Form 10-Q/A
period 1996-01-31
CASINO AMERICA INC
filed 1996-06-04
CIK 863015

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 1996
                              -----------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -----------------------------------------------

Commission File Number:                          0-20538
                        ------------------------------------------------------

                             Casino America, Inc.
- ------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

             Delaware                                  41-1659606
- ------------------------------------------------------------------------------
      (State of Incorporation)               (IRS Employer Identification No.)

   711 Washington Loop, Second Floor, Biloxi, Mississippi         39530
- ------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (601) 436-7000
- ------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X       No
                                    ---         ---
Shares of Common Stock outstanding at March 13, 1996: 16,034,082
                                                      ----------

                             CASINO AMERICA, INC.
                                  FORM 1O-Q/A
                                     INDEX


Part I -        FINANCIAL INFORMATION

                Item 1.  Financial Statements
                         Consolidated Balance Sheets,
                          January 31, 1996 (unaudited) and
                          April 30, 1995

                         Consolidated Statements of
                          Operations for the Three Months
                          Ended January 31, 1996 and 1995
                          (unaudited)

                         Consolidated Statements of
                          Operations for the Nine Months
                          Ended January 31, 1996 and 1995
                          (unaudited)

                         Consolidated Statements of
                          Cash Flows for the Nine Months
                          Ended January 31, 1996 and 1995
                          (unaudited)

                         Notes to Unaudited Consolidated
                          Financial Statements


                Item 2.  MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                SIGNATURES

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             January 31,     April 30,
                                                                1996           1995
                                                            ------------   ------------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $  8,981,000   $ 18,997,000
  Accounts receivable:
    Related parties                                            2,017,000      2,409,000
    Other                                                      2,089,000        825,000
  Income tax receivable                                               --      1,189,000
  Inventories                                                    854,000        752,000
  Prepaid expenses                                             1,598,000      1,189,000
                                                            ------------   ------------
TOTAL CURRENT ASSETS                                          15,539,000     25,361,000
                                                            ------------   ------------

PROPERTY AND EQUIPMENT:
  Land and improvements                                       25,472,000     18,687,000
  Leasehold improvements                                      50,191,000      5,368,000
  Buildings and improvements                                   6,187,000      5,203,000
  Riverboats and floating pavilions                           32,724,000     51,020,000
  Furniture, fixtures and equipment                           35,759,000     35,211,000
  Construction in progress                                        44,000     33,082,000
                                                            ------------   ------------
                                                             150,377,000    148,571,000
  Less: Accumulated depreciation                              18,648,000     15,086,000
                                                            ------------   ------------
Property and equipment - net                                 131,729,000    133,485,000
                                                            ------------   ------------

OTHER ASSETS:
  Investment in and advances to affiliates                    30,044,000     20,861,000
  Notes receivable - related party                             4,700,000      4,700,000
  Other investments                                            2,250,000      2,250,000
  Property held for development or sale                       15,866,000      1,398,000
  Restricted cash                                                     --     12,171,000
  Berthing, concession and leasehold rights, net of
   accumulated amortization of $1,130,000 and
   $895,000, respectively                                      5,138,000      5,373,000
  Deferred financing costs, net of accumulated amortization
   of $1,290,000 and $682,000, respectively                    4,265,000      4,089,000
  Prepaid expenses                                               796,000        955,000
  Deposits and other                                             968,000      1,256,000
                                                            ------------   ------------
                                                              64,027,000     53,053,000
                                                            ------------   ------------

TOTAL ASSETS                                                $211,295,000   $211,899,000
                                                            ============   ============


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        January 31,     April 30,
                                                                           1996           1995
                                                                       ------------   ------------
                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and lines of credit                                    $  3,441,000   $    389,000
  Current maturities of long-term debt                                    7,807,000      6,404,000
  Accounts payable - Trade                                                4,039,000      8,369,000
  Accrued liabilities:
    Interest                                                              2,892,000      5,631,000
    Payroll and payroll related                                           6,400,000      5,670,000
    Property and other taxes                                              2,569,000      1,207,000
    Progressive jackpots and slot club awards                             1,941,000      2,232,000
    Deferred income taxes                                                 1,559,000      1,477,000
    Other                                                                 3,376,000        480,000
                                                                       ------------   ------------
TOTAL CURRENT LIABILITIES                                                34,024,000     31,859,000
                                                                       ------------   ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                               131,300,000    132,064,000
                                                                       ------------   ------------

DEFERRED INCOME TAXES                                                     5,496,000      5,961,000
                                                                       ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 2,000,000 shares
    authorized; none issued                                                      --             --
  Common stock, $0.01 par value; 45,000,000 shares authorized;
    shares issued and outstanding: 15,010,442 and
    14,853,124, respectively                                                150,000        149,000
  Class B common stock, $0.01 par value; 3,000,000
    shares authorized; none issued                                               --             --
  Additional paid-in capital                                              7,796,000      7,168,000
  Retained earnings                                                      32,529,000     34,698,000
                                                                       ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                               40,475,000     42,015,000
                                                                       ------------   ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $211,295,000   $211,899,000
                                                                       ============   ============


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended January 31,
                                                                1996              1995
                                                            ------------      ------------
REVENUE:
  Casino                                                    $31,445,000       $28,034,000
  Rooms                                                       1,481,000                --
  Management fees - joint ventures                            1,583,000         1,195,000
  Pari-mutuel commissions and fees                            6,113,000                --
  Food, beverage and other                                    2,338,000           913,000
                                                            -----------       -----------
TOTAL REVENUE                                                42,960,000        30,142,000
                                                            -----------       -----------

OPERATING EXPENSES:
  Casino                                                     11,351,000         9,474,000
  Rooms                                                         984,000                --
  Gaming taxes                                                3,967,000         3,124,000
  Pari-mutuel                                                 2,408,000                --
  Food and beverage                                           2,582,000         1,322,000
  Marine and facilities                                       3,834,000         1,684,000
  Marketing and administrative                                9,853,000         7,175,000
  One-time charge                                            11,798,000                --
  Depreciation and amortization                               2,703,000         2,362,000
                                                            -----------       -----------
TOTAL OPERATING EXPENSES                                     49,480,000        25,141,000
                                                            -----------       -----------

OPERATING INCOME (LOSS)                                      (6,520,000)        5,001,000

INTEREST EXPENSE                                             (4,464,000)       (3,462,000)
INTEREST INCOME:
  Related parties                                               160,000           649,000
  Other                                                          44,000           208,000
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES             2,931,000         5,674,000
LOSS ON DISPOSAL OF EQUIPMENT                                  (795,000)               --
                                                            -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                            (8,664,000)        8,070,000

INCOME TAX PROVISION (BENEFIT)                               (2,097,000)        3,298,000
                                                            -----------       -----------

NET INCOME (LOSS)                                           $(6,547,000)      $ 4,772,000
                                                            ===========       ===========

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE    $     (0.44)      $      0.31

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES         14,972,000        15,471,000


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                            Nine Months Ended January 31,
                                                               1996              1995
                                                           ------------      ------------
REVENUE:
  Casino                                                   $ 90,300,000      $ 88,615,000
  Rooms                                                       2,969,000                --
  Management fees - joint ventures                            4,351,000         3,431,000
  Pari-mutuel commissions and fees                            8,938,000                --
  Food, beverage and other                                    4,969,000         3,730,000
                                                           ------------      ------------
TOTAL REVENUE                                               111,527,000        95,776,000
                                                           ------------      ------------

OPERATING EXPENSES:
  Casino                                                     31,922,000        31,346,000
  Rooms                                                       1,959,000                --
  Gaming taxes                                               11,104,000        10,401,000
  Pari-mutuel                                                 6,221,000                --
  Food and beverage                                           6,654,000         5,547,000
  Marine and facilities                                       8,343,000         5,813,000
  Marketing and administrative                               25,705,000        19,603,000
  One-time charge                                            11,798,000                --
  Preopening expenses                                         1,290,000           483,000
  Depreciation and amortization                               8,230,000         6,564,000
                                                           ------------      ------------
TOTAL OPERATING EXPENSES                                    113,226,000        79,757,000
                                                           ------------      ------------

OPERATING INCOME (LOSS)                                      (1,699,000)       16,019,000

INTEREST EXPENSE                                            (11,189,000)      (10,824,000)
INTEREST INCOME:
  Related parties                                               590,000         2,674,000
  Other                                                         430,000           573,000
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES            12,207,000        14,000,000
LOSS ON DISPOSAL OF EQUIPMENT                                (1,121,000)         (277,000)
                                                           ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                              (782,000)       22,165,000

INCOME TAX PROVISION                                          1,387,000         8,800,000
                                                           ------------      ------------

NET INCOME (LOSS)                                          $ (2,169,000)     $ 13,365,000
                                                           ============      ============

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE   $      (0.14)     $       0.85

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES         15,580,000        15,649,000


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Nine Months Ended January 31,
                                                               1996              1995
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $ (2,169,000)     $ 13,365,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                              9,054,000         6,857,000
   Deferred income taxes                                       (383,000)        1,500,000
   Equity in income of unconsolidated joint ventures        (12,207,000)      (14,000,000)
   Loss on disposal of equipment                              1,121,000           277,000
   Stock issued for compensation                                 88,000                --
   One-time charge                                           11,798,000                --
   Changes in current assets and liabilities:
     Accounts receivable                                       (872,000)       (1,143,000)
     Income tax receivable                                    1,189,000                --
     Inventories                                               (102,000)          (80,000)
     Prepaid expenses                                           292,000          (326,000)
     Accounts payable - Trade                                (4,330,000)       (7,343,000)
     Accrued liabilities                                       (583,000)       (3,759,000)
                                                           ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           2,896,000        (4,652,000)
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (23,731,000)      (22,204,000)
Purchase of property held for development or sale            (2,697,000)       (1,398,000)
Increase in other investments                                        --        (2,250,000)
Proceeds from disposals of property and equipment             2,770,000                --
Advances to joint ventures                                           --        (6,831,000)
Repayments from joint ventures                                2,300,000        27,014,000
Distributions from joint ventures                               724,000                --
Decrease in restricted cash                                  12,171,000         5,431,000
Deposits and other - net                                        274,000        (1,099,000)
                                                           ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                        (8,189,000)       (1,337,000)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                      9,251,000                --
Principal payments on borrowings                            (13,731,000)       (6,293,000)
Deferred financing costs                                       (784,000)          (70,000)
Proceeds from sale of stock                                     541,000           238,000
                                                           ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                        (4,723,000)       (6,125,000)
                                                           ------------      ------------

Net decrease in cash and cash equivalents                   (10,016,000)      (12,114,000)
Cash and cash equivalents at beginning of period             18,997,000        25,151,000
                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  8,981,000      $ 13,037,000
                                                           ============      ============

                                  (CONTINUED)

                     CASINO AMERICA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                                  (UNAUDITED)

                                                                            Nine Months Ended January 31,
                                                                               1996              1995
                                                                           ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest, net of amounts capitalized                                     $13,104,000       $13,960,000
  Income taxes, net of refunds received                                       (341,000)        6,795,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Notes payable and debt issued for:
  Land                                                                       1,726,000                --
  Property and equipment                                                     3,713,000           600,000
  Insurance premiums                                                           552,000                --
Account receivable recorded on disposal of property and equipment                   --         1,246,000


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              CASINO AMERICA, INC.

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          Basis of Presentation:

          Casino America, Inc. (the "Company") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning, and operating riverboat and dockside casinos and related facilities. The Company has licenses to conduct gaming operations in Biloxi and Vicksburg, Mississippi through its subsidiaries, and in Bossier City and Lake Charles, Louisiana through unconsolidated joint ventures.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.

          Certain amounts as of the year ended April 30, 1995 and the three and nine month periods ended January 31, 1995, respectively, have been reclassified to conform with the 1996 presentation.

          Impact of Recently Issued Accounting Standards:

          In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Note 2.   Operating Expenses

          The Company incurred $483,000 in preopening expenses for the nine month period ended January 31, 1995 in connection with the opening of the Company's expanded facility at the Isle of Capri Casino in Vicksburg (the "Isle-Vicksburg").

          In addition, included in the equity in income of unconsolidated joint ventures is $1,600,000 which is the Company's share of the preopening expenses for the nine month period ended January 31, 1995 in connection with the opening of the Isle of Capri Casino in Bossier City, Louisiana on May 23, 1994 owned by the Company's 50% owned joint venture (the "Isle-Bossier City").

          The Isle of Capri Casino in Biloxi, Mississippi, (the "Isle-Biloxi"), which originally opened on August 1, 1992, underwent a substantial reconfiguration of its existing casino complex and opened a new hotel and pavilion on August 1, 1995. The Company incurred $1,290,000 of preopening expenses in connection with the opening of this expanded facility during the nine month period ended January 31, 1996.

          In addition, included in the Company's equity in income of unconsolidated joint ventures for the nine months ended January 31, 1996 is a net loss of $1,838,000 which is the Company's share of the net loss of the 25% owned Isle of Capri Casino in Lake Charles, Louisiana (the "Isle-Lake Charles") which is managed by a subsidiary of the Company and opened on July 29, 1995. $470,000 of this loss represents preopening expenses incurred in connection with the opening of the facility.

Note 3.   Operating Results of Unconsolidated Joint Ventures

          The following are combined summarized operating results for the Isle-Bossier City and LRG Hotels, L.L.C. for the nine month periods ended:

                                January 31, 1996  January 31, 1995
                                ----------------  ----------------
          Total Revenue           $114,490,000      $112,322,000
          Operating Income        $ 29,877,000      $ 34,931,000
          Net Income              $ 24,415,000      $ 28,000,000

Note 4.   Business Acquisition

          On June 30, 1995, the Company acquired 100% of Pompano Park ("Pompano"), a harness racing track, for approximately $8,000,000. The acquisition was accounted for as a purchase, and the results of operations of Pompano have been included in the consolidated income statement from the date of acquisition. Pro forma operating results giving effect to the Pompano acquisition have not been provided because the pro forma effect of the acquisition was not material to the operating results of the Company. If casino gaming is legally permitted in Florida at the Pompano Park site by June 30, 2001, the Company is required to pay additional consideration to the seller amounting to $25,000,000 plus 5% of net gaming win, as defined. The probability of the Company paying such additional consideration is remote; however, if such payments are made in the future, they would be accounted for as additional purchase price and allocated to goodwill. Such goodwill will be amortized over a period to be determined at date of payment not to exceed 40 years.

Note 5.   One-Time Charge

          During the third quarter, the Company recorded an $11,798,000 pretax one-time charge. The components of the one-time charge include $9,257,000 related to the write-down of two riverboats, a barge and certain gaming equipment all of which were reclassified during the quarter as being held for sale, $1,991,000 related to severance, relocation and certain costs associated with the recent change in executive management and $550,000 related to costs associated with certain abandoned projects. The write-down of the riverboats relates to two riverboats (the Emerald Lady and Diamond Lady) which are currently not being used in operations. Each riverboat was written down to a carrying value of approximately $5,000,000 based upon a current purchase/lease option agreement on one riverboat and two recent oral purchase offers received by the Company. The amount of such offers and purchase/lease option range from $5,000,000 to $6,000,000. The Company currently does not expect to take additional write-downs relating to these riverboats.

Note 6.   Litigation

          Florida  Class Action Matter

          The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators, and four gaming distributors (the "Gaming Industry Defendants") in a consolidated class action lawsuit pending in Las Vegas, Nevada. The suits allege that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The actions are in the early stages of discovery and preliminary motions. The Company is unable at this time to determine what effect, if any, the suit would have on its financial position or results of operations.

Note 7.   Subsequent Events

          Sale of Common Stock

          On March 11, 1996, the Company sold an aggregate of 1,020,940 shares of its common stock at a price of $5.875 per share to the Chairman and Chief Executive Officer of the Company and three members of his family. On March 1, 1996, when the Board adopted resolutions authorizing the Company's officers to consummate the sale of these shares, the last reported sales price on NASDAQ was $5.75 per share. Proceeds from the sale totaled $5,998,000. A portion of the proceeds were used to retire a total of $1,500,000 in loans payable to the Chairman and a related party, as well as accrued interest of $56,000.

          Rights Offering

          The Company intends to make available to its other shareholders, on a pro rata basis, the same opportunity to purchase shares of the Company's common stock at the same price of $5.875 per share, at a ratio of approximately one share for every four shares owned on the record date of March 15, 1996. The Company's primary purpose of that offering is to ensure that all shareholders have the same opportunity to purchase shares as have been afforded to the Chairman and his family, and the Company will not use any underwriter or other selling agent in connection therewith.

Note 8. The Isle-Lake Charles ("SCGC") and the Isle-Bossier City ("LRGP") Covenant Noncompliance

          SCGC and LRGP are currently co-obligors under a Note Purchase Agreement, dated as of July 20, 1995, with Nomura Holding America, Inc. and First National Bank of Commerce, as Agent (the "Note Purchase Agreement"), pursuant to which $38.4 million aggregate principal amount remains outstanding (the "Nomura Borrowing"). A portion of the proceeds of the Nomura Borrowing were used by SCGC to finance development costs at the Isle-Lake Charles. As of January 31, 1996, SCGC and LRGP were not in compliance with respect to certain financial covenants in the Note Purchase Agreement, and management anticipates that SCGC will remain out of compliance with respect to such covenants for the fiscal quarter ending April 30, 1996.

          The Note Purchase Agreement provides that upon the failure to comply with a covenant as described above, the lenders thereunder have the right, upon the giving of notice, to (among other things) cause an acceleration of the maturity date of all amounts outstanding under the Note Purchase Agreement. Management of SCGC, LRGP and the Company does not believe that the continuance of the financial covenant noncompliance described above will lead to an acceleration of the repayment obligations of SCGC and LRGP under the Note Purchase Agreement. However, in the event that such repayment obligations are accelerated, SCGC and LRGP will need to locate other sources of capital in order to meet such repayment obligations, and there can be no assurance that such sources will be available, or be available on terms acceptable to LRGP and SCGC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.

GENERAL

The Company believes that the results of operations for the nine month periods ended January 31, 1996 and 1995 may not be indicative of the results of operations for future periods because of, among other factors, the substantial present and expected future increase in gaming competition along the Mississippi Gulf Coast and in Vicksburg, Bossier City and Lake Charles, as well as the opening of the Isle-Lake Charles on July 29, 1995. Competition in these markets continues to increase as new casinos open, and the Company also faces competition from gaming operations in the New Orleans area. Accordingly, the Company believes that the levels of operating revenues and profitability of the Company's properties during the nine months ended January 31, 1996 may not be sustained in future periods. The Company believes that seasonality does not have a significant effect on its business.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1996 Compared to Three Months Ended January 31, 1995

The Company experienced a net loss of $6.5 million for the three month period ended January 31, 1996, as compared to net income of $4.8 million for the three month period ended January 31, 1995. This decrease was due primarily to an $11.8 million pretax one-time charge which included $9.3 million related to the write-down of two riverboats, a barge and certain gaming equipment all of which were reclassified during the quarter as being held for sale, as well as $2.5 million related to abandoned projects, severance costs and certain other costs associated with the recent change in executive management. In addition, the Company incurred a $0.7 million charge in connection with accounting for deferred taxes related to its investment in St. Charles Gaming Company ("SCGC"), the joint venture that owns the Isle-Lake Charles, and a $0.8 million loss on disposal of an airplane and other equipment. The Company's net loss for the three months ended January 31, 1996 includes $2.9 million of equity in the income of the Isle-Bossier City, compared to $5.7 million for the same period last year. The $2.9 million includes $1.0 million for the Company's share of net losses of the unconsolidated joint venture's 50% interest in the Isle-Lake Charles, which opened July 29, 1995. The Company's effective income tax rate was 24% for the three month period ended January 31, 1996 as compared to 41% for the comparable period ended January 31, 1995. The decrease in the effective rate is due primarily to the fact that the Company cannot include its share of the net loss of SCGC in its income tax calculation. The Company experienced a loss of $0.44 per share for the three months ended January 31, 1996, a decrease of 242% from earnings per share of $0.31 reported for the three months ended January 31, 1995.

Total revenues were $43.0 million for the quarter ended January 31, 1996, as compared to $30.1 million for the quarter ended January 31, 1995, representing an increase of 43%. Casino revenues increased by $3.4 million or 12% compared to the prior year's quarter, as a $5.0 million increase in casino revenues at the Isle-Biloxi was offset by a $1.6 million decrease in casino revenues at the Isle- Vicksburg. The Company does not consolidate the revenues of the Isle-Bossier City, which totaled $36.6 million for the three months ended January 31, 1996 compared to $38.9 million for the same period last year.


Revenues for the quarter ended January 31, 1996 include room revenues of $1.5 million from the 370- room Crowne Plaza hotel and entertainment pavilion at the Isle-Biloxi, which opened on August 1, 1995.

The Company earned management fees of $1.6 million for the three months ended January 31, 1996, compared to $1.2 million for the three months ended January 31, 1995. In addition to fees earned under the Company's management agreement with Louisiana Riverboat Gaming Partnership ("LRGP") with respect to the Isle-Bossier

City, $0.6 million in fees were earned under the Company's management agreement with SCGC with respect to the Isle-Lake Charles.

The quarter ended January 31, 1996 also includes pari-mutuel commissions and fees of $6.1 million generated by the Pompano Park Harness Track acquired on June 30, 1995.

Food, beverage and other revenues totaled $2.3 million for the quarter ended January 31, 1996, compared to $0.9 million for the quarter ended January 31, 1995. Food and beverage revenues do not reflect the value of any complimentaries. Of the $1.4 million increase, $0.5 million is attributable to food and beverage and other revenues generated by ASMI Management, Inc. ("ASMI"), a wholly owned food and beverage service subsidiary of the Company which is operated at the Pompano Park Harness Track. The remainder results from an increase in food and beverage revenue at the Isle-Biloxi due to the opening of the new Crowne Plaza hotel on August 1, 1995.

Casino expenses for the three month period ended January 31, 1996 totaled $11.4 million, as compared to $9.5 million for the comparable period last year.
Casino expenses consist primarily of salaries, wages, benefits, and operating and certain promotional expenses of the casinos. The increase is due primarily to the corresponding increase in casino revenues at the Isle-Biloxi for the period. Casino expenses, as a percentage of casino revenues, were 36% for the three months ended January 31, 1996 as compared to 34% for the comparable period last year.

Expenses for the quarter ended January 31, 1996 include room expenses of $1.0 million from the new Crowne Plaza hotel. These expenses are those directly relating to the cost of providing hotel rooms. Other costs related to the hotel are shared with the casino and are presented in their respective expense categories.

Gaming taxes paid to the State of Mississippi, cities and counties totaled $4.0 million for the three months ended January 31, 1996, as compared to $3.1 million for the same period last year. Gaming taxes in both periods represented 12% of casino revenues, as required by Mississippi law.

Pari-mutuel operating costs of the Pompano Park Harness Track totaled $2.4 million for the quarter ended January 31, 1996. Operating costs consist primarily of compensation, benefits, purses, stakes, awards and players' salaries, bonuses and prizes.

Food and beverage expenses of $2.6 million for the three months ended January 31, 1996 reflect a 95% increase from $1.3 million for the same quarter in 1995. These expenses consist primarily of the salaries, wages, benefits and operating costs of the food and beverage operations, including $0.5 million in food and beverage costs attributable to ASMI. The increase in these expenses is consistent with the $1.4 million, or 156% increase in food and beverage revenues in the same comparative periods.

Marine and facilities expenses totaled $3.8 million for the three months ended January 31, 1996, representing an increase of 128% over the $1.7 million reported in the comparable period in the prior fiscal year. This increase primarily relates to the increase in the size of the facility at the Isle-Biloxi and the associated labor and utility costs of that expanded facility, as well as costs similarly classified with respect to the Pompano facility.

Marketing and administrative expenses totaled $9.9 million for the three months ended January 31, 1996 as compared to $7.2 million for the three months ended January 31, 1995. Marketing expenses included additional promotions at the Isle-Biloxi and the Isle-Vicksburg, while marketing and administrative expenses include $1.3 million for the Pompano Park Harness Track.

Depreciation and amortization expense was $2.7 million for the three months ended January 31, 1996, representing an increase of 14% over depreciation and amortization expense of $2.4 million for the three months ended January 31, 1995. The increase in depreciation expense is primarily attributable to the new hotel and entertainment pavilion at the Isle-Biloxi.

Interest expense was $4.5 million for the three months ended January 31, 1996 as compared to $3.5 million net of capitalized interest of $0.3 million, for the three months ended January 31, 1995. This increase was primarily due to additional debt incurred related to the new hotel and pavilion at the Isle-Biloxi and additional indebtedness relating to furniture, fixtures and equipment purchases, as well as land purchased for development.

Nine Months Ended January 31, 1996 Compared to Nine Months Ended January 31,
1995

The Company experienced a net loss of $2.2 million for the nine months ended January 31, 1996, as compared to net income of $13.4 million for the nine months ended January 31, 1995, representing a decrease of 116%. This decrease was due primarily to an $11.8 million pretax one-time charge which included $9.3 million related to the write-down of two riverboats, a barge and certain gaming equipment, all of which were reclassified during the quarter as being held for sale, as well as $2.5 million related to abandoned projects, severance costs and certain other costs associated with the recent change in executive management. In addition, the Company incurred a $0.7 million charge in connection with accounting for deferred taxes related to its investment in SCGC and a $0.8 million loss on disposal of an airplane and other equipment. Reduced operating income at the Isle-Vicksburg, resulting from an increasingly competitive environment also contributed to the decrease in net income. The Company's net loss for the nine months ended January 31, 1996 includes $12.2 million of equity in the income of the Isle- Bossier City, compared to $14.0 million for the same period last year. The $12.2 million includes $1.8 million for the Company's share of net losses of SCGC. The Company also experienced a charge of approximately $1.5 million for legal, printing and accounting costs associated with the withdrawal of the Company's registration statement and the proposed transactions related thereto. The Company's effective income tax rate was 177% for the nine month period ended January 31, 1996 as compared to 40% for the comparable period ended January 31, 1995. The increase in the effective rate is due primarily to the fact that the Company cannot include its share of the net loss of SCGC in the Company's calculation of income taxes. The Company experienced a loss of $0.14 per share for the nine months ended January 31, 1996, a decrease of 116% from earnings per share of $0.85 reported for the nine months ended January 31, 1995.

Total revenues were $111.5 million for the nine months ended January 31, 1996, as compared to $95.8 million for the nine months ended January 31, 1995, representing an increase of 16%. Casino revenues, in total, increased by 2% to $90.3 million from $88.6 million as compared to the prior year, due primarily to a $5.4 million increase in casino revenues at the Isle-Biloxi and a $3.7 million decrease in casino revenues at the Isle-Vicksburg. The Company does not consolidate the revenues of the Isle- Bossier City, which totaled $114.5 million for the nine months ended January 31, 1996 compared to $112.3 million for the same period last year.

Revenues for the nine month period ended January 31, 1996 include room revenues of $3.0 million from the new Crowne Plaza hotel and entertainment pavilion at the Isle-Biloxi.

The Company earned management fees of $4.4 million for the nine months ended January 31, 1996, compared to $3.4 million for the nine months ended January 31, 1995. In addition to fees earned under the Company's management agreement with LRGP with respect to the Isle-Bossier City, $0.9 million in fees were earned under the Company's management agreement with SCGC with respect to the Isle-Lake Charles.

The nine months ended January 31, 1996 also includes pari-mutuel commissions and fees of $8.9 million generated by the Pompano Park Harness Track acquired on June 30, 1995.

Food, beverage and other revenues were $5.0 million for the nine months ended January 31, 1996, compared to $3.7 million for the nine months ended January 31, 1995. Food and beverage revenues do not reflect the value of any complementaries. Of the $1.2 million increase, $0.7 million is attributable to revenues generated by ASMI, which is operated at the Pompano Park Harness Track. The remainder of the increase in food, beverage and other revenue is attributable to the opening of the new hotel at the Isle-Biloxi on August 1, 1995.

Casino expenses for the nine months ended January 31, 1996 totaled $31.9 million as compared to $31.3 million for the comparable period last year. Casino expenses consist primarily of salaries, wages, benefits and operating and certain promotional expenses of the casinos. Casino expenses as a percentage of casino revenues were 35% for the nine months ended January 31, 1996 and 1995, respectively.

The nine month period ended January 31, 1996 includes room expenses of $2.0 million from the new Crowne Plaza hotel and entertainment pavilion at the Isle-Biloxi. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotel are shared with the casino and are presented in their respective expense categories.

Gaming taxes paid to the State of Mississippi, cities and counties totaled $11.1 million for the nine months ended January 31, 1996, as compared to $10.4 million for the same period last year, and are consistent with the aforementioned increase in casino revenues. Gaming taxes in both periods represented 12% of casino revenues as required by Mississippi law.

Pari-mutuel operating costs of the Pompano Park Harness Track, which was acquired on June 30, 1995, totaled $6.2 million for the nine months ending January 31, 1996. Such costs consist primarily of compensation, benefits, purses, stakes, awards and players' salaries, bonuses and prizes.

Food and beverage expenses of $6.7 million for the nine months ended January 31, 1996 increased by 20% or $1.1 million over the same period in 1995, consistent with food and beverage revenues. $0.6 million of the increase was attributable to ASMI's food and beverage operating costs, while the remainder of the increase occurred at the Isle-Biloxi due to the opening of its hotel.

Marine and facilities expenses totaled $8.3 million for the nine months ended January 31, 1996, representing an increase of 44% over the $5.8 million reported in the comparable period in the prior fiscal year. $1.7 million of the increase relates to facilities and maintenance costs of the Pompano Park Harness Track, while an additional $0.8 million relates to the increase in the size of the facility at the Isle-Biloxi and the associated labor and utility costs of that expanded facility.

Marketing and administrative expenses totaled $25.7 million for the nine months ended January 31, 1996 as compared to $19.6 million for the nine months ended January 31, 1995. Marketing expenses included additional promotions at the Isle-Biloxi and the Isle-Vicksburg in response to increased competition in the Company's markets, while administrative expenses reflect the aforementioned charge for costs associated with the withdrawal of the Company's registration statement and cancellation of its planned public offering, as well as administrative and promotional expenses for the recently acquired Pompano Park Harness Track.

Depreciation and amortization expense was $8.2 million for the nine months ended January 31, 1996, representing an increase of 25% over depreciation and amortization expense of $6.6 million for the nine months ended January 31, 1995. The increase is primarily attributable to the new hotel and entertainment pavilion at the Isle-Biloxi.

Preopening expenses of $1.3 million for the nine months ended January 31, 1996 represent salaries, benefits, training and other non-capitalizable costs which were expensed upon the opening of the new hotel at the Isle-Biloxi. For the nine months ended January 31, 1995, $0.5 million in preopening expenses relate to the expansion of facilities at the Isle-Vicksburg.

Interest expense was $11.2 million, net of capitalized interest of $1.9 million, for the nine months ended January 31, 1996 as compared to $10.8 million, net of capitalized interest of $0.3 million, for the nine months ended January 31, 1995. This increase was primarily due to additional debt incurred related to the new hotel and pavilion at the Isle-Biloxi, as well as additional indebtedness relating to furniture, fixtures and equipment and land purchased for new development, and the acquisition of the Pompano Park Harness Track.

Interest Income - Related Parties was $0.6 million for the nine months ended January 31, 1996 as compared to $2.7 million for the nine months ended January 31, 1995. Interest at the rate of 11.5% was being charged to LRGP with respect to the Company's loan to the joint venture, which was repaid in full in May 1995.

Liquidity and Capital Resources
- -------------------------------

At January 31, 1996, the Company had cash and cash equivalents of $9.0 million compared to $19.0 million at April 30, 1995. During the nine month period ended January 31, 1996, operating activities provided $2.9 million of cash flow to the Company as compared to $4.7 million of cash flow used in operating activities for the nine month period ended January 31, 1995.

The Company invested $23.7 million in property and equipment in the nine month period ended January 31, 1996, primarily at the Isle-Biloxi for its new hotel, as well as in connection with the acquisition of the Pompano Park Harness Track. The Company also invested $2.7 million in property held for development in Colorado during the period, and is currently considering divesting its interest in Colorado, which represents an aggregate investment of $4.3 million. In addition, the Company received $0.7 million in distributions and $2.3 million in repayments from LRGP primarily related to the repayment of a note receivable during the period. The Company received $12.2 million in cash held by a trustee which was primarily used for the construction of the hotel at the Isle-Biloxi, and $2.8 million in proceeds from the sale of its aircraft and other equipment.

The Company's principal near-term capital requirements relate to the fact that the Company is actively seeking to increase its percentage ownership in its Louisiana joint ventures. On January 2, 1996, the Company reached an agreement which includes parties representing several groups of creditors to acquire out of bankruptcy all of the outstanding stock of Grand Palais Riverboat, Inc. ("GPRI"), a wholly owned subsidiary of Hemmeter Enterprises, Inc. If that acquisition is consummated, the Company intends to move GPRI's gaming vessel to the site of the Isle-Lake Charles in order to create a two-boat operation sharing a common pavilion. The terms of the transaction include the issuance of 2,250,000 shares of the Company's common stock and warrants to purchase an additional 500,000 shares of the Company's common stock at $10.00 per share.
The Company would also be required to make cash payments in an aggregate amount of approximately $6.5 million. The total value of the transaction is estimated to be in excess of $45.0 million, plus the assumption of up to $10.0 million in existing GPRI liabilities. The closing of the transaction is subject to a number of conditions, including regulatory approvals and other consents and approvals. While the parties are currently anticipating a closing of the transaction within approximately 60 days, there are no assurances that such conditions will be met.

Also on January 2, 1996, the Company reached an agreement whereby Crown Casino Corporation ("Crown") would exchange its 50% interest in SCGC for 1,850,000 registered shares of the Company's common stock, and the modification and enhancement of certain payment and other terms of an existing $20 million note previously issued by LRGP to Crown, which would increase the number of shares of the Company's stock Crown may purchase pursuant to warrants from 416,667 shares to 833,334 shares. The warrants would be exercisable by converting a portion of the LRGP note into the Company's stock at $12.00 per share. The consummation of this transaction is subject to the consummation of the Grand Palais acquisition described above, as well as a number of other independent conditions.

On March 11, 1996, the Company sold an aggregate of 1,020,940 shares of its common stock at $5.875 per share to the Chairman and Chief Executive Officer of the Company and three members of his family. Proceeds from the sale totaled $6.0 million. Part of the proceeds were used to retire a total of $1.5 million in loans payable to the Chairman and a related party, as well as accrued interest of $0.1 million. In addition, the Company intends to make available to its other shareholders, on a pro rata basis, the same opportunity to purchase shares of the Company's common stock at the same price of $5.875 per share, at a ratio of approximately one share for every four shares owned on the record date of March 15, 1996. The Company's primary purpose of that offering is to ensure that all shareholders have the same opportunity to purchase shares as have been afforded to the Chairman and his family, and the Company will not use any underwriter or other selling agent in connection therewith.

Excluding proceeds received or expected to be received from the aforementioned stock transactions, the Company's principal sources of funds in the reasonably foreseeable future are expected to be amounts available under lines of credit aggregating $3.5 million, cash flows from operations, management fees and existing cash balances, which aggregated $9.0 million at January 31, 1996. Management expects that these funds, coupled with funds received from the stock transactions, should be sufficient to satisfy its projected normal operating cash requirements in the reasonably foreseeable future, as well as costs and capital requirements relating to its pending transactions, assuming that cash flows from operations do not fall below expected levels. No significant capital expenditures are committed to by the Company at this time, other than those discussed above.

The Company's 50%-owned subsidiary, LRGP, is required to provide financing related to the development of the Isle-Lake Charles in an amount up to $45 million. As of January 31, 1996, debt financing in the form of loans totaling $45 million were in place, which debt was issued by LRGP and SCGC as co-issuers. In addition, LRGP has loaned $15.3 million to SCGC with respect to the construction of the Isle-Lake Charles as of January 31, 1996. The Company loaned an additional $4.7 million to SCGC to assist with development costs. The loan bears interest at a rate of 11.5%. One of the loan agreements in place at LRGP and SCGC restricts the repayment of this note to the Company until such time as that loan is repaid.

SCGC and LRGP are currently co-obligors under a Note Purchase Agreement, dated as of July 20, 1995, with Nomura Holding America, Inc. and First National Bank of Commerce, as Agent (the "Note Purchase Agreement"), pursuant to which $38.4 million aggregate principal amount remains outstanding (the "Nomura Borrowing"). A portion of the proceeds of the Nomura Borrowing were used by SCGC to finance development costs at the Isle-Lake Charles. As of January 31, 1996, SCGC and LRGP were not in compliance with respect to certain financial covenants in the Note Purchase Agreement, and management anticipates that SCGC will remain out of compliance with respect to such covenants for the fiscal quarter ending April 30, 1996.

The Note Purchase Agreement provides that upon the failure to comply with a covenant as described above, the lenders thereunder have the right, upon the giving of notice, to (among other things) cause an acceleration of the maturity date of all amounts outstanding under the Note Purchase Agreement. Management of SCGC, LRGP and the Company does not believe that the continuance of the financial covenant noncompliance described above will lead to an acceleration of the repayment obligations of SCGC and LRGP under the Note Purchase Agreement. However, in the event that such repayment obligations are accelerated, SCGC and LRGP will need to locate other sources of capital in order to meet such repayment obligations, and there can be no assurance that such sources will be available, or be available on terms acceptable to LRGP and SCGC.

In order to expand into a new venue beyond the four sites where the Company and its subsidiaries are currently operating, or to make significant capital improvements to its existing properties, it will be necessary for the Company to secure additional sources of funds. No assurance can be given that financing for any such new projects will be available, or, if available, on terms acceptable to the Company. In addition, the Company's indenture with respect to its $105 million 11-1/2% First Mortgage Notes due 2001 places certain limits on the Company's ability to incur additional indebtedness, which may limit the Company's financial flexibility in the future. To the extent that the Company's capital resources remain limited, the Company's plans with respect to entry into any new venues, and with respect to any capital expenditures at its existing properties may be delayed.

Impact of Recently Issued Accounting Standards
- ----------------------------------------------

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CASINO AMERICA, INC.

Dated:         , 1996                  By: /s/ Rexford A. Yeisley
                                           -------------------------------
                                           Rexford A. Yeisley
                                           Chief Financial Officer &
                                           Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer and
                                           Accounting Officer)