Form 10-K
period 1996-04-30
CASINO AMERICA INC
filed 1996-07-29
CIK 863015

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                        Commission File Number 0-20538
                                               -------

                             CASINO AMERICA, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                          41-1659606
   ---------------------------------                     ----------------------
     (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                     Identification Number)

711 Washington Loop, Biloxi, Mississippi                          39530
- ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (601) 436-7000

       Securities Registered Pursuant To Section 12(b) Of The Act:  None

          Securities Registered Pursuant To Section 12(g) Of The Act:
                    Common Stock, $.01 Par Value Per Share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates/1/ of the Company is $150,892,962, based on the last reported sale price of $8.25 per share on June 28, 1996 on the Nasdaq National Market, multiplied by 18,290,056 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of June 28, 1996, the Company had a total of 24,758,282 shares of Common Stock outstanding.

- -----------------------

/1/Affiliates for the purpose of this item refer to the directors, executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of these individual stockholders.

                      DOCUMENT INCORPORATED BY REFERENCE:

                  Document                     Part of Form 10-K into which Incorporated
                  --------                     -----------------------------------------
Casino America's Definitive Proxy Statement                    Part III

                                     INDEX

                                                                       PAGE
                                                                       ----

PART I...........................................................         1
- ------
   ITEM 1.   BUSINESS............................................         1
   ITEM 2.   PROPERTIES..........................................        26
   ITEM 3.   LEGAL PROCEEDINGS...................................        28
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        29

   PART II.......................................................        30
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS........................        30
   ITEM 6.   SELECTED FINANCIAL DATA.............................        31
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................        32
   ITEM 8.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..........        39
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE................        71

   PART III......................................................        71
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..        71
   ITEM 11.  EXECUTIVE COMPENSATION..............................        71
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT..............................        71
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......        71

   PART IV.......................................................        71
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K................................        71
   SIGNATURES....................................................        73

                                    PART I
                                    ------


ITEM 1.  BUSINESS.

GENERAL

     Casino America is a leading developer, owner and operator of dockside and riverboat casinos and related facilities in the United States. All of the Company's properties are based on a tropical island theme and operate under the "Isle of Capri Casino" name. The Company currently owns and operates dockside casinos in Biloxi and Vicksburg, Mississippi (the "Isle-Biloxi" and the "Isle-Vicksburg") and, through a 50% interest in Louisiana Riverboat Gaming Partnership ("LRGP"), owns and operates a dockside riverboat casino in Bossier City, Louisiana (the "Isle-Bossier City"). Through St. Charles Gaming Company, Inc. ("SCGC"), 50% of the capital stock of which is owned by LRGP and the other 50% is owned by the Company, the Company owns and operates a riverboat casino and land-based facility, and through Grand Palais Riverboat, Inc. ("GPRI"), 100% of the capital stock of which is owned by the Company, the Company owns and operates the Grand Palais riverboat casino (the "Grand Palais"), both such riverboat casinos being located on a site one mile from Lake Charles, Louisiana (the "Isle-Lake Charles"). See "--Recent Acquisitions--Grand Palais Acquisition" and "--Recent Acquisitions--SCGC Acquisition." The Company has agreed to acquire the remaining 50% interest in LRGP and LRG Hotels, L.L.C. ("LRG Hotels" and such purchase, the "LRGP Acquisition"). See "--Recent Acquisitions--LRGP Acquisition" and "--Recent Developments--Senior Secured Notes Offering and Retirement of Mortgage Notes." Upon consummation of the LRGP Acquisition, the Company would own 100% of both the Isle-Bossier City and the Isle-Lake Charles. Shreveport/Bossier City is currently the closest casino gaming market to the Dallas/Ft. Worth, Texas metropolitan area and Lake Charles is currently the closest casino gaming market to the Houston, Texas metropolitan area. The Company also owns and operates Pompano Park, a harness racing track in Pompano Beach, Florida, midway between Miami and West Palm Beach off of Interstate 95.

     The Company was incorporated in Delaware in February 1990 under the name of Kana Corporation as a vehicle to raise capital for the acquisition of or investment in a business enterprise. In April 1992 the name of the Company was changed to Anubis II Corporation ("Anubis"). In June 1992, Riverboat Corporation of Mississippi (the "Biloxi Gaming Subsidiary"), Riverboat Services, Inc. (the "Consulting Subsidiary"), and Casino Career Training Center, Inc. (the "Training Subsidiary") became wholly owned subsidiaries of Anubis via stock-for-stock exchanges (collectively, the "Reorganization"). Prior to the Reorganization, the Biloxi Gaming Subsidiary and the Consulting Subsidiary were owned by Bernard Goldstein and members of his family and the Training Subsidiary was owned by Messrs. James E. Ernst and Allan B. Solomon. In connection with the Reorganization, Anubis changed its name to Casino America, Inc., and Messrs. Goldstein, Ernst and Solomon took over management of the Company.

     At the time of the Reorganization, the Biloxi Gaming Subsidiary was developing the Isle-Biloxi; the Consulting Subsidiary provided riverboat and dockside casino consulting services to a related party; and the Training Subsidiary provided training for casino employees in connection with gaming activities.

     The Biloxi Gaming Subsidiary currently owns and operates the Isle-Biloxi. Riverboat Corporation of Mississippi-Vicksburg, a wholly owned subsidiary of the Company, currently owns and operates the

Isle-Vicksburg. The Consulting Subsidiary provides riverboat and dockside casino consulting and management services. The Company now trains its casino employees on an ongoing basis and the Training Subsidiary is inactive.

STRATEGY

     The Company's business strategy, which has been implemented in its existing operations, emphasizes the operation and development of value-oriented gaming facilities and complementary amenities with a tropical island theme using the "Isle of Capri Casino" brand name. Management believes that the consistent use of the Isle of Capri Casino name and associated theme has created a readily identifiable brand image connoting excitement, quality and value, complemented by the Company's emphasis on customer service and non-gaming entertainment amenities. The Company seeks to identify slot-oriented customers and active casino patrons through its use of database marketing and generate repeat visitors to the Company's gaming facilities. Management believes that its strategy fosters customer loyalty, enhances the Company's ability to compete effectively in its existing markets, and facilitates the efficient and cost-effective development of gaming facilities in new markets. The Company also believes that good community relations are fundamental to its success and, as a result, takes an active role in community activities in each jurisdiction in which it has gaming facilities.

     The Company has historically identified and entered new gaming markets which it believes provide attractive long-term opportunities, sometimes entering those markets with the assistance of a joint venture partner. The Company is now consolidating its ownership interests in these facilities and anticipates that most of its near-term development activities will focus on expanding its existing facilities. The Company anticipates adding complementary amenities, such as hotels and additional restaurants, in order to compete effectively in its markets and provide customers with a complete entertainment and resort experience designed to increase a customer's length of stay at and use of the Company's facilities. The Company also expects to continue reviewing gaming opportunities in new markets on the basis of demographic, regulatory, competitive and other factors. The Company's strategy when entering new markets has been to develop its projects in phases when appropriate. By reducing the amount of its initial capital commitment, the Company is able to utilize cash flow from operations to help fund subsequent phases and increase the funds available for its other projects. Phased development also allows the Company to better assess market size, customer preferences and competitive factors and adapt the nature and scope of new facilities accordingly. The Company's strategy of making investments through joint ventures, followed by consolidation of its ownership interests (such as through the LRGP Acquisition and the SCGC Acquisition (as defined)) may be implemented in connection with the development of its existing properties and the entry into new gaming markets if the Company believes that such a strategy is appropriate, and if it is able to identify suitable joint venture partners which provide supplemental expertise and resources.

MARKETING

     The Company attracts customers to its casinos by designing and implementing marketing strategies and promotions that emphasize their tropical island theme and promote repeat visitation and customer loyalty. For example, the Company offers membership in its Island Gold Players Club to its customers and "V.I.P." services to higher wagering and repeat gaming patrons. The Island Gold Players Club is a promotional activity in which members accumulate points that can be exchanged for benefits such as casino cash tokens, prizes and complimentary services. In addition, Island Gold Players Club members receive tournament priority and monthly newsletters and a daily "free pull" on a slot machine offering awards up to $100,000. It is anticipated that (to the extent permitted by law) Island Gold Players Club membership cards will be usable on an interchangeable basis at the Company's gaming facilities. Further, the Company uses the Island Gold Players Club to track patron slot play and develop a customer database, which the Company utilizes in its marketing programs. As of April 30, 1996, the Company had enrolled approximately 1.6 million members in the Island Gold Players Club.

     To encourage group sales, the Company utilizes bus programs, corporate and hotel sales programs and golf package programs with hotels and golf courses located near its casinos. The Company's Biloxi hotel is included in the Holiday Inn worldwide reservations system which the Company believes provides the hotel with significant marketing benefits.

     The Company has increased its reliance on database marketing in order to best identify the segments of the population that are most likely to be attracted to the Company's facilities, and intends to emphasize food and entertainment amenities to enhance its customer-friendly atmosphere with a view toward attracting repeat customers. Database marketing helps the Company to identify those customers and potential customers that are most likely to be attracted by the Company's emphasis on slot machine play. The Company also places significant emphasis on attracting local residents and seeks to maintain a strong local identity in each market in which it operates by staging and supporting special events. The Company further enhances its facilities' appeal to local patrons by offering liberal rules on its table games and by encouraging enrollment in the Island Gold Players Club.

     The Company uses television, radio, outdoor and print media to promote its services and to achieve greater name recognition. To further enhance the Isle of Capri Casino tropical theme, the Company engaged Geoffrey Holder, a well-known actor and television personality popularly known as the "Uncola(R)/2/ Man," as a celebrity spokesperson for certain of the Company's television and print media advertisements.

CURRENT OPERATIONS

  The Isle-Bossier City

     The Isle-Bossier City, which commenced operations on May 20, 1994, is among the highest revenue-producing dockside and riverboat casino facilities in the United States. The Isle-Bossier City, one of only three licensed gaming facilities currently operating in the Shreveport/Bossier City market, the closest gaming market to the Dallas/Ft. Worth, Texas metropolitan area, is located on a 26-acre site along the Red River approximately 1/4 mile from the Isle of Capri Boulevard exit off Interstate 20. The Isle-Bossier City consists of a dockside riverboat casino, a land-based entertainment and support pavilion and parking on-site for 1,200 cars, of which 940 are accommodated in an attached parking garage. Additional overflow parking is available nearby on weekends. The Isle-Bossier City features the Company's festive tropical island theme throughout the facility. The features of the land-based pavilion include towering palm trees, exotic rock formations and a waterfall. The riverboat also features a tropical decor, including

- ----------------------------------

/2/The Uncola(R) trademark is owned by Dr. Pepper/Seven-Up Companies, Inc.

signage and lighting fixtures. To enhance the tropical island experience, patrons are served by friendly, attentive support staff dressed in tropical attire.

     The riverboat offers 30,000 square feet of gaming space on three levels with 942 slot machines and 64 table games, including a poker room and video poker bars. The 72,200 square-foot land-based pavilion offers a variety of non-gaming amenities, including three restaurants, a gift shop, an entertainment lounge area, a giant nine-screen television wall featuring live races from Louisiana Downs and other sporting events, an Island Gold Players Club Booth and administrative offices. Restaurant offerings include Calypso's, a 348-seat buffet style restaurant; Coral Reef, a 102-seat casual dining restaurant; and Tradewinds, a 24-seat delicatessen and fast food outlet. Live entertainment is featured in the Caribbean Cove, a 136-seat entertainment lounge.

     The Isle-Bossier City is readily accessible from an exit off Interstate 20 onto Isle of Capri Boulevard, a four-lane road leading directly to the entrance of the facility. Approaching the Isle-Bossier City, customers enter a multi-lane porte cochere providing convenient access to free valet parking, an attached parking garage or surface parking lots.

     The Shreveport/Bossier City market is among the leading riverboat gaming markets in the United States. The Company believes that the Isle-Bossier City attracts customers from three primary groups: (a) local residents; (b) residents of northeastern Texas; and (c) residents of the Dallas/Ft. Worth metropolitan area. Approximately 550,000 and 1.8 million people live within 50 and 100 miles, respectively, of the Isle-Bossier City. The Company believes that approximately 65% of the Isle-Bossier City's business is derived from Texas; approximately 30% of the Isle-Bossier City's business comes from northeastern Texas, including Tyler, Longview and Texarkana, and 26% of the Isle-Bossier City's business comes from the Dallas/Ft. Worth metropolitan area with a population of approximately
4.5 million located 180 miles west on Interstate 20.

     The Isle-Bossier City is one of three comparably sized facilities currently operating in the Shreveport/Bossier City market, all of which opened between April and July 1994. Overall, there is currently an aggregate of approximately 90,000 square feet of casino floor space in use in the Shreveport/Bossier City market.

     The Company owns and operates the 234-room Isle of Capri Hotel, located approximately 2.5 miles east of the Isle-Bossier City on Interstate 20, from which the Company offers shuttle service to the Isle-Bossier City. The Company recently completed a $1.1 million renovation of the Isle of Capri Hotel that management believes has significantly improved the hotel's appearance and competitive position in the market.

     The Shreveport/Bossier City hotel market consists of approximately 5,350 hotel/motel rooms. Hotel occupancy during 1993, prior to the introduction of gaming, averaged approximately 43.1%. During 1994, occupancy rates rose to approximately 70.2% with the heaviest demand during the peak summer months. During 1995, occupancy increased to 72.5%. Several of the area's hotels have incorporated cosmetic upgrades to their facilities due to the increasing demand for quality, overnight accommodations. The Company believes that the Isle of Capri Hotel is well positioned to take advantage of increasing demand in the Shreveport/Bossier City hotel market.

  The Isle-Lake Charles

     The Isle-Lake Charles, which commenced operations on July 29, 1995, is one of two riverboat gaming facilities (each comprised of two licensed riverboats) in the Lake Charles, Louisiana market and one of three gaming facilities in southwest Louisiana (a land-based Indian-owned casino is located in Kinder, Louisiana 35 miles northeast of Lake Charles). On July 12, 1996, the Isle-Lake Charles began operating its second riverboat casino, the Grand Palais, which is the fourth licensed riverboat casino in the Lake Charles market. Lake Charles is currently the closest casino gaming market to Houston, Texas, a metropolitan area with a population of approximately 4.2 million located approximately 145 miles west on Interstate 10. The Isle-Lake Charles is located on a 16-acre site along the Calcasieu River adjacent to Interstate 10 in Calcasieu Parish, one mile from the City of Lake Charles. The Isle-Lake Charles commenced operations with an approximately 27,500 square-foot riverboat casino which presently contains approximately 24,700 square feet of gaming space with 891 slot machines and 43 table games on three levels. A fourth level of that riverboat contains approximately 9,000 square feet of entertainment space. The Grand Palais consists of an approximately 41,700 square foot riverboat casino containing approximately 24,200 square feet of gaming space with 880 slot machines and 48 table games on two levels. The Grand Palais offers a large bar and foyer when customers enter the boat and a spacious third level where the Company may provide a variety of non-gaming and entertainment amenities and, to the extent permissible, expansion of its gaming square footage on the Grand Palais to 30,000 square feet.

     The Isle-Lake Charles opened a new $30 million, 105,000 square foot land-based pavilion in May 1996. The new pavilion is based on a tropical theme, including rock formations, waterfalls, water arches with jets of water shooting up to 30 feet in the air, ponds with porcelain sea life and flower beds landscaped in the shape of playing card suits. The expansion of the Isle-Lake Charles' land-based non-gaming amenities is intended to attract Texas patrons previously drawn to similar amenities at the land-based casino in Kinder. The pavilion provides panoramic views of the lake and the city of Lake Charles with separate entrances to each of the riverboats. In addition, the lighted rooftop rotunda is topped by the Isle of Capri parrot, reaching approximately 145 feet above the ground and visible from the interstate.

     The new pavilion offers a wide variety of non-gaming amenities, including Calypso's, a 489-seat buffet style restaurant; Tradewinds grill and restaurant and Caribbean Cove, which share 220 seats in the pavilion and feature a free, live Caribbean-themed revue entitled "Island Fever"; the Tropics bar; the Banana Cabana gift shop and the Island Gold Players Club booth. The pavilion is scheduled to include a 14,000 square foot activity center, built for live boxing to be broadcast on television and other special events, concerts, banquet and meeting facilities and administrative offices. The Isle-Lake Charles provides free valet parking or free self-parking for more than 2,000 vehicles, including approximately 1,400 spaces in an attached parking garage from which patrons can access the casino by elevator.

     The Company believes that the Isle-Lake Charles attracts customers from three primary groups: (a) residents of southeast Texas, particularly from the Houston metropolitan area, located 145 miles to the west on Interstate 10, and the population centers of Beaumont, Galveston, Orange and Port Arthur, Texas;
(b) local area residents; and (c) tourists. Approximately 480,000 and 1.6 million people live within 50 and 100 miles, respectively, of the Isle-Lake Charles. Like the Isle-Bossier City, a significant portion of the business of the Isle-Lake Charles is (and will continue to be) derived from residents of Texas, where casino gaming has not been legalized. See "Regulatory Matters."

     The Isle-Lake Charles was the second gaming facility to enter the Lake Charles, Louisiana market and the third gaming facility to enter the southwest Louisiana market. Two riverboats, containing an aggregate of approximately 55,000 square feet of casino floor space, are currently operated by Players International from a single location in the City of Lake Charles approximately four miles from the site of the Isle-Lake Charles. In addition, a land-based, Indian-owned casino opened in January 1995 in Kinder, Louisiana, approximately 35 miles northeast of the site of the Isle-Lake Charles. As a new entrant into the Lake Charles market, the Isle-Lake Charles has faced the additional challenge of competing for established customers of its competitors. Management believes that the Isle-Lake Charles has several competitive advantages in the Lake Charles gaming market. The Isle-Lake Charles, with its location at the western end of the Lake Charles gaming market, is the first gaming facility reached by patrons arriving from the west, including Texas. The Company is attempting to capitalize on its superior location by advertising with three back-to-back billboards immediately preceding the exit to the Isle-Lake Charles. Moreover, management believes that its convenient, free on-site parking facilities further enhance the advantages of the Isle-Lake Charles' location. The Company believes that adding the Grand Palais to the site of the Isle-Lake Charles will enable the Company to more effectively compete with the existing two-boat operation in Lake Charles and the land-based casino in Kinder. In addition, although land-based casinos are generally preferred by gaming customers to riverboat casinos (because, among other things, the requirement of cruising), the two-boat operation at the Isle-Lake Charles will provide at least one boat at dockside at all times. Moreover, the land-based casino requires a total of approximately 70 miles more per round trip for patrons from Texas.

  The Isle-Biloxi

     The Isle-Biloxi, which commenced operations on August 1, 1992, was the first gaming facility to open in Mississippi. The Isle-Biloxi currently consists of a 50,000 square-foot dockside casino containing 32,500 square feet of gaming space with 1,149 slot machines and 42 table games on two levels, an adjacent land-based pavilion and on-site parking for more than 1,100 vehicles. During fiscal 1996, the Company completed an approximately $50 million Biloxi Improvement Program, which began in October 1994 and culminated with a grand opening of its new facilities in August 1995. The Company implemented the Biloxi Improvement Program in order to enhance its long-term competitive position in the Mississippi Gulf Coast market. The major components of the Biloxi Improvement Program included the addition of a 367-room, 15-story hotel tower and a 32,000 square-foot land-based pavilion providing a variety of non-gaming amenities and enhancements to the casino. The improvements focused on the transformation of the Isle-Biloxi into a more customer-friendly resort destination that the Company believes has resulted in a significant increase in the number of its casino visitors. The enhancement of the island-themed decor in the casino and the themed amenities are designed to further increase identification of the Isle of Capri Casino brand name and distinguish the Isle-Biloxi from its competitors, most of which offer a distinctive theme in the Mississippi Gulf Coast market.

     As an integral part of the Biloxi Improvement Program, the 367-room Isle of Capri Casino Crowne Plaza hotel facility and the casino are directly accessible through the pavilion. The Company believes that the hotel fills an important niche in the Mississippi Gulf Coast market where a lack of quality hotel rooms has been cited as an impediment to the further development of that market as a resort destination. The hotel is included in the Crowne Plaza and Holiday Inn Worldwide reservation system. Recently named Crowne Plaza Resort of the Year for 1995, the hotel offers spacious rooms, most with balconies overlooking Point Cadet Marina, and provides amenities including meeting rooms, full room service, a heated pool and access to exercise facilities (which include a jacuzzi, dry sauna and massage facility). The Company reserves a portion of the rooms for selected casino patrons at all times. The Company directly markets organizations to attract convention and group traffic, which the Company believes accounted for approximately 5% of the Isle-Biloxi's casino revenue. The hotel offers more than 15,000 square feet of meeting space for such events. The Company is party to a management agreement with a subsidiary of Ocean Hospitalities, Inc. ("Ocean Hospitalities"), an experienced developer and manager of hotels in the United States, which is responsible for managing the front desk and housekeeping.

     The other major component of the Biloxi Improvement Program is a 32,000 square-foot, 50-foot high atrium-style pavilion offering a wide variety of non-gaming amenities. The pavilion features three dining facilities: Calypso's, a 280-seat buffet style restaurant; Coral Reef, a 146-seat fine dining facility; and Tradewinds Grill, where visitors can enjoy a "Cheeseburger in Paradise," and Caribbean Cove, which together share 88 seats. Calypso's and Coral Reef provide panoramic views of the Gulf of Mexico and Deer Island. The Caribbean Cove is an open-air lounge area located at the center of the pavilion, surrounded by a dramatic fountain and an entertainment stage, which offers seating for an additional 116 people. The pavilion's entertainment area features a Las Vegas-style revue, performances of which are scheduled several times daily. Musical performances by other groups and artists are also scheduled throughout the day. The pavilion also features Banana Cabana, a gift shop, and a lounge area designed to provide a comfortable waiting area for bus patrons.

     The renovated casino provides customers with the impression of a traditional land-based casino, rather than that of a floating pavilion casino. Guests approach the facility on a four-lane ramp divided by a series of cascading waterfalls featuring four sculptured dolphins and enter a four-lane porte cochere, which serves as the main valet parking and bus drop off area. The casino is also directly accessible through an entrance which is situated adjacent to the primary self-parking areas. The refurbished casino is highly visible and directly accessible from the pavilion and features 40-foot high ceilings and a dramatic waterfall to enhance the visual experience. Further enhancing the tropical ambiance, music from the pavilion's entertainment area, which features steel drums and Caribbean-oriented melodies, is audible throughout the casino.

     The Company believes that the Isle-Biloxi attracts customers from four primary groups: (a) local area residents; (b) Alabama, Florida and Georgia residents, primarily from along the Gulf Coast; (c) tourists; and (d) residents of southeastern Louisiana, including those from the New Orleans and Baton Rouge metropolitan areas. There are approximately 660,000 and 2.9 million people residing within 50 and 100 miles, respectively, of Biloxi and the Company believes that this population base has provided a significant portion of the Isle-Biloxi's business. Biloxi is the easternmost city on the Mississippi Gulf Coast where casino gaming is presently permitted. As a result, Biloxi is currently the closest gaming market to Mobile, Alabama, located approximately 45 miles east of Biloxi on Interstate 10. The Company believes that approximately 23% of the Isle-Biloxi's customer base is derived from Alabama, particularly the Mobile metropolitan area. The Mississippi Gulf Coast, with its 26 miles of white sand beaches and approximately 18 golf courses open to the public, is a major regional tourist destination which attracted approximately six million visitors in 1995. The tourist season is heaviest from May to September, which the Company believes contributes to some seasonality in the Isle-Biloxi's business.

     At present, 12 gaming facilities (including the Isle-Biloxi), comprising approximately 560,000 square feet of casino floor space, are located along the Mississippi Gulf Coast. Eight facilities are located in Biloxi and collectively account for approximately 360,000 square feet of casino floor space. Two other facilities are located in Gulfport, approximately 10 miles west of Biloxi, and two are located in Bay St. Louis and Lakeshore, each approximately 30 miles west of Biloxi. Management believes that the location of the Isle-Biloxi affords it several significant competitive advantages. The Isle-Biloxi is located on Casino Row, a cluster of four casinos at the eastern end of U.S. Highway 90, affording visitors the convenience and visual impact of four gaming facilities located within walking distance. With its location at the eastern end of Biloxi, Casino Row is the first area reached by visitors from Alabama, Florida and Georgia. The Biloxi Improvement Program was designed to position the Isle-Biloxi to more fully realize the benefits of its superior location through the revitalization of the casino enhanced by its physical, visual and operational integration with the new hotel, pavilion and related amenities. The Company believes that, as a result, the Isle-Biloxi offers customers a resort destination, instead of a day-trip site, where customers can extend their use of the casino.

     A number of the Company's competitors in the Mississippi Gulf Coast have either purchased existing hotels in the area or have announced plans to build additional hotels. The Mississippi Gulf Coast hotel market consists of approximately 9,175 hotel/motel rooms, with the greatest concentration located in Biloxi and Gulfport. More than 5,000 additional hotel/motel rooms have been proposed or are currently under construction in the Mississippi Gulf Coast market. Hotel occupancy is generally highest in the peak tourist months between May and September. In 1995, hotel occupancy rates in the market averaged approximately 69%. Occupancy at the Isle-Biloxi since the opening of its hotel in August 1995 has averaged approximately 87%.

  The Isle-Vicksburg

     The Isle-Vicksburg, which commenced operations on August 9, 1993, was the first of four gaming facilities to open in the Vicksburg, Mississippi area. The Isle-Vicksburg is located on a site consisting of approximately 18 acres along the Mississippi River, approximately one mile north of Interstate 20. The Isle-Vicksburg originally opened with a riverboat and barge casino containing 21,000 square feet of gaming space and a temporary land-based facility. The temporary facilities were subsequently replaced in May 1994 with a 32,000 square-foot dockside casino, a 12,000 square-foot land-based pavilion containing a variety of non-gaming amenities and administrative offices. The Isle-Vicksburg provides on-site parking for 900 vehicles, and a 13-acre site located approximately 1/2 mile from the casino provides off-site parking for 200 vehicles and a 67-space recreational vehicle park.

     The land-based pavilion features Calypso's, a 206-seat buffet-style restaurant (as well as 36 seats on a patio overlooking the Mississippi River), and the Tradewinds delicatessen, which includes seating for 60 people and live entertainment. Other amenities include a reception area, an Island Gold Club Players booth and a Banana Cabana gift shop. Patrons are provided easy access to the second level of the floating pavilion casino from the land-based pavilion by means of either escalator or a wide stairway which offers patrons panoramic views of the Mississippi River through a wall of windows. The floating pavilion casino provides a spacious and exciting gaming environment on two levels containing 773 slot machines and 47 table games, including a poker room with seven tables. The casino features a tropical island theme and decor including exotic rock formations, cascading waterfalls, towering palm trees and tropical-themed slot machine signage and lighting fixtures, the Caribbean's Sports Bar and the High Roller Hut (with $5, $25 and $100 slots).

     The 67-space recreational vehicle park features amenities including a 1,200 square-foot guest services facility, swimming pool and hot tub, shower and laundry facilities, cable television and telephone capability and a message, fax and mail center. Recreational vehicle park guests receive a complimentary breakfast, free shuttle service to the Isle-Vicksburg and a casino coupon book. The recreational vehicle park is heavily marketed through the casino, an outdoor billboard campaign on major interstates and monthly and annual advertisements in recreational vehicle park publications. The recreational vehicle park frequently is fully occupied on weekends and holidays and offers the Isle-Vicksburg a substitute to a hotel facility.

     The Company believes that the Isle-Vicksburg attracts customers from three primary groups: (a) local and area residents, primarily from Vicksburg and Jackson, Mississippi; (b) northeastern Louisiana residents; and (c) tourists. Vicksburg is approximately 45 miles west of Jackson, Mississippi, a metropolitan area with a population of approximately 420,000. The Isle-Vicksburg is directly accessible from Jackson on Interstate 20, and a significant portion of the Isle-Vicksburg's business comes from Jackson residents. Approximately 530,000 and 1.5 million people live within 50 and 100 miles, respectively, of the Isle-Vicksburg. Vicksburg, a river port city best known as the site of an historic Civil War battle and the home of the Vicksburg National Military Park and Cemetery, drew approximately 900,000 visitors in 1995.

     The Isle-Vicksburg is one of four gaming facilities currently operating an aggregate of approximately 105,000 square feet of casino floor space in the Vicksburg area. The Isle-Vicksburg is the second largest casino in the Vicksburg area. Other regional casino competition includes one dockside gaming facility in Natchez, Mississippi (approximately 60 miles south of Vicksburg and 80 miles southwest of Jackson); two dockside gaming facilities in Greenville, Mississippi, with another under construction (approximately 80 miles north of Vicksburg and 90 miles northwest of Jackson); and a land-based, Indian-owned casino near Philadelphia, Mississippi (approximately 115 miles northeast of Vicksburg and 70 miles northeast of Jackson). Management believes that the Isle-Vicksburg enjoys certain competitive advantages in the Vicksburg gaming market based on its convenient location. The Isle-Vicksburg is located approximately one mile from an exit off Interstate 20 which provides easy access from Jackson and the surrounding areas. Only one other competitor in Vicksburg is located closer to the Interstate than the Isle-Vicksburg. The Isle-Vicksburg also offers ample parking on-site and immediately adjacent to the facility. Management further believes that the gaming and non-gaming facilities and the distinctive tropical theme provide one of the most exciting and spacious gaming environments in the Vicksburg market.

  Pompano Park

     On June 30, 1995, the Company acquired Pompano Park, a harness racing track located in Pompano Beach, Florida, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. Pompano Park also broadcasts its racing events through simulcast and off-track betting facilities. Pompano Park is comprised of approximately 180 acres of owned land used for harness racing operations and 143 acres of leased land used for training operations. The Company has a four-year option to purchase the leased land at a cost of $12 million, plus cost of living adjustments. The Company believes that, because of its size and location, Pompano Park would be an attractive location for casino gaming if casino gaming is ever legalized in Florida and the site is available for gaming under applicable law. Pompano Park competes against numerous other pari-mutuel facilities, including thoroughbred and dog race tracks and jai alai frontons, located throughout south Florida. For the 10 months ended April 30, 1996, total revenue at Pompano Park was approximately

$17.3 million, derived primarily from pari-mutuel wagering of approximately $40.0 million wagered on-track and approximately $42.4 million wagered at other pari-mutuel facilities receiving Pompano Park's simulcast transmission. During fiscal 1996, Pompano Park conducted approximately 200 live racing programs.

     In connection with the acquisition of Pompano Park, the Company agreed to pay to the sellers specified additional consideration if, and for so long as (i) casino gaming may legally be conducted by the Company at Pompano Park or (ii) as a result of the purchase of the pari-mutuel license acquired in connection with the acquisition of Pompano Park, the Company may legally conduct casino gaming at any other location. The additional consideration would be an amount equal to $25 million plus 5% of the gaming net win (as defined), payable monthly. The $25 million portion of such amount would be payable $10 million at such time as the Company receives all licenses, permits or approvals necessary to conduct such casino gaming operations and $15 million at such time as the Company opens such a casino gaming facility to the public. The Company's obligation to pay any such additional consideration will terminate if casino gaming has not been legally permitted in Florida within six years after the closing of the acquisition of Pompano Park.

     Pompano Park can accommodate up to 14,500 customers and parking for up to 4,000 automobiles. The six-story, air-conditioned facility includes a box seat area, clubhouse and dining room accommodations, a large grandstand area and food and beverage facilities which range from fast food stands to indoor dining areas. The grandstand building also contains the Company's executive and administrative offices. The grounds surrounding the grandstand are extensively landscaped and the track is easily accessible from surrounding communities from an extensive freeway system.

     In connection with recent changes to Florida law, the Company expects to operate limited stakes (with a maximum $10 pot) poker rooms at Pompano Park, beginning January 1, 1997, subject to county approval. Such activities will not constitute casino gaming or create any obligation for additional consideration in connection with the acquisition of Pompano Park. Although the Company believes that Broward County, the county in which Pompano Park is located, will approve the operation of such poker rooms, no assurance can be given in that regard.

     The Company plans to open and operate a minimum of 50 tables from 5 p.m. to 2 a.m. on each evening that live racing is held at Pompano Park. Pompano Park has received approval to conduct 183 live evening racing performances during the 1996-97 racing season and intends to seek approval to increase such number. The Company expects that it will receive $.25 per player per game plus $.50 per pot. The Company must distribute at least 50% of the net proceeds (reflecting its direct costs of operating poker rooms) to supplement its purses for harness races and breeders' awards. See "Regulatory Matters--Florida."

     Effective July 1, 1996, Pompano Park offers "full card" simulcasting of harness races from any harness track outside of Florida for wagering at Pompano Park, even on days in which no races are held at Pompano Park. Florida recently reduced both its tax rate on retransmission of its simulcast signal from 3.3% to 2.4% of "handle" (i.e., the aggregate contributions to pari-mutuel pools) and the surcharge applied to simulcast races from $100 per race to a fixed fee of $500 per day, regardless of the number of races. Because Pompano Park typically broadcasts more than five races per day, the reduction in the surcharge as well as the reduction in the out of state signal tax is expected to favorably impact operating results at Pompano Park. See "Regulatory Matters--Florida."

COMPETITION

  General

     Competition in the gaming industry is intense in the markets where the Company operates gaming facilities. As new gaming opportunities arise in existing gaming jurisdictions, in new gaming jurisdictions and on Indiana-owned lands, new or expanded operations by others can be expected to increase competition for the Company's existing and future operations and could limit new opportunities for the Company or result in the saturation of certain gaming markets. Casino gaming does not have a long operating history in the jurisdictions where the Company operates gaming facilities and, therefore, the effects of competition in these jurisdictions cannot be predicted with any degree of certainty. Many of the Company's competitors have more gaming industry experience, are larger and have greater financial resources than the Company. As a result, increased competition could have a material adverse effect on the Company.

  Bossier City Operations

     The Isle-Bossier City is one of three comparably sized gaming facilities currently licensed and operating in the Shreveport/Bossier City market, all of which opened between April and July 1994 and each of which has comparable amenities. The Isle-Bossier City will face increased competition from existing competitors to the extent that they add to or enhance existing amenities. In that regard, Binion's Horseshoe Casino recently broke ground on a 606-room all suites hotel at its dockside riverboat casino location in Bossier City. In addition to existing competition, the granting of additional gaming licenses in the Shreveport/Bossier City market or the relocation of existing licenses to that market from elsewhere in the State of Louisiana would increase competition for the Isle-Bossier City. In that regard, Casino Magic Corp. was recently granted a license to operate a gaming facility in the Shreveport/Bossier City market, which facility is to be located less than 1/2 mile from the site of the Isle-Bossier City. In addition, the Company believes that Binion's Horseshoe Casino will seek approval to obtain a license to operate an additional dockside riverboat casino at its existing site, making it likely in management's opinion that at least a fifth dockside riverboat casino (operated by Binion's Horseshoe Casino or another operator) eventually will be operating in the Shreveport/Bossier City market, where only three currently operate. Moreover, the legalization of casino gaming in Texas would have a material adverse effect on the Isle-Bossier City.

  Lake Charles Operations

     The Isle-Lake Charles is one of two riverboat gaming facilities operating in the Lake Charles, Louisiana market. The Isle-Lake Charles' riverboat competitor, Players International, operates two riverboats and a 134-room hotel facility from a single location in the City of Lake Charles approximately two miles form the site of the Isle-Lake Charles. In addition, a land-based, Indian-owned casino with approximately 68,500 square feet of gaming space is operating in Kinder, Louisiana, approximately 35 miles to the northeast of the Isle-Lake Charles. Riverboats in the Lake Charles market are subject to cruising requirements, which makes a land-based casino more desirable to many gaming customers. Players International and the Company each hold two gaming licenses and operate two riverboats from a single facility. (Louisiana, unlike certain other jurisdictions, does not permit license holders to operate a second boat out of the same location without a gaming license for each boat.) However, because of a limited operating history at the Isle-Lake Charles with a temporary land-based pavilion and because, prior to July 12, 1996, only one riverboat operated at the site of the Isle-Lake Charles, the Company's expectations regarding such operation are not based on historical operating results. In addition to existing competition, the granting of additional gaming licenses in the Lake Charles market or the relocation of existing licenses from elsewhere in the State of Louisiana to that market would increase competition for the Isle-Lake Charles. Moreover, the legalization of casino gaming in Texas would have a material adverse effect on the Isle-Lake Charles.

  Biloxi Operations

     Twelve gaming facilities (including the Isle-Biloxi), with an aggregate of approximately 560,000 square feet of casino floor space, are located along the Mississippi Gulf Coast. Eight facilities are located in Biloxi and collectively account for approximately 360,000 square feet of casino floor space. Two of the other four facilities are located in Gulfport, approximately 10 miles from Biloxi, and the other two are located in Bay St. Louis and Lakeshore (the gaming operations of such casino have been temporarily suspended as of July 16, 1996), each approximately 30 miles from Biloxi. Because Mississippi law does not limit the number of gaming licenses that may be granted, there may be increases in the number of gaming facilities along the Mississippi Gulf Coast and the surrounding areas, which could have a material adverse effect on the Isle-Biloxi. In addition, the Company believes that many of its competitors will add to or enhance their existing amenities and new competitors will enter the Mississippi Gulf Coast market. Mirage Resorts, Inc. has announced plans and received a gaming license to open a "Golden Nugget" casino and resort complete in Biloxi, at a site approximately two miles from the Isle-Biloxi, in late 1997. In addition, an "Imperial Palace" casino is currently being built and will be located on the Back Bay in Biloxi, approximately three miles from the Isle-Biloxi. Both such developments are expected to include substantial hotel facilities. Certain existing and future competitors have more extensive financial resources than does the Company. Intense competition on the Mississippi Gulf Coast has contributed to the closure of two gaming facilities (and the temporary closure of a third) in that area and two others are operating under bankruptcy protection. In addition, the legalization of casino gaming in Alabama would increase competition for, and would have a material adverse effect on, the Isle-Biloxi.

  Vicksburg Operations

     The Isle-Vicksburg is one of four gaming facilities currently operating an aggregate of approximately 105,000 square feet of casino floor space in the Vicksburg area. The Isle-Vicksburg is the second largest casino in the Vicksburg area. Two competitors have hotels on their site and the competitor closest to the Isle-Vicksburg has a hotel within 1/2 mile of its casino. (The Isle-Vicksburg does not contain a hotel, but operates a 67-space recreational vehicle park located 1/2 mile from its facilities.) Other local casino competition includes one gaming facility in Natchez, Mississippi (approximately 60 miles south of Vicksburg and 80 miles southwest of Jackson); two gaming facilities in Greenville, Mississippi, with another under construction (approximately 80 miles north of Vicksburg and 90 miles northwest of Jackson); and a land-based, Indian-owned casino near Philadelphia, Mississippi (approximately 115 miles northeast of Vicksburg and 70 miles northeast of Jackson). Because Mississippi does not limit the number of gaming licenses that may be granted, there may be increases in the number of gaming facilities in Vicksburg and elsewhere in counties bordering the Mississippi River, which could have a material adverse effect on the Isle-Vicksburg. While the Mississippi statutes specify that gaming may only be held on the Mississippi River and on navigable waters within counties bordering the Mississippi River, several controversies have arisen concerning the exact permissible locations of casinos within this statutory language. Specifically, there have been several attempts to expand gaming as far east of the Mississippi

River as possible. It is likely that these controversies and efforts to expand gaming east of the Mississippi River will continue. In the event sites are approved in the eastern part of Warren County, in which the Isle-Vicksburg is located, the Isle-Vicksburg could be adversely affected.

RECENT DEVELOPMENTS

  Senior Secured Notes Offering and Retirement of Mortgage Notes

     The Company intends to issue and sell (the "Offering") $300 million of Senior Secured Notes (the "Notes") to finance the LRGP Acquisition, retire indebtedness (including its 11 1/2% First Mortgage Notes (the "Mortgage Notes")) in an aggregate principal amount of approximately $184 million and provide capital for expanding its existing facilities and possibly for entering new gaming markets. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "Commission") relating to the Notes. The Notes are expected to be secured by substantially all of the property and assets of the Company. In order to complete the Offering, the Company will be required to retire and/or defease, or defease the covenants contained in the indenture relating to, all of the $105 million principal amount of Mortgage Notes (the "Mortgage Notes Retirement"). In that regard, the Company has entered into agreements to repurchase certain of the Mortgage Notes concurrently with the closing of the Offering. The Offering is subject to consummation of the Mortgage Notes Retirement, which is conditioned on consummation of the Offering. The Company intends to consummate the Offering and the Mortgage Notes Retirement simultaneously.

  Management Changes

     Effective July 24, 1996, the Chief Operating Officer, Juris Basens, and the Vice President of Marketing, David Paltzik, resigned from the Company. In addition, the general manager of the Isle-Vicksburg resigned, such resignation becoming effective on that date as well. President John Gallaway will assume the responsibilities of the Chief Operating Officer position.

  Goldstein Family Equity Purchase and Rights Offering

     On March 11, 1996, the Company sold an aggregate of 1,020,940 shares of its Common Stock, at a price of $5.875 per share, to Bernard Goldstein, the Chairman and Chief Executive Officer of the Company, and three members of his family (the "Goldstein Family Equity Purchase"). Proceeds from the sale totaled approximately $6.0 million. A portion of the proceeds was used to retire approximately $1.6 million in loans payable to Mr. Goldstein and a related party, which amount includes accrued interest.

     In connection with the Goldstein Family Equity Purchase, the Company issued to its shareholders (other than those shareholders participating in the Goldstein Family Equity Purchase), and certain other of its securityholders, rights ("Rights") to purchase up to 4,296,085 shares of Common Stock (pursuant to a registration statement declared effective by the Securities and Exchange Commission (the "Commission") on July 2, 1996) at the same price, and in the same pro rata amount, as shares purchased in the Goldstein Family Equity Purchase (the "Rights Offering"). The Rights will expire on July 26, 1996 (except with respect to certain Rights exercisable by Crown Casino, as to which the Company has agreed that the exercise period shall commence on the date that the underlying shares of Common Stock are registered for resale with the Commission). In the event the Rights Offering is fully subscribed, the Company will receive net proceeds of approximately $25.1 million.

  Hotel Joint Venture

     On June 18, 1996, the Company entered into a letter of intent to form a joint venture (the "Hotel Joint Venture") with H.I. Development Corporation, an experienced developer of hotel properties, and certain of its affiliates ("HID"). The purpose of the Hotel Joint Venture will be to develop, own and operate hotel properties adjacent to the Isle-Bossier City and the Isle-Lake Charles and, in the event the Company elects to develop a casino there, in Cripple Creek, Colorado. The letter of intent provides that the Company and HID will each contribute approximately $10 million in assets to the Hotel Joint Venture. The Company's contribution is expected to consist of cash, certain land or other property. See "Business--Future Development Opportunities--Hotel Joint Venture."

RECENT ACQUISITIONS

     The Company has recently completed, or entered agreements contingent on the Offering to complete, the following acquisitions as part of its overall strategy to consolidate its ownership interests in its gaming facilities.

  LRGP Acquisition

     The Company has agreed to acquire the remaining 50% interest in LRGP held by LRSD. The consideration for the LRGP Acquisition will be (i) $85 million in cash payable at closing, (ii) five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $10.50 per share delivered at closing and
(iii) $1.5 million per year for seven years, payable monthly beginning on October 1, 1998. The Company has escrowed 625,000 shares of Common Stock (for which the Company has the right to substitute $5 million in cash), some or all of which will be forfeited if the Company does not fulfill its obligation to close the transaction by October 1, 1996, as such date may be extended. The Company has the right to extend the deadline to December 1, 1996, provided that it pays to LRSD its 50% share of LRGP's net income for the period from and after October 1, 1996 until closing or termination, plus $166,667 per month. The Company intends to use a portion of the net proceeds of the Offering to consummate the LRGP Acquisition.

  Grand Palais Acquisition

     On May 3, 1996, the Company purchased all of the outstanding common stock of GPRI in a bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code. GPRI owns the Grand Palais, gaming equipment, certain other furniture, fixtures and equipment, all necessary gaming licenses issued by the State of Louisiana, and other permits and authorizations. The aggregate consideration paid by the Company in connection with the Grand Palais Acquisition was approximately $62.4 million, consisting of cash in the amount of approximately $8.4 million, approximately $37.9 million in notes and assumed indebtedness and 2,250,000 shares of Common Stock and five-year warrants to purchase an additional 500,000 shares of Common Stock at an exercise price of $10.00 per share. In connection with the Grand Palais Acquisition, Bernard Goldstein, the Chairman of the Company, and three of his sons

(including Robert Goldstein, a director of the Company) pledged certain of their assets for the issuance of a letter of credit to secure the repayment of a portion of the principal of certain notes issued to effect the Grand Palais Acquisition. The Company issued to two of Mr. Goldstein's sons (other than Robert Goldstein) a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $5.875 per share. On July 12, 1996, the Gaming Board authorized the commencement of gaming on the Grand Palais and, pursuant to such approval, the Grand Palais opened on such date. The Company has agreed with the State of Louisiana to hold the excess cash flow (as defined in such agreement) generated by GPRI during its first six months of operation in a special escrow account.

  SCGC Acquisition

     On May 3, 1996, the Company purchased from Crown Casino Corporation ("Crown Casino") the remaining 50% interest in SCGC (the other 50% of which is owned by
LRGP), in exchange for 1,850,000 shares of Common Stock, a five-year warrant to purchase an additional 416,667 shares of Common Stock at an exercise price of $12.00 per share which can be exercised only by exchanging up to $5 million principal amount of indebtedness owed to Crown Casino for any such shares and the restructuring of certain indebtedness owed to Crown Casino.


FUTURE DEVELOPMENT OPPORTUNITIES

     Although the Company intends to focus primarily on the development of its existing properties in the near term, the Company also intends to continue to pursue new development opportunities in jurisdictions where gaming has been legalized and may be legalized in the future. There can be no assurance if or when necessary approvals for existing or future development opportunities will be obtained. In addition, there are significant regulatory, financial, business and other risks inherent in the development, construction and operation of any new gaming facility. There can be no assurance that the Company will be successful in dealing with such matters. The Company believes that its financial position following the Offering, its operating experience and its ability to enter new markets quickly will enable it to compete for new gaming opportunities.

  Hotel Joint Venture

     On June 18, 1996, the Company entered into a letter of intent to form a joint venture with HID. The purpose of the Hotel Joint Venture will be to develop, own and operate hotel properties adjacent to the Isle-Bossier City and the Isle-Lake Charles and, in the event the Company elects to develop a casino there, in Cripple Creek, Colorado. Preliminary plans are for the Hotel Joint Venture to build a 350-room hotel on the site of the Isle-Bossier City, a 400-room hotel on the site of the Isle-Lake Charles and a 147-room hotel in Cripple Creek, Colorado, where the Company would lease space from the Hotel Joint Venture to operate a casino and restaurant. The letter of intent provides that the Company and HID will each contribute approximately $10 million in assets to the Hotel Joint Venture. The Company's contribution is expected to consist of cash, certain land or other property. The Hotel Joint Venture may pursue other similar such projects in addition to or instead of the aforementioned. HID will be principally responsible for designing and building the hotels, subject to the Company's approval. The Hotel Joint Venture will attempt to obtain non-recourse construction and permanent financing for the hotels without any guarantee by the Company or HID, although no assurance can be given that it will be able to do so. The Company expects to agree to rent a portion of the rooms, at favorable rates, at each hotel for its gaming customers. Formation of the Hotel Joint Venture is subject to execution of a definitive agreement, obtaining all necessary approvals and consents and commitments for financing, as to which no assurance can be given.


  Cripple Creek, Colorado

     The Company owns 1.6 acres of land and leases an additional 1.3 acres of land in Cripple Creek, Colorado for use in connection with a possible gaming development in Cripple Creek. The property is located at the eastern end of the Cripple Creek gaming market, and would be the first gaming facility reached by patrons from Colorado Springs and other areas to the east. The Company intends to contribute its property at Cripple Creek to the Hotel Joint Venture for the construction of a 147-room hotel. The Company expects to lease from the Hotel Joint Venture a portion of the hotel built at Cripple Creek to operate a casino and restaurant. In the event the Hotel Joint Venture does not pursue the construction of a hotel at Cripple Creek, the Company may build such a hotel either alone or with another joint venture partner or sell its interest in such Colorado property.


EMPLOYEES

     As of June 30, 1996, the Company employed approximately 5,950 employees. A marine crew at the Isle-Lake Charles has elected union representation by the Seafarer's International Union. None of the Company's other employees is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.


REGULATORY MATTERS

  Mississippi

     In June 1990, Mississippi enacted legislation legalizing dockside casino gaming for counties along the Mississippi River, which is the western border for most of the state, and the Gulf Coast, which is the southern border for most of the state. The legislation gave each of those counties the opportunity to hold a referendum on whether to allow dockside casino gaming within its boundaries.

     Mississippi law permits gaming licensees to offer unlimited stakes gaming on a 24-hour basis and to issue house credit for qualifying patrons. The minimum legal age for gaming is 21. The law does not restrict the amount or percentage of space on a vessel that may be utilized for gaming.

     The legislation also does not limit the number of licenses that the Mississippi Gaming Commission can grant for a particular area and does not impose different conditions on different licensees.

     The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation. The Company was required to register as a publicly traded holding company under the Mississippi Act. The Company's gaming operations are subject to regulatory control by the

Mississippi Gaming Commission, the state tax commission (the "Tax Commission") and various other local, city and county regulatory agencies (hereinafter collectively referred to as the "Mississippi Gaming Authorities"). Subsidiaries of the Company (the "Gaming Subsidiaries") have obtained gaming licenses from the Mississippi Gaming Authorities to operate the Isle-Biloxi and the Isle-Vicksburg. Effective October 29, 1991, the Mississippi Gaming Commission adopted gaming regulations applicable to the Company and the Gaming Subsidiaries.

     The licenses held by the Gaming Subsidiaries have terms of two years and are not transferable. New licenses will need to be obtained at the end of each two-year period. There can be no assurance that new licenses can be obtained. The Isle-Biloxi received a second license in April 1996 and the Isle-Vicksburg obtained a second license in February 1995. The Mississippi Gaming Commission may at any time revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in the Gaming Subsidiaries for any cause deemed reasonable by such agency. Substantial fines for each violation of gaming laws or regulations may be levied against the Gaming Subsidiaries, the Company and the persons involved. A violation under the gaming license held by a Gaming Subsidiary may be deemed a violation of all the other licenses held by the Company.

     A Gaming Subsidiary must submit detailed financial, operating and other reports to the Mississippi Gaming Commission and/or the Tax Commission periodically. Numerous transactions, including without limitation, substantially all loans, leases, sales of securities and similar financing transactions entered into by a Gaming Subsidiary must be reported to or approved by the Mississippi Gaming Commission. The Company is also required to periodically submit detailed financial and operating reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require.

     The directors, officers and key employees of the Company and its subsidiaries who are actively and directly engaged in the administration or supervision of gaming, or who have any other significant involvement with or influence over the activities of a Gaming Subsidiary, must be found suitable therefor and may be required to be licensed by the Mississippi Gaming Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. The applicant is required to pay all costs of investigation. There can be no assurance that such persons will be found suitable by such commission. An application for a finding of suitability of an individual may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to the issuing agency. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate position. If the Mississippi Gaming Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with a Gaming Subsidiary, the Gaming Subsidiary would have to suspend, dismiss and sever all relationships with such person. The Gaming Subsidiary would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

     Any individual who is found to have a material relationship to, or material involvement with, the Company may be required to be investigated in order to be found suitable or be licensed as a business associate of a Gaming Subsidiary. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement.

     Beneficial owners of more than 5% of the Company's voting securities must be found suitable by the Mississippi Gaming Commission. Any person who acquires more than 5% of the voting securities of the Company must report the acquisition to the Mississippi Gaming Commission. Any beneficial owner of the Company's voting securities (whether or not a controlling stockholder) may be required to be found suitable if such commission has reason to believe that such ownership, without a finding of suitability, would be inconsistent with the declared policy of the State of Mississippi. If the stockholder who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

     Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of shares of Common Stock beyond such period of time as may be prescribed by the Mississippi Gaming Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder of or to have any other relationship with it, a Gaming Subsidiary or the Company (a) pays the unsuitable person any dividends or interest upon any securities of the Gaming Subsidiary or any payments or distribution of any kind whatsoever, (b) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, or
(c) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Gaming Commission finds any stockholder unsuitable, such stockholder must immediately divest himself of all of such stockholder's securities in the Gaming Subsidiary and/or the Company.

     The regulations provide that a change in control of the Company may not occur without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits the Company from making a public offering of its securities without the approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more such purposes. The Mississippi Gaming Commission has the authority to grant a continuous approval of securities offerings and has granted such approval for the Company, subject to an annual renewal thereof.

     Regulations of the Mississippi Gaming Commission prohibit certain repurchases of securities of publicly traded corporations registered with the Mississippi Gaming Commission, including holding companies such as the Company, without prior approval of the Mississippi Gaming Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Mississippi Gaming Commission also require prior approval for a "plan of recapitalization" as defined in such regulations.

     The Company is required to maintain in the State of Mississippi current stock ledgers, which may be examined by the Mississippi Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company also is required to render maximum assistance in determining the identity of the beneficial owner.

     The Mississippi Act requires that certificates representing shares of Common Stock bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the authority to grant a waiver from the legend requirement, which the Company has obtained. The Mississippi Gaming Authorities, through the power to regulate licenses, have the power to impose additional restrictions on the holders of the Company's securities at any time.

     The Mississippi Gaming Commission has enacted regulations requiring that, as a condition to licensure or subsequent licensure, an applicant provide a plan to develop infrastructure facilities amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars. "Infrastructure facilities" include any of the following: a 250-room hotel, theme park, golf course, marina, tennis complex, or any other facilities approved by the Mississippi Gaming Commission, but do not include parking facilities, roads, sewage and water systems or civic facilities. The Mississippi Gaming Commission may reduce the number of rooms required in a hotel, where it is shown to the satisfaction of the Mississippi Gaming Commission that sufficient rooms are available to accommodate the anticipated number of visitors.

     The Company's future gaming operations outside of Mississippi are also subject to approval by the Mississippi Gaming Commission. Gaming taxes aggregating 12% of the gross gaming revenues of the Company with respect to its Biloxi operations and Vicksburg operations are payable to the State of Mississippi and the cities of Biloxi and Vicksburg. These taxes are payable monthly. Additionally, license fees and annual fees based on the number of games made available for play are payable to the State of Mississippi and the City of Vicksburg and Biloxi.

     The laws and regulations permitting and governing Mississippi casino gaming were recently adopted. Consequently, the interpretation and application of such Mississippi laws and regulations will evolve over time. Changes in such laws or regulations could have a material adverse effect on the Company.


  Louisiana

     In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Riverboat Gaming Commission and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Enforcement Division"). The Louisiana Riverboat Gaming Commission was authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of all licenses, permits and applications. In addition, the Louisiana Riverboat Gaming Commission established regulations concerning authorized routes, duration of excursions, minimum levels of insurance, construction of riverboats and periodic inspections. The Louisiana Enforcement Division was authorized to investigate applicants and issue licenses, investigate violations of the statute and conduct continuing reviews of gaming activities.

     However, in May 1996, the regulatory oversight of riverboat gaming was transferred to the Gaming Board. In a special legislative session held in March and April of 1996, the Louisiana legislature adopted the Louisiana Gaming Control Law (the "Gaming Control Law"), which is designed to consolidate the regulatory oversight of four forms of gaming--riverboat, video poker, the land-based casino in New Orleans, and Indian gaming--into one board, this being the Gaming Board. The Gaming Board will now oversee all licensing matters for riverboat casinos, the land-based casino, video poker, and certain aspects of Indian gaming other than those limited responsibilities reserved to the Louisiana State Police (the "Louisiana State Police"). The Gaming Board will be composed of nine voting members appointed by the governor, five of whom have been appointed. The Gaming Board held its first meeting on July 10, 1996, at which it adopted a set of emergency rules conferring certain authority to the Chairman. On July 12, 1996, the Gaming Board (acting through the Chairman) issued all necessary approvals to operate the Grand Palais and formally authorized the commencement of gaming on the Grand Palais. Pursuant to that approval, the Grand Palais opened on July 12, 1996.

     The Gaming Control Law abolished the Louisiana Riverboat Gaming Commission, effective May 1, 1996. Likewise, the Gaming Control Law removed all riverboat licensing authority from the Louisiana Enforcement Division, reserving to the Louisiana State Police only the authority to license "non-key gaming employees" and "nongaming vendors." The Gaming Board will now make all licensing and permitting determinations--whether for operators, key employees, or manufacturers and suppliers--with regard to riverboat gaming. However, the Louisiana State Police will continue to be involved broadly in gaming enforcement, reporting to the Gaming Board. The Gaming Control Law provides that the Louisiana State Police will continue to conduct suitability investigations, will continue to audit, investigate, and enforce compliance with standing regulations, will initiate enforcement and administrative actions, and will perform "all other duties and functions necessary for the efficient, efficacious, and thorough regulation and control of gaming activities and operations under the [Gaming] Board's jurisdiction."

     The Gaming Control Law did not abolish the Louisiana Riverboat Economic Development and Gaming Control Act, which is the 1991 statute that authorized gaming on certain rivers and waterways in Louisiana (the "Riverboat Act"). The Gaming Control Law has amended the Riverboat Act to the extent that it has transferred licensing and regulatory authority to the Gaming Board; otherwise, the Riverboat Act remains in effect, with the Gaming Board now being authorized to enforce the Riverboat Act. (For instance, the fifteen licenses that the Riverboat Act authorizes remain unaffected; the statutory terms of those licenses remain unaffected; the taxation terms of the Riverboat Act remain unaffected.) The Gaming Control Law also provides that any rules or regulations "promulgated by entities whose powers have been transferred to the [Gaming] Board shall be considered valid and remain in effect until repealed by the
[Gaming] Board...." Accordingly, the rules that the Louisiana Riverboat Gaming
Commission previously adopted still remain in effect. Meantime, the Louisiana State Police continues to enforce the rules and regulations that the Louisiana Enforcement Division previously adopted.

     The Riverboat Act continues to authorize issuance of up to 15 licenses to conduct gaming activities on riverboats of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

     In issuing a license, the applicant must be found to be a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits, and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Gaming Board will not grant a license unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Gaming Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; and (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

     Certain persons affiliated with a riverboat gaming licensee, including and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding 5% or greater interests in the licensee, and persons exercising influence over a licensee ("Affiliated Gaming Persons"), are subject to the application and suitability requirements of the Louisiana gaming law.

     The Louisiana gaming law specifies certain restrictions relating to the operation of riverboat gaming, including the following: (i) except in Shreveport/Bossier City, gaming is not permitted while a riverboat is docked, other than the 45 minutes between excursions, and during times when dangerous weather or water conditions exist; (ii) except in Shreveport/Bossier City, each round-trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specific exceptions; (iii) agents of the Louisiana State Police are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (vi) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Enforcement Division.

     An initial license to conduct riverboat gaming operations is valid for a term of five years. LRGP was issued an initial operator's license by the Louisiana Enforcement Division with respect to the Isle-Bossier City on December 22, 1993, and SCGC was issued an initial operator's license by the Gaming Board with respect to the Isle-Lake Charles on March 14, 1995. The license to operate the Grand Palais was issued to a previous owner and the Grand Palais ceased operations as a result of the bankruptcy of GPRI. The Company acquired the Grand Palais and has been advised by the chief counsel to the Gaming Board that it will treat the running of the five-year license period as having been suspended from June 6, 1995 until the date gaming operations commenced on the Grand Palais (July 12, 1996), providing 57 months remaining on such license. The Louisiana gaming law provides that a renewal application for the period succeeding the initial five-year term of the operator's license must be made to the Gaming Board on an annual basis. The application for renewal consists of a statement under oath of any and all changes in information, including financial information, provided in the previous application.

     The transfer of a license or permit or an interest in a license or permit is prohibited. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represents 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Gaming Board approval. A security issued by a corporation that holds a license must generally disclose these restrictions. Prior Gaming Board approval is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other benefit. Accordingly, approval is being sought with respect to the LRGP Acquisition.

     A licensee must notify the Gaming Board of any withdrawals of capital, loans, advances or distributions in excess of 5% of retained earnings for a corporate licensee, or of capital accounts for a partnership or limited liability company licensee, upon completion of any such transaction. No prior approval of any such withdrawal, loan, advance or distribution is required, but any such transaction is ineffective if disapproved by the Gaming Board within 120 days after the required notification. In addition, the Gaming Board may issue an emergency order for not more than 10 days prohibiting payment of profits, income or accruals by, or investments in a licensee.

     Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Gaming Board within 30 days after the receipt by any such persons of any loans or extensions of credit. The Gaming Board is required to investigate the reported loan or extension of credit, and to either approve or disapprove the transaction. If disapproved, the loan or extension of credit must be rescinded by the licensee or Affiliated Gaming Person. The Company is an Affiliated Gaming Person of LRGP and SCGC is therefore required to notify the Gaming Board of the sale and issuance of the Notes offered hereby.

     Fees for conducting gaming activities on a riverboat include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter, plus (ii) 18 1/2% of net gaming proceeds.

     Proposals to amend or supplement Louisiana's riverboat gaming statute are frequently introduced in the Louisiana state legislature. No assurance can be given that changes in Louisiana gaming law will not occur or that such changes will not have a material adverse effect on the Company's business in Louisiana.


  Florida

     On June 15, 1995, the Florida Department of Business and Professional Regulation, acting through its division of pari-mutuel wagering (the "Division"), issued its final order (the "Order") approving PPI, Inc. ("PPI"), a wholly owned subsidiary of the Company, as a pari-mutuel wagering permit holder with respect to harness and quarter horse racing at Pompano Park. Pursuant to the Order and the relevant provisions of Chapter 550 of the Florida Statutes and the applicable rules and regulations thereunder (the "Florida Statute"), PPI also was granted a license to conduct harness racing at Pompano Park for the racing season commencing July 1, 1995 and ending June 30, 1996 on a total of 198 evening racing dates. The Division has approved PPI's license to conduct a total of 183 live evening racing performances for the season beginning July 1, 1996 to June 30, 1997. PPI intends to seek approval to increase the number of live evening races. Although PPI does not presently intend to conduct quarter horse racing operations at Pompano Park, it may do so in the future, subject to Division approval. The transfer of 10% or more of stock of a pari-mutuel racing permit holder such as PPI would require the prior approval of the Division.

     The Florida Statute establishes minimum purse requirements for breeders and owners, license fees and the tax structure on pari-mutuel permit holders. The Division may revoke or suspend any permit or license upon the willful violation by the permit holder or licensee of any provision of the Florida Statute. In lieu of suspending or revoking a permit or license, the Division may impose various civil penalties against the permit holder or licensee. Penalties so imposed may not exceed $1,000 for each count or separate offense.

     Pursuant to Division order and recent enactments to the Florida Statute, PPI is also authorized to conduct full-card pari-mutuel wagering at Pompano Park on simulcast harness races from outside Florida throughout the racing season and on night thoroughbred races within Florida if the thoroughbred permitholder has decided to simulcast night races. Pompano Park has been granted the exclusive right in Florida to conduct full-card simulcasting on days in which no live racing is held at Pompano Park, although, on such days, Pompano Park must offer to rebroadcast its simulcast signals to other pari-mutuel facilities (other than thoroughbred parks). In addition, Pompano Park may transmit its live races into any dog racing or jai alai facility throughout Florida, including Dade and Broward counties, for intertrack wagering. The Florida Statute establishes the percentage split between Pompano Park and the other facilities receiving such signals. Recent legislation in Florida provided certain reductions in applicable tax and license fees related to intertrack wagering on broadcasts of simulcast harness racing and thoroughbred racing. The Company believes that simulcast rights at Pompano Park and the recent changes in the Florida Statute are important to the results of operations of PPI.

     Effective January 1, 1997, the Florida Statute permits pari-mutuel facilities to be licensed by the Division to operate card rooms in those counties in which a majority vote of the County Commission has been obtained and a local ordinance has been adopted. Card rooms can only be operated at pari-mutuel facilities on days that the facility is running live races. The hours of operation extend from two hours before the post time of the first live race and continue until two hours after the conclusion of the last live race at the racing facility. Thoroughbred racing facilities must choose between operating card rooms or simulcasting night races from outside the state, but cannot do both (and if electing to simulcast night races, they will be required to retransmit the night simulcast signal to certain other pari-mutuel facilities, including Pompano Park).

     The card room operator will be the "house" and will deal the cards. The house can charge a fee per player or establish a "rake" for each game. The only card games that have been authorized are "nonbanking" games (i.e., those in which the house is not allowed to play against the players). The winnings of any player in a single round, hand or game may not exceed $10.00 and all card games must be played with tokens or chips.

     Card rooms may be operated and managed on behalf of the parimutuel permit holder by card room management companies, which specifically require a special license from the Division. Similarly, all employees of the card room management company or the card room operator need to obtain a specific occupational license ($50 per license) from the Division before they can work in the card room. There is no statutory limit on the number of card tables allowed in a card room, however, the annual license fee for the first card table is $1,000 and $500 for each table thereafter. The card room's annual occupational license fee is $250.

     Each card room operator is required to pay a tax of 10% of the card room operator's monthly gross receipts from card room operations. "Gross receipts" is defined as the total amount of money received by a card room from any person for participation in authorized games. At least 50% of the monthly "net proceeds," if any, at Pompano Park must be distributed as follows: 47% to supplement purses for harness racing, and 3% to supplement breeders' awards during the next ensuring race meet. "Net proceeds" are the total amount of gross receipts received by a card room operator from card room operations, less direct operating expenses as defined in the statute.

     The Division is currently promulgating rules to give effect to the foregoing provisions of the Florida Statute.

  Texas and Alabama Legalization Potential

     Casino gaming is currently prohibited in several jurisdictions adjacent to Louisiana and Mississippi. As a result, residents of these jurisdictions, principally Texas and Alabama, comprise a significant portion of the customers of the Isle-Bossier City and the Isle-Biloxi, respectively. It is anticipated that residents of Texas will comprise a significant portion of the customers of the Isle-Lake Charles.

     Although casino gaming is not currently permitted in Texas and the Texas Attorney General has issued an opinion that gaming in Texas would require an amendment to the Texas Constitution, the Texas legislature has considered various proposals to authorize casino gaming. No gaming legislation was enacted in the most recent legislative session ended May 29, 1995. If the Texas legislature (which meets every two years in odd-numbered years) does not enact legislation to amend the Texas Constitution in a special session, the next opportunity for the enactment of such legislation would be in 1997. Although special sessions may be called by the Texas Governor for matters that were pending in the preceding regular legislative session, Texas Governor George Bush has publicly opposed the legalization of gaming in Texas. A constitutional amendment would require a two-thirds vote of those present and voting in each house of the Texas legislature and approval by the electorate in a referendum. The legalization of casino gaming in Texas at or near the primary market areas of the Isle-Bossier City or the Isle-Lake Charles, including the Dallas/Ft. Worth and Houston areas, would have a material adverse effect on the Company.

     Casino gaming is currently illegal in Alabama due to a constitutional prohibition against lotteries. Several attempts have been made to pass a resolution of the Alabama legislature providing for a statewide referendum on the repeal of the pertinent section of the Alabama Constitution prohibiting lotteries. This action would require a three-fifths vote of each house of the legislature, followed by a statewide referendum. Both the Governor and the Attorney General of Alabama have stated their opposition to legalized casino gaming, even though pari-mutuel wagering and limited charitable bingo exist within the state. The legalization of casino gaming in Alabama would have a material adverse effect on the Isle-Biloxi, both because the Mobile metropolitan area is a major market for the Isle-Biloxi and because a substantial portion of the Isle-Biloxi's customers are residents of areas east of Mobile, including Florida and Georgia, and pass though the Mobile area when traveling to Biloxi.

NON-GAMING REGULATION

     The Company is subject to certain federal, state and local safety and health, employment and environmental laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act of 1990 to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has promulgated regulations requiring owners and operators of certain vessels to establish through the Coast Guard evidence of financial responsibility for clean-up of oil pollution. This requirement has been satisfied by proof of adequate insurance.

     The riverboats operated by the Company in Louisiana must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. The riverboats must hold Certificates of Documentation and Inspection issued by the U.S. Coast Guard. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and require individual licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat's Certificate of Documentation and Inspection could preclude its use as a riverboat casino.

     Any permanently moored vessel used for casino operations in Mississippi must meet the fire safety standards of the Mississippi Fire Prevention Code and the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharfs of the National Fire Protection Association. Additionally, any establishment to be constructed for dockside gaming must meet the Southern Building Code or the local building code, if such a local building code has been implemented at the casino's site.

     While permanently moored vessels, such as the Isle-Biloxi and the Isle-Vicksburg casino barges, are not required to hold Certificates of Inspection from the U.S. Coast Guard, the Mississippi Gaming Commission has engaged the American Bureau of Shipping (the "ABS") to inspect and certify all casino barges with respect to stability and single compartment flooding integrity, in accordance with Mississippi regulations. All casino barges must be inspected prior to licensing every two years. Inspections subsequent to initial licensing must be performed by the ABS or other company approved by the Gaming Commission.

     All shipboard employees of the Company, even those who have nothing to do with its operation as a vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

ITEM 2.     PROPERTIES.

     The Company owns the three floating pavilions at the Isle-Biloxi location as well as the floating pavilion at the Isle-Vicksburg location. LRGP owns the riverboat casino at the Isle-Bossier City location. SCGC and GPRI, respectively, own the riverboat casinos at the Isle-Lake Charles. The Company also owns or leases all of its gaming and non-gaming equipment.

     The Company leases its executive offices in Biloxi, Mississippi pursuant to two leases. The first term of the first lease terminates on July 20, 1997. Monthly rent is $2,442 plus an annual increase of 4%. The Company has the option to renew for two additional three-year periods. The first term of the second lease terminates on May 17, 1997. Monthly rent is $3,333 plus an annual increase of 4%. The Company has the option to renew for two additional three-year terms.

     The Company leases the Biloxi berth (the "Berth Lease") from the Biloxi Port Commission at an initial annual rent of the greater of $500,000 (the "Minimum Rent") or 1% of the gross gaming revenues received from the operations at the site, net of state and local gaming taxes. The lease terminates on July 1, 1999, but is renewable at the option of the Company for eight additional terms of five years each. For each of the renewal terms, the amount of the Minimum Rent is adjusted to reflect any increase in the cost of living index, limited to 6% for each renewal period.

     The Company leases land-based facilities in Biloxi from the City of Biloxi (the "Casino Lease") at an annual rent of (i) $500,000 per year (the "Base Rent"), plus (ii) 3% of the gross gaming revenues received from the operations at the site, net of state and local gaming taxes and fees, in excess of $25 million. The lease terminates on July 1, 1999 but is renewable at the option of the Company for six additional terms of five years each and a seventh option renewal term, concluding on January 31, 2034. For each of the renewal terms, the amount of the Base Rent is adjusted to reflect any increase in the Consumer Price Index limited to 6% for each renewal period. The Company was required to make certain parking, landscaping, utilities and other related improvements, amounting to $1.4 million, the payments for which are being applied as a rent credit ratably over the initial term of the Casino Lease. In addition, in order to lease the property subject to the Casino Lease, the Company acquired the leasehold interest of Coastal Cruise Lines, Inc. and The Factory, Inc., the original lessee, for consideration of $1,000,000 per year for ten years resulting in monthly installments of $83,333.

     In April 1994, the Company entered an Addendum to the Casino Lease, which requires the Company to pay 4% of gross non-gaming revenues received from operations at the Isle-Biloxi, net of sales tax, comps and discounts. Additional rent will be due to the City of Biloxi for the amount of any increase from and after January 1, 2016 in the rent due to the State Institutions of Higher Learning under a lease between the City of Biloxi and the State Institutions of Higher Learning (the "IHL Lease") and for any increases in certain tidelands leases between the City of Biloxi and the State of Mississippi.

     In April 1994, in connection with the construction of a hotel, the Company entered a lease for additional land adjoining the Isle-Biloxi. The Company first acquired the leasehold interest of Sea Harvest, Inc., the original lessee, for consideration of $8,000 per month for a period of ten years. The Company's lease is with the City of Biloxi, Mississippi, for an initial term of 25 years, with options to renew for six additional terms of 10 years each and a final option period with a termination date commensurate with the termination date of the IHL Lease, but in no event later than December 31, 2085. Annual rent (which includes payments to be made pursuant to the purchase of a related leasehold interest) is $404,000, plus 4% of gross non-gaming revenue, as defined. The annual rent is adjusted after each five-year period based on increases in the Consumer Price Index, limited to a 10% increase in any five-year period. The annual rent will increase 10 years after the commencement of payments pursuant to a termination of lease and settlement agreement to an amount equal to the sum of annual rent had it been $500,000 annually plus adjustments thereto based on the Consumer Price Index.

     In June 1993, the Company entered into a lease for the exclusive use of approximately 133 parking spaces and the additional use of 169 spaces in another parking lot from the hours of 6:00 p.m. to 6:00 a.m. daily on property adjacent to the Isle-Biloxi. The rent is $50,000 per year and the lease expires in June 1997. The Company has also entered a joint venture arrangement to sub-lease property for the construction of a two-level parking garage next to the Isle-Biloxi. The Company pays 50% of the rent, which is (i) $96,000 per year until November 2000 to acquire the leasehold interest of the original lessee of the property, plus (ii) $25,000 per month to the City of Biloxi, the lessor, plus annual increases attributable to the Consumer Price Index (limited to 3% per rental year) until the first option renewal period ends on November 30, 1995 and, thereafter, $25,000 per month, plus annual increases attributable to the Consumer Price Index (limited to 3% per rental year) until the second option renewal period ends on November 30, 2000. If the property is leased to a third party, with the consent of the Company and its joint venture partner, for use of the property as a gaming site, certain expenses, up to a maximum of $940,000, will be refunded.

     The Company owns approximately 13.1 acres of land in the City of Vicksburg, Mississippi for use in connection with the Isle-Vicksburg. The Company owns an additional 13 acres in Vicksburg on which it has off-site parking for 260 vehicles and operates a 67-vehicle recreational vehicle park. The Company entered a lease for approximately five acres of land adjacent to the Isle-Vicksburg to be used for additional parking.

     LRGP owns approximately 26 acres in Bossier City, Louisiana for use in connection with the Isle-Bossier City. LRG Hotels owns a 234-room hotel located on approximately 10.5 acres of land on Interstate 20 in Bossier City, Louisiana. The hotel is located 2.5 miles east of the Isle-Bossier City and five miles west of the Louisiana Downs horse racing track.

     The Company owns approximately 180 acres, and leases an additional 143 acres, at Pompano Park. The lease ends on July 1, 1999. The annual rent is $1.00 plus all maintenance and operating expenses of the premises. The Company has the exclusive option to purchase the premises during the term of the lease for not less than $12 million.

     The Company also owns two additional riverboat casinos and one floating pavilion that are currently held for sale. The riverboat casinos and the floating pavilions were previously used by the Company at the Isle-Biloxi and one of the riverboats and the floating pavilion were previously used by the Company at the Isle-Vicksburg.

     SCGC owns approximately 2.7 acres and leases approximately 10.5 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles, which it also intends to use in connection with the Grand Palais. The lease commenced on March 24, 1995 and has an initial term of five years. The annual rent on the leased property is $750,000 for the first four years and $900,000 for the fifth year of the initial term. The Company has the option to renew the lease for seven additional terms of five years each. For the first renewal term, the rent increases each year by 5% or the percentage increase in the average consumer price index for Calcasieu Parish, Louisiana for the previous 12 month period, whichever is higher. Rent for the second and all subsequent renewal terms will be no less than the rent for the last year of the preceding term, subject to market adjustments upward based upon the rent paid by other riverboat gaming operators in Louisiana and Mississippi for comparable property usages. The rent for the fourth and all subsequent renewal terms will not be less than $1.5 million per year. The Company also leases an additional 5.75 acres of land in Calcasieu Parish. The lease commenced on July 17, 1995 and has an initial term of five years. The annual rent on the leased property is $100,000 for the initial term. The Company has the option to renew the lease for seven additional terms of five years each. For the first renewal term, the rent increases each year by 5% or the percentage increase in the average consumer price index for Calcasieu Parish, Louisiana for the previous 12-month period, which ever is higher. Rent for the second and all subsequent renewal terms will be no less then the rent for the last year of the preceding term, subject to market adjustments upward based upon the rent paid by other riverboat gaming operators in Louisiana and Mississippi for comparable property usage.

     The Company owns 1.6 acres and leases 1.3 acres of land in Cripple Creek, Colorado. The lease has an initial term of 25 years, with options to renew for seven additional terms of 10 years each. Annual rent under the lease for the first year of the lease is $250,000 and increases at the rate of $10,000 per year to a maximum annual rent of $300,000. The amount of the rent is also adjusted seven years after the rent commencement date and every two years thereafter to reflect any increase in the Consumer Price Index (limited to 4% for each year), applied cumulatively and in the aggregate. The Company has an option to purchase the leased land at a price, depending on the date of exercise, of $3.2 million to $5.0 million, or $5.0 million as adjusted by increases in the Consumer Price Index if exercised after the year 2009.

     Substantially all of the Company's property is presently pledged as collateral for the Mortgage Notes. See Note 3 of Notes to Consolidated Financial Statements. The Company intends to make an offer to repurchase all of the outstanding Mortgage Notes using a portion of the proceeds of the Offering. If any Mortgage Notes remain outstanding after the Offering, the Company intends to defease the covenants of such Mortgage Notes, including the covenants granting a first mortgage lien to the holders of such Mortgage Notes.


ITEM 3.    LEGAL PROCEEDINGS.

     The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators and four gaming distributors (the "Gaming Industry Defendants") in a consolidated class action lawsuit pending in Las Vegas, Nevada. The suit alleges that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The actions are in the early stages of discovery and preliminary motions. The Company is unable at this time to determine what effect, if any, the suit would have on its financial position or results of operations.

     The Company is engaged in various matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not likely to be material to the Company's consolidated financial position or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1996 fiscal year.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

     (a) Market Information. The following table sets forth, for the calendar periods indicated, (a) the high and low bid quotations for the Common Stock as reported on the Nasdaq Small-Cap Market until May 10, 1993 and (b) the high and low sale prices on the Nasdaq National Market thereafter. The quotations reflect interdealer prices, without retail mark-up or commissions, and may not necessarily represent actual transactions. All prices listed have been adjusted to reflect the Company's three-for-two stock dividend distributed in June 1993 and the Company's three-for-two stock dividend distributed in April 1994.


                                              High    Low
                                              ------  ------
Fiscal Year Ended April 30, 1995
     First Quarter..........................  $23.25  $ 9.50
     Second Quarter.........................   14.25   10.00
     Third Quarter..........................   11.50    7.25
     Fourth Quarter.........................   15.38    8.38

Fiscal Year Ended April 30, 1996
     First Quarter..........................   17.50   13.25
     Second Quarter.........................   16.00    6.50
     Third Quarter..........................    8.00    5.12
     Fourth Quarter.........................    8.38    5.38

Fiscal Year Ending April 30, 1997
     First Quarter (through July 19, 1996)..    9.75    6.62

     (b) Holders of Common Stock. As of June 28, 1996, there were 401 holders of record of the Common Stock.

     (c) Dividends. The Company has never paid any dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain earnings to provide for the growth of the Company. In addition, the Company's indenture with respect to the Mortgage Notes limits, and the indenture with respect to the Notes will limit, the Company's ability to pay dividends. See "Item 8 -- Financial Statements and Supplementary Data-- Casino America, Inc. -- Notes to Consolidated Financial Statements --Note 3." Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the current and proposed operations of the Company will generate the funds needed to declare a cash dividend or that the Company will have legally available funds to pay dividends. In addition, the Company may fund part of its operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of Common Stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1--Business--Regulatory Matters."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected historical financial information has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                               Year       Year       Year       Year     Four months       Year
                               ended     ended       ended      ended       ended          ended
                             April 30,  April 30,  April 30,  April 30,   April 30,    December 31,
                               1996       1995       1994       1993         1992          1991
- ---------------------------------------------------------------------------------------------------
                                       (in thousands, except per share data)
INCOME STATEMENT DATA
  Revenues                   $157,963   $127,537   $144,633    $58,664       $  508         $3,243
  Operating income (loss)       3,193     20,196     39,915     17,587         (260)          (496)
  Income (loss) before
    income taxes                5,703     30,054     31,555     15,451         (260)          (491)
  Net income (loss)             1,555     18,069     20,353     10,042         (260)          (491)
  Net Income (loss) per
    common and common
    equivalent share
    Primary                       .10       1.16       1.28        .71         (.04)          (.08)
    Fully diluted                 .10       1.15       1.28        .68         (.04)          (.08)

- ---------------------------------------------------------------------------------------------------
                             April 30,  April 30,  April 30,  April 30,   April 30,    December 31,
                               1996       1995       1994       1993         1992          1991
- ---------------------------------------------------------------------------------------------------
                                                  (in thousands)
BALANCE SHEET DATA
  Total assets               $226,474   $211,899   $176,538    $58,484       $1,133         $  758
  Long-term debt
    including
    current portion           139,778    138,857    126,649     34,051          200             __
  Stockholders' equity
    (deficit)                  50,270     42,015     23,650     14,945           19            (42)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.


GENERAL

     The Company's results of operations for the fiscal year ended April 30, 1996 reflect the Company's equity in the income of the Isle-Bossier City and the Isle-Lake Charles, which commenced operations on July 29, 1995. In addition, the fiscal 1996 results of operations were impacted by the substantial expansion of the Isle-Biloxi, which included adding a hotel and enhancements to the land-based pavilion and the casino, completed in August 1995 and the acquisition of Pompano Park in June 1995. The results of operations for the fiscal year ended April 30, 1995 reflect a full year of operations for the Isle-Biloxi and the Isle-Vicksburg and the Company's equity in the income of the Isle-Bossier City, which commenced operations on May 20, 1994. The results of operations for the fiscal year ended April 30, 1994 reflect a full year of operations of the Isle-Biloxi and almost three full quarters of operations of the Isle-Vicksburg.

     The Company believes that the results of operations for the fiscal years ended April 30, 1996, 1995 and 1994 may not be indicative of the results of operations for future periods primarily because, in the past, the Company has reported its interests in the Isle-Bossier City and the Isle-Lake Charles using the equity method of accounting. Upon consummation of the LRGP Acquisition, the Company will consolidate the results of operations of the Isle-Bossier City and the Isle-Lake Charles. In addition, the Company believes that its historical results may not be comparable to future results of operations because of the substantial present and expected future increase in gaming competition for gaming customers in each of the Company's markets as new casinos open and as existing casinos add to or enhance their facilities. Furthermore, the historical results of operations reflect the Isle-Lake Charles as a single riverboat operation, whereas the Isle-Lake Charles now operates two riverboats with a recently expanded land-based pavilion. The Company believes that seasonality does not have a significant effect on its business.

RESULTS OF OPERATIONS

  Fiscal Year Ended April 30, 1996 Compared to Fiscal Year Ended April 30, 1995

     Total revenue was $158.0 million for the fiscal year ended April 30, 1996, as compared to $127.5 million for the fiscal year ended April 30, 1995, representing an increase of 24%. Casino revenue, in total, increased by 5% to $123.9 million from $117.6 million compared to the prior year, due mainly to a $12.1 million increase in casino revenue at the Isle-Biloxi attributable primarily to increased casino traffic as a result of the opening of a 367-room hotel on site, partially offset by a $5.7 million decrease in casino revenue at the Isle-Vicksburg attributable to increased promotional activity by competitors in that market. The Company has not consolidated the revenue of the Isle-Bossier City and Isle-Lake Charles, which totaled $150.8 million and $57.3 million, respectively, for fiscal 1996, compared to

$147.0 million for the Isle-Bossier City in the prior fiscal year (the Isle-Lake Charles was not in operation during fiscal 1995), but will consolidate that revenue following the LRGP acquisition.

     Revenue for fiscal 1996 includes room revenue of $4.4 million from the new hotel and entertainment pavilion at the Isle-Biloxi. Room revenue does not reflect the value of any complementaries.

     The Company received management fees of $6.3 million for fiscal 1996, compared to $4.6 million for fiscal 1995, representing an increase of 37%. In addition to fees under the Company's management agreement with LRGP with respect to the Isle-Bossier City, $1.6 million in fees were received under the Company's management agreement with SCGC with respect to the Isle-Lake Charles in fiscal 1996. As a result of the LRGP Acquisition and SCGC Acquisition, future fees from its management agreements will not be reported because such amounts will be eliminated in consolidation.

     Fiscal 1996 revenue includes pari-mutuel commissions, simulcast fees and admissions of $15.1 million generated by Pompano Park.

     Food, beverage and other revenue was $8.2 million for fiscal 1996, compared to $5.3 million for fiscal 1995, representing an increase of 55%. Food, beverage and other revenue does not reflect the value of any complementaries. Of the $2.9 million increase, $1.5 million is attributable to revenue generated at Pompano Park. The remainder of the increase in food, beverage and other revenue is attributable to the opening of the new hotel at the Isle-Biloxi on August 1, 1995.

     Casino expenses for fiscal 1996 totaled $49.9 million, as compared to $46.0 million for fiscal 1995. Casino expenses consist primarily of salaries, wages and benefits, and operating and certain promotional expenses of the casinos. Casino expenses as a percentage of casino revenues increased from 39% to 40% in fiscal 1996 due to the cost of complementaries.

     Fiscal 1996 operating expenses also include room expenses of $2.6 million from the new hotel and entertainment pavilion at the Isle-Biloxi. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotel are shared with the casino and are presented in their respective expense categories.

     Gaming taxes paid to the State of Mississippi, cities and counties totaled $15.1 million for fiscal 1996, as compared to $13.9 million in fiscal 1995, and are consistent with the aforementioned increase in casino revenue. Gaming taxes in both years represented 12% of casino revenue as required by Mississippi law.

     Pari-mutuel operating costs of Pompano Park totaled $11.4 million in fiscal 1996. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

     Food and beverage expenses of $5.4 million in fiscal 1996 reflect a $1.7 million increase, or 46%, over fiscal 1995, consistent with the percentage increase in food and beverage revenues. Of the $1.7 million increase, $1.2 million was attributable to Pompano Park, while the remainder occurred at the Isle-Biloxi due to the opening of its hotel.

     Marine and facilities expenses totaled $10.8 million in fiscal 1996, representing an increase of 50% over the $7.2 million reported in fiscal 1995. Of the $3.6 million increase, $1.8 million relates to facilities and maintenance costs of Pompano Park, while an additional $1.3 million relates to the expansion at the Isle-Biloxi and the associated labor, rent expense, utility and maintenance costs of that expanded facility.

     Marketing and administrative expenses totaled $33.2 million for fiscal 1996, a 23% increase over the $26.9 million for the prior fiscal year. Of the $6.3 million increase, $1.9 million represented additional promotions at the Isle-Biloxi and the Isle-Vicksburg in response to increased competition in those markets. The remaining increase of $4.4 million primarily reflects the $1.5 million charge for costs associated with the September 1995 withdrawal of the Company's registration statement and cancellation of its previously planned public offering of securities and $2.5 million in administrative and promotional expenses for Pompano Park.

     Depreciation and amortization expense was $12.1 million for fiscal 1996, representing a 35% increase over depreciation and amortization expense of $8.9 million in the prior fiscal year. The increase was primarily attributable to the new hotel and entertainment pavilion at the Isle-Biloxi.

     Preopening expenses of $1.3 million in fiscal 1996 represent salaries, benefits, training, marketing and other non-capitalizable costs which were expensed as incurred in connection with the opening of the new hotel at the Isle-Biloxi. Fiscal 1995 preopening expenses of $0.5 million relate to the expansion of facilities at the Isle-Vicksburg.

     Interest expense--Other was $15.2 million, net of capitalized interest of $1.5 million, in fiscal 1996, as compared to $14.0 million, net of capitalized interest of $1.0 million, in fiscal 1995. This $1.2 million increase was primarily due to additional debt incurred to finance the new hotel and pavilion and furniture, fixtures and equipment at the Isle-Biloxi, as well as additional indebtedness relating to land purchased for new development and the acquisition of Pompano Park.

     Interest income--Unconsolidated joint ventures was $0.7 million in fiscal 1996 as compared to $3.0 million in fiscal 1995. Interest at the rate of 11.5% was being charged to LRGP with respect to the Company's loan to the joint venture, which was repaid in full in May 1995.

     The Company had net income of $1.6 million for fiscal 1996, as compared to net income of $18.1 million for fiscal 1995, representing a decrease of 91%. This decrease was due mainly to an $11.8 million pretax one-time charge which included $9.3 million related to the write-down of two riverboats, a barge and certain gaming equipment, all of which were reclassified during the year as being held for sale, as well as $2.5 million related to abandoned projects and certain other costs associated with the recent change in executive management. In addition, the Company incurred a $0.3 million charge in connection with accounting for deferred taxes related to its investment in SCGC and a $1.2 million pretax loss on disposal of an airplane and other equipment. The Company's net income for fiscal 1996 includes $16.4 million, representing the Company's equity in the income of LRGP and SCGC (which includes $1.3 million for the Company's share of the net losses of SCGC), compared to $19.9 for fiscal 1995. The Company also incurred a pretax charge of approximately $1.5 million for legal, printing and accounting costs associated with the September 1995 withdrawal of the Company's registration statement and the proposed transactions relating thereto. The Company's effective income tax rate was 73% for fiscal 1996 as compared to 40% for fiscal 1995. The increase in the effective tax rate was due to a $0.7 million fourth quarter adjustment to prior years' taxes and the exclusion of the Company's share of the net loss of SCGC in its calculation of income taxes. Earnings per share decreased 91% from $1.16 in fiscal 1995 to $0.10 in fiscal 1996.


  Fiscal Year Ended April 30, 1995 Compared to Fiscal Year Ended April 30, 1994

     Total revenue was $127.5 million for the fiscal year ended April 30, 1995, as compared to $144.6 million for the fiscal year ended April 30, 1994, representing a decrease of 12%. Casino revenue for fiscal 1995 totaled $117.6 million, a 17% decrease over fiscal 1994 casino revenue of $141.0 million. The decrease in casino revenue in fiscal 1995 resulted from increased competition in the Biloxi and Vicksburg markets, as well as ongoing construction of the 367-room Crowne Plaza hotel and entertainment pavilion at the Isle-Biloxi. The Company does not consolidate the revenue of the Isle-Bossier City, which was $147.0 million in fiscal 1995, but will consolidate this revenue following the LRGP Acquisition.

     The Company received a management fee of $4.6 million in fiscal 1995 under its management agreement with LRGP with respect to the Isle-Bossier City, as opposed to no revenue from management fees in fiscal 1994.

     Food, beverage and other revenue totaled $5.3 million in fiscal 1995, representing a 47% increase over the fiscal 1994 level of $3.6 million. Revenue does not reflect the value of any complimentaries. The increase was attributable primarily to the opening of the restaurant at the Isle-Vicksburg in February 1994.

     Casino expenses for fiscal 1995 totaled $46.0 million, as compared to casino expenses of $42.7 million for fiscal 1994. The expenses are primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casinos. Casino expenses increased in total from fiscal 1994 to fiscal 1995 due primarily to a full year of operations in fiscal 1995 at the Isle-Vicksburg as well as to the opening of the restaurant in Vicksburg which increased casino expenses (beyond the increase in food and beverage expenses) due to the cost of complimentaries. Casino expenses as a percentage of casino revenue were 39% in fiscal 1995, as compared to 30% in fiscal 1994. Casino expenses tend to increase as a percentage of revenue when casino revenue decreases because of the relatively fixed nature of casino expenses.

     Preopening expenses totaled $0.5 million in fiscal 1995, as compared to $3.5 million in fiscal 1994. The fiscal 1994 preopening expenses related to the opening of the Isle-Vicksburg and the expansion and opening of the floating pavilion facility at the Isle-Biloxi; the fiscal 1995 amount related to the opening of the new floating pavilion facility at the Isle-Vicksburg in May 1994. The fiscal 1995 equity in net income of unconsolidated joint ventures includes expenses relating to the opening of the Isle-Bossier City. The Company's share of these preopening expenses was $1.6 million in fiscal 1995 as compared to $1.8 million in fiscal 1994.

     Gaming taxes paid to the State of Mississippi, cities and counties totaled $13.9 million in fiscal 1995, as compared to $16.9 million in fiscal 1994, reflecting lower casino revenue in fiscal 1995. Gaming taxes in both years represented 12% of casino revenue, as required by Mississippi law.

     Food and beverage expenses totaled $3.7 million in fiscal 1995 as compared to $2.3 million in fiscal 1994, an increase of 63%. These expenses consist primarily of the salaries, wages, benefits and operating expenses of the food and beverage operations. The increase in these expenses from fiscal 1994 to fiscal 1995 was primarily due to the fact that the restaurant at the Isle-Vicksburg was open for only a portion of the 1994 fiscal year, as opposed to the full 1995 fiscal year. The Company's food and beverage operations are designed to draw customers to the casinos and are not expected to produce operating income.

     Marine and facilities expenses totaled $7.2 million in fiscal 1995, as compared to $7.8 million in fiscal 1994. These expenses include the salaries, wages, benefits and operating expenses of the marine crews for Coast Guard-certified riverboats, and insurance, housekeeping and general maintenance of the facilities. The decline in fiscal 1995 was primarily attributable to the elimination of the marine crew at the Isle-Vicksburg in fiscal 1995.

     Marketing and administrative expenses totaled $26.9 million in fiscal 1995 as compared to $26.1 million in fiscal 1994. The increase in these expenses was primarily attributable to an increase in marketing activities in response to increased competition in the Company's markets. Administrative expenses, which include general administrative and office expenses, professional fees, property taxes, rent and new development projects were also higher due primarily to one full year of operations at the Isle-Vicksburg and increased expenses at the corporate level due to increased activity in the new development area. See "Business--Future Development Opportunities."

     Depreciation and amortization expense was $8.9 million in fiscal 1995, representing an increase of 62% over depreciation and amortization expense of $5.5 million in fiscal 1994. This increase was primarily attributable to the Company's growth in depreciable fixed assets from fiscal 1994 to fiscal 1995, principally relating to the addition of a new floating pavilion casino and gaming equipment, restaurant and administrative office building at the Isle-Vicksburg.

     Interest expense--Related parties was $1.3 million in fiscal 1994, as compared to none in fiscal year 1995. This expense primarily represented interest paid to affiliated companies in connection with capital leases of certain property and equipment in fiscal 1994, which arrangements were discontinued prior to the beginning of the 1995 fiscal year.

     Interest expense--Other was $14.0 million in fiscal 1995, as compared to $6.9 million in fiscal 1994, an increase of $7.1 million. The Company's interest expense increased significantly in fiscal 1995 due primarily to a full year of interest expense relating to its First Mortgage Notes, which were outstanding for only a portion of fiscal 1994.

     Interest income--Unconsolidated joint ventures was $3.0 million in fiscal 1995, as compared to $1.1 million in fiscal 1994. Interest at the rate of 11 1/2% was being charged to LRGP and LRG Hotels with respect to the Company's loan to such joint ventures, which had an outstanding principal balance of $2.3 million at April 30, 1995.

     Interest income--Other was $1.0 million in fiscal 1995, essentially unchanged from fiscal 1994, reflecting slightly lower cash balances during fiscal 1995, offset by higher interest rates.

     The Company had net income of $18.1 million in fiscal 1995, as compared to $20.4 million in fiscal 1994, representing a decrease of 11%. This decrease was due primarily to a decrease in casino revenue and operating income at the Isle-Biloxi and the Isle-Vicksburg and an increase in interest expense due to a full year of interest on the First Mortgage Notes. Earnings per share decreased 9% from $1.28 in fiscal 1994 to $1.16 in fiscal 1995. The Company's fiscal 1995 net income includes $19.9 million of equity in the income of the Isle-Bossier City, which opened in May 1994.


LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1996, the Company had cash and cash equivalents of $18.6 million compared to $19.0 million at April 30, 1995 and approximately $3.5 million available under lines of credit. Fiscal 1996 operating activities provided $11.8 million of cash flow to the Company as compared to $8.5 million in fiscal 1995. In addition, in fiscal 1996, the Company received $3.0 million in distributions and repayments from LRGP, primarily related to the repayment of a note receivable, as well as $12.2 million borrowed for the construction of the hotel at the Isle-Biloxi and $2.8 million in proceeds from the sale of its aircraft and other equipment. The Company invested $34.5 million in property and equipment in fiscal 1996, primarily to build the new hotel at the Isle-Biloxi and to acquire Pompano Park and property held for future development in Colorado.

     On March 11, 1996, the Company sold an aggregate of 1,020,940 shares of Common Stock. Proceeds from the sale totaled approximately $6.0 million. A portion of the proceeds was used to retire a total of $1.6 million in loans payable to the Chairman and a related party, including accrued interest. In addition, the Company issued to certain shareholders Rights to purchase shares of Common Stock. In the event that the Rights Offering is fully subscribed, the Company would receive net proceeds of approximately $25.1 million.

     On May 3, 1996, the Company purchased all of the common stock of GPRI. The aggregate consideration paid by the Company in the Grand Palais Acquisition was approximately $62.4 million, consisting of cash in the amount of approximately $8.4 million, notes and the assumption of indebtedness of approximately $37.9 million, 2,250,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock at an exercise price of $10.00 per share. On the same date, the Company consummated the SCGC Acquisition for 1,850,000 shares of Common Stock and restructured the terms of an existing $20.0 million note previously issued to Crown Casino.

     The Company anticipates that its principal near-term capital requirements will relate to the consolidation of its Louisiana joint ventures, the expansion of its operations at the Isle-Lake Charles in connection with the Grand Palais Acquisition and investments in the Hotel Joint Venture. The Company also anticipates that capital improvements approximating $20 million will be made during fiscal 1997 to maintain its existing facilities and remain competitive in its markets. The Company expects to receive approximately $289.3 million in net proceeds from the Offering and intends to finance the LRGP Acquisition and retire approximately $184 million of indebtedness, including the Mortgage Notes, with a portion of the net proceeds from the Offering.

     Although the Company is not presently committed to making any significant capital expenditures or investment into a new gaming market, the Offering and the Rights Offering are intended to provide capital for making improvements and enhancements to the Company's existing facilities and other general corporate purposes. The Company believes that it will be necessary to make certain capital improvements to its land-based facilities at the Isle-Bossier City and the Isle-Vicksburg and that enhancements to its non-gaming amenities at all facilities will be important to its operations. The Company may, in the future, also consider expanding its casino square footage at the Isle-Biloxi. In addition, the Company may consider making investments in jurisdictions where gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

     An important component of the Company's operating strategy will be to develop, open and operate, either directly, through the Hotel Joint Venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company has entered into a letter of intent to form the Hotel Joint Venture. The letter of intent provides that the Company and HID will each contribute approximately $10 million in assets to the Hotel Joint Venture. The Company's contribution is expected to consist of cash, certain land located near the Isle-Bossier City, the Isle-Lake Charles and, in the event the Company elects to develop a casino there, in Cripple Creek, Colorado, or other property. No assurance can be made that the Company will enter into the Hotel Joint Venture, or if it does, that the Company will not be required to make significant investments of cash into the Hotel Joint Venture to accomplish its objectives.

     The Company expects that available cash, net proceeds from the Rights Offering and the Offering and cash from future operations will be adequate to fund the aforementioned transactions, planned capital expenditures, debt service and working capital requirements. No assurance can be made that the Company will have sufficient capital resources to expand into new gaming markets or make significant capital expenditures at its existing properties. In addition, the Indenture governing the Notes will place certain limits on the Company's ability to incur additional indebtedness and to make certain investments. Following the Offering, the Company will be highly leveraged and, as a result, may be unable to obtain debt or equity financing on terms acceptable to the Company. Limitations on the Company's capital resources would likely delay any plans with respect to entry into new markets or significant capital improvements at its existing properties.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
CASINO AMERICA, INC.

Report of Independent Auditors.............................................................      40
Consolidated Balance Sheets, April 30, 1995 and 1996.......................................      41
Consolidated Statements of Income, Years ended April 30, 1994, 1995 and 1996...............      43
Consolidated Statements of Stockholders' Equity, Years ended April 30, 1994, 1995 and 1996.      44
Consolidated Statements of Cash Flows, Years ended April 30, 1994, 1995 and 1996...........      45
Notes to Consolidated Financial Statements.................................................      46

LOUISIANA RIVERBOAT GAMING PARTNERSHIP

Report of Independent Auditors.............................................................      60
Balance Sheets, April 30, 1995 and 1996....................................................      61
Statements of Operations, Years ended April 30, 1994, 1995 and 1996........................      63
Statements of Partners' Capital (Deficit), Years ended April 30, 1994, 1995 and 1996.......      64
Statements of Cash Flows, Years ended April 30, 1994, 1995 and 1996........................      65
Notes to Financial Statements..............................................................      66

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Casino America, Inc.


     We have audited the accompanying consolidated balance sheets of Casino America, Inc. as of April 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino America, Inc. at April 30, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.


                                       ERNST & YOUNG LLP


Chicago, Illinois
June 3, 1996

                             CASINO AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS                                              APRIL 30
- ----------------------------------------------------------------------------  --------------------------
                                                                                  1995          1996
                                                                              ------------  ------------
Current assets:
 Cash and cash equivalents..................................................  $ 18,997,000  $ 18,585,000
 Accounts receivable:
   Related parties..........................................................     2,409,000     3,171,000
   Other....................................................................       825,000     1,764,000
 Income tax receivable......................................................     1,189,000            --
 Deferred income taxes......................................................            --     1,001,000
 Prepaid expenses and other assets..........................................     1,941,000     2,858,000
                                                                              ------------  ------------
     Total current assets...................................................    25,361,000    27,379,000
Property and equipment--Net.................................................   133,485,000   129,306,000
Other assets:
 Investment in and advances to joint ventures...............................    20,861,000    34,281,000
 Notes receivable--Related party............................................     4,700,000     4,700,000
 Other investments..........................................................     2,250,000     2,250,000
 Property held for development or sale......................................     1,398,000    15,840,000
 Restricted cash............................................................    12,171,000            --
 Berthing, concession, and leasehold rights, net of accumulated
   amortization of $896,000 and $1,209,000, respectively....................     5,373,000     5,060,000
 Deferred financing costs, net of accumulated amortization of $682,000 and
  $1,229,000, respectively..................................................     4,089,000     4,327,000
 Prepaid expenses...........................................................       955,000       743,000
 Deposits and other.........................................................     1,256,000     2,588,000
                                                                              ------------  ------------
                                                                                53,053,000    69,789,000
                                                                              ------------  ------------
     Total assets...........................................................  $211,899,000  $226,474,000
                                                                              ============  ============

                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                              APRIL 30
                                                                                     --------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY                              1995          1996
- -----------------------------------------------------------------------------------  ------------  ------------
Current liabilities:
        Current maturities of long-term debt.......................................  $  6,793,000  $  8,884,000
        Accounts payable--Trade....................................................     8,369,000     6,169,000
        Accrued liabilities:
           Interest................................................................     5,631,000     5,802,000
           Payroll and payroll related.............................................     5,670,000     6,333,000
           Property and other taxes................................................     1,207,000     6,880,000
           Progressive jackpots and slot club awards...............................     2,232,000     1,851,000
           Deferred income taxes...................................................     1,477,000            --
           Other...................................................................       480,000     2,392,000
                                                                                     ------------  ------------
              Total current liabilities............................................    31,859,000    38,311,000
Long-term debt, less current maturities............................................   132,064,000   130,894,000
Deferred income taxes..............................................................     5,961,000     6,999,000

Stockholders' equity:
        Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued..            --            --
        Common stock, $.01 par value; 45,000,000 shares authorized; shares
         issued and outstanding: 14,853,124 and 16,038,882, respectively...........       149,000       160,000
        Class B common stock, $.01 par value; 3,000,000 shares authorized; none
         issued....................................................................            --            --
        Additional paid-in capital.................................................     7,168,000    13,857,000
        Retained earnings..........................................................    34,698,000    36,253,000
                                                                                     ------------  ------------
              Total stockholders' equity...........................................    42,015,000    50,270,000
                                                                                     ------------  ------------

              Total liabilities and stockholders' equity...........................  $211,899,000  $226,474,000
                                                                                     ============  ============

                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEAR ENDED APRIL 30
                                                            -------------------------------------------
                                                                1994           1995           1996
                                                            -------------  -------------  -------------
Revenue:
        Casino............................................  $140,994,000   $117,613,000   $123,936,000
        Rooms.............................................            --             --      4,422,000
        Management fee--Joint ventures....................            --      4,613,000      6,308,000
        Pari-mutuel commissions and fees..................            --             --     15,063,000
        Food, beverage, and other.........................     3,639,000      5,311,000      8,234,000
                                                            ------------   ------------   ------------
           Total revenue..................................   144,633,000    127,537,000    157,963,000
Operating expenses:
        Casino............................................    42,726,000     46,039,000     49,910,000
        Rooms.............................................            --             --      2,602,000
        Gaming taxes......................................    16,915,000     13,924,000     15,116,000
        Pari-mutuel.......................................            --             --     11,375,000
        Food and beverage.................................     2,253,000      3,678,000      5,382,000
        Marine and facilities.............................     7,764,000      7,199,000     10,781,000
        Marketing and administrative......................    26,113,000     26,895,000     33,167,000
        One-time charge...................................            --             --     11,798,000
        Preopening expenses...............................     3,475,000        483,000      1,311,000
        Loss on disposal of equipment.....................        22,000        178,000      1,217,000
        Depreciation and amortization.....................     5,450,000      8,945,000     12,111,000
                                                            ------------   ------------   ------------
           Total operating expenses.......................   104,718,000    107,341,000    154,770,000
                                                            ------------   ------------   ------------
Operating income..........................................    39,915,000     20,196,000      3,193,000
Interest expense:
        Related parties...................................    (1,333,000)            --        (56,000)
        Other.............................................    (6,909,000)   (14,029,000)   (15,237,000)
Interest income:
        Unconsolidated joint ventures.....................     1,107,000      2,961,000        747,000
        Other.............................................     1,016,000      1,022,000        622,000
Equity in income (loss) of unconsolidated joint ventures..    (2,241,000)    19,904,000     16,434,000
                                                            ------------   ------------   ------------
Income before income taxes................................    31,555,000     30,054,000      5,703,000
Income taxes..............................................    11,202,000     11,985,000      4,148,000
                                                            ------------   ------------   ------------
Net income................................................  $ 20,353,000   $ 18,069,000   $  1,555,000
                                                            ============   ============   ============
Net income per common and common equivalent share.........  $       1.28   $       1.16   $       0.10
Weighted average common and common equivalent shares......    15,886,000     15,604,000     15,721,000

                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           ADDITIONAL                        TOTAL
                                                SHARES OF        COMMON    PAID-IN         RETAINED       STOCKHOLDERS'
                                              COMMON STOCK        STOCK    CAPITAL         EARNINGS          EQUITY
                                              ------------      ---------  ------------    --------      --------------
Balance, April 30, 1993.....................    15,804,620      $158,000    $ 4,761,000   $ 10,026,000     $ 14,945,000
        Exercise of stock options...........       102,869         1,000        301,000             --          302,000
        Purchase and retirement of
         common stock.......................    (1,125,000)      (11,000)      (489,000)   (13,750,000)     (14,250,000)
        Issuance of warrants................            --            --      2,300,000             --        2,300,000
        Net income..........................            --            --             --     20,353,000       20,353,000
                                                ----------      --------    -----------   ------------     ------------
Balance, April 30, 1994.....................    14,782,489       148,000      6,873,000     16,629,000       23,650,000
        Exercise of stock options...........        64,715         1,000        220,000             --          221,000
        Issuance of stock for services......         5,920            --         75,000             --           75,000
        Net income..........................            --            --             --     18,069,000       18,069,000
                                                ----------      --------    -----------   ------------     ------------
Balance, April 30, 1995.....................    14,853,124       149,000      7,168,000     34,698,000       42,015,000
        Issuance of common stock............     1,020,940        10,000      5,988,000             --        5,998,000
        Exercise of stock options...........       145,218         1,000        566,000             --          567,000
        Issuance of stock for compensation..        18,100            --        115,000             --          115,000
        Issuance of stock for services......         1,500            --         20,000             --           20,000
        Net income..........................            --            --             --      1,555,000        1,555,000
                                                ----------      --------    -----------   ------------     ------------
Balance, April 30, 1996.....................    16,038,882      $160,000    $13,857,000   $ 36,253,000     $ 50,270,000
                                                ==========      ========    ===========   ============     ============

                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED APRIL 30
                                                                     -------------------------------------------
                                                                         1994           1995           1996
                                                                     -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................................  $ 20,353,000   $ 18,069,000   $  1,555,000
Adjustments to reconcile net income to net cash provided by
       operating activities:
        Depreciation and amortization..............................     5,450,000      8,945,000     12,111,000
        Amortization of bond discount and deferred financing
         costs.....................................................       311,000        786,000        705,000
        Deferred income taxes......................................     1,422,000      5,544,000     (1,440,000)
        Equity in (income) loss of unconsolidated joint ventures...     2,241,000    (19,904,000)   (16,434,000)
        Write-down of assets held for sale.........................            --             --      9,257,000
        Other......................................................        22,000        308,000      1,346,000
        Changes in current assets and liabilities, net of Pompano
         Park acquisition:
           Accounts receivable.....................................        68,000     (3,952,000)       179,000
           Prepaid expenses and other assets.......................       409,000       (932,000)       675,000
           Accounts payable and accrued expenses...................    14,269,000       (321,000)     3,802,000
                                                                     ------------   ------------   ------------
Net cash provided by operating activities..........................    44,545,000      8,543,000     11,756,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.................................   (45,975,000)   (46,584,000)   (22,201,000)
Purchase of Pompano Park...........................................            --             --     (7,959,000)
Increase in notes receivable and other investments.................            --     (6,950,000)            --
Proceeds from disposals of property and equipment..................       105,000      1,408,000      2,767,000
Advances to joint ventures.........................................   (33,319,000)   (10,553,000)            --
Repayments and distributions from joint ventures...................            --     43,413,000      3,014,000
(Increase) decrease in restricted cash.............................   (11,672,000)      (499,000)    12,171,000
Deposits and other.................................................       170,000       (986,000)    (1,332,000)
                                                                     ------------   ------------   ------------
Net cash used in investing activities..............................   (90,691,000)   (20,751,000)   (13,540,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings...........................................   109,063,000     15,000,000     10,500,000
Principal payments on borrowings...................................   (37,397,000)    (7,941,000)   (14,908,000)
Deferred financing costs...........................................    (2,045,000)    (1,226,000)      (785,000)
Proceeds from sale of stock and exercise of options................       243,000        221,000      6,565,000
Purchase and retirement of common stock............................    (7,000,000)            --             --

                                                                     ------------   ------------   ------------
Net cash provided by financing activities..........................    62,864,000      6,054,000      1,372,000
                                                                     ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents...............    16,718,000     (6,154,000)      (412,000)
Cash and cash equivalents at beginning of year.....................     8,433,000     25,151,000     18,997,000
                                                                     ------------   ------------   ------------
Cash and cash equivalents at end of year...........................  $ 25,151,000   $ 18,997,000   $ 18,585,000
                                                                     ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
        Interest, net of amounts capitalized.......................  $  2,284,000   $ 13,259,000   $ 14,417,000
        Income taxes--net..........................................    10,020,000      7,758,000       (341,000)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
       ACTIVITIES
Debt issued for:
        Land.......................................................  $    450,000   $  2,290,000   $         --
        Property and equipment.....................................    12,618,000      2,125,000      4,316,000
        Purchase and retirement of common stock....................     7,250,000             --             --
        Insurance premiums.........................................            --             --        855,000
Allocation of deferred financing costs to unconsolidated joint
       venture.....................................................     1,912,000             --             --
Bond discount recorded to reflect the issuance of warrants.........     2,300,000             --             --
Underwriting discount on first mortgage notes......................     3,412,000             --             --

                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of Casino America, Inc. and its wholly owned subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation. The Company's investments in its 50%-owned joint ventures, Louisiana Riverboat Gaming Partnership (LRGP) and LRG Hotels, LLC and LRGP's 50%-owned joint venture, St. Charles Gaming Company, Inc. (SCGC) are accounted for using the equity method of accounting. Certain reclassifications have been made to the prior-year financial statements to conform to the 1996 presentation.

     The Company is engaged in the business of developing, owning, and operating riverboat and dockside casinos and related facilities. The Company commenced operations in Biloxi, Mississippi, and Vicksburg, Mississippi, on August 1, 1992 and August 9, 1993, respectively. LRGP and SCGC commenced operations in Bossier City, Louisiana and Lake Charles, Louisiana on May 20, 1994 and July 29, 1995, respectively.

     The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ from those estimates.


     Cash Equivalents and Concentrations of Cash

     The Company considers cash and all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash and cash equivalents are placed primarily with one high-credit-quality financial institution. At April 30, 1996, cash equivalents were invested in a short-term certificate of deposit and an overnight repurchase agreement. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

     Property and Equipment

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                YEARS
                                                ------

          Leasehold improvements..............  10--31
          Buildings and land improvements.....    25
          Riverboats and floating pavilions...    25
          Furniture, fixtures, and equipment..   5--10

     Interest capitalized during the years ended April 30, 1994, 1995 and 1996 totaled $773,000, $1,006,000 and $1,525,000, respectively. Depreciation expense for the years ended April 30, 1994, 1995 and 1996, totaled $5,134,000, $8,632,000, and $11,788,000, respectively.

                             CASINO AMERICA, INC.

     Debt Acquisition Costs

     The costs of issuing long-term debt have been capitalized and are being amortized using the bonds outstanding method.

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended April 30, 1994, 1995 and 1996 totaled $6,373,000, $5,665,000 and
$7,085,000, respectively.

     Berthing, Concession, and Leasehold Rights

     Berthing, concession, and leasehold rights are recorded at cost and are being amortized over approximately 20 years using the straight-line method.

     Revenue and Promotional Allowances

     Casino revenue is the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive electronic gaming device jackpots.

     Revenue does not include the retail amount of food, beverage, and other items provided gratuitously to customers, which totaled $10,169,000, $9,987,000, and $13,797,000 for the years ended April 30, 1994, 1995 and 1996, respectively. The estimated cost of providing such complimentary services, which is included in casino expense, was $8,234,000, $7,960,000, and $11,608,000 for the years ended April 30, 1994, 1995 and 1996, respectively.

     Preopening Expenses

     Preopening expenses, which consist principally of payroll and marketing costs, are expensed as incurred.

     Net Income per Common Share

     Net income per common and common equivalent share is based on the weighted-average number of common shares outstanding during the period plus, in periods in which they have a dilative effect, the effect of common shares contingently issuable upon the exercise of warrants and stock options.

     Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

                             CASINO AMERICA, INC.

     Impairment of Long-Lived Assets

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in fiscal 1997 and, based on current circumstances, does not believe the adoption will have a material effect on the Company's financial statements.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              APRIL 30
                                                     --------------------------
                                                         1995          1996
                                                     ------------  ------------
            Property and equipment:
               Land and land improvements..........  $ 18,687,000  $ 25,485,000
               Leasehold improvements..............     5,368,000    50,130,000
               Buildings and improvements..........     5,203,000     6,099,000
               Riverboats and floating pavilions...    51,020,000    33,591,000
               Furniture, fixtures, and equipment..    35,211,000    35,835,000
               Construction in progress............    33,082,000       375,000
                                                     ------------  ------------
                                                      148,571,000   151,515,000
               Less: Accumulated depreciation......    15,086,000    22,209,000
                                                     ------------  ------------
                                                     $133,485,000  $129,306,000
                                                     ============  ============

                             CASINO AMERICA, INC.

3.   LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                                             APRIL 30
                                                                                    --------------------------
                                                                                        1995          1996
                                                                                    ------------  ------------
11 1/2% first mortgage notes, less unamortized discount of $1,885,000 and
   $1,727,000, respectively, due November 2001....................................
Variable rate note (10.25% at April 30, 1996), due in monthly installments of
   $188,000, including interest, with the remaining principal and interest due
   October 2000...................................................................    15,000,000    14,670,000
8% note payable, due in monthly installments of $83,334, including interest,
   through July 2002..............................................................     5,488,000     4,906,000
12% note payable, principal due in annual installments of $1,812,500 and
   $3,625,000 through November 1996...............................................     5,438,000     3,625,000
9/1//4% note payable to bank, due in monthly installments of $172,333, including
   interest, through February 1997................................................     3,479,000     1,664,000
8% note payable due in monthly installments of $11,365, including interest,
   commencing December 1995 through December 2015.................................     1,470,000     1,347,000
Variable rate note (9.25% at April 30, 1996), due in monthly installments ranging from $11,458 to $34,722, including interest, with the remaining
   principal and interest due June 2000...........................................            --     4,861,000
9/1//4% note payable, due in monthly installments ranging from $46,045 to
   $97,595, including interest, through October 1999..............................            --     3,354,000
Other.............................................................................     4,867,000     2,078,000
                                                                                    ------------  ------------
                                                                                     138,857,000   139,778,000
Less: Current maturities..........................................................     6,793,000     8,884,000
                                                                                    ------------  ------------
Long-term debt....................................................................  $132,064,000  $130,894,000
                                                                                    ============  ============

     In November 1993, the Company issued 105,000 units, consisting of $1,000 principal amount of 11 1/2% First Mortgage Notes due 2001 (the "First Mortgage Notes" ) and 3.263 warrants (the Warrants) to purchase 1.5 shares of common stock per warrant at an exercise price of $16 per share. The First Mortgage Notes and the Warrants are separately transferable. Interest on the First Mortgage Notes is payable semiannually on each May 15 and November 15 through maturity.

     The First Mortgage Notes are redeemable at the option of the Company, in whole or in part, at any time after November 15, 1997, at the redemption prices set forth in the indenture, plus accrued interest. The Company is required to redeem, at par plus accrued interest, 20% of the original aggregate principal amount of the First Mortgage Notes in November 1999 and November 2000.

     The First Mortgage Notes restrict, among other things: (i) the incurrence of additional debt, except under certain circumstances including meeting certain pro forma coverage tests; (ii) the payment of dividends on and redemptions of capital stock; (iii) the businesses in which the Company may engage; (iv) the use of proceeds from the sale of assets; (v) transactions with affiliates; (vi) the creation of liens; and (vii) sale and leaseback transactions. At April 30, 1995 and 1996, no dividends were permitted to be paid under these restrictions.

                             CASINO AMERICA, INC.

     The Company has $3,500,000 available in bank lines of credit. As of April 30, 1996, the Company had no outstanding balances under these lines of credit.

     Substantially all of the Company's assets are pledged as collateral for long-term debt.

     The aggregate principal payments due on a total long-term debt over the next five years and thereafter are as follows:


                   Year ending April 30:
                         1997........  $  8,884,000
                         1998........     2,952,000
                         1999........     3,048,000
                         2000........    27,398,000
                         2001........    22,655,000
                         Thereafter..    74,841,000
                                       ------------
                                       $139,778,000
                                       ============

     The fair value of the 11 1/2% First Mortgage Notes, estimated based on quoted market prices, was approximately $106,265,000 and $106,773,000 as of April 30, 1995 and 1996, respectively. The carrying value of the Company's other short- and long-term obligations approximates fair value at April 30, 1996.

4.   LEASE COMMITMENTS

     The Company has an agreement with the Biloxi Port Commission which provides the Company with certain docking rights. This agreement expires July 1999, with eight renewal options of five years each. Annual rentals are the greater of $500,000 or 1% of gross monthly gaming revenue, as defined. Annual rent during each renewal term is adjusted for increases in the Consumer Price Index, limited to 6% for each renewal period.

     In addition, the Company leases certain land, buildings, and other improvements from the City of Biloxi under a lease and concession agreement. This agreement expires on July 1999, with options to renew for seven additional terms of five years each. Annual rent is $500,000 plus 3% of gross gaming revenue, as defined, in excess of $25,000,000. Annual rent during each renewal term is adjusted for increases in the Consumer Price Index, limited to 6% for each renewal period. This agreement also allows rent credits to be amortized over the initial term of the lease, for costs and expenses incurred by the Company for construction of certain improvements to the leased assets. Such rent credits, net of accumulated amortization, are included in prepaid expenses in the consolidated balance sheet.

     In April 1994, the Company entered an Addendum to the lease with the City of Biloxi, which requires the Company to pay 4% of gross non-gaming revenues received as defined, net of sales tax, comps and discounts. Additional rent will be due to the City of Biloxi for the amount of any increase from and after January 1, 2016 in the rent due to the State Institutions of Higher Learning under a lease between the City of Biloxi and the State Institutions of Higher Learning (the "IHL Lease") and for any increases in certain tidelands leases between the City of Biloxi and the State of Mississippi.

                             CASINO AMERICA, INC.

     In April 1994, in connection with the construction of a hotel, the Company entered a lease for additional land. The Company first acquired the leasehold interest of Sea Harvest, Inc., the original lessee, for consideration of $8,000 per month for a period of ten years. The Company's lease is with the City of Biloxi, Mississippi, for an initial term of 25 years, with options to renew for six additional terms of 10 years each and a final option period with a termination date commensurate with the termination date of the IHL Lease, but in no event later than December 31, 2085. Annual rent (which includes payments to be made pursuant to the purchase of a related leasehold interest) is $404,000, plus 4% of gross non-gaming revenue, as defined. The annual rent is adjusted after each five-year period based on increases in the Consumer Price Index, limited to a 10% increase in any five-year period. The annual rent will increase 10 years after the commencement of payments pursuant to a termination of lease and settlement agreement to an amount equal to the sum of annual rent had it been $500,000 annually plus adjustments thereto based on the Consumer Price Index.

     In February 1995, in conjunction with its planned Colorado operation, the Company entered into a lease agreement for the use of land. The lease has an initial term of 25 years, with options to renew for seven additional terms of 10 years each. The base rent is $250,000 per year increased by $10,000 each year until the annual rent is $300,000. After seven years, and every two years thereafter, the annual rent is adjusted based on increases in the Consumer Price Index, limited to a 4% increase in any two-year period.

     Minimum rental obligations under all noncancelable operating leases with terms of one year or more as of April 30, 1996, are as follows:

                     Year ending April 30:
                         1997........  $ 2,799,000
                         1998........    2,458,000
                         1999........    2,394,000
                         2000........    1,477,000
                         2001........      895,000
                         Thereafter..   14,950,000
                                       -----------
                                       $24,973,000
                                       ===========

     Rent expense for operating leases was approximately $3,857,000, $3,085,000, and $4,076,000 for the years ended April 30, 1994, 1995 and 1996, respectively. Such amounts include contingent rentals of $1,619,000, $833,000, and $1,288,000 for the years ended April 30, 1994, 1995 and 1996, respectively.

                             CASINO AMERICA, INC.

5.   RELATED PARTY TRANSACTIONS

     During November 1993, in connection with two capital lease agreements with certain related parties, the Company exercised a bargain purchase option and purchased the equipment for approximately $17,161,000.

     During the year ended April 30, 1994, the Company issued $3,000,000 of 10% promissory notes to several directors of the Company which were repaid with the proceeds of the First Mortgage Notes.

     During the years ended April 30, 1994, 1995 and 1996, the Company incurred construction costs of approximately $8,093,000, $3,501,000 and $2,391,000, respectively, which were paid to related parties. As of April 30, 1996, there were no outstanding amounts owed to related parties for construction services.

     During 1995, the Company entered into a lease agreement for a tugboat with a related party. The agreement provides for monthly rental payments that range from $3,781 to $7,500. The Company has a purchase option on the vessel which is exercisable at any time during the 10-year term of the lease, at a price equal to the unamortized balance of the $450,000 original cost of the vessel at the time of exercise of the purchase option.

     During the year ended April 30, 1996, the Company repaid $1,556,000 in loans and interest payable to the Chairman and Chief Executive Officer and a related party.

     The Company provides management services to LRGP and SCGC pursuant to respective management agreements. Management fees for these services are based upon a percentage of LRGP's and SCGC's revenue and operating income, as defined in the management agreements. The revenue under the management agreements is reflected as management fee--joint ventures in the accompanying consolidated income statements.

     The note receivable in the accompanying consolidated balance sheets bears interest at 11 1/2% and is due from SCGC. The note is due three days after certain debt of SCGC is repaid.

                             CASINO AMERICA, INC.

6.   INCOME TAXES

     Income tax expense (benefit) consist of the following:

                                    YEAR ENDED APRIL 30
                          ---------------------------------------
                             1994          1995          1996
                          -----------  ------------  ------------
Current:
   Federal..............  $ 9,548,000  $ 4,501,000   $ 3,976,000
   State................      232,000    1,940,000     1,612,000
                          -----------  -----------   -----------
                            9,780,000    6,441,000     5,588,000
Deferred:
   Federal..............    1,422,000    5,599,000    (1,561,000)
   State................           --      (55,000)      121,000)
                          -----------  -----------
                            1,422,000    5,544,000    (1,440,000)
                          -----------  -----------   -----------
                          $11,202,000  $11,985,000   $ 4,148,000
                          ===========  ===========   ===========

     A reconciliation of income tax expense to the statutory corporate federal tax rate of 35% is as follows:

                                                           YEAR ENDED APRIL 30
                                                   ------------------------------------
                                                      1994         1995         1996
                                                   -----------  -----------  ----------
            Statutory tax expense................  $11,044,000  $10,519,000  $1,996,000
            Effects of:
               State taxes.......................      151,000    1,225,000   1,048,000
               Adjustment to prior years' taxes..           --           --     720,000
               Other--Net........................        7,000      241,000     384,000
                                                   -----------  -----------  ----------
                                                   $11,202,000  $11,985,000  $4,148,000
                                                   ===========  ===========  ==========


                             CASINO AMERICA, INC.

     Significant components of the Company's net deferred income tax liability are as follows:

                                                             YEAR ENDED APRIL 30
                                                          --------------------------
                                                              1995          1996
                                                          ------------  ------------
            Deferred tax liabilities:
               Property and equipment...................  $ 8,143,000   $12,866,000
               LRGP.....................................    2,399,000       940,000
               Other....................................       92,000        59,000
                                                          -----------   -----------
            Total deferred tax liabilities..............   10,634,000    13,865,000
            Deferred tax assets:
               Dividends................................      920,000       680,000
               Write-down of assets held for sale.......           --     3,240,000
               Preopening costs.........................    2,016,000     1,500,000
               Accrued expenses.........................      819,000     1,600,000
               Alternative minimum tax credit...........           --     1,186,000
               Other....................................      361,000       341,000
                                                          -----------   -----------
            Total deferred tax assets...................    4,116,000     8,547,000
            Valuation allowance on deferred tax assets..     (920,000)     (680,000)
                                                          -----------   -----------
            Net deferred tax asset......................    3,196,000     7,867,000
                                                          -----------   -----------
            Net deferred tax liability..................  $ 7,438,000   $ 5,998,000
                                                          ===========   ===========

     At April 30, 1996, the Company's alternative minimum tax credit can be carried forward indefinitely to reduce future regular tax liabilities.

                             CASINO AMERICA, INC.

7.   COMMON STOCK

     Under the Company's 1992 and 1993 Stock Option Plans, as amended, a maximum of 958,750 and 875,000 options, respectively, may be granted to directors, officers, and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 25%, commencing one year after the date of grant.

     Stock options outstanding are as follows:

                                                             OPTIONS    EXERCISE PRICE
                                                            ---------   --------------

   Outstanding options at April 30, 1995...............     1,327,599   $  .89--18.00

   Options granted.....................................       493,375     5.69-- 6.25
   Options exercised...................................      (145,218)     .89--13.33
   Options canceled....................................      (157,568)     .89--17.75
                                                            ---------   -------------
   Outstanding options at April 30, 1996...............     1,518,188   $  .89--18.00
                                                            =========   =============

     At April 30, 1996, 543,251 options are exercisable at prices ranging from $.89 to $18.00.
     In addition, the Company has the following outstanding warrants:

                                                                             NUMBER OF
                                                                       --------------------     EXERCISE
DATE ISSUED                                         EXPIRATION DATE    WARRANTS     SHARES        PRICE
                                                    -----------------  ---------   --------     -------
February 1993.....................................  October 31, 1997     900,000    900,000      $ 5.33

November 1993.....................................  November 15, 1996    342,615    513,923       16.00
June 1995.........................................  June 9, 2001               1    416,667       12.00

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

     The Company's board of directors has authorized the offering (the "Offering"), on a pro rata basis, of rights to purchase shares of the Company's common stock at a price of $5.875 per share at a ratio of approximately one share for every four shares owned to its shareholders of record on March 15, 1996. The primary purpose of the Offering is to ensure that all shareholders have the same opportunity to purchase shares of the Company's common stock as has been afforded to the Chairman and Chief Executive Officer of the Company and his family.

                             CASINO AMERICA, INC.

8.   ACQUISITION OF POMPANO PARK

     On June 30, 1995, the Company acquired 100% of Pompano Park ("Pompano Park"), a harness racing track located in Pompano, Florida, for approximately $8,000,000. The acquisition was accounted for as a purchase, and the results of operations of Pompano Park have been included in the consolidated income statement from the date of acquisition. Pro forma operating results giving effect to the Pompano Park acquisition have not been provided because the pro forma effect of the acquisition was not material to the operating results of the Company. If casino gaming is legally permitted in Florida at the Pompano Park site by June 30, 2001, the Company is required to pay additional consideration to the seller amounting to $25,000,000 plus 5% of net gaming win, as defined. The probability of the Company paying such additional consideration is remote; however, if such payments are made in the future, they would be accounted for as additional purchase price and allocated to goodwill. Such goodwill will be amortized over a period to be determined at date of payment not to exceed 40 years.

9.   ONE-TIME CHARGE

     During January 1996, the Company recorded an $11,798,000 pretax one-time charge. The components of the one-time charge include $9,257,000 related to the write-down of two riverboats, a barge and certain gaming equipment all of which were reclassified during the quarter as being held for sale, $1,991,000 related to costs associated with the recent change in executive management and $550,000 related to costs associated with certain abandoned projects. The write-down relates to two riverboats which are currently not being used in operations and have been placed for sale. Each riverboat was written down to a carrying value of approximately $5,000,000 based upon a recent purchase/lease option agreement on one riverboat and a recent oral purchase offer received by the Company. The amount of such offer and purchase/lease option range from $5,000,000 to $6,000,000. The Company currently does not expect to take further write-downs relating to these riverboats.

                             CASINO AMERICA, INC.

10.  INVESTMENT IN LRGP

     Summarized results of operations of LRGP are as follows:

                                                 YEAR ENDED APRIL 30
                                     ------------------------------------------
                                           1994          1995          1996
                                       ------------  ------------  ------------
            Total revenue............  $        --   $147,012,000  $150,846,000
            Operating income (loss)..   (3,625,000)    44,097,000    38,381,000
            Net income (loss)........   (3,775,000)    40,162,000    34,453,000

     Summarized balance sheet information for LRGP is as follows:

                                                                     APRIL 30
                                                             -------------------------
                                                                1995          1996
                                                             -----------  ------------
            Current assets.................................  $ 6,549,000  $  6,950,000
            Property and equipment, net....................   52,727,000    49,204,000
            Investment in and advances to affiliates.......    4,289,000    67,832,000
            Other assets...................................      507,000       335,000
                                                             -----------  ------------
                  Total assets.............................  $64,072,000  $124,321,000
                                                             ===========  ============

          Current liabilities:
               Note payable to the Company.................  $ 2,300,000  $         --
               Other.......................................   17,130,000    27,834,000
            Long-term debt, less current maturities........    8,514,000    27,500,000
            Partners' capital..............................   36,128,000    68,987,000
                                                             -----------  ------------
                  Total liabilities and partners' capital..  $64,072,000  $124,321,000
                                                             ===========  ============

     At April 30, 1996, the Company's retained earnings includes approximately $20,627,000 of undistributed earnings of LRGP. Certain debt covenants restrict LRGP from making dividend payments to the Company.

     On June 9, 1995, LRGP acquired a 50% interest in SCGC, which operates a riverboat casino in Lake Charles, Louisiana, for $1,000,000 cash and a $20,000,000 note payable to the seller, The note bears interest at 11 1/2% and requires equal quarterly principal payments commencing June 1996 through June 2000 with interest payable monthly. Additionally, the Company has issued a warrant that allows the seller to convert 50% of the outstanding principal balance of the note payable (up to a maximum of $5,000,000) into 416,667 shares of common stock of the Company at $12 per share. The difference between the carrying amount of the investment and LRGP's equity in SCGC's net assets is being amortized on a straight-line basis over 25 years. The purchase agreement obligates LRGP to provide loans or a financing source to SCGC for all expenses and development costs of the Lake Charles riverboat casino up to a maximum of $45,000,000. As of April 30, 1996, advances to SCGC totaled approximately $41,702,000.

                             CASINO AMERICA, INC.

Summarized results of operations of SCGC from the date of acquisition to April 30, 1996 are as follows:

   Total ..........................................  $57,263,000
   Operating loss..................................     (643,000)
   Net loss........................................   (5,346,000)

Summarized balance sheet information for SCGC as of April 30, 1995 and 1996 is as follows:



                                                                                                           APRIL 30
                                                                                                   ----------------------------
                                                                                                      1995          1996
                                                                                                   --------------   -----------
            Current assets..........................................................................  $ 1,125,000   $ 7,142,000
            Property and equipment, net.............................................................   24,399,000    69,919,000
            Other assets............................................................................    9,442,000    10,126,000
                                                                                                      -----------   -----------
                  Total assets......................................................................  $34,966,000   $87,187,000
                                                                                                      ===========   ===========
            Current liabilities:
               Advances from and notes payable to related parties...................................  $ 9,856,000   $48,787,000
               Other................................................................................   26,190,000    44,357,000
            Long-term debt, less current maturities.................................................    2,266,000       637,000
            Partners' deficit.......................................................................   (3,346,000)   (6,594,000)
                                                                                                      -----------   -----------
                  Total liabilities and partners' deficit...........................................  $34,966,000   $87,187,000
                                                                                                      ===========   ===========

11.  EMPLOYEE BENEFIT PLAN

     The Company has a defined-contribution, profit-sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company's contribution expense related to this plan was approximately $220,000, $203,000, and $328,000 for the years ended April 30, 1994, 1995, and 1996, respectively. The Company's contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

12.  LITIGATION

     The Company has been named, along with two gaming equipment suppliers, 41 of the country's largest gaming operators, and four gaming distributors (the "Gaming Industry Defendants") in a consolidated class action lawsuit pending in Las Vegas, Nevada. The suits alleges that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The actions are in the early stages of discovery and preliminary motions. The Company is unable at this time to determine what effect, if any, the suit would have on its financial position or results of operations.

     The Company is engaged in various matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not likely to be material to the Company's consolidated financial position or results of operations.

                             CASINO AMERICA, INC.

13.  SUBSEQUENT EVENTS

     Purchase of GPRI and SCGC

     On May 3, 1996, the Company purchased all of the outstanding shares of common stock of Grand Palais Riverboat, Inc. (GPRI) in a bankruptcy proceeding. Pursuant to the Plan of Reorganization adopted in such bankruptcy proceeding, the Company purchased 100% of the shares of the reorganized GPRI, which at the time of closing owned the Grand Palais Riverboat, gaming equipment, certain other furniture, fixtures and equipment, all necessary gaming licenses issued by the State of Louisiana, and other permits and authorizations. The Company intends to operate the Grand Palais vessel as part of a two-riverboat operation with SCGC. The aggregate consideration paid by the Company in connection with the GPRI acquisition was approximately $62.4 million, consisting of $8.4 million in cash, approximately $37.9 million in promissory notes and assumed indebtedness. The Company also issued 2,250,000 shares of its common stock, and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $10 per share, to GPRI's former secured debt holders.

     At the time of the GPRI acquisition, the Company also purchased the remaining 50% interest in SCGC not already owned by LRGP, in exchange for 1,850,000 shares of the Company's common stock and a five-year warrant. The warrant allows the seller to convert its note payable to LRGP (up to a maximum of $5,000,000) to 416,667 shares of common stock of the Company at an exercise price of $12 per share. The purchase agreement also provides for the restructuring of certain indebtedness owed to the seller.

14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      1995
                                               ---------------------------------------------------
                                                 JULY 31    OCTOBER 31    JANUARY 31    APRIL 30
                                               -----------  -----------  ------------  -----------
Revenue......................................  $33,616,000  $32,017,000  $30,143,000   $31,761,000
Operating income.............................    6,073,000    4,945,000    5,001,000     4,177,000
Net income...................................    3,908,000    4,685,000    4,772,000     4,704,000
Net income per common and common equivalent
       share.................................         0.25         0.30         0.31          0.30

                                                                      1996
                                               ---------------------------------------------------
                                                 JULY 31    OCTOBER 31   JANUARY 31     APRIL 30
                                               -----------  -----------  -----------   -----------
Revenue......................................  $32,418,000  $35,691,000  $43,418,000   $46,436,000
Operating income (loss)......................    2,367,000    2,128,000   (7,315,000)    6,013,000
Net income (loss)............................    2,334,000    2,044,000   (6,547,000)    3,724,000
Net income (loss) per common and common
       equivalent share......................         0.15         0.13        (0.44)         0.23

     The fourth quarter of 1996 was adversely affected by interest expense totaling $400,000 that had been capitalized in the second quarter of 1996 and a $720,000 adjustment to prior years' taxes.

                        REPORT OF INDEPENDENT AUDITORS

     The Executive Management Committee
     Louisiana Riverboat Gaming Partnership

     We have audited the accompanying balance sheets of Louisiana Riverboat Gaming Partnership (the Partnership) as of April 30, 1995 and 1996, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisiana Riverboat Gaming Partnership at April 30, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

                                       Ernst & Young LLP

New Orleans, Louisiana
May 22, 1996

                     LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                                 BALANCE SHEETS

                                                           APRIL 30
                                                  -------------------------
                    ASSETS                            1995         1996
- ----------------------------------------------    -----------  ------------
Current assets:
    Cash and cash equivalents................     $ 5,627,656  $  6,053,634
    Accounts receivable......................         218,784       226,264
    Prepaid expenses.........................         702,204       670,491
                                                  -----------  ------------
             Total current assets............       6,548,644     6,950,389

Property and equipment:
    Land.....................................       3,788,742     3,811,845
    Pavilion.................................      23,176,694    23,194,612
    Riverboat................................      17,391,154    17,534,400
    Furniture, fixtures, and equipment.......      12,338,308    12,805,529
                                                  -----------  ------------
                                                   56,694,898    57,346,386
    Less accumulated depreciation............       3,967,576     8,142,479
                                                  -----------  ------------
                                                   52,727,322    49,203,907

Investments in and advances to joint venture        2,515,574    61,961,132

Other assets:
    Advances to affiliate....................       1,773,813     5,871,128
    Debt acquisition costs...................          20,670         6,079
    Deposits and other.......................         486,141       329,141
                                                  -----------  ------------
                                                    2,280,624     6,206,348
                                                  -----------  ------------
             Total assets....................     $64,072,164  $124,321,776
                                                  ===========  ============

                            See accompanying notes.

                      LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                                 BALANCE SHEETS

                                                                  APRIL 30
                                                         -------------------------
           LIABILITIES AND PARTNERS' CAPITAL                 1995         1996
- -------------------------------------------------------  -----------  ------------
Current liabilities:
    Revolving line of credit...........................  $ 2,000,000  $         --

    Current maturities:
           Notes payable...............................    4,497,568    17,252,266
           Mortgage note payable to related party......    2,300,000            --
    Accounts payable:
           Trade.......................................    2,971,708     2,917,329
           Related parties.............................    1,667,158        53,418
    Accrued liabilities:
           Interest....................................        1,000       691,778
           Payroll and payroll related.................    3,056,625     2,751,138
           Taxes.......................................    1,516,872       976,093
           Progressive jackpots and slot club awards...      949,565     1,992,549
           Other.......................................      469,130     1,199,348
                                                         -----------  ------------
              Total current liabilities................   19,429,626    27,833,919

Long-term notes payable, less current maturities.......    8,514,618    27,500,000

Partners' capital......................................   36,127,920    68,987,857
                                                         -----------  ------------
              Total liabilities and partners' capital    $64,072,164  $124,321,776
                                                         ===========  ============

                            See accompanying notes.

                     LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED APRIL 30
                                                   ----------------------------------------
                                                      1994           1995           1996
                                                  ------------  -------------  -------------
Revenue:
    Casino.....................................   $         --   $142,265,343   $145,603,545
    Food and beverage..........................             --      4,524,276      4,882,843
    Other......................................             --        222,243        359,798
                                                   -----------        -------        -------
        Total revenue..........................             --    147,011,862    150,846,186
Operating expenses:
    Casino.....................................             --     30,484,595     32,753,896
    Gaming taxes...............................             --     32,097,530     33,334,435
    Food and beverage..........................             --      3,636,962      4,140,214
    Marine and facilities......................             --      5,228,605      5,752,466
    Marketing and administrative...............             --     14,036,536     22,716,817
    Management fee--related party..............             --      4,613,078      4,708,995
    Depreciation and amortization..............        108,710      5,779,627      4,950,683
    Other......................................             --      3,834,474      4,107,583
    Preopening expenses........................      3,515,904      3,203,641             --
                                                     ---------      ---------   ------------
        Total operating expenses...............      3,624,614    102,915,048    112,465,089
Operating income (loss)........................     (3,624,614)    44,096,814     38,381,097

Interest income (expense), net:
    Related parties............................       (150,154)    (2,686,067)     1,355,432
    Other......................................             --     (1,248,687)    (2,625,469)
                                                   -----------     ----------     ----------
                                                      (150,154)    (3,934,754)    (1,270,037)

Equity in loss of unconsolidated joint venture              --             --     (2,657,648)
                                                   -----------   ------------     ----------
Net income (loss)..............................    $(3,774,768)  $ 40,162,060   $ 34,453,412
                                                   ===========   ============   ============

                            See accompanying notes.

                     LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                     LOUISIANA
                                                     RIVERSITE
                                                    DEVELOPMENT,
                                      CSNO, INC.        INC.          TOTAL
                                     ------------  -------------  ------------
Partners' deficit, April 30, 1993    $  (129,686)   $  (129,686)  $  (259,372)
    Net loss.....................     (1,887,384)    (1,887,384)   (3,774,768)
                                     -----------    -----------   -----------
Partners' deficit, April 30, 1994     (2,017,070)    (2,017,070)   (4,034,140)
    Net income...................     20,081,030     20,081,030    40,162,060
                                     -----------    -----------   -----------
Partners' capital, April 30, 1995     18,063,960     18,063,960    36,127,920
    Net income...................     17,226,706     17,226,706    34,453,412
    Distributions................       (818,475)      (775,000)   (1,593,475)
                                     -----------    -----------   -----------
Partners' capital, April 30, 1996    $34,472,191    $34,515,666   $68,987,857
                                     ===========    ===========   ===========

                            See accompanying notes.

                      LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED APRIL 30
                                                                   -------------------------------------------
                                                                       1994           1995           1996
                                                                   -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..............................................    $ (3,774,768)  $ 40,162,060   $ 34,453,412
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization..............................         108,710      5,779,627      4,950,683
    Equity in loss of unconsolidated joint venture.............              --             --      2,657,648
    Changes in operating assets and liabilities:
        Accounts receivable....................................          (3,150)      (225,317)        (7,480)
        Inventories............................................         (31,300)      (217,034)        27,980
        Prepaid expenses.......................................        (262,281)      (191,589)         3,733
        Deposits and other.....................................         250,000       (486,141)       157,000
        Accounts payable--trade................................       1,663,530      1,291,541        (54,379)
        Accounts payable--related parties......................              --      1,667,158     (1,613,740)
        Accrued liabilities....................................       1,277,821      4,715,371      1,617,714
                                                                   ------------   ------------   ------------
Net cash provided by (used in) operating activities............        (771,438)    52,495,676     42,192,571
CASH FLOWS FROM INVESTING ACTIVITIES
Net advances to affiliates.....................................        (360,401)    (1,401,729)    (4,097,315)
Investment in and net advances to joint venture................              --     (2,515,574)   (42,864,395)
Purchases of property and equipment............................     (29,604,637)   (20,528,638)      (651,488)
                                                                   ------------   ------------   ------------
Net cash used in investing activities..........................     (29,965,038)   (24,445,941)   (47,613,198)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) of revolving line of credit..........              --      2,000,000     (2,000,000)
Proceeds from notes payable....................................       3,572,000     16,098,930     24,878,688
Payments on notes payable......................................      (3,572,000)    (9,185,674)   (13,138,608)
Proceeds from mortgage note payable............................      32,681,060     10,580,000             --
Payments on mortgage note payable..............................      (1,316,000)   (42,514,737)    (2,300,000)
Debt acquisition cost..........................................              --        (29,182)            --
Partner distributions..........................................              --             --     (1,593,475)
                                                                   ------------   ------------   ------------
Net cash provided by (used in) financing activities............      31,365,060    (23,050,663)     5,846,605
                                                                   ------------   ------------   ------------
Net increase in cash and cash equivalents......................         628,584      4,999,072       425,9780
Cash and cash equivalents:
    Beginning of year..........................................              --        628,584      5,627,656
                                                                   ------------   ------------   ------------
    End of year................................................    $    628,584   $  5,627,656   $  6,053,634
                                                                   ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Investment in joint venture through note payable...............    $         --   $         --   $ 20,000,000
                                                                   ============   ============   ============
Purchases of property and equipment through accounts payable
  and notes payable............................................    $ 14,438,867   $         --   $         --
                                                                   ============   ============   ============
Debt acquisition costs funded by mortgage note payable.........    $  1,912,250   $         --   $         --
                                                                   ============   ============   ============
Cash payments for interest, net of amounts capitalized.........    $         --   $  5,220,775   $  4,074,402
                                                                   ============   ============   ============

                            See accompanying notes.

                    LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                APRIL 30, 1996


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation and Nature of Business

     Louisiana Riverboat Gaming Partnership (the Partnership), a Louisiana partnership formed January 4, 1993, is 50% owned by Louisiana Riversite Development, Inc., a wholly owned subsidiary of Louisiana Downs, Inc., and 50% owned by CSNO, Inc., a wholly owned subsidiary of Casino America, Inc. (Casino America). The Partnership is engaged in the business of operating dockside casinos and related facilities. The Partnership commenced gaming operations on May 20, 1994, operating as the Isle of Capri Casino in Bossier City, Louisiana. As further discussed in Note 2, in June 1995, the Partnership purchased a 50% interest in St. Charles Gaming Company, Inc. (SCGC), which owns and operates the Isle of Capri-Lake Charles in Lake Charles, Louisiana. This investment is accounted for using the equity method of accounting with the difference between the carrying amount of the investment and SCGC's equity in net assets amortized using the straight-line method over 25 years. At April 30, 1996, accumulated amortization was approximately $761,000. The recoverability of these costs is assessed annually to determine if such costs should be completely or partially written off or the amortization period accelerated. This riverboat casino commenced operations in Lake Charles on July 29, 1995.

     The Partnership and SCGC are managed by a wholly owned subsidiary (the Manager) of Casino America, Inc. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and in banks. The Partnership considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximates fair value. The Partnership deposits cash in an interest-bearing account with a financial institution. The account is collateralized by securities issued by the United States Government and other high-quality credit instruments.

   Property and Equipment

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

            Pavilion...............................     25 years
            Riverboat..............................     25 years
            Furniture, fixtures and equipment......      5 years

     The Partnership capitalized interest related to the construction of its Bossier City facilities totaling $847,000 during the year ended April 30, 1994. No interest was capitalized during 1995 and 1996.

                    LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                                APRIL 30, 1996
   Debt Acquisition Costs

     The Partnership defers debt acquisition costs and amortizes these costs using the straight-line method over the expected term of the related debt. At April 30, 1995 and 1996, accumulated amortization was approximately $1,920,761 and $1,935,400, respectively.


   Preopening Expenses

     Preopening expenses, which consist principally of payroll, marketing and local licensing fees, are expensed as incurred.


     Casino Revenue and Promotional Allowances

     Casino revenue is the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive electronic gaming device jackpots.

     Revenue does not include the retail amount of food, beverage and other items provided gratuitously to customers, which totaled approximately $8,816,000 in 1995 and $10,149,500 in 1996. The estimated cost of providing such complimentary services, which is included in casino expense, was approximately $7,299,000 in 1995 and $8,621,000 in 1996.

   Income Taxes

     No provision for income taxes has been made in the accompanying financial statements since any liability is that of the individual partners and not of the Partnership.


   Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense totaled $127,416 in 1994, $3,779,297 in 1995, and $4,627,200 in 1996.


   Reclassifications

     Certain amounts previously reported have been reclassified to conform to the presentation at April 30, 1996.


   Impairment of Long-Lived Assets

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement No. 121 in fiscal 1997 and, based on current circumstances, does not believe the adoption will have a material effect on the Partnership's financial statements.

                    LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                                APRIL 30, 1996

2. INVESTMENT IN AND ADVANCES TO JOINT VENTURE

     On June 9, 1995, the Partnership acquired a 50% interest in SCGC from Crown Casino (Crown) for $1,000,000 cash and a $20,000,000 note payable to Crown. Additionally, Casino America, Inc. has issued a warrant that allows Crown to convert 50% of the outstanding principal balance of the note payable (up to a maximum of $5,000,000) to common stock of Casino America, Inc. at $12 per share. Further, the purchase agreement obligates the Partnership to provide loans or a financing source to SCGC, for all expenses and development costs of the Lake Charles riverboat casino up to a maximum of $45,000,000. At April 30, 1996, the Partnership had advanced to SCGC approximately $2,516,000 and $41,702,000, respectively.

     These advances earn interest ranging from 9.75% to 12% and are included, along with the related accrued interest of approximately $12,000 in 1995 and $2,169,000 in 1996, in investment in and advances to joint venture in the accompanying balance sheet. See Note 3 for additional information regarding financing for SCGC.

     Condensed financial information for the joint venture as of April 30, 1996 and for the period from the date of acquisition is summarized below:

           Condensed financial information:
           Current assets.....................   $ 7,142,000
           Noncurrent assets..................   $80,045,000
           Current liabilities................   $93,144,000
           Noncurrent liabilities.............   $   637,000
           Total revenue......................   $57,263,000
           Operating loss.....................   $   643,000
           Net loss...........................   $ 5,346,000

     On May 3, 1996, Casino America purchased the stock of Grand Palais Riverboat Inc. (Grand Palais) and intends to operate the Grand Palais vessel as part of a two-riverboat operation with SCGC. In connection with the Grand Palais acquisition and pursuant to a stock purchase agreement dated January 19, 1996 between Casino America and Crown, Casino America purchased the remaining 50% interest in SCGC owned by Crown in exchange for 1,850,000 shares of Casino America common stock. In addition, Casino America issued another five-year warrant which allows Crown to convert its note payable to the Partnership (up to a maximum of $5,000,000) for 416,667 shares of Casino America common shares at $12 per share. Further the $20,000,000 note payable to Crown was restructured into two $10,000,000 notes payable.

                    LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                                APRIL 30, 1996
3. NOTES PAYABLE

Long-term notes payable consist of the following:

                                                                                            APRIL 30
                                                                                    ------------------------
                                                                                       1995         1996
                                                                                    -----------  -----------
Senior secured increasing rate notes (12.5% at April 30, 1996), interest payable
  monthly with principal due July 1996............................................  $        --  $ 8,378,687
11.5% note payable to Crown, interest due monthly with quarterly principal payments of $500,000 commencing June 1996 with any remaining balance due
  February 2002, collateralized by SCGC stock.....................................           --   10,000,000
11.5% note payable to Crown, interest payable monthly commencing May 1996,
  with principal due May 2001, collateralized by SCGC stock.......................           --   10,000,000
Note payable to bank, interest at prime plus 1% (9.25% at April 30, 1996) due in monthly principal payments of $625,000 commencing May 1996, collateralized
  by furniture, fixtures and equipment............................................           --   15,000,000
9.25% note payable, due in monthly installments of $279,675, including interest,
  through September 1996, collateralized by gaming equipment......................    4,440,757    1,373,579
Note payable......................................................................    8,571,429           --
                                                                                    -----------  -----------
                                                                                     13,012,186   44,752,266
Less current maturities...........................................................    4,497,568   17,252,266
                                                                                    -----------  -----------
Long-term notes payable...........................................................  $ 8,514,618  $27,500,000
                                                                                    ===========  ===========

     In 1995, the Partnership entered into a $15,000,000 credit agreement with a bank to be repaid in six monthly principal payments of $2,500,000 each commencing in February 1996. In February 1996, this credit agreement was amended to provide for the repayment of principal in 24 monthly payments of $625,000 each commencing in May 1996. This credit agreement contains various restrictive covenants, including certain financial covenants.

     In July 1995, the Partnership and SCGC entered into an agreement to issue $38,400,000 of senior secured increasing rate notes (0.25% every third month), due July 1996, primarily to pay for certain development costs and operating expenses of SCGC and pay certain debt obligations owed by the Partnership. The Partnership received proceeds of approximately $8,400,000 from the issuance of these notes to retire the note payable secured by a first preferred ship mortgage on the Partnership's riverboat. Under the terms of the agreement, the notes are due July 1996 but can be extended for two six-month periods at the option of the issuers if the notes are not in default. Additionally, the agreement provides if either the Partnership or SCGC is unable to pay its portion of the notes as they become due, the other issuer will pay the obligation upon demand. The agreement provides for contingent interest, payable commencing May 1996, based on the consolidated cash flow, as defined, of the Partnership and SCGC. The notes are collateralized by substantially all the assets of the Partnership and SCGC and include various restrictive covenants, including certain financial covenants, for both the Partnership and SCGC.

                    LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                                APRIL 30, 1996

     In 1995, the Partnership entered into a revolving credit agreement with a bank, whereby the bank committed to lend the Partnership up to $2,000,000 through October 1996. Amounts outstanding under the revolving line of credit bear interest, payable monthly, at the prime rate (average rate of 8.69% in 1996) and are secured by a continuing security interest in all funds on deposit or in certificates of deposit with the bank. Further, the credit agreement contains certain restrictive covenants, including certain financial covenants.

     Maturities of long-term debt after April 30, 1996 are $17,252,266 in 1997, $9,500,000 in 1998, $2,000,000 in 1999, $2,000,000 in 2000, $12,000,000 in 2001
and $2,000,000 thereafter.

     The carrying value of the Partnership's short and long-term obligations approximates fair value.


4. EMPLOYEE BENEFIT PLAN

     Partnership employees who have completed 12 consecutive months of employment and are at least 21 years of age may participate in the Casino America, Inc. 401(k) Plan (the "Plan"). The Partnership's contribution is based on a percentage of employee contributions and may include an additional discretionary amount. The Partnership's contribution expense related to the Plan was $16,784 in 1994, $188,075 in 1995 and $219,690 in 1996.

5. RELATED PARTY TRANSACTIONS

     Management services are provided to the Partnership pursuant to a management agreement with the Manager. Management fees for these services are based upon a percentage of revenue and operating income, as defined by the management agreement. Additionally, the Partnership pays certain expenses, primarily payroll, of the Manager. The Partnership incurred management fees of $4,613,078 in 1995 and $4,708,995 in 1996 and other expenses on behalf of the Manager of approximately $1,217,000 in 1995 and $1,726,000 in 1996. In 1994, the Partnership paid $250,000 in management fees, classified as preopening expense, in accordance with the terms of the management agreement.

     During 1994 and 1995, the Partnership made advances to LRG Hotels, LLC, a limited liability corporation owned by the partners for working capital, debt payments and payments under a noncompete agreement entered into with the former owner. The advances earn interest at 11.5%. These advances and related accrued interest are reflected as advances to affiliate in the accompanying balance sheets.

     The Partnership incurred construction costs and construction management fees, totaling approximately $21,000,000 through April 30, 1995, which were paid to an affiliated company of Louisiana Riversite Development, Inc. These expenditures are capitalized as property and equipment.

     During 1995, the Partnership advanced approximately $673,000 for expansion costs related to potential gaming jurisdictions in other states to an affiliated company of Louisiana Riversite Development, Inc. In 1996, these advances were recorded as distributions to CSNO, Inc. and Louisiana Riversite Development, Inc. in the amounts of approximately $343,000 and $300,000 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III
                                   --------

ITEM 10, "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," ITEM 11, "EXECUTIVE COMPENSATION," ITEM 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" have been omitted from this report and incorporated by reference into a definitive proxy statement to be filed with the Commission within 120 days after the end of the fiscal year covered by this report.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Documents Filed as Part of this Report.

          1.  Financial Statements.

              The following financial statements of the Company and Louisiana Riverboat Gaming Partnership and reports of independent auditors are included on pages 43 to 80 of this Form 10-K:

                       CASINO AMERICA, INC.

                       Report of Independent Auditors
                       Consolidated Balance Sheets - April 30, 1995 and 1996 Consolidated Statements of Income - Years ended April
                        30, 1994, 1995 and 1996
                       Consolidated Statements of Stockholders' Equity - Years
                        ended April 30, 1995, 1995 and 1996
                       Consolidated Statements of Cash Flows - Years ended
                        April 30, 1994, 1995 and 1996
                       Notes to Consolidated Financial Statements

                       LOUISIANA RIVERBOAT GAMING PARTNERSHIP

                       Report of Independent Auditors
                       Balance Sheets - April 30, 1995 and 1996
                       Statements of Operations - Years ended April 30, 1994,
                        1995 and 1996
                       Statements of Partners' Capital (Deficit) - Years ended
                        April 30, 1994, 1995 and 1996
                       Statements of Cash Flows - Years ended April 30, 1994,
                        1995 and 1996
                       Notes to Financial Statements

          2.  Financial Statements Schedules.

              None required or applicable.

          3.  Exhibits.

              A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

     (b) Reports on Form 8-K. No current reports on Form 8-K were filed during the fourth quarter ended April 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CASINO AMERICA, INC.



Dated:  July 29, 1996              By: /s/ Bernard Goldstein
                                      ------------------------------------------
                                       Bernard Goldstein, Chairman of the Board,
                                       Chief Executive Officer, and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July 29, 1996                  /s/ Bernard Goldstein
                                      ------------------------------------------
                                       Bernard Goldstein, Chairman of the Board,
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)


Dated:  July 29, 1996                  /s/ John M. Gallaway
                                      ------------------------------------------
                                      John M. Gallaway, President, Chief
                                      Operating Officer and Director


Dated:  July 29, 1996                  /s/ Rexford A. Yersley
                                      ------------------------------------------
                                      Rexford A. Yersley, Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)


Dated:  July 29, 1996                  /s/ Allan B. Solomon
                                      ------------------------------------------
                                      Allan B. Solomon, Executive Vice
                                      President, Secretary, General Counsel
                                      and Director


Dated:  July 29, 1996                  /s/ Robert S. Goldstein
                                      ------------------------------------------
                                      Robert S. Goldstein, Director


Dated:  July 29, 1996                  /s/ Martin Greenberg
                                      ------------------------------------------
                                      Martin Greenberg, Director


Dated:  July 29, 1996                  /s/ Emanuel Crystal
                                      ------------------------------------------
                                      Emanuel Crystal, Director

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             EXHIBIT
- -------                             -------
3.1           Certificate of Incorporation of Casino America, Inc., as
              amended.(5)

3.2           Bylaws of Casino America, Inc., as amended.(5)

4.1           Specimen Certificate of Common Stock.(2)

4.2           Warrant Agreement, dated as of November 1, 1993, between the
              Company and Shawmut Bank Connecticut, National Association, as
              Warrant Agent.(4)

4.3A          Specimen Warrant Agreement with respect to warrants to purchase
              900,000 shares of the Company's Common Stock.(3)

4.3B          Form of Warrant Agreement with respect to warrants to purchase
              500,000 shares of the Company's Common Stock

4.4A Warrant, dated June 9, 1995, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Casino America, Inc.(7)

4.4B Warrant, dated May 3, 1996, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Casino America, Inc.(8)

4.5           Indenture dated November 1, 1993 between the Company and Shawmut
              Bank Connecticut, National Association, as Trustee.(4)

4.5A First Supplemental Indenture dated as of April 29, 1994 between the Company and Shawmut Bank Connecticut, National Association, as
              Trustee.(4)

4.5B Second Supplemental Indenture dated as of March 8, 1995 between the Company and Shawmut Bank Connecticut, National Association, as
              Trustee.(7)

EXHIBIT
 NUMBER                             EXHIBIT
- -------                             -------
4.5C          Third Supplemental Indenture dated as of May 3, 1996 between the
              Company and Fleet National Bank, as Trustee.(8)

4.6 Casino America, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments defining the rights of holders of long term debt where the total amount of securities authorized thereunder does not exceed 10% of Casino America, Inc.'s total consolidated assets.

10.1 Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of
              Mississippi.(2)

10.2          Biloxi Waterfront Project Lease dated May 12, 1986 with Point
              Cadet Development Corporation.(2)

10.3          Addendum to Lease Agreement, dated August 1, 1992, between the
              City of Biloxi, Mississippi, Point Cadet Development Corporation, and Riverboat Corporation of Mississippi.(4)

10.3A         Second Addendum to Lease, dated April 9, 1994, by and between the
              City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of
              Mississippi.(4)

10.3B Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cadet Development
              Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi.(7)

10.4          Declaration of Shared Facilities Agreement for the Isle of Capri
              Casino and Hotel, Biloxi, Mississippi, dated as of April 26, 1995, made by Riverboat Corporation of Mississippi.(7)

10.5          Intercreditor Agreement, dated as of May 1, 1995, by and among The
              Peoples Bank, Shawmut Bank of Connecticut, N.A. and Riverboat
              Corporation of Mississippi.(7)

EXHIBIT
 NUMBER                             EXHIBIT
- -------                             -------
10.6          Agreement for Sale and Purchase by and between the Company and
              Pompano Park Associates, Limited Partnership, dated as of
              November 8, 1994.(7)

10.6A         Variable Gaming Adjustment Covenant made as of June 30, 1995 by
              PPI, Inc. in favor of Pompano Park Associates, Limited
              Partnership.(7)

*10.7         Casino America, Inc. 1992 Stock Option Plan.(1)

*10.8         Casino America, Inc. 1992 Stock Option Plan Amendment.(3)

*10.9         Casino America, Inc. 1993 Stock Option Plan, as amended.(7)

*10.10        Casino America, Inc. description of Employee Bonus Plan.(3)

10.11         Partnership Agreement dated January 4, 1993 of Louisiana Riverboat
              Gaming Partnership.(3)

10.11A        First Amendment to Partnership Agreement of Louisiana Riverboat
              Gaming Partnership dated August 31, 1993.(5)

10.11B        Second Amendment to Partnership Agreement of Louisiana Riverboat
              Gaming Partnership dated April 20, 1995.(7)

10.12         Management Agreement dated January 4, 1993 between Riverboat
              Services, Inc. and Louisiana Riverboat Gaming Partnership.(3)

10.13         Management Agreement dated as of March 2, 1995 between Riverboat
              Services, Inc. and St. Charles Gaming Company, Inc.(7)

*10.14        Casino America, Inc. Retirement Trust and Savings Plan.(3)

10.15         Deed of Trust, Leasehold Deed of Trust, Assignment of Rents,
              Fixture Filing, Security Agreement and Financing Statement, dated as of November 15, 1993, in a Principal

EXHIBIT
 NUMBER                             EXHIBIT
- -------                             -------
              Amount of $105,000,000 by Riverboat Corporation of Mississippi to
              J. Morton Matrick, as trustee for the benefit of Shawmut Bank
              Connecticut, National Association, as Indenture Trustee.(4)

10.15A        Deed of Trust, Leasehold Deed of Trust, Assignment of Rents,
              Fixture Filing, Security Agreement and Financing Statement, dated as of November 15, 1993, in a Principal Amount of $105,000,000 by Riverboat Corporation of Mississippi to J. Morton Matrick, as trustee for the benefit of Shawmut Bank Connecticut, National
              Association, as Indenture Trustee.(4)

10.16         Security Agreement, dated November 16, 1993, from Casino America,
              Inc. and The Collateral Grantors Party Thereto to Shawmut Bank
              Connecticut, National Association, as Trustee.(4)

10.17         First Preferred Fleet Mortgage, dated November 15, 1993, by
              Riverboat Corporation of Mississippi to Shawmut Bank Connecticut,
              National Association, as Trustee.(4)

10.18 Security Agreement Supplement No. 2, dated January 4, 1994, between the Company and Shawmut Bank Connecticut, National
              Association, as Trustee.(4)

10.19         First Amendment to First Preferred Fleet Mortgage, dated January
              6, 1994, by Riverboat Corporation of Mississippi to Shawmut Bank
              Connecticut, National Association, as Trustee.(4)

*10.20        Director's Option Plan.(6)

*10.21        Consulting Agreement between the Company and William C.
              Broadhurst.(6)

10.22 Biloxi Waterfront Project Lease dated April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of
              Mississippi.(4)

10.22A First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated April 26, 1995, by and between

EXHIBIT
 NUMBER                             EXHIBIT
- -------                             -------
              Riverboat Corporation of Mississippi and the City of Biloxi,
              Mississippi.(7)

10.23         Settlement Agreement, dated April 14, 1994, by and between the
              City of Biloxi, Mississippi, Point Cadet Development Corporation,
              Riverboat Corporation of Mississippi, the Company, Sea Harvest,
              Inc. and Wayne Hicks and Terryss Hicks.(4)

*10.24        Employment Agreement dated March 21, 1994 between the Company and
              Allan B. Solomon.(4)

*10.25        Agreement dated May 12, 1995 between the Company and Martin
              Greenberg.(7)

10.26         Management Agreement dated December 23, 1994 between Riverboat
              Corporation of Mississippi and Mississippi Innkeepers, Inc.(7)

10.27         Amended Stock Purchase Agreement dated as of June 2, 1995, among
              Crown Casino Corporation, St. Charles Gaming Company, Inc. and
              Louisiana Riverboat Gaming Partnership.(7)

10.28         Crowne Plaza Resort New Development License Agreement between
              Holiday Inns Franchising, Inc. and Riverboat Corporation of
              Mississippi, dated December 30, 1994.(7)

10.29         Security Agreement - Pledge dated as of June 9, 1995, between
              Louisiana Riverboat Gaming Partnership and Crown Casino
              Corporation.(7)

10.30 Shareholders Agreement, dated as of June 9, 1995 by and between Crown Casino Corporation and Louisiana Riverboat Gaming
              Partnership.(7)

EXHIBIT
 NUMBER                             EXHIBIT
- -------                             -------
10.31         Agreement of Lease between Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant, of certain land in Calcasieu Parish, Louisiana, dated March 24, 1995, and amended by Amendment to Lease, dated May 3, 1995, Second
              Amendment to Lease, dated May 16, 1995 and Third Amendment to
              Lease, dated June 6, 1995, along with related Memorandum of
              Lease.(7)

10.31A Agreement of Lease between Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant, of certain land in Calcasieu Parish, Louisiana, dated July 17, 1995, and amended by Amendment to Lease, dated July 17, 1995.(7)

10.32 Bareboat Charter Party Agreement dated as of March 20, 1995, between Riverboat Chartering Company, L.C., and Riverboat
              Corporation of Mississippi.(7)

10.33         Purchase Option Agreement, dated as of March 20, 1995, between
              Riverboat Chartering Company, L.C. and Riverboat Corporation of
              Mississippi.(7)

10.34         Guaranty Agreement, dated as of March 20, 1995, between Riverboat
              Chartering Company, L.C. and Riverboat Corporation of
              Mississippi.(7)

10.35         Development Agreement between St. Charles Gaming Company, Inc. and
              Calcasieu Parish Police Jury dated June 5, 1995.(7)

10.36         Note Purchase Agreement, dated as of July 20, 1995, by and among
              Louisiana Riverboat Gaming Partnership, St. Charles Gaming
              Company, Inc., Nomura Holding America Inc. and First National Bank of Commerce.(7)

10.37         Lease between Pompano Park Associates, Inc., as Lessor, and the
              Company, as lessee, dated as of July 1, 1995.(7)

10.38 Ground Lease with Option to Purchase, dated February 9, 1995, between Iron Dukes, Inc. and Isle of Capri Casino Colorado,
              Inc.(7)

EXHIBIT
 NUMBER                             EXHIBIT
- -------                             -------
10.39         Promissory Note dated June 29, 1995 by and between PPI, Inc. and
              Capital Bank.(9)

10.40         Florida Real Estate Mortgage, Assignment of Rents, and Security
              Agreement dated June 29, 1995 by and between PPI, Inc. and Capital
              Bank.(9)

*10.41        Employment Agreement dated December 11, 1995 between Casino
              America, Inc. and John M. Gallaway.(9)

*10.42        Employment Agreement dated December 11, 1995 between Casino
              America, Inc. and Allan B. Solomon.(9)

*10.43        Employment Agreement dated December 22, 1995 by and between Casino
              America, Inc. and Rexford A. Yeisley.(10)

10.44         Stock Purchase Agreement dated February 27, 1996 by and between
              Casino America, Inc., on the one hand, and Bernard Goldstein, Robert Goldstein, Richard Goldstein and Jeffrey Goldstein, on the other hand.(10)

10.45         Stock Purchase and Sale Agreement pursuant to a Plan of
              Reorganization dated December 29, 1995 between Casino America,
              Inc. and Grand Palais Riverboat, Inc. with exhibits.(10)

10.46 Form of Stock Purchase Agreement dated January 19, 1996 by and among Casino America, Inc. and Crown Casino Corporation, without exhibits.(10)

10.47         Purchase Agreement, dated July 2, 1996, by and between CSNO, Inc.,
              LRGP Holdings, Inc. and Louisiana River Site Development, Inc.

10.48         Escrow Agreement, dated July 2, 1996, by and among LRGP Holdings,
              Inc., Casino America, Inc., Louisiana River Site Development,
              Inc., Louisiana Downs, Inc. and Boult, Cummings, Conners & Berry,
              PLC.

21            Subsidiaries of the Company.

23.1          Consent of Ernst & Young LLP.

- ----------------------

(1) Filed as an exhibit to the Company's Current Report on Form 8-K filed June 16, 1992 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 30, 1996, by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 30, 1996, by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 30, 1996, by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 30, 1996, by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed September 3, 1993, as amended (File No. 33-68434), and incorporated into the Company's Form 10-K for the year ended April 30, 1996, by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918), and incorporated into the Company's Form 10-K for the year ended April 30, 1996, by reference.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1995 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 30, 1996, by reference.

(8) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-2610), and incorporated into the Company's Form 10-K for the year ended April 30, 1996, by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1995, and incorporated into the Company's Form 10-K for the fiscal year ended April 30, 1996, by reference.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 1996, and incorporated into the Company's Form 10-K for the fiscal year ended April 30, 1996, by reference.

*     Management contract or compensatory plan.