Form 10-K/A
period 1996-04-30
CASINO AMERICA INC
filed 1996-08-27
CIK 863015

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                         Commission File Number 0-20538
                                                -------

                              CASINO AMERICA, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        41-1659606
     ------------------------------                       ----------------------
      (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                      Identification Number)

711 Washington Loop, Biloxi, Mississippi                          39530
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (601) 436-7000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates/1/ of the Company is $135,195,555, based on the last reported sale price of $8.25 per share on June 28, 1996 on the Nasdaq National Market, multiplied by 16,387,340 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of June 28, 1996, the Company had a total of 20,170,657 shares of Common Stock outstanding.

- -------------------------

/1/"Affiliates" for the purpose of this item refer to the directors, executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially, as of June 28, 1996; however, this determination does not constitute an admission of affiliate status for any of these individual stockholders.

                                     INDEX

                                                                         PAGE
                                                                         ----

PART III..................................................................  1
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  1
ITEM 11.   EXECUTIVE COMPENSATION.........................................  4
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.......................................... 10
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 12

SIGNATURE................................................................. 13

                                   PART III
                                   --------

         ITEM 10 "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT"



                                   DIRECTORS

        Set forth below is a table identifying the directors of the Company.


        NAME                     AGE   POSITION(S)
        ----                     ---   -----------
        Bernard Goldstein....    67     Chairman, Chief Executive Officer
                                        and Director
        John M. Gallaway.....    57     President, Chief Operating Officer
                                        and Director
        Allan B. Solomon.....    60     Executive Vice President, Secretary,
                                        General Counsel and Director
        Robert S. Goldstein..    41     Director
        Martin Greenberg.....    56     Director
        Emanuel Crystal......    69     Director

        Bernard Goldstein has been Chairman of the Board of the Company since June 1992 and Chief Executive Officer of the Company since December 1995. From June 1992 until February 1993, Mr. Goldstein was also President and Chief Executive Officer of the Company. Mr. Goldstein has been active in the development of the riverboat gaming industry in a number of states and was Chairman of the Board of Steamboat Development Corporation and Steamboat Southeast, Inc. (collectively, the "Steamboat Companies"), companies involved in the first legalized riverboat gaming ventures in the United States. In addition to his involvement in the riverboat gaming industry, Mr. Goldstein has been involved in scrap metal recycling since 1951 and barge-line transportation since 1960. Mr. Goldstein is the father of Robert Goldstein.

        John M. Gallaway has been President of the Company since December 1995, Chief Operating Officer since July 1996 and a director since April 1996. From July 1995 to November 1995, Mr. Gallaway was a professor at the University of Houston. Mr. Gallaway was Deputy Managing Director, Gaming, of Sun International, a company engaged in owning and operating casinos and resorts, from September 1992 to August 1994. Prior to that, from 1984 to 1992, Mr. Gallaway was President and General Manager of TropWorld Casino Resort in Atlantic City and, from 1981 to 1984, he was President and General Manager of the Tropicana Casino Hotel in Las Vegas.

        Allan B. Solomon has been Secretary and a director of the Company since June 1992, served as the Chief Financial Officer and Treasurer of the Company from June 1992 to October 6, 1993, and was Chairman of the Executive Committee from January 1993 to April 1995. Mr. Solomon became General Counsel of the Company in May 1994 and became Executive Vice President in April 1995. Mr. Solomon is President of Allan B. Solomon, P.A., which was a partner in the Florida law firm of Broad and Cassel from 1986 to May 1994.

   Robert S. Goldstein has been a director of the Company since February 1993. Mr. Goldstein is the President of Alter Trading Corporation, a company engaged in the business of scrap metal recycling, and has been associated with that company since 1977. Additionally, Mr. Goldstein was a director, officer and stockholder of the Steamboat Companies and has been an officer of several affiliated river transportation companies engaged in stevedoring and equipment leasing since 1980. Mr. Goldstein is the son of Bernard Goldstein.

   Martin Greenberg has been a director of the Company since October 1993, and is currently Chairman of the Board and President of Sterling Commodities Corporation, a clearing firm for all five New York commodities exchanges. Mr. Greenberg is the founder of and has been employed by Sterling Commodities Corporation in various capacities since its inception in 1982. He was Chairman of the Board of Commodity Exchange, Inc. ("Comex") from 1990 to 1992 and was also a director of Comex and the National Futures Association. Mr. Greenberg is also the Chairman of the Board of P.P.I., Inc., a wholly-owned subsidiary of the Company engaged in the operation of Pompano Park, a harness racing track in Pompano Beach, Florida, and he serves as a director of the United Nations Development Corporation.

   Emanuel Crystal has been a director of the Company since October 1993, and is currently the Chief Executive Officer of Jackson Iron & Metal Company in Jackson, Mississippi. He has held that position for over five years and has served in various positions with that company since 1949. Mr. Crystal serves on the Board of Trustees of Tougaloo College in Mississippi.



                              EXECUTIVE OFFICERS

   Set forth below is a table identifying the executive officers of the Company other than Messrs. Goldstein, Gallaway and Solomon, who are identified in the section entitled "Directors."


   NAME                     AGE                  POSITION(S)
   ----                     ---                  -----------
   Rexford A. Yeisley...    49    Vice President and Chief Financial Officer
   Robert Boone.........    47    Vice President
   Edward Reese, Jr.....    61    Vice President

   Rexford A. Yeisley has been Chief Financial Officer of the Company since December 1995. Mr. Yeisley was Senior Vice President and Chief Financial Officer of Six Flags Theme Parks, Inc. from 1991 to 1995, and from 1987 to 1991, Mr. Yeisley was Vice President and Chief Financial Officer of that company.

   Robert Boone has been Vice President in charge of human resources and risk management since August 1994. From 1991 to 1994, Mr. Boone was the Director, Human Resources and Administration for Simon MOA Management Company, the managing general partner at Mall of America, the nation's largest retail and entertainment complex. From 1986 to 1991, Mr. Boone served as Director of Human Resources for IDS American Express in Minneapolis, Minnesota.

        Edward Reese, Jr. has been Vice President in charge of Construction and Design since August 1996. From January 1996 to August 1996, Mr. Reese was the Vice President, Construction for H.W.C.C. Development Corporation, a subsidiary of a casino operator. From October 1986 to January 1996, Mr. Reese was the Vice President-Design and Construction for Aztar Corporation, a company engaged in gaming, and the gaming division of its predecessor, Ramada, Inc.


                     COMPLIANCE WITH SECTION 16(A) OF THE
                                 EXCHANGE ACT

        Section 16(a) of the Exchange Act requires the Company's directors, officers and certain stockholders to file with the Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 1996, Forms 5 and amendments thereto furnished with respect to fiscal 1996, and certain written representations received by the Company from certain reporting persons in regard to filing requirements, the Company has determined that all such filings were made on a timely basis.

ITEM 11 "EXECUTIVE COMPENSATION"

           COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of the annual, long-term and other compensation for services rendered to the Company by the two individuals serving as the Company's Chief Executive Officer during fiscal 1996 and the four most highly compensated executive officers (other than the chief executive officer) during fiscal 1996 (the "Named Executive Officers") for the years indicated.


                                                                                             LONG TERM
                                                  ANNUAL COMPENSATION                       COMPENSATION
                                     ----------------------------------------------        ---------------
                                                                                             SECURITIES
                                 YEAR ENDED                               OTHER ANNUAL       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION       APRIL 30,    SALARY(1)     BONUS(1)    COMPENSATION (2)  OPTIONS (#) (3)   COMPENSATION (4)
- ---------------------------      ----------    ---------     --------    ----------------  ---------------   ----------------
Bernard Goldstein                   1996      $189,231        $50,000           --                  15,000            $50,705
 Chairman and                       1995       129,271         90,000           --                  10,000             50,000
 Chief Executive Officer            1994       122,020         50,000           --                  22,500             50,000

James E. Ernst (5)                  1996       180,404          --              --                   --                 --
 President and Chief                1995       261,765        180,000           --                  20,000             52,310
 Executive Officer                  1994       213,618        200,000           --                  37,500             52,310

Allan B. Solomon                    1996       232,563        140,000           --                  15,000             50,000
 Executive Vice President           1995       221,962         50,000           --                  17,500             50,000
 General Counsel and Secretary      1994        13,169          --              --                  22,500             50,000

Juris Basens (5)                    1996       158,438         32,500           --                  15,000              2,310
 Vice President and                 1995       150,509         76,500           --                  27,500              2,310
 Chief Operating Officer            1994       125,555         63,000           --                  12,000              2,310

David L. Paltzik (5)                1996       138,905         27,500         $21,363               15,000              2,053
 Vice President                     1995       126,098         67,500           --                  15,000              1,490
                                    1994       111,234         75,000           --                  12,000                910

Kenneth N. Schultz (5)              1996       125,056         25,000          18,489               30,000              --
 Vice President                     1995        --              --              --                   --                 --
                                    1994        --              --              --                   --                 --

(1) Mr. Goldstein receives his salary and bonus in shares of Common Stock. Mr. Goldstein's salary is paid in the number of shares equal to his net monthly salary based on the closing price of the Company's Common Stock, as reported on NASDAQ, on the 15th day of that month (or the last preceding trading day if the 15th is a Saturday, Sunday or holiday).

(2) Includes $15,548 in relocation costs paid by the Company and a $5,815 auto allowance for Mr. Paltzik and a $13,412 housing allowance and a $5,077 auto allowance for Mr. Schultz.

(3) Messrs. Basens, Paltzik and Schultz forfeited 12,000, 12,000 and 30,000 options, respectively, of the options awarded in fiscal 1996 and a total of 43,125, 33,187 and 30,000 options, respectively, as a result of resigning from their positions with the Company.

(4) Includes the Company's matching contribution to the Company's 401(k) deferred compensation plan during fiscal 1996 for the accounts of Messrs. Goldstein, Basens and Paltzik of $705, $2,310 and $2,053, respectively, and the $50,000 annual retainer paid to all directors for Messrs. Goldstein and Solomon during fiscal 1996.

(5) Effective September 9, 1995, Mr. Ernst resigned as President, Chief Executive Officer and as a director of the Company; effective July 24, 1996, Messrs. Basens and Paltzik resigned as Vice President and Chief Operating Officer and Vice President, respectively; and effective June 24, 1996, Mr. Schultz resigned as Vice President of the Company. See "Executive Officers" for information concerning the Company's current executive officers.

OPTION GRANTS FOR LAST FISCAL YEAR

     The following table sets forth information concerning options granted during fiscal 1996 to the Named Executive Officers.

                            INDIVIDUAL GRANTS
                      -----------------------------
                                                                                    POTENTIAL REALIZABLE VALUE
                       NUMBER OF                                                    OF ASSUMED ANNUAL RATES OF
                      SECURITIES      % OF TOTAL                                     STOCK PRICE APPRECIATION
                      UNDERLYING    OPTIONS GRANTED    EXERCISE OR                      FOR OPTION TERM(1)
                        OPTIONS     TO EMPLOYEES IN    BASE PRICE     EXPIRATION    --------------------------
NAME                  GRANTED (#)     FISCAL YEAR        $/SHARE         DATE           5% ($)       10% ($)
- ----                  -----------   ---------------    -----------    ----------      --------      --------
Bernard Goldstein...    15,000            3.0%            $6.25         4/10/06       $ 58,959      $149,413
James E. Ernst......      --               --               --            --             --            --
Allan B. Solomon....    15,000            3.0              6.25         4/10/06         58,959       149,413
Juris Basens........    15,000            3.0              6.25         4/10/06         58,959       149,413
David L. Paltzik....    15,000            3.0              6.25         4/10/06         58,959       149,413
Kenneth N. Schultz..    30,000            6.1              6.25        11/22/05        117,918       298,827

(1) The potential realizable dollar value of a grant is the product of: (a) the difference between (i) the product of the per-share market price at the time of the grant and the sum of 1 plus the stock appreciation rate compounded annually over the term of the option (here, 5% and 10%) and (ii) the per-share exercise price of the option and (b) the number of securities underlying the grant at fiscal year-end.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

          The following table sets forth information concerning the number and value of shares acquired on the exercise of options and exercisable and unexercisable stock options at the end of fiscal 1996 for the Named Executive Officers.

                                                     NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                      SHARES  ACQUIRED                 OPTIONS AT FISCAL       IN-THE-MONEY OPTIONS AT
                        ON EXERCISE       VALUE            YEAR END             FISCAL YEAR END ($)
NAME                         (#)         REALIZED  EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
- --------------------  -----------------  --------  -------------------------  -------------------------
Bernard Goldstein...         --             --            16,750/30,750            $   4,688/18,750
James E. Ernst......       76,500        $164,906              --                          --
Allan B. Solomon....         --             --            74,875/92,625             144,141/158,203
Juris Basens........       11,812         162,251         33,313/43,125               65,421/29,906
David L. Paltzik....        9,000         123,625         29,063/37,687               65,130/28,510
Kenneth N. Schultz..         --             --             --   /30,000                 --  /46,875

COMPENSATION OF DIRECTORS

          All directors of the Company are compensated by a $50,000 annual retainer, and directors who are not employed by the Company receive additional compensation of $1,000 per day for Board meetings attended and other services performed. All directors are reimbursed for travel and other expenses incurred in connection with attending Board meetings. In addition, upon the initial election or appointment of any person to the Board of Directors, such director receives options to acquire 22,500 shares of Common Stock pursuant to the provisions of the Company's 1993 Stock Option Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

          In December 1995, the Company entered into separate employment agreements with John M. Gallaway, President and Chief Operating Officer (as of July 1996), Allan B. Solomon, Executive Vice President, General Counsel and Secretary, and Rexford A. Yeisley, Vice President and Chief Financial Officer (collectively, the "Employment Agreements"). Pursuant to the Employment Agreements, Messrs. Gallaway, Solomon and Yeisley receive an initial annual base salary of $300,000, $235,000 and $160,000, respectively, subject to increases as may be determined by the Company's Board of Directors from time to time. In addition, Messrs. Gallaway and Yeisley received options to purchase 50,000 and 30,000 shares of Common Stock, respectively, at the fair market price of shares at the date of issuance. Each of Messrs. Gallaway, Solomon and Yeisley are entitled to participate in any stock option or other benefit plans of the Company. The Employment Agreements are each for an initial term of three years, and are automatically renewable for successive one-year periods thereafter, unless 90 days' written notice is given by either party. If the Company terminates the employment of the respective party to the Employment Agreement without "cause" (as defined in the Employment Agreements), either during the initial term or any renewal term or by written notice of nonrenewal, such person would be entitled, upon releasing the Company and its affiliates from any and all claims, to receive his salary and employee benefits for the greater of (i) one year or (ii) 50% of the salary and employee benefits for the remaining term of employment.

        In June 1992, the Company entered into an employment agreement with James E. Ernst pursuant to which he was employed as President and Chief Executive Officer of the Company from February 24, 1993, the date upon which the Mississippi gaming authorities issued a finding of suitability with respect to him, until September 9, 1995, the date on which Mr. Ernst resigned as President, Chief Executive Officer and as a director of the Company. Under the agreement, Mr. Ernst received an initial annual base salary of $200,000, subject to annual increases after the first full year of the term of employment as determined by the Company's Board of Directors, plus bonuses determined by the Board of Directors from time to time. In addition, Mr. Ernst was entitled to participate in any stock option or other benefit plans of the Company as determined by the Board. Mr. Ernst's agreement was for an initial term of three years that began on June 2, 1992, and was automatically renewable for successive one-year periods thereafter, unless 90 days' prior written notice was given by either party. The agreement was automatically renewed on June 2, 1995. The agreement provided that if the Company were to terminate Mr. Ernst's employment without cause, either during the initial term or any renewal term of the employment agreement or by written notice of nonrenewal, Mr. Ernst would be entitled, if he released the Company and its affiliates from any and all claims, to continue to receive his salary and employee benefits for a period of 12 months after the date of termination. Following Mr. Ernst's resignation as President, Chief Executive Officer and a director of the Company, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Ernst, pursuant to which he was to remain a consultant to the Company through September 30, 1996 under the terms of his employment agreement. Under the Consulting Agreement, Mr. Ernst was to continue to receive the salary and employee benefits he had been receiving under his employment agreement until September 30, 1996, and all of Mr. Ernst's stock options, to the extent not vested, would have vested on September 30, 1996. On December 19, 1995, the Company, Mr. Ernst and Casino Magic Corp. entered into an agreement whereby, inter alia, the Company released Mr. Ernst from the terms of his non-competition agreement to allow Mr. Ernst to accept a position as President and Chief Executive Officer of Casino Magic Corp. As a result, Mr. Ernst forfeited all of his stock options and, effective December 31, 1995, no longer received any benefits under the Consulting Agreement.


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Messrs. Martin Greenberg, Robert S. Goldstein and Emanuel Crystal are members of the Company's Compensation Committee. Mr. Greenberg acts as chairman of the Compensation Committee.

        Mr. Greenberg is the Chairman of the Board of Directors of P.P.I., Inc., a wholly-owned subsidiary of the Company which operates Pompano Park, a harness racing track in Pompano Beach, Florida. Mr. Robert S. Goldstein is the son of Bernard Goldstein, the Chairman and Chief Executive Officer of the Company.


     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee advises the Board of Directors concerning executive compensation, including base salaries, bonuses and the bases for their award, stock option plans and health, life insurance and other benefits. Compensation Committee recommendations concerning executive compensation are reviewed and approved by the Board. Board members who are also executive officers of the Company do not participate in the deliberations of the Board concerning their respective compensation and benefits and do not vote on such matters.

        The Company's objective concerning executive compensation is to design an executive compensation program that attracts and retains qualified executives and aligns executives' interests with those of the Company and its stockholders in achieving the Company's operating goals and business objectives and increasing stockholder value. The principal components of the Company's executive compensation program are base salary, bonus and stock options. In light of the Company's objective concerning executive compensation, a substantial portion of the executive compensation above the base salary is generally provided through bonuses tied to certain indicators of Company performance and through the grant of stock options.

        The Compensation Committee's determinations of overall executive compensation for the fiscal year ended April 30, 1996, which includes salary, bonus, certain benefits and stock option awards, were generally subjective based upon consideration of, among other factors, the performance of the Company during the fiscal year, the individual executive officer's contribution to the achievement of operating goals and business objectives and levels of compensation in comparable companies at similar stages of development, with particular emphasis on those operating in the gaming industry.

        During the fiscal year ended April 30, 1996, Mr. Ernst served as Chief Executive Officer ("CEO") until he resigned on September 9, 1995. During this period, Mr. Ernst was compensated as indicated in the Summary Compensation Table, in accordance with the terms of an employment agreement with the Company effective as of June 2, 1992. Pursuant to this employment agreement, Mr. Ernst was entitled to annual salary increases above his initial base salary of $200,000 as determined by the Board of Directors. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

        Mr. Goldstein succeeded Mr. Ernst on September 9, 1995 as CEO of the Company. Mr. Goldstein serves as CEO at the will of the Board and has not entered into an employment agreement with the Company. The Board of Directors, with Mr. Goldstein abstaining from the deliberations, determined to compensate Mr. Goldstein for his services as CEO with an annual salary of $300,000. This salary level was set based on a general review of compensation levels of other chief executive officers in comparable companies. Mr. Goldstein's pro rata portion of salary is paid at the end of each month in shares of Common Stock, based on the closing price of Common Stock on the 15th day of that month (or the last preceding trading day if the 15th is a Saturday, Sunday or holiday). In formulating Mr. Goldstein's bonus and stock option awards, the Board principally considered the difficulty and additional effort required of him in replacing Mr. Ernst and Mr. Goldstein's valuable experience from being involved in the formation of the Company and all stages of the Company's development. In that regard, Mr. Goldstein received a bonus of $50,000 in fiscal 1996, paid in shares of Common Stock, and options to purchase 15,000 shares of Common Stock.

     Section 162(m) of the Internal Revenue Code (the "Code") limits the Company's deduction for compensation paid to the executive officers named in the Summary Compensation Table to $1 million unless certain requirements are met. The policy of the Compensation Committee with respect to section 162(m) is to establish and maintain a compensation program which will optimize the deductibility of compensation. In that regard, no executive officer received compensation in excess of $1 million during fiscal 1996. The Compensation Committee, however, reserves the right to use its judgment, where merited by the Compensation Committee's need for flexibility to respond to changing business conditions or by an executive officer's individual performance, to authorize compensation which may not, in a specific case, be fully deductible by the Company.


                                              By The Compensation Committee:
                                              Martin Greenberg
                                              Robert S. Goldstein
                                              Emanuel Crystal



                            STOCK PERFORMANCE GRAPH

     The following graph compares the total return on the Common Stock with the cumulative total return on the Nasdaq Market Index (a broad market index) and the Media General Industry Group 241--Hotels, Motels and Resorts Index (an industry index) for the period from August 19, 1992, the date upon which the Common Stock was registered pursuant to Section 12 of the Exchange Act, through April 30, 1996. The comparison reflects the investment of $100 on August 19, 1992, and the reinvestment of dividends (if paid), in each of the Company's Common Stock (for which no dividends have been paid), the NASDAQ Market Index and the Media General Industry Group 241-Hotels, Motels and Resorts Index. The stock price performance of the Company reflected in this comparison is not necessarily indicative of the future stock price performance of the Company's Common Stock.


                                                                           MEDIA GENERAL INDUSTRY
                          CASINO AMERICA, INC.            NASDAQ          GROUP 241 - HOTELS, MOTELS
FISCAL YEAR COVERED              (TICKER:CSNO)         MARKET INDEX             AND RESORTS INDEX
- -------------------             -------------        --------------           -----------------------
August 1992                          $ 100.00              $ 100.00                          $ 100.00
1993                                   373.30                119.36                            146.53
1994                                   558.14                133.97                            169.48
1995                                   457.00                146.29                            197.12
1996                                   234.12                204.20                            278.09

ITEM 12 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"

                 OWNERSHIP OF THE CAPITAL STOCK OF THE COMPANY

     The following table sets forth certain information with respect to the beneficial ownership of the outstanding Common Stock as of July 31, 1996 (unless otherwise indicated) by (i) each director of the Company, (ii) the individuals serving as the Company's chief executive officer during fiscal 1996 and each of the four individuals serving as executive officers of the Company as of April 30, 1996 named in the table under "Compensation of Directors and Executive Officers--Summary Compensation Table," (iii) all directors and officers of the Company as of July 31, 1996 as a group and (iv) based on information available to the Company and a review of statements filed with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), each person that owned beneficially (directly or together with affiliates) more than 5% of the Common Stock. Unless otherwise indicated, all persons listed have sole voting and dispositive power over the shares beneficially owned.


                                                 SHARES OF      PERCENTAGE OF
                                               COMMON STOCK      OUTSTANDING
NAME AND ADDRESS                               BENEFICIALLY         SHARES
OF 5% BENEFICIAL OWNERS                          OWNED(1)          OWNED(1)
- -----------------------                        ------------     ---------------
Bernard Goldstein (2).......................     2,743,000          12.1%
    2200 Corporate Boulevard, N.W.
    Boca Raton, Florida 33431
Crown Casino Corporation (3)................     2,683,334          11.5%
  4040 North MacArthur Boulevard, Suite 100
  Irving, Texas  75038
Robert S. Goldstein (4).....................       820,530           3.6%
Allan B. Solomon (5)........................       364,920           1.6%
Martin Greenberg (6)........................        91,677              *
Emanuel Crystal (7).........................        51,593              *
Juris Basens (8)............................        45,125              *
David L. Paltzik (9)........................        32,829              *
John M. Gallaway (10).......................        15,000              *
James E. Ernst..............................         2,375              *
Kenneth N. Schultz..........................            --              *
All Officers and
Directors as a Group
(9 persons)(11).............................     4,099,595          18.0%

- --------------
     *Less than 1%.

(1) Calculated pursuant to Rule 13d-3 under the Exchange Act. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of July 31, 1996, are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Does not include an aggregate of 3,041,590 shares (including 68,875 shares issuable upon exercise of stock options and warrants that are exercisable within 60 days) that are beneficially owned by members of Bernard Goldstein's family. Bernard Goldstein disclaims beneficial ownership of the shares owned by members of his family. Includes 24,375 shares issuable upon exercise of stock options that are exercisable within 60 days.

(3) Includes 833,334 shares issuable upon exercise of warrants that are exercisable within 60 days, but does not include 684,786 shares of Common Stock issued to Crown Casino Corporation in August 1996 in connection with the Company's rights offering. Crown Casino Corporation granted to the Company an irrevocable proxy to vote all of such shares of Common Stock. See "Certain Relationships and Related Transactions."

(4) Does not include an aggregate of 4,964,060 shares (including 49,375 shares issuable upon exercise of stock options and warrants that are exercisable within 60 days) that are beneficially owned by members of Robert Goldstein's family. Robert Goldstein disclaims beneficial ownership of the shares owned by members of his family. Includes 43,875 shares issuable upon exercise of stock options that are exercisable within 60 days.

(5) Includes 82,500 shares issuable upon exercise of stock options that are exercisable within 60 days.

(6) Includes 56,375 shares issuable upon exercise of stock options that are exercisable within 60 days.

(7) Includes 21,375 shares issuable upon exercise of stock options that are exercisable within 60 days and 1,976 shares owned by Mr. Crystal's wife.

(8) Includes 33,313 shares issuable upon exercise of stock options that are exercisable within 60 days.

(9) Includes 24,563 shares issuable upon exercise of stock options that are exercisable within 60 days.

(10) Includes 15,000 shares issuable upon exercise of stock options that are exercisable within 60 days.

(11) Information provided is for the individuals who were officers and directors of the Company on July 31, 1996 and includes 256,375 shares issuable upon exercise of stock options that are exercisable within 60 days. The amount does not include 2,221,060 shares (including 25,000 shares issuable upon exercise of warrants that are exercisable within 60 days) beneficially owned by relatives of Bernard Goldstein and Robert S. Goldstein, other than them, the beneficial ownership of which is disclaimed by Bernard Goldstein and Robert S. Goldstein. If such shares were included in the category "All Officers and Directors as a Group," the number of shares of Common Stock beneficially owned by such group as of July 31, 1996 would have been 6,320,655, and the percentage of outstanding shares of Common Stock owned by such group as of July 31, 1996 would have been 27.7%. In addition, the amount does not include shares owned by Messrs. Ernst, Schultz, Basens and Paltzik, each of whom had resigned from the Company prior to July 31, 1996.

ITEM 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

     In June 1995, Louisiana Riverboat Gaming Partnership ("LRGP"), of which the Company owned a 50% interest at such time (and of which the Company now owns a 100% interest), acquired a 50% interest in St. Charles Gaming Company, Inc. ("SCGC") from Crown Casino Corporation ("Crown Casino"), a beneficial owner of more than 5% of the Company's Common Stock, for $21 million. The consideration for such purchase consisted of $1 million in cash and a $20 million promissory note bearing interest at 11-1/2%. In addition, the Company issued a warrant to Crown Casino to purchase 416,667 shares of Common Stock at $12 per share by converting up to $5 million in principal of such note. In May 1996, the Company acquired the remaining
50% interest in SCGC from Crown Casino in exchange for 1,850,000 shares of Common Stock and a five-year warrant to purchase an additional 416,667 shares of Common Stock at $12 per share by converting up to $5 million in principal of one of the two $10 million promissory notes that replaced the original $20 million note held by Crown Casino from the June 1995 acquisition. In connection with the May 1996 transaction, Crown Casino granted the Company an irrevocable proxy to vote all shares issued, or to be issued, to Crown Casino pursuant to both of the June 1995 and May 1996 transactions.

     In December 1995, the Company established a $2 million line of credit at an interest rate of 11-1/2% with Alter Barge Line, Inc., a company affiliated with Alter Trading Corporation of which Mr. Robert S. Goldstein is the president. During fiscal 1996, the maximum amount outstanding at any one time was $1 million. All borrowings were repaid and the line of credit was terminated in March 1996 in connection with the Goldstein Family Equity Purchase (as defined).

     On March 11, 1996, the Company sold an aggregate of 1,020,940 shares of its Common Stock, at a price of $5.875 per share, to Bernard Goldstein, the Chairman and Chief Executive Officer of the Company, and three members of his family (the "Goldstein Family Equity Purchase"). Proceeds from the sale totaled approximately $6.0 million. A portion of the proceeds was used to retire approximately $1.6 million in loans payable to Mr. Goldstein and a related party, which amount includes accrued interest. In connection with the Company's rights offering, Mr. Solomon, the Executive Vice President, General Counsel and Secretary of the Company, acquired 57,240 shares of Common Stock at a price of $5.875 per share in July 1996.

     In connection with the Company's acquisition of Grand Palais Riverboat, Inc. ("GPRI") on May 3, 1996, Bernard Goldstein, the Chairman and Chief Executive Officer, and three of his sons (including Robert Goldstein, a director of the Company) pledged certain of their assets for the issuance of a letter of credit to secure the repayment of a portion of the principal of certain notes issued by the Company to effect the acquisition of GPRI. Pursuant thereto, the Company issued to each of the two sons (excluding Robert Goldstein) a five-year warrant to purchase 12,500 shares at an exercise price of $5.875 per share.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CASINO AMERICA, INC.



Dated:  August 27, 1996               By: /s/ Bernard Goldstein
                                          ----------------------
                                          Bernard Goldstein, Chairman of the
                                          Board, Chief Executive Officer and
                                          Director