Form 10-K/A
period 1996-04-30
CASINO AMERICA INC
filed 1996-09-05
CIK 863015

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 2

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

- -----------------------

/1/"Affiliates" for the purpose of this item refer to the directors, executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially, as of June 28, 1996; however, this determination does not constitute an admission of affiliate status for any of these individual stockholders.

                                     INDEX

                                                                       PAGE
                                                                       ----

   PART IV.......................................................         1
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K................................         1
   SIGNATURES....................................................         2

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


     (b) Reports on Form 8-K No current reports on Form 8-K were filed during the fourth quarter ended April 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CASINO AMERICA, INC.



Dated:  September 5, 1996          By: /s/ Bernard Goldstein
                                      ------------------------------------------
                                       Bernard Goldstein, Chairman of the Board,
                                       Chief Executive Officer, and Director

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

3.2           Bylaws of Casino America, Inc., as amended.(5)

4.1           Specimen Certificate of Common Stock.(2)

4.2           Warrant Agreement, dated as of November 1, 1993, between the
              Company and Shawmut Bank Connecticut, National Association, as
              Warrant Agent.(4)

4.3A          Specimen Warrant Agreement with respect to warrants to purchase
              900,000 shares of the Company's Common Stock.(3)

4.3B          Form of Warrant Agreement with respect to warrants to purchase
              500,000 shares of the Company's Common Stock.(11)

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

10.46 Form of Stock Purchase Agreement dated January 19, 1996 by and among Casino America, Inc. and Crown Casino Corporation, without exhibits.(10)

10.47         Purchase Agreement, dated July 2, 1996, by and between CSNO, Inc.,
              LRGP Holdings, Inc. and Louisiana River Site Development, Inc.(11)

10.48         Escrow Agreement, dated July 2, 1996, by and among LRGP Holdings,
              Inc., Casino America, Inc., Louisiana River Site Development,
              Inc., Louisiana Downs, Inc. and Boult, Cummings, Conners & Berry,
              PLC.(11)

21            Subsidiaries of the Company.(11)

23.1          Consent of Ernst & Young LLP.(11)

27            Financial Data Schedule.

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

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996, and incorporated into this Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996, by reference.

*     Management contract or compensatory plan.