Form 10-Q
period 1996-07-31
CASINO AMERICA INC
filed 1996-09-16
CIK 863015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 July 31, 1996
                              ------------------------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -----------------------------------------------
Commission File Number:                                     0-20538
                        ------------------------------------------------------

                             Casino America, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            41-1659606
- ------------------------------------------------------------------------------
        (State of Incorporation)        (IRS Employer Identification No.)

711 Washington Loop, Second Floor, Biloxi, Mississippi        39530
- ----------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                (601) 436-7000
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      No
         -----      ------

Shares of Common Stock outstanding at September 9, 1996: 23,257,537
                                                         ----------

                              CASINO AMERICA, INC.
                                   FORM 10-Q
                                     INDEX

Part I -  FINANCIAL  INFORMATION
          Item 1.  Financial Statements
                   Consolidated Balance Sheets,
                    July 31, 1996 (unaudited) and
                    April 30, 1996                                       1-2
                   Consolidated Statements of
                    Income for the Three Months
                    Ended July 31, 1996 and 1995
                    (unaudited)                                            3
                   Consolidated Statements of
                    Cash Flows for the Three Months
                    Ended July 31, 1996 and 1995
                    (unaudited)                                          4-5
                   Notes to Unaudited Consolidated
                    Financial Statements                                 6-12
          Item 2.  MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                             13-16

Part II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                     17
          Item 2.  Changes in Securities                                 17
          Item 3.  Defaults Upon Senior Securities                       17
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                                     17
          Item 5.  Other Information                                     17
          Item 6.  Exhibits and Reports on Form 8-K                      17

          SIGNATURES                                                     18


                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            JULY 31, 1996   APRIL 30, 1996
                                                            -------------   --------------
                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 22,279,000  $ 18,585,000
  Accounts receivable:
    Related parties                                               1,259,000     3,171,000
    Other                                                         3,130,000     1,764,000
  Deferred income taxes                                           1,001,000     1,001,000
  Prepaid expenses and other assets                               2,591,000     2,858,000
                                                               ------------  ------------
TOTAL CURRENT ASSETS                                             30,260,000    27,379,000
                                                               ------------  ------------
PROPERTY AND EQUIPMENT:
  Land and improvements                                          25,497,000    25,485,000
  Leasehold improvements                                         50,813,000    50,130,000
  Buildings and improvements                                      6,282,000     6,099,000
  Riverboats and floating pavilions                              66,830,000    33,591,000
  Furniture, fixtures and equipment                              48,299,000    35,835,000
  Construction in progress                                           33,000       375,000
                                                               ------------  ------------
                                                                197,754,000   151,515,000
  Less: Accumulated depreciation                                 25,435,000    22,209,000
                                                               ------------  ------------
Property and equipment net                                      172,319,000   129,306,000
                                                               ------------  ------------
OTHER ASSETS:
  Investment in and advances to joint ventures                   51,647,000    34,281,000
  Notes receivable - related party                                4,700,000     4,700,000
  Other investments                                               2,250,000     2,250,000
  Property held for development or sale                          15,840,000    15,840,000
  Goodwill, net of accumulated amortization of
   $36,000 and $-0-, respectively                                16,652,000            --
  Berthing, concession and leasehold rights, net of
   accumulated amortization of $1,288,000 and
   $1,209,000 respectively                                        4,981,000     5,060,000
  Deferred financing costs, net of accumulated amortization
   of $1,416,000 and $1,229,000, respectively                     5,509,000     4,327,000
  Prepaid expenses                                                  915,000       743,000
  Deposits and other                                              1,136,000     2,588,000
                                                               ------------  ------------
                                                                103,630,000    69,789,000
                                                               ------------  ------------
TOTAL ASSETS                                                   $306,209,000  $226,474,000
                                                               ============  ============

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                             JULY 31, 1996     APRIL 30, 1996
                                             -------------     --------------
                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt        $ 16,923,000       $  8,884,000
 Accounts payable:
   Trade                                        7,510,000          6,169,000
   Related parties                              3,013,000              --
 Accrued liabilities:
   Interest                                     2,887,000          5,802,000
   Payroll and payroll related                  6,849,000          6,333,000
   Property and other taxes                     5,529,000          6,880,000
   Progressive jackpots and slot
    club awards                                 1,851,000          1,851,000
   Other                                        2,377,000          2,392,000
                                             ------------       ------------
TOTAL CURRENT LIABILITIES                      46,939,000         38,311,000
                                             ------------       ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES     155,812,000        130,894,000
                                             ------------       ------------

DEFERRED INCOME TAXES                           6,999,000          6,999,000
                                             ------------       ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value; 2,000,000
  shares authorized; none issued                    --                 --
 Common stock, $0.01 par value; 45,000,000
  shares authorized; shares issued and
  outstanding: 22,572,751 and
  16,038,882, respectively                        226,000            160,000
 Class B common stock, $0.01 par value;
  3,000,000 shares authorized; none issued          --                 --
 Additional paid-in capital                    57,063,000         13,857,000
 Retained earnings                             39,170,000         36,253,000
                                             ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                     96,459,000         50,270,000
                                             ------------       ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $306,209,000       $226,474,000
                                             ============       ============


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         Three Months Ended July 31
                                                            1996           1995
                                                        -------------  -------------

REVENUE:
 Casino                                                  $37,474,000    $29,195,000
 Rooms                                                     2,183,000             --
 Management fee - joint ventures                           2,012,000      1,215,000
 Pari-mutuel commissions and fees                          3,386,000             --
 Food, beverage and other                                  3,062,000      2,008,000
                                                         -----------    -----------
TOTAL REVENUE                                             48,117,000     32,418,000
                                                         -----------    -----------

OPERATING EXPENSES:
 Casino                                                   14,466,000     10,428,000
 Rooms                                                       858,000             --
 Gaming taxes                                              4,948,000      3,587,000
 Pari-mutuel                                               2,910,000             --
 Food and beverage                                         2,110,000      1,909,000
 Marine and facilities                                     2,975,000      2,075,000
 Marketing and administrative                              9,870,000      8,134,000
 Preopening expenses                                       1,984,000      1,290,000
 Depreciation and amortization                             3,373,000      2,628,000
                                                         -----------    -----------
TOTAL OPERATING EXPENSES                                  43,494,000     30,051,000
                                                         -----------    -----------

OPERATING INCOME                                           4,623,000      2,367,000

INTEREST EXPENSE                                          (4,684,000)    (3,166,000)
INTEREST INCOME:
 Related parties                                             203,000         24,000
 Other                                                       119,000        280,000
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES          4,279,000      4,702,000
                                                         -----------    -----------
INCOME BEFORE INCOME TAXES                                 4,540,000      4,207,000

INCOME TAX PROVISION                                       1,623,000      1,873,000
                                                         -----------    -----------

NET INCOME                                               $ 2,917,000    $ 2,334,000
                                                         ===========    ===========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE              $0.14          $0.15

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES      20,666,000     15,995,000

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Three Months Ended July 31
                                                                              1996                1995
                                                                             --------------------------
Cash flows from operating activities
Net income                                                                $ 2,917,000         $  2,334,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                           3,627,000            3,408,000
    Deferred income taxes                                                                          383,000
    Equity in income of unconsolidated joint ventures                      (4,279,000)          (4,702,000)
    Other                                                                      67,000               14,000
    Changes in current assets and liabilities:
       Accounts receivable                                                    546,000            1,535,000
       Prepaid expenses and other assets                                      665,000             (389,000)
       Accounts payable                                                     4,354,000              254,000
       Accrued liabilities                                                 (3,765,000)          (3,297,000)
                                                                          -----------         ------------
Net cash provided by (used in) operating activities                         4,132,000             (460,000)
                                                                          -----------         ------------

Cash flows from investing activities
Purchases of property and equipment                                        (1,131,000)         (19,165,000)
Cash paid for acquisitions                                                 (8,192,000)                  --
Proceeds from disposals of property and equipment                                  --               60,000
Repayments from joint ventures                                                                   2,788,000
Decrease in restricted cash                                                        --            8,364,000
Deposits and other - net                                                    1,443,000              174,000
                                                                          -----------         ------------
Net cash used in investing activities                                      (7,880,000)          (7,779,000)
                                                                          -----------         ------------

Cash flows from financing activities
Proceeds from borrowings                                                    1,000,000            2,000,000
Principal payments on borrowings                                           (6,292,000)          (1,615,000)
Deferred financing costs                                                   (1,369,000)          (1,333,000)
Proceeds from sale of stock and exercise of options                        14,103,000              190,000
                                                                          -----------         ------------
Net cash provided by (used in) financing activities                         7,442,000             (758,000)
                                                                          -----------         ------------

Net increase (decrease) in cash and cash equivalents                        3,694,000           (8,997,000)
Cash and cash equivalents at beginning of period                           18,585,000           18,997,000
                                                                          -----------         ------------
Cash and cash equivalents at end of period                                $22,279,000         $ 10,000,000
                                                                          ===========         ============

                                  (CONTINUED)

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                          Three Months Ended July 31
                                                           1996                 1995
                                                     -------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
 Interest, net of amounts capitalized                      $  7,345,000   $5,322,000
 Income taxes, net of refunds received                        3,185,000      656,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Notes payable and debt issued for:
 Land                                                                --    1,726,000
 Property and equipment                                         467,000    1,426,000
 Insurance premiums                                             573,000
Acquisitions:
 Debt assumed                                               (37,142,000)          --
 Stock issued                                               (27,852,000)          --
 Warrants issued                                             (1,250,000)          --



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                            Shares of              Additional                    Total
                             Common      Common      Paid-In      Retained   Stockholders'
                              Stock      Stock       Capital       Earnings      Equity


Balance, April 30, 1996    16,038,882   $ 160,000  $13,857,000   $36,253,000  $50,270,000

 Issuance of common
 stock                      6,495,194      65,000   41,813,000                 41,878,000

 Issuance of warrants                                1,250,000                  1,250,000

 Exercise of stock
  options                      30,375       1,000       76,000                     77,000

 Issuance of common stock
  for compensation              8,300                   67,000                     67,000

 Net income                                                        2,917,000    2,917,000
                           ----------   ---------  -----------   -----------  -----------
Balance, July 31, 1996     22,572,751   $ 226,000  $57,063,000   $39,170,000  $96,459,000
                           ==========   =========  ===========   ===========  ===========

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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

          Goodwill

          Goodwill principally represents the excess purchase price the Company paid in acquiring the net identifiable assets of Grand Palais Riverboat, Inc. ("GPRI"). The Company began amortizing these costs effective July 12, 1996 (commencement of operations) over a twenty-five-year period using the straight-line method.

          Impact of Recently Issued Accounting Standards:

          In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of fiscal 1997, and there was no material effect of adoption.

Note 2.   Business Acquisitions

          Purchase of GPRI and St. Charles Gaming Company ("SCGC")

          On May 3, 1996, the Company purchased all of the outstanding shares of common stock of GPRI in a bankruptcy proceeding (the "GPRI Acquisition"). Pursuant to the Plan of Reorganization adopted in such bankruptcy proceeding, the Company purchased 100% of the shares of the reorganized GPRI, which at the time of closing owned the Grand Palais Riverboat, gaming equipment, certain other furniture, fixtures and equipment, all necessary gaming licenses issued by the State of Louisiana, and other permits and authorizations. Commencing July 12, 1996, the Company began operating the Grand Palais vessel as part of a two-riverboat operation with SCGC (the "Isle -- Lake Charles"). The aggregate consideration paid by the Company in connection with the GPRI Acquisition was approximately $60.8 million, consisting of approximately $7.5 million in cash, and $37.1 million in promissory notes and assumed indebtedness. The Company also issued 2,250,000 shares of its common stock, and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $10 per share, to GPRI's former secured debt holders.

          At the time of the GPRI Acquisition, the Company also purchased the remaining 50% interest in SCGC not already owned by Louisiana Riverboat Gaming Partnership ("LRGP") (the "SCGC Acquisition"), in exchange for 1,850,000 shares of the Company's common stock and a five-year warrant. The warrant allows the seller to convert up to $5,000,000 of its note payable to LRGP to 416,667 shares of common stock of the Company. The purchase agreement also provides for the restructuring of certain indebtedness owed to the seller.

          LRGP Acquisition

          On August 6, 1996, the Company acquired the remaining 50% interest in LRGP held by Louisiana River Site Development, Inc. The consideration for the LRGP Acquisition included (i) $85 million in cash, (ii) five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $10.50 per share and (iii) $1.5 million per year for seven years, payable monthly beginning on October 1, 1998.

          Pompano Park

          On June 30, 1995, the Company acquired 100% of Pompano Park the ("Pompano") acquisition, a harness racing track, for approximately $8,000,000 (the "Pompano Acquisition"). If casino gaming is legally permitted in Florida at the Pompano Park site by June 30, 2001, the Company is required to pay additional consideration to the seller amounting to $25,000,000 plus 5% of net gaming win, as defined. The probability of the Company paying such additional consideration is remote; however, if such payments are made in the future, they would be accounted for as additional purchase price and allocated to goodwill. Such goodwill will be amortized over a period to be determined at date of payment not to exceed 40 years.

          Proforma Information

          The SCGC Acquisition, the LRGP Acquisition, the GPRI Acquisition and the Pompano Acquisition have been accounted for by the Company using the purchase method of accounting, and the Company's proportionate share of the results of operations for each of the acquired companies has been included in the Company's results of operations from the respective dates of acquisition.

          The following unaudited pro forma condensed consolidated financial information for the three months ended July 31, 1996 gives effect to the SCGC Acquisition, the LRGP Acquisition and the GPRI Acquisition, as if such transactions had occurred on May 1, 1996. The unaudited pro forma condensed consolidated financial information for the three months ended July 31, 1995 gives effect to LRGP's purchase of a 50% interest in SCGC on

          June 9, 1995, the SCGC Acquisition, the LRGP Acquisition and the GPRI Acquisition, as if such transactions had occurred on May 1, 1995.


                                                      Three Months Ended July 31,
                                                         1996             1995
                                                      ---------------------------
                    Total revenue                     $110,732,000    $72,351,000
                    Operating income                  $ 14,919,000    $ 5,637,000
                    Net income (loss)                 $  2,313,000    ($3,210,000)
                    Net income (loss) per common and
                      common equivalent share                $0.11         ($0.16)

          The pro forma financial information presented above does not purport to be indicative of the results of operations that actually would have been achieved if the operations were combined during the periods presented nor is it intended to be a projection of results or trends. Because the Company will consolidate LRGP and SCGC for reporting periods subsequent to the date of the LRGP Acquisition, the pro forma financial information has been presented on a consolidated basis. The pro forma operating results presented above do not give effect to the acquisition of Pompano because the pro forma effect of this acquisition would not be material to the operating results of the Company.

          The pre-bankruptcy business of GPRI consisted entirely of developing and operating the Grand Palais riverboat casino in New Orleans, Louisiana. The Grand Palais began gaming operations in New Orleans on March 29, 1995 and, due to poor operating results, ceased operations on June 6, 1995. GPRI was forced into involuntary bankruptcy on July 26, 1995 and was completely non-operational between June 6, 1995 and the subsequent reopening of the Grand Palais at the Isle-Lake Charles on July 12, 1996. Other than amortization of the related goodwill and interest on debt incurred to effect the GPRI Acquisition, adjustments related to the pre-bankruptcy operations of GPRI have not been included in the pro forma results of operations for the three months ended July 31, 1995 because the pre-bankruptcy operations of GPRI were very limited and substantially different than the post-acquisition operations.

Note 3.   Operating Expenses

          The Isle of Capri Casino in Biloxi, Mississippi (the "Isle-Biloxi"), which originally opened on August 1, 1992, underwent a substantial reconfiguration of its existing casino complex and opened a new hotel and pavilion on August 1, 1995. The Company incurred $1,290,000 of preopening expenses in connection with the opening of this expanded facility during the three month period ended July 31, 1995.

          On July 12, 1996, GPRI commenced operations as part of a two-boat operation and recently expanded pavilion at the Isle-Lake Charles. The Company incurred $1,984,000 of preopening expenses in connection with the opening of GPRI during the three month period ended July 31, 1996.

Note 4.   Operating Results of Unconsolidated Joint Ventures

          The following are combined summarized operating results for the LRGP "Isle-Bossier City" and LRG Hotels, L.L.C. for the three month periods ended:


                                   July 31, 1996   July 31, 1995
                                  --------------  --------------
          Total Revenue             $40,357,000     $40,253,000
          Operating Income          $ 8,048,000     $10,970,000
          Net Income                $ 7,938,000     $ 9,404,000

          The following are summarized operating results for the Isle-Lake Charles for the three month periods ended:

                                     July 31, 1996   July 31, 1995
                                    --------------  --------------
          Total Revenue               $24,270,000     $  537,000
          Operating Income (loss)     $ 3,915,000    ($4,287,000)
          Net Income (loss)           $   268,000    ($1,880,000)

          Results for the quarter ended July 31, 1996, reflect income of $1,249,000 allocated to the Isle-Lake Charles under a Joint Operating Agreement between SCGC and GPRI. Under the May 3, 1996 agreement, income of the joint operation is allocated at 52.5% to GPRI and 47.5% to SCGC. Results for the quarter ended July 31, 1995 include preopening expenses of $4,196,000.


Note 5.   Long-term Debt

          On August 6, 1996, the Company issued $315,000,000 of 12 1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semiannually on each February 1, and August 1, commencing February 1, 1997, through maturity.

          The Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2000, at the redemption prices set forth in the indenture pursuant to which the Senior Secured Notes were issued (the "Indenture"), plus accrued interest.

          In the event of an adverse vote on the continuation of gaming in Bossier Parish or Calcasieu Parish, the Isle-Bossier City Cash Flow (as defined in the Indenture) and the Isle-Lake Charles Cash Flow (as defined in the Indenture), respectively, will be deposited into a collateral account pursuant to the Cash Sweep (as defined in the Indenture). At each such time as the Excess Louisiana Cash (as defined in the Indenture) in the collateral account equals $10 million, the Company will be obligated to make an offer to purchase, at 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of repurchase, an amount of Senior Secured Notes equal to the Excess Louisiana Cash less the accrued and unpaid interest on such Senior Secured Notes.

          The Company's obligations under the Senior Secured Notes and the Indenture are jointly, severally and unconditionally guaranteed (the "Subsidiary Guarantees") on a senior secured basis by all existing and future Significant Restricted Subsidiaries (as defined in the Indenture) of the Company, subject to the receipt of the required approval of any applicable Gaming Authority. The obligations of the Restricted Subsidiaries under the Subsidiary Guarantees are guaranteed by the Company

          The Notes are secured by a first priority Lien on substantially all of the assets of the Company, and the Subsidiary Guarantees are secured by a first priority Lien on substantially all of the assets of the Subsidiary Guarantors, other than (i) the Isle-Biloxi Hotel, the Grand Palais and Pompano Park, as to which junior priority liens have been granted, and (ii) excluded assets (as defined in the Indenture).

          The Indenture contains certain covenants with respect to, among others, the following matters: (i) limitation on indebtedness, (ii) limitation on liens, (iii) limitation on restricted payments, (iv) limitation on dividends and other payment restrictions affecting affiliates, (v) limitation on asset sales and events of loss, (vi) limitation on disposition of stock of Restricted Subsidiaries, (vii) limitation on transactions with affiliates and (viii) restrictions on consolidations, mergers and transfers of assets.

          Part of the proceeds from the Senior Secured Notes were used to retire or defease $180,285,000 in long-term debt, including $105,000,000 of 11 1/2% First Mortgage Notes due 2001, and accrued interest and other costs of $16,396,000, as well as to consummate the LRGP Acquisition.

Note 6.   Common Stock

          The Company's Board of Directors authorized the offering, on a pro-rata basis, of rights (the "Rights Offering") to purchase shares of the Company's common stock at a price of $5.875 per share at a ratio of approximately one share for every four shares owned to certain of its shareholders of record on March 15, 1996. At July 31, 1996, proceeds from the issuance of 2,395,194 shares of common stock from the Rights Offering totaled approximately $14,026,000, net of issuance costs of approximately $46,000.

          Employees exercised options to purchase 30,375 shares of the Company's common stock at prices between $0.89 and $5.33, for an aggregate amount of $77,000.

          On August 6, 1996 Crown Casino Corporation exercised rights to purchase 684,786 shares of the Company's common stock, for aggregate proceeds of approximately $4,023,000.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.

GENERAL

The Company's results of operations for the three months ended July 31, 1996 reflect the Company's equity in the income of the Isle-Bossier City and the Isle-Lake Charles, which commenced operations on July 29, 1995. In addition, the results of operations for the three months ended July 31, 1996 were impacted by the substantial expansion of the Isle-Biloxi, which included adding a hotel and enhancements to the land-based pavilion and the casino, completed in August 1995, the acquisition of Pompano Park in June 1995, and the acquisition of GPRI on May 3, 1996.

The Company believes that the results of operations for the three months ended July 31, 1996 and 1995 may not be indicative of the results of operations for future periods primarily because, in the past, the Company has reported its interests in the Isle-Bossier City and the Isle-Lake Charles using the equity method of accounting. As a result of the LRGP Acquisition on August 6, 1996, the Company will consolidate the results of operations of the Isle-Bossier City and the Isle-Lake Charles. In addition, the Company believes that its historical results may not be comparable to future results of operations because of the substantial present and expected future increase in gaming competition for gaming customers in each of the Company's markets as new casinos open and as existing casinos add to or enhance their facilities. Furthermore, the historical results of operations reflect the Isle-lake Charles as a single riverboat operation, whereas the Isle-Lake Charles operates two riverboats as of July 12, 1996. In addition, the land-based pavilion at the Isle-Lake Charles was recently expanded. The Company believes that seasonality does not have a significant effect on its business.

RESULTS OF OPERATIONS

Three Months Ended July 31, 1996 Compared to Three Months Ended July 31, 1995

Total revenue was $48.1 million for the three months ended July 31, 1996, as compared to $32.4 million for the three months ended July 31, 1995, representing an increase of 48%. Casino revenue, in total, increased by 28% to $37.5 million from $29.2 million compared to the prior year, due mainly to a $6.0 million increase in casino revenue at the Isle-Biloxi attributable primarily to increased casino traffic as a result of the opening of a 367-room hotel on site, and $4.5 million in casino revenue for GPRI at the Isle-Lake Charles during 20 days of operations through July 31, 1996, partially offset by a $2.2 million decrease in casino revenue at the Isle of Capri Casino - Vicksburg (the "Isle-Vicksburg) attributable to increased promotional activity by competitors in that market. The Company has not consolidated the revenue of the Isle-Bossier City and Isle-Lake Charles, which totaled $40.4 million and $24.3 million, respectively, for the first quarter of fiscal year 1997, compared to $40.3 million and $0.5 million, respectively, in the prior fiscal year, but will consolidate that revenue following the LRGP Acquisition.

Revenue for the quarter ended July 31, 1996, includes room revenue of $2.2 million for the new hotel and entertainment pavilion at the Isle-Biloxi. Room revenue does not reflect the value of any complementaries.

The Company received management fees of $2.0 million for the three months ended July 31, 1996, compared to $1.2 million for the same period in the prior year, representing an increase of 66%. In addition to fees under the Company's management agreement with LRGP with respect to the Isle-Bossier City, $0.8 million in fees were received under the Company's management agreement with SCGC with respect to the Isle-Lake Charles in the first quarter of fiscal 1997. As a result of the LRGP acquisition and SCGC acquisition, future fees from its management agreements will not be reported because such amounts will be eliminated in consolidation.

Fiscal 1996 revenue includes pari-mutuel commissions, simulcast fees and admissions of $3.4 million generated by Pompano Park.

Food, beverage and other revenue was $3.1 million for the first quarter of fiscal 1997, compared to $2.0 million for the same period in fiscal 1996, representing an increase of 52%. Food, beverage and other revenue does not reflect the value of any complementaries. Of the $1.1 million increase, $0.3 million is attributable to revenue generated at Pompano Park. The remainder of the increase in food, beverage and other revenue is primarily attributable to the opening of the new hotel at the Isle-Biloxi on August 1, 1995.

Casino expenses for the three months ended July 31, 1996 totaled $14.5 million, as compared to $10.4 million for the three months ended July 31, 1995. Casino expenses consist primarily of salaries, wages, and benefits, and operating and certain promotional expenses of the casinos. Casino expenses as a percentage of casino revenues increased from 36% to 39% in the first quarter of fiscal 1997 due to the cost of complementaries.

Operating expenses for the quarter ended July 31, 1996 also include room expenses of $0.9 million from the new hotel at the Isle-Biloxi. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotel are shared with the casino and are presented in their respective expense categories.

Gaming taxes paid to the States of Mississippi and Louisiana, cities and counties totaled $4.9 million for the quarter ended July 31, 1996, as compared to $3.6 million in the same period in the prior year, and are consistent with the aforementioned increase in casino revenue.

Pari-mutuel operating costs of Pompano Park totaled $2.9 million in the first quarter of fiscal 1997. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food and beverage expenses of $2.1 million in the first quarter of fiscal 1997 reflect an 11% increase over the same period in fiscal 1996, consistent with the percentage increase in food and beverage revenues. The increase was attributable to Pompano Park and the opening of the new hotel at the Isle-Biloxi.

Marine and facilities expenses totaled $3.0 million in the three months ended July 31, 1996, representing an increase of 43% over the $2.1 million reported in the prior year. Of the $0.9 million increase, $0.5 million relates to facilities and maintenance costs of Pompano Park, while an additional $0.2 million relates to the expansion at the Isle-Biloxi and the associated labor, rent expense, utility and maintenance costs of that expanded facility.

Marketing and administrative expenses totaled $9.9 million for the three months ended July 31, 1996, a 21% increase over the $8.1 million for the same period in the prior fiscal year. The $1.7 million increase is due primarily to additional promotions at the Isle-Biloxi and the Isle-Vicksburg in response to increased competition in those markets.

Depreciation and amortization expense was $3.4 million for the quarter ended July 31, 1996, representing a 28% increase over depreciation and amortization expense of $2.6 million in the prior period. The increase was primarily attributable to the new hotel and entertainment pavilion at the Isle-Biloxi.

Preopening expenses of $2.0 million in the three months ended July 31, 1996 represent salaries, benefits, training, marketing and other non-capitalizable costs which were expensed as incurred in connection with the opening of the Grand Palais Riverboat. Preopening expenses in the prior period of $1.3 million relate to the opening of the new hotel at the Isle-Biloxi.

Interest expense was $4.7 million in the quarter ended July 31, 1996, as compared to $3.2 million, net of capitalized interest of $1.0 million, in the same period in the prior year. This $1.5 million increase was primarily due to additional debt incurred to finance the new hotel and pavilion and furniture, fixtures and equipment at the Isle-Biloxi, as well as additional indebtedness relating to land purchased for new development and the acquisition of Pompano Park.

The Company had net income of $2.9 million for the quarter ended July 31, 1996, as compared to net income of $2.3 million for the same period in the prior year, representing an increase of 25%. The Company's net income for the quarter ended July 31, 1996 includes $4.3 million, representing the Company's equity in the income of LRGP and SCGC compared to $4.7 million for the same period in the prior year. The Company's effective income tax rate was 36% for the three months ended July 31, 1996 as compared to 45% for the three months ended July 31, 1995. The decrease in the effective tax rate was due to the exclusion of the Company's share of the net income of SCGC in its calculation of income taxes. Earnings per share decreased 7% from $0.14 in the first quarter of fiscal 1997 to $0.15 in fiscal 1996.

Liquidity and Capital Resources

At July 31, 1996, the Company had cash and cash equivalents of $22.3 million compared to $18.6 million at July 31, 1995. During the three month period ended July 31, 1996, operating activities provided $4.1 million of cash flow to the Company as compared to $0.5 million of cash flow used in operating activities in the first quarter of fiscal 1996.

The Company invested $1.1 million in property and equipment in the first quarter of fiscal 1997, primarily for equipment, as well as in connection with the construction of limited stakes poker rooms at Pompano Park Harness Track, which are scheduled to open January 1, 1997, subject to county approval.

On May 3, 1996, the Company purchased all of the common stock of GPRI. The aggregate consideration paid by the Company in the GPRI Acquisition was approximately $61.5 million, consisting of cash in the amount of approximately $8.2 million, notes and the assumption of indebtedness of approximately $37.1 million, 2,250,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock at an exercise price of $10.00 per share. On the same date, the Company consummated the SCGC Acquisition for 1,850,000 shares of common stock and restructured the terms of an existing $20.0 million note previously issued to Crown Casino.

Through August 6, 1996, the Company had received an aggregate of $18.1 million from the issuance of 3,079,980 shares of common stock issued pursuant to the Rights Offering.

The Company anticipates that its principal near-term capital requirements will relate to the expansion of its operations at the Isle-Lake Charles in connection with the GPRI Acquisition and at the Isle-Bossier City if the Company is successful in obtaining an additional license at that location and investments in hotel properties adjacent to the Isle-Bossier City and the Isle-Lake Charles. On August 6, 1996, the

Company issued $315,000,000 of 12 1/2% Senior Secured Notes due 2003. Interest on the Senior Secured Notes is payable semiannually on each February 1 and August 1, commencing February 1, 1997, through maturity. Part of the proceeds from the Senior Secured Notes were used to retire or defease $180,285,000 in long-term debt, including $105,000,0000 of 11 1/2% First Mortgage Notes due 2001, accrued interest and other costs of $16,396,000 and to acquire the remaining 50% interest in LRGP held by Louisiana River Site Development, Inc. The consideration for the LRGP Acquisition included $85,000,000 million in cash, five-year warrants to purchase 500,000 shares of common stock at an exercise price of $10.50 per share, and $1.5 million per year for seven years, payable monthly beginning on October 1, 1998.

Although the Company is not presently committed to making any significant capital expenditures or investment into a new gaming market, net proceeds from the aforementioned transactions are intended to provide capital for making improvements and enhancements to the Company's existing facilities and other general corporate purposes. The Company also believes that it will be necessary to make certain capital improvements to its land-based facilities at the Isle-Bossier City and the Isle-Vicksburg and that enhancements to its non-gaming amenities at all facilities will be important to its operations. The Company may, in the future, also consider expanding its casino square footage at the Isle-Biloxi. In addition, the Company may consider making investments in jurisdictions where gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

An important component of the Company's operating strategy will be to develop, open and operate, either directly, through a hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos.

The Company expects that available cash, net proceeds from the rights offering and the 12 1/2% Senior Secured Notes and cash from future operations will be adequate to fund the aforementioned transactions, planned capital expenditures, debt service and working capital requirements. In addition, the Indenture governing the Senior Secured Notes will place certain limits on the Company's ability to incur additional indebtedness and to make certain investments. As a result of the issuance of the Senior Secured Notes, the Company will be highly leveraged and, as a result may be unable to obtain debt or equity financing on terms acceptable to the Company. No assurance can be made that the Company will have sufficient capital resources to expand into new gaming markets or make significant capital expenditures at its existing properties beyond those discussed above.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of fiscal 1997, and there was no material effect of adoption.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None
          -----------------


Item 2.   Changes in Securities
          ---------------------

          A. On July 26, 1996 the Company and Fleet National Bank, as Trustee, entered into the Fourth Supplement Indenture governing the Company's 11-1/2% First Mortgage Notes due 2001 (the"Amendment"). The modification effected by the Amendment set forth the Company's ability to defease the Security covenants and provisions of such First Mortgage Notes.

          B. On August 6, 1996, the Company issued its 12-1/2% Senior Secured Notes due 2003, in aggregate principal amount of $315 million, and in connection therewith defeased the covenants pertaining to the Company's 11-1/2 First Mortgage Notes due 2001, including the Company's covenants as to the provision of security. As a result, the Security formerly securing such First Mortgage Notes now secures, in substantial point, the newly issued Senior Secured Notes.

Item 3.   Defaults upon Senior Securities - None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders  - None
          ---------------------------------------------------

Item 5.   Other Information
          -----------------

          A.   On August 5, 1996 the Company announced that it had hired Edward
               F. Reese to serve as its new Vice President of Construction and Design. Mr. Reese assumed his position on August 5, 1996.

Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

               A list of the exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

          B.   Reports on Form 8-K
               -------------------

          During the first quarter ended July 31, 1996, the Company filed the following reports on Form 8-K for the following dates:

          1. July 12, 1996 (date of event reported), the Company reported the acceptance of the resignations of Juris Basens, Chief Operating Officer, and David Palik, Vice President of Marketing.

          2. July 3, 1996 (date of event reported), the Company reported that it agreed to purchase from Louisiana Downs, Inc. the 50% interest not owned by the Company in the partnership that owned (i) the Isle of Capri Casino in Bossier City, Louisiana and (ii) a 50% interest in the Isle of Capri Casino in Lake Charles, Louisiana. The Company also made available in such 8-K Report its audited financial statements for the fiscal year ended April 30, 1996.

          3. May 3, 1996 (date of event reported), the Company reported the acquisition of all of the common stock of Grand Palais Riverboat, Inc (the "GPRI Acquisition") and the acquisition of a 50% interest in the St. Charles Gaming Company, Inc. (the "SCGC Acquisition"). The Company filed two amendments to such 8-K Report, both dated May 3, 1996 (date of event reported), to provide financial statements of St. Charles Gaming Company, Inc. and pro forma financial information related to the SCGC Acquisition.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CASINO AMERICA, INC.



Dated: September 16, 1996              By:/s/ Rexford A. Yeisley
                                          ----------------------
                                          Rexford A. Yeisley
                                          Chief Financial Officer &
                                          Treasurer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer and
                                          Accounting Officer)

Exhibit Number                    Description
- --------------                    -----------
10.1                              Employment Agreement, dated July 19, 1996 by
                                  and between Casino America, Inc. and Edward F.
                                  Reese, Jr.

27                                Financial Data Schedule