Form 10-Q/A
period 1996-07-31
CASINO AMERICA INC
filed 1996-10-01
CIK 863015

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

                             Casino America, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            41-1659606
------------------------------------------------------------------------------
        (State of Incorporation)        (IRS Employer Identification No.)

711 Washington Loop, Second Floor, Biloxi, Mississippi        39530
----------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                (601) 436-7000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                              CASINO AMERICA, INC.
                                   FORM 10-Q
                                     INDEX

Part I -  FINANCIAL  INFORMATION
          Item 1.  Financial Statements
                   Consolidated Balance Sheets,
                    July 31, 1996 (unaudited) and
                    April 30, 1996                                       1-2
                   Consolidated Statements of
                    Income for the Three Months
                    Ended July 31, 1996 and 1995
                    (unaudited)                                            3
                   Consolidated Statements of
                    Cash Flows for the Three Months
                    Ended July 31, 1996 and 1995
                    (unaudited)                                          4-5
                   Notes to Unaudited Consolidated
                    Financial Statements                                 6-11
          SIGNATURES                                                     12


                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            JULY 31, 1996   APRIL 30, 1996
                                                            -------------   --------------
                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 22,279,000  $ 18,585,000
  Accounts receivable:
    Related parties                                               1,259,000     3,171,000
    Other                                                         3,130,000     1,764,000
  Deferred income taxes                                           1,001,000     1,001,000
  Prepaid expenses and other assets                               2,591,000     2,858,000
                                                               ------------  ------------
TOTAL CURRENT ASSETS                                             30,260,000    27,379,000
                                                               ------------  ------------
PROPERTY AND EQUIPMENT:
  Land and improvements                                          25,497,000    25,485,000
  Leasehold improvements                                         50,813,000    50,130,000
  Buildings and improvements                                      6,282,000     6,099,000
  Riverboats and floating pavilions                              66,830,000    33,591,000
  Furniture, fixtures and equipment                              48,299,000    35,835,000
  Construction in progress                                           33,000       375,000
                                                               ------------  ------------
                                                                197,754,000   151,515,000
  Less: Accumulated depreciation                                 25,435,000    22,209,000
                                                               ------------  ------------
Property and equipment net                                      172,319,000   129,306,000
                                                               ------------  ------------
OTHER ASSETS:
  Investment in and advances to joint ventures                   51,647,000    34,281,000
  Notes receivable - related party                                4,700,000     4,700,000
  Other investments                                               2,250,000     2,250,000
  Property held for development or sale                          15,840,000    15,840,000
  Goodwill, net of accumulated amortization of
   $36,000 and $-0-, respectively                                16,652,000            --
  Berthing, concession and leasehold rights, net of
   accumulated amortization of $1,288,000 and
   $1,209,000 respectively                                        4,981,000     5,060,000
  Deferred financing costs, net of accumulated amortization
   of $1,416,000 and $1,229,000, respectively                     5,509,000     4,327,000
  Prepaid expenses                                                  915,000       743,000
  Deposits and other                                              1,136,000     2,588,000
                                                               ------------  ------------
                                                                103,630,000    69,789,000
                                                               ------------  ------------
TOTAL ASSETS                                                   $306,209,000  $226,474,000
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

          June 9, 1995, the SCGC Acquisition, the LRGP Acquisition and the GPRI Acquisition, as if such transactions had occurred on May 1, 1995.

                                                      Three Months Ended July 31,
                                                         1996             1995
                                                      ---------------------------
                    Total revenue                     $110,732,000    $72,351,000
                    Operating income                  $ 14,919,000    $ 7,887,000
                    Net income (loss)                 $  2,313,000      ($960,000)
                    Net income (loss) per common and
                      common equivalent share                $0.11         ($0.05)

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

                                       CASINO AMERICA, INC.



Dated: October 1, 1996                 By: /s/ Rexford A. Yeisley
                                          -------------------------------------
                                          Rexford A. Yeisley
                                          Chief Financial Officer &
                                          (Duly Authorized Officer and
                                          Principal Financial Officer and
                                          Accounting Officer)