Form 10-Q
period 1996-10-31
CASINO AMERICA INC
filed 1996-12-13
CIK 863015

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               October 31, 1996
                              --------------------------------------------------

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from

--------------------------------------------------------------------------------

Commission File Number:                             0-20538
                        --------------------------------------------------------

                             Casino America, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   41-1659606
--------------------------------------------------------------------------------
     (State of Incorporation)                (IRS Employer Identification No.)

711 Washington Loop, Second Floor, Biloxi, Mississippi               39530
--------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

                                (601) 436-7000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X            No
                              ------            ------

Shares of Common Stock outstanding at November 30, 1996:   23,313,487
                                                         --------------

                              CASINO AMERICA, INC.
                                   FORM 10-Q
                                     INDEX

Part I -  FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Consolidated Balance Sheets,
                     October 31, 1996 (unaudited) and
                     April 30, 1996                                  1-2
                   Consolidated Statements
                     of Operations for the Three Months
                     and Six Months Ended
                     October 31, 1996 and 1995 (unaudited)             3
                   Consolidated Statements of
                     Cash Flows for the Six Months
                     Ended October 31, 1996 and 1995
                     (unaudited)                                     4-5
                   Consolidated Statement of
                     Stockholders' Equity
                     (unaudited)                                       6
                    Notes to Unaudited Consolidated
                     Financial Statements                           7-11
          Item 2.  MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                       12-18

Part II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                  19
          Item 2.  Changes in Securities                              19
          Item 3.  Defaults Upon Senior Securities                    19
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                                  19
          Item 5.  Other Information                                  19
          Item 6.  Exhibits and Reports on Form 8-K                   19

          SIGNATURES                                                  20

          EXHIBIT LIST                                                21

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  OCTOBER 31, 1996  APRIL 30, 1996
                                                  ----------------  --------------
                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $ 58,034,000    $ 18,585,000
 Accounts receivable:
    Related parties                                        161,000       3,171,000
    Other                                                4,080,000       1,764,000
  Income Taxes Receivable                                8,984,000              --
  Deferred income taxes                                  2,057,000       1,001,000
  Prepaid expenses and other assets                      4,551,000       2,858,000
                                                      ------------    ------------
TOTAL CURRENT ASSETS                                    77,867,000      27,379,000
                                                      ------------    ------------

PROPERTY AND EQUIPMENT:
  Land improvements                                     33,067,000      25,485,000
  Leasehold improvements                                94,729,000      50,130,000
  Buildings and improvements                             8,598,000       6,099,000
  Riverboats and floating pavilions                    125,044,000      33,591,000
  Furniture, fixtures and equipment                     78,069,000      35,835,000
  Construction in progress                                 495,000         375,000
                                                      ------------    ------------
                                                       340,002,000     151,515,000
  Less: Accumulated depreciation                        46,112,000      22,209,000
                                                      ------------    ------------
Property and equipment, net                            293,890,000     129,306,000
                                                      ------------    ------------

OTHER ASSETS:
  Investment in and advances to joint ventures                  --      34,281,000
  Notes receivable - related party                              --       4,700,000
  Other investments                                      2,250,000       2,250,000
  Property held for development or sale                 15,840,000      15,840,000
  Goodwill, net of accumulated amortization of
   $1,957,000 and $-0-, respectively                   114,657,000              --
  Berthing, concession and leasehold rights, net of
   accumulated amortization of $1,366,000 and
   $1,209,000 respectively                               4,903,000       5,060,000
  Deferred financing costs, net of accumulated
   amortization of $467,000 and $1,229,000,
   respectively                                         12,257,000       4,327,000
  Prepaid expenses                                         862,000         743,000
  Deposits and other                                     4,484,000       2,588,000
                                                      ------------    ------------
                                                       155,253,000      69,789,000
                                                      ------------    ------------
TOTAL ASSETS                                          $527,010,000    $226,474,000
                                                      ============    ============


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              OCTOBER 31, 1996   APRIL 30, 1996
                                              ----------------   --------------
                                                (UNAUDITED)
LIABILITIES AND  STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt       $ 12,307,000     $  8,884,000
     Accounts payable:
          Trade                                    6,583,000        6,169,000
     Accrued liabilities:
          Interest                                11,379,000        5,802,000
          Payroll and payroll related             16,375,000        6,333,000
          Property and other taxes                 6,415,000        6,880,000
          Progressive jackpots and slot club
           awards                                  5,849,000        1,851,000
          Other                                    2,067,000        2,392,000
                                                ------------     ------------
TOTAL CURRENT LIABILITIES                         60,975,000       38,311,000
                                                ------------     ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES        374,417,000      130,894,000
                                                ------------     ------------
DEFERRED INCOME TAXES                              6,999,000        6,999,000

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value;
      2,000,000 shares authorized; none
      issued                                              --               --
     Common stock, $0.01 par value; 45,000,000
      shares authorized; shares issued and
      outstanding: 23,300,587 and 16,038,882,
      respectively                                   233,000           160,000
     Class B common stock, $0.01 par value;
      3,000,000 shares authorized; none issued            --                --
     Additional paid-in capital                    62,426,000       13,857,000
     Retained earnings                             21,960,000       36,253,000
                                                 ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                         84,619,000       50,270,000
                                                 ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $527,010,000     $226,474,000
                                                 ============     ============

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended October 31,        Six Months Ended October 31,
                                                  1996           1995                 1996           1995
                                            ------------------------------       -----------------------------
  REVENUE:
   Casino                                     $ 94,624,000    $29,660,000         $132,098,000    $58,855,000
   Rooms                                         4,256,000      1,488,000            6,440,000      1,488,000
   Management fee - joint ventures                  98,000      1,553,000            2,110,000      2,768,000
   Pari-mutuel commissions and fees              2,277,000      1,764,000            5,664,000      2,825,000
   Food, beverage and other                      5,784,000      1,226,000            8,847,000      2,173,000
                                              ------------    -----------         ------------    -----------
TOTAL REVENUE                                  107,039,000     35,691,000          155,159,000     68,109,000
                                              ------------    -----------         ------------    -----------

OPERATING EXPENSES:
   Casino                                       24,998,000      6,531,000           35,962,000     13,430,000
   Rooms                                         1,543,000        975,000            2,401,000        975,000
   Gaming taxes                                 18,281,000      3,550,000           23,229,000      7,137,000
   Pari-mutuel                                   2,398,000      2,772,000            5,308,000      3,947,000
   Food, beverage and other                      5,229,000      1,820,000            7,599,000      3,933,000
   Marine and facilities                         6,445,000      2,434,000            9,420,000      4,509,000
   Marketing and administrative                 34,181,000     12,270,000           47,347,000     22,540,000
   Preopening expenses                             516,000             --            2,500,000      1,290,000
   Depreciation and amortization                 8,075,000      2,899,000           11,448,000      5,527,000
                                              ------------    -----------         ------------    -----------
TOTAL OPERATING EXPENSES                       101,666,000     33,251,000          145,214,000     63,288,000
                                              ------------    -----------         ------------    -----------

OPERATING INCOME                                 5,373,000      2,440,000            9,945,000      4,821,000

INTEREST EXPENSE                               (11,960,000)    (3,559,000)         (16,644,000)    (6,725,000)
INTEREST INCOME:
   Related parties                                      --        406,000              203,000        430,000
   Other                                           174,000        106,000              344,000        386,000
EQUITY IN INCOME OF UNCONSOLIDATED
  JOINT VENTURES                                   255,000      4,574,000            4,534,000      9,276,000
LOSS ON DISPOSAL OF EQUIPMENT                           --       (312,000)                  --       (326,000)
                                              ------------    -----------         ------------    -----------
INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                            (6,158,000)     3,655,000           (1,618,000)     7,862,000
INCOME TAX PROVISION (BENEFIT)                  (1,201,000)     1,611,000              422,000      3,484,000
                                              ------------    -----------         ------------    -----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                            (4,957,000)     2,044,000           (2,040,000)     4,378,000
EXTRAORDINARY ITEM (NET OF TAXES)              (12,253,000)            --          (12,253,000)            --
                                              ------------    -----------         ------------    -----------

NET INCOME (LOSS)                             ($17,210,000)   $ 2,044,000         ($14,293,000)   $ 4,378,000
                                              ============    ===========         ============    ===========

INCOME (LOSS) PER SHARE BEFORE
 EXTRAORDINARY ITEM                                 ($0.21)         $0.13               ($0.09)         $0.28

NET INCOME (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE                            ($0.74)         $0.13               ($0.66)         $0.28

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES                       23,229,000     15,774,000           21,669,000     15,884,000

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended October 31,
                                                               1996           1995
                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           (14,293,000)  $  4,378,000
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                              12,169,000      6,076,000
  Deferred income taxes                                              --         65,000
  Equity in income of unconsolidated joint
   ventures                                                  (4,534,000)    (9,276,000)
  Extra ordinary loss on retirement of debt
    (net of taxes)                                           12,253,000             --
  Loss on disposal of equipment                                      --        326,000
  Changes in current assets and
   liabilities:
    Accounts receivable                                       2,363,000       (829,000)
    Income tax receivable                                    (2,386,000)     1,189,000
    Prepaid expenses and other                                 (451,000)      (425,000)
    Accounts payable                                         (1,534,000)    (4,189,000)
    Accrued liabilities                                       4,821,000      3,794,000
                                                          -------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     8,408,000      1,109,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          (7,596,000)   (27,767,000)
Net cash paid for acquisitions                              (81,168,000)            --
Proceeds from disposals of property and equipment               518,000        250,000
Repayments from joint ventures                                       --      2,300,000
Distributions from joint ventures                                    --      1,057,000
Decrease in restricted cash                                          --     12,171,000
Other                                                         1,138,000        517,000
                                                          -------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                       (87,108,000)   (11,472,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                    317,698,000      5,251,000
Principal payments on borrowings and cash paid
  to retire debt                                           (205,182,000)    (4,894,000)
Deferred financing costs                                    (12,724,000)      (764,000)
Proceeds from sale of stock and exercise of options          18,357,000        223,000
                                                          -------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         118,149,000       (184,000)
                                                          -------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         39,449,000    (10,547,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             18,585,000     18,997,000
                                                          -------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  58,034,000   $  8,450,000
                                                          =============   ============
                                 (CONTINUED)

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended October 31,
                                                               1996           1995
                                                          ----------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
 Interest, net of amounts capitalized                     $ 12,373,000    $6,112,000
 Income taxes, net of refunds received                       7,390,000      (341,000)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Notes payable and debt issued for:
 Land                                                               --     1,726,000
 Property and equipment                                        514,000     3,713,000
 Insurance premiums                                            573,000       339,000

Acquisitions:
 Debt assumed                                              (37,142,000)           --
 Debt issued                                               (90,328,000)           --
 Stock issued                                              (27,669,000)           --
 Warrants issued                                            (2,500,000)           --

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                              Shares of             Additional                      Total
                                Common     Common     Paid-In      Retained     Stockholders'
                                Stock      Stock      Capital      Earnings         Equity
                              ----------  --------  -----------  -------------  --------------
Balance, April 30, 1996       16,038,882  $160,000  $13,857,000  $ 36,253,000    $ 50,270,000

  Issuance of common
      stock                    6,495,194    65,000   41,813,000                    41,878,000

  Issuance of warrants                                1,250,000                     1,250,000

  Exercise of stock
      options                     30,375     1,000       76,000                        77,000

  Issuance of common stock
     for compensation              8,300                 67,000                        67,000

Net Income                                                          2,917,000       2,917,000
                              ----------  --------  -----------  ------------   -------------
Balance, July 31, 1996        22,572,751   226,000   57,063,000    39,170,000      96,459,000

  Issuance of common
      stock                      684,786     7,000    3,888,000                     3,895,000

   Issuance of warrants                               1,250,000                     1,250,000

   Exercise of stock
      options                     35,250                176,000                       176,000

Issuance of common stock
      for compensation             7,800                 49,000                        49,000

Net (Loss)                                                        (17,210,000)    (17,210,000)
                              ----------  --------  -----------  ------------   -------------
Balance, October 31, 1996     23,300,587  $233,000  $62,426,000  $ 21,960,000    $ 84,619,000
                              ==========  ========  ===========  ============   =============

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              CASINO AMERICA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Presentation
         ---------------------

         Casino America, Inc. (the "Company") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning, and operating riverboat and dockside casinos and related facilities. The Company has licenses to conduct gaming operations in Biloxi and Vicksburg, Mississippi, and in Bossier City and Lake Charles, Louisiana through its subsidiaries.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

         Goodwill
         --------

         Goodwill principally represents the excess purchase price the Company paid in acquiring the net identifiable assets of St. Charles Gaming Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP"). The Company began amortizing these costs from the effective date of acquisition or commencement of operations in the case of GPRI, over a twenty-five-year period using the straight-line method.

         Impact of Recently Issued Accounting Standards
         ----------------------------------------------

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in fiscal 1997, and there was no material effect of adoption.

         Reclassifications
         -----------------

         Certain prior period amounts have been reclassified to conform with the current presentation.

Note 2.  Business Acquisitions
         ---------------------

         Purchase of GPRI and SCGC
         -------------------------

         On May 3, 1996, the Company purchased all of the outstanding shares of common stock of GPRI in a bankruptcy proceeding (the "GPRI Acquisition"). Pursuant to the Plan of Reorganization adopted in such bankruptcy proceeding, the Company purchased 100% of the shares of the reorganized GPRI, which at the time of closing owned the Grand Palais Riverboat, gaming equipment, certain other furniture, fixtures and equipment, all necessary gaming licenses issued by the State of Louisiana, and other permits and authorizations. Commencing July 12, 1996, the Company began operating the GPRI vessel as part of a two-riverboat operation with the SCGC vessel (collectively, the two vessel operation is referred to as the "Isle - Lake Charles"). The aggregate consideration paid by the Company in connection with the GPRI Acquisition was approximately $61.5 million, consisting of cash in the amount of approximately $8.2 million, notes and the assumption of indebtedness of approximately $37.1 million, 2,250,000 shares of common stock, and warrants to purchase an additional 500,000 shares of common stock at an exercise price of $10 per share.

         At the time of the GPRI Acquisition, the Company also purchased the remaining 50% interest in SCGC not already owned by LRGP (the "SCGC Acquisition"), in exchange for 1,850,000 shares of the Company's common stock and a five-year warrant. The warrant allows the seller to convert up to $5,000,000 of its note receivable from the Company to 416,667 shares of common stock of the Company. The purchase agreement also provides for the restructuring of certain indebtedness owed to the seller.

         LRGP Acquisition
         ----------------

         On August 6, 1996, the Company acquired the remaining 50% interest in Louisiana Riverboat Gaming Partnership ("LRGP") and LRG Hotels, L.L.C. held by Louisiana River Site Development, Inc. (the "LRGP Acquisition"). The consideration for the LRGP Acquisition included (i) $85 million in cash, (ii) five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $10.50 per share and (iii)
         $1.5 million per year for seven years, payable monthly beginning on October 1, 1998.

         Pompano Park
         ------------

         On June 30, 1995, the Company acquired 100% of Pompano Park (the "Pompano Acquisition"), a harness racing track located in Pompano Beach, Florida, for approximately $8,000,000. If casino gaming is legally permitted in Florida at the

         Pompano Park site by June 30, 2001, the Company is required to pay additional consideration to the seller amounting to $25,000,000 plus 5% of net gaming win, as defined. The probability of the Company paying such additional consideration is remote; however, if such payments are made in the future, they would be accounted for as additional purchase price and allocated to goodwill. Such goodwill will be amortized over a period to be determined at date of payment not to exceed 40 years.

         The SCGC Acquisition, the LRGP Acquisition, the GPRI Acquisition and the Pompano Acquisition have been accounted for by the Company using the purchase method of accounting, and the Company's proportionate share of the results of operations for each of the acquired companies has been included in the Company's results of operations from the respective dates of acquisition. Total goodwill related to the above acquisitions was approximately $116.1 million. The allocation of the purchase prices for these acquisitions has been performed on a preliminary basis and is subject to further analysis and revisions.

         Pro forma Information
         ---------------------

         The following unaudited pro forma condensed consolidated financial information for the six months ended October 31, 1996 gives effect to the SCGC Acquisition, the LRGP Acquisition, and the GPRI Acquisition, as if such transactions had occurred on May 1, 1996. The unaudited pro forma condensed consolidated financial information for the six months ended October 31, 1995 gives effect to LRGP's purchase of a 50% interest in SCGC on June 9, 1995, the SCGC Acquisition, the LRGP Acquisition and the GPRI Acquisition, as if such transactions had occurred on May 1, 1995.

                                                     Six Months Ended October 31,
                                                        1996             1995
                                                    -----------------------------
         Total revenue                              $220,603,000     $161,757,000
         Operating income                             20,813,000       18,950,000
         Net income (loss)                            (2,686,000)         787,000
         Net income (loss) per common
          and common equivalent share               $       (.12)    $        .04

         The pro forma financial information presented above does not purport to be indicative of the results of operations that actually would have been achieved if the operations were combined during the periods presented nor is it intended to be a projection of results or trends. Because the Company will consolidate LRGP and SCGC for reporting periods subsequent to the date of the LRGP Acquisition, the pro forma financial information has been presented on a consolidated basis. The pro forma operating results presented above do not give effect to the acquisition of Pompano prior to June 30, 1995 because the pro forma effect of this acquisition would not be material to the operating results of the Company.

         The pre-bankruptcy business of GPRI consisted entirely of developing and operating the Grand Palais riverboat casino in New Orleans, Louisiana. The Grand Palais began gaming operations in New Orleans on March 29, 1995 and, due to poor operating results, ceased operations on June 6, 1995. GPRI was forced into involuntary bankruptcy on July 26, 1995 and was completely non-operational between June 6, 1995 and the subsequent reopening of the Grand Palais at the Isle-Lake Charles on July 12, 1996. Other than amortization of the related goodwill and interest on debt incurred to effect the GPRI Acquisition, adjustments related to the pre-bankruptcy operations of GPRI have not been included in the pro forma results of operations for the six months ended October 31, 1995 because the pre-bankruptcy operations of GPRI were very limited and substantially different than the post-acquisition operations.

Note 3.  Operating Expenses
         ------------------

         The Isle of Capri Casino in Biloxi, Mississippi, (the "Isle-Biloxi"), which originally opened on August 1, 1992, underwent a substantial reconfiguration of its existing casino complex and opened a new hotel and pavilion on August 1, 1995. The Company incurred $1,290,000 of preopening expenses in connection with the opening of this expanded facility during the three-month period ended October 31, 1995.

         On July 12, 1996, GPRI commenced operations as part of a two-boat operation and recently expanded pavilion at the Isle-Lake Charles. The Company incurred $516,000 of preopening expenses in connection with the opening of GPRI during the three-month period ended October 31, 1996 and $2,500,000 of preopening expenses for the six-month period ended October 31, 1996.

Note 4.  Long-term Debt
         --------------

         On August 6, 1996, the Company issued $315,000,000 of 12-1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semiannually on each February 1, and August 1, commencing February 1, 1997, through maturity.

         The Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2000, at the redemption prices set forth in the indenture pursuant to which the Senior Secured Notes were issued (the "Indenture"), plus accrued interest.

         The Company's obligations under the Senior Secured Notes and the Indenture are jointly, severally and unconditionally guaranteed (the "Subsidiary Guarantees" ) on a senior secured basis by all existing and future Significant Restricted Subsidiaries (as defined in the Indenture) of the Company, subject to the receipt of the required approval of any applicable Gaming Authority. The obligations arising under the Subsidiary Guarantees are guaranteed by the Company.

         The Notes are secured by a first priority Lien on substantially all of the assets of the Company, and the Subsidiary Guarantees are secured by a first priority Lien on substantially all of the tangible assets of the Subsidiary Guarantors (as defined in the Indenture), other than (i) the Isle-Biloxi Hotel, the Grand Palais and Pompano Park, as to which junior priority liens have been granted, and (ii) excluded assets (as defined in the Indenture).

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

         Part of the proceeds from the Senior Secured Notes were used to retire or defease $180,285,000 in long-term debt, including $105,000,000 of 11-1/2% First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs of $16,396,000, as well as to consummate the LRGP Acquisition.

Note 5.  Common Stock
         ------------

         The Company's Board of Directors authorized the offering, on a pro-rata basis, of rights (the "Rights Offering") to purchase shares of the Company's common stock at a price of $5.875 per share at a ratio of approximately one share for every four shares owned to certain of its shareholders of record on March 15, 1996. As of October 31, 1996, the proceeds from the issuance of 3,079,980 shares of common stock from the Rights Offering were approximately $18,049,000, net of issuance costs of approximately $46,000.

Note 6.  Extraordinary Item
         ------------------

         The Company incurred extraordinary costs totaling $18,851,000 related to the refinancing of its 11.5% First Mortgage Notes and other debt in early August of 1996. The extraordinary cost included early payment premiums, as well as the write-off of consent fees and debt acquisition costs. The tax benefit from the extraordinary loss was $6,598,000.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.

The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop hotels at the Isle-Bossier City and the Isle-Lake Charles and the expansion of non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resultings from a failure to obtain necessary approvals, and the Company's limited experience in developing hotel operations. Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated August 1, 1996 relating to the issuance of the Company's Senior Secured Notes.

GENERAL

The Company's results of operations for the three months ended October 31, 1996 reflect the consolidated operations from all of the Company's subsidiaries, including the Isle-Biloxi, the Isle-Lake Charles, Isle of Capri Casino in Vicksburg, Mississippi (the "Isle-Vicksburg"), the Isle of Capri Casino in Bossier City, Louisiana (the "Isle-Bossier City") and Pompano Park, Inc. ("PPI"). The LRGP Acquisition, consummated August 6, 1996, gave the Company 100% ownership in the Isle-Bossier City and the Isle-Lake Charles, allowing the Company to consolidate their results of operations in this period. Previously, the Company reported its interests in the Isle-Bossier City and the Isle-Lake Charles using the equity method of accounting. The Company believes that its results of operations for the three and six months ended October 31, 1996 are not readily comparable to the results of operations for the three and six month ended October 31, 1995 primarily because of the consolidation of the results of operations of the Isle-Bossier City and the Isle-Lake Charles. Furthermore, the historical results of operations reflect the Isle-Lake Charles as a single riverboat operation, whereas the Isle-Lake Charles operates two riverboats as of July 12, 1996 as a result of the GPRI Acquisition on May 3, 1996. In addition, the land-based pavilion at the Isle-Lake Charles was recently expanded, and the three months ended October 31, 1996 was the first full quarter of operating results for GPRI. Because of the lack of comparable information on a consolidated basis, the following discussion will focus on certain events and trends that affected the Company's consolidated operations during the quarter ended October 31, 1996 and comparable data on a location basis.

The Company believes that its historical results may not be indicative of future results of operations because of the substantial present and expected future increase in gaming competition for gaming customers in each of the Company's markets as new casinos open and as existing casinos add to or enhance their
facilities.   The Company believes that seasonality does not have a significant effect on its business.

RESULTS OF OPERATIONS

Three Months Ended October 31, 1996 - Consolidated Company

Total revenue for the quarter ended October 31, 1996 was $107.0 million which included $94.6 million of casino revenue, $4.3 million of rooms revenue, $2.3 of pari-mutuel commissions, and $5.9 million of food, beverage and other revenue. The consolidated revenue of the Company has been impacted by the inclusion of the Isle - Bossier City and the Isle - Lake Charles into the Company's consolidated financial statements and by the GPRI operations for a full quarter. Revenue does not reflect the retail value of any complimentaries. Also, as a result of the LRGP Acquisition, management fees are not reported for periods subsequent to the date of acquisition because these amounts have been eliminated in consolidation.

Casino operating expenses for the quarter totaled $25.0 million, or 26% of casino revenue versus $6.5 million, or 22% for the three months ended October 31, 1995. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino.

Operating expenses for the quarter also included room expenses of $1.5 million from the hotels at the Isle - Biloxi and the Isle - Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

State and local gaming taxes paid in Mississippi and Louisiana totaled $18.3 million for the quarter which is consistent with the gaming tax rate for previous periods.

Food and beverage expenses totaled $5.2 million for the quarter. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments.

Marine and facilities expenses totaled $6.4 million for the three months ended October 31, 1996 and included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

Marketing and administrative expenses totaled $34.2 million for the quarter. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation and amortization expense was $8.1 million for the quarter. These expenses relate to capital expenditures and acquisition of leasehold improvements, and berthing and concession rights, as well as the amortization of goodwill.

Preopening expenses of $.5 million for the quarter represent salaries, wages and benefits, training, marketing and other non-capitalized costs which were expensed as incurred in connection with the opening of the Grand Palais riverboat.

Net interest expense was $11.8 million for the quarter net of interest income of $.2 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP.

The Company had a loss before extraordinary item of $5.0 million for the quarter primarily as a result of gearing its Louisiana staffing and marketing expenditure levels for revenue levels greater than actually experienced, in addition to increased competition within its markets. In addition, the Company recorded an extraordinary charge of approximately $12.3 million (net of a tax benefit of $6.6 million) resulting from the refinancing of its 11.5% first Mortgage Notes and other indebtedness in August 1996. The Company's effective tax rate was approximately 31% for the quarter.


Three Months Ended October 31, 1996, Compared to Three Months Ended October 31, 1995-By Location

Isle - Biloxi
-------------

For the quarter ended October 31, 1996, the Isle - Biloxi had total revenue of $22.9 million of which $19.0 million was casino revenue, compared to total revenue of $18.8 million of which $16.0 million was casino revenue for the quarter ended October 31, 1995. The increase in revenue relates primarily to increased occupancy and casino traffic resulting from its 367-room hotel which opened on August 1, 1995. Operating income for the three months ended October 31, 1996 totaled $4.4 million or 19% of total revenues compared to $3.0 million or 16% for the three months ended October 31, 1995. Increased operating income margin is due primarily to improved operating efficiency following the start-up of hotel operations.

Isle - Vicksburg
----------------

For the quarter ended October 31, 1996, the Isle - Vicksburg had total revenue of $13.5 million of which $12.9 million was casino revenue, compared to total revenue of $14.1 million of which $13.7 million was casino revenue for the quarter ended October 31, 1995. Operating Income for the three months ended October 31, 1996 totaled $1.6 million or 12% of total revenue compared to $3.0 million or 21% for the three months ended October 31, 1995. The decrease in revenue and operating income relates primarily to the impact of increased competition within and overall weakness of the market.

Isle - Bossier City
-------------------

For the quarter ended October 31, 1996, the Isle - Bossier City had total revenue of $36.8 million of which $34.0 million was casino revenue, compared to total revenue of $37.6 million of which $35.5 million was casino revenue for the quarter ended October 31, 1995. Operating income for the three months ended October 31, 1996 totaled $4.2 million or 11% of total revenue compared to $10.4 million or 28% for the three months ended October 31, 1995. The decrease in revenue and operating income relates primarily to increased promotional activities by competitors in the market and the addition of a new competitor in the market.

Isle - Lake Charles
-------------------

For the quarter ended October 31, 1996, the Isle - Lake Charles had total revenue of $33.1 million of which $31.9 million was casino revenue, compared to total revenue of $17.6 million of which $16.5 million was casino revenue for the quarter ended October 31, 1995. The increase in revenue relates to the commencement of a two-boat operation on July 12, 1996. Operating loss before preopening expenses associated with the opening of the second riverboat of $.5 million for the three months ended October 31, 1996 totaled $.7 million compared to an operating income of $.8 million before preopening expenses of $1.9 million for the three months ended October 31, 1995. The operating performance at the Isle-Lake Charles was adversely impacted by high marketing and labor costs associated with opening the second riverboat.

Six Months Ended October 31, 1996 - Consolidated Company

Total revenue for the six months ended October 31, 1996 was $155.2 million which included $132.1 million of casino revenue, $6.4 million of rooms revenue, $2.1 million of management fees, $5.7 of pari mutuel commissions, and $9.0 million of food, beverage and other revenue. The consolidated revenue of the Company has been impacted by the inclusion of the Isle - Bossier City and the Isle - Lake Charles into the Company's consolidated financial statements and by the GPRI operations since July 12, 1996. Revenues do not reflect the retail value of any complimentaries. Also, as a result of the LRGP Acquisition, management fees are not reported for the periods subsequent to the date of acquisition because these amounts have been eliminated in consolidation.

Casino operating expenses for the six-month period totaled $36.0 million, or 27% of casino revenue versus $13.4 million, or 23% for the six months ended October 31, 1995. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino.

Operating expenses for the six-month period also included room expenses of $2.4 million from the hotels at the Isle - Biloxi and the Isle - Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

State and local gaming taxes paid in Mississippi and Louisiana totaled $23.2 million for the six-month period, which is consistent with the gaming tax rate for previous periods.

Food and beverage expenses totaled $7.6 million for the six-month period. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments.

Marine and facilities expenses totaled $9.4 million for the six-month period ended October 31, 1996 and include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

Marketing and administrative expenses totaled $47.3 million for the six-month period. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation and amortization expense was $11.4 million for the six-month period. These expenses relate to capital expenditures and acquisition of leasehold improvements, and berthing and concession rights, as well as the amortization of goodwill.

Preopening expenses of $2.5 million for the six-month period represent salaries, wages and benefits, training, marketing and other non-capitalized costs which were expensed as incurred in connection with the opening of the Grand Palais riverboat.

Interest expense was $16.1 million for the six-month period net of interest income of $.5 million. Interest expense relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP and the purchase of GPRI.

The Company had a loss before extraordinary item of $2.0 million for the six months ended October

31, 1996, primarily as a result of the adverse performance of its Louisiana casinos and increased competition within its markets during the three months ended October 31, 1996. In addition, the Company recorded an extraordinary charge of $12.3 million (net of a tax benefit of $6.6 million) resulting from the refinancing of its First Mortgage Notes and other indebtedness in August 1996. The Company's effective tax rate was approximately 30% for the six-month period.

Six Months Ended October 31, 1996, Compared to Six Months Ended October 31, 1995
- By Location

Isle - Biloxi
-------------

For the six months ended October 31, 1996, the Isle - Biloxi had total revenue of $46.0 million of which $38.1 million was casino revenue, compared to total revenue of $32.3 million of which $29.1 million was casino revenue for the six months ended October 31, 1995. The increase in revenue relates to increased occupancy and a full period of operations of its 367-room hotel which opened on August 1, 1995. Operating income for the six months ended October 31, 1996 totaled $8.0 million or 17% of total revenue compared to $4.2 million or 13% for the six months ended October 31, 1995. The increase in operating margin was due primarily to improved operating efficiencies following the start-up of hotel operations.

Isle - Vicksburg
----------------

For the six months ended October 31, 1996, the Isle - Vicksburg had total revenue of $28.2 million of which $26.8 million was casino revenue, compared to total revenue of $30.7 million of which $29.8 million was casino revenue for the six months ended October 31, 1995. Operating income for the six months ended October 31, 1996 totaled $3.8 million or 14% of total revenue compared to $6.8 million or 22% for the six months ended October 31, 1995. The decrease in revenue and operating income is primarily a result of increased competition from within and overall weakness of the market.

Isle - Bossier City
-------------------

For the six months ended October 31, 1996, the Isle - Bossier City had total revenue of $77.2 million of which $71.3 million was casino revenue, compared to total revenue of $77.9 million of which $73.5 million was casino revenue for the six months ended October 31, 1995. Operating income for the six months ended October 31, 1996 totaled $12.2 million or 16% of total revenue compared to $21.3 million or 27% for the six months ended October 31, 1995. The decrease in revenue and operating margin primarily reflects the impact of increased promotional activities by competitors in the market and the addition of a new competitor in the market.

Isle - Lake Charles
-------------------

For the six months ended October 31, 1996, the Isle - Lake Charles had total revenue of $62.9 million of which $59.7 million was casino revenue, compared to total revenue of $18.2 million of which $17.0 million was casino revenue for the six months ended October 31, 1995. The increase in revenue primarily relates to the commencement of operations of GPRI on July 12, 1996. Operating income for the six months ended October 31, 1996 totaled $3.7 million before preopening expenses associated with a second riverboat of $2.5 million compared to an operating loss of $5.1 million before preopening expenses of $1.9 million for the six months ended October 31, 1995. The operating performance of the Isle-Lake Charles was adversely impacted by high marketing and labor costs associated with opening the second riverboat.

Liquidity and Capital Resources

At October 31, 1996, the Company had cash and cash equivalents of $58.0 million compared to $18.6 million at April 30, 1996. The increase in cash balances is a result of the proceeds received from the Rights Offering and Senior Secured Notes. During the six-month period ended October 31, 1996, the Company's operating activities provided $8.4 million compared to $1.1 million of cash flow in the first six months of fiscal 1996. The significant amount of cash used in operations during the second quarter ended October 31, 1996, relates primarily to the extraordinary charge, previously discussed.

The Company invested $7.6 million in property and equipment in the first six months of fiscal 1997, primarily for equipment, as well as in connection with the completion of the events center at the Isle-Lake Charles and the construction of a limited stakes poker room at Pompano Park, which is scheduled to open on or about January 1, 1997.

In July and August, 1996, the Company received an aggregate of $18.1 million from the issuance of 3,079,980 shares of common stock issued pursuant to the Rights Offering.

On August 6, 1996, the Company issued $315,000,000 of 12-1/2% Senior Secured Notes due 2003. Interest on the Senior Secured Notes is payable semiannually on each February 1 and August 1, commencing February 1, 1997, through maturity. Part of the proceeds from the Senior Secured Notes were used to retire or defease $180,285,000 in long-term debt, including $105,000,0000 of 11-1/2%
First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs of $16,396,000 and to acquire the remaining 50% interest in LRGP and LRG Hotels, L.L.C. held by Louisiana River Site Development, Inc. The consideration for the LRGP Acquisition included $85,000,000 million in cash, five-year warrants to purchase 500,000 shares of common stock at an exercise price of $10.50 per share, and $1.5 million per year for seven years, payable monthly beginning on October 1, 1998.

The Company anticipates that its principal near-term capital requirements will relate to the expansion of its operations at the Isle-Lake Charles and at the Isle-Bossier City if the Company is successful in obtaining an additional license at that location and investments in hotel properties adjacent to the Isle-Bossier City and the Isle-Lake Charles.

An important component of the Company's operating strategy will be to develop, open and operate, either directly, through a hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company is planning to develop hotel properties adjacent to the Isle-Bossier City and the Isle-Lake Charles, although no assurance can be made that all of such investments will be made.

Although the Company is not presently committed to making any significant capital expenditures or investment in a new gaming market, the Company believes that, in addition to developing hotels, it will be necessary to make certain capital improvements to its land-based facilities at the Isle-Bossier City, even if no additional license is obtained for such location, and the Isle-Vicksburg and that enhancements to its non-gaming amenities at all facilities will be important to its operations. The Company may, in the future, also consider expanding its casino square footage at the Isle-Biloxi. In addition, the Company may consider making investments in jurisdictions where gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

The Company expects that available cash and cash from future operations will be adequate to fund planned capital expenditures, debt service and working capital
requirements.   However, no assurance
can be made that the Company will have sufficient capital resources to make all of the planned capital expenditures described above or such capital investments that may be necessary to remain competitive in the Company's markets. In addition, the Indenture governing the Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness and to make certain investments. The Company is highly leveraged and, as a result may be unable to obtain additional debt or equity financing on terms acceptable to the Company. As a result, limitations on the Company's capital resources could delay certain plans with respect to capital improvements at the Company's existing properties. Furthermore, the Company will continue to evaluate its planned capital expenditures at each location in light of the operating performance of the respective facilities at such locations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in fiscal 1997, and there was no material effect of adoption.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None
         -----------------

Item 2.  Changes in Securities
         ---------------------

     A. On July 26, 1996, the Company and Fleet National Bank, as Trustee, entered into the Fourth Supplemental Indenture governing the Company's 11-1/2 % First Mortgage Notes due 2001 (the "Amendment"). The modification effected by the Amendment set forth the Company's ability to defease the security covenants and provisions of such First Mortgage Notes.


     B. On August 6, 1996, the Company issued its 12-1/2% Senior Secured Notes due 2003, in aggregate principal amount of $315 million, and in connection therewith defeased the covenants pertaining to the Company's 11-1/2% First Mortgage Notes due 2001, including the Company's covenants as to the provision of security. As a result, the security formerly securing such First Mortgage Notes now secures, in substantial part, the newly issued Senior Secured Notes.

Item 3.  Defaults upon Senior Securities - None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  - None
         ---------------------------------------------------

Item 5.  Other Information - None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     A.  Exhibits
         --------

         A list of the exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

     B.  Reports on Form 8-K
         -------------------

         During the second quarter ended October 31, 1996, the Company filed the following reports on Form 8-K for the following dates:

         1. On August 6, 1996 (date of event reported), the Company reported the acquisition of the remaining 50% interest in Louisiana Riverboat Gaming Partnership.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CASINO AMERICA, INC.


Dated: December 13, 1996            By: /s/ Rexford A. Yeisley
                                        ----------------------
                                        Rexford A. Yeisley
                                        Chief Financial Officer &
                                        Treasurer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer and
                                        Accounting Officer)

                                 INDEX TO EXHIBITS


EXHIBIT NUMBER            DESCRIPTION
--------------            -----------

   10.1                   Employment contract entered into by the
                          Company and Michael G. Rose, dated as of September 27,1996

   27                     Financial Data Schedule