Form 10-Q
period 1997-01-31
CASINO AMERICA INC
filed 1997-03-14
CIK 863015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1997

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________________

Commission File Number:                          0-20538

                             Casino America, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                       41-1659606
(State of Incorporation)                     (IRS Employer Identification No.)


711 Washington Loop, Second Floor, Biloxi, Mississippi          39530
(Address of principal executive offices)                        (Zip Code)

               (601) 436-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.

                          Yes   X            No _____
                              -----

Shares of Common Stock outstanding at March 6, 1997:  23,331,687

                              CASINO AMERICA, INC.
                                   FORM 10-Q
                                     INDEX


Part I -  FINANCIAL  INFORMATION

          Item 1.       Financial Statements
                        Consolidated Balance Sheets,
                         January 31, 1997 (unaudited) and
                         April 30, 1996                              1-2
                        Consolidated Statements of
                         Operations for the Three  Months
                         and Nine Months Ended
                         January 31, 1997 and 1996
                          (unaudited)                                  3
                        Consolidated Statements of
                         Cash Flows for the Nine Months
                         Ended January 31,1997 and 1996
                          (unaudited)                                4-5
                        Consolidated Statement of
                         Stockholders' Equity
                          (unaudited)                                  6
                        Notes to Unaudited  Consolidated
                         Financial Statements                       7-11

          Item 2.       MANAGEMENT'S  DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS                  12-18

Part II - OTHER INFORMATION

          Item 1.       Legal Proceedings                             19
          Item 2.       Changes in Securities                         19
          Item 3.       Defaults Upon Senior Securities               19
          Item 4.       Submission of Matters to a Vote of
                         Security Holders                             19
          Item 5.       Other Information                             19
          Item 6.       Exhibits and Reports on Form 8-K              19

          SIGNATURES                                                  20

          EXHIBIT LIST                                                21

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         JANUARY 31, 1997  APRIL 30, 1996
                                                         ----------------  --------------
                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $ 38,822,000    $ 18,585,000
    Accounts receivable:
      Related parties                                             323,000       3,171,000
      Other                                                     4,806,000       1,764,000
    Income taxes receivable                                    11,231,000              --
    Deferred income taxes                                       2,057,000       1,001,000
    Prepaid expenses and other assets                           5,105,000       2,858,000
                                                             ------------    ------------
TOTAL CURRENT ASSETS                                           62,344,000      27,379,000
                                                             ------------    ------------

PROPERTY AND EQUIPMENT:
    Land improvements                                          33,152,000      25,485,000
    Leasehold improvements                                     96,170,000      50,130,000
    Buildings and improvements                                  9,384,000       6,099,000
    Riverboats and floating pavilions                         124,886,000      33,591,000
    Furniture, fixtures and equipment                          79,894,000      35,835,000
    Construction in progress                                    1,340,000         375,000
                                                             ------------    ------------
                                                              344,826,000     151,515,000
    Less: Accumulated depreciation                             52,614,000      22,209,000
                                                             ------------    ------------
Property and equipment, net                                   292,212,000     129,306,000
                                                             ------------    ------------

OTHER ASSETS:
  Investment in and advances to joint ventures                         --      34,281,000
    Notes receivable - related party                                   --       4,700,000
    Other investments                                           2,250,000       2,250,000
    Property held for development or sale                      15,822,000      15,840,000
    Licenses, goodwill, and other intangible assets
     net of accumulated amortization of
     $3,249,000 and $-0-, respectively                        114,484,000              --
    Berthing, concession and leasehold rights, net of
     accumulated amortization of $1,444,000 and
     $1,209,000, respectively                                   4,825,000       5,060,000
    Deferred financing costs, net of accumulated
     amortization of $777,000 and $1,229,000,
     respectively                                              11,878,000       4,327,000
    Prepaid expenses                                              809,000         743,000
    Deposits and other                                          1,805,000       2,588,000
                                                             ------------    ------------
                                                              151,873,000      69,789,000
                                                             ------------    ------------

TOTAL ASSETS                                                 $506,429,000    $226,474,000
                                                             ============    ============

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                       JANUARY 31, 1997        APRIL 30, 1996
                                       ----------------        --------------
                                         (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of
  long-term debt                        $ 14,983,000            $  8,884,000
 Accounts payable:
    Trade                                  6,799,000               6,169,000
 Accrued liabilities:
    Interest                                 426,000               5,802,000
    Payroll and related                   14,002,000               6,333,000
    Property and other taxes               2,769,000               6,880,000
    Progressive jackpots and slot
     club awards                           5,737,000               1,851,000
    Other                                  2,549,000               2,392,000
                                        ------------            ------------
TOTAL CURRENT LIABILITIES                 47,265,000              38,311,000
                                        ------------            ------------

LONG-TERM DEBT, NET OF CURRENT
 MATURITIES                              366,678,000             130,894,000

DEFERRED INCOME TAXES                      6,999,000               6,999,000

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value;
  2,000,000 shares
  authorized; none issued                         --                      --
 Common stock, $0.01 par value;
  45,000,000 shares authorized;
  shares issued and outstanding:
  23,326,787 and 16,038,882,
  respectively                               233,000                 160,000
 Class B common stock, $0.01 par value;
  3,000,000 shares authorized; none
  issued                                          --                      --
 Additional paid-in capital               62,525,000              13,857,000
 Retained earnings                        22,729,000              36,253,000
                                        ------------            ------------
TOTAL STOCKHOLDERS' EQUITY                85,487,000              50,270,000
                                        ------------            ------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   $506,429,000            $226,474,000
                                        ============            ============




           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  Three Months Ended January 31,  Nine Months Ended January 31,
                                                                       1997             1996           1997           1996
                                                                  -------------    -------------  -------------  --------------
 REVENUE:
   Casino                                                            $ 95,812,000    $31,445,000   $227,910,000   $ 90,300,000
   Rooms                                                                2,562,000      1,481,000      9,002,000      2,969,000
   Management fee - joint ventures                                             --      1,583,000      2,110,000      4,351,000
   Pari-mutuel commissions and fees                                     6,425,000      6,113,000     12,089,000      8,938,000
   Food, beverage and other                                             5,586,000      2,338,000     14,433,000      4,969,000
                                                                     ------------    -----------   ------------   ------------
TOTAL REVENUE                                                         110,385,000     42,960,000    265,544,000    111,527,000
                                                                     ------------    -----------   ------------   ------------

OPERATING EXPENSES:
   Casino                                                              17,915,000      7,621,000     46,075,000     20,360,000
   Rooms                                                                  961,000        775,000      3,362,000      2,004,000
   Gaming taxes                                                        18,610,000      3,967,000     41,839,000     11,104,000
   Pari-mutuel                                                          5,054,000      2,408,000     10,362,000      6,221,000
   Food, beverage and other                                             3,099,000      1,251,000     10,698,000      3,722,000
   Marine and facilities                                                5,265,000      3,320,000     14,685,000      7,096,000
   Marketing and administrative                                        38,573,000     15,637,000     93,722,000     41,401,000
   Preopening expenses                                                         --             --      2,500,000      1,290,000
   One-time charge                                                             --     11,798,000             --     11,798,000
   (Gain) loss on disposal of equipment                                   (53,000)       795,000        (53,000)     1,121,000
   Depreciation and amortization                                        7,682,000      2,703,000     19,130,000      8,230,000
                                                                     ------------    -----------   ------------   ------------
TOTAL OPERATING EXPENSES                                               97,106,000     50,275,000    242,320,000    114,347,000
                                                                     ------------    -----------   ------------   ------------
OPERATING INCOME (LOSS)                                                13,279,000     (7,315,000)    23,224,000     (2,820,000)

INTEREST EXPENSE                                                      (12,575,000)    (4,464,000)   (29,219,000)   (11,189,000)
INTEREST INCOME:
   Related parties                                                             --        160,000        203,000        590,000
   Other                                                                1,027,000         44,000      1,371,000        430,000
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES                              --      2,931,000      4,534,000     12,207,000
                                                                     ------------    -----------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                1,731,000     (8,644,000)       113,000       (782,000)
INCOME TAX PROVISION (BENEFIT)                                            962,000     (2,097,000)     1,384,000      1,387,000
                                                                     ------------    -----------   ------------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   769,000     (6,547,000)    (1,271,000)    (2,169,000)
EXTRAORDINARY ITEM (NET OF TAXES)                                              --             --    (12,253,000)            --
                                                                     ------------    -----------   ------------   ------------

NET INCOME (LOSS)                                                    $    769,000    $(6,547,000)  $(13,524,000)  $ (2,169,000)
                                                                     ============    ===========   ============   ============
INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM                           $0.03         ($0.44)        ($0.06)        ($0.14)

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE                    $0.03         ($0.44)        ($0.61)        ($0.14)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES                   23,330,000     14,972,000     22,218,000     15,580,000



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended January 31,
                                                                                    1997               1996
                                                                                 -----------        ----------
CASH FLOWS FROM OPERATING  ACTIVITIES
Net loss                                                                         $ (13,524,000)  $ (2,169,000)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                                    19,774,000      9,054,000
   Deferred income taxes                                                                    --       (383,000)
   Equity in income of unconsolidated joint ventures                                (4,534,000)   (12,207,000)
   Extraordinary loss on retirement of debt (net of taxes)                          12,253,000             --
   (Gain) Loss on disposal of equipment                                                (53,000)     1,121,000
   Stock issued for compensation                                                       215,000         88,000
   One-time charge                                                                          --     11,798,000
   Changes in current assets and liabilities (net of acquisitions):
      Accounts receivable                                                             (793,000)      (872,000)
      Income tax receivable                                                         (4,633,000)     1,189,000
      Prepaid expenses and other                                                    (1,121,000)       190,000
      Accounts payable                                                               3,356,000     (4,330,000)
      Accrued liabilities                                                          (11,781,000)      (583,000)
                                                                                 -------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITITIES                                 (841,000)     2,896,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                (13,411,000)   (23,731,000)
Purchases of property held for development or sale                                          --     (2,697,000)
Net cash paid for acquisitions                                                     (81,168,000)            --
Proceeds from disposals of property and equipment                                      594,000      2,770,000
Repayments from joint ventures                                                              --      2,300,000
Distributions from joint ventures                                                           --        724,000
Decrease in restricted cash                                                                 --     12,171,000
Other                                                                                1,388,000        274,000
                                                                                 -------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                              (92,597,000)    (8,189,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                           317,698,000      9,251,000
Principal payments on borrowings and cash paid to retire debt                     (209,656,000)   (13,731,000)
Deferred financing costs                                                           (12,724,000)      (784,000)
Proceeds from sale of stock and exercise of options                                 18,357,000        541,000
                                                                                 -------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                113,675,000     (4,723,000)
                                                                                 -------------   ------------
Net increase (decrease) in cash and cash equivalents                                20,237,000    (10,016,000)

Cash and cash equivalents at beginning of period                                    18,585,000     18,997,000
                                                                                 -------------   ------------
Cash and cash equivalents at end of period                                       $  38,822,000   $  8,981,000
                                                                                 =============   ============


                                  (CONTINUED)

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                Nine Months Ended January 31,
                                                      1997           1996
                                                -----------------------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash payments for:
  Interest, net of amounts capitalized          $  35,901,000   $  13,104,000
  Income taxes, net of refunds received             8,256,000        (341,000)

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
Notes payable and debt issued for:
  Land                                                     --       1,726,000
  Property and equipment                              514,000       3,713,000
  Insurance premiums                                  573,000         552,000

Acquisitions:
  Debt assumed                                    (37,142,000)             --
  Debt issued                                     (90,328,000)             --
  Stock issued                                    (27,669,000)             --
  Warrants issued                                  (2,500,000)             --




           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                               Shares of               Additional                      Total
                                 Common      Common      Paid-In      Retained     Stockholders'
                                 Stock       Stock       Capital      Earnings         Equity
                               ----------  ----------  -----------  -------------  --------------

BALANCE, APRIL 30, 1996        16,038,882    $160,000  $13,857,000  $ 36,253,000    $ 50,270,000

  Issuance of common
     stock                      7,179,980      72,000   45,701,000                    45,773,000

  Issuance of warrants                                   2,500,000                     2,500,000

  Exercise of stock options        65,625       1,000      252,000                       253,000

  Issuance of common stock
     for compensation              42,300                  215,000                       215,000

Net loss                                                             (13,524,000)    (13,524,000)
                               ----------    --------  -----------  ------------   -------------

BALANCE, JANUARY 31, 1997      23,326,787    $233,000  $62,525,000  $ 22,729,000    $ 85,487,000
                               ==========    ========  ===========  ============   =============




           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                              CASINO AMERICA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

         Basis of Presentation

         Casino America, Inc. (the "Company") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat and dockside casinos and related facilities. The Company has licenses to conduct gaming operations in Biloxi and Vicksburg, Mississippi, and in Bossier City and Lake Charles, Louisiana through its subsidiaries.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
         April 30, 1996.

         Licenses, Goodwill and Other Intangible Assets

         Licenses, goodwill and other intangible assets principally represent the excess purchase price the Company paid in acquiring the net identifiable tangible assets of St. Charles Gaming Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP"). The license costs included in this line, reflect the value attributed to the Louisiana gaming licenses acquired through these purchases. The remaining intangible asset balance has been classified as goodwill and other intangible assets. The Company began amortizing these costs from the effective date of each related acquisition or commencement of operations in the case of GPRI, over a twenty-five-year period using the straight-line method. The Company is currently in the process of finalizing its allocation of purchase price related to these acquisitions.

         Impact of Recently Issued Accounting Standards

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in fiscal 1997 and there was no material effect of adoption.

         Reclassifications

         Certain prior period amounts have been reclassified to conform with the current presentation.

Note 2.  Business Acquisitions

         Purchase of GPRI and SCGC

         On May 3, 1996, the Company purchased all of the outstanding shares of common stock of GPRI in a bankruptcy proceeding (the "GPRI Acquisition"). Pursuant to the Plan of Reorganization adopted in such bankruptcy proceeding, the Company purchased 100% of the shares of the reorganized GPRI, which at the time of closing owned the Grand Palais riverboat casino, gaming equipment, certain other furniture, fixtures and equipment, all necessary gaming licenses issued by the State of Louisiana, and other permits and authorizations. Commencing July 12, 1996, the Company began operating the GPRI vessel as part of a two-riverboat operation with the SCGC vessel (collectively, the two vessel operation is referred to as the "Isle-Lake Charles"). The aggregate consideration paid by the Company in connection with the GPRI Acquisition was approximately $61.5 million, consisting of cash in the amount of approximately $8.2 million, notes and the assumption of indebtedness of approximately $37.1 million, 2,250,000 shares of common stock, and warrants to purchase an additional 500,000 shares of common stock at an exercise price of $10 per share.

         At the time of the GPRI Acquisition, the Company also purchased, through a separate transaction, the remaining 50% interest in SCGC not already owned by LRGP (the "SCGC Acquisition"), in exchange for 1,850,000 shares of the Company's common stock and a five-year warrant. The warrant allows the seller to convert up to $5,000,000 of its note receivable from the Company to 416,667 shares of common stock of the Company. The purchase agreement also provides for the restructuring of certain indebtedness owed to the seller.

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

         The SCGC Acquisition, the LRGP Acquisition and the GPRI Acquisition have been accounted for by the Company using the purchase method of accounting, and the Company's proportionate share of the results of operations for each of the acquired companies has been included in the Company's results of operations from the respective dates of acquisition. Total intangible assets related to the above acquisitions were approximately $116.1 million. The allocation of the purchase prices for these acquisitions has been performed on a preliminary basis and is subject to further analysis and revisions.

         Pro forma Information

         The following unaudited pro forma condensed consolidated financial information for the nine months ended January 31, 1997 gives effect to the SCGC Acquisition, the LRGP Acquisition, and the GPRI Acquisition, as if such transactions had occurred on May 1, 1996. The unaudited pro forma condensed consolidated financial information for the nine months ended January 31, 1996 gives effect to LRGP's purchase of a 50% interest in SCGC on June 9, 1995, the SCGC Acquisition, the LRGP Acquisition and the GPRI Acquisition, as if such transactions had occurred on May 1, 1995.

                                     Nine Months Ended January 31,
                                          1997           1996
                                      -------------  -------------

         Total revenue                $330,988,000   $259,154,000
         Operating income               34,092,000     21,435,000
         Net loss                       (1,917,000)    (8,279,000)
         Net loss per common and
           common equivalent share    $       (.08)  $       (.42)

         The pro forma financial information presented above does not purport to be indicative of the results of operations that actually would have been achieved if the operations were combined during the periods presented nor is it intended to be a projection of results or trends. Because the Company is consolidating LRGP and SCGC for reporting periods subsequent to the date of the LRGP Acquisition, the pro forma financial information has been presented on a consolidated basis.

         The pre-bankruptcy business of GPRI consisted entirely of developing and operating the Grand Palais riverboat casino in New Orleans, Louisiana. The Grand Palais began gaming operations in New Orleans on March 29, 1995 and, due to poor operating results, ceased operations on June 6, 1995. GPRI was forced into involuntary bankruptcy on July 26, 1995 and was completely non-operational between June 6, 1995 and the subsequent reopening of the Grand Palais at the Isle-Lake Charles on July 12, 1996. Other than amortization of the related intangible assets and interest on debt incurred to effect the GPRI Acquisition, adjustments related to the pre-bankruptcy operations of GPRI have not been included in the pro forma results of operations for the nine months ended January 31, 1996 because the pre-bankruptcy operations of GPRI were very limited and substantially different than the post-acquisition operations.

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

         On July 12, 1996, GPRI commenced operations as part of a two-boat operation and recently expanded pavilion at the Isle-Lake Charles. The Company incurred $2,500,000 of preopening expenses in connection with the opening of GPRI during the nine-month period ended
         January 31, 1997.

Note 4.  Long-term Debt

         On August 6, 1996, the Company issued $315,000,000 of 12-1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semiannually on each February 1, and August 1, commencing February 1, 1997, through maturity. The Company made its first interest payment on the Senior Secured Notes on January 30, 1997.

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

Note 6.  Extraordinary Item

         The Company incurred extraordinary costs totaling $18,857,000 related to the refinancing of its 11.5% First Mortgage Notes and other debt in early August of 1996. The extraordinary cost included early payment premiums, as well as the write-off of consent fees and debt acquisition costs. The tax benefit from the extraordinary loss was $6,604,000.

Note 7.  Subsequent Event

         On February 7, 1997, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Plan") and, in accordance with such Plan, each stockholder will receive a distribution of one Right for each share of the Company's outstanding common stock. Each Right entitles the holder to purchase one one-thousandth (1/1000) of a share of a new series of participating preferred stock at an initial exercise price of $12.50.

         Initially, the Rights are represented by the Company's common stock certificates and are not exercisable. The Rights become exercisable shortly after a person or group acquires beneficial ownership of 15% or more of Casino America, Inc.'s common stock or publicly announces its intention to commence a tender or exchange offer that would result in that beneficial ownership level.

         Under certain circumstances involving a buyer's acquisition of a 15% position in the Company, all Rights holders except the buyer will be entitled to purchase common stock at half price. If the Company is acquired in a merger after such acquisition, all Rights holders except the buyer will also be entitled to purchase stock in the buyer at half price. Casino America, Inc. may redeem the Rights at one cent each at any time before a buyer acquires 15% of the Company's common stock. The Rights became distributable to shareholders of record on March 3, 1997 and will expire 10 years thereafter.

Note 8.  Contingencies

         The Louisiana Gaming Control Board has requested information from the Company regarding certain jackpots (the "Jackpots") paid at the Isle-Bossier City and at the Isle-Lake Charles which were deducted for purposes of computing taxable gaming revenue. At issue is the validity and applicability of a Louisiana State Police regulation which purports to make certain jackpots non-deductible for purposes of computing taxable gaming revenue. If the regulation is ultimately determined to be valid and applicable to the Jackpots paid by the Isle-Bossier City and the Isle-Lake Charles, additional gaming taxes aggregating approximately $7.0 million plus penalties and interest could be assessed against the Company. To date, no assessment has been made, and, based upon the advice of counsel, the Company believes that no such taxes are owed. Should an assessment be forthcoming, the Company intends to contest any such assessment through appropriate administrative and legal proceedings.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.

The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop hotels at the Isle-Bossier City and the Isle-Lake Charles and the expansion of non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals, and the Company's limited experience in developing hotel operations. Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated August 1, 1996 relating to the issuance of the Company's Senior Secured Notes.

GENERAL

The Company's results of operations for the three months ended January 31, 1997 reflect the consolidated operations from all of the Company's subsidiaries, including the Isle-Biloxi, the Isle-Lake Charles, Isle of Capri Casino in Vicksburg, Mississippi (the "Isle-Vicksburg"), the Isle of Capri Casino in Bossier City, Louisiana (the "Isle-Bossier City") and Pompano Park, Inc. ("PPI"). The LRGP Acquisition, consummated August 6, 1996, gave the Company 100% ownership in the Isle-Bossier City and the Isle-Lake Charles, allowing the Company to consolidate their results of operations beginning in the quarter ended October 31, 1996. Previously, the Company reported its interests in the Isle-Bossier City and the Isle-Lake Charles using the equity method of accounting. The Company believes that its results of operations for the three and nine months ended January 31, 1997 are not readily comparable to the results of operations for the three and nine months ended January 31, 1996 primarily because of the consolidation of the results of operations of the Isle-Bossier City and the Isle-Lake Charles. Furthermore, the historical results of operations reflect the Isle-Lake Charles as a single riverboat operation, whereas the Isle-Lake Charles has operated two riverboats since July 12, 1996 as a result of the GPRI Acquisition. In addition, the land-based pavilion at the Isle-Lake Charles was recently expanded, and the three months ended October 31, 1996 was the first full quarter of operating results for GPRI. Because of the lack of comparable information on a consolidated basis, the following discussion will focus on certain events and trends that affected the Company's consolidated operations during the quarter ended January 31, 1997 and comparable data on a location basis.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 1997 - Consolidated Company

Total revenue for the quarter ended January 31, 1997 was $110.4 million which included $95.8 million of casino revenue, $2.6 million of rooms revenue, $6.4 of pari-mutuel commissions, and $5.6 million of food, beverage and other revenue. The consolidated revenue of the Company has been impacted by the inclusion of the Isle-Bossier City and the Isle-Lake Charles into the Company's consolidated financial statements and by the GPRI operations for a full quarter. Revenue does not reflect the retail value of any complimentaries. Also, as a result of the LRGP Acquisition, management fees are not reported for periods subsequent to the date of acquisition because these amounts have been eliminated in consolidation.

Casino operating expenses for the quarter totaled $17.9 million, or 19% of casino revenue versus $7.6 million, or 24% for the three months ended January 31, 1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The improvement in operating expenses as a percentage of casino revenues is attributed to the Company's expense reduction efforts combined with a shift to direct response marketing.

Operating expenses for the quarter also included room expenses of $1.0 million from the hotels at the Isle-Biloxi and the Isle-Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

State and local gaming taxes paid in Mississippi and Louisiana totaled $18.7 million for the quarter which is consistent with the gaming tax rate for previous periods.

Food and beverage and other expenses totaled $3.1 million for the quarter. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments.

Marine and facilities expenses totaled $5.3 million for the three months ended January 31, 1997 and included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

Marketing and administrative expenses totaled $38.6 million for the quarter. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation and amortization expense was $7.7 million for the quarter. These expenses relate to capital expenditures and acquisition of leasehold improvements, and berthing and concession rights, as well as the amortization of intangible assets.

Interest expense was $11.5 million for the quarter net of interest income of $1.0 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP.

The Company has improved operating results over the previous quarter to produce a net income of $.8 million for the quarter ended January 31, 1997 compared to a loss before extraordinary item of $5.0 million for the quarter ended October 31, 1996. The improvement relates primarily to the Company's improved management of staffing, marketing and other expenditure levels at its Louisiana and Vicksburg properties. The Company's effective tax rate for the quarter was higher than the statutory tax rate, due primarily to state taxes paid by subsidiaries and the non-deductibility of the amortization of certain intangible assets for tax purposes.

Three Months Ended January 31, 1997, Compared to Three Months Ended January 31, 1996-By Location

Isle-Biloxi

For the quarter ended January 31, 1997, the Isle-Biloxi had total revenue of $21.3 million of which $18.3 million was casino revenue, compared to total revenue of $20.0 million of which $17.4 million was casino revenue for the quarter ended January 31, 1996. The increase in revenue relates primarily to increased occupancy and casino traffic resulting from its 367-room hotel which opened on August 1, 1995. Operating income for the three months ended January 31, 1997 totaled $3.4 million or 16% of total revenues compared to $2.8 million or 14% for the three months ended January 31, 1996. Increased operating income and operating income margin are due primarily to improved operating efficiency following the start-up of hotel operations.

Isle-Vicksburg

For the quarter ended January 31, 1997, the Isle-Vicksburg had total revenue of $12.3 million of which $11.8 million was casino revenue, compared to total revenue of $14.5 million of which $14.1 million was casino revenue for the quarter ended January 31, 1996. Operating Income for the three months ended January 31, 1997 totaled $2.0 million or 16% of total revenue compared to $2.8 million or 19% for the three months ended January 31, 1996. The decrease in revenue and operating income relates primarily to the impact of increased competition and the overall weakness of the market.

Isle-Bossier City

For the quarter ended January 31, 1997, the Isle-Bossier City had total revenue of $36.0 million of which $33.9 million was casino revenue, compared to total revenue of $36.6 million of which $32.3 million was casino revenue for the quarter ended January 31, 1996. Operating income for the three months ended January 31, 1997 totaled $4.2 million or 12% of total revenue compared to $8.6 million or 23% for the three months ended January 31, 1996. The decrease in operating income relates primarily to increased promotional activities by the Isle-Bossier City and its competitors in the market and the addition of a new competitor in the market, in October, 1996.

Isle-Lake Charles

For the quarter ended January 31, 1997, the Isle-Lake Charles had total revenue of $32.6 million of which $31.7 million was casino revenue, compared to total revenue of $19.4 million of which $18.2 million was casino revenue for the quarter ended January 31, 1996. The increase in revenue relates to the commencement of a two-boat operation on July 12, 1996. Operating income for the three months ended January 31, 1997 totaled $4.1 million or 13% of total revenue compared to operating income of $1.2 million or 6% of total revenue for the three months ended January 31, 1996. The operating performance at the Isle-Lake Charles has been positively impacted by the addition of the second riverboat casino and the Company's efforts to reduce operating costs.

Nine Months Ended January 31, 1997 - Consolidated Company

Total revenue for the nine months ended January 31, 1997 was $265.5 million which included $227.9 million of casino revenue, $9.0 million of rooms revenue, $2.1 million of management fees, $12.1 million of pari mutuel commissions, and $14.4 million of food, beverage and other revenue. The consolidated revenue of the Company has been impacted by the inclusion of the Isle-Bossier City and the Isle-Lake Charles into the Company's consolidated financial statements since August 6, 1996, and by the GPRI operations since July 12, 1996. Revenue does not reflect the retail value of any complimentaries. Also, as a result of the LRGP Acquisition, management fees are not reported for the periods subsequent to the date of acquisition because these amounts have been eliminated in consolidation.

Casino operating expenses for the nine-month period totaled $46.1 million, or 20% of casino revenue versus $20.4 million, or 23% for the nine months ended January 31, 1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casinos. The improvement in operating expenses as a percentage of casino revenues is attributed to the Company's expense reduction efforts combined with a shift to direct response marketing.

Operating expenses for the nine-month period also included room expenses of $3.4 million from the hotels at the Isle-Biloxi and the Isle-Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

State and local gaming taxes paid in Mississippi and Louisiana totaled $41.8 million for the nine-month period, which is consistent with the gaming tax rate for previous periods.

Food and beverage expenses totaled $10.7 million for the nine-month period. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments.

Marine and facilities expenses totaled $14.7 million for the nine-month period ended January 31, 1997 and include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

Marketing and administrative expenses totaled $93.7 million for the nine-month period. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation and amortization expense was $19.1 million for the nine-month period. This expense relates to capital expenditures and acquisition of leasehold improvements, and berthing and concession rights, as well as the amortization of intangible assets.

Preopening expenses of $2.5 million and $1.3 million for the nine-month periods ending January 31, 1997 and 1996, respectively, represent salaries, wages and benefits, training, marketing and other non-capitalized costs which were expensed as incurred in connection with the opening of the Grand Palais riverboat and the Isle of Capri Casino - Biloxi Hotel, respectively.

Interest expense was $27.6 million for the nine-month period net of interest income of $1.6 million. Interest expense relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP and the purchase of GPRI.

The Company had a loss before extraordinary item of $1.3 million for the nine months ended January 31, 1997, primarily as a result of the adverse performance of its Louisiana casinos and increased competition within its markets during the nine months ended January 31, 1997. In addition, the Company recorded an extraordinary charge of $12.3 million (net of a tax benefit of $6.6 million) resulting from the refinancing of its First Mortgage Notes and other indebtedness in August 1996. The Company's effective tax rate for the nine-month period was higher than the statutory tax rate, due primarily to state taxes paid by subsidiaries and the non-deductibility of the amortization of certain intangible assets for tax purposes.

Nine Months Ended January 31, 1997, Compared to Nine Months Ended January 31, 1996 - By Location

Isle-Biloxi

For the nine months ended January 31, 1997, the Isle-Biloxi had total revenue of $67.3 million of which $56.4 million was casino revenue, compared to total revenue of $52.3 million of which $46.5 million was casino revenue for the nine months ended January 31, 1996. The increase in revenue relates to increased occupancy and a full period of operations of its 367-room hotel which opened on August 1, 1995. Operating income for the nine months ended January 31, 1997 totaled $11.4 million or 17% of total revenue compared to $7.0 million or 13%, before preopening expenses of $1.3 million, for the nine months ended January 31, 1996. The increases in operating income and operating income margin were due primarily to improved operating efficiencies following the start-up of hotel operations.

Isle-Vicksburg

For the nine months ended January 31, 1997, the Isle-Vicksburg had total revenue of $40.6 million of which $38.6 million was casino revenue, compared to total revenue of $45.2 million of which $43.8 million was casino revenue for the nine months ended January 31, 1996. Operating income for the nine months ended January 31, 1997 totaled $5.8 million or 14% of total revenue compared to $9.6 million or 21% for the nine months ended January 31, 1996. The decrease in revenue and operating income is primarily a result of increased competition from the overall weakness of the market.

Isle-Bossier City

For the nine months ended January 31, 1997, the Isle-Bossier City had total revenue of $113.2 million of which $105.2 million was casino revenue, compared to total revenue of $114.5 million of which $105.8 million was casino revenue for the nine months ended January 31, 1996. Operating income for the nine months ended January 31, 1997 totaled $16.4 million or 15% of total revenue compared to $29.9 million or 26% for the nine months ended January 31, 1996.
The decrease in revenue and operating margin primarily reflects the impact of increased promotional activities by the Isle-Bossier City and its competitors in the market and the addition of a new competitor in the market in October, 1996.

Isle-Lake Charles

For the nine months ended January 31, 1997, the Isle-Lake Charles had total revenue of $94.4 million of which $91.4 million was casino revenue, compared to total revenue of $37.6 million of which $35.2 million was casino revenue for the nine months ended January 31, 1996. The increase in revenue primarily relates to the commencement of operations of GPRI on July 12, 1996. Operating income for the nine months ended January 31, 1997 totaled $7.8 million, or 8% of total revenue, before preopening expenses associated with a second riverboat of $2.5 million compared to an operating loss of $6.3 million or (17)% of total revenue, before preopening expenses of $1.9 million, for the nine months ended January 31, 1996. The operating performance at the Isle-Lake Charles has been positively impacted by the addition of the second riverboat casino and the Company's efforts to reduce operating expenses.

Liquidity and Capital Resources

At January 31, 1997, the Company had cash and cash equivalents of $38.8 million compared to $18.6 million at April 30, 1996. The increase in cash is a result of the proceeds received from the Rights Offering and issuance of the Senior Secured Notes. During the nine-month period ended January 31, 1997, the Company's operating activities used $.8 million of cash compared to $2.9 million of cash flow provided by operating activities in the first nine months of fiscal 1996.

The Company invested $13.4 million in property and equipment in the first nine months of fiscal 1997, primarily for equipment, as well as in connection with the completion of the events center at the Isle-Lake Charles and the construction of a limited stakes poker room at Pompano Park, which opened on January 1, 1997.

In July and August, 1996, the Company received an aggregate of $18.1 million from the issuance of 3,079,980 shares of common stock issued pursuant to the Rights Offering.

On August 6, 1996, the Company issued $315,000,000 of 12-1/2% Senior Secured Notes due 2003. Interest on the Senior Secured Notes is payable semiannually on each February 1 and August 1, commencing February 1, 1997, through maturity. Part of the proceeds from the Senior Secured Notes were used to retire or defease $180,285,000 in long-term debt, including $105,000,000 of 11-1/2%
First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs of $16,396,000 and to acquire the remaining 50% interest in LRGP and LRG Hotels, L.L.C. held by Louisiana River Site Development, Inc. The consideration for the LRGP Acquisition included $85,000,000 in cash, five-year warrants to purchase 500,000 shares of common stock at an exercise price of $10.50 per share, and $1.5 million per year for seven years, payable monthly beginning on October 1, 1998.

The Company anticipates that its principal near-term capital requirements will relate to the completion of its land-based facilities and a 241-room hotel at the Isle-Lake Charles, the Isle-Bossier City and the Isle-Vicksburg and investments in additional hotel projects adjacent to the Isle-Bossier City and the Isle-Lake Charles.

An important component of the Company's operating strategy will be to develop, open and operate, either directly, through a hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company began construction of a $9.5 million, 241-room hotel facility at the Isle-Lake Charles in March of 1997. The Company is currently seeking financing and/or a joint venture partner for a hotel at the Isle-Bossier City, and another hotel at the Isle-Lake Charles. Construction of these two hotel facilities will not begin until such financing and/or joint venture partner or partners are obtained.

Although the Company is not presently committed to making any significant capital expenditures or investment in a new gaming market, the Company believes that, in addition to developing hotels, it will be necessary to make certain capital improvements to its land-based facilities at the Isle-Bossier City and the Isle-Vicksburg and that enhancements to its non-gaming amenities at all facilities will be important to its operations. The Company may, in the future, also consider expanding its casino square footage at the Isle-Biloxi. In addition, the Company may consider making investments in jurisdictions where gaming is presently permitted and in jurisdictions where gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

The Louisiana Gaming Control Board has requested information from the Company regarding certain jackpots (the "Jackpots") paid at the Isle-Bossier City and at the Isle-Lake Charles which were deducted for purposes of computing taxable gaming revenue. At issue is the validity and applicability of a Louisiana State Police regulation which purports to make certain jackpots non-deductible for purposes of computing taxable gaming revenue. If the regulation is ultimately determined to be valid and applicable to the Jackpots paid by the Isle-Bossier City and the Isle-Lake Charles, additional gaming taxes aggregating approximately $7.0 million plus penalties and interest could be assessed against the Company. To date, no assessment has been made, and, based upon the advice of counsel, the Company believes that no such taxes are owed. Should an assessment be forthcoming, the Company intends to contest any such assessment through appropriate administrative and legal proceedings.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings - The Company and its Chairman, Bernard Goldstein, were named as defendants in a lawsuit entitled "Martin B. Greenberg
            v. Casino America, Inc. and Bernard Goldstein, individually," which was filled on January 23, 1997 in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. The lawsuit alleges that the company purportedly breached a contract of employment between Mr. Greenberg and the Company concerning Mr. Greenberg's employment as Chairman of the Board of the Company's Pompano Park subsidiary. The suit makes a claim for damages against the Company, and against its Chairman for related matters, in an unspecified amount.

Item 2.     Changes in Securities

       A. On July 26, 1996, the Company and Fleet National Bank, as Trustee, entered into the Fourth Supplemental Indenture governing the Company's 11-1/2 % First Mortgage Notes due 2001 (the "Amendment"). The modification effected by the Amendment set forth the Company's ability to defease the security covenants and provisions o f such First Mortgage Notes.

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

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

       A.   Exhibits

            A list of the exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

       B.   Reports on Form 8-K

            During the third quarter ended January 31, 1997, the Company filed the following reports on Form 8-K for the following dates:

            None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CASINO AMERICA, INC.


Dated: March 14, 1997              By:/s/ Rexford A. Yeisley
                                      ----------------------
                                      Rexford A. Yeisley
                                      Chief Financial Officer &
                                      Treasurer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer and
                                      Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------


27                                         Financial Data Schedule