Form 10-K
period 1997-04-27
CASINO AMERICA INC
filed 1997-07-28
CIK 863015

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED APRIL 27, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                        Commission File Number 0-20538
            -----------------------------------------------------
                             CASINO AMERICA, INC.

           Delaware                                             41-1659606
---------------------------------                         ----------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

711 Washington Loop, Biloxi, Mississippi                          39530
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (601) 436-7000

       Securities Registered Pursuant To Section 12(b) Of The Act:  None

          Securities Registered Pursuant To Section 12(g) Of The Act:
                    Common Stock, $.01 Par Value Per Share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Company is $39,258,318, based on the last reported sale price of $2.06 per share on July 18, 1997 on the Nasdaq National Market, multiplied by 19,057,436 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of July 18, 1997, the Company had a total of 23,360,187 shares of Common Stock outstanding.



___________________
(1) Affiliates for the purpose of this item refer to the directors, executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of these individual stockholders.

                      DOCUMENT INCORPORATED BY REFERENCE:


          Document                                        Part of Form 10-K into which Incorporated
          --------                                        -----------------------------------------
Casino America's Definitive Proxy Statement for its                       Part III
Annual Meeting of Stockholders to be held
September 25, 1997

                                     INDEX
                                                                          PAGE
                                                                          ----

PART I...................................................................   2

  ITEM 1.   BUSINESS.....................................................   2

  ITEM 2.   PROPERTIES...................................................  23

  ITEM 3.   LEGAL PROCEEDINGS............................................  25

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  26

PART II..................................................................  27

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER'S MATTERS........................................  27

  ITEM 6.   SELECTED FINANCIAL DATA......................................  28

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................  29

  ITEM 8.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................  37

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.....................................  63

PART III.................................................................  63

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  63

  ITEM 11.  EXECUTIVE COMPENSATION.......................................  63

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................  63

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. .............  63

PART IV..................................................................  63

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.....................................................  63

  SIGNATURES.............................................................  64

                                    PART I
                                    ------

ITEM 1.  BUSINESS.

GENERAL

     Casino America is a leading developer, owner and operator of dockside and riverboat casinos and related facilities in the United States. The Company owns 100% of, and operates, four dockside or riverboat casino facilities. All of the Company's casino properties are based on a tropical island theme and operate under the "Isle of Capri Casino" name. The Company owns and operates a dockside casino and hotel in Biloxi, Mississippi (the "Isle-Biloxi"), a dockside casino and recreational vehicle park in Vicksburg, Mississippi (the "Isle-Vicksburg"), a dockside riverboat casino and hotel in Bossier City, Louisiana (the "Isle-Bossier City"), and two riverboat casinos operating from a single facility on a site approximately one mile from Lake Charles, Louisiana (the "Isle - Lake Charles"). In August 1996, the Company consolidated its ownership interest in the Isle-Bossier City and the Isle-Lake Charles and expanded its operations at the Isle-Lake Charles by adding a second riverboat casino. See "--Recent Acquisitions--LRGP Acquisition," "--Recent Acquisitions--SCGC-- Acquisition," "--Recent Acquisitions--Grand Palais Acquisition" and "--Recent Developments-- Senior Secured Notes Offering and Retirement of Mortgage Notes." The Company also owns and operates Pompano Park, a harness racing track in Pompano Beach, Florida, midway between Miami and West Palm Beach off of Interstate 95.

     The Company was incorporated in Delaware in February 1990 under the name of Kana Corporation as a vehicle to raise capital for the acquisition of or investment in a business enterprise. In April 1992 the name of the Company was changed to Anubis II Corporation ("Anubis"). In June 1992, Riverboat Corporation of Mississippi (the "Biloxi Gaming Subsidiary"), Riverboat Services, Inc. (the "Consulting Subsidiary") and Casino Career Training Center, Inc. (the "Training Subsidiary") became wholly owned subsidiaries of Anubis via stock-for-stock exchanges (collectively, the "Reorganization"). Prior to the Reorganization, the Biloxi Gaming Subsidiary and the Consulting Subsidiary were owned by Bernard Goldstein and members of his family and the Training Subsidiary was owned by Messrs. James E. Ernst and Allan B. Solomon. In connection with the Reorganization, Anubis changed its name to Casino America, Inc., and Messrs. Goldstein, Ernst and Solomon took over management of the Company.

     At the time of the Reorganization, the Biloxi Gaming Subsidiary was developing the Isle-Biloxi; the Consulting Subsidiary provided riverboat and dockside casino consulting services to a related party; and the Training Subsidiary provided training for casino employees in connection with gaming activities.

     The Biloxi Gaming Subsidiary currently owns and operates the Isle-Biloxi. Riverboat Corporation of Mississippi-Vicksburg, a wholly owned subsidiary of the Company, currently owns and operates the Isle-Vicksburg. Louisiana Riverboat Gaming Partnership ("LRGP"), a general partnership in which wholly owned subsidiaries of the Company are the sole partners, owns and operates the Isle-Bossier City. St. Charles Gaming Company ("SCGC") and Grand Palais Riverboat, Inc. ("GPRI") each own a riverboat casino and operate jointly at the Isle-Lake Charles. The Consulting Subsidiary provides riverboat and dockside casino consulting and management services. The Company and its operating subsidiaries now train their casino employees on an ongoing basis and the Training Subsidiary is inactive.

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

  The Company has historically identified and entered new gaming markets which it believes provide attractive long-term opportunities, sometimes entering those markets with the assistance of a joint venture partner. The Company has consolidated its ownership interests in its existing facilities and anticipates that most of its near-term focus will be on expanding those facilities and pursuing other development opportunities. The Company anticipates adding complementary amenities, such as hotels and additional restaurants at its existing facilities, in order to compete effectively in its markets and provide customers with a complete entertainment and resort experience designed to increase a customer's length of stay at and use of the Company's facilities. The Company also expects to continue reviewing gaming opportunities in new markets on the basis of demographic, regulatory, competitive and other factors. The Company's strategy when entering new markets has been to develop its projects in phases when appropriate. By reducing the amount of its initial capital commitment, the Company is able to utilize cash flow from operations to help fund subsequent phases and increase the funds available for its other projects. Phased development also allows the Company to better assess market size, customer preferences and competitive factors and adapt the nature and scope of new facilities accordingly. The Company's strategy of making investments through joint ventures may be implemented in connection with the development of its existing properties and the entry into new gaming markets if the Company believes that such a strategy is appropriate, and if it is able to identify suitable joint venture partners which provide supplemental expertise and resources. In that regard, the Company has formed a joint venture with Nevada Gold & Casinos, Inc. for the development of a casino facility in Black Hawk, Colorado. The joint venture, subject to certain conditions and pending the obtaining of satisfactory financing, intends to develop a facility containing approximately 1,100 slot machines, 25 blackjack and poker tables, restaurants, a parking garage containing in excess of 1,000 spaces and other related amenities. The Company will own approximately 55% of the joint venture and has entered into an agreement to manage the facility developed by the joint venture for a fee.


MARKETING

  The Company attracts customers to its casinos by designing and implementing marketing strategies and promotions that emphasize their tropical island theme and promote repeat visitation and customer loyalty. For example, the Company offers membership in its Island Gold Players Club to its customers and "V.I.P." services to higher wagering and repeat gaming patrons. The Island Gold Players Club is a promotional activity in which members accumulate points that can be exchanged for benefits such as casino cash tokens, prizes and complimentary services. In addition, Island Gold Players Club members receive tournament priority and monthly newsletters and a daily "free pull" on a slot machine offering awards up to $100,000. Further, the Company uses the Island Gold Players Club to track patron slot play and develop a customer database, which the Company utilizes in its marketing programs. As of April 27, 1997, the Company had enrolled approximately 2.2 million members in the Island Gold Players Club.

  The Company intends to emphasize food and entertainment amenities to enhance its customer-friendly atmosphere with a view toward attracting repeat customers. In that regard, the Company has developed Farraddays', a branded restaurant featuring steak and seafood and offering upscale dining in a casual, nautical setting designed to promote an atmosphere of exploration and adventure. The Company has recently opened a Farraddays' at the Isle-Bossier City and, during fiscal 1998, plans to open additional Farraddays' facilities at the Isle-Lake Charles, the Isle-Vicksburg and the Isle-Biloxi. In addition, during fiscal 1997, the Company opened a 14,000 square foot entertainment facility at the Isle-Lake Charles which has enabled the Company to offer performances by entertainers including Wayne Newton and events including live boxing. The Company has also enhanced the Isle-Vicksburg's non-gaming amenities by expanding an outdoor entertainment area located at the edge of the Mississippi River. The location of the entertainment area is such that it offers an exceptional view of the river and enables the Isle-Vicksburg to offer live performances by entertainers as well as other events.

  To encourage group sales, the Company utilizes bus programs, corporate and hotel sales programs and golf package programs with hotels and golf courses located near its casinos. The Company's Biloxi hotel is included in the Holiday Inn worldwide reservations system which the Company believes provides the hotel with significant marketing benefits.

  The Company has increased its reliance on database marketing in order to best identify the segments of the population that are most likely to be attracted to the Company's facilities. Database marketing helps the Company to identify those customers and potential customers that are most likely to be attracted by the Company's emphasis on slot machine play. The Company also places significant emphasis on attracting local residents and seeks to maintain a strong local identity in each market in which it operates by staging and supporting special events. The Company further enhances its facilities' appeal to local patrons by encouraging enrollment in the Island Gold Players Club and offering its members attractive amenities.

  The Company uses television, radio, outdoor and print media to promote its services and to achieve greater name recognition. To further enhance the Isle of Capri Casino tropical theme, the Company engaged a well-known actor to narrate the Company's television and radio advertisements.


CURRENT OPERATIONS

 The Isle-Bossier City

  The Isle-Bossier City, which commenced operations on May 20, 1994, is one of only four licensed gaming facilities currently operating in the Shreveport/Bossier City market, the closest gaming market to the Dallas/Ft. Worth, Texas metropolitan area. The Isle-Bossier City is located on a 38-acre site along the Red River approximately 1/4 mile from the Isle of Capri Boulevard exit off Interstate 20. The Isle-Bossier City consists of a dockside riverboat casino, a land-based entertainment and support pavilion and parking on-site for 1,200 cars, of which 940 are accommodated in an attached parking garage. Additional overflow parking is available nearby on weekends. The Isle-Bossier City features the Company's festive tropical island theme throughout the facility. The features of the land-based pavilion include towering palm trees, exotic rock formations and a waterfall. The riverboat also features a tropical decor, including signage and lighting fixtures. To enhance the tropical island experience, patrons are served by friendly, attentive support staff dressed in tropical attire.

  The riverboat offers 30,000 square feet of gaming space on three levels with 1,038 slot machines and 52 table games and video poker bars. The approximately 72,200 square-foot land-based pavilion offers a variety of non-gaming amenities, including three restaurants, a gift shop, an entertainment lounge area, a large nine-screen television wall featuring sporting events, an Island Gold Players Club Booth and administrative offices. During fiscal 1997, the Company spent approximately $4.5 million on improvements at the pavilion which included the expansion of existing restaurant and entertainment facilities, the addition of a new water feature and the addition of Farraddays', a 107-seat, nautically themed restaurant developed by the Company. In addition to Farraddays', restaurant offerings at the Isle-Bossier City include Calypso's, a 352-seat buffet style restaurant, and Tradewinds, a 40-seat delicatessen and fast food outlet. In addition, live entertainment is featured in the Caribbean Cove Showroom, an entertainment facility which can accommodate up to 500 guests.

  The Isle-Bossier City is readily accessible from an exit off Interstate 20 onto Isle of Capri Boulevard, a four-lane road leading directly to the entrance of the facility. Approaching the Isle-Bossier City, customers enter a multi-lane porte cochere providing convenient access to free valet parking, an attached parking garage or surface parking lots.

  The Shreveport/Bossier City market is among the leading riverboat gaming markets in the United States. The Company believes that the Isle-Bossier City attracts customers from three primary groups: (a) local residents; (b) residents of northeastern Texas; and (c) residents of the Dallas/Ft. Worth metropolitan area which has a population of approximately 4.5 million and is located approximately 180 miles west on Interstate 20. Approximately 550,000 and 1.8 million people live within 50 and 100 miles, respectively, of the Isle-Bossier City.

  The Isle-Bossier City is one of four comparably sized facilities currently operating in the Shreveport/Bossier City market, all of which opened between April, 1994 and October, 1996. Overall, there is currently an aggregate of approximately 120,000 square feet of casino floor space in use in the Shreveport/Bossier City market.

  The Company owns and operates the 234-room Isle of Capri Hotel, located approximately 2.5 miles east of the Isle-Bossier City on Interstate 20, from which the Company offers shuttle service to the Isle-Bossier City.

  The Shreveport/Bossier City hotel market consists of approximately 5,350 hotel/motel rooms. Hotel occupancy during 1993, prior to the introduction of gaming, averaged approximately 43.1%. During 1994, occupancy rates rose to approximately 70.2% with the heaviest demand during the peak summer months. During 1995, occupancy increased to 72.5% and in 1996, occupancy was approximately 91.1%. One of the Isle-Bossier City's competitors is currently constructing a 606-room all-suite hotel, and several of the area's hotels have incorporated upgrades to their facilities due to the increasing demand for quality, overnight accommodations. The Company believes that the Isle of Capri Hotel is well positioned to take advantage of increasing demand in the Shreveport/Bossier City hotel market.

 The Isle-Lake Charles

  The Isle-Lake Charles, which commenced operations on July 29, 1995, is one of two riverboat gaming facilities (each comprised of two licensed riverboats) in the Lake Charles, Louisiana market and one of three gaming facilities in southwest Louisiana (a land-based Indian-owned casino is located in Kinder, Louisiana 35 miles northeast of Lake Charles). On July 12, 1996, the Isle-Lake Charles began operating its second riverboat casino, the Grand Palais, which became the fourth licensed riverboat casino in the Lake Charles market. Lake Charles is currently the closest casino gaming market to Houston, Texas, a metropolitan area with a population of approximately 4.2 million located approximately 145 miles west on Interstate 10. The Isle-Lake Charles is located on a 16-acre site along the Calcasieu River adjacent to Interstate 10 in Calcasieu Parish, one mile from the City of Lake Charles. The Isle-Lake Charles commenced operations in July of 1995 with an approximately 27,500 square-foot riverboat casino which presently contains approximately 24,700 square feet of gaming space with 892 slot machines and 46 table games on three levels. A fourth level of that riverboat contains approximately 9,000 square feet of entertainment space. The Grand Palais consists of an approximately 41,700 square foot riverboat casino containing approximately 24,200 square feet of gaming space with 944 slot machines and 48 table games on two levels. The Grand Palais offers a large bar and foyer when customers enter the boat and a spacious third level where the Company may provide a variety of non-gaming and entertainment amenities.

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

  The new pavilion offers a wide variety of non-gaming amenities, including Calypso's, a 489-seat buffet style restaurant; Tradewinds grill and restaurant and Caribbean Cove, which share 220 seats in the pavilion and feature a free, live Caribbean-themed revue entitled "Island Fever"; the Tropics bar; the Banana Cabana gift shop and the Island Gold Players Club booth. The pavilion includes a 14,000 square foot activity center, designed for special events, including live boxing, televised pay-per-view events, concerts, banquets and also includes meeting facilities and administrative offices. The Isle-Lake Charles provides free valet parking or free self-parking for more than 2,000 vehicles, including approximately 1,400 spaces in an attached parking garage from which patrons can access the pavilion by elevator. The Company is currently developing the Inn at the Isle, a 240-room hotel, at the Isle-Lake Charles. The hotel is scheduled to open in September, 1997. The Company is also currently constructing a Farraddays' restaurant at the Isle-Lake Charles which is scheduled to open in September 1997.

  The Company believes that the Isle-Lake Charles attracts customers from three primary groups: (a) residents of southeast Texas, particularly from the Houston metropolitan area which has a population of approximately 4.2 million people, and is located 145 miles to the west on Interstate 10, and the population centers of Beaumont, Galveston, Orange and Port Arthur, Texas; (b) local area residents; and (c) tourists. Approximately 480,000 and 1.6 million people live within 50 and 100 miles, respectively, of the Isle-Lake Charles. Like the Isle-Bossier City, a significant portion of the business of the Isle-Lake Charles is (and will continue to be) derived from residents of Texas, where casino gaming has not been legalized. See "Regulatory Matters."

  The Isle-Lake Charles was the second gaming facility to enter the Lake Charles, Louisiana market and the third gaming facility to enter the southwest Louisiana market. Two riverboats, containing an aggregate of approximately 55,000 square feet of casino floor space, are currently operated by Players International from a single location in the City of Lake Charles approximately two miles from the site of the Isle-Lake Charles. In addition, a land-based, Indian-owned casino opened in January 1995 in Kinder, Louisiana, approximately 35 miles northeast of the site of the Isle-Lake Charles. Management believes that the Isle-Lake Charles has several competitive advantages in the Lake Charles gaming market. The Isle-Lake Charles, with its location at the western end of the Lake Charles gaming market, is the first gaming facility reached by patrons arriving from the west, including Texas. The Company believes that the Inn at the Isle, once completed, will enable the Company to attract patrons from Texas, and more effectively compete in the Lake Charles market. Moreover, management believes that its convenient, free on-site parking facilities further enhance the advantages of the Isle-Lake Charles' location. The Company believes that the addition of the Grand Palais to the site of the Isle-Lake Charles has enabled the Company to more effectively compete with the existing two-boat operation in Lake Charles and the land-based casino in Kinder. In addition, although land-based casinos are generally preferred by gaming customers to riverboat casinos (because of, among other things, the requirement of cruising), the two-boat operation at the Isle-Lake Charles provides at least one boat at dockside at all times. Moreover, the land-based casino in Kinder requires a total of approximately 70 miles more per round trip for patrons from Texas.


 The Isle-Biloxi

  The Isle-Biloxi, which commenced operations on August 1, 1992, was the first gaming facility to open in Mississippi. The Isle-Biloxi currently consists of a 50,000 square-foot dockside casino containing 32,500 square feet of gaming space with 1,200 slot machines and 42 table games on two levels, an adjacent land-based pavilion, a 367-room hotel and on-site parking for more than 1,100 vehicles. The Company has continuously expanded and upgraded the Isle-Biloxi in order to enhance its long-term competitive position in the Mississippi Gulf Coast market. The major components of the expansion and upgrading have been the addition of a 367-room, 15-story hotel tower and a 32,000 square-foot land-based pavilion providing a variety of non-gaming amenities and enhancements to the casino. The improvements, which were completed during fiscal 1996, focused on the transformation of the Isle-Biloxi into a more customer-friendly resort destination that the Company believes has resulted in a significant increase in the number of its casino visitors. The enhancement of the island-themed decor in the casino and the themed amenities are designed to further increase identification of the Isle of Capri Casino brand name and distinguish the Isle-Biloxi from its competitors, most of which offer a distinctive theme in the Mississippi Gulf Coast market.

  The 367-room Isle of Capri Casino Crowne Plaza hotel facility and the casino are directly accessible through the pavilion. The Company believes that the hotel fills an important niche in the Mississippi Gulf Coast market, which has been believed to suffer from a lack of quality hotel rooms. The hotel is included in the Crowne Plaza and Holiday Inn Worldwide reservation system. Named Crowne Plaza Resort of the Year for 1995, the hotel offers spacious rooms, most with balconies overlooking Point Cadet Marina, and provides amenities including meeting rooms, full room service, a heated pool and access to exercise facilities (which include a jacuzzi, dry sauna and massage facility). The Company reserves a portion of the rooms for selected casino patrons at all times. The Isle-Biloxi directly markets to organizations to attract convention and group traffic, which the Company believes accounted for approximately 10% of the Isle-Biloxi's casino revenue. The hotel offers more than 15,000 square feet of meeting space for such events.

  The 32,000 square-foot, 50-foot high atrium-style pavilion offers a wide variety of non-gaming amenities. The pavilion features three dining facilities:
Calypso's, a 280-seat buffet style restaurant; Coral Reef, a 146-seat fine dining facility; and Tradewinds Grill, where visitors can enjoy a "Cheeseburger in Paradise," and Caribbean Cove, which together share 88 seats. Calypso's and Coral Reef provide panoramic views of the Gulf of Mexico and Deer Island. The Caribbean Cove is an open-air lounge area located at the center of the pavilion, surrounded by a dramatic fountain and an entertainment stage, which offers seating for an additional 116 people. The pavilion's entertainment area features a Las Vegas-style revue, performances of which are scheduled several times daily. Musical performances by other groups and artists are also scheduled throughout the day. The pavilion also features Banana Cabana, a gift shop, and a lounge area designed to provide a comfortable waiting area for bus patrons.

  The casino provides customers with the impression of a traditional land-based casino, rather than that of a floating pavilion casino. Guests approach the facility on a four-lane ramp divided by a series of cascading waterfalls featuring four sculptured dolphins and enter a four-lane porte cochere, which serves as the main valet parking and bus drop off area. The casino is also directly accessible through an entrance which is situated adjacent to the primary self-parking areas. The casino is highly visible and directly accessible from the pavilion and features 40-foot high ceilings and a dramatic waterfall to enhance the visual experience. Further enhancing the tropical ambiance, music from the pavilion's entertainment area, which features steel drums and Caribbean-oriented melodies, is audible throughout the casino.

  The Company believes that the Isle-Biloxi attracts customers from four primary groups: (a) local area residents; (b) Alabama, Florida and Georgia residents, primarily from along the Gulf Coast; (c) tourists; and (d) residents of southeastern Louisiana, including those from the New Orleans and Baton Rouge metropolitan areas. There are approximately 660,000 and 2.9 million people residing within 50 and 100 miles, respectively, of Biloxi and the Company believes that this population base has provided a significant portion of the Isle-Biloxi's business. Biloxi is the easternmost city on the Mississippi Gulf Coast where casino gaming is presently permitted. As a result, Biloxi is currently the closest gaming market to Mobile, Alabama, located approximately 45 miles east of Biloxi on Interstate 10. The Company believes that approximately 23% of the Isle-Biloxi's customer base is derived from Alabama, particularly the Mobile metropolitan area. The Mississippi Gulf Coast, with its 26 miles of white sand beaches and approximately 18 golf courses open to the public, is a major regional tourist destination which attracted approximately six million visitors in 1996. The tourist season is heaviest from May to September, which the Company believes contributes to some seasonality in the Isle-Biloxi's business.

  At present, 11 gaming facilities (including the Isle-Biloxi), comprising approximately 540,000 square feet of casino floor space, are located along the Mississippi Gulf Coast. Eight facilities are located in Biloxi and collectively account for approximately 370,000 square feet of casino floor space. Two other facilities are located in Gulfport, approximately 10 miles west of Biloxi, and one is located in Bay St. Louis, approximately 30 miles west of Biloxi. Management believes that the location of the Isle-Biloxi affords it several significant competitive advantages. The Isle-Biloxi is located on Casino Row, a cluster of four casinos at the eastern end of U.S. Highway 90, affording visitors the convenience and visual impact of four gaming facilities located within walking distance. With its location at the eastern end of Biloxi, Casino Row is the first area reached by visitors from Alabama, Florida and Georgia. The facilities at the Isle-Biloxi allow it to more fully realize the benefits of its superior location. The Company believes that the Isle-Biloxi offers customers a resort destination, instead of a day-trip site, where customers can extend their use of the casino.

  A number of the Company's competitors in the Mississippi Gulf Coast have either purchased existing hotels in the area, are presently building, or have announced plans to build, additional hotels. The Mississippi Gulf Coast hotel market consists of approximately 9,500 hotel/motel rooms, with the greatest concentration located in Biloxi and Gulfport. More than 4,000 additional hotel/motel rooms have been proposed or are currently under construction in the Mississippi Gulf Coast market, including 1,800 rooms due to open in December, 1998 at the site of the Beau Rivage approximately two miles from the Isle-Biloxi, and 1,100 rooms due to open in early 1998 at the Imperial Palace, approximately three miles from the Isle-Biloxi. In addition, Grand Casinos is in the process of adding a second, 500-room hotel to its Biloxi facility, and Casino Magic, located next door to the Isle-Biloxi, is presently constructing a 370-room hotel at its property. (See "Risk Factors - Competition"). Hotel occupancy is generally highest in the peak tourist months between May and September. In calendar 1996, hotel occupancy rates in the market averaged approximately 69%. Occupancy at the Isle-Biloxi since the opening of its hotel in August 1995 has averaged approximately 90%.


 The Isle-Vicksburg

  The Isle-Vicksburg, which commenced operations on August 9, 1993, was the first of four gaming facilities to open in the Vicksburg, Mississippi area. The Isle-Vicksburg is located on a site consisting of approximately 18 acres along the Mississippi River, approximately one mile north of Interstate 20. The Isle-Vicksburg originally opened with a riverboat and barge casino containing approximately 21,000 square feet of gaming space and a temporary land-based facility. The temporary facilities were subsequently replaced in May 1994 with a 32,000 square-foot dockside casino, a 12,000 square-foot land-based pavilion containing a variety of non-gaming amenities and administrative offices. The Isle-Vicksburg provides on-site parking for 900 vehicles, and a 13-acre site located approximately 1/2 mile from the casino provides off-site parking for 200 vehicles and a 67-space recreational vehicle park.

  The land-based pavilion features Calypso's, a 206-seat buffet-style restaurant (as well as 36 seats on a patio overlooking the Mississippi River), and the Tradewinds delicatessen, which includes seating for 60 people and live entertainment. The Company plans to open a Farraddays' restaurant at the site of the Isle-Vicksburg during fiscal 1998. In addition, other amenities include a reception area, an Island Gold Club Players booth and a Banana Cabana gift shop. Patrons are provided easy access to the second level of the floating pavilion casino from the land-based pavilion by means of either escalator or a wide stairway which offers patrons panoramic views of the Mississippi River through a wall of windows. The floating pavilion casino provides a spacious and exciting gaming environment on two levels containing 802 slot machines and 36 table games, including a poker room with seven tables. The casino features a tropical island theme and decor including exotic rock formations, cascading waterfalls, towering palm trees and tropical-themed slot machine signage and lighting fixtures, the Caribbean's Sports Bar and the High Roller Hut (with $5, $25 and $100 slots).

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

  The Company believes that the Isle-Vicksburg attracts customers from three primary groups: (a) local and area residents, primarily from Vicksburg and Jackson, Mississippi; (b) northeastern Louisiana residents; and (c) tourists. Vicksburg is approximately 45 miles west of Jackson, Mississippi, a metropolitan area with a population of approximately 420,000. The Isle-Vicksburg is directly accessible from Jackson on Interstate 20, and a significant portion of the Isle-Vicksburg's business comes from Jackson residents. Approximately 530,000 and 1.5 million people live within 50 and 100 miles, respectively, of the Isle-Vicksburg. Vicksburg, a river port city best known as the site of an historic Civil War battle and the home of the Vicksburg National Military Park and Cemetery, drew approximately 900,000 visitors in 1996.

  The Isle-Vicksburg is one of four gaming facilities currently operating an aggregate of approximately 105,000 square feet of casino floor space in the Vicksburg area. The Isle-Vicksburg is the second largest casino in the Vicksburg area. Other regional casino competition includes one dockside gaming facility in Natchez, Mississippi (approximately 60 miles south of Vicksburg and 80 miles southwest of Jackson); three dockside gaming facilities in Greenville, Mississippi, (approximately 80 miles north of Vicksburg and 90 miles northwest of Jackson); and a land-based, Indian-owned casino near Philadelphia, Mississippi (approximately 115 miles northeast of Vicksburg and 70 miles northeast of Jackson). Management believes that the Isle-Vicksburg enjoys certain competitive advantages in the Vicksburg gaming market based on its convenient location. The Isle-Vicksburg is located approximately one mile from an exit off Interstate 20 which provides easy access from Jackson and the surrounding areas. Only one other competitor in Vicksburg is located closer to Interstate 20 than the Isle-Vicksburg. The Isle-Vicksburg also offers ample parking on-site and immediately adjacent to the facility. Management further believes that the gaming and non-gaming facilities and the distinctive tropical theme provide one of the most exciting and spacious gaming environments in the Vicksburg market.


 Pompano Park

  On June 30, 1995, the Company acquired Pompano Park, a harness racing track located in Pompano Beach, Florida, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. Pompano Park also broadcasts its racing events through simulcast and off-track betting facilities. Pompano Park is comprised of approximately 180 acres of owned land used for harness racing operations and 143 acres of leased land used for training operations. The Company has a four-year option to purchase the leased land at a cost of $12 million, plus cost of living adjustments. The Company believes that, because of its size and location, Pompano Park would be an attractive location for casino gaming if casino gaming is ever legalized in Florida and the site is available for gaming under applicable law. Pompano Park competes against numerous other pari-mutuel facilities, including thoroughbred and dog race tracks and jai alai frontons, located throughout south Florida. During fiscal 1997, Pompano Park conducted approximately 187 live racing programs.

  In connection with the acquisition of Pompano Park, the Company agreed to pay to the sellers specified additional consideration if, and for so long as (i) casino gaming may legally be conducted by the Company at Pompano Park or (ii) as a result of the purchase of the pari-mutuel license acquired in connection with the acquisition of Pompano Park, the Company may legally conduct casino gaming at any other location. The additional consideration would be an amount equal to $25 million plus 5% of the gaming net win (as defined), payable monthly. The $25 million portion of such amount would be payable $10 million at such time as the Company receives all licenses, permits or approvals necessary to conduct such casino gaming operations and $15 million at such time as the Company opens such a casino gaming facility to the public. The Company's obligation to pay any such additional consideration will terminate if casino gaming has not been legally permitted at Pompano Park within six years after the closing of the acquisition of Pompano Park.

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

  Effective January 1, 1997, the Company began operating a limited stakes (with a maximum $10 pot) poker room at Pompano Park. Such activities do not constitute casino gaming or create any obligation for additional consideration in connection with the acquisition of Pompano Park. The Company operates 23 tables from 5 p.m. to 2 a.m. on each evening that live racing is held at Pompano Park. The Company must distribute at least 50% of the net proceeds (reflecting its direct costs of operating poker rooms) to supplement its purses for harness races and breeders' awards. See "Regulatory Matters--Florida."

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


COMPETITION

 General

  Competition in the gaming industry is intense in the markets where the Company operates gaming facilities. As new gaming opportunities arise in existing gaming jurisdictions, in new gaming jurisdictions and on Indian-owned lands, new or expanded operations by others can be expected to increase competition for the Company's existing and future operations and could limit new opportunities for the Company or result in the saturation of certain gaming markets. Casino gaming does not have a long operating history in the jurisdictions where the Company operates gaming facilities and, therefore, the effects of competition in these jurisdictions cannot be predicted with any degree of certainty. Many of the Company's competitors have more gaming industry experience, are larger and have greater financial resources than the Company. As a result, increased competition could have a material adverse effect on the Company. In addition, management believes that large, well-financed gaming facility operators have become attracted to Biloxi, and may take interest in other of the Company's markets as well.


 Bossier City Operations

  The Isle-Bossier City is one of four comparably sized gaming facilities currently licensed and operating in the Shreveport/Bossier City market, each of which has comparable amenities. The Isle-Bossier City will face increased competition from existing competitors to the extent that they add to or enhance existing amenities. In that regard, Binion's Horseshoe Casino is currently constructing a 606-room all-suites hotel at its dockside riverboat casino location in Bossier City, and a larger riverboat. In addition to existing competition, the granting of additional gaming licenses in the Shreveport/Bossier City market or the relocation of existing licenses to that market from elsewhere in the State of Louisiana would increase competition for the Isle-Bossier City. In that regard, Hilton recently received approval to relocate its riverboat from New Orleans to Shreveport to operate as part of a joint venture with Harrah's. In addition, a joint venture involving Hollywood Casinos was awarded the last available license to develop a casino in Bossier City. Although the Louisiana Gaming Control Board subsequently re-opened the application period with respect to the Hollywood Casinos' license, management believes that the license will likely be awarded to an operator in the Shreveport/Bossier City market. Therefore, it is likely, in management's opinion, that up to six dockside riverboat casinos eventually will be operating in the Shreveport/Bossier City market, where only four currently operate. In addition, legislation was passed during the 1997 legislative session which permits up to 15,000 square feet of slot machines to operate at Louisiana Downs, a thoroughbred racing facility located approximately 6 miles east of the Isle-Bossier City. Prior to commencing operation of slot machines at the facility, voter approval in a parish-wide election is required, and the Louisiana Legislature must pass legislation during a fiscal session assessing a tax on the slot operations. However, if ultimately approved, such operations may have an adverse effect on the Isle-Bossier City. Moreover, the legalization of casino gaming in Texas could have a material adverse effect on the Isle-Bossier City.


 Lake Charles Operations

  The Isle-Lake Charles is one of two riverboat gaming facilities operating in the Lake Charles, Louisiana market. The Isle-Lake Charles' riverboat competitor, Players International, operates two riverboats and a 134-room hotel facility from a single location in the City of Lake Charles approximately two miles from the site of the Isle-Lake Charles. In addition, a land-based, Indian-owned casino with approximately 68,500 square feet of gaming space is operating in Kinder, Louisiana, approximately 35 miles to the northeast of the Isle-Lake Charles. Riverboats in the Lake Charles market are subject to cruising requirements, which makes a land-based casino more desirable to many gaming customers. Players International and the Company each hold two gaming licenses and operate two riverboats from a single facility. (Louisiana, unlike certain other jurisdictions, does not permit license holders to operate a second boat out of the same location without a gaming license for each boat.) In addition to existing competition, the granting of additional gaming licenses in the Lake Charles market or the relocation of existing licenses from elsewhere in the State of Louisiana to that market would increase competition for the Isle-Lake Charles. In addition, legislation was passed during the 1997 legislative session which permits up to 15,000 square feet of slot machines to operate at Delta Downs, a quarterhorse racing facility located approximately 25 miles west of the Isle-Lake Charles. Prior to commencing operation of slot machines at the facility, voter approval in a parish-wide election is required, and the Louisiana Legislature must pass legislation during a fiscal session assessing a tax on the slot operations. However, if ultimately approved, such operations may have an adverse effect on the Isle-Lake Charles. Moreover, the legalization of casino gaming in Texas would have a material adverse effect on the Isle-Lake Charles.


  Biloxi Operations

  Eleven gaming facilities (including the Isle-Biloxi), with an aggregate of approximately 540,000 square feet of casino floor space, are located along the Mississippi Gulf Coast. Eight facilities are located in Biloxi and collectively account for approximately 370,000 square feet of casino floor space. Two of the other three facilities are located in Gulfport, approximately 10 miles from Biloxi, and the other is located in Bay St. Louis approximately 30 miles from Biloxi. Because Mississippi law does not limit the number of gaming licenses that may be granted, there may be increases in the number of gaming facilities along the Mississippi Gulf Coast and the surrounding areas, which could have a material adverse effect on the Isle-Biloxi. In addition, the Company believes that many of its competitors will add to or enhance their existing amenities and new competitors will enter the Mississippi Gulf Coast market. Mirage Resorts, Inc. is currently developing, and has received a gaming license to open, a casino and resort in Biloxi, at a site approximately two miles from the Isle-Biloxi. The project, which the Company believes will include an 1,800-room hotel, is scheduled to open in late 1998. In addition, an "Imperial Palace" casino and hotel is currently being built and will be located on the Back Bay in Biloxi, approximately three miles from the Isle-Biloxi. This development is expected to include a hotel facility containing approximately 1,100 rooms. Similarly, Grand Casinos is currently constructing a second 500-room hotel at its site in Biloxi, and Casino Magic is constructing a 370-room hotel at its location immediately adjacent to the Isle-

Biloxi. Furthermore, two gaming companies are seeking the necessary approvals to develop casinos adjacent to Interstate 10, which if developed, could have an adverse affect on the Isle-Biloxi's operation. Certain existing and future competitors have more extensive financial resources than does the Company. Intense competition on the Mississippi Gulf Coast has contributed to the closure of three gaming facilities in that area and one other is operating under bankruptcy protection. In addition, the legalization of casino gaming in Alabama would increase competition for, and would have a material adverse effect on, the Isle-Biloxi.


  Vicksburg Operations

  The Isle-Vicksburg is one of four gaming facilities currently operating an aggregate of approximately 105,000 square feet of casino floor space in the Vicksburg area. The Isle-Vicksburg is the second largest casino in the Vicksburg area. Two competitors have hotels on their site and the competitor closest to the Isle-Vicksburg has a hotel within 1/2 mile of its casino. (The Isle-Vicksburg does not contain a hotel, but operates a 67-space recreational vehicle park located 1/2 mile from its facilities.) Other local casino competition includes one gaming facility in Natchez, Mississippi (approximately 60 miles south of Vicksburg and 80 miles southwest of Jackson); three gaming facilities in Greenville, Mississippi (approximately 80 miles north of Vicksburg and 90 miles northwest of Jackson); and a land-based, Indian-owned casino near Philadelphia, Mississippi (approximately 115 miles northeast of Vicksburg and 70 miles northeast of Jackson). Because Mississippi does not limit the number of gaming licenses that may be granted, there may be increases in the number of gaming facilities in Vicksburg and elsewhere in counties bordering the Mississippi River, which could have a material adverse effect on the Isle-Vicksburg. There have been recent reports that Horseshoe Gaming is considering the development of a casino and hotel in Vicksburg on property currently owned by Lady Luck Gaming. While the Mississippi statutes specify that gaming may only be held on the Mississippi River and on navigable waters within counties bordering the Mississippi River, several controversies have arisen concerning the exact permissible locations of casinos within this statutory language. Specifically, there have been several attempts to expand gaming as far east of the Mississippi River as possible. It is likely that these controversies and efforts to expand gaming east of the Mississippi River will continue. There is currently an action pending in a Mississippi state court involving an appeal of a decision by the Mississippi Gaming Commission denying site approval in connection with a proposed casino development by Horseshoe Gaming in the eastern part of Warren County, the county in which the Isle-Vicksburg is located, between the Isle-Vicksburg and its primary market of Jackson, Mississippi. In the event sites are approved in the eastern part of Warren County, the Isle-Vicksburg would be adversely affected.


RECENT DEVELOPMENTS

  Issuance of Senior Secured Notes and Debt Refinancing

  On August 6, 1996, the Company issued $315 million in aggregate principal amount of its 12-1/2% Senior Secured Notes due 2003 (the "Notes"). The proceeds of the issuance of the Notes were used, in part, to retire or defease all of the Company's 11-1/2% First Mortgage Notes due 2001 in the aggregate principal amount of $105 million, refinance other indebtedness, and finance the purchase by the Company of the 50% interest not owned by it in LRGP, which at the time of purchase owned 50% of the common stock of SCGC.

  Management Changes

  Effective July 24, 1996, the Company's Chief Operating Officer, Juris Basens, and its Vice President of Marketing, David Paltzik, resigned from the Company. In addition, the general manager of the Isle-Vicksburg resigned effective July 23, 1996. President John Gallaway assumed the position of Chief Operating Officer following Mr. Basens' resignation. Effective August 5, 1996, Edward Reese joined the Company as Vice President - Construction & Design; effective March 17, 1997, James Guay joined the Company as Vice President of Marketing; and effective April 7, 1997, Timothy Hinkley, who had previously been the General Manager of the Isle-Biloxi, became the Company's Senior Vice President of Operations.

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

  In connection with the Goldstein Family Equity Purchase, the Company issued to its shareholders (other than those shareholders participating in the Goldstein Family Equity Purchase), and certain other of its securityholders, rights ("Rights") to purchase up to 4,296,085 shares of Common Stock at the same price, and in the same pro rata amount, as shares purchased in the Goldstein Family Equity Purchase (the "Rights Offering"). A total of 3,079,980 shares of Common Stock were issued in connection with the Rights Offering, resulting in net proceeds to the Company of approximately $18.1 million.


RECENT ACQUISITIONS

  The Company has recently completed the following acquisitions as part of its overall strategy to consolidate its ownership interests in its gaming facilities.


 LRGP Acquisition

  On August 6, 1996, the Company acquired (the "LRGP Acquisition") the remaining 50% interest in LRGP not owned by it from Louisiana River Site Development, Inc. The consideration for the LRGP Acquisition included (i) $85 million in cash,
(ii) five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $10.50 per share and (iii) $1.5 million in cash per year for seven years, payable monthly beginning on October 1, 1998.


 Grand Palais Acquisition

  On May 3, 1996, the Company purchased all of the outstanding common stock of GPRI in a bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code. GPRI owns the Grand Palais, gaming equipment, certain other furniture, fixtures and equipment, all necessary gaming licenses issued by the State of Louisiana, and other permits and authorizations. The aggregate consideration paid by the Company in connection with the Grand Palais Acquisition was approximately $60.8 million, consisting of cash in the amount of approximately $7.5 million, approximately $37.1 million in notes and assumed indebtedness and 2,250,000 shares of Common Stock and five-year warrants to purchase an additional 500,000 shares of Common Stock at an exercise price of $10.00 per share. In connection with the acquisition of the Grand Palais, Bernard Goldstein, the Chairman of the Company, and three of his sons (including Robert Goldstein, a director of the Company) pledged certain of their assets for the issuance of a letter of credit to secure the repayment of a portion of the principal of certain notes issued to effect the Grand Palais Acquisition. The Company issued to two of Mr. Goldstein's sons (other than Robert Goldstein) a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $5.875 per share. On July 12, 1996, the Louisiana Gaming Control Board authorized the commencement of gaming on the Grand Palais and, pursuant to such approval, the Grand Palais opened on such date.

 SCGC Acquisition

  On May 3, 1996, the Company purchased from Crown Casino Corporation ("Crown Casino") the remaining 50% interest in SCGC (the other 50% of which is owned by
LRGP), in exchange for 1,850,000 shares of Common Stock, a five-year warrant to purchase an additional 416,667 shares of Common Stock at an exercise price of $12.00 per share which can be exercised only by exchanging up to $5 million principal amount of indebtedness owed to Crown Casino for any such shares, and the restructuring of certain indebtedness owed to Crown Casino.


FUTURE DEVELOPMENT OPPORTUNITIES

  Although the Company intends to focus primarily on the development of its existing properties in the near term, the Company also intends to continue to pursue new development opportunities in jurisdictions where gaming has been legalized and may be legalized in the future. There can be no assurance if or when necessary approvals for existing or future development opportunities will be obtained. In addition, there are significant regulatory, financial, business and other risks inherent in the development, construction and operation of any new gaming facility. There can be no assurance that the Company will be successful in dealing with such matters. The Company believes that its operating experience and its ability to enter new markets quickly will enable it to compete for new gaming opportunities.


 Black Hawk, Colorado

  The Company has formed a joint venture with Nevada Gold & Casinos, Inc. for the development of a casino in Black Hawk, Colorado. The joint venture, subject to certain conditions and obtaining financing, intends to develop a facility containing approximately 1,100 slot machines, 25 blackjack and poker tables, restaurants, a parking garage containing approximately 1,000 spaces and other related amenities. The Company will own approximately 55% of the joint venture and will manage the facility developed by the joint venture for a fee. The project is estimated to cost approximately $100 million and is contingent upon finding funding for the project that is non-recourse to the Company (other than with respect to a limited completion guarantee and certain indemnity obligations) on acceptable terms. The development is expected to take approximately eighteen months to complete from the commencement of excavation activities. If the project financing is obtained, the Company currently anticipates making capital investments into the project totaling approximately $9 million. Additionally, the Company plans to provide a completion capital commitment of up to $5 million, if required to enable the facility to commence operations by April 1, 1999. Gaming in Colorado is subject to significant limitations, including hours of operation and a $5 betting limit.


 Hotel Development Activities

  The Company is currently developing the Inn at the Isle, a 240-room hotel located at the Isle-Lake Charles. The Company presently intends, subject to its ability to obtain suitable financing, to pursue the construction and development, either alone or with one or more business partners, of additional hotel facilities adjacent to the Isle-Bossier City and the Isle-Lake Charles.
In June 1996, the Company entered into a letter of intent, which has since expired according to its terms, to form a joint venture with a developer of hotel properties for the purpose of developing, owning and operating hotel properties. The Company may seek other business partners to assist in developing and operating hotels at one or more of its gaming facilities or, in the event the Company does not enter an arrangement to develop, own and operate hotels with a business partner, the Company intends to develop, own and operate such facilities alone, provided that the Company is able to obtain acceptable financing. There can be no assurance that acceptable financing can be obtained, and the Company's efforts to obtain such financing or joint venture partners, on terms acceptable to it, have, to date, not been successful.

 Cripple Creek, Colorado

  The Company owns 1.6 acres of land and leases an additional 1.3 acres of land in Cripple Creek, Colorado for use in connection with a possible gaming development in Cripple Creek. The property is located at the eastern end of the Cripple Creek gaming market, and would be the first gaming facility reached by patrons from Colorado Springs and other areas to the east. The Company may develop the property with a joint venture partner or alone or sell its interest in the property.


EMPLOYEES

  As of June 30, 1997, the Company employed approximately 6,000 employees. A marine crew at the Isle-Lake Charles has elected union representation by the Seafarer's International Union. None of the Company's other employees is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.


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

  The licenses held by the Gaming Subsidiaries have terms of two years and are not transferable. New licenses will need to be obtained at the end of each two-year period. There can be no assurance that new licenses can be obtained. The Isle-Biloxi received a second license in April 1996 and the Isle-Vicksburg obtained a second license in February 1997. The Mississippi Gaming Commission may at any time revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in the Gaming Subsidiaries for any cause deemed reasonable by such agency. Substantial fines for each violation of gaming laws or regulations may be levied against the Gaming Subsidiaries, the Company and the persons involved. A violation under the gaming license held by a Gaming Subsidiary may be deemed a violation of all the other licenses held by the Company.

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

  The Gaming Control Law abolished the Louisiana Riverboat Gaming Commission, effective May 1, 1996. Likewise, the Gaming Control Law removed all riverboat licensing authority from the Louisiana Enforcement Division, reserving to the Louisiana State Police only the authority to license "non-key gaming employees" and "nongaming vendors." The Gaming Board will now make all licensing and permitting determinations--whether for operators, key employees, or manufacturers and supplier--with regard to riverboat gaming. However, the Louisiana State Police will continue to be involved broadly in gaming enforcement, reporting to the Gaming Board. The Gaming Control Law provides that the Louisiana State Police will continue to conduct suitability investigations, will continue to audit, investigate, and enforce compliance with standing regulations, will initiate enforcement and administrative actions, and will perform "all other duties and functions necessary for the efficient, efficacious, and thorough regulation and control of gaming activities and operations under the [Gaming] Board's jurisdiction."

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

  Certain persons affiliated with a riverboat gaming licensee, including directors and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding 5% or greater interests in the licensee, and persons exercising influence over a licensee ("Affiliated Gaming Persons"), are subject to the application and suitability requirements of the Louisiana gaming law.

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

  An initial license to conduct riverboat gaming operations is valid for a term of five years. LRGP was issued an initial operator's license by the Louisiana Enforcement Division with respect to the Isle-Bossier City on December 22, 1993, and SCGC was issued an initial operator's license by the Gaming Board with respect to the Isle-Lake Charles on March 14, 1995. The license to operate the Grand Palais was issued to a previous owner and the Grand Palais ceased operations as a result of the bankruptcy of GPRI. The Company acquired the Grand Palais and has been advised by the chief counsel to the Gaming Board that it will treat the running of the five-year license period as having been suspended from June 6, 1995 until the date gaming operations commenced on the Grand Palais (July 12, 1996). The Louisiana gaming law provides that a renewal application for the period succeeding the initial five-year term of the operator's license must be made to the Gaming Board on an annual basis. The application for renewal consists of a statement under oath of any and all changes in information, including financial information, provided in the previous application.

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

  Fees for conducting gaming activities on a riverboat include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter, plus (ii) 18-1/2% of net gaming proceeds.

  A licensee must notify and/or seek approval from the Gaming Board in connection with any withdrawals of capital, loans, advances or distributions in excess of 5% of retained earnings for a corporate licensee, or of capital accounts for a partnership or limited liability company licensee, upon completion of any such transaction. The Gaming Board may issue an emergency order for not more than 10 days prohibiting payment of profits, income or accruals by, or investments in a licensee. Riverboat gaming licensees and their affiliated gaming persons must notify the Louisiana Gaming Control Board sixty
(60) days prior to the receipt by any such persons of any loans or extensions of credit, or modifications thereof. The Board is required to investigate the reported loan, extension of credit, or modification thereof, and to determine whether an exemption exists on the requirement of prior written approval, and if not such exemption is applicable, to either approve or disapprove the transaction. If the Board disapproves, the transaction cannot be entered into by the licensee or affiliated gaming person. The Company is an affiliated gaming person of its subsidiaries which hold the licenses to conduct riverboat gaming at the Isle-Bossier City and the Isle-Lake Charles.

  During the 1996 special session of the Louisiana legislature, legislation was passed which provided for local option elections to be held in November 1996 which gave voters in each parish within the state the opportunity to decide whether the various forms of gaming permitted under Louisiana law, including riverboat gaming, were permissible in each parish. In November 1996, voters in Calcasieu and Bossier parishes, the parishes in which the Isle-Lake Charles and Isle-Bossier City are located, respectively, voted favorably to permit the continuation of riverboat gaming.

  During the 1996 special session of the Louisiana legislature, legislation was also enacted placing a constitutional amendment limiting the expansion of gaming on the ballot for a state-wide election. In October 1996, voters passed the constitutional amendment. As a result, local option elections are required before new or additional forms of gaming can be brought into a parish.

  During the 1997 regular session of the Louisiana legislature, a bill was passed which, subject to favorable parish-wide local option elections and passage of legislation assessing a tax, would permit the operation of up to 15,000 square feet of slot machines at three (3) horse racing facilities in Louisiana, two of which are located in the parishes in which the Isle-Lake Charles and the Isle-Bossier City are located. See "Competition - Bossier City Operations" and "Competition - Lake Charles Operations."

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

  Pursuant to Division order and recent enactments to the Florida Statute, PPI is also authorized to conduct full-card pari-mutuel wagering at Pompano Park on simulcast harness races from outside Florida throughout the racing season and on night thoroughbred races within Florida if the thoroughbred permitholder has decided to simulcast night races. Pompano Park has been granted the exclusive right in Florida to conduct full-card simulcasting of harness racing on days in which no live racing is held at Pompano Park, although, on such days, Pompano Park must offer to rebroadcast its simulcast signals to other pari-mutuel facilities (other than thoroughbred parks). In addition, Pompano Park may transmit its live races into any dog racing or jai alai facility throughout Florida, including Dade and Broward counties, for intertrack wagering. The Florida Statute establishes the percentage split between Pompano Park and the other facilities receiving such signals. Recent legislation in Florida provided certain reductions in applicable tax and license fees related to intertrack wagering on broadcasts of simulcast harness racing and thoroughbred racing. The Company believes that simulcast rights at Pompano Park and the recent changes in the Florida Statute are important to the results of operations of PPI.

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

  The card room operator is the "house" and will deal the cards. The house can charge a fee per player or establish a "rake" for each game. The only card games that have been authorized are "nonbanking" games (i.e., those in which the house is not allowed to play against the players). The winnings of any player in a single round, hand or game may not exceed $10.00 and all card games must be played with tokens or chips.

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

  The Company owns approximately 38 acres in Bossier City, Louisiana for use in connection with the Isle-Bossier City, and owns a 234-room hotel located on approximately 10.5 acres of land on Interstate 20 in Bossier City, Louisiana. The hotel is located 2.5 miles east of the Isle-Bossier City and five miles west of the Louisiana Downs horse racing track.

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

  Substantially all of the Company's property is presently pledged as collateral for the Senior Secured Notes. See Note 4 of Notes to Consolidated Financial Statements.

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

  The Company has challenged a Louisiana statute which, effective January 1, 1996, would permit the Bossier Parish Police Jury to levy an additional 50 cent boarding fee per passenger against LRGP. The Company's challenge of the statute was denied at the state trial court level, however, the Company has appealed that decision.

No briefing schedule has been set by the appellate court; therefore, the Company is unable at this time to determine whether it will ultimately be successful in its appeal. If the Company is ultimately unsuccessful in its appeal, it would have a liability, as of April 27, 1997, of approximately $2.3 million for prior unpaid boarding fees, plus a continuing 50 cent fee per passenger at the Isle-Bossier City. As of April 27, 1997, the Company has fully accrued for this contingent liability, and the Company is continuing to accrue for these boarding fees as incurred.

  The Company and its Chairman, Bernard Goldstein, were named as defendants in a lawsuit entitled "Martin B. Greenberg v. Casino America, Inc. and Bernard Goldstein, individually" which was filed on January 23, 1997 in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. The lawsuit alleges that the Company breached a contract of employment between Mr. Greenberg and the Company in connection with Mr. Greenberg's employment as chairman of the Company's Pompano Park subsidiary.
The suit makes a claim for damages against the Company, and against its Chairman, in an unspecified amount. The action is in the early stages of discovery and preliminary motions; therefore, the Company is unable to determine at this time what effect, if any, the suit would have on its financial position or results of operations.

  The Company is engaged in various matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not likely to be material to the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1997 fiscal year.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

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

Fiscal Year Ended April 30, 1996
     First Quarter....................  17.50  13.25
     Second Quarter...................  16.00   6.50
     Third Quarter....................   8.00   5.12
     Fourth Quarter...................   8.38   5.38

Fiscal Year Ended April 27, 1997
     First Quarter....................   9.75   5.75
     Second Quarter...................   7.38   4.38
     Third Quarter....................   5.13   2.56
     Fourth Quarter...................   3.38   1.75

Fiscal Year Ending April 28, 1998
First Quarter (through July18, 1997)..   2.82   1.94

(b) Holders of Common Stock. As of July 18, 1997, there were 712 holders of record of the Common Stock.

(c) Dividends. The Company has never paid any dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain earnings to provide for the growth of the Company. In addition, the Company's indenture with respect to the Senior Secured Notes limits, and the indenture with respect to the Notes will limit, the Company's ability to pay dividends. See "Item 8 -- Financial Statements and Supplementary Data -- Casino America, Inc. -- Notes to Consolidated Financial Statements -- Note 4." Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the current and proposed operations of the Company will generate the funds needed to declare a cash dividend or that the Company will have legally available funds to pay dividends. In addition, the Company may fund part of its operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of Common Stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1--Business--Regulatory Matters."

ITEM 6.  SELECTED FINANCIAL DATA.

  The following selected historical financial information has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.


                                                   Year             Year           Year            Year            Year
                                                  ended            ended          ended           ended           ended
                                                 April 27,        April 30,      April 30,       April 30,       April 30,
                                                   1997             1996           1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Revenues                                     $ 375,602        $ 157,963       $ 127,537       $ 144,633       $  58,664
  Operating income                                28,523            2,378          20,154          39,915          17,587
  Income (loss) before
   income taxes and extra-
   ordinary item                                 (10,354)           4,888          30,012          31,555          15,451
  Net income (loss)                              (21,051)           1,555          18,069          20,353          10,042
  Net income (loss) before
   before extraordinary item per
   common and common equivalent share
   Primary                                          (.39)             .10            1.16            1.28             .71
   Fully diluted                                    (.39)             .10            1.15            1.28             .68
-------------------------------------------------------------------------------------------------------------------------
                                                 April 27,        April 30,      April 30,       April 30,       April 30,
                                                   1997             1996           1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA                                                        (IN THOUSANDS)
  Total Assets                                 $ 528,421        $ 226,474       $ 211,899       $ 176,538       $  58,484
  Long-term debt including
    current portion                              379,522          139,778         138,857         126,649          34,051
  Stockholders' equity                            77,973           50,270          42,015          23,650          14,945


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

  The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop a casino as the Isle-Black Hawk in Black Hawk, Colorado and to develop hotels at the Isle-Bossier City and the Isle-Lake Charles and the expansion of non-gaming amenities at all facilities, are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals, and the Company's limited experience in developing hotel operations. Other important factors that could cause the actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated
August 1, 1996 relating to the issuance of the Company's Senior Secured Notes.


GENERAL

  The Company's results of operations for the fiscal year ended April 27, 1997 reflect the consolidated operating results from all of the Company's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Bossier City, the Isle-Lake Charles and Pompano Park, Inc. ("PPI"). The LRGP Acquisition consummated on August 6, 1996, gave the Company 100% ownership in the Isle-Bossier City and the Isle-Lake Charles, allowing the Company to consolidate their results of operations beginning in the quarter ended October 31, 1996. Previously, the Company reported its interests in the Isle-Bossier City and the Isle-Lake Charles using the equity method of accounting. The Company believes that its results of operations for the periods subsequent to the LRGP Acquisition are not readily comparable to the results of operations from periods prior to the LRGP Acquisition primarily because of the consolidation of the results of operations of the Isle-Bossier City and the Isle-Lake Charles. Furthermore, the historical results of operations reflect the Isle-Lake Charles as a single riverboat operation, whereas the Isle-Lake Charles has operated two riverboats since July 12, 1996 as a result of the GPRI Acquisition. In addition, the land-based pavilion at the Isle-Lake Charles was
expanded in May of 1996.   Because of the lack of comparable information on a
consolidated basis, the following discussion will focus on certain events that affected the Company's consolidated operations during the fiscal year ended April 27, 1997 and comparable data on a location basis. The Company's results of operations for the fiscal year ended April 30, 1996 reflect the Company's equity in income of the Isle-Bossier City and the Isle-Lake Charles, which commenced operations on May 20, 1994 and July 29, 1995, respectively. In addition, the fiscal 1996 results of operations were impacted by the substantial expansion of the Isle-Biloxi, which included the addition of a hotel and enhancements to the land-based pavilion and the casino, completed in August 1995 and the acquisition of Pompano Park in June 1995.

  The Company believes that the results of operations for the fiscal years ended April 27, 1997, April 30, 1996 and April 30, 1995 may not be indicative of the results of operations for future periods primarily because of the substantial present and expected future increase in gaming competition for gaming customers in each of the Company's markets as new casinos open and as existing casinos add to or enhance their facilities. The Company believes that seasonality does not have a significant effect on its business.

RESULTS OF OPERATIONS


Fiscal Year Ended April 27, 1997 - Consolidated Company

  Total revenue for the fiscal year ended April 27, 1997 was $375.6 million which included $322.7 million of casino revenue, $11.7 million of rooms revenue, $2.1 million of management fees, $19.4 million of pari-mutuel commissions, simulcast fees and admissions, and $19.7 million of food, beverage and other revenue. The consolidated revenue of the Company has been impacted by the inclusion of the Isle - Bossier City and the Isle - Lake Charles into the Company's consolidated financial statements since August 6, 1996 and by the GPRI operations since July 12, 1996. Revenues do not reflect the retail value of any complimentaries. Also, as a result of the LRGP Acquisition, management fees were not reported for the periods subsequent to the date of acquisition because these amounts were eliminated in consolidation.

  Casino operating expenses for the fiscal year ended April 27, 1997 totaled $64.3 million, or 19.9% of casino revenue versus 21.4% for the fiscal year ended April 30, 1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The improvement in operating expenses as a percentage of casino revenues is attributed to the Company's expense reduction efforts combined with a shift to direct response marketing.

  Operating expenses for the fiscal year ended April 27, 1997 also included room expenses of $4.5 million from the hotels at the Isle - Biloxi and the Isle - Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

  State and local gaming taxes paid in Mississippi and Louisiana totaled $61.8 million for the fiscal year ended April 27, 1997, which is consistent with the each states' applicable gaming tax rate for previous periods.

  Pari-mutuel operating costs of Pompano Park totaled $16.0 million in fiscal 1997. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

  Food and beverage expenses totaled $14.3 million for the fiscal year ended April 27, 1997. These expenses are comprised primarily of the salaries, wages and benefits, and the operating expenses of these departments.

  Marine and facilities expenses totaled $20.7 million for the fiscal year ended April 27, 1997 and include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

  Marketing and administrative expenses totaled $128.8 million for the fiscal year ended April 27, 1997. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees, property taxes and franchise taxes.

  Depreciation and amortization expense was $27.1 million for the fiscal year ended April 27, 1997. These expenses relate to capital expenditures and acquisition of leasehold improvements, and berthing and concession rights, as well as the amortization of intangible assets.

  Preopening expenses of $2.5 million for the fiscal year ended April 27, 1997 represent salaries, wages and benefits, training, marketing and other non-capitalized costs which were expensed as incurred in connection with the opening of the Grand Palais Riverboat.

  Interest expense was $38.7 million for the fiscal year ended April 27, 1997 net of interest income of $1.6 million. There was no capitalized interest during fiscal 1997. Interest expense relates to the indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP, SCGC and the purchase of GPRI.

  The Company had a loss before extraordinary item of $8.8 million for the fiscal year ended April 27, 1997, primarily as a result of the settlement of the Louisiana Double Jackpot dispute which resulted in a charge of $4.1 million, a valuation charge of $7.0 million taken against the Company's property held for development or sale and the increased competition within the Company's markets beginning in the quarter ended October 31, 1996. In addition, the Company recorded an extraordinary after-tax charge of $12.3 million primarily resulting from the issuance of the Senior Secured Notes in August 1996. The tax benefit resulting from this extraordinary loss was $6.6 million. The Company's effective tax rate of approximately 27.9% for the fiscal year ended April 27, 1997 was less than the statutory rate primarily due to non-deductible goodwill amortization and the valuation allowance.


Fiscal Year Ended April 27, 1997 Compared to Fiscal Year Ended April 30, 1996 - Operating Results - By Location

Isle-Biloxi

  For the fiscal year ended April 27, 1997 the Isle-Biloxi had total revenue of $89.5 million of which $75.3 million was casino revenue, compared to total revenue of $74.8 million of which $66.3 million was casino revenue for fiscal year 1996. The increase in revenues relates to increased occupancy and a full period of operations of its 367-room hotel which opened on August 1, 1995. Operating income before management fees for fiscal year 1997 totaled $14.5 million or 16.2% of total revenue, compared to $10.4 million or 13.9%, before preopening expenses of $1.3 million, for fiscal year 1996. The increases in operating income and operating income margin are primarily due to full period operations and improved operating efficiencies following the start up of hotel operations.

Isle-Vicksburg

  For fiscal year 1997, the Isle-Vicksburg had total revenue of $53.0 million of which $50.5 million was casino revenue, compared to total revenue of $59.6 million of which $57.7 million was casino revenue for fiscal year 1996. Operating income before management fees for fiscal year 1997 totaled $9.1 million or 17.2% of total revenue, compared to $12.1 million or 20.3%, for fiscal year 1996. The decrease in revenue and operating income is primarily a result of increased competition and overall weakness of the market.

Isle-Bossier City

  For fiscal year 1997, the Isle-Bossier City had total revenue of $146.1 million of which $136.2 million was casino revenue, compared to total revenue of $154.6 million of which $145.6 million was casino revenue for fiscal year 1996. Operating income before management fees for fiscal year 1997, which includes a settlement charge of $7.4 million related to the Louisiana Double Jackpot Dispute and $2.4 million of expenses related to the Bossier City Head Tax Case, totaled $16.7 million or 11.4% of total revenue, compared to $43.1 million or 27.9%, for fiscal year 1996. The general decrease in revenue and operating margin primarily reflects the impact of the changes described above, increased promotional activities by the Isle-Bossier City and its competitors in the market and the addition of a new competitor into the market in October 1996.

Isle-Lake Charles

  For fiscal year 1997, the Isle-Lake Charles had total revenue of $128.2 million of which $124.2 million was casino revenue, compared to total revenue of $57.3 million of which $56.6 million was casino revenue for fiscal year 1996. The increase in revenues relates to the opening of its expanded land-based pavilion in May 1996 and the commencement of operations of GPRI on July 12, 1996. Operating income before management fees for fiscal year 1997 totaled $15.0 million or 11.7% of total revenue, before preopening expenses associated with a second riverboat of $2.5 million compared to an operating income of $4.6 million or 8.0%, before preopening expenses of $4.2 million, for fiscal year 1996. The operating performance at the Isle-Lake Charles has been positively impacted by the addition of the second riverboat casino and the Company's efforts to reduce operating expenses.

Pompano Park

  For fiscal year 1997, the Pompano Park had total revenue of $23.4 million of which $19.4 million was pari-mutuel commissions, simulcast fees and admissions, compared to total revenue of $17.5 million of which $15.1 million was pari-mutuel commissions, simulcast fees and admissions for fiscal year 1996. The increase in revenues was substantially due to the beginning of dark day simulcasting in May 1996 and the addition of a limited stakes poker room in January 1997. Operating income for fiscal year 1997 totaled $0.1 million or 0.4% of total revenue, compared to $0.3 million or 1.7%, for fiscal year 1996.


Fiscal Year Ended April 30, 1996 - Consolidated Company

  Total revenue for the fiscal year ended April 30, 1996 was $158.0 million which included $123.9 million of casino revenue, $4.4 million of rooms revenue, $6.3 million of management fees, $15.1 million of pari-mutuel commissions, simulcast fees and admissions, and $8.2 million of food, beverage and other revenue. The total revenue of the Company had been impacted by the acquisition of Pompano Park in June 1995 and the opening of a 367-room hotel at the Isle-Biloxi offset slightly by a decrease in casino revenues at the Isle-Vicksburg attributed to increased promotional activity by competitors in the market.

  Casino operating expenses for the fiscal year ended April 30, 1996 totaled $26.5 million, or 21.4% of casino revenue versus 22.1% for the fiscal year ended April 30, 1995. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino.

  Operating expenses for the fiscal year ended April 30, 1996 also included room expenses of $2.9 million from the hotel at the Isle - Biloxi. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

  State and local gaming taxes paid in Mississippi totaled $15.1 million for the fiscal year ended April 30, 1996, which is consistent with the applicable gaming tax rate for previous periods.

  Pari-mutuel operating costs of Pompano Park totaled $11.4 million in fiscal 1996. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

  Food and beverage expenses totaled $5.7 million for the fiscal year ended April 30, 1996. These expenses are comprised primarily of the salaries, wages and benefits, and the operating expenses of these departments.

  Marine and facilities expenses totaled $10.1 million in fiscal 1996 and include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

  Marketing and administrative expenses totaled $57.4 million for fiscal 1996. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees, property taxes and franchise taxes. The administrative expenses also include a $1.5 million charge for costs associated with the September 1995 withdrawal of the Company's registration statement and cancellation of its previously planned public offering of securities and $2.5 million in administrative and promotional expenses for Pompano Park.

  Depreciation and amortization expense was $12.1 million for fiscal 1996.
These expenses relate to capital expenditures and acquisition of leasehold improvements, and berthing and concession rights, as well as the amortization of intangible assets.

  Preopening expenses of $1.3 million in fiscal 1996 represent salaries, benefits, training, marketing and other non-capitalizable costs which were expensed as incurred in connection with the opening of the new hotel at the Isle-Biloxi. Fiscal 1995 preopening expenses of $0.5 million relate to the expansion of facilities at the Isle-Vicksburg.

  Interest expense was $13.9 million, net of interest income of $1.4 million and net of capitalized interest of $1.5 million, in fiscal 1996. Interest expense relates to the indebtedness incurred in connection with the acquisiton of property, equipment, leasehold improvements and berthing and concession rights including debt incurred to finance the new hotel and pavilion and furniture, fixtures and equipment at the Isle-Biloxi, as well as additional indebtedness relating to land purchased for new development and the acquisition of Pompano Park.

  The Company had net income of $1.6 million for fiscal 1996. This included an $11.8 million pretax one-time charge which included $9.3 million related to the write-down of two riverboats, a barge and certain gaming equipment, all of which were reclassified during the year as being held for sale, as well as $2.5 million related to abandoned projects and certain other costs associated with a change in executive management. In addition, the Company incurred a $0.3 million charge in connection with accounting for deferred taxes related to its investment in SCGC and a $1.2 million pretax loss on disposal of an airplane and other equipment. The Company's net income for fiscal 1996 includes $16.4 million, representing the Company's equity in the income of LRGP and SCGC (which includes $1.3 million for the Company's share of the net losses of SCGC). The Company also incurred a pretax charge of approximately $1.5 million for legal, printing and accounting costs associated with the September 1995 withdrawal of the Company's registration statement and the proposed transactions relating thereto. The Company's effective income tax rate was 73% for fiscal 1996. The high effective tax rate was due to a $0.7 million fourth quarter adjustment to prior years' taxes and the exclusion of the Company's share of the net loss of SCGC in its calculation of income taxes. Earnings per share were $0.10 in fiscal 1996.


Fiscal Year Ended April 30, 1996 Compared to Fiscal Year Ended April 30, 1995 - Operating Results - By Location

Isle-Biloxi

  For the fiscal year ended April 30, 1996 the Isle-Biloxi had total revenue of $74.8 million of which $66.3 million was casino revenue, compared to total revenue of $57.6 million of which $54.2 million was casino revenue for fiscal year 1995. The increase in revenues relates primarily to the addition of a 367-room hotel which opened on August 1, 1995. Operating income for fiscal year 1996 totaled $10.4 million before preopening expenses of $1.3 million, or 13.9% of total revenue, compared to $9.1 million or 16.0% for the prior year. The decrease in operating income margin was primarily due to lower margins from the operations of the non-gaming amenities added to the property during fiscal 1996.

Isle-Vicksburg

  For fiscal year 1996, the Isle-Vicksburg had total revenue of $59.6 million of which $57.7 million was casino revenue, compared to total revenue of $66.4 million of which $63.4 million was casino revenue for fiscal year 1995. Operating income for fiscal year 1996 totaled $12.1 million or 20.3% of total revenue, compared to $17.9 million, before preopening expenses of $0.5 million, or 26.5%, for fiscal year 1995. The decrease in revenue, operating income and operating margin is primarily a result of increased competition within the market.

Isle-Bossier City

  For fiscal year 1996, the Isle-Bossier City had total revenue of $154.6 million of which $145.6 million was casino revenue, compared to total revenue of $151.1 million of which $142.3 million was casino revenue for fiscal year 1995. Operating income before management fees for fiscal year 1996 totaled $43.1 million or 27.9% of total revenue, compared to $51.9 million or 34.3%, for fiscal year 1995. The decrease in revenue, operating income and operating margin reflects the impact of increased promotional activities by the Isle-Bossier City and its competitors in the market.

Isle-Lake Charles

  For fiscal year 1996, the Isle-Lake Charles had total revenue of $57.3 million of which $56.6 million was casino revenue. Operating income before management fees for fiscal year 1996 totaled $4.6 million or 8.0% of total revenue, before preopening expenses of $4.2 million. The Isle-Lake Charles commenced operations on July 29, 1995.

Pompano Park

  For fiscal year 1996, the Pompano Park had total revenue of $17.5 million of which $15.1 million was pari-mutuel commissions, simulcast fees and admissions. Operating income for fiscal year 1996 totaled $0.3 million or 1.7% of total revenue. Pompano Park was acquired by the Company in June 1995.


LIQUIDITY AND CAPITAL RESOURCES

  At April 27, 1997, the Company had cash and cash equivalents of $51.8 million compared to $18.6 million at April 30, 1996 and approximately $5.5 million available under lines of credit. The increase in cash is primarily a result of the proceeds received from the Rights Offering and issuance of the Senior Secured Notes. Fiscal 1997 operating activities provided $17.5 million of cash flow to the Company as compared to $11.8 million in fiscal 1996.

  The Company invested $21.5 million in property and equipment in fiscal 1997, primarily for the completion of land-based facilities at the Isle-Lake Charles, the purchase of equipment and the construction of a limited stakes poker room at Pompano Park, which opened in January 1997.

  On May 3, 1996, the Company purchased all of the common stock of GPRI. The aggregate consideration paid by the Company in the Grand Palais Acquisition was approximately $60.8 million, consisting of cash in the amount of approximately $7.5 million, notes and the assumption of indebtedness of approximately $37.1 million, 2,250,000 shares of Common Stock and warrants to purchase an additional 500,000 shares of Common Stock at an exercise price of $10.00 per share. On the same date, the Company consummated the SCGC Acquisition for 1,850,000 shares of Common Stock and restructured the terms of an existing $20.0 million note previously issued to Crown Casino.

  In July and August, 1996 the Company received an aggregate of $18.1 million from the issuance of 3,079,980 shares of common stock issued pursuant to the Rights Offering.

  On August 6, 1996, the Company issued $315.0 million of 12-1/2% Senior Secured Notes due 2003. Interest on the Senior Secured Notes is payable semiannually on each February 1 and August 1, commencing February 1, 1997, through maturity. Part of the proceeds from the Senior Secured Notes were used to retire or defease long-term debt, including the 11-1/2% First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs of $16.4 million and to acquire the remaining 50% interest in LRGP and LRG Hotels, L.L.C. held by Louisiana Riverside Development, Inc. The consideration for the LRGP Acquisition included $85 million in cash, five year warrants to purchase 500,000 shares of common stock at an exercise price of $10.50 per share, and $1.5 million per year for seven years, payable monthly, beginning October 1, 1998.

  The Company anticipates that its principal near-term capital requirements will relate to the completion of a 241-room hotel at the Isle-Lake Charles, renovations to the land-based facilities at the Isle-Bossier City and the Isle-Vicksburg, additional hotel projects adjacent to the Isle-Bossier City and the Isle-Lake Charles, the development of a Farradday's restaurant at each the Company's casino locations and the purchase of land and other costs related to the development of a casino in Black Hawk, Colorado. The Company also anticipates that capital improvements approximating $11.5 million will be made during fiscal 1998 to maintain its existing facilities and remain competitive in its markets.

  An important component of the Company's operating strategy will be to develop, open and operate, either directly, through the hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company began construction of a $10.5 million, 241-room hotel facility at the Isle-Lake Charles in March 1997. This hotel is expected to open in September 1997. The Company is currently seeking financing and/or a joint venture partner or partners for a hotel adjacent to the Isle-Bossier City, and another hotel adjacent to the Isle-Lake Charles. Construction of these two hotel facilities will not begin until such financing and/or joint venture partner or partners are obtained.

  Although the Company is not presently committed to making any significant capital expenditures or investment into a new gaming market, the Company believes that, in addition to the developing hotels, it will be necessary to make certain capital improvements to its land-based facilities at the Isle-Bossier City and the Isle-Vicksburg and that enhancements to its non-gaming amenities will be important to its operations. The Company may, in the future, also consider expanding its casino square footage and hotel capacity at the Isle-Biloxi. In addition, the Company may consider making investments in jurisdictions where gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

  The Company expects that available cash and cash from future operations will be adequate to fund the aforementioned transactions, planned capital expenditures, debt service and working capital requirements. However, no assurance can be made that the Company will have sufficient capital resources to make all of the capital expenditures described above or such capital investments that may be necessary to remain competitive in the Company's markets. In addition, the Indenture governing the Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness and to make certain investments. The Company is highly leveraged and, as a result, may be unable to obtain debt or equity financing on terms acceptable to the Company. As a result limitations on the Company's capital resources could delay certain plans with respect to capital improvements at its existing properties. Furthermore, the Company will continue to evaluate its planned capital expenditures at each location in light of the operating performance of the respective facilities at such locations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement ("SFAS") No. 128, "Earnings per Share", which will become effective for both
interim and annual periods ending after    December 15, 1997.  SFAS No. 128 will
require companies to disclose basic and diluted earnings per share. Basic earnings per share will be calculated based on the weighted average common shares outstanding and would exclude common stock equivalents from the calculation. The requirements of SFAS No. 128, based on current circumstances, will not have a significant effect on the Company's earnings per share calculations.

ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          PAGE

CASINO AMERICA, INC.

Report of Independent Auditors............................................ 38
Consolidated Balance Sheets, April 27, 1997 and April 30, 1996............ 39
Consolidated Statements of Operations, Years ended April 27, 1997,
 April 30, 1996 and 1995.................................................. 41
Consolidated Statements of Stockholders' Equity, Years ended
 April 27, 1997, April 30, 1996 and 1995.................................. 42
Consolidated Statements of Cash Flows, Years ended
 April 27, 1997, April 30, 1996 and 1995.................................. 43
Notes to Consolidated Financial Statements................................ 45

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Casino America, Inc.

  We have audited the accompanying consolidated balance sheets of Casino America, Inc. as of April 27, 1997 and April 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 27, 1997, April 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino America, Inc. at April 27, 1997 and April 30, 1996, and the consolidated results of its operations and its cash flows for the years ended April 27, 1997, April 30, 1996 and 1995, in conformity with generally accepted accounting principles.


                                            ERNST & YOUNG LLP

Chicago, Illinois
June 17, 1997

                             CASINO AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS

                   ASSETS                   APRIL 27      APRIL 30
                   ------                 ------------  ------------
                                              1997          1996
                                          ------------  ------------
Current assets:
  Cash and cash equivalents.............  $ 51,846,000  $ 18,585,000
  Accounts receivable:
    Related parties.....................       315,000     3,171,000
    Other...............................     4,793,000     1,764,000
  Income tax receivable.................    11,014,000            --
  Deferred income taxes.................     5,350,000     1,001,000
  Prepaid expenses and other assets.....     5,097,000     2,858,000
                                          ------------  ------------
      Total current assets..............    78,415,000    27,379,000
Property and equipment--Net.............   285,234,000   129,306,000
Other assets:
  Investment in and advances to joint
   ventures.............................            --    34,281,000
  Notes receivable-Related party........            --     4,700,000
  Other investments.....................     2,250,000     2,250,000
  Property held for development or sale. 7,943,000 15,840,000 Licenses and other intangible assets, net of accumulated
   amortization of  $2,894,000..........    69,997,000            --
  Goodwill, net of accumulated
   amortization of $2,963,000...........    66,297,000            --
  Berthing, concession, and
   leasehold rights, net of
   accumulated amortization
   of $1,522,000 and $1,209,000,
   respectively.........................     4,746,000     5,060,000
  Deferred financing costs, net of
   accumulated amortization of
   $1,378,000 and $1,229,000,
   respectively.........................    11,565,000     4,327,000
  Prepaid expenses, deposits and other..     1,974,000     3,331,000
                                          ------------  ------------
                                           164,772,000    69,789,000
                                          ------------  ------------
      Total assets......................  $528,421,000  $226,474,000
                                          ============  ============


                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 APRIL 27      APRIL 30
                                               ------------  ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY             1997          1996
  ------------------------------------         ------------  ------------
Current liabilities:
  Current maturities of long-term debt........ $ 14,905,000  $  8,884,000
  Accounts payable--Trade.....................   10,871,000     6,169,000
  Accrued liabilities:
    Interest..................................    9,898,000     5,802,000
    Payroll and payroll related...............   16,238,000     6,333,000
    Property and other taxes..................    6,669,000     6,880,000
    Progressive jackpots and slot club awards.    5,566,000     1,851,000
    Other.....................................    5,391,000     2,392,000
                                               ------------  ------------
      Total current liabilities...............   69,538,000    38,311,000
Long-term debt, less current maturities.......  364,617,000   130,894,000
Deferred income taxes.........................   16,293,000     6,999,000

Stockholders' equity:
  Preferred stock, $.01 par value;
   2,050,000 shares and  2,000,000 shares,
   respectively authorized; none issued.......           --            --
  Common stock, $.01 par value;
   45,000,000 shares authorized; shares
   issued and outstanding: 23,345,287 and
   16,038,882, respectively...................      233,000       160,000
  Class B common stock, $.01 par value;.......           --            --
   3,000,000 shares authorized; none issued
  Additional paid-in capital..................   62,538,000    13,857,000
  Retained earnings...........................   15,202,000    36,253,000
                                               ------------  ------------
      Total stockholders' equity..............   77,973,000    50,270,000
                                               ------------  ------------
      Total liabilities and stockholders'
       equity................................. $528,421,000  $226,474,000
                                               ============  ============


                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE FISCAL YEAR ENDED
                                          --------------------------------------------
                                             APRIL 27       APRIL 30       APRIL 30
                                               1997           1996           1995
                                          --------------  -------------  -------------
Revenue:
  Casino................................   $322,677,000   $123,936,000   $117,613,000
  Rooms.................................     11,694,000      4,422,000             --
  Management fee--Joint ventures........      2,110,000      6,308,000      4,613,000
  Pari-mutuel commissions and fees......     19,405,000     15,063,000             --
  Food, beverage, and other.............     19,716,000      8,234,000      5,311,000
                                           ------------   ------------   ------------
     Total revenue......................    375,602,000    157,963,000    127,537,000
Operating expenses:
  Casino................................     64,301,000     26,484,000     26,044,000
  Rooms.................................      4,527,000      2,911,000             --
  Gaming taxes..........................     61,769,000     15,116,000     13,924,000
  Pari-mutuel...........................     15,987,000     11,375,000             --
  Food and beverage.....................     14,280,000      5,745,000      3,516,000
  Marine and facilities.................     20,717,000     10,109,000      6,407,000
  Marketing and administrative..........    128,777,000     57,408,000     47,886,000
  Valuation charge......................      7,000,000      9,257,000             --
  Restructuring charge..................             --      2,541,000             --
  Preopening expenses...................      2,500,000      1,311,000        483,000
  Loss on disposal of equipment.........         72,000      1,217,000        178,000
  Depreciation and amortization.........     27,149,000     12,111,000      8,945,000
                                           ------------   ------------   ------------
     Total operating expenses...........    347,079,000    155,585,000    107,383,000
                                           ------------   ------------   ------------
Operating income........................     28,523,000      2,378,000     20,154,000
Interest expense........................    (40,332,000)   (15,293,000)   (14,029,000)
Interest income:
  Unconsolidated joint ventures.........        203,000        747,000      2,961,000
  Other.................................      1,418,000        622,000      1,022,000
Equity in income (loss) of
 unconsolidated joint ventures..........       (166,000)    16,434,000     19,904,000
                                           ------------   ------------   ------------
Income (loss) before income taxes and
 extraordinary item.....................    (10,354,000)     4,888,000     30,012,000
Income tax provision (benefit)..........     (1,560,000)     3,333,000     11,943,000
                                           ------------   ------------   ------------
Income (loss) before extraordinary item.     (8,794,000)     1,555,000     18,069,000
Extraordinary loss on extinquishment
 of debt, net of applicable tax
 benefit of $6,600,000..................    (12,257,000)            --             --
                                           ------------   ------------   ------------
Net income (loss).......................   $(21,051,000)  $  1,555,000   $ 18,069,000
                                           ============   ============   ============
Income (loss) before extraordinary item
 per common and common equivalent share.   $      (0.39)  $       0.10   $       1.16
Extraordinary loss per common and
 common equivalent share................          (0.55)            --             --
                                           ------------   ------------   ------------
Net income (loss) per common and common
 equivalent share.......................   $      (0.94)  $       0.10   $       1.16
                                           ============   ============   ============
Weighted average common and common
 equivalent shares......................     22,481,000     15,721,000     15,604,000

                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             SHARES               ADDITIONAL                    TOTAL
                                            OF COMMON   COMMON     PAID-IN      RETAINED     STOCKHOLDERS'
                                             STOCK      STOCK      CAPITAL      EARNINGS        EQUITY
                                          ---------------------------------------------------------------
Balance, April 30, 1994.................  14,782,489  $148,000  $ 6,873,000  $ 16,629,000    $ 23,650,000
  Exercise of stock options.............      64,715     1,000      220,000            --         221,000
  Issuance of stock for services........       5,920        --       75,000            --          75,000
  Net income............................          --        --           --    18,069,000      18,069,000
                                          ----------  --------  -----------  ------------    ------------
Balance, April 30, 1995.................  14,853,124   149,000    7,168,000    34,698,000      42,015,000
  Issuance of common stock for Rights      1,020,940    10,000    5,988,000            --       5,998,000
   Offering.............................
  Exercise of stock options.............     145,218     1,000      566,000            --         567,000
  Issuance of stock for compensation....      18,100        --      115,000            --         115,000
  Issuance of stock for services........       1,500        --       20,000            --          20,000
  Net income............................          --        --           --     1,555,000       1,555,000
                                          ----------  --------  -----------  ------------    ------------
Balance, April 30, 1996.................  16,038,882   160,000   13,857,000    36,253,000      50,270,000
  Issuance of common stock
   for Rights Offering..................   3,079,980    31,000   17,850,000            --      17,881,000
  Issuance of common stock for
  acquisitions..........................   4,100,000    41,000   27,074,000            --      27,115,000
  Issuance of warrants for acquisitions.          --        --    3,333,000            --       3,333,000
  Exercise of stock options.............      65,625     1,000      165,000            --         166,000
  Issuance of stock for compensation....      60,800        --      259,000            --         259,000
  Net loss..............................          --        --           --   (21,051,000)    (21,051,000)
                                          ----------  --------  -----------  ------------    ------------
Balance, April 27, 1997.................  23,345,287  $233,000  $62,538,000  $ 15,202,000    $ 77,973,000
                                          ==========  ========  ===========  ============    ============

                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE FISCAL YEAR ENDED
                                                      --------------------------------------------
                                                         APRIL 27        APRIL 30       APRIL 30
                                                           1997           1996            1995
                                                      --------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................       $ (21,051,000)  $  1,555,000   $ 18,069,000
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization................          27,149,000     12,111,000      8,945,000
        Amortization of bond discount and
         deferred financing costs..............           1,294,000        705,000        786,000
  Deferred income taxes........................          (1,837,000)    (1,440,000)     5,544,000
  Equity in (income) loss of
   unconsolidated joint ventures...............             166,000    (16,434,000)   (19,904,000)
  Write-down of assets held for sale...........           7,000,000      9,257,000             --
  Extraordinary item (net of taxes)............          12,257,000             --             --
  Other........................................             445,000      1,346,000        308,000
  Changes in current assets and liabilities,
   net of acquisitions:
     Receivables...............................          (5,231,000)       179,000     (3,952,000)
     Prepaid expenses and other assets.........            (854,000)       675,000       (932,000)
     Accounts payable and accrued expenses.....          (1,843,000)     3,802,000       (321,000)
                                                      -------------   ------------   ------------
Net cash provided by operating activities......          17,495,000     11,756,000      8,543,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.............         (21,490,000)   (22,201,000)   (46,584,000)
Net cash paid for acquisitions.................         (80,495,000)    (7,959,000)            --
Increase in notes receivable and other
 investments...................................                  --             --     (6,950,000)
Proceeds from disposals of property and
 equipment.....................................             739,000      2,767,000      1,408,000
Advances to joint ventures.....................                  --             --    (10,553,000)
Repayments and distributions from joint
 ventures......................................           1,845,000      3,014,000     43,413,000
(Increase) decrease in restricted cash.........                  --     12,171,000       (499,000)
Deposits and other.............................           2,236,000     (1,332,000)      (986,000)
                                                      -------------   ------------   ------------
Net cash used in investing activities..........         (97,165,000)   (13,540,000)   (20,751,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings.......................         318,168,000     10,500,000     15,000,000
Principal payments on borrowings and
 cash paid to retire debt......................        (210,341,000)   (14,908,000)    (7,941,000)
Deferred financing costs.......................         (12,943,000)      (785,000)    (1,226,000)
Proceeds from sale of stock and
 exercise of options...........................          18,047,000      6,565,000        221,000
                                                      -------------   ------------   ------------
Net cash provided by financing
 activities....................................         112,931,000      1,372,000      6,054,000
                                                      -------------   ------------   ------------
Net increase (decrease) in cash and
 cash equivalents..............................          33,261,000       (412,000)    (6,154,000)
Cash and cash equivalents at beginning
 of year.......................................          18,585,000     18,997,000     25,151,000
                                                      -------------   ------------   ------------
Cash and cash equivalents at end of year              $  51,846,000   $ 18,585,000   $ 18,997,000
                                                      =============   ============   ============


                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash payments for:
  Interest, net of amounts
  capitalized......................   $ 37,092,000   $14,417,000   $13,259,000
  Income taxes--net.................     9,328,000      (341,000)    7,758,000

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
Debt issued for:
  Land..............................  $         --   $        --   $ 2,290,000
  Property and equipment............       514,000     4,316,000     2,125,000
  Insurance premiums................     1,073,000       855,000            --
Acquisitions:
  Debt assumed......................   (37,142,000)           --            --
  Stock issued......................   (27,115,000)           --            --
  Warrants issued...................    (3,333,000)           --            --



                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of Casino America, Inc. and its wholly owned subsidiaries (the Company). On May 3, 1996, the Company acquired 100% of Grand Palais Riverboat, Inc. (GPRI) and a 50% interest in St. Charles Gaming Company, Inc. (SCGC). On August 6, 1996 the Company acquired the 50% interests in Louisiana Riverboat Gaming Partnership (LRGP) and LRG Hotels, LLC and LRGP's 50% interest in SCGC, which were owned by outside parties. As of August 6, 1996, LRGP, LRG Hotels, LLC and SCGC became wholly owned subsidiaries of the Company. Prior to this date, the Company's investments in these subsidiaries were accounted for using the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

  Certain reclassifications have been made to the prior-year financial statements to conform to the 1997 presentation.

  The Company is engaged in the business of developing, owning, and operating riverboat and dockside casinos and related facilities. The Company commenced operations in Biloxi, Mississippi, and Vicksburg, Mississippi, on August 1, 1992 and August 9, 1993, respectively. LRGP commenced operations in Bossier City, Louisiana on May 20, 1994 and SCGC and GPRI commenced operations in Lake Charles, Louisiana on July 29, 1995 and July 12, 1996, respectively.

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

 Fiscal Year End

  Effective April 27, 1997, the Company changed from an April 30 fiscal year end to a fiscal year consisting of four, thirteen week quarters, which is also known as a "four-five-four" fiscal year. This "four-five-four" fiscal year creates more comparability of the Company's quarterly operations, by having an equal number of weeks (13) and week-end days (26) in each quarter. Fiscal 1998 commenced on April 28, 1997 and will end April 26, 1998.

 Cash and Cash Equivalents

  The Company considers cash and all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash and cash equivalents are placed primarily with a high-credit-quality financial institution. At April 27, 1997, cash equivalents were invested primarily in short-term commercial paper and treasuries. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Property and Equipment

  Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                YEARS
                                                -----
     Leasehold improvements.................   10--31
     Buildings and land improvements........     25
     Riverboats and floating pavilions......     25
     Furniture, fixtures, and equipment.....    5--10

  Interest capitalized during the years ended April 27, 1997, April 30, 1996 and 1995 totaled $0, $1,525,000 and $1,006,000, respectively. Depreciation expense for the years ended April 27, 1997, April 30, 1996 and 1995 totaled $22,740,000, $11,788,000 and $8,632,000, respectively.

 Debt Acquisition Costs

  The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

 Berthing, Concession, and Leasehold Rights

  Berthing, concession, and leasehold rights are recorded at cost and are being amortized over approximately twenty years using the straight-line method.

 Licenses, Goodwill and Other Intangible Assets

  Licenses, goodwill and other intangible assets principally represent the excess purchase price the Company paid in acquiring the net identifiable tangible assets of SCGC, GPRI and LRGP. The license costs included in this line reflect the value attributed to the Louisiana gaming licenses acquired through these purchases. The remaining intangible assets balance has been classified as goodwill and other intangible assets. These assets are being amortized over a twenty-five year period using the straight-line method.

 Revenue and Promotional Allowances

  Casino revenue is the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive electronic gaming device jackpots.

  Revenue does not include the retail amount of food, beverage, and other items provided gratuitously to customers, which totaled $30,259,000, $13,797,000, and $9,987,000 for the years ended April 27, 1997, April 30, 1996 and 1995, respectively. The estimated cost of providing such complimentary services, which is included in casino expense, was $24,911,000, $11,608,000, and $7,960,000 for the years ended April 27, 1997, April 30, 1996 and 1995, respectively.

 Advertising Costs

  Advertising costs are expensed as incurred. Advertising expense for the years ended April 27, 1997, April 30, 1996 and 1995 totaled $15,696,000, $7,085,000 and $5,665,000, respectively.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Preopening Expenses

  Preopening expenses, which consist principally of payroll and marketing costs, are expensed as incurred.

 Net income (loss) per Common Share

  Net income (loss) per common and common equivalent share is based on the weighted-average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable upon the exercise of warrants and stock options.

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which will become effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 will require companies to disclose basic and diluted earnings per share. Basic earnings per share will be calculated based on the weighted average common shares oustanding and would exclude common stock equivalents from the calculation. The requirements of SFAS No. 128, based on current circumstances, will not have a significant effect on the Company's earnings per share calculations.

 Stock Options

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans and accordingly, does not recognize compensation cost.

2. ACQUISITIONS

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

 Grand Palais Riverboat, Inc.

  On May 3, 1996, the Company purchased all of the outstanding shares of common stock of Grand Palais Riverboat, Inc. (GPRI) in a bankruptcy proceeding. Pursuant to the Plan of Reorganization adopted in such bankruptcy proceeding, the Company purchased 100% of the shares of the reorganized GPRI, which at the time of closing owned the Grand Palais Riverboat, gaming equipment, certain other furniture, fixtures and equipment,

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

all necessary gaming licenses issued by the State of Louisiana, and other permits and authorizations. The acquisition was accounted for as a purchase, and the operating results of GPRI have been included in the Company's consolidated income statement from the date operations commenced. GPRI commenced operations on July 12, 1996 as part of a two-riverboat operation with SCGC. The aggregate consideration paid by the Company in connection with the GPRI acquisition was approximately $60.8 million, consisting of $7.5 million in cash, approximately $37.1 million in promissory notes and assumed indebtedness. The Company also issued 2,250,000 shares of its common stock, and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $10 per share, to GPRI's former secured debt holders. Additionally, in connection with the Grand Palais Acquisition, Bernard Goldstein, the Chairman of the Company, and three of his sons (including Robert Goldstein, a director of the Company) pledged certain of their assets for the issuance of a letter of credit to secure the repayment of a portion of the principal of certain notes issued to effect the Grand Palais Acquisition. The Company issued to two of Mr. Goldstein's sons (other than Robert Goldstein) a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $5.875 per share.

  St. Charles Gaming Company, Inc.

  On May 3, 1996, the Company also purchased the remaining 50% interest in SCGC not already owned by LRGP (SCGC Acquisition), in exchange for 1,850,000 shares of the Company's common stock and a five-year warrant. The warrant allows the seller to convert its note payable to LRGP (up to a maximum of $5,000,000) to 416,667 shares of common stock of the Company at an exercise price of $12 per share. The purchase agreement also provided for the restructuring of certain indebtedness owed to the seller. The acquisition was accounted for as a purchase, however, the operating results of SCGC were still accounted for under the equity method of accounting as the Company did not obtain a controlling interest in SCGC.

  Louisiana Riverboat Gaming Partnership

  On August 6, 1996, the Company acquired the remaining 50% interest in LRGP held by outside parties (LRGP Acquisition). The consideration for the acquisition was $85 million in cash, five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $10.50 per share and $1.5 million per year for seven years, payable monthly beginning on October 1, 1998. The acquisition was accounted for as a purchase, and as a result of this acquisition, the operating results of LRGP and SCGC, from the acquisition date forward are consolidated in the Company's income statement.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

   Pro Forma Information

   The following unaudited consolidated pro forma information shows the 1997 and 1996 results of the Company's operations as though the SCGC Acquisition, LRGP Acquisition and the acquisition of GPRI had occurred at May 1, 1995. Other than amortization of the related intangible assets and interest on debt incurred to effect the GPRI Acquisiton, adjustments related to the pre-bankruptcy operations of GPRI have not been included in the pro forma results of operations for the fiscal year ended April 30, 1996 because the pre-bankruptcy operations of GPRI were very limited and substantially different than the post-acquisition operations. The pro forma results are not necessarily indicative of the future results or actual results that would have occurred had the purchase been made at the beginning of the period presented.

                                               FOR THE FISCAL YEAR ENDED
                                          APRIL 27,1997         APRIL 30,1996
                                          --------------        -------------
Total revenue                             $ 440,439,000         $ 363,473,000
Loss before extraordinary item              (13,907,000)           (9,647,000)
Net loss                                    (26,164,000)           (9,647,000)
Net loss per common and common
 equivalent  share                        $       (1.17)        $       (0.42)


3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                           APRIL 27      APRIL 30
                                          ------------  ------------
                                              1997          1996
                                          ------------  ------------
  Property and equipment:
    Land and land improvements..........  $ 35,468,000  $ 25,485,000
    Leasehold improvements..............    98,388,000    50,130,000
    Buildings and improvements..........    32,358,000     6,099,000
    Riverboats and floating pavilions...    92,876,000    33,591,000
    Furniture, fixtures, and equipment..    81,214,000    35,835,000
    Construction in progress...........      3,269,000       375,000
                                          ------------  ------------
                                           343,573,000   151,515,000
    Less: Accumulated depreciation.         58,339,000    22,209,000
                                          ------------  ------------
                                          $285,234,000  $129,306,000
                                          ============  ============

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. LONG-TERM DEBT

Long-term debt consists of the following:
                                            APRIL 27        APRIL 30
                                          ------------    -------------
                                              1997            1996
                                          ------------    -------------
12-1/2% senior secured notes............  $315,000,000    $           -
11-1/2% note payable, due in quarterly
 installments of $588,235, including
 interest, through June 2001............    10,000,000                -
Variable rate note (9-1/2% at April 27,
 1997), due in monthly installments of
 $196,500, including interest, through
 February 2000..........................     6,678,000                -
Variable rate note (9-1/2% at April 27,
 1997), due in monthly installments of
 $137,283, including interest, with the
 remaining principal and interest
 due  September 1999....................     3,437,000                -
9-1/4% note payable, due in monthly
 installments of $128,545, including
 interest, through July 1998............     2,994,000                -
6% note payable, due in monthly
 installments of $165,729, including
 interest, through July 1999............     2,833,000                -
12-1/2% note payable due, in monthly
 installments of $125,000, including
 interest, beginning October 1997
 through October 2004...................     5,909,000                -
11-1/2% first mortgage notes, less
 unamortized discount of $1,727,000, due
 November 2001.................                      -    $ 103,273,000
Variable rate note (10-1/4% at April 30,
 1996 and 10-1/2% at April 27, 1997),
 due in monthly installments of
 $188,000, including interest, with the
 remaining  principal and interest due
 October 2000...........................    13,912,000       14,670,000
8% note payable, due in monthly
 installments of $83,334, including
 interest, through July 2002............     3,420,000        4,906,000
12% note payable, principal due in
 November 1996..........................             -        3,625,000
9-1/4% note payable to bank, due in
 February 1997..........................             -        1,664,000
8% note payable due in monthly
 installments of $11,365, including
 interest, through December 2015........     1,317,000        1,347,000
Variable rate note (9-1/4% at April 30,
 1996 and April 27, 1997), due in
 monthly installments ranging from
 $11,458 to $34,722, including
 interest, with the remaining principal
 and interest due June 2000.............     4,445,000        4,861,000
9-1/4% note payable, due in monthly
 installments ranging from $46,045 to
 $97,595, including interest, through
 October 1999...........................     2,706,000        3,354,000
Other...................................     6,871,000        2,078,000
                                          ------------    -------------
                                           379,522,000      139,778,000
Less: Current maturities................    14,905,000        8,884,000
                                          ------------    -------------
Long-term debt..........................  $364,617,000    $ 130,894,000
                                          ============    =============

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  On August 6, 1996, the Company issued $315,000,000 of 12-1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semiannually on each February 1 and August 1 through maturity. The Senior Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated below:

             Year                                       Percentage
             ----                                       ----------
             2000...................................     106.250%
             2001...................................     103.125%
             2002 and thereafter..................       100.000%

  The Senior Secured Notes restrict, among other things: (i) the incurrence of additional debt, except under certain circumstances including meeting certain pro forma coverage tests; (ii) the payment of dividends on and redemptions of capital stock; (iii) the businesses in which the Company may engage; (iv) the use of proceeds from the sale of assets; (v) transactions with affiliates; (vi) the creation of liens; and (vii) sale and leaseback transactions. At April 27, 1997, no dividends were permitted to be paid under these restrictions.

  Part of the proceeds from the Senior Secured Notes were used to prepay or defease long-term debt, including the $105,000,000 of 11-1/2% First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs, as well as to consummate the LRGP Acquisition.

  The Company has $5,500,000 available in bank lines of credit. As of April 27, 1997, the Company had no outstanding balances under these lines of credit.

  Substantially all of the Company's assets are pledged as collateral for long-term debt. At April 27, 1997, the Company was either in compliance with all debt covenants or waivers had been obtained.

  The aggregate principal payments due on total long-term debt over the next five years and thereafter are as follows:

              For the Fiscal Year Ending
              1998.................                  $ 14,905,000
              1999.................                    12,318,000
              2000.................                     9,859,000
              2001.................                    17,913,000
              2002.................                     2,925,000
              Thereafter...........                   321,602,000
                                                     ------------
                                                     $379,522,000
                                                     ============

  The fair value of the 12-1/2% Senior Secured Notes, estimated based on quoted market prices, was approximately $315,000,000 at April 27, 1997. The carrying value of the Company's other short-term and long-term obligations approximates fair value at April 27, 1997.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. LEASE COMMITMENTS

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

  In March and July 1995, the Company entered into agreements to lease the two parcels of land that comprise the Calcasieu Parish riverboat casino site. The lease has an initial term of five years with seven five-year renewal options. During the initial term, the leases require annual aggregate rental payments of $850,000 in years one through four, and $1,000,000 in year five, payable monthly. During the first renewal term, the rent will be increased annually by the greater of 5% or the percentage increase in the average Consumer Price Index for Calcasieu Parish, Louisiana for the previous twelve-month period. During the second through seventh renewal terms, the lessor and the Company will attempt to set the rent equal to 100% of the rent paid by other riverboat gaming operators in Louisiana and Mississippi for the comparable property usage, or if no agreement can be made, then the parties will appoint real estate appraisers to set the rent for each renewal term. However in no

                             CASINO AMERICA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

event shall the annual rent be less than $1,600,000 during the fourth and all subsequent renewal terms. In addition, the Company will pay all real estate taxes, except for taxes due on the unimproved value of the property.

  Minimum rental obligations under all noncancelable operating leases with terms of one year or more as of April 27, 1997, are as follows:

              For the Fiscal Year Ending
              1998.................                   $ 4,148,000
              1999.................                     3,798,000
              2000.................                     2,880,000
              2001.................                     1,821,000
              2002.................                     1,603,000
              Thereafter...........                    17,879,000
                                                      -----------
                                                      $32,129,000
                                                      ===========

  Rent expense for operating leases was approximately $7,140,000, $4,076,000, and $3,085,000 for the years ended April 27, 1997, April 30, 1996 and 1995, respectively. Such amounts include contingent rentals of $2,543,000, $1,288,000, and $833,000 for the years ended April 27, 1997, April 30, 1996 and 1995, respectively.


6. RELATED PARTY TRANSACTIONS

  During the years ended April 30, 1996 and 1995, the Company incurred construction costs of approximately $2,391,000 and $3,501,000, respectively, which were paid to related parties. As of April 27, 1997, there were no outstanding amounts owed to related parties for construction services.

  During the year ended April 30, 1996, the Company repaid $1,556,000 in loans and interest payable to the Chairman and Chief Executive Officer and a related party.

  The Company provides management services to all of its wholly owned riverboat casino entities, pursuant to respective management agreements. Management fees for these services are based upon a percentage of each entity's revenue and operating income, as defined in the management agreements. The revenue under the management agreements is eliminated through consolidation. However, the management services provided by the Company to LRGP and SCGC prior to these entities becoming wholly owned subsidiaries of the Company as of the August 6, 1996 acquisition date, are reflected as management fee--joint ventures in the accompanying consolidated income statements.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


7. INCOME TAXES

  Income tax expense (benefit) consist of the following:

                                    For the Fiscal Year Ended
                               April 27      April 30      April 30
                             ------------  ------------  ------------
                                 1997          1996          1995

      Current:
        Federal...........   $(6,219,000)  $ 3,976,000   $ 4,501,000
        State.............      (104,000)      797,000     1,898,000
                             -----------   -----------   -----------
                              (6,323,000)    4,773,000     6,399,000
      Deferred:
        Federal...........    (1,569,000)   (1,561,000)    5,599,000
        State.............      (268,000)      121,000       (55,000)
                             -----------   -----------   -----------
                              (1,837,000)   (1,440,000)    5,544,000
                             -----------   -----------   -----------
                             $(8,160,000)  $ 3,333,000   $11,943,000
                             ===========   ===========   ===========

  A reconciliation of income tax expense (benefit) to the statutory corporate federal tax rate of 35% is as follows:

                                               For the Fiscal Year Ended
                                         April 27      April 30      April 30
                                       ------------  ------------  ------------
                                           1997          1996          1995

Statutory tax expense (benefit)......  $(10,224,000) $  1,181,000  $ 10,477,000
Effects of:
   State taxes.......................       (68,000)    1,048,000     1,225,000
   Goodwill..........................       834,000            --            --
   Valuation allowance...............       903,000            --            --
   Adjustment to prior years' taxes..            --       720,000            --
   Other--Net........................       395,000       384,000       241,000
                                       ------------   -----------  ------------
                                       $ (8,160,000)  $ 3,333,000  $ 11,943,000
                                       ============   ===========  ============

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Significant components of the Company's net deferred income tax liability are as follows:


                                            April 27       April 30
                                          -------------  ------------
                                              1997           1996

       Deferred tax liabilities:
         Property and equipment.........  $ 30,646,000   $12,866,000
         LRGP...........................            --       940,000
         Other..........................     1,042,000        59,000
                                          ------------   -----------
       Total deferred tax liabilities...    31,688,000    13,865,000
       Deferred tax assets:
         Dividends......................       496,000       680,000
         Write-down of assets held for       5,690,000     3,240,000
          sale..........................
         Preopening costs...............     2,514,000     1,500,000
         Accrued expenses...............     5,836,000     1,600,000
         Alternative minimum tax credit.     3,775,000     1,186,000
         Net operating losses...........    17,591,000            --
         Other..........................     1,600,000       341,000
                                          ------------   -----------
       Total deferred tax assets........    37,502,000     8,547,000
       Valuation allowance on              (16,757,000)     (680,000)
        deferred tax assets.............  ------------   -----------
       Net deferred tax asset...........    20,745,000     7,867,000
                                          ------------   -----------
       Net deferred tax liability.......  $ 10,943,000   $ 5,998,000
                                          ============   ===========

  At April 27, 1997, the Company's alternative minimum tax credit can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 27, 1997, the Company has net operating loss carry-forwards of $17,591,000 for income tax purposes, with expiration dates from 2008 to 2012. Approximately $16,500,000 of net operating losses are subject to limitation under the consolidated tax return regulation, which may limit the amount ultimately utilized.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8.  COMMON STOCK

  Stock-based compensation.

  Under the Company's 1992 and 1993 Stock Option Plans, as amended, a maximum of 1,058,750 and 1,200,000 options, respectively, may be granted to directors, officers, and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 25%, commencing one year after the date of grant.


Stock options outstanding are as follows:
                                                                            WEIGHTED
                                                           1997         AVERAGE EXERCISE      1996           1995
                                                          OPTIONS            PRICE           OPTIONS        OPTIONS

Outstanding options at beginning of fiscal year...       1,518,188          $8.30          1,327,599      1,120,814
 fiscal year
Options granted...................................         777,500           3.56            493,375        308,750
Options exercised.................................         (65,625)          3.86           (145,218)       (64,715)
Options canceled..................................        (249,925)          9.06           (157,568)       (37,250)
                                                         ---------                        ----------      ---------
Outstanding options at end of fiscal yeasr.......        1,980,138          $6.49          1,518,188      1,327,599
                                                         =========                        ==========      =========


Weighted average fair value of options granted during fiscal 1997 was $4.54.

The following table summarizes information about stock options outstanding at April 27, 1997:


                                            Options Outstanding                 Options Exercisable
                                     ----------------------------------    -----------------------------
Weighted average                        Weighted           Weighted                         Weighted
   Ranges of           Number           remaining           average          Number          average
exercise prices      outstanding     contractual life    exercise price    exercisable    exercise price
---------------      -----------     ----------------    --------------    -----------   ---------------
 $ .89-$5.69           966,001            8.56            $     3.70         258,501           $ 4.99
  5.88-11.25           684,262            8.38                  6.97         253,506             7.32
 11.56-18.00           329,875            6.53                 13.67         290,813            13.67
                     ---------                                             ---------
$.89-$18.00          1,980,138            8.16            $     6.49         802,820           $ 8.87
                     =========                                             =========


                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Proforma information regarding net income and earnings per share is required by SFAS 123, (Accounting for Stock-based Compensation). Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant dates for awards in fiscal 1996 and 1997 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts disclosed below:

                                           For the Fiscal Year Ended
                                        APRIL 27, 1997     APRIL 30, 1996
                                        ---------------    --------------
Net income (loss) - as reported         $   (21,051,000)   $    1,555,000
Net income (loss) - pro forma           $   (21,527,000)   $    1,470,000
Income (loss) per share - as reported   $         (0.94)   $         0.10
Income (loss) per share - pro forma     $         (0.96)   $         0.09

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 1997 and 1996: options vest at 25% per year for four years beginning with the grant date dividend yield of 0%; expected volatility of .85; risk-free interest rate of 7.1% and 6.9%, respectively; and expected lives of 6 years.

  The pro forma effect on net income (loss) for fiscal 1997 and fiscal 1996 is not representative of the pro forma effect on net income for future years because it does not take into account pro forma compensation expense related to grants made prior to fiscal 1996 or the potential for issuance of additional stock options in future years.

 Warrants

  The Company has the following outstanding warrants:

                                                   NUMBER OF
                                               -----------------    EXERCISE
DATE ISSUED                  EXPIRATION DATE   WARRANTS   SHARES     PRICE
                             ----------------  ---------  -------  --------

February 1993........        October 31, 1997    900,000  900,000    $ 5.33
June 1995............        June 9, 2001              1  416,667    $12.00
May 1996.............        May 3, 2001               1   12,500    $ 5.88
May 1996.............        May 3, 2001         500,000  500,000    $10.00
May 1996.............        May 3, 2001               1  416,667    $12.00
August 1996..........        August 6, 2001      500,000  500,000    $10.50

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

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The Company's board of directors authorized the offering (the "Offering"), on a pro rata basis, of rights to purchase shares of the Company's common stock at a price of $5.875 per share at a ratio of approximately one share for every four shares owned to its shareholders of record on March 15, 1996. The primary purpose of the Offering was to ensure that all shareholders have the same opportunity to purchase shares of the Company's common stock as has been afforded to the Chairman and Chief Executive Officer of the Company and his family.

The Offering expired on July 26, 1996. The number of shares sold through the Offering was 3,079,980, resulting in proceeds totaling $17,881,000.

9. STOCKHOLDER RIGHTS PLAN

   In February 1997, the Company adopted a Stockholder Rights Plan. The Plan is designed to preserve the long-term value of the shareholders' investment in the Company. Under the Plan, each shareholder will receive a distribution of one Right for each share of the Company's outstanding common stock. The Rights were distributed to shareholders of record on March 3, 1997 and will expire ten years thereafter. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of a new series of participating preferred stock at an initial exercise price of $12.50. Initially the rights are represented by the Company's common stock certificates and are not exercisable. The rights become exercisable shortly after a person or group acquires beneficial ownership of 15% or more of the Company or publically announces its intention to commence a tender or exchange offer that would result in the 15% beneficial ownership level. Under certain circumstances involving a buyer's acquisition of a 15% position in the Company, all Rights holders except the buyer will be entitled to purchase common stock at half price. If the Company is acquired through a merger, after such an acquisition, all Rights holders except the buyer will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at one cent each at any time before a buyer acquires 15% of the Company's stock.


10. RESTRUCTURING CHARGE

  During January 1996, the Company recorded an $2,541,000 pretax restructuring charge. The components of the restructuring charge include $1,991,000 related to costs associated with the change in executive management and $550,000 related to costs associated with certain abandoned projects.


11. VALUATION CHARGE

   During fiscal 1996 the Company recorded a valuation charge of $9,257,000 related to the write-down of two riverboats, a barge and certain gaming equipment, which were not being used in operations and were reclassified as assets held for sale. The assets were written down based upon written and oral purchase/lease option agreements at that time. During fiscal 1997, the Company did not place any of these assets into service, nor sell any of these assets and the purchase/lease agreements that were in effect at the end of fiscal 1996 expired. As a result, the Company has revised its estimate of fair value less cost to sell these assets, and has recorded an additional write down of $6,000,000 based on current negotiations with potential buyers. After these charges, these assets have a net carrying value of approximately $5,000,000.
The Company is actively marketing these assets for sale.

   Additionally, the Company wrote off $1,000,000 of design and development costs related to a project for which the Company revised the original scope.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. EXTRAORDINARY ITEM

  The Company incurred a pre-tax extraordinary loss totaling $18,857,000 related to the refinancing of its 11-1/2% First Mortgage Notes and other debt in early August of 1996. The extraordinary loss included early payment premiums, as well as the write-off of consent fees and debt acquisition costs. The tax benefit from the extraordinary loss was approximately $6,600,000.

13. INVESTMENTS IN LRGP AND SCGC

  On January 4, 1993, LRGP was formed with the Company as a 50% owner. LRGP commenced operations on May 20, 1994 in Bossier City, Louisiana. In August 1996, as previously discussed, the Company acquired the other 50% interest in LRGP, causing LRGP to become a wholly-owned subsidiary of the Company.

  Summarized results of operations of LRGP are as follows:

                                               Year Ended April 30
                                            --------------------------
                                                1996          1995
                                            ------------  ------------

        Total revenue.....................  $150,846,000   147,012,000
        Operating income..................    38,381,000    44,097,000
        Net income........................    34,453,000    40,162,000

  Summarized balance sheet information for LRGP is as follows:

                                                            APRIL 30
                                                          ------------
                                                              1996
                                                          ------------
        Current assets.................................   $  6,950,000
        Property and equipment, net....................     49,204,000
        Investment in and advances to affiliates.......     67,832,000
        Other assets...................................        335,000
                                                          ------------
           Total assets................................   $124,321,000
                                                          ============
        Other current liabilities......................   $ 27,834,000
        Long-term debt, less current maturities........     27,500,000
        Partners' capital..............................     68,987,000
                                                          ------------
           Total liabilities and partners' capital.....   $124,321,000
                                                          ============

  On June 9, 1995, LRGP acquired a 50% interest in SCGC, which operates a riverboat casino in Lake Charles, Louisiana, for $1,000,000 cash and a $20,000,000 note payable ($10,000,000 outstanding at April 27, 1997) to the seller. The note bears interest at 11 1/2% and requires equal quarterly principal payments commencing June 1996 through June 2000 with interest payable monthly. Additionally, the Company has issued a warrant that allows the seller to convert 50% of the outstanding principal balance of the note payable (up to a maximum of $5,000,000) into 416,667 shares of common stock of the Company at $12 per share. The difference between the carrying amount of the investment and LRGP's equity in SCGC's net assets is being amortized on a straight-line basis over 25 years.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Also, as discussed previously, on May 3, 1996, the Company purchased the 50% of SCGC not owned by LRGP and in August 1996, in conjunction with the Company's acquisition of LRGP, the Company acquired the 50% interest in SCGC owned by LRGP, making SCGC a wholly owned subsidiary of the Company.

  Summarized results of operations of SCGC from the date of LRGP's acquisition of SCGC to April 30, 1996 are as follows:

              Total revenue..............   $57,263,000
              Operating loss.............      (643,000)
              Net loss...................    (5,346,000)

  Summarized balance sheet information for SCGC as of April 30, 1996 is as follows:

                                             APRIL 30
                                            -----------
                                               1996
                                            -----------
      Current assets....................    $ 7,142,000
      Property and equipment, net.......     69,919,000
                 Other assets...........     10,126,000
                                            -----------
            Total assets................    $87,187,000
                                            ===========
      Current liabilities:
         Advances from and notes
          payable to related parties....    $48,787,000
         Other..........................     44,357,000
      Long-term debt, less current
       maturities.......................        637,000
      Partners' deficit.................     (6,594,000)
                                            -----------
            Total liabilities and
             partners' deficit..........    $87,187,000
                                            ===========
14. EMPLOYEE BENEFIT PLAN

  The Company has a defined-contribution, profit-sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company's contribution expense related to this plan was approximately $633,000, $328,000, and $203,000 for the years ended April 27, 1997, April 30, 1996 and 1995, respectively. The Company's contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. LITIGATION

  The Company has challenged a statute that permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP begininng January 1, 1996 (Boarding Fee Case). The Company's challenge has been denied at the state court level, however, the Company believes there are grounds for appeal and has appealed the decision. If the ruling is upheld the Company would have a liability, as of April 27, 1997, of approximately $2,300,000 for prior unpaid boarding fees plus a continuing $.50 fee per passenger at LRGP. This liability has been fully recorded as of fiscal year end 1997, however, because a portion of these disputed boarding fees were incurred in the period prior to the LRGP Acquisition, the Company capitalized the portion of the pre-acquisition contingency that would have been recorded by the third party's interests, as additional purchase price, which will be amortized as an intangible asset over 25 years. Therefore, only $1,801,000 of this liability is reflected as an expense in the Company's 1997 income statement.

  In April 1997, the Company settled a dispute with the Louisiana Gaming Control Board and the Louisiana State Police, Riverboat Gaming Division, concerning the deductability of double jackpots at LRGP and SCGC for the purposes of determining the amount of gaming taxes owed (Double Jackpot Settlement). As a result the Company recorded a liability of approximately $8,100,000, however, because the dispute related to occurrences in the period prior to the SCGC Acquisition and the LRGP Acquisition, the Company capitalized the portion of the pre-acquisition contingency that would have been recorded by the third party's interest, as additional purchase price, which will be amortized as an intangible asset over 25 years. Therefore, $4,045,000 of this liability is reflected as an expense in the Company's 1997 income statement.

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


16. SUBSEQUENT EVENTS

 Black Hawk, Colorado

  In June 1997, the Company entered into a joint venture agreement to develop a casino facility in Black Hawk, Colorado. The project is estimated to cost approximately $100 million and is contingent upon finding funding for the project that is non-recourse to the Company (other than with respect to a limited completion guarantee and certain imdemnity obligations) on acceptable terms. The development is expected to take approximately eighteen months to complete from the commencement of excavation activities. If the project financing is obtained, the joint venture agreement requires the Company to make capital investments into the project totaling approximately $9 million. Additionally, the Company plans to provide a completion capital commitment of up to $5 million if required to enable the facility to commence operations by April 1, 1999.

                             CASINO AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               Quarters Ended
                                                                    1996
                                          ----------------------------------------------------------
                                            JULY 31     OCTOBER 31     JANUARY 31       APRIL 30
                                          -----------  -------------  -------------  ---------------
Revenue.................................  $32,418,000  $ 35,691,000   $ 42,960,000     $ 46,436,000
Operating income (loss).................    2,112,000     2,185,000     (7,570,000)       5,651,000
Net income (loss).......................    2,334,000     2,044,000     (6,547,000)       3,724,000
Net income (loss) per common and
 common equivalent share................         0.15          0.13          (0.44)            0.23

                                                                Quarters Ended
                                                                     1997
                                            -------------------------------------------------------
                                            JULY 31     OCTOBER 31     JANUARY 31       APRIL 27
                                          -----------  ------------   ------------   --------------
Revenue.................................  $48,117,000  $107,039,000   $110,385,000     $110,058,000
Operating income (loss).................    4,205,000     4,954,000     12,861,000        6,503,000
Net income (loss) before extraordinary
 item...................................    2,917,000    (4,957,000)       769,000       (7,527,000)
Net income (loss).......................    2,917,000   (17,210,000)       769,000       (7,527,000)
Net income (loss) before extraordinary
 item per common and common equivalent
 share..................................         0.14         (0.21)          0.03            (0.32)
Net income (loss) per common and common
 equivalent   share.....................         0.14         (0.74)          0.03            (0.32)


  The second quarter of fiscal 1997 includes an extraordinary after-tax charge of $12,257,000 related to the refinancing of the Company's 11-1/2% First Mortgage Notes and other debt in early August 1996.

  The fourth quarter of fiscal 1997 was adversely affected by $5,846,000 in charges related to the Double Jackpot Settlement and the Boarding Fee Case and a $1,600,000 adjustment to taxes related to the reversal of tax benefits related to previous losses which are not recognizable under generally accepted accounting principles according to FASB 109. The tax benefits from these losses will be recognizable when the related entities become taxable. Also, in the fourth quarter of fiscal 1997, the Company recorded a $7,000,000 valuation charge related to the write down of property held for development or sale.

  The Company recorded a $11,798,000 valuation and restructuring charge in the third quarter of fiscal 1996.

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

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents Filed as Part of this Report.

        1.   Financial Statements.

             The following financial statements of the Company and reports of independent auditors are included on pages 37 to 62 of this Form 10-K:

                  CASINO AMERICA, INC.

                  Report of Independent Auditors

                  Consolidated Balance Sheets - April 27, 1997 and
                   April 30, 1996

                  Consolidated Statements of Operations - Years ended
                   April 27, 1997 and April 30, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity - Years
                   ended April 27, 1997 and April 30, 1996 and 1995

                  Consolidated Statements of Cash Flows - Years ended
                   April 27, 1997 and April 30, 1996 and 1995

                  Notes to Consolidated Financial Statements


        2.   Financial Statements Schedules.

             None required or applicable.


        3.   Exhibits.

             A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

    (b) Reports on Form 8-K. Current report on Form 8-K was filed on February 24, 1997 in connection with a shareholders rights plan adopted by the Company.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CASINO AMERICA, INC.

Dated:  July 25, 1997                      By: /s/ Bernard Goldstein
                                              ----------------------
                                              Bernard Goldstein,
                                              Chairman of the Board, Chief
                                              Executive Officer, and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July 25, 1997                       /s/ Bernard Goldstein
                                           -------------------------------------
                                           Bernard Goldstein, Chairman of the
                                           Board, Chief Executive Officer and
                                           Director (Principal Executive
                                           Officer)


Dated:  July 25, 1997                       /s/ John M. Gallaway
                                           -------------------------------------
                                           John M. Gallaway, President,
                                           Chief Operating Officer and Director



Dated:  July 25, 1997                       /s/ Rexford A. Yeisley
                                           -------------------------------------
                                           Rexford A. Yersley, Chief Financial
                                           Officer (Principal Financial
                                           and Accounting Officer)


Dated:  July 25, 1997                       /s/ Allan B. Solomon
                                           -------------------------------------
                                           Allan B. Solomon, Executive Vice
                                           President, Secretary, General
                                           Counsel and Director


Dated:  July 25, 1997                       /s/ Emanuel Crystal
                                           -------------------------------------
                                           Emanuel Crystal, Director


Dated:  July 25, 1997                       /s/ Robert S. Goldstein
                                           -------------------------------------
                                           Robert S. Goldstein, Director


Dated:  July 25, 1997                       /s/ Alan J. Glazer
                                           -------------------------------------
                                           Alan J. Glazer, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         EXHIBIT
-------        -------

  3.1 Certificate of Incorporation of Casino America, Inc., as amended.(5)

  3.2          Bylaws of Casino America, Inc., as amended.(5)

  3.2A         Amendment to Bylaws of Casino America, Inc.
               Dated February 7, 1997

  4.1          Specimen Certificate of Common Stock.(2)

  4.3A Specimen Warrant Agreement with respect to warrants to purchase 900,000 shares of the Company's Common Stock.(3)

  4.3B Form of Warrant Agreement with respect to warrants to purchase 500,000 shares of the Company's Common Stock.(13)

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

  4.5 Indenture dated November 1, 1993 between the Company and Shawmut Bank Connecticut, National Association, as Trustee.(4)

  4.5A First Supplemental Indenture dated as of April 29, 1994 between the Company and Shawmut Bank Connecticut, National Association, as Trustee.(4)

  4.5B Second Supplemental Indenture dated as of March 8, 1995 between the Company and Shawmut Bank Connecticut, National Association, as Trustee.(7)

  4.5C Third Supplemental Indenture dated as of May 3, 1996 between the Company and Fleet National Bank, as Trustee.(8)

  4.5D Fourth Supplemental Indenture, dated as of July 26, 1996 between the Company and Fleet National Bank, as Trustee.(8)

  4.6 Indenture dated as of August 1, 1996 between the Company and Fleet National Bank, as Trustee.(8)

  4.7 Casino America, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments defining the rights of holders of long term debt where the total amount of securities authorized thereunder does not exceed 10% of Casino America, Inc.'s total consolidated assets.

  4.8 Rights Agreement dated as of February 7, 1997 between Casino America, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent.(14)

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

  10.21 Biloxi Waterfront Project Lease dated April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi.(4)

  10.21A First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated April 26, 1995, by and between Riverboat Corporation of Mississippi and the City of Biloxi, Mississippi.(7)

  10.22 Settlement Agreement, dated April 14, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, Riverboat Corporation of Mississippi, the Company, Sea Harvest, Inc. and Wayne Hicks and Terry Hicks.(4)

  10.23 Management Agreement dated December 23, 1994 between Riverboat Corporation of Mississippi and Mississippi Innkeepers, Inc.(7)

  10.24 Amended Stock Purchase Agreement dated as of June 2, 1995, among Crown Casino Corporation, St. Charles Gaming Company, Inc. and Louisiana Riverboat Gaming Partnership.(7)

  10.25 Crowne Plaza Resort New Development License Agreement between Holiday Inns Franchising, Inc. and Riverboat Corporation of Mississippi, dated December 30, 1994.(7)

  10.26 Security Agreement - Pledge dated as of June 9, 1995, between Louisiana Riverboat Gaming Partnership and Crown Casino Corporation.(7)

  10.27 Shareholders Agreement, dated as of June 9, 1995 by and between Crown Casino Corporation and Louisiana Riverboat Gaming Partnership.(7)

  10.28 Agreement of Lease between Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant, of certain land in Calcasieu Parish, Louisiana, dated March 24, 1995, and amended by Amendment to Lease, dated May 3, 1995, Second Amendment to Lease, dated May 16, 1995 and Third Amendment to Lease, dated June 6, 1995, along with related Memorandum of Lease.(7)

  10.28A Agreement of Lease between Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant, of certain land in Calcasieu Parish, Louisiana, dated July 17, 1995, and amended by Amendment to Lease, dated July 17, 1995.(7)

  10.29 Bareboat Charter Party Agreement dated as of March 20, 1995, between Riverboat Chartering Company, L.C., and Riverboat Corporation of Mississippi.(7)

  10.30 Purchase Option Agreement, dated as of March 20, 1995, between Riverboat Chartering Company, L.C. and Riverboat Corporation of Mississippi.(7)

  10.31 Guaranty Agreement, dated as of March 20, 1995, between Riverboat Chartering Company, L.C. and Riverboat Corporation of Mississippi.(7)

  10.32        Development Agreement between St. Charles Gaming Company, Inc.
               and Calcasieu Parish Police Jury dated June 5, 1995.(7)

  10.33 Note Purchase Agreement, dated as of July 20, 1995, by and among Louisiana Riverboat Gaming Partnership, St. Charles Gaming Company, Inc., Nomura Holding America Inc. and First National Bank of Commerce.(7)

  10.34 Lease between Pompano Park Associates, Inc., as Lessor, and the Company, as lessee, dated as of July 1, 1995.(7)

  10.35 Ground Lease with Option to Purchase, dated February 9, 1995, between Iron Dukes, Inc. and Isle of Capri Casino Colorado, Inc.(7)

  10.36 Promissory Note dated June 29, 1995 by and between PPI, Inc. and Capital Bank.(9)

  10.37 Florida Real Estate Mortgage, Assignment of Rents, and Security Agreement dated June 29, 1995 by and between PPI, Inc. and Capital Bank.(9)

 *10.38 Employment Agreement dated December 11, 1995 between Casino America, Inc. and John M. Gallaway.(9)

 *10.39 Employment Agreement dated December 11, 1995 between Casino America, Inc. and Allan B. Solomon.(9)

 *10.40 Employment Agreement dated December 22, 1995 by and between Casino America, Inc. and Rexford A. Yeisley.(10)

  10.41 Stock Purchase Agreement dated February 27, 1996 by and between Casino America, Inc., on the one hand, and Bernard Goldstein, Robert Goldstein, Richard Goldstein and Jeffrey Goldstein, on the other hand.(10)

  10.42 Stock Purchase and Sale Agreement pursuant to a Plan of Reorganization dated December 29, 1995 between Casino America, Inc. and Grand Palais Riverboat, Inc. with exhibits.(10)

  10.43 Form of Stock Purchase Agreement dated January 19, 1996 by and among Casino America, Inc. and Crown Casino Corporation, without exhibits.(10)

  10.44 Purchase Agreement, dated July 2, 1996, by and between CSNO, Inc., LRGP Holdings, Inc. and Louisiana River Site Development, Inc.(13)

  10.45 Escrow Agreement, dated July 2, 1996, by and among LRGP Holdings, Inc., Casino America, Inc., Louisiana River Site Development, Inc., Louisiana Downs, Inc. and Boult, Cummings, Conners & Berry, PLC.(13)

  10.46 Employment Agreement dated July 19, 1996 between Casino America, Inc. and Edward Reese.(11)

  10.47 Employment Agreement dated July 25, 1995 between Casino America, Inc. and Robert Boone.

  10.48 Employment Agreement dated March 17, 1997 between Casino America, Inc. and James Guay.

  10.49 Employment Agreement dated April 7, 1997 by and between Casino America, Inc. and Timothy M. Hinkley.

  10.50        Management Agreement dated April 28, 1997 between
               Casino America, Inc. and Riverboat Corporation of Mississippi.

  10.51 Management Agreement dated as of April 28, 1997 between Casino America, Inc. and Riverboat Corporation of Mississippi - Vicksburg.

  10.52 Management Agreement dated April 25, 1997 between Casino America, Inc. and ICB, L.L.C.

  10.53 Operating Agreement of ICB, L.L.C. dated as of April 25, 1997 between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd.

  10.54        Amended Casino America, Inc. 1992 Stock Option Plan(12).

  10.55        Amended Casino America, Inc. 1993 Stock Option Plan(12).

  21           Subsidiaries of the Company.

  23.1         Consent of Ernst & Young LLP.

  27           Financial Data Schedule.
----------------------------

(1) Filed as an exhibit to the Company's Current Report on Form 8-K filed June 16, 1992 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 27, 1997, by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 27, 1997, by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 27, 1997, by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 27, 1997, by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed September 3, 1993, as amended (File No. 33-68434), and incorporated into the Company's Form 10-K for the year ended April 27, 1997, by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918), and incorporated into the Company's Form 10-K for the year ended April 27, 1997, by reference.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1995 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 27, 1997, by reference.

(8) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-2610), and incorporated into the Company's Form 10-K for the year ended April 27, 1997, by reference.


(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1995, and incorporated into the Company's Form 10-K for the fiscal year ended April 27, 1997, by reference.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 1996, and incorporated into the Company's Form 10-K for the fiscal year ended April 27, 1997, by reference.

(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1996, and incorporated into the Company's form 10-K for the fiscal year ended April 27, 1997, by reference.

(12) Filed as an exhibit to the Company's Proxy Statement for the year ended April 30, 1996, with respect to the Annual Meeting of Shareholders held on November 14, 1996.

(13) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996, by reference.

(14) Filed as an exhibit to the Company's current report on Form 8-K filed on February 24, 1997, and incorporated into the Company's Form 10-K for the fiscal year ended April 27, 1997, by reference.

 *        Management contract or compensatory plan.