Form 10-Q
period 1997-07-27
CASINO AMERICA INC
filed 1997-09-10
CIK 863015

                         UNITED STATES  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 1997
                               --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________________________________
Commission File Number: 0-20538
                       ________________________________________________________

                             Casino America, Inc.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

           Delaware                                      41-1659606
_______________________________________________________________________________
   (State of Incorporation)                  (IRS Employer Identification No.)
_______________________________________________________________________________

 711 Washington Loop, Second Floor, Biloxi, Mississippi            39530
_______________________________________________________________________________
    (Address of principal executive offices)                    (Zip Code)


                                (601) 436-7000
_______________________________________________________________________________
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.

                                 Yes   X       No
                                     -----        -----

Shares of Common Stock outstanding at September 2, 1997:   23,380,475
                                                           __________

                             CASINO AMERICA, INC.
                                   FORM 10-Q
                                     INDEX


Part I -  FINANCIAL  INFORMATION

          Item 1.       Financial Statements
              Consolidated Balance Sheets,
               July 27, 1997 (unaudited) and
               April 27, 1997                                           1-2
              Consolidated Statements of
               Operations for the Three Months
               Ended July 27, 1997 and
               July 31,1996 (unaudited)                                   3
              Consolidated Statements of
               Cash Flows for the Three Months
               Ended July 27,1997 and
               July 31,1996 (unaudited)                                 4-5
              Consolidated Statement of
               Stockholders' Equity
               (unaudited)                                                6
              Notes to Unaudited Consolidated
               Financial Statements                                    7-10

          Item 2.       MANAGEMENT'S  DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS                     11-15

Part II - OTHER INFORMATION

          Item 1.       Legal Proceedings                                16
          Item 2.       Changes in Securities                            16
          Item 3.       Defaults Upon Senior Securities                  16
          Item 4.       Submission of Matters to a Vote of
                        Security Holders                                 16
          Item 5.       Other Information                                16
          Item 6.       Exhibits and Reports on Form 8-K                 17

          SIGNATURES                                                     18

          EXHIBIT LIST                                                   19

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    JULY 27, 1997  APRIL 27, 1997
                                                                                   --------------  --------------
                                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $ 64,230,000    $ 51,846,000
    Accounts receivable                                                                 4,935,000       5,108,000
  Income taxes receivable                                                               6,847,000      11,014,000
  Deferred income taxes                                                                 5,350,000       5,350,000
  Prepaid expenses and other assets                                                     5,361,000       5,097,000
                                                                                     ------------    ------------
TOTAL CURRENT ASSETS                                                                   86,723,000      78,415,000
                                                                                     ------------    ------------

PROPERTY AND EQUIPMENT:
  Land improvements                                                                    35,807,000      35,468,000
  Leasehold improvements                                                               98,634,000      98,388,000
  Buildings and improvements                                                           32,366,000      32,358,000
  Riverboats and floating pavilions                                                    92,904,000      92,876,000
  Furniture, fixtures and equipment                                                    82,413,000      81,214,000
  Construction in progress                                                             11,430,000       3,269,000
                                                                                     ------------    ------------
                                                                                      353,554,000     343,573,000
  Less: Accumulated depreciation                                                       64,940,000      58,339,000
                                                                                     ------------    ------------
Property and equipment, net                                                           288,614,000     285,234,000
                                                                                     ------------    ------------

OTHER ASSETS:
  Other investments                                                                     2,250,000       2,250,000
  Property held for development or sale                                                 7,943,000       7,943,000
  Licenses, and other intangible assets
    net of accumulated amortization of
    $3,817,000 and $2,894,000, respectively                                            69,074,000      69,997,000
  Goodwill, net of accumulated amortization of
   $3,635,000 and $2,963,000, respectively                                             65,764,000      66,297,000
  Berthing, concession and leasehold rights, net of
    accumulated amortization of $1,601,000 and
    $1,522,000, respectively                                                            4,667,000       4,746,000
  Deferred financing costs, net of accumulated
    amortization of $1,701,000 and $1,378,000,
    respectively                                                                       11,274,000      11,565,000
  Prepaid expenses, deposits and other                                                  2,468,000       1,974,000
                                                                                     ------------    ------------
                                                                                      163,440,000     164,772,000
                                                                                     ------------    ------------
TOTAL ASSETS                                                                         $538,777,000    $528,421,000
                                                                                     ============    ============

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   JULY 27, 1997  APRIL 27, 1997
                                                   -------------  --------------
                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt           $ 13,088,000     $ 14,905,000
    Accounts payable - Trade                         11,097,000       10,871,000
    Accrued liabilities:
        Interest                                     19,573,000        9,898,000
        Payroll and payroll related                  14,310,000       16,238,000
        Property and other taxes                     10,259,000        6,669,000
        Progressive jackpots and slot club awards     5,279,000        5,566,000
        Other                                         5,798,000        5,391,000
                                                    -----------     ------------
TOTAL CURRENT LIABILITIES                            79,404,000       69,538,000
                                                    -----------     ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES           362,101,000      364,617,000
DEFERRED INCOME TAXES                                16,293,000       16,293,000
STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 2,050,000
       shares authorized; none issued                       ---              ---
    Common stock, $0.01 par value; 45,000,000
       shares authorized; shares issued and outstanding:
       23,370,287 and 23,345,287, respectively          234,000          233,000
    Class B common stock, $0.01 par value; 3,000,000
       shares authorized; none issued                       ---              ---
    Additional paid-in capital                       62,595,000       62,538,000
    Retained earnings                                18,150,000       15,202,000
                                                    -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                           80,979,000       77,973,000
                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $538,777,000     $528,421,000




           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                            Three Months Ended
                                                       July 27, 1997    July 31, 1996
                                                      ----------------  --------------
REVENUE:
  Casino                                               $ 99,147,000     $37,474,000
  Rooms                                                   3,078,000       2,183,000
  Management fee - joint ventures                                --       2,012,000
  Pari-mutuel commissions and fees                        4,487,000       3,386,000
  Food, beverage and other                                5,025,000       3,062,000
                                                       ------------     -----------
TOTAL REVENUE                                           111,737,000      48,117,000
                                                       ------------     -----------

OPERATING EXPENSES:
  Casino                                                 18,821,000       7,004,000
  Rooms                                                   1,129,000         881,000
  Gaming taxes                                           19,698,000       4,948,000
  Pari-mutuel                                             3,764,000       2,910,000
  Food, beverage and other                                3,474,000       2,175,000
  Marine and facilities                                   5,841,000       2,721,000
  Marketing and administrative                           34,771,000      17,892,000
  Preopening expenses                                            --       1,984,000
  Depreciation and amortization                           8,279,000       3,373,000
                                                       ------------     -----------
TOTAL OPERATING EXPENSES                                 95,777,000      43,888,000
                                                       ------------     -----------

OPERATING INCOME                                         15,960,000       4,229,000

INTEREST EXPENSE, NET OF CAPITALIZED INTEREST
   OF $94,000 AND $0, RESPECTIVELY                      (11,564,000)     (4,684,000)
INTEREST INCOME:
  Related parties                                                --         203,000
  Other                                                     451,000         119,000
OTHER                                                        67,000              --
EQUITY IN INCOME OF UNCONSOLIDATED
  JOINT VENTURES                                                 --       4,279,000
                                                       ------------     -----------
INCOME BEFORE INCOME TAXES                                4,914,000       4,146,000
INCOME TAX PROVISION                                      1,966,000       1,229,000
                                                       ------------     -----------
NET INCOME                                             $  2,948,000     $ 2,917,000
                                                       ============     ===========

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                                      $0.13           $0.14

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES                                23,366,000      20,666,000



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                Three Months Ended
                                                                                        July 27, 1997        July 31, 1996
                                                                                        ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                              $  2,948,000         $  2,917,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                          8,603,000            3,627,000
    Equity in income of unconsolidated joint ventures                                            ---           (4,279,000)
    Other                                                                                   (143,000)              67,000
    Changes in current assets and liabilities (net of acquisitions):
        Accounts receivable                                                                  173,000              546,000
        Prepaid expenses and other assets                                                   (142,000)             665,000
        Accounts payable                                                                     226,000            4,354,000
        Accrued liabilities                                                               11,456,000           (3,765,000)
        Income tax receivable                                                              4,167,000                  ---
                                                                                        ------------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 27,288,000            4,132,000
                                                                                        ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                       (9,981,000)          (1,131,000)
Net cash paid for acquisitions                                                                   ---           (8,192,000)
Deposits and other, net                                                                     (590,000)           1,443,000
                                                                                        ------------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                                    (10,571,000)          (7,880,000)
                                                                                        ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                      30,000            1,000,000
Principal payments on borrowings and cash paid
 to retire debt                                                                           (4,363,000)          (6,292,000)
Deferred financing costs                                                                         ---           (1,369,000)
Proceeds from sale of stock and exercise of options                                              ---           14,103,000
                                                                                        ------------          -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (4,333,000)           7,442,000
                                                                                        ------------          -----------
Net increase in cash and cash equivalents                                                 12,384,000            3,694,000

Cash and cash equivalents at beginning of period                                          51,846,000           18,585,000
                                                                                        ------------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 64,230,000         $ 22,279,000
                                                                                        ============          ===========

                                  (CONTINUED)

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         Three Months Ended
                                                    July 27, 1997  July 31, 1996
                                                    -------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest, net of amounts capitalized               $ 1,570,000   $  7,345,000
  Income taxes, net of refunds received               (2,649,000)     3,185,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Notes payable and debt issued for:
  Property and equipment                                  30,000        467,000
  Insurance premiums                                          --        573,000

Acquisitions:
  Debt assumed                                                --    (37,142,000)
  Stock issued                                                --    (27,852,000)
  Warrants issued                                             --     (1,250,000)




           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                              Shares of               Additional                   Total
                                Common      Common      Paid-In     Retained    Stockholders'
                                Stock       Stock       Capital     Earnings       Equity
                              ----------  ----------  -----------  -----------  -------------
BALANCE, APRIL 27, 1997       23,345,287    $233,000  $62,538,000  $15,202,000    $77,973,000

  Issuance of common stock
     for compensation             25,000       1,000       57,000           --         58,000

  Net Income                          --          --           --    2,948,000      2,948,000
                              ----------    --------  -----------  -----------    -----------

BALANCE, JULY 27, 1997        23,370,287    $234,000  $62,595,000  $18,150,000    $80,979,000
                              ==========    ========  ===========  ===========    ===========


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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 27, 1997.

          Licenses, Goodwill and Other Intangible Assets

          Licenses, goodwill and other intangible assets principally represent the excess purchase price the Company paid in acquiring the net identifiable tangible assets of St. Charles Gaming Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP"). The license costs included in this line reflect the value attributed to the Louisiana gaming licenses acquired through these purchases. The remaining intangible asset balance has been classified as goodwill and other intangible assets. These assets are being amortized over a twenty-five-year period using the straight-line method.

          Impact of Recently Issued Accounting Standards

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which will become effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 will require companies to disclose basic and diluted earnings per share. Basic earnings per share will be calculated based on the weighted average common shares outstanding and would exclude common stock equivalents from the calculation. The requirements of SFAS No. 128, based on current circumstances, will not have a significant effect on the Company's earnings per share calculations.

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

          St. Charles Gaming Company

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

          Louisiana Riverboat Gaming Partnership

          On August 6, 1996, the Company acquired the remaining 50% interest in LRGP held by outside parties (the "LRGP Acquisition"). The consideration for the acquisition was $85 million in cash, five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $10.50 per share and $1.5 million per year for seven years, payable monthly beginning on October 1, 1998. The acquisition was accounted for as a purchase, and as a result of this acquisition, the operating results of LRGP and SCGC, from the acquisition date forward are consolidated in the Company's financial statements.

          Pro forma Information

          The following unaudited consolidated pro forma information shows the 1997 and 1996 results of the Company's operations as though the SCGC Acquisition, the LRGP Acquisition and the GPRI Acquisition had occurred at May 1, 1995. Other than amortization of the related intangible assets and interest on debt incurred to effect the GPRI Acquisition, adjustments related to the pre-bankruptcy operations of GPRI have not been included in the pro forma results of operations for the three months ended July 31, 1996 because the pre-bankruptcy operations of GPRI were very limited and substantially different than the post-acquisition operations. The pro forma results are not necessarily indicative of the future results or actual results that would have occurred had the purchase been made at the beginning of the period presented.

                                                        Three Months Ended
                                                            July 31,1996
                                                        -------------------
          Total revenue                                    $110,732,000
          Operating income                                   14,919,000
          Net income                                          2,313,000
          Net income per common
           and common equivalent share                          $0.11

Note 3.   Operating Expenses

          On July 12, 1996, GPRI commenced operations as part of a two-boat operation and expanded pavilion at the Isle-Lake Charles. The Company incurred $1,984,000 of preopening expenses in connection with the opening of GPRI during the three-month period ended July 31, 1996.

Note 4.   Long-term Debt

          On August 6, 1996, the Company issued $315,000,000 of 12 1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semiannually on each February 1 and August 1 through maturity. The Senior Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 1, of the years indicated below:


                                Year                   Percentage
                                ----                   ----------
                                2000.................   106.250%
                                2001.................   103.125%
                                2002 and thereafter..   100.000%

          The Senior Secured Notes restrict, among other things: (i) the incurrence of additional debt, except under certain circumstances including meeting certain pro forma coverage tests; (ii) the payment of dividends on and redemptions of capital stock; (iii) the businesses in which the Company may engage; (iv) the use of proceeds from the sale of assets; (v) transactions with affiliates; (vi) the creation of liens; and (vii) sale and leaseback transactions. At July 27, 1997, no dividends were permitted to be paid under these restrictions.

          Part of the proceeds from the Senior Secured Notes were used to prepay or defease long-term debt, including the $105,000,000 of 11 1/2% First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs, as well as to consummate the LRGP Acquisition.

          The Company has $5,500,000 available in bank lines of credit. As of July 27, 1997, the Company had no outstanding balances under these lines of credit.

          Substantially all of the Company's assets are pledged as collateral for long-term debt. At July 27, 1997, the Company was either in compliance with all debt covenants or had obtained waivers.

Note 5.   Subsequent Event

          In June 1997, the Company entered into a joint venture agreement to develop a casino facility in Black Hawk, Colorado. On August 20, 1997, the Isle of Capri Black Hawk L.L.C. (the "Isle-Black Hawk"), a joint venture of which the Company owns 59.2%, issued $75 million of 13% First Mortgage Notes due 2004, which is non-recourse debt to the joint venture partners. The net proceeds of the issuance will be used to fund the development of the Isle of Capri Casino in Black Hawk, Colorado. The project is estimated to cost approximately $104 million and is expected to take approximately eighteen months to complete from the commencement of excavation activities. The Company has made capital investments into the project totaling approximately $8.2 million. Additionally, the Company has provided a completion capital commitment of up to $5.0 million, if required to enable the facility to commence operations by April 1, 1999.

Note 6.   Contingencies

          The Company has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge has been denied at the state court level, however, the Company has appealed the decision. If the ruling is upheld, the Company would have to pay the Bossier Parish Police Jury approximately $2,723,000 as of July 27, 1997, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at LRGP. This liability has been fully recorded.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.

The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop hotels at the Isle-Bossier City and the Isle-Lake Charles and the expansion of non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals, the Company's limited experience in developing hotel operations, and changes in gaming laws and regulations in the jurisdictions in which the Company operates. Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated August 1, 1996 relating to the issuance of the Company's Senior Secured Notes.

GENERAL

The Company's results of operations for the three fiscal months ended July 27, 1997 reflect the consolidated operations from all of the Company's subsidiaries, including Isle of Capri Casino in Biloxi, Mississippi (the "Isle-Biloxi"), Isle of Capri Casino in Vicksburg, Mississippi (the "Isle-Vicksburg"), Isle of Capri Casino in Bossier City, Louisiana (the "Isle-Bossier City"), Isle of Capri Casino in Lake Charles, Louisiana (the "Isle-Lake Charles"), and Pompano Park, Inc. ("PPI"). The LRGP Acquisition, consummated August 6, 1996, gave the Company 100% ownership in the Isle-Bossier City and the Isle-Lake Charles, allowing the Company to consolidate their results of operations beginning in the quarter ended October 31, 1996. Previously, the Company reported its interests in the Isle-Bossier City and the Isle-Lake Charles using the equity method of accounting. The Company believes that its results of operations for the three fiscal months ended July 27, 1997 are not readily comparable to the results of operations for the three months ended July 31, 1996 primarily because of the consolidation of the results of operations of the Isle-Bossier City and the Isle-Lake Charles. Furthermore, the historical results of operations reflect the Isle-Lake Charles as a single riverboat operation. The Isle-Lake Charles has operated two riverboats since July 12, 1996 as a result of the GPRI Acquisition. The three months ended October 31, 1996 was the first full quarter of operating results for GPRI. Because of the lack of comparable information on a consolidated basis, the following discussion will focus on certain events and trends that affected the Company's consolidated operations during the quarter ended July 27, 1997 and comparable data on a location basis.

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

RESULTS OF OPERATIONS

Three Fiscal Months Ended July 27, 1997 - Consolidated Company

Total revenue for the quarter ended July 27, 1997 was $111.7 million which included $99.1 million of casino revenue, $3.1 million of rooms revenue, $4.5 of pari-mutuel commissions, and $5.0 million of food, beverage and other revenue. The consolidated revenue of the Company reflects the inclusion of the Isle-Bossier City and the Isle-Lake Charles into the Company's consolidated financial statements. Revenue does not reflect the retail value of any complimentaries. Also, as a result of the LRGP Acquisition, management fees are not reported for periods subsequent to the date of acquisition because these amounts have been eliminated in consolidation.

Casino operating expenses for the quarter totaled $18.9 million, or 19% of casino revenue. These expenses were primarily comprised of salaries, wages and benefits, and other operating expenses of the casino.

Operating expenses for the quarter also included room expenses of $1.1 million from the hotels at the Isle-Biloxi and the Isle-Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

State and local gaming taxes paid in Mississippi and Louisiana totaled $19.7 million for the quarter which is consistent with each state's applicable gaming tax rate.

Food and beverage and other expenses totaled $3.5 million for the quarter. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments.

Marine and facilities expenses totaled $5.8 million for the three fiscal months ended July 27, 1997 and included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

Marketing and administrative expenses totaled $34.7 million for the quarter. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation and amortization expense was $8.3 million for the quarter. These expenses relate to property and equipment, berthing and concession rights, and intangible assets.

Interest expense was $11.1 million for the quarter net of capitalized interest of $0.1 million and interest income of $0.5 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP.

The Company has improved operating results over the previous quarter to produce a net income of $2.9 million for the quarter ended July 27, 1997 compared to net income of $0.3 million before extraordinary item, valuation change and double jackpot, and after the intraperiod effect of boarding fees, for the quarter ended April 27, 1997. The improvement relates primarily to the Company's improved management of staffing, marketing and other expenditure levels at its Mississippi properties and the Isle-Lake Charles. Also, the improvement relates to the opening of the second riverboat casino operation at the Isle-Lake Charles. The Company's effective tax rate for the quarter was approximately 40%.

Three Fiscal Months Ended July 27, 1997, Compared to Three Months Ended July 31, 1996-By Location

Isle-Biloxi
For the quarter ended July 27, 1997, the Isle-Biloxi had total revenue of $23.6 million of which $19.8 million was casino revenue, compared to total revenue of $23.1 million of which $19.1 million was casino revenue for the quarter ended July 31, 1996. The increase in revenue relates primarily to increased casino traffic resulting from a continued increase in occupancy at its 367-room hotel. Operating income for the three fiscal months ended July 27, 1997 totaled $4.2 million or 18% of total revenues compared to $3.7 million or 16% for the three months ended July 31, 1996. Increased operating income and operating income margin are due primarily to improved operating efficiency as a result of management's expense reduction efforts combined with a shift to direct response marketing.

Isle-Vicksburg
For the quarter ended July 27, 1997, the Isle-Vicksburg had total revenue of $13.3 million of which $12.7 million was casino revenue, compared to total revenue of $14.7 million of which $13.9 million was casino revenue for the quarter ended July 31, 1996. Operating Income for the three fiscal months ended July 27, 1997 totaled $2.9 million or 22% of total revenue compared to $2.1 million or 15% for the three months ended July 31, 1996. The decrease in revenue relates primarily to the impact of increased competition and the overall weakness of the market. However, the increase in operating income is a result of management's expense reduction efforts combined with a shift to direct response marketing.

Isle-Bossier City
For the quarter ended July 27, 1997, the Isle-Bossier City had total revenue of $34.4 million of which $32.1 million was casino revenue, compared to total revenue of $40.4 million of which $37.4 million was casino revenue for the quarter ended July 31, 1996. Operating income for the three fiscal months ended July 27, 1997 totaled $6.5 million or 19% of total revenue compared to $8.7 million or 22% for the three months ended July 31, 1996. The decrease in revenues and operating income relates primarily to the addition of a new competitor in the market, in October, 1996, resulting in increased promotional activities by the Isle-Bossier City and its competitors in the market.

Isle-Lake Charles
For the quarter ended July 27, 1997, the Isle-Lake Charles had total revenue of $35.3 million of which $34.5 million was casino revenue, compared to total revenue of $28.8 million of which $27.8 million was casino revenue for the quarter ended July 31, 1996. The increase in revenue relates to the commencement of a two-boat operation on July 12, 1996. Operating income for the three fiscal months ended July 27, 1997 totaled $6.1 million or 17% of total revenue compared to operating income of $5.4 million or 19% of total revenue for the three months ended July 31, 1996. The operating performance at the Isle-Lake Charles has been positively impacted by the addition of the second riverboat casino.

Liquidity and Capital Resources

At July 27, 1997, the Company had cash and cash equivalents of $64.2 million compared to $51.8 million at April 27, 1997. The increase in cash is primarily a result of the Company's operating activities. During the three fiscal month period ended July 27, 1997, the Company's operating activities provided $27.3 million of cash compared to $4.1 million of cash flow provided by operating activities in the first three months of fiscal 1997.

The Company invested $10.0 million in property and equipment in the first three months of fiscal 1998, primarily for the construction of its 241-room hotel at the Isle-Lake Charles, as well as in connection with the completion of the remodeling of the pavilion and the addition of Farraddays' restaurant at the Isle-Bossier City, which opened in July 1997.

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

On August 6, 1996, the Company issued $315,000,000 of 12 1/2% Senior Secured Notes due 2003. Interest on the Senior Secured Notes is payable semiannually on each February 1 and August 1, commencing February 1, 1997, through maturity. Part of the proceeds from the Senior Secured Notes were used to retire or defease $180,285,000 in long-term debt, including $105,000,000 of 11 1/2% First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs of $16,396,000 and to acquire the remaining 50% interest in LRGP and LRG Hotels, L.L.C. held by Louisiana River Site Development, Inc. The consideration for the LRGP Acquisition included $85,000,000 in cash, five-year warrants to purchase 500,000 shares of common stock at an exercise price of $10.50 per share, and $1.5 million per year for seven years, payable monthly beginning on October 1, 1998.

An important component of the Company's operating strategy will be to develop, open and operate, either directly, through a hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company began construction of a $10.5 million, 241-room hotel facility at the Isle-Lake Charles in March of 1997. The hotel is scheduled to open in late September 1997. The Company is currently seeking financing and/or a joint venture partner for a hotel at the Isle-Bossier City, and another hotel at the Isle-Lake Charles. Construction of these two hotel facilities will not begin until such financing and/or a joint venture partner or partners are obtained.

The Company anticipates that its principal near-term capital requirements will relate to the completion of its 241-room hotel at the Isle-Lake Charles, the addition of a Farraddays' restaurant at the Isle-Lake Charles, the Isle-Vicksburg and the Isle-Biloxi and investments in additional hotel projects adjacent to the Isle-Bossier City and the Isle-Lake Charles.

On August 20, 1997, subsequent to the quarter ended July 27, 1997, the Company contributed approximately $8.2 million to the Isle of Capri Black Hawk L.L.C. (the "Isle-Black Hawk") a joint venture, of which the Company owns 59.2%. On the same day, the Isle-Black Hawk issued $75 million of 13% First Mortgage Notes, due 2004 (the "First Mortgage Notes"). The First Mortgage

Notes are non-recourse debt to the joint venture partners. The net proceeds of the offering will be used to fund the development of the Isle of Capri Casino in Black Hawk, Colorado. The project is estimated to cost approximately $104 million. Additionally, the Company has provided a completion capital commitment of up to $5.0 million, if required to enable the facility to commence operations by April 1, 1999.

The Company is not presently committed to making any other significant capital expenditures or investment in a new gaming market. However, the Company believes that, in addition to possibly developing hotels at its existing properties, it will be necessary to consider making certain capital improvements to its land-based facilities at the Isle-Vicksburg and that enhancements to its non-gaming amenities at all facilities will be important to operations at those facilities. The Company may, in the future, also consider expanding its casino square footage at the Isle-Biloxi. In addition, the Company may consider making investments in jurisdictions where gaming is presently permitted and in jurisdictions where gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

The Company expects that available cash and cash from future operations will be adequate to fund planned capital expenditures, debt service and working capital requirements. However, no assurance can be made that the Company will have sufficient capital resources to make all of the planned capital expenditures described above or such capital investments that may be necessary to remain competitive in the Company's markets. In addition, the Indenture governing the Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness and to make certain investments. The Company is highly leveraged and, as a result, may be unable to obtain additional debt or equity financing on terms acceptable to the Company. As a result, limitations on the Company's capital resources could delay certain plans with respect to capital improvements at the Company's existing properties. Furthermore, the Company will continue to evaluate its planned capital expenditures at each location in light of the operating performance of the respective facilities at such locations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which will become effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 will require companies to disclose basic and diluted earnings per share. Basic earnings per share will be calculated based on the weighted average common shares outstanding and would exclude common stock equivalents from the calculation. The requirements of SFAS No. 128, based on current circumstances, will not have a significant effect on the Company's earnings per share calculations.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company and its Chairman, Bernard Goldstein, were named as defendants in a lawsuit entitled "Martin B. Greenberg v. Casino America, Inc. and Bernard Goldstein, individually," which was filed on January 23, 1997 in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. The lawsuit alleges that the Company purportedly breached a contract of employment between Mr. Greenberg and the Company concerning Mr. Greenberg's employment as Chairman of the Board of the Company's Pompano Park subsidiary. The suit makes a claim for damages against the Company, and against its Chairman for related matters, in an unspecified amount.

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

          The Company has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge has been denied at the state court level, however, the Company has appealed the decision. If the ruling is upheld, the Company would have to pay the Bossier Parish Police Jury approximately $2,723,000 as of July 27, 1997, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at LRGP. This liability has been fully recorded.

          The Company is engaged in various matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not likely to be material to the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities - None

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

     B.  Reports on Form 8-K

          During the first quarter ended July 27, 1997, the Company filed the following reports on Form 8-K for the following dates:

          None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CASINO AMERICA, INC.


Dated: September 10, 1997             By: /s/ Rexford A. Yeisley
                                         ---------------------
                                         Rexford A. Yeisley
                                         Chief Financial Officer & Treasurer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer
                                         and Accounting Officer)

                                 INDEX TO EXHIBITS



EXHIBIT NUMBER                        DESCRIPTION
- --------------                        -----------


27                                    Financial Data Schedule