Form 10-Q
period 1997-10-26
CASINO AMERICA INC
filed 1997-12-10
CIK 863015

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 1997
                               ---------------------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------------------------------------
Commission File Number:       0-20538
                       -----------------------------------------------------

                             Casino America, Inc.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                        41-1659606
------------------------------------------------------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)

   711 Washington Loop, Second Floor, Biloxi, Mississippi           39530
--------------------------------------------------------------  --------------
          (Address of principal executive offices)                (Zip Code)


                                (228) 436-7000
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Shares of Common Stock outstanding at December 5, 1997: 23,394,225
                                                       ------------

                             CASINO AMERICA, INC.
                                   FORM 10-Q
                                     INDEX


Part I -  FINANCIAL  INFORMATION

          Item 1.   Financial Statements
                    Consolidated Balance Sheets,
                      October 26, 1997 (unaudited)
                       and April 27, 1997                                1-2
                    Consolidated Statements of
                      Operations for the Six Months
                      Ended October 26, 1997 and
                      October 31, 1996 (unaudited)                         3
                    Consolidated Statements of
                      Cash Flows for the Six Months
                      Ended October 26, 1997 and
                      October 31,1996 (unaudited)                        4-5
                    Consolidated Statement of
                      Stockholders' Equity (unaudited)                     6
                     Notes to Unaudited Consolidated
                      Financial Statements                              7-11

          Item 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                         12-18

Part II - OTHER INFORMATION

          Item 1.   Legal Proceedings                                     19
          Item 2.   Changes in Securities                                 20
          Item 3.   Defaults Upon Senior Securities                       20
          Item 4.   Submission of Matters to a Vote of Security Holders   20
          Item 5.   Other Information                                     20
          Item 6.   Exhibits and Reports on Form 8-K                      20

          SIGNATURES                                                      21

          EXHIBIT LIST                                                    22

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  OCTOBER 26, 1997    APRIL 27, 1997
                                                                                  ----------------    --------------
                                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $ 44,362,000     $ 51,846,000
  Accounts receivable                                                                   5,452,000        5,108,000
  Income taxes receivable                                                               4,486,000       11,014,000
  Deferred income taxes                                                                 5,350,000        5,350,000
  Prepaid expenses and other assets                                                     6,881,000        5,097,000
                                                                                     ------------     ------------
TOTAL CURRENT ASSETS                                                                   66,531,000       78,415,000
                                                                                     ------------     ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                                           53,734,000       38,844,000
  Leasehold improvements                                                               96,510,000       95,012,000
  Buildings and improvements                                                           42,365,000       32,358,000
  Riverboats and floating pavilions                                                    92,946,000       92,876,000
  Furniture, fixtures and equipment                                                    83,324,000       81,214,000
  Construction in progress                                                             13,676,000        3,269,000
                                                                                     ------------     ------------
                                                                                      382,555,000      343,573,000
  Less: Accumulated depreciation                                                       70,492,000       58,339,000
                                                                                     ------------     ------------
Property and equipment, net                                                           312,063,000      285,234,000
                                                                                     ------------     ------------

OTHER ASSETS:
  Other investments                                                                     2,250,000        2,250,000
  Property held for development or sale                                                 7,943,000        7,943,000
  Licenses, and other intangible assets
    net of accumulated amortization of
    $4,656,000 and $2,894,000, respectively                                            68,235,000       69,997,000
  Goodwill, net of accumulated amortization of
   $4,339,000 and $2,963,000, respectively                                             65,082,000       66,297,000
  Berthing, concession and leasehold rights, net of
   accumulated amortization of $1,680,000 and
    $1,522,000, respectively                                                            4,589,000        4,746,000
  Deferred financing costs, net of accumulated
    amortization of $2,003,000 and $1,378,000,
    respectively                                                                       15,507,000       11,565,000
  Restricted Cash                                                                      67,337,000              ---
  Prepaid expenses, deposits and other                                                  2,211,000        1,974,000
                                                                                     ------------     ------------
                                                                                      233,154,000      164,772,000
                                                                                     ------------     ------------
TOTAL ASSETS                                                                         $611,748,000     $528,421,000
                                                                                     ============     ============

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   October 26, 1997         APRIL 27, 1997
                                                   ----------------         --------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt              $ 16,740,000             $ 14,905,000
  Accounts payable - Trade                             9,992,000               10,871,000
  Accrued liabilities:
     Interest                                         11,429,000                9,898,000
     Payroll and payroll related                      16,883,000               16,238,000
     Property and other taxes                         10,596,000                6,669,000
     Progressive jackpots and slot club awards         4,977,000                5,566,000
     Other                                             5,883,000                5,391,000
                                                     -----------              -----------
TOTAL CURRENT LIABILITIES                             76,500,000               69,538,000
                                                     -----------              -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES            430,364,000              364,617,000

DEFERRED INCOME TAXES                                 16,293,000               16,293,000

MINORITY INTEREST                                      6,482,000                   ---

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 2,050,000
       shares authorized; none issued                      ---                     ---
  Common stock, $0.01 par value; 45,000,000
       shares authorized; shares issued and
       outstanding: 23,394,225 and 23,345,287,
       respectively                                      234,000                  233,000
  Class B common stock, $0.01 par value;
       3,000,000 shares authorized; none issued            ---                     ---
  Additional paid-in capital                          62,648,000               62,538,000
  Retained earnings                                   19,227,000               15,202,000
                                                     -----------              -----------
TOTAL STOCKHOLDERS' EQUITY                            82,109,000               77,973,000
                                                     -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $611,748,000             $528,421,000
                                                     ===========              ===========


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                    Three Months Ended              Six Months Ended
                                              October 26         October 31     October 26      October 31
                                                 1997               1996           1997            1996
                                              --------------   --------------  ------------   -------------
REVENUE:
      Casino                                      95,821,000   $  94,624,000   $194,968,000   $ 132,098,000
      Rooms                                        1,695,000       3,274,000      4,773,000       5,457,000
      Management fee - joint ventures                    ---          98,000            ---       2,110,000
      Pari-mutuel commissions and fees             3,839,000       2,278,000      8,326,000       5,664,000
      Food, beverage and other                     4,918,000       5,785,000      9,943,000       8,847,000
                                                ------------   -------------   ------------   -------------
TOTAL REVENUE                                    106,273,000     106,059,000    218,010,000     154,176,000
                                                ------------   -------------   ------------   -------------

Operating expenses:
      Casino                                      19,040,000      21,156,000     37,861,000      28,160,000
      Rooms                                          552,000         537,000      1,681,000       1,418,000
      Gaming taxes                                19,196,000      18,281,000     38,894,000      23,229,000
      Pari-mutuel                                  2,651,000       2,398,000      6,415,000       5,308,000
      Food, beverage and other                     3,981,000       5,424,000      7,455,000       7,599,000
      Marine and facilities                        6,081,000       6,699,000     11,922,000       9,420,000
      Marketing and administrative                32,697,000      37,448,000     67,401,000      55,531,000
      Preopening expenses                                ---         516,000            ---       2,500,000
      Depreciation and amortization                8,143,000       8,075,000     16,422,000      11,448,000
                                                ------------   -------------   ------------   -------------
TOTAL OPERATING EXPENSES                          92,341,000     100,534,000    188,051,000     144,613,000
                                                ------------   -------------   ------------   -------------

OPERATING INCOME                                  13,932,000       5,525,000     29,959,000       9,563,000

INTEREST EXPENSE, NET OF CAPITALIZED
 INTEREST OF $578, $0, $672, AND
 $0, RESPECTIVELY                                (13,070,000)    (11,960,000)   (24,634,000)    (16,644,000)
      INTEREST INCOME:
      Related parties                                    ---             ---            ---         203,000
      Other                                        1,067,000         225,000      1,518,000         344,000
EQUITY IN INCOME OF UNCONSOLIDATED
  JOINT VENTURES                                         ---         255,000            ---       4,534,000
MINORITY INTEREST                                    321,000             ---        321,000             ---
                                                ------------   -------------   ------------   -------------
INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                               2,250,000      (5,955,000)     7,164,000      (2,000,000)
INCOME TAX PROVISION (BENEFIT)                     1,173,000        (998,000)     3,139,000          40,000
                                                ------------   -------------   ------------   -------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                               1,077,000      (4,957,000)     4,025,000      (2,040,000)
EXTRAORDINARY ITEM (NET OF TAXES)                        ---     (12,253,000)           ---     (12,253,000)
                                                ------------   -------------   ------------   -------------

NET INCOME (LOSS)                               $  1,077,000    ($17,210,000)  $  4,025,000    ($14,293,000)
                                                ============   =============   ============   =============
INCOME (LOSS) PER SHARE BEFORE
 EXTRAORDINARY ITEM                                    $0.05          ($0.21)         $0.17          ($0.09)

NET INCOME (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARES                              $0.05          ($0.74)         $0.17          ($0.66)

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES                         23,385,000      23,229,000     23,369,000      21,669,000

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Six Months Ended
                                                                      October 26        October 31
                                                                         1997              1996
                                                                   -----------------  --------------
CASH FLOWS FROM OPERATING  ACTIVITIES
Net income (loss)                                                    $    4,025,000    $ (14,293,000)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                          16,422,000       11,448,000
  Amortization of bond discount and deferred
    financing costs                                                         856,000          721,000
  Equity in income of unconsolidated joint
   ventures                                                                   ---         (4,534,000)
  Extraordinary loss on retirement of debt
   (net of taxes)                                                             ---         12,253,000
  Changes in current assets and liabilities:
     Accounts receivable                                                   (131,000)       2,363,000
     Income tax receivable                                                6,315,000       (2,386,000)
     Prepaid expenses and other                                          (1,640,000)        (451,000)
     Accounts payable and accrued liabilities                             5,098,000        3,287,000
                                                                       ------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                30,945,000        8,408,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                     (31,969,000)      (7,596,000)
Net cash paid for acquisitions                                             (679,000)     (81,168,000)
Proceeds from disposals of property and equipment                            83,000          518,000
Minority interests                                                         (321,000)            ---
Increase in restricted cash                                             (67,337,000)            ---
Other                                                                      (354,000)       1,138,000
                                                                       ------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                  (100,577,000)     (87,108,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                 72,000,000      317,698,000
Principal payments on borrowings and cash paid
 to retire debt                                                          (8,063,000)    (205,182,000)
Deferred financing costs                                                 (1,797,000)     (12,724,000)
Proceeds from sale of stock and exercise of options                           8,000       18,357,000
                                                                       ------------    -------------
Net cash provided by financing activities                                62,148,000      118,149,000
                                                                       ------------    -------------

Net increase (decrease) in cash and cash equivalents                     (7,484,000)      39,449,000
Cash and cash equivalents at beginning of period                         51,846,000       18,585,000
                                                                       ------------    -------------
Cash and cash equivalents at end of period                            $  44,362,000   $   58,034,000
                                                                       ============    =============

                                  (Continued)

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      Six Months Ended
                                                                October 26     October 31
                                                                    1997          1996
                                                                -----------    ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest, net of amounts capitalized                          $23,103,000   $ 12,373,000
  Income taxes, net of refunds received                          (2,395,000)     7,390,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Notes payable and debt issued for:
  Land                                                              396,000            ---
  Property and equipment                                             30,000        514,000
  Insurance premiums                                                420,000        573,000

Acquisitions:
  Debt assumed                                                         ---     (37,142,000)
  Debt issued                                                          ---     (90,328,000)
  Stock issued                                                         ---     (27,669,000)
  Warrants issued                                                      ---      (2,500,000)

Capital Contributions:
  Land, net of mortgage of $396,000                               7,604,000            ---
  Financing fees                                                    137,000            ---
  Property and equipment                                            180,000            ---



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                             Shares of                Additional                  Total
                               Common      Common      Paid-In     Retained    Stockholders'
                               Stock       Stock       Capital     Earnings       Equity
                             ----------  ----------  -----------  -----------  -------------

BALANCE, APRIL 27, 1997      23,345,287    $233,000  $62,538,000  $15,202,000    $77,973,000

Exercise of stock                 8,438         ---        8,000          ---          8,000
      options

Issuance of common stock
      for compensation           40,500       1,000      102,000          ---        103,000

Net Income                          ---         ---          ---    4,025,000      4,025,000
                             ----------  ----------  -----------  -----------  -------------

BALANCE, OCTOBER 26, 1997    23,394,225    $234,000  $62,648,000  $19,227,000    $82,109,000
                             ==========    ========  ===========  ===========  =============


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                             CASINO AMERICA, INC.

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

          Basis of Presentation
          ---------------------

          Casino America, Inc. (the "Company") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land based casinos and related facilities. The Company has licenses to conduct gaming operations in Biloxi and Vicksburg, Mississippi, and in Bossier City and Lake Charles, Louisiana through its subsidiaries. The Company, through its subsidiary, Casino America of Colorado, Inc., has applied for a Colorado gaming license.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 26, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 27, 1997.

          Other Assets
          ------------

          Licenses and other intangible assets - principally represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP"). These assets are being amortized over a twenty-five-year period using the straight-line method.

          Goodwill - reflects the excess purchase price the Company paid in acquiring the net identifiable tangible assets of SCGC, GPRI and LRGP. Goodwill is being amortized over a twenty-five-year period using the straight line method.

          Restricted cash - represents cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by the Isle of Capri Black Hawk L.L.C. (the "First Mortgage Notes") held in trust by IBJ Schroder Bank and Trust in New York, as trustee for Isle of Capri Black Hawk L.L.C. ("ICBH"), a majority owned subsidiary of the Company. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve, Interest Reserve) with usage restricted by an indenture between ICBH and the trustee, dated August 20, 1997 in connection with issuance of the ICBH First Mortgage Notes (the "Indenture"). Amounts in the Construction Disbursement Account, approximately $48.2 million, will be used for the development, construction and opening of a casino entertainment complex by ICBH in Colorado. Amounts in the Completion Reserve Account, approximately $5.0 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. Amounts in the Interest Reserve Account, approximately $14.1 million, will be used to pay the first three fixed interest payments on the ICBH First Mortgage Notes, which were issued pursuant to the Indenture.

          Impact of Recently Issued Accounting Standards
          ----------------------------------------------

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

Note 2.  Business Acquisitions
         ---------------------
          Purchase of GPRI
          ----------------

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

          St. Charles Gaming Company
          --------------------------

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

          Louisiana Riverboat Gaming Partnership
          --------------------------------------

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


          Pro forma Information
          ---------------------

          The following unaudited consolidated pro forma information shows the results of the Company's operations as though the SCGC Acquisition, the LRGP Acquisition and the GPRI Acquisition had occurred at May 1, 1996. Other than amortization of the related intangible assets and interest on debt incurred to effect the GPRI Acquisition, adjustments related to the pre-bankruptcy operations of GPRI have not been included in the pro forma results of operations for the three months ended July 31, 1996 because the pre-bankruptcy operations of GPRI were very limited and substantially different than the post-acquisition operations. The pro forma results are not necessarily indicative of the future results or actual results that would have occurred had the purchase been made at the beginning of the period presented.

                                                            Six Months Ended
                                                              October 31,1996
                                                           -------------------

          Total revenue                                       $220,603,000
          Operating income                                      20,813,000
          Net loss before extraordinary item                    (2,686,000)
          Net loss before extraordinary item per common
           and common equivalent share                        $       (.12)


Note 3.   Joint Venture
          -------------
          In June 1997, the Company entered into a joint venture agreement to develop the Isle-Black Hawk. As of October 26, 1997, the Company owns approximately 60% of ICBH and as such, ICBH is considered to be a consolidated subsidiary of the Company. On August 20, 1997, ICBH issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the joint venture partners. The net proceeds of the issuance will be used to fund the development of the Isle-Black Hawk. The project, which broke ground on August 25, 1997, is estimated to cost approximately $104 million and is expected to be completed in early 1999. The Company has made capital investments into the project totaling approximately $8.2 million. Additionally, the Company has provided a completion capital commitment of up to $5.0 million, which is required to be paid if the facility has not commenced operations by April 1, 1999.

Note 4.   Operating Expenses
          ------------------
          On July 12, 1996, GPRI commenced operations as part of a two-boat operation and expanded pavilion at the Isle-Lake Charles. The Company incurred $516,000 and $2,500,000 of preopening expenses in connection with the opening of GPRI during the three-month period ended October 31, 1996 and the six-month period ended October 31, 1996, respectively.

Note 5.   Long-term Debt
          --------------
          On August 6, 1996, the Company issued $315,000,000 of 12 1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semiannually on each February 1 and August 1 through maturity. The Senior Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 1, of the years indicated below:


                        Year                       Percentage
                        ----                       ----------
                        2000.....................   106.250%
                        2001.....................   103.125%
                        2002 and thereafter......   100.000%


          The Senior Secured Notes restrict, among other things: (i) the incurrence of additional debt, except under certain circumstances including meeting certain pro forma coverage tests; (ii) the payment of dividends on and redemptions of capital stock; (iii) the businesses in which the Company may engage; (iv) the use of proceeds from the sale of assets; (v) transactions with affiliates; (vi) the creation of liens; and (vii) sale and leaseback transactions. At October 26, 1997, no dividends were permitted to be paid under these restrictions.

          Part of the proceeds from the Senior Secured Notes were used to prepay or defease long-term debt, including the $105,000,000 of 11 1/2% First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs, as well as to consummate the LRGP Acquisition.

          The Company has $5,500,000 available in bank lines of credit. As of October 26, 1997, the Company had no outstanding balances under these lines of credit.

          Substantially all of the Company's assets are pledged as collateral for long-term debt. At October 26, 1997, the Company was either in compliance with all debt covenants or had obtained waivers.

          On August 20, 1997, the ICBH issued $75 million of 13% First Mortgage Notes due 2004, with Contingent Interest which is non-recourse debt to the joint venture partners. Interest on the ICBH First Mortgage Notes (the "ICBH First Mortgage Notes"), is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the ICBH First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture) provided that no Contingent Interest is payable prior to commencement to operations payment. The ICBH First Mortgage Notes are redeemable at the option of the ICBH, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

                        Year                    Percentage
                        ----                    ----------
                        2001..................    106.5%
                        2002..................    103.2%
                        2003 and thereafter...    100.0%

          Beginning with the first operating year after the Isle-Black Hawk begins gaming operations, ICBH will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the ICBH First Mortgage Notes that may be purchased with 50% of the Isle-Black Hawk's excess cash flow.

          Substantially all of ICBH's assets are pledged as collateral for long-term debt.

Note 6.   Contingencies
          -------------
          The Company has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge has been denied at the state trial court level, however, the Company has appealed the decision. If the ruling is upheld, the Company is required to pay the Bossier Parish Police Jury approximately $3,036,000 as of October 26, 1997, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at the Bossier City facility. This liability has been fully recorded.

          Subsequent to October 26, 1997, LRGP was assessed and has paid approximately $1,044,000 of sales and use tax on the construction cost of its riverboat casino vessel. The Company believes that this tax has been improperly imposed and has paid the tax under protest. The Company will vigorously defend its position regarding the assessment of this tax and believes it will ultimately be reimbursed in full.
          The tax payment has been capitalized as part of the cost of the vessel and will be depreciated over its remaining useful life.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.

The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop hotels at the Isle-Bossier City and the Isle-Lake Charles, to develop a casino entertainment complex at the Isle-Black Hawk and the expansion of non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as cost overruns, shortages of materials and labor and unforeseen delays resulting from site conditions, a failure to obtain necessary approvals, the Company's limited experience in developing hotel operations, and changes in gaming laws and regulations in the jurisdictions in which the Company operates. Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated August 1, 1996 relating to the issuance of the Company's Senior Secured Notes. For further information, refer to the Company's Form S-4 Registration Statement, filed with the Securities and Exchange Commission, Registration No. 333-38093.

GENERAL

The Company's results of operations for the six fiscal months ended October 26, 1997 reflect the consolidated operations of all of the Company's subsidiaries, including Isle of Capri Casino in Biloxi, Mississippi (the "Isle-Biloxi"), Isle of Capri Casino in Vicksburg, Mississippi (the "Isle-Vicksburg"), Isle of Capri Casino in Bossier City, Louisiana (the "Isle-Bossier City"), Isle of Capri Casino in Lake Charles, Louisiana (the "Isle-Lake Charles"), Pompano Park, Inc. ("PPI") and the Isle of Capri-Black Hawk. The LRGP Acquisition, consummated August 6, 1996, gave the Company 100% ownership in the Isle-Bossier City and the Isle-Lake Charles, allowing the Company to consolidate their results of operations beginning in the quarter ended October 31, 1996. Previously, the Company reported its interests in the Isle-Bossier City and the Isle-Lake Charles using the equity method of accounting. The Company believes that its results of operations for the six fiscal months ended October 26, 1997 are not readily comparable to the results of operations for the six months ended October 31, 1996 primarily because of the consolidation of the results of operations of the Isle-Bossier City and the Isle-Lake Charles. Furthermore, the historical results of operations reflect the Isle-Lake Charles as a single riverboat operation. The Isle-Lake Charles has operated two riverboats since July 12, 1996 as a result of the GPRI Acquisition. The three months ended October 31, 1996 was the first full quarter of operating results for GPRI. Because of the lack of comparable information on a consolidated basis, for the six fiscal months ended October 26, 1997, the following discussion will focus on certain events and trends that affected the Company's consolidated operations during this period and comparable data on a location basis.

The Company believes that its historical results may not be indicative of future results of operations because of the substantial present and expected future increase in gaming competition for gaming customers in each of the Company's markets as new casinos open and as existing casinos add to or enhance their
facilities.   As the markets in which the Company operates have matured, it has become apparent to management that the Company's operating results are effected by seasonality. Seasonality causes the operating results for the Company's first and fourth fiscal quarters ending July and April, respectively, to be notably better than the second and third fiscal quarters ending October and January, respectively.

RESULTS OF OPERATIONS

Three Fiscal Months Ended October 26, 1997 - Consolidated Company

Total revenue for the quarter ended October 26, 1997 was $106.3 million which included $95.8 million of casino revenue, $1.7 million of rooms revenue, $3.8 of pari-mutuel commissions, and $4.9 million of food, beverage and other revenue. Comparably, total revenue for the quarter ended October 31, 1996 was $106.1 million which included $94.6 million of casino revenue, $3.3 million of rooms and other revenue, $2.3 million of para-mutuel commissions, and $5.8 million of food, beverage and other revenue. The consolidated revenue of the Company reflects the inclusion of the Isle-Bossier City and the Isle-Lake Charles into the Company's consolidated financial statements as a result of the LRGP Acquisition. Also, as a result of the LRGP Acquisition, management fees are not reported for periods subsequent to the date of acquisition because these amounts have been eliminated in consolidation. Casino revenues have increased as a result of the Company's shift to direct response marketing, even though the markets in which the Company operates have become more competitive. Relatedly, rooms revenue and food, beverage and other revenue have decreased as a result of the increased competition in the Company's market and as a result of the shift to direct response marketing which has increased complimentaries. Revenue does not reflect the retail value of any complimentaries. Pari-mutuel revenues have increased as a result of an increased number of "live" race days, increased simulcasting and the addition of a limited stakes poker room at PPI.

Casino operating expenses for the quarter ended October 26, 1997 totaled $19.0 million, or 20% of casino revenue versus $21.2 million, or 22% of casino revenue for the three months ended October 31, 1996. These expenses were primarily comprised of salaries, wages and benefits, and other operating expenses of the casinos. Casino operating expenses have been reduced as a result of management's expense reduction efforts.

Operating expenses for the quarter ended October 26, 1997 also included room expenses of $0.6 million from the hotels at the Isle-Biloxi, Isle-Bossier City and the "Inn" at the Isle-Lake Charles. Comparably, operating expenses for the three months ended October 31, 1996 included $.5 million of rooms expenses from the hotels at the Isle-Biloxi and the Isle-Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Rooms expense increased as a result of the addition of the "Inn" at the Isle-Lake Charles, which opened in September, 1997.

State and local gaming taxes paid in Mississippi and Louisiana totaled $19.2 million for the quarter ended October 26, 1997 versus $18.3 million for the three months ended October 31, 1996, which is consistent with each state's applicable gaming tax rate. The increase in gaming taxes paid is a result of the increase in casino revenues.

Food and beverage and other expenses totaled $4.0 million for the quarter ended October 26, 1997 versus $5.4 million for the quarter ended October 31, 1996. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments. Food, beverage and other expenses have decreased as a result of management's expense reduction efforts.

Marine and facilities expenses totaled $6.1 million for the three fiscal months ended October 26, 1997 versus $6.7 million for the quarter ended October 31, 1996. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have decreased as a result of management's expense reduction efforts.

Marketing and administrative expenses totaled $32.7 million for the quarter ended October 26, 1997 versus $37.4 million for the quarter ended October 31, 1996. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have decreased as a result of the Company's shift to direct response marketing and management's expense reduction efforts.

Depreciation and amortization expense was $8.1 million for the quarter ended October 26, 1997, and for the quarter ended October 31, 1996. These expenses relate to property and equipment, berthing and concession rights, and intangible assets.

Interest expense was $12.0 million for the quarter ended October 26, 1997 net of capitalized interest of $.6 million and interest income of $1.1 million versus $11.7 million for the quarter ended October 31, 1996, net of interest income of $0.2 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP.

The Company's effective tax rate for the quarter was approximately 52%, primarily due to non-deductible goodwill amortization.

The Company had net income of $1.1 million for the quarter ended October 26, 1997, as compared to a net loss of $17.2 million in the comparable quarter in fiscal 1997. The increase in net income relates primarily to a $12.3 million extraordinary after-tax charge taken in the prior year's quarter resulting from the issuance of the Senior Secured Notes in August 1996. The remainder of the increase in net income is a result of the Company's shift to direct response marketing combined with expense reductions.

Three Fiscal Months Ended October 26, 1997, Compared to Three Months Ended October 31, 1996-By Casino Location

Isle-Biloxi
-----------

For the quarter ended October 26, 1997, the Isle-Biloxi had total revenue of $24.0 million of which $20.5 million was casino revenue, compared to total revenue of $22.9 million of which $19.0 million was casino revenue for the quarter ended October 31, 1996. The increase in revenue relates primarily to increased utilization of its 367-room hotel through improved management of the casino's player database. Operating income for the three fiscal months ended October 26, 1997 totaled $4.8 million or 20% of total revenues compared to $4.3 million or 19% for the three months ended October 31, 1996. Increased operating income margin is due primarily to improved operating efficiency, as a result of reduced expenses combined with a shift to direct response marketing.

Isle-Vicksburg
--------------

For the quarter ended October 26, 1997, the Isle-Vicksburg had total revenue of $12.0 million of which $11.5 million was casino revenue, compared to total revenue of $13.5 million of which $12.9 million was casino revenue for the quarter ended October 31, 1996. The decrease in revenue relates primarily to the impact of increased competition and the overall weakness of the market. Operating Income for the three fiscal months ended October 26, 1997 totaled $2.0 million or 17% of total revenue compared to $1.6 million or 12% for the three months ended October 31, 1996. Increased operating income margin is due primarily to reductions in expenses combined with a shift to direct response marketing.

Isle-Bossier City
-----------------

For the quarter ended October 26, 1997, the Isle-Bossier City had total revenue of $30.6 million of which $29.6 million was casino revenue, compared to total revenue of $36.8 million of which $34.0 million was casino revenue for the quarter ended October 31, 1996. The decrease in revenue relates primarily to the addition of a new competitor in the market and the impact of increased promotional activities by competitors in the market. Operating income for the three fiscal months ended October 26, 1997 totaled $6.0 million or 20% of total revenue compared to $4.9 million or 13% for the three months ended October 31, 1996. Increased operating income margin is due primarily to a reduction in expenses combined with a shift to direct response marketing.

Isle-Lake Charles
-----------------

For the quarter ended October 26, 1997, the Isle-Lake Charles had total revenue of $35.0 million of which $34.1 million was casino revenue, compared to total revenue of $32.9 million of which $31.8 million was casino revenue for the quarter ended October 31, 1996. Operating income for the three months ended October 26, 1997 totaled $5.1 million or 15% of total revenue compared to a loss of $1.0 million for the three months ended October 31, 1996. The increase in revenue has resulted from increased use of the casino's player database, the increased utilization of the Isle-Lake Charles' entertainment center and the opening of its 241-room Inn at the Isle in September 1997. The operating income increase relates to improved overall operating efficiency, primarily resulting from expense reductions combined with a shift to direct response marketing.


Six Months Ended October 26, 1997 - Consolidated Company

Total revenue for the six months ended October 26, 1997 was $218.0 million which included $195.0 million of casino revenue, $4.8 million of rooms revenue, $8.3 million of pari mutuel commissions, and $9.9 million of food, beverage and other revenue. Revenues do not reflect the retail value of any complimentaries.

Casino operating expenses for the six-month period totaled $37.9 million, or 19% of casino revenue versus $28.2 million, or 21% of casino revenue for the six months ended October 31, 1996. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino.

Operating expenses for the six-month period also included room expenses of $1.7 million from the hotels at the Isle - Biloxi, the Isle - Bossier City and the Isle - Lake Charles. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

State and local gaming taxes paid in Mississippi and Louisiana totaled $38.9 million for the six-month period ended October 26, 1997, which is consistent with the gaming tax rate for previous periods.

Food and beverage expenses totaled $7.5 million for the six-month period ended October 26, 1997. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments.

Marine and facilities expenses totaled $11.9 million for the six-month period ended October 26, 1997 and include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

Marketing and administrative expenses totaled $67.4 million for the six-month period. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation and amortization expense was $16.4 million for the six-month period. These expenses relate to property and equipment, berthing and concession rights, and intangible assets.

Six Months Ended October 26, 1997, Compared to Six Months Ended October 31, 1996
- By Casino Location

Isle - Biloxi
-------------

For the six months ended October 26, 1997, the Isle - Biloxi had total revenue of $47.5 million of which $40.3 million was casino revenue, compared to total revenue of $46.0 million of which $38.1 million was casino revenue for the six months ended October 31, 1996. The increase in revenue relates to increased casino traffic, resulting from improved database customer utilization of its 367-room hotel. Operating income for the six fiscal months ended October 26, 1997 totaled $8.9 million or 19% of total revenue compared to $8.0 million or 17% of total revenue for the six months ended October 31, 1996. Increased operating income and operating income margin are due primarily to improved operating efficiency as a result of expense reduction combined with a shift to direct response marketing.

Isle - Vicksburg
----------------

For the six months ended October 26, 1997, the Isle - Vicksburg had total revenue of $25.4 million of which $24.3 million was casino revenue, compared to total revenue of $28.2 million of which $26.8 million was casino revenue for the six months ended October 31, 1996. Operating income for the six months ended October 26, 1997 totaled $4.9 million or 19% of total revenue compared to $3.8 million or 14% of total revenue for the six months ended October 31, 1996. The decrease in revenue relates primarily to the impact of increased competition and the overall weakness of the market. The increase in operating income is a result of expense reduction combined with a shift to direct response marketing.

Isle - Bossier City
-------------------

For the six months ended October 26, 1997, the Isle - Bossier City had total revenue of $65.0 million of which $61.6 million was casino revenue, compared to total revenue of $77.2 million of which $71.3 million was casino revenue for the six months ended October 31, 1996. Operating income for the six months ended October 26, 1997 totaled $12.6 million or 19% of total revenue compared to $13.6 million or 18% of total revenue for the six months ended October 31, 1996. The decrease in revenue and operating income relates primarily to the addition of a new competitor in the market in October, 1996, resulting in increased promotional activities by the Isle-Bossier City and its competitors in the market.

Isle - Lake Charles
-------------------

For the six months ended October 26, 1997, the Isle - Lake Charles had total revenue of $70.4 million of which $68.6 million was casino revenue, compared to total revenue of $61.8 million of which $59.6 million was casino revenue for the six months ended October 31, 1996. The increase in revenue relates to the commencement of a two-boat operation on July 12, 1996, improved usage of the casino's player database, the increased utilization of the Isle-Lake Charles' entertainment center and the opening of its 241 room Inn at the Isle in September 1997. Operating income for the six months ended October 26, 1997 totaled $11.2 million or 16% of total revenue compared to an operating income of $4.4 million or 7% of total revenue for the six months ended October 31, 1996. The operating performance at the Isle - Lake Charles has been positively impacted by the addition of the second riverboat casino, direct response marketing and reductions in expenses.

Liquidity and Capital Resources

At October 26, 1997, the Company had cash and cash equivalents of $44.3 million compared to $51.8 million at April 27, 1997. The decrease in cash is primarily a result of the Company's capital expenditures. During the six month period ended October 26, 1997, the Company's operating activities provided $30.9 million of cash compared to $8.4 million of cash flow provided by operating activities in the first six months of fiscal 1997.

The Company invested $32.0 million in property and equipment in the first six months of fiscal 1998, primarily for the construction of its 241-room hotel at the Isle-Lake Charles which commenced operation in September, 1997, and for the development of the Isle-Black Hawk, which is currently under construction and scheduled to open in early 1999. Additionally, capital expenditures were made in connection with the completion of the remodeling of the pavilion and the addition of Farraddays' restaurant at the Isle-Bossier City, which opened in July 1997, the addition of Farraddays' restaurant at the Isle-Lake Charles, which opened in September 1997, and the additions of Farraddays' restaurants at the Isle-Biloxi and Isle-Vicksburg, which are both currently under construction. The Company has also incurred capital expenditures related to the development of a 305-room hotel at the Isle-Bossier City, for which the Company recently obtained a financing commitment.

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

On August 20, 1997, Isle of Capri Black Hawk L.L.C., a joint venture of which the Company owns approximately 60%, issued $75 million of its 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the joint venture partners. Interest is payable semiannually on each February 28 and August 31, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount equal to 5% of the Company's Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest is payable prior to commencement of operations and may be deferred under certain circumstances. The net proceeds of the issuance are being used to fund the development of the Isle of Capri casino entertainment complex in Black Hawk, Colorado. Interest payments due on February 28, 1998, August 31, 1998 and February 28, 1999 have been placed in escrow at the discounted amount.

Additionally, the Company has provided a completion capital commitment of up to $5.0 million, which is required to be paid if the Facility has not commenced operations by April 1, 1999.

An important component of the Company's operating strategy will be to develop, open and operate, either directly, through a hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company has secured a financing commitment for the development of a 305-room hotel at the Isle-Bossier City. Construction of this hotel facility is scheduled to begin during the third quarter of fiscal 1998. The Company is currently seeking financing and/or a joint venture partner for another hotel at the Isle-Lake Charles. Construction of this hotel facility will not begin until such financing and/or a joint venture partner or partners are obtained.

The Company anticipates that its principal near-term capital requirements will relate to the addition of a Farraddays' restaurant at the Isle-Vicksburg and the Isle-Biloxi and investment in the hotel project adjacent to the Isle-Bossier City.

The Company is not presently committed to making any significant capital expenditures or investment in a new gaming market, other than discussed above. However, the Company, in addition to possibly developing hotels at its existing properties, is considering making certain capital improvements to its land-based facilities at the Isle-Vicksburg and that enhancements to its non-gaming amenities at all facilities will be important to operations at those facilities. The Company may, in the future, also consider making certain capital improvements to its land based facility and expanding its casino square footage at the Isle-Biloxi. In addition, the Company may consider making investments in jurisdictions where gaming is presently permitted and in jurisdictions where gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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

          The Company has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge has been denied at the state trial court level, however, the Company has appealed the decision. If the ruling is upheld, the Company would have to pay the Bossier Parish Police Jury approximately $2,723,000 as of October 26, 1997, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at LRGP. This liability has been fully recorded.

          LRGP has been named as a defendant in a lawsuit entitled Bossier Parish School Board v. City of Bossier, Louisiana Riverboat Gaming Partnership d/b/a Isle of Capri, Bossier City, and Horseshoe Entertainment, a Louisiana limited partnership with new Gaming Capital Partnership, a Nevada corporation as its General Partner which was filed in the Twenty-Sixth Judicial District Court, Parish of Bossier, Louisiana, on August 26, 1997, and which seeks to nullify a contract to which LRGP is a party. Pursuant to the contract, LRGP pays a fixed amount plus a percent of revenue to various local governmental entities, including the City of Bossier (the "City"), and the Bossier Parish School Board (the "School Board"), in lieu of payment of a boarding fee per passenger. The School Board also seeks to have the City pay the School Board fifteen (15%) percent of all revenues derived by the City to date, less any previous payments. The lawsuit is in the early stages, and the Company is unable to make any prediction on the outcome at this time. The Company intends to vigorously defend the action.

          The Company is engaged in various matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not likely to be material to the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities - None
         ---------------------

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

     B.  Reports on Form 8-K
         -------------------

          During the second quarter ended October 26, 1997, the Company filed the following reports on Form 8-K for the following dates:

          None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CASINO AMERICA, INC.


Dated: December 10, 1997      By:  /s/ Rexford A. Yeisley
                                   ----------------------
                                  Rexford A. Yeisley
                                  Chief Financial Officer & Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer
                                  and Accounting Officer)

                               INDEX TO EXHIBITS




EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------


27                                    Financial Data Schedule