Form 10-Q
period 1998-01-25
CASINO AMERICA INC
filed 1998-03-11
CIK 863015

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


(Mark One)


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       January 25, 1998
                               -----------------------------------------

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                              -----------------------------------------
Commission File Number:    0-20538
                       ------------------------------------------------

                             Casino America, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                         41-1659606
------------------------------------------------------------------------------
 (State of Incorporation)                   (IRS Employer Identification No.)

711 Washington Loop, Second Floor, Biloxi, Mississippi        39530
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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


                          Yes   X            No
                              -----             -----


Shares of Common Stock outstanding at March 6, 1998:     23,568,562
                                                     ---------------------

                             CASINO AMERICA, INC.
                                   FORM 10-Q

                                     INDEX



Part I -  FINANCIAL  INFORMATION

          Item 1.   Financial Statements
                    Consolidated Balance Sheets,
                      January 25, 1998 (unaudited) and
                      April 27, 1997                             1-2
                    Consolidated Statements of
                      Operations for the Three Months and
                      Nine Months Ended January 25, 1998
                      and January 31, 1997 (unaudited)             3
                    Consolidated Statements of
                      Cash Flows for the Nine Months
                      Ended January 25, 1998 and
                      January 31,1997 (unaudited)                4-5
                    Consolidated Statement of
                      Stockholders' Equity (unaudited)             6
                     Notes to Unaudited Consolidated
                      Financial Statements                      7-11



          Item 2.  MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                   12-18


Part II - OTHER INFORMATION

          Item 1.  Legal Proceedings                           19-20
          Item 2.  Changes in Securities                          20
          Item 3.  Defaults Upon Senior Securities                20
          Item 4.  Submission of Matters to a Vote of
                   Security Holders                               20
          Item 5.  Other Information                              20
          Item 6.  Exhibits and Reports on Form 8-K               20


          SIGNATURES                                              21

          EXHIBIT LIST                                            22

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                 JANUARY 25, 1998    APRIL 27, 1997
                                                                                 ----------------    --------------
                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                          $ 47,628,000     $ 51,846,000
 Accounts receivable                                                                   7,171,000        5,108,000
 Income taxes receivable                                                               4,414,000       11,014,000
 Deferred income taxes                                                                 5,350,000        5,350,000
 Prepaid expenses and other assets                                                     6,960,000        5,097,000
                                                                                    ------------     ------------
TOTAL CURRENT ASSETS                                                                  71,523,000       78,415,000
                                                                                    ------------     ------------

PROPERTY AND EQUIPMENT:

 Land and land improvements                                                           58,345,000       38,844,000
 Leasehold improvements                                                               97,272,000       95,012,000
 Buildings and improvements                                                           45,463,000       32,358,000
 Riverboats and floating pavilions                                                    92,973,000       92,876,000
 Furniture, fixtures and equipment                                                    86,654,000       81,214,000
 Construction in progress                                                             15,817,000        3,269,000
                                                                                    ------------     ------------
                                                                                     396,524,000      343,573,000
Less: Accumulated depreciation                                                        77,241,000       58,339,000
                                                                                    ------------     ------------
Property and equipment, net                                                          319,283,000      285,234,000
                                                                                    ------------     ------------

OTHER ASSETS:

 Other investments                                                                     2,250,000        2,250,000
 Property held for development or sale                                                 7,943,000        7,943,000
 Licenses, and other intangible assets
  net of accumulated amortization of
  $5,356,000 and $2,894,000, respectively                                             67,535,000       69,997,000
 Goodwill, net of accumulated amortization of
  $5,185,000 and $2,963,000, respectively                                             64,236,000       66,297,000
 Berthing, concession and leasehold rights, net of
  accumulated amortization of $1,758,000 and
  $1,522,000, respectively                                                             4,510,000        4,746,000
 Deferred financing costs, net of accumulated
  amortization of $2,520,000 and $1,378,000,
  respectively                                                                        15,683,000       11,565,000
 Restricted Cash                                                                      65,004,000              ---
 Prepaid expenses, deposits and other                                                  3,019,000        1,974,000
                                                                                    ------------     ------------
                                                                                     230,180,000      164,772,000
                                                                                    ------------     ------------
TOTAL ASSETS                                                                        $620,986,000     $528,421,000
                                                                                    ============     ============


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                January 25, 1998    APRIL 27, 1997
                                                                ----------------    --------------
                                                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                            $ 16,292,000      $ 14,905,000
  Accounts payable - Trade                                          13,468,000        10,871,000
  Accrued liabilities:
      Interest                                                      23,306,000         9,898,000
      Payroll and payroll related                                   17,076,000        16,238,000
      Property and other taxes                                       7,686,000         6,669,000
      Progressive jackpots and slot club awards                      5,225,000         5,566,000
      Other                                                          3,909,000         5,391,000
                                                                  ------------      ------------
TOTAL CURRENT LIABILITIES                                           86,962,000        69,538,000
                                                                  ------------      ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                          429,009,000       364,617,000

DEFERRED INCOME TAXES                                               16,293,000        16,293,000

MINORITY INTEREST                                                    5,852,000            ---

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 2,050,000 shares
     authorized; none issued                                             ---              ---
  Common stock, $0.01 par value; 45,000,000
     shares authorized; shares issued and outstanding:
     23,568,612 and 23,345,287, respectively                           239,000           233,000
  Class B common stock, $0.01 par value; 3,000,000
     shares authorized; none issued                                      ---              ---
  Additional paid-in capital                                        63,143,000        62,538,000
  Retained earnings                                                 19,488,000        15,202,000
                                                                  ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                          82,870,000        77,973,000
                                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $620,986,000      $528,421,000
                                                                  ============      ============


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)






                                                     Three Months Ended             Nine Months Ended
                                               January 25        January  31    January 25      January 31
                                                  1998              1997           1998            1997
                                           -------------------  -------------  -------------  --------------

REVENUE

  Casino                                         $ 93,052,000   $ 95,812,000   $288,020,000   $ 227,910,000
  Rooms                                             1,943,000      1,994,000      6,716,000       7,451,000
  Management fee - joint ventures                         ---            ---            ---       2,110,000
  Pari-mutuel commissions and fees                  6,047,000      6,425,000     14,373,000      12,089,000
  Food, beverage and other                          4,777,000      5,586,000     14,720,000      14,433,000
                                                 ------------   ------------   ------------   -------------
TOTAL REVENUE                                     105,819,000    109,817,000    323,829,000     263,993,000
                                                 ------------   ------------   ------------   -------------

OPERATING EXPENSES:

  Casino                                           20,548,000     17,915,000     58,409,000      46,075,000
  Rooms                                               646,000        393,000      2,327,000       1,811,000
  Gaming taxes                                     19,539,000     18,610,000     58,433,000      41,839,000
  Pari-mutuel                                       4,366,000      5,054,000     10,781,000      10,362,000
  Food, beverage and other                          2,285,000      3,099,000      9,740,000      10,698,000
  Marine and facilities                             5,994,000      5,265,000     17,916,000      14,685,000
  Marketing and administrative                     31,831,000     38,914,000     99,231,000      94,850,000
  Preopening expenses                                     ---            ---            ---       2,500,000
  Depreciation and amortization                     8,391,000      7,682,000     24,813,000      19,130,000
                                                 ------------   ------------   ------------   -------------
TOTAL OPERATING EXPENSES                           93,600,000     96,932,000    281,650,000     241,950,000
                                                 ------------   ------------   ------------   -------------

OPERATING INCOME                                   12,219,000     12,885,000     42,179,000      22,043,000

INTEREST EXPENSE, NET OF CAPITALIZED
 INTEREST OF $688, $0, $1,360, AND
 $0, RESPECTIVELY                                 (13,059,000)   (12,575,000)   (37,693,000)    (29,219,000)
  INTEREST INCOME:

  Related parties                                         ---            ---            ---         203,000
  Other                                               954,000      1,027,000      2,472,000       1,371,000

EQUITY IN INCOME OF UNCONSOLIDATED
  JOINT VENTURES                                          ---            ---            ---       4,534,000
MINORITY INTEREST                                     498,000            ---        819,000             ---
                                                 ------------   ------------   ------------   -------------
INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                                  612,000      1,337,000      7,777,000      (1,068,000)
INCOME TAX PROVISION                                  352,000        568,000      3,491,000         203,000
                                                 ------------   ------------   ------------   -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               260,000        769,000      4,286,000      (1,271,000)
EXTRAORDINARY ITEM (NET OF TAXES)                         ---            ---            ---     (12,253,000)
                                                 ------------   ------------   ------------   -------------
NET INCOME (LOSS)                                $    260,000   $    769,000   $  4,286,000    ($13,524,000)
                                                 ============   ============   ============   =============
INCOME (LOSS) PER DILUTED COMMON AND
 COMMON EQUIVALENT SHARES BEFORE
 EXTRAORDINARY ITEM                                     $0.01          $0.03          $0.18          ($0.06)

NET INCOME (LOSS) PER DILUTED COMMON
 AND COMMON EQUIVALENT SHARES                           $0.01          $0.03          $0.18          ($0.61)

DILUTED WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT SHARES                       23,515,000     23,330,000     23,418,000      22,218,000


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Nine Months Ended
                                                                     January 25        January 31
                                                                        1998              1997
                                                                   -------------     ------------

CASH FLOWS FROM OPERATING  ACTIVITIES
Net income (loss)                                                  $   4,286,000    $ (13,524,000)
Adjustments to reconcile net  income (loss) to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                    24,813,000       19,130,000
     Amortization of bond discount and deferred
       financing costs                                                 1,332,000          644,000
     Equity in income of unconsolidated joint ventures                    ---          (4,534,000)
     Extraordinary loss on retirement of debt (net of taxes)              ---          12,253,000
     Changes in current assets and liabilities:
           Accounts receivable                                        (1,778,000)        (793,000)
           Income tax receivable                                       6,315,000       (4,633,000)
           Prepaid expenses and other                                 (1,675,000)        (959,000)
           Accounts payable and accrued liabilities                   15,749,000       (8,425,000)
                                                                     -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   49,042,000         (841,000)

CASH FLOWS FROM INVESTING  ACTIVITIES
Purchases of property and equipment                                  (44,118,000)     (13,411,000)
Net cash paid for acquisitions                                          (795,000)     (81,168,000)
Proceeds from disposals of property and equipment                         92,000          594,000
Minority interests                                                      (819,000)            ---
Increase in restricted cash                                          (67,337,000)            ---
Other                                                                  1,118,000        1,388,000
                                                                     -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                               (111,859,000)     (92,597,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                              72,017,000      317,698,000
Principal payments on borrowings and cash paid
 to retire debt                                                      (11,477,000)    (209,656,000)
Deferred financing costs                                              (2,449,000)     (12,724,000)
Proceeds from sale of stock and exercise of options                      508,000       18,357,000
                                                                     -----------      -----------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                            58,599,000      113,675,000
                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents                  (4,218,000)      20,237,000
Cash and cash equivalents at beginning of period                      51,846,000       18,585,000
                                                                     -----------      -----------
Cash and cash equivalents at end of period                         $  47,628,000    $  38,822,000
                                                                     ===========      ===========

                                  (CONTINUED)

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                            Nine Months Ended
                                                                       January 25       January 31
                                                                          1998              1997
                                                                    ---------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest, net of amounts capitalized                                  41,387,000        $35,901,000
  Income taxes, net of refunds received                                 (1,718,000)         8,256,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Notes payable and debt issued for:
  Land                                                                   1,993,000              ---
  Property and equipment                                                 1,644,000            514,000
  Insurance premiums                                                       420,000            573,000

Acquisitions:
  Debt assumed                                                                ---         (37,142,000)
  Debt issued                                                                 ---         (90,328,000)
  Stock issued                                                                ---         (27,669,000)
  Warrants issued                                                             ---          (2,500,000)

Capital Contributions:
  Land, net of mortgage of $396,000                                      7,604,000              ---
  Financing fees                                                           137,000              ---
  Property and equipment                                                   180,000              ---



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                             Shares of               Additional                   Total
                              Common      Common      Paid-In      Retained    Stockholders'
                               Stock       Stock       Capital     Earnings       Equity
                            ----------  ----------  -----------  -----------  -------------


BALANCE, APRIL 27, 1997     23,345,287  $  233,000  $62,538,000  $15,202,000  $  77,973,000

Issuance of common stock       174,387       5,000      495,000                     500,000

Exercise of stock                8,438         ---        8,000          ---          8,000
  options

Issuance of common stock
  for compensation              40,500       1,000      102,000          ---        103,000

Net Income                         ---         ---          ---    4,286,000      4,286,000
                            ----------  ----------  -----------  -----------  -------------
BALANCE, JANUARY 25, 1998   23,568,612  $  239,000  $63,143,000  $19,488,000  $  82,870,000
                            ==========  ==========  ===========  ===========  =============



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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 27, 1997.

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

          Restricted cash - represents cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by Isle of Capri Black Hawk L.L.C. (the "First Mortgage Notes") held in trust by IBJ Schroder Bank and Trust in New York, as trustee for Isle of Capri Black Hawk L.L.C. ("ICBH"), a majority owned subsidiary of the Company. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve, Interest Reserve) with usage restricted by an indenture between ICBH and the trustee, dated August 20, 1997 in connection with issuance of the ICBH First Mortgage Notes (the "Indenture"). Amounts in the Construction Disbursement Account as of January 25, 1998, approximately $45.4 million, will be used for the development, construction and opening of a casino entertainment complex by ICBH in Colorado. Amounts in the Completion Reserve Account, approximately $5.1 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. Amounts in the Interest Reserve Account, approximately $14.1 million, will be used to pay the first three fixed interest payments on the ICBH First Mortgage Notes (the first of which was made on February 28, 1998) which were issued pursuant to the Indenture.

          Impact of Recently Issued Accounting Standards
          ----------------------------------------------

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which became effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires companies to disclose basic and diluted earnings per share. Basic earnings per share are calculated based on the weighted average common shares outstanding and exclude common stock equivalents from the calculation.

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


                                                       Nine Months Ended
                                                        January 31,1997
                                                    ------------------------



          Total revenue                                   $330,988,000
          Operating income                                  34,092,000
          Net loss before extraordinary item                (1,917,000)
          Net loss before extraordinary item per common
           and common equivalent share                           $(.08)

Note 3.   Joint Venture
          -------------

          In June 1997, the Company entered into a joint venture agreement to develop the Isle-Black Hawk. As of January 25, 1998, the Company owned 60% of ICBH and as such, ICBH is considered to be a consolidated subsidiary of the Company. On August 20, 1997, ICBH issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the joint venture partners. The net proceeds of the issuance will be used to fund the development of the Isle-Black Hawk. The project, which broke ground on August 25, 1997, is expected to cost approximately $104 million and to be completed in late 1998 or early 1999. The Company has made capital investments into the project totaling approximately $8.2 million. Additionally, the Company has provided a completion capital commitment of up to $5.0 million, which is required to be paid if the facility has not commenced operations by April 1, 1999, or earlier upon the occurrence of certain other events.

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


                Year                                    Percentage
                ----                                    ----------
                2000...................................  106.250%
                2001...................................  103.125%
                2002 and thereafter....................  100.000%

          The Senior Secured Notes restrict, among other things: (i) the incurrence of additional debt, except under certain circumstances including meeting certain pro forma coverage tests; (ii) the payment of dividends on and redemptions of capital stock; (iii) the businesses in which the Company may engage; (iv) the use of proceeds from the sale of assets; (v) transactions with affiliates; (vi) the creation of liens; and (vii) sale and leaseback transactions. At January 25, 1998, no dividends were permitted to be paid under these restrictions.

          Part of the proceeds from the Senior Secured Notes were used to prepay or defease long-term debt, including the $105,000,000 of 11 1/2% First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs, as well as to consummate the LRGP Acquisition.

          The Company has $5,500,000 available in bank lines of credit. As of January 25, 1998, the Company had no outstanding balances under these lines of credit.

          Substantially all of the Company's assets are pledged as collateral for long-term debt. At January 25, 1998, the Company was in compliance with all debt covenants.

          On August 20, 1997, ICBH issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest (the "ICBH First Mortgage Notes"), which is non-recourse debt to the joint venture partners. Interest on the ICBH First Mortgage Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the ICBH First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest is payable prior to commencement of the facility's operations. The ICBH First Mortgage Notes are redeemable at the option of ICBH, in whole or in part, at any time on or after August 1, 2001 at the redemption prices

          (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:



                        Year                       Percentage
                        ----                       ----------
                        2001.....................    106.5%
                        2002.....................    103.2%
                        2003 and thereafter......    100.0%


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

Note 6.   Contingencies
          -------------

          During the quarter ended January 25, 1998, LRGP was assessed and has paid under protest approximately $1,044,000 of sales and use tax on the construction cost of its riverboat casino vessel. The Company believes that this tax has been improperly imposed and the Company has contested the assessment by filing suit against the Louisiana Department of Revenue and Taxation seeking to recover the amount paid under protest. The Company will vigorously assert its position regarding the assessment of this tax. The tax payment has been capitalized as part of the cost of the vessel and depreciated over its remaining useful life.

          The Company has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge has been denied at the state trial court level, however, the Company has appealed the decision. If the ruling is upheld, the Company is required to pay the Bossier Parish Police Jury approximately $3,325,000 as of January 25, 1998, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at the Bossier City facility. This liability has been fully recorded.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.

The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop hotels at the Isle-Bossier City and the Isle-Lake Charles, to develop a casino entertainment complex at the Isle-Black Hawk and to expand its non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as cost overruns, shortages of materials and labor and unforeseen delays resulting from site conditions, failure to obtain necessary approvals, the Company's limited experience in developing hotel operations, and changes in gaming laws and regulations in the jurisdictions in which the Company operates. Other important factors that could cause the Company's actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated August 1, 1996 relating to the issuance of the Company's Senior Secured Notes. For further information, refer to the Company's Form S-3 Registration Statement, declared effective by the Securities and Exchange Commission on July 31, 1996, registration number 333-7517, and Isle of Capri Black Hawk L.L.C.'s Form S-4 Registration Statement, filed with the Securities and Exchange Commission, Registration No. 333-38093.

GENERAL

The Company's results of operations for the three fiscal months ended January 25, 1998 and January 31, 1997 reflect the consolidated operations of all of the Company's subsidiaries, including Isle of Capri Casino in Biloxi, Mississippi (the "Isle-Biloxi"), Isle of Capri Casino in Vicksburg, Mississippi (the "Isle-Vicksburg"), Isle of Capri Casino in Bossier City, Louisiana (the "Isle-Bossier City"), Isle of Capri Casino in Lake Charles, Louisiana (the "Isle-Lake Charles"), Pompano Park, Inc. ("PPI") and the Isle-Black Hawk. The LRGP Acquisition, consummated August 6, 1996, gave the Company 100% ownership in the Isle-Bossier City and the Isle-Lake Charles, allowing the Company to consolidate their results of operations beginning in the quarter ended October 31, 1996. Previously, the Company reported its interests in the Isle-Bossier City and the Isle-Lake Charles using the equity method of accounting. The Company believes that its results of operations for the nine fiscal months ended January 25, 1998 are not readily comparable to the results of operations for the nine months ended January 31, 1997 primarily because of the consolidation of the results of operations of the Isle-Bossier City and the Isle-Lake Charles. Furthermore, the historical results of operations reflect the Isle-Lake Charles as a single riverboat operation. The Isle-Lake Charles has operated two riverboats since July 12, 1996 as a result of the GPRI Acquisition. The three months ended October 31, 1996 was the first full quarter of operating results for GPRI. Because of the lack of comparable information on a consolidated basis, for the nine fiscal months ended January 25, 1998, the following discussion, related to this period, will focus on certain events and trends that affected the Company's consolidated operations during this period and comparable data on a location basis. The following discussion related to the period for the three fiscal months ended January 25, 1998 will be compared with the three month period ending January 31, 1997.

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

RESULTS OF OPERATIONS

Three Fiscal Months Ended January 25, 1998 - Consolidated Company

Total revenue for the quarter ended January 25, 1998 was $105.8 million which included $93.1 million of casino revenue, $1.9 million of rooms revenue, $6.0 of pari-mutuel commissions, and $4.8 million of food, beverage and other revenue. Comparably, total revenue for the quarter ended January 31, 1997 was $109.8 million which included $95.8 million of casino revenue, $2.0 million of rooms revenue, $6.4 million of pari-mutuel commissions, and $5.6 million of food, beverage and other revenue. Casino revenue decreased as a result of increased competition in the Bossier City market, partially offset by increased revenues and market share in Lake Charles. Room revenue and food, beverage and other revenue have decreased as a result of the increased competition in the Company's markets and as a result of a shift to direct response marketing which has increased complimentaries. Revenue does not reflect the retail value of any complimentaries.

Casino operating expenses for the quarter ended January 25, 1998 totaled $20.5 million, or 22% of casino revenue versus $17.9 million, or 19% of casino revenue for the three months ended January 31, 1997. These expenses were primarily comprised of salaries, wages and benefits, and other operating expenses of the
casinos.    Casino operating expenses have increased primarily as a result of increased complimentaries, resulting from the Company's shift to direct response marketing.

Operating expenses for the quarter ended January 25, 1998 also included room expenses of $0.6 million from the hotels at the Isle-Biloxi (the "Isle-Biloxi Hotel"), the Isle-Bossier City (the "Isle-Bossier City Hotel") and the Isle-Lake Charles (the "Inn at the Isle"). Comparably, operating expenses for the three months ended January 31, 1997 included $0.4 million of room expenses from the hotels at the Isle-Biloxi and the Isle-Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased as a result of the addition of the Inn at the Isle, which opened in September, 1997.

State and local gaming taxes paid in Mississippi and Louisiana totaled $19.5 million for the quarter ended January 25, 1998 versus $18.6 million for the three months ended January 31, 1997. The increase relates to additional payments for minimum local tax guarantees at the Isle-Lake Charles, but otherwise is consistent with each state's applicable gaming tax rate.

Food, beverage and other expenses totaled $2.3 million for the quarter ended January 25, 1998 versus $3.1 million for the quarter ended January 31, 1997. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments. Food, beverage and other expenses have decreased as a result of management's expense reduction efforts and increased complimentaries, the cost of which are reclassified as Casino expense, consistent with Securities Exchange Commission requirements.

Marine and facilities expenses totaled $6.0 million for the three fiscal months ended January 25, 1998 versus $5.3 million for the quarter ended January 31, 1997. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the maturity of the Company's vessels and facilities.

Marketing and administrative expenses totaled $31.8 million for the quarter ended January 25, 1998 versus $38.9 million for the quarter ended January 31, 1997. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have decreased as a result of the Company's shift to direct response marketing and management's expense reduction efforts.

Depreciation and amortization expense was $8.4 million for the quarter ended January 25, 1998, and $7.7 million for the quarter ended January 31, 1997.
These expenses relate to property and equipment, berthing and concession rights, and intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets.

Interest expense was $12.1 million for the quarter ended January 25, 1998, net of capitalized interest of $.7 million and interest income of $1.0 million, versus $11.5 million for the quarter ended January 31, 1997, net of interest income of $1.0 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP. The increase in interest expense was due primarily to the Isle of Capri Black Hawk L.L.C.

The Company's effective tax rate for the quarter was approximately 57%, primarily due to non-deductible goodwill amortization.

The Company had net income of $0.3 million for the quarter ended January 25, 1998, which includes a $0.5 million charge related to the Company's share of net interest expense at the Isle of Capri Black Hawk L.L.C. This compares to a net income of $0.8 million in the comparable quarter in fiscal 1997.

Three Fiscal Months Ended January 25, 1998, Compared to Three Months Ended January 31, 1997-By Casino Location

Isle-Biloxi
-----------
For the quarter ended January 25, 1998, the Isle-Biloxi had total revenue of $20.9 million of which $18.4 million was casino revenue, compared to total revenue of $21.3 million of which $18.3 million was casino revenue for the quarter ended January 31, 1997. The decrease in total revenue relates to the Company's direct response marketing efforts, resulting in increased complimentaries, the value for which is not reflected in revenues. Relatedly, casino revenues have increased slightly. Operating income for the three fiscal months ended January 25, 1998 totaled $2.4 million or 11% of total revenues compared to $3.3 million or 15% of total revenues for the three months ended January 31, 1997. Decreased operating income margin is due primarily to low table hold related to a few players and increased marketing expenditures.

Isle-Vicksburg
--------------
For the quarter ended January 25, 1998, the Isle-Vicksburg had total revenue of $11.8 million of which $11.4 million was casino revenue, compared to total revenue of $12.3 million of which $11.8 million was casino revenue for the quarter ended January 31, 1997. The decrease in revenue relates primarily to the impact of increased competition and the overall weakness of the Vicksburg market. Operating income for the three fiscal months ended January 25, 1998 totaled $2.5 million or 21% of total revenue compared to $2.0 million or 16% of total revenues for the three months ended January 31, 1997.

Increased operating income margin is due primarily to reductions in operating expenses combined with a shift to direct response marketing.

Isle-Bossier City
-----------------
For the quarter ended January 25, 1998, the Isle-Bossier City had total revenue of $29.6 million of which $28.3 million was casino revenue, compared to total revenue of $35.5 million of which $33.9 million was casino revenue for the quarter ended January 31, 1997. The decrease in revenue relates primarily to the addition of a new competitor in the market and the impact of increased promotional activities by competitors in the market. Operating income for the three fiscal months ended January 25, 1998 totaled $5.6 million or 19% of total revenue compared to $4.9 million or 14% of total revenue for the three months ended January 31, 1997. Increased operating income margin is due primarily to a reduction in operating expenses combined with a shift to direct response marketing and the favorable resolution of disputed tax claims.

Isle-Lake Charles
-----------------
For the quarter ended January 25, 1998, the Isle-Lake Charles had total revenue of $36.2 million of which $34.8 million was casino revenue, compared to total revenue of $32.6 million of which $31.7 million was casino revenue for the quarter ended January 31, 1997. Operating income for the three months ended January 25, 1998 totaled $4.7 million or 13% of total revenue compared to operating income of $5.9 million or 18% of total revenue for the three months ended January 31, 1997. The increase in revenue has resulted from increased use of the casino's player database, the increased utilization of the Isle-Lake Charles' entertainment center and the opening of its 241-room Inn at the Isle in September 1997. The decrease in operating income relates to low table hold and payments related to minimum local tax guarantees.

Nine Months Ended January 25, 1998 - Consolidated Company

Total revenue for the nine months ended January 25, 1998 was $323.8 million which included $288.0 million of casino revenue, $6.7 million of rooms revenue, $14.4 million of pari-mutuel commissions, and $14.7 million of food, beverage and other revenue. Revenues do not reflect the retail value of any complimentaries.

Casino operating expenses for the nine-month period totaled $58.4 million, or 20% of casino revenue versus $46.1 million, or 20% of casino revenue for the nine months ended January 31, 1997. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casinos.

Operating expenses for the nine-month period also included room expenses of $2.3 million from the hotels at the Isle-Biloxi, the Isle-Bossier City and the Isle-Lake Charles. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

State and local gaming taxes paid in Mississippi and Louisiana totaled $58.4 million for the nine-month period ended January 25, 1998, which is substantially consistent with the gaming tax rate for previous periods.

Food and beverage expenses totaled $9.7 million for the nine-month period ended January 25, 1998. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments.

Marine and facilities expenses totaled $17.9 million for the nine-month period ended January 25, 1998 and include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

Marketing and administrative expenses totaled $99.2 million for the nine-month period ended January 25, 1998. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation and amortization expense was $24.8 million for the nine-month period. These expenses relate to property and equipment, berthing and concession rights, and intangible assets.

Nine Months Ended January 25, 1998, Compared to Nine Months Ended January 31, 1997 - By Casino Location

Isle-Biloxi
-----------
For the nine months ended January 25, 1998, the Isle-Biloxi had total revenue of $68.4 million of which $58.7 million was casino revenue, compared to total revenue of $67.3 million of which $56.4 million was casino revenue for the nine months ended January 31, 1997. The increase in revenue relates to increased casino traffic, resulting from improved database customer utilization of its 367-room hotel. Operating income for the nine fiscal months ended January 25, 1998 totaled $11.4 million or 17% of total revenue compared to $11.3 million or 17% of total revenue for the nine months ended January 31, 1997.

Isle-Vicksburg
--------------
For the nine months ended January 25, 1998, the Isle-Vicksburg had total revenue of $37.2 million of which $35.7 million was casino revenue, compared to total revenue of $40.5 million of which $38.6 million was casino revenue for the nine months ended January 31, 1997. Operating income for the nine months ended January 25, 1998 totaled $7.4 million or 20% of total revenue compared to $5.8 million or 14% of total revenue for the nine months ended January 31, 1997. The decrease in revenue relates primarily to the impact of increased competition and the overall weakness of the market. The increase in operating income is a result of expense reduction combined with a shift to direct response marketing.

Isle-Bossier City
-----------------
For the nine months ended January 25, 1998, the Isle-Bossier City had total revenue of $94.5 million of which $89.9 million was casino revenue, compared to total revenue of $111.7 million of which $105.2 million was casino revenue for the nine months ended January 31, 1997. Operating income for the nine months ended January 25, 1998 totaled $18.2 million or 19% of total revenue compared to $18.5 million or 17% of total revenue for the nine months ended January 31, 1997. The decrease in revenue and operating income relates primarily to the addition of a new competitor in the market in October, 1996, resulting in increased promotional activities by the Isle-Bossier City and its competitors in the market. However, the Isle-Bossier City's operating income margin has increased as a result of expense reductions combined with a shift to direct response marketing.

Isle-Lake Charles
-----------------
For the nine months ended January 25, 1998, the Isle-Lake Charles had total revenue of $106.6 million of which $103.4 million was casino revenue, compared to total revenue of $94.4 million of which $91.4 million was casino revenue for the nine months ended January 31, 1997. The increase in revenue relates to the commencement of a two-boat operation on July 12, 1996, improved usage of the casino's player database, the increased utilization of the Isle-Lake Charles' entertainment center and the opening of its 241-room "Inn at the Isle" in September 1997. Operating income for the nine months ended January 25, 1998 totaled $15.9 million or 15% of total revenue compared to operating income of $10.2 million or 11% of total revenue for the nine months ended January 31, 1997. The operating performance at the Isle-Lake Charles has been positively impacted by the addition of the second riverboat casino, the "Inn at the Isle", direct response marketing and a reduction in operating expenses.

Liquidity and Capital Resources

At January 25, 1998, the Company had cash and cash equivalents of $47.6 million compared to $51.8 million at April 27, 1997. The decrease in cash is primarily a result of the Company's capital expenditures. During the nine-month period ended January 25, 1998, the Company's operating activities provided $49.0 million of cash compared to $0.8 million of cash used in operating activities in the first nine months of fiscal 1997.

The Company invested $44.1 million in property and equipment in the first nine months of fiscal 1998, primarily for the construction of its 241-room hotel at the Isle-Lake Charles which commenced operation in September, 1997, and for the development of the Isle-Black Hawk, which is currently under construction and scheduled to open in late 1998 or early 1999. Additionally, capital expenditures were made in connection with the completion of the remodeling of the pavilion and the addition of Farraddays' restaurant at the Isle-Bossier City, which opened in July 1997, the addition of Farraddays' restaurant at the Isle-Lake Charles, which opened in September 1997, and the addition of Farraddays' restaurants at the Isle-Biloxi and Isle-Vicksburg, which opened December, 1997. The Company has also incurred capital expenditures related to the planned development of a 305-room all suite hotel at the Isle-Bossier City. The all suite hotel at the Isle-Bossier City is expected to open in early 1999.

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

On August 20, 1997, Isle of Capri Black Hawk L.L.C., a joint venture of which the Company owns 60%, issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the Company. Interest is payable semiannually on each February 28 and August 31, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount equal to 5% of the Company's Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest is payable prior to commencement of operations and may be deferred under certain circumstances. The net proceeds of the issuance are being used to fund the development of the Isle of Capri casino entertainment complex in Black Hawk, Colorado. Interest payments due on February 28, 1998, August 31, 1998 and February 28, 1999 have been placed in escrow at the discounted amount. Additionally, the Company has provided a completion capital commitment of up to $5.0 million, which is required to be paid if the facility has not commenced operations by April 1, 1999.

An important component of the Company's operating strategy will be to develop, open and operate, either directly, through a hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company has secured financing for the development of a 305-room all suite hotel at the Isle-Bossier City. Construction of this hotel facility began on January 29, 1998, and the hotel is expected to open early 1999. The Company is currently seeking financing and/or a joint venture partner for a second hotel at the Isle-Lake Charles. The Company anticipates that its principal near-term capital requirements will relate to the additional investment in the hotel project adjacent to the Isle-Bossier City.

The Company is not presently committed to making any significant capital expenditures or investment in a new gaming market, other than discussed above. However, the Company is considering constructing a hotel at the Isle-Vicksburg, as well as possibly developing additional lodging facilities at the Isle-Lake Charles. The Company may, in the future, also consider making certain capital improvements to its land-based facility, including the development of additional lodging facilities, and expanding its casino square footage at the Isle-Biloxi. The Company believes that enhancements to its non-gaming amenities at all facilities will be important to operations at those facilities. In addition, the Company may consider making investments in jurisdictions where gaming is presently permitted and in jurisdictions where gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

The Company expects that available cash and cash from future operations will be adequate to fund planned capital expenditures, debt service and working capital
requirements.   However, no assurance can be given that the Company will have sufficient capital resources to make all of the planned capital expenditures described above or such capital investments that may be necessary to remain competitive in the Company's markets. In addition, the Indenture governing the Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness and to make certain investments. The Company is highly leveraged and, as a result, may be unable to obtain additional debt or equity financing on terms acceptable to the Company. As a result, limitations on the Company's capital resources could delay certain plans with respect to capital improvements at the Company's existing properties. Furthermore, the Company will continue to evaluate its planned capital expenditures at each location in light of the operating performance of the respective facilities at such locations.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

          A subsidiary of the Company has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators (the "Gaming Industry Defendants"), in a consolidated class action lawsuit pending in Las Vegas, Nevada. The suit alleges that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The actions are in the early stages of discovery and preliminary motions. The Company is unable at this time to determine what effect, if any, the suit would have on its financial position or results of operations. However, the Defendants are committed to vigorously defend all claims asserted in the consolidated action.

          LRGP has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge has been denied at the state trial court level, however, the Company has appealed the decision. If the ruling is upheld, the Company would have to pay the Bossier Parish Police Jury approximately $2,723,000 as of January 25, 1998, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at LRGP. This liability has been fully recorded.

          LRGP has been named as a defendant in a lawsuit entitled Bossier Parish School Board v. City of Bossier, et. al. which was filed in the Twenty-Sixth Judicial District Court, Parish of Bossier, Louisiana, on August 26, 1997, and which seeks to nullify a contract to which LRGP is a party. Pursuant to the contract, LRGP pays a fixed amount plus a percent of revenue to various local governmental entities, including the City of Bossier (the "City") and the Bossier Parish School Board (the "School Board"), in lieu of payment of a boarding fee per passenger. The School Board also seeks to have the City pay the School Board fifteen (15%) percent of all revenues derived by the City to date, less any previous payments. The lawsuit is in the early stages, and the Company is unable to make any prediction on the outcome at this time. However, the School Board has filed a motion for summary judgment in which it appears to abandon its assertion that the entire contract should be set aside, and in which it requests that the court find as a matter of law that the City be obligated to pay the School Board 15% of the funds collected under the contract. Responses to the motion for summary judgment have not been filed. The Company intends to vigorously defend the action.

          In a complaint filed on February 23, 1998, Riverboat Corporation of Mississippi - Vicksburg, which operates the Isle-Vicksburg, was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The plaintiff alleges that the defendants entered into an agreement, the effect of which was to improperly restrain trade and hinder competition in the gaming business by conducting a campaign in opposition to a gaming application for a site adjacent to property owned by the Plaintiff (the "Proposed Project"). The plaintiff further alleges that the defendants conspired for the purpose of injuring the property rights of the plaintiff. On February 27, 1998, an Amended Complaint was filed reasserting the claims set forth in the original complaint and adding similar claims by additional plaintiffs who allegedly had equity interests in the Proposed Project. The Plaintiffs seek compensatory and punitive damages in the amount of $238 million from the defendants. The Company denies the allegations contained in the Complaint and Amended Complaint and intends to vigorously defend all claims and allegations in the action.

          The Company and its Chairman, Bernard Goldstein, were named as defendants in a lawsuit entitled "Martin B. Greenberg v. Casino America, Inc. and Bernard Goldstein, individually," which was filed on January 23, 1997 in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. The lawsuit alleges that the Company purportedly breached a contract of employment between Mr. Greenberg and the Company concerning Mr. Greenberg's employment as Chairman of the Board of the Company's Pompano Park subsidiary. On or about January 7, 1998, the Company has settled the suit within amounts previously reserved.

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

     B.  Reports on Form 8-K
         -------------------

          During the third quarter ended January 25, 1998, the Company filed the following reports on Form 8-K for the following dates:

          None

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CASINO AMERICA, INC.



Dated: MARCH 11, 1998         By:/s/ Rexford A. Yeisley
                                 -----------------------------------
                                  Rexford A. Yeisley
                                  Chief Financial Officer & Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer
                                  and Accounting Officer)

                                 INDEX TO EXHIBITS




EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------

     27                               Financial Data Schedule