Form 10-K405
period 1998-04-26
CASINO AMERICA INC
filed 1998-07-24
CIK 863015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED APRIL 26, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                        TO


                        COMMISSION FILE NUMBER 0-20538

                               ----------------

                             CASINO AMERICA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                 41-1659606
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)



   711 WASHINGTON LOOP, BILOXI, MISSISSIPPI               39530
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


Registrant's telephone number, including area code: (228) 436-7000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, $.01 PAR VALUE PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting and non-voting stock held by non-affiliates/1/ of the Company is $68,328,098.16, based on the last reported sale price of $3.56 per share on July 17, 1998 on the Nasdaq National Market, multiplied by 19,193,286 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.
  As of July 17, 1998, the Company had a total of 23,568,562 shares of Common Stock outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE:

                                                            PART OF FORM
                                                             10-K INTO
                                                               WHICH
                         DOCUMENT                           INCORPORATED
                         --------                           ------------
Casino America's Definitive Proxy Statement for its Annual
 Meeting of Stockholders to be held September 25, 1998        Part III

--------
(1) Affiliates for the purpose of this item refer to the directors, executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of these individual stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I....................................................................   1
  ITEM 1. BUSINESS........................................................   1
  ITEM 2. PROPERTIES......................................................  24
  ITEM 3. LEGAL PROCEEDINGS...............................................  26
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  27
PART II...................................................................  28
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S
          MATTERS.........................................................  28
  ITEM 6. SELECTED FINANCIAL DATA.........................................  29
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................  29
  ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................  39
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................  64
PART III..................................................................  64
  ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  64
  ITEM 11. EXECUTIVE COMPENSATION.........................................  64
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  64
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  64
PART IV...................................................................  64
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K............................................................  64
SIGNATURES................................................................  65

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Casino America, Inc. (the "Company") is a leading developer, owner and operator of dockside and riverboat casinos and related facilities in the United States. The Company owns 100% of, and operates, five dockside or riverboat casinos operating from four facilities. All of the Company's casino properties are based on a tropical island theme and operate under the "Isle of Capri Casino" name. The Company owns and operates a dockside casino and hotel in Biloxi, Mississippi (the "Isle-Biloxi"), a dockside casino and recreational vehicle park in Vicksburg, Mississippi (the "Isle-Vicksburg"), a dockside riverboat casino and hotel in Bossier City, Louisiana (the "Isle-Bossier City"), and two riverboat casinos operating from a single facility, together with a hotel, on a site approximately one mile from Lake Charles, Louisiana (the "Isle-Lake Charles"). In August 1996, the Company consolidated its ownership interest in the Isle-Bossier City and the Isle-Lake Charles and expanded its operations at the Isle-Lake Charles by adding a second riverboat casino. The Company also owns and operates Pompano Park, a harness racing track in Pompano Beach, Florida, midway between Miami and West Palm Beach off of Interstate 95. Recently, the Company began operating a cruise ship, with onboard casino gaming, from the port of New Orleans, though a joint venture with Commodore Holdings Limited ("Capri Cruises"). Additionally, the Company is currently developing a casino entertainment facility in Black Hawk, Colorado (the "Isle-Black Hawk") through a limited liability company, in which the Company owns a 60% equity interest. The Isle-Black Hawk is expected to open in late 1998 or early 1999.

HISTORY AND ORGANIZATION

  The Company was incorporated in Delaware in February 1990 under the name of Kana Corporation, and as part of a 1992 reorganization, the Company's name was changed to Casino America, Inc. Each of the Company's facilities is owned and operated by separate wholly-owned facilities. Riverboat Corporation of Mississippi ("RCM") owns and operates the Isle-Biloxi; Riverboat Corporation of Mississippi-Vicksburg currently owns and operates the Isle-Vicksburg; Louisiana Riverboat Gaming Partnership ("LRGP"), a general partnership of which wholly-owned subsidiaries of the Company are the sole partners, owns and operates the Isle-Bossier City; and St. Charles Gaming Company, Inc. ("SCGC"), and Grand Palais Riverboat, Inc. ("GPRI") each own a riverboat casino and operate jointly at the Isle-Lake Charles.

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

  The Company has historically identified and entered new gaming markets which it believes provide attractive long-term opportunities, sometimes entering those markets with the assistance of a joint venture partner. The Company has consolidated its ownership interests in its existing facilities and anticipates that most of its near-term focus will be on expanding those facilities and pursuing other development opportunities. The Company is adding hotels at the Isle-Bossier City and the Isle-Vicksburg in order to compete effectively in its markets and provide customers with a complete resort experience designed to increase a customer's length of stay at and use of the Company's facilities. The Company also expects to continue reviewing gaming opportunities in new markets on the basis of demographic, regulatory, competitive and other factors. The Company's strategy of making investments through joint ventures may be implemented in connection with the development of its existing properties and the entry into new gaming markets if the Company believes that such a strategy is appropriate, and if it is able to identify suitable joint venture partners which provide supplemental expertise and resources. In that regard, the Company has formed a limited liability company, Isle of Capri Black Hawk L.L.C. ("ICBH"), with Nevada Gold & Casinos, Inc. for the development of a casino facility in Black Hawk, Colorado. ICBH is developing the Isle-Black Hawk, expected to contain approximately 1,100 slot machines, up to 24 blackjack and poker tables, restaurants, a parking garage containing approximately 1,000 spaces and other related amenities which is scheduled to open in late 1998 or early 1999. The Company owns 60% of ICBH and has entered into an agreement to manage the Isle-Black Hawk for a fee. In addition, the Company has formed a joint venture with Commodore Holdings Ltd. to operate a cruise ship, with onboard casino gaming, out of the Port of New Orleans that began operating on June 5, 1998. The Company owns 50% of the joint venture, which currently offers 2 and 5 night cruises that can accommodate up to 550 passengers.

MARKETING

  The Company attracts customers to its casinos by designing and implementing marketing strategies and promotions that emphasize their tropical island theme and promote repeat visitation and customer loyalty. For example, the Company offers membership in its Island Gold Players Club to its customers and "V.I.P." services to higher wagering and repeat gaming patrons. The Island Gold Players Club is a promotional activity in which members accumulate points that can be exchanged for benefits such as casino cash tokens, prizes and complimentary services. In addition, Island Gold Players Club members receive tournament priority and monthly newsletters and a daily "free pull" on a slot machine offering awards up to $100,000. Further, the Company uses the Island Gold Players Club to track patron slot play and develop a customer database, which the Company utilizes in its marketing programs. As of April 26, 1998, the Company had enrolled approximately 2.5 million members in the Island Gold Players Club.

  The Company intends to emphasize food and entertainment amenities to enhance its customer-friendly atmosphere with a view toward attracting repeat customers. In that regard, the Company developed Farraddays', a branded restaurant featuring steak and seafood and offering upscale dining in a casual, nautical setting designed to promote an atmosphere of exploration and adventure. During fiscal 1998, the Company opened a Farraddays' at each of its casino properties. In addition, during fiscal 1998, the Company opened a 241-room hotel at the Isle-Lake Charles which has enabled the Company to offer overnight accommodations to its patrons. The Company is currently constructing a 305-room all-suite hotel at the Isle-Bossier City which is scheduled to open in the spring of 1999. The Company has also enhanced the Isle-Vicksburg's non-gaming amenities by expanding an outdoor entertainment area located at the edge of the Mississippi River and currently has under construction, a 124-room hotel, adjacent to its casino, which is scheduled to open by the end of 1998. The location of the entertainment area is such that it offers an exceptional view of the river and enables the Isle-Vicksburg to offer live performances by entertainers as well as other events.

  To encourage group sales, the Company utilizes bus programs, corporate and hotel sales programs and golf package programs with hotels and golf courses located near its casinos. The Isle-Biloxi's hotel is included in the Holiday Inn worldwide reservations system which the Company believes provides the hotel with significant marketing benefits.

  The Company has increased its reliance on database marketing in order to best identify the segments of the population that are most likely to be attracted to the Company's entertainment facilities. Database marketing helps the Company to identify those customers and potential customers that are most likely to be attracted by the Company's emphasis on slot machine play. The Company also places significant emphasis on attracting local residents and seeks to maintain a strong local identity in each market in which it operates by staging and supporting special events. The Company further enhances its facilities' appeal to local patrons by encouraging enrollment in the Island Gold Players Club and offering its members attractive amenities.

  The Company uses television, radio, outdoor and print media to promote its services and to achieve greater name recognition. To further enhance the Isle of Capri Casino tropical theme, the Company engaged a well-known actor to narrate the Company's television and radio advertisements.

CURRENT OPERATIONS

 The Isle-Bossier City

  The Isle-Bossier City, which commenced operations on May 20, 1994, is one of four licensed gaming facilities currently operating in the Shreveport/Bossier City market, the closest gaming market to the Dallas/Ft. Worth, Texas metropolitan area. The Isle-Bossier City is located on a 38-acre site along the Red River approximately 1/4 mile from the Isle of Capri Boulevard exit off Interstate 20. The Isle-Bossier City consists of a dockside riverboat casino, a land-based entertainment and support pavilion and parking on-site for 1,200 cars, of which 940 are accommodated in an attached parking garage. Additional overflow parking is available nearby on weekends. The Isle-Bossier City features the Company's festive tropical island theme throughout the facility. The features of the land-based pavilion include towering palm trees, exotic rock formations and a waterfall. The riverboat also features a tropical decor, including signage and lighting fixtures. To enhance the tropical island experience, patrons are served by friendly, attentive support staff dressed in tropical attire.

  The riverboat offers approximately 30,000 square feet of gaming space on three levels with 1,058 slot machines and 52 table games and video poker bars. The approximately 72,200 square-foot land-based pavilion offers a variety of non-gaming amenities, including three restaurants, a gift shop, an entertainment lounge area, a large nine-screen television wall featuring sporting events, an Island Gold Players Club Booth and administrative offices. During fiscal 1998, the Company spent approximately $2.9 million on improvements at the pavilion which included the expansion of existing restaurant and entertainment facilities, the addition of a new water feature and the addition of Farraddays', a 107-seat, nautically themed restaurant, developed by the Company. In addition to Farraddays', restaurant offerings at the Isle-Bossier City include Calypso's, a 352-seat buffet style restaurant, and Tradewinds, a 40-seat delicatessen and fast food outlet. Live entertainment is featured in the Caribbean Cove Showroom, an entertainment facility which can accommodate up to 500 guests. The Company broke ground on a new all-suite hotel during fiscal 1998, which will feature 305 rooms and is scheduled to open in the spring of 1999.

  The Isle-Bossier City is readily accessible from an exit off Interstate 20 onto Isle of Capri Boulevard, a four-lane road leading directly to the entrance of the facility. Approaching the Isle-Bossier City, customers enter a multi-lane porte cochere providing convenient access to free valet parking, an attached parking garage or surface parking lots.

  The Shreveport/Bossier City market is among the leading riverboat gaming markets in the United States. The Company believes that the Isle-Bossier City attracts customers from three primary groups: (a) local residents; (b) residents of northeastern Texas; and (c) residents of the Dallas/Ft. Worth metropolitan area which has a population of approximately 4.5 million and is located approximately 180 miles west on Interstate 20. Approximately 400,000 and 900,000 people live within 50 and 100 miles, respectively, of the Isle-Bossier City.

  The Isle-Bossier City is one of four facilities currently operating in the Shreveport/Bossier City market, all of which opened between April, 1994 and October, 1996. Overall, there is currently an aggregate of approximately 118,000 square feet of casino floor space in use in the Shreveport/Bossier City market.

  The Company owns and operates the 234-room Isle of Capri Hotel, located approximately 2.5 miles east of the Isle-Bossier City on Interstate 20, from which the Company offers shuttle service to the Isle-Bossier City.

  The Shreveport/Bossier City hotel market consists of approximately 5,350 hotel/motel rooms. Hotel occupancy during 1993, prior to the introduction of gaming, averaged approximately 43.1%. During 1994, occupancy rates rose to approximately 70.2% with the heaviest demand during the peak summer months. During 1995 and 1996, occupancy has remained constant at 72.5%. During 1997, hotel occupancy rates fell slightly to 72%. During fiscal 1998, one of the Isle-Bossier City's competitors opened a 606-room all-suite hotel, and several of the area's hotels have incorporated upgrades to their facilities due to the increasing demand for quality, overnight accommodations. The Company believes the demand for quality overnight accommodations will increase, and with the addition of the all-suite hotel which is under construction, the Company believes that the Isle-Bossier City will be well positioned to take advantage of this demand.

 The Isle-Lake Charles

  The Isle-Lake Charles, which commenced operations on July 29, 1995, is one of two riverboat gaming facilities (each comprised of two licensed riverboats) in the Lake Charles, Louisiana market and one of three gaming facilities in southwest Louisiana (a land-based Indian-owned casino is located in Kinder, Louisiana 35 miles northeast of Lake Charles). On July 12, 1996, the Isle-Lake Charles began operating its second riverboat casino, the Grand Palais, which became the fourth licensed riverboat casino in the Lake Charles market. Lake Charles is currently the closest casino gaming market to Houston, Texas, a metropolitan area with a population of approximately 4.2 million located approximately 145 miles west on Interstate 10. The Isle-Lake Charles is located on a 16-acre site along the Calcasieu River adjacent to Interstate 10 in Calcasieu Parish, one mile from the City of Lake Charles. The Isle-Lake Charles commenced operations in July of 1995 with an approximately 27,500 square-foot riverboat casino which presently contains approximately 24,700 square feet of gaming space with 892 slot machines and 44 table games on three levels. A fourth level of that riverboat contains approximately 9,000 square feet of entertainment space. The Grand Palais consists of an approximately 41,700 square foot riverboat casino containing approximately 24,200 square feet of gaming space with 946 slot machines and 49 table games on two levels. The Grand Palais offers a large bar and foyer when customers enter the boat and a spacious third level where the Company may provide a variety of non-gaming and entertainment amenities.

  The Isle-Lake Charles also includes a $30 million, 105,000 square foot land-based pavilion. The pavilion is based on a tropical theme, including rock formations, waterfalls, water arches with jets of water shooting up to 30 feet in the air, ponds with porcelain sea life and flower beds landscaped in the shape of playing card suits. The pavilion provides panoramic views of the lake and the city of Lake Charles with separate entrances to each of the riverboats. In addition, the lighted rooftop rotunda is topped by the Isle of Capri parrot, reaching approximately 145 feet above the ground and visible from the interstate.

  The pavilion offers a wide variety of non-gaming amenities, including Calypso's, a 489-seat buffet style restaurant; Tradewinds grill and restaurant and Caribbean Cove, which share 220 seats in the pavilion and feature a free, live Caribbean-themed revue entitled "Island Fever"; the Tropics bar; the Banana Cabana gift shop; the Island Gold Players Club booth and the Farraddays' restaurant. The pavilion includes a 14,000 square foot activity center, which seats up to 1,100, designed for special events, including live boxing, televised pay-per-view events, concerts, banquets and also includes meeting facilities and administrative offices. The Isle-Lake Charles provides free valet parking or free self-parking for more than 2,000 vehicles, including approximately 1,400 spaces in an attached parking garage from which patrons can access the pavilion by elevator.

  The Inn at the Isle, a 241-room hotel, opened in September, 1997 at the Isle-Lake Charles enabling the Company to offer on-site accommodations to its patrons. In addition to the Inn at the Isle, a Farraddays' opened at the Isle-Lake Charles in September 1997, offering patrons a fine-dining alternative. The expansion of the Isle-Lake Charles' land-based non-gaming amenities is intended to attract Texas patrons previously drawn to similar amenities at the land-based casino in Kinder.

  The Company believes that the Isle-Lake Charles attracts customers from three primary groups: (a) residents of southeast Texas, particularly from the Houston metropolitan area which has a population of approximately 4.2 million people, and is located 145 miles to the west on Interstate 10, and the population centers of Beaumont, Galveston, Orange and Port Arthur, Texas; (b) local area residents; and (c) tourists. Approximately 480,000 and 1.6 million people live within 50 and 100 miles, respectively, of the Isle-Lake Charles. Like the Isle-Bossier City, a significant portion of the business of the Isle-Lake Charles is and will continue to be derived from residents of Texas, where casino gaming has not been legalized. See "Regulatory Matters."

  The Isle-Lake Charles was the second gaming facility to enter the Lake Charles, Louisiana market and the third gaming facility to enter the southwest Louisiana market. Two riverboats, containing an aggregate of approximately 55,000 square feet of casino floor space, are currently operated by Players International from a single location in the City of Lake Charles approximately two miles from the site of the Isle-Lake Charles. In addition, a land-based, Indian-owned casino opened in January 1995 in Kinder, Louisiana, approximately 35 miles northeast of the site of the Isle-Lake Charles. Management believes that the Isle-Lake Charles has several competitive advantages in the Lake Charles gaming market. The Isle-Lake Charles, with its location at the western end of the Lake Charles gaming market, is the first gaming facility reached by patrons arriving from the west, including Texas. The Company believes that the Inn at the Isle enables the Company to attract patrons from Texas, and more effectively compete in the Lake Charles market. Moreover, management believes that its convenient, free on-site parking facilities further enhance the advantages of the Isle-Lake Charles' location. The Company believes that the addition of the Grand Palais to the site of the Isle-Lake Charles has enabled the Company to more effectively compete with the existing two-boat operation in Lake Charles and the land-based casino in Kinder. In addition, although land-based casinos are generally preferred by gaming customers to riverboat casinos (because of, among other things, the requirement of cruising), the two-boat operation at the Isle-Lake Charles provides at least one boat at dockside at all times. Moreover, the land-based casino in Kinder requires a total of approximately 70 miles more per round trip for patrons from Texas.

 The Isle-Biloxi

  The Isle-Biloxi, which commenced operations on August 1, 1992, was the first gaming facility to open in Mississippi. The Isle-Biloxi currently consists of a 50,000 square-foot dockside casino containing 32,500 square feet of gaming space with 1,207 slot machines and 40 table games on two levels, an adjacent land-based pavilion, a 367-room hotel and on-site parking for more than 1,100 vehicles. The Company has continuously expanded and upgraded the Isle-Biloxi in order to enhance its long-term competitive position in the Mississippi Gulf Coast market. The major components of the expansion and upgrading have been the addition of a 367-room, 15-story hotel tower and a 32,000 square-foot land-based pavilion providing a variety of non-gaming amenities and enhancements to the casino. The improvements, which were completed during fiscal 1996, focused on the transformation of the Isle-Biloxi into a more customer-friendly resort destination that the Company believes has resulted in a significant increase in the number of its casino visitors. The enhancement of the island-themed decor in the casino and the themed amenities are designed to further increase identification of the Isle of Capri Casino brand name and distinguish the Isle-Biloxi from its competitors, most of which offer a distinctive theme in the Mississippi Gulf Coast market.

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

  The 32,000 square-foot, 50-foot high atrium-style pavilion offers a wide variety of non-gaming amenities. The pavilion features three dining facilities: Calypso's, a 280-seat buffet style restaurant; Tradewinds Grill, where visitors can enjoy a "Cheeseburger in Paradise," and Caribbean Cove, which together share 88 seats; and the new fine-dining facility, Farraddays'. Calypso's and Farraddays' provide panoramic views of the Gulf of Mexico and Deer Island. The Caribbean Cove is an open-air lounge area located at the center of the pavilion, surrounded by a dramatic fountain and an entertainment stage, which offers seating for an additional 116 people. The pavilion's entertainment area features a Las Vegas-style revue, performances of which are scheduled several times daily. Musical performances by other groups and artists are also scheduled throughout the day. The pavilion also features a Banana Cabana gift shop and a lounge area designed to provide a comfortable waiting area for bus patrons.

  The casino provides customers with the impression of a traditional land-based casino, rather than that of a floating casino. Guests approach the facility on a four-lane ramp divided by a series of cascading waterfalls featuring four sculptured dolphins and enter a four-lane porte cochere, which serves as the main valet parking and bus drop off area. The casino is also directly accessible through an entrance which is situated adjacent to the primary self-parking areas. The casino is highly visible and directly accessible from the pavilion and features 40-foot high ceilings and a dramatic waterfall to enhance the visual experience. Further enhancing the tropical ambiance, music from the pavilion's entertainment area, which features steel drums and Caribbean-oriented melodies, is audible throughout the casino.

  The Company believes that the Isle-Biloxi attracts customers from four primary groups: (a) local area residents; (b) Alabama, Florida and Georgia residents, primarily from along the Gulf Coast; (c) tourists; and (d) residents of southeastern Louisiana, including those from the New Orleans and Baton Rouge metropolitan areas. There are approximately 660,000 and 2.9 million people residing within 50 and 100 miles, respectively, of Biloxi and the Company believes that this population base has provided a significant portion of the Isle-Biloxi's business. Biloxi is the easternmost city on the Mississippi Gulf Coast where casino gaming is presently permitted. As a result, Biloxi is currently the closest gaming market to Mobile, Alabama, located approximately 45 miles east of Biloxi on Interstate 10. The Company believes that approximately 26% of the Isle-Biloxi's customer base is derived from Alabama, particularly the Mobile metropolitan area. The Mississippi Gulf Coast, with its 26 miles of white sand beaches and approximately 18 golf courses open to the public, is a major regional tourist destination which attracted approximately 19 million visitors in calendar 1997. The tourist season is heaviest from May to September, which the Company believes contributes to some seasonality in the Isle-Biloxi's business.

  At present, 11 gaming facilities (including the Isle-Biloxi), comprising approximately 587,000 square feet of casino floor space, are located along the Mississippi Gulf Coast. Eight facilities are located in Biloxi and collectively account for approximately 436,000 square feet of casino floor space. Two other facilities are located in Gulfport, approximately 10 miles west of Biloxi, and one is located in Bay St. Louis, approximately 30 miles west of Biloxi. Management believes that the location of the Isle-Biloxi affords it several significant competitive advantages. The Isle-Biloxi is located on Casino Row, a cluster of three casinos at the eastern end of U.S. Highway 90, affording visitors the convenience and visual impact of three gaming facilities located within walking distance. With its location at the eastern end of Biloxi, Casino Row is the first area reached by visitors from Alabama, Florida and Georgia. The facilities at the Isle-Biloxi allow it to more fully realize the benefits of its superior location. The Company believes that the Isle-Biloxi offers customers a resort destination, instead of a day-trip site, where customers can extend their use of the casino.

  A number of the Company's competitors in the Mississippi Gulf Coast have either purchased existing hotels in the area, are presently building, or have announced plans to build, additional hotels. The Mississippi Gulf Coast hotel market consists of approximately 9,500 hotel/motel rooms, with the greatest concentration located in Biloxi and Gulfport. More than 4,000 additional hotel/motel rooms have been proposed or are currently under construction in the Mississippi Gulf Coast market, including 1,800 rooms due to open in early 1999 at the site of the Beau Rivage, approximately two miles from the Isle-Biloxi, and 1,100 rooms at the Imperial Palace, approximately three miles from the Isle-Biloxi, of which approximately 500 rooms opened in early 1998. In addition, Casino Magic, located next door to the Isle-Biloxi, recently opened a 378-room hotel at its property, Grand Casinos opened a second, 500-room hotel at its Biloxi facility and is constructing a 600-room hotel at its Gulfport facility. Hotel occupancy is generally highest in the peak tourist months between May and September. In calendar 1997, hotel occupancy rates in the market averaged approximately 69%. Occupancy at the Isle-Biloxi since the opening of its hotel in August 1995 has averaged approximately 90%.

 The Isle-Vicksburg

  The Isle-Vicksburg, which commenced operations on August 9, 1993, was the first of four gaming facilities to open in the Vicksburg, Mississippi area. The Isle-Vicksburg is located on a site consisting of approximately 18 acres along the Mississippi River, approximately one mile north of Interstate 20. The Isle-Vicksburg currently consists of a 32,000 square-foot dockside casino, a 12,000 square-foot land-based pavilion containing a variety of non-gaming amenities and administrative offices. The Isle-Vicksburg provides on-site parking for 900 vehicles, and a 13-acre site located approximately 1/2 mile from the casino provides off-site parking for 200 vehicles and a 67-space recreational vehicle park.

  The land-based pavilion features Calypso's, a 240-seat buffet-style restaurant, the Tradewinds delicatessen, which includes seating for 60 people and live entertainment, and the new fine dining facility, Farraddays'. In addition, other amenities include a reception area, an Island Gold Club Players booth and a Banana Cabana gift shop. Patrons are provided easy access to the second level of the floating pavilion casino from the land-based pavilion by means of either escalator or a wide stairway which offers patrons panoramic views of the Mississippi River through a wall of windows. The floating pavilion casino provides a spacious and exciting gaming environment on two levels containing 801 slot machines and 33 table games, including a poker room with four tables. The casino features a tropical island theme and decor including exotic rock formations, cascading waterfalls, towering palm trees and tropical-themed slot machine signage and lighting fixtures, the Caribbean's Sports Bar and the High Roller Hut (with $5, $25 and $100 slots).

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

  The Company is currently constructing a 124-room hotel at the Isle-Vicksburg, which is expected to open by the end of 1998. The hotel will be located on the bank of the Mississippi River, adjacent to the casino, and will feature riverfront suites with balconies overlooking the river.

  The Company believes that the Isle-Vicksburg attracts customers from three primary groups: (a) local and area residents, primarily from Vicksburg and Jackson, Mississippi; (b) northeastern Louisiana residents; and (c) tourists. Vicksburg is approximately 45 miles west of Jackson, Mississippi, a metropolitan area with a population of approximately 420,000. The Isle-Vicksburg is directly accessible from Jackson on Interstate 20, and a significant portion of the Isle-Vicksburg's business comes from Jackson residents. Approximately 530,000 and 1.5 million people live within 50 and 100 miles, respectively, of the Isle-Vicksburg. Vicksburg, a river port city best known as the site of an historic Civil War battle and the home of the Vicksburg National Military Park and Cemetery, drew approximately 900,000 visitors in 1997.

  The Isle-Vicksburg is one of four gaming facilities currently operating an aggregate of approximately 105,000 square feet of casino floor space in the Vicksburg area. The three competitors of the Isle-Vicksburg, have hotels at or in close proximity to their casino facilities. The Isle-Vicksburg is the second largest casino in the Vicksburg area. Other regional casino competition includes one dockside gaming facility in Natchez, Mississippi (approximately 60 miles south of Vicksburg and 80 miles southwest of Jackson); three dockside gaming facilities in Greenville, Mississippi, (approximately 80 miles north of Vicksburg and 90 miles northwest of Jackson); and a land-based, Indian-owned casino near Philadelphia, Mississippi (approximately 115 miles northeast of Vicksburg and 70 miles northeast of Jackson). Management believes that the Isle-Vicksburg enjoys certain competitive advantages in the Vicksburg gaming market based on its convenient location. The Isle-Vicksburg is located approximately one mile from an exit off Interstate 20 which provides easy access from Jackson and the surrounding areas. Only one other competitor in Vicksburg is located closer to Interstate 20 than the Isle-Vicksburg. The Isle-Vicksburg also offers ample parking on-site and immediately adjacent to the facility. Management further believes that the gaming and non-gaming facilities and the distinctive tropical theme provide one of the most exciting and spacious gaming environments in the Vicksburg market.

 Pompano Park

  On June 30, 1995, the Company acquired Pompano Park, a harness racing track located in Pompano Beach, Florida, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. Pompano Park also broadcasts its racing events through simulcast and off-track betting facilities. Pompano Park is comprised of approximately 180 acres of owned land used for harness racing operations and 143 acres of leased land used for training operations. The Company has a four-year option to purchase the leased land at a cost of $12 million, plus cost of living adjustments. The Company believes that, because of its size and location, Pompano Park would be an attractive location for casino gaming if casino gaming is ever legalized in Florida and the site is available for gaming under applicable law. Pompano Park competes against numerous other pari-mutuel facilities, including thoroughbred and dog race tracks and jai alai frontons, located throughout south Florida. During fiscal 1998, Pompano Park conducted approximately 198 live racing programs.

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

  Effective January 1, 1997, the Company began operating a limited stakes (with a maximum $10 pot) poker room at Pompano Park. Such activities do not constitute casino gaming or create any obligation for additional consideration in connection with the acquisition of Pompano Park. The Company operates 23 tables from 5 p.m. to 2 a.m. on each evening that live racing is held at Pompano Park. The Company must distribute at least 50% of the net proceeds (reflecting its direct costs of operating poker rooms) to supplement its purses for harness races and breeders' awards. See "Regulatory Matters-- Florida."

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

 Bossier City Operations

  The Isle-Bossier City is one of four gaming facilities currently licensed and operating in the Shreveport/Bossier City market, each of which has comparable amenities. The Isle-Bossier City will face increased competition from existing competitors to the extent that they add to or enhance existing amenities. In that regard, Binion's Horseshoe Casino opened a 606-room all-suites hotel at its dockside riverboat casino location in Bossier City, and replaced its riverboat with a larger vessel. In addition to existing competition, the granting of additional gaming licenses in the Shreveport/Bossier City market or the relocation of existing licenses to that market from elsewhere in the state of Louisiana would increase competition for the Isle-Bossier City. A joint venture involving Hollywood Casinos has received preliminary approval to relocate a riverboat which previously operated as the Flamingo Hilton from New Orleans to Shreveport. In addition, the last available license in Louisiana could ultimately be awarded to an operator in the Shreveport-Bossier City area, although the Louisiana Gaming Control Board (the "Gaming Control Board") has indicated it will not award the license until after the 1999 legislative session. Therefore, it is possible, in management's opinion, that at least five riverboat casinos eventually will be operating in the Shreveport/Bossier City market, where only four currently operate. Legislation was proposed during the 1998 legislative session which would have permitted up to 15,000 square feet of slot machines to operate at Louisiana Downs, a thoroughbred racing facility located approximately 6 miles east of the Isle-Bossier City. The legislation did not pass; however, similar legislation may be considered in the future. If ultimately approved, slot operations at Louisiana Downs may have an adverse effect on the Isle-Bossier City. Moreover, the legalization of casino gaming in Texas could have a material adverse effect on the Isle-Bossier City.

 Lake Charles Operations

  The Isle-Lake Charles is one of two riverboat gaming facilities operating in the Lake Charles, Louisiana market. The Isle-Lake Charles' riverboat competitor, Players International, operates two riverboats and two hotels containing 491 rooms, from a single location in the City of Lake Charles approximately two miles from the site of the Isle-Lake Charles. In addition, a land-based, Indian-owned casino with approximately 68,500 square feet of gaming space is operating in Kinder, Louisiana, approximately 35 miles to the northeast of the Isle-Lake Charles. Riverboats in the Lake Charles market are subject to cruising requirements, which makes a land-based casino more desirable to many gaming customers. Players International and the Company each hold two gaming licenses and operate two riverboats from a single facility. (Louisiana, unlike certain other jurisdictions, does not permit license holders to operate a second boat out of the same location without a gaming license for each boat.) In addition to existing competition, the granting of additional gaming licenses in the Lake Charles market or the relocation of existing licenses from elsewhere in the state of Louisiana to that market would increase competition for the Isle-Lake Charles. In that regard, an operator recently announced plans to apply for the last available gaming license to develop a facility in Lake Charles. Although, the Gaming Control Board has decided that it will not award the license until following the 1999 legislative session, the license could ultimately be awarded to an operator in Lake Charles. Moreover, the legalization of casino gaming in Texas would have a material adverse effect on the Isle-Lake Charles.

 Biloxi Operations

  Eleven gaming facilities (including the Isle-Biloxi), with an aggregate of approximately 587,000 square feet of casino floor space, are located along the Mississippi Gulf Coast. Eight facilities are located in Biloxi and collectively account for approximately 436,000 square feet of casino floor space. Two of the other three facilities are located in Gulfport, approximately 10 miles from Biloxi, and the other is located in Bay St. Louis approximately 30 miles from Biloxi. Because Mississippi law does not limit the number of gaming licenses that may be granted, there may be increases in the number of gaming facilities along the Mississippi Gulf Coast and the surrounding areas, which could have a material adverse effect on the Isle-Biloxi. In addition, the Company believes that many of its competitors will add to or enhance their existing amenities and new competitors will enter the Mississippi Gulf Coast market. Mirage Resorts, Inc. is currently developing, and has received a gaming license to open, a casino and resort in Biloxi, at a site approximately two miles from the Isle-Biloxi. The project, which will include an 1,800-room hotel, is scheduled to open in early 1999. In addition, an "Imperial Palace" casino opened in December 1997 on the Back Bay in Biloxi, approximately three miles from the Isle-Biloxi. This development includes a hotel facility containing approximately 1,100 rooms, of which approximately 500 opened in early 1998. Similarly, Grand Casinos opened a second 500-room hotel at its site in Biloxi, and is constructing a 600-room hotel at its Gulfport facility. Grand recently acquired Lady Luck Gaming's Biloxi facility, which was subsequently closed providing Grand with additional property with which to expand its Biloxi operations. In addition, Casino Magic opened a 378-room hotel at its location immediately adjacent to the Isle-Biloxi. Furthermore, two gaming companies are seeking the necessary approvals to develop casinos adjacent to Interstate 10, which if developed, could have an adverse affect on the Isle-Biloxi's operation. Certain existing and future competitors have more extensive financial resources than does the Company, including Hilton Corporation which has announced a merger with Grand Casinos and Hollywood Park Inc. which has announced a merger with Casino Magic (both of which are significant competitors of the Isle-Biloxi). Intense competition on the Mississippi Gulf Coast has contributed to the closure of three gaming facilities in that area. In addition, the legalization of casino gaming in Alabama would increase competition for, and would have a material adverse effect on, the Isle-Biloxi.

 Vicksburg Operations

  The Isle-Vicksburg is one of four gaming facilities currently operating an aggregate of approximately 105,000 square feet of casino floor space in the Vicksburg area. The Isle-Vicksburg is the second largest casino in the Vicksburg area. Two competitors have hotels on their site and the competitor closest to the Isle-Vicksburg has a hotel within 1/2 mile of its casino. While a hotel is under construction at the Isle-Vicksburg, there is currently no hotel at the facility. Other local casino competition includes one gaming facility in Natchez, Mississippi (approximately 60 miles south of Vicksburg and 80 miles southwest of Jackson); three gaming facilities in Greenville, Mississippi (approximately 80 miles north of Vicksburg and 90 miles northwest of Jackson); and a land-based, Indian-owned casino near Philadelphia, Mississippi (approximately 115 miles northeast of Vicksburg and 70 miles northeast of Jackson). Because Mississippi does not limit the number of gaming licenses that may be granted, there may be increases in the number of gaming facilities in Vicksburg and elsewhere in counties bordering the Mississippi River, which could have a material adverse effect on the Isle-Vicksburg. Horseshoe Gaming has announced the development of a casino and hotel in Vicksburg on property currently owned by Lady Luck Gaming. While the Mississippi statutes specify that gaming may only be held on the Mississippi River and on navigable waters within counties bordering the Mississippi River, several controversies have arisen concerning the exact permissible locations of casinos within this statutory language. Specifically, there have been several attempts to expand gaming as far east of the Mississippi River as possible. It is likely that these controversies and efforts to expand gaming east of the Mississippi River will continue. There is currently an action pending in the Mississippi Supreme Court involving an appeal of a decision by the Mississippi Gaming Commission in connection with a proposed casino development by Horseshoe Gaming in the eastern part of Warren County, the county in which the Isle-Vicksburg is located, between the Isle-Vicksburg and its primary market of Jackson, Mississippi. The Gaming Commission denied site approval, finding the site unsuitable and that decision was reversed by a state court which found that the site was legal. In the event sites are approved in the eastern part of Warren County, the Isle-Vicksburg would be adversely affected.

PROJECTS UNDER DEVELOPMENT

 Black Hawk, Colorado

  The Company has formed a limited liability company, ICBH, with Nevada Gold & Casinos, Inc. which is developing a casino in Black Hawk, Colorado. The facility will include approximately 1,100 slot machines, up to 24 blackjack and poker tables, restaurants, a parking garage containing approximately 1,000 spaces and other related amenities. The Company is continuing to evaluate whether to construct a hotel as part of the Isle-Black Hawk. The Company owns 60% of ICBH and will manage the facility developed by ICBH for a fee. The budget for the project is approximately $100 million, and the facility is expected to open in late 1998 or early 1999. ICBH issued $75 million of 13% First Mortgage Notes, due 2004 with Contingent Interest (the "ICBH Notes"), to finance development of the Isle-Black Hawk. The Company has made capital investments into the project totaling approximately $8.3 million. Although the ICBH Notes are non-recourse to the Company, the Company has provided a completion capital commitment of up to $5 million if required to enable the facility to commence operations by April 1, 1999. Gaming in Colorado is subject to significant limitations, including hours of operation and a $5 betting limit, and the Company and ICBH must be licensed prior to commencing operations.

 Pompano Commons

  On February 4, 1998, the Company formed a limited liability company, Pompano Commons, with Wilmorite, Inc., to develop 140 acres adjacent to Pompano Park. The Company has an option exercisable by December 31, 1998 to purchase this property, and, subject to conditions set forth in the operating agreement of Pompano Commons, the Company has agreed to assign the option to Pompano Commons in exchange for a one-third ( 1/3) interest in Pompano Commons. Pompano Commons intends to develop the property as a retail and entertainment development, has applied for the necessary permits, is finalizing a development plan and is seeking financing for the development.

RECENT DEVELOPMENTS

 Capri Cruises

  On April 20, 1998, the Company formed Capri Cruises, a joint venture with Commodore Holdings, Ltd., which operates a cruise ship with onboard gaming out of the Port of New Orleans. The Company owns 50% of the joint venture which currently offers two and five night cruises which can accommodate up to 550 passengers.

FUTURE DEVELOPMENT OPPORTUNITIES

  The Company intends to continue to pursue new development opportunities in jurisdictions where gaming has been legalized and may be legalized in the future. There can be no assurance if or when necessary approvals for existing or future development opportunities will be obtained. In addition, there are significant regulatory, financial, business and other risks inherent in the development, construction and operation of any new gaming facility. There can be no assurance that the Company will be successful in dealing with such matters.

The Company believes that its operating experience and its ability to enter new markets quickly will enable it to compete for new gaming opportunities.

  The Company owns 1.6 acres of land and leases an additional 1.3 acres of land in Cripple Creek, Colorado for use in connection with a possible gaming development in Cripple Creek. The property is located at the eastern end of the Cripple Creek gaming market, and would be the first gaming facility reached by patrons from Colorado Springs and other areas to the east. The Company may develop the property with a joint venture partner or alone or sell its interest in the property. The Company also owns options to purchase real estate in three locations in central and northern Mississippi.

EMPLOYEES

  As of June 19, 1998, the Company employed approximately 5,500 persons. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

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

  The licenses held by the Gaming Subsidiaries have terms of two years and are not transferable. New licenses will need to be obtained at the end of each two-year period. There can be no assurance that new licenses can be obtained. The Isle-Biloxi received a third license in April 1998 and the Isle-Vicksburg obtained a second license in February 1997. The Mississippi Gaming Commission may at any time revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in the Gaming Subsidiaries for any cause deemed reasonable by such agency. Substantial fines for each violation of gaming laws or regulations may be levied against the Gaming Subsidiaries, the Company and the persons involved. A violation under the gaming license held by a Gaming Subsidiary may be deemed a violation of all the other licenses held by the Company.

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

  The directors, officers and key employees of the Company and its subsidiaries who are actively and directly engaged in the administration or supervision of gaming, or who have any other significant involvement with or influence over the activities of a Gaming Subsidiary, must be found suitable therefore and may be required to be licensed by the Mississippi Gaming Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. The applicant is required to pay all costs of investigation. There can be no assurance that such persons will be found suitable by such commission. An application for a finding of suitability of an individual may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to the issuing agency. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate position. If the Mississippi Gaming Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with a Gaming Subsidiary, the Gaming Subsidiary would have to suspend, dismiss and sever all relationships with such person. The Gaming Subsidiary would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

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

  A resident of Mississippi is circulating a petition which would call for a statewide referendum amending the constitution to prohibit gaming and several lawsuits have been filed contesting this proposal. The Company cannot determine at this time whether the petitioner will get the required signatures, nor can it determine what the outcome of the statewide election would be. However, the passage of such a referendum would have a material adverse effect on the Company.

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

  However, in May 1996, the regulatory oversight of riverboat gaming was transferred to the Louisiana Gaming Control Board. The Louisiana Gaming Control Board now oversees all licensing matters for riverboat casinos, the land-based casino, video poker, and certain aspects of Indian gaming other than those limited responsibilities reserved to the Louisiana State Police (the "Louisiana State Police"). The Louisiana Gaming Control Board is composed of nine voting members appointed by the governor.

  The Gaming Control Law abolished the Louisiana Riverboat Gaming Commission, effective May 1, 1996. Likewise, the Gaming Control Law removed all riverboat licensing authority from the Louisiana Enforcement Division, reserving to the Louisiana State Police only the authority to license "non-key gaming employees" and "nongaming vendors." The Gaming Board now makes all licensing and permitting determinations--whether for operators, key employees, or manufacturers and suppliers--with regard to riverboat gaming. However, the Louisiana State Police continues to be involved broadly in gaming enforcement, reporting to the Gaming Board. The Gaming Control Law provides that the Louisiana State Police continue to conduct suitability investigations, continue to audit, investigate, and enforce compliance with standing regulations, initiate enforcement and administrative actions, and perform "all other duties and functions necessary for the efficient, efficacious, and thorough regulation and control of gaming activities and operations under the [Gaming] Board's jurisdiction."

  The Gaming Control Law did not abolish the Louisiana Riverboat Economic Development and Gaming Control Act, which is the 1991 statute that authorized gaming on certain rivers and waterways in Louisiana (the "Riverboat Act"). The Gaming Control Law has amended the Riverboat Act to the extent that it has transferred licensing and regulatory authority to the Gaming Board; otherwise, the Riverboat Act remains in effect, with the Gaming Board now being authorized to enforce the Riverboat Act. (For instance, the fifteen licenses that the Riverboat Act authorizes remain unaffected; the statutory terms of those licenses remain unaffected; the taxation terms of the Riverboat Act remain unaffected.) The Gaming Control Law also provides that any rules or regulations "promulgated by entities whose powers have been transferred to the [Gaming] Board shall be considered valid and remain in effect until repealed by the [Gaming] Board....'' Accordingly, the rules that the Louisiana Riverboat
Gaming Commission previously adopted still remain in effect. Meantime, the Louisiana State Police continues to enforce the rules and regulations that the Louisiana Enforcement Division previously adopted.

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

 Florida

  On June 15, 1995, the Florida Department of Business and Professional Regulation, acting through its division of pari-mutuel wagering (the "Division"), issued its final order (the "Order") approving PPI, Inc. ("PPI"), a wholly-owned subsidiary of the Company, as a pari-mutuel wagering permit holder with respect to harness and quarter horse racing at Pompano Park. Pursuant to the Order and the relevant provisions of Chapter 550 of the Florida Statutes and the applicable rules and regulations thereunder (the "Florida Statute"), PPI also was granted a license to conduct harness racing at Pompano Park for the racing season commencing July 1, 1996 and ending June 30, 1997 on a total of 183 evening racing dates. The Division has approved PPI's license to conduct a total of 201 live evening racing performances for the season beginning July 1, 1997 to June 30, 1998. PPI intends to seek approval to increase the number of live evening races. Although PPI does not presently intend to conduct quarter horse racing operations at Pompano Park, it may do so in the future, subject to Division approval. The transfer of 10% or more of stock of a pari-mutuel racing permit holder such as PPI would require the prior approval of the Division.

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

 Colorado

  Operating Restrictions. Colorado gaming law permits legalized limited gaming in the cities of Central City, Black Hawk and Cripple Creek, Colorado. "Limited gaming" is defined as the use of slot machines and the card games of black jack and poker, each with a maximum single bet of five dollars. Gaming is confined to the commercial districts of Black Hawk, Central City and Cripple Creek as those commercial districts are defined in city ordinances. Gaming is restricted to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, as determined by the municipal governing bodies. No more than 35% of the square footage of any building and no more than 50% of any one floor of such building may be used for gaming. Gaming operations are prohibited between the hours of 2:00 a.m. and 8:00 a.m. No limits are imposed on total patron losses and casinos are not allowed to extend credit to the patrons. Persons under the age of 21 are prohibited from participating in gaming or lingering in gaming areas of a casino. Colorado law requires licensees to maintain detailed books and records that accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado authorities. Detailed and extensive playing procedures, standards, requirements and rules of play are established for poker, blackjack and slot machines. Licensees must, in addition, adopt comprehensive internal control procedures governing their gaming operations. Such procedures must be approved in advance by the Colorado authorities and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others. No gaming may be conducted in Colorado unless all appropriate licenses are approved by and obtained from the Colorado Limited Gaming Control Commission (the "Colorado Commission"). Violations of Colorado gaming laws or regulations are criminal offenses and the person or entity violating the same may, in addition, be subject to fines and have its gaming license suspended or revoked.

  License Information Requirements. The Colorado Commission may issue the following five types of licenses: (i) slot machine manufacturer or distributor; (ii) operator; (iii) retail gaming; (iv) support; and (v) key employee. The first three licenses are issued for a one-year period and require annual renewal. However, support licenses and key employee licenses are issued for two year periods and are renewable. The Colorado Commission has broad discretion to condition, suspend, revoke, limit or restrict a license at any time and also has the authority to impose fines.

  A slot machine manufacturer or distributor license is required for all persons who manufacture, import or distribute slot machines in Colorado, or who otherwise act as slot machine manufacturers or distributors. No manufacturer or distributor of slot machines may have an interest in any casino retailer or operator, allow any of its officers or persons with a substantial interest in it to have such an interest, employ any person if such person is employed by a casino retailer or operator, or allow any casino retailer or operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. "Substantial interest" means the lesser of: as large an interest (direct or indirect) in the licensee as that of any other shareholder, partner or principal, or any financial or equity interest equal to or greater than 5%. Notwithstanding the definition of "substantial interest", there may remain an argument that the ownership of less than 5% of the voting securities of a publicly traded licensee or publicly traded affiliate of a licensee is not a substantial interest. On December 15, 1997, the Division ruled that it is unlawful for any officers, directors or persons holding a substantial interest in a manufacturer/distributor to hold publicly or privately traded stock in a corporate operating as a retailer in Colorado, and vice versa. An operator license is required for all persons who permit slot machines on their premises or who engage in the business of placing and operating slot machines on the premises of a retailer. A retail gaming license is required for all persons permitting or conducting gaming on their premises and such license may be granted only to a retailer. No person may have an ownership interest in more than three retail licenses. All natural persons employed in the field of gaming must hold either a support or key employee license. The Colorado Commission recently ruled that businesses which provide gaming-related services must obtain support licenses. Every retail gaming licensee must have a key employee licensee in charge of all gaming activities available at all times when gaming is being conducted. The Colorado Commission may determine that any employee of a licensee is a key employee and, therefore, require that such person apply for licensing as a key employee.

  An applicant for any type of Colorado license must provide the following information: (i) personal background information; (ii) financial information;
(iii) participation in legal or illegal activities in Colorado or other jurisdictions, including foreign countries; (iv) criminal record information;
(v) information concerning all pecuniary and equity interest in the applicant; and (vi) other information as requested or required. Prior to licensure, applicants must satisfy the Colorado Commission that they are suitable for licensing and are of good moral character. The Colorado legislature has defined unsuitability or unsuitable in relation to a person as the inability to be licensed by the Colorado Commission because of prior acts, associations or financial conditions, and, in relation to acts or practices, those which violate or would violate the statutes or rules or are or would be contrary to the declared legislative purposes of the Colorado Act. Without limiting the foregoing, a person cannot be licensed if such person has served a sentence upon conviction of a felony or fraud-related misdemeanor within ten years or has been convicted of a gambling-related offense, or is currently under a prosecution or is associated with organized crime or has refused to cooperate in certain governmental investigations. Applicants have the burden of proving their qualifications to the Colorado Commission and must submit to and pay the full cost of any background investigations as may be ordered by the Colorado Commission. There is no limit on the cost of such background investigations and no guaranty that any applicant will receive licensing from the Colorado Commission.

  The current practice of the Colorado authorities is to require the following persons and entities to complete background investigation forms, and to provide comprehensive information and to submit to a full background investigation: (a) persons or entities owning (either directly or on a pass-through basis) 5% or more of a licensee (other than certain institutional investors in publicly traded licensees), (b) directors and officers of the licensees and (c) in certain circumstances, directors and officers of entities described at (a) above. But, the Colorado authorities retain the discretion to require any person or entity with an interest in a licensee (directly or on a pass-through basis) to submit such information and undergo such investigation. The purpose of the investigation is to determine each such person's or entity's qualifications and suitability for licensure. In addition, all persons loaning monies, goods or real or personal property to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with licensee or applicant, must provide any information if so requested by the Colorado authorities, including submission to a full background investigation if ordered by the Colorado authorities.

  Persons found unsuitable by the Colorado Commission may be required immediately to terminate any interest in, association or agreement with or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's license application. A license grant may be conditioned upon the termination of any relationship with unsuitable persons.

  Licensees have a continuing duty to report to the Colorado Commission information concerning persons with a financial or equity interest in the licensee, or who have the ability to control or exercise a significant influence over the licensee, or who loan money to the licensee. Therefore, the requisite information regarding the holders of the ICBH Notes will have to be periodically reported to the Colorado authorities.

  As a general rule, under the Colorado law and regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple-license prohibition if: (i) such person has less than a 5% interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as the Company); (ii) a person has 5% or more financial interest in an institutional investor, but the institutional investor has less than a 5% interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iii) an institutional investor has less than 5% financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee; (iv) an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over 5% or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; (v) a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than 5% of the publicly traded licensee's voting securities or of a publicly traded company affiliated with licensee; (vi) a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than 5% of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee; (vii) an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights with respect to less than 5% of the outstanding securities of a publicly traded licensee or a publicly traded company affiliated with a licensee; (viii) a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than 5% of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

or (ix) a person owns less than 5% of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee. Hence, the business opportunities of the Company and its stockholders in Colorado are limited to such interests that comply with the statute and Commission's rules.

  Conveyance of Licensor. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission. Also, no person may own gaming equipment without being licensed.

  There cannot be a change in control of the Company without the Colorado Commission's prior approval. Also, there can be no change in the membership interests of the Company without the Colorado Commission's prior approval.

  All agreements, contracts, lease or arrangements in violation of applicable Colorado law or regulations are void and unenforceable. The Colorado Commission or Division Director may require changes in gaming contracts or termination of a gaming contract.

  Rule 4.5. In addition to the other requirements of the gaming laws, the Colorado Commission has enacted a special rule, Rule 4.5, which imposes additional requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licensees in Colorado owned directly or indirectly by publicly traded corporations. The term "publicly traded corporation" is a specially defined term and may include limited liability companies, trusts, partnerships and other business organizations, and may even include entities exempted from the registration requirements of the securities laws under certain circumstances.

  Under Rule 4.5., licensees to whom Rule 4.5 applies must include in their articles of organization or similar charter documents certain specified provisions that: restrict the rights of the licensee to issue voting interests or securities except in accordance with the Colorado gaming laws; limit the rights of persons to transfer voting interests or securities of a licensee except in accordance with the Colorado gaming laws; and provide that holders of voting interests or securities of a licensee found unsuitable by the Colorado Commission may be required to sell their interests or securities back to the issuer at the lesser of, in general terms, the holder's investment or the market price as of the date of the finding of unsuitability. Alternatively, and with authorization by the Colorado Commission, the holder may in limited circumstances transfer the voting interest or securities to a suitable person (as determined by the Colorado Commission). Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest on them, the interests or securities may not be voted, or entitled to any vote, and they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holder of the securities or interests.

  Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (i) 5% or more of any class of voting securities of a publicly traded corporation involved in gaming in Colorado or (ii) 5% or more of the beneficial interest of any class of voting securities in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee (all such person hereinafter referred to as "qualifying person"), must notify the Colorado authorities within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability. Licensees also must notify any qualifying person of these requirements. A qualifying person whose interests equal 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

  A qualifying person who is an institutional investor under Rule 4.5 and whose interests equal 15% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests. A qualifying person who is an institutional investor and whose interests are less than 15%, may not be required to apply for suitability, provided such person fulfills certain reporting requirements.

  Pursuant to Rule 4.5, persons found unsuitable by the Colorado Commission must be removed from any position as an officer, director, or employee of a licensee, or from a holding or intermediary company thereof. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interests. The Colorado Commission may determine that anyone with a material relationship to a licensee, or affiliated company, must apply for a finding of suitability.

  Taxes. In addition, to any other applicable license fees, up to a maximum of 40% of the adjusted gross proceeds of gaming operations ("AGP") may be payable by a licensee for the privilege of conducting gaming. AGP is generally defined as the total amounts wagered less all payments to players. With respect to games of poker, AGP means those sums wagered in a hand retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. Currently, the gaming tax on AGP is; 2% on the first $2 million of AGP; 4% on AGP from $2 million to $4 million; 14% on AGP from $4 million to $5 million; 18% on AGP from $5 million to $10 million; and 20% on AGP over $10 million. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Commission establishes the gaming tax for the following 12 months.

  Annual Device Fees. The Colorado Commission requires all gaming licensees to pay an annual device fee for each slot machine, blackjack table and poker table. The current annual state device fee is $75. The municipalities of Central City, Black Hawk and Cripple Creek also assess and collect their own device fees. The current annual device fee in Black Hawk is $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the state or city. The state device fee is not prorated; a device used at any time during the year is assessed the full state fee. Local device fees are currently prorated according to device usage; the city of Black Hawk prorates device fees such that any device used at any time during a month is subject to the device fee for such month. In addition, a business improvement fee of up to $154.08 per device and a transportation impact fee of $77 per device also may apply depending upon the location of licensed premises. The Isle-Black Hawk is currently not subject to the business improvement fee of $100 per device.

  Alcohol. The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control, and regulation by state and local authorities. Alcoholic beverage licenses are revocable and non-transferable. State and local licensing authorities have full power to deny, limit, condition, suspend or revoke any such licenses. Persons or entities which directly or on a pass-through basis own 10% or more of a licensee will be required to complete applications and submit certain personal and financial information, and be subject to investigation. Violation of the state alcoholic beverage laws may constitute a criminal offense, and violators may be subject to criminal prosecution, incarceration and fines.

  There are various classes of alcoholic beverage licenses under the Colorado Liquor Code. ICBH has applied for a retail gaming tavern license. In no event may any person hold more than or have an interest in more than three retail gaming tavern licenses. Also, a person may not have an interest in more than one type of liquor license, so that a person with an interest in the Company cannot have an interest in a hotel and restaurant liquor license. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority. The Department's Liquor Enforcement Division also must approve the application.

  Recent Developments. In 1997 the state legislature passed, but the Governor vetoed, a bill that would have permitted video lottery terminals in dog and horse race tracks under certain terms and conditions. In 1998, a similar bill was presented, but not passed by the state legislature. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. Depending on the display, the player may be awarded a ticket, which can be exchanged for cash or playing credit. There can be no assurance that similar legislation permitting video lottery terminals in dog and horse race tracks or other venues will not be considered in the future.

  The Company currently holds no gaming or liquor licenses and has made applications for both types of licenses in connection with the opening and operation of the Isle-Black Hawk. While the Company believes that it will be able to obtain such licenses, no assurances can be given that such licenses will be issued or granted, or, if issued and granted, not subject to additional material restrictions or subsequently revoked. The failure or inability to obtain any such licenses in a timely manner, the imposition of additional material restrictions in connection therewith, or the subsequent revocation of any such license, would materially and adversely affect the Isle-Black Hawk.

 Texas and Alabama Legalization Potential

  Casino gaming is currently prohibited in several jurisdictions adjacent to Louisiana and Mississippi. As a result, residents of these jurisdictions, principally Texas and Alabama, comprise a significant portion of the customers of the Company's Louisiana casinos and the Isle-Biloxi, respectively.

  Although casino gaming is not currently permitted in Texas and the Texas Attorney General has issued an opinion that gaming in Texas would require an amendment to the Texas Constitution, the Texas legislature has considered various proposals to authorize casino gaming. If the Texas legislature (which meets every two years in odd-numbered years) does not enact legislation to amend the Texas Constitution in a special session, the next opportunity for the enactment of such legislation would be in 1999. Although special sessions may be called by the Texas Governor for matters that were pending in the preceding regular legislative session, Texas Governor George Bush has publicly opposed the legalization of gaming in Texas. A constitutional amendment would require a two-thirds vote of those present and voting in each house of the Texas legislature and approval by the electorate in a referendum. The legalization of casino gaming in Texas at or near the primary market areas of the Isle-Bossier City or the Isle-Lake Charles, including the Dallas/Ft. Worth and Houston areas, would have a material adverse effect on the Company.

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

  The Company leases its executive offices in Biloxi, Mississippi pursuant to two leases. The current term of the first lease terminates on July 20, 2000. Monthly rent is $3,166 plus an annual increase of 4%. The Company has the option to renew for one additional three-year period. The current term of the second lease terminates on May 17, 2000. Monthly rent is $3,898 plus an annual increase of 4%. The Company has the option to renew for one additional three-year term.

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

  The Company is a party to a lease for the exclusive use of approximately 133 parking spaces and the additional use of 169 spaces in another parking lot from the hours of 6:00 p.m. to 6:00 a.m. daily on property adjacent to the Isle-Biloxi. The rent is $75,000 per year and the lease expires in November 30, 2000. The Company has also entered a joint venture arrangement to sub-lease property containing a two-level parking garage next to the Isle-Biloxi. The Company pays 50% of the rent, which is (i) $96,000 per year until November 2000 to acquire the leasehold interest of the original lessee of the property, plus (ii) $25,000 per month to the City of Biloxi, the lessor, plus annual increases attributable to the Consumer Price Index (limited to 3% per rental year) until the first option renewal period ends on November 30, 1995 and, thereafter, $25,000 per month, plus annual increases attributable to the Consumer Price Index (limited to 3% per rental year) until the second option renewal period ends on November 30, 2000. If the property is leased to a third party, with the consent of the Company and its joint venture partner, for use of the property as a gaming site, certain expenses, up to a maximum of $940,000, will be refunded.

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

  The Company owns approximately 180 acres, and leases an additional 143 acres, at Pompano Park. The lease ends on July 1, 1999. The annual rent is $1.00 plus all maintenance and operating expenses of the premises. The Company has the exclusive option to purchase the premises during the term of the lease for not less than $12 million. The Company has agreed to assign this lease and option to a joint venture in which the Company will own a 33% interest upon the exercise of the option by the joint venture.

  The Company also owns two additional riverboat casinos and one floating pavilion that are currently held for sale. The riverboat casinos and the floating pavilions were previously used by the Company at the Isle-Biloxi and one of the riverboats and the floating pavilion were previously used by the Company at the Isle-Vicksburg.

  The Company owns approximately 2.7 acres and leases approximately 10.5 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. The lease commenced on March 24, 1995 and has an initial term of five years. The annual rent on the leased property is $850,000 for the first four years and $1,000,000 for the fifth year of the initial term. The Company has the option to renew the lease for seven additional terms of five years each. For the first renewal term, the rent increases each year by 5% or the percentage increase in the average consumer price index for Calcasieu Parish, Louisiana for the previous 12 month period, whichever is higher. Rent for the second and all subsequent renewal terms will be no less than the rent for the last year of the preceding term, subject to market adjustments upward based upon the rent paid by other riverboat gaming operators in Louisiana and Mississippi for comparable property usages. The rent for the fourth and all subsequent renewal terms will not be less than $1.5 million per year. The Company also leases an additional 5.75 acres of land in Calcasieu Parish. The lease commenced on July 17, 1995 and has an initial term of five years. The annual rent on the leased property is $100,000 for the initial term. The Company has the option to renew the lease for seven additional terms of five years each. For the first renewal term, the rent increases each year by 5% or the percentage increase in the average consumer price index for Calcasieu Parish, Louisiana for the previous 12-month period, whichever is higher. Rent for the second and all subsequent renewal terms will be no less then the rent for the last year of the preceding term, subject to market adjustments upward based upon the rent paid by other riverboat gaming operators in Louisiana and Mississippi for comparable property usage.

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

  The Company also owns options to purchase real estate at three locations in Central and Northern Mississippi.

  Substantially all of the Company's property is presently pledged as collateral for the Senior Secured Notes. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

  A subsidiary of the Company has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators (the "Gaming Industry Defendants"), in a consolidated class action lawsuit pending in Las Vegas, Nevada. The suit alleges that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The actions are in the discovery and preliminary motion stages. The Company is unable at this time to determine what effect, if any, the suit would have on its financial position or results of operations. However, the Defendants are committed to vigorously defend all claims asserted in the consolidated action.

  LRGP has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge was denied at the state trial court level, and the Company appealed the decision. On June 26, 1998, a Louisiana State Court of Appeals reversed the trial court's decision. However, the Bossier Parish Police Jury has filed an application for a writ of certiorari to the Supreme Court of Louisiana. If the Police Jury ultimately prevails, the Company would have to pay the Bossier Parish Police Jury approximately $3.6 million as of April 26, 1998, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at the Isle-Bossier City. This liability has been fully recorded.

  On June 11, 1998, a lawsuit was filed which seeks to nullify a contract to which LRGP is a party. Pursuant to the contract, LRGP pays a fixed amount plus a percent of revenue to various local governmental entities, including the City of Bossier (the "City") and the Bossier Parish School Board (the "School Board"), in lieu of payment of a boarding fee per passenger. The Company intends to vigorously defend the action.

  In February 1998, the Isle-Vicksburg, was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. As amended, the Complaint alleges that the defendants entered into an agreement, the effect of which was to improperly restrain trade and hinder competition in the gaming business by conducting a campaign in opposition to a gaming application for a site adjacent to property owned by the Plaintiffs (the "Proposed Project"). The Plaintiffs further allege that the Defendants conspired for the purpose of injuring the property rights of the Plaintiffs. The Plaintiffs seek compensatory and punitive damages in the amount of $238 million from the Defendants. The Company denies the allegations contained in the Amended Complaint and intends to vigorously defend all claims and allegations in the action.

  The Company and its Chairman, Bernard Goldstein, were named as defendants in a lawsuit entitled "Martin B. Greenberg v. Casino America, Inc. and Bernard Goldstein, individually," which was filed on January 23, 1997 in the United States District Court for the Southern District of Florida, Fort Lauderdale Division. The lawsuit alleged that the Company purportedly breached a contract of employment between Mr. Greenberg and the Company concerning Mr. Greenberg's employment as Chairman of the Board of the Company's Pompano Park subsidiary. On or about January 7, 1998, the Company settled the suit within amounts previously reserved.

  On May 29, 1998, the Company was named as a defendant in an action brought by several persons who owned property in Cripple Creek, Colorado which they sold to a subsidiary of the Company in 1995. The Plaintiffs allege that the Company breached its agreement to construct a casino facility on the property by the end of 1995. The amount of damages claimed is not specified, the Company denies the allegations contained in the Complaint, and it intends to vigorously defend all claims and allegations in the action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1998 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) Market Information. The following table sets forth, for the fiscal periods indicated, the high and low bid quotations for the Common Stock as reported on the Nasdaq National Market. The quotations reflect interdealer prices, without retail mark-up or commissions, and may not necessarily represent actual transactions.

                                                                       HIGH LOW
                                                                       ---- ----
      Fiscal Year Ended April 27, 1997
        First Quarter................................................. 9.75 5.75
        Second Quarter................................................ 7.38 4.38
        Third Quarter................................................. 5.13 2.56
        Fourth Quarter................................................ 3.38 1.75
      Fiscal Year Ended April 26, 1998
        First Quarter................................................. 2.81 1.94
        Second Quarter................................................ 3.66 1.97
        Third Quarter................................................. 3.19 2.38
        Fourth Quarter................................................ 3.31 2.56
      Fiscal Year Ending April 25, 1999
        First Quarter (through July 17, 1998)......................... 4.13 3.00

  (b) Holders of Common Stock. As of July 17, 1998, there were 915 holders of record of the Common Stock.

  (c) Dividends. The Company has never paid any dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain earnings to provide for the growth of the Company. In addition, the Company's indenture with respect to the Senior Secured Notes limits the Company's ability to pay dividends. See "Item 8--Financial Statements and Supplementary Data--Casino America, Inc.--Notes to Consolidated Financial Statements--Note 6." Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the current and proposed operations of the Company will generate the funds needed to declare a cash dividend or that the Company will have legally available funds to pay dividends. In addition, the Company may fund part of its operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of Common Stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1--Business--Regulatory Matters."

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected historical financial information has been derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                               FISCAL YEAR ENDED
                                  ---------------------------------------------
                                                               APRIL    APRIL
                                   APRIL    APRIL     APRIL     30,      30,
                                  26, 1998 27, 1997  30, 1996   1995     1994
                                  -------- --------  -------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
  Revenue........................ $440,816 $373,391  $157,963 $127,537 $144,633
  Operating income...............   61,102   28,523     2,378   20,154   39,915
  Income (loss) before
   extraordinary item............    7,547   (8,794)    1,555   18,069   20,353
  Net income (loss)..............    7,547  (21,051)    1,555   18,069   20,353
  Net income (loss) before
   extraordinary item per common
   share
    Basic........................      .32     (.39)      .10     1.22     1.33
    Diluted......................      .32     (.39)      .10     1.17     1.26
  Net income (loss) per common
   share
    Basic........................      .32     (.94)      .10     1.22     1.33
    Diluted......................      .32     (.94)      .10     1.17     1.26
                                   APRIL    APRIL     APRIL    APRIL    APRIL
                                  26, 1998 27, 1997  30, 1996 30, 1995 30, 1994
                                  -------- --------  -------- -------- --------
                                                 (IN THOUSANDS)
BALANCE SHEET DATA
  Total assets................... $615,735 $528,421  $226,474 $211,899 $176,538
  Long-term debt including
   current portion...............  442,095  379,522   139,778  138,857  126,649
  Stockholders' equity...........   86,131   77,973    50,270   42,015   23,650

  The earnings per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per common share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

  The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop a casino as the Isle-Black Hawk in Black Hawk, Colorado and to develop hotels at the Isle-Lake Charles and the Isle-Biloxi and the expansion of non-gaming amenities at all facilities, are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals, and the Company's limited experience in developing hotel operations. Other important factors that could cause the actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated August 1, 1996 relating to the issuance of the Company's Senior Secured Notes and the Black Hawk prospectus, dated August 20, 1997.

GENERAL

  The Company's results of operations for the fiscal year ended April 26, 1998 reflect the consolidated operating results from all of the Company's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Bossier City, the Isle-Lake Charles and Pompano Park, Inc. ("PPI"). On May 3, 1996, the Company acquired a 50% interest in St. Charles Gaming Company ("SCGC") (the "SCGC Acquisition"). As of May 3, 1996, the remaining 50% of SCGC was owned by Louisiana Riverboat Gaming Partnership ("LRGP"), of which the Company owned 50%. LRGP owns the Isle-Bossier City. Additionally, on May 3, 1996, the Company acquired 100% of Grand Palais Riverboat, Inc. ("GPRI") (the "GPRI Acquisition"). The SCGC and GPRI riverboat casinos operate together out of one facility as the Isle-Lake Charles. On August 6, 1996, the Company acquired the remaining 50% of LRGP that was held by a third party (the "LRGP Acquisition"), which gave the Company 100% ownership in the Isle-Bossier City and the Isle-Lake Charles, allowing the Company to consolidate its results of operations beginning in the quarter ended October 31, 1996. Previously, the Company reported its interests in the Isle-Bossier City and the Isle-Lake Charles using the equity method of accounting. The Company believes that its results of operations for the periods subsequent to the LRGP Acquisition are not readily comparable to the results of operations from periods prior to the LRGP Acquisition primarily because of the consolidation of the results of operations of the Isle-Bossier City and the Isle-Lake Charles. Furthermore, the historical results of operations reflect the Isle-Lake Charles as a single riverboat operation, whereas the Isle-Lake Charles has operated two riverboats since July 12, 1996 as a result of the GPRI Acquisition. In addition, the land-based pavilion at the Isle-Lake Charles was expanded in May of 1996. Because of the lack of comparable information on a consolidated basis, the following discussion will focus on certain events that affected the Company's consolidated operations during the fiscal year ended April 26, 1998 and comparable data on a location basis. The Company's results of operations for the fiscal year ended April 30, 1996 reflect the Company's equity in income of the Isle-Bossier City and the Isle-Lake Charles, which commenced operations on May 20, 1994 and July 29, 1995, respectively. In addition, the fiscal 1996 results of operations were impacted by the substantial expansion of the Isle-Biloxi, which included the addition of a hotel and enhancements to the land-based pavilion and the casino, completed in August 1995 and the acquisition of Pompano Park in June 1995. The comparable data for the Isle-Bossier City and the Isle-Lake Charles has been presented giving a pro forma effect to the acquisitions discussed above.

  The Company believes that the results of operations for the fiscal years ended April 26, 1998, April 27, 1997 and April 30, 1996 may not be indicative of the results of operations for future periods primarily because of the substantial present and expected future increase in gaming competition for gaming customers in each of the Company's markets as new casinos open and as existing casinos add to or enhance their facilities. As the markets in which the Company operates have matured, the Company's operating results are affected by seasonality. Seasonality causes the operating results for the Company's first and fourth fiscal quarters ending July and April, respectively, to be notably better than the second and third fiscal quarters ending October and January, respectively.

RESULTS OF OPERATIONS

 Fiscal Year Ended April 26, 1998--Consolidated Company

  Total revenue for the fiscal year ended April 26, 1998 was $440.8 million which included $388.2 million of casino revenue, $9.5 million of rooms revenue, $22.6 million of pari-mutuel commissions, simulcast fees and admissions, and $20.5 million of food, beverage and other revenue. The consolidated revenue of the Company has been impacted by the inclusion of the Isle-Bossier City and the Isle-Lake Charles into the Company's consolidated financial statements and by the GPRI operations for a complete fiscal year. Revenues do not reflect the retail value of any complimentaries. Also, as a result of the LRGP Acquisition, management fees were not reported because these amounts are eliminated in consolidation.

  Casino operating expenses for the fiscal year ended April 26, 1998 totaled $76.1 million, or 19.6% of casino revenue versus 19.9% for the fiscal year ended April 27, 1997. These expenses were primarily comprised of salaries, wages and benefits, and operating and promotional expenses of the casino. The improvement in operating expenses as a percentage of casino revenues is attributed to the Company's continued expense reduction efforts.

  Operating expenses for the fiscal year ended April 26, 1998 also included room expenses of $3.3 million from the hotels at the Isle-Biloxi, the Isle-Bossier City and the Isle-Lake Charles. These expenses reflect those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Rooms operating expenses as a percentage of rooms revenue increased from 24.4% for the fiscal year ended April 27, 1997 to 34.3% for the fiscal year ended April 26, 1998. This increase is primarily related to an increase in the rooms given to casino patrons as complimentaries.

  State and local gaming taxes paid in Mississippi and Louisiana totaled $78.6 million for the fiscal year ended April 26, 1998, which is consistent with the each states' applicable gaming tax rate for previous fiscal years.

  Pari-mutuel operating costs of Pompano Park totaled $16.3 million in fiscal 1998. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. Pari-mutuel operating costs as a percentage of pari-mutuel revenues have decreased from 82.4% for the fiscal year ended April 27, 1997 to 72.3% for the fiscal year ended April 26, 1998. The decrease is primarily related to the increase in revenues from simulcasting.

  Food and beverage expenses totaled $13.4 million for the fiscal year ended April 26, 1998. These expenses are comprised primarily of the salaries, wages and benefits, and the operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues decreased from 72.4% for the fiscal year ending April 27, 1997 to 65.3% for the fiscal year ending April 26, 1998. The decrease in food and beverage operating expenses primarily relates to management's expense reduction efforts, particularly with regard to product costs and more efficient management of personnel.

  Marine and facilities expenses totaled $26.2 million for the fiscal year ended April 26, 1998 and include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

  Marketing and administrative expenses totaled $132.3 million for the fiscal year ended April 26, 1998. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees, property taxes and franchise taxes. Marketing and administrative operating expenses as a percentage of total revenues have decreased from 34.5% for the fiscal year ended April 27, 1997 to 30.0% for the fiscal year ended April 26, 1998. This decrease is substantially due to the Company's continued expense reduction efforts, combined with a complete year of direct response marketing.

  Depreciation and amortization expense was $33.6 million for the fiscal year ended April 26, 1998. These expenses relate to capital expenditures and acquisition of leasehold improvements, and berthing and concession rights, as well as the amortization of intangible assets.

  Interest expense was $46.9 million for the fiscal year ended April 26, 1998 net of interest income of $4.7 million, and $2.7 million of capitalized interest. Interest expense relates to the indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights including indebtedness incurred by the Company's consolidated subsidiary, Isle of Capri Black Hawk L.L.C., related to the development of a casino in Black Hawk, Colorado, as well as indebtedness relating to the purchase of the remaining interest in LRGP, SCGC and the purchase of GPRI.

  For the fiscal year ended April 26, 1998, the Company recorded income tax expense of $7.5 million. The Company's effective tax rate for the fiscal year ended April 26, 1998 was approximately 50%, which is higher than the statutory rate due to non-deductible amortization of certain intangible assets.

 Fiscal Year Ended April 26, 1998 Compared to Fiscal Year Ended April 27, 1997--Operating Results--By Location

Isle-Biloxi

  For the fiscal year ended April 26, 1998 the Isle-Biloxi had total revenue of $91.9 million of which $78.5 million was casino revenue, compared to total revenue of $89.5 million of which $75.3 million was casino revenue for fiscal year 1997. The increase of $2.4 million or 2.7% in revenues relates to increased casino traffic due to improved use of the Company's database for managing the occupancy of its 367-room hotel. Operating income before management fees for fiscal year 1998 totaled $15.8 million or 17.2% of total revenue, compared to $14.4 million or 16.1% for fiscal year 1997. The increase of $1.4 million or 9.7% in operating income and operating income margin are primarily due to continuing cost reduction efforts and improved direct response marketing.

Isle-Vicksburg

  For fiscal year 1998, the Isle-Vicksburg had total revenue of $50.4 million of which $48.2 million was casino revenue, compared to total revenue of $53.0 million of which $50.5 million was casino revenue for fiscal year 1997. The decrease of $2.6 million or 4.9% in revenues relates primarily to the impact of increased competition and the overall weakness of the market. Operating income before management fees for fiscal year 1998 totaled $10.4 million or 20.6% of total revenue, compared to $9.1 million or 17.2%, for fiscal year 1997. The increase of $1.3 million or 14.3% in operating income and operating income margin is primarily a result of management's efforts to reduce operating expenses and more effective direct response marketing efforts.

Isle-Bossier City

  For fiscal year 1998, the Isle-Bossier City had total revenue of $126.1 million of which $120.3 million was casino revenue, compared to total revenue of $143.9 million of which $136.2 million was casino revenue for fiscal year 1997. The decrease in revenue of $17.8 million or 12.4% is due primarily to increased competition among existing and new competitors in the market and the addition of amenities at existing competitors. Operating income before management fees for fiscal year 1998 totaled $24.5 million or 19.4% of total revenue, which includes $1.2 million related to the Bossier City Head Tax Case, compared to $16.7 million or 11.6% of total revenue, which includes a settlement charge of $7.4 million related to the Louisiana Double Jackpot Dispute and $2.4 million of expenses related to the Bossier City Head Tax Case. The increase in operating income margin, before charges related to the Louisiana Double Jackpot Dispute and the Bossier City Head Tax Case, from 18.4%, for fiscal 1997, to 20.4%, for fiscal 1998, relates to management's continued expense reduction efforts and more effective direct response marketing.

Isle-Lake Charles

  For fiscal year 1998, the Isle-Lake Charles had total revenue of $145.7 million of which $140.9 million was casino revenue, compared to total revenue of $128.2 million of which $124.2 million was casino revenue for fiscal year 1997. The increase of $17.5 million or 13.7% in revenues relates to a full year of operations of GPRI which commenced July 12, 1996 and the addition of the 241-room hotel at the Isle-Lake Charles. Operating income before management fees for fiscal year 1998 totaled $23.4 million or 16.1% of total revenue, compared to an operating income of $15.0 million or 11.7%, which includes a settlement charge of $.7 million related to the Louisiana Double Jackpot Dispute and is before preopening expenses of $2.5 million, for fiscal year 1997. The increase in operating income of $8.4 million or 56.0% is primarily due to the addition of the second riverboat casino, the new hotel and management's continued efforts to reduce operating expenses combined with improved direct response marketing.

Pompano Park

  For fiscal year 1998, the Pompano Park had total revenue of $26.4 million of which $22.6 million was pari-mutuel commissions, simulcast fees and admissions, compared to total revenue of $23.4 million of which $19.4 million was pari-mutuel commissions, simulcast fees and admissions for fiscal year 1997. The increase of $3.0 million or 12.8% in revenues was substantially due to the improved management of dark day simulcasting which began in May 1996 and the addition of a limited stakes poker room in January 1997. Operating income for fiscal year 1998 totaled $1.6 million or 6.1% of total revenue, compared to $0.1 million or 0.4%, for fiscal year 1997 resulting in an increase of $1.5 million, primarily related to increased simulcasting, combined with management's expense reduction efforts.

 Fiscal Year Ended April 27, 1997--Consolidated Company

  Total revenue for the fiscal year ended April 27, 1997 was $373.4 million which included $322.7 million of casino revenue, $9.5 million of rooms revenue, $2.1 million of management fees, $19.4 million of pari-mutuel commissions, simulcast fees and admissions, and $19.7 million of food, beverage and other revenue. The consolidated revenue of the Company has been impacted by the inclusion of the Isle-Bossier City and the Isle- Lake Charles into the Company's consolidated financial statements since August 6, 1996 and by the GPRI operations since July 12, 1996. Revenues do not reflect the retail value of any complimentaries. Also, as a result of the LRGP Acquisition, management fees were not reported for the periods subsequent to the date of acquisition because these amounts were eliminated in consolidation.

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

  Operating expenses for the fiscal year ended April 27, 1997 also included room expenses of $2.3 million from the hotels at the Isle-Biloxi and the Isle-Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

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

  Depreciation and amortization expense was $27.1 million for the fiscal year ended April 27, 1997. These expenses related to capital expenditures and acquisition of leasehold improvements, and berthing and concession rights, as well as the amortization of intangible assets.

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

  The Company had a loss before extraordinary item of $8.8 million for the fiscal year ended April 27, 1997, primarily as a result of the settlement of the Louisiana Double Jackpot dispute which resulted in a charge of $2.4 million, net of taxes, a valuation charge of $4.1 million, net of taxes, taken against the Company's property held for development or sale and the increased competition within the Company's markets beginning in the quarter ended October 31, 1996. In addition, the Company recorded an extraordinary after-tax charge of $12.3 million primarily resulting from the issuance of the Senior Secured Notes in August 1996. The tax benefit resulting from this extraordinary loss was $6.6 million. The Company's effective tax rate of approximately 27.9% for the fiscal year ended April 27, 1997 was less than the statutory rate primarily due to non-deductible goodwill amortization of certain intangible assets and the valuation allowance.

 Fiscal Year Ended April 30, 1996--Consolidated Company

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

  Operating expenses for the fiscal year ended April 30, 1996 also included room expenses of $2.9 million from the hotel at the Isle-Biloxi. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

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

  Marketing and administrative expenses totaled $58.6 million for fiscal 1996. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees, property taxes and franchise taxes. The administrative expenses also include a $1.5 million charge for costs associated with the September 1995 withdrawal of the Company's registration statement and cancellation of its previously planned public offering of securities and $2.5 million in administrative and promotional expenses for Pompano Park.

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

  Interest expense was $13.9 million, net of interest income of $1.4 million and net of capitalized interest of $1.5 million, in fiscal 1996. Interest expense relates to the indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights including debt incurred to finance the new hotel and pavilion and furniture, fixtures and equipment at the Isle-Biloxi, as well as additional indebtedness relating to land purchased for new development and the acquisition of Pompano Park.

  The Company had net income of $1.6 million for fiscal 1996. This included an $11.8 million pretax one-time charge which included $9.3 million related to the write-down of two riverboats, a barge and certain gaming equipment, all of which were reclassified during the year as being held for sale, as well as $2.5 million related to abandoned projects and certain other costs associated with a change in executive management. In addition, the Company incurred a $0.3 million charge in connection with accounting for deferred taxes related to its investments in SCGC and a $1.2 million pretax loss on disposal of an airplane and other equipment. The Company's net income for fiscal 1996 includes $16.4 million, representing the Company's equity in the income of LRGP and SCGC (which includes $1.3 million for the Company's share of the net losses of SCGC). The Company also incurred a pretax charge of approximately $1.5 million for legal, printing and accounting costs associated with the September 1995 withdrawal of the Company's registration statement and the proposed transactions relating thereto. The Company's effective income tax rate was 73% for fiscal 1996. The high effective tax rate was due to a $0.7 million fourth quarter adjustment to prior years' taxes and the exclusion of the Company's share of the net loss of SCGC in its calculation of income taxes. Earnings per share were $0.10 in fiscal 1996.

 Fiscal Year Ended April 27, 1997 Compared to Fiscal Year Ended April 30, 1996--Operating Results--By Location

Isle-Biloxi

  For the fiscal year ended April 27, 1997 the Isle-Biloxi had total revenue of $89.5 million of which $75.3 million was casino revenue, compared to total revenue of $74.8 million of which $66.3 million was casino revenue for fiscal year 1996. The increase of $14.7 million or 19.7% in revenues relates to increased occupancy and a full period of operations of its 367-room hotel which opened on August 1, 1995. Operating income before management fees for fiscal year 1997 totaled $14.4 million or 16.2% of total revenue, compared to $10.4 million or 13.9%, before preopening expenses of $1.3 million, for fiscal year 1996. The increase of $4.0 million or 38.5% in operating income and operating income margin are primarily due to full period operations and improved operating efficiencies following the start up of hotel operations.

Isle-Vicksburg

  For fiscal year 1997, the Isle-Vicksburg had total revenue of $53.0 million of which $50.5 million was casino revenue, compared to total revenue of $59.6 million of which $57.7 million was casino revenue for fiscal year 1996. Operating income before management fees for fiscal year 1997 totaled $9.1 million or 17.2% of total revenue, compared to $12.1 million or 20.3%, for fiscal year 1996. The decrease of $6.6 million or 11.1% and $3.0 million or 24.8%, respectively, in revenue and operating income is primarily a result of increased competition and overall weakness of the market.

Isle-Bossier City

  For fiscal year 1997, the Isle-Bossier City had total revenue of $143.9 million of which $136.2 million was casino revenue, compared to total revenue of $154.6 million of which $145.6 million was casino revenue for fiscal year 1996. Operating income before management fees for fiscal year 1997, which includes a settlement charge of $7.4 million related to the Louisiana Double Jackpot Dispute and $2.4 million of expenses related to the Bossier City Head Tax Case, totaled $16.7 million or 11.6% of total revenue, compared to $43.1 million or 27.9%, for fiscal year 1996. The general decrease in revenue of $10.7 million or 6.9% and operating income of $26.4 million or 61.3%, primarily reflects the impact of the changes described above, increased promotional activities by the Isle-Bossier City and its competitors in the market and the addition of a new competitor into the market in October 1996.

Isle-Lake Charles

  For fiscal year 1997, the Isle-Lake Charles had total revenue of $128.2 million of which $124.2 million was casino revenue, compared to total revenue of $57.3 million of which $56.6 million was casino revenue for fiscal year 1996. The increase in revenues of $70.9 million or 123.7% relates to the opening of its expanded land-based pavilion in May 1996 and the commencement of operations of GPRI on July 12, 1996. Operating income before management fees for fiscal year 1997 totaled $15.0 million or 11.7% of total revenue, before preopening expenses associated with a second riverboat of $2.5 million compared to an operating income of $4.6 million or 8.0%, before preopening expenses of $4.2 million, for fiscal year 1996. The increase in operating income of $10.4 million or 226.1% is a result of the addition of the second riverboat casino and the Company's efforts to reduce operating expenses.

Pompano Park

  For fiscal year 1997, the Pompano Park had total revenue of $23.4 million of which $19.4 million was pari-mutuel commissions, simulcast fees and admissions, compared to total revenue of $17.5 million of which $15.1 million was pari-mutuel commissions, simulcast fees and admissions for fiscal year 1996. The increase in revenues of $5.9 million or 33.7% was substantially due to the beginning of dark day simulcasting in May 1996 and the addition of a limited stakes poker room in January 1997. Operating income for fiscal year 1997 totaled $0.1 million or 0.4% of total revenue, compared to $0.3 million or 1.7%, for fiscal year 1996 or a decrease of $0.2 million or 66.7%.

LIQUIDITY AND CAPITAL RESOURCES

  At April 26, 1998, the Company had cash and cash equivalents of $52.5 million compared to $51.8 million at April 27, 1997 and approximately $5.5 million available under lines of credit. Fiscal 1998 operating activities provided $65.3 million of cash flow to the Company as compared to $17.8 million in fiscal 1997. The increase in cash flow from operating activities is due to significantly improved operating results and income tax refunds related to prior years taxes.

  The Company invested $65.5 million in property and equipment in fiscal 1998, primarily for the construction of its 241-room Inn at the Isle hotel at the Isle-Lake Charles which commenced operations in September 1997, and for the development of the Isle-Black Hawk, which is currently under construction and scheduled to open in late 1998 or early 1999. Additionally, capital expenditures were made in connection with the completion of the remodeling of the pavilion and the addition of Farraddays' restaurant at the Isle-Bossier City, which opened in July 1997, the addition of Farraddays' restaurant at the Isle-Lake Charles, which opened in September 1997, and the addition of Farraddays' restaurants at the Isle-Biloxi and Isle-Vicksburg, which opened December 1997. The Company has also incurred capital expenditures of $5.7 million related to the planned development of a 305-room all suite hotel at the Isle-Bossier City. The all suite hotel at the Isle-Bossier City is expected to open in the spring of 1999.

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

  On August 6, 1996, the Company issued $315.0 million of 12 1/2% Senior Secured Notes due 2003. Interest on the Senior Secured Notes is payable semiannually on each February 1 and August 1, commencing February 1, 1997, through maturity. Part of the proceeds from the Senior Secured Notes were used to retire or defease long-term debt, including the 11 1/2% First Mortgage Notes due 2001. The proceeds were also used to pay accrued interest and other costs of $16.4 million and to acquire the remaining 50% interest in LRGP and LRG Hotels, L.L.C. held by Louisiana Riverside Development, Inc. The consideration for the LRGP Acquisition included $85 million in cash, five year warrants to purchase 500,000 shares of common stock at an exercise price of $10.50 per share, and $1.5 million per year for seven years, payable monthly, beginning October 1, 1998.

  On August 20, 1997, Isle of Capri Black Hawk L.L.C., a joint venture of which the Company owns 60%, issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the Company. Interest is payable semiannually on each February 28 and August 31, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount equal to 5% of that company's Consolidated Cash Flow (as defined in the Indenture), provided that no contingent interest is payable prior to commencement of operations and may be deferred under certain circumstances. The net proceeds of the issuance are being used to fund the development of the Isle of Capri casino entertainment complex in Black Hawk, Colorado. Interest payments due on August 31, 1998 and February 28, 1999 have been placed in escrow at the discounted amount totaling $9.1 million at April 26, 1998. Additionally, the Company has provided a completion capital commitment of up to $5.0 million, which is required to be paid if the facility has not commenced operations by April 1, 1999. Construction of the facility is expected to be completed in late 1998 or early 1999.

  On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line to create a joint venture to be named Capri Cruises that will operate cruise ships in strategic markets. As of April 26, 1998, the Company had invested $1.7 million into this joint venture which is operating one cruise ship from the Port of New Orleans.

  The Company anticipates that its principal near-term capital requirements will relate to the completion of a 305-room hotel at the Isle-Bossier City, a 124-room hotel at the Isle-Vicksburg, and the completion of the Isle-Black Hawk. The Company also anticipates that capital improvements approximating $9.2 million will be made during fiscal 1999 to maintain its existing facilities and remain competitive in its markets.

  An important component of the Company's operating strategy will be to develop, open and operate, either directly, through a hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company has secured financing, not to exceed $19 million, of which no funds have been drawn as of April 26, 1998, and is currently constructing a 305-room all suite hotel, at an anticipated cost of $38 million, at the Isle-Bossier City. Construction of this hotel facility began on January 29, 1998, and the hotel is expected to open in the spring of 1999. Additionally, the Company began construction of a 124-room hotel at the Isle-Vicksburg on April 9, 1998, which is expected to open by the end of 1998. The hotel at the Isle-Vicksburg is expected to cost approximately $9.2 million. The Company is currently seeking financing and/or a joint venture partner or partners, among other alternatives, for the development of additional hotels, and is exploring other financing alternatives with respect to its existing hotel properties. Construction on these hotel facilities will not begin until such financing and/or a joint venture partner or partners are obtained.

  Although the Company is not presently committed to making any significant capital expenditures at certain of its existing properties or investment into new gaming markets, the Company believes that, in addition to developing hotels, it may be necessary to make certain capital improvements to its land-based facilities at the Isle-Lake Charles and that enhancements to its non-gaming amenities will be important to its operations. The Company may, in the future, also consider expanding its casino square footage and hotel capacity at the Isle-Biloxi. In addition, the Company is considering making investments in other gaming opportunities as well as in jurisdictions in which gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

  The Company expects that available cash and cash from future operations, as well as current financing arrangements, will be adequate to fund the hotel expansion at the Isle-Bossier City and the Isle-Vicksburg, planned capital expenditures, debt service and working capital requirements. However, no assurance can be made that the Company will have sufficient capital resources to make all of the expenditures described above or such capital investments that may be necessary to remain competitive in the Company's markets. In addition, the Indenture governing the Senior Secured notes places certain limits on the Company's ability to incur additional indebtedness and to make certain investments. The Company is highly leveraged and, as a result, may be unable to obtain debt or equity financing on terms acceptable to the Company. As a result, limitations on the Company's capital resources could delay certain plans with respect to capital improvements at its existing properties. Furthermore, the Company will continue to evaluate its planned capital expenditures at each location in light of the operating performance of the respective facilities at such locations.

YEAR 2000 COMPLIANCE

  The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 issues (i.e., computer applications that use only two digits to identify a year and could produce erroneous results after 1999). The Company does not expect any material cost to be incurred to modify its information technology infrastructure in order to be Year 2000 compliant, as all software needed will be provided by the respective information technology vendors at no charge to the Company. The Company has obtained assurances from its software vendors with respect to Year 2000 issues and does not anticipate any material disruption in its operations. The Company expects to have all software modifications in place by April 1999. The date which the Company believes it will complete the Year 2000 modifications is based on information obtained by management from its information technology vendors, which could be impacted if these third party companies are not compliant in a timely manner.

ITEM 8. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
CASINO AMERICA, INC.
  Report of Independent Auditors..........................................  40
  Consolidated Balance Sheets, April 26, 1998 and April 27, 1997..........  41
  Consolidated Statements of Operations, Years ended April 26, 1998, April
   27, 1997 and April 30, 1996............................................  42
  Consolidated Statements of Stockholders' Equity, Years ended April 26,
   1998, April 27, 1997 and April 30, 1996................................  43
  Consolidated Statements of Cash Flows, Years ended April 26, 1998, April
   27, 1997 and April 30, 1996............................................  44
  Notes to Consolidated Financial Statements..............................  46

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Casino America, Inc.

  We have audited the accompanying consolidated balance sheets of Casino America, Inc. as of April 26, 1998 and April 27, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 26, 1998, April 27, 1997 and April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Casino America, Inc. at April 26, 1998 and April 27, 1997, and the consolidated results of its operations and its cash flows for the years ended April 26, 1998, April 27, 1997 and April 30, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Chicago, Illinois
June 10, 1998

                              CASINO AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS; EXCEPT SHARE DATA)

                                                                    APRIL    APRIL
                              ASSETS                               26, 1998 27, 1997
                              ------                               -------- --------
Current assets:
  Cash and cash equivalents....................................... $ 52,460 $ 51,846
  Accounts receivable:
    Related parties...............................................       79       55
    Other.........................................................    5,636    4,793
  Income tax receivable...........................................    3,563   11,014
  Deferred income taxes...........................................    3,279    5,350
  Prepaid expenses and other assets...............................    4,240    5,097
                                                                   -------- --------
      Total current assets........................................   69,257   78,155
Property and equipment--net.......................................  333,811  285,234
Other assets:
  Investment in and advances to joint ventures....................    1,709       --
  Property held for development or sale...........................    7,943    7,943
  Licenses and other intangible assets, net of accumulated
   amortization of $6,058 and $2,894, respectively................   66,833   69,997
  Goodwill, net of accumulated amortization of $6,023 and $2,963,
   respectively...................................................   60,028   66,297
  Berthing, concession, and leasehold rights, net of accumulated
   amortization of $1,836 and $1,522, respectively................    4,432    4,746
  Deferred financing costs, net of accumulated amortization of
   $3,073 and $1,378, respectively................................   15,313   11,565
  Restricted cash.................................................   50,341       --
  Prepaid deposits and other .....................................    6,068    4,484
                                                                   -------- --------
      Total assets................................................ $615,735 $528,421
                                                                   ======== ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Current maturities of long-term debt............................ $ 12,453 $ 14,905
  Accounts payable--trade.........................................   14,365   10,871
  Accrued liabilities:
    Interest......................................................   11,771    9,898
    Payroll and related...........................................   17,854   16,238
    Property and other taxes......................................   10,095    6,669
    Progressive jackpots and slot club awards.....................    3,505    5,566
    Other.........................................................    7,912    5,391
                                                                   -------- --------
      Total current liabilities...................................   77,955   69,538
Long-term debt, less current maturities...........................  429,642  364,617
Deferred income taxes.............................................   16,155   16,293
Minority interest.................................................    5,852       --
Stockholders' equity:
  Preferred stock, $.01 par value; 2,050,000 shares and 2,050,000
   shares, respectively, authorized; none issued..................       --       --
  Common stock, $.01 par value; 45,000,000 shares authorized;
   shares issued and outstanding: 23,568,562 and 23,345,287,
   respectively...................................................      236      233
  Class B common stock, $.01 par value; 3,000,000 shares
   authorized; none issued........................................       --       --
  Additional paid-in capital......................................   63,146   62,538
  Retained earnings...............................................   22,749   15,202
                                                                   -------- --------
      Total stockholders' equity..................................   86,131   77,973
                                                                   -------- --------
      Total liabilities and stockholders' equity.................. $615,735 $528,421
                                                                   ======== ========

                See notes to consolidated financial statements.

                              CASINO AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FISCAL YEAR ENDED
                                                 ----------------------------
                                                  APRIL     APRIL     APRIL
                                                 26, 1998  27, 1997  30, 1996
                                                 --------  --------  --------
Revenue:
  Casino........................................ $388,223  $322,677  $123,936
  Rooms.........................................    9,528     9,483     4,422
  Management fee--joint ventures................       --     2,110     6,308
  Pari-mutuel commissions and fees..............   22,565    19,405    15,063
  Food, beverage, and other.....................   20,500    19,716     8,234
                                                 --------  --------  --------
    Total revenue...............................  440,816   373,391   157,963
Operating expenses:
  Casino........................................   76,072    64,301    26,484
  Rooms.........................................    3,271     2,316     2,911
  Gaming taxes..................................   78,586    61,769    15,116
  Pari-mutuel...................................   16,315    15,987    11,375
  Food and beverage.............................   13,379    14,280     5,745
  Marine and facilities.........................   26,203    20,717    10,109
  Marketing and administrative..................  132,300   128,849    58,625
  Valuation charge..............................       --     7,000     9,257
  Restructuring charge..........................       --        --     2,541
  Preopening expenses...........................       --     2,500     1,311
  Depreciation and amortization.................   33,588    27,149    12,111
                                                 --------  --------  --------
    Total operating expenses....................  379,714   344,868   155,585
                                                 --------  --------  --------
Operating income................................   61,102    28,523     2,378
Interest expense................................  (51,579)  (40,332)  (15,293)
Interest income:
  Unconsolidated joint ventures.................       --       203       747
  Other.........................................    4,702     1,418       622
Minority interest...............................      819        --        --
Equity in income (loss) of unconsolidated joint
 ventures.......................................       --      (166)   16,434
                                                 --------  --------  --------
Income (loss) before income taxes and
 extraordinary item.............................   15,044   (10,354)    4,888
Income tax provision (benefit)..................    7,497    (1,560)    3,333
                                                 --------  --------  --------
Income (loss) before extraordinary item.........    7,547    (8,794)    1,555
Extraordinary loss on extinquishment of debt,
 net of applicable tax benefit of ($0, $6,600,
 $0)............................................       --   (12,257)       --
                                                 --------  --------  --------
Net income (loss)............................... $  7,547  $(21,051) $  1,555
                                                 ========  ========  ========
Earnings per share of common stock:
Earnings per common share:
  Income (loss) before extraordinary item....... $   0.32  $  (0.39) $   0.10
  Extraordinary loss............................ $     --  $  (0.55) $     --
                                                 --------  --------  --------
  Net income (loss)............................. $   0.32  $  (0.94) $   0.10
                                                 ========  ========  ========
Earnings per common share--assuming dilution:
  Income (loss) before extraordinary item....... $   0.32  $  (0.39) $   0.10
  Extraordinary loss............................ $     --  $  (0.55) $     --
                                                 --------  --------  --------
  Net income (loss)............................. $   0.32  $  (0.94) $   0.10
                                                 ========  ========  ========
Weighted average diluted shares.................   23,465    22,483    15,650

                See notes to consolidated financial statements.

                              CASINO AMERICA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                           SHARES OF         ADDITIONAL               TOTAL
                             COMMON   COMMON  PAID-IN   RETAINED  STOCKHOLDERS'
                             STOCK    STOCK   CAPITAL   EARNINGS     EQUITY
                           ---------- ------ ---------- --------  -------------
Balance, April 30, 1995... 14,853,124  $149   $ 7,168   $ 34,698    $ 42,015
  Issuance of common stock
   for Rights Offering....  1,020,940    10     5,988         --       5,998
  Exercise of stock
   options................    145,218     1       566         --         567
  Issuance of stock for
   compensation...........     18,100    --       115         --         115
  Issuance of stock for
   services...............      1,500    --        20         --          20
  Net income..............         --    --        --      1,555       1,555
                           ----------  ----   -------   --------    --------
Balance, April 30, 1996... 16,038,882   160    13,857     36,253      50,270
  Issuance of common stock
   for Rights Offering....  3,079,980    31    17,850         --      17,881
  Issuance of common stock
   for acquisitions.......  4,100,000    41    27,074         --      27,115
  Issuance of warrants for
   acquisitions...........         --    --     3,333         --       3,333
  Exercise of stock
   options................     65,625     1       165         --         166
  Issuance of stock for
   compensation...........     60,800    --       259         --         259
  Net loss................         --    --        --    (21,051)    (21,051)
                           ----------  ----   -------   --------    --------
Balance, April 27, 1997... 23,345,287   233    62,538     15,202      77,973
  Exercise of stock
   options................      8,438    --         8         --           8
  Issuance of stock for
   deferred financing
   costs..................    174,337     2       498         --         500
  Issuance of stock for
   compensation...........     40,500     1       102         --         103
  Net income..............         --    --        --      7,547       7,547
                           ----------  ----   -------   --------    --------
Balance, April 26, 1998... 23,568,562  $236   $63,146   $ 22,749    $ 86,131
                           ==========  ====   =======   ========    ========


                See notes to consolidated financial statements.

                              CASINO AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                      FISCAL YEAR ENDED
                                                 -----------------------------
                                                 APRIL 26,   APRIL     APRIL
                                                   1998     27, 1997  30, 1996
                                                 ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................  $   7,547  $(21,051) $  1,555
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization................     33,588    27,149    12,111
  Amortization of bond discount and deferred
   financing costs.............................      1,926     1,294       705
  Deferred income taxes........................      5,303    (1,837)   (1,440)
  Equity in (income) loss of unconsolidated
   joint ventures..............................         --       166   (16,434)
  Write-down of assets held for sale...........         --     7,000     9,257
  Extraordinary item (net of taxes)............         --    12,257        --
  Minority interest............................       (819)       --        --
  Other........................................         --       445     1,346
  Changes in current assets and liabilities,
   net of acquisitions:
    Receivables................................      6,324    (4,971)      179
    Prepaid expenses and other assets..........      1,168      (854)      675
    Accounts payable and accrued expenses......     10,272    (1,843)    3,802
                                                 ---------  --------  --------
Net cash provided by operating activities......     65,309    17,755    11,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.............    (65,455)  (21,490)  (22,201)
Net cash paid for acquisitions.................         --   (80,495)   (7,959)
Proceeds from disposals of property and
 equipment.....................................        251       739     2,767
Investments in and advances to joint ventures..     (2,628)    1,845     3,014
(Increase) decrease in restricted cash.........    (50,341)       --    12,171
Deposits and other.............................     (1,555)    1,976    (1,332)
                                                 ---------  --------  --------
Net cash used in investing activities..........   (119,728)  (97,425)  (13,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings.......................     72,000   318,168    10,500
Principal payments on borrowings and cash paid
 to retire debt................................    (14,823) (210,341)  (14,908)
Deferred financing costs.......................     (2,152)  (12,943)     (785)
Proceeds from sale of stock and exercise of
 options.......................................          8    18,047     6,565
                                                 ---------  --------  --------
Net cash provided by financing activities......     55,033   112,931     1,372
                                                 ---------  --------  --------
Net increase (decrease) in cash and cash
 equivalents...................................        614    33,261      (412)
Cash and cash equivalents at beginning of year.     51,846    18,585    18,997
                                                 ---------  --------  --------
Cash and cash equivalents at end of year.......  $  52,460  $ 51,846  $ 18,585
                                                 =========  ========  ========

                See notes to consolidated financial statements.

                              CASINO AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                       FISCAL YEAR ENDED
                                                    -------------------------
                                                     APRIL    APRIL    APRIL
                                                    26 1998  27 1997  30 1996
                                                    -------  -------  -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments (receipts) for:
  Interest......................................... $50,479  $37,092  $15,942
  Income taxes--net of refunds.....................  (4,840)   9,328     (341)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Debt issued for:
  Underwriting fees on first mortgage notes........ $ 3,000  $    --  $    --
  Land.............................................   7,504       --       --
  Property and equipment...........................   1,615      514    4,316
  Financing costs..................................      --    1,073      855
Acquisitions:
  Debt assumed.....................................      --  (37,142)      --
  Stock issued.....................................      --  (27,115)      --
  Warrants issued..................................      --   (3,333)      --
Other:
  Deferred financing costs funded through issuance
   of common stock.................................     500       --       --
  Construction costs funded through accounts
   payable.........................................   1,614       --       --


                See notes to consolidated financial statements.

                             CASINO AMERICA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of Casino America, Inc. and its subsidiaries (the Company). On May 3, 1996, the Company acquired 100% of Grand Palais Riverboat, Inc. (GPRI) and a 50% interest in St. Charles Gaming Company, Inc. (SCGC). On August 6, 1996 the Company acquired the 50% interests in Louisiana Riverboat Gaming Partnership (LRGP) and LRG Hotels, LLC and LRGP's 50% interest in SCGC, which were owned by outside parties. As of August 6, 1996, LRGP, LRG Hotels, LLC and SCGC became wholly-owned subsidiaries of the Company. Prior to this date, the Company's investments in these subsidiaries were accounted for using the equity method of accounting. On April 25, 1997, Isle of Capri Black Hawk L.L.C. ("ICBH"), a Colorado limited liability company, was formed. ICBH is owned by Casino America of Colorado, Inc. ("Casino America of Colorado"), a wholly-owned subsidiary of the Company and a third party. ICBH is a Development Stage Company and has not commenced gaming operations. The principal purpose of ICBH is to develop and operate a casino entertainment complex in Black Hawk, Colorado (the "Isle-Black Hawk"), which is anticipated to open in late 1998 or early 1999. As of April 26, 1998, Casino America of Colorado owned 60% of ICBH, making it a consolidated subsidiary of the Company. As such the operating results of ICBH are reflected in the consolidated operating results of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

  Certain reclassifications have been made to the prior-year financial statements to conform to the fiscal 1998 presentation.

  The Company is engaged in the business of developing, owning, and operating riverboat, dockside and land-based casinos and related facilities. The Company commenced operations in Biloxi, Mississippi, and Vicksburg, Mississippi, on August 1, 1992 and August 9, 1993, respectively. LRGP commenced operations in Bossier City, Louisiana on May 20, 1994 and SCGC and GPRI commenced operations in Lake Charles, Louisiana on July 29, 1995 and July 12, 1996, respectively. The Company, through its subsidiary, ICBH, has applied for a Colorado gaming license.

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

 Fiscal Year End

  Effective April 27, 1997, the Company changed from an April 30 fiscal year end to a fiscal year consisting of four, thirteen week quarters, which is also known as a "four-five-four" fiscal year. This "four-five-four" fiscal year creates more comparability of the Company's quarterly operations, by having an equal number of weeks (13) and week-end days (26) in each quarter. Fiscal 1998 commenced on April 28, 1997 and ended April 26, 1998.

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are placed primarily with a high-credit-quality financial institution. At April 26, 1998, cash equivalents were invested primarily in short-term commercial paper and treasuries. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

                             CASINO AMERICA, INC.

 Property and Equipment

  Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                           YEARS
                                                                           -----
      Leasehold improvements.............................................. 10-31
      Buildings and improvements..........................................    25
      Riverboats and floating pavilions...................................    25
      Furniture, fixtures, and equipment..................................  5-10

  Interest capitalized during the years ended April 26, 1998, April 27, 1997 and April 30, 1996 totaled $2,699,000, $0 and $1,525,000, respectively.
Depreciation expense for the years ended April 26, 1998, April 27, 1997 and April 30, 1996 totaled $27,125,000, $22,740,000 and $11,788,000, respectively.

 Debt Acquisition Costs

  The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

 Berthing, Concession, and Leasehold Rights

  Berthing, concession, and leasehold rights are recorded at cost and are being amortized over approximately twenty years using the straight-line method.

 Other Assets

  Licenses and other intangible assets--principally represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of SCGC, GPRI and LRGP. These assets are being amortized over a twenty-five-year period using the straight-line method.

  Goodwill--reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of SCGC, GPRI and LRGP. Goodwill is being amortized over a twenty-five-year period using the straight line method.

  Restricted cash--represents cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by ICBH (the "First Mortgage Notes") held in trust by IBJ Schroder Bank and Trust in New York, as trustee for ICBH, a majority owned subsidiary of the Company. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve) with usage restricted by an indenture between ICBH and the trustee, dated August 20, 1997 in connection with issuance of the ICBH First Mortgage Notes (the "Indenture"). Approximately $34.7 million in the Construction Disbursement Account will be used for the development, construction and opening of a casino entertainment complex by ICBH in Colorado. Approximately $5.1 million in the Completion Reserve Account will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. Approximately $9.1 million in the Interest Reserve Account will be used to pay the first three fixed interest payments on the ICBH First Mortgage Notes (the first of which was made on February 28, 1998) which were issued pursuant to the Indenture.

                             CASINO AMERICA, INC.

 Revenue and Promotional Allowances

  Casino revenue is the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive electronic gaming device jackpots.

  Revenue does not include the retail amount of food, beverage, and other items provided gratuitously to customers, which totaled $37,011,000, $30,259,000 and $13,797,000 for the years ended April 26, 1998, April 27, 1997 and April 30, 1996, respectively. The estimated cost of providing such complimentary services, which is included in casino expense, was $32,596,000, $24,911,000 and $11,608,000 for the years ended April 26, 1998, April 27, 1997 and April 30, 1996, respectively.

 Advertising Costs

  Advertising costs are expensed as incurred. Advertising expense for the years ended April 26, 1998, April 27, 1997 and April 30,1996 totaled $10,696,000, $15,696,000 and $7,085,000, respectively.

 Preopening Expenses

  Preopening expenses, which consist principally of payroll and marketing costs, are expensed as incurred.

 Earnings per Common Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                             CASINO AMERICA, INC.

  The following table sets forth the computation of basic and diluted earnings per share:

                                                    FISCAL YEAR ENDED
                                           ------------------------------------
                                            APRIL 26,   APRIL 27,    APRIL 30,
                                              1998        1997         1996
                                           ----------- -----------  -----------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Numerator:
  Income (loss) before extraordinary item. $     7,547 $    (8,794) $     1,555
  Extraordinary loss......................          --     (12,257)          --
                                           ----------- -----------  -----------
  Net income (loss).......................       7,547     (21,051)       1,555
  Numerator for basic earnings per share--
   income available to common
   stockholders...........................       7,547     (21,051)       1,555
  Effect of dilutive securities...........          --          --           --
                                           ----------- -----------  -----------
    Numerator for diluted earnings per
     share--income available to common
     stockholders after assumed
     conversions.......................... $     7,547 $   (21,051) $     1,555
                                           =========== ===========  ===========
Denominator:
  Denominator for basic earnings per
   share--weighted--average shares........  23,455,338  22,483,270   15,084,679
  Effect of dilutive securities
    Employee stock options................       9,508          --      290,766
    Warrants..............................          --          --      274,187
                                           ----------- -----------  -----------
  Dilutive potential common shares........       9,508          --      564,953
    Denominator for diluted earnings per
     share--adjusted weighted--average
     shares and assumed conversions.......  23,464,846  22,483,270   15,649,632
                                           =========== ===========  ===========
BASIC EARNINGS PER SHARE:
  Income (loss) before extraordinary item. $      0.32 $     (0.39) $      0.10
  Extraordinary loss......................          --       (0.55)          --
                                           ----------- -----------  -----------
  Net income (loss)....................... $      0.32 $     (0.94) $      0.10
                                           =========== ===========  ===========
DILUTED EARNINGS PER SHARE
  Income (loss) before extraordinary item. $      0.32 $     (0.39) $      0.10
  Extraordinary loss......................          --       (0.55)          --
                                           ----------- -----------  -----------
  Net income (loss)....................... $      0.32 $     (0.94) $      0.10
                                           =========== ===========  ===========

 Stock Options

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans and accordingly, does not recognize compensation cost.

2. ACQUISITIONS

 Grand Palais Riverboat, Inc.

  On May 3, 1996, the Company purchased all of the outstanding shares of common stock of GPRI in a bankruptcy proceeding. Pursuant to the Plan of Reorganization adopted in such bankruptcy proceeding, the Company purchased 100% of the shares of the reorganized GPRI, which at the time of closing owned the Grand Palais Riverboat, gaming equipment, certain other furniture, fixtures and equipment, all necessary gaming

                             CASINO AMERICA, INC.

licenses issued by the State of Louisiana, and other permits and authorizations. The acquisition was accounted for as a purchase, and the operating results of GPRI have been included in the Company's consolidated income statement from the date operations commenced. GPRI commenced operations on July 12, 1996 as part of a two-riverboat operation with SCGC. The aggregate consideration paid by the Company in connection with the GPRI acquisition was approximately $60.8 million, consisting of $7.5 million in cash, approximately $37.1 million in promissory notes and assumed indebtedness. The Company also issued 2,250,000 shares of its common stock, and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $10 per share, to GPRI's former secured debt holders. Additionally, in connection with the Grand Palais Acquisition, Bernard Goldstein, the Chairman of the Company, and three of his sons (including Robert Goldstein, a director of the Company) pledged certain of their assets for the issuance of a letter of credit to secure the repayment of a portion of the principal of certain notes issued to effect the Grand Palais Acquisition. The Company issued to two of Mr. Goldstein's sons (other than Robert Goldstein) a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $5.875 per share.

 St. Charles Gaming Company, Inc.

  On May 3, 1996, the Company purchased the remaining 50% interest in SCGC not already owned by LRGP (SCGC Acquisition), in exchange for 1,850,000 shares of the Company's common stock and a five-year warrant. The warrant allows the seller to convert its note payable to LRGP (up to a maximum of $5,000,000) to 416,667 shares of common stock of the Company at an exercise price of $12 per share. The purchase agreement also provided for the restructuring of certain indebtedness owed to the seller. The acquisition was accounted for as a purchase, however, the operating results of SCGC were still accounted for under the equity method of accounting as the Company did not obtain a controlling interest in SCGC.

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

3. ISLE OF CAPRI BLACK HAWK L.L.C.

  On April 25, 1997, a subsidiary of the Company, Casino America of Colorado, formed ICBH, a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold and Casino, Inc. The primary purpose of ICBH is to develop the Isle-Black Hawk, which is anticipated to open in late 1998 or early 1999. The Company's interest in the net loss of ICBH for fiscal 1998 was approximately $1.2 million, net of minority interest of $0.8 million. The net loss is comprised solely of interest expense on the $75,000,000, 13% First Mortgage Notes net of interest income on the restricted cash.

                             CASINO AMERICA, INC.

4. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                               APRIL    APRIL
                                                              26, 1998 27, 1997
                                                              -------- --------
                                                               (IN THOUSANDS)
      Property and equipment:
        Land and land improvements........................... $ 55,800 $ 35,468
        Leasehold improvements...............................   97,692   98,388
        Buildings and improvements...........................   49,668   32,358
        Riverboats and floating pavilions....................   92,974   92,876
        Furniture, fixtures, and equipment...................   87,902   81,214
        Construction in progress.............................   33,969    3,269
                                                              -------- --------
                                                               418,005  343,573
        Less: Accumulated depreciation.......................   84,194   58,339
                                                              -------- --------
                                                              $333,811 $285,234
                                                              ======== ========

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash equivalents--The carrying amounts approximate fair value because of the short maturity of these instruments.

  Restricted cash--The carrying amounts approximate fair value because of the short maturity of these instruments.

  Long-term debt--The fair value of the company's long-term debt is estimated based on the quoted market price of the underlying debt issue or the discounted cash flow of future payments utilizing current rates available to the company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

  The estimated carrying amounts and fair values of the Company's financial instruments are as follows:

                                              APRIL 26, 1998    APRIL 27, 1997
                                             ----------------- -----------------
                                             CARRYING   FAIR   CARRYING   FAIR
                                              AMOUNT   VALUE    AMOUNT   VALUE
                                             -------- -------- -------- --------
                                                       (IN THOUSANDS)
      Financial assets
        Cash equivalents.................... $ 52,460 $ 52,460 $ 51,846 $ 51,846
        Restricted cash.....................   50,341   50,341       --       --
      Financial liabilities
        Senior Secured Notes................ $315,000 $351,225 $315,000 $315,000
        First Mortgage Notes................   75,000   76,125       --       --
        Other long-term debt................   52,095   52,095   64,522   64,522

                             CASINO AMERICA, INC.

6. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                              APRIL    APRIL
                                                             26, 1998 27, 1997
                                                             -------- --------
                                                              (IN THOUSANDS)
12 1/2% senior secured notes................................ $315,000 $315,000
11 1/2% note payable, due in quarterly installments of
 $588,235, including interest, through June 2001............    7,647   10,000
Variable rate note (8 1/4% at April 26, 1998 and 9 1/2% at
 April 27, 1997), due in monthly installments of $196,500,
 including interest, through February 2000..................    4,320    6,678
Variable rate note (8.95% at April 26, 1998 and 9 1/2% at
 April 27, 1997), due in monthly installments of $137,283,
 including interest, with the remaining principal and
 interest due September 1999................................    2,162    3,437
9 1/4% note payable, due in monthly installments of
 $128,545, including interest, through July 1999............    1,674    2,994
6% note payable, due in monthly installments of $165,729,
 including interest, through October 1998...................      963    2,833
12 1/2% note payable, due in monthly installments of
 $125,000, including interest, beginning October 1997
 through October 2005.......................................    6,692    5,909
Variable rate note (10 1/2% at April 26, 1998 and April 27,
 1997), due in monthly installments of $188,000, including
 interest, with the remaining principal and interest due
 October 2000...............................................   13,109   13,912
8% note payable, due in monthly installments of $66,667,
 including interest, through July 2002......................    2,874    3,420
8% note payable, due in monthly installments of $11,365,
 including interest, through December 2015..................    1,285    1,317
Variable rate note (9 1/2% at April 26, 1998 and 9 1/4% at
 April 27, 1997), due in monthly installments ranging from
 $11,458 to $34,722, including interest, with the remaining
 principal and interest due June 2000.......................    4,028    4,445
9 1/4% note payable, due in monthly installments ranging
 from $46,045 to $97,595, including interest, through
 October 1999...............................................    1,995    2,706
13% First Mortgage Notes, due August 2004; non-recourse to
 Casino America.............................................   75,000       --
Other.......................................................    5,346    6,871
                                                             -------- --------
                                                              442,095  379,522
Less: Current maturities....................................   12,453   14,905
                                                             -------- --------
Long-term debt.............................................. $429,642 $364,617
                                                             ======== ========

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

      YEAR                                                            PERCENTAGE
      ----                                                            ----------
      2000...........................................................  106.250%
      2001...........................................................  103.125%
      2002 and thereafter............................................  100.000%

                             CASINO AMERICA, INC.

  The Senior Secured Notes restrict, among other things: (i) the incurrence of additional debt, except under certain circumstances including meeting certain pro forma coverage tests; (ii) the payment of dividends on and redemptions of capital stock; (iii) the businesses in which the Company may engage; (iv) the use of proceeds from the sale of assets; (v) transactions with affiliates;
(vi) the creation of liens; and (vii) sale and leaseback transactions. At April 26, 1998, no dividends were permitted to be paid under these restrictions.

  On August 20, 1997, ICBH issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest (the "ICBH First Mortgage Notes"), which is non-recourse debt to the Company. Interest on the ICBH First Mortgage Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the ICBH First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest is payable prior to commencement of the facility's operations. The ICBH First Mortgage Notes are redeemable at the option of ICBH, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

      YEAR                                                            PERCENTAGE
      ----                                                            ----------
      2001...........................................................  106.500%
      2002...........................................................  103.200%
      2003 and thereafter............................................  100.000%

  Beginning with the first operating year after the Isle-Black Hawk begins gaming operations, ICBH will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the ICBH First Mortgage Notes that may be purchased with 50% of the Isle-Black Hawk's excess cash flow, as defined.

  The Company has $5,500,000 available in bank lines of credit. As of April 26, 1998, the Company had no outstanding balances under these lines of credit.

  ICBH obtained a letter of credit as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reasons ICBH fails to complete the construction project. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by the Company and the balance is secured by the Company's open line of credit with the bank.

  As of April 26, 1998, the Company had secured financing to fund the development of an all-suite hotel at the Isle-Bossier City, not to exceed $19 million, of which no funds have been drawn.

  Substantially all of the Company's assets are pledged as collateral for long-term debt. At April 26, 1998, the Company was in compliance with all debt covenants.

                             CASINO AMERICA, INC.

  The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

      FOR THE FISCAL
       YEAR ENDING
      --------------
      (IN THOUSANDS)
       1999............................................................ $ 12,453
       2000............................................................   10,185
       2001............................................................   18,975
       2002............................................................    3,019
       2003............................................................    1,757
       Thereafter......................................................  395,706
                                                                        --------
                                                                        $442,095
                                                                        ========

7. LEASE COMMITMENTS

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

  In February 1995, in conjunction with its planned Cripple Creek Colorado operation, the Company entered into a land lease. The lease has an initial term of 25 years, with options to renew for seven additional terms of

                             CASINO AMERICA, INC.

10 years each. The base rent is $250,000 per year increased by $10,000 each year until the annual rent is $300,000. After seven years, and every two years thereafter, the annual rent is adjusted based on increases in the Consumer Price Index, limited to a 4% increase in any two-year period.

  In March and July 1995, the Company entered into agreements to lease the two parcels of land that comprise the Calcasieu Parish riverboat casino site. The lease has an initial term of five years with seven five-year renewal options. During the initial term, the leases require annual aggregate rental payments of $850,000 in years one through four, and $1,000,000 in year five, payable monthly. During the first renewal term, the rent will be increased annually by the greater of 5% or the percentage increase in the average Consumer Price Index for Calcasieu Parish, Louisiana for the previous twelve-month period. During the second through seventh renewal terms, the lessor and the Company will attempt to set the rent equal to 100% of the rent paid by other riverboat gaming operators in Louisiana and Mississippi for the comparable property usage, or if no agreement can be made, then the parties will appoint real estate appraisers to set the rent for each renewal term. However in no event shall the annual rent be less than $1,600,000 during the fourth and all subsequent renewal terms. In addition, the Company will pay all real estate taxes, except for taxes due on the unimproved value of the property.

  Minimum rental obligations under all noncancelable operating leases with terms of one year or more as of April 26, 1998, are as follows:

      FISCAL YEAR
        ENDING
      -----------
      (IN THOUSANDS)
       1999............................................................. $ 4,286
       2000.............................................................   3,200
       2001.............................................................   1,940
       2002.............................................................   1,451
       2003.............................................................   1,395
       Thereafter.......................................................  19,677
                                                                         -------
                                                                         $31,949
                                                                         =======

  Rent expense for operating leases was approximately $6,829,000, $7,140,000 and $4,076,000 for the years ended April 26, 1998, April 27, 1997 and April 30, 1996, respectively. Such amounts include contingent rentals of $2,682,000, $2,543,000 and $1,288,000 for the years ended April 26, 1998, April 27, 1997 and April 30,1996, respectively.

8. RELATED PARTY TRANSACTIONS

  During the year ended April 30, 1996, the Company incurred construction costs of approximately $2,391,000 which were paid to related parties. As of April 26, 1998 and April 27, 1997, there were no outstanding amounts owed to related parties for construction services.

  During the year ended April 30, 1996, the Company repaid $1,556,000 in loans and interest payable to the Chairman and Chief Executive Officer and a related party.

  On January 2, 1998, the Company acquired approximately 0.7 acres of property (the "Acquired Property") contiguous to the property being developed by ICBH. The acquired property will be used for the expansion of the entrance and the signage of the Isle-Black Hawk. On January 2, 1998, ICBH, as Lessee, entered into a lease agreement with the Company for the Acquired Property and will utilize the Acquired Property in developing the Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per

                             CASINO AMERICA, INC.

month, commencing July 15, 1998, and continuing until December 31, 2002, and thereafter on a year to year basis. During the term of the lease, ICBH has the right to purchase the property for $1,500,000 plus all interest and out-of-pocket costs that the Company incurred in connection with the purchase and ownership of the land, less any payments made by ICBH, as lessee.

  The Company provides management services to all of its wholly-owned riverboat casino entities, pursuant to respective management agreements. Management fees for these services are based upon a percentage of each entity's revenue and operating income, as defined in the management agreements. The revenue under the management agreements is eliminated through consolidation. However, the management services provided by the Company to LRGP and SCGC prior to these entities becoming wholly-owned subsidiaries of the Company as of the August 6, 1996 acquisition date, are reflected as management fee--joint ventures in the accompanying consolidated statements of operations.

9. INCOME TAXES

  Income tax expense (benefit) consist of the following:

                                                         FISCAL YEAR ENDED
                                                   -----------------------------
                                                   APRIL 26, APRIL 27, APRIL 30,
                                                     1998      1997      1996
                                                   --------- --------- ---------
                                                          (IN THOUSANDS)
      Current:
        Federal...................................  $1,131    $(6,219)  $ 3,976
        State.....................................   1,063       (104)      797
                                                    ------    -------   -------
                                                     2,194     (6,323)    4,773
      Deferred:
        Federal...................................   4,841     (1,569)   (1,561)
        State.....................................     462       (268)      121
                                                    ------    -------   -------
                                                     5,303     (1,837)   (1,440)
                                                    ------    -------   -------
                                                    $7,497    $(8,160)  $ 3,333
                                                    ======    =======   =======

  A reconciliation of income tax expense (benefit) to the statutory corporate federal tax rate of 35% is as follows:

                                                        FISCAL YEAR ENDED
                                                  ------------------------------
                                                  APRIL 26, APRIL 27,  APRIL 30,
                                                    1998      1997       1996
                                                  --------- ---------  ---------
                                                         (IN THOUSANDS)
      Statutory tax expense (benefit)............  $5,265   $(10,224)   $1,181
      Effects of:
        State taxes..............................     991        (68)    1,048
        Goodwill.................................   1,327        834        --
        Valuation allowance......................      --        903        --
        Adjustment to prior years' taxes.........      --         --       720
        Other--Net...............................     (86)       395       384
                                                   ------   --------    ------
                                                   $7,497   $ (8,160)   $3,333
                                                   ======   ========    ======

                             CASINO AMERICA, INC.

  Significant components of the Company's net deferred income tax liability are as follows:

                                                              APRIL     APRIL
                                                             26, 1998  27, 1997
                                                             --------  --------
                                                              (IN THOUSANDS)
      Deferred tax liabilities:
        Property and equipment.............................. $ 29,078  $ 30,646
        Other...............................................    1,402     1,042
                                                             --------  --------
      Total deferred tax liabilities........................   30,480    31,688
      Deferred tax assets:
        Dividends...........................................      350       496
        Write-down of assets held for sale..................    5,690     5,690
        Preopening costs....................................      291     2,514
        Accrued expenses....................................    3,837     5,836
        Charitable contribution carryover...................      434        --
        Alternative minimum tax credit......................    3,353     3,775
        Net operating losses................................   16,218    17,591
        Other...............................................      493     1,600
                                                             --------  --------
      Total deferred tax assets.............................   30,666    37,502
      Valuation allowance on deferred tax assets............  (13,062)  (16,757)
                                                             --------  --------
      Net deferred tax assets...............................   17,604    20,745
                                                             --------  --------
      Net deferred tax liabilities.......................... $ 12,876  $ 10,943
                                                             ========  ========

  At April 26, 1998, the Company's alternative minimum tax credit can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 26, 1998, the Company has federal net operating loss carry-forwards of $38,410,000 for income tax purposes, with expiration dates from 2008 to 2012. Approximately $31,320,000 of net operating losses are subject to limitation under the income tax regulations, which may limit the amount ultimately utilized.

  The utilization of pre-acquisition net operating losses of approximately $3.3 million, during fiscal 1998, resulted in a reduction to goodwill.

9. COMMON STOCK

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

                             CASINO AMERICA, INC.

  Stock options outstanding are as follows:

                                        WEIGHTED            WEIGHTED
                                        AVERAGE             AVERAGE
                               1998     EXERCISE   1997     EXERCISE   1996
                              OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS
                             ---------  -------- ---------  -------- ---------
Outstanding options at
 beginning of fiscal year... 1,980,138   $6.49   1,518,188   $8.30   1,327,599
Options granted............. 1,096,500    3.41     777,500    3.56     493,375
Options exercised...........    (8,438)   0.89     (65,625)   3.86    (145,218)
Options canceled............  (350,001)   6.78    (249,925)   9.06    (157,568)
                             ---------           ---------           ---------
Outstanding options at end
 of fiscal year............. 2,718,199   $5.24   1,980,138   $6.49   1,518,188
                             =========           =========           =========

  Weighted average fair value of options granted during fiscal 1998 and 1997 was $2.35 and $4.54, respectively.

  The following table summarizes information about stock options outstanding at April 26, 1998:

                              OPTIONS OUTSTANDING    OPTIONS EXERCISABLE
                           ------------------------- --------------------
                                            WEIGHTED             WEIGHTED
  RANGES OF                WEIGHTED AVERAGE AVERAGE              AVERAGE
  EXERCISE       NUMBER       REMAINING     EXERCISE   NUMBER    EXERCISE
   PRICES      OUTSTANDING CONTRACTUAL LIFE  PRICE   EXERCISABLE  PRICE
  ---------    ----------- ---------------- -------- ----------- --------
$  .89-$ 5.69   1,907,937        8.60 years  $ 3.55    340,962    $ 4.41
  5.88- 11.25     546,762        7.43          7.00    274,868      7.28
 11.56- 18.00     263,500        5.55         13.81    258,000     13.85
                ---------                              -------
$  .89-$18.00   2,718,199        8.07        $ 5.24    873,830    $ 8.10
                =========                              =======

  Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation. Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant dates for awards in fiscal years 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts disclosed below:

                                                         FISCAL YEAR ENDED
                                                   ------------------------------
                                                   APRIL 26, APRIL 27,  APRIL 30,
                                                     1998      1997       1996
                                                   --------- ---------  ---------
                                                     (IN THOUSANDS, EXCEPT PER
                                                            SHARE DATA)
      NET INCOME (LOSS)
        As reported...............................  $7,547   $(21,051)   $1,555
        Pro forma.................................  $6,798   $(21,527)   $1,470
      EARNINGS PER COMMON SHARE
      Basic
        As reported...............................  $ 0.32   $  (0.94)   $ 0.10
        Pro forma.................................  $ 0.29   $  (0.96)   $ 0.10
      Diluted
        As reported...............................  $ 0.32   $  (0.94)   $ 0.10
        Pro forma.................................  $ 0.29   $  (0.96)   $ 0.09

  The earnings per common share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                             CASINO AMERICA, INC.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 1998, 1997 and 1996: options vest at 25% per year for four years beginning with the grant date dividend yield of 0%; weighted average expected volatility of .74, .85, and .85, respectively; risk-free interest rate of 5.3%, 7.1% and 6.9%, respectively ; and expected lives of 6 years.

  The pro forma effect on net income (loss) for fiscal 1998, 1997 and 1996 is not representative of the pro forma effect on net income for future years because it does not take into account pro forma compensation expense related to grants made prior to fiscal 1996 or the potential for issuance of additional stock options in future years.

 Warrants

  The Company has the following outstanding warrants:

                                                          NUMBER OF
                                          EXPIRATION   ---------------- EXERCISE
      DATE ISSUED                            DATE      WARRANTS SHARES   PRICE
      -----------                       -------------- -------- ------- --------
      June 1995........................ June 9, 2001         1  416,667  $12.00
      May 1996......................... May 3, 2001          1   12,500  $ 5.88
      May 1996......................... May 3, 2001    500,000  500,000  $10.00
      May 1996......................... May 3, 2001          1  416,667  $12.00
      August 1996...................... August 6, 2001 500,000  500,000  $10.50

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

11. STOCKHOLDER RIGHTS PLAN

  In February 1997, the Company adopted a Stockholder Rights Plan. The Plan is designed to preserve the long-term value of the shareholders' investment in the Company. Under the Plan, each shareholder will receive a distribution of one Right for each share of the Company's outstanding common stock. The Rights were distributed to shareholders of record on March 3, 1997 and will expire ten years thereafter. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of a new series of participating preferred stock at an initial exercise price of $12.50. Initially the rights are represented by the Company's common stock certificates and are not exercisable. The rights become exercisable shortly after a person or group acquires beneficial ownership of 15% or more of the Company or publicly announces its intention to commence a tender

                             CASINO AMERICA, INC.

or exchange offer that would result in the 15% beneficial ownership level. Under certain circumstances involving a buyer's acquisition of a 15% position in the Company, all Rights holders except the buyer will be entitled to purchase common stock at half price. If the Company is acquired through a merger, after such an acquisition, all Rights holders except the buyer will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at one cent each at any time before a buyer acquires 15% of the Company's stock.

12. VALUATION CHARGE

  During fiscal 1996 the Company recorded a valuation charge of $9,257,000 related to the write-down of two riverboats, a barge and certain gaming equipment, which were not being used in operations and were reclassified as assets held for sale. The assets were written down based upon written and oral purchase/lease option agreements at that time. During fiscal 1997, the Company did not place any of these assets into service, nor sell any of these assets and the purchase/lease agreements that were in effect at the end of fiscal 1996 expired. As a result, the Company revised its estimate of fair value less cost to sell these assets, and has recorded an additional write down of $6,000,000 based on negotiations with potential buyers. These assets have a net carrying value of approximately $5,000,000. The Company is actively marketing these assets for sale.

  Additionally, during fiscal 1997, the Company wrote off $1,000,000 of design and development costs related to a project for which the Company revised the original scope.

13. EXTRAORDINARY ITEM

  The Company incurred a pre-tax extraordinary loss totaling $18,857,000 related to the refinancing of its 11 1/2% First Mortgage Notes and other debt in early August of 1996. The extraordinary loss included early payment premiums, as well as the write-off of consent fees and debt acquisition costs. The tax benefit from the extraordinary loss was approximately $6,600,000.

14. INVESTMENTS IN LRGP AND SCGC

  On January 4, 1993, LRGP was formed with the Company as a 50% owner. LRGP commenced operations on May 20, 1994 in Bossier City, Louisiana. In August 1996, as previously discussed, the Company acquired the other 50% interest in LRGP, causing LRGP to become a wholly-owned subsidiary of the Company.

  Summarized results of operations of LRGP are as follows:

                                                                   FISCAL YEAR
                                                                      ENDED
                                                                  APRIL 30, 1996
                                                                  --------------
                                                                  (IN THOUSANDS)
      Total revenue..............................................    $150,846
      Operating income...........................................      38,381
      Net income.................................................      34,453

  On June 9, 1995, LRGP acquired a 50% interest in SCGC, which operates a riverboat casino in Lake Charles, Louisiana, for $1,000,000 cash and a $20,000,000 note payable ($7,647,000 outstanding at April 26, 1998) to the seller. The note bears interest at 11 1/2% and requires equal quarterly principal payments commencing June 1996 through June 2001 with interest payable monthly. Additionally, the Company has issued a warrant that allows the seller to convert 50% of the outstanding principal balance of the note payable (up to a maximum of $5,000,000) into 416,667 shares of common stock of the Company at $12 per share. The difference between the carrying amount of the investment and LRGP's equity in SCGC's net assets is being amortized on a straight-line basis over 25 years.

                             CASINO AMERICA, INC.

  Also, as discussed previously, on May 3, 1996, the Company purchased the 50% of SCGC not owned by LRGP and in August 1996, in conjunction with the Company's acquisition of LRGP, the Company acquired the 50% interest in SCGC owned by LRGP, making SCGC a wholly-owned subsidiary of the Company.

  Summarized results of operations of SCGC from the date of LRGP's acquisition of SCGC to April 30, 1996 are as follows:

                                                                  (IN THOUSANDS)
      Total revenue..............................................    $57,263
      Operating loss.............................................       (643)
      Net loss...................................................     (5,346)

15. EMPLOYEE BENEFIT PLAN

  The Company has a defined-contribution, profit-sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company's contribution expense related to this plan was approximately $609,000, $633,000 and $328,000 for the years ended April 26, 1998, April 27,
1997 and April 30, 1996, respectively. The Company's contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

16. LITIGATION

  A subsidiary of the Company has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators (the "Gaming Industry Defendants"), in a consolidated class action lawsuit pending in Las Vegas, Nevada. The suit alleges that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The actions are in the discovery and preliminary motion stages. The Company is unable at this time to determine what effect, if any, the suit would have on its financial position or results of operations. However, the Defendants are committed to vigorously defend all claims asserted in the consolidated action.

  LRGP has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge was denied at the state trial court level, and the Company appealed the decision. On June 26, 1998, a Louisiana State Court of Appeals reversed the trial court's decision. However, the Bossier Parish Police Jury may appeal that decision and if it ultimately prevails, the Company would have to pay the Bossier Parish Police Jury approximately $3.6 million as of April 26, 1998, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at LRGP. This liability has been fully recorded.

  On June 11, 1998, a lawsuit was filed which seeks to nullify a contract to which LRGP is a party. Pursuant to the contract, LRGP pays a fixed amount plus a percent of revenue to various local governmental entities, including the City of Bossier (the "City") and the Bossier Parish School Board (the "School Board"), in lieu of payment of a boarding fee per passenger. The School Board also seeks to have the City pay the School Board fifteen (15%) percent of all revenues derived by the City to date, less any previous payments. The Company intends to vigorously defend the action.

  In a complaint filed on February 23, 1998, Riverboat Corporation of Mississippi--Vicksburg, which operates the Isle-Vicksburg, was named as a defendant in an action brought by an individual who owns property

                             CASINO AMERICA, INC.

adjacent to the Big Black River in the eastern part of Warren County. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The plaintiff alleges that the defendants entered into an agreement, the effect of which was to improperly restrain trade and hinder competition in the gaming business by conducting a campaign in opposition to a gaming application for a site adjacent to property owned by the Plaintiff (the "Proposed Project"). The plaintiff further alleges that the defendants conspired for the purpose of injuring the property rights of the plaintiff. On February 27, 1998, an Amended Complaint was filed reasserting the claims set forth in the original complaint and adding similar claims by additional plaintiffs who allegedly had equity interests in the Proposed Project. The Plaintiffs seek compensatory and punitive damages in the amount of $238 million from the defendants. The Company denies the allegations contained in the Complaint and Amended Complaint and intends to vigorously defend all claims and allegations in the action.

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

  On May 29, 1998, the Company was named as a defendant in an action brought by several persons who owned property in Cripple Creek, Colorado which they sold to a subsidiary of the Company in 1995. The Plaintiffs allege that the Company breached its agreement to construct a casino facility on the property by the end of 1995. The amount of damages claimed is not specified, the Company denies the allegations contained in the Complaint, and it intends to vigorously defend all claims and allegations in the action.

  The Company is engaged in various matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not likely to be material to the Company's consolidated financial position or results of operations.

                             CASINO AMERICA, INC.

17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                             FISCAL QUARTERS ENDED 1998
                                         ------------------------------------
                                                  OCTOBER   JANUARY
                                         JULY 27     26        25    APRIL 26
                                         -------- --------  -------- --------
                                                    (IN THOUSAND)
Revenue................................. $111,737 $106,273  $105,819 $116,987
Operating income........................   16,027   13,932    12,219   18,924
Net income..............................    2,948    1,077       260    3,262
Net income per common share
  Basic.................................     0.13     0.05      0.01     0.14
  Diluted...............................     0.13     0.05      0.01     0.14
                                             FISCAL QUARTERS ENDED 1997
                                         ------------------------------------
                                                  OCTOBER   JANUARY
                                         JULY 31     31        31    APRIL 27
                                         -------- --------  -------- --------
                                                   (IN THOUSANDS)
Revenue................................. $ 48,117 $106,059  $109,817 $109,398
Operating income........................    4,178    4,957    12,885    6,503
Net income (loss) before extraordinary
 item...................................    2,917   (4,957)      769   (7,527)
Net income (loss).......................    2,917  (17,210)      769   (7,527)
Net income (loss) per share before
 extraordinary item
  Basic.................................     0.15    (0.21)     0.03    (0.32)
  Diluted...............................     0.14    (0.21)     0.03    (0.32)
Net income (loss) per common share
  Basic.................................     0.15    (0.74)     0.03    (0.32)
  Diluted...............................     0.14    (0.74)     0.03    (0.32)

  Quarterly data may not necessarily sum to the full year data reported in the Company's consolidated financial statements.

  The fiscal 1997 and first two quarters of fiscal 1998 earnings per common share have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

  The second quarter of fiscal 1997 includes an extraordinary after-tax charge of $12,257,000 related to the refinancing of the Company's 11 1/2% First Mortgage Notes and other debt in early August 1996.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents Filed as Part of this Report.

1. Financial Statements.

   The following financial statements of the Company and reports of independent auditors are included on pages 37 to 62 of this Form 10-K:

      CASINO AMERICA, INC.

      Report of Independent Auditors
      Consolidated Balance Sheets--April 26, 1998 and April 27, 1997 Consolidated Statements of Operations--Years ended April 26, 1998,
       April 27, 1997 and April 30, 1996
      Consolidated Statements of Stockholders' Equity--Years ended April
       26, 1998 and April 27, 1997 and April 30, 1996
      Consolidated Statements of Cash Flows--Years ended April 26, 1998,
       April 27, 1997 and April 30, 1996
      Notes to Consolidated Financial Statements

2. Financial Statements Schedules.

   None required or applicable.

3. Exhibits.

   A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K. Current report on Form 8-K was filed on February 24, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CASINO AMERICA, INC.



                                          By: /s/  Bernard Goldstein
                                             ------------------------------
                                              Bernard Goldstein
                                              Chairman of the Board, Chief
                                              Executive Officer, and Director

Dated: July 24, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                      TITLE                   DATE

   /s/   Bernard Goldstein           Chairman of the           July 24, 1998
-----------------------------------   Board, Chief
         Bernard Goldstein            Executive Officer
                                      and Director
                                      (Principal
                                      Executive Officer)

   /s/   John M. Gallaway            President, Chief          July 24, 1998
-----------------------------------   Operating Officer
         John M. Gallaway             and Director

   /s/  Rexford A. Yeisley           Chief Financial           July 24, 1998
-----------------------------------   Officer (Principal
        Rexford A. Yeisley            Financial and
                                      Accounting Officer)

   /s/   Allan B. Solomon            Executive Vice            July 24, 1998
-----------------------------------   President,
         Allan B. Solomon             Secretary, General
                                      Counsel and Director

   /s/    Emanuel Crystal            Director                  July 24, 1998
-----------------------------------
          Emanuel Crystal

   /s/  Robert S. Goldstein          Director                  July 24, 1998
-----------------------------------
        Robert S. Goldstein

   /s/    Alan J. Glazer             Director                  July 24, 1998
-----------------------------------
          Alan J. Glazer

   /s/    Randolph Baker             Director                  July 24, 1998
-----------------------------------
          Randolph Baker

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                  EXHIBIT
 ------- ----------------------------------------------------------------------
   3.1   Certificate of Incorporation of Casino America, Inc., as amended.(5)
   3.2   Bylaws of Casino America, Inc., as amended.(5)
   3.2A  Amendments to Bylaws of Casino America, Inc. dated as of February 7,
         1997.(15)
   4.1   Specimen Certificate of Common Stock.(2)
   4.3A  Specimen Warrant Agreement with respect to warrants to purchase
         900,000 shares of the Company's Common Stock.(3)
   4.3B  Form of Warrant Agreement with respect to warrants to purchase 500,000 shares of the Company's Common Stock.(13)
   4.4A  Warrant, dated June 9, 1995, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Casino America, Inc.(7)
   4.4B  Warrant, dated May 3, 1996, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Casino America, Inc.(8)
   4.5   Indenture dated November 1, 1993 between the Company and Shawmut Bank
         Connecticut, National Association, as Trustee.(4)
   4.5A  First Supplemental Indenture dated as of April 29, 1994 between the
         Company and Shawmut Bank Connecticut, National Association, as
         Trustee.(4)
   4.5B  Second Supplemental Indenture dated as of March 8, 1995 between the
         Company and Shawmut Bank Connecticut, National Association, as
         Trustee.(7)
   4.5C  Third Supplemental Indenture dated as of May 3, 1996 between the
         Company and Fleet National Bank, as Trustee.(8)
   4.5D  Fourth Supplemental Indenture, dated as of July 26, 1996 between the
         Company and Fleet National Bank, as Trustee.(8)
   4.6   Indenture dated as of August 1, 1996 between the Company and Fleet
         National Bank, as Trustee.(8)
   4.7   Casino America, Inc. hereby agrees to furnish to the Securities and
         Exchange Commission, upon its request, the instruments defining the rights of holders of long term debt where the total amount of securities authorized thereunder does not exceed 10% of Casino
         America, Inc.'s total consolidated assets.
   4.8   Rights Agreement dated as of February 7, 1997 between Casino America,
         Inc. and Norwest Bank Minnesota, N.A., as Rights Agent.(14)
  10.1   Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of
         Mississippi.(2)
  10.2   Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet
         Development Corporation.(2)
  10.3   Addendum to Lease Agreement, dated August 1, 1992, between the City of
         Biloxi, Mississippi, Point Cadet Development Corporation, and
         Riverboat Corporation of Mississippi.(4)
  10.3A  Second Addendum to Lease, dated April 9, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the
         Biloxi Port Commission and Riverboat Corporation of Mississippi.(4)
  10.3B  Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation,
         the Biloxi Port Commission and Riverboat Corporation of
         Mississippi.(7)
  10.4   Declaration of Shared Facilities Agreement for the Isle of Capri
         Casino and Hotel, Biloxi, Mississippi, dated as of April 26, 1995, made by Riverboat Corporation of Mississippi.(7)

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------

  10.5 Intercreditor Agreement, dated as of May 1, 1995, by and among The Peoples Bank, Shawmut Bank of Connecticut, N.A. and Riverboat Corporation of Mississippi.(7)
  10.6 Agreement for Sale and Purchase by and between the Company and Pompano Park Associates, Limited Partnership, dated as of November 8, 1994.(7)
  10.6A Variable Gaming Adjustment Covenant made as of June 30, 1995 by PPI, Inc. in favor of Pompano Park Associates, Limited Partnership.(7)
 *10.7   Casino America, Inc. 1992 Stock Option Plan.(1)
 *10.8   Casino America, Inc. 1992 Stock Option Plan Amendment.(3)
 *10.9   Casino America, Inc. 1993 Stock Option Plan, as amended.(7)
 *10.10  Casino America, Inc. description of Employee Bonus Plan.(3)
  10.11 Partnership Agreement dated January 4, 1993 of Louisiana Riverboat Gaming Partnership.(3)
  10.11A First Amendment to Partnership Agreement of Louisiana Riverboat Gaming
         Partnership dated August 31, 1993.(5)
  10.11B Second Amendment to Partnership Agreement of Louisiana Riverboat
         Gaming Partnership dated April 20, 1995.(7)
  10.12 Management Agreement dated January 4, 1993 between Riverboat Services, Inc. and Louisiana Riverboat Gaming Partnership.(3)
  10.13 Management Agreement dated as of March 2, 1995 between Riverboat Services, Inc. and St. Charles Gaming Company, Inc.(7)
 *10.14  Casino America, Inc. Retirement Trust and Savings Plan.(3)
  10.15 Deed of Trust, Leasehold Deed of Trust, Assignment of Rents, Fixture Filing, Security Agreement and Financing Statement, dated as of November 15, 1993, in a Principal Amount of $105,000,000 by Riverboat Corporation of Mississippi to J. Morton Matrick, as trustee for the benefit of Shawmut Bank Connecticut, National Association, as Indenture Trustee.(4)
  10.15A Deed of Trust, Leasehold Deed of Trust, Assignment of Rents, Fixture
         Filing, Security Agreement and Financing Statement, dated as of November 15, 1993, in a Principal Amount of $105,000,000 by Riverboat Corporation of Mississippi to J. Morton Matrick, as trustee for the benefit of Shawmut Bank Connecticut, National Association, as Indenture Trustee.(4)
  10.16 Security Agreement, dated November 16, 1993, from Casino America, Inc. and The Collateral Grantors Party Thereto to Shawmut Bank Connecticut, National Association, as Trustee.(4)
  10.17 First Preferred Fleet Mortgage, dated November 15, 1993, by Riverboat Corporation of Mississippi to Shawmut Bank Connecticut, National Association, as Trustee.(4)
  10.18 Security Agreement Supplement No. 2, dated January 4, 1994, between the Company and Shawmut Bank Connecticut, National Association, as Trustee.(4)
  10.19 First Amendment to First Preferred Fleet Mortgage, dated January 6, 1994, by Riverboat Corporation of Mississippi to Shawmut Bank Connecticut, National Association, as Trustee.(4)
 *10.20  Director's Option Plan.(6)
  10.21 Biloxi Waterfront Project Lease dated April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi.(4)
  10.21A First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated April 26, 1995, by and between Riverboat Corporation of Mississippi and the City of Biloxi, Mississippi.(7)
  10.22 Settlement Agreement, dated April 14, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, Riverboat Corporation of Mississippi, the Company, Sea Harvest, Inc. and Wayne Hicks and Terryss Hicks.(4)

 EXHIBIT
 NUMBER                                  EXHIBIT
 ------- ----------------------------------------------------------------------
  10.23  Management Agreement dated December 23, 1994 between Riverboat
         Corporation of Mississippi and Mississippi Innkeepers, Inc.(7)
  10.24  Amended Stock Purchase Agreement dated as of June 2, 1995, among Crown
         Casino Corporation, St. Charles Gaming Company, Inc. and Louisiana
         Riverboat Gaming Partnership.(7)
  10.25  Crowne Plaza Resort New Development License Agreement between Holiday
         Inns Franchising, Inc. and Riverboat Corporation of Mississippi, dated
         December 30, 1994.(7)
  10.26  Security Agreement--Pledge dated as of June 9, 1995, between Louisiana
         Riverboat Gaming Partnership and Crown Casino Corporation.(7)
  10.27  Shareholders Agreement, dated as of June 9, 1995 by and between Crown
         Casino Corporation and Louisiana Riverboat Gaming Partnership.(7)
  10.28  Agreement of Lease between Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant, of certain land in Calcasieu Parish, Louisiana, dated March 24, 1995, and amended by Amendment to Lease, dated May 3, 1995, Second Amendment to Lease, dated May 16, 1995 and Third Amendment to Lease, dated June 6, 1995, along with related Memorandum of Lease.(7)
  10.28A Agreement of Lease between Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant, of certain land in Calcasieu Parish, Louisiana, dated July 17, 1995, and amended by Amendment to Lease, dated July 17, 1995.(7)
  10.29  Bareboat Charter Party Agreement dated as of March 20, 1995, between
         Riverboat Chartering Company, L.C., and Riverboat Corporation of
         Mississippi.(7)
  10.30  Purchase Option Agreement, dated as of March 20, 1995, between
         Riverboat Chartering Company, L.C. and Riverboat Corporation of
         Mississippi.(7)
  10.31  Guaranty Agreement, dated as of March 20, 1995, between Riverboat
         Chartering Company, L.C. and Riverboat Corporation of Mississippi.(7)
  10.32  Development Agreement between St. Charles Gaming Company, Inc. and
         Calcasieu Parish Police Jury dated June 5, 1995.(7)
  10.33  Note Purchase Agreement, dated as of July 20, 1995, by and among
         Louisiana Riverboat Gaming Partnership, St. Charles Gaming Company,
         Inc., Nomura Holding America Inc. and First National Bank of
         Commerce.(7)
  10.34  Lease between Pompano Park Associates, Inc., as Lessor, and the
         Company, as Lessee, dated as of July 1, 1995.(7)
  10.35  Ground Lease with Option to Purchase, dated February 9, 1995, between
         Iron Dukes, Inc. and Isle of Capri Casino Colorado, Inc.(7)
  10.36  Promissory Note dated June 29, 1995 by and between PPI, Inc. and
         Capital Bank.(9)
  10.37  Florida Real Estate Mortgage, Assignment of Rents, and Security
         Agreement dated June 29, 1995 by and between PPI, Inc. and Capital
         Bank.(9)
 *10.38  Employment Agreement dated December 11, 1995 between Casino America,
         Inc. and John M. Gallaway.(9)
 *10.39  Employment Agreement dated December 11, 1995 between Casino America,
         Inc. and Allan B. Solomon.(9)
 *10.40  Employment Agreement dated December 22, 1995 by and between Casino
         America, Inc. and Rexford A. Yeisley.(10)
  10.41  Stock Purchase Agreement dated February 27, 1996 by and between Casino
         America, Inc., on the one hand, and Bernard Goldstein, Robert
         Goldstein, Richard Goldstein and Jeffrey Goldstein, on the other hand.(10)

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------

  10.42 Stock Purchase and Sale Agreement pursuant to a Plan of Reorganization dated December 29, 1995 between Casino America, Inc. and Grand Palais Riverboat, Inc. with exhibits.(10)
  10.43 Form of Stock Purchase Agreement dated January 19, 1996 by and among Casino America, Inc. and Crown Casino Corporation, without exhibits.(10)
  10.44 Purchase Agreement, dated July 2, 1996, by and between CSNO, Inc., LRGP Holdings, Inc. and Louisiana River Site Development, Inc.(13)
  10.45 Escrow Agreement, dated July 2, 1996, by and among LRGP Holdings, Inc., Casino America, Inc., Louisiana River Site Development, Inc., Louisiana Downs, Inc. and Boult, Cummings, Conners & Berry, PLC.(13)
  10.46 Employment Agreement dated July 19, 1996 between Casino America, Inc. and Edward Reese.(11)
  10.47 Employment Agreement dated July 25, 1995 between Casino America, Inc. and Robert Boone. (15)
  10.48 Employment Agreement dated March 17, 1997 between Casino America, Inc. and James Guay. (15)
  10.49 Employment Agreement dated April 7, 1997 by and between Casino America, Inc. and Timothy M. Hinkley. (15)
  10.50 Management Agreement dated April 28, 1997 between Casino America, Inc. and Riverboat Corporation of Mississippi. (15)
  10.51 Management Agreement dated as of April 28, 1997 between Casino America, Inc. and Riverboat Corporation of Mississippi--Vicksburg.
         (15)
  10.52 Management Agreement dated April 25, 1997 between Casino America, Inc. and ICB, L.L.C. (15)
  10.53 Operating Agreement of ICB, L.L.C. dated as of April 25, 1997 between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. (15)
  10.54  Amended Casino America, Inc. 1992 Stock Option Plan.(12)
  10.55  Amended Casino America, Inc. l993 Stock Option Plan.(12)
  10.56 Management Agreement dated July 29, 1997 between Casino America, Inc. and Isle of Capri Black Hawk, L.L.C. (17)
  10.57 Loan Agreement dated December 9, 1997 between Hibernia National Bank and Isle of Capri Hotels--Bossier City, L.L.C.
  10.58 Manager Managed Limited Liability Company Operating Agreement between Wilmorite, Inc. and PPI, Inc.
  10.59 Joint Venture Agreement of Capri Cruises between Commodore Cruises Limited and Isle of Capri Casino Corporation.
  10.60  Amended Casino America, Inc. 1993 Stock Option Plan (16)
  21     Subsidiaries of the Company.
  23.1   Consent of Ernst & Young LLP.
 27.1    Financial Data Schedule (1996).
 27.2    Financial Data Schedule (1997 and 1998)
--------
(1) Filed as an exhibit to the Company's Current Report on Form 8-K filed June 16, 1992 (File No. 0-20538), and incorporated into the Company's Form 10-K for the year ended April 27, 1997, by reference.

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

(12) Filed as an exhibit to the Company's Proxy Statement for the fiscal year ended April 30, 1996, by reference.

(13) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996, by reference.

(14) Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 24, 1997, and incorporated into the Company's Form 10-K for the fiscal year ended April 27, 1997, by reference.

(15) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 1997, by reference.

(16) Filed as an exhibit to the Company's Proxy Statement for the fiscal year ended April 27, 1997, by reference.

(17) Filed as an exhibit to the Isle of Capri Black Hawk L.L.C./Isle of Capri Black Hawk Capital Corp. Registration Statement on Form S-4 (registration number 333-38093), and incorporated into the Company's Form 10-K for the year ended April 26, 1998, by reference.

 * Management contract or compensatory plan.