Form 10-Q
period 1998-06-26
CASINO AMERICA INC
filed 1998-09-10
CIK 863015

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 26, 1998
                                 ---------------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -----------------------------------------
Commission File Number: 0-20538
                       -------------------------------------------------

                             Casino America, Inc.
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                41-1659606
-------------------------------------   --------------------------------------
        (State of Incorporation)            (IRS Employer Identification No.)


   711 Washington Loop, Second Floor, Biloxi, Mississippi           39530
---------------------------------------------------------   ------------------
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

Shares of Common Stock outstanding at September 8, 1998: 23,568,562

                             CASINO AMERICA, INC.
                                   FORM 10-Q
                                     INDEX


Part I -  FINANCIAL  INFORMATION

          Item 1.   Financial Statements
                    Consolidated Balance Sheets,
                      July 26, 1998 (unaudited) and
                      April 26, 1998                                  1-2
                    Consolidated Statements of
                      Operations for the Three Months
                      Ended July 26, 1998
                      and July 27, 1997 (unaudited)                     3
                    Consolidated Statement of
                      Stockholders' Equity (unaudited)                  4
                    Consolidated Statements of
                      Cash Flows for the Three Months
                      Ended July 26, 1998 and
                      July 27,1997 (unaudited)                        5-6
                     Notes to Unaudited Consolidated
                      Financial Statements                           7-11

          Item 2.    MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                      12-16

Part II - OTHER INFORMATION

          Item 1.    Legal Proceedings                                 17
          Item 2.    Changes in Securities                             18
          Item 3.    Defaults Upon Senior Securities                   18
          Item 4.    Submission of Matters to a Vote of 18
                     Security Holders                                  18
          Item 5.    Other Information                                 18
          Item 6.    Exhibits and Reports on Form 8-K                  18

          SIGNATURES                                                   19

          EXHIBIT LIST                                                 20

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                       JULY 26,      APRIL 26,
                                                         1998          1998
                                                      ----------    ---------
                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 72,372    $ 52,460
    Accounts receivable                                    5,692       5,715
  Income taxes receivable                                  2,040       3,563
  Deferred income taxes                                    3,279       3,279
  Prepaid expenses and other assets                        4,027       4,240
                                                        --------    --------
TOTAL CURRENT ASSETS                                      87,410      69,257
                                                        --------    --------

Property and equipment, net                              345,645     333,811
                                                        --------    --------

OTHER ASSETS:
  Other investments                                        2,207       1,709
  Property held for development or sale                    7,943       7,943
  Licenses, and other intangible assets
    net of accumulated amortization of
    $6,784 and $6,058, respectively                       65,585      66,311
  Goodwill, net of accumulated amortization of
    $6,721 and $6,023, respectively                       59,851      60,550
  Berthing, concession and leasehold rights,
   net of accumulated amortization of $1,915 and
    $1,836, respectively                                   4,354       4,432
  Deferred financing costs, net of accumulated
    amortization of $3,654 and $3,073,
     respectively                                         14,755      15,313
  Restricted Cash                                         38,714      50,341
  Prepaid expenses, deposits and other                     6,087       6,068
                                                        --------    --------
                                                         199,496     212,667
                                                        --------    --------
TOTAL ASSETS                                            $632,551    $615,735
                                                        ========    ========

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           JULY 26,   APRIL 26,
                                                             1998       1998
                                                          ----------- ---------
                                                          (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                       $ 12,595  $ 12,453
  Accounts payable - Trade                                     13,952    14,365
  Accrued liabilities:
     Interest                                                  23,896    11,771
     Payroll and related                                       17,459    17,854
     Property and other taxes                                  13,317    10,095
     Progressive jackpots and slot club awards                  3,716     3,505
     Other                                                     10,262     7,912
                                                             --------   -------
TOTAL CURRENT LIABILITIES                                      95,197    77,955
                                                             --------   -------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                     426,846   429,642

DEFERRED INCOME TAXES                                          16,155    16,155

MINORITY INTEREST                                               5,530     5,852

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 2,050,000 shares
     authorized; none issued                                      ---       ---
  Common stock, $0.01 par value; 45,000,000
     shares authorized; shares issued and
      outstanding:
     23,568,562 and 23,345,287, respectively                      236       236
  Class B common stock, $0.01 par value; 3,000,000
     shares authorized; none issued                               ---       ---
  Additional paid-in capital                                  63,146     63,146
  Retained earnings                                           25,441     22,749
                                                             --------   -------
TOTAL STOCKHOLDERS' EQUITY                                     88,823    86,131
                                                             --------   -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $632,551  $615,735
                                                             ========   =======


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED
                                                   JULY 26     JULY 27
                                                     1998        1997
                                                   --------    --------
REVENUE
  Casino                                           $100,689    $ 99,147
  Rooms                                               3,089       3,078
  Pari-mutuel commissions and fees                    4,360       4,487
  Food, beverage and other                            5,941       5,025
                                                   --------    --------
TOTAL REVENUE                                       114,079     111,737
                                                   --------    --------

OPERATING EXPENSES:
  Casino                                             18,247      18,821
  Rooms                                               1,009       1,129
  Gaming taxes                                       20,723      19,698
  Pari-mutuel                                         3,323       3,764
  Food, beverage and other                            3,858       3,474
  Marine and facilities                               6,845       5,841
  Marketing and administrative                       34,492      34,704
  Depreciation and amortization                       8,657       8,279
                                                   --------    --------
TOTAL OPERATING EXPENSES                             97,154      95,710
                                                   --------    --------

OPERATING INCOME                                     16,925      16,027

INTEREST EXPENSE, NET OF CAPITALIZED INTEREST
  OF $1,341 AND $94, RESPECTIVELY                   (12,617)    (11,564)
INTEREST INCOME                                       1,009         451
MINORITY INTEREST                                       322         ---
EQUITY IN LOSS OF UNCONSOLIDATED
  JOINT VENTURES                                       (299)        ---
                                                   --------    --------
INCOME BEFORE TAXES                                   5,340       4,914
INCOME TAX PROVISION                                  2,648       1,966
                                                   --------    --------
NET INCOME                                         $  2,692    $  2,948
                                                   ========    ========

NET INCOME PER SHARE - BASIC/DILUTED               $   0.11    $   0.13

WEIGHTED AVERAGE COMMON SHARES - DILUTED             23,680      23,361

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)


                             SHARES OF                ADDITIONAL                 TOTAL
                              COMMON       COMMON      PAID-IN    RETAINED   STOCKHOLDERS'
                               STOCK       STOCK       CAPITAL    EARNINGS      EQUITY
                             ---------   ----------   ---------   --------   -------------

BALANCE, APRIL 26, 1998       23,569      $   236      $63,146    $22,749      $86,131

Net Income                         -            -            -      2,692        2,692
                             -------      -------      -------    -------      -------

BALANCE, JULY 26, 1998        23,569      $   236      $63,146    $25,441      $88,823
                             =======      =======      =======    =======      =======






           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                        JULY 26     JULY 27
                                                          1998        1997
                                                       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  2,692    $  2,948
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           8,657       8,279
  Amortization of bond discount and deferred
     financing costs                                        547         324
  Equity in loss of unconsolidated joint ventures           299         ---
  Loss on disposal of assets                                 16
  Changes in current assets and liabilities:
     Accounts receivable                                   (782)        173
     Income tax receivable                                2,328       4,167
     Prepaid expenses and other                             216        (285)
     Accounts payable and accrued liabilities            17,660      11,682
                                                       --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                31,633      27,288

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                     (18,485)     (9,981)
Proceeds from disposals of property and equipment            17         ---
Minority interest                                          (322)        ---
Decrease in restricted cash                              11,627         ---
Other                                                    (1,344)       (590)
                                                       --------    --------
NET CASH USED IN INVESTING ACTIVITIES                    (8,507)    (10,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                    ---          30
Principal payments on borrowings and cash paid
 to retire debt                                          (3,214)     (4,363)
                                                       --------    --------
NET CASH USED IN FINANCING ACTIVITIES                    (3,214)     (4,333)
                                                       --------    --------

Net increase in cash and cash equivalents                19,912      12,384
Cash and cash equivalents at beginning of period         52,460      51,846
                                                       --------    --------
Cash and cash equivalents at end of period             $ 72,372    $ 64,230
                                                       ========    ========


                                  (CONTINUED)

                     CASINO AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                       THREE MONTHS ENDED
                                                        JULY 26   JULY 27
                                                          1998    1997
                                                      -------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest                                              $1,833    $ 1,570
  Income taxes, net of refunds received                    587     (2,649)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
Notes Payable and debt issued for:
  Property and Equipment                                $  560    $    30







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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 26, 1998.

          Other Assets

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

          Restricted cash - represents cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by Isle of Capri Black Hawk L.L.C. (the "First Mortgage Notes") held in trust by IBJ Schroder Bank and Trust in New York, as trustee for Isle of Capri Black Hawk L.L.C. ("ICBH"), a majority owned subsidiary of the Company. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve, Interest Reserve) with usage restricted by an indenture between ICBH and the trustee, dated August 20, 1997 in connection with issuance of the ICBH First Mortgage Notes (the "Indenture"). Amounts in the Construction Disbursement Account as of July 26, 1998, approximately $22.8 million, will be used for the development, construction and opening of a casino entertainment complex by ICBH in Colorado. Amounts in the Completion Reserve Account, approximately $5.2 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. Amounts in the Interest Reserve Account, approximately $9.1 million, will be used to pay the first three fixed interest payments on the ICBH First Mortgage Notes (the first of which was made on February 28, 1998) which were issued pursuant to the Indenture. In addition, the Company has other restricted cash totaling $1.6 million.

          Earnings per Share

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




                                                                              THREE MONTHS ENDED
                                                                         07/26/98             07/27/97
                                                                         --------             --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                                                      DATA)
Numerator:
 Income (loss) before extraordinary item...........................     $   2,692            $    2,948
 Extraordinary loss................................................            --                    --
 Net income (loss).................................................         2,692                 2,948
 Numerator for basic earnings per share - income available to
  common stockholders..............................................          2,692                2,948
 Effect of dilutive securities                                                  --                   --
                                                                        ----------           ----------
  Numerator for diluted earnings per share - income available to
  common stockholders after assumed conversions....................     $    2,692           $    2,948
                                                                        ==========           ==========
Denominator:
 Denominator for basic earnings per share -
  weighted - average shares........................................         23,569               23,353
 Effect of dilutive securities
  Employee stock options...........................................            112                    9
  Warrants.........................................................             --                   --
                                                                        ----------           ----------
 Dilutive potential common shares..................................            112                    9
  Denominator for diluted earnings per share - adjusted weighted -
  average shares and assumed conversions...........................         23,680               23,361
                                                                        ==========           ==========
BASIC EARNINGS PER SHARE
 Income (loss) before extraordinary item...........................     $     0.11           $     0.13
 Extraordinary loss................................................             --                   --
 Net income (loss).................................................     $     0.11           $     0.13
                                                                        ==========           ==========
DILUTED EARNINGS PER SHARE
 Income (loss) before extraordinary item...........................     $     0.11           $     0.13
 Extraordinary loss................................................             --                   --
 Net income (loss).................................................     $     0.11           $     0.13
                                                                        ==========           ==========

Reclassifications
-----------------

Certain prior period amounts have been reclassified to conform with the current presentation.

Note 2.   Isle of Capri Black Hawk L.L.C.


          On April 25, 1997, a subsidiary of the Company, Casino America of Colorado, Inc., formed ICBH, a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold and Casino, Inc. The primary purpose of ICBH is to develop the Isle-Black Hawk, which is anticipated to open in late 1998 or early 1999. The Company's interest in the net loss of ICBH for fiscal 1998 was approximately $1.2 million, net of minority interest of $0.8 million. The net loss is comprised solely of interest expense on the $75,000,000, 13% First Mortgage Notes, net of interest income on the restricted cash. ICBH is continuing to evaluate constructing a hotel at the site of, the Isle-Black Hawk, and the Company is assisting ICBH in its efforts to secure financing for the development of a hotel; however, as of the date of this filing, no definitive arrangements have been made, and it is expected that ICBH will commence operations without a hotel.


Note 3.   Capri Cruises L.L.C.

          On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises that will operate cruise ships in strategic markets. As of July 26, 1998, the Company had invested $2.2 million into this joint venture, which is operating one cruise ship from the Port of New Orleans.

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

                        Year                       Percentage
                        ----                       ----------
                        2000...................      106.250%
                        2001...................      103.125%
                        2002 and thereafter....      100.000%

          The Senior Secured Notes restrict, among other things: (i) the incurrence of additional debt, except under certain circumstances including meeting certain pro forma coverage tests; (ii) the payment of dividends on and redemptions of capital stock; (iii) the businesses in which the Company may engage; (iv) the use of proceeds from the sale of assets; (v) transactions with affiliates; (vi) the creation of liens; and (vii) sale and leaseback transactions. At July 26, 1998, no dividends were permitted to be paid under these restrictions.

          The Company has $5,500,000 available in bank lines of credit. As of July 26, 1998, the Company had no outstanding balances under these lines of credit.

          Substantially all of the Company's assets are pledged as collateral for long-term debt. At July 26, 1998, the Company was in compliance with all debt covenants.

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

                                Year                  Percentage
                                ----                  ----------
                                2001.................    106.5%
                                2002.................    103.2%
                                2003 and thereafter..    100.0%

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

          ICBH obtained a letter of credit as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reasons ICBH fails to complete the construction project. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by the Company, and the balance is secured by the Company's open line of credit with the bank.

          As of April 26, 1998, the Company had secured financing to fund the development of an all-suite hotel at the Isle-Bossier City, not to exceed $19 million, of which $0.3 million had been drawn as of July 26, 1998. The Company plans to fund the balance of the Bossier City hotel project from existing cash flows.

Note 5.   Contingencies

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

          LRGP has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The

          Company's challenge was denied at the state trial court level, and the Company appealed the decision. On June 26, 1998, a Louisiana State Court of Appeals reversed the trial court's decision. However, the Bossier Parish Police Jury has filed an application for a writ of certiorari to the Supreme Court of Louisiana. If the Police Jury ultimately prevails, the Company would have to pay the Bossier Parish Police Jury approximately $3.9 million as of July 26, 1998, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at the Isle-Bossier City. This potential liability has been fully recorded.

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

          In February 1998, the Isle-Vicksburg was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. As amended, the Complaint alleges that the defendants entered into an agreement, the effect of which was to improperly restrain trade and hinder competition in the gaming business by conducting a campaign in opposition to a gaming application for a site adjacent to property owned by the Plaintiffs (the "Proposed Project"). The Plaintiffs further allege that the Defendants conspired for the purpose of injuring the property rights of the Plaintiffs. The Plaintiffs seek compensatory and punitive damages in the amount of $238 million from the Defendants. The Company denies the allegations contained in the Amended Complaint and intends to vigorously defend all claims and allegations in the action.

          On May 29, 1998, the Company was named as a defendant in an action brought by several persons who owned property in Cripple Creek, Colorado which they sold to a subsidiary of the Company in 1995. The Plaintiffs allege that the Company breached its purported agreement to construct a casino facility on the property by the end of 1995. The Company denies the allegations contained in the Complaint, and it intends to vigorously defend all claims and allegations in the action.

          The Company is engaged in various other matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not likely to be material to the Company's consolidated financial position or results of operations.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.


  The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop a casino and hotel at the Isle-Black Hawk in Black Hawk, Colorado and to develop hotels at the Isle-Lake Charles, the Isle-Vicksburg, the Isle-Bossier City and the Isle-Biloxi and the expansion of non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals, and the Company's limited experience in developing hotel operations. Other important factors that could cause the actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated August 1, 1996 relating to the issuance of the Company's Senior Secured Notes and the prospectus dated December 22, 1997 relating to an exchange offer with respect to the ICBH First Mortgage Notes.

GENERAL

The Company's results of operations for the three fiscal months ended July 26, 1998 and July 27, 1997 reflect the consolidated operations of all of the Company's subsidiaries, including Isle of Capri Casino in Biloxi, Mississippi (the "Isle-Biloxi"), Isle of Capri Casino in Vicksburg, Mississippi (the "Isle-Vicksburg"), Isle of Capri Casino in Bossier City, Louisiana (the "Isle-Bossier City"), Isle of Capri Casino in Lake Charles, Louisiana (the "Isle-Lake Charles"), Pompano Park, Inc. ("PPI") and the Isle-Black Hawk. The following discussion relates to the period for the three fiscal months ended July 26, 1998 and will be compared with the three month period ending July 27, 1997.

The Company believes that its historical results may not be indicative of future results of operations because of the substantial present and expected future increase in gaming competition for gaming customers in each of the Company's markets as new casinos open and as existing casinos add to or enhance their
facilities.   As the markets in which the Company operates have matured, it has become apparent to management that the Company's operating results are affected by seasonality. Seasonality causes the operating results for the Company's first and fourth fiscal quarters ending July and April, respectively, to be notably better than the second and third fiscal quarters ending October and January, respectively.

RESULTS OF OPERATIONS

Three Fiscal Months Ended July 26, 1998 Compared to the Three Fiscal Months Ended July 27, 1997 - Consolidated Company

Total revenue for the quarter ended July 26, 1998 was $114.1 million which included $100.7 million of casino revenue, $3.1 million of rooms revenue, $4.4 of pari-mutuel commissions, and $5.9 million of food, beverage and other revenue. Comparably, total revenue for the quarter ended July 27, 1997 was $111.7 million which included $99.1 million of casino revenue, $3.1 million of rooms revenue, $4.5 million of pari-mutuel commissions, and $5.0 million of food, beverage and other revenue. Casino revenue increased primarily as a result of the addition of the 241-room Inn at the Isle in Lake Charles, which opened in September 1997. Room revenue and food, beverage and other revenue have increased as a result of the increased number of hotel rooms and the development of the Company's themed restaurant, branded Farraddays', which opened at each of the Company's casino properties during fiscal 1998. Revenue does not reflect the retail value of any complimentaries.

Casino operating expenses for the quarter ended July 26, 1998 totaled $18.2 million, or 18% of casino revenue versus $18.9 million, or 19% of casino revenue for the three months ended July 27, 1997. These expenses were primarily comprised of salaries, wages and benefits, and other operating expenses of the casinos. Casino operating expenses have decreased primarily as a result of continued refinement of the Company's payroll and operating cost control programs.

Operating expenses for the quarter ended July 26, 1998 also included room expenses of $1.0 million from the hotels at the Isle-Biloxi (the "Isle-Biloxi Hotel"), the Isle-Bossier City (the "Isle-Bossier City Hotel") and the Isle-Lake Charles (the "Inn at the Isle"). Comparably, operating expenses for the three months ended July 27, 1997 included $1.1 million of room expenses from the hotels at the Isle-Biloxi and the Isle-Bossier City. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses decreased as a result of an increase in rooms given to patrons as complimentaries, the cost of which has been reclassified as a casino operating expense. This treatment is consistent for the cost of all complimentaries.

State and local gaming taxes paid in Mississippi and Louisiana totaled $20.7 million for the quarter ended July 26, 1998 versus $19.7 million for the three months ended July 27, 1997. The increase is consistent with the increase in casino revenues, relative to each state's applicable gaming tax rate.

Food, beverage and other expenses totaled $3.9 million, or 66% of food, beverage and other revenues, for the quarter ended July 26, 1998 versus $3.5 million, or 70% of food, beverage and other revenues, for the quarter ended July 27, 1997. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments. Food, beverage and other expenses have increased as a result of increased revenues, while these expenses as a percentage of revenues have decreased as a result of payroll and inventory cost control measures put into effect by management.

Marine and facilities expenses totaled $6.8 million for the three fiscal months ended July 26, 1998 versus $5.8 million for the quarter ended July 27, 1997. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the maturity of the Company's vessels and facilities.

Marketing and administrative expenses totaled $34.5 million, or 30% of total revenues, for the quarter ended July 26, 1998 versus $34.7 million, or 31% of total revenues, for the quarter ended July 27, 1997. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have decreased as a result of the Company's refinement of its direct response marketing and other expense reduction efforts.

Depreciation and amortization expense was $8.7 million for the quarter ended July 26, 1998, and $8.3 million for the quarter ended July 27, 1997. These expenses relate to property and equipment, berthing and concession rights, and intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service.

Interest expense was $11.6 million for the quarter ended July 26, 1998, net of capitalized interest of $1.3 million and interest income of $1.0 million, versus $11.1 million for the quarter ended July 27, 1997, net of capitalized interest of $0.1 million and interest income of $0.5 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP. Additionally, interest expense, capitalized interest and interest income of $2.4 million, $1.2 million and $0.5 million respectively, related to the Isle of Capri Black Hawk L.L.C. are included in the quarter ended July 26, 1998. This compares to $0 in the comparable prior year quarter.

The Company's effective tax rate for the quarter was approximately 49.7%, which includes the effects of non-deductible goodwill amortization.

The Company had net income of $2.7 million for the quarter ended July 26, 1998, which includes a $0.3 million charge, net of taxes, related to the Company's share of net interest expense at the Isle of Capri Black Hawk L.L.C. and a $0.2 charge, net of taxes, related to startup losses on the Capri Cruises joint venture. This compares to net income of $2.9 million in the comparable quarter in fiscal 1997.

Three Fiscal Months Ended July 26, 1998, Compared to Three Months Ended July 27, 1997-By Casino Location

Isle-Biloxi

For the quarter ended July 26, 1998, the Isle-Biloxi had total revenue of $24.4 million of which $20.2 million was casino revenue, compared to total revenue of $23.6 million of which $19.8 million was casino revenue for the quarter ended July 27, 1997. The increase in total revenue relates to the Company's improved direct response marketing efforts. Operating income for the three fiscal months ended July 26, 1998 totaled $4.8 million or 20% of total revenues compared to $4.2 million or 18% of total revenues for the three months ended July 27, 1997. Increased operating income margin is due primarily to decreased depreciation expense, as a result of certain assets becoming fully depreciated.

Isle-Vicksburg

For the quarter ended July 26, 1998, the Isle-Vicksburg had total revenue of $13.1 million of which $12.5 million was casino revenue, compared to total revenue of $13.3 million of which $12.7 million was casino revenue for the quarter ended July 27, 1997. Operating income for the three fiscal months ended July 26, 1998 totaled $2.8 million or 21% of total revenue compared to $2.9 million or 22% of total revenues for the three months ended July 27, 1997. The slight decrease in revenues and operating income margin is due primarily to increased competition from the opening of a competitor's new hotel in the market.

Isle-Bossier City

For the quarter ended July 26, 1998, the Isle-Bossier City had total revenue of $31.8 million of which $30.3 million was casino revenue, compared to total revenue of $34.4 million of which $32.1 million was casino revenue for the quarter ended July 27, 1997. The decrease in revenue relates primarily to increased competition from the opening of a competitor's new hotel and expanded gaming facility in the market. Operating income for the three fiscal months ended July 26, 1998 totaled $6.8 million or 21% of total revenue compared to $6.5 million or 19% of total revenue for the three months ended July 27, 1997. Increased operating income margin is due primarily to a continued reduction in operating expenses combined with improved direct response marketing efforts.

Isle-Lake Charles

For the quarter ended July 26, 1998, the Isle-Lake Charles had total revenue of $39.6 million of which $37.5 million was casino revenue, compared to total revenue of $35.3 million of which $34.5 million was casino revenue for the quarter ended July 27, 1997. Operating income for the three months ended July 26, 1998 totaled $6.7 million or 17% of total revenue compared to operating income of $6.1 million or 17% of total revenue for the three months ended July 27, 1997. The increase in revenue and operating income has resulted from the addition of the 241-room Inn at the Isle, increased use of the casino's player database, and the increased utilization of the Isle-Lake Charles' entertainment center.

Liquidity and Capital Resources

At July 26, 1998, the Company had cash and cash equivalents of $72.3 million compared to $52.5 million at April 26, 1998. The increase in cash is primarily a result of increased cash flows from operating activities. During the three-month period ended July 26, 1998, the Company's operating activities provided $31.6 million of cash compared to $27.2 million of cash used in operating activities in the first three months of fiscal 1997.

The Company invested $18.4 million in property and equipment in the first three months of fiscal 1999, primarily for the development of the Isle-Black Hawk, which is currently under construction and scheduled to open in late 1998 or
early 1999.    Additionally, the Company has also incurred capital expenditures related to the construction of a 305-room all suite hotel at the Isle-Bossier City and a 124-room hotel at the Isle-Vicksburg, which are expected to open late spring 1999 and late 1998, respectively.

On August 20, 1997, Isle of Capri Black Hawk L.L.C., a joint venture of which the Company owns 57%, issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the Company. Interest is payable semiannually on each February 28 and August 31, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount equal to 5% of the Company's Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest is payable prior to commencement of operations and may be deferred under certain circumstances. The net proceeds of the issuance are being used to fund the development of the Isle of Capri casino complex in Black Hawk, Colorado. Interest payments due on February 28, 1998 and August 31, 1998 have been made and an interest payment due February 28, 1999 has been placed in escrow at the discounted amount. Additionally, the Company has provided a completion capital commitment of up to $5.0 million, which is required to be paid if the facility has not commenced operations by April 1, 1999 it is not expected that this commitment will be drawn upon.

On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line to create a joint venture to be named Capri Cruises that will operate cruise ships in strategic markets. As of July 26, 1998, the Company had invested $2.2 million into this joint venture which is operating one cruise ship from the Port of New Orleans.

The Company anticipates that its principal near-term capital requirements will relate to the completion of a 305-room hotel at the Isle-Bossier City, a 124-room hotel at the Isle-Vicksburg, and the completion of the Isle-Black Hawk.
The Company also anticipates that capital improvements approximating $9.2 million will be made during fiscal 1999 to maintain its existing facilities and remain competitive in its markets. Additionally, ICBH is continuing to evaluate constructing a 248-room hotel in conjunction with the Isle-Black Hawk, and the Company is assisting ICBH in its efforts to secure financing for the development of the hotel, however, as of the date of this filing, no definitive arrangements have been made.

An important component of the Company's operating strategy will be to develop, open and operate, either directly, through a hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company has secured financing, not to exceed $19 million, (of which $0.3 million has been drawn as of July 26, 1998), for and is currently constructing a 305-room all suite hotel, at an anticipated cost of $42.8 million, at the Isle-Bossier City. Construction of this hotel facility began on January 29, 1998, and the hotel is expected to open in the late spring of 1999. Additionally, the Company began construction of a 124-room hotel at the Isle-Vicksburg on April 9, 1998, which is expected to open by the end of 1998. The hotel at the Isle-Vicksburg is expected to cost approximately $10.5 million. The Company is currently seeking financing and/or a joint venture partner or partners, among other alternatives, for the development of additional hotels, and is exploring other financing alternatives with respect to its existing hotel properties. Construction on these additional hotel facilities are not expected to begin until such financing and/or a joint venture partner or partners are obtained.

Although the Company is not presently committed to making any significant capital expenditures at certain of its existing properties or investment into new gaming markets, the Company believes that, in addition to developing hotels, enhancements to its non-gaming amenities will be important to its operations. The Company may, in the future, also consider expanding its casino square footage and hotel capacity at the Isle-Biloxi. In addition, the Company is considering making investments in other gaming opportunities as well as in jurisdictions in which gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

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

     LRGP has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge was denied at the state trial court level, and the Company appealed the decision. On June 26, 1998, a Louisiana State Court of Appeals reversed the trial court's decision. However, the Bossier Parish Police Jury has filed an application for a writ of certiorari to the Supreme Court of Louisiana. If the Police Jury ultimately prevails, the Company would have to pay the Bossier Parish Police Jury approximately $3.9 million as of July 26, 1998, for prior unpaid boarding fees, plus a continuing $.50 fee per passenger at the Isle-Bossier City. This potential liability has been fully recorded.

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

     In February 1998, the Isle-Vicksburg was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. As amended, the Complaint alleges that the defendants entered into an agreement, the effect of which was to improperly restrain trade and hinder competition in the gaming business by conducting a campaign in opposition to a gaming application for a site adjacent to property owned by the Plaintiffs (the "Proposed Project"). The Plaintiffs further allege that the Defendants conspired for the purpose of injuring the property rights of the Plaintiffs. The Plaintiffs seek compensatory and punitive damages in the amount of $238 million from the Defendants. The Company denies the allegations contained in the Amended Complaint and intends to vigorously defend all claims and allegations in the action.

     On May 29, 1998, the Company was named as a defendant in an action brought by several persons who owned property in Cripple Creek, Colorado which they sold to a subsidiary of the Company in 1995. The Plaintiffs allege that the Company breached its purported agreement to construct a casino facility on the property by the end of 1995. The Company denies the allegations contained in the Complaint, and it intends to vigorously defend all claims and allegations in the action.

     The Company is engaged in various other matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not likely to be material to the Company's consolidated financial position or results of operations.

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

         B. Reports on Form 8-K

            During the first quarter ended July 26, 1998, the Company filed the following reports on Form 8-K for the following dates:

            None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CASINO AMERICA, INC.


Dated: September 9, 1998      By: /s/ Rexford A. Yeisley
                                  ----------------------
                                  Rexford A. Yeisley
                                  Chief Financial Officer & Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer
                                  and Accounting Officer)

                                 INDEX TO EXHIBITS




EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------
     27                            Financial Data Schedule