Form 10-Q
period 1998-10-25
ISLE OF CAPRI CASINOS INC
filed 1998-12-08
CIK 863015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 1998

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 0-20538

                          ISLE OF CAPRI CASINOS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 41-1659606
      (STATE OF INCORPORATION)              (IRS EMPLOYER IDENTIFICATION NO.)

    711 WASHINGTON LOOP, SECOND FLOOR, BILOXI,            39530
                   MISSISSIPPI                         (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (228) 436-7000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes [X] No

Shares of Common Stock outstanding at December 7, 1998: 23,568,562

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          ISLE OF CAPRI CASINOS, INC.
                                   FORM 10-Q
                                     INDEX

Part I--FINANCIAL INFORMATION

       Item 1. Financial Statements
               Consolidated Balance Sheets, October 25, 1998 (unaudited)
                and April 26, 1998.......................................     1-2
               Consolidated Statements of Operations for the Three Months
                and Six Months Ended October 25, 1998 and October 26,
                1997 (unaudited).........................................       3
               Consolidated Statement of Stockholders' Equity
                (unaudited)..............................................       4
               Consolidated Statements of Cash Flows for the Six Months
                Ended October 25, 1998 and October 26, 1997 (unaudited)..       5
               Notes to Unaudited Consolidated Financial Statements......    6-10
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................   11-18

Part II--OTHER INFORMATION

       Item 1. Legal Proceedings.........................................      19
       Item 2. Changes in Securities.....................................      20
       Item 3. Defaults Upon Senior Securities...........................      20
       Item 4. Submission of Matters to a Vote of Security Holders.......      20
       Item 5. Other Information.........................................      20
       Item 6. Exhibits and Reports on Form 8-K..........................      20
       SIGNATURES.........................................................     21
       EXHIBIT LIST.......................................................     22

                  ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                           OCTOBER 25,  APRIL
                                                              1998     26, 1998
                                                           ----------- --------
                                                           (UNAUDITED)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents...............................  $ 56,524   $ 52,460
  Accounts receivable.....................................     4,454      5,715
  Income taxes receivable.................................        --      3,563
  Deferred income taxes...................................     3,279      3,279
  Prepaid expenses and other assets.......................     4,115      4,240
                                                            --------   --------
    Total current assets..................................    68,372     69,257
Property and equipment, net...............................   375,646    333,811
Other assets:
  Other investments.......................................     2,177      1,709
  Property held for development or sale...................     7,943      7,943
  Licenses, and other intangible assets net of accumulated
   amortization of $7,508 and $6,058, respectively........    64,861     66,311
  Goodwill, net of accumulated amortization of $7,343 and
   $6,023, respectively...................................    59,230     60,550
  Berthing, concession and leasehold rights, net of
   accumulated amortization of $1,993 and $1,836,
   respectively...........................................     4,275      4,432
  Deferred financing costs, net of accumulated
   amortization of $4,234 and $3,073, respectively........    14,227     15,313
  Restricted cash.........................................    23,889     50,341
  Prepaid expenses, deposits and other....................     5,711      6,068
                                                            --------   --------
                                                             182,313    212,667
                                                            --------   --------
    Total Assets..........................................  $626,331   $615,735
                                                            ========   ========


           See notes to unaudited consolidated financial statements.

                  ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                OCTOBER 25,  APRIL
                                                                   1998     26, 1998
                                                                ----------- --------
                                                                (UNAUDITED)
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Current maturities of long-term debt.........................  $ 13,041   $ 12,453
  Accounts payable--trade......................................    16,391     14,365
  Accrued liabilities:
    Interest...................................................    11,443     11,771
    Payroll and related........................................    18,323     17,854
    Property and other taxes...................................    12,913     10,095
    Progressive jackpots and slot club awards..................     3,506      3,505
    Other......................................................    10,839      7,912
                                                                 --------   --------
      Total current liabilities................................    86,456     77,955
                                                                 --------   --------
Long-term debt, net of current maturities and net of discount
 of $95........................................................   427,144    429,642
Deferred income taxes..........................................    16,155     16,155
Minority interest..............................................     5,825      5,852
Stockholders' equity
  Preferred stock, $0.01 par value; 2,050,000 shares
   authorized; none issued.....................................        --         --
  Common stock, $0.01 par value; 45,000,000 shares authorized;
   shares issued and outstanding: 23,568,562 and 23,345,287,
   respectively................................................       236        236
  Class B common stock, $0.01 par value; 3,000,000 shares
   authorized; none issued.....................................        --         --
  Additional paid-in capital...................................    63,146     63,146
  Retained earnings............................................    27,369     22,749
                                                                 --------   --------
      Total stockholders' equity...............................    90,751     86,131
                                                                 --------   --------
      Total Liabilities and Stockholders' Equity...............  $626,331   $615,735
                                                                 ========   ========

           See notes to unaudited consolidated financial statements.

                  ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                 ----------------------- -----------------------
                                 OCTOBER 25, OCTOBER 26, OCTOBER 25, OCTOBER 26,
                                    1998        1997        1998        1997
                                 ----------- ----------- ----------- -----------
Revenue
  Casino.......................    $95,162     $95,821    $195,851    $194,968
  Rooms........................      2,732       1,695       5,821       4,773
  Pari-mutuel commissions and
   fees........................      3,612       3,839       7,972       8,326
  Food, beverage and other.....      5,420       4,918      11,361       9,943
                                   -------     -------    --------    --------
    Total revenue..............    106,926     106,273     221,005     218,010
Operating expenses:
  Casino.......................     17,945      19,040      36,192      37,861
  Rooms........................        986         552       1,995       1,681
  Gaming taxes.................     19,653      19,196      40,376      38,894
  Pari-mutuel..................      2,787       2,651       6,110       6,415
  Food, beverage and other.....      3,309       3,981       7,167       7,455
  Marine and facilities........      6,505       6,081      13,350      11,922
  Marketing and
   administrative..............     32,582      32,697      67,074      67,401
  Depreciation and
   amortization................      8,475       8,143      17,132      16,422
                                   -------     -------    --------    --------
    Total operating expenses...     92,242      92,341     189,396     188,051
                                   -------     -------    --------    --------
Operating income ..............     14,684      13,932      31,609      29,959
Interest expense, net of
 capitalized interest of
 $2,500, $578, $3,841 and $672,
 respectively..................    (11,409)    (13,070)    (24,025)    (24,634)
Interest income................        631       1,067       1,639       1,518
Minority interest..............        205         321         527         321
Equity in loss of
 unconsolidated joint venture..       (362)         --        (661)         --
                                   -------     -------    --------    --------
Income before taxes............      3,749       2,250       9,089       7,164
Income tax expense.............      1,821       1,173       4,469       3,139
                                   -------     -------    --------    --------
Net income.....................    $ 1,928     $ 1,077    $  4,620    $  4,025
                                   =======     =======    ========    ========
Net income per share--
 basic/diluted.................    $  0.08     $  0.05    $   0.20    $   0.17
                                   =======     =======    ========    ========
Weighted average common
 shares--diluted...............     23,577      23,397      23,622      23,378

           See notes to unaudited consolidated financial statements.

                  ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                   ADDITIONAL              TOTAL
                          SHARES OF                 PAID-IN   RETAINED STOCKHOLDERS'
                         COMMON STOCK COMMON STOCK  CAPITAL   EARNINGS    EQUITY
                         ------------ ------------ ---------- -------- -------------
Balance, April 26,
 1998...................    23,569        $236      $63,146   $22,749     $86,131
Net Income..............        --          --           --     4,620       4,620
                            ------        ----      -------   -------     -------
Balance, October 25,
 1998...................    23,569        $236      $63,146   $27,369     $90,751
                            ======        ====      =======   =======     =======



           See notes to unaudited consolidated financial statements.

                  ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                              OCTOBER 25, 1998 OCTOBER 26, 1997
                                              ---------------- ----------------
Cash flows from operating activities
 Net income..................................     $ 4,620          $  4,025
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..............      17,132            16,422
  Amortization of bond discount and deferred
   financing costs...........................       1,162               856
  Equity in loss of unconsolidated joint ven-
   ture......................................         661                --
  Loss on disposal of assets.................          31                --
  Changes in current assets and liabilities:
   Accounts receivable.......................        (414)             (131)
   Income tax receivable.....................       5,238             6,315
   Prepaid expenses and other................         (71)           (1,640)
   Accounts payable and accrued liabilities..       7,508             5,098
                                                  -------          --------
    Net cash provided by operating activi-
     ties....................................      35,867            30,945
Cash flows from investing activities
 Purchases of property and equipment.........     (53,827)          (31,969)
 Net cash paid for acquisitions..............         500              (679)
 Proceeds from disposals of property and
  equipment..................................           6                83
 Minority interest...........................        (527)             (321)
 Decrease/(Increase) in restricted cash......      27,249           (67,337)
 Other.......................................      (2,628)             (354)
                                                  -------          --------
    Net cash used in investing activities....     (29,227)         (100,577)
Cash flows from financing activities
 Proceeds from debt..........................       3,921            72,000
 Principal payments on debt and cash paid for
  refinancing................................      (6,442)           (8,063)
 Deferred financing costs....................         (55)           (1,797)
 Proceeds from sale of stock & options.......          --                 8
                                                  -------          --------
    Net cash provided from (used in) financ-
     ing activities..........................      (2,576)           62,148
 Net increase (decrease) in cash and cash
  equivalents................................       4,064            (7,484)
 Cash and cash equivalents at beginning of
  period.....................................      52,460            51,846
                                                  -------          --------
 Cash and cash equivalents at end of period..      56,524            44,362
                                                  =======          ========
Supplemental disclosures of cash flow infor-
 mation
 Cash payments for:
  Interest...................................      24,353            23,103
  Income taxes, net of refunds received......       2,233            (2,395)
Supplemental schedule of noncash investing
 and financing activities:
 Notes Payable and debt issued for:
  Land.......................................          --               396
  Property and equipment.....................          --                30
  Insurance premiums.........................          --               420
 Capital Contributions:
  Land, net of mortgage of $396,000..........          --             7,604
  Financing fees.............................          --               137
  Property and equipment.....................          --               180
 Other:
  Construction payable funded through
   accounts payable..........................       1,110                --

           See notes to unaudited consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  Isle of Capri Casinos, Inc. (the "Company") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land based casinos and related facilities. The Company has licenses to conduct gaming operations in Biloxi and Vicksburg, Mississippi, in Bossier City and Lake Charles, Louisiana, and Blackhawk, Colorado through its subsidiaries.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 26, 1998.

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

  Goodwill--reflects the excess purchase price the Company paid in acquiring the net identifiable tangible assets of SCGC, GPRI and LRGP. Goodwill is being amortized over a twenty-five year period using the straight line method.

  Restricted cash--represents cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by Isle of Capri Black Hawk L.L.C. (the "First Mortgage Notes") held in trust by IBJ Schroder Bank and Trust in New York, as trustee for Isle of Capri Black Hawk L.L.C. ("ICBH"), a majority owned subsidiary of the Company. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve, Interest Reserve) with usage restricted by an indenture between ICBH and the trustee, dated August 20, 1997 in connection with issuance of the First Mortgage Notes (the "Indenture"). Amounts in the Construction Disbursement Account as of October 25, 1998, approximately $13.6 million, will be used for the development, construction and opening of a casino entertainment complex by ICBH in Blackhawk, Colorado. Amounts in the Completion Reserve Account, approximately $3.6 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. The amounts in the Interest Reserve Account, approximately $4.5 million, will be used to pay the next interest payment on the First Mortgage Notes which were issued pursuant to the Indenture. In addition, the Company has other restricted cash totaling $2.2 million.

 Earnings per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings

                          ISLE OF CAPRI CASINOS, INC.

per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                                                              SIX MONTHS ENDED
                                                              -----------------
                                                              10/25/98 10/25/97
                                                              -------- --------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                    DATA)
Numerator:
 Income (loss) before extraordinary item.....................  $4,620   $4,025
 Extraordinary loss..........................................      --       --
 Net income (loss)...........................................   4,620    4,025
 Numerator for basic earnings per share--income available to
  common stockholders........................................   4,620    4,025
 Effect of dilutive securities...............................      --       --
                                                               ------   ------
  Numerator for diluted earnings per share--income available
   to common stockholders after assumed conversions..........  $4,620   $4,025
                                                               ======   ======
Denominator:
 Denominator for basic earnings per share--weighted--average
  shares.....................................................  23,569   23,369
 Effect of dilutive securities
  Employee stock options.....................................      53        9
  Warrants...................................................
 Dilutive potential common shares............................      53        9
  Denominator for diluted earnings per share--adjusted
   weighted--average shares and assumed conversions            23,622   23,378
Basic earnings per share
 Income (loss) before extraordinary item.....................  $ 0.20   $ 0.17
 Extraordinary loss..........................................
 Net income (loss)...........................................  $ 0.20   $ 0.17
Diluted earnings per share
 Income (loss) before extraordinary item.....................  $ 0.20   $ 0.17
 Extraordinary loss..........................................
 Net income (loss)...........................................  $ 0.20   $ 0.17

 Reclassifications

  Certain prior period amounts have been reclassified to conform with the current presentation.

NOTE 2. ISLE OF CAPRI BLACK HAWK L.L.C.

  On April 25, 1997, a subsidiary of the Company, Casino America of Colorado, Inc. formed ICBH, a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold and Casino, Inc. The primary purpose of ICBH is to develop a casino entertainment complex in Blackhawk, Colorado (the "Isle-Black Hawk"), which is anticipated to open in late 1998 or early 1999. The Company's interest in the net loss of ICBH for fiscal 1998 was approximately $1.2 million, net of minority interest of $0.8 million. The net loss is comprised solely of interest expense on the $75,000,000, 13% First Mortgage Notes, net of interest income on the restricted cash. ICBH plans to construct a hotel containing a minimum of 100 rooms at the site of the Isle-Black Hawk, and the Company is assisting ICBH in its efforts to secure financing for the development of a hotel; however, as of the date of this filing, no definitive arrangements have been made with respect to financing the hotel and ICBH will commence operations without a hotel.

                          ISLE OF CAPRI CASINOS, INC.

NOTE 3. CAPRI CRUISES L.L.C.

  On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. As of October 25, 1998, the Company had invested $2.8 million into this joint venture, which is operating one cruise ship from the Port of New Orleans.

NOTE 4. LONG-TERM DEBT

  On August 6, 1996, the Company issued $315,000,000 of 12 1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semi-annually on each February 1 and August 1 through maturity. The Senior Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 1, of the years indicated below:

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

  The Senior Secured Notes restrict, among other things: (i) the incurrence of additional debt, except under certain circumstances including meeting certain pro forma coverage tests; (ii) the payment of dividends on and redemptions of capital stock; (iii) the businesses in which the Company may engage; (iv) the use of proceeds from the sale of assets; (v) transactions with affiliates;
(vi) the creation of liens; and (vii) sale and leaseback transactions. At October 25, 1998, no dividends were permitted to be paid under these restrictions.

  The Company has $5,500,000 available in bank lines of credit. As of October 25, 1998, the Company had no outstanding balances under these lines of credit.

  Substantially all of the Company's assets are pledged as collateral for long-term debt. At October 25, 1998, the Company was in compliance with all debt covenants.

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

      YEAR                                                            PERCENTAGE
      ----                                                            ----------
      2001...........................................................   106.5%
      2002...........................................................   103.2%
      2003 and thereafter............................................   100.0%

  Beginning with the first operating year after the Isle-Black Hawk begins gaming operations, ICBH will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum

                          ISLE OF CAPRI CASINOS, INC.

principal amount of the ICBH First Mortgage Notes that may be purchased with 50% of the Isle-Black Hawk's excess cash flow.

  Substantially all of ICBH's assets are pledged as collateral for long-term debt.

  ICBH posted a letter of credit as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reason ICBH fails to fulfill its obligations under its subdivision agreement with the City, which includes making certain public improvements and constructing a hotel containing a minimum of 100 rooms within specified time periods. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by the Company, and the balance is secured by the Company's open line of credit with the bank.

  As of April 26, 1998, the Company had secured financing to fund the development of an all-suite hotel at the Isle-Bossier City, not to exceed $19 million, of which $2.8 million had been drawn as of October 25, 1998. The Company plans to fund the balance of the Bossier City hotel project from existing cash flows.

  On July 31, 1998, the IOC-BH secured financing from a third party in the amount of $1.6 million to partially fund the furniture, fixtures and equipment for the entertainment complex in Blackhawk, Colorado. The IOC-BH plans to fund the balance of the furniture, fixtures and equipment approximately $13.0 million from the same third party.

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

  LRGP has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge was denied at the state trial court level, and the Company appealed the decision. On June 26, 1998, a Louisiana State Court of Appeals reversed the trial court's decision. On November 6, 1998, the Louisiana Supreme Court declined to hear the Bossier Parish Police Jury's appeal of the decision by the Court of Appeals, Second Circuit of State of Louisiana. Bossier Parish Police Jury has until February 4, 1999 to appeal to the United States Supreme Court or the matter will be resolved in favor of the Company. As of October 25, 1998, the Company had recorded an accrued liability of approximately $4.2 million related to this matter.

  On June 11, 1998, a lawsuit was filed which seeks to nullify a contract to which LRGP is a party. Pursuant to the contract, LRGP pays a fixed amount plus a percent of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a boarding fee per passenger. The Company intends to vigorously defend the action.

  In February 1998, the Isle-Vicksburg was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County and several other parties.

                          ISLE OF CAPRI CASINOS, INC.

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

  The Company is engaged in various other matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not expected to be material to the Company's consolidated financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.

  The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop a casino and hotel at the Isle-Black Hawk in Black Hawk, Colorado and to develop hotels at the Isle-Lake Charles, The Isle-Vicksburg, the Isle-Bossier City and the Isle-Biloxi and the expansion of non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals, the Company's limited experience in developing hotel operations, and the failure or the inability to adequately address or anticipate the cost of correcting problems arising from what is commonly described as the "Year 2000 problem". Other important factors that could cause the actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated August 1, 1996 relating to the issuance of the Company's Senior Secured Notes and the prospectus dated December 22, 1997 relating to an exchange offer with respect to the ICBH First Mortgage Notes.

GENERAL

  The Company's results of operations for the three fiscal months and six fiscal months ended October 25, 1998 and October 26, 1997 reflect the consolidated operations of all of the Company's subsidiaries, including Isle of Capri Casino in Biloxi, Mississippi (the "Isle-Biloxi"), Isle of Capri Casino in Vicksburg, Mississippi (the "Isle-Vicksburg"), Isle of Capri Casino in Bossier City, Louisiana (the "Isle-Bossier City"), Isle of Capri Casino in Lake Charles, Louisiana (the "Isle-Lake Charles"), Pompano Park, Inc. ("PPI") and the Isle-Black Hawk. The following discussion relates to the period for the three fiscal months and the six fiscal months ended October 25, 1998 and will be compared with the three month and the six month periods ending October 26, 1997.

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

RESULTS OF OPERATIONS

 Three Fiscal Months Ended October 25, 1998 Compared to the Three Fiscal Months Ended October 26, 1997--Consolidated Company

  Total revenue for the quarter ended October 25, 1998 was $106.9 million which included $95.2 million of casino revenue, $2.7 million of rooms revenue, $3.6 million of pari-mutuel commissions, and $5.4 million of food, beverage and other revenue. Comparably, total revenue for the quarter ended October 26, 1997 was $106.3 million which included $95.8 million of casino revenue, $1.7 million of rooms revenue, $3.8 million of pari-mutuel commissions, and $4.9 million of food, beverage and other revenue. Casino revenue slightly decreased primarily as a result of the closing of the Isle-Biloxi for one week due to severe adverse weather conditions related to Hurricane Georges. Management believes the negative impact on casino revenues due to this closing was approximately $1.5 million. Room revenue and food, beverage and other revenue have increased as a result of the increased number of hotel rooms and the development of the Company's themed restaurant, branded Farraddays', which opened at each of the Company's casino properties during fiscal 1998. Pari-mutuel commissions have decreased slightly due to heavy rains associated with Hurricane Georges, which closed the track for five live race days and three simulcasting days. Revenue does not reflect the retail value of any complimentaries.

  Casino operating expenses for the quarter ended October 25, 1998 totaled $17.9 million, or 19% of casino revenue versus $19.0 million, or 20% of casino revenue for the three months ended October 26, 1997. These expenses were primarily comprised of salaries, wages and benefits, and other operating expenses of the casinos. Casino operating expenses have decreased primarily as a result of continued refinement of the Company's payroll and operating cost control programs.

  Operating expenses for the quarter ended October 25, 1998 also included room expenses of $1.0 million from the hotels at the Isle-Biloxi (the "Isle-Biloxi Hotel"), the Isle-Bossier City (the "Isle-Bossier City Hotel") and the Isle-Lake Charles (the "Inn at the Isle"). Comparably, operating expenses for the three months ended October 26, 1997 included $0.6 million of room expenses from the hotels at the Isle-Biloxi, the Isle-Bossier City and the Isle-Lake Charles. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased in line with the increase in rooms revenue as a result of the addition of hotel rooms at the Isle-Lake Charles in September, 1997.

  State and local gaming taxes paid in Mississippi and Louisiana totaled $19.7 million for the quarter ended October 25, 1998 versus $19.2 million for the three months ended October 26, 1997. The increase is consistent with the increase in casino revenues, relative to each state's applicable gaming tax rate.

  Food, beverage and other expenses totaled $3.3 million, or 61% of food, beverage and other revenues, for the quarter ended October 25, 1998 versus $4.0 million, or 82% of food, beverage and other revenues, for the quarter ended October 26, 1997. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments. Food, beverage and other expenses have increased as a result of increased revenues, while these expenses as a percentage of revenues have decreased as a result of payroll and inventory cost control measures put into effect by management.

  Marine and facilities expenses totaled $6.5 million for the three fiscal months ended October 25, 1998 versus $6.1 million for the quarter ended October 26, 1997. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the maturity of the Company's vessels and facilities.

  Marketing and administrative expenses totaled $32.6 million, or 30% of total revenues, for the quarter ended October 25, 1998 versus $32.7 million, or 31% of total revenues, for the quarter ended October 26, 1997. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have continued to decrease as a result of the Company's refinement of its direct response marketing and other expense reduction efforts.

  Depreciation and amortization expense was $8.5 million for the quarter ended October 25, 1998, and $8.1 million for the quarter ended October 26, 1997. These expenses relate to property and equipment, berthing and concession rights, and intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service.

  Interest expense was $10.8 million for the quarter ended October 25, 1998, net of capitalized interest of $2.5 million and interest income of $0.6 million, versus $12.0 million for the quarter ended October 26, 1997, net of capitalized interest of $0.6 million and interest income of $1.1 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP. Additionally, interest expense, capitalized interest and interest income of $2.6 million, $2.1 million and $0.1 million respectively, related to the Isle of Capri Black Hawk L.L.C. are included in the quarter ended October 25, 1998. This compares to $1.9 million, $0.4 million and $0.7 million ended October 26, 1997 in the comparable prior year quarter.

  The Company's effective tax rate for the quarter was approximately 48.6%, which includes the effects of non-deductible goodwill amortization.

  The Company had net income of $1.9 million for the quarter ended October 25, 1998, which includes a $0.1 million charge, net of taxes, related to the Company's share of net interest expense at the Isle of Capri Black Hawk L.L.C. and a $0.2 million charge, net of taxes, related to the operating losses on the Capri Cruises joint venture. The prior year comparable quarter had net income of $1.1 million, which includes a $0.3 million charge, net of taxes, related to the Company's share of net interest expense at the Isle of Capri Black Hawk L.L.C.

 Three Fiscal Months Ended October 25, 1998, Compared to Three Months Ended October 26, 1997--By Casino Location

Isle-Biloxi

  For the quarter ended October 25, 1998, the Isle-Biloxi had total revenue of $22.1 million of which $18.7 million was casino revenue, compared to total revenue of $24.0 million of which $20.5 million was casino revenue for the quarter ended October 26, 1997. The decrease in total revenue relates to the closing of this location for one week due to Hurricane Georges. Operating income for the three fiscal months ended October 25, 1998 totaled $4.8 million or 22% of total revenues compared to $4.8 million or 20% of total revenues for the three months ended October 26, 1997. Operating income remained flat while the operating income percentage increased, due to the Company's continued refinement of its marketing efforts and the monitoring of operating expenses.

Isle-Vicksburg

  For the quarter ended October 25, 1998, the Isle-Vicksburg had total revenue of $12.2 million of which $11.5 million was casino revenue, compared to total revenue of $12.0 million of which $11.5 million was casino revenue for the quarter ended October 26, 1997. Operating income for the three fiscal months ended October 25, 1998 totaled $2.1 million or 17% of total revenue compared to $2.0 million or 17% of total revenues for the three months ended October 26, 1997. The slight increase in revenues and operating income is due primarily to the Company's continuing refinement of its marketing efforts and the monitoring of operating expenses. The flat operating results are due primarily to increased competition from the opening of a competitor's new hotel in the market.

Isle-Bossier City

  For the quarter ended October 25, 1998, the Isle-Bossier City had total revenue of $29.9 million of which $28.5 million was casino revenue, compared to total revenue of $30.6 million of which $29.6 million was casino revenue for the quarter ended October 26, 1997. The decrease in revenue relates primarily to increased competition from the opening of a competitor's new hotel and expanded gaming facility in the market. Operating income for the three fiscal months ended October 25, 1998 totaled $5.8 million or 19% of total revenue compared to $6.0 million or 20% of total revenue for the three months ended October 26, 1997. Decreased operating income margin is due primarily to increased depreciation expense related to renovations to this location's pavilion and hotel.

Isle-Lake Charles

  For the quarter ended October 25, 1998, the Isle-Lake Charles had total revenue of $38.3 million of which $36.4 million was casino revenue, compared to total revenue of $35.0 million of which $34.1 million was casino revenue for the quarter ended October 26, 1997. Operating income for the three months ended October 25, 1998 totaled $6.5 million or 17% of total revenue compared to operating income of $5.1 million or 15% of total revenue for the three months ended October 26, 1997. The increase in revenue and operating income has resulted from the addition of the 241-room Inn at the Isle during September 1997, an increased use of the casino's player database, and the increased utilization of the Isle-Lake Charles' entertainment center.

 Six Months Ended October 25, 1998 Compared to the Six Months Ended October 26, 1997--Consolidated Company

  Total revenue for the six months ended October 25, 1998 was $221.0 million which included $195.9 million of casino revenue, $5.8 million of rooms revenue, $8.0 million of pari-mutuel commissions, and $11.4 million of food, beverage and other revenue. Comparably, total revenue for the six months ended October 26, 1997 was $218.0 million which included $195.0 million of casino revenue, $4.8 million of rooms revenue, $8.3 million of pari-mutuel commissions, and $9.9 million of food, beverage and other revenue. Casino revenue increased primarily as a result of the addition of the 241-room Inn at the Isle in Lake Charles, which opened in September 1997. Room revenue and food, beverage and other revenue have increased as a result of the increased number of hotel rooms and the development of the Company's themed restaurant, branded Farraddays', which opened at each of the Company's casino properties during fiscal 1998. Revenue does not reflect the retail value of any complimentaries.

  Casino operating expenses for the six months ended October 25, 1998 totaled $36.2 million, or 18% of casino revenue versus $37.9 million, or 19% of casino revenue for the six months ended October 26, 1997. These expenses were primarily comprised of salaries, wages and benefits, and other operating expenses of the casinos. Casino operating expenses have decreased primarily as a result of continued refinement of the Company's payroll and operating cost control programs.

  Operating expenses for the six months ended October 25, 1998 also included room expenses of $2.0 million from the hotels at the Isle-Biloxi (the "Isle-Biloxi Hotel"), the Isle-Bossier City (the "Isle-Bossier City Hotel") and the Isle-Lake Charles (the "Inn at the Isle"). Comparably, operating expenses for the six months ended October 26, 1997 included $1.7 million of room expenses from the hotels at the Isle-Biloxi, the Isle-Bossier City and the Isle-Lake Charles. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased in line with the increase in rooms revenue as a result of the increased number of rooms at the Isle Lake-Charles in September, 1997.

  State and local gaming taxes paid in Mississippi and Louisiana totaled $40.4 million for the six months ended October 25, 1998 versus $38.9 million for the six months ended October 26, 1997. The increase is consistent with the increase in casino revenues, relative to each state's applicable gaming tax rate.

  Food, beverage and other expenses totaled $7.2 million, or 63% of food, beverage and other revenues, for the six months ended October 25, 1998 versus $7.5 million, or 76% of food, beverage and other revenues, for the six months ended October 26, 1997. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments. Food, beverage and other expenses have decreased as a result of the Company's expense reduction efforts.

  Marine and facilities expenses totaled $13.4 million for the six months ended October 25, 1998 versus $11.9 million for the six months ended October 26, 1997. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the maturity of the Company's vessels and facilities.

  Marketing and administrative expenses totaled $67.1 million, or 30% of total revenues, for the six months ended October 25, 1998 versus $67.4 million, or 31% of total revenues, for the six months ended October 26, 1997. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have decreased as a result of the Company's refinement of its direct response marketing and other expense reduction efforts.

  Depreciation and amortization expense was $17.1 million for the six months ended October 25, 1998, and $16.4 million for the six months ended October 26, 1997. These expenses relate to property and equipment, berthing and concession rights, and intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service.

  Interest expense was $22.4 million for the six months ended October 25, 1998, net of capitalized interest of $3.8 million and interest income of $1.6 million, versus $23.1 million for the six months ended October 26, 1997, net of capitalized interest of $0.7 million and interest income of $1.5 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP. Additionally, interest expense, capitalized interest and interest income of $5.0 million, $3.2 million and $0.5 million respectively, related to the Isle of Capri Black Hawk L.L.C. are included in the six months ended October 25, 1998. This compares to $1.9 million, $0.4 million and $0.7 million respectively, in the comparable prior year six-month period.

  The Company's effective tax rate for the six-month period was approximately 49.2%, which includes the effects of non-deductible goodwill amortization.

  The Company had net income of $4.6 million for the six months ended October 25, 1998, which includes a $0.3 million charge, net of taxes, related to the Company's share of net interest expense at the Isle of Capri Black Hawk L.L.C. and a $0.3 million charge, net of taxes, related to startup and operating losses on the Capri Cruises joint venture. The prior year comparable six months had net income of $4.0 million, which includes a $0.3 million charge, net of taxes, related to the Company's share of net interest expense at the Isle of Capri Black Hawk L.L.C.

 Six Months Ended October 25, 1998, Compared to Six Months Ended October 26, 1997--By Casino Location

Isle-Biloxi

  For the six months ended October 25, 1998, the Isle-Biloxi had total revenue of $46.6 million of which $38.9 million was casino revenue, compared to total revenue of $47.5 million of which $40.3 million was casino revenue for the six months ended October 26, 1997. The decrease in total revenue relates to the closing of the property during the second quarter due to Hurricane Georges. Operating income for the six months ended October 25, 1998 totaled $9.6 million or 21% of total revenues compared to $8.9 million or 19% of total revenues for the six months ended October 26, 1997. Increased operating income margin is due primarily to decreased depreciation expense, as a result of certain assets becoming fully depreciated.

Isle-Vicksburg

  For the six months ended October 25, 1998, the Isle-Vicksburg had total revenue of $25.3 million of which $24.0 million was casino revenue, compared to total revenue of $25.4 million of which $24.3 million was casino revenue for the six months ended October 26, 1997. Operating income for the six months ended October 25, 1998 totaled $4.9 million or 19% of total revenue compared to $4.9 million or 19% of total revenues for the six months ended October 26, 1997. The flat operating results are due primarily to increased competition from the opening of a competitor's new hotel in the market.

Isle-Bossier City

  For the six months ended October 25, 1998, the Isle-Bossier City had total revenue of $61.7 million of which $58.8 million was casino revenue, compared to total revenue of $65.0 million of which $61.6 million was casino revenue for the six months ended October 26, 1997. The decrease in revenue relates primarily to increased competition from the opening of a competitor's new hotel and expanded gaming facility in the market. Operating income for the six months ended October 25, 1998 totaled $12.6 million or 20% of total revenue compared to $12.6 million or 19% of total revenue for the six months ended October 26, 1997. The constant operating income is due primarily to the Company's ability to manage operating expenses to revenues.

Isle-Lake Charles

  For the six months ended October 25, 1998, the Isle-Lake Charles had total revenue of $77.8 million of which $73.9 million was casino revenue, compared to total revenue of $70.4 million of which $68.6 million was casino revenue for the six months ended October 26, 1997. Operating income for the six months ended October 25, 1998 totaled $13.3 million or 17% of total revenue compared to operating income of $11.2 million or 16% of total revenue for the six months ended October 26, 1997. The increase in revenue and operating income has resulted from the addition of the 241-room Inn at the Isle, increased use of the casino's player database, and the increased utilization of the Isle-Lake Charles' entertainment center.

 Liquidity and Capital Resources

  At October 25, 1998, the Company had cash and cash equivalents of $56.5 million compared to $44.4 million at October 26, 1997. The increase in cash is primarily a result of increased cash flows from operating activities. During the six-month period ended October 25, 1998, the Company's operating activities provided $37.0 million of cash compared to $30.9 million of cash used in operating activities in the first six months of fiscal 1997.

  The Company invested $53.8 million in property and equipment in the first six months of fiscal 1999, primarily for the development of the Isle-Black Hawk, which is currently under construction and scheduled to open in late 1998 or early 1999. Additionally, the Company has also incurred capital expenditures related to the construction of a 305-room all suite hotel at the Isle-Bossier City and a 124-room hotel at the Isle-Vicksburg, which are expected to open in the spring of 1999.

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

  On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line to create a joint venture to be named Capri Cruises that will operate cruise ships in strategic markets. As of October 25, 1998, the Company had invested $2.8 million into this joint venture which is operating one cruise ship from the Port of New Orleans.

  The Company anticipates that its principal near-term capital requirements will relate to the completion of a 305-room hotel at the Isle-Bossier City, a 124-room hotel at the Isle-Vicksburg, and the completion of the Isle-Black Hawk. The Company also anticipates that capital improvements approximating $9.2 million will be made during fiscal 1999 to maintain its existing facilities and remain competitive in its markets. Additionally, ICBH plans to construct a hotel containing a minimum of 100 rooms in conjunction with the Isle-Black Hawk, and the Company is assisting ICBH in its efforts to secure financing for the development of the hotel, however, as of the date of this filing, no definitive arrangements have been made with respect to financing construction of the hotel.

  An important component of the Company's operating strategy is to develop, open and operate, either directly, through a hotel joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company has secured financing, not to exceed $19 million (of which $2.8 million has been drawn as of October 25, 1998), for and is currently constructing a 305-room all suite hotel, at an anticipated cost of $42.3 million, at the Isle-Bossier City. Construction of this hotel facility began on January 29, 1998. Additionally, the Company began construction of a 124-room hotel at the Isle-Vicksburg on April 9, 1998. The hotel at the Isle-Vicksburg is expected to cost approximately $11.1 million, which is expected to be funded through the Company's operating cash flows. The Company is currently seeking financing and/or a joint venture partner or partners, among other alternatives, for the development of additional hotels, and is exploring other financing alternatives with respect to its existing hotel properties. Construction on any additional hotel facilities are not expected to begin until such financing and/or a joint venture partner or partners are obtained.

  Although the Company is not presently committed to making any significant capital expenditures at certain of its existing properties or investment into new gaming markets, the Company believes that, in addition to developing hotels, enhancements to its non-gaming amenities will be important to its operations. The Company may, in the future, also consider building a parking garage and expanding its casino square footage and hotel capacity at the Isle-Biloxi. In addition, the Company is considering making investments in other gaming opportunities as well as in jurisdictions in which gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

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

YEAR 2000 COMPLIANCE

  The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 issues (i.e., computer applications that use only two digits to identify a year and could produce erroneous results after 1000). The evaluation included inquiries to the vendors of various hardware and software products. Most of the Company's information technology infrastructure are currently Year 2000 compliant, and the Company has received assurances that it believes to be reasonable from the vendors of material products used by the Company that their products are compliant. The Company is currently in the process of changing to a casino player and table system, which is Year 2000 compliant. As of this date, the Company's assessment does not indicate that any material costs will be incurred to modify its information technology infrastructure in order to be Year 2000 compliant, as all software needed will be provided by the respective information technology vendor at no charge to the Company, excluding the new player and table management system, which will be implemented at an approximate cost of $0.4 million. The Company expects to have all software modifications in place by mid-1999. The Company and its results of operations and financial condition could be materially and adversely affected by a failure of one or more of the third parties with whom it does business to satisfactorily address and resolve any Year 2000 issues discovered in the future on a timely basis. In addition, Year 2000 difficulties, if any, experienced by public utilities, the banking system, the postal system or other similar infrastructure enterprises could adversely affect the Company. However, the Company believes that the impact of such problems on the Company would be the same as on other businesses in the same area or areas. The Company believes these risks range from slight financial functions, and in a worst case scenario, extensive and costly inability to communicate with customers and suppliers. The Company believes it can not be certain there will not be a material effect on the Company's result of operations, liquidity or financial condition until the Company has substantially completed the evaluation process. Management of the Company believes it has an effective program in place to resolve the Year 2000 issues and although all phases of the program are not yet complete, the Company feels confident this will occur.

  The Company has no contingency plan in place at this time in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in mid-1999 and determine whether such a plan is necessary.

                          PART II--OTHER INFORMATION

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

  LRGP has challenged a statute that purportedly permits the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge was denied at the state trial court level, and the Company appealed the decision. On June 26, 1998, a Louisiana State Court of Appeals reversed the trial court's decision. On November 6, 1998, the Louisiana Supreme Court declined to hear the appeal of a decision in which the Court of Appeals, Second Circuit of State of Louisiana upheld the Company's challenge to a statute permitting the Bossier Parish Police Jury to levy an additional $.50 per passenger boarding fee against its Bossier City facility as of January 1, 1996. Bossier Parish has until February 4, 1999 to appeal to the United States Supreme Court or the matter will be resolved in favor of the Company. As of October 25, 1998, the Company had recorded an accrued liability of approximately $4.2 million related to this matter.

  On June 11, 1998, a lawsuit was filed which seeks to nullify a contract to which LRGP is a party. Pursuant to the contract, LRGP pays a fixed amount plus a percent of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a boarding fee per passenger. The Company intends to vigorously defend the action.

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

  The Company is engaged in various other matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not expected to be material to the Company's consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES--None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--

  The Annual Meeting of Stockholders was held September 25, 1998 at which time the following matters where submitted to a vote of the stockholders:

  (1) To elect seven persons to the Company's Board of Directors;

  (2) To approve an amendment to the Company's Certificate of Incorporation changing the name of the Company to "Isle of Capri Casinos, Inc.";

  (3) To approve an amendment to the Company's 1993 Stock Option Plan to increase the number of shares of the Company's common stock available for issuance thereunder by 1,150,000 shares; and

  (4) To approve the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending April 25, 1999.

ITEM 5. OTHER INFORMATION--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. Exhibits

  A list of the exhibits included as part of this Form 10-Q is set forth in the
Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

  B. Reports on Form 8-K

  During the second quarter ended October 25, 1998, the Company filed the following reports on Form 8-K for the following dates:

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ISLE OF CAPRI CASINOS, INC.

Dated: December 8, 1998                   By:   /s/ Rexford A. Yeisley
                                             ----------------------------------
                                                   Rexford A. Yeisley
                                           Chief Financial Officer & Treasurer
                                              (Duly Authorized Officer and
                                                        Principal
                                            Financial Officer and Accounting
                                                        Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
    27   Financial Data Schedule