Form 10-Q
period 1999-01-24
ISLE OF CAPRI CASINOS INC
filed 1999-03-10
CIK 863015

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 1999

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

                                 Yes  [X]            No  [_]

Shares of Common Stock outstanding at March 3, 1999:  23,568,562

                          ISLE OF CAPRI CASINOS, INC.
                                   FORM 10-Q
                                     INDEX


Part I -  FINANCIAL  INFORMATION

          Item 1.  Financial Statements
                   Consolidated Balance Sheets, January 24, 1999
                     (unaudited) and April 26, 1998                   1-2
                   Consolidated Statements of Operations
                     for the Three Months and Nine Months Ended
                     January 24, 1999 and January 25, 1998
                     (unaudited)                                        3
                   Consolidated Statement of Stockholders' Equity
                     (unaudited)                                        4
                   Consolidated Statements of Cash Flows for the
                     Nine Months Ended January 24, 1999 and
                     January 25, 1998 (unaudited)                       5
                   Notes to Unaudited Consolidated Financial
                     Statements                                      6-11

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS    12-20

Part II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                21-22
          Item 2.  Changes in Securities                               22
          Item 3.  Defaults Upon Senior Securities                     22
          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                    22
          Item 5.  Other Information                                   22
          Item 6.  Exhibits and Reports on Form 8-K                    22

          SIGNATURES                                                   23

          EXHIBIT LIST                                                 24

                 ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                                                JANUARY 24, 1999          April 26, 1998
                                                                                ----------------          --------------
                                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                            $ 68,735                $ 52,460
 Accounts receivable                                                                     7,177                   5,715
 Income taxes receivable                                                                   ---                   3,563
 Deferred income taxes                                                                   3,279                   3,279
 Prepaid expenses and other assets                                                       4,252                   4,240
                                                                                      --------                --------
TOTAL CURRENT ASSETS                                                                    83,443                  69,257
Property and equipment, net                                                            387,093                 333,811
OTHER ASSETS:
 Other investments                                                                       1,762                   1,709
 Property held for development or sale                                                   5,542                   7,943
 Licenses, and other intangible assets net of accumulated
  amortization of $8,235 and $6,058, respectively                                       64,134                  66,311
 Goodwill, net of accumulated amortization of $7,993 and $6,023,
  respectively                                                                          58,579                  60,550
 Berthing, concession and leasehold rights, net of accumulated
  amortization of $2,071 and $1,836, respectively                                        4,198                   4,432
 Deferred financing costs, net of accumulated amortization of
  $4,808 and $3,073, respectively                                                       13,592                  15,313
 Restricted cash                                                                        12,880                  50,341
 Prepaid expenses, deposits and other                                                    5,834                   6,068
                                                                                      --------                --------
TOTAL ASSETS                                                                          $637,057                $615,735
                                                                                      ========                ========


           See Notes to Unaudited Consolidated Financial Statements.

                  ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                     January 24, 1999    April 26, 1998
                                                                                     ----------------    --------------
                                                                                        (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
 Current maturities of long-term debt                                                    $ 12,458             $ 12,453
 Accounts payable - trade                                                                  15,219               14,365
 Accrued liabilities:
  Interest                                                                                 23,647               11,771
  Payroll and related                                                                      19,541               17,854
  Property and other taxes                                                                  9,525               10,095
  Progressive jackpots and slot club awards                                                 4,041                3,505
  Other                                                                                    10,596                7,912
                                                                                         --------             --------
Total current liabilities                                                                  95,027               77,955
                                                                                         --------             --------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                 429,924              429,642
DEFERRED INCOME TAXES                                                                      16,155               16,155
Minority interest                                                                           4,155                5,852
Stockholders' equity
 Preferred stock, $0.01 par value; 2,050,000 shares authorized; none
  issued                                                                                      ---                  ---
 Common stock, $0.01 par value; 45,000,000 shares authorized;
  23,568,562 shares issued and outstanding                                                    236                  236
 Class B common stock, $0.01 par value; 3,000,000 shares authorized;
  none issued                                                                                 ---                  ---
 Additional paid-in capital                                                                63,146               63,146
 Retained earnings                                                                         28,414               22,749
                                                                                         --------             --------
TOTAL STOCKHOLDERS' EQUITY                                                                 91,796               86,131
                                                                                         --------             --------
Total Liabilities and Stockholders' Equity                                               $637,057             $615,735
                                                                                         ========             ========

           See notes to unaudited consolidated financial statements.

                  ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (In Thousands, except per share data)

                                                            Three Months Ended                       Nine Months Ended
                                                   ------------------------------------    ------------------------------------
                                                   January 24, 1999    January 25, 1998    January 24, 1999    January 25, 1998
                                                   ----------------    ----------------    ----------------    ----------------
Revenue
 Casino                                                    $101,893            $ 93,052            $297,744            $288,020
 Rooms                                                        2,167               1,943               7,988               6,716
 Pari-mutuel commissions and fees                             5,542               6,047              13,514              14,373
 Food, beverage and other                                     5,518               4,777              16,879              14,720
                                                           --------            --------            --------            --------
Total revenue                                               115,120             105,819             336,125             323,829

Operating expenses:
 Casino                                                      19,629              20,548              55,821              58,409
 Rooms                                                          798                 646               2,793               2,327
 Gaming taxes                                                20,912              19,539              61,288              58,433
 Pari-mutuel                                                  4,083               4,366              10,193              10,781
 Food, beverage and other                                     3,262               2,285              10,429               9,740
 Marine and facilities                                        7,227               6,558              20,577              19,650
 Pre-opening                                                  3,320                 ---               3,320                 ---
 Valuation allowance                                          5,097                 ---               5,097                 ---
 Accrued litigation settlement (reversal)                    (4,215)                ---              (4,215)                ---
 Marketing and administrative                                34,343              31,267             101,417              97,497
 Depreciation and amortization                                8,762               8,391              25,894              24,813
                                                           --------            --------            --------            --------
Total operating expenses                                    103,218              93,600             292,614             281,650
                                                           --------            --------            --------            --------
Operating income                                             11,902              12,219              43,511              42,179

Interest expense, net of capitalized interest
 of $2,422, $688, $6,263 and $1,360,
 respectively                                               (11,676)            (13,059)            (35,701)            (37,693)
Interest income                                                 710                 954               2,349               2,472
Minority interest                                             1,670                 498               2,197                 819
Equity in loss of unconsolidated joint venture                 (479)                ---              (1,140)                ---
                                                           --------            --------            --------            --------
Income before taxes                                           2,127                 612              11,216               7,777
Income tax expense                                            1,082                 352               5,551               3,491
                                                           --------            --------            --------            --------
Net income                                                 $  1,045            $    260            $  5,665            $  4,286
                                                           ========            ========            ========            ========
Net income per share - basic/diluted                          $0.04               $0.01               $0.24               $0.18
                                                           ========            ========            ========            ========
Weighted average common shares - diluted                     23,684              23,523              23,663              23,427



           See notes to unaudited consolidated financial statements.

                 ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                                                                                                     Total
                                   Shares of                          Additional Paid-In                         Stockholders'
                                  Common Stock         Common Stock         Capital          Retained Earnings       Equity
                                  ------------         ------------   -------------------    -----------------   -------------
Balance, April 26, 1998               23,569               $236              $63,146              $22,749             $86,131
Net income                               ---                ---                  ---                5,665               5,665
                                      ------               ----              -------              -------             -------
Balance, January 24, 1999             23,569               $236              $63,146              $28,414             $91,796
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

                  ISLE OF CAPRI CASINOS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In Thousands)

                                                                                              Nine Months Ended
                                                                                    -------------------------------------
                                                                                    January 24, 1999    January 25, 1998
                                                                                    -----------------   -----------------
Cash flows from operating activities
Net income                                                                                  $  5,665           $   4,286
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                                25,894              24,813
 Amortization of bond discount and deferred financing costs                                    1,736               1,332
 Valuation allowance                                                                           5,097                 ---
 Equity in loss of unconsolidated joint venture                                                1,140                 ---
 Changes in current assets and liabilities:
   Accounts receivable                                                                        (4,164)             (1,778)
   Income tax receivable                                                                       6,265               6,315
   Prepaid expenses and other                                                                    266              (1,675)
   Accounts payable and accrued liabilities                                                   17,495              11,951
                                                                                            --------           ---------
Net cash provided by operating activities                                                     59,394              45,244

Cash flows from investing activities
Purchases of property and equipment                                                          (73,243)            (40,228)
Net cash paid for acquisitions                                                                   500                (795)
Minority interest                                                                             (2,197)               (819)
Decrease (increase) in restricted cash                                                        37,461             (67,337)
Other                                                                                         (2,726)              1,118
                                                                                            --------           ---------
Net cash used in investing activities                                                        (40,205)           (108,061)

Cash flows from financing activities
Proceeds from debt                                                                             6,589              72,017
Principal payments on debt                                                                    (9,496)            (11,477)
Deferred financing costs                                                                          (7)             (2,449)
Proceeds from sale of stock and options                                                          ---                 508
                                                                                            --------           ---------
Net cash provided by (used in) financing activities                                           (2,914)             58,599

Net increase (decrease) in cash and cash equivalents                                          16,275              (4,218)
Cash and cash equivalents at beginning of period                                              52,460              51,846
                                                                                            --------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 68,735           $  47,628
                                                                                            ========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
  Interest                                                                                    28,353              24,311
  Income taxes, net of refunds received                                                        2,663              (1,721)
Supplemental schedule of noncash investing and financing activities:
Notes Payable and Debt Issued For:
  Underwriting fees on first mortgage notes                                                      ---               3,000
  Land                                                                                           ---               1,398
Capital Contributions:
  Land, net of mortgage of $396,000                                                              ---               7,504
  Financing fees                                                                                 ---                 137
  Property and equipment                                                                         ---                 180
Other:
   Property and equipment funded through accounts payable                                         43               3,798
   Discount on note payable                                                                       95                 ---



           See notes to unaudited consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

          Basis of Presentation

          Isle of Capri Casinos, Inc. (the "Company") was incorporated as a Delaware corporation named Casino America, Inc. on February 14, 1990 and changed its name to Isle of Capri Casinos, Inc. on October 1, 1998. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations in Biloxi and Vicksburg, Mississippi, in Bossier City and Lake Charles, Louisiana, and in Black Hawk, Colorado through its subsidiaries.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 24, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 26, 1998.

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

          Restricted cash - represents cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by Isle of Capri Black Hawk L.L.C. (the "First Mortgage Notes") held in trust by IBJ Schroder Bank and Trust in New York, as trustee for Isle of Capri Black Hawk L.L.C. ("ICBH"), a majority owned subsidiary of the Company of which the company owns a 57% equity interest. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve), with usage restricted by an indenture between ICBH and the trustee, dated August 20, 1997 in connection with the issuance of the First Mortgage Notes (the "Indenture"). Amounts in the Construction Disbursement Account as of January 24, 1999, approximately $4.1 million, will be used to complete the construction of a casino entertainment complex by ICBH in Black Hawk, Colorado which opened on December 30, 1998. Amounts in the Completion Reserve Account, approximately $0.9 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. The amount in the Interest Reserve Account, approximately $4.5 million, were subsequently used to pay the

          February 28, 1999 interest payment on the First Mortgage Notes. The complex was opened for business on December 30, 1998. In addition, the Company has other restricted cash totaling $3.4 million related to various operating deposits.

          Earnings per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                                                                                                Nine Months Ended
                                                                                      ----------------------------------
                                                                                       01/24/99                 01/25/98
                                                                                      ---------                ---------
                                                                                      (In thousands, except per share data)
Numerator:
 Income (loss) before extraordinary item..............................                 $   5,665                $   4,286
 Extraordinary loss...................................................                       ---                      ---
                                                                                       ---------                ---------
 Net income (loss)....................................................                     5,665                    4,286
   Numerator for basic earnings per share - income available to
    common stockholders...............................................                     5,665                    4,286
  Effect of dilutive securities                                                              ---                      ---
                                                                                       ---------                ---------
   Numerator for diluted earnings per share - income available to
   common stockholders after assumed conversions......................                 $   5,665                $   4,286
                                                                                       =========                =========
Denominator:
 Denominator for basic earnings per share - weighted - average shares                     23,568                   23,418
 Effect of dilutive securities
  Employee stock options..............................................                        95                        9
  Warrants............................................................                       ---                      ---
 Dilutive potential common shares.....................................                        95                        9
  Denominator for diluted earnings per share - adjusted weighted -
   average shares and assumed conversions.............................                    23,663                   23,427
BASIC EARNINGS PER SHARE
 Income (loss) before extraordinary item..............................                 $    0.24                $    0.18
 Extraordinary loss...................................................                       ---                      ---
                                                                                       ---------                ---------
 Net income (loss)....................................................                 $    0.24                $    0.18
DILUTED EARNINGS PER SHARE
 Income (loss) before extraordinary item..............................                 $    0.24                $    0.18
 Extraordinary loss...................................................                       ---                      ---
                                                                                       ---------                ---------
 Net income (loss)....................................................                 $    0.24                $    0.18

          Reclassifications

          Certain prior period amounts have been reclassified to conform with the current presentation.

Note 2.   Isle of Capri Black Hawk L.L.C.

          On April 25, 1997, a wholly owned subsidiary of the Company, Casino America of Colorado, Inc. formed ICBH, a limited liability company, with Blackhawk Gold, Ltd., a wholly owned subsidiary of Nevada Gold and Casino, Inc. The primary purpose of ICBH is to develop a casino entertainment complex in Black Hawk, Colorado (the "Isle-Black Hawk"), which opened on December 30, 1998. ICBH plans to construct a hotel containing a minimum of 100 rooms at the site of the Isle-Black Hawk, and the Company is assisting ICBH in its efforts to secure financing for the development of a hotel; however, as of the date of this filing, no definitive arrangements have been made with respect to financing the hotel and ICBH commenced operations without a hotel. The Company has a majority ownership interest in ICBH, making it a consolidated subsidiary of the Company. As such, the operating results of ICBH are reflected in the consolidated operating results of the Company.

Note 3.   Capri Cruises L.L.C.

          On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. Cruise operations began in early June, 1998. As of January 24, 1999, the Company had invested $2.9 million into this 50/50 joint venture, which is operating one cruise ship from the Port of New Orleans.

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

          The Senior Secured Notes restrict, among other things: (i) the incurrence of additional debt, except under certain circumstances including meeting certain pro forma coverage tests; (ii) the payment of dividends on and redemptions of capital stock; (iii) the businesses in which the Company may engage; (iv) the use of proceeds from the sale of assets; (v) transactions with affiliates; (vi) the creation of liens; and (vii) sale and leaseback transactions. At January 24, 1999, no dividends were permitted to be paid under these restrictions.

          The Company has $6,500,000 available in bank lines of credit. As of January 24, 1999, the Company had no outstanding balances under these lines of credit.

          Substantially all of the Company's assets are pledged as collateral for long-term debt. At January 24, 1999, the Company was in compliance with all debt covenants.

          On August 20, 1997, ICBH issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest (the "ICBH First Mortgage Notes"), which is non-recourse debt to the members of ICBH. Interest on the ICBH First Mortgage Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the ICBH First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of ICBH's Consolidated Cash Flow (as defined in the Indenture), beginning with respect to the two fiscal quarters ending July, 1999. The ICBH First Mortgage Notes are redeemable at the option of ICBH, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

                    Year                             Percentage
                    ----                             ----------
                    2001......................         106.5%
                    2002......................         103.2%
                    2003 and thereafter.......         100.0%

          Beginning with respect to the four fiscal quarters ending in January, 2000, ICBH will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the ICBH First Mortgage Notes that may be purchased with 50% of the Isle-Black Hawk's Excess Cash Flow, as defined in the indenture.

          Substantially all of ICBH's assets are pledged as collateral for long-term debt.

          ICBH posted a letter of credit as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reason ICBH fails to fulfill its obligations under its subdivision agreement with the City, which includes making certain public improvements and constructing a hotel containing a minimum of 100 rooms within specified time periods. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by the Company, and the balance is secured by the Company's open line of credit with a bank.

          As of April 26, 1998, the Company had secured financing to fund the development of an all-suite hotel at the Isle-Bossier City, not to exceed $19 million, of which $5.5 million had been drawn as of January 24, 1999. The Company plans to fund the balance in excess of $19 million of the Isle-Bossier City hotel project from existing cash flows.

          On July 31, 1998, ICBH secured financing from a third party in the amount of $1.6 million to purchase furniture, fixtures and equipment for the entertainment complex for the Isle-Black Hawk. The remainder of the furniture, fixtures and equipment needed for the Isle-Black Hawk was acquired through operating leases from the same third party.

Note 5.   Contingencies

          A subsidiary of the Company has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators (the "Gaming Industry Defendants"), in a consolidated class action lawsuit pending in Las Vegas, Nevada. The suit alleges that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The actions are in the discovery and preliminary motion stages. The Company is unable at this time to determine what effect, if any, the suit would have on its financial position or results of operations. However, the Gaming Industry Defendants are committed to vigorously defend all claims asserted in the consolidated action.

          LRGP challenged a statute that purported to permit the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge was denied at the state trial court level, and the Company appealed the decision. On June 26, 1998, a Louisiana State Court of Appeals reversed the trial court's decision. On November 6, 1998, the Louisiana Supreme Court declined to hear the Bossier Parish Police Jury's appeal of the decision by the Louisiana State Court of Appeals. The Bossier Parish Police Jury did not appeal to the United States Supreme Court, with the result that the matter was finally resolved in favor of the Company. As of January 24, 1999, the Company accordingly reversed a recorded accrued liability of approximately $4.2 million related to this matter.

          On June 11, 1998, a lawsuit was filed which seeks to nullify a contract to which LRGP is a party. Pursuant to the contract, LRGP pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a boarding fee per passenger. Summary judgment in favor of LRGP was granted on June 4, 1998.

          In February 1998, the Isle-Vicksburg was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. As amended, the complaint alleges that the defendants entered into an agreement, the effect of which was to improperly restrain trade and hinder competition in the gaming business by conducting a campaign in opposition to a gaming application for a site adjacent to property owned by the plaintiffs on the Big Black River (the "Proposed Project"). The plaintiffs further allege that the defendants conspired for the purpose of injuring the property rights of the plaintiffs. The plaintiffs seek compensatory and punitive damages in the amount of $238 million from the defendants. The Company denies the allegations contained in the amended complaint and intends to vigorously defend all claims and allegations in the action.

          On May 29, 1998, the Company was named as a defendant in an action brought by several persons who owned property in Cripple Creek, Colorado which they sold to a subsidiary of the Company in 1995. The Plaintiffs allege that the Company breached its purported agreement to construct a casino facility on the property by the end of 1995. In December, 1998, the Company's motion to dismiss the complaint was granted by the United States District Court in Denver, Colorado. The plaintiff has appealed this decision to the Tenth Circuit Court of Appeals. The Company intends to vigorously defend all claims and allegations in the action.

          The Company is engaged in various other matters of litigation and has a number of unresolved claims pending. While the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability is not expected to be material to the Company's consolidated financial position or results of operations.

Note 6.   Preopening Expenses

          Preopening expenses represent salaries, benefits, training, marketing and other non-capitalizable costs, which were incurred prior to and expensed in connection with the opening of the Isle-Black Hawk.

Note 7.   Valuation Allowance

          In the third quarter ended January 24, 1999, the Company recorded a valuation allowance totaling $5.1 million. The Valuation allowance reflects the write-down of assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land the Company was planning to develop in Cripple Creek, Colorado. During the third quarter ended January 24, 1999, the Company entered an agreement to sell one of its two original riverboats for less than the recorded value. This sale had not closed as of the end of the quarter, however, the Company has adjusted the valuation allowance related to both riverboats to reflect the fair value, based on the agreed upon sales price. Also, management has delayed its plans to develop a casino on land it owns in Cripple Creek, Colorado. Accordingly, management has established a valuation allowance on the land it owns in Cripple Creek to reflect the fair value as the carrying value. Additionally, the valuation allowance includes $2.7 million related to future obligations under an operating lease related to its Cripple Creek, Colorado project.

Note 8.   Subsequent Events

          In February 1999, the Company entered into an agreement with a subsidiary of Harrah's Entertainment, Inc. to acquire the original Harrah's casino facility in Tunica, Mississippi. The Company received approval of the acquisition from the Mississippi Gaming Commission at its February meeting and on March 2, 1999, completed the acquisition. The Company plans to renovate the facility and commence gaming operations as an Isle of Capri Casino (the "Isle-Tunica") during the summer of 1999. The total purchase price was $9.5 million, a portion of which is seller financed. The Company's aggregate initial cost of purchasing, renovating and opening the Isle-Tunica, including the purchase price, is estimated to be approximately $33.5 million.

          On February 19, 1999, the Company opened a 124-room hotel at the Isle-Vicksburg.

          On March 2, 1999 the Company entered into a joint venture agreement with Wayne Newton to develop theaters at the Isle of Capri Casino locations. The joint venture plans to develop and operate its first theater complex at the Isle-Tunica, which will include two theaters with combined seating for over 2,000 people and a separate residence for performers.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report.

  The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, plans to develop a hotel at the Isle-Black Hawk and to develop hotels at the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi and the Isle-Tunica and the expansion of non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals, and the Company's limited experience in developing hotel operations. Other important factors that could cause the actual results to differ materially from expectations are discussed under "Risk Factors" in the prospectus dated August 1, 1996 relating to the issuance of the Company's Senior Secured Notes and the prospectus dated December 22, 1997 relating to an exchange offer with respect to the ICBH First Mortgage Notes.


GENERAL

The Company's results of operations for the three fiscal months and nine fiscal months ended January 24, 1999 and January 25, 1998 reflect the consolidated operations of all of the Company's subsidiaries, including Isle of Capri Casino in Biloxi, Mississippi (the "Isle-Biloxi"), Isle of Capri Casino in Vicksburg, Mississippi (the "Isle-Vicksburg"), Isle of Capri Casino in Bossier City, Louisiana (the "Isle-Bossier City"), Isle of Capri Casino in Lake Charles, Louisiana (the "Isle-Lake Charles"), Pompano Park, Inc. ("PPI") and the Isle of Capri in Black Hawk, Colorado (the "Isle-Black Hawk"). The following discussion relates to the period for the three fiscal months and the nine fiscal months ended January 24, 1999 and will be compared with the three fiscal month and the nine fiscal month periods ending January 25, 1998.

The Company believes that its historical results may not be indicative of future results of operations because of the substantial present and expected future increase in gaming competition for gaming customers in each of the Company's markets as new casinos open and as existing casinos add to or enhance their facilities. Management believes that the Company's operating results are affected by seasonality. Seasonality has historically caused the operating results for the Company's first and fourth fiscal quarters ending July and April, respectively, to be notably better than the operating results second and third fiscal quarters ending October and January, respectively.

RESULTS OF OPERATIONS

Three Fiscal Months Ended January 24, 1999 Compared to the Three Fiscal Months Ended January 25, 1998 - Consolidated Company

Total revenue for the quarter ended January 24, 1999 was $115.1 million which included $101.9 million of casino revenue, $2.2 million of rooms revenue, $5.5 of pari-mutuel commissions, and $5.5 million of food, beverage and other revenue. Comparably, total revenue for the quarter ended January 25, 1998 was $105.8 million which included $93.1 million of casino revenue, $1.9 million of rooms revenue, $6.0 million of pari-mutuel commissions and $4.8 million of food, beverage and other revenue. Casino revenue increased primarily as a result of the opening of the Isle-Black Hawk on December 30, 1998 and improved market share at the Isle-Lake Charles. Room revenue and food, beverage and other revenue have increased as a result of the increased hotel occupancy and the development of the Company's themed restaurant, Farraddays', which opened at each of the Company's casino properties during fiscal 1998. Pari-mutuel commissions have decreased slightly due to increased competition for simulcasting contracts. Revenue does not reflect the retail value of any complimentaries.

Casino operating expenses for the quarter ended January 24, 1999 totaled $19.6 million, or 19% of casino revenue versus $20.5 million, or 22% of casino revenue for the three months ended January 25, 1998. These expenses were primarily comprised of salaries, wages and benefits, and other operating expenses of the casinos. Casino operating expenses have decreased primarily as a result of continued refinement of the Company's payroll and operating cost control programs.

Operating expenses for the quarter ended January 24, 1999 also included room expenses of $0.8 million from the hotels at the Isle-Biloxi (the "Isle-Biloxi Hotel"), the Isle-Bossier City (the "Isle-Bossier City Hotel") and the Isle-Lake Charles (the "Inn at the Isle"). Comparably, operating expenses for the three months ended January 25, 1998 included $0.6 million of room expenses from the hotels at the Isle-Biloxi, the Isle-Bossier City and the Isle-Lake Charles. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased primarily due to the increase in room occupancy.

State and local gaming taxes paid in Mississippi, Louisiana and Colorado totaled $20.9 million for the quarter ended January 24, 1999 versus $19.5 million for the three months ended January 25, 1998. The increase is consistent with the increase in casino revenues, relative to each jurisdiction's applicable gaming tax.

Food, beverage and other expenses totaled $3.3 million, or 59% of food, beverage and other revenues, for the quarter ended January 24, 1999 versus $2.3 million, or 48% of food, beverage and other revenues, for the quarter ended January 25, 1998. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments. Food, beverage and other expenses have increased as a result of increased revenues and start up operations at the Isle-Black Hawk.

Marine and facilities expenses totaled $7.2 million for the three fiscal months ended January 24, 1999 versus $6.6 million for the fiscal quarter ended January 25, 1998. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the maturity of the Company's vessels and facilities and the inclusion of the Isle-Black Hawk.

Marketing and administrative expenses totaled $34.3 million, or 30% of total revenues, for the quarter ended January 24, 1999 versus $31.8 million, or 30% of total revenues, for the quarter ended January 25, 1998. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of increased total revenues and the addition of the Isle-Black Hawk.

Preopening expenses of $3.3 million in the three months ended January 24, 1999 represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Black Hawk.

The Company's third quarter results of operations include the reversal of an accrued litigation settlement of $4.2 million related to the boarding tax liability at the Isle-Bossier City, for which the courts have finally determined the Company is not liable. The Company has also recorded a write-down of the assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land the Company was planning to develop in Cripple Creek, Colorado. During the third quarter ended January 24, 1999, the Company entered an agreement to sell one of its two original riverboats for less than the recorded value. This sale had not closed as of the end of the quarter, however, the Company has adjusted the value of both riverboats to reflect the fair value, based on the agreed upon sales price. Also, management has delayed its plans to develop a casino on land its owns in Cripple Creek, Colorado. Accordingly, management has established a valuation allowance on the land it owns in Cripple Creek to reflect the fair value as the carrying value. Additionally, the Company wrote-off future obligations under an operating lease of $2.7 million related to its Cripple Creek, Colorado project.

Depreciation and amortization expense was $8.8 million for the quarter ended January 24, 1999, versus $8.4 million for the quarter ended January 25, 1998. These expenses relate to property and equipment, berthing and concession rights, and intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service, primarily related to the commencement of operations at the Isle-Black Hawk.

Interest expense was $11.0 million for the quarter ended January 24, 1999, net of capitalized interest of $2.4 million and interest income of $0.7 million, versus $12.1 million for the quarter ended January 25, 1998, net of capitalized interest of $0.7 million and interest income of $1.0 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP. Additionally, interest expense, capitalized interest and interest income of $2.9 million, $1.6 million and $0.2 million respectively, related to ICBH are included in the results for the quarter ended January 24, 1999. This compares to $2.5 million, $0.7 million and $0.6 million for the comparable prior year quarter ended January 25, 1998.

The Company's effective tax rate for the quarter was approximately 50.9%, which includes the effects of non-deductible goodwill amortization.

Three Fiscal Months Ended January 24, 1999, Compared to the Three Fiscal Months Ended January 25, 1998-By Casino Location

Isle-Biloxi

For the quarter ended January 24, 1999, the Isle-Biloxi had total revenue of $21.9 million of which $19.0 million was casino revenue, compared to total revenue of $20.9 million of which $18.4 million was casino revenue for the quarter ended January 25, 1998. Operating income for the three fiscal months ended January 24, 1999 totaled $4.3 million or 20% of total revenues compared to $2.4 million or 11% of total revenues for the three months ended January 25, 1998. Operating income and operating income percentage increased, due primarily to the inclusion of $0.6 million of business interruption claim funds collected in the current third quarter related to Hurricane Georges, a low table hold in the prior year third quarter related to a few players, and aggressive marketing expenditures in the prior year third quarter.

Isle-Vicksburg

For the quarter ended January 24, 1999, the Isle-Vicksburg had total revenue of $12.4 million of which $11.8 million was casino revenue, compared to total revenue of $11.8 million of which $11.4 million was casino revenue for the quarter ended January 25, 1998. Operating income for the three fiscal months ended January 24, 1999 totaled $2.0 million or 16% of total revenue compared to $2.5 million or 21% of total revenue for the three months ended January 25, 1998. The slight increase in revenues is due primarily to overall market revenue growth. The decrease in operating income and operating income margin is primarily due to increased competition from the opening of a competitor's new hotel and the inclusion of additional maintenance expenses related to the replacement of carpet in the facility during the current third quarter.

Isle-Bossier City

For the quarter ended January 24, 1999, the Isle-Bossier City had total revenue of $29.4 million of which $28.2 million was casino revenue, compared to total revenue of $29.6 million of which $28.3 million was casino revenue for the quarter ended January 25, 1998. Revenue remained flat while the market revenues increased, due to decreased market share relating primarily to increased competition from the opening of a competitor's new hotel and expanded gaming facility in the market. Operating income for the three fiscal months ended January 24, 1999 totaled $6.0 million or 20% of total revenue compared to $5.6 million or 19% of total revenue for the three months ended January 25, 1998. Increased operating income and operating income margin is due primarily to reduced marketing expenses.

Isle-Lake Charles

For the quarter ended January 24, 1999, the Isle-Lake Charles had total revenue of $39.6 million of which $38.3 million was casino revenue, compared to total revenue of $36.2 million of which $34.8 million was casino revenue for the quarter ended January 25, 1998. Operating income for the three months ended January 24, 1999 totaled $6.9 million or 17% of total revenue compared to operating income of $4.7 million or 13% of total revenue for the three months ended January 25, 1998. The increase in revenue, operating income and operating income margin has resulted primarily from increased market share due to improved utilization of the 241-room Inn at the Isle during September 1997, increased use of the casino's player database, and the increased utilization of the Isle-Lake Charles' entertainment center.

Isle-Black Hawk

For the quarter ended January 24, 1999 (Isle-Black Hawk commenced operations on December 30, 1998), the Isle-Black Hawk had total revenue of $4.7 million of which $4.4 million was casino revenue. Operating income for the period ended January 24, 1999 was $0.6 million, before a preopening charge of $3.3 million but after a gaming equipment operating lease expense of $0.3 million.

Nine Fiscal Months Ended January 24, 1999 Compared to the Nine Fiscal Months Ended January 25, 1998 - Consolidated Company

Total revenue for the nine months ended January 24, 1999 was $336.1 million, which included $297.7 million of casino revenue, $8.0 million of rooms revenue, $13.5 million of pari-mutuel commissions, and $16.9 million of food, beverage and other revenue. Comparably, total revenue for the nine months ended January 25, 1998 was $323.8 million which included $288.0 million of casino revenue, $6.7 million of rooms revenue, $14.4 million of pari-mutuel commissions, and $14.7 million of food, beverage and other revenue. Casino revenue increased primarily as a result of increased revenue at the Isle-Lake Charles in connection with the addition of the 241-room Inn at the Isle in Lake Charles, which opened in September 1997 and the commencement of operations at the Isle-Black Hawk on December 30, 1998. Room revenue and food, beverage and other revenue have increased as a result of the increased number of hotel rooms and the development of the Company's themed restaurant, branded Farraddays', which opened at each of the Company's casino properties during fiscal 1998. Pari-mutuel commissions and fees have decreased slightly compared to the prior year as a result of adverse weather conditions and increased competition for simulcasting contracts at Pompano Park. Revenue does not reflect the retail value of any complimentaries.

Casino operating expenses for the nine months ended January 24, 1999 totaled $55.8 million, or 18.7% of casino revenue versus $58.4 million, or 20% of casino revenue for the nine months ended January 25, 1998. These expenses were primarily comprised of salaries, wages and benefits, and other operating expenses of the casinos. Casino operating expenses have decreased primarily as a result of continued refinement of the Company's payroll and operating cost control programs.

Operating expenses for the nine months ended January 24, 1999 also included room expenses of $2.8 million from the Isle-Biloxi Hotel, the Isle-Bossier City Hotel and the Inn at the Isle, Lake Charles. Comparably, operating expenses for the nine months ended January 25, 1998 included $2.3 million of room expenses from the hotels at the Isle-Biloxi, the Isle-Bossier City and the Isle-Lake Charles. These expenses were those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased in line with the increase in rooms revenue primarily as a result of the addition of rooms at the Isle Lake-Charles in September, 1997.

State and local gaming taxes paid in Mississippi, Louisiana and Colorado totaled $61.2 million for the nine months ended January 24, 1999 versus $58.4 million for the nine months ended January 25, 1998. The increase is consistent with the increase in casino revenues, relative to each jurisdiction's applicable gaming tax rate.

Food, beverage and other expenses totaled $10.4 million, or 62% of food, beverage and other revenues, for the nine months ended January 24, 1999 versus $9.7 million, or 66% of food, beverage and other revenues, for the nine months ended January 25, 1998. These expenses are comprised primarily of the cost of goods sold, salaries, wages and benefits, and the operating expenses of these departments. Food, beverage and other expenses have increased as a result of the opening of the Isle-Black Hawk and were partially offset by the Company's payroll and inventory cost reduction efforts.

Marine and facilities expenses totaled $20.6 million for the nine months ended January 24, 1999 versus $19.7 million for the nine months ended January 25, 1998. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the maturity of the Company's vessels and facilities and the opening of the Isle-Black Hawk.

Marketing and administrative expenses totaled $101.4 million, or 30% of total revenues, for the nine months ended January 24, 1999 versus $97.5 million, or 30% of total revenues, for the nine months ended January 25, 1998. Marketing expenses included salaries, wages and benefits of the marketing and sales departments as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased primarily due to the opening of the Isle-Black Hawk while these expenses as a percentage of total revenues continue to benefit from the Company's refinement of its direct response marketing and other expense reduction efforts.

Preopening expenses of $3.3 million for the nine months ended January 24, 1999 represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Black Hawk, during the current year third quarter.

The nine months ended January 24, 1999 includes the reversal of an accrued litigation settlement of $4.2 million related to the boarding tax liability at the Isle-Bossier City, for which the courts have determined the Company is not liable. The Company has also recorded a write-down of the assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land the Company was planning to develop in Cripple Creek, Colorado. During the third quarter ended January 24, 1999, the Company entered an agreement to sell one of its two original riverboats for less than the recorded value. This sale had not closed as of the end of the quarter, however, the Company has adjusted the valuation allowance related to both riverboats to reflect the fair value, based on the agreed upon sales price. Also, management has delayed its plans to develop a casino on land it owns in Cripple Creek, Colorado. Accordingly, management has established a valuation allowance on the land it owns in Cripple Creek to reflect the fair value as the carrying value. Additionally, the Company wrote-off future obligations under an operating lease of $2.7 million related to its Cripple Creek, Colorado project. These items occurred during the third quarter of the current year.

Depreciation and amortization expense was $25.9 million for the nine months ended January 24, 1999, and $24.8 million for the nine months ended January 25, 1998. These expenses relate to property and equipment, berthing and concession rights, and intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service, including the assets placed into service upon the commencement of operations at the Isle-Black Hawk.

Interest expense was $33.4 million for the nine months ended January 24, 1999, net of capitalized interest of $6.3 million and interest income of $2.3 million, versus $35.2 million for the nine months ended January 25, 1998, net of capitalized interest of $1.4 million and interest income of $2.5 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in LRGP. Additionally, interest expense, capitalized interest and interest income of $7.9 million, $4.8 million and $0.8 million, respectively, related to the ICBH are included in the nine months ended January 24, 1999. This compares to $4.4 million, $1.1 million and $1.3 million, respectively, in the comparable prior year nine-month period.

The Company's effective tax rate for the nine-month period was approximately 49.5%, which includes the effects of non-deductible goodwill amortization.

Nine Fiscal Months Ended January 24, 1999, Compared to Nine Fiscal Months Ended January 25, 1998-By Casino Location

Isle-Biloxi

For the nine months ended January 24, 1999, the Isle-Biloxi had total revenue of $68.5 million of which $58.0 million was casino revenue, compared to total revenue of $68.4 million of which $58.7 million was casino revenue for the nine months ended January 25, 1998. Casino revenues and total revenues were flat compared to the prior year due to the closing of this location for one week due to Hurricane Georges offset by an overall increase in hotel, food and beverage revenues. Operating income for the nine months ended January 24, 1999 totaled $13.9 million or 20% of total revenues compared to $11.4 million or 17% of total revenues for the nine months ended January 25, 1998. Increased operating income margin is due primarily to reduced marketing costs, more efficient management of payroll costs and decreased depreciation expense, as a result of certain assets becoming fully depreciated.

Isle-Vicksburg

For the nine months ended January 24, 1999, the Isle-Vicksburg had total revenue of $37.6 million of which $35.9 million was casino revenue, compared to total revenue of $37.2 million of which

$35.7 million was casino revenue for the nine months ended January 25, 1998. Operating income for the nine months ended January 24, 1999 totaled $6.9 million or 18% of total revenue compared to $7.4 million or 20% of total revenues for the nine months ended January 25, 1998. The slight decrease in operating income and operating income margin are primarily due to increased competition from the opening of a competitor's new hotel.

Isle-Bossier City

For the nine months ended January 24, 1999, the Isle-Bossier City had total revenue of $91.2 million of which $87.1 million was casino revenue, compared to total revenue of $94.5 million of which $89.9 million was casino revenue for the nine months ended January 25, 1998. The decrease in revenue relates primarily to increased competition from the opening of a competitor's new hotel and expanded gaming facility in the market. Operating income for the nine months ended January 24, 1999 totaled $18.6 million or 20% of total revenue compared to $18.2 million or 19% of total revenue for the nine months ended January 25, 1998. The slight increase in operating income and operating income margin are a result of reduced marketing costs and more efficient management of payroll costs.

Isle-Lake Charles

For the nine months ended January 24, 1999, the Isle-Lake Charles had total revenue of $117.4 million of which $112.2 million was casino revenue, compared to total revenue of $106.6 million of which $103.4 million was casino revenue for the nine months ended January 25, 1998. Operating income for the nine months ended January 24, 1999 totaled $20.2 million or 17% of total revenue compared to operating income of $15.9 million or 15% of total revenue for the nine months ended January 25, 1998. The increase in revenue, operating income and operating income margin are primarily related to increased market share which has resulted from the addition of the 241-room Inn at the Isle, in September 1997, increased use of the casino's player database, increased utilization of the Isle-Lake Charles' entertainment center and lowered cost of sales related to food and beverage.

Liquidity and Capital Resources

At January 24, 1999, the Company had cash and cash equivalents of $68.7 million compared to $47.6 million at January 25, 1998. The increase in cash is primarily a result of increased cash flows from operating activities including the commencement of operations of the Isle-Black Hawk. During the nine-month period ended January 24, 1999, the Company's operating activities provided $59.4 million of cash compared to $45.2 million of cash used in operating activities in the first nine months of fiscal 1998.

The Company invested $73.2 million in property and equipment in the first nine months of fiscal 1999, primarily for the development of the Isle-Black Hawk, which was under construction as of the beginning of the fiscal year and commenced operations on December 30, 1998. Additionally, the Company has also incurred capital expenditures related to the construction of a 305-room all suite hotel at the Isle-Bossier City which is expected to open in the summer of 1999 and a 124-room hotel at the Isle-Vicksburg, which opened on February 19, 1999.

On August 20, 1997, ICBH, a joint venture of which the Company owns 57%, issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the Company. Interest is payable semiannually on each February 28 and August 31, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount equal to 5% of the ICBH's Consolidated Cash Flow (as defined in the Indenture), provided that no Contingent Interest is payable prior to commencement of operations and may be deferred under certain circumstances. The net proceeds of the issuance are being used to fund the development of the Isle of Capri casino complex in Black Hawk, Colorado. Interest payments due on February 28, 1998 and August 31, 1998 have been made and an interest payment due February 28, 1999 has been placed in escrow at the discounted amount. Additionally, the Company had provided a completion capital commitment of up to $5.0 million, which was required to be paid if the facility had not commenced operations by April 1, 1999. This commitment expired upon the commencement of operations at the Isle-Black Hawk on December 30, 1998. No amounts were required to be funded related to this commitment.

On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. Cruise operations began in early June 1998. As of January 24, 1999, the Company had invested $2.9 million into this 50/50 joint venture which is operating one cruise ship from the Port of New Orleans.

The Company anticipates that its principal near-term capital requirements will relate to the completion of a 305-room hotel at the Isle-Bossier City and a 124-room hotel at the Isle-Vicksburg. The Company also anticipates that capital improvements approximating $10.0 million will be made during fiscal 1999 to maintain its existing facilities and remain competitive in its markets. On March 2, 1999, the Company acquired an existing, but closed casino facility in Tunica, Mississippi. The Company intends to re-open this casino facility as an Isle of Capri Casino (the "Isle-Tunica") during 1999. Total estimated initial cost of this development is projected to be approximately $33.5 million including the purchase price of $9.5 million, which is expected to be funded through seller financing, equipment financing and through the Company's operating cash flows. Additionally, ICBH plans to construct a hotel containing up to approximately 235 rooms but in no case less than 100 rooms in conjunction with the Isle-Black Hawk, and the Company is assisting ICBH in its efforts to secure financing for the development of the hotel, however, as of the date of this filing, no definitive arrangements have been made with respect to financing construction of the hotel.

An important component of the Company's operating strategy is to develop, open and operate, either directly, through a joint venture or otherwise, hotel facilities at its gaming facilities in order to attract additional gaming patrons and encourage longer visits to and a greater level of play at the Company's casinos. The Company has secured financing, not to exceed $19 million (of which $5.5 million has been drawn as of January 24, 1999), for and is currently constructing a 305-room all-suite hotel, at an anticipated cost of approximately $42.5 million, at the Isle-Bossier City. Construction of this hotel facility began on January 29, 1998. Additionally, the Company's 124-room hotel at the Isle-Vicksburg opened on February 19, 1999. The hotel at the Isle-Vicksburg cost approximately $11.5 million, which has been funded through the Company's operating cash flows. Additionally, the Company has received the final license from the Mississippi Gaming Commission to operate a dockside casino in Coahoma County, Mississippi and has applied for permits and approvals to develop the 138-acre property and build a casino, hotel and a restaurant and entertainment center. This project is expected to cost approximately $58.0 million to develop. The Company is currently in the process of arranging financing for the Coahoma project. The Company is currently seeking financing and/or a joint venture partner or partners, among other alternatives, for the development of additional hotels or time share facilities at its casino facilities, and is exploring other financing alternatives with respect to its existing hotel properties. Construction on any additional hotel facilities are not expected to begin until such financing and/or a joint venture partner or partners are obtained.

Although the Company is not presently committed to making any significant capital expenditures at certain of its existing properties or investment in new gaming markets, the Company believes that, in addition to developing hotels, the development of enhancements to its non-gaming amenities will be important to its operations. The Company may, in the future, also consider building a parking garage and expanding its casino square footage and hotel capacity at the Isle-Biloxi and adding hotels at the Isle-Lake Charles and the Isle-Tunica. In addition, the Company is considering making investments in other gaming opportunities as well as in jurisdictions in which gaming is not presently permitted, but in which it believes that gaming may be legalized in the future.

The Company expects that available cash and cash from future operations, as well as current financing arrangements, will be adequate to fund the hotel expansion at the Isle-Bossier City and the development and opening of the Isle-Tunica, planned capital expenditures, debt service and working capital requirements. However, no assurance can be made that the Company will have sufficient capital resources to make all of the expenditures described above or such additional capital investments that may be necessary to remain competitive in the Company's markets. In addition, the Indenture governing the Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness and to make certain investments. The Company is highly leveraged and, as a result, may be unable to obtain debt or equity financing on terms acceptable to the Company. As a result, limitations on the Company's capital resources could delay certain plans with respect to capital improvements at its existing properties. Furthermore, the Company will continue to evaluate its planned capital expenditures at each location in light of the operating performance of the respective facilities at such locations.

YEAR 2000 COMPLIANCE

     The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 issues (i.e., computer applications that use only two digits to identify a year and could produce erroneous results after the year 2000). The evaluation included inquiries to the vendors of various hardware and software products. Most of the Company's information technology infrastructure is currently Year 2000 compliant, and the Company has received assurances that it believes to be reasonable from the vendors of material products used by the Company that their products are compliant. The Company is currently in the process of changing to a casino player tracking and table system which is Year 2000 compliant. As of this date, the Company's assessment does not indicate that any material costs will be incurred to modify its information technology infrastructure in order to be Year 2000 compliant, as all software needed will be provided by the respective information technology vendor at no charge to the Company, excluding the new player tracking and table management system, which will be implemented at an approximate cost of $0.4 million. The Company expects to have all software modifications in place by mid-1999. The Company and its results of operations and financial condition could be materially and adversely affected by a failure of one or more of the third parties with whom it does business to satisfactorily address and resolve any Year 2000 issues discovered in the future on a timely basis. In addition, Year 2000 difficulties, if any, experienced by public utilities, the banking system, the postal system or other similar infrastructure enterprises could adversely affect the Company. However, the Company believes that the impact of such problems on the Company would be the same as on other businesses in the same area or areas. The Company believes these risks range from slight financial malfunctions, and in a worst case scenario, extensive and costly inability to communicate with customers and suppliers. The Company can not be certain there will not be a material adverse effect on the Company's result of operations, liquidity or financial condition until the Company has substantially completed the evaluation process. Management of the Company believes it has an effective program in place to resolve the Year 2000 issues and although all phases of the program are not yet complete, the Company feels confident this will occur.

     The Company has no contingency plan in place at this time in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in mid-1999 and determine whether such a plan is necessary.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     A subsidiary of the Company has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators (the "Gaming Industry Defendants"), in a consolidated class action lawsuit pending in Las Vegas, Nevada. The suit alleges that the Gaming Industry Defendants violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate, as well as the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The actions are in the discovery and preliminary motion stages. The Company is unable at this time to determine what effect, if any, the suit would have on its financial position or results of operations. However, the Gaming Industry Defendants are committed to vigorously defend all claims asserted in the consolidated action.

     LRGP challenged a statute that purported to permit the Bossier Parish Police Jury to levy an additional $.50 boarding fee per passenger against LRGP beginning January 1, 1996. The Company's challenge was denied at the state trial court level, and the Company appealed the decision. On June 26, 1998, a Louisiana State Court of Appeals reversed the trial court's decision. On November 6, 1998, the Louisiana Supreme Court declined to hear the appeal of a decision in which the Louisiana State Court of Appeals upheld the Company's challenge to a statute permitting the Bossier Parish Police Jury to levy an additional $.50 per passenger boarding fee against its Bossier City facility as of January 1, 1996. The Bossier Parish did not appeal to the United States Supreme Court, with the result that the matter was resolved in favor of the Company. As of January 24, 1999, the Company accordingly reversed a recorded accrued liability of approximately $4.2 million related to this matter.

     On June 11, 1998, a lawsuit was filed which seeks to nullify a contract to which LRGP is a party. Pursuant to the contract, LRGP pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a boarding fee per passenger. Summary judgment in favor of LRGP was granted on June 4, 1998.

     In February 1998, the Isle-Vicksburg was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. As amended, the complaint alleges that the defendants entered into an agreement, the effect of which was to improperly restrain trade and hinder competition in the gaming business by conducting a campaign in opposition to a gaming application for a site adjacent to property owned by the plaintiffs on the Big Black River (the "Proposed Project"). The plaintiffs further allege that the defendants conspired for the purpose of injuring the property rights of the plaintiffs. The plaintiffs seek compensatory and punitive damages in the amount of $238 million from the defendants. The Company denies the allegations contained in the amended complaint and intends to vigorously defend all claims and allegations in the action.

     On May 29, 1998, the Company was named as a defendant in an action brought by several persons who owned property in Cripple Creek, Colorado which they sold to a subsidiary of the Company in 1995. The plaintiffs allege that the Company breached its purported agreement to construct a casino facility on the property by the end of 1995. In December, 1998, the Company's motion to dismiss the complaint was granted by the United States

     District Court in Denver, Colorado. The Plaintiff has appealed this decision to the Tenth Circuit Court of Appeals. The Company intends to vigorously defend all claims and allegations in the action.

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

     B.  Reports on Form 8-K

          During the third quarter ended January 24, 1999, the Company filed the following reports on Form 8-K for the following dates:

          None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ISLE OF CAPRI CASINOS, INC.


Dated: March 10, 1999         By:  /s/ Rexford A. Yeisley
       --------------             ------------------------------------------
                                  Rexford A. Yeisley
                                  Chief Financial Officer & Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer
                                  and Accounting Officer)

                                 INDEX TO EXHIBITS




EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------


10.1 Lease by and among R. M. Leatherman, Jr., et al. and Isle of Capri-Tunica, Inc.

10.2                                  Asset Purchase Agreement

10.3                                  Amendment No. 1 to Asset Purchase
                                      Agreement

10.4                                  Amendment No. 2 to Asset Purchase
                                      Agreement

10.5                                  Promissory Note

27                                    Financial Data Schedule