Form 10-K
period 1999-04-25
ISLE OF CAPRI CASINOS INC
filed 1999-07-02
CIK 863015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 25, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                         Commission file number 0-20538

                          ISLE OF CAPRI CASINOS, INC.
            (Exact name of registrant as specified in its charter)

                                                       41-1659606
              Delaware                              (I.R.S. Employer-
   (State or other jurisdiction of                 Identification No.)
   incorporation or organization)

                                                          39530
    711 Washington Loop, Biloxi,                       (Zip Code)
             Mississippi
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code (228) 436-7000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, $.01 Par Value Per Share
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:    Yes  [X]  No  [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]

  The aggregate market value of the voting and non-voting stock held by non-affiliates/1/ of the Company is $125,555,481, based on the last reported sale price of $6.750 per share on June 25, 1999 on The Nasdaq Stock Market; multiplied by 18,600,812 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

  As of June 25, 1999, the Company had a total of 23,579,662 shares of Common Stock outstanding.

                                                        Part of Form 10-K
                      Document                        into which Incorporated
                      --------                       ------------------------
 Isle of Capri Casinos, Inc.'s Definitive Proxy
 Statement for its Annual Meeting of Stockholders
 to be held                                                  Part III
--------
/1/ Affiliates for the purpose of this item refer to the directors, executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of these individual stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I....................................................................   1
  ITEM 1. Business........................................................   1
  ITEM 2. Properties......................................................  24
  ITEM 3. Legal Proceedings...............................................  26
  ITEM 4. Submission of Matters to a Vote of Security Holders.............  26
PART II...................................................................  27
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder's
   Matters................................................................  27
  ITEM 6. Selected Financial Data.........................................  28
  ITEM 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  30
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.....  39
  ITEM 8. Index to Consolidated Financial Statements......................  40
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................  69
PART III..................................................................  69
  ITEM 10. Director and Executive Officers of the Registrant..............  69
  ITEM 11. Executive Compensation.........................................  69
  ITEM 12. Security Ownership of Certain Beneficial Owners and
   Management.............................................................  69
  ITEM 13. Certain Relationships and Related Transactions.................  69
PART IV...................................................................  69
  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form
   8-K....................................................................  69
Signatures................................................................  70


                                    PART I

ITEM 1. Business

Overview

  We are a leading developer, owner and operator of branded gaming and related lodging and entertainment facilities in growing markets in the United States. We wholly own and operate four gaming facilities located in Lake Charles and Bossier City, Louisiana and Biloxi and Vicksburg, Mississippi. We also own a 57% interest in and operate a gaming facility in Black Hawk, Colorado, which opened on December 30, 1998. Each of these five gaming facilities operates under the name "Isle of Capri" and features our distinctive tropical island theme. In addition, we wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida and own a 50% interest in and operate gaming activities aboard a cruise ship based in New Orleans, Louisiana. For the fiscal year ended April 25, 1999, we had total revenue of $480.4 million and EBITDA of $109.2 million. We were incorporated in Delaware in February 1990 under the name of Kana Corporation, and in 1992 our name was changed to Casino America, Inc. On September 28, 1998, our name was changed to Isle of Capri Casinos, Inc.

Strategy

  Our business strategy, which has been implemented in our existing operations, emphasizes the standardized operation and development of value-oriented gaming facilities and complementary amenities with a tropical island theme using the "Isle of Capri Casino" brand name. We believe that the consistent use of the Isle of Capri Casino name and associated theme has created a readily identifiable brand image connoting excitement, quality and value, complemented by an emphasis on customer service and non-gaming entertainment amenities. We seek to identify slot-oriented customers and active casino patrons through the use of database marketing and generate repeat visitors to our gaming facilities. We believe that our strategy fosters customer loyalty, enhances our ability to compete effectively in existing markets, and facilitates the consistent, efficient and cost-effective development of gaming facilities in new markets. We also believe that good community relations are fundamental to our success and, as a result, we take an active role in community activities in each jurisdiction in which we have gaming facilities.

  We have historically identified and entered new gaming markets which we believe provide attractive long-term opportunities. We anticipate that most of our near-term focus will be expanding existing facilities and pursuing new development opportunities. We have recently added hotels at the Isle-Bossier City and the Isle-Vicksburg in order to compete effectively in our markets and provide customers with a complete resort experience designed to increase a customer's length of stay at and use of our facilities. We are currently developing casino and hotel facilities in Tunica County, Mississippi and Coahoma County, Mississippi, and we currently plan to construct additional lodging facilities or other amenities at the Isle-Black Hawk, the Isle-Lake Charles and the Isle-Biloxi. We also expect to continue reviewing gaming opportunities in new markets on the basis of demographic, regulatory, competitive and other factors.

Marketing

  We attract customers to our casinos by designing and implementing marketing and promotional programs that emphasize our Isle Style tropical island theme and generate loyal customers. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events, such as Capri Cruises. These programs are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our "Isle of Capri" brand.

  As of April 25, 1999, our database contained approximately 2.9 million members, of whom approximately 1.8 million receive regular mailings. To develop this database, we offer all of our customers membership in the

Island Gold Players Club, which allows them to earn points based on play and redeem these points for casino cash tokens, prizes and complimentary services at any Isle of Capri casino. Island Gold Players Club members receive a card that, when inserted into a slot machine or presented at a gaming table at the issuing facility, allows us to track their gaming preferences, maximum, minimum and total amount wagered and frequency of visits. Players are classified in groups according to these characteristics. Our database is used for direct mailings, giveaways and other promotional events that are tailored to these specific groups of players. We have effectively used our database to encourage repeat visits, increase customers' length of stay and improve our operating results.

  We place significant emphasis on attracting local residents and seek to maintain a strong local identity in each market in which we operate by initiating and supporting community and special events. We use radio and television media to promote the "Isle of Capri" brand name and attract customers to our properties. To further enhance Isle Style, we have engaged a well-known actor to narrate our radio and television advertisements.

Current Operations

  Here is an overview of our existing casino properties:

                         Isle-Lake Charles Isle-Bossier City  Isle-Biloxi   Isle-Vicksburg  Isle-Black Hawk
                         ----------------- ----------------- -------------- -------------- -----------------
Date opened.............   July 29, 1995     May 20, 1994    August 1, 1992 August 9, 1993 December 30, 1998
Casino square footage...          48,900           20,000            32,500         27,000            43,000
Slot machines...........           1,836            1,079             1,212            793             1,089
Table games.............              90               45                40             28                14
Hotel rooms.............             241              539               367            124                --
Parking spaces..........           2,000            1,200             1,300          1,100             1,100

 The Isle-Lake Charles

  The Isle-Lake Charles, which commenced operations on July 29, 1995, is one of two riverboat gaming facilities that operates two riverboats in the Lake Charles, Louisiana market and one of three gaming facilities in southwest Louisiana. Lake Charles is the closest gaming market to Houston, Texas, a metropolitan area with a population of approximately 4.2 million that is located approximately 140 miles west of Lake Charles.

  The Isle-Lake Charles is located on a 19-acre site along the Calcasieu River adjacent to Interstate 10 in Calcasieu Parish, one mile from the City of Lake Charles. Our Crown riverboat has 24,700 square feet of gaming space with 892 slot machines and 41 table games on three levels. Our Grand Palais riverboat has 24,200 square feet of gaming space with 944 slot machines and 49 table games on two levels. Each of our riverboats has a large bar and foyer and the Grand Palais riverboat has a top level which is not yet utilized. Lake Charles is the only market in which we are required to cruise. However, because we have two riverboats, one riverboat is always dockside, allowing us to offer our customers continuous boarding.

  The Isle-Lake Charles offers on-site accommodations to our customers through the Inn at the Isle, a 241-room hotel, and provides free valet and self-parking for more than 2,000 vehicles, including approximately 1,400 spaces in an attached parking garage from which patrons can access the pavilion by elevator. The lighted rooftop rotunda of the Isle-Lake Charles' pavilion is topped by the Isle of Capri parrot which is 145 feet above the ground and visible from Interstate 10. We believe that these amenities help us attract a significant portion of the overnight visitors from Texas.

  The Isle-Lake Charles also includes a 105,000 square foot land-based pavilion. The pavilion is based on a tropical island theme and includes rock formations, waterfalls, water arches with jets of water shooting up to 30 feet in the air, ponds with porcelain sea life, flower beds landscaped in the shape of playing card suits and an arcade. The pavilion provides panoramic views of the lake and the city of Lake Charles and has separate entrances to the riverboats. The pavilion offers customers a wide variety of non-gaming amenities, including an 80-seat Farraddays' restaurant, a 489-seat Calypso's buffet, a 40-seat Tradewinds deli, Caribbean Cove, which features free, live entertainment and can accommodate 180 customers, a Banana Cabana souvenir gift shop and an Island Gold Players Club booth. The pavilion also has a 16,000 square foot activity center comprised of a 1,100-seat special events center designed for live boxing, televised pay-per-view events, concerts, banquets and other events, meeting facilities and administrative offices.

  The Lake Charles market, excluding a nearby Native American-owned casino, had gaming revenues of $299.7 million in 1998. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and local area residents. Approximately 490,000 and 1.6 million people live within 50 and 100 miles, respectively, of the Isle-Lake Charles.

  We plan to begin construction of a new on-site 250-room deluxe hotel in the second half of calendar 1999. We believe the availability of quality overnight accommodations will attract a different segment of customers and increase their length of stay at our facility.

 The Isle-Bossier City

  The Isle-Bossier City, which commenced operations on May 20, 1994, is one of four dockside gaming facilities currently operating in the Bossier City/Shreveport, Louisiana market. Bossier City/Shreveport is the closest gaming market to Dallas/Ft. Worth, Texas, a metropolitan area with a population of approximately 4.5 million that is located approximately 190 miles west of Bossier City/Shreveport.

  The Isle-Bossier City is located on a 38-acre site along the Red River approximately one-quarter mile off Interstate 20 and has a dockside riverboat casino, a land-based entertainment pavilion and a parking garage. We opened our new on-site 305-room deluxe hotel in late June 1999. We also own and operate a 234-room hotel two miles from the Isle-Bossier City. The casino has approximately 20,000 square feet of gaming space on three levels with 1,079 slot machines, 45 table games and a video poker bar. The approximately 72,200 square foot land-based pavilion features towering palm trees, exotic rock formations and a waterfall. The pavilion offers a wide variety of non-gaming amenities, including a 107-seat Farraddays' restaurant, a 352-seat Calypso's buffet, a 40-seat Tradewinds deli, Caribbean Cove, which features free, live entertainment and can accommodate 550 customers, a Banana Cabana souvenir gift shop, an entertainment lounge area, a large nine-screen television wall featuring sporting events, an Island Gold Players Club booth and administrative offices. The Isle-Bossier City has on-site parking for 1,200 cars, of which 940 are accommodated in an attached parking garage. Additional overflow parking is available nearby on weekends.

  The 305-room Isle of Capri Casino Bossier City Hotel facility is directly accessible from the casino through the atrium. The hotel offers spacious rooms and provides amenities, including banquet facilities, arcade, child care facilities, meeting rooms, a heated pool and exercise facilities with a hot tub.

  The Bossier City/Shreveport market had gaming revenue of $594.4 million in 1998. We believe that the Isle-Bossier City attracts customers primarily from the local area, northeastern Texas and the Dallas/Ft. Worth metropolitan area. Approximately 540,000 and 1.8 million people live within 50 and 100 miles, respectively, of the Isle-Bossier City.

 The Isle-Biloxi

  The Isle-Biloxi, which commenced operations on August 1, 1992, was the first gaming facility to open in Mississippi. Biloxi is the closest gaming market to Mobile, Alabama, a metropolitan area with a population of approximately 600,000, that is located approximately 60 miles east of Biloxi. The Isle-Biloxi is located at the eastern end of a cluster of facilities known as "Casino Row" and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

  The Isle-Biloxi's eight-acre facility consists of a 50,000 square foot dockside casino containing 32,500 square feet of gaming space with 1,212 slot machines and 40 table games on two levels, an adjacent land-based pavilion, a 367-room hotel and on-site parking for 1,300 vehicles. The 32,000 square foot, 50-foot high pavilion offers a wide variety of non-gaming amenities, including a 119-seat Farraddays' restaurant, a 280-seat Calypso's buffet, an 88-seat Tradewinds deli, Caribbean Cove, an open-air lounge area that can accommodate 116 customers and a Fantasy Isle Arcade of arcade games for all ages. Calypso's and Farraddays' provide panoramic views of the Gulf of Mexico and Deer Island. Caribbean Cove is located at the center of the pavilion and is surrounded by a dramatic fountain and an entertainment stage. The entertainment area features a stage and sound system used for special events. Musical performances in the pavilion are scheduled six days a week providing a Caribbean feel to Calypso's, Tradewinds and the hotel lobby. Headliner entertainment appears monthly in the Flamingo Bay Ballroom with a portion of the seating reserved for loyal customers.

  The 367-room Isle of Capri Crowne Plaza Resort hotel facility is directly accessible from the casino through the atrium. The hotel is included in the Crowne Plaza and Holiday Inn Worldwide reservation system. The hotel offers spacious rooms, most with balconies overlooking a marina, and provides amenities, including meeting rooms, full room service, a heated pool and exercise facilities with a hot tub, a dry sauna and massage therapy.

  The Mississippi Gulf Coast market had gaming revenue of $813.2 million in 1998. On February 5, 1999, Beau Rivage Resort and AirTran announced that the two companies entered a joint marketing partnership to provide daily non-stop jet service between the Gulfport/Biloxi Regional Airport and southeastern cities, including Dallas/Fort Worth, Houston, Ft. Lauderdale, Tampa and AirTran's hub, Atlanta. The new service began on March 15, 1999 and increased the daily flights arriving at the Gulfport/Biloxi Regional Airport from 21 to
28. The additional flights have increased the amount of incoming seat availability from approximately 1,224 to approximately 1,950 per day, an approximately 60% increase in daily seat availability.

  We believe that the Isle-Biloxi attracts customers from the local area, Alabama, Florida, Georgia and southeastern Louisiana, including New Orleans and Baton Rouge. There are approximately 660,000 and 2.9 million people residing within 50 to 100 miles, respectively, of the Isle-Biloxi.

  The Mississippi Gulf Coast hotel market consists of approximately 16,000 hotel/motel rooms. The Isle-Biloxi's hotel occupancy is consistently in excess of 90%. A number of our competitors in the Mississippi Gulf Coast market have purchased existing hotels in the area, have built or are presently building or upgrading their facilities or have announced plans to build or upgrade additional hotels. More than 4,000 additional hotel/motel rooms have been added over the past year or are currently under construction in this market.

  Subject to amending our existing lease with the City of Biloxi, our expansion plans for the Isle-Biloxi include replacing our existing casino and constructing an approximately 1,000-space parking garage and a podium containing entertainment and retail space. The podium will be constructed to support either a time-share facility, which may be developed by a joint venture, or additional hotel rooms.

 The Isle-Vicksburg

  The Isle-Vicksburg, which commenced operations on August 9, 1993, was the first of four dockside gaming facilities to open in the Vicksburg, Mississippi market. Vicksburg is the closest gaming market to Jackson, Mississippi, a metropolitan area with a population of approximately 420,000 that is located approximately 40 miles east of Vicksburg.

  The Isle-Vicksburg is located on an 18-acre site along the Mississippi River, approximately one mile north of Interstate 20, and consists of a 27,000 square foot dockside casino, a new on-site 124-room hotel and a 12,000 square foot land-based pavilion. The casino has two levels with a total of 793 slot machines and 28 table games. The Isle-Vicksburg provides on-site parking for 900 vehicles.

  The land-based pavilion offers customers a wide variety of non-gaming amenities, including a 67-seat Farraddays' restaurant, a 277-seat Calypso's buffet, a Tradewinds deli, live entertainment, a Banana Cabana souvenir gift shop, an Island Gold Players Club booth and a reception area. Customers have easy access to the second level of the casino from the land-based pavilion by either escalator or a wide stairway, both of which provide panoramic views of the Mississippi River through a wall of windows.

  In February 1999, we opened a new on-site 124-room hotel at the Isle-Vicksburg, which has 69 deluxe rooms with balconies overlooking the Mississippi River. The hotel is located on the bank of the Mississippi River, adjacent to the casino. The Isle-Vicksburg's 67-space recreational vehicle park is located approximately one-half mile from the casino and provides off-site parking for 200 vehicles.

  The Vicksburg market had gaming revenue of $202.2 million in 1998. We believe that the Isle-Vicksburg attracts customers primarily from Vicksburg and Jackson, Mississippi, northeastern Louisiana and tourists from other locales. Approximately 530,000 and 1.5 million people live within 50 and 100 miles, respectively, of the Isle-Vicksburg. Vicksburg, a river port city best known as the site of an historic Civil War battle and the home of the Vicksburg National Military Park and Cemetery, drew more than 1.0 million visitors in 1998.

 The Isle-Black Hawk

  On December 30, 1998, we opened our 57%-owned Isle-Black Hawk. This land-based casino is the first casino reached by customers arriving from Denver, Colorado, a metropolitan area with a population of approximately 2.2 million that is located approximately 40 miles east of Black Hawk/Central City. The Isle-Black Hawk is the largest of the 29 gaming facilities currently operating in the Black Hawk/Central City market.

  The Isle-Black Hawk is located on an approximately 9.4-acre site which is readily accessible from Highway 119 and contains 43,000 square feet of gaming space on a single floor with 1,089 slot machines, 14 table games and on-site covered parking for 1,100 vehicles. The Isle-Black Hawk offers customers a wide variety of non-gaming amenities, including a 52-seat Farraddays' restaurant, a 254-seat Calypso's buffet, a 36-seat Tradewinds deli, a Banana Cabana souvenir gift shop and a 4,000 square foot event center that can be used for meetings and entertainment.

  Isle of Capri Casinos, Inc. manages the Isle-Black Hawk for a fee which is equal to two percent of revenue (after deducting one-half of gaming taxes) plus ten percent of operating income, not to exceed four percent of revenue, as defined.

  The Black Hawk/Central City market had gaming revenue of $366.0 million in 1998. We believe that the Isle-Black Hawk's customers are primarily "day trippers" from Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

  There are less than 200 hotel rooms in the Black Hawk/Central City market. We plan to begin construction of an on-site 235-room hotel in the summer of 1999. The hotel is expected to be funded through operating cash flow, loans and equity contributions from us and perhaps the minority owner.

Other Operations

 Pompano Park

  In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. During 1998, Pompano Park conducted 182 live racing programs. Pompano Park also offers daily "full card" simulcasting and wagering on other harness races and operates a 15-table limited stakes poker room with a $10 maximum win.

  Pompano Park is conveniently located off of Interstate 95 and the Florida Turnpike on a 220-acre owned facility. Pompano Park can accommodate up to 14,500 customers and has 4,000 parking spaces and 980 horse stalls. The six-story, air-conditioned facility includes a box seat area, a 218,400 square foot clubhouse, a large grandstand, a 1,200-seat dining area from which the races can be viewed, five concession stands, five bars and a 165-seat Player's Lounge cafeteria.

  We believe that Pompano Park would be an attractive location for casino-style gaming if such gaming were to be legalized in Florida.

 Capri Cruises

  On April 20, 1998, we formed Capri Cruises, a joint venture with Commodore Cruise Lines. We own a 50% interest in the joint venture and operate the casino on the Enchanted Capri cruise ship, which is based in the Port of New Orleans. The cruise ship offers two and five night cruises for up to 550 passengers. We provide discounted and complimentary cruises on the Enchanted Capri to many of our Island Gold Players Club members.

Competition

 General

  We face intense competition in each of the markets in which we operate. Our existing gaming facilities compete directly with other gaming properties in Louisiana, Mississippi and Colorado. We expect this competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. Several of our competitors have substantially better name recognition, marketing and financial resources than we do. We cannot predict with any certainty the effects of existing and future competition on our operating results.

  We also compete with other forms of gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, video lottery terminals, video poker terminals and, in the future, may compete with in-flight gaming or gaming at other venues.

  We also compete with gaming operations in other gaming jurisdictions such as Las Vegas, Nevada and Atlantic City, New Jersey. Our competition also includes casinos located on Native American reservations throughout the United States, which have the advantages of being land-based and exempt from certain state and federal taxes. Some Native American tribes are either in the process of establishing or are considering the establishment of gaming at additional locations. Expansion of existing gaming jurisdictions and the development of new gaming jurisdictions and casinos on Native American-owned lands will increase competition for our existing and future operations. In addition, increased competition could limit new opportunities for us or result in the saturation of certain gaming markets.

 Louisiana Markets

  Louisiana, unlike certain other jurisdictions, does not permit license holders to operate a second boat out of the same location without a gaming license for each boat. In addition to existing competition, the granting of additional gaming licenses in the Lake Charles or Bossier City/Shreveport market or the relocation of existing licenses from elsewhere in the state of Louisiana to either market would increase competition for us. The last available gaming license in Louisiana could be awarded to an operator in either the Lake Charles or Bossier City/Shreveport market. The Chairman of the Louisiana Gaming Control Board has indicated that he plans to ask the Louisiana Gaming Control Board to consider accepting applications for this license. If the Louisiana Gaming Control Board begins accepting applications for this license, the last gaming license would likely be awarded before the first half of calendar 2000. Because a significant number of the Isle-Lake Charles' and the Isle-Bossier City's customers reside in Texas, legalization of casino gaming in Texas would have a material adverse effect on our operating results.

  The Isle-Lake Charles

  The Isle-Lake Charles is one of two riverboat gaming facilities in the Lake Charles, Louisiana market that each operates two riverboats from a single facility. The Isle-Lake Charles, with its location at the western end of the Lake Charles gaming market, is the first gaming facility reached by patrons arriving from Texas. The Isle-Lake Charles' riverboat competitor, Players International, operates two riverboats and a 268-room hotel at a facility approximately two miles from the Isle-Lake Charles. A land-based, Native American-owned casino with approximately 71,000 square feet of gaming space, a 223-room hotel and 150 recreational vehicle parking spaces is operating in Kinder, Louisiana, approximately 35 miles northeast of the Isle-Lake Charles. Customers from Texas must travel a total of approximately 70 miles more per round trip to visit the casino in Kinder. Riverboats in the Lake Charles market are subject to cruising requirements, which makes the land-based casino in Kinder more desirable to many gaming customers. However, one of our boats at the Isle-Lake Charles is dockside at all times, allowing us to offer continuous boarding.

  The Isle-Bossier City

  The Isle-Bossier City is one of four facilities currently operating in the Bossier City/Shreveport market, a non-cruising gaming market. Despite opening a new on-site hotel, the Isle-Bossier City will face increased competition from existing competitors if they add to or enhance their existing facilities. All of the facilities were opened between April 1994 and October 1996. In January 1998, Horseshoe Gaming opened a 606-room hotel at its casino and replaced its riverboat with a larger vessel. This 62,400 square foot, four-deck riverboat has approximately 30,000 square feet of gaming space, making it the largest in the Bossier City/Shreveport market. Hollywood Park, through its Casino Magic subsidiary, opened a 188-room hotel in December 1998 and operates a 20,000 square foot riverboat casino. Harrah's recently began construction on a 500-room hotel at its property in Shreveport where it currently operates a 20,000 square foot riverboat casino. Hollywood Casino recently received approval for a $185 million riverboat casino, hotel and entertainment complex in Shreveport, although no financing for the project has been announced.

  Legislation was adopted in the 1997 legislative session and approved by the voters in Bossier Parish, Louisiana that, subject to passage of tax legislation, would allow up to 15,000 square feet of slot machines at Louisiana Downs, a thoroughbred racing facility located approximately six miles east of the Isle-Bossier City. In the 1998 legislative session, the legislature failed to adopt a tax rate. However, during the 1999 legislative session a bill was passed which, through the creation of a special taxing district, purports to satisfy the requirement for assessment of a tax on slot operations at Louisiana Downs prior to the commencement of slot operations. If slot operations open at Louisiana Downs, the Isle-Bossier City's operating results could be adversely affected.

 Mississippi Markets

  Because Mississippi law does not limit the number of gaming licenses that may be granted, there may be increases in the number of gaming facilities, which could have a material adverse effect on our Mississippi properties.

  The Isle-Biloxi

  Twelve gaming facilities are located along the Mississippi Gulf Coast. Nine gaming facilities are located in Biloxi, two gaming facilities are located in Gulfport, approximately 10 miles east of Biloxi, and one gaming facility is located in Bay St. Louis, approximately 30 miles east of Biloxi.

  Intense competition on the Mississippi Gulf Coast has already contributed to the permanent closure of four gaming facilities and reorganizations at two other gaming facilities in the area. On March 16, 1999, Mirage Resorts, Inc., opened Beau Rivage, a $680.0 million, 1,780 room resort and casino with 78,000 square feet of gaming space and a 50,000 square foot meeting center. Beau Rivage is located approximately two miles west of the Isle-Biloxi. Full House Resorts has entered into a licensing agreement with Hard Rock Cafe for the development of a Hard Rock Hotel & Casino adjacent to the Beau Rivage. Full House Resorts has announced that it expects the facility to open in 2001 and to include a 400 to 450-room hotel, a Hard Rock Live concert venue and a signature Hard Rock Cafe.

  Because a significant number of the Isle-Biloxi's customers reside in Alabama, legalization of gaming in Alabama would increase competition and have a material adverse effect on the Isle-Biloxi.

  We believe that the location of the Isle-Biloxi has several significant competitive advantages. The Isle-Biloxi is located on "Casino Row", a cluster of three casinos at the eastern end of Highway 90, affording visitors the convenience and visual impact of three gaming facilities located within walking distance. "Casino Row" is the first area reached by visitors from Alabama, Florida and Georgia.

  The Isle-Vicksburg

  The Isle-Vicksburg is one of four gaming facilities currently operating in the Vicksburg, Mississippi area. The Isle-Vicksburg is the second largest casino in the Vicksburg area. We opened a 124-room on-site hotel in February 1999. Two of our competitors have an on-site hotel and our third competitor has a hotel adjacent to its site. Lady Luck Gaming owns a site in Vicksburg and has at various times announced plans to develop a casino and hotel at the site.

  Other local casino competition includes one gaming facility in Natchez, Mississippi, two gaming facilities in Greenville, Mississippi and a land-based, Native American-owned casino near Philadelphia, Mississippi. These casinos are located within a range of 60-125 miles from Vicksburg and 70-90 miles from Jackson.

  Mississippi statutes limit gaming to the Mississippi River and navigable waters within counties bordering the Mississippi River. However, there have been several attempts to expand gaming as far east of the Mississippi River as possible. We expect these efforts to continue. An appeal of the Mississippi Gaming Commission's decision denying site approval of Horseshoe Gaming's proposed casino in eastern Warren County on the Big Black River, between the Isle-Vicksburg and its primary market of Jackson, is pending in the Mississippi Supreme Court. If gaming sites are approved in the eastern part of Warren County, the Isle-Vicksburg would be materially adversely affected.

  We believe that the Isle-Vicksburg enjoys certain competitive advantages in the Vicksburg gaming market based on its convenient location and its new 124-room on-site hotel, which has 69 deluxe rooms with balconies overlooking the Mississippi River. The Isle-Vicksburg is located approximately one mile from an exit off Interstate 20 that provides easy access from Jackson and the surrounding areas. Only one competitor is located closer to Interstate 20 than the Isle-Vicksburg. The Isle-Vicksburg also offers ample parking both on-site and immediately adjacent to the facility. We also believe that the Isle-Vicksburg's gaming and non-gaming facilities and distinctive tropical island theme provide one of the most exciting and spacious gaming environments in the Vicksburg market.

  The Isle-Black Hawk

  Competition in the Black Hawk/Central City, Colorado market is intense. Of the 29 gaming facilities currently operating in the Black Hawk/Central City market, seven have over 400 gaming positions and two offer a variety of hotel accommodations. These seven gaming facilities all have on-site parking and have established high-profile brand names in the local market.

  New construction, development projects and expansion plans are in process at other casino facilities. Riviera Black Hawk acquired a 300,000 square foot site next to the Isle-Black Hawk and is developing a facility and has announced that it will have 1,000 slot machines and a 550-space covered parking garage. This facility is scheduled to open in early 2000. Another competitor is constructing a nearby casino, which is also scheduled to open in 2000.

  We believe that the Isle-Black Hawk's large casino, covered self-service parking, dining amenities and unique tropical island theme give us an advantage in the Black Hawk/Central City market. Our casino is the closest casino in Black Hawk to the highway and is the largest casino in the Black Hawk/Central City market.

Recent Transactions

  We recently refinanced substantially all of our existing debt, other than certain non-recourse debt incurred by the subsidiaries that own and operate the Isle-Black Hawk, in order to reduce borrowing rates, extend debt maturities and improve our financial flexibility. The refinancing consisted of the following:

    . Offering of Senior Subordinated Notes. On April 23, 1999, we issued
      $390.0 million principal amount of 8 3/4% senior subordinated notes due 2009. We used the net proceeds of this offering to fund the repurchase of our existing 12 1/2% senior secured notes due 2003 and to repay certain other indebtedness. In connection with the offering and sale of these notes, we entered into an amendment to the indenture governing our 12 1/2% Senior Secured Notes due 2003, to eliminate most of the financial and restrictive covenants in the indenture. We effected a covenant defeasance of the remaining 12 1/2% senior secured notes by depositing sufficient funds with the trustee to redeem the remaining outstanding notes on August 1, 2000, the earliest possible redemption date. The first priority liens that secure the 12 1/2% senior secured notes were released as a result of the defeasance of those notes.

    . New Senior Credit Facility. Simultaneously with the $390 million note offering, we entered into a new $175.0 million, five-year senior credit facility comprised of a $50.0 million term loan and a $125.0 million undrawn revolver. Our new senior credit facility is secured by liens on substantially all of our assets and guaranteed by all of our significant restricted subsidiaries. We used the initial borrowings under our new senior credit facility to repay certain existing debt, for working capital and for other general corporate purposes. We plan to use future borrowings under our new senior credit facility to finance expansion projects and for working capital and general corporate purposes.

Recent Developments

 Tunica County, Mississippi

  In March 1999, we acquired, for $9.5 million, the original Harrah's casino facility located in Tunica County, Mississippi. The Tunica gaming market generated gaming revenue of $966.7 million in 1998 and is the fifth largest gaming market in the United States. It is the closest gaming market to the Memphis, Tennessee metropolitan area, which has a population of approximately
1.1 million and is located approximately 30 miles northeast of Tunica County. We are in the process of investing an additional amount of approximately $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. We plan to open the Isle-Tunica in July 1999 with approximately 875 slot machines, 15 table games and our three trademark restaurants. We also plan to invest approximately $40.0 million to construct an on-site hotel with up to 250 rooms and two live entertainment theaters with combined seating for 2,000 people. Construction of the hotel and theaters is scheduled to begin in the second half of calendar 1999. We have entered into a letter of intent with a company affiliated with entertainer Wayne Newton to form a joint venture to operate the theaters.

  The Tunica gaming market is extremely competitive. We will compete with nine dockside gaming facilities in this market. Of these facilities, six are closer to the Memphis, Tennessee metropolitan area, from which most customers come. The Isle-Tunica will be the smallest facility in the Tunica gaming market in terms of gaming square footage and number of positions and, at the time we open the Isle-Tunica, the Isle-Tunica will be the only facility without a hotel.

 Coahoma County, Mississippi

  In 1998, we acquired an option to purchase approximately 138 acres of land in Coahoma County, Mississippi, which is readily accessible from Highway 49, and have received site and development approval from the Mississippi Gaming Commission to develop a gaming entertainment facility on this site. We plan to invest approximately $60.0 million to develop, in phases, a casino and related lodging and entertainment facilities containing approximately 930 slot machines, 24 table games, our three trademark restaurants and a hotel with approximately 225 rooms. We must obtain additional permits to develop this site, including approval from the Army Corps of Engineers, and plan to commence operations at the Isle-Coahoma in 2000.

  Coahoma County, Mississippi is located approximately 130 miles southeast of Little Rock, Arkansas and 70 miles south of Memphis, Tennessee, across the river from Helena, Arkansas. Lady Luck Gaming is the only gaming operator currently in Coahoma County and operates two casinos having a total of approximately 50,000 square feet of gaming space. Lady Luck Gaming also owns and operates a 173-room hotel and a 314-room hotel at its site, and a 120-room hotel in Helena, Arkansas.

  This property will also compete to a lesser extent with gaming facilities in Tunica County. Because a number of this property's customers will be drawn from Arkansas, legalization of gaming in Arkansas would have a material adverse effect on this project.

Future Developments

  We recently adopted an expansion program, which we refer to as the Millennium Expansion Plan, which we believe will be instrumental in driving our continued growth. In addition to development of the Isle-Tunica and the Isle-Coahoma, the Millennium Expansion Plan includes continued development of additional Isle Style amenities at our existing facilities, including the following:

    . Construction of an on-site 250-room deluxe hotel at the Isle-Lake
      Charles;

    . Construction of a larger casino, an approximately 1,000 space parking garage and podium containing entertainment and retail space at the Isle-Biloxi. The podium will be constructed to support the future development of a proposed time-share facility, which may be developed through a joint venture, or additional hotel rooms; and

    . Construction of an on-site 235-room hotel at the Isle-Black Hawk.

  Subject to obtaining necessary approvals, including amending our lease with the City of Biloxi, we expect that the components of the Millennium Expansion Plan will be completed over the next 24 months.

Employees

  As of April 25, 1999, we employed approximately 6,000 people. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Regulatory Matters

 Louisiana

  In July 1991, Louisiana enacted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Riverboat Gaming Commission and the Riverboat Gaming Enforcement Division of the Louisiana State Police. The Louisiana Riverboat Gaming Commission was authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of all licenses, permits and applications. In addition, the Louisiana Riverboat Gaming Commission established regulations concerning authorized routes, duration of excursions, minimum levels of insurance, construction of riverboats and periodic inspections. The Riverboat Gaming Enforcement Division of the Louisiana State Police was authorized to investigate applicants and issue licenses, investigate violations of the statute and conduct continuing reviews of gaming activities.

  In May 1996, regulatory oversight of riverboat gaming was transferred to the Louisiana Gaming Control Board, which is comprised of nine voting members appointed by the governor. The Louisiana Gaming Control Board now oversees all licensing matters for riverboat casinos, land-based casinos, video poker and certain aspects of Native American gaming other than those responsibilities reserved to the Louisiana State Police.

  The Louisiana Gaming Control Board is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

  The Louisiana State Police continues to be involved broadly in gaming enforcement and reports to the Louisiana Gaming Control Board. Louisiana law permits the Louisiana State Police, among other things, to continue to (1) conduct suitability investigations, (2) audit, investigate and enforce compliance with standing regulations, (3) initiate enforcement and administrative actions and (4) perform "all other duties and functions necessary for the efficient, efficacious, and thorough regulation and control of gaming activities and operations under the Louisiana Gaming Control Board's jurisdiction."

  Louisiana gaming law specifies certain restrictions relating to the operation of riverboat gaming, including the following:

    . except in Bossier City/Shreveport, gaming is not permitted while a riverboat is docked, other than the 45 minutes between excursions and during times when dangerous weather or water conditions exist;

    . except in Bossier City/Shreveport, each round-trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specific exceptions;

    . agents of the Louisiana State Police are permitted on board at any time during gaming operations;

    . gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers;

    . gaming may only take place in the designated gaming area while the riverboat is on a designated river or waterway;

    . gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area or in a secure area used for inspection, repair or storage of such equipment;

    . wagers may be received only from a person present on a licensed riverboat;

    . persons under 21 are not permitted in designated gaming areas;

    . except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat;

    . licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth;

    . licensees must have adequate protection and indemnity insurance;

    . licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and

    . gaming may only be conducted in accordance with the terms of the license and Louisiana law.

  To receive a gaming license in Louisiana, an applicant must be found to be a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits and associations do not (1) pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming or (2) create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements of gaming activities. In addition, the Louisiana Gaming Control Board will not grant a license unless it finds that:

    . the applicant can demonstrate the capability, either through training, education, business experience or a combination of the preceding, to operate a gaming operation;

    . the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and is from a suitable and acceptable source;

    . the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers;

    . the applicant submits with its application for a license a detailed plan of design of the riverboat;

    . the applicant designates the docking facilities to be used by the riverboat;

    . the applicant shows adequate financial ability to construct and maintain a riverboat; and

    . the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

  An initial license to conduct riverboat gaming operations is valid for a term of five years and legislation passed in the 1999 legislative session, provides for renewals every five years thereafter. Legislation was passed during the 1999 regular legislative session, which, if not vetoed by the governor, would increase the license renewal terms to five years. A gaming license is deemed to be a privilege under Louisiana law and, as such, may be denied, revoked, suspended, conditioned or limited at any time by the Louisiana Gaming Control Board.

  The Isle-Bossier City was issued its initial gaming license by the Riverboat Gaming Enforcement Division of the Louisiana State Police on December 22, 1993 and the Isle-Lake Charles was issued its initial gaming license by the Louisiana Gaming Control Board on March 14, 1995. The license to operate the Grand Palais was issued to a previous owner and the Grand Palais ceased operations as a result of its bankruptcy. Isle of Capri acquired the Grand Palais and has been advised by the chief counsel to the Louisiana Gaming Control Board that it will treat the running of the five-year license period as having been suspended from June 6, 1995 until July 12, 1996, the date on which gaming operations recommenced on the Grand Palais. The legal effect of this communication is unclear. Louisiana gaming law provides that a renewal application for the period succeeding the initial five-year term of an operator's license must be made to the Louisiana Gaming Control Board on an annual basis. The application for renewal consists of a statement under oath of any and all changes in information, including financial information, provided in the previous application. The transfer of a license or an interest in a license is prohibited.

  Certain persons affiliated with a riverboat gaming licensee, including directors and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding 5% or greater interests in the licensee and persons exercising influence over a licensee, are subject to the application and suitability requirements of Louisiana gaming law.

  The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition by any person of securities which represent 5% or more of the total outstanding shares issued by a licensee is subject to the approval of the Louisiana Gaming Control Board. A security issued by a licensee must generally disclose these restrictions. Prior approval from the Louisiana Gaming Control Board is required for the sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition of any ownership interest of 5% or more of any non-corporate licensee or for the transfer of any "economic interest" of 5% or more of any licensee or affiliated gaming person. An "economic interest" is defined as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other benefit.

  Fees payable to the state for conducting gaming activities on a riverboat include (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter, plus (2) 18.5% of net gaming proceeds. A statute also authorizes local governing authorities to levy boarding fees. Isle of Capri has development agreements with the local governing authorities in the jurisdictions in which it operates pursuant to which it makes payments in lieu of boarding fees.

  A licensee must notify and/or seek approval from the Louisiana Gaming Control Board in connection with any withdrawals of capital, loans, advances or distributions in excess of 5% of retained earnings for a corporate licensee, or of capital accounts for a partnership or limited liability company licensee, upon completion of any such transaction. The Louisiana Gaming Control Board may issue an emergency order for not more than ten days prohibiting payment of profits, income or accruals by, or investments in, a licensee. Riverboat gaming licensees and their affiliated gaming persons must notify the Louisiana Gaming Control Board 60 days prior to the receipt by any such persons of any loans or extensions of credit or modifications thereof. The Louisiana Gaming Control Board is required to investigate the reported loan, extension of credit or modification thereof and to determine whether an exemption exists on the requirement of prior written approval and, if such exemption is not applicable, to either approve or disapprove the transaction. If the Louisiana Gaming Control Board disapproves of a transaction, the transaction cannot be entered into by the licensee or affiliated gaming person. Isle of Capri is an affiliated gaming person of its subsidiaries which hold the licenses to conduct riverboat gaming at the Isle-Bossier City and the Isle-Lake Charles.

  The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee's gaming license. Additionally, if the Louisiana Gaming Control Board finds that the individual owner or holder of a security of a corporate license or intermediary company or any person with an economic interest in a licensee is not qualified under Louisiana law, the Louisiana Gaming Control Board may require, under penalty of suspension or revocation of the license, that the person not:

    . receive dividends or interest on securities of the corporation;

    . exercise directly or indirectly a right conferred by securities of the corporation;

    . receive remuneration or economic benefit from the licensee; or

    . continue its ownership or economic interest in the licensee.

  A licensee must periodically report the following information to the Louisiana Gaming Control Board, which is not confidential and is available for public inspection: (1) the licensee's net gaming proceeds from all authorized games, (2) the amount of net gaming proceeds tax paid and (3) all quarterly and annual financial statements presenting historical data, including annual financial statements that have been audited by an independent certified public auditor.

  During the 1996 special session of the Louisiana legislature, legislation was passed which provided for local option elections to be held in November 1996 which gave voters in each parish within the state the opportunity to decide whether the various forms of gaming permitted under Louisiana law, including riverboat gaming, were permissible in each parish. In November 1996, voters in Calcasieu and Bossier parishes, the parishes in which the Isle-Lake Charles and Isle-Bossier City are located, voted favorably to permit the continuation of riverboat gaming.

  During the 1996 special session of the Louisiana legislature, legislation was also enacted placing on the ballot for a state-wide election a constitutional amendment limiting the expansion of gaming. In October 1996, voters passed the constitutional amendment. As a result, local option elections are required before new or additional forms of gaming can be brought into a parish.

  Proposals to amend or supplement Louisiana's riverboat gaming statute are frequently introduced in the Louisiana State legislature. There is no assurance that changes in Louisiana gaming law will not occur or that such changes will not have a material adverse effect on Isle of Capri's business in Louisiana.

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

  Gaming vessels in Mississippi must be located on the Mississippi River, on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. Mississippi law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

  The ownership and operation of gaming facilities in Mississippi are subject to extensive state and local regulation intended to:

    . prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

    . establish and maintain responsible accounting practices and procedures for gaming operations;

    . maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports;

    . provide a source of state and local revenues through taxation and licensing fees;

    . prevent cheating and fraudulent practices; and

    . ensure that gaming licensees, to the extent practicable, employ
      Mississippi residents.

  The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted in Mississippi and such changes, if enacted, could have an adverse effect on Isle of Capri and its Mississippi gaming operations.

  Isle of Capri is registered as a publicly traded holding company under the Mississippi Gaming Control Act. Isle of Capri's gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission, the state tax commission and various other local, city and county regulatory agencies (collectively referred to as the "Mississippi Gaming Authorities"). Subsidiaries of Isle of Capri have obtained gaming licenses from the Mississippi Gaming Authorities to operate the Isle-Biloxi and the Isle-Vicksburg and have applications pending for gaming licenses for the Isle-Tunica and the Isle-Coahoma. Isle of Capri's future gaming operations outside of Mississippi are also subject to approval by the Mississippi Gaming Commission.

  The licenses held by Isle of Capri's Mississippi gaming operations have terms of two years and are not transferable. The Isle-Biloxi received a third gaming license in April 1998 and the Isle-Vicksburg obtained a third gaming license in January 1999. There is no assurance that new licenses can be obtained at the end of each two-year period of a license. The Isle-Tunica and the Isle-Coahoma will have to obtain licenses before gaming operations can begin at these locations. Moreover, the Mississippi Gaming Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in the subsidiaries of Isle of Capri that operate in Mississippi.

  Substantial fines for each violation of Mississippi's gaming laws or regulations may be levied against Isle of Capri, its subsidiaries and the persons involved. A violation under a gaming license held by a subsidiary of Isle of Capri operating in Mississippi may be deemed a violation of all the other licenses held by Isle of Capri.

  Isle of Capri and each of its Mississippi gaming subsidiaries must periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and/or the state tax commission. Numerous transactions, including substantially all loans, leases, sales of securities and similar financing transactions entered into by any subsidiary of Isle of Capri operating a casino in Mississippi, must be reported to or approved by the

Mississippi Gaming Commission. In addition, the Mississippi Gaming Commission may, in its discretion, require additional information about the operations of Isle of Capri.

  Certain officers and employees of Isle of Capri and the officers, directors and certain key employees of Isle of Capri's Mississippi gaming subsidiaries must be found suitable or be licensed by the Mississippi Gaming Commission. Isle of Capri believes that all required findings of suitability related to the Isle-Biloxi and the Isle-Vicksburg have been applied for or obtained, although the Mississippi Gaming Commission in its discretion may require additional persons to file applications for findings of suitability. Isle of Capri will have to obtain findings of suitability related to the Isle-Tunica and the Isle-Coahoma. In addition, any person having a material relationship or involvement with Isle of Capri may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Gaming Commission has the power to require Isle of Capri and any of its Mississippi gaming subsidiaries to suspend or dismiss officers, directors and other key employees or to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

  Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. The Mississippi Gaming Commission will refuse to issue a work permit to a person who has been convicted of a felony, committed certain misdemeanors or knowingly violated the Mississippi Gaming Control Act, and it may refuse to issue a work permit to a gaming employee for any other reasonable cause.

  At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of Isle of Capri. Mississippi law requires any person who individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 5% of Isle of Capri's common stock to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. In addition, any person who, individually or in association with others, becomes, directly or indirectly, a beneficial owner of more than 10% of Isle of Capri's common stock, as reported to the U.S. Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation.

  The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly-traded holding company's stock. However, the Mississippi Gaming Commission has adopted a policy that generally permits certain institutional investors to own beneficially up to 10% of a registered public company's stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

  Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Isle of Capri believes that compliance by Isle of Capri with the licensing procedures and regulatory requirements of the Mississippi Gaming Commission will not affect the marketability of Isle of Capri's securities. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of Isle of Capri's securities beyond such time as the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor. Isle of Capri is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with Isle of Capri or its subsidiaries operating casinos in Mississippi, Isle of Capri:

    . pays the unsuitable person any dividend or other distribution upon its voting securities;

    . recognizes the exercise, directly or indirectly, of any voting rights conferred by its securities;

    . pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

    . fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

  Isle of Capri may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any of Isle of Capri's debt securities. In addition, under the Mississippi Gaming Control Act, the Mississippi Gaming Commission may, in its discretion, (1) require holders of Isle of Capri's securities, including the notes, to file applications, (2) investigate such holders and (3) require such holders to be found suitable to own such securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as the notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

  The Mississippi regulations provide that a change in control of Isle of Capri may not occur without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits Isle of Capri from making a public offering of its securities without the approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more such purposes. The Mississippi Gaming Commission has the authority to grant a continuous approval of securities offerings and has granted such approval for Isle of Capri, subject to an annual renewal.

  Regulations of the Mississippi Gaming Commission prohibit certain repurchases of securities of publicly traded corporations registered with the Mississippi Gaming Commission, including holding companies such as Isle of Capri, without prior approval of the Mississippi Gaming Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Mississippi Gaming Commission also require prior approval for a "plan of recapitalization" as defined in such regulations.

  Isle of Capri must maintain in the State of Mississippi current stock ledgers, which may be examined by the Mississippi Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Isle of Capri must render maximum assistance in determining the identity of the beneficial owner.

  Mississippi law requires that certificates representing shares of Isle of Capri common stock bear a legend to the general effect that the securities are subject to the Mississippi Gaming Control Act and regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the authority to grant a waiver from the legend requirement, which Isle of Capri has obtained. The Mississippi Gaming Authorities, through the power to regulate licenses, have the power to impose additional restrictions on the holders of Isle of Capri's securities at any time.

  The Mississippi Gaming Commission has enacted a regulation requiring that, as a condition to licensure or license renewal, an applicant must provide a plan to develop infrastructure facilities amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars. In 1999, the Mississippi Gaming Commission approved amendments to this regulation that increased the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfathered existing licensees and development plans approved prior to the effective date of the new regulation (including the Isle-Tunica and the Isle-Coahoma). "Infrastructure facilities" include any of the following:

    . a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide;

    . theme parks;

    . golf courses;

    . marinas;

    . entertainment facilities;

    . tennis complexes; and

    . any other facilities approved by the Mississippi Gaming Commission.

Parking facilities, roads, sewage and water systems or civic facilities are not considered "infrastructure facilities." The Mississippi Gaming Commission may reduce the number of rooms required in a hotel if it is satisfied that sufficient rooms are available to accommodate the anticipated number of visitors.

  License fees and taxes are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations will be conducted. The license fee payable to the state of Mississippi is based upon gross revenue of the licensee (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of gross revenue of $50,000 or less per month, 6% of gross revenue over $50,000 and less than $134,000 per calendar month, and 8% of gross revenue over $134,000 per calendar month. The foregoing license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid. Additionally, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. The gross revenue imposed by the Mississippi communities and counties in which Isle of Capri's casino operations are located equals 0.4% of gross revenue of $50,000 or less per calendar month, 0.6% of gross revenue over $50,000 and less than $134,000 per calendar month and 0.8% of gross revenue over $134,000 per calendar month. These fees have been imposed in, among other cities and counties, Biloxi, Vicksburg, Tunica County and Coahoma County. Certain Local and Private Laws of the State of Mississippi may impose fees or taxes on the Mississippi Gaming Subsidiaries in addition to the fees described above.

  The Mississippi Gaming Commission requires, as a condition of licensure or license renewal, that casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge. Isle of Capri believes that all of its Mississippi Gaming Subsidiaries currently meet this requirement. A 1996 Mississippi Gaming Commission regulation prescribes the hurricane emergency procedure to be used by the Mississippi Gulf Coast casinos.

  The sale of food or alcoholic beverages at Isle of Capri's Mississippi gaming locations is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos. Certain officers and managers of Isle of Capri and its Mississippi gaming subsidiaries must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission in connection with liquor permits that have been issued. The Alcoholic Beverage Control Division of the State Tax Commission must approve all changes in licensed positions.

  During 1998, certain anti-gaming groups proposed referenda that, if adopted, would have banned gaming in Mississippi and required that gaming entities cease operations within two years after the ban. The referenda were declared illegal by Mississippi courts on constitutional and procedural grounds. A revised initiative has been submitted to the Secretary of State and could be placed on the ballot for the November 2000 election.

 Colorado

  The State of Colorado created the Division of Gaming (the "Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming

Act. The Director of the Division, under the supervision of a five-member Colorado Limited Gaming Control Commission (the "Colorado Commission"), has been granted broad power to ensure compliance with the Colorado gaming regulations (the "Colorado Regulations"). The Director may inspect, without notice, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. He may also conduct detailed background investigations of persons who loan money to Isle of Capri or its Colorado gaming subsidiaries.

  The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses. The licenses are revocable and non-transferable. The failure or inability of Isle of Capri or any of its Colorado gaming subsidiaries to maintain necessary gaming licenses will have a material adverse effect on the operating results of Isle of Capri. All persons employed by Isle of Capri and its Colorado gaming subsidiaries and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.

  As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an interest in a licensee for purposes of the multiple license prohibition if:

    . such person has less than a five percent (5%) interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as Isle of Capri);

    . a person has a five percent (5%) or more financial interest in an institutional investor, but the institutional investor has less than a five percent (5%) interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

    . an institutional investor has less than a five percent (5%) financial interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

    . an institutional investor possesses securities in a fiduciary capacity for another person, and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

    . a registered broker or dealer retains possession of securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the publicly traded licensee's voting securities or of a publicly traded company affiliated with a licensee;

    . a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee;

    . an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights of less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

    . a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or

    . a person owns less than five percent (5%) of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

Hence, Isle of Capri's and its stockholders' business opportunities in Colorado are limited to such interests that comply with the statute and the Colorado Commission's rule.

  In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines may have an interest in any casino operator, allow any of its officers to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Colorado Commission has ruled that a person does not have a "substantial interest" if it directly or indirectly has less than five percent (5%) of such voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

  In other contexts, counsel for the Division has informed counsel for Isle of Capri that, for purposes of the manufacturer/operator vertical integration rule and the horizontal three-license rule described above, the Division has taken the position that only a person deemed to have "beneficial ownership" (as defined in the rules and regulations of the U.S. Securities and Exchange Commission under Section 13(d) of the U.S. Securities Exchange Act of 1934) of shares of the publicly traded holding company (or licensee) will be deemed to have an "interest" under the vertical integration rule or "ownership interest" under the horizontal rule. However, the Division has not passed on this issue with respect to Isle of Capri, and neither the Colorado Commission nor the Colorado legislature has addressed this issue. As a result, there is no assurance that the Division, the Colorado Commission or the Colorado legislature will not apply a more restrictive interpretation in this instance.

  Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, without limitation, Isle of Capri and its stockholders, may be required to supply the Colorado Commission with substantial information, including background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Black Hawk LLC, through their ownership in Isle of Capri. Such persons must report their interest and file appropriate applications within 45 days after acquiring such interest.

  Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Black Hawk LLC, through their ownership in Isle of Capri, must report their interest to the Colorado Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Black Hawk LLC, through their ownership in Isle of Capri, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $53 per hour.

  The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (1) all persons licensed pursuant to the Colorado Limited Gaming Act; (2) all officers, directors and stockholders of a licensed privately held corporation; (3) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation; (4) all general partners and all limited partners of a licensed partnership; (5) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company); (6) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming and (7) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

  In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Director, must promptly provide to the Colorado Commission or Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Colorado Commission to require a licensee or applicant to terminate its "gaming contract" (as defined below) with any person who failed to provide the information requested. In addition, the Director or the Colorado Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

  The Colorado Commission and the Division have interpreted the statute and regulations to permit the Colorado Commission to investigate and license any lenders to Isle of Capri or its Colorado gaming subsidiaries. In any event, such lenders may not be able to exercise certain of their rights and remedies without prior approval of the Colorado gaming authorities.

  An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Director, as appropriate. Specifically, the Colorado Commission and the Director must deny a license to any applicant who (1) fails to prove by clear and convincing evidence that the applicant is qualified; (2) fails to provide information and documentation requested; (3) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (4) has been, or is any director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been, convicted of certain crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler or (5) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

  If the Colorado Commission determines that a person or entity is unsuitable to own interests in Isle of Capri, then Isle of Capri and any of its Colorado gaming subsidiaries may be sanctioned, which may include the loss by Isle of Capri and its Colorado gaming subsidiaries of their respective approvals and licenses.

  The Colorado Commission does not need to approve in advance a public offering of securities but rather requires a filing of notice and additional documents with regard to such public offering prior to such public offering. Under the regulations, the Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

  In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as Isle of Capri, from paying dividends, interest or other remuneration to any unsuitable person, or recognizing the exercise of any voting rights by any unsuitable person. Further, Isle of Capri may repurchase the shares of anyone found unsuitable at the lesser of the cash equivalent to the original investment in Isle of Capri or the current market price. The Colorado Regulations also require anyone with a material involvement with a licensee, including a director or officer of a holding company such as Isle of Capri, to file for a finding of suitability if required by the Colorado Commission.

  In addition to its authority to deny an application for a license or suitability, the Colorado Commission has jurisdiction to disapprove a change in corporate position of a licensee and may have such authority with respect to any entity which is required to be found suitable by the Colorado Commission. The Colorado Commission has the power to require Isle of Capri and its Colorado gaming subsidiaries to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities; and may have such power with respect to any entity which is required to be found suitable.

  A person or entity may not sell, lease, purchase, convey or acquire a controlling interest in Isle of Capri without the prior approval of the Colorado Commission. Isle of Capri may not sell any interest in its Colorado gaming subsidiaries without the prior approval of the Colorado Commission.

  The Isle-Black Hawk must meet certain architectural requirements, fire safety standards and standards for access for disabled persons. The Isle-Black Hawk also must not exceed certain gaming square footage limits as a total of each floor and the full building. The casino at the Isle-Black Hawk may operate only between 8:00 a.m. and 2:00 a.m. and may permit only individuals 21 years or older to gamble in the casino. It may permit only slot machines, blackjack and poker, with a maximum single bet of $5.00. The Isle-Black Hawk may not provide credit to its gaming patrons.

  The Colorado Regulations permit gaming only in a limited number of cities and certain commercial districts.

  The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. Effective July 1, 1999, the Colorado Commission has set a gaming tax rate of .25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million and 20% on adjusted gross gaming proceeds in excess of $10 million. Black Hawk has imposed an annual device fee of $750 per gaming device and may revise the same from time to time. The Colorado Commission may revise the gaming tax or device fee at any time, but has been considering such provisions only annually.

  The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly own 10% or more of Black Hawk LLC, through their ownership of Isle of Capri, must file applications and possibly be investigated by the Colorado Liquor Agencies. The Colorado Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. All licenses are revocable and not transferable. The Colorado Liquor Agencies have the full power to limit, condition, suspend or revoke any such license and any such disciplinary action could (and revocation would) have a material adverse effect upon the operating results of Isle of Capri. The Isle-Black Hawk holds a retail gaming tavern license. Accordingly, a person with an interest in Black Hawk LLC may not have an interest in a hotel and restaurant license.

 Florida

  On June 15, 1995, the Florida Department of Business and Professional Regulation, acting through its division of pari-mutuel wagering (the "Florida Division"), issued its final order approving Pompano Park as a pari-mutuel wagering permit holder for harness and quarter horse racing at Pompano Park. The Florida Division approved Pompano Park's license to conduct a total of 184 live evening races for the season beginning July 1, 1998 to June 30, 1999. Although Isle of Capri does not presently intend to conduct quarter horse racing operations at Pompano Park, it may do so in the future, subject to Florida Division approval. The Florida Division must approve any transfer of 10% or more of stock of a pari-mutuel racing permit holder such as Pompano Park.

  Chapter 550 of the Florida Statute and the applicable rules and regulations thereunder (the "Florida Statute") establishes license fees, the tax structure on pari-mutuel permit holders and minimum purse requirements for breeders and owners. The Florida Division may revoke or suspend any permit or license upon the willful violation by the permit holder or licensee of any provision of the Florida Statute. Instead of suspending or revoking a permit or license, the Florida Division may impose various civil penalties on the permit holder or licensee. Penalties may not exceed $1,000 for each count or separate offense.

  Pursuant to a Florida Division order and recent enactments to the Florida Statute, Pompano Park is also authorized to conduct full-card pari-mutuel wagering on: (1) simulcast harness races from outside Florida throughout the racing season and (2) night thoroughbred races within Florida if the thoroughbred permit holder has decided to simulcast night races. Pompano Park has been granted the exclusive right in Florida to conduct full-card simulcasting of harness racing on days during which no live racing is held at Pompano Park. However, on non-race days, Pompano Park must offer to rebroadcast its simulcast signals to pari-mutuel facilities that are not thoroughbred parks. In addition, Pompano Park may transmit its live races into any dog racing or jai alai facility in Florida, including Dade and Broward counties, for intertrack wagering. The Florida Statute establishes the percentage split between Pompano Park and the other facilities receiving such signals. Recent legislation in Florida provided certain reductions in applicable tax and license fees related to intertrack wagering on broadcasts of simulcast harness racing and thoroughbred racing. Isle of Capri believes that simulcast rights at Pompano Park and the recent changes in the Florida Statute are important to Pompano Park's operating results.

  Effective January 1, 1997, the Florida Statute permits pari-mutuel facilities to be licensed by the Florida Division to operate card rooms in those counties in which a majority vote of the County Commission has been obtained and a local ordinance has been adopted. Card rooms can only be operated at pari-mutuel facilities on days that the facility is running live races. The hours of operation extend from two hours before post time of the first live race to two hours after the conclusion of the last live race. Thoroughbred racing facilities must choose between operating card rooms or simulcasting night races from outside the state, but may not do both. If racing facilities elect to simulcast night races, they are required to retransmit the night simulcast signal to certain other pari-mutuel facilities, including Pompano Park.

  The card room operator is the "house" and must deal the cards. The house can charge a fee per player or establish a "rake" for each game. The only card games that have been authorized are "nonbanking" games, such as games in which the house is not allowed to play against the players. The winnings of any player in a single round, hand or game may not exceed $10.00 and all card games must be played with tokens or chips.

  Card rooms may be operated and managed on behalf of the pari-mutuel permit holder by card room management companies that hold a special license from the Florida Division. All employees of the card room management company and the card room operator need to obtain a specific $50.00 occupational license from the Florida Division before they can work in the card room. There is no statutory limit on the number of card tables allowed in a card room. However, the annual license fee for the first card table is $1,000 and $500 for each table thereafter. A card room's annual occupational license fee is $250.

  Each card room operator is required to pay a tax of 10% of his monthly gross receipts from card room operations. "Gross receipts" is defined as the total amount of money received by a card room from any person to participate in authorized games. At least 50% of the monthly "net proceeds," if any, at Pompano Park must be distributed as follows: 47% to supplement purses for harness racing and 3% to supplement breeders' awards during the next ensuing race meet. "Net proceeds" are the total amount of gross receipts received by a card room operator from card room operations, less direct operating expenses as defined in the Florida Statute.

Non-Gaming Regulation

  Isle of Capri is subject to certain federal, state and local safety and health, employment and environmental laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Isle of Capri has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to Isle of Capri's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act of 1990 to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has promulgated regulations requiring owners and operators of certain vessels to establish through the Coast Guard evidence of financial responsibility for clean-up of oil pollution. This requirement has been satisfied by proof of adequate insurance.

  The riverboats operated by the Isle-Lake Charles and the Isle-Bossier City must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and hold U.S. Coast

Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and require licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat's Certificate of Documentation and Inspection could preclude its use as a riverboat casino. Each of Isle of Capri's riverboats is inspected annually and, every five years, is subject to drydocking for inspection of its hull, which could result in a temporary loss of service.

  Permanently moored vessels such as the Isle-Biloxi's and the Isle-Vicksburg's casino barges are not required to hold Certificates of Documentation and Inspection from the U.S. Coast Guard. However, the Mississippi Gaming Commission has engaged third parties to inspect and certify all casino barges with respect to stability and single compartment flooding integrity. Isle of Capri's casino barges in Mississippi must be inspected every two years. Isle of Capri's casino barges in Mississippi must also meet the fire safety standards of the Mississippi Fire Prevention Code and the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharfs of the National Fire Protection Association. Isle of Capri would incur additional costs if either of its Mississippi gaming facilities were not in compliance with one or more of these regulations.

  Isle of Capri is also subject to certain federal, state and local environmental laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. The coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs to our operations.

  Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. Substantial penalties can be imposed against Isle of Capri if it fails to comply with these regulations.

  All shipboard employees of Isle of Capri, even those who have nothing to do with its operation as a vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

ITEM 2. Properties.

 Isle-Lake Charles

  We own approximately 2.7 acres and lease approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. The initial term of this lease expires in March 2000 and we have the option to renew it for seventeen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.2 million per year and is subject to increases based on the Consumer Price Index and construction of hotel facilities on the property.

 Isle-Bossier City

  We own approximately 38 acres of land in Bossier City, Louisiana for use in connection with the Isle-Bossier City and own a 234-room hotel on approximately 10.5 acres of land located 2.5 miles east of the Isle-Bossier City.

 Isle-Biloxi

  We lease the Biloxi berth from the Biloxi Port Commission at an annual rent of the greater of $500,000 or 1% of the gross gaming revenue net of state and local gaming taxes. The lease terminates on July 1, 2004 and we have the option to renew it for seven additional terms of five years each subject to increases based on the cost of living index.

  We lease our land-based facilities from the City of Biloxi at an annual rent of $500,000 per year, plus 3% of the Isle-Biloxi's gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2004, but it is renewable at our option for five additional terms of five years each and a sixth option renewal term, concluding on January 31, 2034, subject to rent increases based on the Consumer Price Index. In April 1994, we entered into an addendum to this lease which requires us to pay 4% of our gross non-gaming revenue, net of sales tax, complimentaries and discounts.

  In April 1994, in connection with the construction of a hotel, we entered into a lease for additional land adjoining the Isle-Biloxi. This lease with the City of Biloxi is for an initial term of 25 years, with options to renew for six additional terms of ten years each and a final option period concluding December 31, 2085. Annual rent is $404,000, plus 4% of gross non-gaming revenue, as defined in the lease, and renewals are subject to rent increases based on the Consumer Price Index.

  We are a party to a lease for the exclusive use of approximately 133 parking spaces and the additional use of 169 spaces in another parking lot on property adjacent to the Isle-Biloxi. This lease expires on November 30, 2000. We have also entered into a joint venture arrangement to sublease property containing a two-level parking garage next to the Isle-Biloxi. The annual rent under this lease is currently approximately $169,000. This lease terminates on November 30, 2000.

 Isle-Vicksburg

  We own approximately 13.1 acres of land in Vicksburg, Mississippi for use in connection with the Isle-Vicksburg. We own an additional 13 acres of land in Vicksburg on which we operate off-site parking and a recreational vehicle park. We also entered into a lease for approximately five acres of land adjacent to the Isle-Vicksburg to be used for additional parking.

 Isle-Black Hawk

  Black Hawk LLC owns approximately 9.1 acres of land in Black Hawk, Colorado for use in connection with the Isle-Black Hawk. Black Hawk LLC also leases one quarter acre from us.

 Pompano Park

  We own approximately 220 acres at Pompano Park.

 Isle-Tunica

  We lease approximately 122 acres of land in Tunica County, Mississippi for use in connection with the Isle-Tunica. The initial lease term is five years and we have the option to renew the lease for seven additional terms of five years. Base rent for each lease year equals the greater of 2% of gross gaming revenue or $800,000. Once gross gaming revenue exceeds $40.0 million during any lease year, the base rent in the following months of such year shall be increased by an amount equal to 2% of such excess. The landlord is entitled to receive additional rent based on excess available cash, as defined in the lease.

 Isle-Coahoma

  In June 1998, we acquired an option to purchase approximately 138 acres of land in Coahoma County, Mississippi for the development of the Isle-Coahoma. The option expires in October 2000.

 Other

  We own 1.6 acres and lease 1.3 acres of land in Cripple Creek, Colorado. The lease has an initial term of 25 years and expires in February 2020, with options to renew for seven additional terms of ten years each. Annual rent under this lease is currently $280,000 and will increase at a rate of $10,000 per year with a maximum increase of $300,000, subject to periodic increases thereafter based on the Consumer Price Index. We also have an option to purchase the leased land.

  We own one additional riverboat casino and one floating pavilion that are currently held for development or sale. We own or lease all of our gaming and non-gaming equipment.

ITEM 3. Legal Proceedings.

  One of our subsidiaries has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. A motion for certification of the class is currently pending before the court and no discovery as to the merits of the alleged claims has begun. We are unable at this time to determine what effect, if any, the suit would have on our financial position or results of operations. However, the gaming industry defendants are committed to defend vigorously all claims asserted in the consolidated action.

  In February 1998, the Isle-Vicksburg was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The amended complaint alleges that the defendants entered into an agreement to conduct a campaign opposing a gaming application for a site next to property owned by the plaintiffs. The plaintiffs allege that because of this agreement trade was improperly restrained and competition in the gaming business was reduced. The plaintiffs further allege that the defendants conspired for the purpose of injuring the plaintiffs' property rights. The plaintiffs seek compensatory and punitive damages in the amount of $238.0 million. We have denied the allegations contained in the amended complaint and intend to vigorously defend all claims and allegations in the action. A trial date has been set for October 18, 1999.

  In May 1998, we were named as a defendant in an action brought by several persons who had a contractual right to acquire property in Cripple Creek, Colorado which they sold to one of our subsidiaries in 1995. The plaintiffs allege that we breached our purported agreement to construct a casino facility on the property by the end of 1995. In December 1998, our motion to dismiss the complaint was granted by the United States District Court in Denver, Colorado. The plaintiffs have appealed this decision to the Tenth Circuit Court of Appeals. We intend to vigorously defend all claims and allegations in the action.

  In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the city of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and is currently pending. We intend to vigorously defend this suit.

  We are engaged in various other litigation matters and have a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, we believe that they will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

  In April 1999, we completed a tender offer for our outstanding $315.0 million principal amount of 12 1/2% senior secured notes due 2003. We solicited consents to amend the indenture relating to the 12 1/2% senior secured notes. Holders of more than 99% of the outstanding 12 1/2% senior secured notes tendered their notes to us and consented to amendments to the indenture governing those notes. An amended indenture was executed on April 21, 1999 upon consummation of the tender offer and eliminated most of the financial and restrictive covenants in the indenture governing the 12 1/2% senior secured notes.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  (a) Market Information. The following table presents the high and low bid quotations for our Common Stock as reported on the Nasdaq National Market for the fiscal periods indicated. The quotations reflect interdealer prices, without retail mark-up or commissions, and may not necessarily represent actual transactions.

                                                                       High Low
                                                                       ---- ----
      Fiscal Year Ended April 26, 1998
        First Quarter................................................. 2.81 1.94
        Second Quarter................................................ 3.66 1.97
        Third Quarter................................................. 3.19 2.38
        Fourth Quarter................................................ 3.31 2.56
      Fiscal Year Ended April 25, 1999
        First Quarter................................................. 4.13 3.00
        Second Quarter................................................ 3.63 1.75
        Third Quarter................................................. 4.25 2.44
        Fourth Quarter................................................ 6.50 3.88
      Fiscal Year Ending April 30, 2000
        First Quarter (through June 25, 1999)......................... 7.69 5.75

  (b) Holders of Common Stock. As of June 25, 1999, there were 1,013 holders of record of the Common Stock.

  (c) Dividends. Isle of Capri has never paid any dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain earnings to provide for the growth of the company. In addition, our senior credit facility and the indenture governing our senior subordinated notes limits our ability to pay dividends. See "Item 8--Index to Consolidated Financial Statements--Isle of Capri Casinos, Inc.--Notes to Consolidated Financial Statements--Note 7." Consequently, no cash dividends are expected to be paid on our Common Stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of Common Stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1--Business--Regulatory Matters."

ITEM 6. Selected Financial Data.

  The following table presents our selected consolidated financial data for the five most recent fiscal years. This data is from our audited consolidated financial statements and the notes to those statements. Because the data in this table does not provide all of the data contained in our financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the related notes, contained elsewhere in this document, and other data we have filed with the U.S. Securities and Exchange Commission.

                                              Fiscal Year Ended
                              ----------------------------------------------------
                              April 30, April 30,  April 27,  April 26,  April 25,
                               1995(1)   1996(1)    1997(1)     1998       1999
                              --------- ---------  ---------  ---------  ---------
                                            (dollars in millions)
Income Statement Data:
Revenue:
  Casino.....................  $ 117.6  $  123.9   $  322.7   $  388.2   $  424.4
  Pari-mutuel commissions and
   fees......................       --      15.1       19.4       22.6       21.4
  Rooms, food, beverage and
   other.....................      9.9      19.0       31.3       30.0       34.6
                               -------  --------   --------   --------   --------
    Total revenue............    127.5     158.0      373.4      440.8      480.4
Operating expenses:
  Gaming taxes...............     13.9      15.1       61.8       78.6       86.9
  Casino, rooms, food,
   beverage and other........     84.1     115.3      246.5      267.5      284.3
  Valuation charge(2)........       --       9.3        7.0         --        5.1
  Restructuring charge(3)....       --       2.5         --         --         --
  Accrued litigation
   settlement (reversal)(4)         --        --         --         --       (4.2)
  Preopening expenses(5).....      0.5       1.3        2.5         --        3.3
  Depreciation and
   amortization..............      8.9      12.1       27.1       33.6       36.3
                               -------  --------   --------   --------   --------
    Total operating
     expenses................    107.4     155.6      344.9      379.7      411.7
                               -------  --------   --------   --------   --------
Operating income.............     20.1       2.4       28.5       61.1       68.7
Interest expense.............    (14.0)    (15.3)     (40.3)     (51.6)     (48.6)
Interest income..............      4.0       1.4        1.6        4.7        2.9
Minority interest............       --        --         --        0.8        2.2
Equity in income (loss) of
 unconsolidated joint
 ventures(6).................     19.9      16.4       (0.2)        --       (1.3)
                               -------  --------   --------   --------   --------
Income (loss) before income
 taxes and extraordinary
 item........................     30.0       4.9      (10.4)      15.0       23.9
Income tax provision
 (benefit)...................     11.9       3.3       (1.6)       7.5       11.8
                               -------  --------   --------   --------   --------
Net income (loss) before
 extraordinary item..........     18.1       1.6       (8.8)       7.5       12.1
Extraordinary loss on
 extinguishment of debt, net
 of applicable income tax
 benefit.....................       --        --      (12.3)        --      (36.3)
                               -------  --------   --------   --------   --------
Net income (loss)............  $  18.1  $    1.6   $  (21.1)  $    7.5   $  (24.2)
                               =======  ========   ========   ========   ========
Other Data:
EBITDA(7)....................  $  29.6  $   27.6   $   65.1   $   94.7   $  109.2
Net cash provided (required)
 by:
  Operating..................      8.5      11.8       17.8       65.3       65.2
  Investing..................    (20.8)    (13.5)     (97.4)    (119.7)     (52.0)
  Financing..................      6.1       1.4      112.9       55.0       19.5
Capital expenditures.........  $  46.6  $   22.2   $   21.5   $   65.5   $   95.5
Casino square footage(8).....   86,500   104,200    128,400    128,400    171,400
Number of slot machines(8)...    2,744     3,680      4,856      4,912      6,009
Number of table games(8).....      146       196        281        236        217
Number of hotel rooms(8).....      242       601        601        842        966
Balance Sheet Data:
Cash and cash equivalents....  $  19.0  $   18.6   $   51.8   $   52.5   $   85.1
Total assets.................    211.9     226.5      528.4      615.7      676.5
Long-term debt, including
 current portion.............    138.9     139.8      379.5      442.1      532.8
Stockholders' equity.........     42.0      50.3       78.0       86.1       62.0

                                                    Footnotes on following page

--------
(1) The operating results for fiscal years prior to fiscal 1998 are not comparable to other periods presented because the Isle-Bossier City and Isle-Lake Charles were accounted for under the equity method until August 6, 1996, when the remaining interests in these facilities were acquired by Isle of Capri. In addition, fiscal periods prior to 1996 do not include the operating results of one of the two Lake Charles riverboats, as it was acquired in May 1996.
(2) The valuation charge of $9.3 million in fiscal 1996 and $7.0 million in fiscal 1997 related to the write-down of two riverboats, a barge and certain gaming equipment, all of which were classified as held for sale. The valuation charge of $5.1 million for the fiscal year ended April 25, 1999 includes (a) $2.4 million for the write-down of two original riverboat casino vessels and land that Isle of Capri was planning to develop in Cripple Creek, Colorado and (b) $2.7 million for future obligations under an operating lease related to land leased by Isle of Capri in Cripple Creek, Colorado.
(3) The restructuring charge of $2.5 million in fiscal 1996 includes (a) $2.0 million related to costs associated with a change in executive management and (b) $0.5 million related to costs associated with certain abandoned projects.
(4) The reversal of an accrued litigation settlement of $4.2 million for the fiscal year ended April 25, 1999 related to an accrued boarding tax liability at the Isle-Bossier City for which it was determined that the Isle-Bossier City was not liable.
(5) Preopening expenses of $0.5 million in fiscal 1995 related to costs incurred in connection with the opening of the new floating pavilion facility at the Isle-Vicksburg. Preopening expenses of $1.3 million in fiscal 1996 related to costs incurred in connection with the opening of the hotel at the Isle-Biloxi. Preopening expenses of $2.5 million in fiscal 1997 related to costs incurred in connection with the opening of the Grand Palais riverboat in Lake Charles. Preopening expenses of $3.3 million for the fiscal year ended April 25, 1999 related to costs incurred in connection with the opening of the Isle-Black Hawk on December 30, 1998.
(6) The equity in income (loss) of unconsolidated joint ventures represents the unconsolidated operations of the Isle-Bossier for fiscal 1995, 1996 and 1997 and the Isle-Lake Charles for fiscal 1996 and 1997. For the fiscal year ended April 25, 1999, the equity in income (loss) of unconsolidated joint ventures represents the loss from Isle of Capri's 50% ownership interest in Capri Cruises.
(7) EBITDA, or "earnings before interest, income taxes, depreciation and amortization," is a supplemental financial measurement used by Isle of Capri in the evaluation of its business. EBITDA is defined as net income
    (loss) plus (a) income taxes, (b) interest expense (net of interest income), (c) depreciation and amortization and (d) intercompany management fees. Additionally, EBITDA has been adjusted for the following non-recurring items: (a) accrued litigation settlement reversal, (b) valuation charge, (c) restructuring charge and (d) preopening expenses as reflected in our consolidated financial statements and notes to those statements. EBITDA also excludes equity in income (loss) of unconsolidated joint ventures and minority interest. These adjustments to EBITDA are allocated to Isle of Capri and its subsidiaries based on the entity giving rise to the adjustment. However, EBITDA should only be read in conjunction with all of our financial data summarized above and our consolidated financial statements and notes to those statements prepared in accordance with GAAP appearing elsewhere in this offering memorandum. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with GAAP), but because it is a widely accepted financial indicator of a company's ability to incur and service debt.
(8) This data is as of the end of the respective period.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 You should read the following discussion together with the financial statements, including the related notes, the other financial information in this Form 10-K.

  The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop casinos as the Isle-Tunica and Isle-Coahoma in Tunica County and Coahoma County, Mississippi, respectively, and to develop hotels or time-share facilities at the Isle-Bossier City, the Isle-Lake Charles, the Isle-Black Hawk, and the Isle-Biloxi and the expansion of non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals, and the Company's limited experience in developing hotel operations.

General

  Isle of Capri's results of operations for the fiscal years ended April 25, 1999, April 26, 1998 and a portion of the fiscal year ended April 27, 1997 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg and the Isle-Black Hawk. On May 3, 1996, Isle of Capri acquired a 50% interest in St. Charles Gaming Corporation and a 100% interest in Grand Palais Riverboat, Inc., both of which operate a riverboat casino at the Isle-Lake Charles. The remaining 50% of St. Charles Gaming Corporation was owned by Louisiana Riverboat Gaming Partnership, of which Isle of Capri owned a 50% partnership interest. Louisiana Riverboat Gaming Partnership owns the Isle-Bossier City. On August 6, 1996, Isle of Capri acquired the remaining 50% partnership interest of Louisiana Riverboat Gaming Partnership, which gave Isle of Capri 100% ownership of both the Isle-Lake Charles and the Isle-Bossier City, allowing Isle of Capri to consolidate its results of operations for these facilities beginning in the fiscal quarter ended October 31, 1996.

  Isle of Capri believes that its results of operations for the periods subsequent to its acquisition of the remaining 50% partnership interest in Louisiana Riverboat Gaming Partnership are not readily comparable to its results of operations from prior periods primarily because of the consolidation of the operating results of the Isle-Lake Charles and the Isle-Bossier City. Further, the historical results of operations reflect the Isle-Lake Charles as a single riverboat operation, whereas the Isle-Lake Charles has operated two riverboats since July 12, 1996. In addition, the land-based pavilion at the Isle-Lake Charles was expanded in May 1996.

  Because of the lack of comparable information for fiscal 1998 and 1997 on a consolidated basis, the following discussion focuses on certain events that affected Isle of Capri's consolidated operations during the fiscal year ended April 26, 1998 and comparable data by location. The comparable data for the fiscal year ended April 27, 1997 related to the Isle-Lake Charles and the Isle-Bossier City has been presented giving pro forma effect to the acquisitions discussed above.

  Isle of Capri believes that its historical results of operations may not be indicative of its future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of Isle of Capri's markets, as new casinos open and existing casinos add to or enhance their facilities.

  Isle of Capri also believes that its operating results are affected by seasonality. Seasonality has historically caused the operating results for Isle of Capri's first and fourth fiscal quarters ending in July and April, respectively, to be notably better than the operating results for the second and third fiscal quarters ending October and January, respectively.

Results of Operations

 Fiscal Year Ended April 25, 1999 Compared to Fiscal Year Ended April 26, 1998--Consolidated Company

  Total revenue for the fiscal year ended April 25, 1999 was $480.4 million, which included $424.4 million of casino revenue, $10.8 million of rooms revenue, $21.4 million of pari-mutuel commissions and $23.8 million of food, beverage and other revenue. This compares to total revenue for the previous fiscal year ended April 26, 1998 of $440.8 million, which included $388.2 million of casino revenue, $9.5 million of room revenue, $22.6 million of pari-mutuel commissions and $20.5 million of food, beverage and other revenue. Casino revenue increased primarily as a result of increased market share at the Isle-Lake Charles, the commencement of operations at the Isle-Black Hawk on December 30, 1998 and the opening of a 124-room hotel at the Isle-Vicksburg. Room revenue and food, beverage and other revenue have increased as a result of the increased number of hotel rooms and the development of Isle of Capri's themed restaurant, branded Farraddays', which opened at each of Isle of Capri's casino properties during fiscal 1998 and were open a full year in fiscal 1999. Pari-mutuel commissions and fees have decreased slightly compared to the prior year as a result of adverse weather conditions and increased competition for simulcasting contracts at Pompano Park. Revenue does not reflect the retail value of any complimentaries.

  Casino operating expenses for the fiscal year ended April 25, 1999 totaled $77.7 million, or 18.3% of casino revenue, versus $76.1 million, or 19.6% of casino revenue, for the fiscal year ended April 26, 1998. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses have decreased primarily as a result of continued refinement of Isle of Capri's payroll and operating cost control programs.

  Operating expenses for the fiscal year ended April 25, 1999 also included room expenses of $3.9 million from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi and the Isle-Vicksburg. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Rooms operating expenses as a percentage of rooms revenue increased from 34.3% for the fiscal year ended April 26, 1998 to 36.1% for the fiscal year ended April 25, 1999. Room expenses as a percentage of rooms revenue increased primarily as a result of start up costs related to the opening of the Isle-Vicksburg hotel in February 1999 and increased competition for the old Isle-Bossier City hotel.

  State and local gaming taxes paid in Louisiana, Mississippi and Colorado totaled $86.9 million for the fiscal year ended April 25, 1999, compared to $78.6 million for the fiscal year ended April 26, 1998, which is consistent with each state's gaming tax rate for the applicable fiscal years.

  Pari-mutuel operating costs of Pompano Park totaled $15.7 million in fiscal 1999 compared to $16.3 million in fiscal 1998. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. Pari-mutuel operating costs as a percentage of pari-mutuel revenues have increased from 72.3% for the fiscal year ended April 26, 1998 to 73.7% for the fiscal year ended April 25, 1999. The increase is primarily related to the decrease in revenues from simulcasting.

  Food, beverage and other expenses totaled $14.2 million for the fiscal year ended April 25, 1999, compared to $13.4 million for the fiscal year ended April 26, 1998. These expenses have increased as a result of the opening of the Isle-Black Hawk and were partially offset by Isle of Capri's payroll and inventory cost reduction efforts. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues decreased from 65.3% for the fiscal year ending April 26, 1998 to 59.6% for the fiscal year ended April 25, 1999. Food and beverage operating margins have improved as a result of payroll and inventory cost reduction efforts.

  Marine and facilities expenses totaled $28.2 million for the fiscal year ended April 25, 1999, versus $26.2 million for the fiscal year ended April 26, 1998. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the addition of the Isle-Black Hawk and the maturity of Isle of Capri's vessels and facilities.

  Marketing and administrative expenses totaled $144.5 million, or 30.1% of total revenue, for the fiscal year ended April 25, 1999, versus $132.3 million, or 30.0% of total revenue, for the fiscal year ended April 26, 1998. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased due primarily to the opening of the Isle-Black Hawk, while these expenses as a percentage of total revenue remains level as a result of management's expense containment programs.

  Preopening expenses of $3.3 million for the fiscal year ended April 25, 1999 represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Black Hawk.

  Isle of Capri's results of operations for the fiscal year ended April 25, 1999 include the reversal of an accrued litigation settlement of $4.2 million related to the boarding tax liability at the Isle-Bossier City, for which the courts have determined Isle of Capri is not liable. Isle of Capri has also recorded a write-down of the assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land that Isle of Capri was planning to develop in Cripple Creek, Colorado. During the third fiscal quarter of 1999, Isle of Capri entered into an agreement to sell one of its two original riverboats for less than the recorded value. This sale had not closed as of the fiscal year ended 1999. Based on the agreed upon sales price, Isle of Capri has adjusted the valuation allowance related to both original riverboats to reflect the fair value. Because Isle of Capri has delayed its plans to develop a casino on the land it owns in Cripple Creek, Isle of Capri has established a valuation allowance on the land to reflect the fair value of the land as the carrying value. Isle of Capri also established a reserve for a future obligation under an operating lease related to its Cripple Creek project at the discounted present value of $2.7 million. These items occurred during the third quarter of fiscal 1999.

  Depreciation and amortization expense was $36.3 million for the fiscal year ended April 25, 1999 and $33.6 million for the fiscal year ended April 26, 1998. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service, including the assets placed into service upon the commencement of operations at the Isle-Black Hawk.

  Interest expense was $45.7 million for the fiscal year ended April 25, 1999, net of capitalized interest of $7.2 million and interest income of $2.9 million, versus $46.9 million for the year ended April 26, 1998, net of capitalized interest of $2.7 million and interest income of $4.7 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $5.0 million, net of capitalized interest of $4.8 million and interest income of $.8 million related to Black Hawk LLC is included in the fiscal year ended April 25, 1999. This compares to interest expense of $2.0 million, net of capitalized interest of $2.3 million and interest income of $3.0 million, for the fiscal year ended April 26, 1998.

  Isle of Capri's effective tax rate was 49.3% prior to extraordinary items for the fiscal year ended April 25, 1999 and 49.8% for the fiscal year ended April 26, 1998, which includes the effects of non-deductible goodwill amortization for income tax purposes.

 Fiscal Year Ended April 25, 1999 Compared to Fiscal Year Ended April 26, 1998--By Casino Location

 Isle-Lake Charles

  For the fiscal year ended April 25, 1999, the Isle-Lake Charles had total revenue of $162.5 million, of which $155.5 million was casino revenue, compared to total revenue of $145.7 million, of which $140.9 million was casino revenue, for the fiscal year ended April 26, 1998. Operating income for the fiscal year ended April 25, 1999 totaled $30.3 million, or 18.7% of total revenue, compared to operating income of $23.4 million, or 16.1% of total revenue, for the fiscal year ended April 26, 1998. The increase in revenue, operating income and operating income margin are related primarily to increased market share which has resulted from the addition of the 241-room hotel at the Isle-Lake Charles in September 1997, increased use of the Isle-Lake Charles' player database and entertainment center and lowered cost of sales related to food and beverage.

 Isle-Bossier City

  For the fiscal year ended April 25, 1999, the Isle-Bossier City had total revenue of $124.9 million, of which $119.5 million was casino revenue, compared to total revenue of $126.1 million, of which $120.3 million was casino revenue, for the fiscal year ended April 26, 1998. The decrease in revenue relates primarily to increased competition from the opening of various competitors' new hotels and an expanded gaming facility for one of these competitors. Operating income for the fiscal year ended April 25, 1999 totaled $26.0 million, or 20.8% of total revenue, compared to $24.5 million, or 19.4% of total revenue, for the fiscal year ended April 26, 1998. The increase in operating income and operating income margin are a result of reduced marketing costs and more efficient management of payroll costs.

 Isle-Biloxi

  For the fiscal year ended April 25, 1999, the Isle-Biloxi had total revenue of $91.6 million, of which $78.0 million was casino revenue, compared to total revenue of $91.9 million, of which $78.5 million was casino revenue, for the fiscal year ended April 26, 1998. Casino revenue and total revenue were flat compared to the prior year primarily due to the closing of this location for one week due to Hurricane Georges, offset by an overall increase in hotel, food and beverage revenue. Operating income for the fiscal year ended April 25, 1999 totaled $19.0 million, or 20.8% of total revenue, compared to $15.8 million, or 17.2% of total revenue, for the fiscal year ended April 26, 1998. Increased operating income margin is due primarily to reduced marketing costs, more efficient management of payroll costs and decreased depreciation expense as a result of certain assets becoming fully depreciated.

 Isle-Vicksburg

  For the fiscal year ended April 25, 1999, the Isle-Vicksburg had total revenue of $53.2 million, of which $50.4 million was casino revenue, compared to total revenue of $50.4 million, of which $48.2 million was casino revenue, for the fiscal year ended April 26, 1998. Casino revenues and total revenues increased due to the opening of a 124-room hotel at this facility in February 1999. Operating income for the fiscal year ended April 25, 1999 totaled $10.5 million, or 19.7% of total revenue, compared to $10.4 million, or 20.7% of total revenue, for the fiscal year ended April 26, 1998. The slight decrease in operating income margin is due primarily to increased competition from the opening of a competitor's new hotel and start up costs incurred with the opening of the Isle-Vicksburg's new hotel.

 Isle-Black Hawk

  Isle-Black Hawk began operation on December 30, 1998 and thus only had operating results for four fiscal months in the fiscal year ending April 25, 1999. For this period the Isle-Black Hawk had total revenue of $22.0 million, of which $20.7 million was casino revenue. Operating income before preopening expenses of $3.3 million for the fiscal year ended April 25, 1999 totaled $4.1 million or 18.7% of total revenue.

 Fiscal Year Ended April 26, 1998 Compared to Fiscal Year Ended April 27, 1997--By Casino Location

 Isle-Lake Charles

  For the fiscal year ended April 26, 1998, the Isle-Lake Charles had total revenue of $145.7 million, of which $140.9 million was casino revenue, compared to total revenue of $128.2 million, of which $124.2 million was casino revenue, for the fiscal year ended April 27, 1997. The increase of $17.5 million, or 13.7% in total revenue, relates to a full year of operations of the Grand Palais riverboat, which commenced operation on July 12, 1996, and the addition of the 241-room hotel at the Isle-Lake Charles. Operating income before management fees for the fiscal year ended April 26, 1998 totaled $23.4 million, or 16.1% of total revenue, compared to operating income of $15.0 million, or 11.7% of total revenue, which includes a settlement charge of $0.7 million related to the Louisiana Double Jackpot Dispute but does not include preopening expenses of $2.5 million, for the fiscal year ended April 27, 1997. The increase in operating income of $8.4 million, or 56.0%, is due primarily to the addition of the second riverboat casino, the new hotel and management's continued efforts to reduce operating expenses combined with improved direct response marketing.

 Isle-Bossier City

  For the fiscal year ended April 26, 1998, the Isle-Bossier City had total revenue of $126.1 million, of which $120.3 million was casino revenue, compared to total revenue of $143.9 million, of which $136.2 million was casino revenue, for the fiscal year ended April 27, 1997. The decrease in total revenue of $17.8 million, or 12.4%, is due primarily to increased competition among existing competitors and new competitors in the market and the addition of amenities at existing competitors. Operating income before management fees for the fiscal year ended April 26, 1998 totaled $24.5 million, or 19.4% of total revenue, which includes $1.2 million related to the Bossier City Head Tax Case, compared to $16.7 million, or 11.6% of total revenue, which includes a settlement charge of $7.4 million related to the Louisiana Double Jackpot Dispute and $2.4 million of expenses related to the Bossier City Head Tax Case. The increase in operating income margin, before charges related to the Louisiana Double Jackpot Dispute and the Bossier City Head Tax Case, from 18.4% for the fiscal year ended April 27, 1997 to 20.4% for the fiscal year ended April 26, 1998, relates to management's continued expense reduction efforts and more effective direct response marketing.

 Isle-Biloxi

  For the fiscal year ended April 26, 1998, the Isle-Biloxi had total revenue of $91.9 million, of which $78.5 million was casino revenue, compared to total revenue of $89.5 million, of which $75.3 million was casino revenue, for the fiscal year ended April 27, 1997. The increase of $2.4 million, or 2.7% in total revenue, relates to increased casino traffic due to improved use of Isle of Capri's database for managing the occupancy of the Isle-Biloxi's hotel. Operating income before management fees for the fiscal year ended April 26, 1998 totaled $15.8 million, or 17.2% of total revenue, compared to $14.4 million, or 16.1% of total revenue, for the fiscal year ended April 27, 1997. The increase of $1.4 million, or 9.7%, in operating income and operating income margin is due primarily to continuing cost reduction efforts and improved direct response marketing.

 Isle-Vicksburg

  For the fiscal year ended April 26, 1998, the Isle-Vicksburg had total revenue of $50.4 million, of which $48.2 million was casino revenue, compared to total revenue of $53.0 million, of which $50.5 million was casino revenue, for the fiscal year ended April 27, 1997. The decrease of $2.6 million, or 4.9% in total revenue, relates primarily to the impact of increased competition and the overall weakness of the market. Operating income before management fees for the fiscal year ended April 26, 1998 totaled $10.4 million, or 20.6% of total revenue, compared to $9.1 million, or 17.2% of total revenue, for the fiscal year ended April 27, 1997. The increase of $1.3 million, or 14.3%, in operating income and operating income margin is primarily a result of management's efforts to reduce operating expenses and more effective direct response marketing efforts.

 Fiscal Year Ended April 26, 1998--Consolidated Company

  Total revenue for the fiscal year ended April 26, 1998 was $440.8 million, which included $388.2 million of casino revenue, $9.5 million of rooms revenue, $22.6 million of pari-mutuel commissions, simulcast fees and admissions and $20.5 million of food, beverage and other revenue. The consolidated revenue of Isle of Capri has been impacted by the inclusion of the Isle-Lake Charles and the Isle-Bossier City into Isle of Capri's consolidated financial statements and the inclusion of the Grand Palais Riverboat, Inc.'s operating results for a complete fiscal year. Revenues do not reflect the retail value of any complimentaries. In addition, as a result of the acquisition of the remaining 50% partnership interest in Louisiana Riverboat Gaming Partnership, management fees were not reported because these amounts are eliminated in consolidation.

  Casino operating expenses for the fiscal year ended April 26, 1998 totaled $76.1 million, or 19.6% of casino revenue. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The improvement in operating expenses as a percentage of casino revenue is due to Isle of Capri's continued expense reduction efforts.

  Operating expenses for the fiscal year ended April 26, 1998 also included room expenses of $3.3 million from the hotels at the Isle-Lake Charles, the Isle-Bossier City and the Isle-Biloxi. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses as a percentage of rooms revenue increased from 24.4% for the fiscal year ended April 27, 1997 to 34.3% for the fiscal year ended April 26, 1998. This increase is related primarily to an increase in the rooms given to casino patrons as complimentaries.

  State and local gaming taxes paid in Louisiana, Mississippi and Colorado totaled $78.6 million for the fiscal year ended April 26, 1998, which is consistent with each state's applicable gaming tax rate for previous fiscal years.

  Pari-mutuel operating costs of Pompano Park totaled $16.3 million for the fiscal year ended April 26, 1998. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. Pari-mutuel operating costs as a percentage of pari-mutuel revenues have decreased from 82.4% for the fiscal year ended April 27, 1997 to 72.3% for the fiscal year ended April 26, 1998. The decrease is related primarily to the increase in revenues from simulcasting.

  Food, beverage and other expenses totaled $13.4 million for the fiscal year ended April 26, 1998. These expenses consist primarily of cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food, beverage and other expenses as a percentage of food, beverage and other revenue decreased from 72.4% for the fiscal year ended April 27, 1997 to 65.3% for the fiscal year ended April 26, 1998. This decrease primarily relates to management's expense reduction efforts, particularly with regard to product costs and more efficient management of personnel.

  Marine and facilities expenses totaled $26.2 million for the fiscal year ended April 26, 1998. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

  Marketing and administrative expenses totaled $132.3 million for the fiscal year ended April 26, 1998. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees, property taxes and franchise taxes. Marketing and administrative operating expenses as a percentage of total revenue have decreased from 34.5% for the fiscal year ended April 27, 1997 to 30.0% for the fiscal year ended April 26, 1998. This decrease is due substantially to Isle of Capri's continued expense reduction efforts, combined with a complete year of direct response marketing.

  Depreciation and amortization expense was $33.6 million for the fiscal year ended April 26, 1998. These expenses relate to capital expenditures and acquisition of leasehold improvements, berthing and concession rights and the amortization of intangible assets.

  Interest expense was $46.9 million for the fiscal year ended April 26, 1998, net of interest income of $4.7 million and $2.7 million of capitalized interest. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, including indebtedness incurred by Isle of Capri's consolidated subsidiary, Black Hawk LLC, related to the development of the Isle-Black Hawk, as well as indebtedness relating to the purchase of the remaining interest in Louisiana Riverboat Gaming Partnership and the purchase of Grand Palais Riverboat, Inc.

  For the fiscal year ended April 26, 1998, Isle of Capri recorded income tax expense of $7.5 million. Isle of Capri's effective tax rate for the fiscal year ended April 26, 1998 was approximately 49.8%, which is higher than the statutory rate due to non-deductible amortization of certain intangible assets for income tax purposes.

 Fiscal Year Ended April 27, 1997--Consolidated Company

  Total revenue for the fiscal year ended April 27, 1997 was $373.4 million, which included $322.7 million of casino revenue, $9.5 million of rooms revenue, $2.1 million of management fees, $19.4 million of pari-mutuel commissions, simulcast fees and admissions and $19.7 million of food, beverage and other revenue. The total revenue of Isle of Capri for this period was impacted by the inclusion of the Isle-Lake Charles and the Isle-Bossier City into Isle of Capri's consolidated financial statements beginning on August 6, 1996 and the operations of the Grand Palais riverboat beginning on July 12, 1996. Revenue does not reflect the retail value of any complimentaries. In addition, as a result of the acquisition of the remaining 50% partnership interest in Louisiana Riverboat Gaming Partnership, management fees were not reported for the periods subsequent to the date of acquisition because these amounts are eliminated in consolidation.

  Casino operating expenses for the fiscal year ended April 27, 1997 totaled $64.3 million, or 19.9% of casino revenue, versus $26.5 million, or 21.4% of casino revenue, for the fiscal year ended April 30, 1996. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The improvement in operating expenses as a percentage of casino revenue is due to Isle of Capri's expense reduction efforts combined with a shift to direct response marketing.

  Operating expenses for the fiscal year ended April 27, 1997 also included room expenses of $2.3 million from the hotels at the Isle-Bossier City and the Isle-Biloxi. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

  State and local gaming taxes paid in Louisiana and Mississippi totaled $61.8 million for the fiscal year ended April 27, 1997, which is consistent with each state's applicable gaming tax rate for previous periods.

  Pari-mutuel operating costs of Pompano Park totaled $16.0 million for the fiscal year ended April 27, 1997. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

  Food, beverage and other expenses totaled $14.3 million for the fiscal year ended April 27, 1997. These expenses consist primarily of cost of goods sold, salaries, wages and benefits and operating expenses of these departments.

  Marine and facilities expenses totaled $20.7 million for the fiscal year ended April 27, 1997. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.

  Marketing and administrative expenses totaled $128.8 million for the fiscal year ended April 27, 1997. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees, property taxes and franchise taxes.

  Depreciation and amortization expense was $27.1 million for the fiscal year ended April 27, 1997. These expenses relate to capital expenditures and acquisition of leasehold improvements, berthing and concession rights and the amortization of intangible assets.

  Preopening expenses of $2.5 million for the fiscal year ended April 27, 1997 represent salaries, wages and benefits, training, marketing and other non-capitalized costs which were expensed as incurred in connection with the opening of the Grand Palais Riverboat.

  Interest expense was $38.7 million for the fiscal year ended April 27, 1997, net of interest income of $1.6 million. There was no capitalized interest for the fiscal year ended April 27, 1997. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights, as well as indebtedness relating to the purchase of the remaining interest in Louisiana Riverboat Gaming Partnership and the purchase of Grand Palais Riverboat, Inc.

  Isle of Capri had a loss before extraordinary item of $8.8 million for the fiscal year ended April 27, 1997, primarily due to the settlement of the Louisiana Double Jackpot dispute which resulted in a charge of $2.4 million, net of taxes, and a valuation charge of $4.1 million, net of taxes, taken against Isle of Capri's property held for development or sale and the increased competition within Isle of Capri's markets beginning in the quarter ended October 31, 1996. In addition, Isle of Capri recorded an extraordinary after-tax charge of $12.3 million primarily resulting from the issuance of its 12 1/2% senior secured notes in August 1996. The tax benefit resulting from this extraordinary loss was $6.6 million. Isle of Capri's effective tax rate for the fiscal year ended April 27, 1997 was approximately 27.9%, which was less than the statutory rate due primarily to non-deductible goodwill amortization of certain intangible assets and the valuation allowance.

Liquidity and Capital Resources

  At April 25, 1999, Isle of Capri had cash and cash equivalents of $85.1 million, compared to $52.5 million at April 26, 1998. The increase in cash is primarily a result of cash flow from operating activities and excess proceeds from our April 1999 refinancing. During the fiscal year ended April 25, 1999, Isle of Capri's operating activities provided $65.2 million of cash, compared to $65.3 million of cash provided by operating activities in the fiscal year ended April 26, 1998.

  Isle of Capri invested $95.0 million in property and equipment in the fiscal year ended April 25, 1999, primarily for the development of the Isle-Black Hawk, which was under construction as of the beginning of the fiscal year and commenced operations on December 30, 1998, the development of a 124-room hotel at the Isle-Vicksburg which opened in February 1999, cost approximately $11.5 million and was funded through Isle of Capri's operating cash flow and the development of a 305-room deluxe hotel at the Isle-Bossier City, which was still under construction as of the fiscal year ended April 25, 1999.

  Isle of Capri anticipates that a significant portion of its principal near-term capital requirements will relate to the completion of the 305-room deluxe hotel at the Isle-Bossier City, which has an expected total cost of approximately $43.0 million. Construction of this hotel began in January 1998 and approximately $35.5 million was expended as of April 25, 1999. The hotel opened in late June 1999. Also in late June 1999, the Isle-Bossier City purchased a seven-acre parcel of property next to its facility for $2.0 million. This property is planned to be used for additional parking.

  In March 1999, Isle of Capri acquired a closed casino facility in Tunica County, Mississippi. Isle of Capri intends to re-open this casino facility as an Isle of Capri casino in July 1999. The total estimated cost to renovate, equip and re-open this facility is approximately $33.5 million, including the purchase price of $9.5 million. Isle of Capri also plans to invest an additional amount of approximately $40.0 million to construct an on-site hotel at the Isle-Tunica with up to 250 rooms and two live entertainment theaters with combined seating for 2,000 people. Construction of the hotel and theaters is scheduled to begin in the second half of calendar 1999.

  Subject to amending the existing lease with the City of Biloxi, Isle of Capri plans to replace its existing casino at the Isle-Biloxi and construct an approximately 1,000-space parking garage and a podium containing entertainment and retail space. Isle of Capri estimates that the total cost of this expansion will be $62.0 million. The podium will be constructed to support either a time-share facility, which may be developed by a joint venture, or additional hotel rooms. Isle of Capri has not entered into, and cannot be sure that it will be able to enter into, an agreement for development of the time-share facility. The existing casino barge at the Isle-Biloxi is planned to be relocated to Coahoma County, Mississippi as part of the Isle-Coahoma, at a value of approximately $20.0 million.

  Isle of Capri has applied for a license from the Mississippi Gaming Commission to operate a dockside casino in Coahoma County, Mississippi. Isle of Capri has received site and development approval from the Mississippi Gaming Commission and is in the process of seeking other approvals to develop the 138-acre property and build a casino and related lodging and entertainment facility, including our three trademark restaurants. Development costs for the Isle-Coahoma are expected to be approximately $60.0 million, including approximately $20.0 million related to the transfer of the current Isle-Biloxi casino barge. The actual cash expenditures for the Isle-Coahoma are expected to be approximately $40.0 million.

  Isle of Capri Black Hawk, LLC plans to construct a hotel containing approximately 235 rooms at the Isle-Black Hawk for approximately $29.0 million. Isle of Capri is assisting Isle of Capri Black Hawk, LLC by financing the development of this hotel and plans to loan $5.0 million with interest payable in cash and another $5.0 million with interest payable in kind (with additional notes). Additionally, Isle of Capri will contribute up to $10.0 million in additional equity to supplement funds generated from Isle of Capri Black Hawk, LLC operations to complete the hotel.

  Isle of Capri is in the planning stages of constructing an on-site 250-room deluxe hotel at the Isle-Lake Charles. This project is estimated to cost $33.0 million.

  Isle of Capri exercised an option to purchase 146 acres at Pompano Park for $13.0 million and in June 1999 sold 135 acres of this property for $16.3 million.

  On April 20, 1998, Isle of Capri and Commodore Cruise Lines created a 50/50 joint venture named Capri Cruises to operate cruise ships. As of April 25, 1999, Isle of Capri had invested $3.0 million in this joint venture, which is operating one cruise ship from the Port of New Orleans. Isle of Capri owns a 50% interest in and operates the gaming facilities aboard the ship.

  All of Isle of Capri's development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of our plans are preliminary, subject to continuing refinement or otherwise subject to change.

  Isle of Capri anticipates that capital improvements approximating $14.0 million will be made during fiscal 2000 to maintain its existing facilities and remain competitive in its markets. Isle of Capri expects that available cash and cash from future operations, as well as borrowings under the new senior credit facility, will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle of Capri will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow Isle of Capri to remain competitive in its existing markets. In addition, the indenture restricts, among other things, Isle of Capri's ability to borrow money, create liens, make restricted payments and sell assets.

  Isle of Capri's new senior credit facility limits, among other things, Isle of Capri's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, the new senior credit facility requires Isle of Capri to meet certain financial ratios and tests, including:

    .a minimum consolidated net worth test;

    .a maximum consolidated total leverage test;

    .a maximum consolidated senior leverage test; and

    .a minimum consolidated fixed charge coverage test.

  Isle of Capri must repay all amounts borrowed under its new senior credit facility by April 23, 2004. Isle of Capri will be required to make quarterly principal payments on the $50.0 million term loan portion of its new senior credit facility beginning in July 1999. Such payments will initially be $0.8 million per quarter and will increase by $0.8 million per quarter in July of each year that the term loan is outstanding. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its new senior credit facility and interest payments of $17.1 million semi-annually on its Senior Subordinated Notes.

  Isle of Capri is highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on Isle of Capri's capital resources could delay or cause Isle of Capri to abandon certain plans for capital improvements at its existing properties and development of new properties. Isle of Capri will continue to evaluate its planned capital expenditures at each of its existing locations in light of the operating performance of the facilities at such locations.

Year 2000 Compliance

  Isle of Capri has completed the evaluation of its information technology infrastructure for Year 2000 issues. The evaluation process included a detailed inventory of all computer hardware and software systems, detailed vendor communication and the creation of a concise Year 2000 plan. Most of Isle of Capri's systems infrastructure is currently Year 2000 compliant. Isle of Capri has received assurances that it believes are reasonable from vendors of material products used by Isle of Capri that their products are Year 2000 compliant. Isle of Capri is changing to a casino player tracking and table system which is Year 2000 compliant. The total cost of this change is approximately $0.4 million. Isle of Capri has not incurred and does not intend to incur any material costs to modify its information technology infrastructure in order to be Year 2000 compliant. All software needed will be provided by the respective information technology vendor at no charge to Isle of Capri. Isle of Capri expects to have all software modifications in place by September 1999.

  Isle of Capri and its results of operations and financial condition could be adversely affected by a failure of one or more of the third parties with which it does business to satisfactorily address and resolve any Year 2000 issues. In addition, Year 2000 difficulties experienced by public utilities, the banking system, the postal system or other similar infrastructure enterprises could adversely affect Isle of Capri. However, Isle of Capri believes that the impact of such problems on Isle of Capri would be the same as on other businesses in the same area or areas. Isle of Capri believes these risks range from slight financial malfunctions to, in a worst case scenario, an extensive and costly inability to communicate with customers and suppliers. Isle of Capri believes that it has an effective program in place to resolve all Year 2000 issues. Isle of Capri has no contingency plans in the event it does not complete all phases of its Year 2000 program, as program completion is currently on schedule.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

  As a result of the variable interest rates on the Senior Term Loan of $50 million and Senior Revolving Note of $125 million under the Senior Credit Facility, the Isle of Capri's earnings are exposed to changes in short-term interest rates. At June 1999, no amounts were drawn on the Senior Revolving Note. Isle of Capri does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8. Index to Consolidated Financial Statements.

                                                                          Page
                                                                          ----
Isle of Capri Casinos, Inc.
Report of Independent Auditors...........................................  41
Consolidated Balance Sheets, April 25, 1999 and April 26, 1998...........  42
Consolidated Statements of Operations, Years ended April 25, 1999, April
 26, 1998 and April 27, 1997.............................................  43
Consolidated Statements of Stockholders' Equity, Years ended April 25,
 1999, April 26, 1998 and April 27, 1997.................................  44
Consolidated Statements of Cash Flows, Years ended April 25, 1999, April
 26, 1998 and April 27, 1997.............................................  45
Notes to Consolidated Financial Statements...............................  47

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

  We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 25, 1999 and April 26, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 25, 1999, April 26, 1998 and April 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 25, 1999 and April 26, 1998, and the consolidated results of its operations and its cash flows for the years ended April 25, 1999, April 26, 1998 and April 27, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
June 10, 1999

                          ISLE OF CAPRI CASINOS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                 April 25,  April 26,
                             ASSETS                                1999       1998
                             ------                              ---------  ---------
Current assets:
  Cash and cash equivalents..................................... $ 85,117   $ 52,460
  Accounts Receivable:
    Related parties.............................................       41         79
    Other.......................................................    5,894      5,636
  Income tax receivable.........................................    7,509      3,563
  Deferred income taxes.........................................    4,684      3,279
  Prepaid expenses and other assets.............................    5,771      4,240
                                                                 --------   --------
      Total current assets......................................  109,016     69,257
Property and equipment--net.....................................  411,176    333,811
Other assets:
  Investment in and advances to joint ventures..................    1,851      1,709
  Property held for development or sale.........................    5,532      7,943
  Licenses and other intangible assets, net of accumulated
   amortization of $8,960 and $6,058, respectively..............   63,408     66,311
  Goodwill, net of accumulated amortization of $8,644 and
   $6,023, respectively.........................................   52,818     60,550
  Berthing, concession, and leasehold rights, net of accumulated
   amortization of $2,149 and $1,836, respectively..............    4,119      4,432
  Deferred financing costs, net of accumulated amortization of
   $1,305 and $3,073, respectively..............................   19,398     15,313
  Restricted cash...............................................    5,480     50,341
  Prepaid deposits and other                                        3,686      6,068
                                                                 --------   --------
      Total assets.............................................. $676,484   $615,735
                                                                 ========   ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
  Current maturities of long-term debt.......................... $  5,883   $ 12,453
  Accounts payable--trade.......................................   20,102     14,365
  Accrued liabilities:
    Interest....................................................    2,033     11,771
    Payroll and related.........................................   23,867     17,854
    Property and other taxes....................................   11,700     10,095
    Progressive jackpots and slot club awards...................    5,351      3,505
    Other.......................................................    9,888      7,912
                                                                 --------   --------
      Total current liabilities.................................   78,824     77,955
Long-term debt, less current maturities.........................  526,873    429,642
Deferred income taxes...........................................    4,689     16,155
Minority interest...............................................    4,143      5,852
Stockholders' equity:
  Preferred stock, $.01 par value; 2,050,000 shares authorized;
   none issued..................................................       --         --
  Common stock, $.01 par value; 45,000,000 shares authorized;
   shares issued and outstanding: 23,568,562                          236        236
  Class B common stock, $.01 par value; 3,000,000 shares
   authorized; none issued......................................       --         --
  Additional paid-in capital....................................   63,146     63,146
  Retained earnings (deficit)...................................   (1,427)    22,749
                                                                 --------   --------
      Total stockholders' equity................................   61,955     86,131
                                                                 --------   --------
      Total liabilities and stockholders' equity................ $676,484   $615,735
                                                                 ========   ========

                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                     Fiscal Year Ended
                                               -------------------------------
                                               April 25,  April 26,  April 27,
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Revenue:
  Casino...................................... $424,379   $388,223   $322,677
  Rooms.......................................   10,829      9,528      9,483
  Pari-mutuel commissions and fees............   21,351     22,565     19,405
  Food, beverage, and other...................   23,818     20,500     19,716
  Management fee--unconsolidated joint ven-
   tures......................................       --         --      2,110
                                               --------   --------   --------
    Total revenue.............................  480,377    440,816    373,391
Operating expenses:
  Casino......................................   77,679     76,072     64,301
  Rooms.......................................    3,914      3,271      2,316
  Gaming taxes................................   86,855     78,586     61,769
  Pari-mutuel.................................   15,741     16,315     15,987
  Food and beverage...........................   14,204     13,379     14,280
  Marine and facilities.......................   28,218     26,203     20,717
  Marketing and administrative................  144,541    132,300    128,849
  Valuation charge............................    5,097         --      7,000
  Accrued litigation settlement (reversal)....   (4,215)        --         --
  Preopening expenses.........................    3,320         --      2,500
  Depreciation and amortization...............   36,277     33,588     27,149
                                               --------   --------   --------
    Total operating expenses..................  411,631    379,714    344,868
                                               --------   --------   --------
Operating income..............................   68,746     61,102     28,523
Interest expense..............................  (48,638)   (51,579)   (40,332)
Interest income:
  Unconsolidated joint ventures...............       --         --        203
  Other.......................................    2,907      4,702      1,418
Minority interest.............................    2,209        819         --
Equity in loss of unconsolidated joint
 ventures.....................................   (1,340)        --       (166)
                                               --------   --------   --------
Income (loss) before income taxes and
 extraordinary item...........................   23,884     15,044    (10,354)
Income tax provision (benefit)................   11,775      7,497     (1,560)
                                               --------   --------   --------
Income (loss) before extraordinary item.......   12,109      7,547     (8,794)
Extraordinary loss on extinquishment of debt,
 net of applicable income tax benefit of
 $19,538, $0, $6,600, respectively............  (36,285)        --    (12,257)
                                               --------   --------   --------
Net income (loss)............................. $(24,176)  $  7,547   $(21,051)
                                               ========   ========   ========
Earnings (loss) per share of common stock:
Earnings (loss) per common share:
  Income (loss) before extraordinary item..... $   0.51   $   0.32   $  (0.39)
  Extraordinary loss, net..................... $  (1.54)  $     --   $  (0.55)
                                               --------   --------   --------
  Net income (loss)........................... $  (1.03)  $   0.32   $  (0.94)
                                               ========   ========   ========
Earnings (loss) per common share--assuming
 dilution:
  Income (loss) before extraordinary item..... $   0.51   $   0.32   $  (0.39)
  Extraordinary loss, net..................... $  (1.52)  $     --   $  (0.55)
                                               --------   --------   --------
  Net income (loss)........................... $  (1.01)  $   0.32   $  (0.94)
                                               ========   ========   ========

Weighted average diluted shares...............   23,859     23,465     22,483

                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (In thousands, except share data)

                           Shares of         Additional Retained      Total
                             Common   Common  Paid-in   Earnings  Stockholders'
                             Stock    Stock   Capital   (Deficit)    Equity
                           ---------- ------ ---------- --------- -------------
Balance, April 30, 1996... 16,038,882  $160   $13,857    $36,253     $50,270
  Issuance of common stock
   for Rights Offering....  3,079,980    31    17,850         --      17,881
  Issuance of common stock
   for acquisitions.......  4,100,000    41    27,074         --      27,115
  Issuance of warrants for
   acquisitions...........         --    --     3,333         --       3,333
  Exercise of stock
   options................     65,625     1       165         --         166
  Issuance of stock for
   compensation...........     60,800    --       259         --         259
  Net loss................         --    --        --    (21,051)    (21,051)
                           ----------  ----   -------    -------     -------
Balance, April 27, 1997... 23,345,287   233    62,538     15,202      77,973
  Exercise of stock
   options................      8,438    --         8         --           8
  Issuance of stock for
   deferred financing
   costs..................    174,337     2       498         --         500
  Issuance of stock for
   compensation...........     40,500     1       102         --         103
  Net income..............         --    --        --      7,547       7,547
                           ----------  ----   -------    -------     -------
Balance, April 26, 1998... 23,568,562   236    63,146     22,749      86,131
  Net loss................         --    --        --    (24,176)    (24,176)
                           ----------  ----   -------    -------     -------
Balance, April 25, 1999... 23,568,562  $236   $63,146    $(1,427)    $61,955
                           ==========  ====   =======    =======     =======


                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                        Fiscal Year Ended
                                                  -------------------------------
                                                  April 25,  April 26,  April 27,
                                                    1999       1998       1997
                                                  ---------  ---------  ---------
Operating activities:
  Net income (loss).............................. $(24,176)  $  7,547   $(21,051)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization................   36,277     33,588     27,149
    Amortization of bond discount and deferred
     financing costs.............................    2,317      1,926      1,294
    Valuation charge.............................    5,097         --      7,000
    Deferred income taxes........................   (7,763)     5,303     (1,837)
    Gain on disposal of assets...................      659         --         --
    Equity in loss of unconsolidated joint
     ventures....................................    1,340         --        166
    Extraordinary item (net of taxes)............   36,285         --     12,257
    Minority interest............................   (2,209)      (819)        --
    Other........................................       --         --        445
    Changes in current assets and liabilities,
     net of acquisitions:
      Accounts Receivable........................     (278)     6,324     (4,971)
      Income tax receivable......................   15,592         --         --
      Prepaid expenses and other assets..........   (1,126)     1,168       (854)
      Accounts payable and accrued expenses......    3,203     10,272     (1,843)
                                                  --------   --------   --------
  Net cash provided by operating activities......   65,218     65,309     17,755
Investing activities:
  Purchase of property and equipment.............  (94,996)   (65,455)   (21,490)
  Net cash paid for acquisitions.................       --         --    (80,495)
  Proceeds from disposals of property and
   equipment.....................................      202        251        739
  Investments in and advances to joint ventures..   (1,482)    (2,628)     1,845
  (Increase) decrease in restricted cash.........   44,861    (50,341)        --
  Deposits and other.............................     (601)    (1,555)     1,976
                                                  --------   --------   --------
  Net cash used in investing activities..........  (52,016)  (119,728)   (97,425)
Financing activities:
  Proceeds from borrowings.......................  447,088     75,000    318,168
  Principal payments on debt and cash paid to
   retire debt................................... (414,136)   (17,823)  (210,341)
  Deferred financing costs.......................  (13,497)    (2,152)   (12,943)
  Proceeds from sale of stock and exercise of
   options.......................................       --          8     18,047
                                                  --------   --------   --------
  Net cash provided by financing activities......   19,455     55,033    112,931
                                                  --------   --------   --------
  Net increase in cash and cash equivalents......   32,657        614     33,261
  Cash and cash equivalents at beginning of
   year..........................................   52,460     51,846     18,585
                                                  --------   --------   --------
  Cash and cash equivalents at end of year....... $ 85,117   $ 52,460   $ 51,846
                                                  ========   ========   ========

                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                       Fiscal Year Ended
                                                 -----------------------------
                                                 April 25, April 26, April 27,
                                                   1999      1998      1997
                                                 --------- --------- ---------
Supplemental disclosures of cash flow
 information:
Cash payments (receipts) for:
  Interest......................................  $63,297   $50,479   $37,092
  Income taxes--net of refunds..................    3,140    (4,840)    9,328
Supplemental schedule of noncash investing and
 financing activities:
Notes Payable and Debt issued for:
  Property and equipment........................    8,369        --        --
Capital Contributions:
  Land, net of mortgage of $396,000.............       --     7,504        --
  Financing costs...............................       --        --     1,073
  Property and equipment........................       --     1,615       514
Acquisitions:
  Debt assumed..................................       --        --   (37,142)
  Stock issued..................................       --        --   (27,115)
  Warrants issued...............................       --        --    (3,333)
Other:
  Deferred financing costs funded through
   issuance of common stock.....................       --       500        --
  Construction costs funded through accounts
   payable......................................    2,401     1,614        --


                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Basis of Presentation

  Isle of Capri Casinos, Inc., (the "Company") formerly known as Casino America, Inc. was incorporated as a Delaware corporation on February 14, 1990 and changed its name to Isle of Capri Casinos, Inc. on October 1, 1998. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations in Biloxi and Vicksburg, Mississippi, in Bossier City and Lake Charles, Louisiana, and in Black Hawk, Colorado through its subsidiaries. On May 3, 1996, the Company acquired 100% of Grand Palais Riverboat, Inc. ("GPRI") and a 50% interest in St. Charles Gaming Company, Inc. ("SCGC"). On August 6, 1996 the Company acquired the 50% interests in Louisiana Riverboat Gaming Partnership ("LRGP") and LRG Hotels, LLC and LRGP's 50% interest in SCGC, which were owned by outside parties. As of August 6, 1996, LRGP, LRG Hotels, LLC and SCGC became wholly-owned subsidiaries of the Company. Prior to this date, the Company's investments in these subsidiaries were accounted for using the equity method of accounting. On April 25, 1997, Isle of Capri Black Hawk, L.L.C. ("ICBH"), a Colorado limited liability company, was formed. ICBH is owned by Casino America of Colorado, Inc. ("Casino America of Colorado"), a wholly-owned subsidiary of the Company and a third party. As of April 25, 1999, Casino America of Colorado owned 57% of ICBH, making it a consolidated subsidiary of the Company. As such the operating results of ICBH are reflected in the consolidated operating results of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

  Certain reclassifications have been made to the prior-year financial statements to conform to the fiscal 1999 presentation.

  The Company is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company commenced operations in Biloxi, Mississippi and Vicksburg, Mississippi, on August 1, 1992 and August 9, 1993, respectively. LRGP commenced operations in Bossier City, Louisiana on May 20, 1994 and SCGC and GPRI commenced operations in Lake Charles, Louisiana on July 29, 1995 and July 12, 1996, respectively. ICBH commenced operations in Black Hawk, Colorado on December 30, 1998.

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

 Fiscal Year End

  Effective April 27, 1997, the Company changed from an April 30 fiscal year end to a fiscal year consisting of four, thirteen week quarters, which is also known as a "four-five-four" fiscal year. This "four-five-four" fiscal year creates more comparability of the Company's quarterly operations, by having an equal number of weeks (13) and week-end days (26) in each quarter. Fiscal 1999 commenced on April 27, 1998 and ended April 25, 1999.

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are placed primarily with a high-credit-quality financial institution. At April 25, 1999, cash equivalents were invested primarily in short-term commercial paper and U.S. Treasury Bills. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

                          ISLE OF CAPRI CASINOS, INC.

 Property and Equipment

  Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                          Years
                                                                          ------
      Furniture, fixtures, and equipment.................................  5--10
      Leasehold improvements............................................. 10--31
      Buildings and improvements.........................................     25
      Riverboats and floating pavilions..................................     25

  Interest capitalized during the fiscal years ended April 25, 1999, April 26, 1998 and April 27, 1997 totaled $7.2 million, $2.7 million and $0, respectively. Depreciation expense for the fiscal years ended April 25, 1999, April 26, 1998 and April 27, 1997 totaled $30.4 million, $27.1 million and $22.7 million, respectively.

 Long-lived Assets

  The Company periodically evaluates the carrying value of long-lived assets to be held and used, including excess of cost over net assets acquired, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including related excess of cost over net assets acquired, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

 Deferred Financing Costs

  The costs of issuing long-term debt have been capitalized and are being amortized using the effective interest method over the term of the related debt.

 Berthing, Concession, and Leasehold Rights

  Berthing, concession and leasehold rights are recorded at cost and are being amortized over approximately twenty years using the straight-line method.

 Other Assets

  Licenses and other intangible assets--principally represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of SCGC, GPRI and LRGP. These assets are being amortized over a twenty-five-year period using the straight-line method.

  Goodwill--reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of SCGC, GPRI and LRGP. Goodwill is being amortized over a twenty-five-year period using the straight-line method.

  Restricted cash--represents cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by ICBH (the "First Mortgage Notes") held in trust by IBJ Whitehall Bank and Trust Company in New York, as trustee for ICBH, a majority-owned subsidiary of the Company. These funds are held in three

                          ISLE OF CAPRI CASINOS, INC.

separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve) with usage restricted by an indenture between ICBH and the trustee, dated August 20, 1997 governing the ICBH First Mortgage Notes (the "Indenture"). Amounts remaining in the Construction Disbursement Account as of April 25, 1999, $1.2 million, will be used to complete the construction of a casino entertainment complex by ICBH in Black Hawk, Colorado. Amounts in the Completion Reserve Account, $0.8 million, will be used in the event there are insufficient funds in the Construction Disbursement Account to complete the casino entertainment complex. In addition, the Company has other restricted cash totaling $3.5 million related to various operating deposits.

 Revenue and Promotional Allowances

  Casino revenue is the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive electronic gaming device jackpots.

  Revenue does not include the retail amount of food, beverage and other items provided gratuitously to customers, which totaled $49.7 million, $37.0 million, and $30.3 million for the years ended April 25, 1999, April 26, 1998 and April 27, 1997, respectively. The estimated cost of providing such complimentary services, which is included in casino expense, was $33.1 million, $32.6 million and $24.9 million for the years ended April 25, 1999, April 26, 1998 and April 27, 1997, respectively.

 Advertising Costs

  Advertising costs are expensed as incurred. Advertising expense for the years ended April 25, 1999, April 26, 1998 and April 27, 1997 totaled $10.8 million, $10.7 million and $15.7 million, respectively.

                          ISLE OF CAPRI CASINOS, INC.

 Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                   Fiscal Year Ended
                                          ------------------------------------
                                           April 25,    April 26,   April 27,
                                             1999         1998        1997
                                          -----------  ----------- -----------
                                           (In thousands, except share data)
                                          ------------------------------------
Numerator:
  Income (loss) before extraordinary
   item.................................. $    12,109  $     7,547 $    (8,794)
  Extraordinary loss, net................     (36,285)          --     (12,257)
                                          -----------  ----------- -----------
  Net income (loss)......................     (24,176)       7,547     (21,051)
  Numerator for basic earnings (loss) per
   share--income (loss) available to
   common stockholders...................     (24,176)       7,547     (21,051)
  Effect of dilutive securities..........          --           --          --
                                          -----------  ----------- -----------
  Numerator for diluted earnings (loss)
   per share--income (loss) available to
   common stockholders after assumed
   conversions........................... $   (24,176) $     7,547 $   (21,051)
                                          ===========  =========== ===========
Denominator:
  Denominator for basic earnings (loss)
   per share--weighted-average shares....  23,568,562   23,455,338  22,483,270
  Effect of dilutive securities
    Employee stock options...............     290,317        9,508          --
    Warrants.............................          --           --          --
                                          -----------  ----------- -----------
  Dilutive potential common shares.......     290,317        9,508          --
                                          -----------  ----------- -----------
  Denominator for diluted earnings (loss)
   per share--adjusted weighted-average
   shares and assumed conversions........  23,858,879   23,464,846  22,483,270
                                          ===========  =========== ===========
Basic earnings (loss) per share
  Income (loss) before extraordinary
   item.................................. $      0.51  $      0.32 $     (0.39)
  Extraordinary loss, net................       (1.54)          --       (0.55)
                                          -----------  ----------- -----------
  Net income (loss)...................... $     (1.03) $      0.32 $     (0.94)
                                          ===========  =========== ===========
Diluted earnings (loss) per share
  Income (loss) before extraordinary
   item.................................. $      0.51  $      0.32 $     (0.39)
  Extraordinary loss, net................       (1.52)          --       (0.55)
                                          -----------  ----------- -----------
  Net income (loss)...................... $     (1.01) $      0.32 $     (0.94)
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

                          ISLE OF CAPRI CASINOS, INC.

 New Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on its results of operations or financial position.


  In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities". The SOP is effective for years beginning after December 15, 1998, and requires that start-up costs capitalized prior to adoption be written-off and any future start-up costs be expensed as incurred. Management does not anticipate that the adoption of the new Statement will have a significant effect on its results of operations or financial position.

2. Acquisitions

 Isle of Capri--Tunica

  In March 1999, the Company acquired the original Harrah's casino facility located in Tunica County, Mississippi for $9.5 million. The Company estimates that it will invest an additional $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. The Company plans to open the Isle-Tunica in July 1999 with approximately 875 slot machines, 15 table games and its three trademark restaurants. The Company also plans to invest approximately $40.0 million to construct an on-site hotel with up to 250 rooms and two live entertainment theaters with combined seating for 2,000 people. Construction of the hotel and theaters is scheduled to begin in the second half of 1999.

 Louisiana Riverboat Gaming Partnership

  On August 6, 1996, the Company acquired the remaining 50% interest in LRGP held by outside parties (the "LRGP Acquisition"). The consideration for the acquisition was $85 million in cash, five-year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $10.50 per share and $1.5 million per year for seven years, payable monthly beginning on October 1, 1998. The acquisition was accounted for as a purchase, and as a result, the operating results of LRGP and SCGC from the acquisition date forward are consolidated in the Company's statements of operations.

 St. Charles Gaming Company, Inc.

  On May 3, 1996, the Company purchased the remaining 50% interest in SCGC not already owned by LRGP (the "SCGC Acquisition"), in exchange for 1,850,000 shares of the Company's common stock and a five-year warrant. The warrant allows the seller to convert its note payable from LRGP (up to a maximum of $5.0 million) to 416,667 shares of common stock of the Company at an exercise price of $12 per share. The purchase agreement also provided for the restructuring of certain indebtedness owed to the seller. The acquisition was accounted for as a purchase, however, the operating results of SCGC were still accounted for under the equity method of accounting as the Company did not obtain a controlling interest in SCGC.

 Grand Palais Riverboat, Inc.

  On May 3, 1996, the Company purchased all of the outstanding shares of common stock of GPRI in a bankruptcy proceeding. Pursuant to the Plan of Reorganization adopted in such bankruptcy proceeding, the Company purchased 100% of the shares of the reorganized GPRI, which at the time of closing owned the Grand Palais Riverboat, gaming equipment, certain other furniture, fixtures and equipment, all necessary gaming

                          ISLE OF CAPRI CASINOS, INC.

licenses issued by the State of Louisiana, and other permits and authorizations. The acquisition was accounted for as a purchase, and the operating results of GPRI have been included in the Company's consolidated statements of operations from the date operations commenced. GPRI commenced operations on July 12, 1996 as part of a two-riverboat operation with SCGC. The aggregate consideration paid by the Company in connection with the GPRI acquisition was approximately $60.8 million, consisting of $7.5 million in cash, approximately $37.1 million in promissory notes and assumed indebtedness. The Company also issued 2,250,000 shares of its common stock, and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $10 per share, to GPRI's former secured debt holders. Additionally, in connection with the Grand Palais Acquisition, Bernard Goldstein, the Chairman of the Company, and three of his sons (including Robert Goldstein, a director of the Company) pledged certain of their assets for the issuance of a letter of credit to secure the repayment of a portion of the principal of certain notes issued to effect the Grand Palais Acquisition. The Company issued to two of Mr. Goldstein's sons (other than Robert Goldstein) a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $5.875 per share.

3. Isle of Capri Black Hawk, L.L.C.

  On April 25, 1997, a subsidiary of the Company, Casino America of Colorado, formed ICBH, a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold and Casino, Inc. The primary purpose of ICBH is to develop a casino entertainment complex in Black Hawk, Colorado (the "Isle-Black Hawk"), which opened on December 30, 1998. ICBH plans to construct a hotel containing approximately 235 rooms at the site of the Isle-Black Hawk. The Company has a majority ownership interest in ICBH. As a consolidated subsidiary of the Company, the operating results of ICBH are reflected in the consolidated results of the Company. ICBH was a development stage company in fiscal 1998.

4. Capri Cruises L.L.C.

  On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. Cruise operations began in early June 1998. As of April 25, 1999, the Company had invested $3.0 million into this 50/50 unconsolidated joint venture, which is operating one cruise ship from the Port of New Orleans.

5. Property and Equipment

Property and equipment consists of the following:

                                                             April 25, April 26,
                                                               1999      1998
                                                             --------- ---------
                                                               (In thousands)
   Property and equipment:
     Land and land improvements............................. $ 60,776  $ 55,800
     Leasehold improvements.................................   98,120    97,692
     Buildings and improvements.............................  123,845    49,668
     Riverboats and floating pavilions......................   97,332    92,974
     Furniture, fixtures, and equipment.....................   98,145    87,902
     Construction in progress...............................   42,966    33,969
                                                             --------  --------
                                                              521,184   418,005
     Less: accumulated depreciation.........................  110,008    84,194
                                                             --------  --------
                                                             $411,176  $333,811
                                                             ========  ========

                          ISLE OF CAPRI CASINOS, INC.

6. Fair Value of Financial Instruments

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

  The estimated carrying amounts and fair values of the Company's financial instruments are as follows:

                                            April 25, 1999     April 26, 1998
                                          ------------------- -----------------
                                          Carrying    Fair    Carrying   Fair
                                           Amount     Value    Amount   Value
                                          --------   -------  -------- --------
                                                     (In thousands)
Financial assets:

  Cash equivalents....................... $ 85,117  $ 85,117  $ 52,460 $ 52,460
  Restricted cash........................    5,480     5,480    50,341   50,341

Financial liabilities:

  Senior secured notes................... $     --  $     --  $315,000 $351,225
  First mortgage notes...................   75,000    81,375    75,000   76,125
  Other long-term debt...................   67,756    67,756    52,095   52,095
  Senior subordinated notes..............  390,000   390,000        --       --

                          ISLE OF CAPRI CASINOS, INC.

7. Long-Term Debt

  Long-term debt consists of the following:

                                                               April    April
                                                              25, 1999 26, 1998
                                                              -------- --------
                                                               (In thousands)
  8 3/4% senior subordinated notes (described below)......... $390,000 $     --
  Variable rate Term Loan (7.82% at April 25, 1999), due in
   quarterly installments ranging from $833,333 to
   $4,166,667, not including interest, through April 2004....   50,000       --
  12 1/2% note payable, due in monthly installments of
   $125,000, including interest, beginning October 1997
   through October 2005......................................    6,527    6,692
  8% note payable, due in monthly installments of $66,667,
   including interest, through July 2002.....................    2,283    2,874
  8% note payable, due in monthly installments of $11,365,
   including interest, through December 2015.................    1,250    1,285
  11% note payable, issued by Isle of Capri Black Hawk,
   L.L.C., due in monthly installments of $73,692, including
   interest, through October 2000; non-recourse to Isle of
   Capri Casinos, Inc........................................    1,522       --
  13% First Mortgage Notes, issued by Isle of Capri Black
   Hawk, L.L.C., due August 2004; non-recourse to Isle of
   Capri Casinos, Inc........................................   75,000   75,000
  Other......................................................    6,174    5,346
  Notes paid in full during fiscal 1999:
    12 1/2% senior secured notes...........................       --   315,000
    Variable rate notes....................................       --    23,619
    11 1/2% note payable...................................       --     7,647
    9 1/4% notes payable...................................       --     3,669
    6% note payable........................................       --       963
                                                            --------  --------
                                                             532,756   442,095
  Less: current maturities.................................    5,883    12,453
                                                            --------  --------
  Long-term debt........................................... $526,873  $429,642
                                                            ========  ========

  On April 23, 1999, the Company issued $390,000,000 of 8 3/4% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. Interest on the Senior Subordinated Notes is payable semiannually on each April 15 and October 15 through maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after April 15, 2004 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:

             Year                   Percentage
             ----                   ----------
             2004..................  104.375%
             2005..................  102.917%
             2006..................  101.458%
             2007 and
              thereafter...........  100.000%

  The Company issued the Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, restricts the Company's ability and the

                          ISLE OF CAPRI CASINOS, INC.

ability of its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, or pay dividends on or repurchase our stock or our restricted subsidiaries' stock. The Company is also restricted in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

  At April 25, 1999, no dividends were permitted to be paid under these restrictions.

  A substantial part of the proceeds from the Senior Subordinated Notes were used to prepay long-term debt, including all of the $315,000,000 of 12 1/2% Senior Secured Notes due 2003. The proceeds were also used to pay accrued interest and other transaction fees and costs.

  Simultaneously with the issuance of the Senior Subordinated Notes, the Company entered into a new $175.0 million five-year Senior Credit Facility (the "Senior Credit Facility") comprised of a $50.0 million term loan and a $125.0 million undrawn revolver. The new Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., Black Hawk LLC and their subsidiaries. The Company used the initial borrowings under the Senior Credit Facility to repay certain existing debt and for working capital and for other general corporate purposes. The Company plans to use future borrowings under the Senior Credit Facility primarily for expansion of its existing casino facilities and the development of new casino facilities.

  On August 20, 1997, ICBH issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest (the "ICBH First Mortgage Notes"), which is non-recourse debt to the Company. Interest on the ICBH First Mortgage Notes is payable semiannually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the ICBH First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture). The ICBH First Mortgage Notes are redeemable at the option of ICBH, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:

             Year                   Percentage
             ----                   ----------
             2001..................  106.500%
             2002..................  103.200%
             2003 and thereafter...  100.000%

  Beginning with the first operating year after the Isle-Black Hawk begins gaming operations, ICBH will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the ICBH First Mortgage Notes that may be purchased with 50% of the Isle-Black Hawk's excess cash flow, as defined.

  The Company has $6.5 million available in bank lines of credit. As of April 25, 1999, the Company had no outstanding balances under these lines of credit.

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

                          ISLE OF CAPRI CASINOS, INC.

  Substantially all of the Company's assets are pledged as collateral for long-term debt. At April 25, 1999, the Company was in compliance with all debt covenants.

  The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

                               For the Fiscal Year Ending
                                     (In thousands)
                                     --------------
        2000........................................................... $  5,883
        2001...........................................................   10,120
        2002...........................................................   12,109
        2003...........................................................   14,893
        2004...........................................................   18,135
        Thereafter.....................................................  471,616
                                                                        --------
                                                                        $532,756
                                                                        ========

8. Lease Commitments

  The Company has an agreement with the Biloxi Port Commission which provides the Company with certain docking rights. This agreement expires in July 1999, with eight renewal options of five years each. Annual rentals are the greater of $500,000 or 1% of gross monthly gaming revenue, as defined. Annual rent during each renewal term is adjusted for increases in the Consumer Price Index, limited to 6% for each renewal period.

  In addition, the Company leases certain land, buildings, and other improvements from the City of Biloxi under a lease and concession agreement. This agreement expires in July 1999, with options to renew for seven additional terms of five years each. Annual rent is $500,000 plus 3% of gross gaming revenue, as defined, in excess of $25.0 million. Annual rent during each renewal term is adjusted for increases in the Consumer Price Index, limited to 6% for each renewal period. This agreement also allows rent credits to be amortized over the initial term of the lease, for costs and expenses incurred by the Company for construction of certain improvements to the leased assets.

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

  The Company first acquired the leasehold interest of Sea Harvest, Inc., the original lessee, for consideration of $8,000 per month for a period of ten years. The Company's lease is with the City of Biloxi, Mississippi, for an initial term of 25 years, with options to renew for six additional terms of 10 years each and a final option period with a termination date commensurate with the termination date of the IHL Lease, but in no event later than December 31, 2085. Annual rent (which includes payments to be made pursuant to the purchase of a related leasehold interest) is $404,000, plus 4% of gross non-gaming revenue, as defined. The annual rent is adjusted after each five-year period based on increases in the Consumer Price Index, limited to a 10% increase in any

                          ISLE OF CAPRI CASINOS, INC.

five-year period. The annual rent will increase 10 years after the commencement of payments pursuant to a termination of lease and settlement agreement, to an amount equal to the sum of annual rent as if it had been $500,000 annually plus adjustments thereto based on the Consumer Price Index.

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

  The Company leases approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. The initial term of this lease expires in March 2000 and we have the option to renew it for seventeen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.2 million per year and is subject to increases based on the Consumer Price Index and construction of hotel facilities on the property.

  In March 1999, the Company entered into a lease for land in Tunica County, Mississippi for use in connection with the Isle-Tunica. The initial lease term is five years with the option to renew the lease for seven additional terms of five years. Base rent for each lease year equals the greater of 2% of gross gaming revenue or $800,000. Once gross gaming revenue exceeds $40.0 million during any lease year, the base rent in the following months of such year shall be increased by an amount equal to 2% of such excess. The landlord is entitled to receive additional rent based on excess available cash, as defined in the lease.

  Minimum rental obligations under all noncancelable operating leases with terms of one year or more as of April 25, 1999, are as follows:

                                   Fiscal Year Ending
                                     (In thousands)
                                     --------------
        2000............................................................. $8,624
        2001.............................................................  6,930
        2002.............................................................  5,517
        2003.............................................................  2,962
        2004.............................................................  1,648

  Rent expense for operating leases was approximately $10.8 million, $6.8 million and $7.1 million for the years ended April 25, 1999, April 26, 1998 and April 27, 1997, respectively. Such amounts include contingent rentals of $2.6 million, $2.7 million and $2.5 million for the years ended April 25, 1999, April 26, 1998 and April 27, 1997, respectively.

9. Related Party Transactions

  On January 2, 1998, the Company acquired approximately 0.7 acres of property (the "Acquired Property") contiguous to the property being developed by ICBH. The acquired property will be used for the expansion of the entrance and the signage of the Isle-Black Hawk. On January 2, 1998, ICBH, as Lessee, entered into a lease agreement with the Company for the Acquired Property and will utilize the Acquired Property in developing the Isle-Black Hawk. The lease payment consists of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002, and thereafter on a year to year basis. During the term of the lease, ICBH has the right to purchase the property for $1.5 million plus all interest and out-of-pocket costs that the Company incurred in connection with the purchase and ownership of the land, less any payments made by ICBH, as lessee.

                          ISLE OF CAPRI CASINOS, INC.

  The Company provides management services to all of its wholly-owned riverboat casino entities, pursuant to respective management agreements. Management fees for these services are based upon a percentage of each entity's revenue and operating income, as defined in the management agreements. The revenue under the management agreements is eliminated through consolidation. However, the management services provided by the Company to LRGP and SCGC prior to these entities becoming wholly-owned subsidiaries of the Company as of the August 6, 1996 acquisition date, are reflected as Management fee--unconsolidated joint ventures in the accompanying consolidated statements of operations.

10. Income Taxes

  Income tax expense (benefit) consist of the following:

                                                         Fiscal Year Ended
                                                   ------------------------------
                                                   April 25,  April 26, April 27,
                                                     1999       1998      1997
                                                   ---------  --------- ---------
                                                          (In thousands)
Current:
  Federal......................................... $   (485)   $1,131    $(6,219)
  State...........................................      485     1,063       (104)
                                                   --------    ------    -------
                                                         --     2,194     (6,323)
Deferred:
  Federal.........................................   (8,558)    4,841     (1,569)
  State...........................................      795       462       (268)
                                                   --------    ------    -------
                                                    (7,763)     5,303     (1,837)
                                                   --------    ------    -------
                                                   $(7,763)    $7,497    $(8,160)
                                                   ========    ======    =======

  A reconciliation of income tax expense (benefit) to the statutory corporate federal tax rate of 35% is as follows:

                                                       Fiscal Year Ended
                                                 ------------------------------
                                                 April 25,  April 26, April 27,
                                                   1999       1998      1997
                                                 ---------  --------- ---------
                                                        (In thousands)
Statutory tax expense (benefit)................. $(11,178)   $5,265   $(10,224)
Effects of:
  State taxes...................................      591       991        (68)
  Goodwill......................................    1,185     1,327        834
  Valuation allowance...........................       --        --        903
  Other--net....................................    1,639       (86)       395
                                                 --------    ------   --------
                                                 $ (7,763)   $7,497   $ (8,160)
                                                 ========    ======   ========

                          ISLE OF CAPRI CASINOS, INC.

  Significant components of the Company's net deferred income tax liability are as follows:

                                                             April 25, April 26,
                                                               1999      1998
                                                             --------- ---------
                                                               (In thousands)
Deferred tax liabilities:
  Property and equipment....................................  $28,996   $29,078
  Other.....................................................    1,290     1,402
                                                              -------   -------
Total deferred tax liabilities..............................   30,286    30,480
Deferred tax assets:
  Dividends.................................................      258       350
  Write-down of assets held for sale........................    7,440     5,690
  Preopening costs..........................................   (1,012)      291
  Accrued expenses..........................................    5,035     3,837
  Charitable contribution carryover.........................      433       434
  Alternative minimum tax credit............................    4,732     3,353
  Net operating losses......................................   21,797    16,218
  Other.....................................................     (518)      493
                                                              -------   -------
Total deferred tax assets...................................   38,165    30,666
Valuation allowance on deferred tax assets..................   (7,884)  (13,062)
                                                              -------   -------
Net deferred tax assets.....................................   30,281    17,604
                                                              -------   -------
Net deferred tax liabilities................................  $     5   $12,876
                                                              =======   =======

  At April 25, 1999, the Company had alternative minimum tax credits which can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 25, 1999, the Company has federal net operating loss carry-forwards of $56.0 million for income tax purposes, with expiration dates from 2008 to 2018. Approximately $22.0 million of net operating losses are subject to limitation under the income tax regulations, which may limit the amount ultimately utilized.

  The utilization of pre-acquisition net operating losses resulted in a reduction to goodwill of $5.1 million in fiscal 1999 and $3.3 million in fiscal 1998.

11. Common Stock

 Stock-based compensation.

  Under the Company's 1992 and 1993 Stock Option Plans, as amended, a maximum of 1,058,750 and 1,200,000 options, respectively, may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant.

                          ISLE OF CAPRI CASINOS, INC.

  Stock options outstanding are as follows:

                                        Weighted            Weighted
                                        Average             Average
                               1999     Exercise   1998     Exercise   1997
                              Options    Price    Options    Price    Options
                             ---------  -------- ---------  -------- ---------
Outstanding options at
 beginning of fiscal year..  2,718,199   $5.24   1,980,138   $6.49   1,518,188
Options granted............  1,342,500    3.05   1,096,500    3.41     777,500
Options exercised..........         --      --      (8,438)   0.89     (65,625)
Options canceled...........   (101,212)   6.10    (350,001)   6.78    (249,925)
                             ---------           ---------           ---------
Outstanding options at end
 of fiscal year............  3,959,487   $4.48   2,718,199   $5.24   1,980,138
                             =========           =========           =========

  Weighted average fair value of options granted during fiscal 1999 and 1998 was $2.18 and $2.35, respectively.

  The following table summarizes information about stock options outstanding at April 25, 1999:

                                   Options Outstanding          Options Exercisable
                             ------------------------------- --------------------------
                             Weighted Average    Weighted                   Weighted
   Ranges of       Number       Remaining        Average       Number       Average
Exercise Prices  Outstanding Contractual Life Exercise Price Exercisable Exercise Price
---------------  ----------- ---------------- -------------- ----------- --------------
$  .89-$ 5.70     3,198,437     8.36 years        $ 3.35        556,787      $ 4.07
  5.88- 11.25       519,300     6.46 years          7.02        341,581        7.29
 11.56- 18.00       241,750     4.53 years         13.94        241,750       13.94
                  ---------                                   ---------
$  .89-$18.00     3,959,487     7.88 years        $ 4.48      1,140,118      $ 7.13
                  =========                                   =========

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation. Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant dates for awards in fiscal years 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts disclosed below:

                                                       Fiscal Year Ended
                                                 April 25,  April 26, April 27,
                                                   1999       1998      1997
                                                 ---------  --------- ---------
                                                   (In thousands, except per
                                                          share data)
Net income (loss)
  As reported................................... $(24,176)   $7,547   $(21,051)
  Pro forma..................................... $(25,153)   $6,798   $(21,527)
Earnings (loss) per common share
Basic
  As reported................................... $  (1.03)   $ 0.32   $  (0.94)
  Pro forma..................................... $  (1.07)   $ 0.29   $  (0.96)
Diluted
  As reported................................... $  (1.01)   $ 0.32   $  (0.94)
  Pro forma..................................... $  (1.05)   $ 0.29   $  (0.96)

                          ISLE OF CAPRI CASINOS, INC.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 1999, 1998 and 1997: options vest at 20% per year for five years beginning with the grant date for fiscal 1999 and 1998; and 25% per year for four years in fiscal 1997; dividend yield of 0%; weighted average expected volatility of .70, .74, and .85, respectively; risk-free interest rate of 5.2%, 5.3% and 7.1%, respectively; and expected lives of 6 years.

  The pro forma effect on net income (loss) for fiscal 1999, 1998 and 1997 is not representative of the pro forma effect on net income for future years because it does not take into account pro forma compensation expense related to grants made prior to fiscal 1996 or the potential for issuance of additional stock options in future years.

 Warrants

  The Company has the following outstanding warrants:


                                            Expiration    Number of     Exercise
Date Issued                                    Date    Warrants Shares   Price
-----------                                 ---------- -------- ------- --------
June 1995..............................   June 9, 2001       1  416,667  $12.00
May 1996...............................    May 3, 2001       1   12,500  $ 5.88
May 1996...............................    May 3, 2001 500,000  500,000  $10.00
May 1996...............................    May 3, 2001       1  416,667  $12.00
August 1996............................ August 6, 2001 500,000  500,000  $10.50

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

  The Company's board of directors authorized the offering (the "Offering"), on a pro rata basis, of rights to purchase shares of the Company's common stock at a price of $5.875 per share at a ratio of approximately one share for every four shares owned to its shareholders of record on March 15, 1996. The primary purpose of the Offering was to ensure that all shareholders had the same opportunity to purchase shares of the Company's common stock as had been afforded to the Chairman and Chief Executive Officer of the Company and his family.

  The Offering expired on July 26, 1996. The number of shares sold through the Offering was 3,079,980, resulting in proceeds totaling $17,881,000.

12. Stockholder Rights Plan

  In February 1997, the Company adopted a Stockholder Rights Plan. The Plan is designed to preserve the long-term value of the shareholders' investment in the Company. Under the Plan, each shareholder will receive a distribution of one Right for each share of the Company's outstanding common stock. The Rights were distributed to shareholders of record on March 3, 1997 and will expire ten years thereafter. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of a new series of participating preferred stock at an initial exercise price of $12.50. Initially the rights are represented by the Company's common stock certificates and are not exercisable. The rights become exercisable shortly after a person or group acquires

                          ISLE OF CAPRI CASINOS, INC.

beneficial ownership of 15% or more of the Company or publicly announces its intention to commence a tender or exchange offer that would result in the 15% beneficial ownership level. Under certain circumstances involving a buyer's acquisition of a 15% position in the Company, all Rights holders except the buyer will be entitled to purchase common stock at half price. If the Company is acquired through a merger, after such an acquisition, all Rights holders except the buyer will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at one cent each at any time before a buyer acquires 15% of the Company's stock.

13. Preopening Expenses

  Preopening expenses of $3.3 million in fiscal 1999 and $2.5 million in fiscal 1998 represent salaries, benefits, training, marketing and other noncapitalizable costs, which were incurred prior to and expensed in connection with the opening of the Isle-Black Hawk in fiscal 1999 and the opening of GPRI in fiscal 1997.

14. Valuation Charge

  During fiscal 1996 the Company recorded a valuation charge of $9.3 million related to the write-down of two riverboats, a barge and certain gaming equipment, which were not being used in operations and were reclassified as assets held for sale. The assets were written down based upon written and oral purchase/lease option agreements at that time. During fiscal 1997, the Company did not place any of these assets into service, nor sell any of these assets and the purchase/lease agreements that were in effect at the end of fiscal 1996 expired. As a result, the Company revised its estimate of fair value less cost to sell these assets, and has recorded an additional write down of $6.0 million based on negotiations with potential buyers.

  Additionally, during fiscal 1997, the Company wrote off $1.0 million of design and development costs related to a project for which the Company revised the original scope.

  During fiscal 1999 the Company recorded a valuation charge totaling $5.1 million. The valuation charge reflects the write-down of assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land the Company was planning to develop in Cripple Creek, Colorado. During the third quarter ended January 24, 1999, the Company entered an agreement to sell one of its two original riverboats for less than the recorded value. This sale had not closed as of the end of the fiscal year ended April 25, 1999. However, the Company has adjusted the valuation allowance related to both riverboats to reflect the fair value, based on the agreed upon sales price. Also, management has delayed its plans to develop a casino on land it owns in Cripple Creek, Colorado. Accordingly, management has established a valuation allowance on the land it owns in Cripple Creek to reflect the fair value as the carrying value. Additionally, the valuation charge includes $2.7 million related to future obligations under an operating lease related to its Cripple Creek, Colorado project.

15. Extraordinary Item

  The Company incurred a pre-tax extraordinary loss totaling $55.8 million related to the refinancing of its 12 1/2% Senior Secured Notes and other debt on April 23, 1999. The extraordinary loss included early payment premiums, as well as the write-off of consent fees and debt acquisition costs. The tax benefit from the extraordinary loss was approximately $19.5 million.

16. Employee Benefit Plan

  The Company has a defined-contribution, profit-sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company's contribution expense related to this plan was approximately $635,000, $609,000 and $633,000 for the years ended April 25, 1999, April 26,
1998 and April 27, 1997, respectively. The Company's contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

                          ISLE OF CAPRI CASINOS, INC.

17. Litigation

  One of the Company's subsidiaries has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. A motion for certification of the class is currently pending before the court and no discovery as to the merits of the alleged claims has begun. The Company is unable at this time to determine what effect, if any, the suit would have on its financial position or results of operations. However, the gaming industry defendants are committed to defend vigorously all claims asserted in the consolidated action.

  In February 1998, the Isle-Vicksburg was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The amended complaint alleges that the defendants entered into an agreement to conduct a campaign opposing a gaming application for a site next to property owned by the plaintiffs. The plaintiffs allege that because of this agreement trade was improperly restrained and competition in the gaming business was reduced. The plaintiffs further allege that the defendants conspired for the purpose of injuring the plaintiffs' property rights. The plaintiffs seek compensatory and punitive damages in the amount of $238.0 million. The Company has denied the allegations contained in the amended complaint and intends to vigorously defend all claims and allegations in the action.

  In May 1998, the Company was named as a defendant in an action brought by several persons who had a contractual right to acquire property in Cripple Creek, Colorado which they sold to one of the Company's subsidiaries in 1995. The plaintiffs allege that the Company breached its purported agreement to construct a casino facility on the property by the end of 1995. In December 1998, its motion to dismiss the complaint was granted by the United States District Court in Denver, Colorado. The plaintiffs have appealed this decision to the Tenth Circuit Court of Appeals. The Company intends to vigorously defend all claims and allegations in the action.

  On August 26, 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the city of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and is currently pending. The Company intends to vigorously defend this suit.

  The Company is engaged in various other litigation matters and has a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                          ISLE OF CAPRI CASINOS, INC.

18. Consolidating Condensed Financial Information

  The Company's subsidiaries (excluding certain subsidiaries) have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million 8 3/4% Senior Subordinated Notes due 2009. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of April 25, 1999 and April 26, 1998. Consolidating condensed financial information for guarantor subsidiaries has been omitted for fiscal 1997 as the parent had no operations or assets separate from its investments in its subsidiaries and registered debt was guaranteed by all direct and indirect subsidiaries of the parent.

                          ISLE OF CAPRI CASINOS, INC.

 CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY FINANCIAL
                                  INFORMATION

        AS OF AND FOR THE YEARS ENDED APRIL 25, 1999 AND APRIL 26, 1998
                                (In Thousands)

                                                        (b)
                         Isle of Capri     (a)       Non-Wholly                  Isle of
                         Casinos, Inc.    Wholly       Owned     Consolidating    Capri
                           Guarantor      Owned         Non-          and        Casinos,
                            (Parent     Guarantor    Guarantor    Eliminating      Inc.
                           Obligor)    Subsidiaries Subsidiaries    Entries    Consolidated
                         ------------- ------------ ------------ ------------- ------------
As of April 25, 1999
Balance Sheet
Current assets..........   $ 36,599      $ 60,679     $11,738      $      --     $109,016
Intercompany
 receivables............    220,578       159,361          --       (379,939)          --
Investments in
 subsidiaries...........    233,541            --          --       (231,690)       1,851
Property and equipment,
 net....................      6,605       324,194      80,377             --      411,176
Other assets............     44,377       103,916       6,148             --      154,441
                           --------      --------     -------      ---------     --------
Total Assets............   $541,700      $648,150     $98,263      $(611,629)    $676,484
                           ========      ========     =======      =========     ========
Current liabilities.....   $ 13,395      $ 56,074     $ 9,419      $     (64)    $ 78,824
Intercompany payables...     24,593       349,994       5,289       (379,876)          --
Long-term debt, less
 current maturities.....    441,757         9,348      75,768             --      526,873
Deferred income taxes...         --         4,689          --             --        4,689
Minority interest.......         --            --          --          4,143        4,143
Stockholders' equity....     61,955       228,045       7,787       (235,832)      61,955
                           --------      --------     -------      ---------     --------
Total Liabilities and
 Stockholders' Equity...   $541,700      $648,150     $98,263      $(611,629)    $676,484
                           ========      ========     =======      =========     ========

                          ISLE OF CAPRI CASINOS, INC.

                                                         (b)
                          Isle of Capri     (a)       Non-Wholly                  Isle of
                          Casinos, Inc.    Wholly       Owned     Consolidating    Capri
                            Guarantor      Owned         Non-          and        Casinos,
                             (Parent     Guarantor    Guarantor    Eliminating      Inc.
                            Obligor)    Subsidiaries Subsidiaries    Entries    Consolidated
                          ------------- ------------ ------------ ------------- ------------
For the year ended April
 25, 1999
Statement of Operations
Revenue:
  Casino................    $     --      $403,700     $20,679      $     --      $424,379
  Rooms, food, beverage
   and other............         429        54,561       1,367          (359)       55,998
                            --------      --------     -------      --------      --------
Total revenue...........         429       458,261      22,046          (359)      480,377
Operating expenses:
  Casino................          --        74,793       2,886            --        77,679
  Gaming taxes..........          --        82,925       3,930            --        86,855
  Rooms, food, beverage
   and other............       4,390       192,565      14,224          (359)      210,820
  Depreciation and
   amortization.........       3,439        31,853         985            --        36,277
                            --------      --------     -------      --------      --------
Total operating
 expenses...............       7,829       382,136      22,025          (359)      411,631
                            --------      --------     -------      --------      --------
Operating income
 (loss).................      (7,400)       76,125          21            --        68,746
Interest expense, net...      (5,671)      (34,853)     (5,207)           --       (45,731)
Minority interest.......          --            --          --         2,209         2,209
Equity in income (loss)
 of unconsolidated joint
 venture                      36,955            --          --       (38,295)       (1,340)
                            --------      --------     -------      --------      --------
Income (loss) before
 income taxes and
 extraordinary item.....      23,884        41,272      (5,186)      (36,086)       23,884
Income tax provision
 (benefit)..............      11,775         2,374          --        (2,374)       11,775
                            --------      --------     -------      --------      --------
Income (loss) before
 extraordinary item.....      12,109        38,898      (5,186)      (33,712)       12,109
Extraordinary loss on
 extinguishment of debt
 (net of applicable
 income tax benefit)....     (36,285)           --          --            --       (36,285)
                            --------      --------     -------      --------      --------
Net income (loss).......    $(24,176)     $ 38,898     $(5,186)     $(33,712)     $(24,176)
                            ========      ========     =======      ========      ========
Statement of Cash Flows
Net cash provided by
 (used in) operating
 activities.............    $(33,503)     $ 94,689     $ 2,757      $  1,275      $ 65,218
Net cash provided by
 (used in) investing
 activities.............      (7,465)      (49,368)      6,092        (1,275)      (52,016)
Net cash provided by
 (used in) financing
 activities.............      56,773       (38,840)      1,522            --        19,455
                            --------      --------     -------      --------      --------
Net increase (decrease)
 in cash and cash
 equivalents............      15,805         6,481      10,371            --        32,657
Cash and cash
 equivalents at
 beginning of year......      20,021        31,892         547            --        52,460
                            --------      --------     -------      --------      --------
Cash and cash
 equivalents at end of
 year...................    $ 35,826      $ 38,373     $10,918      $     --      $ 85,117
                            ========      ========     =======      ========      ========

                          ISLE OF CAPRI CASINOS, INC.

                                                         (b)
                          Isle of Capri     (a)       Non-Wholly                  Isle of
                          Casinos, Inc.    Wholly       Owned     Consolidating    Capri
                            Guarantor      Owned         Non-          and        Casinos,
                             (Parent     Guarantor    Guarantor    Eliminating      Inc.
                            Obligor)    Subsidiaries Subsidiaries    Entries    Consolidated
                          ------------- ------------ ------------ ------------- ------------
As of April 26, 1998
Balance Sheet
Current assets..........    $ 20,732      $ 46,913     $ 1,612      $      --     $ 69,257
Intercompany
 receivables............     190,117       122,536          --       (312,653)          --
Investments in
 subsidiaries...........     196,208            --          --       (194,499)       1,709
Property and equipment,
 net....................       3,194       289,675      40,942             --      333,811
Other assets............      42,239       115,396      53,323             --      210,958
                            --------      --------     -------      ---------     --------
Total Assets............    $452,490      $574,520     $95,877      $(507,152)    $615,735
                            ========      ========     =======      =========     ========
Current liabilities.....    $ 19,393      $ 50,969     $ 7,904      $    (311)    $ 77,955
Intercompany payables...      23,892       288,450          --       (312,342)          --
Long-term debt, less
 current maturities.....     323,074        31,568      75,000             --      429,642
Deferred income taxes...          --        16,155          --             --       16,155
Minority interest.......          --            --          --          5,852        5,852
Stockholders' equity....      86,131       187,378      12,973       (200,351)      86,131
                            --------      --------     -------      ---------     --------
Total Liabilities and
 Stockholders' Equity...    $452,490      $574,520     $95,877      $(507,152)    $615,735
                            ========      ========     =======      =========     ========

For the year ended April
 26, 1998
Statement of Operations
Revenue:
  Casino................    $     --      $388,223     $    --      $      --     $388,223
  Rooms, food, beverage
   and other............         268        52,729          --           (404)      52,593
                            --------      --------     -------      ---------     --------
Total revenue...........         268       440,952          --           (404)     440,816
Operating expenses:
  Casino................          --        76,072          --             --       76,072
  Gaming taxes..........          --        78,586          --             --       78,586
  Rooms, food, beverage
   and other............        (645)      192,517          --           (404)     191,468
  Depreciation and
   amortization.........       1,575        32,013          --             --       33,588
                            --------      --------     -------      ---------     --------
Total operating
 expenses...............         930       379,188          --           (404)     379,714
                            --------      --------     -------      ---------     --------
Operating income
 (loss).................        (662)       61,764          --             --       61,102
Interest expense, net...      (6,990)      (37,855)     (2,032)            --      (46,877)
Minority interest.......          --            --          --            819          819
Equity in income (loss)
 of unconsolidated joint
 venture................      22,696            --          --        (22,696)          --
                            --------      --------     -------      ---------     --------
Income (loss) before
 income taxes and
 extraordinary item.....      15,044        23,909      (2,032)       (21,877)      15,044
Income tax provision
 (benefit)..............       7,497          (556)         --            556        7,497
                            --------      --------     -------      ---------     --------
Income (loss) before
 extraordinary item.....       7,547        24,465      (2,032)       (22,433)       7,547
Extraordinary loss on
 extinguishment of debt
 (net of applicable
 income tax benefit)....          --            --          --             --           --
                            --------      --------     -------      ---------     --------
Net income (loss).......    $  7,547      $ 24,465     $(2,032)     $ (22,433)    $  7,547
                            ========      ========     =======      =========     ========

                          ISLE OF CAPRI CASINOS, INC.

                                                         (b)
                          Isle of Capri     (a)       Non-Wholly                  Isle of
                          Casinos, Inc.    Wholly       Owned     Consolidating    Capri
                            Guarantor      Owned         Non-          and        Casinos,
                             (Parent     Guarantor    Guarantor    Eliminating      Inc.
                            Obligor)    Subsidiaries Subsidiaries    Entries    Consolidated
                          ------------- ------------ ------------ ------------- ------------
For the year ended April
 26, 1998
Statement of Cash Flows
Net cash provided by
 (used in) operating
 activities.............     $ 5,975      $48,323      $ 3,596       $7,415       $ 65,309
Net cash provided by
 (used in) investing
 activities.............      (4,618)     (34,683)     (80,096)        (331)      (119,728)
Net cash provided by
 (used in) financing
 activities.............      (2,730)     (12,200)      77,047       (7,084)        55,033
                             -------      -------      -------       ------       --------
Net increase (decrease)
 in cash and cash
 equivalents............      (1,373)       1,440          547           --            614
Cash and cash
 equivalents at
 beginning of year......      21,394       30,452           --           --         51,846
                             -------      -------      -------       ------       --------
Cash and cash
 equivalents at end of
 year...................     $20,021      $31,892      $   547       $   --       $ 52,460
                             =======      =======      =======       ======       ========

--------
(a) The following wholly owned subsidiaries were guarantors on the 8 3/4%
    Notes: Riverboat Corporation of Mississippi, Riverboat Corporation of Mississippi Vicksburg, Louisiana Riverboat Gaming Partnership, St. Charles Gaming Company, Inc., Grand Palais Riverboat, Inc., and PPI, Inc.
(b) The following non-wholly owned subsidiaries were not guarantors on the 8 3/4% Notes: Isle of Capri Black Hawk, L.L.C. and Isle of Capri Capital Corp.

19. Selected Quarterly Financial Information (Unaudited)

                                            Fiscal Quarters Ended 1999
                                      ---------------------------------------
                                                  (In thousands)
                                      July 26  October 25 January 24 April 25
                                      -------- ---------- ---------- --------
Revenue.............................. $114,079  $106,926   $115,120  $144,252
Operating income.....................   16,925    14,684     11,902    25,235
Net income (loss) before
 extraordinary item..................    2,692     1,928      1,045     6,444
Extraordinary item, net..............       --        --         --   (36,285)
Net income (loss)....................    2,692     1,928      1,045   (29,841)
Net income (loss) per share before
 extraordinary item
  Basic..............................     0.11      0.08       0.04      0.27
  Diluted............................     0.11      0.08       0.04      0.27
Net income (loss) per common share
  Basic..............................     0.11      0.08       0.04     (1.27)
  Diluted............................     0.11      0.08       0.04     (1.23)

                          ISLE OF CAPRI CASINOS, INC.

                                              Fiscal Quarters Ended 1998
                                        ---------------------------------------
                                                    (In thousands)
                                        July 27  October 26 January 25 April 26
                                        -------- ---------- ---------- --------
Revenue................................ $111,737  $106,273   $105,819  $116,987
Operating income.......................   16,027    13,932     12,219    18,924
Net income (loss)......................    2,948     1,077        260     3,262
Net income (loss) per common share
  Basic................................     0.13      0.05       0.01      0.14
  Diluted..............................     0.13      0.05       0.01      0.14

  Quarterly data may not necessarily sum to the full year data reported in the Company's consolidated financial statements.

  The first two quarters of fiscal 1998 earnings per common share have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

  The third quarter of fiscal 1999 includes the following non-recurring items: a valuation charge of $5.1 million related to the write-down of certain assets held for sale or development, a $4.2 million reversal of an accrued litigation settlement and preopening expenses related to the opening of the Isle-Black Hawk in December 1998 totaling $3.3 million.

  The fourth quarter of fiscal 1999 includes an extraordinary after-tax charge of $36.3 related to the refinancing of the Company's 12 1/2% Senior Secured Notes and other debt on April 23, 1999.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

ITEM 10. "Directors and Executive Officers of the Registrant,"

ITEM 11. "Executive Compensation,"

ITEM 12. "Security Ownership of Certain Beneficial Owners and Management" and

ITEM 13. "Certain Relationships and Related Transactions" have been omitted from this report and are incorporated by reference to Isle of Capri's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) Documents Filed as Part of this Report.

    1. Financial Statements.

      The following financial statements and report of independent auditors are included on pages 41 to 68 of this Form 10-K:

      Isle of Capri Casinos, Inc.

      Report of Independent Auditors

      Consolidated Balance Sheets--April 25, 1999 and April 26, 1998

      Consolidated Statements of Operations--Years ended April 25, 1999,
       April 26, 1998 and April 27, 1997

      Consolidated Statements of Stockholders' Equity--Years ended April
       25, 1999, April 26, 1998 and April 27, 1997

      Consolidated Statements of Cash Flows--Years ended April 25, 1999,
       April 26, 1998 and April 27, 1997

      Notes to Consolidated Financial Statements

    2. Financial Statements Schedules.

      None required or applicable.

    3. Exhibits.

      A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K. Isle of Capri filed a Current Report on Form 8-K on March 15, 1999 containing the press release announcing the commencement of Isle of Capri's tender offer and consent solicitation for its outstanding
12 1/2% Senior Subordinated Notes due 2003.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Isle of Capri Casinos, Inc.,

Dated: June 30, 1999                      By:     /s/ Bernard Goldstein
                                             ----------------------------------
                                                     Bernard Goldstein
                                               Chairman of the Board, Chief
                                              Executive Officer, and Director

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                      Title                   Date
              ---------                      -----                   ----

      /s/ Bernard Goldstein          Chairman of the           June 30, 1999
-----------------------------------   Board, Chief
         Bernard Goldstein            Executive Officer
                                      and Director
                                      (Principal
                                      Executive Officer)

      /s/ John M. Gallaway           President, Chief          June 30, 1999
-----------------------------------   Operating Officer
         John M. Gallaway             and Director

     /s/ Rexford A. Yeisley          Chief Financial           June 30, 1999
-----------------------------------   Officer (Principal
        Rexford A. Yeisley            Financial and
                                      Accounting Officer)

      /s/ Allan B. Solomon           Executive Vice            June 30, 1999
-----------------------------------   President,
         Allan B. Solomon             Secretary, General
                                      Counsel and Director

       /s/ Emauel Crystal            Director                  June 30, 1999
-----------------------------------
          Emauel Crystal

     /s/ Robert S. Goldstein         Director                  June 30, 1999
-----------------------------------
        Robert S. Goldstein

       /s/ Alan J. Glazer            Director                  June 30, 1999
-----------------------------------
          Alan J. Glazer

      /s/ W. Randolph Baker          Director                  June 30, 1999
-----------------------------------
          Randolph Baker

                               INDEX TO EXHIBITS

 Exhibit
 Number  Exhibit
 ------- -------
   3.1   Certificate of Incorporation of Casino America, Inc., as amended.(5)

   3.1A  Amendment to the Company's Certificate of Incorporation dated
         September 28, 1998.

   3.2   Bylaws of Casino America, Inc., as amended.(5)

   3.2A  Amendments to Bylaws of Casino America, Inc. dated as of February 7,
         1997.(14)

   4.1   Specimen Certificate of Common Stock.(2)

   4.3A  Specimen Warrant Agreement with respect to warrants to purchase
         900,000 shares of Isle of Capri Casinos, Inc. Common Stock.(3)

   4.3B  Form of Warrant Agreement with respect to warrants to purchase 500,000 shares of Isle of Capri Casinos, Inc. Common Stock.(13)

   4.4A Warrant, dated June 9, 1995, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Isle of Capri Casinos, Inc.(7)

   4.4B Warrant, dated May 3, 1996, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Isle of Capri Casinos, Inc.(8)

   4.5   Indenture dated November 1, 1993 between Casino America, Inc. and
         Shawmut Bank Connecticut, National Association, as Trustee.(4)

   4.5A  First Supplemental Indenture dated as of April 29, 1994 between Casino
         America, Inc. and Shawmut Bank Connecticut, National Association, as
         Trustee.(4)

   4.5B  Second Supplemental Indenture dated as of March 8, 1995 between Casino
         America, Inc. and Shawmut Bank Connecticut, National Association, as
         Trustee.(7)

   4.5C  Third Supplemental Indenture dated as of May 3, 1996 between Casino
         America, Inc. and Fleet National Bank, as Trustee.(8)

   4.5D  Fourth Supplemental Indenture, dated as of July 26, 1996 between
         Casino America, Inc. and Fleet National Bank, as Trustee.(8)

   4.6A  Indenture dated as of August 1, 1996 between Casino America, Inc. and
         Fleet National Bank, as Trustee.(8)

   4.6B First Supplemental Indenture, dated as of April 21, 1999, between Isle of Capri Casinos, Inc. and Fleet National Bank, as trustee.

   4.7 Isle of Capri Casinos, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments defining the rights of holders of long-term debt where the total amount of securities authorized thereunder does not exceed 10% of Isle of Capri
         Casinos, Inc.'s total consolidated assets.

   4.8   Rights Agreement dated as of February 7, 1997 between Casino America,
         Inc. and Norwest Bank Minnesota, N.A., as Rights Agent.(13)

   4.9 Indenture, dated as of April 23, 1999, among the Company, the Subsidiary Guarantors named therein and State Street Bank and Trust
         Company, as trustee.

   4.10 Registration Rights Agreement, dated as of April 23, 1999, among Isle of Capri Casinos, Inc., the Subsidiary Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wasserstein
         Perella Securities, Inc., for themselves and on behalf of the other initial purchasers.

  10.1 Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of
         Mississippi.(2)

 Exhibit
 Number  Exhibit
 ------- -------
  10.2   Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet
         Development Corporation.(2)

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

  10.6   Agreement for Sale and Purchase by and between Casino America, Inc.
         and Pompano Park Associates, Limited Partnership, dated as of November
         8, 1994.(7)

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

 Exhibit
 Number  Exhibit
 ------- -------
  10.15A Deed of Trust, Leasehold Deed of Trust, Assignment of Rents, Fixture
         Filing, Security Agreement and Financing Statement, dated as of
         November 15, 1993, in a Principal Amount of $105,000,000 by Riverboat
         Corporation of Mississippi to J. Morton Matrick, as trustee for the benefit of Shawmut Bank Connecticut, National Association, as
         Indenture Trustee.(4)

  10.16  Security Agreement, dated November 16, 1993, from Casino America, Inc.
         and The Collateral Grantors Party thereto to Shawmut Bank Connecticut,
         National Association, as Trustee.(4)

  10.17  First Preferred Fleet Mortgage, dated November 15, 1993, by Riverboat
         Corporation of Mississippi to Shawmut Bank Connecticut, National
         Association, as Trustee.(4)

  10.18  Security Agreement Supplement No. 2, dated January 4, 1994, between
         Casino America, Inc. and Shawmut Bank Connecticut, National
         Association, as Trustee.(4)

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

  10.26  Security Agreement--Pledge dated as of June 9, 1995, between Louisiana
         Riverboat Gaming Partnership and Crown Casino Corporation.(7)

  10.27  Shareholders Agreement, dated as of June 9, 1995 by and between Crown
         Casino Corporation and Louisiana Riverboat Gaming Partnership.(7)

  10.28 Amended and Restated Lease between Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant, of certain land in Calcasieu Parish, Louisiana, dated April 19, 1999.

  10.29  Bareboat Charter Party Agreement dated as of March 20, 1995, between
         Riverboat Chartering Company, L.C., and Riverboat Corporation of
         Mississippi.(7)

  10.30  Purchase Option Agreement, dated as of March 20, 1995, between
         Riverboat Chartering Company, L.C. and Riverboat Corporation of
         Mississippi.(7)

 Exhibit
 Number  Exhibit
 ------- -------
  10.31  Guaranty Agreement, dated as of March 20, 1995, between Riverboat
         Chartering Company, L.C. and Riverboat Corporation of Mississippi.(7)

  10.32  Development Agreement between St. Charles Gaming Company, Inc. and
         Calcasieu Parish Police Jury dated June 5, 1995.(7)

  10.33  Note Purchase Agreement, dated as of July 20, 1995, by and among
         Louisiana Riverboat Gaming Partnership, St. Charles Gaming Company,
         Inc., Nomura Holding America Inc. and First National Bank of
         Commerce.(7)

  10.34  Lease between Pompano Park Associates, Inc., as Lessor, and Casino
         America, Inc., as Lessee, dated as of July 1, 1995.(7)

  10.35  Ground Lease with Option to Purchase, dated February 9, 1995, between
         Iron Dukes, Inc. and Isle of Capri Casino Colorado, Inc.(7)

  10.36  Promissory Note dated June 29, 1995 by and between PPI, Inc. and
         Capital Bank.(9)

  10.37  Florida Real Estate Mortgage, Assignment of Rents, and Security
         Agreement dated June 29, 1995 by and between PPI, Inc. and Capital
         Bank.(9)

 *10.38  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and John M. Gallaway.

 *10.39  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and Allan B. Solomon.

 *10.40  Employment Agreement dated January 6, 1999 by and between Isle of
         Capri Casinos, Inc. and Rexford A. Yeisley.

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

  10.43  Form of Stock Purchase Agreement dated January 19, 1996 by and among
         Casino America, Inc. and Crown Casino Corporation, without exhibits.(10)

  10.44  Purchase Agreement, dated July 2, 1996, by and between CSNO, Inc.,
         LRGP Holdings, Inc. and Louisiana River Site Development, Inc.(12)

  10.45  Escrow Agreement, dated July 2, 1996, by and among LRGP Holdings,
         Inc., Casino America, Inc., Louisiana River Site Development, Inc.,
         Louisiana Downs, Inc. and Boult, Cummings, Conners & Berry, PLC.(12)

 *10.46  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and Edward Reese.

 *10.47  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and Robert Boone.

 *10.48  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and James Guay.

 *10.49  Employment Agreement dated January 6, 1999 by and between Isle of
         Capri Casinos, Inc. and Timothy M. Hinkley.

  10.50  Management Agreement dated April 28, 1997 between Casino America, Inc.
         and Riverboat Corporation of Mississippi.(14)


 Exhibit
 Number  Exhibit
 ------- -------
  10.51  Management Agreement dated as of April 28, 1997 between Casino
         America, Inc. and Riverboat Corporation of Mississippi--Vicksburg.(14)

  10.52  Management Agreement dated April 25, 1997 between Casino America, Inc.
         and ICB, L.L.C.(15)

  10.53  Operating Agreement of ICB, L.L.C. dated as of April 25, 1997 between
         Casino America of Colorado, Inc. and Blackhawk Gold, Ltd.(14)

  10.54  Amended Casino America, Inc. 1992 Stock Option Plan.(11)

  10.55  Amended Casino America, Inc. l993 Stock Option Plan.(11)

  10.56  Management Agreement dated July 29, 1997 between Casino America, Inc.
         and Isle of Capri Black Hawk, L.L.C.(16)

  10.57  Joint Venture Agreement of Capri Cruises between Commodore Cruises
         Limited and Isle of Capri Casino Corporation.(19)

 *10.58  Amended Casino America, Inc. 1993 Stock Option Plan.(15)

 *10.59  Amended Casino America, Inc. 1993 Stock Option Plan.(17)

  10.60  Lease by and among R. M. Leatherman, Jr., et al. and Isle of Capri -
         Tunica, Inc. dated March 1, 1999.(18)

  10.61 Asset Purchase Agreement by and between Tunica Partners, LP and Isle of Capri Casino--Tunica, Inc. and Isle of Capri Casinos, Inc. dated
         October 7, 1998.(18)

  10.62  Amendment No. 1 to Asset Purchase Agreement dated December 7,
         1998.(18)

  10.63  Amendment No. 2 to Asset Purchase Agreement dated February 24,
         1999.(18)

 *10.64  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and Bernard Goldstein.

 *10.65  Employment Agreement dated January 25, 1999 between Isle of Capri
         Casinos, Inc. and Gregory D. Guida.

 *10.66  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and William C. Kilduff, Jr.

 *10.67  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and Roger Deaton.

 *10.68  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and Mark Fulton.

 *10.69  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and Mike Howard.

 *10.70  Employment Agreement dated January 6, 1999 between Isle of Capri
         Casinos, Inc. and Robert S. Fiore.

 *10.71  Employment Agreement dated March 1, 1999 between Isle of Capri
         Casinos, Inc. and Robert Griffin.

  10.72  Credit Agreement, dated as of April 23, 1999, among Isle of Capri
         Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Bank One of Louisiana, N.A., as syndication agent and Wells Fargo Bank, N.A., as documentation agent.

  10.73  Purchase Agreement, dated as of April 20, 1999, among Isle of Capri
         Casinos, Inc., the Subsidiary Guarantors named therein and Merrill
         Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated and
         Wasserstein Perella Securities, Inc., for themselves and as representatives of the other initial purchasers.

  21     Subsidiaries of Isle of Capri Casinos, Inc.

  23.1   Consent of Ernst & Young LLP.

  27     Financial Data Schedule.

--------
(1) Filed as an exhibit to Casino America, Inc.'s Current Report on Form 8-K filed June 17, 1992 (File No. 0-20538), and incorporated into the Casino America, Inc.'s Form 10-K for the year ended April 27, 1997, by reference.
(2) Filed as an exhibit to the Casino America, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1992 (File No. 0-20538), and incorporated into the Casino America, Inc.'s Form 10-K for the year ended April 27, 1997, by reference.
(3) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538), and incorporated into Casino America, Inc.'s Form 10-K for the year ended April 27, 1997, by reference.
(4) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1994 (File No. 0-20538), and incorporated into Casino America, Inc.'s Form 10-K for the year ended April 27, 1997, by reference.
(5) Filed as an exhibit to Casino America, Inc.'s Registration Statement on Form S-1 filed September 3, 1993, as amended (File No. 33-68434), and incorporated into Casino America, Inc.'s Form 10-K for the year ended April 27, 1997, by reference.
(6) Filed as an exhibit to Casino America, Inc.'s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918), and incorporated into Casino America, Inc.'s Form 10-K for the year ended April 27, 1997, by reference.
(7) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1995 (File No. 0-20538), and incorporated into Casino America, Inc.'s Form 10-K for the year ended April 26, 1998, by reference.
(8) Filed as an exhibit to Casino America, Inc.'s Registration Statement on Form S-3 filed on March 21, 1996 (No. 333-02610), and incorporated into Casino America, Inc.'s Form 10-K for the year ended April 27, 1997, by reference.
(9) Filed as an exhibit to Casino America, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1995, and incorporated into Casino America, Inc.'s Form 10-K for the fiscal year ended April 27, 1997, by reference.
(10) Filed as an exhibit to Casino America, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1996, and incorporated into Casino America, Inc.'s Form 10-K for the fiscal year ended April 27,
     1997, by reference.
(11) Filed as an exhibit to Casino America, Inc.'s Proxy Statement for the fiscal year ended April 30, 1996, by reference.
(12) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1996, by reference.
(13) Filed as an exhibit to Casino America, Inc.'s Current Report on Form 8-K filed on February 24, 1997, and incorporated into the Company's Form 10-K for the fiscal year ended April 27, 1997, by reference.
(14) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 27, 1997, by reference.
(15) Filed as an exhibit to Casino America, Inc.'s Proxy Statement for the fiscal year ended April 27, 1997, by reference.
(16) Filed as an exhibit to the Isle of Capri Black Hawk L.L.C./Isle of Capri Black Hawk Capital Corp. Registration Statement on Form S-4 (registration number 333-38093), and incorporated into Casino America, Inc.'s Form 10-K for the year ended April 26, 1998, by reference.
(17) Filed as an Exhibit to the Casino America, Inc.'s Proxy Statement for the fiscal year ended April 26, 1998, by reference.
(18) Filed as an Exhibit to the Isle of Capri Casinos, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999, by reference.
(19) Filed as an Exhibit to Casino America, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 26, 1998, by reference.
*  Management contract or compensatory plan.