Form 10-Q
period 1999-07-25
ISLE OF CAPRI CASINOS INC
filed 1999-09-08
CIK 863015

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 25, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

                        Commission File Number 0-20538
                                               -------

                          ISLE OF CAPRI CASINOS, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                    41-1659606
   ---------------------------------                 ----------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                 Identification Number)

711 Dr. Martin Luther King Jr. Blvd., Biloxi, Mississippi         39530
----------------------------------------------------------     ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (228) 436-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No ____
                                        ----

As of September 1, 1999, the Company had a total of 23,643,475 shares of Common Stock outstanding.

                          ISLE OF CAPRI CASINOS, INC.
                                   FORM 10-Q
                                     INDEX



                                                                                PAGE
                                                                                ----
PART I  FINANCIAL INFORMATION
------

  ITEM 1.  FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS, JULY 25, 1999 (UNAUDITED)
           AND APRIL 25, 1999..................................................   1

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           MONTHS ENDED JULY 25, 1999 AND JULY 26, 1998 (UNAUDITED)............   2

           CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
           (UNAUDITED).........................................................   3

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
           MONTHS JULY 25, 1999 AND JULY 26, 1998 (UNAUDITED)..................   4

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
           STATEMENTS..........................................................   6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................  15

PART II    OTHER INFORMATION
-------

  ITEM 1.  LEGAL PROCEEDINGS...................................................  20

  ITEM 2.  CHANGES IN SECURITIES...............................................  21

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................  21

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  21

  ITEM 5.  OTHER INFORMATION...................................................  21

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................  21

SIGNATURES.....................................................................  22

EXHIBIT LIST...................................................................  23

                          ISLE OF CAPRI CASINOS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                        ASSETS                                            July 25,    April 25,
                                        ------
                                                                                            1999         1999
                                                                                        -----------  ----------
                                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents.............................................................    $ 97,673    $ 85,117
 Accounts receivable:
    Related parties....................................................................          50          41
    Other..............................................................................       4,623       5,894
 Income tax receivable.................................................................       7,012       7,509
 Deferred income taxes.................................................................       4,684       4,684
 Prepaid expenses and other assets.....................................................       6,324       5,771
                                                                                           --------    --------
      Total current assets.............................................................     120,366     109,016
Property and equipment--net............................................................     425,116     411,176
Other assets:
 Investment in and advances to joint ventures..........................................       1,957       1,851
 Property held for development or sale.................................................       3,782       5,532
 Licenses and other intangible assets, net of accumulated amortization of
    $9,687 and $8,960, respectively....................................................      62,681      63,408

 Goodwill, net of accumulated amortization of $9,196 and $8,644, respectively..........      52,225      52,818
 Berthing, concession, and leasehold rights, net of accumulated amortization of
    $2,227 and $2,149, respectively....................................................       4,041       4,119

 Deferred financing costs, net of accumulated amortization of $1,610 and
    $1,305, respectively...............................................................      18,920      19,398

 Restricted cash.......................................................................       3,936       5,480
 Prepaid deposits and other............................................................       3,630       3,686
                                                                                           --------    --------
      Total assets.....................................................................    $696,654    $676,484
                                                                                           ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
 Current maturities of long-term debt..................................................    $  7,393    $  5,883
 Accounts payable:
    Trade..............................................................................      16,505      20,102
    Related parties....................................................................           3          --
 Accrued liabilities:
    Interest...........................................................................      12,882       2,033
    Payroll and related................................................................      23,500      23,867
    Property and other taxes...........................................................      13,288      11,700
    Progressive jackpots and slot club awards..........................................       5,804       5,351
    Other..............................................................................      10,798       9,888
                                                                                           --------    --------
      Total current liabilities........................................................      90,173      78,824
Long-term debt, less current maturities................................................     523,646     526,873
Deferred income taxes..................................................................       9,672       4,689

Minority interest......................................................................       4,633       4,143
Stockholders' equity:
 Preferred stock, $.01 par value; 2,050,000 shares authorized; none issued.............          --          --
 Common stock, $.01 par value; 45,000,000 shares authorized; shares issued and
  outstanding: 23,583,362 and 23,568,562, respectively.................................         236         236

 Class B common stock, $.01 par value; 3,000,000 shares authorized; none
  issued...............................................................................         --           --

 Additional paid-in capital...........................................................      63,193       63,146
 Retained earnings (deficit)..........................................................       5,101       (1,427)
                                                                                           --------     --------
       Total stockholders' equity.....................................................       68,530      61,955
                                                                                           --------    --------

       Total liabilities and stockholders' equity.....................................     $696,654    $676,484
                                                                                           ========    ========

                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (In thousands, except per share data)

                                                                            Three Months Ended
                                                                   July 25, 1999         July 26, 1998
                                                                --------------------  --------------------
Revenue:
 Casino.......................................................       $      128,334        $      100,689
 Rooms........................................................                2,607                 3,089
  Pari-mutuel commissions and fees............................                4,733                 4,360
  Food, beverage, and other...................................                6,533                 5,941
                                                                     --------------         -------------
     Total revenue............................................              142,207               114,079
Operating expenses:
  Casino......................................................               22,956                18,247
 Rooms........................................................                1,117                 1,009
  Gaming taxes................................................               25,896                20,723
  Pari-mutuel.................................................                3,627                 3,323
  Food and beverage...........................................                4,078                 3,858
  Marine and facilities.......................................                8,963                 6,845
  Marketing and administrative................................               42,305                34,492
  Preopening expenses.........................................                3,420                    --
  Depreciation and amortization...............................                8,856                 8,657
                                                                     --------------         -------------
     Total operating expenses.................................              121,218                97,154
                                                                     --------------         -------------
Operating income..............................................               20,989                16,925
Interest expense..............................................              (12,110)              (12,617)
Interest income...............................................                  708                 1,009
Gain on disposal..............................................                3,106                    --
Minority interest.............................................                 (490)                  322
Equity in income (loss) of unconsolidated joint ventures......                   52                  (299)
                                                                     --------------         -------------
Income before income taxes....................................               12,255                 5,340
Income tax provision..........................................                5,727                 2,648
                                                                     --------------         -------------
Net income....................................................       $        6,528         $       2,692
                                                                     ==============         =============

Net income per common share - basic...........................       $         0.28         $        0.11
Net income per common share - assuming dilution...............       $         0.26         $        0.11

Weighted average basic shares.................................               23,583                23,569
Weighted average diluted shares...............................               24,661                23,680

                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                     (In thousands, except per share data)

                                                 Shares of                    Additional        Retained           Total
                                                  Common            Common      Paid-in         Earnings        Stockholders'
                                                  Stock             Stock       Capital         (Deficit)          Equity
                                                ----------        ---------    ----------   ------------------  -------------
Balance, April 25, 1999..................       23,568,562           $236       $63,146          $(1,427)          $61,955
           Exercise of Stock Options.....           14,800             --            47               --                47
           Net Income....................               --             --            --            6,528             6,528
                                                ----------           ----       -------          -------           -------
Balance, July 25, 1999...................       23,583,362           $236       $63,193          $ 5,101           $68,530
                                                ==========           ====       =======          =======           =======

                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                       July 25,           July 26,
                                                                                         1999               1998
                                                                                   -----------------  -----------------
Operating activities:
Net income.......................................................................          $  6,528           $  2,692
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization...............................................             8,856              8,657
     Deferred Income Taxes.......................................................             4,985                  -
     Amortization of bond discount and deferred financing costs..................               431                547
     (Gain) loss on disposal of assets...........................................            (3,111)                16
     Equity in loss of unconsolidated joint ventures.............................                52                299
     Minority interest...........................................................               490               (322)
     Changes in current assets and liabilities
         Accounts receivable.....................................................             1,239               (782)
         Income tax receivable...................................................               497              2,328
         Prepaid expenses and other assets.......................................              (488)               216
         Accounts payable and accrued expenses...................................             7,272             17,660
                                                                                           --------           --------
Net cash provided by operating activities........................................            26,751             31,311

Investing activities:
Purchase of property and equipment...............................................           (18,520)           (18,485)
Proceeds from disposals of property and equipment................................             4,543                 17
Investments in and advances to joint ventures....................................              (158)                 -
Decrease in restricted cash......................................................             1,544             11,627
Deposits and other...............................................................                61             (1,344)
                                                                                           --------           --------
Net cash used in investing activities............................................           (12,530)            (8,185)

Financing activities:
Principal payments on debt and cash paid to retire debt..........................            (1,713)            (3,214)
Proceeds from sale of stock and exercise of options..............................                48                  -
                                                                                           --------           --------
Net cash used in financing activities............................................            (1,665)            (3,214)
                                                                                           --------           --------

Net increase in cash and cash equivalents........................................            12,556             19,912
Cash and cash equivalents at beginning of period.................................            85,117             52,460
                                                                                           --------           --------
Cash and cash equivalents at end of period.......................................          $ 97,673           $ 72,372
                                                                                           ========           ========



                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                                            July 25,           July 26,
                                                                                             1999               1998
                                                                                       -----------------  ----------------
Supplemental disclosures of cash flow information:
Cash payments (receipts) for:
     Interest........................................................................            $1,641             $1,833
     Income taxes--net of refunds....................................................              (157)               587

Supplemental schedule of noncash investing and financing
  activities:
Notes payable and debt issued for:
     Property and equipment..........................................................                 -                560

Property and equipment funded through accounts payable...............................             2,564                  -



                See notes to consolidated financial statements.

                          ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Basis of Presentation

     Isle of Capri Casinos, Inc., (the "Company"), formerly known as Casino America, Inc., was incorporated as a Delaware corporation on February 14, 1990 and changed its name to Isle of Capri Casinos, Inc. on October 1, 1998. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations in Biloxi, Vicksburg and Tunica, Mississippi, in Bossier City and Lake Charles, Louisiana, and in Black Hawk, Colorado through its subsidiaries.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, for the three-month period ended July 25, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 25, 1999.

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

   Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        Three Months Ended
                                                                                    July 25,           July 26,
                                                                                      1999               1998
                                                                                -----------------  ----------------
                                                                               (In thousands, except per share data)
Numerator:
   Net income..................................................................           $ 6,528           $ 2,692
                                                                                          =======           =======
   Numerator for basic earnings per share - income available to common
    stockholders...............................................................           $ 6,528           $ 2,692

   Effect of dilutive securities...............................................                 -                 -
                                                                                          -------           -------
   Numerator for diluted earnings per share -
    Income available to common stockholders after assumed conversions                     $ 6,528           $ 2,692
                                                                                          =======           =======

Denominator:
   Denominator for basic earnings per share - weighted - average shares                    23,583            23,569
   Effect of dilutive securities
     Employee stock options....................................................             1,077               112
     Warrants..................................................................                 -                 -
                                                                                          -------           -------
   Dilutive potential common shares............................................             1,077               112
                                                                                          -------           -------
   Denominator for diluted earnings per share - adjusted weighted - average
     shares and assumed conversions............................................            24,661            23,680
                                                                                          =======           =======

   Basic earnings per share....................................................           $  0.28           $  0.11
                                                                                          =======           =======

   Diluted earnings per share..................................................           $  0.26           $  0.11
                                                                                          =======           =======

                          ISLE OF CAPRI CASINOS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:


                                                         Years
                                                         -----
       Slot Machines...............................        3
       Furniture, fixtures, and equipment..........       5-10
       Leasehold improvements......................      10-31
       Riverboats and floating pavilions...........        25
       Buildings and improvements..................       39.5


     Effective April 26, 1999, Isle of Capri increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of these assets. Isle of Capri also reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. These two changes reduced the net income by $251,000 and the earnings per share by $0.01 for the quarter ended July 25, 1999. Excluding the changes in useful lives, net income and earnings per diluted share would have been $6,779,000 and $0.27, respectively.

3. Other Assets

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

     Restricted cash - represents cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by ICBH (the "First Mortgage Notes") held in trust by IBJ Whitehall Bank and Trust Company in New York, as trustee for ICBH, a majority-owned subsidiary of the Company. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve) with usage restricted by an indenture between ICBH and the trustee, dated August 20, 1997 governing the First Mortgage Notes (the "Indenture"). The amount remaining in the Construction Disbursement Account as of July 25, 1999 equaled approximately $.6 million. In addition, the Company has other restricted cash totaling $3.3 million related to various operating deposits.

4. Isle of Capri Black Hawk, L.L.C.

     On April 25, 1997, a wholly-owned subsidiary of the Company, Casino America of Colorado, formed ICBH, a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold and Casino, Inc. The primary purpose of ICBH is to develop a casino entertainment complex in Black Hawk, Colorado (the "Isle-Black Hawk"), which opened on December 30, 1998. ICBH has begun to construct a hotel containing approximately 235 rooms at the site of the Isle-Black Hawk. The Company has a majority ownership interest in ICBH. As a consolidated subsidiary of the Company, the operating results of ICBH are reflected in the consolidated results of the Company. Prior to December 30, 1999, ICBH was a development stage company.

5. Capri Cruises L.L.C.

     On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. Cruise operations began in early June 1998. As of July 25, 1999, the Company had invested $3.0 million into this 50/50 unconsolidated joint venture, which is operating one cruise ship from the Port of New Orleans.

6. Acquisitions

     Isle of Capri - Tunica
     ----------------------

     In March 1999, the Company acquired the original Harrah's casino facility located in Tunica County, Mississippi for $9.5 million.

                          ISLE OF CAPRI CASINOS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company invested an additional $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. The Company opened the Isle-Tunica on July 26, 1999 with approximately 875 slot machines, 15 table games and its two trademark restaurants. The Company also plans to invest approximately $40.0 million more to construct an on-site hotel with up to 250 rooms and two live entertainment theaters with combined seating for 2,000 people. Construction of the hotel is currently underway and construction of the theaters is scheduled to begin before the end of 1999.

7. Long-Term Debt

                                                                                            July 25,           April 25,
     Long-term debt consists of the following:                                               1999                1999
                                                                                         -------------      --------------
                                                                                                  (In thousands)
     8 3/4% senior subordinated notes (described below)................................       $390,000            $390,000
     Variable rate Term Loan (7.82% at April 25, 1999), due in quarterly installments ranging from $833,333 to $4,166,667, not including
      interest, through April 2004.....................................................         49,167              50,000

     12 1/2% note payable, due in monthly installments of $125,000, including
      interest, beginning October 1997 through October 2005............................          6,368               6,527

     8% note payable, due in monthly installments of $66,667, including interest,
        through July 2002..............................................................          2,075               2,283
     8% note payable, due in monthly installments of $11,365, including interest,
        through December 2015..........................................................          1,241               1,250
     11% note payable, issued by Isle of Capri Black Hawk, L.L.C., due in monthly installments of $73,692, including interest, through October
         2000; non-recourse to Isle of Capri Casinos, Inc..............................          1,341               1,522

     13% First Mortgage Notes, issued by Isle of Capri Black Hawk, L.L.C., due
      August 2004; non-recourse to Isle of Capri Casinos, Inc..........................         75,000              75,000

     Other.............................................................................          5,847               6,174
                                                                                              --------            --------
                                                                                               531,039             532,756
     Less: current maturities..........................................................          7,393               5,883
                                                                                              --------            --------
     Long-term debt....................................................................       $523,646            $526,873
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

                    Year                              Percentage
                    ----                              ----------
                    2004.............................. 104.375%
                    2005.............................. 102.917%
                    2006.............................. 101.458%
                    2007 and thereafter............... 100.000%

     The Company issued the Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, restricts the Company's ability and the ability of its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, or pay dividends on or repurchase our stock or our restricted subsidiaries' stock. The Company is also restricted in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

     A substantial part of the proceeds from the Senior Subordinated Notes were used to prepay long-term debt, including all of the $315,000,000 of 12 1/2% Senior Secured Notes due 2003. The proceeds were also used to pay prepayment premiums, accrued interest and other transaction fees and costs.

                          ISLE OF CAPRI CASINOS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Simultaneously with the issuance of the Senior Subordinated Notes, the Company entered into a new $175.0 million five-year Senior Credit Facility (the "Senior Credit Facility") comprised of a $50.0 million term loan and a $125.0 million revolver, which had no draws against it as of July 25, 1999. The new Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., Isle of Capri Black Hawk, LLC ("ICBH")and their subsidiaries. The Company used the initial borrowings under the Senior Credit Facility to repay certain existing debt and for working capital and for other general corporate purposes. The Company plans to use future borrowings under the Senior Credit Facility primarily for expansion of its existing casino facilities and the development of new casino facilities.

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

                     Year                          Percentage
                     ----                          ----------
                     2001.........................  106.500%
                     2002.........................  103.200%
                     2003 and thereafter..........  100.000%

     Beginning with the first operating year after the Isle-Black Hawk begins gaming operations, ICBH will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the ICBH First Mortgage Notes that may be purchased with 50% of the Isle-Black Hawk's excess cash flow, as defined.

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. This amount was fully accrued as of August 31, 1999. The amount of contingent interest expense recorded for the quarter ended
July 25, 1999 was $218,000.

     The Company has $4.5 million available in bank lines of credit other than the Senior Credit Facility. As of July 25, 1999, the Company had no outstanding balances under these lines of credit.

     ICBH obtained a letter of credit as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reasons ICBH fails to complete the hotel project. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by the Company and the balance is secured by the Company's open line of credit with the bank.

     Substantially all of the Company's assets are pledged as collateral for long-term debt under the Senior Credit Facility. At July 25, 1999, the Company was in compliance with all debt covenants.

8. Contingencies

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

                          ISLE OF CAPRI CASINOS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

9. Preopening Expenses

     Preopening expenses of $3.4 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Tunica on July 26, 1999.

10. Subsequent Event

     On July 26, 1999 the Company commenced operations of the Isle of Capri casino in Tunica Mississippi and is currently continuing the development of this project through the construction of a hotel with up to 250 rooms and two live entertainment theaters.

     During August 1999, the Company submitted a license application to the Missouri Gaming Commission for the operation of a new casino development south of St. Louis, Missouri. If successful in obtaining this license, it intends to request the necessary approvals and to prepare design plans as soon as possible.

                          ISLE OF CAPRI CASINOS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


11. Consolidating Condensed Financial Information

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million 8 3/4% Senior Subordinated Notes due 2009. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of and for the three months ended July 25, 1999 and July 26, 1998 and balance sheet as of April 25, 1999.


                          ISLE OF CAPRI CASINOS, INC.
 CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY FINANCIAL
                                  INFORMATION
AS OF JULY 25, 1999 AND APRIL 25, 1999 AND FOR THE THREE MONTHS ENDED JULY 25,
                      1999 AND JULY 26, 1998 (UNAUDITED)
                                (In Thousands)


                                                                                 (b)
                                        Isle of Capri           (a)          Non-Wholly
                                        Casinos, Inc.          Wholly           Owned         Consolidating
                                          Guarantor            Owned            Non-               and          Isle of Capri
                                           (Parent           Guarantor        Guarantor        Eliminating      Casinos, Inc.
                                           Obligor)         Subsidiaries    Subsidiaries         Entries         Consolidated
                                     --------------------  --------------  ---------------  -----------------  ----------------
As of July 25, 1999
Balance Sheet
-------------
Current assets                              $ 48,377         $ 55,401         $ 16,588          $       -           $120,366
Intercompany receivables                     216,646          177,517               18           (394,181)                 -
Investments in subsidiaries                  233,255                -                -           (231,298)             1,957
Property and equipment, net                    6,025          337,326           81,765                  -            425,116
Other assets                                  37,073          107,606            4,536                  -            149,215
                                            --------         --------         --------          ---------           --------
Total Assets                                $541,376         $677,850         $102,907          $(625,479)          $696,654
                                            ========         ========         ========          =========           ========

Current liabilities                         $ 19,835         $ 57,540         $ 12,798          $       -           $ 90,173
Intercompany payables                         24,589          363,977            5,615           (394,181)                 -
Long-term debt, less current
     maturities                              440,058            8,022           75,566                  -            523,646

Deferred income taxes                        (11,638)          21,310                -                  -              9,672
Minority interest                                  -                -                -              4,633              4,633
Stockholders' equity                          68,532          227,001            8,928           (235,931)            68,530
                                            --------         --------         --------          ---------           --------
Total Liabilities and
     Stockholders' Equity                   $541,376         $677,850         $102,907          $(625,479)          $696,654
                                            ========         ========         ========          =========           ========

                          ISLE OF CAPRI CASINOS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


                                                                                (b)
                                            Isle of Capri        (a)        Non-Wholly
                                            Casinos, Inc.      Wholly          Owned        Consolidating
                                              Guarantor         Owned          Non-              and         Isle of Capri
                                               (Parent        Guarantor      Guarantor       Eliminating     Casinos, Inc.
                                               Obligor)     Subsidiaries   Subsidiaries        Entries        Consolidated
                                            -------------   ------------   ------------     -------------    --------------
For the three months ended July 25, 1999
Statement of Operations
-----------------------
Revenue:
     Casino                                     $     -       $109,300        $19,034          $       -        $128,334
     Rooms, food, beverage and
     other                                           69         12,609          1,195                  -          13,873
                                                -------       --------        -------          ---------        --------
Total revenue                                        69        121,909         20,229                  -         142,207

Operating expenses:
     Casino                                           -         20,169          2,787                  -          22,956
     Gaming taxes                                     -         22,085          3,811                  -          25,896
     Rooms, food, beverage and
     other                                        1,452         52,691          9,367                  -          63,510
     Depreciation and amortization                  230          8,118            508                  -           8,856
                                                -------       --------        -------          ---------        --------
Total operating expenses                          1,682        103,063         16,473                  -         121,218
                                                -------       --------        -------          ---------        --------

Operating income (loss)                          (1,613)        18,846          3,756                  -          20,989
Interest expense, net                              (211)        (8,576)        (2,615)                 -         (11,402)
Gain on disposal                                  3,106              -              -                  -           3,106
Minority interest                                     -              -              -               (490)           (490)
Equity in income (loss) of
     unconsolidated joint venture                10,974          7,932              -            (18,854)             52
                                                -------       --------        -------          ---------        --------
Income (loss) before income taxes and
     extraordinary item                          12,256         18,202          1,141            (19,344)         12,255
Income tax provision                              5,727              -              -                  -           5,727
                                                -------       --------        -------          ---------        --------
Net income (loss)                               $ 6,529       $ 18,202        $ 1,141          $ (19,344)       $  6,528
                                                =======       ========        =======          =========        ========

Statement of Cash Flows
-----------------------
Net cash provided by (used in)
     operating activities                       $10,516        $21,829        $ 5,280           $(10,874)       $ 26,751
Net cash provided by (used in)
     investing activities                        (6,902)       (16,035)          (467)            10,874         (12,530)
Net cash used in financing activities              (812)          (672)          (181)                 -          (1,665)
Net increase in cash and cash
     equivalents                                  2,802          5,122          4,632                  -          12,556
Cash and cash equivalents at
        beginning of the period                  35,826         38,374         10,917                  -          85,117
                                                -------       --------        -------          ---------        --------
Cash and cash equivalents at
        end of the period                       $38,628       $ 43,496        $15,549          $       -        $ 97,673
                                                =======       ========        =======          =========        ========

                          ISLE OF CAPRI CASINOS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


                                                                              (b)
                                          Isle of Capri        (a)         Non-Wholly
                                          Casinos, Inc.      Wholly           Owned      Consolidating
                                            Guarantor         Owned           Non-            and        Isle of Capri
                                             (Parent        Guarantor       Guarantor     Eliminating    Casinos, Inc.
                                             Obligor)     Subsidiaries    Subsidiaries      Entries       Consolidated
                                             --------     ------------    ------------      ----------     ------------
As of April 25, 1999
Balance Sheet
-------------
Current assets                                $  36,599      $  60,679        $11,738       $       -       $ 109,016
Intercompany receivables                        220,578        159,361              -        (379,939)              -
Investments in subsidiaries                     233,541              -              -        (231,690)          1,851
Property and equipment, net                       6,605        324,194         80,377               -         411,176
Other assets                                     44,377        103,916          6,148               -         154,441
                                               --------       --------        -------       ---------        ---------
Total Assets                                   $541,700      $ 648,150        $98,263       $(611,629)      $ 676,484
                                               ========       ========        =======       =========        =========

Current liabilities                           $  13,395      $  56,074        $ 9,419       $     (64)      $  78,824
Intercompany payables                            24,593        349,994          5,289        (379,876)              -
Long-term debt, less current
   maturities                                   441,757          9,348         75,768               -         526,873

Deferred income taxes                                 -          4,689              -               -           4,689
Minority interest                                     -              -              -           4,143           4,143
Stockholders' equity                             61,955        228,045          7,787        (235,832)         61,955
                                               --------      ---------        -------       ---------       ---------
Total Liabilities and
   Stockholders' Equity                       $ 541,700      $ 648,150        $98,263       $(611,629)      $ 676,484
                                              =========      =========        =======       =========       =========

For the three months ended July 26, 1998
Statement of Operations
-----------------------
Revenue:
    Casino                                    $       -      $ 100,689        $     -       $       -       $ 100,689
    Rooms, food, beverage and other                  58         13,404              -             (72)         13,390
                                              ---------      ---------        -------       ---------       ---------
Total revenue                                        58        114,093              -             (72)        114,079

Operating expenses:
    Casino                                            -         18,247              -               -          18,247
    Gaming taxes                                      -         20,723              -               -          20,723
    Rooms, food, beverage and other               1,781         47,818              -             (72)         49,527
    Depreciation and amortization                   787          7,870              -               -           8,657
                                              ---------      ---------        -------       ---------       ---------
Total operating expenses                          2,568         94,658              -             (72)         97,154
                                              ---------      ---------        -------       ---------       ---------

Operating income (loss)                          (2,510)        19,435              -               -          16,925
Interest expense, net                            (1,657)        (9,147)          (804)              -         (11,608)
Minority interest                                     -              -              -             322             322
Equity in income (loss) of
     unconsolidated joint venture                 9,504          7,680              -         (17,483)           (299)
                                              ---------      ---------        -------       ---------       ---------
Income (loss) before income taxes and
 extraordinary item                               5,337         17,968           (804)        (17,161)          5,340

Income tax provision                              2,648              -              -               -           2,648
                                              ---------      ---------        -------       ---------       ---------
Net income (loss)                             $   2,689      $  17,968        $  (804)      $ (17,161)      $   2,692
                                              =========      =========        =======       =========       =========

                          ISLE OF CAPRI CASINOS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                             (b)
                                          Isle of Capri       (a)         Non-Wholly
                                          Casinos, Inc.      Wholly         Owned       Consolidating
                                            Guarantor        Owned           Non-            and        Isle of Capri
                                             (Parent       Guarantor      Guarantor      Eliminating    Casinos, Inc.
                                            Obligor)      Subsidiaries   Subsidiaries      Entries      Consolidated
                                            --------      ------------   ------------      -------      ------------
For the three months ended July 26, 1998
Statement of Cash Flows
-----------------------
Net cash provided by (used in)
    operating activities                       $ 20,529       $ 18,373       $   (66)      $  (7,525)      $ 31,311
Net cash provided by (used in)
    investing activities                        (11,597)        (4,183)          177           7,418         (8,185)
Net cash provided by (used in)
    financing activities                           (579)        (2,742)            -             107         (3,214)
                                               --------       --------       -------       ---------       --------
Net increase (decrease) in cash and
    cash  equivalents                             8,353         11,448           111               -         19,912


Cash and cash equivalents at
     beginning of the period                     20,020         31,893           547               -         52,460
                                               --------       --------       -------       ---------       --------
Cash and cash equivalents at

     end of the period                         $ 28,373       $ 43,341       $   658       $       -       $ 72,372
                                               ========       ========       =======       =========       ========

(a) Certain of the Company's wholly owned subsidiaries were guarantors on the 8 3/4% Senior Subordinated Notes, including the following: Riverboat Corporation of Mississippi, Riverboat Corporation of Mississippi Vicksburg, Louisiana Riverboat Gaming Partnership, St.Charles Gaming Company, Inc., Grand Palais Riverboat, Inc., and PPI, Inc.

(b) The following non-wholly owned subsidiaries were not guarantors on the 8 3/4% Senior Subordinated Notes: Isle of Capri Black Hawk, L.L.C. and Isle of Capri Capital Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes, the other financial information in this report.


     The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to develop a casino in Coahoma County (Isle-Coahoma) and to develop hotels or time-share facilities at the Isle-Biloxi, the Isle-Lake Charles, the Isle-Black Hawk, and the Isle-Tunica and the expansion of non-gaming amenities at all facilities, are forward-looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials or labor and unforeseen delays resulting from a failure to obtain necessary approvals.

General

     Isle of Capri's results of operations for the three fiscal months ended July 25, 1999 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg and the Isle-Black Hawk.

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

Results of Operations

Three Fiscal Months Ended July 25, 1999 Compared to Three Fiscal Months Ended July 26, 1998 -- Consolidated Company

     Total revenue for the quarter ended July 25, 1999 was $142.2 million, which included $128.3 million of casino revenue, $2.6 million of room revenue, $4.7 million of pari-mutuel commissions and $6.5 million of food, beverage and other revenue. This compares to total revenue for the previous quarter ended July 26, 1998 of $114.1 million, which included $100.7 million of casino revenue, $3.1 million of room revenue, $4.4 million of pari-mutuel commissions and $5.9 million of food, beverage and other revenue. Casino revenue increased primarily as a result of the commencement of operations at the Isle-Black Hawk on December 30, 1998, increased market share at the Isle-Lake Charles, and the effects of opening a 124-room hotel at the Isle-Vicksburg. Room revenue decreased slightly due to increased complimentary room nights given to the Company's more active data base customers. Food, beverage and other revenue have increased as a result of the opening of the Isle-Black Hawk and the new hotel rooms at the Isle-Vicksburg. Pari-mutuel commissions and fees have increased slightly compared to the prior year as a result of adverse weather conditions experienced in the previous year. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended July 25, 1999 totaled $23.0 million, or 17.9% of casino revenue, versus $18.2 million, or 18.1% of casino revenue, for the quarter ended July 26, 1998. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses as a percentage of casino revenue have decreased primarily as a result of continued refinement of Isle of Capri's payroll and operating cost control programs.

     Operating expenses for the quarter ended July 25, 1999 also included room expenses of $1.1 million from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi and the Isle-Vicksburg compared to $1.0 million for the quarter ended July 26, 1998. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased primarily as a result of the opening of the Isle-Vicksburg hotel in February 1999 and start up costs incurred in connection with the opening of the new 305 room deluxe Isle-Bossier City hotel in late June 1999.

     State and local gaming taxes paid in Louisiana, Mississippi and Colorado totaled $25.9 million for the quarter ended July 25, 1999, compared to $20.7 million for the quarter ended July 26, 1998, which is consistent with each state's gaming tax rate for the applicable fiscal years.

     Food, beverage and other expenses totaled $4.1 million for the quarter ended July 25, 1999, compared to $3.9 million for the quarter ended July 26, 1998. These expenses have increased as a result of the opening of the Isle-Black Hawk and were partially offset by Isle of Capri's payroll and inventory cost reduction efforts. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues decreased from 64.9% for the quarter ending July 26, 1998 to 62.4% for the quarter ended July 25, 1999. Food and beverage operating margins have improved as a result of continued payroll and inventory cost reduction efforts.

     Marine and facilities expenses totaled $9.0 million for the quarter ended July 25, 1999, versus $6.9 million for the quarter ended July 26, 1998. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the addition of the Isle-Black Hawk and the opening of new hotels at the Isle-Vicksburg and the Isle-Bossier City.

     Marketing and administrative expenses totaled $42.3 million, or 29.7% of total revenue, for the quarter ended July 25, 1999, versus $34.5 million, or 30.2% of total revenue, for the quarter ended July 26, 1998. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased due primarily to the opening of the Isle-Black Hawk, while these expenses as a percentage of total revenue remains level as a result of management's expense containment programs.

     Preopening expenses of $3.4 million for the quarter ended July 25, 1999 represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Tunica on July 26, 1999.

     Isle of Capri's results of operations for the quarter ended July 25, 1999 include a $3.1 million Gain on disposal related to the sale of an option to purchase 135 acres of land adjacent to the Pompano Park, Inc. facility .

     Depreciation and amortization expense was $8.9 million for the quarter ended July 25, 1999 and $8.7 million for the quarter ended July 26, 1998. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. These expenses include depreciation and amortization expense related to assets placed into service since the quarter ended July 26, 1998, including the Isle-Black Hawk and the new hotels at the Isle-Vicksburg and Isle-Bossier City. Effective April 26, 1999, the first day of fiscal year 2000, the Company changed the estimated useful lives used for depreciating its slot machines and land-based buildings, from five years to three years and from twenty-five years to thirty-nine and one-half years, respectively. The change in estimated useful lives was implemented to more accurately reflect actual expected useful lives of these assets based on recent historical data.

     Interest expense was $11.4 million for the quarter ended July 25, 1999, net of capitalized interest of $0.9 million and interest income of $0.7 million, versus $11.6. million for the year ended July 26, 1998, net of capitalized interest of $1.3 million and interest income of $1.0 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $2.3 million, net of capitalized interest of $0.2 million and interest income of $0.1 million related to Black Hawk LLC is included in the quarter ended July 25, 1999. This compares to interest expense of $0.8 million, net of capitalized interest of $0.4 million and interest income of $1.2 million, for the quarter ended July 26, 1998.

     Isle of Capri's effective tax rate was 46.7% for the quarter ended July 25, 1999 and 49.6% for the quarter ended July 26, 1998, which includes the effects of non-deductible goodwill amortization for income tax purposes.

Three Fiscal Months Ended July 25, 1999 Compared to Three Fiscal Months Ended July 26, 1998--By Casino Location

Isle-Lake Charles

     For the quarter ended July 25, 1999, the Isle-Lake Charles had total revenue of $44.7 million, of which $43.1 million was casino revenue, compared to total revenue of $39.5 million, of which $37.5 million was casino revenue, for the quarter ended July 26, 1998. Operating income for the quarter ended July 25, 1999 totaled $8.0 million, or 18.0% of total revenue, compared to operating income of $6.7 million, or 17.1% of total revenue, for the quarter ended July 26, 1998. The increase in revenue, operating income and operating income margin are related primarily to increased market share which has resulted partially from construction disruption at a nearby competitor and partially from the increased use of the Isle-Lake Charles' player database and entertainment center.


Isle-Bossier City

     For the quarter ended July 25, 1999, the Isle-Bossier City had total revenue of $32.8 million, of which $31.3 million was casino revenue, compared to total revenue of $31.8 million, of which $30.4 million was casino revenue, for the quarter ended July 26, 1998. The slight increase in revenue relates primarily to increased overall market revenues. Operating income for the quarter ended July 25, 1999 totaled $7.3 million, or 22.3% of total revenue, compared to $6.8 million, or 21.5% of total revenue, for the quarter ended July 26, 1998. The increase in operating income and operating income margin are a result of reduced marketing costs, more efficient management of payroll costs and a decrease in depreciation expense related to certain assets becoming fully depreciated.

Isle-Biloxi

     For the quarter ended July 25, 1999, the Isle-Biloxi had total revenue of $23.4 million, of which $20.2 million was casino revenue, compared to total revenue of $24.4 million, of which $20.2 million was casino revenue, for the quarter ended July 26, 1998. Total revenue decreased slightly compared to the prior year first quarter primarily due to increased competition from the opening of a new competitor and expansion of existing competitors in the Biloxi market. Operating income for the quarter ended July 25, 1999 totaled $5.0 million, or 21.3% of total revenue, compared to $4.8 million, or 19.6% of total revenue, for the quarter ended July 26, 1998. Increased operating income margin is due primarily to reductions in marketing costs and more efficient management of payroll costs.

Isle-Vicksburg

     For the quarter ended July 25, 1999, the Isle-Vicksburg had total revenue of $15.8 million, of which $14.7 million was casino revenue, compared to total revenue of $13.1 million, of which $12.5 million was casino revenue, for the quarter ended July 26, 1998. Casino revenues and total revenues increased due to the opening of a 124-room hotel at this facility in February 1999. Operating income for the quarter ended July 25, 1999 totaled $4.0 million, or 25.4% of total revenue, compared to $2.8 million, or 21.2% of total revenue, for the quarter ended July 26, 1998. The increase in operating income margin is due primarily to the opening of the Isle-Vicksburg's new hotel.

Isle-Black Hawk

     For the quarter ended July 25, 1999 the Isle-Black Hawk had total revenue of $20.2 million, of which $19.0 million was casino revenue. Operating income for the quarter totaled $4.6 million or 22.8% of total revenue. Isle-Black Hawk began operations on December 30, 1998 and thus has no comparable operating results for the quarter ending July 26, 1998.

Liquidity and Capital Resources

     At July 25, 1999, Isle of Capri had cash and cash equivalents of $97.7 million, compared to $85.1 million at April 25, 1999. The increase in cash is primarily a result of cash flow from operating activities. During the quarter ended July 25, 1999, Isle of Capri's operating activities provided $26.8 million of cash, compared to $31.3 million of cash provided by operating activities in the quarter ended July 26, 1998. The decrease in cash from operating activities was primarily due to smaller increases in accounts payable and accrued expenses.

     Isle of Capri invested $18.5 million in property and equipment in the quarter ended July 25, 1999, primarily for the development of the Isle-Tunica, the development of a 305-room deluxe hotel at the Isle-Bossier City, which was substantially complete as of the end of the quarter and the development of a 235-room hotel at the Isle-Black Hawk .

     Isle of Capri anticipates that a significant portion of its principal near-term capital requirements will relate to the expansion of the Isle-Tunica, the Isle-Lake Charles, the Isle-Black Hawk and the Isle-Biloxi, as well as the development of a new casino and hotel project in Coahoma County, Mississippi, (the "Isle-Coahoma"). Isle of Capri plans to invest an additional amount of approximately $40.0 million to construct an on-site hotel at the Isle-Tunica with up to 250 rooms and two live entertainment theaters with combined seating for 2,000 people. The site work necessary for the construction of the hotel and theaters began subsequent to the quarter end. Isle of Capri is currently in the process of accepting bids for the construction of an on-site 250-room deluxe hotel at the Isle-Lake Charles. This project is expected to begin construction during the fiscal quarter ended October 1999, with an estimated cost of approximately $33.0 million. Isle of Capri Black Hawk, LLC is currently constructing a hotel containing approximately 235 rooms at the Isle-Black Hawk for approximately $29.0 million.

Isle of Capri is assisting Isle of Capri Black Hawk, LLC with the financing of the development of this hotel and plans to loan $5.0 million with interest payable in cash and another $5.0 million with interest payable in kind (with additional notes). Additionally, Isle of Capri has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle of Capri Black Hawk, LLC operations to complete the hotel.

     Isle of Capri has applied for a license from the Mississippi Gaming Commission to operate a dockside casino in Coahoma County, Mississippi. Isle of Capri has received site and development approval from the Mississippi Gaming Commission and is in the process of seeking other approvals to develop the 138-acre property and build a casino and related lodging and entertainment facility, including its three trademark restaurants. Development costs for the Isle-Coahoma are expected to be approximately $60.0 million, including approximately $20.0 million related to the transfer of the current Isle-Biloxi casino barge. The actual cash expenditures for the Isle-Coahoma are expected to be approximately $40.0 million.

     Subject to amending the existing lease with the City of Biloxi, Isle of Capri plans to replace its existing casino at the Isle-Biloxi and construct an approximately 1,000-space parking garage and a podium containing entertainment and retail space. Isle of Capri estimates that the total cost of this expansion will be $62.0 million. The podium will be constructed to support either a time-share facility, which may be developed by a joint venture, or additional hotel rooms. Isle of Capri has not entered into, and cannot be sure that it will be able to enter into, an agreement for development of the time-share facility. The existing casino barge at the Isle-Biloxi is planned to be relocated to Coahoma County, Mississippi as part of the Isle-Coahoma.

     Isle of Capri has applied for a license from the Missouri Gaming Commission to operate a riverboat casino in St. Louis County, Missouri. If Isle of Capri is successful in obtaining this license, it intends to request the necessary approvals and prepare design plans as soon as possible.

     In June 1999, PPI, Inc. sold its option to purchase 135 acres of property, adjacent to its Pompano Park Harness Racing Track, for $16.3 million. The sale resulted in a Gain on Disposal of approximately $3.1 million.

     All of Isle of Capri's development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of its plans are preliminary, subject to continuing refinement or otherwise subject to change.

     Isle of Capri anticipates that capital improvements approximating $18.9 million will be made during fiscal 2000 (approximately $1.8 million of which have been made as of the end of the first quarter) to maintain its existing facilities and remain competitive in its markets. Isle of Capri expects that available cash and cash from future operations, as well as borrowings under its new Senior Credit Facility, will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle of Capri will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow Isle of Capri to remain competitive in its existing markets. In addition, the indenture governing the 8 3/4% Senior Subordinated Notes restricts, among other things, Isle of Capri's ability to borrow money, create liens, make restricted payments and sell assets.

     Isle of Capri's new senior credit facility limits, among other things, Isle of Capri's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, the new senior credit facility requires Isle of Capri to meet certain financial ratios and tests, including: a minimum consolidated net worth test, a maximum consolidated total leverage test, a maximum consolidated senior leverage test and a minimum consolidated fixed charge coverage test.

     Isle of Capri must repay all amounts borrowed under its new senior credit facility by July 23, 2004. Isle of Capri will be required to make quarterly principal payments on the $50.0 million term loan portion of its new senior credit facility beginning in July 1999. Such payments will initially be $0.8 million per quarter and will increase by $0.8 million per quarter in July of each year that the term loan is outstanding. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its new senior credit facility and interest payments of $17.1 million semi-annually on its 8 3/4% Senior Subordinated Notes.

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

Year 2000 Compliance

     Isle of Capri has completed the evaluation of its information technology infrastructure for Year 2000 issues. The evaluation process included a detailed inventory of all computer hardware and software systems, detailed vendor communication and the creation of a concise Year 2000 plan. Most of Isle of Capri's systems infrastructure is currently Year 2000 compliant. Isle of Capri has received assurances that it believes are reasonable from vendors of material products used by Isle of Capri that their products are Year 2000 compliant. Isle of Capri is changing to a casino player tracking and table system which is Year 2000 compliant. The total cost of this change is approximately $0.4 million. Isle of Capri has not incurred and does not intend to incur any material costs to modify its information technology infrastructure in order to be Year 2000 compliant. All software needed will be provided by the respective information technology vendor at no charge to Isle of Capri. Isle of Capri expects to have all software modifications in place by the end of September 1999.

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

                                    PART II
                                    -------

ITEM 1.    LEGAL PROCEEDINGS.

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

ITEM 2.    CHANGES IN SECURITIES

          None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.    OTHER INFORMATION

          None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Documents Filed as Part of this Report.
          --------------------------------------

          1.   Exhibits.
               --------

               A list of the exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

          2.   Reports on Form 8-K.
               -------------------

               During the quarter ended July 25, 1999, the Company filed the following reports on Form 8-K for the following dates:

               None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ISLE OF CAPRI CASINOS, INC.

Dated:  September 7, 1999           /s/ Rexford A. Yeisley
                                   ---------------------------------------------
                                   Rexford A. Yeisley, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number        Exhibit
 -------       -------
   27          Financial Data Schedule