Form 10-Q
period 1999-10-24
ISLE OF CAPRI CASINOS INC
filed 1999-12-07
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 24, 1999

                                       OR

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
        SECURITIES  EXCHANGE  ACT  OF  1934
 For the transition period from ______________________ to ______________________

                         Commission File Number 0-20538
                                                -------

                           ISLE OF CAPRI CASINOS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     41-1659606
                 --------                                     ----------
     (State  or  other  jurisdiction                     (I.R.S.  Employer
     of  incorporation  or  organization)              Identification  Number)

711  Dr.  Martin  Luther  King  Jr.  Blvd.,  Biloxi,  Mississippi      39530
-----------------------------------------------------------------      -----
(Address  of  principal  executive  offices)                        (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (228) 436-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             --

As of November 30, 1999, the Company had a total of 23,880,814 shares of Common Stock outstanding.

                                    ISLE OF CAPRI CASINOS, INC.
                                             FORM 10-Q
                                               INDEX


                                                                          PAGE
PART I   FINANCIAL INFORMATION
------

 ITEM 1.    FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS, OCTOBER 24, 1999
            (UNAUDITED) AND APRIL 25, 1999 . . . . . . . . . . . . . . . . . .1

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR
            THE THREE AND SIX MONTHS ENDED OCTOBER 24, 1999
            AND OCTOBER 25, 1998 (UNAUDITED) . . . . . . . . . . . . . . . . .2

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE SIX MONTHS ENDED OCTOBER 24, 1999
            (UNAUDITED). . . . . . . . . . . . . . . . . . . . . . . . . . . .3

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE SIX MONTHS ENDED OCTOBER 24, 1999 AND
            OCTOBER 25, 1998 (UNAUDITED) . . . . . . . . . . . . . . . . . . .4

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
            STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .16


PART II  OTHER INFORMATION
-------

 ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .23

 ITEM 2.    CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . .24

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .24

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

 ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .24

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

EXHIBIT LIST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27



                                         ISLE OF CAPRI CASINOS, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except per share data)


                           ASSETS                                                     October 24,    April 25,
                           ------
                                                                                         1999         1999
                                                                                     ------------  -----------
                                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     88,841  $   85,117
  Accounts receivable
    Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,641       5,935
  Income tax receivable.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           800       7,509
  Deferred income taxes.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,684       4,684
  Prepaid expenses and other assets.. . . . . . . . . . . . . . . . . . . . . . .         7,291       5,771
                                                                                   ------------  -----------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       106,257     109,016
Property and equipment - net. . . . . . . . . . . . . . . . . . . . . . . . . . .       437,924     411,176
Other assets:
  Investment in and advances to joint ventures. . . . . . . . . . . . . . . . . .         2,606       1,851
  Property held for development or sale.. . . . . . . . . . . . . . . . . . . . .         3,782       5,532
  Licenses and other intangible assets, net of accumulated amortization of
    $10,412 and $8,960, respectively. . . . . . . . . . . . . . . . . . . . . . .        61,956      63,408
  Goodwill, net of accumulated amortization of $9,331 and $8,144, respectively. .        51,631      52,818
  Berthing, concession, and leasehold rights, net of accumulated amortization of
    $2,306 and $2,149, respectively.. . . . . . . . . . . . . . . . . . . . . . .         3,963       4,119
  Deferred financing costs, net of accumulated amortization of $2,307 and
    $1,178, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,330      19,351
  Restricted cash.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,840       5,480
  Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . .         3,890       3,733
                                                                                   ------------  -----------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    694,179  $  676,484
                                                                                   ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .  $      7,988  $    5,883
  Accounts payable:
    Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,394      20,102
  Accrued liabilities:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,039       2,033
    Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,482      23,867
    Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .        15,578      11,700
    Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . . . .         6,324       5,351
    Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,682       9,888
                                                                                   ------------  -----------
      Total current liabilities.. . . . . . . . . . . . . . . . . . . . . . . . .        83,487      78,824
Long-term debt, less current maturities.. . . . . . . . . . . . . . . . . . . . .       520,023     526,873
Deferred income taxes.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,673       4,689

Minority interest.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,333       4,143
Stockholders' equity:
  Preferred stock, $.01 par value; 2,050,000 shares authorized; none issued.. . .             -           -
  Common stock, $.01 par value; 45,000,000 shares authorized; shares issued and
    outstanding: 23,705,025 and 23,568,562, respectively. . . . . . . . . . . . .           237         236
  Class B common stock, $.01 par value; 3,000,000 shares authorized; none
    issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .        63,693      63,146
  Retained earnings (deficit).. . . . . . . . . . . . . . . . . . . . . . . . . .        11,733      (1,427)
                                                                                   ------------  -----------
      Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .        75,663      61,955
                                                                                   ------------  -----------

      Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $    694,179  $  676,484
                                                                                   ============  ===========

                        See notes to consolidated financial statements.


                                                    ISLE OF CAPRI CASINOS, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                               (In thousands, except per share data)


                                                                       Three Months Ended                   Six Months Ended
                                                                October 24,          October 25,       October 24,    October 25,
                                                                    1999                 1998             1999           1998
                                                            --------------------  ------------------  -------------  -------------
Revenue
  Casino . . . . . . . . . . . . . . . . . . . . . . . . .  $           141,479   $          95,162   $    269,813   $    195,851
  Rooms. . . . . . . . . . . . . . . . . . . . . . . . . .                2,838               2,732          5,445          5,821
  Pari-mutuel commissions and fees . . . . . . . . . . . .                3,616               3,612          8,349          7,972
  Food, beverage and other . . . . . . . . . . . . . . . .                7,062               5,420         13,595         11,361
                                                            --------------------  ------------------  -------------  -------------
    Total Revenue. . . . . . . . . . . . . . . . . . . . .              154,995             106,926        297,202        221,005
Operating Expenses
  Casino . . . . . . . . . . . . . . . . . . . . . . . . .               27,248              17,945         50,204         36,192
  Rooms. . . . . . . . . . . . . . . . . . . . . . . . . .                1,331                 986          2,448          1,995
  Gaming taxes . . . . . . . . . . . . . . . . . . . . . .               27,852              19,653         53,748         40,376
  Pari-mutuel. . . . . . . . . . . . . . . . . . . . . . .                2,839               2,787          6,466          6,110
  Food and beverage. . . . . . . . . . . . . . . . . . . .                4,231               3,309          8,309          7,167
  Marine and facilities. . . . . . . . . . . . . . . . . .                9,582               6,505         18,545         13,350
  Marketing and administrative . . . . . . . . . . . . . .               49,073              32,582         91,378         67,074
  Preopening expenses. . . . . . . . . . . . . . . . . . .                    0                   0          3,420              0
  Depreciation and amortization. . . . . . . . . . . . . .                9,069               8,475         17,925         17,132
                                                            --------------------  ------------------  -------------  -------------
    Total operating expenses . . . . . . . . . . . . . . .              131,225              92,242        252,443        189,396
                                                            --------------------  ------------------  -------------  -------------
  Operating income . . . . . . . . . . . . . . . . . . . .               23,770              14,684         44,759         31,609
  Interest expense . . . . . . . . . . . . . . . . . . . .              (13,455)            (11,409)       (25,565)       (24,025)
  Interest income. . . . . . . . . . . . . . . . . . . . .                  835                 631          1,543          1,639
  Gain on disposal . . . . . . . . . . . . . . . . . . . .                    0                   0          3,106              0
  Minority interest. . . . . . . . . . . . . . . . . . . .                 (701)                205         (1,191)           527
  Equity in income (loss) of unconsolidated joint ventures                  585                (362)           637           (661)
                                                            --------------------  ------------------  -------------  -------------
  Income before income taxes . . . . . . . . . . . . . . .               11,034               3,749         23,289          9,089
  Income tax provision . . . . . . . . . . . . . . . . . .                4,402               1,821         10,129          4,469
                                                            --------------------  ------------------  -------------  -------------
  Net income . . . . . . . . . . . . . . . . . . . . . . .  $             6,632   $           1,928   $     13,160   $      4,620
                                                            ====================  ==================  =============  =============

  Net income per common share - basic. . . . . . . . . . .  $              0.28   $            0.08   $       0.56   $       0.20
  Net income per common share - assuming dilution. . . . .  $              0.26   $            0.08   $       0.53   $       0.20

  Weighted average basic shares. . . . . . . . . . . . . .               23,664              23,569         23,643         23,569
  Weighted average diluted shares. . . . . . . . . . . . .               25,109              23,577         24,946         23,622

                                    See notes to consolidated financial statements.


                                           ISLE OF CAPRI CASINOS, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                              (In thousands)


                                                  Shares of                Additional  Retained       Total
                                                    Common      Common      Paid-in    Earnings   Stockholder's
                                                    Stock        Stock      Capital   (Deficit)       Equity
                                                  ----------  -----------  ---------  ----------  --------------
Balance, April 25, 1999. . . . . . . . . . . . .  23,568,562  $       236  $  63,146  $  (1,427)  $       61,955
  Exercise of Stock Options. . . . . . . . . . .     136,463            1        547          -              548
  Net Income . . . . . . . . . . . . . . . . . .           -            -          -     13,160           13,160
                                                  ----------  -----------  ---------  ----------  --------------
Balance, October 24, 1999 (Unaudited). . . . . .  23,705,025  $       237  $  63,693  $  11,733   $       75,663
                                                  ==========  ===========  =========  ==========  ==============


                               See notes to consolidated financial statements.


                                  ISLE OF CAPRI CASINOS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                        (In thousands)


                                                                        Six Months Ended
                                                                 October 24,       October 25,
                                                                     1999             1998
                                                              ------------------  -------------
Operating Activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . .  $          13,160   $      4,620
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . .             17,925         17,132
  Deferred Income Taxes. . . . . . . . . . . . . . . . . . .              4,984              0
  Amortization of bond discount and deferred financing costs              1,021          1,162
  (Gain) loss on disposal of assets. . . . . . . . . . . . .             (3,104)            31
  Equity in loss of unconsolidated joint ventures. . . . . .                637            661
  Minority interest. . . . . . . . . . . . . . . . . . . . .              1,190           (527)
  Changes in current assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . .              1,247           (414)
    Income tax receivable. . . . . . . . . . . . . . . . . .              6,709          5,238
    Prepaid expenses and other assets. . . . . . . . . . . .             (1,410)           (71)
    Accounts payable and accrued expenses. . . . . . . . . .              1,529          7,508
                                                              ------------------  -------------
Net cash provided by operating activities. . . . . . . . . .             43,888         35,340

Investing activities:
Purchase of property and equipment . . . . . . . . . . . . .            (40,547)       (53,827)
Net cash paid for acquisitions . . . . . . . . . . . . . . .                  0            500
Proceeds from disposals of property and equipment. . . . . .              4,550              6
Investments in and advances to joint ventures. . . . . . . .             (1,392)             0
Decrease in restricted cash. . . . . . . . . . . . . . . . .              1,640         27,249
Deposits and other . . . . . . . . . . . . . . . . . . . . .               (220)        (2,628)
                                                              ------------------  -------------
Net cash used in investing activities. . . . . . . . . . . .            (35,968)       (28,700)

Financing activities:
Proceeds from debt . . . . . . . . . . . . . . . . . . . . .                  0          3,921
Principal payments on debt and cash paid to retire debt. . .             (4,742)        (6,442)
Deferred financing costs . . . . . . . . . . . . . . . . . .                  0            (55)
Proceeds from sale of stock and exercise of options. . . . .                547              0
                                                              ------------------  -------------
Net cash used in financing activites . . . . . . . . . . . .             (4,195)        (2,576)

Net increase in cash and cash equivalents. . . . . . . . . .              3,724          4,064
Cash and cash equivalents at beginning of period . . . . . .             85,117         52,460
                                                              ------------------  -------------
Cash and cash equivalents at end of period . . . . . . . . .  $          88,841   $     56,524
                                                              ==================  =============

Supplemental disclosure of cash flow information:
Cash payments (receipts) for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .  $          24,537   $     24,353
  Income taxes - net of refunds. . . . . . . . . . . . . . .             (2,967)         2,233

Supplemental schedule of noncash investing and financing
  activities:
Property and equipment funded through accounts payable . . .              1,008          1,110


                               See notes to consolidated financial statements.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Basis of Presentation

     Isle of Capri Casinos, Inc., (the "Company" or "Isle of Capri"), formerly known as Casino America, Inc., was incorporated as a Delaware corporation on February 14, 1990 and changed its name to Isle of Capri Casinos, Inc. on October 1, 1998. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations in Biloxi, Vicksburg and Tunica, Mississippi, in Bossier City and Lake Charles, Louisiana, and in Black Hawk, Colorado through its subsidiaries.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, for the three and six month periods ended October 24, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 25, 1999.

     The consolidated financial statements of the Company include the accounts of Isle of Capri Casinos, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

   Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share:




                                                                  Three Months Ended                  Six Months Ended
                                                             October 24,         October 25,     October 24,   October 25,
                                                                1999                1998             1999          1998
                                                         -------------------  -----------------  ------------  ------------
Numerator:
  Net income. . . . . . . . . . . . . . . . . . . . . .  $             6,632  $           1,928  $     13,160  $      4,620
                                                         ===================  =================  ============  ============
  Numerator for basic earnings per share -
    income available to common stockholders . . . . . .  $             6,632  $           1,928  $     13,160  $      4,620
  Effect of diluted securities. . . . . . . . . . . . .                    -                  -             -             -
                                                         -------------------  -----------------  ------------  ------------
  Numerator for diluted earnings per share-
    Income available to common stockholders after
         assumed conversions. . . . . . . . . . . . . .  $             6,632  $           1,928  $     13,160  $      4,620
                                                         ===================  =================  ============  ============

Denominator:
  Denominator for basic earnings per share -
    weighted - average shares . . . . . . . . . . . . .               23,664             23,569        23,643        23,569
  Effect of dilutive securities
    Employee stock options. . . . . . . . . . . . . . .                1,445                  8         1,302            53
                                                         -------------------  -----------------  ------------  ------------
  Dilutive potential common shares. . . . . . . . . . .                1,445                  8         1,302            53
                                                         -------------------  -----------------  ------------  ------------
  Denominator for diluted earnings per share - adjusted
    weighted - average shares and assumed conversions .               25,109             23,577        24,946        23,622
                                                         ===================  =================  ============  ============

  Basic earnings per share. . . . . . . . . . . . . . .  $              0.28  $            0.08  $       0.56  $       0.20
                                                         ===================  =================  ============  ============

  Diluted earnings per share. . . . . . . . . . . . . .  $              0.26  $            0.08  $       0.53  $       0.20
                                                         ===================  =================  ============  ============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:





                                     Years
                                    -------
Slot Machines. . . . . . . . . . .        3
Furniture, fixtures, and equipment     5-10
Leasehold improvements . . . . . .  10-39.5
Riverboats and floating pavilions.       25
Buildings and improvements . . . .     39.5

     Effective April 26, 1999, Isle of Capri increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of those assets. Isle of Capri also reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. These two changes decreased net income for the three months ended October 24, 1999 by $339,000, and decreased both earnings per basic share and earnings per diluted share by $0.01. For the six months ended October 24, 1999, these two changes increased net income by $199,000, and increased both earnings per basic share and earnings per diluted share by $0.01. Excluding the changes in useful lives, net income, earnings per basic share, and earnings per diluted share would have been $6,293,000, $0.27, and $0.25, respectively, for the three months ended October 24, 1999. For the six months ended October 24, 1999, net income, earnings per basic share and earnings per diluted share would have been $13,359,000, $0.57, and $0.54, respectively, excluding the changes in useful lives.

3. Other Assets

   Licenses and other intangible assets

          Licenses and other intangible assets principally represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP"). These assets are being amortized over a twenty-five-year period using the straight-line method.

   Goodwill

          Goodwill reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of SCGC, GPRI and LRGP. Goodwill is being amortized over a twenty-five-year period using the straight-line method.

   Restricted cash

     Restricted cash represents cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by Isle of Capri Black Hawk, L.L.C. ("Isle-Black Hawk") (the "First Mortgage Notes") held in trust by The Bank of New York, as trustee for Isle-Black Hawk, a majority-owned subsidiary of the Company. These funds are held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve) with usage restricted by an indenture between Isle-Black Hawk and the trustee, dated August 20, 1997 governing the First Mortgage Notes (the "Indenture"). The amount remaining in the Construction Disbursement and Completion Reserve accounts as of October 24, 1999, equaled approximately $0.6 million. In addition, the Company has other restricted cash totaling $3.2 million related to various operating deposits.

4.  Isle of Capri Black Hawk, L.L.C.

     On April 25, 1997, a wholly-owned subsidiary of the Company, Casino America of Colorado, formed Isle-Black Hawk, a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. Isle-Black Hawk owns a casino in Black Hawk, Colorado, which opened on December 30, 1998. Isle-Black Hawk has begun to construct a hotel containing approximately 235 rooms at the site of the Isle-Black Hawk. The Company has a 57% ownership interest in Isle-Black Hawk. As a consolidated subsidiary of the Company, the operating results of Isle-Black Hawk are reflected in the consolidated results of the Company. Prior to December 30, 1998, Isle-Black Hawk was a Development Stage Company.

5. Capri Cruises, L.L.C.

     On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. Cruise operations began in early June 1998. As of October 24, 1999, the Company had invested $3.0 million into this 50/50 unconsolidated joint venture, which is operating one cruise ship from the Port of New Orleans.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Acquisitions

   Isle of Capri - Tunica
   ----------------------

     In March 1999, the Company acquired the original Harrah's casino facility located in Tunica County, Mississippi for $9.5 million. The Company invested an additional $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. The Company opened the Isle-Tunica on July 26, 1999 with approximately 875 slot machines, 15 table games and its two trademark restaurants. The Company also plans to invest approximately $40.0 million more to construct an on-site hotel with up to 250 rooms and two live entertainment theaters with combined seating for 2,000 people. Construction of the hotel is currently underway and construction of the theaters is scheduled to begin during the first half of 2000.

   Lady Luck Gaming Corporation
   ----------------------------

     In October 1999, the Company entered into a definitive agreement under which the Company would acquire Lady Luck Gaming Corporation ("Lady Luck") in a merger transaction. Under the terms of the agreement, Lady Luck's common stockholders will receive cash in the amount of $12.00 per share for an aggregate share consideration of approximately $59 million and the Company will assume all of Lady Luck's outstanding debt in the amount of approximately $177 million. The agreement also provides for the redemption of Lady Luck's outstanding preferred stock in the amount of approximately $22 million. Closing is expected in the first half of 2000 pending the approval of Lady Luck's stockholders and gaming regulators and other contingencies. Andrew Tompkins, the owner of approximately 46% of Lady Luck's common stock, has agreed to vote in favor of the transaction. Lady Luck operates dockside riverboat casinos and hotels in Coahoma and Natchez, Mississippi; owns a 50% interest in the Lady Luck Casino and Hotel in Bettendorf, Iowa; and on October 29, 1999, acquired the Miss Marquette Casino in Marquette, Iowa for $41.7 million. The Company made a secured loan of approximately $21.0 million to Lady Luck in order to assist Lady Luck in consummating the Miss Marquette acquisition. Lady Luck also has agreements to acquire the Lady Luck Casino & Hotel in downtown Las Vegas and certain intellectual property for $45.5 million. The Company expects to complete the acquisition of the intellectual property contemporaneously with the merger and to complete the acquisition of the Las Vegas casino and hotel upon receipt of regulation approval in Nevada.

   BRDC, Inc.
   ----------

     In October 1999, the Company entered into a letter of intent with BRDC, Inc. ("BRDC") to acquire a 50% interest in Lady Luck's Bettendorf, Iowa facility that is not owned by Lady Luck and related real estate in exchange for approximately 6.3 million shares of the Company's common stock, subject to adjustment in certain circumstances. BRDC is owned by members of the family of Bernard Goldstein, the Company's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors. This transaction is contingent on execution of a definitive agreement, the completion of the Company's acquisition of Lady Luck, the approval of the Company's shareholders and regulatory approval in Iowa. The sellers have the option to receive up to $10 million of their consideration in cash rather than the Company's common stock. The Company expects to complete the BRDC acquisition contemporaneously with the merger.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Long-Term  Debt





                                                                                        October 24,    April 25,
                                                                                           1999           1999
                                                                                      ---------------  ----------
Long-term debt consists of the following:                                                    (In thousands)
8 3/4 % senior subordinated notes (described below). . . . . . . . . . . . . . . . .  $       390,000  $  390,000
Variable rate Term Loan (7.82% at April 25, 1999), due in quarterly installments
  ranging from $833,333 to $4,166,667, not including interest, through April 2004. .           48,333      50,000
12 1/2 % note payable, due in monthly installments of $125,000, including interest,
  beginning October 1997 through October 2005. . . . . . . . . . . . . . . . . . . .            6,190       6,527
8 % note payable, due in monthly installments of $66,667, including interest,
  through July 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,915       2,283
8 % note payable, due in monthly installments of $11,365, including interest,
  through December 2015. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,231       1,250
11% note payable, issued by Isle of Capri Black Hawk, L.L.C., due August 2004;
  non-recourse to Isle of Capri Casinos, Inc.. . . . . . . . . . . . . . . . . . . .            1,156       1,522
13% First Mortgage Notes, issued by Isle of Capri Black Hawk, L.L.C., due
  August 2004; non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . . .           75,000      75,000
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,186       6,174
                                                                                      ---------------  ----------
                                                                                              528,011     532,756
                                                                                      ---------------  ----------
Less: current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,988       5,883
                                                                                      ---------------  ----------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       520,023  $  526,873
                                                                                      ===============  ==========

     On April 23, 1999, the Company issued $390,000,000 of 8 3/4 % Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. Interest on the Senior Subordinated Notes is payable semi-annually on each April 15 and October 15 through maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after April 15, 2004 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:




                              Year                   Percentage
                              ----                   ----------
                              2004. . . . . . . .     104.375%
                              2005. . . . . . . .     102.917%
                              2006. . . . . . . .     101.458%
                              2007 and thereafter     100.000%

     The Company issued the Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, restricts the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, or pay dividends on or repurchase its stock or its restricted subsidiaries' stock. The Company is also restricted in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

     A substantial part of the proceeds from the Senior Subordinated Notes was used to prepay long-term debt, including all of the $315,000,000 of 12 1/2 % Senior Secured Notes due 2003. The proceeds were also used to pay prepayment Premiums, accrued interest and other transaction fees and costs.

     Simultaneously with the issuance of the Senior Subordinated Notes, the Company entered into a $175.0 million five-year Senior Credit Facility (the "Senior Credit Facility") comprised of a $50.0 million term loan and a $125.0 million revolver, which had no draws against it as of October 24, 1999. The Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., Isle-Black Hawk, and their subsidiaries. The Company used the initial borrowings under the Senior Credit Facility to repay certain existing debt and for working capital and for other general corporate purposes. The Company plans to use future borrowings under the Senior Credit Facility primarily for expansion of its existing casino facilities and the development of new casino facilities.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On August 20, 1997, Isle-Black Hawk issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the Company. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture governing the First Mortgage Notes). The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:





                       Year                   Percentage
                       ----                   ----------
                       2001. . . . . . . .     106.500%
                       2002. . . . . . . .     103.200%
                       2003 and thereafter     100.000%

Beginning with the first operating year after the Isle-Black Hawk begins gaming operations, Isle-Black Hawk will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the First Mortgage Notes that may be purchased with 50% of the Isle-Black Hawk's excess cash flow, as defined.

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. This amount was fully accrued as of August 31, 1999. The amount of contingent interest expense recorded for the three and six months ended October 24, 1999 was $248,000 and $466,000, respectively.

     Isle of Capri has $4.5 million available in bank lines of credit other than the Senior Credit Facility. As of October 24, 1999, Isle of Capri had no outstanding balances under these lines of credit.

     Isle-Black Hawk obtained a letter of credit as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reasons Isle-Black Hawk fails to complete the hotel project. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by Isle of Capri, and the balance is secured by Isle of Capri's open line of credit with the bank.

     Substantially all of Isle of Capri's assets are pledged as collateral for long-term debt under the Senior Credit Facility. At October 24, 1999, Isle of Capri was in compliance with all debt covenants.

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

     In February 1998, the Isle-Vicksburg was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The amended complaint alleged that the defendants entered into an agreement to conduct a campaign opposing a gaming application for a site next to property owned by the plaintiffs. The plaintiffs alleged that because of this agreement trade was improperly restrained and competition in the gaming business was reduced. The plaintiffs further alleged that the defendants conspired for the purpose of injuring the plaintiffs' property rights. The Company denies any liability; however, in order to avoid the cost of litigation and the risk of an adverse judgement, the Company settled this suit, without admitting liability, on October 13, 1999.

In May 1998, the Company was named as a defendant in an action brought by several persons who had a contractual right to acquire property in Cripple Creek, Colorado which they sold to one of the Company's subsidiaries in 1995. The plaintiffs allege that the Company breached its purported agreement to construct a casino facility on the property by the end of 1995. In December 1998, the Company's motion to dismiss the complaint was granted by the United States District Court in Denver, Colorado. The plaintiffs have appealed this decision to the Tenth Circuit Court of Appeals. The Company intends to vigorously defend all claims and allegations in the action.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

10. Subsequent Events

     On November 20, 1999, voters in Calcasieu Parish passed a referendum which allows up to 15,000 square feet of gaming space in which slot machines could be operated at Delta Downs, a horse racing facility located approximately 25 miles west of the Isle of Capri - Lake Charles. Prior to commencing operations of slot machines at Delta Downs, the Louisiana Legislature must pass legislation assessing a tax on those operations. In addition, Delta Downs and its owners must be found suitable and licensed by the Gaming Control Board.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Consolidating  Condensed  Financial  Information

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million
8 3/4 % Senior Subordinated Notes due 2009. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its nonguarantor subsidiaries for the three and six months ended October 24, 1999 and October 25, 1998 and as of October 24, 1999 and April 25, 1999.

                           ISLE OF CAPRI CASINOS, INC.
       CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY
                              FINANCIAL INFORMATION
  FOR THE THREE AND SIX MONTHS ENDED OCTOBER 24, 1999 AND OCTOBER 25, 1998 AND
             BALANCE SHEET AS OF OCTOBER 24, 1999 AND APRIL 25, 1999
                                   (UNAUDITED)
                                  (In Thousands)



                                                                   (b)
                               Isle of Capri        (a)         Non-Wholly
                               Casinos, Inc.       Wholly          Owned       Consolidating
                                 Guarantor         Owned           Non-             and        Isle of Capri
                                  (Parent        Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                 Obligor)       Subsidiaries   Subsidiaries       Entries       Consolidated
                              ---------------  --------------  -------------  ---------------  --------------
As of October 24, 1999
Balance Sheet
-------------
Current assets . . . . . . .  $       34,404   $       55,893  $      15,960  $            -   $      106,257
Intercompany receivables . .         213,662           95,731             39        (309,432)               -
Investments in subsidiaries.         247,416                -              -        (244,810)           2,606
Property and equipment, net.           6,157          347,607         84,160               -          437,924
Other assets . . . . . . . .          36,722          106,212          4,458               -          147,392
                              ---------------  --------------  -------------  ---------------  --------------
Total Assets . . . . . . . .  $      538,361   $      605,443  $     104,617  $     (554,242)  $      694,179
                              ===============  ==============  =============  ===============  ==============

Current liabilities. . . . .  $       13,360   $       57,553  $      12,574  $            -   $       83,487
Intercompany payable . . . .          23,891          279,411          6,128        (309,430)               -
Long-term debt,
     less current maturities         437,082            7,582         75,359               -          520,023
Deferred income taxes. . . .         (11,637)          21,310              -               -            9,673
Minority interest. . . . . .               -                -              -           5,333            5,333
Stockholders' equity . . . .          75,665          239,587         10,556        (250,145)          75,663
Total Liabilities and         ---------------  --------------  -------------  ---------------  --------------
Stockholders' Equity . . . .  $      538,361   $      605,443  $     104,617  $     (554,242)  $      694,179
                              ===============  ==============  =============  ===============  ==============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




                                                                   (b)
                               Isle of Capri        (a)         Non-Wholly
                               Casinos, Inc.       Wholly          Owned       Consolidating
                                 Guarantor         Owned           Non-             and        Isle of Capri
                                  (Parent        Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                 Obligor)       Subsidiaries   Subsidiaries       Entries       Consolidated
                              ---------------  --------------  -------------  ---------------  --------------
For the three months ended
October 24, 1999
Statement of Operations
--------------------------
Revenue:
     Casino. . . . . . . . . . . .  $     -   $120,828   $20,651   $      -   $141,479
     Room, food, beverage
          and other. . . . . . . .      308     12,039     1,169          -     13,516
                                    --------  ---------  --------  ---------  ---------
Total revenue. . . . . . . . . . .      308    132,867    21,820          -    154,995

Operating expenses:
     Casino. . . . . . . . . . . .        -     24,411     2,837          -     27,248
     Gaming taxes. . . . . . . . .        -     23,860     3,992          -     27,852
     Rooms, food, beverage
          and other. . . . . . . .    1,747     55,154    10,155          -     67,056
     Depreciation and
          amortization . . . . . .      245      8,342       482          -      9,069
                                    --------  ---------  --------  ---------  ---------
Total operating expenses . . . . .    1,992    111,767    17,466          -    131,225
                                    --------  ---------  --------  ---------  ---------

Operating income (loss). . . . . .   (1,684)    21,100     4,354          -     23,770
Interest expense, net. . . . . . .   (1,383)    (8,511)   (2,726)         -    (12,620)
Gain on disposal . . . . . . . . .        -          -         -          -          -
Minority interest. . . . . . . . .        -          -         -       (701)      (701)
Equity in income (loss) of
     unconsolidated joint venture.   14,097      9,549         -    (23,061)       585
                                    --------  ---------  --------  ---------  ---------
Income (loss) before
     income taxes. . . . . . . . .   11,030     22,138     1,628    (23,762)    11,034
Income tax provision . . . . . . .    4,402          -         -          -      4,402
                                    --------  ---------  --------  ---------  ---------
Net income (loss). . . . . . . . .  $ 6,628   $ 22,138   $ 1,628   $(23,762)  $  6,632
                                    ========  =========  ========  =========  =========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                   (b)
                               Isle of Capri        (a)         Non-Wholly
                               Casinos, Inc.       Wholly          Owned       Consolidating
                                 Guarantor         Owned           Non-             and        Isle of Capri
                                  (Parent        Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                 Obligor)       Subsidiaries   Subsidiaries       Entries       Consolidated
                              ---------------  --------------  -------------  ---------------  --------------
For the six months ended
October 24, 1999
Statement of Operations
------------------------
Revenue:
     Casino. . . . . . . . . . . .  $     -   $230,128   $39,685   $      -   $269,813
     Rooms, food, beverage
          and other. . . . . . . .      377     24,648     2,364          -     27,389
                                    --------  ---------  --------  ---------  ---------
Total revenue. . . . . . . . . . .      377    254,776    42,049          -    297,202

Operating expenses:
     Casino. . . . . . . . . . . .        -     44,580     5,624          -     50,204
     Gaming taxes. . . . . . . . .        -     45,945     7,803          -     53,748
     Rooms, food, beverage
          and other. . . . . . . .    3,199    107,845    19,522          -    130,566
     Depreciation and
          amortization . . . . . .      475     16,460       990          -     17,925
                                    --------  ---------  --------  ---------  ---------
Total operating expenses . . . . .    3,674    214,830    33,939          -    252,443
                                    --------  ---------  --------  ---------  ---------

Operating income (loss). . . . . .   (3,297)    39,946     8,110          -     44,759
Interest expense, net. . . . . . .   (1,594)   (17,087)   (5,341)         -    (24,022)
Gain on disposal . . . . . . . . .    3,106          -         -          -      3,106
Minority interest. . . . . . . . .        -          -         -     (1,191)    (1,191)
Equity in income (loss) of
     unconsolidated joint venture.   25,071     17,481         -    (41,915)       637
                                    --------  ---------  --------  ---------  ---------
Income (loss) before
     income taxes. . . . . . . . .   23,286     40,340     2,769    (43,106)    23,289
Income tax provision . . . . . . .   10,129          -         -          -     10,129
                                    --------  ---------  --------  ---------  ---------
Net income (loss). . . . . . . . .  $13,157   $ 40,340   $ 2,769   $(43,106)  $ 13,160
                                    ========  =========  ========  =========  =========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                   (b)
                               Isle of Capri        (a)         Non-Wholly
                               Casinos, Inc.       Wholly          Owned       Consolidating
                                 Guarantor         Owned           Non-             and        Isle of Capri
                                  (Parent        Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                 Obligor)       Subsidiaries   Subsidiaries       Entries       Consolidated
                              ---------------  --------------  -------------  ---------------  --------------

For the six months ended
October 24, 1999
Statement of Cash Flows
------------------------
Net cash provided by (used in)
     operating activities. . .    19,004     41,120     7,572    (23,808)    43,888
Net cash provided by (used in)
     investing activities. . .   (21,477)   (35,110)   (3,190)    23,808    (35,969)
Net cash used in
     financing activities. . .    (2,529)    (1,300)     (366)         -     (4,195)
                                ---------  ---------  --------  ---------  ---------
Net increase (decrease) in cash and
     cash equivalents. . . . .    (5,002)     4,710     4,016          -      3,724
Cash and cash equivalents at
beginning of the period. . . .    35,826     38,374    10,917          -     85,117
Cash and cash equivalents at    ---------  ---------  --------  ---------  ---------
     end of the period . . . .  $ 30,824   $ 43,084   $14,933   $      -   $ 88,841
                                =========  =========  ========  =========  =========



For the three months ended
October 25, 1998
Statement of Operations
--------------------------
Revenue:
     Casino. . . . . . . . . . . .  $     -   $ 95,162   $   -   $      -   $ 95,162
     Rooms, food, beverage
          and other. . . . . . . .       65     11,791       -        (92)    11,764
                                    --------  ---------  ------  ---------  ---------
Total revenue. . . . . . . . . . .       65    106,953       -        (92)   106,926

Operating expenses:
     Casino. . . . . . . . . . . .        -     17,945       -          -     17,945
     Gaming taxes. . . . . . . . .        -     19,653       -          -     19,653
     Rooms, food, beverage
          and other. . . . . . . .    1,892     44,369       -        (92)    46,169
     Depreciation and
          amortization . . . . . .      792      7,683       -          -      8,475
                                    --------  ---------  ------  ---------  ---------
Total operating expenses . . . . .    2,684     89,650       -        (92)    92,242
                                    --------  ---------  ------  ---------  ---------

Operating income (loss). . . . . .   (2,619)    17,303       -          -     14,684
Interest expense, net. . . . . . .   (1,516)    (8,792)   (470)         -    (10,778)
Minority interest. . . . . . . . .        -          -       -        205        205
Equity in income (loss) of
     unconsolidated joint venture.    7,881      6,511       -    (14,754)      (362)
                                    --------  ---------  ------  ---------  ---------
Income (loss) before
     income taxes. . . . . . . . .    3,746     15,022    (470)   (14,549)     3,749
Income tax provision . . . . . . .    1,821          -       -          -      1,821
                                    --------  ---------  ------  ---------  ---------
Net income (loss). . . . . . . . .  $ 1,925   $ 15,022   $(470)  $(14,549)  $  1,928
                                    ========  =========  ======  =========  =========

For the six months ended
October 25, 1998
Statement of Operations
------------------------
Revenue:
     Casino. . . . . . . . . . . .  $     -   $195,851   $     -   $      -   $195,851
     Rooms, food, beverage
          and other. . . . . . . .      123     25,195         -       (164)    25,154
                                    --------  ---------  --------  ---------  ---------
Total revenue. . . . . . . . . . .      123    221,046         -       (164)   221,005

Operating expenses:
     Casino. . . . . . . . . . . .        -     36,192         -          -     36,192
     Gaming taxes. . . . . . . . .        -     40,376         -          -     40,376
     Rooms, food, beverage
          and other. . . . . . . .    3,673     92,187         -       (164)    95,696
     Depreciation and
          amortization . . . . . .    1,579     15,553         -          -     17,132
                                    --------  ---------  --------  ---------  ---------
Total operating expenses . . . . .    5,252    184,308         -       (164)   189,396
                                    --------  ---------  --------  ---------  ---------

Operating income (loss). . . . . .   (5,129)    36,738         -          -     31,609
Interest expense, net. . . . . . .   (3,173)   (17,939)   (1,274)         -    (22,386)
Minority interest. . . . . . . . .        -          -         -        527        527
Equity in income (loss) of
     unconsolidated joint venture.   17,385     14,191         -    (32,237)      (661)
                                    --------  ---------  --------  ---------  ---------
Income (loss) before
     income taxes. . . . . . . . .    9,083     32,990    (1,274)   (31,710)     9,089
Income tax provision . . . . . . .    4,469          -         -          -      4,469
                                    --------  ---------  --------  ---------  ---------
Net income (loss). . . . . . . . .  $ 4,614   $ 32,990   $(1,274)  $(31,710)  $  4,620
                                    ========  =========  ========  =========  =========

For the six months ended
October 25, 1998
Statement of Cash Flows
------------------------------
Net cash provided by (used in)
     operating activities. . .  $ 15,799   $ 35,788   $ 1,902   $(18,149)  $ 35,340
Net cash provided by (used in)
     investing activities. . .   (19,922)   (22,997)   (3,827)    18,046    (28,700)
Net cash provided by (used in)
     financing activities. . .    (1,196)    (2,914)    1,431        103     (2,576)
                                ---------  ---------  --------  ---------  ---------
Net increase (decrease) in cash and
     cash equivalents. . . . .    (5,319)     9,877      (494)         -      4,064
Cash and cash equivalents at
     beginning of the period .    20,020     31,893       547          -     52,460
Cash and cash equivalents at    ---------  ---------  --------  ---------  ---------
     end of the period . . . .  $ 14,701   $ 41,770   $    53   $      -   $ 56,524
                                =========  =========  ========  =========  =========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                   (b)
                               Isle of Capri        (a)         Non-Wholly
                               Casinos, Inc.       Wholly          Owned       Consolidating
                                 Guarantor         Owned           Non-             and        Isle of Capri
                                  (Parent        Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                 Obligor)       Subsidiaries   Subsidiaries       Entries       Consolidated
                              ---------------  --------------  -------------  ---------------  --------------
As of April 25, 1999
Balance Sheet
--------------------
Current Assets. . . . . . . . . . . . . . . . .  $ 36,599  $ 60,679  $11,738  $       -   $109,016
Intercompany receivables. . . . . . . . . . . .   220,578   159,361        -   (379,939)         -
Investments in subsidiaries . . . . . . . . . .   233,541         -        -   (231,690)     1,851
Property and equipment, net . . . . . . . . . .     6,605   324,194   80,377          -    411,176
Other assets. . . . . . . . . . . . . . . . . .    44,377   103,916    6,148          -    154,441
                                                 --------  --------  -------  ----------  --------
Total Assets. . . . . . . . . . . . . . . . . .  $541,700  $648,150  $98,263  $(611,629)  $676,484
                                                 ========  ========  =======  ==========  ========

Current liabilities . . . . . . . . . . . . . .  $ 13,395  $ 56,074  $ 9,419  $     (64)  $ 78,824
Intercompany payable. . . . . . . . . . . . . .    24,593   349,994    5,289   (379,876)         -
Long-term debt,
     less current maturities. . . . . . . . . .   441,757     9,348   75,768          -    526,873
Deferred income taxes . . . . . . . . . . . . .         -     4,689        -          -      4,689
Minority interest . . . . . . . . . . . . . . .         -         -        -      4,143      4,143
Stockholders' equity. . . . . . . . . . . . . .    61,955   228,045    7,787   (235,832)    61,955
Total Liabilities and                            --------  --------  -------  ----------  --------
Stockholders' Equity. . . . . . . . . . . . . .  $541,700  $648,150  $98,263  $(611,629)  $676,484
                                                 ========  ========  =======  ==========  ========


(a) Certain of the Company's wholly owned subsidiaries were guarantors on the 8 3/4 % Senior Subordinated Notes, including the following: Riverboat Corporation of Mississippi, Riverboat Corporation of Mississippi Vicksburg, Isle of Capri-Tunica, Inc., Louisiana Riverboat Gaming Partnership, St.Charles
Gaming Company, Inc., Grand Palais Riverboat, Inc., and PPI, Inc.

(b) The following non-wholly owned subsidiaries were not guarantors on the 8 3/4 % Senior Subordinated Notes: Isle of Capri Black Hawk, L.L.C. and
Isle of Capri Black Hawk Capital Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes, the other financial information in this report.

     The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to acquire Lady Luck Gaming Corporation and other related assets and to develop hotels or time-share facilities at the Isle-Biloxi, the Isle-Lake Charles, the Isle-Black Hawk, and the Isle-Tunica and the expansion of non-gaming amenities at all facilities, are forward-looking statements.
Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials or labor and unforeseen delays resulting from a failure to obtain necessary approvals.

General

     Isle of Capri's results of operations for the six fiscal months ended October 24, 1999 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Tunica and the Isle-Black Hawk.

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

Results of Operations

Three Fiscal Months Ended October 24, 1999 Compared to Three Fiscal Months Ended October 25, 1998 - Consolidated Company

     Total revenue for the quarter ended October 24, 1999 was $155.0 million, which included $141.5 million of casino revenue, $2.8 million of room revenue, $3.6 million of pari-mutuel commissions and $7.1 million of food, beverage and other revenue. This compares to total revenue for the previous quarter ended October 25, 1998 of $106.9 million, which included $95.2 million of casino revenue, $2.7 million of room revenue, $3.6 million of pari-mutuel commissions and $5.4 million of food, beverage and other revenue. Casino revenue increased primarily as a result of the commencement of operations at the Isle-Black Hawk on December 30, 1998 and the Isle-Tunica on July 26, 1999, increased market share at the Isle-Lake Charles, and the effects of opening a 124-room hotel at the Isle-Vicksburg and a 305-room hotel at the Isle-Bossier City. Room revenue increased only slightly despite the opening of new hotel rooms at the Isle-Vicksburg and the Isle-Bossier City due to increased complimentary room nights given to the Company's more active data base customers. Food, beverage and other revenue has increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica; and the new hotel rooms at the Isle-Vicksburg and the Isle-Bossier City. Pari-mutuel commissions and fees remained level compared to the prior year. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended October 24, 1999 totaled $27.2 million, or 19.3% of casino revenue, versus $17.9 million, or 18.9% of casino revenue, for the quarter ended October 25, 1998. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses as a percentage of casino revenue have increased slightly primarily as a result of startup costs associated with the opening of the Isle-Tunica.

     Operating expenses for the quarter ended October 24, 1999 also included room expenses of $1.3 million from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi and the Isle-Vicksburg compared to $1.0 million for the quarter ended October 25, 1998. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased primarily as a result of the opening of the Isle-Vicksburg hotel in February 1999 and the opening of the new 305-room deluxe Isle-Bossier City hotel in late June 1999.

     State and local gaming taxes paid in Louisiana, Mississippi and Colorado totaled $27.9 million for the quarter ended October 24, 1999, compared to $19.7 million for the quarter ended October 25, 1998, which is consistent with each state's gaming tax rate for the applicable fiscal years.

     Food, beverage and other expenses totaled $4.2 million for the quarter ended October 24, 1999, compared to $3.3 million for the quarter ended
October 25, 1998. These expenses have increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues decreased from 61.1% for the quarter ending October 25, 1998 to 60.0% for the quarter ended October 24, 1999. Food and beverage operating margins have improved as a result of continued payroll and inventory cost control efforts

     Marine and facilities expenses totaled $9.6 million for the quarter ended October 24, 1999, versus $6.5 million for the quarter ended October 25, 1998. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the opening of the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and the Isle-Bossier City.

     Marketing and administrative expenses totaled $49.1 million, or 31.7% of total revenue, for the quarter ended October 24, 1999, versus $32.6 million, or 30.5% of total revenue, for the quarter ended October 25, 1998. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased due primarily to the opening of the Isle-Black Hawk, the Isle-Tunica and the new hotel at the Isle-Vicksburg and the Isle-Bossier City. These expenses as a percentage of total revenue increased slightly as a result of start up marketing efforts at the Isle-Tunica and increased marketing efforts at the Isle-Biloxi.

     Depreciation and amortization expense was $9.1 million for the quarter ended October 24, 1999 and $8.5 million for the quarter ended October 25, 1998. Theses expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. These expenses include depreciation and amortization expense related to assets placed into service since the quarter ended October 25, 1998, including the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and Isle-Bossier City. Effective April 26, 1999, the first day of fiscal year 2000, the Company changed the estimated useful lives used for depreciating its slot machines and land-based buildings, from five years to three years and from twenty-five years to thirty-nine and one-half years, respectively. The change in estimated useful lives was implemented to more accurately reflect actual expected useful lives of those assets based on recent historical data.

     Interest expense was $12.6 million for the quarter ended October 24, 1999, net of capitalized interest of $0.2 million and interest income of $0.8 million, versus $10.8 million for the six months ended October 25, 1998, net of capitalized interest of $2.5 million and interest income of $0.6 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $2.5 million, net of capitalized interest of $0.1 million and interest income of $0.1 million related to Black Hawk LLC is included in the quarter ended July 25, 1999. This compares to interest expense of $0.4 million, net of capitalized interest of $2.1 million and interest income of $0.1 million, for the quarter ended October 25, 1998.

     Isle of Capri's effective tax rate was 39.9% for the quarter ended October 24, 1999 and 48.5% for the quarter ended October 25, 1998, which includes the effects of non-deductible goodwill amortization for income tax purposes.

Three Fiscal Months Ended October 24, 1999 Compared to Three Fiscal Months Ended October 25, 1998-By Casino Location

Isle-Lake Charles

     For the quarter ended October 24, 1999, the Isle-Lake Charles had total revenue of $43.7 million, of which $42.3 million was casino revenue, compared to total revenue of $38.3 million, of which $36.4 million was casino revenue, for the quarter ended October 25, 1998. Operating income for the quarter ended October 24, 1999 totaled $8.5 million, or 19.4% of total revenue, compared to operating income of $6.5 million, or 17.1% of total revenue, for the quarter ended October 25, 1998. The increase in revenue, operating income and operating income margin is related primarily to increased market share.

Isle-Bossier City

     For the quarter ended October 24, 1999, the Isle-Bossier City had total revenue of $37.8 million, of which $35.7 million was casino revenue, compared to total revenue of $29.9 million, of which $28.5 million was casino revenue, for the quarter ended October 25, 1998. The increase in revenue relates primarily to the opening of a new 305-room hotel at the Isle-Bossier City in late June 1999. Operating income for the quarter ended October 24, 1999 totaled $8.3 million, or 22.1% of total revenue, compared to $5.8 million, or 19.3% of total revenue, for the quarter ended October 25, 1998. The increase in operating income and operating income margin is primarily a result of the opening of the new 305-room hotel.

Isle-Biloxi

     For the quarter ended October 24, 1999, the Isle-Biloxi had total revenue of $21.8 million, of which $19.1 million was casino revenue, compared to total revenue of $22.1 million, of which $18.7 million was casino revenue, for the quarter ended October 25, 1998. Total revenue decreased slightly compared to the prior year first quarter primarily due to increased competition from the opening of a new competitor and expansion of existing competitors in the Biloxi market. Operating income for the quarter ended October 24, 1999 totaled $4.4 million, or 20.2% of total revenue, compared to $4.8 million, or 21.7% of total revenue, for the quarter ended October 25, 1998. The decrease in operating income margin is due primarily to slightly decreased revenue and increased marketing costs.

Isle-Vicksburg

     For the quarter ended October 24, 1999, the Isle-Vicksburg had total revenue of $15.4 million, of which $14.3 million was casino revenue, compared to total revenue of $12.2 million, of which $11.5 million was casino revenue, for the quarter ended October 25, 1998. Casino revenues and total revenues increased due to the opening of a 124-room hotel at the Isle-Vicksburg in February 1999. Operating income for the quarter ended October 24, 1999 totaled $3.9 million, or 25.4% of total revenue, compared to $2.1 million, or 17.2% of total revenue, for the quarter ended October 25, 1998. The increase in operating income and operating income margin is due primarily to the opening of the Isle-Vicksburg's new hotel.

Isle-Black Hawk

     For the quarter ended October 24, 1999, the Isle-Black Hawk had total revenue of $21.8 million, of which $20.7 million was casino revenue. Operating income for the quarter totaled $5.2 million or 23.9% of total revenue. The Isle-Black Hawk began operations on December 30, 1998 and thus has no comparable operating results for the quarter ending October 25, 1998.

Isle-Tunica

     For the quarter ended October 24, 1999, the Isle-Tunica had total revenue of $9.8 million, of which $9.4 million was casino revenue. The Isle-Tunica incurred an operating loss for the quarter of $1.5 million, or 14.9% of total revenue, due to high operating costs associated with initial start up efforts. The Isle-Tunica began operations on July 26, 1999 and thus has no comparable operating results for the quarter ending October 25, 1998.

Six Fiscal Months Ended October 24, 1999 Compared to Six Fiscal Months Ended October 25, 1998 - Consolidated Company

     Total revenue for the six months ended October 24, 1999, was $297.2 million, which included $269.8 million of casino revenue, $5.4 million of room revenue, $8.3 million of pari-mutuel commissions and $13.6 million of food, beverage and other revenue. This compares to total revenue for the previous six months ended October 25, 1998 of $221.0 million, which included $195.9 million of casino revenue, $5.8 million of room revenue, $8.0 million of pari-mutuel commissions and $11.4 million of food, beverage and other revenue. Casino revenue increased primarily as a result of the commencement of operations at the Isle-Black Hawk on December 30, 1998 and the Isle-Tunica on July 26, 1999, increased market share at the Isle-Lake Charles, and the effects of opening a 124-room hotel at the Isle-Vicksburg and a 305-room hotel at the Isle-Bossier City. Room revenue decreased due to increased complimentary room nights given to the Company's more active data base customers. Food, beverage and other revenue has increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica and the new hotel rooms at the Isle-Vicksburg and the Isle-Bossier City. Pari-mutuel commissions and fees were up slightly compared to the prior year as a result of adverse weather conditions experienced in the previous year. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the six months ended October 24, 1999, totaled $50.2 million, or 18.6% of casino revenue, versus $36.2 million, or 18.5% of casino revenue, for the six months ended October 25, 1998. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses as a percentage of casino revenue have increased slightly primarily as a result of start up costs associated with the opening of the Isle-Tunica.

     Operating expenses for the six months ended October 24, 1999, also included room expenses of $2.4 million from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi and the Isle-Vicksburg compared to $2.0 million for the six months ended October 25, 1998. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased primarily as a result of the opening of the Isle-Vicksburg hotel in February 1999 and start up costs incurred in connection with the opening of the new 305-room deluxe Isle-Bossier City hotel in late June 1999.

     State and local gaming taxes paid in Louisiana, Mississippi and Colorado totaled $53.7 million for the six months ended October 24, 1999, compared to $40.4 million for the six months ended October 25, 1998, which is consistent with each state's gaming tax rate for the applicable fiscal years.

     Food, beverage and other expenses totaled $8.3 million for the six months ended October 24, 1999, compared to $7.2 million for the six months ended October 25, 1998. These expenses have increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues decreased from 63.1% for the six months ending October 25, 1998 to 61.1% for the six months ended October 24, 1999. Food and beverage operating margins have improved as a result of continued payroll and inventory cost control efforts.

     Marine and facilities expenses totaled $18.5 million for the six months ended October 24, 1999, versus $13.3 million for the six months ended October 25, 1998. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the opening of the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and the Isle-Bossier City.

     Marketing and administrative expenses totaled $91.4 million, or 30.7% of total revenue, for the six months ended October 24, 1999, versus $67.1 million, or 30.3% of total revenue, for the quarter ended October 25, 1998. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased due primarily to the opening of the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and the Isle-Bossier City. These expenses as a percentage of total revenue increased slightly as a result of start up marketing efforts at the Isle-Tunica and increased marketing efforts at the Isle-Biloxi.

     Preopening expenses of $3.4 million for the six months ended October 24, 1999 represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Tunica on July 26, 1999.

     Isle of Capri's results of operations for the six months ended October 24, 1999 include a $3.1 million gain on disposal related to the sale of an option to purchase 135 acres of land adjacent to the Pompano Park facility.

     Depreciation and amortization expense was $17.9 million for the six months Ended October 24, 1999 and $17.1 million for the six months ended October 25, 1998. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. These expenses include depreciation and amortization expense related to assets placed into service since the quarter ended October 25, 1998, including the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and Isle-Bossier City. Effective April 26, 1999, the first day of fiscal year 2000, the Company changed the estimated useful lives used for depreciating its slot machines and land-based buildings, from five years to three years and from twenty-five years to thirty-nine and one-half years, respectively. The change in estimated useful lives was implemented to more accurately reflect actual expected useful lives of those assets based on recent historical data.

     Interest expense was $24.0 million for the six months ended October 24, 1999, net of capitalized interest of $1.1 million and interest income of $1.5 million versus $22.4 million for the six months ended October 25, 1998, net of capitalized interest of $3.8 million and interest income of $1.6 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $4.8 million, net of capitalized interest of $0.4 million and interest income of $0.2 million related to Isle-Black Hawk, is included in the six months ended October 24, 1999. This compares to interest expense of $1.2 million, net of capitalized interest of $3.2 million and interest income of $0.5 million, for the six months ended October 25, 1998.

     Isle of Capri's effective tax rate was 43.5% for the six months ended October 24, 1999 and 49.2% for the quarter ended October 25, 1998, which includes the effects of non-deductible goodwill amortization for income tax purposes.

Six Fiscal Months Ended October 24, 1999 Compared to Six Fiscal Months Ended October 25, 1998-By Casino Location

Isle-Lake Charles

     For the six months ended October 24, 1999, the Isle-Lake Charles had total revenue of $88.4 million, of which $85.4 million was casino revenue, compared to total revenue of $77.8 million, of which $73.9 million was casino revenue, for the six months ended October 25, 1998. Operating income for the six months ended October 24, 1999 totaled $16.5 million, or 18.7% of total revenue, compared to operating income of $13.3 million, or 17.1% of total revenue, for the six months ended October 25, 1998. The increase in revenue, operating income and operating income margin is related primarily to increased market share which has resulted partially from construction disruption at a nearby competitor and partially from the increased use of the Isle-Lake Charles' player database and entertainment center.

Isle-Bossier City

     For the six months ended October 24, 1999, the Isle-Bossier City had total revenue of $70.5 million, of which $67.0 million was casino revenue, compared to total revenue of $61.7 million, of which $58.8 million was casino revenue, for the six months ended October 25, 1998. The increase in revenue relates primarily to the opening of a new 305-room hotel at the Isle-Bossier City in late June 1999. Operating income for the six months ended October 24, 1999, totaled $15.6 million, or 22.1% of total revenue, compared to $12.6 million, or 20.4% of total revenue, for the six months ended October 25, 1998. The increase in operating income and operating income margin is primarily a result of the opening of the new 305-room hotel.

Isle-Biloxi

     For the six months ended October 24, 1999, the Isle-Biloxi had total revenue of $45.2 million, of which $39.2 million was casino revenue, compared to total revenue of $46.6 million, of which $38.9 million was casino revenue, for the six months ended October 25, 1998. Total revenue decreased slightly compared to the prior year first quarter primarily due to increased competition from the opening of a new competitor and expansion of existing competitors in the Biloxi market. Operating income for the six months ended October 24, 1999 totaled $9.4 million, or 20.8% of total revenue, compared to $9.6 million, or 20.6% of total revenue, for the six months ended October 25, 1998.

Isle-Vicksburg

     For the six months ended October 24, 1999, the Isle-Vicksburg had total revenue of $31.2 million, of which $29.0 million was casino revenue, compared to total revenue of $25.3 million, of which $24.0 million was casino revenue, for the six months ended October 25, 1998. Casino revenues and total revenues increased due to the opening of a 124-room hotel at the Isle-Vicksburg in February 1999. Operating income for the six months ended October 24, 1999, totaled $7.9 million, or 25.4% of total revenue, compared to $4.9 million, or 19.3% of total revenue, for the six months ended October 25, 1998. The increase in operating income and operating income margin is due primarily to the opening of the Isle-Vicksburg's new hotel.

Isle-Black Hawk

     For the six months ended October 24, 1999, the Isle-Black Hawk had total revenue of $42.0 million, of which $39.7 million was casino revenue. Operating income for the six months ended October 24, 1999, totaled $9.8 million, or 23.4% of total revenue. The Isle-Black Hawk began operations on December 30, 1998 and thus has no comparable operating results for the six months ending October 25, 1998.

Isle-Tunica

     For the six months ended October 24, 1999, the Isle-Tunica had total revenue of $9.8 million, of which $9.4 million was casino revenue. The Isle-Tunica incurred an operating loss for the six months ended October 24, 1999, that totaled $1.5 million, or 14.9% of total revenue, due to high operating costs associated with initial start up efforts. The Isle-Tunica began operations on July 26, 1999, and thus has no comparable operating results for the six months ending October 25, 1998.


Liquidity and Capital Resources

     At October 24, 1999, Isle of Capri had cash and cash equivalents of $88.8 million, compared to $85.1 million at April 25, 1999. The increase in cash is primarily a result of cash flow from operating activities. During the six months ended October 24, 1999, Isle of Capri's operating activities provided $43.9 million of cash, compared to $35.3 million of cash provided by operating activities in the quarter ended October 25, 1998. The increase in cash from operating activities was primarily due to increased revenues generated from the openings of the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and the Isle-Bossier City.

     Isle of Capri invested $40.5 million in property and equipment in the six months ended October 24, 1999, primarily for the development of the Isle-Tunica, the development of a 305-room deluxe hotel at the Isle-Bossier City and the development of a 235-room hotel at the Isle-Black Hawk.

     In October 1999, Isle of Capri entered into a definitive agreement to acquire Lady Luck in a merger transaction. Under the terms of the agreement, Lady Luck's common stockholders will receive cash in the amount of $12 per share for an aggregate share consideration of approximately $59 million and Isle of Capri will assume all of Lady Luck's outstanding debt in the amount of approximately $177 million. The agreement also provides for the redemption of Lady Luck's outstanding preferred stock in the amount of approximately $22 million. Closing is expected in the first half of 2000 pending the approval of Lady Luck's stockholders and gaming regulators and other contingencies. Subsequent to this agreement Lady Luck completed its acquisition of the Miss Marquette Casino in Marquette, Iowa for $41.7 million, for which Isle of Capri provided financing to Lady Luck in the amount of approximately $21 million. Additionally, Lady Luck had entered into an agreement to acquire the Lady Luck Casino and Hotel in downtown Las Vegas and certain other intellectual property for $45.5 million. The Company will fund the acquisition of Lady Luck through an amendment to its existing Senior
Credit Facility, and has received a commitment (the "Commitment") to amend its Senior Credit Facility in connection with the acquisition.

     In conjunction with the Lady Luck acquisition discussed above, Isle of Capri has entered into a letter of intent to acquire the other 50% interest in Lady Luck's Bettendorf, Iowa facility not owned by Lady Luck and related real estate in exchange for approximately 6.3 million shares of Isle of Capri common stock, subject to adjustment in certain circumstances. This interest is owned by members of the family of Bernard Goldstein, Isle of Capri's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors. This transaction is contingent upon the completion of Isle of Capri's acquisition of Lady Luck, the approval of Isle of Capri shareholders and other contingencies. The sellers have the option to receive up to $10 million of their consideration in cash rather than Isle of Capri common stock.

     Isle of Capri anticipates that a significant portion of its principal near-term capital requirements will relate to the expansion of the Isle-Tunica, the Isle-Lake Charles, the Isle-Black Hawk and the Isle-Biloxi. Isle of Capri plans to invest an additional amount of approximately $40.0 million to construct an on-site hotel at the Isle-Tunica with up to 250 rooms and two live entertainment theaters with combined seating for 2,000 people. The site work necessary for the construction of the hotel and theaters has begun. Isle of Capri has also recently begun construction of an on-site 250-room deluxe hotel at the Isle-Lake Charles, with an estimated cost of approximately $33.0 million. Additionally, the Isle-Black Hawk is continuing the construction of a hotel containing approximately 235 rooms at the Isle-Black Hawk for approximately $29.0 million. Isle of Capri is assisting Isle-Black Hawk with the financing of the development of this hotel and plans to loan $5.0 million with interest payable in cash and another $5.0 million with interest payable in kind (with additional notes). Additionally, Isle of Capri has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle-Black Hawk operations to complete the hotel.

     Subject to certain regulatory approvals, Isle of Capri plans to replace its existing casino at the Isle-Biloxi and construct an approximately 1,000-space parking garage and a podium containing entertainment and retail space. Isle of Capri estimates that the total cost of this expansion will be approximately $62.0 million. The podium will be constructed to support either a time-share facility, which may be developed by a joint venture, or additional hotel rooms. Isle of Capri has not entered into, and cannot be sure that it will be able to enter into, an agreement for development of the time-share facility.

     Isle of Capri has applied to the Missouri Gaming Commission for approval to develop and operate a riverboat casino in St. Louis County, Missouri. If Isle of Capri is successful in obtaining this approval, it intends to begin construction of the facility as soon as possible. The Company intends to fund the development through an amendment to its existing Senior Credit Facility.

     Isle of Capri has applied for a license from the Louisiana Gaming Commission to develop and operate a riverboat casino in St. Bernard Parish, Louisiana. If Isle of Capri is successful in obtaining this license, it intends to begin construction as soon as possible. The Company intends to fund the development through an amendment to its existing Senior Credit Facility.

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

     Isle of Capri anticipates that capital improvements approximating $18.9 million will be made during fiscal 2000 (approximately $6.6 million of which have been made as of the end of the second quarter) to maintain its existing facilities and remain competitive in its markets. Isle of Capri expects that available cash and cash from future operations, as well as borrowings under its Senior Credit Facility, will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements.
There is no assurance that Isle of Capri will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow Isle of Capri to remain competitive in its existing markets. In addition, the indenture governing the 8 3/4 % Senior Subordinated Notes restricts, among other things, Isle of Capri's ability to borrow money, create liens, make restricted payments and sell assets.

     Isle of Capri's Senior Credit Facility limits, among other things, Isle of Capri's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, the Senior Credit Facility requires Isle of Capri to meet certain financial ratios and tests, including: a minimum consolidated net worth test, a maximum consolidated total leverage test, a maximum consolidated senior leverage test and a minimum consolidated fixed charge coverage test.

     Isle of Capri must repay all amounts borrowed under its Senior Credit Facility by July 23, 2004. Isle of Capri will be required to make quarterly principal payments on the $50.0 million term loan portion of its Senior Credit Facility beginning in July 1999. Such payments will initially be $0.8 million per quarter and will increase by $0.8 million per quarter in July of each year that the term loan is outstanding. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its Senior Credit Facility and interest payments of $17.1 million semi-annually on its 8 3/4 % Senior Subordinated Notes.

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


Year 2000 Compliance

     Isle of Capri has completed the evaluation of its information technology infrastructure for Year 2000 issues. The evaluation process included a detailed inventory of all computer hardware and software systems, detailed vendor communication and the creation of a concise Year 2000 plan. All of Isle of Capri's significant systems infrastructure is currently Year 2000 compliant. Isle of Capri has received assurances that it believes are reasonable from vendors of material products used by Isle of Capri that their products are Year 2000 compliant. Isle of Capri is changing to a casino player tracking and table system which is Year 2000 compliant. The total cost of this change is approximately $0.4 million. Isle of Capri has not incurred and does not intend to incur any material costs to modify its information technology infrastructure in order to be Year 2000 compliant. All software needed will be provided by the respective information technology vendor at no charge to Isle of Capri. Isle of Capri has completed all necessary software modifications.

     Isle of Capri and its results of operations and financial condition could be adversely affected by a failure of one or more of the third parties with which it does business to satisfactorily address and resolve any Year 2000 issues. In addition, Year 2000 difficulties experienced by public utilities, the banking system, the postal system or other similar infrastructure enterprises could adversely affect Isle of Capri. However, Isle of Capri believes that the impact of such problems on Isle of Capri would be the same as on other businesses in the same area or areas. Isle of Capri believes these risks range from slight financial malfunctions to, in a worst case scenario, an extensive and costly inability to communicate with customers and suppliers. Isle of Capri has completed its programming which it believes to be effective to resolve all of the Company's significant Year 2000 issues.

                           PART II - OTHER INFORMATION

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

     In February 1998, the Isle-Vicksburg was named as a defendant in an action brought by an individual who owns property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The amended complaint alleged that the defendants entered into an agreement to conduct a campaign opposing a gaming application for a site next to property owned by the plaintiffs. The plaintiffs alleged that because of this agreement trade was improperly restrained and competition in the gaming business was reduced. The plaintiffs further alleged that the defendants conspired for the purpose of injuring the plaintiffs' property rights. The Company denies any liability; however, in order to avoid the cost of litigation and the risk of adverse judgement, the Company settled this suit, without admitting liability, on October 13, 1999.

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

               None.

ITEM  3.       DEFAULTS  UPON  SENIOR  SECURITIES

               None.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

                  The Annual Meeting of Stockholders was held September 22,
               1999 at which time the following matters were submitted to a vote of the stockholders:

               (1)   To elect seven persons to the Company's Board of Directors;

               (2) To approve an amendment to the Company's 1993 Stock Option Plan to increase the number of shares of the Company's common stock available for issuance thereunder by 1,150,000 shares; and

               (3) To approve the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending April 30, 2000.

                  At the Annual Meeting of Stockholders, each of the following individuals were elected to serve as directors of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:




Name                    For      Withhold  Against
----                    ---      --------  -------
Bernard Goldstein .  19,965,528    18,333        -
John M. Gallaway. .  19,965,528    18,333        -
Allan B. Solomon. .  19,965,528    18,333        -
Robert S. Goldstein  19,958,475    25,386        -
Allan J. Glazer . .  19,965,528    18,333        -
Emanuel Crystal . .  19,965,528    18,333        -
Randolph Baker. . .  19,965,528    18,333        -

The voting on the other matters as ordered at the Annual Meeting of Stockholders was as follows:




Matter                                  For      Withhold   Against
------                                  ---      --------  ---------
Amendment to 1993 Stock Option Plan  17,010,875   542,329  2,430,657

Selection of Ernst & Young LLP. . .  19,943,389    32,740      7,282


ITEM  5.       OTHER  INFORMATION

               None.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Documents  Filed  as  Part  of  this  Report.
             --------------------------------------------

             1.     Exhibits.
                    --------

               A list of the exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

             2.     Reports  on  Form  8-K.
                    -----------------------

During the quarter ended October 24, 1999, the Company filed the following report on Form 8-K:

Current Report on Form 8-K filed on October 15, 1999, containing the merger agreement between Lady Luck and Isle of Capri, other agreements related to the Lady Luck acquisition and the press release announcing the Lady Luck acquisition agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  December  7,  1999      /s/  Rexford  A.  Yeisley
                               --------------------------
                         Rexford A. Yeisley, Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number     Exhibit
------     -------

27          Financial  Data  Schedule.