Form 10-Q
period 2000-01-23
ISLE OF CAPRI CASINOS INC
filed 2000-03-07
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 23, 2000

                                       OR

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
        SECURITIES  EXCHANGE  ACT  OF  1934
 For the transition period from ______________________ to ______________________

                         Commission File Number 0-20538
                                                -------

                           ISLE OF CAPRI CASINOS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     41-1659606
                 --------                                     ----------
     (State  or  other  jurisdiction                     (I.R.S.  Employer
     of  incorporation  or  organization)              Identification  Number)

1641 Popps Ferry Road, Biloxi,  Mississippi                            39532
-------------------------------------------                            -----
(Address  of  principal  executive  offices)                        (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (228) 396-7000

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

As of March 2, 2000, the Company had a total of 30,266,239 shares of Common Stock outstanding.

                                    ISLE OF CAPRI CASINOS, INC.
                                             FORM 10-Q
                                               INDEX


                                                                          PAGE
PART I   FINANCIAL INFORMATION
------

 ITEM 1.    FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS, JANUARY 23, 2000
            (UNAUDITED) AND APRIL 25, 1999 . . . . . . . . . . . . . . . . . .1

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR
            THE THREE AND NINE MONTHS ENDED JANUARY 23, 2000
            AND JANUARY 24, 1999 (UNAUDITED) . . . . . . . . . . . . . . . . .2

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED JANUARY 23, 2000
            (UNAUDITED). . . . . . . . . . . . . . . . . . . . . . . . . . . .3

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE NINE MONTHS ENDED JANUARY 23, 2000 AND
            JANUARY 24, 1999 (UNAUDITED) . . . . . . . . . . . . . . . . . . .4

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
            STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .17

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

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .26

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

 ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .26

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .27

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

EXHIBIT LIST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29



                                          ISLE OF CAPRI CASINOS, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except per share data)


                                                                                      January 23,   April 25,
                                 ASSETS                                                  2000         1999
                                 ------                                              ------------  -----------
                                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     82,533  $   85,117
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,697       5,935
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,149           -
    Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       7,509
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,684       4,684
    Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .         6,851       5,771
                                                                                     ------------  -----------
                         Total current assets . . . . . . . . . . . . . . . . . . .       118,914     109,016
Property and equipment - net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       447,935     411,176
Other assets:
    Investment in and advances to joint ventures. . . . . . . . . . . . . . . . . .         2,268       1,851
    Property held for development or sale . . . . . . . . . . . . . . . . . . . . .         3,782       5,532
    Licenses and other intangible assets, net of accumulated amortization of
           $11,138 and $8,960, respectively . . . . . . . . . . . . . . . . . . . .        61,230      63,408
    Goodwill, net of accumulated amortization of $9,924 and $8,144, respectively. .        51,038      52,818
    Berthing, concession, and leasehold rights, net of accumulated amortization of
           $2,384 and $2,149, respectively. . . . . . . . . . . . . . . . . . . . .         3,884       4,119
    Deferred financing costs, net of accumulated amortization of $2,984 and
           $1,178, respectively . . . . . . . . . . . . . . . . . . . . . . . . . .        17,656      19,351
    Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,389       5,480
    Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . .         3,340       3,733
                                                                                     ------------  -----------
                         Total assets . . . . . . . . . . . . . . . . . . . . . . .  $    713,436  $  676,484
                                                                                     ============  ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
    Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .  $      8,811  $    5,883
    Accounts payable, trade . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,525      20,102
    Accrued liabilities:
        Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,439       2,033
        Payroll and related . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,839      23,867
        Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . . .        13,213      11,700
        Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,278           -
        Progressive jackpots and slot club awards . . . . . . . . . . . . . . . . .         6,881       5,351
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,213       9,888
                                                                                     ------------  -----------
                         Total current liabilities. . . . . . . . . . . . . . . . .        98,199      78,824
Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . . . . .       517,528     526,873
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,057       4,689

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,386       4,143
Stockholders' equity:
    Preferred stock, $.01 par value; 2,050,000 shares authorized; none issued . . .             -           -
    Common stock, $.01 par value; 45,000,000 shares authorized; shares issued and
           outstanding: 23,950,089 and 23,568,562, respectively . . . . . . . . . .           239         236
    Class B common stock, $.01 par value; 3,000,000 shares authorized, none
           issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           -
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .        65,413      63,146
    Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . .        16,614      (1,427)
                                                                                     ------------  -----------
                         Total stockholders' equity . . . . . . . . . . . . . . . .        82,266      61,955
                                                                                     ------------  -----------

                         Total liabilities and stockholders' equity . . . . . . . .  $    713,436  $  676,484
                                                                                     ============  ===========

                 See notes to consolidated financial statements


                                                   ISLE OF CAPRI CASINOS, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                              (In thousands, except per share data)


                                                                   Three Months Ended                  Nine Months Ended
                                                              January 23,           January 24,      January 23,    January 24,
                                                                 2000                 1999              2000           1999
                                                         --------------------  -------------------  -------------  -------------
Revenue
       Casino . . . . . . . . . . . . . . . . . . . . .  $           139,001   $          101,893   $    408,814   $    297,744
       Rooms. . . . . . . . . . . . . . . . . . . . . .                2,568                2,167          8,013          7,988
       Pari-mutuel commissions and fees . . . . . . . .                5,477                5,542         13,826         13,514
       Food, beverage and other . . . . . . . . . . . .                6,678                5,518         20,273         16,879
                                                         --------------------  -------------------  -------------  -------------
               Total revenue. . . . . . . . . . . . . .              153,724              115,120        450,926        336,125
Operating Expenses
       Casino . . . . . . . . . . . . . . . . . . . . .               27,498               19,629         77,702         55,821
       Rooms. . . . . . . . . . . . . . . . . . . . . .                1,251                  798          3,699          2,793
       Gaming taxes . . . . . . . . . . . . . . . . . .               28,448               20,912         82,196         61,288
       Pari-mutuel. . . . . . . . . . . . . . . . . . .                4,076                4,083         10,542         10,193
       Food and beverage. . . . . . . . . . . . . . . .                4,167                3,262         12,476         10,429
       Marine and facilities. . . . . . . . . . . . . .                8,353                7,227         26,898         20,577
       Marketing and administrative . . . . . . . . . .               47,511               34,343        138,889        101,417
       Accrued litigation settlement (reversal) . . . .                    -               (4,215)             -         (4,215)
       Valuation allowance. . . . . . . . . . . . . . .                    -                5,097              -          5,097
       Preopening expenses. . . . . . . . . . . . . . .                    -                3,320          3,420          3,320
       Depreciation and amortization. . . . . . . . . .                9,336                8,762         27,261         25,894
                                                         --------------------  -------------------  -------------  -------------
               Total operating expenses . . . . . . . .              130,640              103,218        383,083        292,614
                                                         --------------------  -------------------  -------------  -------------
       Operating income . . . . . . . . . . . . . . . .               23,084               11,902         67,843         43,511
       Interest expense . . . . . . . . . . . . . . . .              (13,649)             (11,676)       (39,214)       (35,701)
       Interest income. . . . . . . . . . . . . . . . .                1,162                  710          2,705          2,349
       Gain on disposal . . . . . . . . . . . . . . . .                    -                    -          3,106              -
       Minority interest. . . . . . . . . . . . . . . .               (1,053)               1,670         (2,244)         2,197
       Equity in income (loss)
            of unconsolidated joint ventures. . . . . .                 (417)                (479)           220         (1,140)
                                                         --------------------  -------------------  -------------  -------------
       Income before income taxes . . . . . . . . . . .                9,127                2,127         32,416         11,216
       Income tax provision . . . . . . . . . . . . . .                4,246                1,082         14,375          5,551
                                                         --------------------  -------------------  -------------  -------------
       Net income . . . . . . . . . . . . . . . . . . .  $             4,881   $            1,045   $     18,041   $      5,665
                                                         ====================  ===================  =============  =============

       Net income per common share - basic. . . . . . .  $              0.20   $             0.04   $       0.76   $       0.24
       Net income per common share - assuming dilution.  $              0.19   $             0.04   $       0.71   $       0.24

       Weighted average basic shares. . . . . . . . . .               23,893               23,569         23,740         23,569
       Weighted average diluted shares. . . . . . . . .               25,938               23,684         25,353         23,663

                            See notes to consolidated financial statements

                                           ISLE OF CAPRI CASINOS, INC.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 (In thousands)


                                                  Shares of                Additional  Retained       Total
                                                    Common      Common      Paid-in    Earnings    Stockholders'
                                                    Stock       Stock       Capital    (Deficit)      Equity
                                                  ----------  -----------  ---------  ----------  --------------
Balance, April 25, 1999. . . . . . . . . . . . .  23,568,562  $       236  $  63,146  $  (1,427)  $       61,955
         Exercise of stock options and warrants.     381,527            3      2,267          -            2,270
         Net income. . . . . . . . . . . . . . .           -            -          -     18,041           18,041
                                                  ----------  -----------  ---------  ----------  --------------
Balance, January 23, 2000 (Unaudited). . . . . .  23,950,089  $       239  $  65,413  $  16,614   $       82,266
                                                  ==========  ===========  =========  ==========  ==============

                 See notes to consolidated financial statements


                                      ISLE OF CAPRI CASINOS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                            (In thousands)


                                                                            Nine Months Ended
                                                                       January 23,        January 24,
                                                                          2000               1999
                                                                    -------------------  -------------
Operating Activities:
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           18,041   $      5,665
Adjustments to reconcile net income to net cash provided by
        operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . .              27,261         25,894
        Deferred income taxes. . . . . . . . . . . . . . . . . . .               4,368              -
        Amortization of bond discount and deferred financing costs               1,806          1,736
        Valuation allowance. . . . . . . . . . . . . . . . . . . .                   -          5,097
        Gain on disposal of assets . . . . . . . . . . . . . . . .              (3,106)             -
        Equity in (income) loss of unconsolidated joint ventures .                (220)         1,140
        Minority interest. . . . . . . . . . . . . . . . . . . . .               2,244         (2,197)
        Changes in current assets and liabilities:
                 Accounts receivable . . . . . . . . . . . . . . .               1,867         (4,164)
                 Income tax receivable . . . . . . . . . . . . . .               7,509          6,265
                 Prepaid expenses and other assets . . . . . . . .                (957)           266
                 Accounts payable and accrued expenses . . . . . .              15,468         17,495
                                                                    -------------------  -------------
Net cash provided by operating activities. . . . . . . . . . . . .              74,281         57,197

Investing activities:
Purchase of property and equipment . . . . . . . . . . . . . . . .             (60,063)       (73,243)
Net cash paid for acquisitions . . . . . . . . . . . . . . . . . .                   -            500
Proceeds from disposals of property and equipment. . . . . . . . .               6,065              -
Investments in and advances to joint ventures. . . . . . . . . . .                (198)             -
Decrease in restricted cash. . . . . . . . . . . . . . . . . . . .               2,091         37,461
Deposits and other . . . . . . . . . . . . . . . . . . . . . . . .                (357)        (2,726)
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . .             (20,149)             -
                                                                    -------------------  -------------
Net cash used in investing activities. . . . . . . . . . . . . . .             (72,611)       (38,008)

Financing activities:
Proceeds from debt . . . . . . . . . . . . . . . . . . . . . . . .                   -          6,589
Principal payments on debt and cash paid to retire debt. . . . . .              (6,413)        (9,496)
Deferred financing costs . . . . . . . . . . . . . . . . . . . . .                (111)            (7)
Proceeds from sale of stock and exercise of options and warrants .               2,270              -
                                                                    -------------------  -------------
Net cash used in financing activites . . . . . . . . . . . . . . .              (4,254)        (2,914)

Net increase (decrease) in cash and cash equivalents . . . . . . .              (2,584)        16,275
Cash and cash equivalents at beginning of period . . . . . . . . .              85,117         52,460
                                                                    -------------------  -------------
Cash and cash equivalents at end of period . . . . . . . . . . . .  $           82,533   $     68,735
                                                                    ===================  =============

Supplemental disclosure of cash flow information:
Cash payments (receipts) for:
        Interest . . . . . . . . . . . . . . . . . . . . . . . . .  $           26,369   $     28,353
        Income taxes - net of refunds. . . . . . . . . . . . . . .              (1,933)         2,663

Supplemental schedule of noncash investing and financing
        activities:
Property and equipment funded through accounts payable . . . . . .                 944             43
Discount on note payable . . . . . . . . . . . . . . . . . . . . .                   -             95

                 See notes to consolidated financial statements

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 23, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 25, 1999.

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

     Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share:




                                                                Three Months Ended                  Nine Months Ended
                                                            January 23,        January 24,       January 23,   January 24,
                                                              2000                1999              2000          1999
                                                       -------------------  ------------------  ------------  ------------
Numerator:
        Net income. . . . . . . . . . . . . . . . . .  $             4,881  $            1,045  $     18,041  $      5,665
                                                       ===================  ==================  ============  ============
        Numerator for basic earnings per share -
              income available to common stockholders  $             4,881  $            1,045  $     18,041  $      5,665
        Effect of diluted securities. . . . . . . . .                    -                   -             -             -
                                                       -------------------  ------------------  ------------  ------------
        Numerator for diluted earnings per share-
              income available to common stockholders
                 after assumed conversions. . . . . .  $             4,881  $            1,045  $     18,041  $      5,665
                                                       ===================  ==================  ============  ============

Denominator:
        Denominator for basic earnings per share -
              weighted - average shares . . . . . . .               23,893              23,569        23,740        23,569
        Effect of dilutive securities
              Employee stock options. . . . . . . . .                1,880                 115         1,610            95
              Warrants. . . . . . . . . . . . . . . .                  165                   -             3             -
                                                       -------------------  ------------------  ------------  ------------
        Dilutive potential common shares. . . . . . .                2,045                 115         1,613            95
                                                       -------------------  ------------------  ------------  ------------
        Denominator for diluted earnings per share
              adjusted weighted - average shares and
              assumed conversions . . . . . . . . . .               25,938              23,684        25,353        23,663
                                                       ===================  ==================  ============  ============

        Basic earnings per share. . . . . . . . . . .  $              0.20  $             0.04  $       0.76  $       0.24
                                                       ===================  ==================  ============  ============

        Diluted earnings per share. . . . . . . . . .  $              0.19  $             0.04  $       0.71  $       0.24
                                                       ===================  ==================  ============  ============

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

     Effective April 26, 1999, Isle of Capri increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of those assets. Isle of Capri also reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. These two changes increased net income for the three months ended January 23, 2000 by $113,000, but did not change earnings per basic share. Earnings per diluted share changed by $0.01 for the three months ended January 23, 2000. For the nine months ended January 23, 2000, these two changes increased net income by $3,000, but did not change the earnings per basic share or earnings per diluted share. Excluding the changes in useful lives, net income, earnings per basic share, and earnings per diluted share would have been $4,767,000, $0.20, and $0.18, respectively, for the three months ended January 23, 2000. For the nine months ended
January 23, 2000, net income, earnings per basic share and earnings per diluted share would have been $18,038,000, $0.76, and $0.71, respectively, excluding the changes in useful lives.

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

    Restricted cash

          Restricted cash primarily represented cash proceeds from the 13% First Mortgage Notes due 2004 with Contingent Interest issued by Isle of Capri Black Hawk, L.L.C. ("Isle-Black Hawk") (the "First Mortgage Notes") held in trust by The Bank of New York, as trustee for Isle-Black Hawk, a majority-owned subsidiary of the Company. These funds were held in three separate accounts (Construction Disbursement, Completion Reserve and Interest Reserve) with usage restricted by an indenture between Isle-Black Hawk and the trustee, dated August 20, 1997 governing the First Mortgage Notes (the "Indenture"). As of January 23, 2000 these accounts were closed and the balances therein were released to Isle-Black Hawk. In addition, the Company has other restricted cash totaling $3.4 million related to various operating deposits.

4.  Isle of Capri Black Hawk, L.L.C.

     On April 25, 1997, a wholly-owned subsidiary of the Company, Casino America of Colorado, formed Isle-Black Hawk, a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. Isle-Black Hawk owns a casino in Black Hawk, Colorado, which opened on December 30, 1998. Isle-Black Hawk has begun to construct a hotel containing approximately 237 rooms at the site of the Isle-Black Hawk. The Company has a 57% ownership interest in Isle-Black Hawk. As a consolidated subsidiary of the Company, the operating results of Isle-Black Hawk are reflected in the consolidated results of the Company. Prior to December 30, 1998, Isle-Black Hawk was a development stage company.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.  Capri Cruises, L.L.C.

     On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. Cruise operations began in early June 1998. As of January 23, 2000, the Company had invested $3.0 million into this 50/50 unconsolidated joint venture, which is operating one cruise ship from the Port of New Orleans.

6.  Acquisitions

    Isle of Capri - Tunica

     In March 1999, the Company acquired the original Harrah's casino facility located in Tunica County, Mississippi for $9.5 million. The Company invested an additional $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. The Company opened the Isle-Tunica on July 26, 1999 with approximately 875 slot machines, 15 table games and its two trademark restaurants. The Company also plans to invest approximately $40.0 million more to construct an on-site hotel with up to 250 rooms and two live entertainment theaters with combined seating for 1,800 people. Construction of the hotel is currently underway and construction of the theaters is scheduled to begin during the first half of 2000.

    Lady Luck Gaming Corporation/Gemini, Inc.

     On March 2, 2000 the Company acquired Lady Luck Gaming Corporation ("Lady Luck") in a merger transaction pursuant to which Lady Luck became a wholly-owned subsidiary of the Company. Lady Luck's common stockholders received cash in the amount of $12.00 per share for an aggregate share consideration of approximately $59 million. Lady Luck operates dockside riverboat casinos and hotels in Lula and Natchez, Mississippi; owns a 50% interest in the Lady Luck Casino and Hotel in Bettendorf, Iowa; and on October 29, 1999, acquired the Miss Marquette Casino in Marquette, Iowa for $41.7 million. In November 1999, the Company made a secured loan of approximately $21.0 million to Lady Luck in order to assist Lady Luck in consummating its acquisition of the Miss Marquette riverboat in Marquette, Iowa. The Company also completed the acquisition of certain intellectual property for $31.0 million contemporaneously with the merger. The Company expects to complete the acquisition of the Las Vegas casino and hotel upon receipt of regulatory approval in Nevada. The acquisition price for the Las Vegas facility is $14.5 million.

    BRDC, Inc.

     On March 2, 2000 the Company merged with BRDC, Inc. ("BRDC") which owned a 50% interest in Lady Luck's Bettendorf, Iowa facility that was not owned by Lady Luck and related real estate in exchange for 6.3 million shares of the Company's common stock, subject to post-closing adjustment in certain circumstances. BRDC was owned by members of the family of Bernard Goldstein, the Company's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.  Long-Term  Debt




                                                                                       January 23,      April 25,
                                                                                           2000           1999
                                                                                      ---------------  ----------
Long-term debt consists of the following:                                                     (In thousands)

8 3/4 % senior subordinated notes (described below). . . . . . . . . . . . . . . . .  $       390,000  $  390,000
Variable rate Term Loan (7.82% at April 25, 1999), due in quarterly installments
    ranging from $833,333 to $4,166,667, not including interest, through April 2004.           47,500      50,000
12 1/2 % note payable, due in monthly installments of $125,000, including interest,
    beginning October 1997 through October 2005. . . . . . . . . . . . . . . . . . .            6,007       6,527
8 % note payable , due in monthly installments of $66,667, including interest,
    through July 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,753       2,283
8 % note payable , due in monthly installments of $11,365, including interest,
    through December 2015. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,222       1,250
11% note payable, issued by Isle of Capri Black Hawk, L.L.C., due August 2004;
    non-recourse to Isle of Capri Casinos, Inc.. . . . . . . . . . . . . . . . . . .              964       1,522
13% First Mortgage Notes, issued by Isle of Capri Black Hawk, L.L.C., due
    August 2004; non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . .           75,000      75,000
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,893       6,174
                                                                                      ---------------  ----------
                                                                                              526,339     532,756
Less: current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,811       5,883
                                                                                      ---------------  ----------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       517,528  $  526,873
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


                          Year                 Percentage
                          ----                 -----------
                          2004. . . . . . . .   104.375%
                          2005. . . . . . . .   102.917%
                          2006. . . . . . . .   101.458%
                          2007 and thereafter   100.000%

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

     Simultaneously, with the issuance of the Senior Subordinated Notes, the Company entered into a $175.0 million five-year Senior Credit Facility (the "Senior Credit Facility") comprised of a $50.0 million term loan and a $125.0 million revolver, which had no draws against it as of January 23, 2000. The Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., Isle-Black Hawk, and their subsidiaries. The Company used the initial borrowings under the Senior Credit Facility to repay certain existing debt and for working capital and for other general corporate purposes. This credit facility was subsequently replaced as forth in Note 11.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Long-Term Debt (Continued)

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




                          Year                 Percentage
                          ----                 -----------
                          2001. . . . . . . .   106.500%
                          2002. . . . . . . .   103.200%
                          2003 and thereafter   100.000%

     Beginning December 1999, Isle-Black Hawk will be required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the First Mortgage Notes that may be purchased with 50% of the Isle-Black Hawk's excess cash flow, as defined.

     On August 31, 1999, Isle-Black Hawk deferred its first contingent interest payment totaling $516,000. This amount was fully accrued as of August 31, 1999. The amount of contingent interest expense recorded for the three and nine months ended January 23, 2000 was $290,000 and $756,000, respectively.

     Isle of Capri has $4.5 million available in bank lines of credit other than the Senior Credit Facility. As of January 23, 2000, Isle of Capri had no outstanding balances under these lines of credit.

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

     Substantially all of Isle of Capri's assets are pledged as collateral for long-term debt under the Senior Credit Facility. At January 23, 2000, Isle of Capri was in compliance with all debt covenants.

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

     In November 1999, the Isle-Vicksburg was named as a defendant in an action brought by individuals who own property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The complaint alleges that the defendants entered into an agreement to conduct a campaign opposing a gaming application for a site on the Big Black River. The plaintiffs allege that because of this agreement trade was improperly restrained and competition in the gaming business was reduced. The plaintiffs further allege that the defendants conspired for the purpose of injuring the plaintiffs' property rights. The Company previously settled a lawsuit which asserted similar claims.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.  Contingencies (Continued)

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and judgment was rendered in the Company's favor on September 16, 1999 by the lower court. The case has been appealed, and is currently pending. The Company intends to vigorously defend this suit.

     The Company is engaged in various other litigation matters and has a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on the Company's consolidated financial position or results of operations.

9.  Preopening Expenses

     Preopening expenses of $3.4 million and $3.3 million represent salaries, benefits, training, marketing and other costs incurred in connection with the openings of the Isle-Tunica on July 26, 1999 and the Isle-Black Hawk on December 30, 1998, respectively.

10.  Valuation Allowance

     In the third quarter ended January 24, 1999, the Company recorded a valuation allowance totaling $5.1 million. The valuation allowance reflects the write-down of assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land the Company was planning to develop in Cripple Creek, Colorado. During the third quarter ended January 24, 1999, the Company entered an agreement to sell one of its two original riverboats for less than the recorded value. This sale closed during fiscal year 2000, however, the Company had adjusted the valuation allowance related to both riverboats to reflect the fair value, based on the agreed upon sales price as of the third quarter ended January 24, 1999. Also, management delayed its plans to develop a casino on land it owns in Cripple Creek, Colorado. Accordingly, during the third quarter ended January 24, 1999, management established a valuation allowance on the land it owns in Cripple Creek to reflect the fair value as the carrying value. Additionally, the valuation allowance included $2.7 million related to future obligations under an operating lease related to its Cripple Creek, Colorado project.

11.  Subsequent Events

     On March 2, 2000 Isle of Capri Casinos, Inc. amended and restated its Senior Credit Facility in connection with the acquisition of Lady Luck Gaming Corporation and BRDC, Inc., as well as to provide financing for the pending acquisitions of the Flamingo Hilton Riverboat Casino and of Davis Gaming Boonville, Inc. The previous $175.0 million Senior Credit Facility was expanded under the Amended and Restated agreement to a $600.0 million Senior Credit Facility, including a $125.0 million revolver, which was undrawn as of the date of this filing. On March 2, 2000, Isle of Capri drew $475.0 million under its Amended and Restated Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC. A portion of the initial $475.0 million draw was also used to repay outstanding amounts under the existing credit facility and to fund the redemption of Lady Luck notes and preferred stock.

     On March 2, 2000 the Company acquired Lady Luck Gaming Corporation in a merger transaction pursuant to which Lady Luck became a wholly-owned subsidiary of the Company. Lady Luck's common stockholders received cash in the amount of $12.00 per share for an aggregate share consideration of approximately $59 million. Lady Luck operates dockside riverboat casinos and hotels in Lula and Natchez, Mississippi; owns a 50% interest in the Lady Luck Casino and Hotel in Bettendorf, Iowa; and on October 29, 1999, acquired the Miss Marquette Casino in Marquette, Iowa for $41.7 million. In November 1999, the Company made a secured loan of approximately $21.0 million to Lady Luck in order to assist Lady Luck in consummating its acquisition of the Miss Marquette riverboat in Marquette, Iowa. The Company also completed the acquisition of certain intellectual property for $31.0 million contemporaneously with the merger. The Company expects to complete the acquisition of the Las Vegas casino and hotel upon receipt of regulatory approval in Nevada. The acquisition price for the Las Vegas facility is $14.5 million.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Subsequent Events (Continued)

     On March 2, 2000 the Company merged with BRDC, Inc. ("BRDC") which owned a 50% interest in Lady Luck's Bettendorf, Iowa facility that was not owned by Lady Luck and related real estate in exchange for 6.3 million shares of the Company's common stock, subject to post-closing adjustment in certain circumstances.
BRDC was owned by members of the family of Bernard Goldstein, the Company's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors.

     In February 2000, the Company entered into a definitive agreement to acquire certain assets of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri from Flamingo Hilton Riverboat, L.P., a subsidiary of Hilton Hotels Corporation for $33.5 million in cash less certain assumed liabilities. Isle of Capri expects to complete this acquisition during its first fiscal 2001 quarter ending July 2000, and the closing is subject to a due diligence review and receipt of all regulatory approvals. Isle of Capri anticipates investing up to an additional $15.0 million in this project, primarily to re-theme the casino into an Isle of Capri Casino. Isle of Capri intends to fund this acquisition and improvements through its Amended and Restated Senior Credit Facility.

     Additionally, in February 2000, the Company entered into a definitive agreement to acquire Davis Gaming Boonville, Inc., which has a preliminary approval to develop a gaming facility in Boonville, Missouri. If the transaction closes, Isle of Capri intends to develop a casino project in Boonville with a total expected investment of approximately $75.0 million which includes the purchase price to be paid for Davis Gaming Boonville, Inc. Isle of Capri expects to complete this acquisition during the fourth quarter of its fiscal 2000, subject to a due diligence review and receipt of all regulatory approvals, including from the City of Boonville and the State of Missouri. Isle of Capri expects to begin construction on this project four months after receiving the necessary approvals and intends to fund this development through its Amended and Restated Senior Credit Facility.

     In February 2000, Isle-Black Hawk made its first contingent interest payment totaling $1.0 million as required by the Isle-Black Hawk's First Mortgage Notes. This amount was fully accrued as of the third quarter ended January 23, 2000.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.  Consolidating  Condensed  Financial  Information

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million
8 3/4 % Senior Subordinated Notes due 2009. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three and nine months ended January 23, 2000 and January 24, 1999 and as of January 23, 2000 and April 25, 1999.


                           ISLE OF CAPRI CASINOS, INC.
       CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY
                              FINANCIAL INFORMATION
  FOR THE THREE AND NINE MONTHS ENDED JANUARY 23, 2000 AND JANUARY 24, 1999 AND
             BALANCE SHEET AS OF JANUARY 23, 2000 AND APRIL 25, 1999
                                   (UNAUDITED)
                                  (In Thousands)



                                                                         (b)
                                      Isle of Capri       (a)         Non-Wholly
                                      Casinos, Inc.      Wholly         Owned          Consolidating
                                       Guarantor         Owned           Non-              and         Isle of Capri
                                        (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                        Obligor)      Subsidiaries    Subsidiaries       Entries       Consolidated
                                    ---------------  --------------  --------------  ---------------  ---------------
As of January 23, 2000
Balance Sheet
----------------------------
Current assets . . . . . . . . . .  $       44,371   $       60,264  $      14,279  $            -   $      118,914
Intercompany receivables . . . . .         212,309           94,825              7        (307,141)               -
Investments in subsidiaries. . . .         259,582                -              -        (257,314)           2,268
Property and equipment, net. . . .           5,360          351,114         91,461               -          447,935
Other assets . . . . . . . . . . .          35,382          105,216          3,721               -          144,319
                                    ---------------  --------------  -------------  ---------------  --------------
Total assets . . . . . . . . . . .  $      557,004   $      611,419  $     109,468  $     (564,455)  $      713,436
                                    ===============  ==============  =============  ===============  ==============

Current liabilities. . . . .  $       27,697   $       53,624  $      16,878  $            -   $       98,199
Intercompany payable . . . .          23,892          278,662          4,586        (307,140)               -
Long-term debt,
     less current maturities         435,403            7,125         75,000               -          517,528
Deferred income taxes. . . .         (12,253)          21,310              -               -            9,057
Minority interest. . . . . .               -                -              -           6,386            6,386
Stockholders' equity . . . .          82,265          250,698         13,004        (263,701)          82,266
                              ---------------  ---------------  -------------  --------------  --------------
Total liabilities and
Stockholders' equity . . . .  $      557,004   $      611,419  $     109,468  $     (564,455)  $      713,436
                              ===============  ==============  =============  ===============  ==============

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                         (b)
                                      Isle of Capri       (a)         Non-Wholly
                                      Casinos, Inc.      Wholly         Owned          Consolidating
                                       Guarantor         Owned           Non-              and         Isle of Capri
                                        (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                        Obligor)      Subsidiaries    Subsidiaries       Entries       Consolidated
                                    ---------------  --------------  --------------  ---------------  ---------------
For the three months ended
January 23, 2000
Statement of Operations
----------------------------------
Revenue:
     Casino. . . . . . . . . . . .  $            -   $     116,040   $      22,961   $            -   $      139,001
     Room, food, beverage
          and other. . . . . . . .             286          13,394           1,043                -           14,723
                                    ---------------  --------------  --------------  ---------------  ---------------
Total revenue. . . . . . . . . . .             286         129,434          24,004                -          153,724

Operating expenses:
     Casino. . . . . . . . . . . .               -          24,260           3,238                -           27,498
     Gaming taxes. . . . . . . . .               -          23,833           4,615                -           28,448
     Rooms, food, beverage
          and other. . . . . . . .           1,662          53,246          10,450                -           65,358
     Depreciation and
          amortization . . . . . .             269           8,500             567                -            9,336
                                    ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . .           1,931         109,839          18,870                -          130,640
                                    ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss). . . . . .          (1,645)         19,595           5,134                -           23,084
Interest expense, net. . . . . . .          (1,319)         (8,482)         (2,686)               -          (12,487)
Minority interest. . . . . . . . .               -               -               -           (1,053)          (1,053)
Equity in income (loss) of
     unconsolidated joint venture.          12,087          10,575               -          (23,079)            (417)
                                    ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before
     income taxes. . . . . . . . .           9,123          21,688           2,448          (24,132)           9,127
Income tax provision . . . . . . .           4,246               -               -                -            4,246
                                    ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . .  $        4,877   $      21,688   $       2,448   $      (24,132)  $        4,881
                                    ===============  ==============  ==============  ===============  ===============

For the nine months ended
January 23, 2000
Statement of Operations
----------------------------------
Revenue:
     Casino. . . . . . . . . . . .  $            -   $     346,168   $      62,646   $            -   $      408,814
     Rooms, food, beverage
          and other. . . . . . . .             663          38,042           3,407                -           42,112
                                    ---------------  --------------  --------------  ---------------  ---------------
Total revenue. . . . . . . . . . .             663         384,210          66,053                -          450,926

Operating expenses:
     Casino. . . . . . . . . . . .               -          68,840           8,862                -           77,702
     Gaming taxes. . . . . . . . .               -          69,778          12,418                -           82,196
     Rooms, food, beverage
          and other. . . . . . . .           4,861         161,091          29,972                -          195,924
     Depreciation and
          amortization . . . . . .             744          24,960           1,557                -           27,261
                                    ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . .           5,605         324,669          52,809                -          383,083
                                    ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss). . . . . .          (4,942)         59,541          13,244                -           67,843
Interest expense, net. . . . . . .          (2,913)        (25,569)         (8,027)               -          (36,509)
Gain on disposal . . . . . . . . .           3,106               -               -                -            3,106
Minority interest. . . . . . . . .               -               -               -           (2,244)          (2,244)
Equity in income (loss) of
     unconsolidated joint venture.          37,158          28,056               -          (64,994)             220
                                    ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before
     income taxes. . . . . . . . .          32,409          62,028           5,217          (67,238)          32,416
Income tax provision . . . . . . .          14,375               -               -                -           14,375
                                    ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . .  $       18,034   $      62,028   $       5,217   $      (67,238)  $       18,041
                                    ===============  ==============  ==============  ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




                                                                         (b)
                                      Isle of Capri       (a)         Non-Wholly
                                      Casinos, Inc.      Wholly         Owned          Consolidating
                                       Guarantor         Owned           Non-              and         Isle of Capri
                                        (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                        Obligor)      Subsidiaries    Subsidiaries       Entries       Consolidated
                                    ---------------  --------------  --------------  ---------------  ---------------
For the nine months ended
January 23, 2000
Statement of Cash Flows
----------------------------------
Net cash provided by (used in)
     operating activities. . . . .  $       40,386   $      57,848   $      13,203   $      (37,156)  $       74,281
Net cash provided by (used in)
     investing activities. . . . .         (53,108)        (46,607)        (10,052)          37,156          (72,611)
Net cash used in
     financing activities. . . . .          (1,766)         (1,930)           (558)               -           (4,254)
                                    ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash
     and cash equivalents. . . . .         (14,488)          9,311           2,593                -           (2,584)
Cash and cash equivalents at
     beginning of the period . . .          35,826          38,374          10,917                -           85,117
                                    ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the period . . . . . .  $       21,338   $      47,685   $      13,510   $            -   $       82,533
                                    ===============  ==============  ==============  ===============  ===============

For the three months ended
January 24, 1999
Statement of Operations
----------------------------------
Revenue:
     Casino. . . . . . . . . . . .  $            -   $      97,457   $       4,436   $            -   $      101,893
     Rooms, food, beverage
          and other. . . . . . . .              70          13,018             231              (92)          13,227
                                    ---------------  --------------  --------------  ---------------  ---------------
Total revenue. . . . . . . . . . .              70         110,475           4,667              (92)         115,120

Operating expenses:
     Casino. . . . . . . . . . . .               -          19,061             568                -           19,629
     Gaming taxes. . . . . . . . .               -          19,960             952                -           20,912
     Rooms, food, beverage
          and other. . . . . . . .           6,699          41,513           5,795              (92)          53,915
     Depreciation and
          amortization . . . . . .             802           7,726             234                -            8,762
                                    ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . .           7,501          88,260           7,549              (92)         103,218
                                    ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss). . . . . .          (7,431)         22,215          (2,882)               -           11,902
Interest expense, net. . . . . . .          (1,497)         (8,468)         (1,001)               -          (10,966)
Minority interest. . . . . . . . .               -               -               -            1,670            1,670
Equity in income (loss) of
     unconsolidated joint venture.          11,059          11,471               -          (23,009)            (479)
                                    ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before
     income taxes. . . . . . . . .           2,131          25,218          (3,883)         (21,339)           2,127
Income tax provision . . . . . . .           1,082               -               -                -            1,082
                                    ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . .  $        1,049   $      25,218   $      (3,883)  $      (21,339)  $        1,045
                                    ===============  ==============  ==============  ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                         (b)
                                      Isle of Capri       (a)         Non-Wholly
                                      Casinos, Inc.      Wholly         Owned          Consolidating
                                       Guarantor         Owned           Non-              and         Isle of Capri
                                        (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                        Obligor)      Subsidiaries    Subsidiaries       Entries       Consolidated
                                    ---------------  --------------  --------------  ---------------  ---------------
For the nine months ended
January 24, 1999
Statement of Operations
----------------------------------
Revenue:
     Casino. . . . . . . . . . . .  $            -   $     293,308   $       4,436   $            -   $      297,744
     Rooms, food, beverage
          and other. . . . . . . .             193          38,213             231             (256)          38,381
                                    ---------------  --------------  --------------  ---------------  ---------------
Total revenue. . . . . . . . . . .             193         331,521           4,667             (256)         336,125

Operating expenses:
     Casino. . . . . . . . . . . .               -          55,253             568                -           55,821
     Gaming taxes. . . . . . . . .               -          60,336             952                -           61,288
     Rooms, food, beverage
          and other. . . . . . . .          10,372         133,700           5,795             (256)         149,611
     Depreciation and
          amortization . . . . . .           2,381          23,279             234                -           25,894
                                    ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . .          12,753         272,568           7,549             (256)         292,614
                                    ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss). . . . . .         (12,560)         58,953          (2,882)               -           43,511
Interest expense, net. . . . . . .          (4,670)        (26,407)         (2,275)               -          (33,352)
Minority interest. . . . . . . . .               -               -               -            2,197            2,197
Equity in income (loss) of
     unconsolidated joint venture.          28,444          25,662               -          (55,246)          (1,140)
                                    ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before
     income taxes. . . . . . . . .          11,214          58,208          (5,157)         (53,049)          11,216
Income tax provision . . . . . . .           5,551               -               -                -            5,551
                                    ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . .  $        5,663   $      58,208   $      (5,157)  $      (53,049)  $        5,665
                                    ===============  ==============  ==============  ===============  ===============

For the nine months ended
January 24, 1999
Statement of Cash Flows
----------------------------------
Net cash provided by (used in)
     operating activities. . . . .  $       40,793   $      42,988   $       3,281   $      (29,865)  $       57,197
Net cash provided by (used in)
     investing activities. . . . .         (33,036)        (35,299)            462           29,865          (38,008)
Net cash provided by (used in)
     financing activities. . . . .          (2,025)         (2,382)          1,493                -           (2,914)
                                    ---------------  --------------  --------------  ---------------  ---------------
Net increase in cash
     and cash equivalents. . . . .           5,732           5,307           5,236                -           16,275
Cash and cash equivalents at
     beginning of the period . . .          20,020          31,893             547                -           52,460
                                    ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the period . . . . . .  $       25,752   $      37,200   $       5,783   $            -   $       68,735
                                    ===============  ==============  ==============  ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                                         (b)
                                      Isle of Capri       (a)         Non-Wholly
                                      Casinos, Inc.      Wholly         Owned          Consolidating
                                       Guarantor         Owned           Non-              and         Isle of Capri
                                        (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                        Obligor)      Subsidiaries    Subsidiaries       Entries       Consolidated
                                    ---------------  --------------  --------------  ---------------  ---------------
As of April 25, 1999
Balance Sheet
----------------------------
Current assets . . . . . . . . . .  $        36,599  $       60,679  $       11,738  $             -   $      109,016
Intercompany receivables . . . . .          220,578         159,361               -         (379,939)               -
Investments in subsidiaries. . . .          233,541               -               -         (231,690)           1,851
Property and equipment, net. . . .            6,605         324,194          80,377                -          411,176
Other assets . . . . . . . . . . .           44,377         103,916           6,148                -          154,441
                                    ---------------  --------------  --------------  ----------------  --------------
Total assets . . . . . . . . . . .  $       541,700  $      648,150  $       98,263  $      (611,629)  $      676,484
                                    ===============  ==============  ==============  ================  ==============

Current liabilities. . . . . . . .  $        13,395  $       56,074  $        9,419  $           (64)  $       78,824
Intercompany payable . . . . . . .           24,593         349,994           5,289         (379,876)               -
Long-term debt,
     less current maturities . . .          441,757           9,348          75,768                -          526,873
Deferred income taxes. . . . . . .                -           4,689               -                -            4,689
Minority interest. . . . . . . . .                -               -               -            4,143            4,143
Stockholders' equity . . . . . . .           61,955         228,045           7,787         (235,832)          61,955
                                    ---------------  --------------  --------------  ----------------  --------------
Total liabilities and
stockholders' equity . . . . . . .  $       541,700  $      648,150  $       98,263  $      (611,629)  $      676,484
                                    ===============  ==============  ==============  ================  ==============

(a) Certain of the Company's wholly owned subsidiaries were guarantors on the 8 3/4 % Senior Subordinated Notes, including the following: Riverboat Corporation of Mississippi, Riverboat Corporation of Mississippi Vicksburg, Isle of Capri - Tunica, Inc., Louisiana Riverboat Gaming Partnership, St.Charles Gaming Company, Inc., Grand Palais Riverboat, Inc., and PPI, Inc.

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

     The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, its plans to acquire the Flamingo Casino in Kansas City, Missouri, to acquire Davis Gaming Boonville, Inc. and to develop hotels at the Isle-Lake Charles, the Isle-Black Hawk and the Isle-Tunica and the expansion of other non-gaming amenities at all of the Company's facilities, including the conversion of the recently acquired Lady Luck facilities to Isle of Capri themed casinos, are forward-looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials or labor and unforeseen delays resulting from a failure to obtain necessary approvals.

General

     Isle of Capri's results of operations for the nine fiscal months ended January 23, 2000 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Tunica and the Isle-Black Hawk.

     Isle of Capri believes that its historical results of operations may not be indicative of its future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of Isle of Capri's markets, as new casinos open and existing casinos add to or enhance their facilities, and because of its recent acquisition of Lady Luck and related amendment of its Senior Credit Facility.

     Isle of Capri also believes that its operating results are affected by seasonality. Seasonality has historically caused the operating results for Isle of Capri's first and fourth fiscal quarters ending in July and April, respectively, to be notably better than the operating results for the second and third fiscal quarters ending October and January, respectively.

Results of Operations

Three Fiscal Months Ended January 23, 2000 Compared to Three Fiscal Months Ended January 24, 1999 - Consolidated Company

     Total revenue for the quarter ended January 23, 2000 was $153.7 million, which included $139.0 million of casino revenue, $2.6 million of room revenue, $5.5 million of pari-mutuel commissions and $6.7 million of food, beverage and other revenue. This compares to total revenue for the previous quarter ended January 24, 1999 of $115.1 million, which included $101.9 million of casino revenue, $2.2 million of room revenue, $5.5 million of pari-mutuel commissions and $5.5 million of food, beverage and other revenue. Casino revenue increased primarily as a result of the commencement of operations at the Isle-Black Hawk on December 30, 1998 and the Isle-Tunica on July 26, 1999, increased market share at the Isle-Lake Charles, and the effects of opening a 124-room hotel at the Isle-Vicksburg and a 305-room hotel at the Isle-Bossier City. Room revenue increased as a result of the opening of new hotel rooms at the Isle-Vicksburg and the Isle-Bossier City. Food, beverage and other revenue has increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica; and the new hotel rooms at the Isle-Vicksburg and the Isle-Bossier City. Pari-mutuel commissions and fees remained level compared to the prior year. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended January 23, 2000 totaled $27.5 million, or 19.8% of casino revenue, versus $19.6 million, or 19.3% of casino revenue, for the quarter ended January 24, 1999. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses as a percentage of casino revenue have increased slightly primarily as a result of lower than expected casino revenues at the Isle-Tunica.

     Operating expenses for the quarter ended January 23, 2000 also included room expenses of $1.3 million from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi and the Isle-Vicksburg compared to $0.8 million for the quarter ended January 24, 1999. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased primarily as a result of the opening of the Isle-Vicksburg hotel in February 1999 and the opening of the new 305-room deluxe Isle-Bossier City hotel in late June 1999.

     State and local gaming taxes paid in Louisiana, Mississippi and Colorado totaled $28.4 million for the quarter ended January 23, 2000, compared to $20.9 million for the quarter ended January 24, 1999, which is consistent with each state's gaming tax rate for the applicable fiscal years.

     Food, beverage and other expenses totaled $4.2 million for the quarter ended January 23, 2000, compared to $3.3 million for the quarter ended
January 24, 1999. These expenses have increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues increased from 59.1% for the quarter ended January 24, 1999 to 62.4% for the quarter ended January 23, 2000. Food and beverage operating margins were lower primarily due to increased food cost related to certain seafood items which are featured in most of the Company's restaurants.

     Marine and facilities expenses totaled $8.4 million for the quarter ended January 23, 2000, versus $7.2 million for the quarter ended January 24, 1999. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the opening of the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and the Isle-Bossier City.

     Marketing and administrative expenses totaled $47.5 million, or 30.9% of total revenue, for the quarter ended January 23, 2000, versus $34.3 million, or 29.8% of total revenue, for the quarter ended January 24, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased due primarily to the opening of the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and the Isle-Bossier City. These expenses as a percentage of total revenue increased slightly as a result of increased marketing efforts at the Isle-Tunica and the Isle-Biloxi.

     The prior year third quarter results of operations include the reversal of an accrued litigation settlement of $4.2 million related to the boarding tax liability at the Isle-Bossier City. The Isle of Capri also recorded a write-down of the assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land the Isle of Capri was planning to develop in Cripple Creek, Colorado. During the third quarter ended January 24, 1999, the Isle of Capri entered an agreement to sell one of its two original riverboats for less than the recorded value. The value of both riverboats was adjusted to reflect the fair value, based on the agreed upon sales price. Also, management delayed its plans to develop a casino on land it owns in Cripple Creek, Colorado. Accordingly, management established a valuation allowance on the land it owns in Cripple Creek to reflect the fair value as the carrying value. Future obligations under an operating lease of $2.7 million related to its Cripple Creek, Colorado project, were also written-off.

     Depreciation and amortization expense was $9.3 million for the quarter ended January 23, 2000 and $8.8 million for the quarter ended January 24, 1999. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. These expenses include depreciation and amortization expense related to assets placed into service since the quarter ended January 24, 1999, including the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and Isle-Bossier City. Effective April 26, 1999, the first day of fiscal year 2000, the Company changed the estimated useful lives used for depreciating its slot machines and land-based buildings, from five years to three years and from twenty-five years to thirty-nine and one-half years, respectively. The change in estimated useful lives was implemented to more accurately reflect actual expected useful lives of those assets based on recent historical data.

     Interest expense was $12.5 million for the quarter ended January 23, 2000, net of capitalized interest of $0.3 million and interest income of $1.2 million, versus $11.0 million for the quarter ended January 24, 1999, net of capitalized interest of $2.4 million and interest income of $0.7 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $2.4 million, net of capitalized interest of $0.3 million and interest income of $0.1 million related to Black Hawk LLC is
included in the quarter ended January 24, 1999.   This excludes intercompany
interest expense of $0.1 million. This compares to interest expense of $0.9 million, net of capitalized interest of $1.6 million and interest income of $0.2 million, for the quarter ended January 24, 1999.

     Isle of Capri's effective tax rate was 46.5% for the quarter ended January 23, 2000 and 50.9% for the quarter ended January 24, 1999, which includes the effects of non-deductible goodwill amortization for income tax purposes.

Three Fiscal Months Ended January 23, 2000 Compared to Three Fiscal Months Ended January 24, 1999-By Casino Location

Isle-Lake Charles

     For the quarter ended January 23, 2000, the Isle-Lake Charles had total revenue of $44.9 million, of which $43.5 million was casino revenue, compared to total revenue of $39.6 million, of which $38.3 million was casino revenue, for the quarter ended January 24, 1999. Operating income for the quarter ended January 23, 2000 totaled $9.1 million, or 20.2% of total revenue, compared to operating income of $6.9 million, or 17.1% of total revenue, for the quarter ended January 24, 1999. The increase in revenue, operating income and operating income margin is related primarily to increased market share.

Isle-Bossier City

     For the quarter ended January 23, 2000, the Isle-Bossier City had total revenue of $37.0 million, of which $34.9 million was casino revenue, compared to total revenue of $29.4 million, of which $28.2 million was casino revenue, for the quarter ended January 24, 1999. The increase in revenue relates primarily to the opening of a new 305-room hotel at the Isle-Bossier City in late June 1999. Operating income for the quarter ended January 23, 2000 totaled $8.7 million, or 23.7% of total revenue, compared to $6.0 million, or 20.4% of total revenue, for the quarter ended January 24, 1999. The increase in operating income and operating income margin is primarily a result of the opening of the new 305-room hotel.

Isle-Biloxi

     For the quarter ended January 23, 2000, the Isle-Biloxi had total revenue of $19.9 million, of which $17.6 million was casino revenue, compared to total revenue of $21.9 million, of which $19.0 million was casino revenue, for the quarter ended January 24, 1999. Total revenue decreased compared to the quarter ended January 24, 1999 primarily due to increased competition from the opening of a new competitor and expansion of existing competitors in the Biloxi market. Operating income for the quarter ended January 23, 2000 totaled $2.9 million, or 14.5% of total revenue, compared to $4.3 million, or 19.7% of total revenue, for the quarter ended January 24, 1999. The decrease in operating income and operating income margin is due primarily to decreased revenue and increased marketing costs related to increased competition in the Biloxi market and the inclusion of $0.6 million of insurance proceeds related to Hurricane Georges in the quarter ended January 24, 1999.

Isle-Vicksburg

     For the quarter ended January 23, 2000, the Isle-Vicksburg had total revenue of $15.3 million, of which $14.4 million was casino revenue, compared to total revenue of $12.4 million, of which $11.8 million was casino revenue, for the quarter ended January 24, 1999. Casino revenues and total revenues increased primarily due to the opening of a 124-room hotel at the Isle-Vicksburg in February 1999. Operating income for the quarter ended January 23, 2000 totaled $3.5 million, or 22.8% of total revenue, compared to $2.0 million, or 16.0% of total revenue, for the quarter ended January 24, 1999. The increase in operating income and operating income margin is due primarily to the opening of the Isle-Vicksburg's new hotel.

Isle-Black Hawk

     For the quarter ended January 23, 2000, the Isle-Black Hawk had total revenue of $24.0 million, of which $23.0 million was casino revenue, compared to total revenue of $4.7 million, of which $4.4 million was casino revenue, for the quarter ended January 24, 1999. Operating income for the quarter totaled $6.1 million or 25.3% of total revenue, compared to $0.6 million, or 12.9% of total revenue, for the quarter ended January 24, 1999. The increase in revenues and operating income are due to the fact that Isle-Black Hawk began operations on December 30, 1998 and thus had only one month of operating activity in the previous year comparable quarter.

Isle-Tunica

     For the quarter ended January 23, 2000, the Isle-Tunica had total revenue of $5.9 million, of which $5.7 million was casino revenue. The Isle-Tunica incurred an operating loss for the quarter of $2.6 million, or 43.3% of total revenue, primarily due to lower than expected casino revenues and high operating costs. The Isle-Tunica began operations on July 26, 1999 and thus has no comparable operating results for the quarter ending January 24, 1999.

Nine Fiscal Months Ended January 23, 2000 Compared to Nine Fiscal Months Ended January 24, 1999 - Consolidated Company

     Total revenue for the nine months ended January 23, 2000, was $450.9 million, which included $408.8 million of casino revenue, $8.0 million of room revenue, $13.8 million of pari-mutuel commissions and $20.3 million of food, beverage and other revenue. This compares to total revenue for the previous nine months ended January 24, 1999 of $336.1 million, which included $297.7 million of casino revenue, $8.0 million of room revenue, $13.5 million of pari-mutuel commissions and $16.9 million of food, beverage and other revenue. Casino revenue increased primarily as a result of the commencement of operations at the Isle-Black Hawk on December 30, 1998 and the Isle-Tunica on July 26, 1999, increased market share at the Isle-Lake Charles, and the effects of opening a 124-room hotel at the Isle-Vicksburg and a 305-room hotel at the Isle-Bossier City. Room revenue remained flat, despite the addition of new rooms, due to increased complimentary room nights given to the Company's more active data base customers. Food, beverage and other revenue increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica and the new hotel rooms at the Isle-Vicksburg and the Isle-Bossier City. Pari-mutuel commissions and fees were up slightly compared to the prior year as a result of adverse weather conditions experienced in the previous year. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the nine months ended January 23, 2000, totaled $77.7 million, or 19.0% of casino revenue, versus $55.8 million, or 18.7% of casino revenue, for the nine months ended January 24, 1999. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses as a percentage of casino revenue have increased slightly primarily as a result of lower than expected casino revenues at the Isle-Tunica.

     Operating expenses for the nine months ended January 23, 2000, also included room expenses of $3.7 million from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi and the Isle-Vicksburg compared to $2.8 million for the nine months ended January 24, 1999. These expenses are those directly relating to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses increased primarily as a result of the opening of the Isle-Vicksburg hotel in February 1999 and start up costs incurred in connection with the opening of the new 305-room deluxe Isle-Bossier City hotel in late June 1999.

     State and local gaming taxes paid in Louisiana, Mississippi and Colorado totaled $82.2 million for the nine months ended January 23, 2000, compared to $61.3 million for the nine months ended January 24, 1999, which is consistent with each state's gaming tax rate for the applicable fiscal years.

     Food, beverage and other expenses totaled $12.5 million for the nine months ended January 23, 2000, compared to $10.4 million for the nine months ended January 24, 1999. These expenses have increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues decreased slightly from 61.8% for the nine months ending January 24, 1999 to 61.5% for the nine months ended January 23, 2000. Food and beverage operating margins have improved as a result of continued payroll and inventory cost control efforts, offset recently by higher food costs related to certain seafood items featured in most of the Company's restaurants.

     Marine and facilities expenses totaled $26.9 million for the nine months ended January 23, 2000, versus $20.6 million for the nine months ended
January 24, 1999. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the opening of the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and the Isle-Bossier City.

     Marketing and administrative expenses totaled $138.9 million, or 30.8% of total revenue, for the nine months ended January 23, 2000, versus $101.4 million, or 30.2% of total revenue, for the quarter ended January 24, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased due primarily to the opening of the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and the Isle-Bossier City. These expenses as a percentage of total revenue increased slightly as a result of increased marketing efforts at the Isle-Tunica and the Isle-Biloxi.

     Preopening expenses of $3.4 million for the nine months ended January 23, 2000 represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Tunica on July 26, 1999. Preopening expenses of $3.3 million for the nine months ended January 24, 1999 represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Black Hawk on December 30, 1998.

     Isle of Capri's results of operations for the nine months ended January 23, 2000 include a $3.1 million gain on disposal related to the sale of an option to purchase 135 acres of land adjacent to the Pompano Park facility.

     The results of operations for the prior year ended January 24, 1999, include the reversal of an accrued litigation settlement of $4.2 million related to the boarding tax liability at the Isle-Bossier City. The Isle of Capri also recorded a write-down of the assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land the Isle of Capri was planning to develop in Cripple Creek, Colorado. During the nine months ended January 24, 1999, the Isle of Capri entered an agreement to sell one of its two original riverboats for less than the recorded value. The value of both riverboats was adjusted to reflect the fair value, based on the agreed upon sales price. Also, management has delayed its plans to develop a casino on land its owns in Cripple Creek, Colorado. Accordingly, management has established a valuation allowance on the land it owns in Cripple Creek to reflect the fair value as the carrying value. Future obligations under an operating lease of $2.7 million related to its Cripple Creek, Colorado project, were also written-off.

     Depreciation and amortization expense was $27.3 million for the nine months ended January 23, 2000 and $25.9 million for the nine months ended January 24, 1999. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. These expenses include depreciation and amortization expense related to assets placed into service since the quarter ended January 24, 1999, including the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and Isle-Bossier City. Effective April 26, 1999, the first day of fiscal year 2000, the Company changed the estimated useful lives used for depreciating its slot machines and land-based buildings, from five years to three years and from twenty-five years to thirty-nine and one-half years, respectively. The change in estimated useful lives was implemented to more accurately reflect actual expected useful lives of those assets based on recent historical data.

     Interest expense was $36.5 million for the nine months ended January 23, 2000, net of capitalized interest of $1.5 million and interest income of $2.7 million, versus $33.4 million for the nine months ended January 24, 1999, net of capitalized interest of $6.3 million and interest income of $2.3 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $7.2 million, net of capitalized interest of $0.6 million and interest income of $0.3 million related to Isle-Black Hawk, is included in the nine months ended January 23, 2000.
This excludes intercompany interest expense of $0.3 million. This compares to interest expense of $2.1 million, net of capitalized interest of $4.8 million and interest income of $0.8 million, for the nine months ended January 24, 1999.

     Isle of Capri's effective tax rate was 44.3% for the nine months ended January 23, 2000 and 49.5% for the quarter ended January 24, 1999, which includes the effects of non-deductible goodwill amortization for income tax purposes.

Nine Fiscal Months Ended January 23, 2000 Compared to Nine Fiscal Months Ended January 24, 1999-By Casino Location

Isle-Lake Charles

     For the nine months ended January 23, 2000, the Isle-Lake Charles had total revenue of $133.3 million, of which $128.9 million was casino revenue, compared to total revenue of $117.4 million, of which $112.2 million was casino revenue, for the nine months ended January 24, 1999. Operating income for the nine months ended January 23, 2000 totaled $25.6 million, or 19.2% of total revenue, compared to operating income of $20.2 million, or 17.2% of total revenue, for the nine months ended January 24, 1999. The increase in revenue, operating income and operating income margin is related primarily to increased market share which has resulted partially from construction disruption at a nearby competitor and partially from the increased use of the Isle-Lake Charles' player database and entertainment center.

Isle-Bossier City

     For the nine months ended January 23, 2000, the Isle-Bossier City had total revenue of $107.5 million, of which $101.9 million was casino revenue, compared to total revenue of $91.2 million, of which $87.1 million was casino revenue, for the nine months ended January 24, 1999. Operating income for the nine months ended January 23, 2000, totaled $24.4 million, or 22.7% of total revenue, compared to $18.6 million, or 20.4% of total revenue, for the nine months ended January 24, 1999. The increase in revenues, operating income and operating income margin is primarily a result of the opening of the new 305-room hotel in late June 1999.

Isle-Biloxi

     For the nine months ended January 23, 2000, the Isle-Biloxi had total revenue of $65.1 million, of which $56.8 million was casino revenue, compared to total revenue of $68.5 million, of which $58.0 million was casino revenue, for the nine months ended January 24, 1999. Operating income for the nine months ended January 23, 2000 totaled $12.3 million, or 18.9% of total revenue, compared to $13.9 million, or 20.3% of total revenue, for the nine months ended January 24, 1999. Total revenue, operating income and operating margin decreased compared to the prior year nine months ended January 24, 1999 primarily due to increased competition from the opening of a new competitor and expansion of existing competitors in the Biloxi market and the inclusion of $0.6 million of insurance proceeds related to Hurricane Georges in the quarter ended January 24, 1999.

Isle-Vicksburg

     For the nine months ended January 23, 2000, the Isle-Vicksburg had total revenue of $46.5 million, of which $43.4 million was casino revenue, compared to total revenue of $37.6 million, of which $35.9 million was casino revenue, for the nine months ended January 24, 1999. Operating income for the nine months ended January 23, 2000, totaled $11.4 million, or 24.5% of total revenue, compared to $6.9 million, or 18.2% of total revenue, for the nine months ended January 24, 1999. Revenues, operating income and operating margin increased due to the opening of a 124-room hotel at the Isle-Vicksburg in February 1999.

Isle-Black Hawk

     For the nine months ended January 23, 2000, the Isle-Black Hawk had total revenue of $66.1 million, of which $62.6 million was casino revenue, compared to total revenue of $4.7 million, of which $4.4 million was casino revenue, for the nine months ended January 24, 1999. Operating income for the nine months ended January 23, 2000, totaled $15.9 million, or 24.1% of total revenue, compared to $0.6 million, or 12.9% of total revenue, for the quarter ended January 24, 1999. The increase in revenues and operating income are due to the fact that Isle-Black Hawk began operations on December 30, 1998 and thus had only one month of operating activity in the previous year comparable nine month period.

Isle-Tunica

     For the nine months ended January 23, 2000, the Isle-Tunica had total revenue of $15.7 million, of which $15.1 million was casino revenue. The Isle-Tunica incurred an operating loss for the nine months ended January 23, 2000, that totaled $4.0 million, or 25.6% of total revenue, primarily due to lower than expected casino revenues and high operating costs. The Isle-Tunica began operations on July 26, 1999 and thus has no comparable operating results for the quarter ending January 24, 1999.

Liquidity and Capital Resources

     At January 23, 2000, Isle of Capri had cash and cash equivalents of $82.5 million, compared to $85.1 million at April 25, 1999. The decrease in cash is primarily a result of cash expenditures for capital improvement projects offset by cash flow from operating activities. During the nine months ended January 23, 2000, Isle of Capri's operating activities provided $74.3 million of cash, compared to $57.2 million of cash provided by operating activities in the nine months ended January 24, 1999. The increase in cash from operating activities was primarily due to increased revenues generated from the openings of the Isle-Black Hawk, the Isle-Tunica and the new hotels at the Isle-Vicksburg and the Isle-Bossier City.

     Isle of Capri invested $60.1 million in property and equipment in the nine months ended January 23, 2000, primarily for the development of the Isle-Tunica, the development of a 305-room deluxe hotel at the Isle-Bossier City, a 250-room deluxe hotel at the Isle-Lake Charles, a 237-room hotel at the Isle-Tunica and the development of a 235-room hotel at the Isle-Black Hawk. This compares to $73.2 million invested in property and equipment in the nine months ended January 24, 1999, primarily related to the development of the Isle-Black Hawk, which commenced operations on December 30, 1998 and the development of a 124-room hotel at the Isle-Vicksburg.

     On March 2, 2000 Isle of Capri acquired Lady Luck in a merger transaction. Lady Luck's common stockholders received cash in the amount of $12 per share for an aggregate share consideration of approximately $59 million. Isle of Capri intends to invest approximately $35.0 million over the next 12 months to convert the Lady Luck casinos into Isle of Capri casinos. The Company funded the acquisition of Lady Luck using amounts drawn under through its Amended and Restated Senior Credit Facility.

     Simultaneously, with the Lady Luck acquisition discussed above, Isle of Capri acquired the other 50% interest in Lady Luck's Bettendorf, Iowa facility not owned by Lady Luck and related real estate in exchange for 6.3 million shares of Isle of Capri common stock, subject to post-closing adjustment in certain circumstances. This interest was owned by members of the family of Bernard Goldstein, Isle of Capri's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors.

     In February 2000, Isle of Capri entered into a definitive agreement to acquire certain assets of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri from Flamingo Hilton Riverboat, L.P., a subsidiary of Hilton Hotels Corporation for $33.5 million cash less certain assumed liabilities. Isle of Capri expects to complete this acquisition during its first fiscal 2001 quarter ending July 2000, and the closing is subject to a due diligence review and receipt of all regulatory approvals. Isle of Capri anticipates investing up to an additional $15.0 million in this project, primarily to re-theme the casino into an Isle of Capri Casino. Isle of Capri intends to fund the acquisition and improvements through its Amended and Restated Senior Credit Facility.

     Additionally, in February 2000, Isle of Capri entered into a definitive agreement to acquire Davis Gaming Boonville, Inc., which has preliminary approval to develop a gaming facility site in Boonville, Missouri. If the transaction closes Isle of Capri intends to develop a casino project in Boonville with a total expected investment of approximately $75.0 million which includes the purchase price to be paid for Davis Gaming Boonville, Inc. Isle of Capri expects to complete this acquisition during the fourth quarter of its fiscal 2000, subject to a due diligence review and receipt of all regulatory approvals, including from the City of Boonville and the State of Missouri.
Isle of Capri expects to begin construction on this project four months after receiving the necessary approvals and intends to fund this development through its Amended and Restated Senior Credit Facility.

     On March 2, 2000 Isle of Capri Casinos, Inc. amended and restated its Senior Credit Facility in connection with its acquisition of Lady Luck Gaming Corporation and BRDC, Inc., as well as to provide financing for the pending acquisitions of the Flamingo Hilton Riverboat Casino and of Davis Gaming Boonville, Inc. The previous $175.0 million Senior Credit Facility was expanded under the Amended and Restated agreement to a $600.0 million Senior Credit Facility, including a $125.0 million revolver, which is undrawn as of the date of this filing.

     Isle of Capri anticipates that a significant portion of its principal near-term capital requirements will relate to the expansion of the Isle-Tunica, the Isle-Lake Charles and the Isle-Black Hawk. Isle of Capri is in the process of investing an additional amount of approximately $40.0 million to construct an on-site hotel at the Isle-Tunica with approximately 235 rooms and two live entertainment theaters with combined seating for 1,800 people. The hotel is currently under construction and the site work necessary for the construction of the theaters has begun. Isle of Capri has also begun construction of an on-site 250-room deluxe hotel at the Isle-Lake Charles, with an estimated cost of approximately $33.0 million. Additionally, the Isle-Black Hawk is continuing the construction of a hotel containing approximately 237 rooms at the Isle-Black Hawk for approximately $29.0 million. Isle of Capri is assisting Isle-Black Hawk with the financing of the development of this hotel and plans to loan $5.0 million with interest payable in cash and another $5.0 million with interest payable in kind (with additional notes). Additionally, Isle of Capri has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle-Black Hawk operations to complete the hotel.

     Isle of Capri has applied to the Missouri Gaming Commission for approval to develop and operate a riverboat casino in St. Louis County, Missouri. In addition, following completion of the Lady Luck acquisition, the Company has an application pending to develop and operate a riverboat casino in Jefferson County, Missouri. The Jefferson County application was previously submitted by Lady Luck Gaming Corporation. The Company's St. Louis and Jefferson County applications are among three applications which are currently pending for development in the South St. Louis metropolitan area. The Company believes that no more than one project will be selected for development in that area. If Isle of Capri is successful in obtaining approval to develop either the St. Louis or Jefferson County project, it intends to begin construction of the facility as soon as possible. Isle of Capri intends to fund this development with its Amended and Restated Senior Credit Facility.

     Isle of Capri has applied for a license from the Louisiana Gaming Control Board to develop and operate a riverboat casino in St. Bernard Parish, Louisiana. If Isle of Capri is successful in obtaining this license, it intends to begin construction as soon as possible. This Isle of Capri intends to fund this development with its Amended and Restated Senior
Credit Facility.

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

     Isle of Capri anticipates that capital improvements approximating $18.9 million will be made during fiscal 2000 (approximately $11.8 million of which have been made as of the end of the third quarter) to maintain its existing facilities and remain competitive in its markets. Isle of Capri expects that available cash and cash from future operations, as well as borrowings under its Senior Credit Facility, will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle of Capri will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow Isle of Capri to remain competitive in its existing markets. In addition, the indenture governing the 8 3/4 % Senior Subordinated Notes restricts, among other things, Isle of Capri's ability to borrow money, create liens, make restricted payments and sell assets.

     Isle of Capri's Amended and Restated Senior Credit Facility limits, among other things, Isle of Capri's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, the Senior Credit Facility requires Isle of Capri to meet certain financial ratios and tests, including: a minimum consolidated net worth test, a maximum consolidated total leverage test, a maximum consolidated senior leverage test and a minimum consolidated fixed charge coverage test.

     Isle of Capri must repay all amounts borrowed under its Amended and Restated Senior Credit Facility by March 2007. Isle of Capri is required to make quarterly principal payments on the $475.0 million term loan portion of its Senior Credit Facility which began in March 2000. Such payments are initially $3.4 million per quarter and will increase by $1.25 million per quarter in July of each year that the term loan is outstanding. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its Senior Credit Facility and interest payments of $17.1 million semi-annually on its 8 3/4 % Senior Subordinated Notes.

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

     In November 1999, the Isle-Vicksburg was named as a defendant in an action brought by individuals who own property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The complaint alleges that the defendants entered into an agreement to conduct a campaign opposing a gaming
application for a site on the Big Black River.   The plaintiffs allege that
because of this agreement trade was improperly restrained and competition in the gaming business was reduced. The plaintiffs further allege that the defendants conspired for the purpose of injuring the plaintiffs' property rights. The Company previously settled a lawsuit which asserted similar claims.

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and judgment was rendered in our favor on September 16, 1999 by the lower court. The case has been appealed, and is currently pending. We intend to vigorously defend this suit.

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

               2.     Reports on Form 8-K.
                      -----------------------

                      During the quarter ended January 23, 2000, the Company filed the following report on Form 8-K:

                      Current Report on Form 8-K filed on December 30, 1999, regard Item 5 which filed the merger agreement by and among BRDC, Inc., the shareholders of BRDC, Inc. and Isle of Capri Casinos, Inc. as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  March  7,  2000                        /s/  Rexford  A.  Yeisley
                                              --------------------------
                                 Rexford A. Yeisley, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number     Exhibit
------     -------

10.74 Amended and Restated Credit Agreement, dated as of March 2, 2000, among Isle of Capri Casinos, Inc., the lenders listed therein, CIBC Inc. as swing line lender, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Bankers Trust Company as co-arranger and syndication agent for Lenders, The CIT Group/Equipment Financing, Inc. and documentation agent for lenders and CIBC World Markets Corp as lead arranger.

27             Financial  Data  Schedule.