Form 10-K405
period 2000-04-30
ISLE OF CAPRI CASINOS INC
filed 2000-07-28
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK  ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                                       OR

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                         Commission File Number 0-20538
                                                -------

                           ISLE OF CAPRI CASINOS, INC.
                           ---------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                         41-1659606
--------------------------------                      ----------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                     Identification Number)

1641 Popps Ferry Road, Biloxi, Mississippi                    39532
------------------------------------------                  ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (228) 396-7000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates1 of the Company is $269,021,585, based on the last reported sale price of $14.56 per share on July 14, 2000 on the Nasdaq Stock Market; multiplied by 18,472,951 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of July 14, 2000, the Company had a total of 30,464,801 shares of Common Stock outstanding.

1 Affiliates for the purpose of this item refer to the directors, executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

                       DOCUMENT INCORPORATED BY REFERENCE:

Document                                            Part of Form 10-K into which Incorporated
--------                                            -----------------------------------------

Isle of Capri Casinos, Inc.'s Definitive Proxy                    Part III
Statement for its Annual Meeting of Stockholders
to be held September 15, 2000.




                                                                  PAGE
                                                                  ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
------

  ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . .     1

  ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . .    25

  ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .    27

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .    29


PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
-------

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDERS' MATTERS. . . . . . . . . . . . .    30

  ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .    31

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS . . . . . .    32

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK. . . . . . . . . . . . . . .    38

  ITEM 8.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . .    39

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .    73


PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . .    73
--------

  ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT. .    73

  ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .    73

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT. . . . . . . . . . . . . . . . . .    73

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . .    73


PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    73
-------

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K . . . . . . . . . . . . . . . . .    73

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .    75

                                     PART I
                                     ------

ITEM  1.          BUSINESS.

OVERVIEW

     We are a leading developer, owner and operator of branded gaming and related lodging and entertainment facilities in growing markets in the United States. We were incorporated in Delaware in February 1990 under the name Kana Corporation. In 1992 our name was changed to Casino America, Inc. On September 28, 1998 our name was changed to Isle of Capri Casinos, Inc. We conduct our business through subsidiaries, and our principal asset is the stock of those subsidiaries, which in turn hold substantially all of the assets of our businesses. Our principal executive offices are located at 1641 Popps Ferry Road, Biloxi, MS 39532, and our telephone number is 228/396-7000.

     On March 2, 2000, we merged with Lady Luck Gaming Corporation ("Lady Luck"). Lady Luck wholly owned the Lady Luck Casino and Hotel facilities in Lula, Mississippi, Natchez, Mississippi and Marquette, Iowa, and owned a 50% interest in the Lady Luck Casino & Hotel in Bettendorf , Iowa (collectively, the "Lady Luck properties"). In addition, on March 2, 2000 we acquired Bettendorf Riverfront Development Corporation ("BRDC") which was owned by family members of Bernard Goldstein, our chairman of the board and chief executive officer, including Robert Goldstein, and which owned the remaining 50% interest in the Lady Luck Casino & Hotel in Bettendorf, Iowa. The Lady Luck acquisition was funded through our Senior Secured Credit Facility, which was amended and restated in connection with the acquisition (the "Senior Secured Credit Facility"). In connection with the BRDC acquisition, we issued 6.3 million shares of common stock to BRDC's shareholders.

     On June 6, 2000, we acquired the Kansas City Flamingo Casino (the "Isle-Kansas City") from a subsidiary of Hilton Hotels Corporation. The acquisition was funded through our Senior Secured Credit Facility.

     As a result of the Lady Luck, BRDC and Isle-Kansas City acquisitions, we now wholly own and operate 10 gaming facilities located in Lake Charles and Bossier City, Louisiana, Biloxi, Vicksburg, Tunica, Natchez and Lula, Mississippi, Bettendorf and Marquette, Iowa and Kansas City, Missouri. We also own a 57% interest in and operate a gaming facility in Black Hawk, Colorado. The gaming facilities in Lake Charles, Bossier City, Biloxi, Vicksburg, Tunica and Black Hawk operate under the name "Isle of Capri" and feature our distinctive tropical island theme. The former Lady Luck properties and the Isle-Kansas City are being converted to "Isle of Capri" branded properties, and the Company anticipates that the conversion of these properties will be completed by December 2000. In addition, we wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida and own a 50% interest in and operate gaming activities aboard a cruise ship based in New Orleans, Louisiana.

     We have entered into contracts to acquire the Lady Luck Casino and Hotel in Las Vegas and the President Casino in Davenport, Iowa. Subject to receipt of all required approvals, we expect to complete both transactions this fall. We are also developing a casino in Boonville, Missouri which we expect to complete late 2001. Also, the Missouri Gaming Commission has recently selected our Jefferson County, Missouri project for development which we expect to complete in the spring of 2002.

     For the fiscal year ended April 30, 2000, we had total revenue of $684.9 million and EBITDA of $159.3 million.

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

     We have historically identified and entered new gaming markets which we believe provide attractive long-term opportunities. We anticipate that most of our near-term focus will be incorporating the "Isle of Capri" brand at the former Lady Luck properties and the Isle-Kansas City property expanding existing facilities and pursuing new development opportunities. We have recently added hotels at the Isle-Bossier City and the Isle-Vicksburg in order to compete effectively in our markets and provide customers with a complete resort experience designed to increase a customer's length of stay at and use of our facilities. We are currently constructing a hotel and two theaters at the Isle
- Tunica, a hotel at the Isle - Black Hawk and an additional hotel at the Isle - Lake Charles. We are also considering the construction of additional lodging facilities, casino improvements or other amenities at the Isle - Bossier City and the Isle - Biloxi. We are currently developing a casino in Boonville, Missouri and have been selected by the Missouri Gaming Commission to develop a casino and hotel facility in Jefferson County, Missouri, which will primarily serve the South St. Louis metropolitan area. We also expect to continue reviewing gaming opportunities in new markets on the basis of demographic, regulatory, competitive and other factors.

MARKETING

     We attract customers to our casinos by designing and implementing marketing and promotional programs that emphasize our Isle Style tropical island theme and generate loyal customers. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events, such as Capri Cruises. These programs are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our ''Isle of Capri'' brand.

     As of July 12, 2000, our database contained approximately 4.9 million members, of whom approximately 1.3 million receive regular mailings. To develop this database, we offer all of our customers membership in the Island Gold Players Club, which allows them to earn points based on play and redeem these points for casino cash tokens, prizes and complimentary services at any Isle of Capri casino. Island Gold Players Club members receive a card that, when inserted into a slot machine or presented at a gaming table at the issuing facility, allows us to track their gaming preferences, maximum, minimum and total amount wagered and frequency of visits. Players are classified in groups according to these characteristics. Our database is used for direct mailings, giveaways and other promotional events that are tailored to these specific groups of players. We have effectively used our database to encourage repeat visits, increase customers' length of stay and improve our operating results.

     We place significant emphasis on attracting local residents and seek to maintain a strong local identity in each market in which we operate by initiating and supporting community and special events. We use radio and television media to promote the ''Isle of Capri'' brand name and attract customers to our properties. To further enhance Isle Style, we have engaged a well-known actor to narrate our radio and television advertisements.

CURRENT  OPERATIONS

     Here is an overview of our existing casino properties:





                                ISLE          ISLE         ISLE       ISLE        ISLE       ISLE
                            LAKE CHARLES  BOSSIER CITY    BILOXI    VICKSBURG   BLACK HAWK  TUNICA
                            ------------  ------------  ----------  ---------  -----------  ------
DATE OPENED. . . . . . . .     JUL-95        MAY-94       AUG-92      AUG-93      DEC-98    JUL-99

     Casino square footage        48,900        20,000      32,500     27,000       43,000  28,000
     Slot machines . . . .         1,836         1,079       1,212        793        1,145     891
     Table games . . . . .            90            45          40         28           12      15
     Hotel rooms . . . . .           241           539         367        124          237       -
     Parking spaces. . . .         2,000         1,200       1,300      1,100        1,100   1,336

                                ISLE          ISLE         ISLE       ISLE        ISLE
                               NATCHEZ        LULA      BETTENDORF  MARQUETTE  KANSAS CITY
                            ------------  ------------  ----------  ---------  -----------
DATE OPENED. . . . . . . .     FEB-93        JUN-94        APR-95    DEC-94      OCT-96

     Casino square footage        14,300        56,000      25,000     18,700       30,000
     Slot machines . . . .           634         1,542       1,163        698        1,025
     Table games . . . . .            16            41          44         36           46
     Hotel rooms . . . . .           143           607         256         24            -
     Parking spaces. . . .           645         2,085         500        590        2,054

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

     The Isle-Lake Charles is located on a 19-acre site along the Calcasieu River adjacent to Interstate 10 in Calcasieu Parish, one mile from the City of Lake Charles. Our Crown riverboat has 24,700 square feet of gaming space with 892 slot machines and 41 table games on three levels. Our Grand Palais riverboat has 24,200 square feet of gaming space with 944 slot machines and 49 table games on two levels. Each of our riverboats has a large bar and foyer and the Grand Palais riverboat has a top level which is not yet utilized. In the Lake Charles market, we are required to cruise. However, because we have two riverboats, one riverboat is always dockside, allowing us to offer our customers continuous boarding.

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

     The Isle-Lake Charles also includes a 105,000 square foot land-based pavilion. The pavilion is based on a tropical island theme and includes rock formations, waterfalls, water arches with jets of water shooting up to 30 feet in the air, ponds with porcelain sea life, flower beds landscaped in the shape of playing card suits and an arcade. The pavilion provides panoramic views of the lake and the city of Lake Charles and has separate entrances to the riverboats. The pavilion offers customers a wide variety of non-gaming amenities, including a 80-seat Farraddays' restaurant, a 489-seat Calypso's buffet, a 40-seat Tradewinds deli, Caribbean Cove, which features free, live entertainment and can accommodate 180 customers, a Banana Cabana souvenir gift shop and an Island Gold Players Club booth. The pavilion also has a 16,000 square foot activity center comprised of a 1,100-seat special events center designed for live boxing, televised pay-per-view events, concerts, banquets and other events, meeting facilities and administrative offices.

     The Lake Charles market, excluding a nearby Native American-owned casino, had gaming revenues of $303 million in 1999. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and local area residents. Approximately 490,000 and 1.6 million people live within 50 and 100 miles, respectively, of the Isle-Lake Charles.

     We are building a new on-site 250-room deluxe hotel which is scheduled to be completed in the fall of 2000. The hotel will include a Kitts Kitchen & Rum Mill restaurant, and banquet and meeting facilities. We believe the availability of additional quality overnight accommodations will attract a different segment of customers and increase their length of stay at our facility.

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

     The Bossier City/Shreveport market had gaming revenue of $642 million in 1999. We believe that the Isle-Bossier City attracts customers primarily from the local area, northeastern Texas and the Dallas/Ft. Worth metropolitan area. Approximately 540,000 and 1.8 million people live within 50 and 100 miles, respectively, of the Isle-Bossier City.

The Isle-Biloxi

     The Isle-Biloxi, which commenced operations on August 1, 1992, was the first gaming facility to open in Mississippi. Biloxi is the closest gaming market to Mobile, Alabama, a metropolitan area with a population of approximately 600,000, that is located approximately 60 miles east of Biloxi. The Isle-Biloxi is located at the eastern end of a cluster of facilities known as ''Casino Row'' and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

     The Isle-Biloxi's eight-acre facility consists of a 50,000 square foot dockside gaming facility containing 32,500 square feet of gaming space with 1,212 slot machines and 40 table games on two levels, an adjacent land-based pavilion, a 367-room hotel and on-site parking for 1,300 vehicles. The 32,000 square foot, 50-foot high pavilion offers a wide variety of non-gaming amenities, including a 119-seat Farraddays' restaurant, a 280-seat Calypso's buffet, an 88-seat Tradewinds deli, Caribbean Cove, an open-air lounge area that can accommodate 116 customers and a Fantasy Isle Arcade of arcade games for all ages. Calypso's and Farraddays' provide panoramic views of the Gulf of Mexico and Deer Island. Caribbean Cove is located at the center of the pavilion and is surrounded by a dramatic fountain and an entertainment stage. The entertainment area features a stage and sound system used for special events. Musical performances in the pavilion are scheduled six days a week providing a Caribbean feel to Calypso's, Tradewinds and the hotel lobby. Headliner entertainment appears monthly in the Flamingo Bay Ballroom with a portion of the seating reserved for loyal customers.

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

     The Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) had gaming revenue of $1.0 billion in 1999.

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

     We are currently evaluating possible expansion at the Isle - Biloxi which could include additional gaming space, hotel rooms and parking.

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

     The Vicksburg market had gaming revenue of $213 million in 1999. We believe that the Isle-Vicksburg attracts customers primarily from Vicksburg and Jackson, Mississippi, northeastern Louisiana and tourists from other locales. Approximately 530,000 and 1.5 million people live within 50 and 100 miles, respectively, of the Isle-Vicksburg.

The Isle-Black Hawk

     On December 30, 1998, we opened our 57%-owned Isle-Black Hawk. This land-based casino is the first casino reached by customers arriving from Denver, Colorado, a metropolitan area with a population of approximately 2.2 million that is located approximately 40 miles east of Black Hawk/Central City. The Isle-Black Hawk is the largest gaming facility currently operating in the Black Hawk/Central City market.

     The Isle-Black Hawk is located on an approximately 9.4-acre site which is readily accessible from Highway 119 and contains 43,000 square feet of gaming space on a single floor with 1,145 slot machines, 12 table games and on-site covered parking for 1,100 vehicles. The Isle-Black Hawk offers customers a wide variety of non-gaming amenities, including a 52-seat Farraddays' restaurant, a 254-seat Calypso's buffet, a 36-seat Tradewinds deli, a Banana Cabana souvenir gift shop and a 4,000 square foot event center that can be used for meetings and entertainment.

     We manage the Isle-Black Hawk for a fee which is equal to two percent of revenue (after deducting one-half of gaming taxes) plus ten percent of operating income, not to exceed four percent of revenue, as defined.

     The Black Hawk/Central City market had gaming revenue of $355 million in 1999. We believe that the Isle-Black Hawk's customers are primarily ''day trippers'' from areas such as Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

     There are less than 200 hotel rooms in the Black Hawk/Central City market. We are currently in the process of opening an on-site 237-room hotel.

The Isle - Tunica

     In July 1999, we opened the Isle-Tunica in Tunica County, Mississippi. The facility contains approximately 891 slots and 15 table games, a Farraddays' restaurant and Calypso's buffet. A 227 room hotel and two theaters are under construction and scheduled to be completed in the fall of 2000.

     The Tunica market includes 10 casinos and had gaming revenue of $1.2 billion in 1999. We believe the Isle-Tunica attracts customers primarily from Memphis, Tennessee, which is located approximately 40 miles north of the Isle-Tunica.

The Isle -  Lula

     The Lady Luck Casino in Lula commenced operations in June 1994 and is the only casino facility in Coahoma County, Mississippi. The facility is located next to the Helena Bridge, which crosses the Mississippi River between Arkansas and Mississippi. Coahoma County is located approximately 120 miles southeast of Little Rock, Arkansas, the property's primary market, and 60 miles southwest of Memphis, Tennessee. Isle-Lula is the closest gaming facility to Little Rock, Arkansas, and approximately 420,000 people live within the property's primary target market.

     The property consists of two casinos containing approximately 63,000 square feet of gaming space, 1,542 slot machines and 41 table games. The facility also includes two on-site hotels with a combined 487 rooms, plus an off-site 120-room hotel, an entertainment facility, movie theaters, an arcade, a Does' Steakhouse and other restaurant facilities and a gift shop.

     We are currently renovating and re-branding the Lady Luck-Lula as an "Isle of Capri" property. The conversion will include reconfiguring the pavilion, re-theming the casinos, and adding Calypso's Buffet, Banana Cabana gift shop and Tradewinds' Marketplace deli. The conversion is expected to be completed by December 2000.

The Isle-Bettendorf

     Lady Luck-Bettendorf opened in April 1995 as a joint venture between Lady Luck and BRDC. The property serves the Quad Cities metropolitan area, including Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois, and is one of three gaming facilities serving that market. The facility is located off of Interstate 74 on the Mississippi River and is accessible from Interstate 74 and Interstate 80, the two interstate highways serving the Quad Cities metropolitan area.

     The Isle-Bettendorf consists of a riverboat containing approximately 25,000 square feet of gaming space, 1,163 slot machines, 44 table games, a 256-room hotel, a 500-car parking garage, approximately 16,000 square feet of convention space, a Farraddays' restaurant and a buffet.

     We are in the process of converting the Lady Luck-Bettendorf to an "Isle of Capri" property, and the conversion is scheduled to be completed by this fall. In addition to the recently completed Farraddays' restaurant, the conversion of the Lady Luck-Bettendorf will include the addition of Calypso's Buffet, Tradewinds Deli & Marketplace and re-theming of the property to the tropical "Isle of Capri" theme.


The Isle-Natchez

     Lady Luck-Natchez commenced operations in February 1993, and is the only gaming facility serving the Natchez area. The facility includes a three-story, dockside casino containing approximately 14,300 square feet of gaming space, 634 slot machines and 16 table games. Isle-Natchez also owns and operates a 143-room hotel containing convention and banquet facilities which is located approximately 1 mile from the casino, as well as John Martin's, a gourmet restaurant, located near the casino facility.

     We have completed the conversion of the Isle-Natchez and began operating the facility as Isle of Capri Casino and Hotel-Natchez in July 2000. The conversion included the addition of Calypso's Buffet and an overall re-theming of the property.

The Isle-Marquette

     The Miss Marquette Casino, which was acquired by Lady Luck in October 1999, is located approximately 140-miles north of the Isle-Bettendorf. The Isle-Marquette, which opened in December 1994, currently competes only minimally with another riverboat and a race track with slot machines both of which are in the Dubuque area, approximately 50 miles south of Marquette.

     The Isle-Marquette includes a riverboat containing approximately 18,700 square feet of gaming space, 698 slot machines and 36 tables games. The facility also includes a land-based facility containing a buffet restaurant, an entertainment showroom, as well as a 24-room hotel, a marina and parking for approximately 590 vehicles. We are re-theming the Isle-Marquette and adding Calypso's Buffet as part of the conversion of the facility to an "Isle of Capri". The conversion is scheduled to be completed by this fall.

The Isle-Kansas City

     On June 6, 2000, we acquired the Flamingo Casino in Kansas City from a subsidiary of Hilton Hotels Corporation. The facility is one of four casinos in the Kansas City metropolitan area, and is the closest facility to downtown Kansas City. The property contains approximately 63,000 square feet of gaming space, 1,022 slot machines and 44 table games. The property has three restaurants and other non-gaming amenities, including an entertainment lounge and gift shop. We are renovating and re-theming the facility as an Isle of Capri and the conversion is scheduled to be completed by December 2000. We anticipate having all of our operating systems in place and expect to commence operation as an Isle of Capri by this fall. The facilities' conversion, which will include adding a Farraddays' restaurant, Calypso's Buffet and Tradewinds Deli & Marketplace is are expected to be completed by the end of 2000.

OTHER OPERATIONS

Pompano Park

     In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. During fiscal year end 2000, Pompano Park conducted 172 live racing programs. Pompano Park also offers daily ''full card'' simulcasting and wagering on other harness races and operates a 15-table limited stakes poker room with a $10 maximum win.

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

Capri Cruises

     On April 20, 1998, Commodore Cruise Lines and we formed Capri Cruises as a joint venture. We own a 50% interest in the joint venture and operate the casino on the Enchanted Capri cruise ship, which is based in the Port of New Orleans. The cruise ship offers two and five night cruises for up to 550 passengers. We provide discounted and complimentary cruises on the Enchanted Capri to many of our Island Gold Players Club members.

TRADEMARKS

     We own the following trademarks listed in this documents Isle of Capri, Tradewinds, Farraddays', Calypso's, Inn at the Isle, Island Gold, and Isle Style.

     We consider all of these marks and the name recognition associated with these marks, to be extremely valuable to us and to our operations and to further development and implementation of the "Isle of Capri" brand and theme.

COMPETITION

     We face intense competition in each of the markets in which we operate. Our existing gaming facilities compete directly with other gaming properties in Louisiana, Mississippi, Colorado, Iowa and Missouri, and with gaming facilities located in bordering states, including Illinois. We expect this competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. Several of our competitors may have better name recognition, marketing and financial resources than we do. We cannot predict with any certainty the effects of existing and future competition on our operating results.

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

     The gaming industry is subject to political and regulatory uncertainty. Legislatures in the states in which we operate often consider legislation, including without limitation, tax legislation, which could adversely affect our operations. In addition, regulatory bodies in states in which operate periodically consider regulations which could adversely affect our operations. In addition, in 1996 the federal government established the National Gambling Impact Study Commission to study gaming, including the casino industry. The Commission issued its report in June 1999 and we remain unable to determine at this time the ultimate impact of the Commission's report.

RECENT TRANSACTIONS

Lady Luck Acquisition

     On March 2, 2000, we acquired by merger Lady Luck Gaming Corp. ("Lady Luck"), a publicly traded company that owned 100% of the Lady Luck Casinos in Natchez and Lula, Mississippi and Marquette, Iowa, and a 50% interest in the Lady Luck Casino in Bettendorf, Iowa. The consideration for the merger was $12.00 per share of Lady Luck common stock, $23.5 million for the purchase of preferred stock, plus assumption of approximately $298.2 million in Lady Luck indebtedness.

BRDC Acquisition

     On March 2, 2000, we acquired the 50% interest in the Lady Luck Casino and Hotel - Bettendorf which was owned by Bettendorf Riverfront Development, LC ("BRDC"), an entity which was owned by members of Bernard Goldstein's family including Robert Goldstein, one of our directors (the "BRDC Acquisition"). The Company issued 6.3 million shares of its common stock to the owners of BRDC as consideration for the transaction. The remaining 50% interest in the Lady Luck Casino and Hotel - Bettendorf was owned by Lady Luck, and was acquired by us as part of the Lady Luck merger on the same date. As a result, following the merger and the BRDC Acquisition, we own 100% of Lady Luck Casino & Hotel - Bettendorf.

Gemini Acquisition

     In connection with the merger, Lady Luck entered into a First Amendment to Purchase Agreement with Lady Luck's Chairman, Andrew Tompkins, and entities owned by Mr. Tompkins, pursuant to which Lady Luck would acquire the Lady Luck Casino & Hotel in Las Vegas and various related intellectual property interests (the "Tompkins Assets") owned by Mr. Tompkins. The Tompkins Assets involves two closings. The first closing, in which we purchased for $31.0 million the intellectual property assets, occurred on March 2, 2000. The second closing will involve the purchase for $14.5 million of the Las Vegas casino and hotel and will occur upon receipt of approval of the Nevada Gaming Regulators and certain other conditions, which are expected to be met this fall.

Flamingo Casino Acquisition

     On June 6, 2000, we acquired the Kansas City Flamingo Casino from a subsidiary of Hilton Hotels Corporation for $33.5 million. The acquisition was funded through the Senior Secured Credit Facility. We are currently converting the facility to an Isle of Capri, and expect the conversion to be completed by the end of 2000.

Boonville Acquisition

     On May 3, 2000 we acquired for $11.5 million the stock of Davis Gaming Boonville, Inc., an affiliate of Davis Gaming. Davis Gaming Boonville had previously been selected by the Missouri Gaming Commission to develop a casino project in Boonville, Missouri, which is located on Interstate 70 between Kansas City and St. Louis. We are currently developing the facility, which will include a 28,000 square foot casino, Calypso's Buffet, Tradewinds Marketplace and an entertainment area. The facility is expected to be completed by the fall of 2001.

Davenport Acquisition

     On July 18, 2000, we signed an agreement to purchase the Davenport, Iowa casino and hotel from President Casino et al for $58.2 million. The closing of the transaction is subject to a number of conditions including the satisfactory completion of a due diligence review and the necessary regulatory approvals.

Amended and Restated Credit Facility.

     On March 2, 2000, in connection with the Lady Luck acquisition, we entered into a $600 million Senior Credit Facility (amending and restating our existing $175 million Senior Secured Credit Facility), consisting of a $125 million revolver with a 5-year term, a $100 million Term Loan with a 5-year term; a $200 million Term Loan with a 6-year term; and a $175 million Term Loan with a 7-year term. The Senior Credit Facility is secured by liens on substantially all of our assets and guaranteed by all of our significant restricted subsidiaries. We used the initial borrowings under the new Senior Credit Facility to complete the Lady Luck acquisition and retire certain Lady Luck indebtedness, to complete the Boonville and Flamingo acquisitions, for working capital and further general corporate purposes. We plan to use future borrowings under the Senior Credit Facility to complete the Gemini Acquisition, to develop the Boonville facility, to complete our expansion projects at our facilities, to complete the conversion of the Lady Luck and Flamingo facilities to "Isle of Capri" properties, to complete the Davenport acquisition, to finance additional expansion projects and for working capital and general corporate purposes.

FUTURE  DEVELOPMENTS

Jefferson County

     The Missouri Gaming Commission has selected our Jefferson County, Missouri project for development. This project, which will primarily serve the South St. Louis metropolitan area, was selected over three other projects, including our proposed project at the Jefferson Barracks site in South St. Louis County. The project is expected to include a 35,000 square foot casino, our signature restaurants and a 200-room hotel. We expect to begin construction in late 2000 and to complete this project in the spring of 2002.

Morgan City, Louisiana

     A joint venture in which we own 45% and have a management contract has applied to the Louisiana Gaming Commission for the issuance of a license to develop a project near Morgan City, Louisiana. The gaming commission is not expected to make a decision until early 2001.

EMPLOYEES

     As of April 30, 2000, we employed approximately 10,000 people. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

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

     The Louisiana State Police continues to be involved broadly in gaming enforcement and reports to the Louisiana Gaming Control Board. Louisiana law permits the Louisiana State Police, among other things, to continue to (1) conduct suitability investigations, (2) audit, investigate and enforce compliance with standing regulations, (3) initiate enforcement and administrative actions and (4) perform ''all other duties and functions necessary for the efficient, efficacious, and thorough regulation and control of gaming activities and operations under the Louisiana Gaming Control Board's jurisdiction.''

     Louisiana gaming law specifies certain restrictions relating to the operation of riverboat gaming, including the following:

- except in Bossier City/Shreveport, gaming is not permitted while a riverboat is docked, other than the 45 minutes between excursions and during times when dangerous weather or water conditions exist;

- except in Bossier City/Shreveport, each round-trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specific exceptions;

- agents of the Louisiana State Police are permitted on board at any time during gaming operations;

- gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers;

- gaming may only take place in the designated gaming area while the riverboat is on a designated river or waterway;

- gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area or in a secure area used for inspection, repair or storage of such equipment;

-     wagers may be received only from a person present on a licensed riverboat;

-     persons under 21 are not permitted in designated gaming areas;

- except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat;

- licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth;

-     licensees must have adequate protection and indemnity insurance;

- licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and

- gaming may only be conducted in accordance with the terms of the license and Louisiana law.

     To receive a gaming license in Louisiana, an applicant must be found to be a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits and associations do not
(1) pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming or (2) create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements of gaming activities. In addition, the Louisiana Gaming Control Board will not grant a license unless it finds that:

- the applicant can demonstrate the capability, either through training, education, business experience or a combination of the preceding, to operate a gaming operation;

- the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and is from a suitable and acceptable source;

- the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers;

- the applicant submits with its application for a license a detailed plan of design of the riverboat;

- the applicant designates the docking facilities to be used by the riverboat;

- the applicant shows adequate financial ability to construct and maintain a riverboat; and

- the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

     An initial license to conduct riverboat gaming operations is valid for a term of five years and legislation passed in the 1999 legislative session
provides for renewals every five years thereafter.   A gaming license is deemed
to be a privilege under Louisiana law and, as such, may be denied, revoked, suspended, conditioned or limited at any time by the Louisiana Gaming Control Board.

     The Isle-Bossier City was issued its initial gaming license on December 22, 1993 and received a five-year renewal of the license on July 20, 1999. The Crown Vessel operated at the Isle-Lake Charles was issued its initial gaming license on March 14, 1995 and received a five-year renewal on July 20, 1999. The license to operate the Grand Palais was issued to a previous owner and the Grand Palais ceased operations as a result of its bankruptcy. Isle of Capri acquired the Grand Palais, which is operated at the Isle-Lake Charles, and was issued a five-year renewal on July 20, 1999.

     Louisiana gaming law provides that a renewal application for the period succeeding the initial five-year term of an operator's license must be made to the Louisiana Gaming Control Board and must include a statement under oath of any and all changes in information, including financial information, provided in the previous application. The transfer of a license or an interest in a license is prohibited.

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

     The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition by any person of securities which represent 5% or more of the total outstanding shares issued by a licensee is subject to the approval of the Louisiana Gaming Control Board. A security issued by a licensee must generally disclose these restrictions. Prior approval from the Louisiana Gaming Control Board is required for the sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition of any ownership interest of 5% or more of any non-corporate licensee or for the transfer of any ''economic interest'' of 5% or more of any licensee or affiliated gaming person. An ''economic interest'' is defined as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other benefit.

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

     The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee's gaming license. Additionally, if the Louisiana Gaming Control Board finds that the individual owner or holder of a security of a corporate license or intermediary company or any person with an economic interest in a licensee is not qualified under Louisiana law, the Louisiana Gaming Control Board may require, under penalty of suspension or revocation of the license, that the person not:

-     receive dividends or interest on securities of the corporation;

- exercise directly or indirectly a right conferred by securities of the corporation;

-     receive remuneration or economic benefit from the licensee; or

-     continue its ownership or economic interest in the licensee.

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

     Gaming vessels in Mississippi must be located on the Mississippi River, on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. Mississippi law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space, which may be utilized for gaming. There are no limitations on the number of gaming licenses, which may be issued in Mississippi.

     The ownership and operation of gaming facilities in Mississippi are subject to extensive state and local regulation intended to:

- prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

- establish and maintain responsible accounting practices and procedures for gaming operations;

- maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports;

- provide a source of state and local revenues through taxation and licensing fees;

-     prevent cheating and fraudulent practices; and

- ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

     The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted in Mississippi and such changes, if enacted, could have an adverse effect on Isle of Capri and its Mississippi gaming operations.

     Isle of Capri is registered as a publicly traded holding company under the Mississippi Gaming Control Act. Isle of Capri's gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission, the State Tax Commission and various other local, city and county regulatory agencies (collectively referred to as the ''Mississippi Gaming Authorities''). Subsidiaries of Isle of Capri have obtained gaming licenses from the Mississippi Gaming Authorities. Isle of Capri's future gaming operations outside of Mississippi are also subject to approval by the Mississippi Gaming Commission. The licenses held by Isle of Capri's Mississippi gaming operations have terms of two years and are not transferable. The Isle-Biloxi received a fourth gaming license in April 2000, the Isle-Vicksburg obtained a third gaming license in January 1999, and the Isle-Tunica obtained its initial license on May 20, 1999. The Isle-Natchez received a renewal license on May 18, 2000, and Isle-Lula received a renewal license in May 18, 2000. There is no assurance that new licenses can be obtained at the end of each two-year period of a license. Moreover, the Mississippi Gaming Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in the subsidiaries of Isle of Capri that operate in Mississippi.

     Substantial fines for each violation of Mississippi's gaming laws or regulations may be levied against Isle of Capri, its subsidiaries and the persons involved. A violation under a gaming license held by a subsidiary of Isle of Capri operating in Mississippi may be deemed a violation of all the other licenses held by Isle of Capri.

     Isle of Capri and each of its Mississippi gaming subsidiaries must periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and/or the State Tax Commission. Numerous transactions, including substantially all loans, leases, sales of securities and similar financing transactions entered into by any subsidiary of Isle of Capri operating a casino in Mississippi, must be reported to or approved by the Mississippi Gaming Commission. In addition, the Mississippi Gaming Commission may, at its discretion, require additional information about the operations of Isle of Capri.

     Certain officers and employees of Isle of Capri and the officers, directors and certain key employees of Isle of Capri's Mississippi gaming subsidiaries must be found suitable or be licensed by the Mississippi Gaming Commission. Isle of Capri believes that all required findings of suitability related to all Mississippi Isle of Capri properties have been applied for or obtained, although the Mississippi Gaming Commission at its discretion may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with Isle of Capri may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Gaming Commission has the power to require Isle of Capri and any of its Mississippi gaming subsidiaries to suspend or dismiss officers, directors and other key employees or to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Isle of Capri believes that compliance by Isle of Capri with the licensing procedures and regulatory requirements of the Mississippi Gaming Commission will not affect the marketability of Isle of Capri's securities. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of Isle of Capri's securities beyond such time as the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor. Isle of Capri is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with Isle of Capri or its subsidiaries operating casinos in Mississippi, Isle of Capri:

- pays the unsuitable person any dividend or other distribution upon its voting securities;

- recognizes the exercise, directly or indirectly, of any voting rights conferred by its securities;

- pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

- fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

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

     Regulations of the Mississippi Gaming Commission prohibit certain repurchases of securities of publicly traded corporations registered with the Mississippi Gaming Commission, including holding companies such as Isle of Capri, without prior approval of the Mississippi Gaming Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Mississippi Gaming Commission also require prior approval for a ''plan of recapitalization'' as defined in such regulations.

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

     The Mississippi Gaming Commission has enacted a regulation requiring that, as a condition to licensure or license renewal, an applicant must provide a plan to develop infrastructure facilities amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars. In 1999, the Mississippi Gaming Commission approved amendments to this regulation that increased the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfathered existing licensees and development plans approved prior to the effective date of the new regulation (including the Isle-Tunica and the Isle-Lula). ''Infrastructure facilities'' include any of the following:

- a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide;
-     theme parks;
-     golf courses;
-     marinas;
-     entertainment facilities;
-     tennis complexes; and
-     any other facilities approved by the Mississippi Gaming Commission.

     Parking facilities, roads, sewage and water systems or civic facilities are not considered ''infrastructure facilities.'' The Mississippi Gaming Commission may reduce the number of rooms required in a hotel if it is satisfied that sufficient rooms are available to accommodate the anticipated number of visitors.

     License fees and taxes are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations will be conducted. The license fee payable to the state of Mississippi is based upon gross revenue of the licensee (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of gross revenue of $50,000 or less per month, 6% of gross revenue over $50,000 and less than $134,000 per calendar month, and 8% of gross revenue over $134,000 per calendar month. The foregoing license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid. Additionally, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. The gross revenue tax imposed by the Mississippi communities and counties in which Isle of Capri's casino operations are located equals 0.4% of gross revenue of $50,000 or less per calendar month, 0.6% of gross revenue over $50,000 and less than $134,000 per calendar month and 0.8% of gross revenue over $134,000 per calendar month. These fees have been imposed in, among other cities and counties, Biloxi, Vicksburg, Tunica County and Coahoma County. Certain Local and Private Laws of the State of Mississippi may impose fees or taxes on the Mississippi Gaming Subsidiaries in addition to the fees described above.

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

Colorado

     The State of Colorado created the Division of Gaming (the ''Division'') within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act. The Director of the Division, under the supervision of a five-member Colorado Limited Gaming Control Commission (the ''Colorado Commission''), has been granted broad power to ensure compliance with the Colorado gaming regulations (the ''Colorado Regulations''). The Director may inspect, without notice, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. He may also conduct detailed background investigations of persons who loan money to Isle of Capri or its Colorado gaming subsidiaries.

     The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Director to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. The failure or inability of Isle of Capri or any of its Colorado gaming subsidiaries to maintain necessary gaming licenses will have a material adverse effect on the operating results of Isle of Capri. All persons employed by Isle of Capri and its Colorado gaming subsidiaries and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.

     As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have an "ownership interest" or right to receive profits, in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an ownership interest in a retail licensee for purposes of the multiple license prohibition if:

- such person has less than a five percent (5%) ownership interest in an institutional investor which has an interest in a publicly traded licensee or publicly traded company affiliated with a licensee (such as Isle of Capri);

- a person has a five percent (5%) or more ownership interest in an institutional investor, but the institutional investor has less than a five percent (5%) ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

- an institutional investor has less than a five percent (5%) ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

- an institutional investor possesses voting securities in a fiduciary capacity for another person, and does not exercise voting control over five percent (5%) or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

- a registered broker or dealer retains possession of voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the publicly traded licensee's voting securities or of a publicly traded company affiliated with a licensee;

- a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the stock of the publicly traded licensee or of a publicly traded company affiliated with a licensee;

- an underwriter is holding securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days if it exercises voting rights of less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

- a stock clearinghouse holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee; or

- a person owns less than five percent (5%) of the voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

     Hence, Isle of Capri's and its stockholders' business opportunities in Colorado are limited to such interests that comply with the statute and the Colorado Commission's rule.

     In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines or associated equipment may, without notification being provided within ten days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Colorado Commission has ruled that a person does not have a ''substantial interest'' if such person's sole ownership interest in such licensee is through the ownership less than five percent (5%) of such voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

     In other contexts, counsel for the Division has informed counsel for Isle of Capri that, for purposes of the three-license rule described above, the Division has taken the position that only a person deemed to have ''beneficial ownership'' (as defined in the rules and regulations of the U.S. Securities and Exchange Commission under Section 13(d) of the U.S. Securities Exchange Act of
1934) of shares of the publicly traded holding company (or licensee) will be deemed to have an ''ownership interest'' under the horizontal rule. However, the Division has not passed on this issue with respect to Isle of Capri, and neither the Colorado Commission nor the Colorado legislature has addressed this issue. As a result, there is no assurance that the Division, the Colorado Commission or the Colorado legislature will not apply a more restrictive interpretation in this instance.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, without limitation, Isle of Capri and its stockholders, may be required to supply the Colorado Commission with substantial information, including background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an ''associated person'' automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in Black Hawk LLC, through their ownership in Isle of Capri. Such persons must report their interest within ten (10) days and file appropriate applications within 45 days after acquiring such interest.

     Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in Black Hawk LLC, through their ownership in Isle of Capri, must report their interest to the Colorado Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Black Hawk LLC, through their ownership in Isle of Capri, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $51 per hour.

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

     In addition, under the Colorado Regulations, every person who is a party to a ''gaming contract'' of lease with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Director, must promptly provide to the Colorado Commission or Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Colorado Commission to require a licensee or applicant to terminate its ''gaming contract'' (as defined below) or lease with any person who failed to provide the information requested. In addition, the Director or the Colorado Commission may require changes in ''gaming contracts'' before an application is approved or participation in the contract is allowed. A ''gaming contract'' is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     The Colorado Commission and the Division have interpreted the statute and regulations to permit the Colorado Commission to investigate and license any lenders to Isle of Capri or its Colorado gaming subsidiaries. In any event, such lenders may not be able to exercise certain of their rights and remedies without prior approval of the Colorado gaming authorities.

     An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Director, as appropriate. Specifically, the Colorado Commission and the Director must deny a license to any applicant who, among other things, (1) fails to prove by clear and convincing evidence that the applicant is qualified; (2) fails to provide information and documentation requested; (3) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (4) has been, or is any director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of certain crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler or (5) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

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

     Because of their authority to deny an application for a license or suitability, the Colorado Commission and Director effectively can disapprove a change in corporate position of a licensee and with respect to any entity which is required to be found suitable, or to indirectly cause the Isle of Capri and its Colorado gaming subsidiaries and other entities required to be found suitable to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     The sale, lease, purchase, conveyance or acquisition of a controlling interest in Isle of Capri is subject to the approval of the Colorado Commission. Under certain circumstances, Isle of Capri may not sell any interest in its Colorado gaming subsidiaries without the prior approval of the Colorado Commission.

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

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Colorado Commission to change the rate annually. The current gaming tax rate is .25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million and 20% on adjusted gross gaming proceeds in excess of $15 million. Black Hawk has imposed an annual device fee of $750 per gaming device and may revise the same from time to time. The Colorado Commission may revise the gaming tax or device fee at any time, but has been considering such provisions only annually.

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

Iowa

Iowa Gaming Regulations

     In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa. The legislation authorized the granting of licenses to not-for-profit corporations which, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     On August 11, 1994, the Riverbend Regional Authority, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Bettendorf, Iowa, entered into an operator's contract with the Lady Luck Bettendorf, L.C. authorizing Lady Luck Bettendorf, L.C. to operate riverboat gaming operations in Bettendorf. The initial term of the operator's contract was for three years. As successor in interest to Lady Luck Bettendorf, L.C., Isle-Bettendorf has the right to renew the contract for succeeding three-year periods as long as Scott County voters approve gaming in the jurisdiction. The operator's contract was renewed effective September 1, 1998. Under the operator's contract, Isle-Bettendorf pays the Riverbend Regional Authority a fee equal to 4.1 % of the adjusted gross receipts. Further, pursuant to statute, Isle-Bettendorf generally must pay a fee to the City of Bettendorf equal to 1.65% of adjusted gross receipts.

     On June 10, 1994, the Marquette Gaming Corporation n/k/a Upper Mississippi Gaming Corporation, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Marquette, Iowa, entered into an management agreement for the Miss Marquette for a period of twenty-five years. Under the management agreement, the non-profit organization is to be paid a fee of $.50 per passenger. Further, pursuant to a dock site agreement (which also has a term of twenty-five years), Isle-Marquette is required to pay a fee to the City of Marquette in the amount of $1 per passenger, plus a fixed amount of $15,000 per month and 2.5% of gaming revenues (less state wagering taxes) in excess of $20,000,000 - $40,000,000; 5% of gaming revenues (less state wagering taxes) in excess of $40,000,000-$60,000,000; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60,000,000.

     In 1994, Iowa amended the enabling legislation removing several previous restrictions including loss and wager limits and restrictions on the amount of space on a vessel that may be utilized for gaming. Current law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission although the licensed vessel is required to conduct at least one two-hour excursion cruise each day for at least 100 days during the excursion season. The legal age for gaming is 21.

     The enabling legislation gives each county the opportunity to hold a referendum on whether to allow casino gaming within its boundaries. A referendum was passed in Scott County on April 7, 1994, with 80% voting in favor of passage and authorizing casino gaming in Bettendorf for a period of nine years from the issuance date of the license. Similarly, a referendum was passed in Clayton County with approximately 60% voting in favor of passage. Another referendum cannot be held until 2002 and if approved, subsequent referenda will occur at eight-year intervals.

     On January 20, 2000 the Iowa Gaming Commission granted both Isle-Bettendorf and Isle-Marquette gaming licenses. Each license was for an initial term of thirteen months beginning on March 1, 2000, is not transferable and will need to be renewed in March 2001 and at the end of each annual renewal period.

     The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances (collectively, the "Iowa Gaming Laws"), concerning the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations, Iowa Gaming Laws seek to: (1) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal fiscal affairs, the safeguarding of assets and revenues, the provision of reliable record keeping and the filing of periodic reports with the Iowa Gaming Commission); (4) prevent cheating and fraudulent practices; and (5) provide a source of state and local revenues through taxation and licensing fees. Changes in Iowa Gaming Laws could have a material adverse effect on the Iowa gaming operations.

     Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. The Iowa gaming operations must submit detailed financial and operating reports to the Iowa Gaming Commission. Any contract in excess of $50,000 must be submitted to and approved by the Iowa Gaming Commission

Missouri

     Conducting gambling games and operating a gaming riverboat in Missouri are subject to extensive regulation under the Missouri Riverboat Gambling Act (the "Act") and the rules and regulations promulgated thereunder. The Missouri Gaming Commission (the "Commission") is charged with such regulatory authority, including the issuance of riverboat gaming licenses. IOC-Kansas City, Inc., a subsidiary of the Company, has been issued a license in connection with our Kansas City operation, and we have additional applications pending in connection with the Boonville project and our development in Jefferson County.

     In order to obtain a gaming license, applicants must submit comprehensive application forms and undergo extensive background investigation by the Commission. An applicant will not receive a license to conduct gambling games and to operate an excursion gambling boat if the applicant has not established its good repute and moral character and no licensee shall either employ or contract with any person who has pled guilty to, or been convicted of, a felony, to perform any duties directly connected with the licensee's privileges under a license granted by the Commission. Each license granted entitles a licensee to conduct gambling games on an excursion gambling boat or to operate an excursion gambling boat and the equipment thereon from a specific location. The duration of the license initially runs for two one-year terms; thereafter, two-year terms. The Commission also licenses the serving of alcoholic beverages on riverboats and adjacent facilities. In addition, all local income, earnings, use, property and sales taxes are applicable to licensees.

     In determining whether to grant a license, the Commission considers the following factors, among other: (i) the integrity of the applicants; (ii) the types and variety of games the applicant may offer; (iii) the quality of the physical facility, together with improvements and equipment, and how soon the project will be completed; (iv) the financial ability of the applicant to develop and operate the facility successfully; (v) the status of governmental actions required by the facility; (vi) management ability of the applicant;
(vii) compliance with applicable statutes, rules, charters, and ordinances;
(viii) the economic, ecological and social impact of the facility as well as the cost of public improvements; (ix) the extent of public support or opposition;
(x) the plan adopted by the home dock city or county; and (xi) effects on competition.

     A licensee is subject to the imposition of penalties, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the state of Missouri, or that would discredit or tend to discredit the Missouri gaming industry or the state of Missouri, including without limitation: (i) failing to comply with or make provision for compliance with the legislation, the rules promulgated thereunder or any federal, state or local law or regulation; (ii) failing to comply with any rules, order or ruling of the Commission or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the legislation or the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any state of gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any officially constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; (vi) employing in any Missouri gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any gambling game; (vii) use of fraud, deception, misrepresentation or bribery in securing any license or permit issued pursuant to the legislation; (viii) obtaining any fee, charge, or other compensation by fraud, deception or misrepresentation; and (ix) incompetence, misconduct, gross negligence, fraud, misrepresentation or dishonesty in the performance of the functions or duties regulated by the Act.

     An ownership interest in a license or in a business entity which holds a license, other than a publicly held business entity, may not be transferred without the approval of the Commission. In addition, an ownership interest in a license or in a business entity which holds either directly or indirectly a license, other than a publicly held business entity, may not be pledged as collateral to other than a regulated bank or savings and loan association without the Commission's approval.

     Every employee participating in a riverboat gaming operation must hold an occupational license. In addition, the Commission issues supplier's licenses, which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee involved in the operation of gaming operations.

     Even if continuously docked, licensed riverboats must establish and abide by a cruise schedule. Riverboat cruises are generally required to be a minimum of two hours. They may disembark at any time. Missouri law imposes a maximum loss per person per cruise of $500. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips which can only be used for wagering. Pursuant to a law which was passed during the 2000 legislative session, effective August 28, 2000, cash must be converted to electronic credits which may be utilized for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

     The Act imposes a 20% wagering tax on adjusted gross receipts (generally defined as gross receipts less winnings paid to wagerers) from gambling games. The tax imposed is to be paid by the licensee to the Commission on the day after the day when the wagers were made. Of the proceeds of that tax, 10% goes to the local government where the home dock is located, and the remainder goes to the state education assistance fund.

     The Act also requires that licensees pay a $2.00 admission tax to the Commission for each person admitted to a gaming cruise. The licensee is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.

Florida

     On June 15, 1995, the Florida Department of Business and Professional Regulation, acting through its division of pari-mutuel wagering (the ''Florida Division''), issued its final order approving Pompano Park as a pari-mutuel wagering permit holder for harness and quarter horse racing at Pompano Park. The Florida Division approved Pompano Park's license to conduct a total of 150 live evening performances for the season beginning July 1, 2000 to June 30, 2001. Although Isle of Capri does not presently intend to conduct quarter horse racing operations at Pompano Park, it may do so in the future, subject to Florida Division approval. The Florida Division must approve any transfer of 10% or more of stock of a pari-mutuel racing permit holder such as Pompano Park.

     Chapter 550 of the Florida Statute and the applicable rules and regulations thereunder (the ''Florida Statute'') establishes license fees, the tax structure on pari-mutuel permit holders and minimum purse requirements for breeders and owners. The Florida Division may revoke or suspend any permit or license upon the willful violation by the permit holder or licensee of any provision of the Florida Statute. Instead of suspending or revoking a permit or license, the Florida Division may impose various civil penalties on the permit holder or licensee. Penalties may not exceed $1,000 for each count or separate offense.

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

     The card room operator is the ''house'' and must deal the cards. The house can charge a fee per player or establish a ''rake'' for each game. The only card games that have been authorized are ''nonbanking'' games, such as games in which the house is not allowed to play against the players. The winnings of any player in a single round, hand or game may not exceed $10.00 and all card games must be played with tokens or chips.

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

     Each card room operator is required to pay a tax of 10% of his monthly gross receipts from card room operations. ''Gross receipts'' is defined as the total amount of money received by a card room from any person to participate in authorized games. At least 50% of the monthly ''net proceeds,'' if any, at Pompano Park must be distributed as follows: 47% to supplement purses for harness racing and 3% to supplement breeders' awards during the next ensuing race meet. ''Net proceeds'' are the total amount of gross receipts received by a card room operator from card room operations, less direct operating expenses as defined in the Florida Statute.

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

     Our riverboats operated in Louisiana and Iowa must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and hold U.S. Coast Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and require licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat's Certificate of Documentation and Inspection could preclude its use as a riverboat casino. Each of our riverboats is inspected annually and, every five years, is subject to drydocking for inspection of its hull, which could result in a temporary loss of service.

     Permanently moored vessels such as the casino barges utilized at our Mississippi and Missouri properties are not required to hold Certificates of Documentation and Inspection from the U.S. Coast Guard. However, the barges are inspected by a third party and certified with respect to stability and single compartment flooding integrity. Our casino barges in Mississippi must be inspected every two years and must also meet the fire safety standards of the Mississippi Fire Prevention Code and the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharfs of the National Fire Protection Association. We would incur additional costs if either of its Mississippi gaming facilities were not in compliance with one or more of these regulations.

     We are also subject to certain federal, state and local environmental laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. The coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs to our operations.

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

ITEM  2.        PROPERTIES

Isle-Lake Charles

     We own approximately 2.7 acres and lease approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This lease currently expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.2 million per year and is subject to increases based on the Consumer Price Index and construction of hotel facilities on the property.

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

     In April 1994, in connection with the construction of a hotel, we entered into a lease for additional land adjoining the Isle-Biloxi. This lease with the City of Biloxi is for an initial term of 25 years, with options to renew for six additional terms of ten years each and a final option period concluding December 31, 2085. Annual rent is $404,000 plus 4% of gross non-gaming revenue, as defined in the lease, and renewals are subject to rent increases based on the Consumer Price Index.

     We are a party to a lease for the exclusive use of approximately 133 parking spaces and the additional use of 169 spaces in another parking lot on property adjacent to the Isle-Biloxi. This lease expires on November 30, 2000. We have also entered into a joint venture arrangement to sublease property containing a two-level parking garage next to the Isle-Biloxi. The annual rent under this lease is approximately $169,000. This lease terminates on November 30, 2000.

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

Isle-Lula

     We lease approximately 1,000 acres of land in Coahoma County, Mississippi and utilize approximately 50 acres in connection with the operations of Isle-Lula. Unless terminated by us at an earlier date, the lease expires in
2033.  Rent under the lease is currently 5   % of gross gaming revenue as
established by the Mississippi Gaming Commission, as well as $3,333 per month for the Rhythm & Blues hotel. We also lease the property in Helena, Arkansas, upon which our off-site hotel is located. Rent under that lease is currently 3% of the revenue from the hotel. We also own approximately 100 acres in Coahoma County, which may be utilized for future development.

Isle-Bettendorf

     We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of Isle-Bettendorf. We also lease approximately 8 acres of land from an entity owned by members of Bernard Goldstein's family, including Robert Goldstein, which we utilize for parking. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $20,000 per month.

Isle-Natchez

     Through numerous lease agreements, we lease approximately 64 acres of land in Natchez, Mississippi which is used in connection with the operations of Isle-Natchez. Unless terminated by us at an earlier date, the lease expiration dates vary from 2001- 2037. Rents under the leases currently total approximately $60,000 per month. We also lease approximately 7.5 acres of land which is utilized for parking at the facility. We also own approximately 6 acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

Isle-Marquette

     We lease the dock site in Marquette, Iowa which is used in connection with the operations of the Isle-Marquette. The lease expires in 2019, and rent under the lease is currently $15,000 per month, plus $.50 per passenger, plus a percentage of gaming revenues less state wagering taxes that exceed $20,000 per year. We also lease approximately 5 acres of land used for the employee parking lot. That is a year-to-year lease which renews every August 15th, and rent is currently $833 per month. We also own approximately 25 acres of land for the pavilion, hotel, satellite offices, warehouse, lots by the marina, and other property.

Isle-Kansas City

     We lease approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Flamingo Casino. The term of the lease is 6 years and we have the option to renew the lease for 4 additional terms of 10 years each. Rent under the lease is currently $3,000,000 per year, subject to the higher of $3,000,000 (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

Other

     We own all of the riverboats and barges utilized at our existing facilities. We also own or lease all of our gaming and non-gaming equipment.

     We lease our corporate office in Biloxi and our corporate office in Boca Raton, Florida. We also own an office in Baton Rouge, Louisiana which is utilized as a regional office for our Louisiana properties.

     The Company has various property leases and options to either lease or purchase property which are not directly related to our existing operations. The properties are in Lula, Vicksburg, Natchez, Gulfport and Biloxi, Mississippi, Lake Charles, and Bossier City, Louisiana, Boonville, St. Louis County and Jefferson County, Missouri, and may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects.

     We own one additional riverboat casino, one floating pavilion, a partially completed vessel and several barges that are currently held for development or sale.


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

     In November 1999, the Isle-Vicksburg was named as a defendant in an action brought by individuals who own property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The complaint alleges that the defendants entered into an agreement to conduct a campaign opposing a gaming
application for a site on the Big Black River.   The plaintiffs allege that
because of this agreement trade was improperly restrained and competition in the gaming business was reduced. The plaintiffs further allege that the defendants conspired for the purpose of injuring the plaintiffs' property rights. The Company has settled this lawsuit.

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

Lady Luck Gaming Corporation ("Lady Luck")
------------------------------------------

Shareholder Class Action Lawsuits

     Lady Luck has been named as a defendant in a purported shareholder class action lawsuit alleging violations by Lady Luck of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for alleged material misrepresentations and omissions in connection with Lady Luck's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, among other things, injunctive relief, rescission and unspecified compensatory damages. While the outcome of this matter cannot presently be determined, we intend to vigorously defend the claims asserted in this action.

Greek Lawsuit

     Lady Luck and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $5.7 million as of April 30, 2000 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The case is still in its preliminary stage and its outcome cannot be predicted with any degree of certainty. However, we intend to vigorously defend the claims asserted in this action.

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

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

A special meeting of Isle of Capri stockholders in connection with BRDC Acquisition.

     On February 16, 2000, a special meeting of stockholders was held to consider the BRDC Acquisition. The acquisition was approved by our stockholders with 17,849,728 voting for the acquisition and 104,992 voting against the acquisition.

Special Meeting of Lady Luck Stockholders in connection with the Lady Luck Acquisition.
           -

     On February 8, 2000, a special meeting of Lady Luck stockholders was held in order to consider the Lady Luck acquisition. The acquisition was approved by the Lady Luck shareholders with not less than 4,010,480 voting for the acquisition.

Annual  Meeting  of  Stockholders
---------------------------------

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


          Name.                For         Withhold  Against
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

                                     PART II
                                     -------


ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS'
MATTERS.

     (a)  Market Information.  The following table presents the high and low bid
          ------------------
quotations for our Common Stock as reported on the Nasdaq National Market for the fiscal periods indicated. The quotations reflect interdealer prices, without retail mark-up or commissions, and may not necessarily represent actual transactions.


Fiscal Year Ended April 25, 1999 . . . . .  High    Low
                                            ------  ------
     First Quarter . . . . . . . . . . . .  $ 4.13  $ 3.00
     Second Quarter. . . . . . . . . . . .    3.63    1.75
     Third Quarter . . . . . . . . . . . .    4.25    2.44
     Fourth Quarter. . . . . . . . . . . .    6.50    3.88

Fiscal Year Ended April 30, 2000
     First Quarter . . . . . . . . . . . .  $ 8.69  $ 5.75
     Second Quarter. . . . . . . . . . . .   13.00    7.50
     Third Quarter . . . . . . . . . . . .   14.06    9.88
     Fourth Quarter. . . . . . . . . . . .   16.25   10.38

Fiscal Year Ended April 29, 2001
     First Quarter (through July 14, 2000)  $17.75  $12.50


     (b)     Holders  of  Common  Stock.  As  of July 14, 2000, there were 1,066
             --------------------------
holders of record of the Common Stock.

(c)     Dividends.  Isle  of  Capri has never paid any dividends with respect to
        ---------
its Common Stock and the current policy of the Board of Directors is to retain earnings to provide for the growth of the company. In addition, our Senior Credit Facility and the indenture governing our Senior Subordinated Notes limits our ability to pay dividends. See "Item 8 - Index to Consolidated Financial Statements -Isle of Capri Casinos, Inc.-Notes to Consolidated Financial Statements - Note 7." Consequently, no cash dividends are expected to be paid on our Common Stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of Common Stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1-Business-Regulatory Matters."

ITEM  6.    SELECTED  FINANCIAL  DATA.

     The following table presents our selected consolidated financial data for the five most recent fiscal years. This data is from our audited consolidated financial statements and the notes to those statements. Because the data in this table does not provide all of the data contained in our financial statements, including the related notes, you should read ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements, including the related notes, contained elsewhere in this document, and other data we have filed with the U.S. Securities and Exchange Commission.




                                                      FISCAL YEAR ENDED
                                APRIL 30,    APRIL 25,    APRIL 26,    APRIL 27,    APRIL 30,
                                 2000 (1)     1999 (2)      1998        1997 (3)     1996 (3)
                                ---------  -----------  -----------  -----------  -----------
INCOME STATEMENT DATA:                   (dollars in millions, except per share data)
Revenue. . . . . . . . . . . .  $  684.9   $  480.4     $  440.8     $  373.4     $  158.0

Operating income . . . . . . .     113.5       68.7         61.1         28.5          2.4
Net income (loss) before
     extraordinary item. . . .      32.1       12.1          7.5         (8.8)         1.6
Net income (loss). . . . . . .      31.1      (24.2)         7.5        (21.1)         1.6

Net income (loss) before
     extraordinary item
per common share
Basic. . . . . . . . . . . . .      1.22       0.51         0.32        (0.39)        0.10
Diluted. . . . . . . . . . .        1.15       0.51         0.32        (0.39)        0.10
Net income (loss) per
     common share
Basic. . . . . . . . . . . .        1.18      (1.03)        0.32        (0.94)        0.10
Diluted. . . . . . . . . . . .      1.11      (1.01)        0.32        (0.94)        0.10

BALANCE SHEET DATA:
Total assets . . . . . . . . .  $1,305.5   $  676.5     $  615.7     $  528.4     $  226.5
Long-term debt,
     including current portion     962.9      532.8        442.1        379.5        139.8
Stockholders' equity . . . . .     155.5       62.0         86.1         78.0         50.3


(1) The data presented for fiscal years prior to fiscal 2000 is not comparable to other periods presented because they do not include the operating results of Isle-Tunica which opened July 26, 1999 and on March 2, 2000, we acquired
Isle-Natchez,  Isle-Lula,  Isle-Bettendorf,  and  Isle-Marquette.

(2) The data presented for fiscal years prior to fiscal 1999 are not comparable to other periods because they do not include the operating results of Isle-Black Hawk which opened December 30, 1998.

(3) The operating results for fiscal years prior to fiscal 1998 are not comparable to other periods presented because the Isle-Bossier City and Isle-Lake Charles were accounted for under the equity method until August 6, 1996, when the remaining interests in these facilities were acquired by Isle of Capri. In addition, the earnings per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per common share and the impact of Standards No. 128, see the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-K.

     The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to obtain approvals for a new project in the St. Louis metropolitan area, develop a casino as the Isle-Boonville in Boonville, Missouri, and to develop hotels at the Isle-Lake Charles, the Isle-Black Hawk, and the Isle-Tunica and the expansion of non-gaming amenities at all facilities, including the conversion of the recently acquired Lady Luck Gaming facilities and the Kansas City Flamingo Hilton Casino into Isle of Capri themed casinos, are forward-looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials and labor and unforeseen delays resulting from a failure to obtain necessary approvals.

GENERAL

     Isle of Capri's results of operations for the fiscal year ended April 30, 2000 include approximately two months of operating results from the Lady Luck casinos in Bettendorf and Marquette, Iowa and Lula and Natchez, Mississippi. These casinos were acquired through Isle of Capri's acquisition of Lady Luck Gaming Corporation, BRDC, Inc. and other related assets on March 2, 2000. Prior to March 2, 2000, the results of operations reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, Isle-Bossier City, the Isle-Lake Charles, the Isle-Black Hawk (which opened December 31, 1998) and the Isle-Tunica (which opened July 26,
1999).

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

RESULTS OF OPERATIONS

Fiscal Year Ended April 30, 2000 Compared to Fiscal Year Ended April 25, 1999

     Total revenue for the fiscal year ended April 30, 2000 was $684.9 million, which included $619.4 million of casino revenue, $12.4 million of rooms revenue, $22.1 million of pari-mutuel commissions and $31.0 million of food, beverage and other revenue. This compares to total revenue for the previous fiscal year ended April 25, 1999 of $480.4 million, which included $424.4 million of casino revenue, $10.8 million of room revenue, $21.4 million of pari-mutuel commissions and $23.8 million of food, beverage and other revenue. Casino revenue increased $195.0 million or 45.9% primarily as a result of the inclusion of approximately two months of operating results from the acquisition of Lady Luck, a full year of operations at the Isle-Black Hawk (which commenced operations on December 30, 1998), the opening of a 305-room hotel at the Isle-Bossier City, increased market share at the Isle-Lake Charles, the opening of the Isle-Tunica on July 26, 1999 and a full year of operating results from a 124-room hotel at the Isle-Vicksburg (which opened in March 1999). Room revenue and food, beverage and other revenue have increased primarily as a result of the Lady Luck acquisition and the increased number of hotel rooms. Pari-mutuel commissions and fees have increased slightly compared to the prior year as a result of adverse weather conditions in the prior fiscal year. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the fiscal year ended April 30, 2000 totaled $116.1 million, or 18.7% of casino revenue, versus $77.7 million, or 18.3% of casino revenue, for the fiscal year ended April 25, 1999. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses have increased slightly as a percentage of casino revenue due to weak operating results at the Isle-Tunica.

     Operating expenses for the fiscal year ended April 30, 2000 also included room expenses of $5.8 million from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg and the Isle-Lula, Isle-Bettendorf, Isle-Natchez and Isle-Marquette. These expenses reflect those directly relating to the cost of providing these hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Rooms operating expenses as a percentage of rooms revenue increased from 36.1% for the fiscal year ended April 25, 1999 to 46.8% for the fiscal year ended April 30, 2000. Room expenses and room expenses as a percentage of rooms revenue both increased primarily as a result of start up costs related to the opening of the new 305 room deluxe Isle-Bossier City hotel in late June 1999. Additionally, the hotels acquired through the Lady Luck acquisition currently have higher operating expenses than the Isle of Capri Casino hotels.

     State and local gaming taxes paid in Louisiana, Mississippi, Iowa and Colorado totaled $122.6 million, or 19.8% of casino revenue, for the fiscal year ended April 30, 2000, compared to $86.9, or 20.5% of casino revenue million for the fiscal year ended April 25, 1999, which is consistent with each state's gaming tax rate for the applicable fiscal years.

     Pari-mutuel operating costs of Pompano Park totaled $16.4 million in fiscal 2000 compared to $15.7 million in fiscal 1999. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. Pari-mutuel operating costs as a percentage of pari-mutuel revenues have increased from 73.7% for the fiscal year ended April 25, 1999 to 74.4% for the fiscal year ended April 30, 2000. This increase is primarily related to increased competition for simulcasting contracts at Pompano Park.

     Food, beverage and other expenses totaled $19.1 million for the fiscal year ended April 30, 2000, compared to $14.2 million for the fiscal year ended April 25, 1999. These expenses have increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica, as well as the Lady Luck acquisition. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues increased from 59.6% for the fiscal year ending April 25, 1999 to 61.6% for the fiscal year ended April 30, 2000. Food and beverage operating margins were lower primarily due to increased food cost related to certain seafood items which are featured in most of the Company's restaurants.

     Marine and facilities expenses totaled $39.9 million for the fiscal year ended April 30, 2000, versus $28.2 million for the fiscal year ended April 25, 1999. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the addition of several new and acquired facilities. Marine and facilities expenses as a percentage of total revenue have remained level at approximately 5.8%.

     Marketing and administrative expenses totaled $205.7 million, or 30.0% of total revenue, for the fiscal year ended April 30, 2000, versus $144.5 million, or 30.1% of total revenue, for the fiscal year ended April 25, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased due primarily to the opening of the addition of several new and acquired casino facilities, while these expenses as a percentage of total revenue remains level as a result of management's expense containment programs.

     Preopening expenses of $3.4 million for the fiscal year ended April 30, 2000 represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Tunica.

     Depreciation and amortization expense was $42.3 million for the fiscal year ended April 30, 2000 and $36.3 million for the fiscal year ended April 25, 1999. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service or acquired.

     Interest expense was $55.6 million for the fiscal year ended April 30, 2000, net of capitalized interest of $2.4 million and interest income of $4.8 million, versus $45.7 million for the year ended April 25, 1999, net of capitalized interest of $7.2 million and interest income of $2.9 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $9.7 million, net of capitalized interest of $1.1 million and interest income of $.4 million related to Black Hawk LLC is included in the fiscal year ended April 30, 2000. This compares to interest expense of $4.9 million, net of capitalized interest of $4.8 million and interest income of $0.8 million, for the fiscal year ended April 25, 1999.

     Isle of Capri's effective tax rate was 44.3% prior to extraordinary items for the fiscal year ended April 30, 2000 and 49.3% for the fiscal year ended April 25, 1999, which includes the effects of non-deductible goodwill amortization for income tax purposes. The effective tax rate decreased during fiscal 2000 compared to fiscal 1999, as a result of increased taxable income which offsets the fixed effects of the non-deductible goodwill amortization.

Fiscal Year Ended April 25, 1999 Compared to Fiscal Year Ended April 26, 1998

     Total revenue for the fiscal year ended April 25, 1999 was $480.4 million, which included $424.4 million of casino revenue, $10.8 million of rooms revenue, $21.4 million of pari-mutuel commissions and $23.8 million of food, beverage and other revenue. This compares to total revenue for the previous fiscal year ended April 26, 1998 of $440.8 million, which included $388.2 million of casino revenue, $9.5 million of room revenue, $22.6 million of pari-mutuel commissions and $20.5 million of food, beverage and other revenue. Casino revenue increased primarily as a result of increased market share at the Isle-Lake Charles, the commencement of operations at the Isle-Black Hawk on December 30, 1998 and the opening of a 124-room hotel at the Isle-Vicksburg. Room revenue and food, beverage and other revenue have increased as a result of the increased number of hotel rooms and the development of Isle of Capri's themed restaurant, branded Farraddays', which opened at each of Isle of Capri's casino properties during fiscal 1998 and were open a full year in fiscal 1999. Pari-mutuel commissions and fees decreased slightly compared to the prior year as a result of adverse weather conditions and increased competition for simulcasting contracts at Pompano Park. Revenue does not reflect the retail value of any complimentaries.

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

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2000, Isle of Capri had cash and cash equivalents of $168.0 million and short term investments of $39.0 million that mature within the next eight months, compared to $85.1 million at April 25, 1999. The increase in cash is primarily a result of cash flow from operating activities and excess proceeds from our March 2, 2000 refinancing. During the fiscal year ended April 30, 2000, Isle of Capri's operating activities provided $130.4 million of cash, compared to $65.2 million of cash provided by operating activities in the fiscal year ended April 25, 1999.

     Isle of Capri invested $104.6 million in property and equipment during the fiscal year ended April 30, 2000, primarily for the development of the Isle-Tunica, the development of a 305-room deluxe hotel at the Isle-Bossier City, a 250-room deluxe hotel at the Isle-Lake Charles, a 227-room hotel at the Isle-Tunica and the development of a 237-room hotel at the Isle-Black Hawk. This compares to $95.0 million invested in property and equipment during the fiscal year ended April 25, 1999, primarily related to the development of the Isle-Black Hawk, which commenced operations on December 30, 1998 and the development of a 124-room hotel at the Isle-Vicksburg.

     On March 2, 2000 Isle of Capri acquired Lady Luck in a merger transaction. Lady Luck's common stockholders received cash in the amount of $12.00 per share for an aggregate consideration of approximately $59 million. Isle of Capri intends to invest approximately $35.0 million over the next 12 months to convert the Lady Luck casinos into Isle of Capri casinos of which $1.6 million was incurred as of fiscal year end 2000. The Company funded the acquisition of Lady Luck using amounts drawn under its Amended and Restated Senior Credit Facility.

     Simultaneously with the Lady Luck acquisition discussed above, Isle of Capri acquired BRDC, Inc. which held the other 50% interest in Lady Luck's Bettendorf, Iowa facility not owned by Lady Luck, and related real estate, in exchange for 6.3 million shares of Isle of Capri common stock, subject to post-closing adjustment in certain circumstances. This interest was owned by members of the family of Bernard Goldstein, Isle of Capri's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors.

     On March 2, 2000 Isle of Capri Casinos, Inc. amended and restated its Senior Credit Facility in connection with its acquisition of Lady Luck Gaming Corporation and BRDC, Inc., as well as to provide financing for the pending acquisitions of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri and of Davis Gaming Boonville, Inc. The previous $175.0 million Senior Credit Facility was expanded under the Amended and Restated agreement to a $600.0 million Senior Credit Facility, including a $125.0 million revolver, which is undrawn as of the date of this filing.

     On May 3, 2000, Isle of Capri acquired Davis Gaming Boonville, Inc., which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri intends to develop a casino project in Boonville with a total expected investment of approximately $75.0 million which includes the $11.5 million purchase price paid and to be paid for Davis Gaming Boonville, Inc. Isle of Capri has begun construction on this project and intends to fund this development through its Amended and Restated Senior Credit Facility.

     Additionally, on June 5, 2000, Isle of Capri acquired certain assets of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri from Flamingo Hilton Riverboat, L.P., a subsidiary of Hilton Hotels Corporation for $33.5 million cash less certain assumed liabilities. Isle of Capri anticipates investing up to an additional $15.0 million in this project, primarily to re-theme the casino into an Isle of Capri Casino. Isle of Capri intends to fund the acquisition and improvements through cash from operations and its Amended and Restated Senior Credit Facility.

     Isle of Capri anticipates that a significant portion of its principal near-term capital requirements will relate to the expansion of the Isle-Tunica, the Isle-Lake Charles and the Isle-Black Hawk. Isle of Capri is in the process of investing an additional amount of $44.5 million to construct an on-site hotel at the Isle-Tunica with approximately 227 rooms and two live entertainment theaters with combined seating for approximately 1,800 people. The hotel is currently under construction and the site work necessary for the construction of the theaters has begun. Isle of Capri has also begun construction of an on-site 250-room deluxe hotel at the Isle-Lake Charles, with an estimated cost of approximately $33.0 million. Additionally, the Isle-Black Hawk is continuing the construction of a hotel containing 237 rooms at the Isle-Black Hawk for approximately $29.0 million. Isle of Capri is assisting Isle-Black Hawk with the financing of the development of this hotel and plans to loan $5.0 million with interest payable in cash and another $5.0 million with interest payable in kind (with additional notes). Additionally, Isle of Capri has agreed to contribute up to $10.0 million in additional equity to supplement funds generated from Isle-Black Hawk operations to complete the hotel, if necessary.

     The Missouri Gaming Commission has selected our Jefferson County, Missouri project for development. This project, which will primarily serve the South St. Louis metropolitan area, was selected over three other projects, including our proposed project at the Jefferson Barracks site in South St. Louis County.
The project is expected to include a 35,000 square foot casino, our signature restaurants and a 200-room hotel. We expect to begin construction in late 2000 and to complete this project in the spring of 2002.

     A joint venture in which we own 45% and have a management contract has applied to the Louisiana Gaming Commission for the issuance of a license. The gaming commission is not expected to make a decision until early 2001.

     On July 18, 2000 the Company signed an agreement to purchase the Davenport, Iowa casino and hotel from President Casinos et al for $58.2 million. The closing of the transaction is subject to a number of conditions including the satisfactory completion of a due diligence review and the necessary regulatory approvals.

     In June 1999, PPI, Inc. sold an option to purchase 135 acres of property, adjacent to its Pompano Park Harness Racing Track, for $16.3 million. The sale resulted in a gain on disposal of approximately $3.1 million.

     All of Isle of Capri's development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of its plans are preliminary, subject to continuing refinement or otherwise subject to change.

     In addition to the $35.0 million Isle of Capri expects to invest to convert the Lady Luck casinos into Isle of Capri casinos, Isle of Capri anticipates that capital improvements approximating $27.0 million will be made during fiscal 2001 to maintain its existing facilities and remain competitive in its markets. Isle of Capri expects that available cash and cash from future operations, as well as borrowings under its Senior Credit Facility, will be adequate to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle of Capri will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow Isle of Capri to remain competitive in its existing markets. In addition, the indenture governing the 8 3/4 % Senior Subordinated Notes restricts, among other things, Isle of Capri's ability to borrow money, create liens, make restricted payments and sell assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Isle of Capri's primary exposure to market risk is interest rate risk associated with its Amended and Restated Senior Credit Facility. We do not utilize these financial instruments for trading purposes. We manage our interest rate risk on long-term debt by managing the mix of our fixed-rate and variable-rate debt. There has been no change in how we manage our interest rate risk when compared to the prior fiscal year. Isle of Capri does not use interest rate derivative instruments to manage exposure to interest rate changes.

     The following table provides information at April 30, 2000, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in thousands) and related weighted average interest rates by expected maturity dates.




FISCAL YEAR
(dollars in thousands). . . . . . . . . . . . .     2001          2002       2003          2004
-----------------------------------------------  --------  ------------  ---------  ------------
Liabilities
     Long-term Debt, including Current portion

     Fixed Rate . . . . . . . . . . . . . . . .  $ 3,650   $     3,052   $  2,361   $     2,321
     Avg. interest rate . . . . . . . . . . . .    9.430%        9.432%     9.433%        9.432%

     Variable Rate. . . . . . . . . . . . . . .  $13,750   $    18,750   $ 23,750   $    28,750
     Avg. interest rate (1) . . . . . . . . . .        -             -          -             -

FISCAL YEAR                                                                         Fair Value
(dollars in thousands). . . . . . . . . . . . .     2005   Thereafter    Total          4/30/00
-----------------------------------------------  --------  ------------  ---------  ------------
Liabilities
     Long-term Debt, including Current portion

     Fixed Rate . . . . . . . . . . . . . . . .  $ 2,531   $   473,986   $487,901   $   452,576
     Avg. interest rate . . . . . . . . . . . .    9.430%       10.622%

     Variable Rate. . . . . . . . . . . . . . .  $33,750   $   356,250   $475,000   $   475,000
     Avg. interest rate (1) . . . . . . . . . .        -             -


(1) Interest is based upon, at our option, a one-, two-, three-, or six-month Eurodollar rate plus a margin ranging from 1.75% to 3.625%, or the prime rate plus a margin ranging from 0.75% to 2.625% for our term loan and revolving credit facility. The applicable margin is dependent upon Isle of Capri's outstanding indebtedness and operating cash flow.

ITEM  8.     INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS





                                                                                                      PAGE
                                                                                                      ----
ISLE OF CAPRI CASINOS, INC.

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40
Consolidated Balance Sheets, April 30, 2000 and April 25, 1999 . . . . . . . . . . . . . . . . . . .    41
Consolidated Statements of Operations, Years ended April 30, 2000, April 25, 1999 and April 26, 1998    42
Consolidated Statements of Stockholders' Equity, Years ended April 30, 2000, April 25, 1999
    and  April 26, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43
Consolidated Statements of Cash Flows, Years ended April 30, 2000, April 25, 1999 and April 26, 1998    44
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

     We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 30, 2000 and April 25, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2000, April 25, 1999 and April 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 30, 2000 and April 25, 1999, and the consolidated results of their operations and their cash flows for the years ended April 30, 2000, April 25, 1999 and April 26, 1998, in conformity with accounting principles generally accepted in the United States.


                                   ERNST  &  YOUNG  LLP

New  Orleans,  Louisiana
June  15,  2000,  except
for  Note  20,  as  to  which
the  date  is  July  26,  2000




                                      ISLE OF CAPRI CASINOS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       April 30,   April 25,
                                        ASSETS                                           2000         1999
                                        ------                                        ----------  -----------

Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  167,972  $   85,117
     Short term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,044           -
     Accounts receivable:
            Related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         307          41
            Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,343       5,894
     Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       7,509
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,167       4,684
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .       9,500       5,771
                                                                                      ----------  -----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .     238,333     109,016
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . .     699,246     411,176
Other assets:
     Investment in and advances to joint ventures. . . . . . . . . . . . . . . . . .       1,914       1,851
     Property held for development or sale . . . . . . . . . . . . . . . . . . . . .       3,782       5,532
     Licenses and other intangible assets, net of accumulated amortization of
          $11,896 and $8,960, respectively.. . . . . . . . . . . . . . . . . . . . .      91,100      63,408
     Goodwill, net of accumulated amortization
          $11,721 and $8,644, respectively.. . . . . . . . . . . . . . . . . . . . .     228,530      52,818
     Berthing, concession, and leasehold rights, net of accumulated amortization of
          $2,462 and $2,149, respectively. . . . . . . . . . . . . . . . . . . . . .       3,806       4,119
     Deferred financing costs, net of accumulated amortization of $4,145 and
          $1,305, respectively.. . . . . . . . . . . . . . . . . . . . . . . . . . .      25,466      19,351
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,556       5,480
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . .       7,781       3,733
                                                                                      ----------  -----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,305,514  $  676,484
                                                                                      ==========  ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .  $   17,400  $    5,883
     Accounts payable:
           Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,407      20,102
           Related party.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          95           -
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,010       2,033
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . .      39,338      23,867
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . .      16,096      11,700
           Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,661           -
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . .       9,033       5,351
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,996       9,888
                                                                                      ----------  -----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . .     162,036      78,824
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . .     945,501     526,873
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,763       4,689
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,851           -

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,843       4,143
Stockholders' equity:
     Preferred stock, $.01 par value; 2,050 shares authorized; none issued.. . . . .           -           -
     Common stock, $.01 par value; 45,000 shares authorized; shares issued and
          outstanding: 30,369 at April 30, 2000 and 23,569 at April 25, 1999.. . . .         304         236
     Class B common stock, $.01 par value; 3,000 shares authorized; none
          issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           -
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .     125,572      63,146
          Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . .      29,644      (1,427)
                                                                                      ----------  -----------
               Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .     155,520      61,955
                                                                                      ----------  -----------
               Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $1,305,514  $  676,484
                                                                                      ==========  ===========

                 See notes to consolidated financial statements




                                 ISLE OF CAPRI CASINOS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Fiscal Year Ended
                                                            -------------------
                                                    April 30,        April 25,    April 26,
                                                       2000            1999         1998
                                               -------------------  -----------  -----------
Revenue:
     Casino . . . . . . . . . . . . . . . . .  $          619,351   $  424,379   $  388,223
     Rooms. . . . . . . . . . . . . . . . . .              12,444       10,829        9,528
     Pari-mutuel commissions and fees . . . .              22,064       21,351       22,565
     Food, beverage and other . . . . . . . .              30,991       23,818       20,500
                                               -------------------  -----------  -----------
          Total revenue . . . . . . . . . . .             684,850      480,377      440,816
Operating Expenses:
     Casino . . . . . . . . . . . . . . . . .             116,105       77,679       76,072
     Gaming taxes . . . . . . . . . . . . . .             122,572       86,855       78,586
     Rooms. . . . . . . . . . . . . . . . . .               5,824        3,914        3,271
     Pari-mutuel. . . . . . . . . . . . . . .              16,406       15,741       16,315
     Food, beverage and other . . . . . . . .              19,089       14,204       13,379
     Marine and facilities. . . . . . . . . .              39,862       28,218       26,203
     Marketing and administrative . . . . . .             205,730      144,541      132,300
     Accrued litigation settlement (reversal)                   -       (4,215)           -
     Valuation charge . . . . . . . . . . . .                   -        5,097            -
     Preopening expenses. . . . . . . . . . .               3,420        3,320            -
     Depreciation and amortization. . . . . .              42,346       36,277       33,588
                                               -------------------  -----------  -----------
          Total operating expenses. . . . . .             571,354      411,631      379,714
                                               -------------------  -----------  -----------
     Operating income . . . . . . . . . . . .             113,496       68,746       61,102
     Interest expense . . . . . . . . . . . .             (60,413)     (48,638)     (51,579)
     Interest income. . . . . . . . . . . . .               4,780        2,907        4,702
     Gain on disposal . . . . . . . . . . . .               3,106            -            -
     Minority interest. . . . . . . . . . . .              (3,700)       2,209          819
     Equity in income (loss) of
          unconsolidated joint ventures . . .                 259       (1,340)           -
                                               -------------------  -----------  -----------
     Income before income taxes
          and extraordinary item. . . . . . .              57,528       23,884       15,044
     Income tax provision . . . . . . . . . .              25,473       11,775        7,497
                                               -------------------  -----------  -----------
     Income before extraordinary item.. . . .              32,055       12,109        7,547
     Extraordinary loss on extinguishment
          of debt, net of applicable income
          tax benefit of $634, $19,538,
          and $0, respectively. . . . . . . .                (984)     (36,285)           -
                                               -------------------  -----------  -----------
     Net income (loss). . . . . . . . . . . .  $           31,071   $  (24,176)  $    7,547
                                               ===================  ===========  ===========
     Earnings (loss) per share
          of common stock:
     Earnings (loss) per common share:
          Income before extraordinary item. .  $             1.22   $     0.51   $     0.32
          Extraordinary loss, net.. . . . . .  $            (0.04)  $    (1.54)  $        -
                                               -------------------  -----------  -----------
          Net income (loss).. . . . . . . . .  $             1.18   $    (1.03)  $     0.32
                                               ===================  ===========  ===========
     Earnings (loss) per common share -
          assuming dilution:
          Income before extraordinary item. .  $             1.15   $     0.51   $     0.32
          Extraordinary loss, net . . . . . .  $            (0.04)  $    (1.52)  $        -
                                               -------------------  -----------  -----------
          Net income (loss) . . . . . . . . .  $             1.11   $    (1.01)  $     0.32
                                               ===================  ===========  ===========

          Weighted average basic shares . . .              26,327       23,569       23,455
          Weighted average diluted shares . .              27,925       23,859       23,465

                           See notes to consolidated financial statements


                                  ISLE OF CAPRI CASINOS, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   Shares of            Additional   Retained       Total
                                                    Common    Common     Paid-in     Earnings    Stockholders'
                                                     Stock     Stock      Capital    (Deficit)      Equity
                                                  ----------  -------  -----------  ----------  ---------------

Balance, April 27, 1997. . . . . . . . . . . . .  23,345,287  $   233  $    62,538  $  15,202   $       77,973
     Exercise of stock options . . . . . . . . .       8,438        -            8          -                8
     Issuance of stock for deferred financing
       costs . . . . . . . . . . . . . . . . . .     174,337        2          498          -              500
     Issuance of stock for compensation. . . . .      40,500        1          102          -              103
     Net income. . . . . . . . . . . . . . . . .           -        -            -      7,547            7,547
                                                  ----------  -------  -----------  ----------  ---------------
Balance, April 26, 1998. . . . . . . . . . . . .  23,568,562      236       63,146     22,749           86,131
     Net loss. . . . . . . . . . . . . . . . . .           -        -            -    (24,176)         (24,176)
                                                  ----------  -------  -----------  ----------  ---------------
Balance, April 25, 1999. . . . . . . . . . . . .  23,568,562      236       63,146     (1,427)          61,955
     Exercise of stock options and warrants. . .     500,390        5        2,727          -            2,732
     Issuance of common stock for acquisition. .   6,300,000       63       59,699                      59,762
     Net income. . . . . . . . . . . . . . . . .           -        -            -     31,071           31,071
                                                  ----------  -------  -----------  ----------  ---------------
Balance, April 30, 2000. . . . . . . . . . . . .  30,368,952  $   304  $   125,572  $  29,644   $      155,520
                                                  ==========  =======  ===========  ==========  ===============

                 See notes to consolidated financial statements


                                ISLE OF CAPRI CASINOS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)

                                                                                    Fiscal Year Ended
                                                                                   -------------------
                                                                          April 30,         April 25,    April 26,
                                                                             2000             1999         1998
                                                                     -------------------  -----------  -----------
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $           31,071   $  (24,176)  $    7,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . .              42,346       36,277       33,588
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . .              17,410       (7,763)       5,303
     Amortization of bond discount and deferred financing costs . .               2,969        2,317        1,926
     Valuation charge . . . . . . . . . . . . . . . . . . . . . . .                   -        5,097            -
     Gain on disposal of assets.. . . . . . . . . . . . . . . . . .              (3,106)         659            -
     Equity in (income) loss of unconsolidated joint ventures.. . .                (259)       1,340            -
     Extraordinary item (net of taxes). . . . . . . . . . . . . . .                 984       36,285            -
     Minority interest. . . . . . . . . . . . . . . . . . . . . . .               3,700       (2,209)        (819)
     Changes in current assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . .                 363         (278)       6,324
          Income tax receivable . . . . . . . . . . . . . . . . . .               8,143       15,592            -
          Prepaid expenses and other assets.. . . . . . . . . . . .              (1,666)      (1,126)       1,168
          Accounts payable and accrued expenses.. . . . . . . . . .              28,526        3,203       10,272
                                                                     -------------------  -----------  -----------
Net cash provided by operating activities.. . . . . . . . . . . . .             130,481       65,218       65,309

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . . . . . .            (104,569)     (94,996)     (65,455)
Net cash paid for acquisitions. . . . . . . . . . . . . . . . . . .            (119,355)           -            -
Purchase of short-term investments. . . . . . . . . . . . . . . . .             (39,044)           -            -
Proceeds from disposals of property and equipment.. . . . . . . . .               6,134          202          251
Investments in and advances to joint ventures . . . . . . . . . . .                 196       (1,482)      (2,628)
Restricted cash.. . . . . . . . . . . . . . . . . . . . . . . . . .               2,559       44,861      (50,341)
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .              (3,879)        (601)      (1,555)
                                                                     -------------------  -----------  -----------
Net cash used in investing activities.. . . . . . . . . . . . . . .            (257,957)     (52,016)    (119,728)

FINANCING ACTIVITIES:
Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . . . .             475,061      447,088       75,000
Principal payments on debt and cash paid to retire debt . . . . . .            (258,078)    (414,136)     (17,823)
Deferred financing costs. . . . . . . . . . . . . . . . . . . . . .              (9,384)     (13,497)      (2,152)
Proceeds from exercise of stock options and warrants. . . . . . . .               2,732            -            8
                                                                     -------------------  -----------  -----------
Net cash provided by financing activities . . . . . . . . . . . . .             210,331       19,455       55,033

Net increase in cash and cash equivalents . . . . . . . . . . . . .              82,855       32,657          614
Cash and cash equivalents at beginning of year. . . . . . . . . . .             167,972       52,460       51,846
                                                                     -------------------  -----------  -----------
Cash and cash equivalents at end of year. . . . . . . . . . . . . .  $          250,826   $   85,117   $   52,460
                                                                     ===================  ===========  ===========

                 See notes to consolidated financial statements


                                       ISLE OF CAPRI CASINOS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                            (IN THOUSANDS)

                                                                         Fiscal Year Ended
                                                                        -------------------
                                                                 April 30,       April 25,   April 26,
                                                                   2000            1999        1998
                                                           -------------------  ----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments (receipts) for:
     Interest . . . . . . . . . . . . . . . . . . . . . .  $           (1,933)  $   63,297  $   50,479
     Income taxes - net of refunds. . . . . . . . . . . .                   -        3,140      (4,840)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Notes Payable and Debt issued for:
     Property and equipment.. . . . . . . . . . . . . . .                   -        8,369           -
Capital Contributions:
     Land . . . . . . . . . . . . . . . . . . . . . . . .                   -            -       7,504
     Property and equipment . . . . . . . . . . . . . . .                   -            -       1,615
Other:
     Deferred financing costs funded through
       issuance of common stock . . . . . . . . . . . . .              (1,933)           -         500
     Construction costs funded through accounts payable .                   -        2,401       1,614
Acquisitions of businesses:
     Fair value of assets acquired. . . . . . . . . . . .             496,417            -           -
     Less fair value of liabilities assumed . . . . . . .            (317,300)           -           -
     Less stock issued. . . . . . . . . . . . . . . . . .             (59,762)           -           -
     Net cash payment . . . . . . . . . . . . . . . . . .             119,355            -           -

                 See notes to consolidated financial statements

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     Isle of Capri Casinos, Inc., (the "Company" or "Isle of Capri"), was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations in Biloxi, Vicksburg, Tunica, Natchez and Lula, Mississippi, in Bossier City and Lake Charles, Louisiana, in Bettendorf and Marquette, Iowa and in Black Hawk, Colorado through its subsidiaries.

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

Fiscal  Year  End

     Effective April 27, 1997, the Company changed from an April 30 fiscal year end to a fiscal year ending on the last Sunday in April. This fiscal year creates more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days (26) in each quarter. Periodically this system necessitates a 53 week year. Fiscal 2000 commenced on April 26, 1999 and ended April 30, 2000 and had 14 weeks in its 4th quarter.

     Cash  Equivalents

     The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are placed primarily with a high-credit-quality financial institution. At April 30, 2000, cash equivalents were invested primarily in short-term commercial paper and U.S. Treasury Bills. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

     Revenue  and  Promotional  Allowances

     Casino revenue is the net win from gaming activities which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive electronic gaming device jackpots.

     Revenue does not include the retail amount of food, beverage and other items provided gratuitously to customers, which totaled $74.9 million, $49.7 million, and $37.0 million for the years ended April 30, 2000, April 25, 1999 and April 26, 1998, respectively. The estimated cost of providing such complimentary services, which is included in casino expense, was $52.7 million, $33.1 million and $32.6 million for the years ended April 30, 2000, April 25, 1999 and April 26, 1998, respectively.

     Advertising  Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended April 30, 2000, April 25, 1999 and April 26, 1998 totaled $14.7 million, $10.8 million and $10.7 million, respectively.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:



                                                                                      Fiscal Year Ended
                                                                                     -------------------
                                                                            April 30,        April 25,    April 26,
                                                                               2000            1999         1998
                                                                       -------------------  -----------  ----------
Numerator:
     Income before extraordinary item.. . . . . . . . . . . . . . . .  $           32,055   $   12,109   $    7,547
     Extraordinary loss, net. . . . . . . . . . . . . . . . . . . . .                (984)     (36,285)           -
                                                                       -------------------  -----------  ----------
     Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .              31,071      (24,176)       7,547
     Numerator for basic earnings (loss) per share - income
          (loss) available to common stockholders . . . . . . . . . .              31,071      (24,176)       7,547
     Effect of diluted securities.. . . . . . . . . . . . . . . . . .                   -            -            -
                                                                       -------------------  -----------  ----------
     Numerator for diluted earnings (loss) per share-
          income (loss) available to common stockholders after
               assumed conversions. . . . . . . . . . . . . . . . . .  $           31,071   $  (24,176)  $    7,547
                                                                       ===================  ===========  ==========

Denominator:
     Denominator for basic earnings (loss) per share -
          weighted - average shares . . . . . . . . . . . . . . . . .              26,327       23,569       23,455
     Effect of dilutive securities
          Employee stock options and warrants . . . . . . . . . . . .               1,598          290           10
                                                                       -------------------  -----------  ----------
     Dilutive potential common shares.. . . . . . . . . . . . . . . .               1,598          290           10
                                                                       -------------------  -----------  ----------
     Denominator for diluted earnings (loss) per share -
          adjusted weighted - average shares and assumed conversions.              27,925       23,859       23,465
                                                                       ===================  ===========  ==========

     BASIC EARNINGS (LOSS) PER SHARE
          Income before extraordinary item. . . . . . . . . . . . . .  $             1.22   $     0.51   $     0.32
          Extraordinary loss, net . . . . . . . . . . . . . . . . . .               (0.04)       (1.54)           -
                                                                       -------------------  -----------  ----------
          Net income (loss).. . . . . . . . . . . . . . . . . . . . .  $             1.18   $    (1.03)  $     0.32
                                                                       ===================  ===========  ==========

     DILUTED EARNINGS (LOSS) PER SHARE
          Income before extraordinary item. . . . . . . . . . . . . .  $             1.15   $     0.51   $     0.32
          Extraordinary loss, net . . . . . . . . . . . . . . . . . .               (0.04)       (1.52)           -
                                                                       -------------------  -----------  ----------
          Net income (loss).. . . . . . . . . . . . . . . . . . . . .  $             1.11   $    (1.01)  $     0.32
                                                                       ===================  ===========  ==========


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

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:




                                              April 30,     April 25,
                                                2000           1999
                                          ---------------  ----------
                                                 (In thousands)
Property and equipment:
     Land and land improvements. . . . .  $       114,626  $   60,776
     Leasehold improvements. . . . . . .           98,473      98,120
     Buildings and improvements. . . . .          307,116     123,845
     Riverboats and floating pavilions .           98,448      97,332
     Furniture, fixtures, and equipment.          171,364      98,145
     Construction in progress. . . . . .           53,565      42,966
                                          ---------------  ----------
                                                  843,592     521,184
     Less: accumulated depreciation. . .          144,346     110,008
                                          ---------------  ----------
                                          $       699,246  $  411,176
                                          ===============  ==========


     The allocation of the purchase price of the Lady Luck and BRDC acquisitions is tentative pending completion of inventories on the facilities and equipment acquired. The allocation may change with the completion of these inventories.

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


     Interest capitalized during the fiscal years ended April 30, 2000, April 25, 1999, and April 26, 1998 totaled $2.4 million, $7.2 million and $2.7 million, respectively. Depreciation expense for the fiscal years ended April 30, 2000, April 25, 1999 and April 26, 1998 totaled $35.1 million, $30.4 million and $27.1 million, respectively.

     Effective April 26, 1999, Isle of Capri increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of those assets. Isle of Capri also reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. For the year ended April 30, 2000, the effect of these two changes was immaterial.

3.  OTHER ASSETS

    Licenses and other intangible assets

     Licenses and other intangible assets represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP") and the value of the Lady Luck trademarks, player database and workforce acquired in the acquisition of Lady Luck Gaming Corporation. These assets are being amortized over a twenty-five-year period using the straight-line method.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  OTHER ASSETS (CONTINUED)

Long-lived  Assets

     The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, including related goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

     Deferred  Financing  Costs

     The costs of issuing long-term debt are capitalized and are being amortized using the effective interest method over the term of the related debt.

     Berthing,  Concession,  and  Leasehold  Rights

     Berthing, concession and leasehold rights are recorded at cost and are being amortized over approximately twenty years using the straight-line method.

     Goodwill

     Goodwill reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of SCGC, GPRI, LRGP, Lady Luck Gaming Corporation and BRDC, Inc. Goodwill is being amortized over a twenty-five-year period using the straight-line method.

    Restricted cash

     Restricted cash primarily represents cash restricted for a certificate of deposit in the amount of $1.5 million for the Greek Lawsuit (see footnote 12 for further details), deposit of $1.1 million held in trust to secure the letter of credit for Isle-Black Hawk (see footnote 9 for further details), gaming deposits totaling $1.1 million, workers' compensation in the amount of $0.3 million, and various other deposits totaling $1.6 million.

4.  SHORT-TERM INVESTMENTS

     At April 30, 2000 short-term investments consist primarily of short-term commercial paper and certificates of deposits. The carrying amount of short-term investments approximates fair value because of the short maturity of these instruments.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  ISLE OF CAPRI BLACK HAWK, L.L.C.

     On April 25, 1997, a wholly-owned subsidiary of the Company, Casino America of Colorado, formed Isle-Black Hawk, a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. Isle-Black Hawk owns a casino in Black Hawk, Colorado, which opened on December 30, 1998. Isle-Black Hawk has begun to construct a hotel containing approximately 237 rooms at the site of the Isle-Black Hawk. The Company has a 57% ownership interest in Isle-Black Hawk. Prior to December 30, 1998, Isle-Black Hawk was a development stage company.

6.  CAPRI CRUISES, L.L.C.

     On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. Cruise operations began in early June 1998. As of April 30, 2000, the Company had invested $3.0 million into this 50/50 unconsolidated joint venture, which is operating one cruise ship from the Port of New Orleans.

7.  MERGERS AND ACQUISITIONS

    Isle of Capri-Tunica

     In March 1999, the Company acquired the original Harrah's casino facility located in Tunica County, Mississippi for $9.5 million. The Company invested an additional $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. The Company opened the Isle-Tunica on July 26, 1999 with approximately 875 slot machines, 15 table games and its two trademark restaurants. The Company also plans to invest an additional approximately $44.0 million to construct an on-site hotel with up to 250 rooms and two live entertainment theaters with combined seating for 1,800 people. Construction of the hotel is currently underway and construction of the theaters is scheduled to begin during the first half of 2000.

    Lady Luck Gaming Corporation

     On March 2, 2000 the Company acquired Lady Luck Gaming Corporation ("Lady Luck") in a merger transaction pursuant to which Lady Luck became a wholly-owned subsidiary of the Company. Lady Luck's common stockholders received cash in the amount of $12.00 per share for an aggregate share consideration of approximately $59 million. Lady Luck operated dockside riverboat casinos and hotels in Lula and Natchez, Mississippi; owned a 50% interest in the Lady Luck Casino and Hotel in Bettendorf, Iowa; and on October 29, 1999, acquired the Miss Marquette Casino in Marquette, Iowa for $41.7 million. In November 1999, the Company made a secured loan of approximately $21.0 million to Lady Luck in order to assist Lady Luck in consummating its acquisition of the Miss Marquette riverboat in Marquette, Iowa. The Company also completed the acquisition of certain intellectual property for $31.0 million contemporaneously with the merger. The Company expects to complete the acquisition of the Las Vegas casino and hotel upon receipt of regulatory approval in Nevada. The acquisition price for the Las Vegas facility is $14.5 million.

    BRDC, Inc.

     On March 2, 2000 the Company merged with BRDC, Inc. ("BRDC") which owned a 50% interest in Lady Luck's Bettendorf, Iowa facility that was not owned by Lady Luck and related real estate in exchange for 6.3 million shares of the Company's common stock, subject to post-closing adjustment in certain circumstances totaling approximately $153,000. BRDC was owned by members of the family of Bernard Goldstein, the Company's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  MERGERS AND ACQUISITIONS (CONTINUED)

     The operations of Lady Luck and BRDC are included in the consolidated statements of operations from the date of acquisition. The transactions were accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a twenty-five year period. The allocation of the purchase price of the Lady Luck and BRDC acquisitions is tentative pending completion of inventories on the facilities and equipment acquired. The allocation may change with the completion of these inventories.

     The pro forma unaudited results of operations for the years ended April 30, 2000, and April 25, 1999, assuming the purchase of Lady Luck and BRDC had been consummated as of April 27, 1998, follows:




                                       April 30,    April 25,
                                         2000         1999
                                     -----------   -----------
                               (In thousands, except per share data)

Revenues. . . . . . . . . . . . . .  $  910,698    $  733,879
Income before extraordinary item. .      13,820         6,580
Net income. . . . . . . . . . . . .      12,836       (29,705)
Income per common share
    before extraordinary item:
    Basic . . . . . . . . . . . . .        0.52          0.22
    Diluted . . . . . . . . . . . .        0.49          0.22
Net income (loss) per common share:
     Basic. . . . . . . . . . . . .        0.49         (0.98)
     Diluted. . . . . . . . . . . .        0.46         (0.97)

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash  equivalents  - The carrying amounts approximate fair value because of
the  short  maturity  of  these     instruments.

     Short-term investments - The carrying amounts approximate fair value
because of the short maturity of these     instruments.

     Restricted cash - The carrying amounts approximate fair value because of
the short maturity of these     instruments.

     Long-term debt - The fair value of the company's long-term debt is estimated based on the quoted market price of the underlying debt issue or the discounted cash flow of future payments utilizing current rates available to the company for debt of similar remaining maturities. Debt obligations with a
short  remaining  maturity  are     valued  at  the  carrying  amount.

The estimated carrying amounts and fair values of the Company's financial instruments are as follows:




                                       APRIL 30, 2000              APRIL 25, 1999
                                      ----------------            ----------------
                                   CARRYING                  CARRYING
                                    AMOUNT     FAIR VALUE     AMOUNT       FAIR VALUE
                                ------------   ----------   -----------   ------------
                                                    (IN THOUSANDS)
                                                   ----------------
FINANCIAL ASSETS:
     Cash equivalents. . . . .  $  167,972    $  167,972    $   85,117    $   85,117
     Short-term investments. .      39,044        39,044             -             -
     Restricted cash.. . . . .       5,556         5,556         5,480         5,480

FINANCIAL LIABILITIES:
     First mortage notes . . .  $   75,000    $   80,625    $   75,000    $   81,375
     Other long-term debt. . .     497,901       497,901        67,756        67,756
     Senior subordinated notes     390,000       349,050       390,000       390,000

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM  DEBT




                                                                                          April 30,     April 25,
                                                                                            2000          1999
                                                                                       ---------------  ----------
Long-term debt consists of the following:                                                      (In thousands)

8 3/4 % senior subordinated notes (described below) . . . . . . . . . . . . . . . . .  $       390,000  $  390,000
Variable rate Term Loan (7.82% at April 30, 2000), due in quarterly installments
     ranging from $833,333 to $4,166,667, excluding interest, through April 2004. . .          475,000      50,000
12 1/2 % note payable, due in monthly installments of $125,000, including interest,
     beginning October 1997 through October 2005. . . . . . . . . . . . . . . . . . .            5,818       6,527
8 % note payable, due in monthly installments of $66,667, including interest,
     through July 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,587       2,283
8 % note payable, due in monthly installments of $11,365, including interest,
     through December 2015. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,213       1,250
11% note payable, issued by Isle of Capri Black Hawk, L.L.C., due March 2001;
     non-recourse to Isle of Capri Casinos, Inc . . . . . . . . . . . . . . . . . . .              768       1,522
13% First Mortgage Notes, issued by Isle of Capri Black Hawk, L.L.C., due
     August 2004; non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . .           75,000      75,000
Variable rate TIF Bonds due to City of Bettendorf, due in quarterly installments of various amounts, not including interest, Tax Incremental Financing Payable -
     Interest of approximately 6.7% payments made through incremental property
     taxes to the City until paid in full, maturity no later than 2011. . . . . . . .            7,184           -
Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,331       6,174
                                                                                       ---------------  ----------
                                                                                               962,901     532,756
Less: current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,400       5,883
                                                                                       ---------------  ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       945,501  $  526,873
                                                                                       ===============  ==========


     On April 23, 1999, the Company issued $390,000,000 of 8 % Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. Interest on the Senior Subordinated Notes is payable semi-annually on each April 15 and October 15 through maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after April 15, 2004 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:


                        Year                  Percentage
                        ----                  -----------

                        2004.. . . . . . . .     104.375%
                        2005.. . . . . . . .     102.917%
                        2006.. . . . . . . .     101.458%
                        2007 and thereafter.     100.000%


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

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  LONG-TERM DEBT (CONTINUED)

     On March 2, 2000 Isle of Capri Casinos, Inc. amended and restated its Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC, as well as, to provide financing for the pending acquisitions of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri and of Davis Gaming Boonville, Inc. The previous $175.0 million Senior Credit Facility was expanded under the amended and restated agreement to a $600.0 million Senior Credit Facility, including a $125.0 million revolver, which was undrawn as of April 30, 2000. On March 2, 2000, Isle of Capri Casinos, Inc. drew $475.0 million under its Amended and Restated Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC. A portion of the initial $475.0 million draw was also used to repay outstanding amounts under the existing credit facility and to fund the redemption of Lady Luck notes and preferred stock.

     The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., Isle-Black Hawk, and their subsidiaries. Isle of Capri must repay all amounts borrowed under its Amended and Restated Senior Credit Facility by March 2007. Isle of Capri is required to make quarterly principal payments on the $475.0 million term loan portion of its Senior Credit Facility which began in March 2000. Such payments are initially $3.4 million per quarter and will increase by $1.25 million per quarter in July of each year that the term loan is outstanding. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its Amended and Restated Senior Credit Facility and interest payments of $17.1 million
semi-annually on its 8   % Senior Subordinated Notes.

     On August 20, 1997, Isle-Black Hawk issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the Company. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture governing the First Mortgage Notes). In February 2000, Isle-Black Hawk made its first contingent interest payment totaling $1.0 million as required by the Isle-Black Hawk's First Mortgage Notes. The amount of contingent interest expense recorded for the twelve months ended April 30, 2000, is $1,093,000.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:




                      Year                  Percentage
                      ----                  -----------

                      2001.. . . . . . . .     106.500%
                      2002.. . . . . . . .     103.200%
                      2003.. . . . . . . .     100.000%
                      2004 and thereafter.     100.000%

     Beginning December 1999, Isle-Black Hawk is required to offer to purchase, at the price of 101% of the aggregate principal amount thereof, the maximum principal amount of the First Mortgage Notes that may be purchased with 50% of the Isle-Black Hawk's excess cash flow, as defined (See Subsequent Events).

     Isle of Capri has $4.5 million available in bank lines of credit other than the Senior Credit Facility. As of April 30, 2000, Isle of Capri had no outstanding balances under these lines of credit.

     Isle-Black Hawk obtained a letter of credit as a requirement to obtain a building permit from the City of Black Hawk (the "City"). The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reason Isle-Black Hawk fails to complete the hotel project. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by Isle of Capri, and the balance is secured by Isle of Capri's open line of credit with the bank.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  LONG-TERM DEBT (CONTINUED)

     As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City issued $9,500,000 in tax incremental financing bonds ("TIF Bonds"), $7,500,000 of which was used by Isle - Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City's obligations, Isle - Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32,000,000 until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined "TIF District" which includes Isle - Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, Isle - Bettendorf may not be required to fully repay the $7,500,000. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, Isle - Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

     Substantially all of Isle of Capri's assets are pledged as collateral for long-term debt under the Amended and Restated Senior Credit Facility. At April 30, 2000, Isle of Capri was in compliance with all debt covenants.

     The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:




                            Fiscal Year Ending
                              (In thousands)
                            -------------------

                       2001. . . . . . . .  $ 17,400
                       2002. . . . . . . .    21,802
                       2003. . . . . . . .    26,111
                       2004. . . . . . . .    31,071
                       2005. . . . . . . .    36,281
                       Thereafter. . . . .   830,236
                                            --------
                                            $962,901
                                            ========

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  COMMITMENTS

     The Company has an agreement with the Biloxi Port Commission which provides the Company with certain docking rights. This agreement expires in July 2004, with seven renewal options of five years each. Annual rentals are the greater of $500,000 or 1% of gross gaming revenue, as defined. Annual rent during each renewal term is adjusted for increases in the Consumer Price Index, limited to 6% for each renewal period.

     In addition, the Company leases certain land, buildings, and other improvements from the City of Biloxi under a lease and concession agreement. This agreement expires in July 2004, with options to renew for six additional terms of five years each. Annual rent is $530,000 plus 3% of gross gaming revenue, as defined, in excess of $25.0 million. Annual rent during each renewal term is adjusted for increases in the Consumer Price Index, limited to 6% for each renewal period.

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

     In April 1994, in connection with the construction of a hotel, the Company entered a lease for additional land. The Company first acquired the leasehold interest of Sea Harvest, Inc., the original lessee, for consideration of $8,000 per month for a period of ten years. The Company's lease is with the City of Biloxi, Mississippi, for an initial term of 25 years, with options to renew for six additional terms of 10 years each and a final option period with a termination date commensurate with the termination date of the IHL Lease, but in no event later than December 31, 2085. Annual rent (which includes payments to be made pursuant to the purchase of a related leasehold interest) is $444,400, plus 4% of gross non-gaming revenue, as defined. The annual rent is adjusted after each five-year period based on increases in the Consumer Price Index, limited to a 10% increase in any five-year period. The annual rent will increase 10 years after the commencement of payments pursuant to a termination of lease and settlement agreement, to an amount equal to the sum of annual rent as if it had been $500,000 annually plus adjustments thereto based on the Consumer Price Index.

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

     The Company leases approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. The initial term of this lease expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.2 million per year and is subject to increases based on the Consumer Price Index and construction of hotel facilities on the property.

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

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  COMMITMENTS  (CONTINUED)

     The Company leases riverfront land from the City of Marquette, Iowa, under a lease agreement. This agreement expires in December 2019. Annual rent is $180,000 payable in equal monthly installments due on the first of each month. In addition to the base rent, the Company must also pay the following amounts:
(1) $0.50 per customer per day due the 15th day following each month and (2) 2 % of net gambling receipts, as defined, from $20 million to $40 million, plus 5% of net gambling receipts, as defined, from $40 million to $60 million, plus 7 % of net gambling receipts, as defined, in excess of $60 million, due annually.

     The Company leases approximately 1,000 acres of land in Coahoma County, Mississippi and utilizes approximately 50 acres in connection with the operations of Isle-Lula. Unless terminated by the Company at an earlier date, the lease expires in 2033. Rent under the lease is currently 5 % of gross gaming revenue as established by the Mississippi Gaming Commission, as well as $3,333 per month for the Rhythm & Blues hotel. The Company also leases the property in Helena, Arkansas, upon which the Company's off-site hotel is located. Rent under that lease is currently 3% of the revenue from the hotel.

     Through numerous lease agreements, the Company leases approximately 64 acres of land in Natchez, Mississippi, which is used in connection with the operation of Isle - Natchez. Unless terminated by the Company at an earlier date, the lease expiration dates vary from 2001 - 2037. Rents under the leases currently total approximately $60,000 per month. The Company also leases approximately 7.5 acres of land, which is utilized for parking at the facility.

     Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at April 30, 2000:


                                              Capital Leases    Operating Leases
                                              ----------------  -----------------
                                                         (In thousands)
2001 . . . . . . . . . . . . . . . . . . . .  $           322   $          10,552
2002 . . . . . . . . . . . . . . . . . . . .              324               8,958
2003 . . . . . . . . . . . . . . . . . . . .              331               6,431
2004 . . . . . . . . . . . . . . . . . . . .              313               4,707
2005 . . . . . . . . . . . . . . . . . . . .              317               2,730
Thereafter . . . . . . . . . . . . . . . . .            5,264              66,536
                                              ----------------  -----------------
Total minimum lease payments . . . . . . . .  $         6,871   $          99,914
                                                                =================
Amounts representing interest. . . . . . . .           (4,354)
                                              ----------------
Present value of net minimum lease payments.  $         2,517
                                              ================

     Rent expense for operating leases was approximately $19.6 million, $10.8 million and $6.8 million for the years ended April 30, 2000, April 25, 1999, and April 26, 1998, respectively. Such amounts include contingent rentals of $3.0 million $2.6 million and $2.7 million for the years ended April 30, 2000, April 25, 1999, and April 26, 1998, respectively.

11.  RELATED  PARTY  TRANSACTIONS

     On January 2, 1998, the Company acquired approximately 0.7 acres of property (the "Acquired Property") contiguous to the property being developed by ICBH which was to be used for the expansion of the entrance and the signage of the Isle-Black Hawk. On January 2, 1998, ICBH, as Lessee, entered into a lease agreement with the Company for the Acquired Property and will utilize the Acquired Property in developing the Isle-Black Hawk. The lease payment consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002, and thereafter on a year to year basis. During the term of the lease, ICBH purchased the property for $1.5 million plus all interest and out-of-pocket costs that the Company incurred in connection with the purchase and ownership of the land, less payments made by ICBH, as lessee.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

     The Company provides management services to all of its wholly-owned riverboat casino entities, pursuant to respective management agreements. Management fees for these services are based upon a percentage of each entity's revenue and operating income, as defined in the management agreements. The revenue under the management agreements is eliminated through consolidation.

     The Company also leases approximately 8 acres of land from an entity owned by members of Bernard Goldstein's family, including Robert Goldstein, which we utilize for parking. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $20,000 per month.

12.  CONTINGENCIES

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

     In November 1999, the Isle-Vicksburg was named as a defendant in an action brought by individuals who own property adjacent to the Big Black River in the eastern part of Warren County, Mississippi and several other parties. Also named as defendants in the action are two other operators in the Vicksburg market and one of the largest banks in the State of Mississippi. The complaint alleges that the defendants entered into an agreement to conduct a campaign opposing a gaming application for a site on the Big Black River. The plaintiffs allege that because of this agreement trade was improperly restrained and competition in the gaming business was reduced. The plaintiffs further allege that the defendants conspired for the purpose of injuring the plaintiffs' property rights. The Company has settled this lawsuit.

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

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  CONTINGENCIES  (CONTINUED)

Lady Luck Gaming Corporation ("Lady Luck")
------------------------------------------

Shareholder Class Action Lawsuits

     Lady Luck has been named as a defendant in a purported shareholder class action lawsuit filed alleging violations by Lady Luck of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for alleged material misrepresentations and omissions in connection with Lady Luck's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, among other things, injunctive relief, rescission and unspecified compensatory damages. While the outcome of this matter cannot presently be determined, the Company intends to vigorously defend the claims asserted in this action.

    Greek Lawsuit

     Lady Luck and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $5.7 million as of April 30, 2000 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The case is still in its preliminary stage and its outcome cannot be predicted with any degree of certainty; however, the Company intends to vigorously defend the claims asserted in this action.

     The Company is engaged in various other litigation matters and has a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental Matters
---------------------

          The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, and is subject to cleanup requirements at certain of its facilities as a result thereof. The Company has not made, and does not anticipate making, material expenditures or incurring delays with respect to environmental remediation or protection. However, in part because the Company's present and future development sites have, in some cases, been used as manufacturing facilities or other facilities that generate materials that are required to be remediated under environmental laws and regulations, there can be no guarantee that additional pre-existing conditions will not be discovered and that the Company will not experience material liabilities or delays.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  INCOME  TAXES

     Income  tax  provision  (benefit)  consists  of  the  following:




                                  FISCAL YEAR ENDED
                                 -------------------
                         APRIL 30,    APRIL 25,  APRIL 26,
                           2000         1999        1998
                       -----------  -----------  ----------
                                (IN THOUSANDS)
Current:
     Federal. . . . .  $    6,891   $     (485)  $    1,131
     State. . . . . .         538          485        1,063
                       -----------  -----------  ----------
                            7,429            -        2,194
Deferred:
     Federal. . . . .      15,928       (8,558)       4,841
     State. . . . . .       1,482          795          462
                       -----------  -----------  ----------
                           17,410       (7,763)       5,303
                       -----------  -----------  ----------
                           24,839       (7,763)       7,497
Extraordinary Benefit        (634)     (19,537)           -
                       -----------  -----------  ----------
                       $   25,473   $   11,774   $    7,497
                       ===========  ===========  ==========

A reconciliation of income tax provision (benefit) to the statutory corporate federal tax rate of 35% is as follows:




                                               FISCAL YEAR ENDED
                                     APRIL 30,   APRIL 25,    APRIL 26,
                                        2000        1999         1998
                                   ----------  -----------  -------------
                                               (IN THOUSANDS)
Statutory tax provision (benefit)  $   19,569  $  (11,178)  $    5,265
Effects of :
     State taxes. . . . . . . . .       2,021         591          991
     Goodwill . . . . . . . . . .       1,556       1,185        1,327
     Valuation allowance. . . . .           -           -            -
     Other--net . . . . . . . . .       1,693       1,639          (86)
                                   ----------  -----------  -----------
                                   $   24,839  $   (7,763)  $    7,497
                                   ==========  ===========  ===========

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  INCOME  TAXES  (CONTINUED)

Significant components of the Company's net deferred income tax liability are as follows:




                                                 FISCAL YEAR ENDED
                                                -------------------
                                              APRIL 30,     APRIL 25,
                                                 2000         1999
                                            -----------  -----------
                                                 (IN THOUSANDS)
Deferred tax liabilities:
     Property and equipment. . . . . . . .  $   81,072   $   28,996
     Other . . . . . . . . . . . . . . . .         690        1,290
                                            -----------  -----------
Total deferred tax liabilities . . . . . .      81,762       30,286
Deferred tax assets:
     Dividends . . . . . . . . . . . . . .         351          258
     Write-down of assets held for sale. .      20,841        7,440
     Preopening expenses . . . . . . . . .      (1,522)      (1,012)
     Accrued expenses. . . . . . . . . . .       9,148        5,035
     Charitable contribution carryover . .         926          433
     Alternative minimum tax credit. . . .       2,181        4,732
     Net operating losses. . . . . . . . .      43,319       21,797
     Other . . . . . . . . . . . . . . . .       4,893         (518)
                                            -----------  -----------
Total deferred tax assets. . . . . . . . .      80,137       38,165
Valuation allowance on deferred tax assets      (8,971)      (7,884)
                                            ------------  ----------
Net deferred tax assets. . . . . . . . . .      71,166       30,281
                                            ------------  ----------
Net deferred tax liabilities . . . . . . .  $   10,596   $        5
                                            ============  ==========

     At April 30, 2000, the Company had alternative minimum tax credits which can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 30, 2000, the Company has federal net operating loss carryforwards of $104.1 million for income tax purposes, with expiration dates from 2008 to 2019. Approximately $103.4 million of net operating losses are subject to limitation under the income tax regulations, which may limit the amount ultimately utilized.

     The utilization of pre-acquisition net operating losses resulted in a reduction to goodwill of $5.1 million in fiscal 1999.

14.  COMMON  STOCK

     Stock-based  compensation.

     Under the Company's 1992 and 1993 Stock Option Plans, as amended, a maximum of 1,058,750 and 4,650,000 options, respectively, may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  COMMON  STOCK  (CONTINUED)

Stock  options  outstanding  are  as  follows:




                                                        WEIGHTED               WEIGHTED
                                                        AVERAGE                AVERAGE
                                              2000      EXERCISE     1999      EXERCISE    1998
                                             OPTIONS     PRICE      OPTIONS     PRICE     OPTIONS
                                           ----------  ---------  ----------  ---------  ----------
Outstanding options at beginning of
     fiscal year. . . . . . . . . . . . .  3,959,487   $    4.48  2,718,199   $    5.24  1,980,138
Options granted . . . . . . . . . . . . .    518,200       10.25  1,342,500        3.05  1,096,500
Options exercised.. . . . . . . . . . . .   (380,989)       4.11          -           -     (8,438)
Options canceled. . . . . . . . . . . . .   (176,200)       4.49   (101,212)       6.10   (350,001)
                                           ----------             ----------             ----------
Outstanding options at end of fiscal year  3,920,498   $    5.29  3,959,487   $    4.48  2,718,199
                                           ==========             ==========             ==========


Weighted average fair value of options granted during fiscal 2000 and 1999 was $6.78 and $2.18, respectively.

The following table summarizes information about stock options outstanding at April 30, 2000:





                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                        -------------------               -------------------
                                WEIGHTED AVERAGE        WEIGHTED                       WEIGHTED
RANGES OF         NUMBER           REMAINING            AVERAGE          NUMBER        AVERAGE
EXERCISE PRICES.  OUTSTANDING  CONTRACTUAL LIFE      EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
----------------  -----------  -------------------  ---------------  -------------  --------------

$.89 - $5.70 . .    2,750,298      7.38  years          $  3.37          696,308     $  3.78
5.88 - 11.25 . .      932,200      7.54  years             8.73          282,769        7.28
11.56 - 18.00. .      238,000      3.52  years            13.97          238,000       13.97
                  -----------                                        -------------  --------------
$.89 - $18.00. .    3,920,498      7.19  years          $  5.29        1,217,077     $  6.58
                  ===========                                        =============  ==============


     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation. Had compensation costs for the Company's two stock option plans been determined based on the fair value at the grant dates for awards in fiscal years 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts disclosed below:




                                           Fiscal Year Ended
                                    April 30,   April 25,  April 26,
                                      2000         1999      1998
                                   ----------  ----------  ---------
                                (In thousands, except per share data)

NET INCOME (LOSS)
  As reported . . . . . . . . . .  $  31,071    ($24,176)  $   7,547
  Pro forma . . . . . . . . . . .  $  29,055    ($25,153)  $   6,798

EARNINGS (LOSS) PER COMMON SHARE
Basic
  As reported.. . . . . . . . . .  $    1.18      ($1.03)  $    0.32
  Pro forma . . . . . . . . . . .  $    1.10      ($1.07)  $    0.29

Diluted
  As reported.. . . . . . . . . .  $    1.11      ($1.01)  $    0.32
  Pro forma . . . . . . . . . . .  $    1.04      ($1.05)  $    0.29

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  COMMON  STOCK  (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2000, 1999 and 1998: options vest at 20% per year for five years; dividend yield of 0%; weighted average expected volatility of .70, .70, and .74, respectively; risk-free interest rate of 5.8%, 5.2% and 5.3%, respectively; and expected lives of 6 years.

     The pro forma effect on net income (loss) for fiscal 2000, 1999 and 1998 is not representative of the pro forma effect on net income for future years because it does not take into account pro forma compensation expense related to grants made prior to fiscal 1996 or the potential for issuance of additional stock options in future years.

    Warrants

     The  Company  has  the  following  outstanding  warrants:




                                   NUMBER OF
                                   ---------      EXERCISE
DATE ISSUED  EXPIRATION DATE  WARRANTS   SHARES    PRICE
-----------  ---------------  ---------  -------  ---------
June 1995 .  June 9, 2001             1  416,667  $   12.00
May 1996. .  May 3, 2001              1   12,500  $    5.88
May 1996. .  May 3, 2001        380,599  380,599  $   10.00
May 1996. .  May 3, 2001              1  416,667  $   12.00
August 1996  August 6, 2001     500,000  500,000  $   10.50

 15.  STOCKHOLDER  RIGHTS  PLAN

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

16.  PREOPENING EXPENSES

     Preopening expenses of $3.4 million and $3.3 million represent salaries, benefits, training, marketing and other costs incurred in connection with the openings of the Isle-Tunica on July 26, 1999 and the Isle-Black Hawk on December 30, 1998, respectively.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  VALUATION ALLOWANCE

     During fiscal 1999, the Company recorded a valuation allowance totaling $5.1 million. The valuation allowance reflects the write-down of assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land the Company was planning to develop in Cripple Creek, Colorado. During the third quarter ended January 24, 1999, the Company entered an agreement to sell one of its two original riverboats for less than the recorded value. This sale closed during fiscal year 2000, however, the Company had adjusted the valuation allowance related to both riverboats to reflect the fair value, based on the agreed upon sales price as of the third quarter ended January 24, 1999. Also, management delayed its plans to develop a casino on land it owns in Cripple Creek, Colorado. Accordingly, during the third quarter ended January 24, 1999, management established a valuation allowance on the land it owns in Cripple Creek to reflect the fair value as the carrying value. Additionally, the valuation allowance included $2.7 million related to future obligations under an operating lease related to its Cripple Creek, Colorado project.

18.  EXTRAORDINARY  ITEM

     The Company incurred pre-tax extraordinary losses totaling $1.6 million in fiscal year 2000 and $55.8 million in fiscal year 1999. These losses are associated with the extinguishment of debt, primarily related to debt associated with the acquisition of Lady Luck on March 2, 2000 and the refinancing of the Company's $315 million 12.5% Senior Secured Notes and other debt on April 23, 1999. These losses included early payment premiums, as well as the write-off of consent fees and debt acquisition costs. The tax benefit from the extraordinary losses for fiscal year 2000 and fiscal year 1999 was approximately $0.6 million and $19.5 million, respectively.

19.  EMPLOYEE  BENEFIT  PLAN

     The Company has a defined-contribution, profit-sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company's contribution expense related to this plan was approximately $904,000, $635,000 and $609,000 for the years ended April 30, 2000, April 25, 1999 and April 26, 1998, respectively. The Company's contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.  SUBSEQUENT EVENTS

     On May 3, 2000, the Company acquired Davis Gaming Boonville, Inc. and changed the company name to Isle of Capri Casino-Boonville, Inc., a wholly-owned subsidiary of the Company. IOC-Boonville has a gaming site in Boonville, Missouri. Boonville is located midway between Kansas City and St. Louis and just three miles north of Interstate 70. IOC-Boonville intends to develop a $75 million gaming and entertainment complex with the planned casino consisting of approximately 900 slot machines and 30 table games in 28,000 square feet of gaming space. The Isle of Capri's signature restaurants and design and d cor elements will be showcased in the attached pavilion. Isle of Capri expects to begin construction on this project four months after receiving the necessary approvals and intends to fund this development through its Amended and Restated Senior Credit Facility.

     On June 5, 2000, the Isle of Capri Casino-Kansas City, a wholly-owned subsidiary of the Company, acquired certain assets of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri, from Flamingo Hilton Riverboat
Casino, L.P., a subsidiary of Hilton Hotel Corporation. The acquisition included the casino vessel, parking garage and all related gaming equipment for the purchase price of $33.5 million, less an adjustment for assumed liabilities. Isle of Capri anticipates investing up to an additional $15.0 million in this project primarily to re-theme the casino into an Isle of Capri Casino. Isle of Capri funded this acquisition and intends to fund the improvements through its Amended and Restated Credit Facility. The Isle of Capri Casino-Kansas City will continue to operate under the Flamingo name pursuant to a license agreement while the facility is converted to the Isle of Capri theme. The property will include, among other amenities, a Farraddays' Restaurant, Calypso's Buffet and Tradewinds Marketplace. The facility transition to an Isle of Capri property is expected to be completed by the end of the year.

     On June 5, 2000, the Isle-Black Hawk offered to purchase for cash up to $1,246,000 principal amount of their 13% First Mortgage Notes due 2004 at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the Payment Date in accordance with the terms of its indenture. No Notes were tendered for purchase.

     On July 19, 2000, the Company announced that it had entered into a definitive agreement to acquire certain assets including the casino vessel, hotel and all related gaming equipment of the President Casino in Davenport, Iowa, from President Casinos, Inc. and related parties for $58.2 million. Completion of the acquisition is subject to a due diligence review and receipt of all regulatory approvals.

     The Missouri Gaming Commission has selected our Jefferson County, Missouri project for development. This project, which will primarily serve the South St. Louis metropolitan area, was selected over three other projects, including our proposed project at the Jefferson Barracks site in South St. Louis County. We expect to begin construction in late 2000 and to complete this approximately $105 million project in the spring of 2002.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million 8 3/4 % Senior Subordinated Notes due 2009. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of April 30, 2000, April 25, 1999 and April 26, 1998.


                           ISLE OF CAPRI CASINOS, INC.
       CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY
                              FINANCIAL INFORMATION
AS OF AND FOR THE YEARS ENDED APRIL 30,  2000, APRIL 25, 1999 AND APRIL 26, 1998
                                 (IN THOUSANDS)




                                                                                 (a)
                                            Isle of Capri                    Non-Wholly           (b)
                                            Casinos, Inc.    Wholly          Owned           Consolidating
                                            Guarantor        Owned           Non-            and              Isle of Capri
                                            (Parent          Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                            Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                            ---------------  --------------  --------------  ---------------  --------------
As of April 30, 2000
Balance Sheet
------------------------------------------
Current assets . . . . . . . . . . . . . .  $      130,939   $       99,785  $        7,609  $            -   $      238,333
Intercompany receivables . . . . . . . . .         584,189   $      238,811               4        (823,004)               -
Investments in subsidiaries. . . . . . . .         371,070                -               -        (369,156)           1,914
Property and equipment, net. . . . . . . .           5,229          595,306          98,711               -          699,246
Other assets . . . . . . . . . . . . . . .          46,724          315,729           3,568               -          366,021
                                            ---------------  --------------  --------------  ---------------  --------------
Total assets . . . . . . . . . . . . . . .  $    1,138,151   $    1,249,631  $      109,892  $   (1,192,160)  $    1,305,514
                                            ===============  ==============  ==============  ===============  ==============

Current liabilities. . . . . . . . . . . .  $       44,474   $      103,698  $       13,769  $            -   $      161,941
Intercompany payable . . . . . . . . . . .          23,904          794,475           4,731        (823,015)              95
Long-term debt, less current maturities. .         854,973           15,528          75,000               -          945,501
Deferred income taxes. . . . . . . . . . .         (14,801)          40,564               -               -           25,763
Other accrued liabilities. . . . . . . . .               -            8,851               -               -            8,851
Minority interest. . . . . . . . . . . . .               -                -               -           7,843            7,843
Stockholders' equity . . . . . . . . . . .         229,601          286,515          16,392        (376,988)         155,520
                                            ---------------  --------------  --------------  ---------------  --------------
Total liabilities and stockholders' equity  $    1,138,151   $    1,249,631  $      109,892  $   (1,192,160)  $    1,305,514
                                            ===============  ==============  ==============  ===============  ==============

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                    (a)
                                               Isle of Capri                    Non-Wholly           (b)
                                               Casinos, Inc.    Wholly          Owned           Consolidating
                                               Guarantor        Owned           Non-            and              Isle of Capri
                                              (Parent           Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                               Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                               ---------------  --------------  --------------  ---------------  ---------------
For the year ended April 30, 2000
Statement of Operations
---------------------------------------------
Revenue:
     Casino . . . . . . . . . . . . . . . . .  $            -   $     530,803   $      88,548   $            -   $      619,351
     Rooms, food, beverage and other. . . . .           1,353          59,509           4,637                -           65,499
                                               ---------------  --------------  --------------  ---------------  ---------------
Total revenue . . . . . . . . . . . . . . . .           1,353         590,312          93,185                -          684,850

Operating expenses:
     Casino . . . . . . . . . . . . . . . . .               -         103,509          12,596                -          116,105
     Gaming taxes . . . . . . . . . . . . . .               -         105,232          17,340                -          122,572
     Rooms, food, beverage and other. . . . .          (4,997)        253,552          41,776                -          290,331
     Depreciation and amortization. . . . . .           1,030          39,202           2,114                -           42,346
                                               ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . . .          (3,967)        501,495          73,826                -          571,354
                                               ---------------  --------------  --------------  ---------------  ---------------

Operating income. . . . . . . . . . . . . . .           5,320          88,817          19,359                0          113,496
Gain on sale of assets. . . . . . . . . . . .           3,092              14               -                -            3,106
Interest expense, net . . . . . . . . . . . .           2,804         (47,683)        (10,754)               -          (55,633)
Minority interest . . . . . . . . . . . . . .               -               -               -           (3,700)          (3,700)
Equity in income (loss) of
     unconsolidated joint venture . . . . . .          44,686               -               -          (44,427)             259
                                               ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes
     and extraordinary item . . . . . . . . .          55,902          41,148           8,605          (48,127)          57,528
Income tax provision. . . . . . . . . . . . .          10,977          14,496               -                -           25,473
                                               ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before extraordinary item . . .          44,925          26,652           8,605          (48,127)          32,055
Extraordinary loss on extinguishment of debt
     (net of applicable income tax benefit) .               -            (984)              -                -             (984)
                                               ---------------  --------------  --------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . . . .  $       44,925   $      25,668   $       8,605   $      (48,127)  $       31,071
                                               ===============  ==============  ==============  ===============  ===============

Statement of Cash Flows
---------------------------------------------
Net cash provided by (used in)
     operating activities . . . . . . . . . .  $     (307,048)  $     267,908   $      13,825   $      155,798   $      130,483
Net cash provided by (used in)
     investing activities . . . . . . . . . .         (63,577)        (21,108)        (17,475)        (155,798)        (257,958)

Net cash used in financing activities . . . .         407,411        (196,327)           (754)               -          210,330
                                               ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . . . .          36,786          50,473          (4,404)               -           82,855
Cash and cash equivalents at
     beginning of the year. . . . . . . . . .          35,826          38,374          10,917                -           85,117
                                               ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the year. . . . . . . . . . . . .  $       72,612   $      88,847   $       6,513   $            -   $      167,972
                                               ===============  ==============  ==============  ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING CONDENSED FINANCIAL INFORMATION (CONTINUED)





                                                                                      (a)
                                                 Isle of Capri                    Non-Wholly           (b)
                                                 Casinos, Inc.    Wholly          Owned           Consolidating
                                                 Guarantor        Owned           Non-            and              Isle of Capri
                                                (Parent           Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                                 Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                                 ---------------  --------------  --------------  ---------------  ---------------
As of April 25, 1999
Balance Sheet
-----------------------------------------------
Current assets. . . . . . . . . . . . . . . . .  $       36,599   $      60,679   $      11,738   $            -   $      109,016
Intercompany receivables. . . . . . . . . . . .         220,578         159,361               -         (379,939)               -
Investments in subsidiaries . . . . . . . . . .         233,541               -               -         (231,690)           1,851
Property and equipment, net . . . . . . . . . .           6,605         324,194          80,377                -          411,176
Other assets. . . . . . . . . . . . . . . . . .          44,377         103,916           6,148                -          154,441
                                                 ---------------  --------------  --------------  ---------------  ---------------
Total Assets. . . . . . . . . . . . . . . . . .  $      541,700   $     648,150   $      98,263   $     (611,629)  $      676,484
                                                 ===============  ==============  ==============  ===============  ===============

Current liabilities . . . . . . . . . . . . . .  $       13,395   $      56,074   $       9,419   $          (64)  $       78,824
Intercompany payable. . . . . . . . . . . . . .          24,593         349,994           5,289         (379,876)               -
Long-term debt, less current maturities . . . .         441,757           9,348          75,768                -          526,873
Deferred income taxes . . . . . . . . . . . . .               -           4,689               -                -            4,689
Minority interest . . . . . . . . . . . . . . .               -               -               -            4,143            4,143
Stockholders' equity. . . . . . . . . . . . . .          61,955         228,045           7,787         (235,832)          61,955
                                                 ---------------  --------------  --------------  ---------------  ---------------
Total Liabilities and Stockholders' Equity. . .  $      541,700   $     648,150   $      98,263   $     (611,629)  $      676,484
                                                 ===============  ==============  ==============  ===============  ===============

For the year ended April 25, 1999
Statement of Operations
-----------------------------------------------
Revenue:
     Casino . . . . . . . . . . . . . . . . . .  $            -   $     403,700   $      20,679   $            -   $      424,379
     Rooms, food, beverage and other. . . . . .             429          54,561           1,367             (359)          55,998
                                                 ---------------  --------------  --------------  ---------------  ---------------
Total revenue . . . . . . . . . . . . . . . . .             429         458,261          22,046             (359)         480,377

Operating expenses:
     Casino . . . . . . . . . . . . . . . . . .               -          74,793           2,886                -           77,679
     Gaming taxes . . . . . . . . . . . . . . .               -          82,925           3,930                -           86,855
     Rooms, food, beverage and other. . . . . .           4,390         192,565          14,224             (359)         210,820
     Depreciation and amortization. . . . . . .           3,439          31,853             985                -           36,277
                                                 ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . . . .           7,829         382,136          22,025             (359)         411,631
                                                 ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss) . . . . . . . . . . . .          (7,400)         76,125              21                0           68,746
Interest expense, net . . . . . . . . . . . . .          (5,671)        (34,853)         (5,207)               -          (45,731)
Minority interest . . . . . . . . . . . . . . .               -               -               -            2,209            2,209
Equity in income (loss) of
     unconsolidated joint venture . . . . . . .          36,955               -               -          (38,295)          (1,340)
                                                 ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes
     and extraordinary item . . . . . . . . . .          23,884          41,272          (5,186)         (36,086)          23,884
Income tax provision (benefit). . . . . . . . .          11,775           2,374               -           (2,374)          11,775
                                                 ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before extraordinary item . . . .          12,109          38,898          (5,186)         (33,712)          12,109
Extraordinary loss on extinguishment of
    debt (net of applicable income tax benefit)         (36,285)              -               -                -          (36,285)
                                                 ---------------  --------------  --------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . . . . .  $      (24,176)  $      38,898   $      (5,186)  $      (33,712)  $      (24,176)
                                                 ===============  ==============  ==============  ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


21. CONSOLIDATING CONDENSED FINANCIAL INFORMATION (CONTINUED)





                                                                                  (a)
                                             Isle of Capri                    Non-Wholly           (b)
                                             Casinos, Inc.    Wholly          Owned           Consolidating
                                             Guarantor        Owned           Non-            and              Isle of Capri
                                            (Parent           Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                             Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
Statement of Cash Flows
-------------------------------------------
Net cash provided by (used in)
     operating activities . . . . . . . . .  $      (33,503)  $      94,689   $        2,757  $        1,275   $       65,218
Net cash provided by (used in)
     investing activities . . . . . . . . .          (7,465)        (49,368)           6,092          (1,275)         (52,016)
Net cash provided by (used in)
     financing activities . . . . . . . . .          56,773         (38,840)           1,522               0           19,455
                                             ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . . .          15,805           6,481           10,371               0           32,657
Cash and cash equivalents at
     beginning of the year. . . . . . . . .          20,021          31,892              547               0           52,460
                                             ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the year. . . . . . . . . . . .  $       35,826   $      38,373   $       10,918  $            -   $       85,117
                                             ===============  ==============  ==============  ===============  ===============

As of April 26, 1998
Balance Sheet
-------------------------------------------
Current assets. . . . . . . . . . . . . . .  $       20,732   $      46,913   $        1,612  $            -   $       69,257
Intercompany receivables. . . . . . . . . .         190,117         122,536                -        (312,653)               -
Investments in subsidiaries . . . . . . . .         196,208               -                -        (194,499)           1,709
Property and equipment, net . . . . . . . .           3,194         289,675           40,942               -          333,811
Other assets. . . . . . . . . . . . . . . .          42,239         115,396           53,323               -          210,958
                                             ---------------  --------------  --------------  ---------------  ---------------
Total Assets. . . . . . . . . . . . . . . .  $      452,490   $     574,520   $       95,877  $     (507,152)  $      615,735
                                             ===============  ==============  ==============  ===============  ===============

Current liabilities . . . . . . . . . . . .  $       19,393   $      50,969   $        7,904  $         (311)  $       77,955
Intercompany payable. . . . . . . . . . . .          23,892         288,450                -        (312,342)               -
Long-term debt, less current maturities . .         323,074          31,568           75,000               -          429,642
Deferred income taxes . . . . . . . . . . .               -          16,155                -               -           16,155
Minority interest . . . . . . . . . . . . .               -               -                -           5,852            5,852
Stockholders' equity. . . . . . . . . . . .          86,131         187,378           12,973        (200,351)          86,131
                                             ---------------  --------------  --------------  ---------------  ---------------
Total Liabilities and Stockholders' Equity.  $      452,490   $     574,520   $       95,877  $     (507,152)  $      615,735
                                             ===============  ==============  ==============  ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING CONDENSED FINANCIAL INFORMATION (CONTINUED)




                                                                           (a)
                                       Isle of Capri                    Non-Wholly           (b)
                                       Casinos, Inc.    Wholly          Owned           Consolidating
                                       Guarantor        Owned           Non-            and              Isle of Capri
                                      (Parent           Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                       Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                       ---------------  --------------  --------------  ---------------  ---------------
For the year ended April 26, 1998
Statement of Operations
-------------------------------------
Revenue:
     Casino . . . . . . . . . . . . .  $            -   $     388,223   $           -   $            -   $      388,223
     Rooms, food, beverage and other.             268          52,729               -             (404)          52,593
                                       ---------------  --------------  --------------  ---------------  ---------------
Total revenue . . . . . . . . . . . .             268         440,952               -             (404)         440,816

Operating expenses:
     Casino . . . . . . . . . . . . .               -          76,072               -                -           76,072
     Gaming taxes . . . . . . . . . .               -          78,586               -                -           78,586
     Rooms, food, beverage and other.            (645)        192,517               -             (404)         191,468
     Depreciation and amortization. .           1,575          32,013               -                -           33,588
                                       ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . .             930         379,188               -             (404)         379,714
                                       ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss) . . . . . . .            (662)         61,764               -                -           61,102
Interest expense, net . . . . . . . .          (6,990)        (37,855)         (2,032)               -          (46,877)
Minority interest . . . . . . . . . .               -               -               -              819              819
Equity in income (loss) of
     unconsolidated joint venture . .          22,696               -               -          (22,696)               -
                                       ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes . .          15,044          23,909          (2,032)         (21,877)          15,044
Income tax provision (benefit). . . .           7,497            (556)              -              556            7,497
                                       ---------------  --------------  --------------  ---------------  ---------------
Net income (loss) . . . . . . . . . .  $        7,547   $      24,465   $      (2,032)  $      (22,433)  $        7,547
                                       ===============  ==============  ==============  ===============  ===============

Statement of Cash Flows
-------------------------------------
Net cash provided by
     operating activities . . . . . .  $        5,975   $      48,323   $       3,596   $        7,415   $       65,309
Net cash provided by (used in)
     investing activities . . . . . .          (4,618)        (34,683)        (80,096)            (331)        (119,728)
Net cash provided by (used in)
     financing activities . . . . . .          (2,730)        (12,200)         77,047           (7,084)          55,033
                                       ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
     cash equivalents . . . . . . . .          (1,373)          1,440             547                -              614
Cash and cash equivalents at
     beginning of the year. . . . . .          21,394          30,452               -                -           51,846
                                       ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the year. . . . . . . . .  $       20,021   $      31,892   $         547   $            -   $       52,460
                                       ===============  ==============  ==============  ===============  ===============


(a) Certain of the Company's wholly owned subsidiaries were guarantors on the 8 3/4 % Senior Subordinated Notes, including the following: Riverboat Corporation of Mississippi, Riverboat Corporation of Mississippi -Vicksburg, Isle of Capri - Tunica, Inc., Louisiana Riverboat Gaming Partnership, St. Charles Gaming Company, Inc., Grand Palais Riverboat, Inc. and PPI, Inc. IOC-Natchez (f/k/a Lady Luck Mississippi, Inc.), IOC-Lula (f/k/a Magnolia Lady, Inc.), Isle of Capri Bettendorf, L.C., Isle of Capri Marquette, Inc. became guarantors as of March 2, 2000, the date of the acquisition.

(b) The following non-wholly owned subsidiaries were not guarantors on the 8 3/4 % Senior Subordinated Notes: Isle of Capri Black Hawk, L.L.C. and Isle of Capri Black Hawk Capital Corp.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.  SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)


                                                          FISCAL QUARTERS ENDED
                                                            (IN THOUSANDS)
                                                         -----------------------
                                          JULY 25,   OCTOBER 24,   JANUARY 23,   APRIL 30,
                                            1999        1999          2000         2000
                                       -----------  ------------  ------------  -----------
Revenue . . . . . . . . . . . . . . .  $   142,207  $    154,995  $    153,724  $  233,924
Operating income. . . . . . . . . . .       20,989        23,770        23,084      45,653
Net income before extraordinary item.        6,528         6,632         4,881      14,014
Extraordinary item, net . . . . . . .            -             -             -        (984)
Net income. . . . . . . . . . . . . .        6,528         6,632         4,881      13,030
Net income per share
     before extraordinary item:
     Basic. . . . . . . . . . . . . .         0.28          0.28          0.20        0.47
     Diluted. . . . . . . . . . . . .         0.26          0.26          0.19        0.44
Net income per common share
     Basic. . . . . . . . . . . . . .         0.28          0.28          0.20        0.44
     Diluted. . . . . . . . . . . . .         0.26          0.26          0.19        0.41

                                                            FISCAL QUARTERS ENDED
                                                               (IN THOUSANDS)
                                                           -----------------------
                                         JULY 26,    OCTOBER 25,   JANUARY 24,    APRIL 25,
                                           1998          1998          1999         1999
                                       -----------  ------------  ------------  -----------
Revenue . . . . . . . . . . . . . . .  $   114,079  $    106,926  $    115,120  $  144,252
Operating income. . . . . . . . . . .       16,925        14,684        11,902      25,235
Net income before extraordinary item.        2,692         1,928         1,045       6,444
Extraordinary item, net . . . . . . .            -             -             -     (36,285)
Net income (loss) . . . . . . . . . .        2,692         1,928         1,045     (29,841)
Net income per share
     before extraordinary item:
     Basic. . . . . . . . . . . . . .         0.11          0.08          0.04        0.27
     Diluted. . . . . . . . . . . . .         0.11          0.08          0.04        0.27
Net income (loss) per common share
     Basic. . . . . . . . . . . . . .         0.11          0.08          0.04       (1.27)
     Diluted. . . . . . . . . . . . .         0.11          0.08          0.04       (1.23)

     Quarterly data may not necessarily sum to the full year data reported in the Company's consolidated financial statements.

     The third quarter of fiscal 1999 includes the following non-recurring items: a valuation charge of $5.1 million related to the write-down of certain assets held for sale or development, a $4.2 million reversal of an accrued litigation settlement and preopening expenses related to the openings of the Isle-Black Hawk in December 1998 totaling $3.3 million.

     The fourth quarter of fiscal 1999 includes an extraordinary after-tax charge of $36.3 million related to the refinancing of the Company's $315 million 12.5% Senior Secured Notes and other debt on April 23, 1999.

     The first quarter of fiscal 2000 includes the following non-recurring items: a gain of $3.1 million related to the sale of an option to purchase land adjacent to the Pompano Park, Inc. facility and preopening expenses of $3.4 million related to expenses incurred with the opening of the Isle-Tunica.

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fourth quarter of fiscal 2000 includes an extraordinary item after-tax charge of $1.0 million associated with the extinguishment of debt, primarily related to debt associated with acquisition of Lady Luck on March 2, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III
                                    --------

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     This item has been omitted from this report and is incorporated by reference to Isle of Capri's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM  11.  EXECUTIVE  COMPENSATION.

     This item has been omitted from this report and is incorporated by reference to Isle of Capri's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     This item has been omitted from this report and is incorporated by reference to Isle of Capri's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     This item has been omitted from this report and is incorporated by reference to Isle of Capri's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

                                     PART IV
                                     -------

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

     (a)     Documents  Filed  as  Part  of  this  Report.
             --------------------------------------------

          1.     Financial  Statements.
                 ---------------------

               The following financial statements and report of independent auditors are included on pages 40 to 72 of this Form 10-K:

                    ISLE  OF  CAPRI  CASINOS,  INC.

                    Report  of  Independent  Auditors
                    Consolidated Balance Sheets - April 30, 2000 and April 25, 1999
                    Consolidated Statements of Operations - Years ended April 30, 2000, April 25, 1999 and April 26, 1998
                    Consolidated Statements of Stockholders' Equity - Years ended April 30, 2000 and April 25, 1999 and April 26, 1998
                    Consolidated Statements of Cash Flows - Years ended April 30, 2000, April 25, 1999 and April 26, 1998
                    Notes  to  Consolidated  Financial  Statements

          2.     Financial  Statements  Schedules.
                 --------------------------------

                 None  required  or  applicable.

          3.     Exhibits.
                 --------

          A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

     (b)     Reports  on  Form  8-K.
             ----------------------

          During the year ended April 30, 2000, the Company filed the following reports on Form 8-K:

          Current Report on Form 8-K/A filed on March 14, 2000, regarding Item 7 to amend Form 8-K filed on March 7, 2000 to include the Consent of Arthur Andersen LLP.

          Current Report on Form 8-K filed on March 7, 2000, regarding Item 2 which filed the merger agreement and financial statements of Lady Luck.

          Current Report on Form 8-K filed on February 16, 2000, regarding Item 5 which announced the Company's earnings for the third quarter ended January 23, 2000.

          Current Report on Form 8-K filed on December 30, 1999, regarding Item 5 which filed the merger agreement by and among BRDC, Inc., the shareholders of BRDC, Inc. and Isle of Capri Casinos, Inc. as an exhibit.

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

                                      ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  July 28, 2000                 By: /s/ Bernard Goldstein
                                      ----------------------
                                      Bernard Goldstein, Chairman of the Board,
                                      Chief Executive Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July  28,  2000               /s/  Bernard  Goldstein
                                      ------------------------
                                      Bernard Goldstein, Chairman of the Board,
                                      Chief Executive Officer and Director
                                      (Principal  Executive  Officer)


Dated:  July  28,  2000               /s/  John  M.  Gallaway
                                      ------------------------
                                      John M. Gallaway, President,
                                      Chief Operating Officer and Director


Dated:  July  28,  2000               /s/  Rexford  A.  Yeisley
                                      --------------------------
                                      Rexford A. Yeisley,
                                      Chief Financial Officer
                                      (Principal Financial and
                                           Accounting Officer)


Dated:  July  28,  2000               /s/ Allan B. Solomon
                                      ------------------------
                                      Allan B. Solomon,
                                      Executive Vice President,
                                      Secretary, General Counsel and
                                      Director


Dated:  July  28,  2000               /s/ Emanuel Crystal
                                      ----------------------
                                      Emanuel Crystal, Director


Dated:  July  28,  2000               /s/ Robert S. Goldstein
                                      ---------------------------
                                      Robert S. Goldstein, Director


Dated:  July  28,  2000               /s/ Alan J. Glazer
                                      ----------------------
                                      Alan J. Glazer, Director


Dated:  July  28,  2000               /s/  W.  Randolph  Baker
                                      -------------------------
                                      W.  Randolph  Baker,  Director

                                INDEX TO EXHIBITS




EXHIBIT
 NUMBER                                                     EXHIBIT
--------                                                    -------
2.1                          Agreement and Plan of Merger, dated as of October 5, 1999. (21)

2.1A                         Agreement and Plan of Merger, dated as of December 19, 1999. (22)

3.1                          Certificate of Incorporation of Casino America, Inc., as amended. (5)

3.1A                         Amendment to the Company's Certificate of Incorporation dated September 28, 1998. (18)

3.2                          Bylaws of Casino America, Inc., as amended. (5)

3.2A                         Amendments to Bylaws of Casino America, Inc. dated as of February 7, 1997. (14)

4.1                          Specimen Certificate of Common Stock. (2)

4.2A                         Specimen Warrant Agreement with respect to warrants to purchase
                             900,000 shares of Isle of Capri Casinos, Inc. Common Stock. (3)

4.2B                         Form of Warrant Agreement with respect to warrants to purchase
                             500,000 shares of Isle of Capri Casinos, Inc. Common Stock. (13)

4.3A                         Warrant, dated June 9, 1995, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Isle of Capri
                             Casinos, Inc. (7)

4.3B                         Warrant, dated May 3, 1996, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Isle of Capri
                             Casinos, Inc. (8)

4.4A                         Indenture dated as of August 1, 1996 between Casino America, Inc.
                             and Fleet National Bank, as Trustee. (8)

4.4B                         First Supplemental Indenture, dated as of April 21, 1999, between
                             Isle of Capri Casinos, Inc. and Fleet National Bank, as trustee. (18)

4.5                          Isle of Capri Casinos, Inc. hereby agrees to furnish to the
                             Securities and Exchange Commission, upon its request, the
                             instruments defining the rights of holders of long term debt where the total amount of securities authorized thereunder does not exceed 10% of Isle of Capri Casinos, Inc.'s total consolidated assets. (18)

4.6                          Rights Agreement dated as of February 7, 1997 between Casino
                             America, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent. (14)

4.7                          Indenture, dated as of April 23, 1999, among the Company,
                             the Subsidiary Guarantors named therein and State Street
                             Bank and Trust Company, as trustee.(18)

4.8                          Registration Rights Agreement, dated as of April 23, 1999, among Isle of Capri Casinos, Inc., the Subsidiary
                             Guarantors named therein and Merrill Lynch, Pierce, Fenner &
                             Smith Incorporated and Wasserstein Perella Securities, Inc.
                             for themselves and on behalf of the other initial purchasers. (18)

10.1                         Amended and Restated Berth Rental Agreement dated
                             May 12, 1992 between the Biloxi Port Commission and
                             Riverboat Corporation of Mississippi. (2)

10.2                         Biloxi Waterfront Project Lease dated May 12, 1986 with
                             Point Cadet Development Corporation.(2)

10.3 Addendum to Lease Agreement, dated August 1, 1992, between the City of Biloxi, Mississippi, Point Cadet
                             Development Corporation. (2)

10.3A                        Second Addendum to Lease, dated April 9, 1994, by
                             and between the City of Biloxi, Mississippi, Point Cadet
                             Development Corporation, the Biloxi Port Commission and
                             Riverboat Corporation of Mississippi. (4)

10.3B                        Third Addendum to Casino Lease, dated April 26, 1995,
                             by and between the City of Biloxi, Mississippi, Point
                             Cadet Development Corporation, the Biloxi Port Commission
                             and Riverboat Corporation of Mississippi. (7)

10.4                         Declaration of Shared Facilities Agreement for the
                             Isle of Capri Casino and Hotel, Biloxi, Mississippi,
                             dated as of April 26, 1995, made by Riverboat Corporation
                             of Mississippi. (7)

10.5                         Agreement for Sale and Purchase by and between
                             Casino America, Inc. and Pompano Park Associates, Limited
                             Partnership, dated as of November 8, 1994. (7)

10.5A                        Variable Gaming Adjustment Covenant made as of June 30,
                             1995 by PPI, Inc. in favor of Pompano Park Associates,
                             Limited Partnership. (7)

*10.6                        Casino America, Inc. 1992 Stock Option Plan.(1)

*10.7                        Casino America, Inc. 1992 Stock Option Plan Amendment.(3)

*10.8                        Casino America, Inc. 1993 Stock Option Plan, as amended.(7)

*10.9                        Casino America, Inc. description of Employee Bonus Plan.(3)

10.10                        Management Agreement dated January 4, 1993 between Riverboat
                             Services, Inc. and Louisiana Riverboat Gaming Partnership. (3)

10.11                        Management Agreement dated as of March 2, 1995 between
                             Riverboat Services, Inc. and St. Charles Gaming Company, Inc.(7)

*10.12                       Casino America, Inc. Retirement Trust and Savings Plan.(3)

*10.13                       Director's Option Plan.(6)

10.14                        Biloxi Waterfront Project Lease dated April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation
                             of Mississippi. (4)

10.15A                       First Amendment to Biloxi Waterfront Project Lease
                             (Hotel Lease), dated April 26, 1995, by and between
                             Riverboat Corporation of Mississippi and the City of Biloxi,
                             Mississippi. (7)

10.16                        Crowne Plaza Resort New Development License Agreement between
                             Holiday Inns Franchising, Inc. and Riverboat Corporation of
                             Mississippi, dated December 30, 1994. (7)

10.17                        Security Agreement - Pledge dated as of June 9, 1995,
                             between Louisiana Riverboat Gaming Partnership and Crown
                             Casino Corporation. (7)

10.18                        Shareholders Agreement, dated as of June 9, 1995 by and
                             between Crown Casino Corporation and Louisiana Riverboat Gaming
                             Partnership. (7)

10.19                        Amended and Restated Lease between Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant, of certain land in Calcasieu Parish, Louisiana, dated April 19, 1999. (18)

10.20                        Development Agreement between St. Charles Gaming Company, Inc.
                             and Calcasieu Parish Police Jury dated June 5, 1995.(7)

10.21                        Note Purchase Agreement, dated as of July 20, 1995, by and among
                             Louisiana Riverboat Gaming Partnership, St. Charles Gaming
                             Company, Inc., Nomura Holding America Inc. and First National
                             Bank of Commerce. (7)

10.22                        Lease between Pompano Park Associates, Inc., as Lessor,
                             and Casino America, Inc., as Lessee, dated as of July 1, 1995.(7)

10.23                        Promissory Note dated June 29, 1995 by and between PPI, Inc. and Capital Bank.(9)

*10.24                       Employment Agreement dated January 6, 1999 between Isle of Capri Casinos, Inc.
                             and John M. Gallaway. (18)

*10.25                       Employment Agreement dated January 6, 1999 between Isle of Capri Casinos, Inc.
                             and Allan B. Solomon. (18)

*10.26                       Employment Agreement dated January 6, 1999 by and between Isle of Capri
                             Casinos, Inc. and Rexford A. Yeisley. (18)

*10.27                       Employment Agreement dated January 6, 1999 by and between Isle of Capri
                             Casinos, Inc. and Timothy M. Hinkley. (18)

10.28                        Management Agreement dated April 25, 1997 between Casino America, Inc.
                             and ICB, L.L.C. (15)

10.29                        Operating Agreement of ICB, L.L.C. dated as of April 25, 1997 between
                             Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. (14)

10.30                        Amended Casino America, Inc. 1992 Stock Option Plan. (11)

10.31                        Amended Casino America, Inc. l993 Stock Option Plan. (11)

10.32                        Management Agreement dated July 29, 1997 between Casino America, Inc.
                             and Isle of Capri Black Hawk, L.L.C. (16)

10.33                        Joint Venture Agreement of Capri Cruises between Commodore
                             Cruises Limited and Isle of Capri Casino Corporation. (18)

*10.34                       Amended Casino America, Inc. 1993 Stock Option Plan. (15)

*10.35                       Amended Casino America, Inc. 1993 Stock Option Plan. (17)

10.36                        Asset Purchase Agreement by and between Tunica Partners, LP and Isle of Capri Casino - Tunica, Inc. and Isle of Capri Casinos,
                             Inc. dated October 7, 1998. (19)

10.37                        Amendment No. 1 to Asset Purchase Agreement dated December 7, 1998. (19)

10.38                        Amendment No. 2 to Asset Purchase Agreement dated February 24, 1999. (19)

*10.39                       Employment Agreement dated January 6, 1999 between Isle of Capri Casinos,
                             Inc. and Bernard Goldstein. (18)

10.40                        Purchase Agreement, dated as of April 20, 1999, among Isle of Capri
                             Casinos, Inc., the Subsidiary Guarantors named therein and Merrill Lynch
                             & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated and
                             Wasserstein Perella Securities, Inc., for themselves and as representatives of the other initial purchasers. (18)

10.41                        Amended and Restated Credit Agreement, dated as of March 2, 2000, among
                             Isle of Capri Casinos, Inc., the lenders listed therein, CIBC Inc. as swing line lender, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Bankers Trust Company as co-arranger and syndication agent for
                             Lenders, The CIT Group/Equipment Financing, Inc. and documentation agent for lenders and CIBC World Markets Corp as lead arranger. (20)

10.42                        Leases of part of casino site in Natchez, Mississippi dated
                             October 28, 1991 between Lady Luck Mississippi, Inc and Silver Land, Inc.
                             Incorporated by reference to Exhibit 10.7 to the Form S-1.

10.43                        Silver Land, Inc. Amended and Restated Lease Agreement dated
                             December 31, 1992.  Incorporated by reference to Exhibit 10.8 to the Form S-1.

10.44                        Option to purchase site in Jefferson County, Missouri dated July 8, 1993 by and between Lady Luck Kimmswick, Inc. and Donald J. Branch.  Incorporated
                             by reference to Exhibit 10.17 to the Form S-1.

10.45                        Lease in Coahoma, Mississippi dated November 30, 1993 (sic) by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc.
                             Incorporated by reference to Exhibit 10.28 to the Form 10-K.

10.46                        Addendum to Lease dated November 30, 1993 between Roger Allen Johnson, Jr.,
                             Charles Bryant Johnson and Magnolia Lady, Inc.

10.47                        Second addendum to lease entered into on November 30, 1993, and amended by that addendum to Lease dated June 22, 1994
                             between Roger Allen Johnson, Jr., and Charles Bryant Johnson and Magnolia Lady, Inc.

10.48                        Agreement dated July 18, 1994 by and among Green Bridge
                             Company, an Iowa corporation, Bettendorf Riverfront Development
                             Company, Inc., and Iowa limited liability company, Lady Luck Casino,
                             Inc., a Nevada corporation, and Lady Luck Gaming Corporation.
                             Incorporated by reference to Exhibit 10.40 to the June 30, 1994
                             Form 10-Q.

10.49                        Letter Agreement dated October 24, 1994 by and between Alain Uboldi and Lady Luck
                             Gaming Corporation.  Incorporated by reference to Exhibit 10.41 to the Annual
                             Report on Form 10-K for the fiscal year ended December 31, 1994, by Lady Luck
                             Gaming Corporation (the "1994 Form 10-K")

10.50                        Letter Agreement dated October 24, 1994 by and between
                             Rory J. Reid and Lady Luck Gaming Corporation.  Incorporated by reference to
                             Exhibit 10.42 to the 1994 Form 10-K.

10.51                        Real Estate Lease dated January 12, 1995 by and among Green Bridge Company, an Iowa corporation, Bettendorf Riverfront Development Company, L.C., an Iowa
                             limited liability company, Lady Luck Bettendorf, L.C., an Iowa limited liability company and Lady Luck Quad Cities, Inc., a Delaware corporation.  Incorporated by reference to Exhibit 10.46 to the 1994 Form 10-K.

10.52                        Operation Agreement dated December 2, 1994 by and between
                             Lady Luck Quad Cities, Inc. a Delaware corporation and Bettendorf Riverfront
                             Development Company, L.C., an Iowa limited liability company.  Incorporated by reference to Exhibit 10.47 to the 1994 Form 10-K.

10.53                        Services Agreement dated as of January 1, 1996 among
                             Lady Luck Gaming Corporation and Marco Polo International
                             Marketing, Inc.  Incorporated by reference to Exhibit 10.46 to the 1995 Form 10-K.

10.54                        Stockholder Support Agreement, dated as of October 5, 1999, by Andrew H. Tompkins to and for the benefit of Isle of Capri
                             Casinos, Inc. (21)

10.55                        Consulting, Advisory and Noncompetition Agreement, dated
                             as of October 5, 1999 by and between Isle of Capri Casinos, Inc.
                             and Andrew H. Thompkins. (21)

10.56                        Form of Credit Agreement between Gamblers Supply Management
                             Company as the Borrower, and Isle of Capri Casinos, Inc. as
                             the Lender. (21)

10.57                        Amended and Restated Lease Agreement by and between
                             The Port Authority of Kansas City, Missouri and Hilton
                             Hotels Corporation dated as of August 21, 1995.

10.58                        Assignment and Assumption by and among Hilton Hotels
                             Corporation, a Delaware corporation, Isle of Capri Casinos, Inc., a Delaware corporation and IOC-Kansas City, Inc., a Missouri corporation.

21                           Subsidiaries of Isle of Capri Casinos, Inc. (18)

23.1                         Consent of Ernst & Young LLP.

27                           Financial Data Schedule.

___________________________

(1) Filed as an exhibit to the Casino America, Inc.'s Current Report on Form 8-K filed June 17, 1992 (File No. 0-20538), and incorporated into the Casino America, Inc.'s Form 10-K for the year ended April 27, 1997, by reference.

(2) Filed as an exhibit to the Casino America Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1992 (File No. 0-20538), and incorporated into the Casino America, Inc.'s Form 10-K for the year ended April 27, 1997, by reference.

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

(13) Filed as an exhibit to Casino America, Inc.'s Current Report on Form 8-K filed on February 24, 1997, and incorporated into Casino America, Inc.'s Form 10-K for the fiscal year ended April 27, 1997, by reference.

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

(18) Filed as an exhibit to Isle of Capri Casinos, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 25, 1999, by reference.

(19) Filed as an Exhibit to the Isle of Capri Casinos, Inc. Quarterly Report on form 10-Q for the fiscal quarter ended January 24, 1999, by reference.

(20) Filed as an Exhibit to the Isle of Capri Casinos, Inc. Quarterly Report on form 10-Q for the fiscal quarter ended January 23, 2000, by reference.

(21) Filed as an Exhibit to the Isle of Capri Casinos, Inc. Current Report on Form 8-K filed on October 5, 1999.

(22) Filed as an Exhibit to the Isle of Capri Casinos, Inc. Current Report on Form 8-K filed on December 19, 1999.

*Management contract or compensatory plan.