Form 10-K405/A
period 2000-04-30
ISLE OF CAPRI CASINOS INC
filed 2000-08-01
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K/A
(MARK  ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

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

     We have entered into contracts to acquire the Lady Luck Casino and Hotel in Las Vegas and the President Casino in Davenport, Iowa. Subject to receipt of all required approvals, we expect to complete both transactions this fall. We are also developing a casino in Boonville, Missouri which we expect to complete in the fall of 2001. Also, the Missouri Gaming Commission has recently selected our Jefferson County, Missouri project for development which we expect to complete in the spring of 2002.

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

Isle-Lula

     We lease approximately 1,000 acres of land in Coahoma County, Mississippi and utilize approximately 50 acres in connection with the operations of Isle-Lula. Unless terminated by us at an earlier date, the lease expires in 2033. Rent under the lease is currently 5 1/2% of gross gaming revenue as established by the Mississippi Gaming Commission, as well as $3,333 per month for the Rhythm & Blues hotel. We also lease the property in Helena, Arkansas, upon which our off-site hotel is located. Rent under that lease is currently 3% of the revenue from the hotel. We also own approximately 100 acres in Coahoma County, which may be utilized for future development.

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
                                                  ==========  =======  ===========  ==========  ===============

                 See notes to consolidated financial statements


                                ISLE OF CAPRI CASINOS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)

                                                                                    Fiscal Year Ended
                                                                                   -------------------
                                                                          April 30,         April 25,    April 26,
                                                                             2000             1999         1998
                                                                     -------------------  -----------  -----------
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $           31,071   $  (24,176)  $    7,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . .              42,346       36,277       33,588
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . .              17,410       (7,763)       5,303
     Amortization of bond discount and deferred financing costs . .               2,969        2,317        1,926
     Valuation charge . . . . . . . . . . . . . . . . . . . . . . .                   -        5,097            -
     Gain on disposal of assets.. . . . . . . . . . . . . . . . . .              (3,106)         659            -
     Equity in (income) loss of unconsolidated joint ventures.. . .                (259)       1,340            -
     Extraordinary item (net of taxes). . . . . . . . . . . . . . .                 984       36,285            -
     Minority interest. . . . . . . . . . . . . . . . . . . . . . .               3,700       (2,209)        (819)
     Changes in current assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . .                 363         (278)       6,324
          Income tax receivable . . . . . . . . . . . . . . . . . .               8,143       15,592            -
          Prepaid expenses and other assets.. . . . . . . . . . . .              (1,665)      (1,126)       1,168
          Accounts payable and accrued expenses.. . . . . . . . . .              28,527        3,203       10,272
                                                                     -------------------  -----------  -----------
Net cash provided by operating activities.. . . . . . . . . . . . .             130,483       65,218       65,309

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . . . . . .            (104,569)     (94,996)     (65,455)
Net cash paid for acquisitions. . . . . . . . . . . . . . . . . . .            (119,355)           -            -
Purchase of short-term investments. . . . . . . . . . . . . . . . .             (39,044)           -            -
Proceeds from disposals of property and equipment.. . . . . . . . .               6,134          202          251
Investments in and advances to joint ventures . . . . . . . . . . .                 196       (1,482)      (2,628)
Restricted cash.. . . . . . . . . . . . . . . . . . . . . . . . . .               2,559       44,861      (50,341)
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .              (3,879)        (601)      (1,555)
                                                                     -------------------  -----------  -----------
Net cash used in investing activities.. . . . . . . . . . . . . . .            (257,958)     (52,016)    (119,728)

FINANCING ACTIVITIES:
Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . . . .             475,061      447,088       75,000
Principal payments on debt and cash paid to retire debt . . . . . .            (258,079)    (414,136)     (17,823)
Deferred financing costs. . . . . . . . . . . . . . . . . . . . . .              (9,384)     (13,497)      (2,152)
Proceeds from exercise of stock options and warrants. . . . . . . .               2,732            -            8
                                                                     -------------------  -----------  -----------
Net cash provided by financing activities . . . . . . . . . . . . .             210,330       19,455       55,033

Net increase in cash and cash equivalents . . . . . . . . . . . . .              82,855       32,657          614
Cash and cash equivalents at beginning of year. . . . . . . . . . .              85,117       52,460       51,846
                                                                     -------------------  -----------  -----------
Cash and cash equivalents at end of year. . . . . . . . . . . . . .  $          167,972   $   85,117   $   52,460
                                                                     ===================  ===========  ===========

                 See notes to consolidated financial statements


                                       ISLE OF CAPRI CASINOS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                            (IN THOUSANDS)

                                                                         Fiscal Year Ended
                                                                        -------------------
                                                                 April 30,       April 25,   April 26,
                                                                   2000            1999        1998
                                                           -------------------  ----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments (receipts) for:
     Interest . . . . . . . . . . . . . . . . . . . . . .  $           (1,933)  $   63,297  $   50,479
     Income taxes - net of refunds. . . . . . . . . . . .                   -        3,140      (4,840)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Notes Payable and Debt issued for:
     Property and equipment.. . . . . . . . . . . . . . .                  61        8,369           -
Capital Contributions:
     Land . . . . . . . . . . . . . . . . . . . . . . . .                   -            -       7,504
     Property and equipment . . . . . . . . . . . . . . .                   -            -       1,615
Other:
     Deferred financing costs funded through
       issuance of common stock . . . . . . . . . . . . .              (1,933)           -         500
     Construction costs funded through accounts payable .                   -        2,401       1,614
Acquisitions of businesses:
     Fair value of assets acquired. . . . . . . . . . . .             496,417            -           -
     Less fair value of liabilities assumed . . . . . . .            (317,300)           -           -
     Less stock issued. . . . . . . . . . . . . . . . . .             (59,762)           -           -
     Net cash payment . . . . . . . . . . . . . . . . . .             119,355            -           -

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

7.  MERGERS AND ACQUISITIONS

    Isle of Capri-Tunica

     In March 1999, the Company acquired the original Harrah's casino facility located in Tunica County, Mississippi for $9.5 million. The Company invested an additional $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. The Company opened the Isle-Tunica on July 26, 1999 with approximately 875 slot machines, 15 table games and its two trademark restaurants. The Company also plans to invest an additional approximately $44.0 million to construct an on-site hotel with up to 227 rooms and two live entertainment theaters with combined seating for 1,800 people. Construction of the hotel is currently underway.

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

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  COMMITMENTS  (CONTINUED)

     The Company leases riverfront land from the City of Marquette, Iowa, under a lease agreement. This agreement expires in December 2019. Annual rent is $180,000 payable in equal monthly installments due on the first of each month. In addition to the base rent, the Company must also pay the following amounts:
(1) $0.50 per customer per day due the 15th day following each month and (2) 2 1/2% of net gambling receipts, as defined, from $20 million to $40 million, plus 5% of net gambling receipts, as defined, from $40 million to $60 million, plus
7 1/2% of net gambling receipts, as defined, in excess of $60 million, due annually.

     The Company leases approximately 1,000 acres of land in Coahoma County, Mississippi and utilizes approximately 50 acres in connection with the operations of Isle-Lula. Unless terminated by the Company at an earlier date, the lease expires in 2033. Rent under the lease is currently 5 1/2% of gross gaming revenue as established by the Mississippi Gaming Commission, as well as $3,333 per month for the Rhythm & Blues hotel. The Company also leases the property in Helena, Arkansas, upon which the Company's off-site hotel is located. Rent under that lease is currently 3% of the revenue from the hotel.

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
                                            ===============  ==============  ==============  ===============  ==============

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                    (b)
                                               Isle of Capri        (a)         Non-Wholly
                                               Casinos, Inc.    Wholly          Owned           Consolidating
                                               Guarantor        Owned           Non-            and              Isle of Capri
                                              (Parent           Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                               Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                               ---------------  --------------  --------------  ---------------  ---------------
For the year ended April 30, 2000
Statement of Operations
---------------------------------------------
Revenue:
     Casino . . . . . . . . . . . . . . . . .  $            -   $     530,803   $      88,548   $            -   $      619,351
     Rooms, food, beverage and other. . . . .           1,353          59,509           4,637                -           65,499
                                               ---------------  --------------  --------------  ---------------  ---------------
Total revenue . . . . . . . . . . . . . . . .           1,353         590,312          93,185                -          684,850

Operating expenses:
     Casino . . . . . . . . . . . . . . . . .               -         103,509          12,596                -          116,105
     Gaming taxes . . . . . . . . . . . . . .               -         105,232          17,340                -          122,572
     Rooms, food, beverage and other. . . . .          (4,997)        253,552          41,776                -          290,331
     Depreciation and amortization. . . . . .           1,030          39,202           2,114                -           42,346
                                               ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . . .          (3,967)        501,495          73,826                -          571,354
                                               ---------------  --------------  --------------  ---------------  ---------------

Operating income. . . . . . . . . . . . . . .           5,320          88,817          19,359                -          113,496
Gain on sale of assets. . . . . . . . . . . .           3,092              14               -                -            3,106
Interest expense, net . . . . . . . . . . . .           2,804         (47,683)        (10,754)               -          (55,633)
Minority interest . . . . . . . . . . . . . .               -               -               -           (3,700)          (3,700)
Equity in income (loss) of
     unconsolidated joint venture . . . . . .          44,686               -               -          (44,427)             259
                                               ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes
     and extraordinary item . . . . . . . . .          55,902          41,148           8,605          (48,127)          57,528
Income tax provision. . . . . . . . . . . . .          10,977          14,496               -                -           25,473
                                               ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before extraordinary item . . .          44,925          26,652           8,605          (48,127)          32,055
Extraordinary loss on extinguishment of debt
     (net of applicable income tax benefit) .               -            (984)              -                -             (984)
                                               ---------------  --------------  --------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . . . .  $       44,925   $      25,668   $       8,605   $      (48,127)  $       31,071
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
                                                 ===============  ==============  ==============  ===============  ===============

For the year ended April 25, 1999
Statement of Operations
-----------------------------------------------
Revenue:
     Casino . . . . . . . . . . . . . . . . . .  $            -   $     403,700   $      20,679   $            -   $      424,379
     Rooms, food, beverage and other. . . . . .             429          54,561           1,367             (359)          55,998
                                                 ---------------  --------------  --------------  ---------------  ---------------
Total revenue . . . . . . . . . . . . . . . . .             429         458,261          22,046             (359)         480,377

Operating expenses:
     Casino . . . . . . . . . . . . . . . . . .               -          74,793           2,886                -           77,679
     Gaming taxes . . . . . . . . . . . . . . .               -          82,925           3,930                -           86,855
     Rooms, food, beverage and other. . . . . .           4,390         192,565          14,224             (359)         210,820
     Depreciation and amortization. . . . . . .           3,439          31,853             985                -           36,277
                                                 ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . . . .           7,829         382,136          22,025             (359)         411,631
                                                 ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss) . . . . . . . . . . . .          (7,400)         76,125              21                -           68,746
Interest expense, net . . . . . . . . . . . . .          (5,671)        (34,853)         (5,207)               -          (45,731)
Minority interest . . . . . . . . . . . . . . .               -               -               -            2,209            2,209
Equity in income (loss) of
     unconsolidated joint venture . . . . . . .          36,955               -               -          (38,295)          (1,340)
                                                 ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes
     and extraordinary item . . . . . . . . . .          23,884          41,272          (5,186)         (36,086)          23,884
Income tax provision (benefit). . . . . . . . .          11,775           2,374               -           (2,374)          11,775
                                                 ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before extraordinary item . . . .          12,109          38,898          (5,186)         (33,712)          12,109
Extraordinary loss on extinguishment of
    debt (net of applicable income tax benefit)         (36,285)              -               -                -          (36,285)
                                                 ---------------  --------------  --------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . . . . .  $      (24,176)  $      38,898   $      (5,186)  $      (33,712)  $      (24,176)
                                                 ===============  ==============  ==============  ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


21. CONSOLIDATING CONDENSED FINANCIAL INFORMATION (CONTINUED)





                                                                                  (b)
                                             Isle of Capri        (a)         Non-Wholly
                                             Casinos, Inc.    Wholly          Owned           Consolidating
                                             Guarantor        Owned           Non-            and              Isle of Capri
                                            (Parent           Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                             Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
Statement of Cash Flows
-------------------------------------------
Net cash provided by (used in)
     operating activities . . . . . . . . .  $      (33,503)  $      94,689   $        2,757  $        1,275   $       65,218
Net cash provided by (used in)
     investing activities . . . . . . . . .          (7,465)        (49,368)           6,092          (1,275)         (52,016)
Net cash provided by (used in)
     financing activities . . . . . . . . .          56,773         (38,840)           1,522               -           19,455
                                             ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . . .          15,805           6,481           10,371               -           32,657
Cash and cash equivalents at
     beginning of the year. . . . . . . . .          20,021          31,892              547               -           52,460
                                             ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the year. . . . . . . . . . . .  $       35,826   $      38,373   $       10,918  $            -   $       85,117
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

                                      ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  August 1, 2000                By: /s/ Bernard Goldstein
                                      ----------------------
                                      Bernard Goldstein, Chairman of the Board,
                                      Chief Executive Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  August 1,  2000               /s/  Bernard  Goldstein
                                      ------------------------
                                      Bernard Goldstein, Chairman of the Board,
                                      Chief Executive Officer and Director
                                      (Principal  Executive  Officer)


Dated:  August 1,  2000               /s/  John  M.  Gallaway
                                      ------------------------
                                      John M. Gallaway, President,
                                      Chief Operating Officer and Director


Dated:  August 1,  2000               /s/  Rexford  A.  Yeisley
                                      --------------------------
                                      Rexford A. Yeisley,
                                      Chief Financial Officer
                                      (Principal Financial and
                                           Accounting Officer)


Dated:  August 1,  2000               /s/ Allan B. Solomon
                                      ------------------------
                                      Allan B. Solomon,
                                      Executive Vice President,
                                      Secretary, General Counsel and
                                      Director


Dated:  August 1,  2000               /s/ Emanuel Crystal
                                      ----------------------
                                      Emanuel Crystal, Director


Dated:  August 1,  2000               /s/ Robert S. Goldstein
                                      ---------------------------
                                      Robert S. Goldstein, Director


Dated:  August 1,  2000               /s/ Alan J. Glazer
                                      ----------------------
                                      Alan J. Glazer, Director


Dated:  August 1,  2000               /s/  W.  Randolph  Baker
                                      -------------------------
                                      W.  Randolph  Baker,  Director

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

10.6                         Variable Gaming Adjustment Covenant made as of June 30,
                             1995 by PPI, Inc. in favor of Pompano Park Associates,
                             Limited Partnership. (7)

*10.7                        Casino America, Inc. 1992 Stock Option Plan.(1)

*10.8                        Casino America, Inc. 1992 Stock Option Plan Amendment.(3)

*10.9                        Casino America, Inc. 1993 Stock Option Plan, as amended.(7)

*10.10                       Casino America, Inc. description of Employee Bonus Plan.(3)

10.11                        Management Agreement dated January 4, 1993 between Riverboat
                             Services, Inc. and Louisiana Riverboat Gaming Partnership. (3)

10.12                        Management Agreement dated as of March 2, 1995 between
                             Riverboat Services, Inc. and St. Charles Gaming Company, Inc.(7)

*10.13                       Casino America, Inc. Retirement Trust and Savings Plan.(3)

*10.14                       Director's Option Plan.(6)

10.15                        Biloxi Waterfront Project Lease dated April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation
                             of Mississippi. (4)

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