Form 10-Q
period 2000-07-30
ISLE OF CAPRI CASINOS INC
filed 2000-09-13
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 30, 2000

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

As of September 8, 2000, the Company had a total of 30,478,801 shares of Common Stock outstanding.



                                                                               PAGE
                                                                               ----


PART I
------

  ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS, JULY 30, 2000 (UNAUDITED)
                  AND APRIL 30, 2000. . . . . . . . . . . . . . . . . . . . .     1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED JULY 30, 2000 AND JULY 25, 1999 (UNAUDITED). .     2

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
                  THREE MONTHS ENDED JULY 30, 2000 (UNAUDITED). . . . . . . .     3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                  ENDED JULY 30, 2000 AND JULY 25, 1999 (UNAUDITED) . . . . .     4

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. . . .     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .    19

PART II.  OTHER INFORMATION
--------

  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .    23

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . .    24

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . .    24

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .    24

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .    24

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .    24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

EXHIBIT LIST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26




                                     ISLE OF CAPRI CASINOS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              ASSETS                                    July 30,     April 30,
                                              ------                                      2000         2000
                                                                                      ------------  ----------
                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    139,393  $  167,972
     Short term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33,169      39,044
     Accounts receivable:
            Related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         307
            Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,883       6,343
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,167      15,167
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .        10,020       9,500
                                                                                      ------------  ----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .       205,632     238,333
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . .       752,924     699,246
Other assets:
     Investment in and advances to joint ventures. . . . . . . . . . . . . . . . . .         2,012       1,914
     Property held for development or sale . . . . . . . . . . . . . . . . . . . . .         3,782       3,782
     Licenses and other intangible assets, net of accumulated amortization of
          $13,164 and $11,896, respectively. . . . . . . . . . . . . . . . . . . . .        89,832      91,100
     Goodwill, net of accumulated amortization of
          $13,728 and $11,721, respectively. . . . . . . . . . . . . . . . . . . . .       243,593     228,530
     Berthing, concession, and leasehold rights, net of accumulated amortization of
          $2,540 and $2,462, respectively. . . . . . . . . . . . . . . . . . . . . .         3,728       3,806
     Deferred financing costs, net of accumulated amortization of $5,230 and
          $4,145, respectively.. . . . . . . . . . . . . . . . . . . . . . . . . . .        24,537      25,466
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,412       5,556
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . .         6,705       7,781
                                                                                      ------------  ----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,339,157  $1,305,514
                                                                                      ============  ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .  $     16,970  $   17,400
     Accounts payable:
           Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,246      24,407
           Related party.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          95
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,841      10,010
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . .        39,478      39,338
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . .        16,371      16,096
           Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,043      10,661
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . .        10,060       9,033
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        46,381      34,996
                                                                                      ------------  ----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . .       190,390     162,036
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . .       940,710     945,501
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,358      25,763
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,851       8,851
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,246       7,843
Stockholders' equity:
     Preferred stock, $.01 par value; 2,050 shares authorized; none issued.. . . . .             -           -
     Common stock, $.01 par value; 45,000 shares authorized; shares issued and
          outstanding: 30,465 at July 30, 2000 and 30,369 at April 30, 2000. . . . .           305         304
     Class B common stock, $.01 par value; 3,000 shares authorized; none
          issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           -
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .       126,084     125,572
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,213      29,644
                                                                                      ------------  ----------
               Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .       166,602     155,520
                                                                                      ------------  ----------
               Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $  1,339,157  $1,305,514
                                                                                      ============  ==========

                 See notes to consolidated financial statements




                                 ISLE OF CAPRI CASINOS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                            ------------------
                                                            July 30,    July 25,
                                                             2000        1999
                                                          ----------  ----------
Revenue:
     Casino. . . . . . . . . . . . . . . . . . . . . . .  $ 230,335   $ 128,334
     Rooms . . . . . . . . . . . . . . . . . . . . . . .      4,790       2,607
     Pari-mutuel commissions and fees. . . . . . . . . .      4,921       4,733
     Food, beverage and other. . . . . . . . . . . . . .     11,416       6,533
                                                          ----------  ----------
          Total revenue. . . . . . . . . . . . . . . . .    251,462     142,207
Operating Expenses:
     Casino. . . . . . . . . . . . . . . . . . . . . . .     44,349      22,956
     Gaming taxes. . . . . . . . . . . . . . . . . . . .     45,313      25,896
     Rooms . . . . . . . . . . . . . . . . . . . . . . .      2,252       1,117
     Pari-mutuel . . . . . . . . . . . . . . . . . . . .      3,601       3,627
     Food, beverage and other. . . . . . . . . . . . . .      7,090       4,078
     Marine and facilities . . . . . . . . . . . . . . .     14,494       8,963
     Marketing and administrative. . . . . . . . . . . .     76,719      42,305
     Preopening expenses . . . . . . . . . . . . . . . .          -       3,420
     Depreciation and amortization . . . . . . . . . . .     15,221       8,856
                                                          ----------  ----------
          Total operating expenses . . . . . . . . . . .    209,039     121,218
                                                          ----------  ----------
     Operating income. . . . . . . . . . . . . . . . . .     42,423      20,989
     Interest expense. . . . . . . . . . . . . . . . . .    (23,432)    (12,110)
     Interest income . . . . . . . . . . . . . . . . . .      2,440         708
     Gain on disposal. . . . . . . . . . . . . . . . . .          -       3,106
     Minority interest.. . . . . . . . . . . . . . . . .     (1,404)       (490)
     Equity in income of unconsolidated joint ventures..          -          52
                                                          ----------  ----------
     Income before income taxes. . . . . . . . . . . . .     20,027      12,255
     Income tax provision. . . . . . . . . . . . . . . .      9,458       5,727
                                                          ----------  ----------
     Net income. . . . . . . . . . . . . . . . . . . . .  $  10,569   $   6,528
                                                          ==========  ==========

     Net income per common share - basic.. . . . . . . .  $    0.35   $    0.28
     Net income per common share - assuming dilution . .  $    0.33   $    0.26

     Weighted average basic shares . . . . . . . . . . .     30,433      23,583
     Weighted average diluted shares . . . . . . . . . .     32,326      24,661


               See notes to consolidated financial statements




                                       ISLE OF CAPRI CASINOS, INC.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)
                                           (IN THOUSANDS)

                                                 Shares of           Additional                 Total
                                                   Common    Common    Paid-in     Retained   Stockholders'
                                                   Stock     Stock     Capital     Earnings     Equity
                                                 ---------  -------  -----------  ---------  --------------

Balance, April 30, 2000 . . . . . . . . . . . .     30,369  $   304  $   125,572  $  29,644  $      155,520
     Exercise of stock options and warrants . .         96        1          512          -             513
     Net income . . . . . . . . . . . . . . . .          -        -            -     10,569          10,569
                                                 ---------  -------  -----------  ---------  --------------
Balance, July 30, 2000. . . . . . . . . . . . .     30,465  $   305  $   126,084  $  40,213  $      166,602
                                                 =========  =======  ===========  =========  ==============

                 See notes to consolidated financial statements




                                ISLE OF CAPRI CASINOS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)

                                                                    Three Months Ended
                                                                    ------------------
                                                                    July 30,    July 25,
                                                                      2000        1999
                                                                  ----------  ----------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  10,569   $   6,528
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .     15,221       8,856
     Deferred income taxes . . . . . . . . . . . . . . . . . . .          -       4,985
     Amortization of bond discount and deferred financing costs.      1,086         431
     Gain on disposal of assets. . . . . . . . . . . . . . . . .          -      (3,111)
     Equity in (income) loss of unconsolidated joint ventures. .          -          52
     Minority interest . . . . . . . . . . . . . . . . . . . . .      1,404         490
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . . . . . .     (1,233)      1,239
          Income tax receivable. . . . . . . . . . . . . . . . .          -         497
          Prepaid expenses and other assets. . . . . . . . . . .        108        (488)
          Accounts payable and accrued liabilities.. . . . . . .     11,520       7,272
                                                                  ----------  ----------
Net cash provided by operating activities. . . . . . . . . . . .     38,675      26,751

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . . . . . . .    (28,623)    (18,520)
Net cash paid for acquisitions . . . . . . . . . . . . . . . . .    (39,799)          -
Sale of short-term investments.. . . . . . . . . . . . . . . . .      5,875           -
Proceeds from disposals of property and equipment. . . . . . . .         37       4,543
Investments in and advances to joint ventures. . . . . . . . . .        (98)       (158)
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .       (857)      1,544
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .      1,076          61
                                                                  ----------  ----------
Net cash used in investing activities. . . . . . . . . . . . . .    (62,389)    (12,530)

FINANCING ACTIVITIES:
Principal payments on debt and cash paid to retire debt. . . . .     (5,221)     (1,713)
Deferred financing costs . . . . . . . . . . . . . . . . . . . .       (157)          -
Proceeds from exercise of stock options and warrants . . . . . .        513          48
                                                                  ----------  ----------
Net cash used in financing activities. . . . . . . . . . . . . .     (4,865)     (1,665)

Net increase (decrease) in cash and cash equivalents . . . . . .    (28,579)     12,556
Cash and cash equivalents at beginning of period . . . . . . . .    167,972      85,117
                                                                  ----------  ----------
Cash and cash equivalents at end of period . . . . . . . . . . .  $ 139,393   $  97,673
                                                                  ==========  ==========

                 See notes to consolidated financial statements




                            ISLE OF CAPRI CASINOS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Three Months Ended
                                                             ------------------
                                                             July 30,   July 25,
                                                               2000       1999
                                                           ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments (receipts) for:
     Interest . . . . . . . . . . . . . . . . . . . . . .  $  24,304   $   1,641
     Income taxes - net of refunds. . . . . . . . . . . .      3,076        (157)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Notes Payable and Debt issued for:
     Property and equipment.. . . . . . . . . . . . . . .          -       2,564
Other:
     Construction costs funded through accounts payable .      4,055           -
Acquisitions of businesses:
     Fair value of assets acquired. . . . . . . . . . . .     51,894           -
     Less fair value of liabilities assumed . . . . . . .    (12,095)          -
                                                           ----------  ----------
     Net cash payment . . . . . . . . . . . . . . . . . .     39,799           -
                                                           ==========  ==========


                 See notes to consolidated financial statements

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri"), was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations in Biloxi, Vicksburg, Tunica, Natchez and Lula, Mississippi, in Bossier City and Lake Charles, Louisiana, in Bettendorf and Marquette, Iowa, in Kansas City, Missouri and in Black Hawk, Colorado through its subsidiaries. The Company is also undertaking development projects in Boonville and St. Louis, Missouri.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended July 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2000.

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

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per share:





                                                         Three Months Ended
                                                         ------------------
                                                         July 30,     July 25,
                                                           2000         1999
                                                         ---------    --------
                                                             (Unaudited)
                                                (In thousands, except per share data)
Numerator:
     Net income . . . . . . . . . . . . . . . . . . . .  $  10,569    $  6,528
     Numerator for basic earnings per share - income
          available to common stockholders. . . . . . .  $  10,569    $  6,528
     Effect of diluted securities.. . . . . . . . . . .          -           -
                                                         ---------    --------
     Numerator for diluted earnings per share-
          income available to common stockholders after
               assumed conversions. . . . . . . . . . .  $  10,569    $  6,528
                                                         =========    ========

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares . . . . . . . . . .     30,433      23,583
     Effect of dilutive securities
          Employee stock options and warrants . . . . .      1,893       1,078
                                                         ---------    --------
     Dilutive potential common shares.. . . . . . . . .      1,893       1,078
                                                         ---------    --------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions. . . . . . . . . . .     32,327      24,661
                                                         =========    ========

     BASIC EARNINGS PER SHARE.. . . . . . . . . . . . .  $    0.35    $   0.28
                                                         =========    ========

     DILUTED EARNINGS PER SHARE.. . . . . . . . . . . .  $    0.33    $   0.26
                                                         =========    ========


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

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  OTHER ASSETS

    Licenses and other intangible assets

     Licenses and other intangible assets principally represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP") and the value of the Lady Luck Gaming Corporation ("Lady Luck") trademarks, player database and workforce acquired in the acquisition of Lady Luck Gaming Corporation. These assets are being amortized over a twenty-five-year period using the straight-line method.

    Goodwill

     Goodwill reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of SCGC, GPRI, LRGP, Lady Luck and subsidiaries, BRDC, Inc., IOC Boonville, Inc. f/k/a Davis Gaming Boonville, Inc. ("Isle-Boonville") and IOC-Kansas City, Inc. f/k/a Kansas City Flamingo Hilton ("Isle-Kansas City"). Goodwill is being amortized over a twenty-five-year period using the straight-line method.

    Restricted cash

     Restricted cash consists primarily of a certificate of deposit in the amount of $1.5 million for the Greek Lawsuit (see footnote 9 for further details), deposit of $1.1 million held in trust to secure the letter of credit for Isle-Black Hawk (see footnote 8 for further details), gaming deposits totaling $1.1 million, construction escrow related to our Boonville, MO development of $1.0 million, workers' compensation in the amount of $0.3 million and various other deposits totaling $1.3 million.

4.  SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of short-term commercial paper and certificates of deposits. The carrying amount of short-term investments approximates fair value because of the short maturity of these instruments.

5.  ISLE OF CAPRI BLACK HAWK L.L.C.

     On April 25, 1997, a wholly-owned subsidiary of the Company, Casino America of Colorado, Inc. formed Isle of Capri Black Hawk L.L.C. ("Isle-Black Hawk"), a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. Isle-Black Hawk owns a casino in Black Hawk, Colorado, which opened on December 30, 1998. In August 2000, Isle-Black Hawk completed the construction of a hotel containing 237 rooms at the site of the Isle-Black Hawk. The Company has a 57% ownership interest in Isle-Black Hawk. Isle of Capri assisted Isle of Capri Black Hawk L.L.C. by financing the development of its hotel with loans of $5.75 million.

6.  CAPRI CRUISES, L.L.C.

     On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. Cruise operations began in early June 1998. As of July 30, 2000, the Company had invested $3.0 million into this 50/50 unconsolidated joint venture, which is operating one cruise ship from the Port of New Orleans.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  MERGERS AND ACQUISITIONS

    Isle of Capri - Tunica

     In March 1999 the Company acquired the original Harrah's casino facility located in Tunica County, Mississippi for $9.5 million. The Company invested an additional $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. The Company opened the Isle-Tunica on July 26, 1999 with approximately 875 slot machines, 15 table games and its two trademark restaurants. The Company is investing approximately $44.0 million more to construct an on-site hotel with 227 rooms and two live entertainment theaters with combined seating for 1,800 people. Construction of the hotel and theaters is currently underway and is expected to be completed in November 2000.

    Lady Luck Gaming Corporation/Gemini, Inc.

     On March 2, 2000 the Company acquired Lady Luck in a merger transaction pursuant to which Lady Luck became a wholly-owned subsidiary of the Company. Lady Luck's common stockholders received cash in the amount of $12.00 per share for an aggregate share consideration of approximately $59 million. Lady Luck operated dockside riverboat casinos and hotels in Lula and Natchez, Mississippi; owned a 50% interest in the Lady Luck Casino and Hotel in Bettendorf, Iowa; and on October 29, 1999, acquired the Miss Marquette Casino in Marquette, Iowa for $41.7 million. In November 1999, the Company made a secured loan of approximately $21.0 million to Lady Luck in order to assist Lady Luck in consummating its acquisition of the Miss Marquette. On March 2, 2000, the Company also completed the acquisition of certain intellectual property from entities owned by Lady Luck's former chairman for $31.0 million contemporaneously with the merger. The Company expects to complete the acquisition of the Lady Luck Casino and Hotel in Las Vegas in September 2000, subject to the satisfaction of certain closing conditions. The acquisition price for the Las Vegas facility is $14.5 million.

    BRDC, Inc.

     On March 2, 2000 the Company merged with BRDC which owned a 50% interest in Lady Luck's Bettendorf, Iowa facility that was not owned by Lady Luck and related real estate in exchange for 6.3 million shares of the Company's common stock, subject to post-closing adjustment in certain circumstances totaling $153,000. BRDC was owned by members of the family of Bernard Goldstein, the Company's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors.

     Davis Gaming Boonville, Inc.

     On May 3, 2000, the Company acquired IOC-Boonville, which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri intends to develop a casino project in Boonville with a total expected investment of approximately $75.0 million which includes the purchase price paid of $11.5 million. Isle of Capri has begun construction on this project and intends to fund this development through its Amended and Restated Senior Credit Facility. The Company expects to complete the project in the fall of 2001.

     Flamingo Hilton Riverboat Casino, L.P.

     On  June  6,  2000,  Isle  of Capri acquired certain assets of the Flamingo
Hilton Riverboat Casinos in Kansas City, Missouri from Flamingo Hilton Riverboat, L.P., a subsidiary of Hilton Hotels Corporation for $33.5 million cash less certain assumed liabilities. Isle of Capri anticipates investing up to an additional $15.0 million in this project, primarily to re-theme the casino into an Isle of Capri Casino. Isle of Capri funded the acquisition and intends to fund the re-theming through its Amended and Restated Senior Credit Facility.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  MERGERS AND ACQUISITIONS (CONTINUED)

     President  Casinos,  Inc.  -  Davenport

     On July 18, 2000, the Company signed an agreement to purchase the assets comprising the President Casino and Hotel in Davenport, Iowa from a subsidiary of President Casinos, Inc. for $58.2 million. The closing of the transaction is subject to a number of conditions including the receipt of necessary approvals including regulatory approval and approval of the City of Davenport and the Riverfront Development Authority, the non-profit organization which holds the gaming license for the Davenport facility.

     Jefferson County, Missouri

     On July 26, 2000, the Company announced that the Missouri Gaming Commission selected its Jefferson County, Missouri project for development. The project will primarily serve the South St. Louis metropolitan area. The project is expected to include a 35,000-square-foot casino, the Isle's standard signature restaurants, a 200-room hotel and an entertainment complex. The Company expects to begin construction in 2001 and to complete the project eighteen to twenty-four months thereafter. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to annex the Company's site in order to prevent development of the project. The Company intends to vigorously oppose these efforts; however, development of the project could be delayed.

     The statements of operations reflect results of operations of these acquisitions as of the acquisition date.

8.  LONG-TERM DEBT




                                                                                       July 30,   April 30,
                                                                                        2000        2000
                                                                                     ----------  ----------
Long-term debt consists of the following:                                                (In thousands)

8 3/4 % senior subordinated notes (described below) . . . . . . . . . . . . . . . .  $  390,000  $  390,000
Variable rate term loan (9.93% at July 30, 2000), due in quarterly installments
   ranging from $833,333 to $4,166,667, excluding interest, through April 2004. . .     471,563     475,000
12 1/2 % note payable, due in monthly installments of $125,000, including
   interest, beginning October 1997 through October 2005. . . . . . . . . . . . . .       5,622       5,818
8 % note payable, due in monthly installments of $66,667, including interest,
   through July 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,417       1,587
8 % note payable, due in monthly installments of $11,365, including interest,
   through December 2015. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,203       1,213
11% note payable, issued by Isle of Capri Black Hawk L.L.C., due March 2001;
   non-recourse to Isle of Capri Casinos, Inc . . . . . . . . . . . . . . . . . . .         566         768
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C., due
   August 2004; non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . .      75,000      75,000
Variable rate TIF Bonds due to City of Bettendorf, due in quarterly installments of various amounts, not including interest; Tax Incremental Financing Payable -
   Interest of approximately 6.7% payments made through incremental property
   taxes to the City until paid in full, maturity no later than 2011. . . . . . . .       7,184       7,184
Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,125       6,331
                                                                                     ----------  ----------
                                                                                        957,680     962,901
Less: current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,970      17,400
                                                                                     ----------  ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  940,710  $  945,501
                                                                                     ==========  ==========

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  LONG-TERM DEBT (CONTINUED)

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

     On March 2, 2000 Isle of Capri amended and restated its Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC, as well as to provide financing for the acquisitions of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri and of IOC-Boonville and the construction of a facility at that location. The previous $175.0 million Senior Credit Facility was expanded under the amended and restated agreement to a $600.0 million Senior Credit Facility, including a $125.0 million revolver, which was undrawn as of July 30, 2000. On March 2, 2000, $475.0 million in term loans were funded under the Company's Amended and Restated Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC. A portion of the initial $475.0 million funding was also used to repay outstanding amounts under the existing credit facility and to fund the redemption of Lady Luck notes and preferred stock.

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

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  LONG-TERM DEBT (CONTINUED)

     On August 20, 1997, Isle-Black Hawk issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the Company. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture governing the First Mortgage Notes). In February 2000, Isle-Black Hawk made its first contingent interest payment totaling $1.0 million as required by the Isle-Black Hawk's First Mortgage Notes. The amount of contingent interest expense recorded for the three months ended July 30, 2000 and July 25, 1999 was $310,000 and $218,000, respectively.

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


     On June 5, 2000, the Isle-Black Hawk offered to purchase for cash up to $1,246,000 principal amount of their 13% First Mortgage Notes dues 2004 at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the Payment Date in accordance with the terms of its indenture. No Notes were tendered for purchase. Isle-Black Hawk is required to make an offer based upon excess cash flow every year during the term of the bonds.

     Isle of Capri has $4.5 million available in bank lines of credit other than the Senior Credit Facility. As of July 30, 2000, Isle of Capri had no outstanding balances under these lines of credit.

     Isle-Black Hawk obtained a letter of credit as a requirement to obtain a building permit from the City of Black Hawk. The letter of credit, totaling $2.1 million, can be drawn upon by the City if for any reason Isle-Black Hawk fails to complete the hotel project; certain public improvements are not completed; or for repair and maintenance on the public improvements within one year after completion. The letter of credit is secured by a deposit held in trust of $1.1 million, which was funded by Isle of Capri, and the balance is secured by Isle of Capri's open line of credit with the bank.

     As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City issued $9,500,000 in tax incremental financing bonds ("TIF Bonds"), $7,500,000 of which was used by Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City's obligations, Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32,000,000 until the TIF Bonds mature which will be no later that 2011. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined "TIF District" which includes Isle-Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, Isle-Bettendorf may not be required to fully repay the $7,500,000. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, Isle-Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

     Substantially all of Isle of Capri's assets are pledged as collateral for long-term debt under the Amended and Restated Senior Credit Facility. At July 30, 2000, Isle of Capri was in compliance with all debt covenants.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  CONTINGENCIES

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and judgment was rendered in the Company's favor on September 16, 1999 by the lower court. The case has been reversed on appeal and remanded to the lower court for further proceedings. The Company intends to vigorously defend this suit.

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

     Lady Luck and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $5.8 million as of July 30, 2000 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The case is still in its preliminary stage and its outcome cannot be predicted with any degree of certainty; however, the Company intends to vigorously defend the claims asserted in this action.

     The Company is currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property owned by the Company located in Lula, Mississippi. The claimant is seeking payments based upon gross revenue from the Company's Lula, Mississippi facility. The Company disputes this claim and believes that its responsibility is limited to payments which are fixed in amount. The Company intends to vigorously defend the claim asserted in this proceeding.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  CONTINGENCIES (CONTINUED)

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

10.  PREOPENING EXPENSES

     Preopening expenses of $3.4 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Tunica on July 26, 1999.

                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million
8 3/4 % Senior Subordinated Notes due 2009. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of and for the three months ended July 30, 2000 and July 25, 1999 and balance sheet as of April 30, 2000.


                           ISLE OF CAPRI CASINOS, INC.
       CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY
                              FINANCIAL INFORMATION
           AS OF JULY 30, 2000 (UNAUDITED) AND APRIL 30, 2000 AND FOR
             THE THREE MONTHS ENDED JULY 30, 2000 AND JULY 25, 1999
                                   (UNAUDITED)
                                  (IN THOUSANDS)




                                                                                   (b)
                                              Isle of Capri        (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor          Owned            Non-            and         Isle of Capri
                                                (Parent         Guarantor       Guarantor       Eliminating    Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries      Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  --------------
As of July 30, 2000, (Unaudited)
Balance Sheet
-------------------------------------------
Current assets. . . . . . . . . . . . . . .  $       77,564   $      117,260  $       10,808  $            -   $      205,632
Intercompany receivables. . . . . . . . . .         600,645          225,244              12        (825,901)               -
Investments in subsidiaries . . . . . . . .         420,681               50               -        (418,719)           2,012
Property and equipment, net . . . . . . . .           5,024          643,806         104,094               -          752,924
Other assets. . . . . . . . . . . . . . . .          44,365          330,767           3,457               -          378,589
                                             ---------------  --------------  --------------  ---------------  --------------
Total assets. . . . . . . . . . . . . . . .  $    1,148,279   $    1,317,127  $      118,371  $   (1,244,620)  $    1,339,157
                                             ===============  ==============  ==============  ===============  ==============

Current liabilities . . . . . . . . . . . .  $       60,946   $      112,679  $       16,765  $            -   $      190,390
Intercompany payable. . . . . . . . . . . .          23,788          795,158           6,952        (825,898)               -
Long-term debt, less current maturities . .         851,522           14,188          75,000               -          940,710
Deferred income taxes . . . . . . . . . . .         (14,801)          38,159               -               -           23,358
Other accrued liabilities . . . . . . . . .               -            8,851               -               -            8,851
Minority interest . . . . . . . . . . . . .               -                -               -           9,246            9,246
Stockholders' equity. . . . . . . . . . . .         226,824          348,092          19,654        (427,968)         166,602
                                             ---------------  --------------  --------------  ---------------  --------------
Total liabilities and stockholders' equity.  $    1,148,279   $    1,317,127  $      118,371  $   (1,244,620)  $    1,339,157
                                             ===============  ==============  ==============  ===============  ==============


                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                   (b)
                                              Isle of Capri        (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor          Owned            Non-            and         Isle of Capri
                                                (Parent         Guarantor       Guarantor       Eliminating    Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries      Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  --------------
For the three months ended July 30, 2000
(Unaudited)
Statement of Operations
-----------------------------------------
Revenue:
     Casino . . . . . . . . . . . . . . .  $            -   $     205,879   $      24,456   $            -   $      230,335
     Rooms, food, beverage and other. . .              35          19,870           1,222                -           21,127
                                           ---------------  --------------  --------------  ---------------  ---------------
Total revenue . . . . . . . . . . . . . .              35         225,749          25,678                -          251,462

Operating expenses:
     Casino . . . . . . . . . . . . . . .               -          40,778           3,571                -           44,349
     Gaming taxes . . . . . . . . . . . .               -          40,509           4,804                -           45,313
     Rooms, food, beverage and other. . .          (1,002)         94,028          11,130                -          104,156
     Depreciation and amortization. . . .             495          14,152             574                -           15,221
                                           ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . .            (507)        189,467          20,079                -          209,039
                                           ---------------  --------------  --------------  ---------------  ---------------

Operating income. . . . . . . . . . . . .             542          36,282           5,599                -           42,423
Gain on sale of assets. . . . . . . . . .               -               -               -                -                -
Interest expense, net . . . . . . . . . .           1,196         (19,851)         (2,337)               -          (20,992)
Minority interest . . . . . . . . . . . .               -               -               -           (1,404)          (1,404)
Equity in income (loss) of
     unconsolidated joint venture . . . .          18,292          14,100               -          (32,392)               -
                                           ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes . . . .          20,030          30,531           3,262          (33,796)          20,027
Income tax provision. . . . . . . . . . .           9,458               -               -                -            9,458
                                           ---------------  --------------  --------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . .  $       10,572   $      30,531   $       3,262   $      (33,796)  $       10,569
                                           ===============  ==============  ==============  ===============  ===============

Statement of Cash Flows
-----------------------------------------
Net cash provided by (used in)
     operating activities . . . . . . . .  $       11,890   $      42,407   $       8,003   $      (23,625)  $       38,675
Net cash provided by (used in)
     investing activities . . . . . . . .         (56,286)        (25,050)         (4,678)          23,625          (62,389)

Net cash used in financing activities . .          (3,093)         (1,570)           (202)               -           (4,865)
                                           ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . .         (47,489)         15,787           3,123                -          (28,579)
Cash and cash equivalents at
     beginning of the period. . . . . . .          78,945          82,514           6,513                -          167,972
                                           ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the period. . . . . . . . . .  $       31,456   $      98,301   $       9,636   $            -   $      139,393
                                           ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                   (b)
                                              Isle of Capri        (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor          Owned            Non-            and         Isle of Capri
                                                (Parent         Guarantor       Guarantor       Eliminating    Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries      Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  --------------
As of April 30, 2000
Balance Sheet
-------------------------------------------
Current assets. . . . . . . . . . . . . . .  $      130,939   $      99,785   $       7,609   $            -   $      238,333
Intercompany receivables. . . . . . . . . .         584,189         238,811               4         (823,004)               -
Investments in subsidiaries . . . . . . . .         371,070               -               -         (369,156)           1,914
Property and equipment, net . . . . . . . .           5,229         595,306          98,711                -          699,246
Other assets. . . . . . . . . . . . . . . .          46,724         315,729           3,568                -          366,021
                                             ---------------  --------------  --------------  ---------------  ---------------
Total assets. . . . . . . . . . . . . . . .  $    1,138,151   $   1,249,631   $     109,892   $   (1,192,160)  $    1,305,514
                                             ===============  ==============  ==============  ===============  ===============

Current liabilities . . . . . . . . . . . .  $       44,474   $     103,698   $      13,769   $            -   $      161,941
Intercompany payable. . . . . . . . . . . .          23,904         794,475           4,731         (823,015)              95
Long-term debt, less current maturities . .         854,973          15,528          75,000                -          945,501
Deferred income taxes . . . . . . . . . . .         (14,801)         40,564               -                -           25,763
Other accrued liabilities . . . . . . . . .               -           8,851               -                -            8,851
Minority interest . . . . . . . . . . . . .               -               -               -            7,843            7,843
Stockholders' equity. . . . . . . . . . . .         229,601         286,515          16,392         (376,988)         155,520
                                             ---------------  --------------  --------------  ---------------  ---------------
Total liabilities and stockholders' equity.  $    1,138,151   $   1,249,631   $     109,892   $   (1,192,160)  $    1,305,514
                                             ===============  ==============  ==============  ===============  ===============

For the three months ended July 25, 1999
(Unaudited)
Statement of Operations
-------------------------------------------
Revenue:
     Casino . . . . . . . . . . . . . . . .  $            -   $     109,300   $      19,034   $            -   $      128,334
     Rooms, food, beverage and other. . . .              69          12,609           1,195                -           13,873
                                             ---------------  --------------  --------------  ---------------  ---------------
Total revenue . . . . . . . . . . . . . . .              69         121,909          20,229                -          142,207

Operating expenses:
     Casino . . . . . . . . . . . . . . . .               -          20,169           2,787                -           22,956
     Gaming taxes . . . . . . . . . . . . .               -          22,085           3,811                -           25,896
     Rooms, food, beverage and other. . . .           1,452          52,691           9,367                -           63,510
     Depreciation and amortization. . . . .             230           8,118             508                -            8,856
                                             ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . .           1,682         103,063          16,473                -          121,218
                                             ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss) . . . . . . . . . .          (1,613)         18,846           3,756                -           20,989
Gain on disposal. . . . . . . . . . . . . .           3,106               -               -                -            3,106
Interest expense, net . . . . . . . . . . .            (211)         (8,576)         (2,615)               -          (11,402)
Minority interest                                         -               -               -             (490)            (490)
Equity in income (loss) of
     unconsolidated joint venture . . . . .          10,974           7,932               -          (18,854)              52
                                             ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes . . . . .          12,256          18,202           1,141          (19,344)          12,255
Income tax provision. . . . . . . . . . . .           5,727               -               -                -            5,727
                                             ---------------  --------------  --------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . . .  $        6,529   $      18,202   $       1,141   $      (19,344)  $        6,528
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                   (b)
                                              Isle of Capri        (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor          Owned            Non-            and         Isle of Capri
                                                (Parent         Guarantor       Guarantor       Eliminating    Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries      Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  --------------
For the three months ended July 25, 1999
(Unaudited)
Statement of Cash Flows
-----------------------------------------
Net cash provided by (used in)
     operating activities . . . . . . . .  $       10,516   $      21,829   $       5,280   $      (10,874)  $       26,751
Net cash provided by (used in)
     investing activities . . . . . . . .          (6,902)        (16,035)           (467)          10,874          (12,530)
Net cash used in
     financing activities . . . . . . . .            (812)           (672)           (181)               -           (1,665)
                                           ---------------  --------------  --------------  ---------------  ---------------
Net increase in cash and
     cash equivalents . . . . . . . . . .           2,802           5,122           4,632                -           12,556
Cash and cash equivalents at
     beginning of the period. . . . . . .          35,826          38,374          10,917                -           85,117
                                           ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the period. . . . . . . . . .  $       38,628   $      43,496   $      15,549   $            -   $       97,673
                                           ===============  ==============  ==============  ===============  ===============


(a) Certain of the Company's wholly-owned subsidiaries were guarantors on the 8 3/4 % Senior Subordinated Notes, including the following: Isle-Biloxi, Isle-Vicksburg, Isle-Tunica, Isle-Bossier City, Isle-Lake Charles and PPI, Inc. Isle-Natchez, Isle-Lula, Isle-Bettendorf, Isle-Marquette became guarantors as of March 2, 2000, the date of the acquisition. Isle-Boonville, became a guarantor as of May 3, 2000, the date of the acquisition. Isle-Kansas City became a guarantor as of June 6, 2000, the date of the acquisition.

(b) The following non-wholly-owned subsidiaries were not guarantors on the 8 3/4 % Senior Subordinated Notes: Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes, the other financial information in this report.

     The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to obtain approvals for a new project in the St. Louis metropolitan area, development of a casino as the Isle-Boonville in Boonville, Missouri, and development of hotels at the Isle-Lake Charles and the Isle-Tunica, and the expansion of non-gaming amenities at all facilities, including the conversion of the recently acquired Lady Luck Gaming facilities, the Kansas City Flamingo Hilton Casino, and the President - Davenport, Iowa into Isle of Capri Casinos are forward looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials or labor, and unforeseen delays resulting from a failure to obtain necessary approvals.

GENERAL

     Isle of Capri's results of operations for the three fiscal months ended July 30, 2000 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Black Hawk, the Isle-Tunica, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, and the Isle-Marquette. Results also include the Isle-Kansas City subsequent to its purchase on June 6, 2000.

     Isle of Capri's results of operations for the three fiscal months ended July 25, 1999 reflect the consolidated operations of all of Isle of Capri's subsidiaries owned at that time, including the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg and the Isle-Black Hawk. The Kansas City Flamingo Hilton Casino property was purchased on June 6, 2000, the Lady Luck properties, Natchez, Lula, Bettendorf, and Marquette, were purchased along with other related assets on March 2, 2000, and Isle of Capri-Tunica commenced operations on July 26, 1999 and are not included in the consolidated results for the three fiscal months ended July 25, 1999.

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

RESULTS OF OPERATIONS

Three Fiscal Months Ended July 30, 2000 Compared to Three Fiscal Months Ended July 25, 1999.

     Total revenue for the quarter ended July 30, 2000 was $251.5 million, which included $230.3 million of casino revenue, $4.8 million of rooms revenue, $4.9 million of pari-mutuel commissions and $11.4 million of food, beverage and other revenue. This compares to total revenue for the prior year quarter ended July 25, 1999 of $142.2 million, which included $128.3 million of casino revenue, $2.6 million of rooms revenue, $4.7 million of pari-mutuel commissions and $6.5 million of food, beverage and other revenue. Casino revenue increased $102.0 million or 79.5% primarily as a result of a full quarter of operations of the former Lady Luck properties (which were acquired on March 2, 2000), the inclusion of approximately two months of operating results from the acquisition of Kansas City Flamingo Hilton, the improved results from Isle-Bossier City due to the hotel opening in June of 1999, a full quarter of operations for Isle-Tunica (which opened July 26, 1999) and the improvements at Isle-Black Hawk and Isle-Lake Charles. Room revenue increased $2.2 million or 83.7% due to a full quarter of operations of the former Lady Luck properties (which were acquired on March 2, 2000) and the Isle-Bossier City's hotel opening in June of 1999. Food, beverage and other revenue increased by $4.9 million or 74.7% as a result of a full quarter of operations of the former Lady Luck properties (which were acquired on March 2, 2000), the inclusion of approximately two months of operating results from the acquisition of Isle-Kansas City, the Isle-Bossier City's hotel opening in June of 1999 and a full quarter of operations for Isle-Tunica (which opened July 26, 1999). Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended July 30, 2000 totaled $44.3 million, or 19.3% of casino revenue, versus $23.0 million, or 18.0% of casino revenue, for the quarter ended July 25, 1999. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue at the original five Isle of Capri properties.

     Operating expenses for the quarter ended July 30, 2000 also included room expenses of $2.3 million or 47.1% of room revenue from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Lula, Isle-Bettendorf and Isle-Marquette as compared to $1.1 million or 42.1% of room revenue for the quarter ended July 25, 1999 from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, and the Isle-Vicksburg. Room expenses increased primarily as a result of the expansion of the number of hotels owned by the Isle. The increase in rooms expense as a percentage of rooms revenue is due to costs associated with opening the new 237-room hotel at Isle-Black Hawk hotel, as well as the acquisition of hotels with higher expense margins. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     State and local gaming taxes paid in Louisiana, Mississippi, Colorado, Iowa and Missouri totaled $45.3 million for the quarter ended July 30, 2000, compared to $25.9 million for the quarter ended July 25, 1999, which is consistent with each state's gaming tax rate for the applicable fiscal quarters.

     Food, beverage and other expenses totaled $7.1 million for the quarter ended July 30, 2000, compared to $4.1 million for the quarter ended July 25, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of the original Isle facilities. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues decreased from 62.4% for the quarter ending July 25, 1999 to 62.1% for the quarter ended July 30, 2000.

     Marine and facilities expenses totaled $14.5 million for the quarter ended July 30, 2000, versus $9.0 million for the quarter ended July 25, 1999. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and the maturity of Isle of Capri's vessels and facilities.

     Marketing and administrative expenses totaled $76.7 million, or 30.5% of total revenue, for the quarter ended July 30, 2000, versus $42.3 million, or 29.7% of total revenue, for the quarter ended July 25, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of Isle facilities.

     Pre-opening expenses of $3.4 million for the quarter ended July 25, 1999 represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the Isle-Tunica, which opened on July 26, 1999.

     Isle of Capri's results of operations for the quarter ended July 25, 1999 included a gain on disposal of $3.1 million related to the sale of an option to purchase 135 acres of land adjacent to the Pompano Park, Inc. facility.

     Depreciation and amortization expense was $15.2 million for the quarter ended July 30, 2000 and $8.9 million for the quarter ended July 25, 1999. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service or acquired.

     Interest expense was $23.4 million for the quarter ended July 30, 2000, net of capitalized interest of $1.3 million versus $12.1 million for the quarter ended July 25, 1999, net of capitalized interest of $0.9 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $2.4 million, net of capitalized interest of $0.7 million related to Isle-Black Hawk is included in the quarter ended July 30, 2000. This compares to interest expense of $2.7 million, net of capitalized interest of $0.2 million, for the quarter ended July 25, 1999.

     Isle of Capri's effective tax rate was 47.2% prior to extraordinary items for the quarter ended July 30, 2000 and 46.7% for the quarter ended July 25, 1999, and includes the effects of non-deductible goodwill amortization for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     At July 30, 2000, Isle of Capri had cash and cash equivalents of $139.4 million and short term investments of $33.2 million, compared to $168.0 million in cash and cash equivalents and $39.0 million in short-term investments at April 30, 2000. The decrease in cash is primarily the net result of cash inflow from operations and cash outflow for the acquisitions of Isle-Kansas City and Isle-Boonville, the building of hotels at Isle-Black Hawk, Isle-Lake Charles and Isle-Tunica and the conversion of the former Lady Luck properties into Isle Style properties. During the quarter ended July 30, 2000, Isle of Capri's operating activities provided $38.9 million of cash, compared to $26.8 million of cash provided by operating activities in the quarter ended July 25, 1999.

     On May 3, 2000, Isle of Capri acquired IOC-Boonville, which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri intends to develop a casino project in Boonville with a total expected investment of approximately $75.0 million which includes the total purchase price paid of $11.5 million. Isle of Capri has begun construction on this project and intends to fund this development through its Amended and Restated Senior Credit Facility. The Company expects to complete the project in the fall of 2001.

     Additionally, on June 6, 2000, Isle of Capri acquired certain assets of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri from Flamingo Hilton Riverboat, L.P., a subsidiary of Hilton Hotels Corporation for $33.5 million cash less certain assumed liabilities. Isle of Capri anticipates investing up to an additional $15.0 million in this project, primarily to re-theme the casino into an Isle of Capri Casino. Isle of Capri funded the acquisition and intends to fund the re-theming through its Amended and Restated Senior Credit Facility.

     Isle of Capri anticipates that a significant portion of its principal near-term capital requirements will relate to the expansion of the Isle-Tunica and the Isle-Lake Charles. Isle of Capri plans to invest approximately $44.5 million to construct an on-site hotel at the Isle-Tunica with approximately 227 rooms and two live entertainment theaters with combined seating for approximately 1,800 people. The hotel and theaters are scheduled to be completed in November 2000. Isle of Capri is also constructing an on-site 250-room deluxe hotel at the Isle-Lake Charles, with an estimated cost of approximately $33.0 million and a completion date in the fall of 2000. Additionally, in August 2000 the Isle-Black Hawk completed construction of a hotel containing approximately 237 rooms at the Isle-Black Hawk for approximately $29.0 million. Isle of Capri assisted Isle of Capri Black Hawk, LLC by financing the development of its hotel with loans of $5.75 million.

     The Missouri Gaming Commission has selected the Isle of Capri's Jefferson County, Missouri project for development. This project will primarily serve the South St. Louis metropolitan area. Isle expects to begin construction in 2001 and to complete the project eighteen to twenty-four months thereafter. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to annex the Isle of Capri's site in order to prevent development of the project. Isle of Capri intends to vigorously oppose these efforts; however, development of the project could be delayed.

     Isle of Capri expects to complete the acquisition of the Las Vegas casino and hotel in September 2000 subject to the satisfaction of certain closing conditions. The acquisition price for the Las Vegas facility is $14.5 million.

     A joint venture in which Isle of Capri owns 45% has applied to the Louisiana Gaming Commission for the issuance of a gaming license in Morgan City, Louisiana. A decision is expected from the Louisiana Gaming Commission during the first quarter of 2001.

     On July 18, 2000, the Company signed an agreement to purchase the assets comprising the President casino and hotel in Davenport, Iowa from a subsidiary of President Casinos, Inc., for $58.2 million. The closing of the transaction is subject to a number of conditions including the receipt of necessary approvals including regulatory approval and approval of the City of Davenport and the Riverfront Development Authority, the non-profit organization which holds the gaming license for the Davenport facility.

     All of Isle of Capri's development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

     In addition to the estimated $35.0 million investment to convert the Lady Luck casinos into Isle of Capri casinos, Isle of Capri anticipates that capital improvements approximating $6.0 million will be made during fiscal 2001 to maintain its existing facilities and remain competitive in its markets. Isle of Capri expects that available cash and cash from future operations, as well as borrowings under its Senior Credit Facility, will be sufficient to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle of Capri will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow Isle of Capri to remain competitive in its existing markets. In addition, the indenture restricts, among other things, Isle of Capri's ability to borrow money, create liens, make restricted payments and sell assets.

     Isle of Capri's Amended and Restated Senior Credit Facility, among other things, restricts Isle of Capri's ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, the Amended and Restated Senior Credit Facility requires Isle of Capri to meet certain financial ratios and tests, including: a minimum consolidated net worth test, a maximum consolidated total leverage test, a maximum consolidated senior leverage test, and a minimum consolidated fixed charge coverage test.

     Isle of Capri must repay all amounts borrowed under its Amended and Restated Senior Credit Facility by March 2007. Isle of Capri is required to make quarterly principal payments on the $475.0 million term loan portion of its Amended and Restated Senior Credit Facility which began in March 2000. Such payments are initially $3.4 million per quarter and will increase by $1.25 million per quarter in July of each year that the term loan is outstanding. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its Amended and Restated Senior Credit Facility and interest payments of $17.1 million semi-annually on its Senior Subordinated Notes.

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and judgment was rendered in our favor on September 16, 1999 by the lower court. The case has been reversed on appeal and remanded to the lower court for further proceedings. We intend to vigorously defend this suit.

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

     Lady Luck and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $5.8 million as of July 30, 2000 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest. The case is still in its preliminary stage and its outcome cannot be predicted with any degree of certainty. However, we intend to vigorously defend the claims asserted in this action.

     Isle of Capri is currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property owned by the company located in Lula, Mississippi. The claimant is seeking payments based upon gross revenue from our Lula, Mississippi facility. We dispute this claim and believe that our responsibility is limited to payments which are fixed in amount. We intend to vigorously defend the claim asserted in this proceeding.

     We are engaged in various other litigation matters and have a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, we believe that they will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM  2.       CHANGES IN SECURITIES.

     None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM  5.       OTHER INFORMATION.

     None.

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Documents Filed as Part of this Report.
          ---------------------------------------

1.        Exhibits.
          ---------
          A list of the exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately precede such exhibits, which is incorporated herein by reference.

2.        Reports on Form 8-K.
          --------------------
          During the quarter ended July 30, 2000, the Company filed the following reports on Form 8-K:

          Current Report on Form 8-K filed on June 15, 2000, regarding Item 5 which announced the Company's earnings for the fourth quarter and fiscal year ended April 30, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  September 13,  2000         /s/  Rexford  A.  Yeisley
                                    --------------------------
                                    Rexford A. Yeisley, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     EXHIBIT
------     -------

27         Financial  Data  Schedule.