Form 10-Q
period 2000-10-29
ISLE OF CAPRI CASINOS INC
filed 2000-12-12
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 29, 2000

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

As of December 4, 2000, the Company had a total of 30,548,201 shares of Common Stock outstanding.

                         ISLE OF CAPRI CASINOS, INC.
                         FORM 10-Q
                         INDEX



                                                                               PAGE
                                                                               ----


PART I.    FINANCIAL INFORMATION
------

  ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS, OCTOBER 29, 2000 (UNAUDITED)
                  AND APRIL 30, 2000. . . . . . . . . . . . . . . . . . . . .     1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                  MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 24, 1999 (UNAUDITED)  2

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
                  SIX MONTHS ENDED OCTOBER 29, 2000 (UNAUDITED). . . . . . . .    3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                  ENDED OCTOBER 29, 2000 AND OCTOBER 24, 1999 (UNAUDITED) . .     4

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. . . .     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .    20

PART II.  OTHER INFORMATION
--------

  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .    26

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . .    27

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . .    27

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .    27

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .    27

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .    28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

EXHIBIT LIST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30




                        ISLE OF CAPRI CASINOS, INC.
                        CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  ASSETS                                               October 29,    April 30,
                                  -------
                                                                                           2000         2000
                                                                                      -------------  ----------
                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    112,243   $  167,972
     Short term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       39,044
     Accounts receivable:
            Related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          307
            Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,114        6,343
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,173       15,167
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .        18,108        9,500
                                                                                      -------------  ----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .       153,638      238,333
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . .       874,177      699,246
Other assets:
     Investment in and advances to joint ventures. . . . . . . . . . . . . . . . . .         1,929        1,914
     Property held for development or sale . . . . . . . . . . . . . . . . . . . . .         3,782        3,782
     Licenses and other intangible assets, net of accumulated amortization of
          $13,525 and $11,896, respectively. . . . . . . . . . . . . . . . . . . . .        64,473       91,100
     Goodwill, net of accumulated amortization of
          $15,576 and $11,721, respectively. . . . . . . . . . . . . . . . . . . . .       265,743      228,530
     Berthing, concession, and leasehold rights, net of accumulated amortization of
          $2,619 and $2,462, respectively. . . . . . . . . . . . . . . . . . . . . .         3,649        3,806
     Deferred financing costs, net of accumulated amortization of $6,310 and
          $4,145, respectively.. . . . . . . . . . . . . . . . . . . . . . . . . . .        23,552       25,466
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,407        5,556
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,977        7,781
                                                                                      -------------  ----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,400,327   $1,305,514
                                                                                      =============  ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        -------------------------------------

Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .  $     16,731   $   17,400
     Accounts payable:
           Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,857       24,407
           Related party.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           95
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,830       10,010
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . .        41,574       39,338
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . .        19,804       16,096
           Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,950       10,661
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . .        12,614        9,033
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        46,569       34,996
                                                                                      -------------  ----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . .       183,929      162,036
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . .       998,115      945,501
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,970       25,763
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,309        8,851
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,801        7,843
Stockholders' equity:
     Preferred stock, $.01 par value; 2,050 shares authorized; none issued.. . . . .             -            -
     Common stock, $.01 par value; 45,000 shares authorized; shares issued and
          outstanding: 30,527 at October 29, 2000 and 30,369 at April 30, 2000.. . .           305          304
     Class B common stock, $.01 par value; 3,000 shares authorized; none
          issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -            -
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .       129,118      125,572
          Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,069)           -
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49,849       29,644
                                                                                      -------------  ----------
               Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .       177,203      155,520
                                                                                      -------------  ----------
               Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $  1,400,327   $1,305,514
                                                                                      =============  ==========


                 See notes to consolidated financial statements




                            ISLE OF CAPRI CASINOS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended                    Six Months Ended
                                                                 -------------------                   ------------------
                                                               October 29,          October 24,    October 29,    October 24,
                                                                  2000                1999           2000           1999
                                                       --------------------  ------------------  -------------  -------------
Revenue:
     Casino . . . . . . . . . . . . . . . . . . . . .  $           231,043   $         141,479   $    461,378   $    269,813
     Rooms. . . . . . . . . . . . . . . . . . . . . .                6,226               2,838         11,016          5,445
     Pari-mutuel commissions and fees . . . . . . . .                3,148               3,616          8,069          8,349
     Food, beverage and other . . . . . . . . . . . .               11,101               7,062         22,517         13,595
                                                       --------------------  ------------------  -------------  -------------
          Total revenue . . . . . . . . . . . . . . .              251,518             154,995        502,980        297,202
Operating Expenses:
     Casino . . . . . . . . . . . . . . . . . . . . .               44,806              27,248         89,155         50,204
     Gaming taxes . . . . . . . . . . . . . . . . . .               46,298              27,852         91,611         53,748
     Rooms. . . . . . . . . . . . . . . . . . . . . .                2,835               1,331          5,087          2,448
     Pari-mutuel. . . . . . . . . . . . . . . . . . .                2,413               2,839          6,014          6,466
     Food, beverage and other.. . . . . . . . . . . .                7,558               4,231         14,648          8,309
     Marine and facilities. . . . . . . . . . . . . .               14,668               9,582         29,162         18,545
     Marketing and administrative.. . . . . . . . . .               75,307              49,073        152,026         91,378
     Preopening expenses. . . . . . . . . . . . . . .                    -                   -              -          3,420
     Depreciation and amortization. . . . . . . . . .               15,897               9,069         31,118         17,925
                                                       --------------------  ------------------  -------------  -------------
          Total operating expenses. . . . . . . . . .              209,782             131,225        418,821        252,443
                                                       --------------------  ------------------  -------------  -------------
Operating income. . . . . . . . . . . . . . . . . . .               41,736              23,770         84,159         44,759
     Interest expense . . . . . . . . . . . . . . . .              (23,890)            (13,455)       (47,322)       (25,565)
     Interest income. . . . . . . . . . . . . . . . .                  758                 835          3,198          1,543
     Gain on disposal . . . . . . . . . . . . . . . .                  271                   -            271          3,106
     Minority interest. . . . . . . . . . . . . . . .               (1,555)               (701)        (2,959)        (1,191)
     Equity in (loss) income of
          unconsolidated joint ventures.. . . . . . .                 (109)                585           (109)           637
                                                       --------------------  ------------------  -------------  -------------
Income before income taxes. . . . . . . . . . . . . .               17,211              11,034         37,238         23,289
     Income tax provision . . . . . . . . . . . . . .                7,575               4,402         17,033         10,129
                                                       --------------------  ------------------  -------------  -------------
Net income. . . . . . . . . . . . . . . . . . . . . .  $             9,636   $           6,632   $     20,205   $     13,160
                                                       ====================  ==================  =============  =============

     Net income per common share - basic. . . . . . .  $              0.32   $            0.28   $       0.66   $       0.56
     Net income per common share - assuming dilution.  $              0.30   $            0.26   $       0.62   $       0.53

     Weighted average basic shares. . . . . . . . . .               30,489              23,664         30,455         23,643
     Weighted average diluted shares. . . . . . . . .               32,358              25,109         32,341         24,946


                            See  notes  to  consolidated  financial  statements




                            ISLE OF CAPRI CASINOS, INC.
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      (UNAUDITED)
                                   (IN THOUSANDS)

                                                 Shares of  Additional   Total
                                                 Common     Common       Paid-in   Unearned        Retained   Stockholders'
                                                 Stock      Stock        Capital   Compensation    Earnings   Equity
                                                 ---------  -----------  --------  --------------  ---------  --------------

Balance, April 30, 2000 . . . . . . . . . . . .     30,369  $       304  $125,572  $           -   $  29,644  $      155,520
     Exercise of stock options and warrants . .        158            1       846              -           -             847
     Grant of nonvested stock . . . . . . . . .          -            -     2,700         (2,700)          -               -
     Amortization of unearned compensation. . .          -            -         -            631           -             631
     Net income . . . . . . . . . . . . . . . .          -            -         -              -      20,205          20,205
                                                 ---------  -----------  --------  --------------  ---------  --------------
Balance, October 29, 2000 . . . . . . . . . . .     30,527  $       305  $129,118  $      (2,069)  $  49,849  $      177,203
                                                 =========  ===========  ========  ==============  =========  ==============


                 See notes to consolidated financial statements




                          ISLE OF CAPRI CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                          Six Months Ended
                                                                          ----------------
                                                                        October 29,    October 24,

                                                                            2000           1999
                                                                 ------------------  -------------
OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $          20,205   $     13,160
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . .             31,118         17,925
     Deferred income taxes. . . . . . . . . . . . . . . . . . .                  -          4,984
     Amortization of deferred financing costs . . . . . . . . .              2,165          1,021
     Amortization of unearned compensation. . . . . . . . . . .                631              -
    ( Gain) loss  on disposal of assets.. . . . . . . . . . . .               (271)        (3,104)
     Equity in loss (income) of unconsolidated joint ventures..                109            637
     Minority interest. . . . . . . . . . . . . . . . . . . . .              2,959          1,190
     Changes in current assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . .               (419)         1,247
          Income tax receivable . . . . . . . . . . . . . . . .                  -          6,709
          Prepaid expenses and other assets.. . . . . . . . . .             (5,632)        (1,410)
          Accounts payable and accrued liabilities. . . . . . .             (6,163)         1,529
                                                                 ------------------  -------------
Net cash provided by operating activities.. . . . . . . . . . .             44,702         43,888

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . . . .            (84,269)       (40,547)
Net cash paid for acquisitions. . . . . . . . . . . . . . . . .           (111,957)             -
Sale of short-term investments. . . . . . . . . . . . . . . . .             39,044              -
Proceeds from disposals of property and equipment.. . . . . . .                271          4,550
Investments in and advances to joint ventures . . . . . . . . .               (124)        (1,392)
Restricted cash.. . . . . . . . . . . . . . . . . . . . . . . .               (851)         1,640
Deposits and other. . . . . . . . . . . . . . . . . . . . . . .              4,913           (220)
                                                                 ------------------  -------------
Net cash used in investing activities.. . . . . . . . . . . . .           (152,973)       (35,969)

FINANCING ACTIVITIES:
Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . .             62,000              -
Principal payments on debt and cash paid to retire debt . . . .            (10,054)        (4,742)
Deferred financing costs. . . . . . . . . . . . . . . . . . . .               (251)             -
Proceeds from exercise of stock options and warrants. . . . . .                847            547
                                                                 ------------------  -------------
Net cash provided by (used in) financing activities . . . . . .             52,542         (4,195)

Net (decrease) increase in cash and cash equivalents. . . . . .            (55,729)         3,724
Cash and cash equivalents at beginning of period. . . . . . . .            167,972         85,117
                                                                 ------------------  -------------
Cash and cash equivalents at end of period. . . . . . . . . . .  $         112,243   $     88,841
                                                                 ==================  =============





                 See notes to consolidated financial statements




                            ISLE OF CAPRI CASINOS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                      (UNAUDITED)
                                    (IN THOUSANDS)

                                                                       Six Months Ended
                                                                       ----------------
                                                                    October 29,    October 24,
                                                                        2000           1999
                                                             ------------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments (receipts) for:
     Interest . . . . . . . . . . . . . . . . . . . . . . .  $          48,632   $     24,537
     Income taxes - net of refunds. . . . . . . . . . . . .             15,191         (2,967)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Notes Payable and debt issued for:
     Property and equipment.. . . . . . . . . . . . . . . .                  -          1,008
Capital contributions:
     Property and equipment.. . . . . . . . . . . . . . . .             22,694              -
Other:
     Construction costs funded through accrued liabilities.              4,322              -
Acquisitions of businesses:
     Fair value of assets acquired. . . . . . . . . . . . .            146,156              -
     Less fair value of liabilities assumed . . . . . . . .            (34,199)             -
                                                             ------------------  -------------
     Net cash payment . . . . . . . . . . . . . . . . . . .            111,957              -
                                                             ==================  =============


                 See notes to consolidated financial statements

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation

     Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri"), was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations in Biloxi, Vicksburg, Tunica, Natchez and Lula, Mississippi, in Bossier City and Lake Charles, Louisiana, in Bettendorf, Marquette and Davenport, Iowa, in Kansas City, Missouri, in Black Hawk, Colorado, and in Las Vegas, Nevada through its subsidiaries. The Company is also undertaking development projects in Boonville and St. Louis, Missouri.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2000.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Earnings  per  Common  Share

The following table sets forth the computation of basic and diluted earnings per share:





                                                                    Three Months Ended                Six Months Ended
                                                                    ------------------                ----------------
                                                                    October 29,        October 24,   October 29,   October 24,
                                                                        2000               1999          2000          1999
                                                          --------------------  -----------------  ------------  ------------
                                                                                            (Unaudited)
                                                                              In thousands, except per share data)
Numerator:
     Net income. . . . . . . . . . . . . . . . . . . . .  $              9,636  $           6,632  $     20,205  $     13,160
     Numerator for basic earnings per share - income
          available to common stockholders . . . . . . .  $              9,636  $           6,632  $     20,205  $     13,160
     Effect of diluted securities. . . . . . . . . . . .                     -                  -             -             -
                                                          --------------------  -----------------  ------------  ------------
     Numerator for diluted earnings per share-
          income available to common stockholders after
               assumed conversions . . . . . . . . . . .  $              9,636  $           6,632  $     20,205  $     13,160
                                                          ====================  =================  ============  ============

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares. . . . . . . . . . .                30,489             23,664        30,455        23,643
     Effect of dilutive securities
          Employee stock options,  warrants
             and nonvested restricted stock. . . . . . .                 1,869              1,445         1,886         1,303
                                                          --------------------  -----------------  ------------  ------------
     Dilutive potential common shares. . . . . . . . . .                 1,869              1,445         1,886         1,303
                                                          --------------------  -----------------  ------------  ------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions . . . . . . . . . . .                32,358             25,109        32,341        24,946
                                                          ====================  =================  ============  ============

     BASIC EARNINGS PER SHARE. . . . . . . . . . . . . .  $               0.32  $            0.28  $       0.66  $       0.56
                                                          ====================  =================  ============  ============

     DILUTED EARNINGS PER SHARE. . . . . . . . . . . . .  $               0.30  $            0.26  $       0.62  $       0.53
                                                          ====================  =================  ============  ============




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

    Goodwill

     Goodwill reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of SCGC, GPRI, LRGP, Lady Luck and subsidiaries, BRDC, Inc., IOC Boonville, Inc. f/k/a Davis Gaming Boonville, Inc. ("Isle-Boonville") , IOC-Kansas City Inc. f/k/a Kansas City Flamingo Hilton ("Isle-Kansas City"), Gemini, Inc. ("Lady Luck Las Vegas") and IOC Davenport, Inc. f/k/a/ The President - Davenport ("Isle - Davenport"). Goodwill is being amortized over a twenty-five-year period using the straight-line method.

    Restricted  cash

     Restricted cash consists primarily of a certificate of deposit in the amount of $1.5 million for the Greek Lawsuit (see note 9 ), gaming deposits totaling $1.2 million, deposit of $1.1 million held in trust to secure the letter of credit for Isle-Black Hawk (see note 8 ), construction escrow related to our Boonville, MO development of $1.0 million, and various other deposits totaling $1.6 million.

4.  SHORT-TERM  INVESTMENTS

     Short-term investments consist primarily of short-term commercial paper and certificates of deposits. The carrying amount of short-term investments approximates fair value because of the short maturity of these instruments.

5.  ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.

     On April 25, 1997, a wholly-owned subsidiary of the Company, Casino America of Colorado, Inc. formed Isle of Capri Black Hawk L.L.C. ("Isle-Black Hawk"), a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. Isle-Black Hawk owns a casino in Black Hawk, Colorado, which opened on December 30, 1998. In August 2000, Isle-Black Hawk completed the construction of a hotel containing 237 rooms at the site of the Isle-Black Hawk. The Company has a 57% ownership interest in Isle-Black Hawk. Isle of Capri loaned Isle-Black Hawk a total of $5.75 million which was used to develop the hotel. The $5.75 million is two separate notes. The first loan, $5.0 million, is due and payable on demand (see note 12). The second loan, $0.75 million, is due and payable upon the redemption of the First Mortgage Notes.

6.  CAPRI  CRUISES,  L.L.C.

     On April 20, 1998, the Company signed an agreement with Commodore Holdings Limited, parent company of Commodore Cruise Line, to create a joint venture named Capri Cruises to operate cruise ships in strategic markets. Cruise operations began in early June 1998. As of October 29, 2000, the Company had invested $3.0 million into this 50/50 unconsolidated joint venture, which is operating one cruise ship from the Port of New Orleans.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  MERGERS  AND  ACQUISITIONS

    Isle  of  Capri  -  Tunica

     In March 1999, a subsidiary of the Company acquired the original Harrah's casino facility located in Tunica County, Mississippi for $9.5 million. The Company invested an additional $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. The Company opened the Isle-Tunica on July 26, 1999 with approximately 875 slot machines, 15 table games and its two trademark restaurants. The Company invested approximately an additional $44.0 million to construct an on-site hotel with 227 rooms and two live entertainment theaters with combined seating for 1,800 people. Construction of the hotel and theaters was completed in November 2000.

    Lady  Luck  Gaming  Corporation/Gemini,  Inc.

     On March 2, 2000, the Company acquired Lady Luck in a merger transaction pursuant to which Lady Luck became a wholly-owned subsidiary of the Company. Lady Luck's common stockholders received cash in the amount of $12.00 per share for an aggregate share consideration of approximately $59 million. Lady Luck operated dockside riverboat casinos and hotels in Lula and Natchez, Mississippi; owned a 50% interest in the Lady Luck Casino and Hotel in Bettendorf, Iowa; and on October 29, 1999, acquired the Miss Marquette Casino in Marquette, Iowa for $41.7 million. In November 1999, the Company made a secured loan of approximately $21.0 million to Lady Luck in order to assist Lady Luck in consummating its acquisition of the Miss Marquette. On March 2, 2000, the Company also completed the acquisition of certain intellectual property from entities owned by Lady Luck's former chairman for $31.0 million contemporaneously with the merger. The Company completed the acquisition of the Lady Luck Casino and Hotel in Las Vegas on September 12, 2000. The acquisition price for the Las Vegas facility was $14.5 million.

    BRDC,  Inc.

     On March 2, 2000, a subsidiary of the Company merged with BRDC which owned a 50% interest in Lady Luck's Bettendorf, Iowa facility that was not owned by Lady Luck and related real estate in exchange for 6.3 million shares of the Company's common stock, subject to a post-closing adjustment totaling $153,000. BRDC was owned by members of the family of Bernard Goldstein, the Company's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors.

     Davis  Gaming  Boonville,  Inc.

     On May 3, 2000, the Company acquired Isle-Boonville, which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri intends to develop a casino project in Boonville with a total expected investment of approximately $75.0 million, which includes a purchase price of $11.5 million. Isle of Capri began construction on this project and is funding this development through its Amended and Restated Senior Credit Facility. The Company expects to complete the project in the fall of 2001.

     Flamingo  Hilton  Riverboat  Casino,  L.P.

     On June 6, 2000, the Company acquired certain assets of Flamingo Hilton Riverboat Casino, L.P. in Kansas City, Missouri ("Isle-Kansas City") for $33.5 million cash less certain assumed liabilities. Isle of Capri anticipates investing up to an additional $15.0 million in this project, primarily to re-theme the casino into an Isle of Capri Casino. Isle of Capri funded the acquisition and is funding the re-theming through its Amended and Restated Senior Credit Facility.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  MERGERS  AND  ACQUISITIONS  (CONTINUED)

     President  Casinos  -  Davenport  (Rhythm  City-Davenport)

     On October 10, 2000, a subsidiary of Isle of Capri acquired certain assets of the President Casino and Hotel in Davenport, Iowa from a subsidiary of President Casinos, Inc. for $58.2 million. Isle of Capri anticipates investing up to an additional $23.0 million in this project primarily to re-theme the casino into a Rhythm City Casino, a new brand name for the Company. Isle of Capri funded the acquisition through its Amended and Restated Senior Credit Facility.

     Jefferson  County,  Missouri

     On July 26, 2000, the Missouri Gaming Commission selected the Company's Jefferson County, Missouri project for development. The project will primarily serve the South St. Louis metropolitan area. The project is expected to include a 35,000-square-foot casino, the Isle's standard signature restaurants, a 200-room hotel and an entertainment complex. The Company expects to begin construction in 2001 and to complete the project eighteen to twenty-four months thereafter. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to condemn and/or annex the Company's site in order to prevent development of the project. The Company intends to vigorously oppose these efforts; however, development of the project could be delayed.

     The statements of operations reflect results of operations of these acquisitions as of their respective acquisition dates.


8.  LONG-TERM  DEBT




                                                                                           October 29,  April 30,
                                                                                               2000        2000
                                                                                      ---------------  ----------
Long-term debt consists of the following:                                                     (In thousands)

8 3/4 % senior subordinated notes (described below). . . . . . . . . . . . . . . . .  $       390,000  $  390,000
Variable rate term loan (9.95% at October 29, 2000), due in quarterly installments,.          530,125     475,000
   beginning July, 2000 through March, 2007. . . . . . . . . . . . . . . . . . . . .
12 1/2 % note payable, due in monthly installments of $125,000, including. . . . . .
   interest, beginning October 1997 through October 2005.. . . . . . . . . . . . . .            5,421       5,818
8 % note payable, due in monthly installments of $66,667, including interest,
   through July 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,244       1,587
8 % note payable, due in monthly installments of $11,365, including interest,
   through December 2015 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -       1,213
11% note payable, issued by Isle of Capri Black Hawk L.L.C., due March 2001;
   non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . . . . . . . . .              359         768
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C., due
   August 2004; non-recourse to Isle of Capri Casinos, Inc . . . . . . . . . . . . .           75,000      75,000
Variable rate TIF Bonds due to City of Bettendorf, due in quarterly installments of various amounts, not including interest; Tax Incremental Financing Payable -
   Interest of approximately 6.7% payments made through incremental property
   taxes to the City until paid in full, maturity no later than 2011 . . . . . . . .            6,766       7,184
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,931       6,331
                                                                                      ---------------  ----------
                                                                                            1,014,846     962,901
Less: current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,731      17,400
                                                                                      ---------------  ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       998,115  $  945,501
                                                                                      ===============  ==========


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





                     Year                  Percentage
                    --------------------  -----------

                    2004.. . . . . . . .     104.375%
                    2005.. . . . . . . .     102.917%
                    2006.. . . . . . . .     101.458%
                    2007 and thereafter.     100.000%



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

     On March 2, 2000 Isle of Capri amended and restated its Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC, as well as to provide financing for the acquisitions of the Isle-Kansas City, Lady Luck Las Vegas, Isle-Davenport, and Isle-Boonville and the construction of a facility at that location. The previous $175.0 million Senior Credit Facility was expanded under the amended and restated agreement to a $600.0 million Senior Credit Facility, including a $125.0 million revolver, of which $62.0 million was drawn as of October 29, 2000. On March 2, 2000, $475.0 million in term loans were funded under the Company's Amended and Restated Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC. A portion of the initial $475.0 million funding was also used to repay outstanding amounts under the existing credit facility and to fund the redemption of Lady Luck indebtedness and preferred stock.

     The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., Isle-Black Hawk, and its subsidiary. Isle of Capri must repay all amounts borrowed under its Amended and Restated Senior Credit Facility by March 2007.
Isle of Capri is required to make quarterly principal payments on the $475.0 million term loan portion of its Senior Credit Facility which began in March 2000. Such payments are initially $3.4 million per quarter and will increase by $1.25 million per quarter in July of each year that the term loan is outstanding. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its Amended and Restated Senior Credit Facility and interest payments of $17.1 million semi-annually on its 8 3/4 % Senior Subordinated Notes.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  LONG-TERM  DEBT  (CONTINUED)

     On August 20, 1997, Isle-Black Hawk issued $75 million of 13% First Mortgage Notes due 2004 with Contingent Interest, which is non-recourse debt to the Company. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture governing the First Mortgage Notes). In February 2000, Isle-Black Hawk made its first contingent interest payment totaling $1.0 million as required by the Isle-Black Hawk's First Mortgage Notes. The amount of contingent interest expense recorded for the three and six months ended October 29, 2000 is $380,000 and $690,000, respectively. The amount of contingent interest expense recorded for the three and six months ended October 24, 1999 is $248,000 and $466,000, respectively.

     The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 1, 2001 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:






                  Year                  Percentage
                 --------------------  -----------

                 2001.. . . . . . . .     106.500%
                 2002.. . . . . . . .     103.200%
                 2003.. . . . . . . .     100.000%
                 2004 and thereafter.     100.000%


     On June 5, 2000, Isle-Black Hawk offered to purchase for cash up to $1,246,000 principal amount of their 13% First Mortgage Notes due 2004 at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the Payment Date in accordance with the terms of its indenture. No Notes were tendered for purchase. Isle-Black Hawk is required to make an offer based upon excess cash flow every year during the term of the bonds.

     Isle of Capri has $4.5 million available in bank lines of credit other than the Senior Credit Facility. As of October 29, 2000, Isle of Capri had no outstanding balances under these lines of credit.

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

     As part of a 1997 development agreement between the Isle-Bettendorf and the City of Bettendorf, the City issued $9.5 million in tax incremental financing bonds ("TIF Bonds"), $7.5 million of which was used by Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City's obligations, Isle - Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32 million until the TIF Bonds mature which will be no later than 2011. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined "TIF District" which includes Isle-Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, Isle-Bettendorf may not be required to fully repay the $7.5 million. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, Isle-Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

     Substantially all of Isle of Capri's assets are pledged as collateral for long-term debt under the Amended and Restated Senior Credit Facility. At October 29, 2000, Isle of Capri was in compliance with all debt covenants.

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

     In May 1998, the Company was named as a defendant in an action brought by several persons who had a contractual right to acquire property in Cripple Creek, Colorado which they sold to one of the Company's subsidiaries in 1995. The plaintiffs allege that the Company breached its purported agreement to construct a casino facility on the property by the end of 1995. In December 1998, the Company's motion to dismiss the complaint was granted by the United States District Court in Denver, Colorado and was affirmed in November 2000 by the Tenth Circuit Court of Appeals. The plaintiffs have now requested a panel hearing before the Tenth Circuit Court of Appeals. The Company intends to vigorously defend all claims and allegations in the action.

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and judgment was rendered in the Company's favor on September 16, 1999 by the lower court. The case has been reversed on appeal and remanded to the lower court for further
proceedings   The  Company  is  vigorously  defending  this  suit.

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

     Lady Luck and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the case has been briefed and a preliminary decision is expected early summer 2001. The outcome of the case cannot be predicted with any degree of certainty; however, the Company intends to continue vigorously defending the claims asserted in this action.

     The Company is currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property owned by the Company located in Lula, Mississippi. The claimant is seeking payments based upon gross revenue from the Company's Lula, Mississippi facility. The Company disputes this claim and believes that its responsibility is limited to payments which are fixed in amount. The case is still in its preliminary stage and its outcome cannot be predicted with any degree of certainty but the Company intends to continue vigorously defending the claim asserted in this proceeding.

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

10.     DEFERRED  BONUS  PLAN

     In the second quarter of 2001, the Company's stockholders approved the Deferred Bonus Plan. The Plan provides for the issuance of nonvested stock to eligible officers and employees who agree to receive a deferred bonus in the form of nonvested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years. The nonvested stock issued in connection with the plan totaled 380,681 shares as of October 29, 2000. In the second quarter 2001, the Company recorded an unearned compensation contra account in stockholders' equity equal to the fair value of the nonvested award and recorded compensation expense for the portion of unearned compensation that had been earned through October 29, 2000.

11.  PREOPENING  EXPENSES

     Preopening expenses of $3.4 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Tunica on July 26, 1999.

12.  SUBSEQUENT  EVENTS

          On November 28, 2000 Isle-Black Hawk repaid $5.0 million of the $5.75 million hotel loan.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million 8 3/4 % Senior Subordinated Notes due 2009. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of and for the three and six months ended October 29, 2000 and October 24, 1999 and balance sheet as of October 29, 2000 and April 30, 2000.



                           ISLE OF CAPRI CASINOS, INC.
       CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY
                              FINANCIAL INFORMATION
          AS OF OCTOBER 29, 2000 (UNAUDITED) AND APRIL 30, 2000 AND FOR
      THE THREE AND SIX MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 24, 1999
                                   (UNAUDITED)
                                  (IN THOUSANDS)





                                                                                   (b)
                                              Isle of Capri      (a)           Non-Wholly
                                              Casinos, Inc.    Wholly          Owned          Consolidating
                                              Guarantor        Owned           Non-           and              Isle of Capri
                                              (Parent          Guarantor       Guarantor      Eliminating      Casinos, Inc.
                                               Obligor)        Subsidiaries    Subsidiaries   Entries          Consolidated
                                             ---------------  --------------  -------------  ---------------  --------------
Balance Sheet
--------------
As of October 29, 2000 (Unaudited)

Current assets. . . . . . . . . . . . . . .  $       15,141   $      126,179  $      12,318  $            -   $      153,638
Intercompany receivables. . . . . . . . . .         625,587          321,968             11        (947,566)               -
Investments in subsidiaries . . . . . . . .         519,203               50              -        (517,324)           1,929
Property and equipment, net . . . . . . . .           1,787          767,667        104,723               -          874,177
Other assets. . . . . . . . . . . . . . . .          35,414          331,884          3,285               -          370,583
                                             ---------------  --------------  -------------  ---------------  --------------
Total assets. . . . . . . . . . . . . . . .  $    1,197,132   $    1,547,748  $     120,337  $   (1,464,890)  $    1,400,327
                                             ===============  ==============  =============  ===============  ==============

Current liabilities . . . . . . . . . . . .  $       44,235   $      124,763  $      14,931  $            -   $      183,929
Intercompany payable. . . . . . . . . . . .          23,892          916,542          7,132        (947,566)               -
Long-term debt, less current maturities . .         906,375           16,740         75,000               -          998,115
Deferred income taxes . . . . . . . . . . .         (14,801)          35,771              -               -           20,970
Other accrued liabilities . . . . . . . . .               -            9,309              -               -            9,309
Minority interest . . . . . . . . . . . . .               -                -              -          10,801           10,801
Stockholders' equity. . . . . . . . . . . .         237,431          444,623         23,274        (528,125)         177,203
                                             ---------------  --------------  -------------  ---------------  --------------
Total liabilities and stockholders' equity.  $    1,197,132   $    1,547,748  $     120,337  $   (1,464,890)  $    1,400,327
                                             ===============  ==============  =============  ===============  ==============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                   (b)
                                              Isle of Capri      (a)            Non-Wholly
                                              Casinos, Inc.     Wholly          Owned           Consolidating
                                              Guarantor         Owned           Non-            and              Isle of Capri
                                              (Parent           Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                               Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                              ---------------  --------------  --------------  ---------------  ---------------
Statement of Operations
-----------------------
For the three months ended October 29, 2000
(Unaudited)

Revenue:
     Casino. . . . . . . . . . . . . . . . .  $            -   $     204,456   $      26,587   $            -   $      231,043
     Rooms, food, beverage and other . . . .             440          17,905           2,130                -           20,475
                                              ---------------  --------------  --------------  ---------------  ---------------
Total revenue. . . . . . . . . . . . . . . .             440         222,361          28,717                -          251,518

Operating expenses:
     Casino. . . . . . . . . . . . . . . . .               -          41,055           3,751                -           44,806
     Gaming taxes. . . . . . . . . . . . . .               -          41,042           5,256                -           46,298
     Rooms, food, beverage and other . . . .           4,415          87,327          11,039                -          102,781
     Management fee expense (revenue). . . .          (5,636)          4,488           1,148                -                -
     Depreciation and amortization . . . . .              79          15,017             801                -           15,897
                                              ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . .          (1,142)        188,929          21,995                -          209,782
                                              ---------------  --------------  --------------  ---------------  ---------------

Operating income . . . . . . . . . . . . . .           1,582          33,432           6,722                -           41,736
Gain on sale of assets . . . . . . . . . . .               -             271               -                -              271
Interest expense, net. . . . . . . . . . . .             383         (20,410)         (3,105)               -          (23,132)
Minority interest. . . . . . . . . . . . . .               -               -               -           (1,555)          (1,555)
Equity in income (loss) of
     unconsolidated joint venture. . . . . .          15,239          15,542               -          (30,890)            (109)
                                              ---------------  --------------  --------------  ---------------  ---------------
Income before income taxes . . . . . . . . .          17,204          28,835           3,617          (32,445)          17,211
Income tax provision . . . . . . . . . . . .           7,575               -               -                -            7,575
                                              ---------------  --------------  --------------  ---------------  ---------------
Net income . . . . . . . . . . . . . . . . .  $        9,629   $      28,835   $       3,617   $      (32,445)  $        9,636
                                              ===============  ==============  ==============  ===============  ===============

Statement of Operations
------------------------
For the six months ended October 29, 2000
(Unaudited)

Revenue:
     Casino. . . . . . . . . . . . . . . . .  $            -   $     410,335   $      51,043   $            -   $      461,378
     Rooms, food, beverage and other . . . .             475          37,775           3,352                -           41,602
                                              ---------------  --------------  --------------  ---------------  ---------------
Total revenue. . . . . . . . . . . . . . . .             475         448,110          54,395                -          502,980

Operating expenses:
     Casino. . . . . . . . . . . . . . . . .               -          81,833           7,322                -           89,155
     Gaming taxes. . . . . . . . . . . . . .               -          81,551          10,060                -           91,611
     Rooms, food, beverage and other . . . .           8,730         177,057          21,150                -          206,937
     Management fee expense (revenue). . . .         (10,953)          8,786           2,167                -                -
     Depreciation and amortization . . . . .             574          29,169           1,375                -           31,118
                                              ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . .          (1,649)        378,396          42,074                -          418,821
                                              ---------------  --------------  --------------  ---------------  ---------------

Operating income . . . . . . . . . . . . . .           2,124          69,714          12,321                -           84,159
Gain on sale of assets . . . . . . . . . . .               -             271               -                -              271
Interest expense, net. . . . . . . . . . . .           1,579         (40,261)         (5,442)               -          (44,124)
Minority interest. . . . . . . . . . . . . .               -               -               -           (2,959)          (2,959)
Equity in income (loss) of
     unconsolidated joint venture. . . . . .          33,531          29,642               -          (63,282)            (109)
                                              ---------------  --------------  --------------  ---------------  ---------------
Income before income taxes . . . . . . . . .          37,234          59,366           6,879          (66,241)          37,238
Income tax provision . . . . . . . . . . . .          17,033               -               -                -           17,033
                                              ---------------  --------------  --------------  ---------------  ---------------
Net income . . . . . . . . . . . . . . . . .  $       20,201   $      59,366   $       6,879   $      (66,241)  $       20,205
                                              ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)





                                                                                   (b)
                                              Isle of Capri       (a)           Non-Wholly
                                              Casinos, Inc.     Wholly          Owned           Consolidating
                                              Guarantor         Owned           Non-            and              Isle of Capri
                                               (Parent          Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                                Obligor)        Subsidiaries    Subsidiaries    Entries           Consolidated
                                              ---------------  --------------  --------------  ---------------  ---------------
Statement of Cash Flows
-----------------------
For the six months ended October 29, 2000
(Unaudited)

Net cash provided by (used in)
     operating activities. . . . . . . . . .  $      (13,275)  $      88,545   $      11,710   $      (42,278)  $       44,702
Net cash provided by (used in)
     investing activities. . . . . . . . . .        (118,179)        (70,083)         (6,989)          42,278   $     (152,973)

Net cash used in financing activities. . . .          55,703          (2,752)           (409)               -   $       52,542
                                              ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
     cash equivalents. . . . . . . . . . . .         (75,751)         15,710           4,312                -          (55,729)
Cash and cash equivalents at
     beginning of the period . . . . . . . .          78,945          82,514           6,513                -          167,972
                                              ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the period . . . . . . . . . . .  $        3,194   $      98,224   $      10,825   $            -   $      112,243
                                              ===============  ==============  ==============  ===============  ===============


Statement of Operations
------------------------
For the three months ended October 24, 1999
(Unaudited)

Revenue:
     Casino. . . . . . . . . . . . . . . . .  $            -   $     120,828   $      20,651   $            -   $      141,479
     Rooms, food, beverage and other . . . .             308          12,039           1,169                -           13,516
                                              ---------------  --------------  --------------  ---------------  ---------------
Total revenue. . . . . . . . . . . . . . . .             308         132,867          21,820                -          154,995

Operating expenses:
     Casino. . . . . . . . . . . . . . . . .               -          24,411           2,837                -           27,248
     Gaming taxes. . . . . . . . . . . . . .               -          23,860           3,992                -           27,852
     Rooms, food, beverage and other . . . .           1,747          55,154          10,155                -           67,056
     Depreciation and amortization . . . . .             245           8,342             482                -            9,069
                                              ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . .           1,992         111,767          17,466                -          131,225
                                              ---------------  --------------  --------------  ---------------  ---------------

Operating income . . . . . . . . . . . . . .          (1,684)         21,100           4,354                -           23,770
Interest expense, net. . . . . . . . . . . .          (1,383)         (8,511)         (2,726)               -          (12,620)
Minority interest. . . . . . . . . . . . . .               -               -               -             (701)            (701)
Equity in income (loss) of
     unconsolidated joint venture. . . . . .          14,097           9,549               -          (23,061)             585
                                              ---------------  --------------  --------------  ---------------  ---------------
Income before income taxes . . . . . . . . .          11,030          22,138           1,628          (23,762)          11,034
Income tax provision . . . . . . . . . . . .           4,402               -               -                -            4,402
                                              ---------------  --------------  --------------  ---------------  ---------------
Net income . . . . . . . . . . . . . . . . .  $        6,628   $      22,138   $       1,628   $      (23,762)  $        6,632
                                              ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)







                                                                              (b)
                                            Isle of Capri      (a)           Non-Wholly
                                            Casinos, Inc.    Wholly          Owned           Consolidating
                                            Guarantor        Owned           Non-            and              Isle of Capri
                                            (Parent          Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                             Obligor)        Subsidiaries    Subsidiaries    Entries          Consolidated
                                            ---------------  --------------  --------------  ---------------  ---------------
Statement of Operations
-----------------------
For the six months ended October 24, 1999
(Unaudited)

Revenue:
     Casino. . . . . . . . . . . . . . . .  $            -   $     230,128   $      39,685   $            -   $      269,813
     Rooms, food, beverage and other . . .             377          24,648           2,364                -           27,389
                                            ---------------  --------------  --------------  ---------------  ---------------
Total revenue. . . . . . . . . . . . . . .             377         254,776          42,049                -          297,202

Operating expenses:
     Casino. . . . . . . . . . . . . . . .               -          44,580           5,624                -           50,204
     Gaming taxes. . . . . . . . . . . . .               -          45,945           7,803                -           53,748
     Rooms, food, beverage and other . . .           3,199         107,845          19,522                -          130,566
     Depreciation and amortization . . . .             475          16,460             990                -           17,925
                                            ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . .           3,674         214,830          33,939                -          252,443
                                            ---------------  --------------  --------------  ---------------  ---------------

Operating income . . . . . . . . . . . . .          (3,297)         39,946           8,110                -           44,759
Gain on sale of assets . . . . . . . . . .           3,106               -               -                -            3,106
Interest expense, net. . . . . . . . . . .          (1,594)        (17,087)         (5,341)               -          (24,022)
Minority interest. . . . . . . . . . . . .               -               -               -           (1,191)          (1,191)
Equity in income (loss) of
     unconsolidated joint venture. . . . .          25,071          17,481               -          (41,915)             637
                                            ---------------  --------------  --------------  ---------------  ---------------
Income before income taxes . . . . . . . .          23,286          40,340           2,769          (43,106)          23,289
Income tax provision . . . . . . . . . . .          10,129               -               -                -           10,129
                                            ---------------  --------------  --------------  ---------------  ---------------
Net income . . . . . . . . . . . . . . . .  $       13,157   $      40,340   $       2,769   $      (43,106)  $       13,160
                                            ===============  ==============  ==============  ===============  ===============

Statement of Cash Flows
-----------------------
For the six months ended October 24, 1999
(Unaudited)

Net cash provided by (used in)
     operating activities. . . . . . . . .  $       19,004   $      41,120   $       7,572   $      (23,808)  $       43,888
Net cash provided by (used in)
     investing activities. . . . . . . . .         (21,477)        (35,110)         (3,190)          23,808          (35,969)

Net cash used in financing activities. . .          (2,529)         (1,300)           (366)               -           (4,195)
                                            ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
     cash equivalents. . . . . . . . . . .          (5,002)          4,710           4,016                -            3,724
Cash and cash equivalents at
     beginning of the period . . . . . . .          35,826          38,374          10,917                -           85,117
                                            ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the period . . . . . . . . . .  $       30,824   $      43,084   $      14,933   $            -   $       88,841
                                            ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)





                                                                                 (b)
                                             Isle of Capri       (a)           Non-Wholly
                                             Casinos, Inc.     Wholly          Owned           Consolidating
                                             Guarantor         Owned           Non-            and              Isle of Capri
                                             (Parent           Guarantor       Guarantor       Eliminating      Casinos, Inc.
                                              Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
Balance Sheet
-------------
As of April 30, 2000

Current assets. . . . . . . . . . . . . . .  $      130,939   $      99,785   $       7,609   $            -   $      238,333
Intercompany receivables. . . . . . . . . .         584,189         238,811               4         (823,004)               -
Investments in subsidiaries . . . . . . . .         371,070               -               -         (369,156)           1,914
Property and equipment, net . . . . . . . .           5,229         595,306          98,711                -          699,246
Other assets. . . . . . . . . . . . . . . .          46,724         315,729           3,568                -          366,021
                                             ---------------  --------------  --------------  ---------------  ---------------
Total assets. . . . . . . . . . . . . . . .  $    1,138,151   $   1,249,631   $     109,892   $   (1,192,160)  $    1,305,514
                                             ===============  ==============  ==============  ===============  ===============

Current liabilities . . . . . . . . . . . .  $       44,474   $     103,698   $      13,769   $            -   $      161,941
Intercompany payable. . . . . . . . . . . .          23,904         794,475           4,731         (823,015)              95
Long-term debt, less current maturities . .         854,973          15,528          75,000                -          945,501
Deferred income taxes . . . . . . . . . . .         (14,801)         40,564               -                -           25,763
Other accrued liabilities . . . . . . . . .               -           8,851               -                -            8,851
Minority interest . . . . . . . . . . . . .               -               -               -            7,843            7,843
Stockholders' equity. . . . . . . . . . . .         229,601         286,515          16,392         (376,988)         155,520
                                             ---------------  --------------  --------------  ---------------  ---------------
Total liabilities and stockholders' equity.  $    1,138,151   $   1,249,631   $     109,892   $   (1,192,160)  $    1,305,514
                                             ===============  ==============  ==============  ===============  ===============





(a) Certain of the Company's wholly-owned subsidiaries were guarantors on the 8 3/4 % Senior Subordinated Notes, including the following: Isle-Biloxi, Isle-Vicksburg, Isle-Tunica, Isle-Bossier City, Isle-Lake Charles and PPI, Inc. Isle-Natchez, Isle-Lula, Isle-Bettendorf, and Isle-Marquette became guarantors as of March 2, 2000, the date of the acquisition. Isle-Boonville, Isle-Kansas City, Lady Luck Las Vegas and Isle-Davenport became guarantors as of the date of respective acquisition (see note 7).

(b) The following non-wholly-owned subsidiaries were not guarantors on the 8 3/4 % Senior Subordinated Notes: Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes and the other financial information in this report.

     The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to obtain approvals for a new project in the St. Louis metropolitan area, development of a casino as the Isle-Boonville in Boonville, Missouri, and the expansion of amenities at all facilities, including the conversion of the recently acquired Lady Luck Gaming facilities, and the Isle-Kansas City, into Isle of Capri Casinos and development of the new brand for the Rhythm City-Davenport are forward looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials or labor, and unforeseen delays resulting from a failure to obtain necessary approvals.

GENERAL

     Isle of Capri's results of operations for the six fiscal months ended October 29, 2000 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Black Hawk, the Isle-Tunica, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, and the Isle-Marquette. Results also include the Isle-Kansas City subsequent to its purchase on June 6, 2000, Lady Luck Las Vegas subsequent to its purchase on September 12, 2000 and Rhythm City - Davenport subsequent to its purchase on October 10, 2000.

     Isle of Capri's results of operations for the six fiscal months ended October 24, 1999 reflect the consolidated operations of all of Isle of Capri's subsidiaries owned at that time, including the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Tunica that opened July 26, 1999 and the Isle-Black Hawk. The Rhythm City-Davenport property was purchased on October 10, 2000, the Lady Luck Las Vegas Casino property was purchased on September 12, 2000, the Isle-Kansas City was purchased on June 6, 2000 and the Natchez, Lula, Bettendorf, and Marquette properties were purchased along with other related assets on March 2, 2000 and are not included in the consolidated results for the six fiscal months ended October 24, 1999.

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

RESULTS  OF  OPERATIONS

Three Fiscal Months Ended October 29, 2000 Compared to Three Fiscal Months Ended October 24, 1999

     Total revenue for the quarter ended October 29, 2000 was $251.5 million, which included $231.0 million of casino revenue, $6.2 million of rooms revenue, $3.2 million of pari-mutuel commissions and $11.1 million of food, beverage and other revenue. This compares to total revenue for the prior year quarter ended October 24, 1999 of $155.0 million, which included $141.5 million of casino revenue, $2.8 million of rooms revenue, $3.6 million of pari-mutuel commissions and $7.1 million of food, beverage and other revenue. Casino revenue increased $89.6 million or 63.3% primarily as a result of a full quarter of operations of the former Lady Luck properties and the Isle-Kansas City, the inclusion of approximately two months of operating results from the acquisition of Lady Luck Las Vegas, the inclusion of approximately one month of operating results from the acquisition of the Rhythm City-Davenport. Casino revenue also increased due to improvements made at Isle-Black Hawk through the opening of a new hotel at that property. Room revenue increased $3.4 million or 119.4% due to a full quarter of operations of the former Lady Luck properties, the Isle-Black Hawk hotel that opened in August, 2000, the inclusion of approximately two months of room revenue from the acquisition of Lady Luck Las Vegas and the inclusion of approximately one month of room revenue from the acquisition of Isle-Davenport. Food, beverage and other revenue increased by $4.0 million or 57.2% as a result of a full quarter of operations of the former Lady Luck properties and the Isle-Kansas City, the inclusion of approximately two months of operating results from the acquisition of Lady Luck Las Vegas, and the inclusion of approximately one month of operating results from the acquisition of Rhythm City-Davenport. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended October 29, 2000 totaled $44.8 million, or 19.4% of casino revenue, versus $27.2 million, or 19.3% of casino revenue, for the quarter ended October 24, 1999. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue at the original five Isle of Capri properties.

     Operating expenses for the quarter ended October 29, 2000 also included room expenses of $2.8 million or 45.5% of room revenue from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Lula, Isle-Bettendorf, Isle-Marquette, Isle-Black Hawk, Lady Luck Las Vegas and Isle-Davenport compared to $1.3 million or 46.9% of room revenue for the quarter ended October 24, 1999 from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, and the Isle-Vicksburg. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the quarter ended October 29, 2000, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $46.3 million, compared to $27.9 million for the quarter ended October 24, 1999, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. For the quarter ended October 24, 1999, state and local gaming taxes were paid in Louisiana, Mississippi and Colorado.

     Food, beverage and other expenses totaled $7.6 million for the quarter ended October 29, 2000, compared to $4.2 million for the quarter ended October 24, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of the original Isle facilities. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased from 59.9% for the quarter ending October 24, 1999 to 68.1% for the quarter ended October 29, 2000. This was attributable to the inclusion of two months of Lady Luck-Las Vegas operating in the downtown Las Vegas market, whose food and beverage expense is significantly higher than other Isle properties. The increase was also due to the start up costs related to the opening of food and beverage outlets related to the opening of two new hotels in Isle-Tunica and Isle-Black Hawk and the newly acquired outlets at Isle-Kansas City that have not been converted to Isle standards.

     Marine and facilities expenses totaled $14.7 million for the quarter ended October 29, 2000, versus $9.6 million for the quarter ended October 24, 1999. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and the maturity of Isle of Capri's vessels and facilities.

     Marketing and administrative expenses totaled $75.3 million, or 29.9% of total revenue, for the quarter ended October 29, 2000, versus $49.1 million, or 31.7% of total revenue, for the quarter ended October 24, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of Isle facilities.

     Depreciation and amortization expense was $15.9 million for the quarter ended October 29, 2000 and $9.1 million for the quarter ended October 24, 1999. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service or acquired.

     Interest expense was $23.9 million for the quarter ended October 29, 2000, net of capitalized interest of $1.7 million versus $13.5 million for the quarter ended October 24, 1999, net of capitalized interest of $0.2 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $3.2 million related to Isle-Black Hawk is included in the quarter ended October 29, 2000. This compares to interest expense of $2.9 million, net of capitalized interest of $0.1 million, for the quarter ended October 24, 1999.

     Isle of Capri's effective tax rate was 44.0% prior to extraordinary items for the quarter ended October 29, 2000 and 39.9% for the quarter ended October 24, 1999, and includes the effects of non-deductible goodwill amortization for income tax purposes.

Six Fiscal Months Ended October 29, 2000 Compared to Six Fiscal Months Ended October 24, 1999

     Total revenue for the six months ended October 29, 2000 was $503.0 million, which included $461.4 million of casino revenue, $11.0 million of rooms revenue, $8.1 million of pari-mutuel commissions and $22.5 million of food, beverage and other revenue. This compares to total revenue for the prior year six months ended October 24, 1999 of $297.2 million, which included $269.8 million of casino revenue, $5.4 million of rooms revenue, $8.4 million of pari-mutuel commissions and $13.6 million of food, beverage and other revenue. Casino revenue increased $191.6 million or 71.0% primarily as a result of a full six months of operations of the former Lady Luck properties the inclusion of approximately five months of operating results from the acquisition of the Isle-Kansas City, the inclusion of approximately two months of operating results from the acquisition of Lady Luck Las Vegas, the inclusion of approximately one month of operating results from the acquisition of the Rhythm City-Davenport, and the improvements at Isle-Black Hawk and Isle-Lake Charles. Room revenue increased $5.6 million or 102.3% due to a full six months of operations of the former Lady Luck properties and the Isle-Black Hawk hotel that opened in August 2000. Food, beverage and other revenue increased by $8.9 million or 65.6% as a result of a full six months of operations of the former Lady Luck properties the inclusion of approximately five months of operating results from the acquisition of the Isle-Kansas City, the inclusion of approximately two months of operating results from the acquisition of Lady Luck Las Vegas, and the inclusion of approximately one month of operating results from the acquisition of Rhythm City-Davenport. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the six months ended October 29, 2000 totaled $89.2 million, or 19.3% of casino revenue, versus $50.2 million, or 18.6% of casino revenue, for the six months ended October 24, 1999. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue at the original five Isle of Capri properties.

     Operating expenses for the six months ended October 29, 2000 also included room expenses of $5.1 million or 46.2% of room revenue from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Lula, Isle-Bettendorf , Isle-Marquette and Isle-Black Hawk as compared to $2.5 million or 45.0% of room revenue for the six months ended October 24, 1999 from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, and the Isle-Vicksburg. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the six months ended October 29, 2000, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $91.6 million, compared to $53.7 million for the six months ended October 24, 1999, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. For the six months ended October 24, 1999, state and local gaming taxes were paid in Louisiana, Mississippi and Colorado.

     Food, beverage and other expenses totaled $14.6 million for the six months ended October 29, 2000, compared to $8.3 million for the six months ended October 24, 1999. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of the original Isle facilities. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased from 61.1% for the six months ending October 24, 1999 to 65.1% for the six months ended October 29, 2000. This was attributable to the inclusion for two months of Lady Luck-Las Vegas operating in the downtown Las Vegas market, whose food and beverage expense is significantly higher than other Isle properties. The increase was also due to the start up costs related to the opening of food and beverage outlets related to the opening of Isle-Tunica and Isle-Black Hawk and the newly acquired outlets at Isle-Kansas City that have not been converted to Isle standards.

     Marine and facilities expenses totaled $29.2 million for the six months ended October 29, 2000, versus $18.5 million for the six months ended October 24, 1999. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and the maturity of Isle of Capri's vessels and facilities.

     Marketing and administrative expenses totaled $152.0 million, or 30.2% of total revenue, for the six months ended October 29, 2000, versus $91.4 million, or 30.7% of total revenue, for the six months ended October 24, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of Isle facilities.

     Pre-opening expenses of $3.4 million for the six months ended October 24, 1999 represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the Isle-Tunica, which opened on July 26, 1999.

     Isle of Capri's results of operations for the six months ended October 29, 2000 included a gain on disposal of $0.3 million as compared to $3.1 million for the six months ended October 24, 1999. Both gains related to the sale of an option to purchase 135 acres of land adjacent to the Pompano Park, Inc. facility.

     Depreciation and amortization expense was $31.1 million for the six months ended October 29, 2000 and $17.9 million for the six months ended October 24, 1999. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service or acquired.

     Interest expense was $47.3 million for the six months ended October 29, 2000, net of capitalized interest of $3.0 million versus $25.6 million for the six months ended October 24, 1999, net of capitalized interest of $1.1 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $5.5 million related to Isle-Black Hawk is included in the six months ended October 29, 2000, net of capitalized interest of $0.7 million. This compares to interest expense of $5.6 million, net of capitalized interest of $0.4 million, for the six months ended October 24, 1999.

     Isle of Capri's effective tax rate was 45.7% prior to extraordinary items for the six months ended October 29, 2000 and 43.5% for the six months ended October 24, 1999, and includes the effects of non-deductible goodwill amortization for income tax purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At October 29, 2000, Isle of Capri had cash and cash equivalents of $112.2 million compared to $168.0 million in cash and cash equivalents and $39.0 million in short term investments at April 30, 2000. The decrease in cash is primarily the net result of cash inflow from operations and cash outflow for the acquisitions of Isle-Kansas City, Lady Luck Las Vegas and Rhythm City - Davenport, development of the Isle-Boonville, construction of hotels at Isle-Black Hawk, Isle-Lake Charles and Isle-Tunica and the conversion of the former Lady Luck properties into Isle of Capri properties. During the six months ended October 29, 2000, Isle of Capri's operating activities provided $44.7 million of cash, compared to $43.9 million of cash provided by operating activities in the six months ended October 24, 1999.

     On May 3, 2000, Isle of Capri acquired Isle-Boonville, which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri is developing a casino project with a total expected investment of approximately $75.0 million that includes total purchase price of $11.5 million. Isle of Capri began construction on this project and is funding this development through its Amended and Restated Senior Credit Facility. The Company expects to complete the project in the fall of 2001.

     Additionally, on June 6, 2000, Isle of Capri acquired Isle-Kansas City for $33.5 million cash less certain assumed liabilities. Isle of Capri anticipates investing up to an additional $15.0 million in this project, primarily to re-theme the casino into an Isle of Capri Casino. Isle of Capri funded the acquisition and is funding the re-theming through its Amended and Restated Senior Credit Facility.

     Isle of Capri anticipates that a significant portion of its principal near-term capital requirements will relate to the construction of the Isle-Boonville. Isle of Capri plans to invest approximately $75 million.

     The Missouri Gaming Commission has selected the Isle of Capri's Jefferson County, Missouri project for development. This project will primarily serve the South St. Louis metropolitan area. Isle expects to begin construction in 2001 and to complete the project eighteen to twenty-four months thereafter. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to condemn and/or annex Isle of Capri's site in order to prevent development of the project. Isle of Capri intends to vigorously oppose these efforts; however, development of the project could be delayed.

     Isle of Capri completed the acquisition of the Las Vegas casino and hotel on September 12, 2000. The acquisition price for the Las Vegas facility was $14.5 million. Isle of Capri funded the acquisition through its Amended and Restated Senior Credit Facility.

     A joint venture in which Isle of Capri owns a 45% interest has applied to the Louisiana Gaming Control Board for the issuance of a gaming license in Morgan City, Louisiana. A decision is expected from the Louisiana Gaming Control Board during the first quarter of 2001.

     On October 10, 2000, the Company purchased the Rhythm City-Davenport from a subsidiary of President Casinos, Inc., for $58.2 million. Isle of Capri anticipates investing up to an additional $23.0 million in this project, primarily to replace the existing boat and re-theme the casino into a Rhythm City Casino. Isle of Capri funded the acquisition and intends to fund the re-theming through its Amended and Restated Senior Credit Facility.

     All of Isle of Capri's development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

     Of the estimated $35.0 million Isle of Capri plans on investing to convert the Lady Luck casinos into Isle of Capri Casinos, we have spent $14.8 million for the six months ended October 29, 2000.

       Isle of Capri anticipates that capital improvements approximating $28.1 million will be made during fiscal 2001 to maintain its existing facilities and remain competitive in its markets. As of the six months ended October 29, 2000, Isle of Capri has spent $13.5 million on maintenance capital improvements.

     Isle of Capri expects that available cash and cash from future operations, as well as borrowings under its Amended and Restated Senior Credit Facility, will be sufficient to fund future expansion, planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle of Capri will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow Isle of Capri to remain competitive in its existing markets. In addition, the indenture restricts, among other things, Isle of Capri's ability to borrow money, create liens, make restricted payments and sell assets.

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

     Isle of Capri must repay all amounts borrowed under its Amended and Restated Senior Credit Facility by March 2007. Isle of Capri is required to make quarterly principal payments on the $475.0 million term loan portion of its Amended and Restated Senior Credit Facility that began in March 2000. Such payments are initially $3.4 million per quarter and will increase by $1.25 million per quarter in July of each year that the term loan is outstanding. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its Amended and Restated Senior Credit Facility and interest payments of $17.1 million semi-annually on its Senior Subordinated Notes.

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

     In May 1998, we were named as a defendant in an action brought by several persons who had a contractual right to acquire property in Cripple Creek, Colorado which they sold to one of our subsidiaries in 1995. The plaintiffs allege that we breached our purported agreement to construct a casino facility on the property by the end of 1995. In December 1998, our motion to dismiss the complaint was granted by the United States District Court in Denver, Colorado and was affirmed in November 2000 by the Tenth Circuit Court of Appeals. The plaintiffs have now requested a panel hearing before the Tenth Circuit Court of Appeals. We intend to vigorously defend all claims and allegations in the action.

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

     Lady Luck and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the case has been briefed and a preliminary decision is expected early summer 2001. The outcome of the case cannot be predicted with any degree of certainty; however, we intend to vigorously defend the claims asserted in this action.

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

ITEM  2.       CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The Annual Meeting of Stockholders was held September 15, 2000 at which time the following matters were submitted to a vote of the stockholders:

(1)     To  elect  seven  persons  to  the  Company's  Board  of  Directors;

(2)     To  approve  the  Company's  2000  Long-Term  Stock  Incentive  Plan;

(3)     To  approve  the  Company's  Deferred  Bonus  Plan;  and

(4) To approve the Company's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending April 29, 2001.

          At the Annual Meeting of Stockholders, each of the following individuals were elected to serve as directors of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:





Name                 For         Withhold  Against
-------------------  ----------  --------  -------

Bernard Goldstein .  28,008,559   546,656        -
John M. Gallaway. .  28,178,356   376,859        -
Allan B. Solomon. .  28,177,360   377,855        -
Robert S. Goldstein  28,110,622   444,593        -
Allan J. Glazer . .  28,164,790   390,425        -
Emanuel Crystal . .  28,175,896   379,319        -
Randolph Baker. . .  28,177,468   377,747        -



          The voting on the other matters as ordered at the Annual Meeting of Stockholders was as follows:





Matter                               For         Withhold  Against
-----------------------------------  ----------  --------  ---------

2000 Long Term Stock Incentive Plan  24,282,929    12,322  4,259,964
Deferred Bonus Plan . . . . . . . .  27,852,882     9,797    692,536
Selection of Ernst & Young LLP. . .  28,545,642     5,288      4,285

ITEM  5.       OTHER  INFORMATION.

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.





(a)  Documents Filed as Part of this Report.
--------------------------------------------

1.   Exhibits.
     ---------

     A list of the exhibits included as part of this Form 10-Q is set forth in the Exhibit Index that immediately proceeds such exhibits, which is incorporated herein by reference.

2.   Reports on Form 8-K.
     --------------------

     During the quarter ended October 29, 2000, the Company filed the following reports on Form 8-K:

     Current Report on Form 8-K filed on August 22, 2000, regarding Item 5 which announced the
     Company's earnings for the first quarter ended July 30, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  December 12,  2000         /s/  Rexford  A.  Yeisley
                                    --------------------------
                                    Rexford A. Yeisley, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     EXHIBIT
------     -------

27         Financial  Data  Schedule.