Form 10-Q
period 2001-01-28
ISLE OF CAPRI CASINOS INC
filed 2001-03-14
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 28, 2001

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

As of March 8, 2001, the Company had a total of 30,577,976 shares of Common Stock outstanding.

                              ISLE OF CAPRI CASINOS, INC.
                                     FORM 10-Q
                                       INDEX



                                                                               PAGE
                                                                               ----


PART I.    FINANCIAL INFORMATION
------

  ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS, JANUARY 28, 2001 (UNAUDITED)
                  AND APRIL 30, 2000. . . . . . . . . . . . . . . . . . . . .     1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                  MONTHS ENDED JANUARY 28, 2001 AND JANUARY 23, 2000 (UNAUDITED)  2

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
                  NINE MONTHS ENDED JANUARY 28, 2001 (UNAUDITED) . . . . . . .    3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                  ENDED JANUARY 28, 2001 AND JANUARY 23, 2000 (UNAUDITED) . .     4

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. . . .     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .    21

PART II.  OTHER INFORMATION
--------

  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .    27

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . .    28

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . .    28

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .    28

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .    28

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .    28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

EXHIBIT LIST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30




                                       ISLE OF CAPRI CASINOS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  ASSETS                                               January 28,    April 30,
                                  ------                                                   2001         2000
                                                                                      -------------  ----------
                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     78,404   $  167,972
     Short term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       39,044
     Accounts receivable:
            Related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          307
            Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,970        6,343
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,171       15,167
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .        16,692        9,500
                                                                                      -------------  ----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .       119,237      238,333
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . .       902,973      699,246
Other assets:
     Investment in and advances to joint ventures. . . . . . . . . . . . . . . . . .             -        1,914
     Property held for development or sale . . . . . . . . . . . . . . . . . . . . .         3,782        3,782
     Licenses and other intangible assets, net of accumulated amortization of
          $14,299 and $11,896, respectively. . . . . . . . . . . . . . . . . . . . .        63,699       91,100
     Goodwill, net of accumulated amortization of
          $18,016 and $11,721, respectively. . . . . . . . . . . . . . . . . . . . .       263,635      228,530
     Berthing, concession, and leasehold rights, net of accumulated amortization of
          $2,698 and $2,462, respectively. . . . . . . . . . . . . . . . . . . . . .         3,571        3,806
     Deferred financing costs, net of accumulated amortization of $7,396 and
          $4,145, respectively.. . . . . . . . . . . . . . . . . . . . . . . . . . .        22,530       25,466
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,469        5,556
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,436        7,781
                                                                                      -------------  ----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,386,332   $1,305,514
                                                                                      =============  ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        -------------------------------------

Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .  $     22,266   $   17,400
     Accounts payable:
           Trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,555       24,407
           Related party.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           95
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,078       10,010
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . .        38,676       39,338
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . .        14,697       16,096
           Income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,080       10,661
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . .        11,815        9,033
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        42,965       34,996
                                                                                      -------------  ----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . .       178,132      162,036
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . .     1,005,275      945,501
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,970       25,763
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,487        8,851
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,084        7,843
Stockholders' equity:
     Preferred stock, $.01 par value; 2,050 shares authorized; none issued.. . . . .             -            -
     Common stock, $.01 par value; 45,000 shares authorized; shares issued and
          outstanding: 30,564 at January 28, 2001 and 30,369 at April 30, 2000.. . .           305          304
     Class B common stock, $.01 par value; 3,000 shares authorized; none
          issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -            -
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .        129,195      125,572
     Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,934)           -
     Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,073)           -
     Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46,891       29,644
                                                                                      -------------  ----------
               Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .       158,450      155,520
                                                                                      -------------  ----------
               Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $  1,386,332   $1,305,514
                                                                                      =============  ==========


                                  See notes to consolidated financial statements




                                              ISLE OF CAPRI CASINOS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended                    Nine Months Ended
                                                                 -------------------                   ------------------
                                                               January 28,          January 23,    January 28,    January 23,
                                                                  2001                2000           2001           2000
                                                       --------------------  ------------------  -------------  -------------
Revenue:
     Casino . . . . . . . . . . . . . . . . . . . . .     $        229,201   $         139,001   $    690,579   $    408,814
     Rooms. . . . . . . . . . . . . . . . . . . . . .                6,144               2,568         17,160          8,013
     Pari-mutuel commissions and fees . . . . . . . .                6,060               5,477         14,129         13,826
     Food, beverage and other . . . . . . . . . . . .               13,193               6,678         35,710         20,273
                                                       --------------------  ------------------  -------------  -------------
          Total revenue . . . . . . . . . . . . . . .              254,598             153,724        757,578        450,926
Operating Expenses:
     Casino . . . . . . . . . . . . . . . . . . . . .               50,607              27,498        139,762         77,702
     Gaming taxes . . . . . . . . . . . . . . . . . .               46,442              28,448        138,053         82,196
     Rooms. . . . . . . . . . . . . . . . . . . . . .                3,121               1,251          8,208          3,699
     Pari-mutuel. . . . . . . . . . . . . . . . . . .                4,388               4,076         10,402         10,542
     Food, beverage and other.. . . . . . . . . . . .                8,195               4,167         22,843         12,476
     Marine and facilities. . . . . . . . . . . . . .               16,758               8,353         45,920         26,898
     Marketing and administrative.. . . . . . . . . .               81,529              47,511        233,555        138,889
     Preopening expenses. . . . . . . . . . . . . . .                    -                   -              -          3,420
     Loss on joint venture and contract buyout. . . .                4,276                   -          4,276              -
     Depreciation and amortization. . . . . . . . . .               18,530               9,336         49,648         27,261
                                                       --------------------  ------------------  -------------  -------------
          Total operating expenses. . . . . . . . . .              233,846             130,640        652,667        383,083
                                                       --------------------  ------------------  -------------  -------------
Operating income. . . . . . . . . . . . . . . . . . .               20,752              23,084        104,911         67,843
     Interest expense . . . . . . . . . . . . . . . .              (25,561)            (13,649)       (72,883)       (39,214)
     Interest income. . . . . . . . . . . . . . . . .                  427               1,162          3,625          2,705
     Gain on disposal . . . . . . . . . . . . . . . .                    -                   -            271          3,106
     Minority interest. . . . . . . . . . . . . . . .               (1,282)             (1,053)        (4,241)        (2,244)
     Equity in income (loss) of
          unconsolidated joint ventures.. . . . . . .                   (1)               (417)          (110)           220
                                                       --------------------  ------------------  -------------  -------------
Income (loss) before income taxes . . . . . . . . . .               (5,665)              9,127         31,573         32,416
     Income tax provision (benefit) . . . . . . . . .               (2,707)              4,246         14,326         14,375
                                                       --------------------  ------------------  -------------  -------------
Net income (loss) . . . . . . . . . . . . . . . . . .     $         (2,958)  $           4,881   $     17,247   $     18,041
                                                       ====================  ==================  =============  =============

  Net income (loss) per common share - basic . . .        $          (0.10)  $            0.20   $       0.57   $       0.76
  Net income (loss) per common share - assuming dilution. $          (0.10)  $            0.19   $       0.54   $       0.71

  Weighted average basic shares. . . . . . . . . .               29,903              23,893         30,271         23,740
  Weighted average diluted shares. . . . . . . . .               29,903              25,938         31,989         25,353


                           See  notes  to  consolidated  financial  statements




                                                ISLE OF CAPRI CASINOS, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                               Shares of              Additional                                         Total
                                                Common      Common     Paid-in     Unearned    Treasury    Retained   Stockholders'
                                                Stock       Stock      Capital   Compensation   Stock      Earnings      Equity
                                              ---------  -----------   --------  ------------  ---------   ---------  -------------

Balance, April 30, 2000 . . . . . . . . . . .   30,369   $      304    $125,572  $         -   $       -   $  29,644   $ 155,520
  Exercise of stock options and warrants . .       195            1         923            -           -           -         924
  Grant of nonvested stock . . . . . . . . .         -            -       2,700       (2,700)          -           -
  Repurchase of treasury stock . . . . . . .         -            -           -            -     (14,073)          -     (14,073)
  Amortization of unearned compensation. . .         -            -           -          766           -           -         766
  Net income . . . . . . . . . . . . . . . .         -            -           -            -           -      17,247      17,247
                                              ---------  -----------   --------  ------------  ---------   ---------  ------------
Balance, January 28, 2001 . . . . . . . . . . . 30,564   $      305    $129,195  $    (1,934)  $ (14,073)  $  46,891   $ 160,384
                                              =========  ===========   ========  ============  =========   =========  ============


                         See notes to consolidated financial statements




                                        ISLE OF CAPRI CASINOS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                            (IN THOUSANDS)

                                                                          Nine Months Ended
                                                                          ----------------
                                                                        January 28,    January 23,
                                                                            2001           2000
                                                                 ------------------  -------------
OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $          17,247   $     18,041
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . .             49,648         27,261
     Deferred income taxes. . . . . . . . . . . . . . . . . . .                  -          4,368
     Amortization of deferred financing costs . . . . . . . . .              3,251          1,806
     Amortization of unearned compensation. . . . . . . . . . .                766              -
     Loss on joint venture. . . . . . . . . . . . . . . . . . .              2,867              -
     Gain on sale of assets . . . . . . . . . . . . . . . . . .               (271)        (3,106)
     Equity in loss (income) of unconsolidated joint ventures..                110           (220)
     Minority interest. . . . . . . . . . . . . . . . . . . . .              4,241          2,244
     Changes in current assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . .             (1,257)         1,867
          Income tax receivable . . . . . . . . . . . . . . . .                  -          7,509
          Prepaid expenses and other assets.. . . . . . . . . .             (4,227)          (957)
          Accounts payable and accrued liabilities. . . . . . .            (17,492)        15,468
                                                                 ------------------  -------------
Net cash provided by operating activities.. . . . . . . . . . .             54,883         74,281

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . . . .           (128,620)       (60,063)
Net cash paid for acquisitions. . . . . . . . . . . . . . . . .           (111,957)             -
Sale of short-term investments. . . . . . . . . . . . . . . . .             39,044              -
Proceeds from sales of property and equipment.. . . . . . . . .                271          6,065
Investments in and advances to joint ventures . . . . . . . . .               (955)          (198)
Restricted cash.. . . . . . . . . . . . . . . . . . . . . . . .              1,087          2,091
Deposits and other. . . . . . . . . . . . . . . . . . . . . . .              5,504           (357)
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . .                  -        (20,149)
                                                                 ------------------  -------------
Net cash used in investing activities.. . . . . . . . . . . . .           (195,626)       (72,611)

FINANCING ACTIVITIES:
Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . .             92,041              -
Principal payments on debt and cash paid to retire debt . . . .            (27,402)        (6,413)
Deferred financing costs. . . . . . . . . . . . . . . . . . . .               (315)          (111)
Purchase of treasury stock. . . . . . . . . . . . . . . . . . .            (14,073)             -
Proceeds from exercise of stock options and warrants. . . . . .                924          2,270
                                                                 ------------------  -------------
Net cash provided by (used in) financing activities . . . . . .             51,175         (4,254)

Net decrease in cash and cash equivalents. . . . . .. . . . . .            (89,568)        (2,584)
Cash and cash equivalents at beginning of period. . . . . . . .            167,972         85,117
                                                                 ------------------  -------------
Cash and cash equivalents at end of period. . . . . . . . . . .  $          78,404   $     82,533
                                                                 ==================  =============





                            See notes to consolidated financial statements




                                  ISLE OF CAPRI CASINOS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (UNAUDITED)
                                       (IN THOUSANDS)

                                                                       Nine Months Ended
                                                                       ----------------
                                                                    January 28,    January 23,
                                                                        2001           2000
                                                             ------------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments (receipts) for:
     Interest . . . . . . . . . . . . . . . . . . . . . . .  $          62,777   $     26,369
     Income taxes - net of refunds. . . . . . . . . . . . .             15,191         (1,933)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Notes Payable and debt issued for:
     Property and equipment.. . . . . . . . . . . . . . . .                  -            944
Capital contributions:
     Property and equipment.. . . . . . . . . . . . . . . .             22,679              -
Other:
     Construction costs funded through accrued liabilities.              4,053              -
Acquisitions of businesses:
     Fair value of assets acquired. . . . . . . . . . . . .            146,156              -
     Less fair value of liabilities assumed . . . . . . . .            (34,199)             -
                                                             ------------------  -------------
     Net cash payment . . . . . . . . . . . . . . . . . . .            111,957              -
                                                             ==================  =============


                        See notes to consolidated financial statements

                                   ISLE OF CAPRI CASINOS, INC.
                       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation

     Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri"), was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations through its subsidiaries in Biloxi, Vicksburg, Tunica, Natchez and Lula, Mississippi, in Bossier City and Lake Charles, Louisiana, in Bettendorf, Marquette and Davenport, Iowa, in Kansas City, Missouri, in Black Hawk, Colorado, in Las Vegas, Nevada, and Pompano, Florida. The Company is also undertaking development projects in Boonville and St. Louis, Missouri.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2000.

     The consolidated financial statements of the Company include the accounts of Isle of Capri Casinos, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ from those estimates.

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Earnings  per  Common  Share

The following table sets forth the computation of basic and diluted earnings per share:





                                                                    Three Months Ended                Nine Months Ended
                                                                    ------------------                -----------------
                                                                January 28,       January 23,      January 28,   January 23,
                                                                    2001             2000             2001          2000
                                                          --------------------  -----------------  ------------  ------------
                                                                             (In thousands, except per share data)
Numerator:
     Net income (loss) . . . . . . . . . . . . . . . . .  $            (2,958)  $           4,881  $     17,247  $     18,041
                                                          ====================  =================  ============  ============
     Numerator for basic earnings (loss) per share - income (loss)
          available to common stockholders . . . . . . .  $            (2,958)  $           4,881  $     17,247  $     18,041
     Effect of diluted securities. . . . . . . . . . . .                    -                   -             -             -
                                                          --------------------  -----------------  ------------  ------------
     Numerator for diluted earnings (loss) per share-
          income (loss) available to common stockholders after
               assumed conversions . . . . . . . . . . .  $            (2,958)  $           4,881  $     17,247  $     18,041
                                                          ====================  =================  ============  ============

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares. . . . . . . . . . .               29,903              23,893        30,271        23,740
     Effect of dilutive securities
          Employee stock options,  warrants
             and nonvested restricted stock. . . . . . .                    -               2,045         1,718         1,613
                                                          --------------------  -----------------  ------------  ------------
     Dilutive potential common shares. . . . . . . . . .                    -               2,045         1,718         1,613
                                                          --------------------  -----------------  ------------  ------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions . . . . . . . . . . .               29,903              25,938        31,989        25,353
                                                          ====================  =================  ============  ============

     BASIC EARNINGS (LOSS) PER SHARE . . . . . . . . . .  $             (0.10) $             0.20  $       0.57  $       0.76
                                                          ====================  =================  ============  ============

     DILUTED EARNINGS (LOSS) PER SHARE . . . . . . . . .  $             (0.10)  $            0.19  $       0.54  $       0.71
                                                          ====================  =================  ============  ============

     New  Pronouncements

     In June 1998, FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("FASB 133") was issued. FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("FASB 137") was issued. FASB 133, as amended by FASB 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not have any derivative or hedging instruments as of January 28, 2001 and does not anticipate that the adoption of FASB Statement No. 133 will have a significant effect on earnings or the financial position of the Company.

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.  PROPERTY  AND  EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:




                                                                      YEARS
                                                                    -------
                           Slot machines, software and computers. . .     3
                           Furniture, fixtures, and equipment . . . .  5-10
                           Leasehold improvements . . . . . . . . . 10-39.5
                           Riverboats and floating pavilions. . . .      25
                           Buildings and improvements . . . . . . .    39.5

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

    Goodwill

     Goodwill reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of SCGC, GPRI, LRGP, Lady Luck and subsidiaries, BRDC, Inc., IOC Boonville, Inc. f/k/a Davis Gaming Boonville, Inc. ("Isle-Boonville"), IOC-Kansas City Inc. f/k/a Kansas City Flamingo Hilton ("Isle-Kansas City"), Gemini, Inc. ("Lady Luck Las Vegas") and IOC Davenport, Inc. f/k/a/ The President - Davenport ("Rhythm City-Davenport"). Goodwill is being amortized over a twenty-five-year period using the straight-line method.

    Restricted  cash

     Restricted cash consists primarily of a certificate of deposit in the amount of $1.5 million for the Greek Lawsuit (see note 9), construction escrow related to our Boonville, MO development of $1.0 million, gaming deposits totaling $0.3 million, workers' compensation in the amount of $0.3 million and various other deposits totaling $1.4 million.

4.  SHORT-TERM  INVESTMENTS

     Short-term investments consist primarily of short-term commercial paper and certificates of deposits. The carrying amount of short-term investments approximates fair value because of the short maturity of these instruments.



5.  ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.

     On April 25, 1997, a wholly-owned subsidiary of the Company, Casino America of Colorado, Inc. formed Isle of Capri Black Hawk L.L.C. ("Isle-Black Hawk"), a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. Isle-Black Hawk owns a casino in Black Hawk, Colorado, which opened on December 30, 1998. The Company has a 57% indirect ownership interest in Isle-Black Hawk. In August 2000, Isle-Black Hawk completed the construction of a hotel containing 237 rooms at the site of the Isle-Black Hawk. Isle of Capri loaned Isle-Black Hawk a total of $5.75 million which was used to develop the hotel. The first loan, $5.0 million, was repaid by Isle-Black Hawk on November 28, 2000. The second loan, $0.75 million, is due and payable upon the redemption of the First Mortgage Notes.

6.  CAPRI  CRUISES,  L.L.C.

     On April 20, 1998, a subsidiary of the Company formed a joint venture with Commodore Holdings Limited, parent company of Commodore Cruise Line, to operate a cruise ship docking from New Orleans. Cruise operations began in early June 1998. In December 2000, the cruise ship ceased operations as a result of Bankruptcy Court filings by Commodore Holdings, Ltd. and certain subsidiaries, the owner of the remaining 50% interest in the joint venture and the operator of the ship. The Company no longer owns an interest in the joint venture and has recorded a charge of approximately $2.9 million in the third quarter ended January 28, 2001 for its investment in this venture and related costs.

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

    Lady  Luck  Gaming  Corporation/Gemini,  Inc.

     On March 2, 2000, the Company acquired Lady Luck in a merger transaction pursuant to which Lady Luck became a wholly-owned subsidiary of the Company. Lady Luck's common stockholders received cash in the amount of $12.00 per share for an aggregate share consideration of approximately $59 million. Lady Luck operated dockside riverboat casinos and hotels in Lula and Natchez, Mississippi; owned a 50% interest in the Lady Luck Casino and Hotel in Bettendorf, Iowa; and on October 29, 1999, acquired the Miss Marquette Casino in Marquette, Iowa for $41.7 million. In November 1999, the Company made a secured loan of approximately $21.0 million to Lady Luck in order to assist Lady Luck in consummating its acquisition of the Miss Marquette. On March 2, 2000, the Company also completed the acquisition of certain intellectual property from entities owned by Lady Luck's former chairman for $31.0 million contemporaneously with the merger. The Company completed the acquisition of the Lady Luck Casino and Hotel in Las Vegas on September 12, 2000. The acquisition price for the Lady Luck Las Vegas facility was $14.5 million.

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

     Davis  Gaming  Boonville,  Inc.

     On May 3, 2000, the Company acquired Isle-Boonville, which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri is developing a casino project in Boonville with a total expected investment of approximately $75.0 million, which includes the purchase price of $11.5 million. Isle of Capri began construction on this project and is funding this development through its Amended and Restated Senior Credit Facility. The Company expects to complete the project in late fall of 2001.

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  MERGERS  AND  ACQUISITIONS (Continued)

     Flamingo  Hilton  Riverboat  Casino,  L.P.

     On June 6, 2000, the Company acquired certain assets of Isle-Kansas City for $33.5 million cash less certain assumed liabilities. Isle of Capri plans to invest an additional $15.0 million in this project, primarily to re-theme the casino into an Isle of Capri casino, of which approximately $10.4 million had been spent as of January 28, 2001. Isle of Capri funded the acquisition and is funding the re-theming through its Amended and Restated Senior Credit Facility.

     President  Casinos  -  Davenport  (Rhythm  City-Davenport)

     On October 10, 2000, a subsidiary of Isle of Capri acquired certain assets of the President Casino and Hotel in Davenport, Iowa from a subsidiary of President Casinos, Inc. for $58.2 million. Isle of Capri anticipates investing up to an additional $23.0 million in this project primarily to re-theme the casino into a Rhythm City Casino, a new brand for the Company. Isle of Capri funded the acquisition and is funding the re-theming through its Amended and Restated Senior Credit Facility.

     The statements of operations reflect results of operations of these acquisitions from their respective acquisition dates.

     Jefferson  County,  Missouri

     On July 26, 2000, the Missouri Gaming Commission selected the Company's Jefferson County, Missouri project for development. The project will primarily serve the South St. Louis metropolitan area. The project is expected to include a 35,000-square-foot casino, the Isle's standard signature restaurants, a 200-room hotel and an entertainment complex. The Company expects to begin construction in late 2001 and to complete the project eighteen to twenty-four months thereafter. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to condemn and/or annex the Company's site in order to prevent development of the project. The Company intends to vigorously oppose these efforts; however, development of the project will be delayed.

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.  LONG-TERM  DEBT


                                                                                        January 28,    April 30,
                                                                                            2001          2000
                                                                                      -------------    ----------
                                                                                              (In thousands)

8 3/4 % senior subordinated notes (described below). . . . . . . . . . . . . . . . .  $    390,000     $  390,000
Variable rate loans (9.84% at January 28, 2001):
  Term loans, due in quarterly installments, including interest, beginning July 2000
     through March 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       464,688        475,000
  Revolver, due March 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        77,000              -
12 1/2 % note payable, due in monthly installments of $125,000, including
   interest, beginning October 1997 through October 2005.. . . . . . . . . . . . . .         5,213          5,818
8 % note payable, due in monthly installments of $66,667, including interest,
   through July 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,068          1,587
8 % note payable, due in monthly installments of $11,365, including interest,
   through December 2015 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          1,213
11% note payable, issued by Isle of Capri Black Hawk L.L.C., due March 2001;
   non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . . . . . . . . .           145            768
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C., due
   August 2004; non-recourse to Isle of Capri Casinos, Inc.. . . . . . . . . . . . .        75,000         75,000
Variable rate TIF Bonds due to City of Bettendorf, due in quarterly installments of various amounts, not including interest; Tax Incremental Financing Payable -
   Interest of approximately 6.7% payments made through incremental property
   taxes to the City until paid in full, maturity no later than 2011 . . . . . . . .         6,766          7,184
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       549,349        481,331
                                                                                      ---------------  ----------
                                                                                         1,027,541        962,901
Less: current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,266         17,400
                                                                                      ---------------  ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,005,275     $  945,501
                                                                                      ===============  ==========


     On April 23, 1999, the Company issued $390 million of 8 3/4 % Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Senior
Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. Interest on the Senior Subordinated Notes is payable semi-annually on each April 15 and October 15 through maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after April 15, 2004 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:


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

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.  LONG-TERM  DEBT  (CONTINUED)

     A substantial part of the proceeds from the Senior Subordinated Notes was used to prepay long-term debt, including all of the $315 million of 12 1/2 % Senior Secured Notes due 2003. The proceeds were also used to pay prepayment premiums, accrued interest and other transaction fees and costs.

     On March 2, 2000 Isle of Capri amended and restated its Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC, as well as to provide financing for the acquisitions of the Isle-Kansas City, Lady Luck Las Vegas, Rhythm City-Davenport, and Isle-Boonville and the construction of a facility at that location. The previous $175.0 million Senior Credit Facility was expanded under the amended and restated agreement to a $600.0 million Senior Credit Facility, including a $125.0 million revolver, of which $77.0 million was drawn as of January 28, 2001. On March 2, 2000, $475.0 million in term loans were funded under the Company's Amended and Restated Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC. A portion of the initial $475.0 million funding was also used to repay outstanding amounts under the existing credit facility and to fund the redemption of Lady Luck indebtedness and preferred stock.

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

     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes with Contingent Interest, due August 31, 2004, that is non-recourse debt to Isle of Capri Casinos, Inc. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of Isle-Black Hawk's Consolidated Cash Flow (as defined by an indenture between Isle-Black Hawk and the trustee, dated August 20, 1997, in connection with the issuance of the First Mortgage Notes (the "Indenture")), provided that no contingent interest was payable prior to commencement of operations and may, under certain circumstances, be deferred. Every six months Isle-Black Hawk has met its debt covenant ratios to pay contingent interest in accordance with the indenture. The amount of contingent interest expense recorded for the three and nine months ended January 28, 2001 was $354,000 and $1,043,000, respectively. The amount of contingent interest expense recorded for the three and nine months ended January 23, 2000 was $290,000 and $756,000, respectively.

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

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.  LONG-TERM  DEBT  (CONTINUED)

     On June 5, 2000, as required by the Indenture Isle-Black Hawk offered to purchase for cash up to $1,246,000 principal amount of their 13% First Mortgage Notes due 2004 at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the payment date. None of the Notes were tendered for purchase. Isle-Black Hawk is required to make an offer based upon the amount of its excess cash flow every year during the term of the bonds.

     Isle of Capri has $2.0 million available in bank lines of credit other than the Senior Credit Facility. As of January 28, 2001, Isle of Capri had no outstanding balances under these lines of credit.

     Isle-Black Hawk obtained a letter of credit, as a requirement to warranty the City of Black Hawk (the "City") improvements according to the subdivision improvement agreement with the city. The letter of credit, totaling $0.4 million, can be drawn upon by the City for repair on the public improvements during the one-year warranty period ending February 2002.

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

     Substantially all of Isle of Capri's assets (other than those related to the Isle-Black Hawk) are pledged as collateral for long-term debt under the Amended and Restated Senior Credit Facility. At January 28, 2001, Isle of Capri was in compliance with all debt covenants.

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

     In May 1998, the Company was named as a defendant in an action brought by several persons who had a contractual right to acquire property in Cripple Creek, Colorado which they sold to one of the Company's subsidiaries in 1995. The plaintiffs allege that the Company breached its purported agreement to construct a casino facility on the property by the end of 1995. In December 1998, the Company's motion to dismiss the complaint was granted by the United States District Court in Denver, Colorado and the dismissal was affirmed by the Tenth Circuit Court of Appeals. The plaintiffs have until May 2001 to decide whether to file a writ of certiorari with the U.S. Supreme Court. The Company intends to vigorously defend all claims and allegations in the action.

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.  CONTINGENCIES  (CONTINUED)

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and judgment was rendered in the Company's favor on September 16, 1999 by the lower court. The case has been reversed on appeal and remanded to the lower court for further proceedings. The Company is vigorously defending this suit.

     Lady Luck was named as a defendant in a purported shareholder class action lawsuit filed alleging violations by Lady Luck of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for alleged material misrepresentations and omissions in connection with Lady Luck's 1993 prospectus and initial public offering of Common Stock. The complaint sought, among other things, injunctive relief, rescission and unspecified compensatory damages. Summary judgement in favor of Lady Luck was granted in February 2001 which judgement is subject to appeal by the plaintiffs.

     Lady Luck and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the case has been briefed and a preliminary decision is expected early in the summer of 2001. The outcome of the case cannot be predicted with any degree of certainty; however, the Company intends to continue vigorously defending the claims asserted in this action.

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

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.  DEFERRED  BONUS  PLAN

     In the second quarter of 2001, the Company's stockholders approved the Deferred Bonus Plan. The Plan provides for the issuance of nonvested stock to eligible officers and employees who agree to receive a deferred bonus in the form of nonvested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years. The nonvested stock issued in connection with the Plan totaled 380,681 shares as of January 28, 2001. In the third quarter 2001, the Company recorded an unearned compensation contra account in stockholders' equity equal to the fair value of the nonvested award and recorded compensation expense for the portion of unearned compensation that had been earned through January 28, 2001.

11.  PREOPENING  EXPENSES

     Preopening expenses of $3.4 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Tunica on July 26, 1999.

12.  LOSS  ON  JOINT  VENTURE  AND  CONTRACT  BUYOUT

     The loss on joint venture and contract buyout of $4.3 million includes a $2.9 million loss due to the termination of the joint venture as a result of Bankruptcy Court filings by Commodore Holdings, Ltd., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture (see footnote 6), and the $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi.

13.  STOCK  REPURCHASE

     In November 2000, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to $1.5 million shares of the Company's outstanding common stock. In January 2001, the Board of Directors approved an additional $1.5 million shares under the stock repurchase program. As of January 28, 2001, a total of 1.7 million shares of common stock had been repurchased at a total cost of $14.1 million.

                                 ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million
8 3/4% Senior Subordinated Notes due 2009 and the payment of all obligations due under the Amended and Restated Senior Credit Facility due March 2007. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three and nine months ended January 28, 2001 and January 23, 2000 and balance sheet as of January 28, 2001 and April 30, 2000.


                           ISLE OF CAPRI CASINOS, INC.
       CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY
                              FINANCIAL INFORMATION
          AS OF JANUARY 28, 2001 (UNAUDITED) AND APRIL 30, 2000 AND FOR
      THE THREE AND NINE MONTHS ENDED JANUARY 28, 2001 AND JANUARY 23, 2000
                                   (UNAUDITED)
                                  (IN THOUSANDS)




                                                                                   (b)
                                              Isle of Capri       (a)          Non-Wholly
                                              Casinos, Inc.      Wholly          Owned       Consolidating
                                                Guarantor        Owned            Non-           and           Isle of Capri
                                                 (Parent        Guarantor       Guarantor     Eliminating      Casinos, Inc.
                                                 Obligor)      Subsidiaries    Subsidiaries     Entries        Consolidated
                                             ---------------  --------------  -------------  ---------------  --------------
Balance Sheet
--------------
As of January 28, 2001 (Unaudited)

Current assets. . . . . . . . . . . . . . .  $       11,696   $       93,371  $      14,170  $            -   $      119,237
Intercompany receivables. . . . . . . . . .         635,751          319,002              8        (954,761)               -
Investments in subsidiaries . . . . . . . .         512,813               50              -        (512,813)              50
Property and equipment, net . . . . . . . .           1,942          796,687        104,344               -          902,973
Other assets. . . . . . . . . . . . . . . .          33,061          327,853          3,158               -          364,072
                                             ---------------  --------------  -------------  ---------------  --------------
Total assets. . . . . . . . . . . . . . . .  $    1,195,263   $    1,536,963  $     121,680  $   (1,467,574)  $    1,386,332
                                             ===============  ==============  =============  ===============  ==============

Current liabilities . . . . . . . . . . . .  $       40,176   $      108,417  $      18,352  $            -   $      166,945
Intercompany payable. . . . . . . . . . . .          23,892          928,801          2,069        (954,762)               -
Long-term debt, less current maturities . .         925,375           16,087         75,000               -        1,016,462
Deferred income taxes . . . . . . . . . . .         (14,800)          35,770              -               -           20,970
Other accrued liabilities . . . . . . . . .               -            9,487              -               -            9,487
Minority interest . . . . . . . . . . . . .               -                -              -          12,084           12,084
Stockholders' equity. . . . . . . . . . . .         220,620          438,401         26,259        (524,896)         160,384
                                             ---------------  --------------  -------------  ---------------  --------------
Total liabilities and stockholders' equity.  $    1,195,263   $    1,536,963  $     121,680  $   (1,467,574)  $    1,386,332
                                             ===============  ==============  =============  ===============  ==============


                               ISLE OF CAPRI CASINOS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                   (b)
                                              Isle of Capri       (a)          Non-Wholly
                                              Casinos, Inc.      Wholly          Owned       Consolidating
                                                Guarantor        Owned            Non-           and           Isle of Capri
                                                 (Parent        Guarantor       Guarantor     Eliminating      Casinos, Inc.
                                                 Obligor)      Subsidiaries    Subsidiaries     Entries        Consolidated
                                             ---------------  --------------  -------------  ---------------  ---------------
Statement of Operations
-----------------------
For the three months ended January 28, 2001
(Unaudited)

Revenue:
     Casino. . . . . . . . . . . . . . . . .  $            -   $     204,642   $     24,559   $            -   $     229,201
     Rooms, food, beverage and other . . . .              35          23,426          1,936                -          25,397
                                              ---------------  --------------  --------------  ---------------  -------------
Total revenue. . . . . . . . . . . . . . . .              35         228,068         26,495                -         254,598

Operating expenses:
     Casino. . . . . . . . . . . . . . . . .               -          46,767          3,840                -          50,607
     Gaming taxes. . . . . . . . . . . . . .               -          41,563          4,879                -          46,442
     Rooms, food, beverage and other . . . .           4,721          99,580          9,690                -         113,991
     Management fee expense (revenue). . . .          (5,250)          4,182          1,068                -               -
     Loss on joint venture & contract buyout           2,867           1,409              -                -           4,276
     Depreciation and amortization . . . . .             294          17,211          1,025                -          18,530
                                              ---------------  --------------  --------------  ---------------  -------------
Total operating expenses . . . . . . . . . .           2,632         210,712         20,502                -         233,846
                                              ---------------  --------------  --------------  ---------------  -------------

Operating income (loss). . . . . . . . . . .          (2,597)         17,356          5,993                -          20,752
Interest expense, net. . . . . . . . . . . .           1,428         (23,557)        (3,005)               -         (25,134)
Minority interest. . . . . . . . . . . . . .               -               -              -           (1,282)         (1,282)
Equity in income (loss) of
     unconsolidated joint venture. . . . . .          (4,498)          5,395              -             (898)             (1)
                                              ---------------  --------------  --------------  ---------------  -------------
Income (loss) before income taxes. . . . . .          (5,667)           (806)         2,988           (2,180)         (5,665)
Income tax benefit . . . . . . . . . . . . .          (2,707)              -              -                -          (2,707)
                                              ---------------  --------------  --------------  ---------------  -------------
Net income (loss). . . . . . . . . . . . . .  $       (2,960)  $        (806)  $      2,988   $       (2,180)  $      (2,958)
                                              ===============  ==============  ==============  ===============  =============

Statement of Operations
------------------------
For the nine months ended January 28, 2001
(Unaudited)

Revenue:
     Casino. . . . . . . . . . . . . . . . .  $            -   $     614,977   $     75,602   $            -   $     690,579
     Rooms, food, beverage and other . . . .             510          61,201          5,288                -          66,999
                                              ---------------  --------------  --------------  ---------------  -------------
Total revenue. . . . . . . . . . . . . . . .             510         676,178         80,890                -         757,578

Operating expenses:
     Casino. . . . . . . . . . . . . . . . .               -         128,600         11,162                -         139,762
     Gaming taxes. . . . . . . . . . . . . .               -         123,114         14,939                -         138,053
     Rooms, food, beverage and other . . . .          13,451         276,637         30,840                -         320,928
     Management fee expense (revenue). . . .         (16,203)         12,968          3,235                -               -
     Loss on joint venture & contract buyout           2,867           1,409              -                -           4,276
     Depreciation and amortization . . . . .             868          46,380          2,400                -          49,648
                                              ---------------  --------------  --------------  ---------------  -------------
Total operating expenses . . . . . . . . . .             983         589,108         62,576                -         652,667
                                              ---------------  --------------  --------------  ---------------  -------------

Operating income . . . . . . . . . . . . . .            (473)         87,070         18,314                -         104,911
Gain on sale of assets . . . . . . . . . . .               -             271              -                -             271
Interest expense, net. . . . . . . . . . . .           3,008         (63,818)        (8,447)               -         (69,257)
Minority interest. . . . . . . . . . . . . .               -               -              -           (4,241)         (4,241)
Equity in income (loss) of
     unconsolidated joint venture. . . . . .          29,033          35,037              -          (64,180)           (110)
                                              ---------------  --------------  --------------  ---------------  -------------
Income (loss) before income taxes. . . . . .          31,567          58,560          9,867          (68,421)         31,573
Income tax provision . . . . . . . . . . . .          14,326               -              -                -          14,326
                                              ---------------  --------------  --------------  ---------------  -------------
Net income (loss). . . . . . . . . . . . . .  $       17,241   $      58,560   $      9,867   $      (68,421)  $      17,247
                                              ===============  ==============  ==============  ===============  ===============


                             ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)





                                                                                   (b)
                                              Isle of Capri       (a)          Non-Wholly
                                              Casinos, Inc.      Wholly          Owned       Consolidating
                                                Guarantor        Owned            Non-           and           Isle of Capri
                                                 (Parent        Guarantor       Guarantor     Eliminating      Casinos, Inc.
                                                 Obligor)      Subsidiaries    Subsidiaries     Entries        Consolidated
                                             ---------------  --------------  -------------  ---------------  ---------------
Statement of Cash Flows
-----------------------
For the nine months ended January 28, 2001
(Unaudited)

Net cash provided by (used in)
     operating activities. . . . . . . . . .  $      (22,410)  $      97,754   $     12,911   $      (33,372)  $      54,883
Net cash provided by (used in)
     investing activities. . . . . . . . . .        (109,575)       (111,486)        (7,937)          33,372   $    (195,626)
Net cash provided by (used in)
     financing activities. . . . . . . . . .          53,274          (3,418)         1,319                -   $      51,175
                                              ---------------  --------------  --------------  ---------------  -------------
Net increase (decrease) in cash and
     cash equivalents. . . . . . . . . . . .         (78,711)        (17,150)         6,293                -         (89,568)
Cash and cash equivalents at
     beginning of the period . . . . . . . .          78,945          82,514          6,513                -         167,972
                                              ---------------  --------------  --------------  ---------------  -------------
Cash and cash equivalents at
     end of the period . . . . . . . . . . .  $          234   $      65,364   $     12,806   $            -   $      78,404
                                              ===============  ==============  ==============  ===============  =============


Statement of Operations
------------------------
For the three months ended January 23, 2000
(Unaudited)

Revenue:
     Casino. . . . . . . . . . . . . . . . .  $            -   $     116,040   $     22,961   $            -   $     139,001
     Rooms, food, beverage and other . . . .             286          13,394          1,043                -          14,723
                                              ---------------  --------------  --------------  ---------------  -------------
Total revenue. . . . . . . . . . . . . . . .             286         129,434         24,004                -         153,724

Operating expenses:
     Casino. . . . . . . . . . . . . . . . .               -          24,260          3,238                -          27,498
     Gaming taxes. . . . . . . . . . . . . .               -          23,833          4,615                -          28,448
     Rooms, food, beverage and other . . . .           1,662          53,246         10,450                -          65,358
     Depreciation and amortization . . . . .             269           8,500            567                -           9,336
                                              ---------------  --------------  --------------  ---------------  -------------
Total operating expenses . . . . . . . . . .           1,931         109,839         18,870                -         130,640
                                              ---------------  --------------  --------------  ---------------  -------------

Operating income . . . . . . . . . . . . . .          (1,645)         19,595          5,134                -          23,084
Interest expense, net. . . . . . . . . . . .          (1,319)         (8,482)        (2,686)               -         (12,487)
Minority interest. . . . . . . . . . . . . .               -               -              -           (1,053)         (1,053)
Equity in income (loss) of
     unconsolidated joint venture. . . . . .          12,087          10,575              -          (23,079)           (417)
                                              ---------------  --------------  -------------  ---------------  --------------
Income (loss) before income taxes. . . . . .           9,123          21,688          2,448          (24,132)          9,127
Income tax provision . . . . . . . . . . . .           4,246               -              -                -           4,246
                                              ---------------  --------------  --------------  ---------------  -------------
Net income (loss). . . . . . . . . . . . . .  $        4,877   $      21,688   $      2,448   $      (24,132)  $       4,881
                                              ===============  ==============  ==============  ===============  =============


                              ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)


                                                                                   (b)
                                              Isle of Capri       (a)          Non-Wholly
                                              Casinos, Inc.      Wholly          Owned       Consolidating
                                                Guarantor        Owned            Non-           and           Isle of Capri
                                                 (Parent        Guarantor       Guarantor     Eliminating      Casinos, Inc.
                                                 Obligor)      Subsidiaries    Subsidiaries     Entries        Consolidated
                                             ---------------  --------------  -------------  ---------------  ---------------
Statement of Operations
-----------------------
For the nine months ended January 23, 2000
(Unaudited)

Revenue:
     Casino. . . . . . . . . . . . . . . .  $            -   $     346,168   $      62,646   $            -   $      408,814
     Rooms, food, beverage and other . . .             663          38,042           3,407                -           42,112
                                            ---------------  --------------  --------------  ---------------  ---------------
Total revenue. . . . . . . . . . . . . . .             663         384,210          66,053                -          450,926

Operating expenses:
     Casino. . . . . . . . . . . . . . . .               -          68,840           8,862                -           77,702
     Gaming taxes. . . . . . . . . . . . .               -          69,778          12,418                -           82,196
     Rooms, food, beverage and other . . .           4,861         161,091          29,972                -          195,924
     Depreciation and amortization . . . .             744          24,960           1,557                -           27,261
                                            ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . .           5,605         324,669          52,809                -          383,083
                                            ---------------  --------------  --------------  ---------------  ---------------

Operating income . . . . . . . . . . . . .          (4,942)         59,541          13,244                -           67,843
Gain on sale of assets . . . . . . . . . .           3,106               -               -                -            3,106
Interest expense, net. . . . . . . . . . .          (2,913)        (25,569)         (8,027)               -          (36,509)
Minority interest. . . . . . . . . . . . .               -               -               -           (2,244)          (2,244)
Equity in income (loss) of
     unconsolidated joint venture. . . . .          37,158          28,056               -          (64,994)             220
                                            ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes. . . . .          32,409          62,028           5,217          (67,238)          32,416
Income tax provision . . . . . . . . . . .          14,375               -               -                -           14,375
                                            ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . .  $       18,034   $      62,028   $       5,217   $      (67,238)  $       18,041
                                            ===============  ==============  ==============  ===============  ===============

Statement of Cash Flows
-----------------------
For the nine months ended January 23, 2000
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
                                            ===============  ==============  ==============  ===============  ===============


                              ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)





                                                                                   (b)
                                              Isle of Capri       (a)          Non-Wholly
                                              Casinos, Inc.      Wholly          Owned       Consolidating
                                                Guarantor        Owned            Non-           and           Isle of Capri
                                                 (Parent        Guarantor       Guarantor     Eliminating      Casinos, Inc.
                                                 Obligor)      Subsidiaries    Subsidiaries     Entries        Consolidated
                                             ---------------  --------------  -------------  ---------------  ---------------
Balance Sheet
-------------
As of April 30, 2000

Current assets. . . . . . . . . . . . . . .  $      130,939   $      99,785   $       7,609   $            -   $      238,333
Intercompany receivables. . . . . . . . . .         584,189         238,811               4         (823,004)               -
Investments in subsidiaries . . . . . . . .         371,070               -               -         (369,156)           1,914
Property and equipment, net . . . . . . . .           5,229         595,306          98,711                -          699,246
Other assets. . . . . . . . . . . . . . . .          46,724         315,729           3,568                -          366,021
                                             ---------------  --------------  --------------  ---------------  ---------------
Total assets. . . . . . . . . . . . . . . .  $    1,138,151   $   1,249,631   $     109,892   $   (1,192,160)  $    1,305,514
                                             ===============  ==============  ==============  ===============  ===============

Current liabilities . . . . . . . . . . . .  $       44,474   $     103,698   $      13,769   $            -   $      161,941
Intercompany payable. . . . . . . . . . . .          23,904         794,475           4,731         (823,015)              95
Long-term debt, less current maturities . .         854,973          15,528          75,000                -          945,501
Deferred income taxes . . . . . . . . . . .         (14,801)         40,564               -                -           25,763
Other accrued liabilities . . . . . . . . .               -           8,851               -                -            8,851
Minority interest . . . . . . . . . . . . .               -               -               -            7,843            7,843
Stockholders' equity. . . . . . . . . . . .         229,601         286,515          16,392         (376,988)         155,520
                                             ---------------  --------------  --------------  ---------------  ---------------
Total liabilities and stockholders' equity.  $    1,138,151   $   1,249,631   $     109,892   $   (1,192,160)  $    1,305,514
                                             ===============  ==============  ==============  ===============  ===============




(a) Certain of the Company's wholly-owned subsidiaries are guarantors on the 8 3/4% Senior Subordinated Notes and the Amended and Restated Senior Credit Facility, including the following: Isle-Biloxi, Isle-Vicksburg, Isle-Tunica, Isle-Bossier City, Isle-Lake Charles and Pompano Park, Inc., Isle-Natchez, Isle-Lula, Isle-Bettendorf, and Isle-Marquette became guarantors as of March 2, 2000, the date of the acquisition. Isle-Boonville, Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport became guarantors as of the dates of their respective acquisition (see note 7).

(b) The following non-wholly-owned subsidiaries are not guarantors on the 8 3/4% Senior Subordinated Notes or the Amended and Restated Senior Credit facility: Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes and the other financial information in this report.

     The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to obtain approvals for a new project in the St. Louis metropolitan area, development of the Isle-Boonville in Boonville, Missouri, and the expansion of amenities at all facilities, including the conversion of the former Lady Luck Gaming facilities and the Isle-Kansas City, into Isle of Capri Casinos and development of the new brand for the Rhythm City-Davenport are forward looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials or labor, and unforeseen delays resulting from a failure to obtain necessary approvals.

GENERAL

     Isle of Capri's results of operations for the nine fiscal months ended January 28, 2001 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Black Hawk, the Isle-Tunica, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, and the Isle-Marquette. Results also include the Isle-Kansas City subsequent to its purchase on June 6, 2000, Lady Luck Las Vegas subsequent to its purchase on September 12, 2000 and Rhythm City - Davenport subsequent to its purchase on October 10, 2000.

     Isle of Capri's results of operations for the nine fiscal months ended January 23, 2000 reflect the consolidated operations of all of Isle of Capri's subsidiaries owned at that time, including the Isle-Biloxi, Isle-Vicksburg, Isle-Bossier, Isle-Lake Charles, the Isle-Black Hawk, and the Isle-Tunica which opened on July 26, 1999. The Rhythm City-Davenport property was purchased on October 10, 2000, the Lady Luck Las Vegas Casino property was purchased on September 12, 2000, the Isle-Kansas City was purchased on June 6, 2000 and the Natchez, Lula, Bettendorf, and Marquette properties were purchased along with other related assets on March 2, 2000 and are not included in the consolidated results for the nine fiscal months ended January 23, 2000.

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

RESULTS  OF  OPERATIONS

Three Fiscal Months Ended January 28, 2001 Compared to Three Fiscal Months Ended January 23, 2000

     Total revenue for the quarter ended January 28, 2001 was $254.6 million, which included $229.2 million of casino revenue, $6.1 million of rooms revenue, $6.1 million of pari-mutuel commissions and $13.2 million of food, beverage and other revenue. This compares to total revenue for the prior year quarter ended January 23, 2000 of $153.7 million, which included $139.0 million of casino revenue, $2.6 million of rooms revenue, $5.5 million of pari-mutuel commissions and $6.7 million of food, beverage and other revenue. Casino revenue increased $90.2 million or 64.9% primarily as a result of a full quarter of operations of the former Lady Luck properties, the Isle-Kansas City, the Lady Luck Las Vegas and the Rhythm City-Davenport. Casino revenue also increased due to improvements made at Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica through the opening of new hotels at these properties in November 2000, August 2000 and November 2000, respectively, partially offset by decrease at Isle-Bossier due to additional competition. Room revenue increased $3.6 million or 139.3% due to a full quarter of operations of the former Lady Luck properties, the Lady Luck Las Vegas and the Rhythm City-Davenport as well as the Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica hotels that opened at these properties in November 2000, in August 2000 and November 2000, respectively. Food, beverage and other revenue increased by $6.5 million or 97.6% as a result of a full quarter of operations of the former Lady Luck properties, the Isle-Kansas City, the Lady Luck Las Vegas and the Rhythm City-Davenport. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the quarter ended January 28, 2001 totaled $50.6 million, or 22.1% of casino revenue, versus $27.5 million, or 19.8% of casino revenue, for the quarter ended January 23, 2000. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue for the combined original five Isle of Capri properties.

     Operating expenses for the quarter ended January 28, 2001 also included room expenses of $3.1 million or 50.8% of room revenue from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Lula, Isle-Bettendorf, Isle-Marquette, Isle-Tunica, Isle-Black Hawk, Lady Luck Las Vegas and Rhythm City-Davenport compared to $1.3 million or 48.7% of room revenue for the quarter ended January 23, 2000 from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, and the Isle-Vicksburg. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the quarter ended January 28, 2001, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $46.4 million, compared to $28.4 million for the quarter ended January 23, 2000, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. For the quarter ended January 23, 2000, state and local gaming taxes were only paid in Louisiana, Mississippi and Colorado.

     Food, beverage and other expenses totaled $8.2 million for the quarter ended January 28, 2001, compared to $4.2 million for the quarter ended January 23, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of the original Isle facilities. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues decreased from 62.4% for the quarter ending January 23, 2000 to 62.1% for the quarter ended January 28, 2001.

     Marine and facilities expenses totaled $16.8 million for the quarter ended January 28, 2001, versus $8.4 million for the quarter ended January 23, 2000. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have increased as a result of the expansion in the number of properties operated by the Company.

     Marketing and administrative expenses totaled $81.5 million, or 32.0% of total revenue, for the quarter ended January 28, 2001, versus $47.5 million, or 30.9% of total revenue, for the quarter ended January 23, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the expansion in the number of properties operated by the Company and continued expansion of Isle facilities.

     A loss on joint venture and contract buyout totaled $4.3 million for the quarter ended January 28, 2001. This includes a $2.9 million loss due to the termination of the joint venture as a result of Bankruptcy Court filings by Commodore Holdings, LTD., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture (see footnote 6), and the $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi.

     Depreciation and amortization expense was $18.5 million for the quarter ended January 28, 2001 and $9.3 million for the quarter ended January 23, 2000. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service or acquired and goodwill.

     Interest expense was $25.6 million for the quarter ended January 28, 2001, net of capitalized interest of $0.3 million versus $13.6 million for the quarter ended January 23, 2000, net of capitalized interest of $0.3 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $3.0 million related to Isle-Black Hawk is included in interest expense in the quarter ended January 28, 2001. This compares to interest expense of $2.5 million, net of capitalized interest of $0.3 million, for the quarter ended January 23, 2000.

     Isle of Capri's effective tax rate was 47.8% for the quarter ended
January 28, 2001 and 46.5% for the quarter ended January 23, 2000, and includes the effects of non-deductible goodwill amortization for income tax purposes.

Nine Fiscal Months Ended January 28, 2001 Compared to Nine Fiscal Months Ended January 23, 2000

     Total revenue for the nine months ended January 28, 2001 was $757.6 million, which included $690.6 million of casino revenue, $17.2 million of rooms revenue, $14.1 million of pari-mutuel commissions and $35.7 million of food, beverage and other revenue. This compares to total revenue for the prior year nine months ended January 23, 2000 of $450.9 million, which included $408.8 million of casino revenue, $8.0 million of rooms revenue, $13.8 million of pari-mutuel commissions and $20.3 million of food, beverage and other revenue.

     Casino revenue increased $281.8 million or 68.9% primarily as a result of a full nine months of operations of the former Lady Luck properties, the inclusion of approximately eight months of operating results from the acquisition of the Isle-Kansas City, the inclusion of approximately five months of operating results from the acquisition of Lady Luck Las Vegas, the inclusion of approximately four months of operating results from the acquisition of Rhythm City-Davenport, and the improvements at Isle-Black Hawk and Isle-Lake Charles. Room revenue increased $9.1 million or 114.2% due to a full nine months of operations of the former Lady Luck properties, Lady Luck Las Vegas, Rhythm City Davenport and the Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica hotels that opened in November 2000, in August 2000 and November 2000, respectively. Food, beverage and other revenue increased by $15.4 million or 76.1% as a result of a full nine months of operations of the former Lady Luck properties, the inclusion of approximately eight months of operating results from the acquisition of the Isle-Kansas City, the inclusion of approximately five months of operating results from the acquisition of Lady Luck Las Vegas, and the inclusion of approximately four months of operating results from the acquisition of Rhythm City-Davenport. Revenue does not reflect the retail value of any complimentaries.

     Casino operating expenses for the nine months ended January 28, 2001 totaled $139.8 million, or 20.2% of casino revenue, versus $77.7 million, or 19.0% of casino revenue, for the nine months ended January 23, 2000. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue for the combined original Isle of Capri properties.

     Operating expenses for the nine months ended January 28, 2001 also included room expenses of $8.2 million or 47.8% of room revenue from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Lula, Isle-Bettendorf , Isle-Marquette and Isle-Black Hawk compared to $3.7 million or 46.2% of room revenue for the nine months ended January 23, 2000 from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, and the Isle-Vicksburg. These expenses relate to the direct cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the nine months ended January 28, 2001, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $138.1 million, compared to $82.2 million for the nine months ended January 23, 2000, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. For the nine months ended January 23, 2000, state and local gaming taxes were paid in Louisiana, Mississippi and Colorado.

     Food, beverage and other expenses totaled $22.8 million for the nine months ended January 28, 2001, compared to $12.5 million for the nine months ended January 23, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased from 61.5% for the nine months ending January 23, 2000 to 64.0% for the nine months ended January 28, 2001. This was attributable to the inclusion for five months of operations of the Lady Luck-Las Vegas operations in the downtown Las Vegas market, whose food and beverage expense is significantly higher than other Isle properties. The increase was also due to the start up costs related to the opening of food and beverage outlets related to the opening of hotels at Isle-Lake Charles, Isle-Tunica and Isle-Black Hawk and the newly acquired outlets at Isle-Kansas City that have not been converted to Isle standards.

     Marine and facilities expenses totaled $45.9 million for the nine months ended January 28, 2001, versus $26.9 million for the nine months ended January 23, 2000. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. These expenses have increased as a result of the expansion in the number of properties operated by the Isle of Capri.

     Marketing and administrative expenses totaled $233.6 million, or 30.8% of total revenue, for the nine months ended January 28, 2001, versus $138.9 million, or 30.8% of total revenue, for the nine months ended January 23, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the expansion in the number of properties operated by the Isle of Capri and continued expansion of Isle facilities.

     Pre-opening expenses of $3.4 million for the nine months ended January 23, 2000 represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the Isle-Tunica, which opened on July 26, 1999.

     Isle of Capri's results of operations for the nine months ended January 28, 2001 included a gain on sale of assets of $0.3 million compared to $3.1 million for the nine months ended January 23, 2000. Both gains related to the sale of an option to purchase 135 acres of land adjacent to the Pompano Park, Inc. facility.

     A loss on joint venture and contract buyout totaled $4.3 million for the nine months ended January 28, 2001. This includes a $2.9 million loss due to the termination of the joint venture as a result of Bankruptcy Court filings by Commodore Holdings, LTD., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture (see footnote 6), and the $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi.

     Depreciation and amortization expense was $49.6 million for the nine months ended January 28, 2001 as compared to $27.3 million for the nine months ended January 23, 2000. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The 81.7% increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service or acquired and goodwill.

     Interest expense was $72.9 million for the nine months ended January 28, 2001, net of capitalized interest of $3.4 million versus $39.2 million for the nine months ended January 23, 2000, net of capitalized interest of $1.5 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $8.2 million net of capitalized interest of $.07 million related to Isle-Black Hawk is included in interest expense in the nine months ended January 28, 2001. This compares to interest expense of $7.6 million, net of capitalized interest of $0.6 million, for the nine months ended January 23, 2000.

     Isle of Capri's effective tax rate was 45.4% for the nine months ended January 28, 2001 and 44.3% for the nine months ended January 23, 2000, and includes the effects of non-deductible goodwill amortization for income tax purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At January 28, 2001, Isle of Capri had cash and cash equivalents of $78.4 million compared to $168.0 million in cash and cash equivalents and $39.0 million in short-term investments at April 30, 2000. The $89.6 million decrease in cash is the net result of $195.6 million net cash used in investing activities, $54.9 million net cash provided by operating activities, and $51.2 million net cash provided by financing activities.

     For the nine months ended January 28, 2001, Isle of Capri used net cash of $195.6 million for investing activities. Isle of Capri invested $128.6 million in the development of Isle-Boonville, construction of hotels at Isle-Black Hawk and Isle-Lake Charles, construction of a hotel and two theaters at Isle-Tunica, conversion of the former Lady Luck properties into Isle of Capri properties and renovations at Isle-Kansas City and Rhythm City-Davenport. Isle of Capri also invested $112.0 million in the acquisitions of Isle-Kansas City, Lady Luck Las Vegas and Rhythm City - Davenport. Isle of Capri received $39.0 million from the sale of short-term investments.

     During the nine months ended January 28, 2001, Isle of Capri provided net cash of $51.2 million for financing activities. Isle received $92.0 million in proceeds from debt of which $90.0 million was borrowed under the Revolver. The Revolver is due March 2005 and is a variable rate debt instrument currently at 9.84% interest rate. Isle reduced the Senior Credit Facility and other debt by $27.4 million and purchased 1.7 million shares of its common stock at a total cost of $14.1 million.

     On May 3, 2000, Isle of Capri acquired Isle-Boonville, which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri is currently developing the casino project with a total expected investment of approximately $75.0 million that includes the total purchase price of $11.5 million. Isle of Capri is funding this development through its Amended and Restated Senior Credit Facility. The Company expects to complete the project in the fall of 2001. A significant portion of the principal near term capital requirements will be related to the construction of the Isle-Boonville, of which $17.7 million was expended as of January 28, 2001.

     On June 6, 2000, Isle of Capri acquired Isle-Kansas City for $33.5 million cash less certain assumed liabilities. Isle of Capri has invested an additional $15.0 million in this project, primarily to re-theme the casino into an Isle of Capri casino. Isle of Capri funded the acquisition and the re-theming through its Amended and Restated Senior Credit Facility. The Company expects to complete the project in March and as of January 28, 2001 the Company has spent $10.4 million.

     Isle of Capri completed the acquisition of the Lady Luck Las Vegas casino and hotel on September 12, 2000. The acquisition price for the Lady Luck Las Vegas facility was $14.5 million. Isle of Capri funded the acquisition through its Amended and Restated Senior Credit Facility.

     On October 10, 2000, the Company purchased the Rhythm City-Davenport from a subsidiary of President Casinos, Inc., for $58.2 million. Isle of Capri is investing up to an additional $23.0 million in this project, primarily to replace the existing boat and re-theme the casino into a Rhythm City Casino. Isle of Capri funded the acquisition and is funding the re-theming through its Amended and Restated Senior Credit Facility. The Company expects the project to be substantially complete by the end of the fiscal year and as of January 28, 2001 the Company has spent $5.9 million.

     All of Isle of Capri's development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

     Isle of Capri is investing up to an estimated $35.0 million to re-theme the Lady Luck casinos into Isle of Capri casinos. As of January 28, 2001, $23.1 million was spent on this project.

       Isle of Capri anticipates that capital improvements approximating $28.1 million will be made during fiscal 2001 to maintain its existing facilities and remain competitive in its markets. As of the nine months ended January 28, 2001, Isle of Capri has spent $14.0 million on maintenance capital improvements.

     The Missouri Gaming Commission has selected the Isle of Capri's Jefferson County, Missouri project for development. This project is located in unincorporated Jefferson County and will primarily serve the South St. Louis metropolitan area. The Company expects to begin construction in late 2001 and to complete the project eighteen to twenty-four months thereafter. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to condemn and/or annex Isle of Capri's site in order to prevent development of the project. Isle of Capri intends to vigorously oppose these efforts; however, development of the project has been delayed. In addition, another town located near the Company's site is attempting to annex the property and will have an election on the annexation issue on April 3, 2001. That town has not yet approved gaming in a local election, so that issue will also be voted upon on April 3, 2001. In the event that the property is annexed and the majority of voters do not approve gaming, the Company could be precluded from developing the project.

     A joint venture in which Isle of Capri owns a 45% interest has applied to the Louisiana Gaming Control Board for the issuance of a gaming license in Morgan City, Louisiana. A decision is expected from the Louisiana Gaming Control Board during the second half of 2001.

     Isle of Capri expects that available cash and cash from future operations, as well as borrowings under its Amended and Restated Senior Credit Facility, will be sufficient to fund future expansion and planned capital expenditures, service debt and meet working capital requirements. There is no assurance that Isle of Capri will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow Isle of Capri to remain competitive in its existing markets. In addition, the Indenture governing the Senior Subordinated Notes restricts, among other things, Isle of Capri's ability to borrow money, create liens, make restricted payments and sell assets.

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

     Isle of Capri must repay all amounts borrowed under its Amended and Restated Senior Credit Facility by March 2007. Isle of Capri is required to make quarterly principal payments on the $475.0 million term loan portion of its Amended and Restated Senior Credit Facility that began in March 2000. Such payments were initially $3.4 million per quarter and increase by $1.25 million per quarter in July of each year that the term loan is outstanding beginning July 2001. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its Amended and Restated Senior Credit Facility and interest payments of $17.1 million semi-annually on its Senior Subordinated Notes.

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

     In May 1998, we were named as a defendant in an action brought by several persons who had a contractual right to acquire property in Cripple Creek, Colorado which they sold to one of our subsidiaries in 1995. The plaintiffs allege that we breached our purported agreement to construct a casino facility on the property by the end of 1995. In December 1998, our motion to dismiss the complaint was granted by the United States District Court in Denver, Colorado and was affirmed by the Tenth Circuit Court of Appeals. The plaintiffs have until May 2001 to decide whether to file a writ of certiorari with the U.S. Supreme Court. We intend to vigorously defend all claims and allegations in the action.

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and judgment was rendered in our favor on September 16, 1999 by the lower court. The case has been reversed on appeal and remanded to the lower court for further proceedings. The Company is vigorously defending this suit.

     Lady Luck was named as a defendant in a purported shareholder class action lawsuit alleging violations by Lady Luck of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for alleged material misrepresentations and omissions in connection with Lady Luck's 1993 prospectus and initial public offering of Common Stock. The complaint sought, among other things, injunctive relief, rescission and unspecified compensatory damages. Summary judgement in favor of Lady Luck was granted in February 2001 which judgement is subject to appeal by its plaintiffs.

     Lady Luck and particular joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the case has been briefed and a preliminary decision is expected early in the summer of 2001. The outcome of the case cannot be predicted with any degree of certainty; however, we intend to vigorously defend the claims asserted in this action.

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

ITEM  5.       OTHER  INFORMATION.

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.



    (a)  Documents Filed as Part of this Report.
         ---------------------------------------

1..  Exhibits.
     ---------

     None.

2..  Reports on Form 8-K.
     --------------------

     During the quarter ended January 28, 2001, the Company filed the following reports on Form 8-K:

     Current Report on Form 8-K filed on November 21, 2000, regarding Item 5 which announced the Company's earnings for the second quarter ended October 29, 2000.

     Current Report on Form 8-K filed on January 9, 2001, regarding Item 5 which announced its expected earnings shortfall for the third quarter ending January 28, 2001.

     Current Report on Form 8-K filed on January 11, 2001, regarding Item 5 which announced the registrant's plans to repurchase up to an additional 1,500,000 shares of its common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  March 14, 2001              /s/  Rexford  A.  Yeisley
                                    --------------------------
                                    Rexford A. Yeisley, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     EXHIBIT
------     -------

None.