Form 10-K405
period 2001-04-29
ISLE OF CAPRI CASINOS INC
filed 2001-07-30
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK  ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 29, 2001

                                       OR

[    ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                         Commission File Number 0-20538
                                                -------

                           ISLE OF CAPRI CASINOS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                    41-1659606
----------------------------------------------------  ----------------------
(State or other jurisdiction . . . . . . . . . . . .        (I.R.S. Employer
of incorporation or organization). . . . . . . . . .  Identification Number)

1641 Popps Ferry Road, Biloxi, Mississippi . . . . .                   39532
----------------------------------------------------  ----------------------
(Address of principal executive offices) . . . . . .              (Zip Code)

Registrant's telephone number, including area code:.          (228) 396-7000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates1 of the Company is $233,964,864, based on the last reported sale price of $10.14 per share on July 20, 2001 on the NASDAQ Stock Market; multiplied by 23,073,458 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of July 20, 2001, the Company had a total of 30,642,762 shares of Common Stock outstanding.

1 Affiliates for the purpose of this item refer to the directors, executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

                       DOCUMENT INCORPORATED BY REFERENCE:

             Document                 Part of Form 10-K into which Incorporated
             --------                 -----------------------------------------
Isle  of Capri Casinos, Inc.'s
Definitive Proxy Statement for
its Annual Meeting of Stockholders
to be held October 2, 2001.                           Part III

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-K
                                      INDEX

                                                                         PAGE
                                                                         ----

PART I                                                                      1
------

ITEM 1.     BUSINESS                                                        1

ITEM 2.     PROPERTIES                                                     28

ITEM 3.     LEGAL PROCEEDINGS                                              31

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            32

PART II                                                                    33
-------

ITEM 5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDERS'  MATTERS                                         33

ITEM 6.     SELECTED FINANCIAL DATA                                        34

ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            CONDITION  AND  RESULTS  OF  OPERATIONS                        35

ITEM 7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
            ABOUT  MARKET  RISK                                            42

ITEM 8.     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                     43

ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING  AND  FINANCIAL  DISCLOSURE                         83

PART III                                                                   83
--------

ITEM 10.    DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT              83

ITEM 11.    EXECUTIVE COMPENSATION                                         83

ITEM 12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
            MANAGEMENT                                                     83

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 83

PART IV                                                                    84
-------

ITEM 14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
            ON  FORM  8-K                                                  84

SIGNATURES                                                                 85

                                  PART I
                                  ------------

ITEM  1.          BUSINESS.

OVERVIEW

     We are a leading developer, owner and operator of branded gaming and related lodging and entertainment facilities in growing markets in the United States. We were incorporated in Delaware in February 1990 under the name Kana Corporation. In 1992 our name was changed to Casino America, Inc. On September 28, 1998 our name was changed to Isle of Capri Casinos, Inc. We conduct our business through subsidiaries, and our principal asset is our ownership interest in those subsidiaries, which in turn hold substantially all of the assets of our businesses. Our principal executive offices are located at 1641 Popps Ferry Road, Biloxi, MS 39532, and our telephone number is 228/396-7000.

     On March 2, 2000, we merged with Lady Luck Gaming Corporation ("Lady Luck"). Lady Luck wholly owned the Lady Luck Casino and Hotel facilities in Lula, Mississippi, Natchez, Mississippi and Marquette, Iowa, and owned a 50% interest in the Lady Luck Casino & Hotel in Bettendorf, Iowa (collectively, the "Lady Luck properties"). In addition, on March 2, 2000 we acquired Bettendorf Riverfront Development Corporation ("BRDC") which was owned by family members of Bernard Goldstein, our chairman of the board and chief executive officer, including Robert Goldstein, and which owned the remaining 50% interest in the Lady Luck Casino & Hotel in Bettendorf, Iowa. Each of the Lady Luck properties was rethemed and converted to Isle of Capri branded properties. The Lady Luck acquisition and conversion of the Lady Luck properties was funded through our Senior Secured Credit Facility, which was amended and restated in connection with the acquisition (the "Senior Secured Credit Facility"). In connection with the BRDC acquisition, we issued 6.3 million shares of common stock to BRDC's shareholders.

     On May 3, 2000, we acquired Davis Gaming Boonville, Inc. (the "Isle-Boonville") which has preliminary approval to develop a gaming facility in Boonville, Missouri. We are developing a casino project in Boonville with a total expected investment of approximately $75.0 million, which includes the purchase price of $11.5 million. We expect to complete the project in late fall of 2001.

     On June 6, 2000, we acquired the Kansas City Flamingo Casino (the "Isle-Kansas City") from a subsidiary of Hilton Hotels Corporation and have renovated and re-themed the property as an Isle of Capri. The acquisition and renovation were funded through our Senior Secured Credit Facility.

     The Company completed the acquisition of the Lady Luck Casino and Hotel in Las Vegas ("Lady Luck Las Vegas") on September 12, 2000. The acquisition of the Lady Luck Las Vegas facility was funded through our Senior Secured Credit Facility.

     On  October  10,  2000,  we  acquired  the  President  Casino  and Hotel in
Davenport, Iowa ("Rhythm City - Davenport") from a subsidiary of President Casinos, Inc. Isle of Capri has re-themed the casino into a Rhythm City Casino ("Rhythm City"), a new brand for the Company. Isle of Capri funded the acquisition and re-theming through our Senior Secured Credit Facility.

     As a result of the Lady Luck, BRDC, Isle-Kansas City, Rhythm City - Davenport and the Lady Luck Las Vegas acquisitions, we now wholly own and operate 12 gaming facilities located in Lake Charles and Bossier City, Louisiana, Biloxi, Vicksburg, Tunica, Natchez and Lula, Mississippi, Bettendorf, Marquette, and Davenport, Iowa, Kansas City, Missouri and Las Vegas, Nevada. We also own a 57% interest in and operate a casino and hotel facility in Black Hawk, Colorado. The gaming facilities in Lake Charles, Bossier City, Biloxi, Vicksburg, Tunica, Natchez, Lula, Kansas City, Marquette, Bettendorf and Black Hawk operate under the name "Isle of Capri" and feature our distinctive tropical island theme. The gaming facility in Davenport, Iowa operates under the name "Rhythm City." The gaming facility in Las Vegas, Nevada will continue to operate under the "Lady Luck" name. In addition, we wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida.

     For the fiscal year ended April 29, 2001, we had net revenue of $982.8 million and EBITDA of $224.2 million.

STRATEGY

     Our business strategy, which has been implemented in our existing operations, emphasizes the standardized operation and development of value-oriented gaming facilities and complimentary amenities with a tropical island theme using the "Isle of Capri Casino" brand name. We believe that the consistent use of the Isle of Capri Casino name and associated theme has created a readily identifiable brand image connoting excitement, quality and value, complimented by an emphasis on customer service and non-gaming entertainment amenities. We seek to identify slot-oriented customers and active casino patrons through the use of database marketing and generate repeat visits to our gaming facilities. We believe that our strategy fosters customer loyalty, enhances our ability to compete effectively in existing markets, and facilitates the consistent, efficient and cost-effective development of gaming facilities in new markets. We also believe that good community relations are fundamental to our success and, as a result, we take an active role in community activities in each jurisdiction in which we have gaming facilities. With the development of the Rhythm City in Davenport, we have created a second brand that we believe will be identifiable and will allow us to create customer loyalty both in Davenport and in any other markets in which the brand may be utilized.

     We have historically identified and entered new gaming markets that we believe provide attractive long-term opportunities and added amenities at existing properties as market conditions have warranted. In November 2000, August 2000 and November 2000, respectively, we completed construction of a hotel and two theaters at the Isle-Tunica, a hotel at the Isle-Black Hawk and an additional hotel at the Isle-Lake Charles. We are also considering the construction of additional lodging facilities, casino improvements or other amenities at the Isle-Bossier City, the Isle-Biloxi and the Isle-Kansas City. We are currently developing a casino in Boonville, Missouri and have received preliminary approval from the Missouri Gaming Commission to develop a casino and hotel facility in Jefferson County, Missouri, which is in the St. Louis metropolitan area. We also expect to continue reviewing gaming opportunities in new markets on the basis of demographic, regulatory, competitive and other factors.

MARKETING

     We attract customers to our casinos by designing and implementing marketing and promotional programs that emphasize our Isle of Capri and Rhythm City themes and generate loyal customers. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. These programs are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our brands.

     As of July 6, 2001, our database contained approximately 4.3 million members, of whom approximately 650,000 receive regular mailings. To develop this database, we offer all of our customers membership in the Island Gold Players Club at Isle of Capri properties and the Fan Club at the Rhythm City - Davenport, which allows them to earn points based on play and redeem these points for casino cash tokens, prizes and complimentary services at any of our casinos. Island Gold Players club and Fan Club members receive a card that, when inserted into a slot machine or presented at a gaming table at the issuing facility, allows us to track their gaming preferences, maximum, minimum and total amount wagered and frequency of visits. Players are classified in groups according to these characteristics. Our database is used for direct mailings, giveaways and other promotional events that are tailored to these specific groups of players. We have effectively used our database to encourage repeat visits, increase customers' length of stay and improve our operating results.

CURRENT  OPERATIONS


Here is an overview of our existing casino properties:

                                 ISLE          ISLE          ISLE         ISLE          ISLE
                                 BILOXI        VICKSBURG     NATCHEZ      BOSSIER CITY  LAKE CHARLES
                                 ------------  ------------  -----------  ------------  -------------
DATE OPENED . . . . . . . . . .  AUG-92        AUG-93        FEB-93 (1)   MAY-94        JUL-95

  Casino square footage . . . .        32,500        27,000       17,634        18,243         48,900
  Slot machines . . . . . . . .         1,090           767          704         1,118          1,715
  Table games . . . . . . . . .            25            25           16            40             85
  Hotel rooms . . . . . . . . .           367           122          143           560            493
  Parking spaces. . . . . . . .         1,300         1,100          908         2,005          2,000

                                   ISLE           ISLE         ISLE          ISLE         ISLE
                                  TUNICA         LULA         KANSAS CITY   BLACK HAWK   BETTENDORF
                                ------------  ------------  ------------  -----------  ------------
DATE OPENED . . . . . . . . . .  JUL-99        JUN-94 (1)    OCT-96 (1)   DEC-98        APR-95 (1)

  Casino square footage . . . .        28,000        55,750       30,000        43,000         26,444
  Slot machines . . . . . . . .           879         1,498        1,071         1,144          1,047
  Table games . . . . . . . . .            14            41           30            14             38
  Hotel rooms . . . . . . . . .           227           486            -           237            256
  Parking spaces. . . . . . . .         1,772         1,780        2,054         1,100          1,539

                                 LADY LUCK     RHYTHM CITY   ISLE
                                 LAS VEGAS     DAVENPORT     MARQUETTE
-------------------------------  ------------  ------------  ----------
DATE OPENED . . . . . . . . . .  JAN-64 (1)    APR-91 (1)    DEC-94 (1)

  Casino square footage . . . .        37,000        30,044       18,747
  Slot machines . . . . . . . .           805         1,016          742
  Table games . . . . . . . . .            20            22           19
  Hotel rooms . . . . . . . . .           805           191           25
  Parking spaces. . . . . . . .           454           958          750

    (1) opened by a prior owner





The  Isle-Biloxi

     The Isle-Biloxi, which commenced operations on August 1, 1992, was the first gaming facility to open in Mississippi, and is one of nine dockside gaming facilities operating on the Mississippi Gulf Coast (which includes Biloxi, Gulfport and Bay St. Louis). Biloxi is the closest gaming market to Mobile, Alabama, a metropolitan area with a population of approximately 800,000, that is located approximately 60 miles east of Biloxi. The Isle-Biloxi is located at the eastern end of a cluster of facilities known as "Casino Row" and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

     The Isle-Biloxi's eight-acre facility consists of a 50,000 square foot dockside gaming facility containing 32,500 square feet of gaming space with 1,090 slot machines and 25 table games on two levels, an adjacent land-based pavilion, a 356-room hotel and on-site parking for 1,300 vehicles. The 32,000 square foot, 50-foot high pavilion offers a wide variety of non-gaming amenities, including a 119-seat Farraddays' restaurant, a 504-seat Calypso's buffet, a 50-seat Tradewinds deli, Caribbean Cove, an open-air lounge area that can accommodate 116 customers and a Fantasy Isle Arcade of arcade games for all ages. Calypso's and Farraddays' provide panoramic views of the Gulf of Mexico and Deer Island. Caribbean Cove is located at the center of the pavilion and is surrounded by a dramatic fountain and an entertainment stage. The entertainment area features a stage and sound system used for special events. Musical performances in the pavilion are scheduled six days a week providing a Caribbean feel to Calypso's, Tradewinds and the hotel lobby. Headliner entertainment appears monthly in the Flamingo Bay Ballroom with a portion of the seating reserved for loyal customers. We are currently evaluating expansion at the Isle-Biloxi that could include additional parking in the first phase.

     The 356-room Isle of Capri hotel facility is directly accessible from the casino through the atrium. The hotel offers spacious rooms, most with balconies overlooking a marina, and provides amenities, including meeting rooms, full room service, a heated pool and exercise facilities with a hot tub, a dry sauna and massage therapy.

     We believe that the Isle-Biloxi attracts customers from the local area, Alabama, Florida, Georgia and southeastern Louisiana, including New Orleans and Baton Rouge. There are approximately 800,000 and 2.9 million people residing within 50 to 100 miles, respectively, of the Isle-Biloxi. The Mississippi Gulf Coast market had gaming revenue of $1.2 billion for the twelve months ended April 2001.

The  Isle-Vicksburg

     The Isle-Vicksburg, which commenced operations on August 9, 1993, was the first of four dockside gaming facilities to open in the Vicksburg, Mississippi market. Vicksburg is the closest gaming market to Jackson, Mississippi, a metropolitan area with a population of approximately 450,000 that is located approximately 40 miles east of Vicksburg.

     The Isle-Vicksburg is located on an 18-acre site along the Mississippi River, approximately one-mile north of Interstate 20, and consists of a 27,000 square foot dockside casino, an on-site 122-room hotel and a 12,483 square foot land-based pavilion. The casino has two levels with a total of 767 slot machines and 25 table games. The Isle-Vicksburg provides on-site parking for 900 vehicles.

     The land-based pavilion offers customers a wide variety of non-gaming amenities, including a 68-seat Farraddays' restaurant, a 340-seat Calypso's buffet, a Tradewinds deli, live entertainment, a Banana Cabana souvenir gift shop, an Island Gold Players Club booth and a reception area. Customers have easy access to the second level of the casino from the land-based pavilion by either escalator or a wide stairway, both of which provide panoramic views of the Mississippi River through a wall of windows.

     In February 1999, we opened an on-site 122-room hotel at the Isle-Vicksburg, which has 69 deluxe rooms with balconies overlooking the Mississippi River. The hotel is located on the bank of the Mississippi River, adjacent to the casino. The Isle-Vicksburg's 67-space recreational vehicle park is located approximately one-half mile from the casino and provides off-site parking for 200 vehicles.

     The Vicksburg market had gaming revenue of $230 million for the twelve months ended April 2001. We believe that the Isle-Vicksburg attracts customers primarily from Vicksburg and Jackson, Mississippi, northeastern Louisiana and tourists from other locales. Approximately 530,000 and 1.5 million people live within 50 and 100 miles, respectively, of the Isle-Vicksburg.

The  Isle-Natchez

     The Isle - Natchez commenced operations as a Lady Luck Casino in February 1993, and is the only gaming facility serving the Natchez area. The facility includes a three-story, dockside casino containing approximately 17,634 square feet of gaming space, 704 slot machines and 16 table games. Isle-Natchez also owns and operates a 143-room hotel containing convention and banquet facilities which is located approximately 1 mile from the casino, as well as a 85-seat Farraddays' restaurant located near the casino facility and a 150-seat Calypso's buffet.

The  Isle-Bossier  City

     The Isle-Bossier City, which commenced operations on May 20, 1994, is one of five dockside gaming facilities currently operating in the Bossier City/Shreveport, Louisiana market. Bossier City/Shreveport is the closest gaming market to Dallas/Ft. Worth, Texas, a metropolitan area with a population of approximately 4.5 million that is located approximately 190 miles west of Bossier City/Shreveport.

     The Isle-Bossier City is located on a 38-acre site along the Red River approximately one-quarter mile off Interstate 20 and has a dockside riverboat casino, a land-based entertainment pavilion, a parking garage and an on-site 305-room deluxe hotel. We also own and operate a 225-room hotel two miles from the Isle-Bossier City. The casino has approximately 20,000 square feet of gaming space on three levels with 1,118 slot machines, 40 table games and a video poker bar. The approximately 39,000 square foot land-based pavilion features towering palm trees, exotic rock formations and a waterfall. The land-based pavilion and hotel facilities offer a wide variety of non-gaming amenities, including a 71-seat Farraddays' restaurant, a 293-seat Calypso's buffet, a 44-seat Tradewinds deli, Caribbean Cove, which features free, live entertainment and can accommodate 550 customers, a Banana Cabana souvenir gift shop, an entertainment lounge area, a large nine-screen television wall featuring sporting events, an Island Gold Players Club booth, an arcade, banquet and meeting facilities, a heated pool and exercise facilities with a hot tub. The Isle-Bossier City has on-site parking for 2,005 cars, of which 900 are accommodated in an attached parking garage. Additional overflow parking is available nearby on weekends.

     The Bossier City/Shreveport market had gaming revenue of $724 million for the twelve months ended April 2001. We believe that the Isle-Bossier City attracts customers primarily from the local area, northeastern Texas and the Dallas/Ft. Worth metropolitan area. Approximately 550,000 and 1.8 million people live within 50 and 100 miles, respectively, of the Isle-Bossier City.

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

     The Isle-Lake Charles is located on a 19-acre site along the Calcasieu River adjacent to Interstate 10 in Calcasieu Parish, one mile from the City of Lake Charles. Our Crown riverboat has 24,700 square feet of gaming space with 761 slot machines and 41 table games on three levels. Our Grand Palais riverboat has 24,200 square feet of gaming space with 954 slot machines and 44 table games on two levels. Each of our riverboats has a large bar and foyer and the Grand Palais riverboat has a top level which is not yet utilized. As of April 1, 2001, we are no longer required to cruise.

     We opened our new on-site 252-room deluxe hotel in November 2000. We also offer on-site accommodations to our customers through the Inn at the Isle, a 241-room hotel, and provide free valet and self-parking for more than 2,000 vehicles, including approximately 1,400 spaces in an attached parking garage from which patrons can access the pavilion by elevator. The lighted rooftop rotunda of the Isle-Lake Charles' pavilion is topped by the Isle of Capri parrot which is 145 feet above the ground and visible from Interstate 10. We believe that these amenities help us attract a significant portion of the overnight visitors from Texas.

     The Isle-Lake Charles also includes a 105,000 square foot land-based pavilion. The pavilion is based on a tropical island theme and includes rock formations, waterfalls, water arches with jets of water shooting up to 30 feet in the air, ponds with porcelain sea life, flower beds landscaped in the shape of playing card suits and an arcade. The pavilion provides panoramic views of the lake and the city of Lake Charles and has separate entrances to the riverboats. The pavilion offers customers a wide variety of non-gaming amenities, including a 97-seat Farraddays' restaurant, a 360-seat Calypso's buffet, a 128-seat Tradewinds deli, a 140-seat Kitt's Kitchen and Rum Mill, Caribbean Cove, which features free, live entertainment and can accommodate 180 customers, a Banana Cabana souvenir gift shop, an Island Gold Players Club booth and an arcade. The pavilion also has a 14,750 square foot activity center comprised of a 1,100-seat special events center designed for live boxing, televised pay-per-view events, concerts, banquets and other events, meeting facilities and administrative offices.

     The Lake Charles market, excluding a nearby Native American-owned casino, had gaming revenues of $357 million for the twelve months ended April 2001. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and local area residents. Approximately 490,000 and 1.6 million people live within 50 and 100 miles, respectively, of the Isle-Lake Charles.

The  Isle-Tunica

     In July 1999, we opened the Isle-Tunica in Tunica County, Mississippi. The facility contains approximately 879 slots and 14 table games, a 70-seat Farraddays' restaurant and a 218-seat Calypso's buffet. We opened our 227-room deluxe hotel and two theatres in November 2000.

     The Tunica market includes 10 casinos and had gaming revenue of $1.2 billion for the twelve months ended 2001. We believe the Isle-Tunica attracts customers primarily from Memphis, Tennessee, which is located approximately 40 miles north of the Isle-Tunica.

The  Isle-Lula

     The Isle-Lula, commenced operations as a Lady Luck Casino in June 1994 and is the only casino facility in Coahoma County, Mississippi. The facility is located next to the Helena Bridge, which crosses the Mississippi River between Arkansas and Mississippi. Coahoma County is located approximately 120 miles southeast of Little Rock, Arkansas, the property's primary market, and 60 miles southwest of Memphis, Tennessee. The Isle-Lula is the closest gaming facility to Little Rock, Arkansas, and approximately 850,000 people live within 150 miles of the property's primary target market.

     The property consists of two casinos containing approximately 55,750 square feet of gaming space, 1,498 slot machines and 41 table games. The facility also includes two on-site hotels with a combined 486 rooms, an entertainment facility, an arcade, a 100-seat Does' Steakhouse, a 300-seat Calypso's buffet, a
48-seat  Tradewinds   deli  and  a  Banana Cabana gift shop.  We are currently
building  a  151  seat  Farraddays'  restaurant.

The  Isle-Kansas  City

     On June 6, 2000, we acquired the Isle-Kansas City from a subsidiary of Hilton Hotels Corporation. The facility is one of four casinos in the Kansas City metropolitan area, and is the closest facility to downtown Kansas City. The property contains approximately 30,000 square feet of gaming space, 1,071 slot machines and 30 table games. The property has a 70-seat Farraddays' restaurant, a 350-seat Calypso's buffet, and a 24-seat Tradewinds deli.

     The Kansas City market had gaming revenues of $546 million for the twelve months ended April 2001. We believe that the Isle-Kansas City attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.1 million residents.

The  Isle-Black  Hawk

     On December 30, 1998, we opened our 57%-owned Isle-Black Hawk. This land-based casino is the first casino reached by customers arriving from Denver, Colorado, a metropolitan area with a population of approximately 2.3 million people that is located approximately 40 miles east of Black Hawk/Central City. The Isle-Black Hawk is the largest gaming facility currently operating in the Black Hawk/Central City market out of 24 gaming facilities operating in that area.

     The Isle-Black Hawk is located on an approximately 10.1-acre site which is readily accessible from Highway 119 and contains 43,000 square feet of gaming space on a single floor with 1,144 slot machines, 14 table games and on-site covered parking for 1,100 vehicles. We opened our new on site 237-room hotel in November 2000. We also offer customers a wide variety of non-gaming amenities, including a 92-seat Farraddays' restaurant, a 244-seat Calypso's buffet, a 32-seat Tradewinds deli, a Banana Cabana souvenir gift shop and a 4,000 square foot event center that can be used for meetings and entertainment.

     We manage the Isle-Black Hawk for a fee which is equal to two percent of revenue (after deducting one-half of gaming taxes) plus ten percent of operating income, not to exceed four percent of revenue, as defined.

     The Black Hawk/Central City market had gaming revenue of $509 million for the twelve months ended April 2001. We believe that the Isle-Black Hawk's customers are primarily "day trippers" from areas such as Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

The  Isle-Bettendorf

     The Isle-Bettendorf opened as a Lady Luck Casino in April 1995 as a joint venture between Lady Luck and BRDC. The property serves the Quad Cities metropolitan area, including Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois, and is one of three gaming facilities including Rhythm City-Davenport serving that market. The facility is located off of Interstate 74 on the Mississippi River and is accessible from Interstate 74 and Interstate 80, the two interstate highways serving the Quad Cities metropolitan area.

     The Isle-Bettendorf consists of a riverboat containing approximately 26,444 square feet of gaming space, 1,047 slot machines, 38 table games, a 256-room hotel, a 1,539-car parking garage, approximately 16,000 square feet of convention space, a 125-seat Farraddays' restaurant and a 325-seat Calypso's buffet.

Rhythm  City-Davenport

     On October 10, 2000, we acquired the Rhythm City-Davenport from affiliates of President Casinos, Inc. The facility is one of three casinos including Isle-Bettendorf in the Quad Cities metropolitan area. The property contains approximately 30,044 square feet of gaming space, 1,016 slot machines and 22 table games. The property has a 90-seat High Notes restaurant, a 290-seat Hit Parade buffet, a 76-seat Rock Around the Clock deli and a 112- seat The Club restaurant.

     The Davenport market had gaming revenues of $183 million for the twelve months ended April 2001. We believe that the Rhythm City Davenport attracts customers primarily from the Quad Cities area that has approximately 360,000 residents.

The  Isle-Marquette

     The Isle-Marquette, which was acquired by Lady Luck in October 1999, is located approximately 140 miles north of the Isle-Bettendorf. The Isle-Marquette, which opened as the Miss Marquette Casino in December 1994, currently competes with another riverboat and a racetrack with slot machines, both of which are in the Dubuque area, approximately 50 miles south of Marquette.

     The Isle-Marquette includes a riverboat containing approximately 18,700 square feet of gaming space, 742 slot machines and 19 tables games. The facility also includes a land-based facility containing a 160-seat Calypso's buffet restaurant, a Tradewinds deli, an entertainment showroom, as well as a 24-room hotel, a marina and parking for approximately 750 vehicles.

Lady  Luck  Las  Vegas

     On September 12, 2000, we acquired the Lady Luck Las Vegas from Gemini, Inc. which is located in downtown Las Vegas. The property contains approximately 37,000 square feet of gaming space, 805 slot machines and 20 table games. The property has a 56-seat Burgundy Room restaurant, a 156-seat Lady
Luck  Express  Buffet  and  a  42-seat  Third  Street  Grill.

     The downtown Las Vegas market had gaming revenues of $613 million for the twelve months ended April 2001. We believe that the Lady Luck Las Vegas attracts customers primarily from Southern California and the Mid-West portion of the United States.

OTHER  OPERATIONS

Pompano  Park

     In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. During the fiscal year ending April 2001, Pompano Park conducted 149 live racing programs. Pompano Park also offers daily "full card" simulcasting and wagering on other harness races.

     Pompano Park is conveniently located off of Interstate 95 and the Florida Turnpike on a 220-acre owned facility. Pompano Park can accommodate up to 14,500 customers and has 4,000 parking spaces and 980 horse stalls. The six-story, air-conditioned facility includes a box seat area, a 260,000 square foot clubhouse, a large grandstand, a 1,250-seat dining area from which the races can be viewed, five concession stands, five bars and a 180-seat Player's Lounge cafeteria.

     We believe that Pompano Park would be an attractive location for casino-style gaming if such gaming were to be legalized in Florida.

TRADEMARKS

     We own trademarks associated with the following names included in this document: Isle of Capri, Tradewinds, Farraddays', Calypso's, Inn at the Isle, Island Gold, Isle Style, and Lady Luck. We have applied for a trademark for Rhythm City. In addition, we have trademark applications pending with respect to other marks used in this document.

     We consider our interests in all these marks and the name recognition associated with these marks to be extremely valuable to us and to our operations and to further development and implementation of the "Isle of Capri" brand and theme.

COMPETITION

     We face intense competition in each of the markets in which we operate. We compete directly with other gaming properties in Louisiana, Mississippi, Colorado, Iowa, Missouri, and Nevada, and with gaming facilities located in bordering states, including Illinois. We expect this competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. Several of our competitors may have better name recognition, marketing and financial resources than we do. We cannot predict with any certainty the effects of existing and future competition on our operating results.

     We also compete with other forms of gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, video lottery terminals, video poker terminals and, in the future, may compete with in-flight gaming or gaming at other venues.

     We also compete with gaming operations in other gaming jurisdictions such as Atlantic City, New Jersey. Our competition also includes casinos located on Native American reservations throughout the United States, which have the advantages of being land-based and exempt from certain state and federal taxes. Some Native American tribes are either in the process of establishing or are considering the establishment of gaming at additional locations. Expansion of existing gaming jurisdictions and the development of new gaming jurisdictions and casinos on Native American-owned lands will increase competition for our existing and future operations. In addition, increased competition could limit new opportunities for us or result in the saturation of certain gaming markets.

     The gaming industry is subject to political and regulatory uncertainty. Legislatures in the states in which we operate often consider legislation, including without limitation, tax legislation, which could adversely affect our operations. In addition, regulatory bodies in states in which we operate periodically consider regulations, which could adversely affect our operations. In 1996 the federal government established the National Gambling Impact Study Commission to study gaming, including the casino industry. The Commission issued its report in June 1999.

FUTURE  DEVELOPMENTS

Jefferson  County

     On July 26, 2000, the Missouri Gaming Commission preliminarily selected the Company's Jefferson County, Missouri project for development. The project will primarily serve the South St. Louis metropolitan area. The project is expected to include a 35,000-square-foot casino, the Isle's standard signature restaurants, a 200-room hotel and an entertainment complex. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to condemn and/or annex the Company's site in order to prevent development of the project. The Company intends to vigorously oppose these efforts and has filed a declaratory judgment action challenging the town's right to condemn and/or annex the property. Development of the project has been delayed.

St.  Mary  Parish,  Louisiana

     A joint venture in which we own 45% and have a management contract is one of three competing entities that have applied to the Louisiana Gaming Commission for the issuance of a license to develop a project near Morgan City, Louisiana. The gaming commission is expected to make a decision by the end of summer 2001.

EMPLOYEES

     As of April 29, 2001, we employed approximately 12,000 people. We believe that our relationship with our employees is satisfactory.

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

     The Louisiana Gaming Control Board is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one designated waterway.

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

     Legislation was passed during the most recent legislative session that allowed those riverboats which had been required, including the riverboats at the Isle-Lake Charles, to conduct cruises to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5%. Louisiana gaming law specifies certain restrictions relating to the operation of riverboat gaming, including the following:

- agents of the Louisiana State Police are permitted on board at any time during gaming operations;

- gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers;

- gaming may only take place in the designated gaming area while the riverboat is docked on a designated river or waterway;

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

     Fees payable to the state for conducting gaming activities on a riverboat include (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter, plus (2) 21.5% of net gaming proceeds. Legislation was passed during the most recent legislative session that allowed those riverboats which had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5%. A statute also authorizes local governing authorities to levy boarding fees. Isle of Capri has development agreements with the local governing authorities in the jurisdictions in which it operates pursuant to which it makes payments in lieu of boarding fees.

     A licensee must notify and/or seek approval from the Louisiana Gaming Control Board in connection with any withdrawals of capital, loans, advances or distributions in excess of 5% of retained earnings for a corporate licensee, or of capital accounts for a partnership or limited liability company licensee, upon completion of any such transaction. The Louisiana Gaming Control Board may issue an emergency order for not more than ten days prohibiting payment of profits, income or accruals by, or investments in, a licensee. Riverboat gaming licensees and their affiliated gaming persons must notify the Louisiana Gaming Control Board 60 days prior to the receipt by any such persons of any loans or extensions of credit or modifications thereof. The Louisiana Gaming Control Board is required to investigate the reported loan, extension of credit or modification thereof and to determine whether an exemption exists on the requirement of prior written approval and, if such exemption is not applicable, to either approve or disapprove the transaction. If the Louisiana Gaming Control Board disapproves of a transaction, the transaction cannot be entered into by the licensee or affiliated gaming person. Isle of Capri is an affiliated gaming person of its subsidiaries that hold the licenses to conduct riverboat gaming at the Isle-Bossier City and the Isle-Lake Charles.

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

-     exercise  significant  influence  over  activities  of  the  licensee;  or

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

     During the 1996 special session of the Louisiana legislature, legislation was also enacted placing on the ballot for a statewide election a constitutional amendment limiting the expansion of gaming. In October 1996, voters passed the constitutional amendment. As a result, local option elections are required before new or additional forms of gaming can be brought into a parish.

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

     Gaming vessels in Mississippi must be located on the Mississippi River, on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. Mississippi law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space, which may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

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

     Isle of Capri is registered as a publicly traded holding company under the Mississippi Gaming Control Act. Isle of Capri's gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission, the State Tax Commission and various other local, city and county regulatory agencies (collectively referred to as the "Mississippi Gaming Authorities"). Subsidiaries of Isle of Capri have obtained gaming licenses from the Mississippi Gaming Authorities. Isle of Capri's future gaming operations outside of Mississippi are also subject to approval by the Mississippi Gaming Commission. The licenses held by Isle of Capri's Mississippi gaming operations have terms of three years and are not transferable. The Isle-Biloxi received a renewal gaming license in May 2000, the Isle-Vicksburg obtained a renewal gaming license in February 2001, and the Isle-Tunica obtained a renewal gaming license in May 2001. The Isle-Natchez received its current license on June 23, 2000, and the Isle-Lula received its current licenses in July 2000. There is no assurance that new licenses can be obtained at the end of each three-year period of a license. Moreover, the Mississippi Gaming Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in the subsidiaries of Isle of Capri that operate in Mississippi.

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

     At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of Isle of Capri. The Mississippi Gaming Control Act requires any person who individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 5% of Isle of Capri's common stock to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. In addition, the Mississippi Gaming Control Act requires any person who, individually or in association with others, becomes, directly or indirectly, a beneficial owner of more than 10% of Isle of Capri's common stock, as reported to the U.S. Securities and Exchange Commission, to apply for a finding of suitability by the Mississippi Gaming Commission and pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation.

     The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly traded holding company's stock. However, the Mississippi Gaming Commission has adopted a policy that generally permits certain institutional investors to own beneficially up to 15% of a registered public company's stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

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

     The Mississippi regulations provide that a change in control of Isle of Capri may not occur without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits Isle of Capri from making a public offering of its securities without the approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more such purposes. The Mississippi Gaming Commission has the authority to grant a continuous approval of securities offerings and has granted such approval for Isle of Capri, subject to renewal every two years.

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

     Mississippi law requires that certificates representing shares of Isle of Capri common stock bear a legend to the general effect that the securities are subject to the Mississippi Gaming Control Act and regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the authority to grant a waiver from the legend requirement, which Isle of Capri has obtained. The Mississippi Gaming Commission, through the power to regulate licenses, has the power to impose additional restrictions on the holders of Isle of Capri's securities at any time.

     The Mississippi Gaming Commission enacted a regulation requiring that, as a condition to licensure or license renewal, an applicant must provide a plan to develop infrastructure facilities amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars. In 1999, the Mississippi Gaming Commission approved amendments to this regulation that increased the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfathered existing licensees and development plans approved prior to the effective date of the new regulation (including the Isle-Tunica and the Isle-Lula). "Infrastructure facilities" include any of the following:

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

     On three separate occasions since 1998, certain anti-gaming groups have proposed referenda that, if adopted, would have banned gaming in Mississippi and required that gaming entities cease operations within two years after the ban. All three referenda were declared invalid by Mississippi courts because each lacked a required government revenue impact statement.

Colorado

     The State of Colorado created the Division of Gaming (the "Colorado Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act. The Director of the Colorado Division (the "Colorado Director"), pursuant to regulations promulgated by, and subject to the review of, a five-member Colorado Limited Gaming Control Commission (the "Colorado Commission"), has been granted broad power to ensure compliance with the Colorado gaming laws and regulations (the "Colorado Regulations"). The Colorado Director may inspect, without notice, impound or remove any gaming device. The Colorado Director may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. The Colorado Director may also conduct detailed background investigations of persons who loan money to, or otherwise provide financing to, a licensee.

     The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Colorado Director to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. The Isle of Capri Black Hawk's failure or inability, or the failure or inability of others associated with the Isle of Capri Black Hawk, including Isle of Capri Casinos, Inc. and Casino America of Colorado, Inc., to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations. All persons employed by Isle of Capri Black Hawk, and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.

     As a general rule, under the Colorado Regulations, no person may have an "ownership interest" in more that three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an ownership interest in a retail licensee for purposes of the multiple license prohibition if:

- that person has less than a five percent (5%) ownership interest in an institutional investor which has an ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

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

- a registered broker or dealer retains possession of voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers in street name or otherwise, and exercises voting rights for less than five percent (5%) of the outstanding voting securities securities or of a publicly traded company affiliated with a licensee;

- a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and possesses a voting interest in less than five percent (5%) of the outstanding voting securities stock of the publicly traded licensee or publicly traded company affiliated with a licensee;

- an underwriter is holding securities of a publicly traded licensee or publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days after the beginning of such underwriting if it exercises voting rights of less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

- a book entry transfer facility holds voting securities for third parties, if it exercises voting rights with respect to less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee; or

- a person owns less than five percent (5%) of the outstanding voting securities of thepublicly traded licensee or publicly traded company affiliated with a licensee.

     Hence, our business opportunities, and those of persons with an "ownership interest" in Isle of Capri Casinos, Inc., Casino America of Colorado, Inc. or the Isle of Capri Black Hawk, are limited to interests that comply with the Colorado Regulations and the Colorado Commission's rule.

     In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines or associated equipment may, without notification being provided to the Division within ten days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if that person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. A "substantial interest" means the lesser of (i) as large an interest in an entity as any other person or (ii) any financial or equity interest equal to or greater than 5%. The Colorado Commission has ruled that a person does not have a "substantial interest" if such person's sole ownership interest in such licensee is through the ownership of less than five percent (5%) of the outstanding voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

     The Isle of Capri Casinos, Inc. is a "publicly traded corporation" under the Colorado Regulations.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, Isle of Capri Casinos, Inc. and Casino America of Colorado, Inc. and their security holders, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, and fingerprints. Such information, investigation and licensing (or finding of suitability) as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly beneficially own ten percent (10%) or more of a direct or indirect beneficial ownership or interest in Isle of Capri Black Hawk, through their beneficial ownership of any class of voting securities of Isle of Capri Casinos, Inc, Casino America of Colorado, Inc. or Isle of Capri Black Hawk,
Those persons must report their interest within ten (10) days and file appropriate applications within 45 days after acquiring interest. Persons who directly or indirectly beneficially own five percent (5%) or more (but less than 10%) of a direct or indirect beneficial ownership or interest in Isle of Capri Black Hawk, through their beneficial ownership of any class of voting securities of Isle of Capri Black Hawk, Isle of Capri Casinos, Inc. or Casino America of Colorado, Inc., must report their interest to the Colorado Commission within ten
(10) days after acquiring that interest and may be required to provide additional information and to be found suitable. (It is the current practice of the gaming regulators to require findings of suitability for persons beneficially owning five percent (5%) or more of a direct or indirect beneficial ownership or interest, other than certain institutional investors discussed below.) If certain institutional investors provide specified information to the Colorado Commission and are holding for investment purposes only, those investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of Isle of Capri Black Hawk through their beneficial ownership in any class of voting of security of Isle of Capri Black Hawk, Casino America of Colorado, Inc., or Isle of Capri Casinos, Inc., before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $57 per hour.

     The Colorado Regulations define a "voting security" to be a security the holder of which is entitled to vote generally for the election of a member or members of the board of directors or board of trustees of a corporation or a comparable person or persons of another form of business organization.

     The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of: (1) all persons licensed pursuant to the Colorado Limited Gaming Act; (2) all officers, directors and stockholders of a licensed privately held corporation; (3) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation; (4) all general partners and all limited partners of a licensed partnership; (5) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company); (6) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming; (7) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment devices or premises; and (8) all persons contracting with or supplying any goods and services to the gaming regulators.

     Certain public officials and employees are prohibited from having any direct or indirect interest in a license or limited gaming.

     In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" (as defined below) or lease with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Colorado Director, must promptly provide the Colorado Commission or Colorado Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community and all other information which might be relevant to a determination of whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Colorado Director or the Colorado Commission to require a licensee or applicant to terminate its "gaming contract" or lease with any person who failed to provide the information requested. In addition, the Colorado Director or the Colorado Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     The Colorado Commission and the Colorado Division have interpreted the Colorado Regulations to permit the Colorado Commission to investigate and find suitable persons or entities providing financing to or acquiring securities from Isle of Capri Casinos, Inc., Casino America of Colorado, Inc. or Isle of Capri Black Hawk. As noted above, any person or entity required to file information, be licensed or found suitable would be required by us to pay the costs thereof and of any investigation. Although the Colorado Regulations do not require the prior approval for the execution of credit facilities or issuance of debt securities, the Colorado regulators reserve the right to approve, reguire changes to or require the termination of any financing, including if a person or entity is required to be found suitable and is not found suitable. In any event, lenders, noteholders, and others providing financing will not be able to exercise certain rights and remedies without the prior approval of the Colorado gaming authorities. Information regarding lenders and holders of securities will be periodically reported to the Colorado gaming authorities.

     Except under certain limited circumstances relating to slot machine manufacturers and distributors, every person supplying goods, equipment, devices or services to any licensee in return for payment of a percentage, or calculated upon a percentage, of limited gaming activity or income must obtain an operator license or be listed on the retailer's license where such gaming will take place. With respect to the foregoing requirement, it is the current practice of the Colorado Division to require manufacturers and distributors to obtain an operator's license if the limited exceptions do not apply to them and to require other persons to be listed as associated persons on the license of the applicable retailer.

     An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Colorado Director, as appropriate. Specifically, the Colorado Commission and the Colorado Director must deny a license to any applicant who, among other things: (1) fails to prove by clear and convincing evidence that the applicant is qualified; (2) fails to provide information and documentation requested; (3) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (4) has been convicted of, or has a director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of, specified crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or (5) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

     If the Colorado Commission determines that a person or entity is unsuitable to directly or indirectly own interests in Isle of Capri Casinos, Inc., Casino America of Colorado, Inc. or Isle of Capri Black Hawk, then Isle of Capri Casinos, Inc., Casino America of Colorado, Inc., or Isle of Capri Black Hawk may be sanctioned, which may include the loss of our approvals and licenses.

     The Colorado Commission does not need to approve in advance a public offering of securities but rather requires a filing of notice and additional documents with regard to a public offering of voting securities prior to such public offering. The Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

     In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as Casino America of Colorado, Inc. or Isle of Capri Casinos, Inc., from paying any unsuitable person any dividends or interest upon any voting securities or any payments or distributions of any kind (except as set forth below), or paying any unsuitable person any remuneration for services or recognizing the exercise of any voting rights by any unsuitable person. Further, under the Colorado Regulations, Isle of Capri Black Hawk may repurchase its voting securities from anyone found unsuitable at the lesser of the cash equivalent to the original investment in Isle of Capri Black Hawk or the current market price as of the date of the finding of unsuitability unless such voting securities are transferred to a suitable person (as determined by the Colorado Commission) within sixty (60) days after the finding of unsuitability. A licensee or affiliated company must pursue all lawful efforts to require an unsuitable person to relinquish all voting securities, including purchasing such voting securities. The staff of Colorado Division has taken the position that a licensee or affiliated company may not pay any unsuitable person any interest, dividends or other payments with respect to non-voting securities, other than with respect to pursuing all lawful efforts to require an unsuitable person to relinquish non-voting securities, including by purchasing or redeeming such securities. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as Casino America of Colorado, Inc. or Isle of Capri Casinos, Inc., to file for a finding of suitability if required by the Colorado Commission.

     Because of their authority to deny an application for a license or suitability, the Colorado Commission and the Colorado Director effectively can disapprove a change in corporate position of a licensee and with respect to any entity which is required to be found unsuitable, or indirectly can cause Isle of Capri Casinos, Inc., Casino America of Colorado, Inc. or Isle of Capri Black Hawk to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     The sale, lease, purchase and conveyance or acquisition of a controlling interest in Isle of Capri Black Hawk is subject to the approval of the Colorado Commission. Under some circumstances, we may not sell any interest in our Colorado gaming operations without the prior approval of the Colorado Commission.

     Isle of Capri Black Hawk must meet specified architectural requirements, fire safety standard and standard for access for disabled persons. Isle of Capri Black Hawk also must not exceed specified gaming square footage limits as a total of each floor and the full building. The casino at Isle of Capri Black Hawk may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. Isle of Capri Black
Hawk  may  not  provide  credit  to  its  gaming  patrons.

     A licensee is required to provide information and file periodic reports with the Colorado regulators, including identifying those who have a 5% or greater ownership, financial or equity interest in the licensee, or who have the ability to control the licensee, or who have the ability to exercise significant influence over the licensee, or who loan money or other things of value to a licensee, or who have the right to share in revenues of limited gaming, or to whom any interest or share in profits of limited gaming has been pledged as security for a debt or performance of an act. A licensee, and any parent company or subsidiary of a licensee, who has applied to a foreign jurisdiction for licensure or permission to conduct gaming, or who possesses a license to conduct foreign gaming, is required to notify the Colorado regulators. Any person licensed by the Colorado Commission and any associated person of a licensee must report criminal convictions and criminal charges to the Colorado regulators.

     The Colorado regulators have broad authority to sanction, fine, suspend and revoke a license for violations of the Colorado Regulations. Violations of many provisions of the Colorado regulations also can result in criminal penalties.

     The Colorado Constitution currently permits gaming only in a limited number of cities and certain commercial districts in such cities.

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Colorado Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2.0 million, 2% over $2.0 million up to and including $4.0 million, 4% over $4.0 million up to an including $5 million, 11% over $5 million up to and including $10 million, 16% over $10.0 million up to and including $15.0 million and 20% on adjusted gross gaming proceeds in excess of $15 million. The City of Black Hawk has imposed an annual device fee of $750 per gaming device and may revise same from time to time.

     In November 2000, voters approved a law that would allow Colorado to participate in multi-state lotteries.

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly hold a 10% or more interest in, or 10% or more of the issued and outstanding capital stock of, Isle of Capri Black Hawk, through their ownership of Casino America of Colorado, Inc. or Isle of Capri Casinos, Inc., must file applications and possibly be investigated by the Colorado Liquor Agencies. The Colorado Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees from being a stockholder, director, officer or otherwise interested in some persons lending money to liquor licensees or from making loans to other liquor licensees. All licenses are revocable and transferable only in accordance with all applicable laws. The Colorado Liquor Agencies have the full power to limit, condition, suspend or revoke any liquor license and any disciplinary action could (and revocation would) have a material adverse effect upon the operations of Isle of Capri Black Hawk, Casino America of Colorado, Inc. and Isle of Capri Casinos, Inc. Isle of Capri Black Hawk holds a hotel and restaurant liquor license for its casino, hotel and restaurant operations, rather than a gaming tavern license. Accordingly, no person directly or indirectly interested in Isle of Capri Black Hawk may be directly or indirectly interested in most other types of liquor licenses, and specifically cannot be directly or indirectly interested in an entity which hold a gaming tavern license.

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

          On June 10, 1994, the Marquette Gaming Corporation n/k/a Upper Mississippi Gaming Corporation, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Marquette, Iowa entered into a management agreement for the Miss Marquette for a period of twenty-five years. Under the management agreement, the non-profit organization is to be paid a fee of $.50 per passenger. Further, pursuant to a dock site agreement (which also has a term of twenty-five years), Isle-Marquette is required to pay a fee to the City of Marquette in the amount of $1 per passenger, plus a fixed amount of $15,000 per month and 2.5% of gaming revenues (less state wagering taxes) in excess of $20,000,000 up to $40,000,000; 5% of gaming revenues (less state wagering taxes) in excess of $40,000,000 up to $60,000,000; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60,000,000.

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

     On January 20, 2000 the Iowa Gaming Commission granted both Isle-Bettendorf and Isle-Marquette gaming licenses. Each license was for an initial term of thirteen months beginning on March 1, 2000, and was renewed in 2001, is not transferable and will need to be renewed in March 2002 and at the end of each annual renewal period.

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

     Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. The Iowa gaming operations must submit detailed financial and operating reports to the Iowa Gaming Commission. Any contract in excess of $50,000 must be submitted to and approved by the Iowa Gaming Commission.

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

     An ownership interest in a license or in a business entity that holds a license, other than a publicly held business entity, may not be transferred without the approval of the Commission. In addition, an ownership interest in a license or in a business entity which holds either directly or indirectly a license, other than a publicly held business entity, may not be pledged as collateral to other than a regulated bank or savings and loan association without the Commission's approval.

     Every employee participating in a riverboat gaming operation must hold an occupational license. In addition, the Commission issues supplier's licenses, which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee involved in the operation of gaming operations.

     Even if continuously docked, licensed riverboats must establish and abide by a cruise schedule. Riverboat cruises are generally required to be a minimum of two hours. They may disembark at any time. Missouri law imposes a maximum loss per person per cruise of $500. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips that can only be used for wagering. Pursuant to a law that was passed during the 2000 legislative session, effective August 28, 2000, cash must be converted to electronic credits that may be utilized for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

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

Florida

     On June 15, 1995, the Florida Department of Business and Professional Regulation, acting through its division of pari-mutuel wagering (the "Florida
Division"), issued its final order approving Pompano Park as a pari-mutuel wagering permit holder for harness and quarter horse racing at Pompano Park. The Florida Division approved Pompano Park's license to conduct a total of 149 live evening performances for the season beginning July 1, 2001 to June 30, 2002. Although Isle of Capri does not presently intend to conduct quarter horse racing operations at Pompano Park, it may do so in the future, subject to Florida Division approval. The Florida Division must approve any transfer of 10% or more of stock of a pari-mutuel racing permit holder such as Pompano Park.

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

     Effective January 1, 1997, the Florida Statute permits pari-mutuel facilities licensed by the Florida Division to operate card rooms in those counties in which a majority vote of the County Commission has been obtained and a local ordinance has been adopted. Pompano Park closed its card room in fiscal 2001 due to lack of profits.

Nevada

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations and ordinances. The Company is subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and the City of Las Vegas. The Nevada Commission, the Nevada Board and the City of Las Vegas are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     The Company's subsidiary that conducts gaming operations in Nevada, Gemini, Inc. ("Gemini") is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. Gemini is licensed to conduct nonrestricted gaming operations. LL Holding Corporation ("LLHC") is registered as an intermediary company and has been found suitable to own the stock of the Gaming Subsidiary. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and has been found suitable to own the stock of LLHC. Gemini is a corporate licensee and LLHC is a registered intermediary company (individually a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Gaming Subsidiaries have obtained from the Nevada Commission the various registrations, approvals, permits and licenses (individually a "Gaming License and collectively, "Gaming Licenses") required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate an individual who has a material relationship to, or material involvement with, the Company or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and the Gaming Subsidiaries must be reported to, or approved by, the Nevada Commission and/or the Nevada Board.

     If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the Gaming Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Lady Luck Casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any Gaming License or the appointment of a supervisor could (and revocation of any Gaming License would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable in a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it (i) pays that person any dividend or interest upon voting securities of the Company,
(ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if it has reason to believe. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On August 24, 2000, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the one-year period. The Shelf Approval also applies to any affiliated company wholly owned by the Company ("Affiliate") which is or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, the Company or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval also includes approval to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiaries. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporation that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the serving or selling of food or refreshments or the selling of any merchandise. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability.

NON-GAMING  REGULATION

     Isle of Capri is subject to certain federal, state and local safety and health, employment and environmental laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Isle of Capri has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to Isle of Capri's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act of 1990 to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has promulgated regulations requiring owners and operators of certain vessels to establish through the Coast Guard evidence of financial responsibility for clean up of oil pollution. This requirement has been satisfied by proof of adequate insurance.

     Our riverboats operated in Louisiana and Iowa must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and hold U.S. Coast Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and require licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat's Certificate of Documentation and Inspection could preclude its use as a riverboat casino. Each of our riverboats is inspected annually and, every five years, is subject to dry-docking for inspection of its hull, which could result in a temporary loss of service.

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

     We lease our land-based facilities from the City of Biloxi at an annual rent of $530,000 per year, plus 3% of the Isle-Biloxi's gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2004, but it is renewable at our option for five additional terms of five years each and a sixth option renewal term, concluding on January 31, 2034, subject to rent increases based on the Consumer Price Index. In April 1994, we entered into an addendum to this lease which requires us to pay 4% of our gross non-gaming revenue, net of sales tax, complimentaries and discounts.

     In April 1994, in connection with the construction of a hotel, we entered into a lease for additional land adjoining the Isle-Biloxi. This lease with the City of Biloxi is for an initial term of 25 years, with options to renew for six additional terms of ten years each and a final option period concluding December 31, 2085. Annual rent is $444,000 plus 4% of gross non-gaming revenue, as defined in the lease, and renewals are subject to rent increases based on the Consumer Price Index.

     We are a party to a lease for the exclusive use of approximately 133 parking spaces and the additional use of 169 spaces in another parking lot on property adjacent to the Isle-Biloxi. This lease expires on November 30, 2005. We have also entered into a joint venture arrangement to sublease property containing a two-level parking garage next to the Isle-Biloxi. The annual rent under this lease is approximately $178,359. We have an option to renew this lease every five years.

Isle-Vicksburg

     We own approximately 13.1 acres of land in Vicksburg, Mississippi for use in connection with the Isle-Vicksburg. We own an additional 13 acres of land in Vicksburg on which we operate off-site parking and a recreational vehicle park. We also entered into a lease for approximately five acres of land adjacent to the Isle-Vicksburg to be used for additional parking.

Isle-Natchez

     Through numerous lease agreements, we lease approximately 64 acres of land in Natchez, Mississippi that is used in connection with the operations of Isle-Natchez. Unless terminated by us at an earlier date, the lease expiration dates vary from 2001- 2037. Rents under the leases currently total approximately $60,000 per month. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We also own approximately 6 acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

Isle-Bossier  City

     We own approximately 38 acres of land in Bossier City, Louisiana for use in connection with the Isle-Bossier City and own a 234-room hotel on approximately
10.5  acres  of  land  located  2.5  miles  east  of  the  Isle-Bossier  City.

Isle-Lake  Charles

     We own approximately 2.7 acres and lease approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This lease currently expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.3 million per year and is subject to increases based on the Consumer Price Index and construction of hotel facilities on the property.

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

Isle-Lula

     We lease approximately 1,000 acres of land in Coahoma County, Mississippi and utilize approximately 50 acres in connection with the operations of Isle-Lula. Unless terminated by us at an earlier date, the lease expires in 2033. Rent under the lease is currently 5.5 % of gross gaming revenue as established by the Mississippi Gaming Commission, as well as $3,333 per month for the Rhythm & Blues hotel. We also own approximately 100 acres in Coahoma County, which may be utilized for future development.

Isle-Kansas  City

     We lease approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Flamingo Casino. The term of the lease is 5 years and we have the option to renew the lease for 8 additional terms of 5 years each. Rent under the lease is currently $3 million per year, subject to the higher of $3 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

Isle-Black  Hawk

     Isle-Black Hawk owns approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with the Isle-Black Hawk.

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

Rhythm  City-Davenport

     We lease approximately 12 acres of land in Davenport, Iowa used in connection with the operations of Rhythm City-Davenport and own a 191-room hotel on approximately 1 acre of land located several blocks northeast of the Rhythm City-Davenport.

Isle-Marquette

     We lease the dock site in Marquette, Iowa that is used in connection with the operations of the Isle-Marquette. The lease expires in 2019, and rent under the lease is currently $15,000 per month, plus $.50 per passenger, plus a percentage of gaming revenues less state wagering taxes that exceed $20,000 per year. We also lease approximately 5 acres of land used for the employee parking lot. That is a year-to-year lease that renews every August 15th, and rent is currently $833 per month. We also own approximately 25 acres of land for the pavilion, hotel, satellite offices, warehouse, lots by the marina, and other property.

Lady  Luck  Las  Vegas

     We own and lease approximately 186,000 square feet of land in Las Vegas, Nevada for use in connection with the Lady Luck Las Vegas including an 805-room hotel.

Pompano  Park

     We  own  approximately  220  acres  at  Pompano  Park.

Other

     We own all of the riverboats and barges utilized at our facilities. We also own or lease all of our gaming and non-gaming equipment.

     We lease our corporate office in Biloxi and our corporate office in Boca Raton, Florida. We owned an office in Baton Rouge, Louisiana that was previously utilized as a regional office for our Louisiana properties.

     The Company has various property leases and options to either lease or purchase property which are not directly related to our existing operations which may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects.

     We also own the following currently idle marine assets that are held for development or sale: a riverboat casino, a floating pavilion, a partially completed vessel and several barges.

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and judgment was rendered in our favor on September 16, 1999 by the lower court. The case has been reversed on appeal. We intend to vigorously defend this suit.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachma (which was approximately $5.5 million as of April 29, 2001 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach of approximately $2.7 million. Although the court granted our motion for summary judgment and dismissed the lawsuit, the matter is subject to appeal by the plaintiff. Accordingly, the outcome cannot be predicted with any degree of certainty. We intend to vigorously defend the claims asserted in this action.

     We are currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property owned by the Company located in Lula, Mississippi. The claimant is seeking payments based upon gross revenue from our Lula, Mississippi facility. We dispute this claim and believe that our responsibility is limited to payments that are fixed in amount. We intend to vigorously defend the claim asserted in this proceeding.

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

                    At the Annual Meeting of Stockholders, each of the following individuals were elected to serve as directors of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:





Name. . . . . . . .  For         Withhold  Against
-------------------  ----------  --------  -------

Bernard Goldstein .  28,008,559   546,656        -
John M. Gallaway. .  28,178,356   376,859        -
Allan B. Solomon. .  28,177,360   377,855        -
Robert S. Goldstein  28,110,622   444,593        -
Allan J. Glazer . .  28,164,790   390,425        -
Emanuel Crystal . .  28,175,896   379,319        -
Randolph Baker. . .  28,177,468   377,747        -




          The voting on the other matters as ordered at the Annual Meeting of Stockholders was as follows:





Matter. . . . . . . . . . . . . . .  For         Withhold  Against
-----------------------------------  ----------  --------  ---------

2000 Long-Term Stock Incentive Plan  24,282,929    12,322  4,259,964
Deferred Bonus Plan.. . . . . . . .  27,852,882     9,797    692,536
Selection of Ernst & Young LLP. . .  28,545,642     5,288      4,285

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




Fiscal Year Ended April 28, 2002. . . .  HIGH    LOW
                                         ------  ------
  First Quarter (through July 20, 2001)  $10.50  $ 7.49

Fiscal Year Ended April 29, 2001
  First Quarter . . . . . . . . . . . .  $17.75  $12.44
  Second Quarter. . . . . . . . . . . .   11.00   10.00
  Third Quarter . . . . . . . . . . . .    8.88    8.59
  Fourth Quarter. . . . . . . . . . . .    9.05    8.70

Fiscal Year Ended April 30, 2000
  First Quarter . . . . . . . . . . . .  $ 8.69  $ 5.75
  Second Quarter. . . . . . . . . . . .   13.00    7.50
  Third Quarter . . . . . . . . . . . .   14.06    9.88
  Fourth Quarter. . . . . . . . . . . .   16.25   10.38





(b)     Holders  of  Common  Stock.  As of July 20, 2001, there were
        --------------------------
1,234  holders  of  record  of  the  Common  Stock.

(c)     Dividends.  Isle  of  Capri has never paid any dividends with respect to
        ---------
its Common Stock and the current policy of the Board of Directors is to retain earnings to provide for the growth of the company. In addition, our Senior Credit Facility and the indenture governing our Senior Subordinated Notes limits our ability to pay dividends. See "Item 8-Index to Consolidated Financial Statements-Isle of Capri Casinos, Inc.-Notes to Consolidated Financial Statements-Note 9." Consequently, no cash dividends are expected to be paid on our Common Stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of Common Stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1-Business-Regulatory Matters."

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




                                                                                 FISCAL YEAR ENDED
                                                                APRIL 29,       APRIL 30,    APRIL 25,    APRIL 26,
                                                                  2001 (1)     2000 (2)     1999 (3)     1998 (4)
                                              ---------------------------------------------  -----------  -----------  -----------
INCOME STATEMENT DATA: . . . . . . . . . . . . . . . . . . . . . . . . (dollars in millions, except per share data)
Net revenue (5). . . . . . . . . . . . . . .  $                    982.8   $    646.7   $    456.9   $    416.8

Operating income . . . . . . . . . . . . . .                       145.7        113.5         68.7         61.1
Net income (loss) before extraordinary item.                        25.1         32.1         12.1          7.5
Net income (loss). . . . . . . . . . . . . .                        25.1         31.1        (24.2)         7.5

Net income (loss) before extraordinary item
per common share
Basic. . . . . . . . . . . . . . . . . . . .                        0.84         1.22         0.51         0.32
Diluted. . . . . . . . . . . . . . . . . . .                        0.80         1.15         0.51         0.32
Net income (loss) per common share
Basic. . . . . . . . . . . . . . . . . . . .                        0.84         1.18        (1.03)        0.32
Diluted. . . . . . . . . . . . . . . . . . .                        0.80         1.11        (1.01)        0.32

BALANCE SHEET DATA:
Total assets . . . . . . . . . . . . . . . .  $                  1,378.8   $  1,305.5   $    676.5   $    615.7
Long-term debt, including current portion. .                     1,039.1        962.9        532.8        442.1
Stockholders' equity . . . . . . . . . . . .                       166.0        155.5         62.0         86.1



                                              APRIL 27,
                                                    1997
                                              -----------
INCOME STATEMENT DATA:
Net revenue (5). . . . . . . . . . . . . . .  $    365.8

Operating income . . . . . . . . . . . . . .        28.5
Net income (loss) before extraordinary item.        (8.8)
Net income (loss). . . . . . . . . . . . . .       (21.1)

Net income (loss) before extraordinary item
per common share
Basic. . . . . . . . . . . . . . . . . . . .       (0.39)
Diluted. . . . . . . . . . . . . . . . . . .       (0.39)
Net income (loss) per common share
Basic. . . . . . . . . . . . . . . . . . . .       (0.94)
Diluted. . . . . . . . . . . . . . . . . . .       (0.94)

BALANCE SHEET DATA:
Total assets . . . . . . . . . . . . . . . .  $    528.4
Long-term debt, including current portion. .       379.5
Stockholders' equity . . . . . . . . . . . .        78.0


(1) The data presented for fiscal years prior to fiscal 2001 is not comparable to Fiscal 2001 presented because they do not include the operating results of Isle-Kansas City which we acquired on June 6, 2000, Gemini, Inc. ("Lady Luck Las Vegas") which we acquired on September 12, 2000, and Rhythm City - Davenport which we acquired on October 10, 2000.

(2) The data presented for fiscal years prior to fiscal 2000 is not comparable to other periods presented because they do not include the operating results of Isle-Tunica which opened July 26, 1999 and on March 2, 2000, we acquired
Isle-Natchez,  Isle-Lula,  Isle-Bettendorf,  and  Isle-Marquette.

(3) The data presented for fiscal years prior to fiscal 1999 are not comparable to other periods presented because they do not include the operating results of Isle-Black Hawk that opened December 30, 1998.

(4) The operating results for fiscal years 1997 are not comparable to other periods presented because the Isle-Bossier City and Isle-Lake Charles were accounted for under the equity method until August 6, 1996, when the remaining interests in these facilities were acquired by Isle of Capri. In addition, the earnings per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

(5) Net revenue is presented net of complimentaries, slot points expense and cash coupon redemptions. Slot points expense and cash coupon redemptions were previously charged to marketing expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-K.

     The following discussion includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, considerations to obtain approvals for a new project in the St. Louis metropolitan area, development of the Isle-Boonville in Boonville, Missouri, and the expansion of amenities at all facilities are forward looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials or labor, and unforeseen delays resulting from a failure to obtain necessary approvals.

GENERAL

     Isle of Capri's results of operations for the fiscal year ended April 29, 2001 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Tunica, the Isle-Lula, the Isle-Black Hawk, the Isle-Bettendorf, the Isle-Marquette and Pompano Park. Results also include the Isle-Kansas City subsequent to its purchase on June 6, 2000, Lady Luck Las Vegas subsequent to its purchase on September 12, 2000 and Rhythm City-Davenport subsequent to its purchase on October 10, 2000.

      Isle of Capri's results of operations for the fiscal year ended April 30, 2000 include approximately two months of operating results from the Isle-Bettendorf and Isle-Marquette, Iowa, Isle-Lula and Isle-Natchez, Mississippi. These casinos were acquired through Isle of Capri's acquisition of Lady Luck Gaming Corporation, BRDC, Inc. and other related assets on March 2, 2000. Prior to March 2, 2000, the results of operations reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, Isle-Bossier City, the Isle-Lake Charles, the Isle-Black Hawk, Pompano Park and the Isle-Tunica that opened July 26, 1999.

     Isle of Capri believes that its historical results of operations may not be indicative of its future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of Isle of Capri's markets, as new casinos open and existing casinos add to or enhance their facilities.

     Isle of Capri also believes that its operating results are affected by seasonality and weather. Seasonality has historically caused the operating results for Isle of Capri's first and fourth fiscal quarters ending in July and April, respectively, to be better than the operating results for the second and third fiscal quarters ending October and January, respectively.

RESULTS  OF  OPERATIONS

Fiscal  Year  Ended  April 29, 2001 Compared to Fiscal Year Ended April 30, 2000

     Gross revenue for the fiscal year ended April 29, 2001 was $1,178.3 million, which included $957.1 million of casino revenue, $50.7 million of rooms revenue, $22.2 million of pari-mutuel commissions and $148.3 million of food, beverage and other revenue. This compares to gross revenue for the previous fiscal year ended April 30, 2000 of $759.8 million, which included $619.4 million of casino revenue, $24.8 million of room revenue, $22.1 million of pari-mutuel commissions and $93.6 million of food, beverage and other revenue.

      Casino revenue increased $337.8 million or 54.5% primarily as a result of a full year of operations of the former Lady Luck properties and Isle-Tunica, approximately 11 months of operating results from the acquisition of the Isle-Kansas City, approximately eight months of operating results from the acquisition of the Lady Luck Las Vegas, approximately seven months of results from the acquisition of the Rhythm City-Davenport, and the improvements at Isle-Black Hawk and Isle-Lake Charles. Room revenue and food, beverage and other revenue have increased primarily as a result of the acquisitions of the former Lady Luck properties, the Isle-Kansas City, Lady Luck-Las Vegas, and the Rhythm City-Davenport, and the opening of new hotels at Isle-Black Hawk, Isle-Tunica and Isle-Lake Charles. Pari-mutuel commissions and fees have remained stable compared to the prior year.

     Casino operating expenses for the fiscal year ended April 29, 2001 totaled $192.2 million, or 20.1% of casino revenue, versus $116.1 million, or 18.7% of casino revenue, for the fiscal year ended April 30, 2000. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue for the combined original Isle of Capri properties.

     Operating expenses for the fiscal year ended April 29, 2001 also included room expenses of $12.1 million or 23.8% of gross room revenue from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Lula, Isle-Bettendorf, Isle-Marquette, Isle-Tunica, Isle-Black Hawk, Lady Luck Las Vegas and Rhythm City-Davenport compared to $5.8 million or 23.5% of gross room revenue for the fiscal year ended April 30, 2000 from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg, Isle-Lula, Isle-Bettendorf, Isle-Natchez and Isle-Marquette. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the fiscal year ended April 29, 2001, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $192.6 million, or 20.1% of casino revenue, compared to $122.6 million, or 19.8% of casino revenue, for the fiscal year ended April 30, 2000, which is consistent with each state's gaming tax rate for the applicable fiscal years. For the fiscal year ended April 30, 2000, state and local gaming taxes were only paid in Louisiana, Mississippi, Iowa and Colorado. Legislation was passed during the most recent Louisiana legislative session that allowed Louisiana riverboats which had been required, including the riverboats at the Isle-Lake Charles, to conduct cruises to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5%.

     Pari-mutuel operating costs of Pompano Park totaled $16.2 million in fiscal 2001 compared to $16.4 million in fiscal 2000. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. Pari-mutuel operating costs as a percentage of pari-mutuel revenues have remained relatively stable at 73.2% for the fiscal year ended April 29, 2001 compared to 74.4% for the fiscal year ended April 30, 2000.

     Food, beverage and other expenses totaled $32.0 million for the fiscal year ended April 29, 2001, compared to $19.1 million for the fiscal year ended April 30, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food and beverage and other operating expenses as a percentage of gross food, beverage and other revenues increased from 20.4% for the fiscal year ended April 30, 2000 to 21.6% for the fiscal year ended April 29, 2001. This was attributable to the inclusion of eight months of operations of the Lady Luck-Las Vegas operations in the downtown Las Vegas market, whose food and beverage expense is significantly higher than other Isle properties. The increase was also due to the start up costs related to the opening of food and beverage outlets related to the opening of hotels at Isle-Lake Charles and Isle-Tunica and the newly acquired outlets at Isle-Kansas City that were not converted to Isle standards until the fourth quarter, 2001.

     Marine and facilities expenses totaled $63.6 million for the fiscal year ended April 29, 2001, versus $39.9 million for the fiscal year ended April 30, 2000. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. These expenses have increased as a result of the increase in the number of properties operated by the Isle of Capri and continued expansion of Isle facilities. Marine and facilities expenses as a percentage of net revenue have remained relatively stable at 6.5% for the fiscal year ended April 29, 2001 compared to 6.2% for the fiscal year ended April 30, 2000.

     Marketing and administrative expenses totaled $249.9 million, or 25.4% of net revenue, for the fiscal year ended April 29, 2001, versus $167.6 million, or 25.9% of net revenue, for the fiscal year ended April 30, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses as a dollar amount have increased as a result of the expansion in the number of properties operated by the Isle of Capri and continued expansion of Isle facilities, but as a percentage of net revenue have slightly decreased.

     Preopening expenses of $.2 million for the fiscal year ended April 29, 2001, and $3.4 million for the fiscal year ended April 30, 2000, represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Boonville in December 2001 and Isle-Tunica in July 1999.

     The other charges of $8.2 million includes a $3.0 million loss due to the write off of abandoned expansion projects assets at Isle-Biloxi, a $2.9 million loss due to the termination of the Enchanted Capri joint venture as a result of Bankruptcy Court filings by Commodore Holdings, Ltd., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture (see footnote 6), a $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi, and a $.9 million loss relating to the write off of the theater production contracts at Isle-Tunica.

     The valuation allowance totaling $1.0 million reflects the write-down of marine assets held for development or sale to their net realizable value.

     Depreciation and amortization expense was $69.1 million for the fiscal year ended April 29, 2001 and $42.3 million for the fiscal year ended April 29, 2000. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The 63.2% increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service or acquired.

     Interest expense was $93.8 million for the fiscal year ended April 29, 2001, net of capitalized interest of $3.8 million and interest income of $5.1 million, versus $55.6 million for the year ended April 30, 2000, net of capitalized interest of $2.4 million and interest income of $4.8 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $11.5 million net of capitalized interest of $.7 million and interest income of $.2 related to Isle-Black Hawk is included in interest expense in fiscal 2001. This compares to interest expense of $10.8 million, net of capitalized interest of $1.1 million and interest income of $.4 million in fiscal 2000.

     Isle of Capri's results of operations for the fiscal year ended April 29, 2001 included a gain on sale of assets of $.3 million compared to $3.1 million for the fiscal year ended April 30, 2000. Both gains related to the sale of an option to purchase 135 acres of land adjacent to the Pompano Park, Inc. facility.

     Isle of Capri's effective tax rate was 44.9% prior to extraordinary items for the fiscal year ended April 29, 2001 and 44.3% for the fiscal year ended April 30, 2000, which includes the effects of non-deductible goodwill amortization for income tax purposes.


Fiscal  Year  Ended  April 30, 2000 Compared to Fiscal Year Ended April 25, 1999

     Gross revenue for the fiscal year ended April 30, 2000 was $759.8 million, which included $619.4 million of casino revenue, $24.8 million of rooms revenue, $22.1 million of pari-mutuel commissions and $93.6 million of food, beverage and other revenue. This compares to gross revenue for the previous fiscal year ended April 25, 1999 of $530.1 million, which included $424.4 million of casino revenue, $19.1 million of room revenue, $21.4 million of pari-mutuel commissions and $65.2 million of food, beverage and other revenue. Casino revenue increased $195.0 million or 45.9% primarily as a result of the inclusion of approximately two months of operating results from the acquisition of Lady Luck, a full year of operations at the Isle-Black Hawk (which commenced operations on December 30, 1998), the opening of a 305-room hotel at the Isle-Bossier City, increased market share at the Isle-Lake Charles, the opening of the Isle-Tunica on July 26, 1999 and a full year of operating results from a 124-room hotel at the Isle-Vicksburg (which opened in March 1999). Room revenue and food, beverage and other revenue have increased primarily as a result of the Lady Luck acquisition and the increased number of hotel rooms. Pari-mutuel commissions and fees have increased slightly compared to the prior year as a result of adverse weather conditions in the prior fiscal year.

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

     Operating expenses for the fiscal year ended April 30, 2000 also included room expenses of $5.8 million from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg, Isle-Lula, Isle-Bettendorf, Isle-Natchez and Isle-Marquette. These expenses reflect those directly relating to the cost of providing these hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Rooms operating expenses as a percentage of rooms revenue increased from 20.5% for the fiscal year ended April 25, 1999 to 23.5% for the fiscal year ended April 30, 2000. Room expenses and room expenses as a percentage of rooms revenue both increased primarily as a result of start up costs related to the opening of the new 305 room deluxe Isle-Bossier City hotel in late June 1999. Additionally, the hotels acquired through the Lady Luck acquisition currently have higher operating expenses than the Isle of Capri Casino hotels.

     State and local gaming taxes paid in Louisiana, Mississippi, Iowa and Colorado totaled $122.6 million, or 19.8% of casino revenue, for the fiscal year ended April 30, 2000, compared to $86.9, or 20.5% of casino revenue for the fiscal year ended April 25, 1999, which is consistent with each state's gaming tax rate for the applicable fiscal years.

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

     Food, beverage and other expenses totaled $19.1 million for the fiscal year ended April 30, 2000, compared to $14.2 million for the fiscal year ended April 25, 1999. These expenses have increased as a result of the opening of the Isle-Black Hawk and the Isle-Tunica, as well as the Lady Luck acquisition. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and operating expenses of these departments. Food and beverage operating expenses as a percentage of food, beverage and other revenues decreased from 21.8% for the fiscal year ending April 25, 1999 to 20.4% for the fiscal year ended April 30, 2000. Food and beverage operating margins were lower primarily due to increased food cost related to certain seafood items that are featured in most of the Company's restaurants.

     Marine and facilities expenses totaled $39.9 million for the fiscal year ended April 30, 2000, versus $28.2 million for the fiscal year ended April 25, 1999. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. Marine and facilities expenses have increased due to the addition of several new and acquired facilities. Marine and facilities expenses as a percentage of net revenue have remained level at approximately 6.2%.

     Marketing and administrative expenses totaled $167.6 million, or 25.9% of net revenue, for the fiscal year ended April 30, 2000, versus $121.0 million, or
26.5 % of net revenue, for the fiscal year ended April 25, 1999. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a dollar amount due primarily to the opening of the addition of several new and acquired casino facilities, while these expenses as a percentage of total revenue remains level as a result of management's expense containment programs.

     Preopening expenses of $3.4 million for the fiscal year ended April 30, 2000, and $3.3 million for the fiscal year ended April 25, 1999, represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Tunica in July 1999 and Isle-Black Hawk in December 1998, respectively.

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

     Interest expense was $55.6 million for the fiscal year ended April 30, 2000, net of capitalized interest of $2.4 million and interest income of $4.8 million, versus $45.7 million for the year ended April 25, 1999, net of capitalized interest of $7.2 million and interest income of $2.9 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $10.8 million, net of capitalized interest of $1.1 million and interest income of $.4 million related to Isle-Black Hawk is included in the fiscal year ended April 30, 2000. This compares to interest expense of $5.2 million, net of capitalized interest of $4.8 million and interest income of $.9 million, for the fiscal year ended April 25, 1999.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

     At April 29, 2001, Isle of Capri had cash and cash equivalents of $76.7 million, compared to cash and equivalents of $168.0 million and short-term investments of $39.0 million (that matured during fiscal 2001) at April 30, 2000. The $91.3 million decrease in cash and cash equivalents is the result of $225.4 million net cash used in investing activities, $74.2 million net cash provided by operating activities, and $59.9 million net cash provided by financing activities.

     Isle of Capri invested $159.3 million in property and equipment during the fiscal year ended April 29, 2001 primarily for the development of the Isle-Boonville, construction of hotels at Isle-Black Hawk and Isle-Lake Charles, construction of a hotel and two theaters at Isle-Tunica, conversion of the former Lady Luck properties into Isle of Capri properties and renovations at Isle-Kansas City and Rhythm City-Davenport. Isle of Capri also invested $111.4 million in the acquisitions of Isle-Kansas City, Lady Luck Las Vegas and Rhythm City - Davenport. Isle of Capri received $39.0 million from the sale of short-term investments.

     The following table reflects expenditures for property and equipment on major projects:





                         COSTS ($IN MILLIONS)
                         -----------------------------
                                                                                    TOTAL
                                                                                    SPENT
                                                                  PRIOR  CURRENT     AS OF     NEXT     TOTAL
PROPERTY. . . . . . . .  PROJECT                                   YEAR     YEAR    4/29/01    YEAR    EXPECTED
-----------------------  -----------------------------  -------  ------  -------  ---------  ------    --------

Isle-Boonville. . . . .  Develop casino                          $    -     16.2  $    16.2  $ 47.3     $ 63.5
Isle-Tunica . . . . . .  Construct hotel & 2 theaters              11.3     31.4       42.7     1.9       44.6
Isle-Bossier City . . .  Construct hotel                           43.5        -       43.5       -       43.5
Lady Luck properties. .  Convert to Isle                            1.7     31.8       33.5     3.4       36.9
Isle-Lake Charles . . .  Construct hotel                           10.2     24.4       34.6     0.9       35.5
Isle-Black Hawk . . . .  Construct hotel                           20.8      7.1       27.9     0.4       28.3
Rhythm City - Davenport  Renovations                                  -     17.5       17.5     5.8       23.2
Isle-Kansas City. . . .  Renovations                                  -     12.6       12.6     4.0       16.6
Lady Luck Las Vegas . .  Renovations                                  -      1.4        1.4     1.5        3.0
All . . . . . . . . . .  Slot program                                 -        -          -    35.0       35.0
All . . . . . . . . . .  Maintenance                               17.1     16.8       33.9    26.0       59.9
                                                                 ------   ------  ---------  ------     ------
Total                                                            $104.6   $159.2  $   263.8  $126.2     $390.0
                                                                 ======   ======  =========  ======     ======



     During the fiscal year ended April 29, 2001, financing activities provided net cash of $59.9 million. Isle of Capri received $2.2 million in proceeds from debt and $93.0 million, net, was borrowed under the Revolver. The Revolver is due March 2005 and is a variable rate debt instrument currently at an interest rate of 7.53%. Isle reduced the Senior Credit Facility and other debt by $19.0 million and purchased 2.0 million shares of its common stock at a total cost of $16.7 million.

     On May 3, 2000, Isle of Capri acquired Isle-Boonville, which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri is currently developing the casino project with a total expected investment of approximately $63.5 million that includes the total purchase price of $11.5 million. The Company expects to complete the project by the end of 2001. A significant portion of the principal near term capital requirements will be related to the construction of the Isle-Boonville, of which $16.2 million was expended as of April 29, 2001.

     On June 6, 2000, Isle of Capri acquired Isle-Kansas City for $33.5 million cash less certain assumed liabilities. Isle of Capri is investing an additional $16.6 million in this project, primarily to re-theme the casino into an Isle of Capri. This project is substantially complete, and as of April 29, 2001 the Company had spent $12.6 million.

     Isle of Capri completed the acquisition of the Lady Luck Las Vegas casino and hotel on September 12, 2000. The acquisition price for the Lady Luck Las Vegas facility was $14.5 million.

     On October 10, 2000, the Company purchased the Rhythm City-Davenport from a subsidiary of President Casinos, Inc., for $58.2 million. Isle of Capri is investing up to an additional $23.2 million in this project, primarily to replace the existing boat and re-theme the casino into a Rhythm City Casino. The project is substantially complete, and as of April 29, 2001 the Company had spent $17.5 million.

     Isle of Capri is investing up to an estimated $36.8 million to re-theme the Lady Luck casinos into Isle of Capri casinos. As of April 29, 2001, $33.4 million was spent on this project.

     Isle of Capri anticipates that capital improvements approximating $29.7 million will be made during fiscal 2002 to maintain its existing facilities and remain competitive in its market.

     On July 26, 2000, the Missouri Gaming Commission preliminarily selected the Company's Jefferson County, Missouri project for development. The project will primarily serve the South St.Louis metropolitan area. The project is expected to include a 35,000-square-foot casino, the Isle's standard signature restaurants, a 200-room hotel and an entertainment complex. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to condemn and/or annex the Company's site in order to prevent development of the project. The Company intends to vigorously oppose these efforts and has filed a declaratory judgment action challenging the town's right to condemn and/or annex the property. Development of the project has been delayed.

          A joint venture in which Isle of Capri owns a 45% interest is one of three applicants which has applied to the Louisiana Gaming Control Board for the issuance of a gaming license in Morgan City, Louisiana. A decision is expected from the Louisiana Gaming Control Board during the second half of 2001.

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

     On June 18, 2001, Isle of Capri exercised the option under its existing $600 million Amended and Restated Credit Agreement to add $50 million of additional term loans under the same terms, conditions and covenants. Proceeds from the loans were used to reduce outstanding borrowings under Isle of Capri's $125 million revolving loan facility.

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

          In the fourth quarter of fiscal 2001, the Company entered into three interest rate swap agreements that effectively convert portions of its floating-rate debt to a fixed-rate basis for the next two to three years, thus reducing the impact of interest rate changes on future interest expense. Approximately $150 million or 32.5% of the Company's $461.3 million variable rate term debt outstanding under its Amended and Restated Senior Credit Facility was designated as the hedged items to interest rate swap agreements at April 29, 2001.

               The Company evaluates the effectiveness of these hedged transactions on a quarterly basis. The Company found no portion of the hedging instruments to be ineffective during the year ended April 29, 2001. Accordingly, no gain or losses have been recognized on these cash flow hedges.

     The following table provides information at April 29, 2001, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in thousands) and related weighted average interest rates by expected maturity dates.





Fiscal Year
(dollars in thousands)                             2002      2003      2004       2005       2006   THEREAFTER    TOTAL
----------------------                       ------------  --------  --------  ---------  ---------  ------------  --------
Liabilities
Long-term debt, including current portion

Fixed Rate . . . . . . . . . . . . . . . .  $     2,881   $ 2,350   $ 2,295   $ 77,420   $  1,402   $   396,766   $483,114

Avg. interest rate . . . . . . . . . . . .        9.441%    9.441%    9.439%     9.436%     8.759%        8.745%

Variable Rate. . . . . . . . . . . . . . .  $    18,055   $25,555   $29,397   $126,750   $191,750   $   164,500   $556,007

Avg. interest rate (1) . . . . . . . . . .            -         -         -          -          -             -


Fiscal Year                                 Fair Value
(dollars in thousands)                       4/29/01
----------------------                      --------
Liabilities
Long-term debt, including current portion

Fixed Rate . . . . . . . . . . . . . . . .  $452,514

Avg. interest rate

Variable Rate. . . . . . . . . . . . . . .  $556,007

Avg. interest rate (1)





(1) Interest is based upon, at our option, a one-, two-, three-, or six-month LIBOR rate plus a margin ranging from 1.75% to 3.625%, or the prime rate plus a margin ranging from 0.75% to 2.625% for our term loan and revolving credit facility. The applicable margin on a portion of the debt is dependent upon Isle of Capri's outstanding indebtedness and operating cash flow. Also included in variable rate debt is a term loan held by Isle-Black Hawk bearing interest at prime rate plus a margin of 3.0%.

ITEM  8.       INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                                                                          PAGE
                                                                         -----
ISLE  OF  CAPRI  CASINOS,  INC.

Report of Independent Auditors                                              44
Consolidated Balance Sheets, April 29, 2001 and April 30, 2000              45
Consolidated  Statements  of  Operations,  Years ended April 29, 2001
  April 30, 2000 and April 25, 1999                                         47
Consolidated  Statements  of  Stockholders'  Equity, Years ended
  April 29, 2001, April  30,  2000 and  April  25,  1999                    48
Consolidated  Statements  of  Cash  Flows, Years ended April 29, 2001
  April 30, 2000 and April 25, 1999                                         49
Notes to Consolidated Financial Statements                                  51

                         REPORT OF INDEPENDENT AUDITORS

The  Board  of  Directors  and  Stockholders
Isle  of  Capri  Casinos,  Inc.

     We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 29, 2001 and April 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 29, 2001, April 30, 2000 and April 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 29, 2001 and April 30, 2000, and the consolidated results of its operations and its cash flows for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, in conformity with accounting principles generally accepted in the United States.


                                   ERNST  &  YOUNG  LLP

New  Orleans,  Louisiana
June  14,  2001




                                    ISLE OF CAPRI CASINOS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                    ASSETS                                                          April 29,    April 30,
                    ------                                                               2001         2000
                                                                                   -----------  ----------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   76,659   $  167,972
  Short term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       39,044
  Accounts receivable:
     Related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -          307
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,203        6,343
  Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,700            -
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,536       15,167
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .      16,359        9,500
                                                                                   -----------  ----------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     121,457      238,333
Property and equipment - net. . . . . . . . . . . . . . . . . . . . . . . . . . .     872,168      699,246
Other assets:
  Investment in and advances to joint ventures. . . . . . . . . . . . . . . . . .          39        1,914
  Property held for development or sale . . . . . . . . . . . . . . . . . . . . .       2,860        3,782
  Licenses and other intangible assets, net of accumulated amortization of
    $14,942 and $11,896, respectively.. . . . . . . . . . . . . . . . . . . . . .      62,918       91,100
  Goodwill, net of accumulated amortization of
    $21,509 and $11,721, respectively.. . . . . . . . . . . . . . . . . . . . . .     291,755      228,530
  Berthing, concession, and leasehold rights, net of accumulated amortization of
    $2,775 and $2,462, respectively . . . . . . . . . . . . . . . . . . . . . . .       3,493        3,806
  Deferred financing costs, net of accumulated amortization of $8,533 and
    $4,145, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,856       25,466
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,300        5,556
  Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,061        7,781
                                                                                   -----------  ----------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,382,907   $1,305,514
                                                                                   ===========  ==========

                 See notes to consolidated financial statements

                                    ISLE OF CAPRI CASINOS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                   LIABILITIES AND STOCKHOLDERS' EQUITY                             April 29,    April 30,
                   ------------------------------------                                  2001         2000
                                                                                   -----------  ----------

Current liabilities:
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .  $   20,936   $   17,400
  Accounts payable:
     Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,635       24,407
     Related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           95
  Accrued liabilities:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,521       10,010
     Payroll and related. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,653       39,338
     Property and other taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      14,963       16,096
     Income tax payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       10,661
     Progressive jackpots and slot club awards. . . . . . . . . . . . . . . . . .      12,616        9,033
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43,222       34,996
                                                                                   -----------  ----------
    Total current liabilities.. . . . . . . . . . . . . . . . . . . . . . . . . .     159,546      162,036
Long-term debt, less current maturities.. . . . . . . . . . . . . . . . . . . . .   1,018,185      945,501
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,563       25,763
Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,670        8,851

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,902        7,843
Stockholders' equity:
  Preferred stock, $.01 par value; 2,050 shares authorized; none issued.. . . . .           -            -
  Common stock, $.01 par value; 45,000 shares authorized; shares issued and
    outstanding: 30,615 at April 29, 2001 and 30,369 at April 30, 2000. . . . . .         306          304
  Class B common stock, $.01 par value; 3,000 shares authorized; none
    issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -            -
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .     129,408      125,572
  Unearned compensation.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,800)           -
  Retained earnings.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,788       29,644
                                                                                   -----------  ----------
                                                                                      182,702      155,520
  Treasury stock, 1,966 shares at April 29, 2001. . . . . . . . . . . . . . . . .     (16,661)           -
                                                                                   -----------  ----------
      Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .     166,041      155,520
                                                                                   -----------  ----------
      Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $1,382,907   $1,305,514
                                                                                   ===========  ==========

                 See notes to consolidated financial statements




                                      ISLE OF CAPRI CASINOS, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Fiscal Year Ended
                                                                          -------------------
                                                                      April 29,    April 30,    April 25,
                                                                           2001         2000         1999
                                                             -------------------  -----------  -----------
Revenues:
  Casino. . . . . . . . . . . . . . . . . . . . . . . . . .  $          957,147   $  619,351   $  424,379
  Rooms . . . . . . . . . . . . . . . . . . . . . . . . . .              50,734       24,809       19,128
  Pari-mutuel commissions and fees. . . . . . . . . . . . .              22,152       22,064       21,351
  Food, beverage and other. . . . . . . . . . . . . . . . .             148,315       93,572       65,220
                                                             -------------------  -----------  -----------
    Gross revenues. . . . . . . . . . . . . . . . . . . . .           1,178,348      759,796      530,078
    Less: promotional allowances. . . . . . . . . . . . . .             195,547      113,092       73,196
                                                             -------------------  -----------  -----------
           Net revenues . . . . . . . . . . . . . . . . . .             982,801      646,704      456,882
Operating expenses:
  Casino. . . . . . . . . . . . . . . . . . . . . . . . . .             192,209      116,105       77,679
  Gaming taxes. . . . . . . . . . . . . . . . . . . . . . .             192,571      122,572       86,855
  Rooms . . . . . . . . . . . . . . . . . . . . . . . . . .              12,072        5,824        3,914
  Pari-mutuel . . . . . . . . . . . . . . . . . . . . . . .              16,212       16,406       15,741
  Food, beverage and other. . . . . . . . . . . . . . . . .              31,988       19,089       14,204
  Marine and facilities . . . . . . . . . . . . . . . . . .              63,644       39,862       28,218
  Marketing and administrative. . . . . . . . . . . . . . .             249,888      167,584      121,046
  Accrued litigation settlement (reversal). . . . . . . . .                   -            -       (4,215)
  Valuation charge. . . . . . . . . . . . . . . . . . . . .               1,032            -        5,097
  Preopening expenses . . . . . . . . . . . . . . . . . . .                 176        3,420        3,320
  Other charges . . . . . . . . . . . . . . . . . . . . . .               8,165            -            -
  Depreciation and amortization . . . . . . . . . . . . . .              69,112       42,346       36,277
                                                             -------------------  -----------  -----------
    Total operating expenses. . . . . . . . . . . . . . . .             837,069      533,208      388,136
                                                             -------------------  -----------  -----------
Operating income. . . . . . . . . . . . . . . . . . . . . .             145,732      113,496       68,746
  Interest expense. . . . . . . . . . . . . . . . . . . . .             (98,943)     (60,413)     (48,638)
  Interest income . . . . . . . . . . . . . . . . . . . . .               5,107        4,780        2,907
  Gain on disposal of assets. . . . . . . . . . . . . . . .                 271        3,106            -
  Minority interest . . . . . . . . . . . . . . . . . . . .              (6,357)      (3,700)       2,209
  Equity in income (loss) of unconsolidated joint ventures.                (162)         259       (1,340)
                                                             -------------------  -----------  -----------
Income before income taxes and extraordinary item . . . . .              45,648       57,528       23,884
  Income tax provision. . . . . . . . . . . . . . . . . . .              20,504       25,473       11,775
                                                             -------------------  -----------  -----------
Income before extraordinary item. . . . . . . . . . . . . .              25,144       32,055       12,109
  Extraordinary loss on extinguishment of debt, net of
    applicable income tax benefit of $634 and $19,538,
    respectively. . . . . . . . . . . . . . . . . . . . . .                   -         (984)     (36,285)
                                                             -------------------  -----------  -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $           25,144   $   31,071   $  (24,176)
                                                             ===================  ===========  ===========
  Earnings (loss) per share of common stock:
  Earnings (loss) per common share-basic:
    Income before extraordinary item. . . . . . . . . . . .  $             0.84   $     1.22   $     0.51
    Extraordinary loss, net.. . . . . . . . . . . . . . . .                   -        (0.04)       (1.54)
                                                             -------------------  -----------  -----------
    Net income (loss).. . . . . . . . . . . . . . . . . . .  $             0.84   $     1.18   $    (1.03)
                                                             ===================  ===========  ===========

  Earnings (loss) per common share - assuming dilution:
    Income before extraordinary item. . . . . . . . . . . .  $             0.80   $     1.15   $     0.51
    Extraordinary loss, net . . . . . . . . . . . . . . . .                   -        (0.04)       (1.52)
                                                             -------------------  -----------  -----------
    Net income (loss) . . . . . . . . . . . . . . . . . . .  $             0.80   $     1.11   $    (1.01)
                                                             ===================  ===========  ===========

  Weighted average basic shares . . . . . . . . . . . . . .              29,894       26,327       23,569
  Weighted average diluted shares . . . . . . . . . . . . .              31,513       27,925       23,859

        See notes to consolidated financial statements.




                                    ISLE OF CAPRI CASINOS, INC.
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)

                                                   Shares of               Additional                             Retained
                                                   Common     Common       Paid-in    Unearned        Treasury    Earnings
                                                   Stock      Stock        Capital    Compensation    Stock        (Deficit)
                                                   ---------  -----------  ---------  --------------  ----------  ----------

Balance, April 26, 1998 . . . . . . . . . . . . .     23,569  $       236  $  63,146  $           -   $       -   $  22,749
  Net loss. . . . . . . . . . . . . . . . . . . .          -            -          -              -           -     (24,176)
                                                   ---------  -----------  ---------  --------------  ----------  ----------
Balance, April 25, 1999 . . . . . . . . . . . . .     23,569          236     63,146              -           -      (1,427)
  Exercise of stock options and warrants. . . . .        500            5      2,727              -           -
  Issuance of common stock for acquisition. . . .      6,300           63     59,699              -           -
  Net income. . . . . . . . . . . . . . . . . . .          -            -          -              -           -      31,071
                                                   ---------  -----------  ---------  --------------  ----------  ----------
Balance, April 30, 2000 . . . . . . . . . . . . .     30,369          304    125,572              -           -      29,644
  Exercise of stock options . . . . . . . . . . .        246            2      1,136              -           -           -
  Grant of nonvested stock. . . . . . . . . . . .          -            -      2,700         (2,700)          -           -
  Purchase of treasury stock. . . . . . . . . . .          -            -          -              -     (16,661)          -
  Amortization of unearned compensation . . . . .          -            -          -            900           -           -
  Net income. . . . . . . . . . . . . . . . . . .          -            -          -              -           -      25,144
                                                   ---------  -----------  ---------  --------------  ----------  ----------
Balance, April 29, 2001 . . . . . . . . . . . . .     30,615  $       306  $ 129,408  $      (1,800)  $ (16,661)  $  54,788
                                                   =========  ===========  =========  ==============  ==========  ==========



 ISLE OF CAPRI CASINOS, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (IN THOUSANDS)


                                                   Total
                                                   Stockholders'
                                                   Equity
                                                   ---------------

Balance, April 26, 1998 . . . . . . . . . . . . .  $       86,131
  Net loss. . . . . . . . . . . . . . . . . . . .         (24,176)
                                                   ---------------
Balance, April 25, 1999 . . . . . . . . . . . . .          61,955
  Exercise of stock options and warrants. . . . .           2,732
  Issuance of common stock for acquisition. . . .          59,762
  Net income. . . . . . . . . . . . . . . . . . .          31,071
                                                   ---------------
Balance, April 30, 2000 . . . . . . . . . . . . .         155,520
  Exercise of stock options . . . . . . . . . . .           1,138
  Grant of nonvested stock. . . . . . . . . . . .               -
  Purchase of treasury stock. . . . . . . . . . .         (16,661)
  Amortization of unearned compensation . . . . .             900
  Net income. . . . . . . . . . . . . . . . . . .          25,144
                                                   ---------------
Balance, April 29, 2001 . . . . . . . . . . . . .  $      166,041
                                                   ===============

                 See notes to consolidated financial statements




                                   ISLE OF CAPRI CASINOS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                      Fiscal Year Ended
                                                                                      -------------------
                                                                              April 29,    April 30,    April 25,
                                                                                   2001         2000         1999
                                                                     -------------------  -----------  -----------
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $           25,144   $   31,071   $  (24,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . .              69,112       42,346       36,277
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .              11,068       17,410       (7,763)
  Amortization of deferred financing costs. . . . . . . . . . . . .               4,388        2,969        2,317
  Amortization of unearned compensation . . . . . . . . . . . . . .                 900            -            -
  Other charges . . . . . . . . . . . . . . . . . . . . . . . . . .               8,165            -            -
  Valuation charge. . . . . . . . . . . . . . . . . . . . . . . . .               1,032            -        5,097
  Loss (gain) on disposal of assets.. . . . . . . . . . . . . . . .                (271)      (3,106)         659
  Equity in (income) loss of unconsolidated joint ventures. . . . .                 162         (259)       1,340
  Extraordinary item (net of taxes) . . . . . . . . . . . . . . . .                   -          984       36,285
  Minority interest . . . . . . . . . . . . . . . . . . . . . . . .               6,358        3,700       (2,209)
  Changes in current assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . .              (2,020)         363         (278)
    Income tax receivable . . . . . . . . . . . . . . . . . . . . .              (4,700)       8,143       15,592
    Prepaid expenses and other assets.. . . . . . . . . . . . . . .              (6,475)      (1,666)      (1,126)
    Accounts payable and accrued liabilities. . . . . . . . . . . .             (38,713)      28,526        3,203
                                                                     -------------------  -----------  -----------
Net cash provided by operating activities.. . . . . . . . . . . . .              74,150      130,481       65,218

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . . . . . .            (159,326)    (104,568)     (94,996)
Net cash paid for acquisitions. . . . . . . . . . . . . . . . . . .            (111,399)    (119,355)           -
Sale (purchase) of short-term investments.. . . . . . . . . . . . .              39,044      (39,044)           -
Proceeds from sales of assets.. . . . . . . . . . . . . . . . . . .                 271        6,134          202
Investments in and advances to joint ventures . . . . . . . . . . .              (1,324)         196       (1,482)
Restricted cash.. . . . . . . . . . . . . . . . . . . . . . . . . .               1,256        2,559       44,861
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .               6,100       (3,879)        (601)
                                                                     -------------------  -----------  -----------
Net cash used in investing activities.. . . . . . . . . . . . . . .            (225,378)    (257,957)     (52,016)

FINANCING ACTIVITIES:
Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . . . .               2,238      475,061      447,088
Net proceeds from line of credit. . . . . . . . . . . . . . . . . .              93,000            -            -
Principal payments on debt. . . . . . . . . . . . . . . . . . . . .             (19,021)    (258,078)    (414,136)
Deferred financing costs. . . . . . . . . . . . . . . . . . . . . .                (779)      (9,384)     (13,497)
Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . .             (16,659)           -            -
Proceeds from exercise of stock options and warrants. . . . . . . .               1,136        2,732            -
                                                                     -------------------  -----------  -----------
Net cash provided by financing activities . . . . . . . . . . . . .              59,915      210,331       19,455

Net increase (decrease) in cash and cash equivalents. . . . . . . .             (91,313)      82,855       32,657
Cash and cash equivalents at beginning of year. . . . . . . . . . .             167,972       85,117       52,460
                                                                     -------------------  -----------  -----------
Cash and cash equivalents at end of year. . . . . . . . . . . . . .  $           76,659   $  167,972   $   85,117
                                                                     ===================  ===========  ===========


                 See notes to consolidated financial statements




                                    ISLE OF CAPRI CASINOS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (IN THOUSANDS)

                                                                         Fiscal Year Ended
                                                                        -------------------
                                                                    April 29,    April 30,    April 25,
                                                                         2001         2000         1999
                                                           -------------------  -----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments (receipts) for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .  $           99,620   $   52,090   $   63,297
  Income taxes. . . . . . . . . . . . . . . . . . . . . .              22,337       (1,933)       3,140

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Notes payable and debt issued for:
  Property and equipment. . . . . . . . . . . . . . . . .                   -            -        8,369
Other:
  Deferred financing costs funded through
    issuance of common stock. . . . . . . . . . . . . . .                   -            -            -
  Construction costs funded through accounts payable. . .               2,809        2,453        2,401
Acquisitions of businesses:
     Fair value of assets acquired. . . . . . . . . . . .             189,772      496,417            -
     Less fair value of liabilities assumed . . . . . . .             (78,373)    (317,300)           -
     Less, stock issued . . . . . . . . . . . . . . . . .                   -      (59,762)           -
                                                           -------------------  -----------  ----------
     Net cash payment . . . . . . . . . . . . . . . . . .             111,399      119,355            -

                 See notes to consolidated financial statements

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES


Basis  of  Presentation

     Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations in Biloxi, Vicksburg, Tunica, Natchez and Lula, Mississippi; in Bossier City and Lake Charles, Louisiana; in Bettendorf, Marquette and Davenport, Iowa; in Kansas City, Missouri; in Black Hawk, Colorado; in Las Vegas, Nevada; and Pompano, Florida. We are currently developing a casino in Boonville, Missouri and have received preliminary approval from the Missouri Gaming Commission to develop a casino and hotel facility in Jefferson County, Missouri, which is in the St. Louis metropolitan area.

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

Fiscal  Year  End

     Effective April 27, 1997, the Company changed from an April 30 fiscal year end to a fiscal year ending on the last Sunday in April. This fiscal year creates more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically this system necessitates a 53-week year and fiscal 2000 was one such year. Fiscal 2001 commenced on May 1, 2000 and ended on April 29, 2001.

Cash  Equivalents

     The Company considers all highly liquid investments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are placed primarily with a high-credit-quality financial institution. At April 29, 2001, cash equivalents were invested primarily in short-term commercial paper and U.S. Treasury Bills. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

Revenue  and  Promotional  Allowances

     Casino revenues represent the net win from gaming activities. Net win is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive electronic gaming device jackpots.

     Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. These amounts, which are included in promotional allowances, totaled $124.7 million, $74.9 million and $49.7 million for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, respectively. The estimated cost of providing such complimentary services, which is included in casino expense, was $86.1 million, $52.7 million and $33.1 million for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, respectively. Promotional allowances also include cash given to guests (see New Pronouncements).

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

   Advertising  Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended April 29, 2001, April 30, 2000 and April 25, 1999 totaled $21.1 million, $14.7 million and $10.8 million, respectively.

Licenses  and  other  intangible  assets

          Licenses and other intangible assets principally represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP") and the value of the Lady Luck trademarks, player database and workforce acquired in the acquisition of Lady Luck Gaming Corporation. These assets are being amortized over a twenty-five-year period using straight-line method.

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

     Deferred  Financing  Costs

     The costs of issuing long-term debt are capitalized and are being amortized using the straight-line method over the term of the related debt.

     Berthing,  Concession,  and  Leasehold  Rights

     Berthing, concession and leasehold rights are recorded at cost and are being amortized over approximately twenty years using the straight-line method.

     Goodwill

     Goodwill reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of SCGC, GPRI, LRGP, Lady Luck and subsidiaries, BRDC, Inc., IOC Boonville, Inc. f/k/a Davis Gaming Boonville, Inc. ("Isle-Boonville"), Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport. Goodwill is being amortized over a twenty-five-year period using the straight-line method (see New Pronouncements).

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     New  Pronouncements

          Effective for fiscal 2001, the Company adopted new guidance issued by the Emerging Issues Task Force of the Financial Accounting Standards Board relative to EITF Issue No.00-14 "Accounting for Certain Sales Incentives" and EITF Issue No.00-22, "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". EITF Issue No.00-14 requires the redemption of coupons for cash to be recognized as a reduction of revenue and EITF Issue No.00-22 requires the redemption of "points" for cash to be recognized as a reduction of revenue. The Company has complied with the requirements of this new guidance in the accompanying consolidated statements of operations. To be consistent with the fiscal 2001 presentation, approximately $38.1 million and $23.5 million of slot points expense and cash coupon redemptions, previously reported as marketing expenses, have been reclassified to promotional allowances for the years ended April 30, 2000 and April 25, 1999, respectively.

          In June 1998, FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133") was issued. FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FASB 137") was issued. FASB 133, as amended by FASB 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of April 29, 2001, the Company has adopted FASB Statement No. 133 (see Item 7a). The impact of the adoption of FASB 133 on the Company's financial statements was insignificant.

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized under any circumstance and only is reduced if it is found to be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, but earlier adoption is permissable under certain circumstances. The expected impact of the adoption of SFAS No. 142 will be an increase to income before income taxes of approximately $11.0 million in fiscal 2002 if the Company adopts this pronouncement in its first quarter of 2002.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Earnings  per  Common  Share






                                                                             FISCAL YEAR ENDED
                                                                             -----------------
                                                                          APRIL 29,   APRIL 30,    APRIL 25,
                                                                               2001        2000         1999
                                                                 ------------------  -----------  -----------
Numerator:
  Income before extraordinary item. . . . . . . . . . . . . . .  $           25,144  $   32,055   $   12,109
  Extraordinary loss, net . . . . . . . . . . . . . . . . . . .                   -        (984)     (36,285)
                                                                 ------------------  -----------  -----------
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . .              25,144      31,071      (24,176)
  Numerator for basic earnings (loss) per share - income
    (loss) available to common stockholders . . . . . . . . . .              25,144      31,071      (24,176)
  Effect of diluted securities. . . . . . . . . . . . . . . . .                   -           -            -
                                                                 ------------------  -----------  -----------
  Numerator for diluted earnings (loss) per share-
    income (loss) available to common stockholders after
         assumed conversions. . . . . . . . . . . . . . . . . .  $           25,144  $   31,071   $  (24,176)
                                                                 ==================  ===========  ===========

Denominator:
  Denominator for basic earnings (loss) per share -
    weighted - average shares . . . . . . . . . . . . . . . . .  $           29,894  $   26,327   $   23,569
  Effect of dilutive securities
    Employee stock options and warrants . . . . . . . . . . . .               1,619       1,598          290
                                                                 ------------------  -----------  -----------
  Dilutive potential common shares. . . . . . . . . . . . . . .               1,619       1,598          290
                                                                 ------------------  -----------  -----------
  Denominator for diluted earnings (loss) per share -
    adjusted weighted - average shares and assumed conversions.  $           31,513  $   27,925   $   23,859
                                                                 ==================  ===========  ===========

  BASIC EARNINGS (LOSS) PER SHARE
    Income before extraordinary item. . . . . . . . . . . . . .  $             0.84  $     1.22   $     0.51
    Extraordinary loss, net . . . . . . . . . . . . . . . . . .                   -       (0.04)       (1.54)
                                                                 ------------------  -----------  -----------
    Net income (loss).. . . . . . . . . . . . . . . . . . . . .  $             0.84  $     1.18   $    (1.03)
                                                                 ==================  ===========  ===========

  DILUTED EARNINGS (LOSS) PER SHARE
    Income before extraordinary item. . . . . . . . . . . . . .  $             0.80  $     1.15   $     0.51
    Extraordinary loss, net . . . . . . . . . . . . . . . . . .                   -       (0.04)       (1.52)
                                                                 ------------------  -----------  -----------
    Net income (loss).. . . . . . . . . . . . . . . . . . . . .  $             0.80  $     1.11   $    (1.01)
                                                                 ==================  ===========  ===========


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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:






                                                     APRIL 29,   APRIL 30,
                                                          2001        2000
                                                    ----------  ----------
                                                        (In thousands)
Property and equipment:
  Land and land improvements. . . . . . . . . . . .  $  126,784  $  114,626
  Leasehold improvements. . . . . . . . . . . . . .     110,727      98,473
  Buildings and improvements. . . . . . . . . . . .     414,410     307,116
  Riverboats and floating pavilions . . . . . . . .     158,246      98,448
  Furniture, fixtures and equipment. . . . . . . .     224,638     171,364
  Construction in progress. . . . . . . . . . . . .      31,398      53,565
                                                     ----------  ----------
                                                      1,066,203     843,592
  Less: accumulated depreciation and amortization..     194,035     144,346
                                                     ----------  ----------
                                                     $  872,168  $  699,246
                                                     ==========  ==========





     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:





                                    YEARS
                                    -------
Slot machines. . . . . . . . . . .        3
Furniture, fixtures and equipment     5-10
Leasehold improvements . . . . . .  10-39.5
Riverboats and floating pavilions.       25
Buildings and improvements . . . .     39.5


     Interest capitalized during the years ended April 29, 2001, April 30, 2000 and April 25, 1999 totaled $3.8 million, $2.4 million and $7.2 million, respectively. Depreciation and amortization expense for property and equipment for the years ended April 29, 2001, April 30, 2000 and April 25, 1999 totaled $54.7 million, $35.1 million and $30.4 million, respectively.

     Effective April 26, 1999, Isle of Capri increased its estimate of the useful lives of all land-based buildings and improvements from 25 years to 39.5 years to more appropriately reflect the expected useful lives of those assets. At the same time, Isle of Capri reduced its estimate of the useful lives of slot machines from 5 years to 3 years due to technological changes. The net effect of these two changes increased consolidated net income, earnings per basic share and earnings per diluted share for the year ended April 29, 2001, by $1.0 million, $0.03 and $0.03, respectively. Excluding the changes in useful lives, consolidated net income, earnings per basic share and earnings per diluted share for the year ended April 29, 2001 would have been $24.1 million, $0.81 and $0.77, respectively. For the year ended April 30, 2000, the effect of these two changes was immaterial.

3.   RESTRICTED  CASH

     Restricted cash consists of a certificate of deposit in the amount of $1.5 million in connection with a lawsuit (see Note 12 for further details), construction escrow related to the Boonville, MO development of $1.0 million, workers' compensation deposits in the amount of $.3 million, and various other deposits totaling $1.5 million.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  SHORT-TERM  INVESTMENTS

     Short-term investments consist primarily of short-term commercial paper and certificates of deposits. The carrying amount of short-term investments approximates fair value because of the short maturity of these instruments.

5.  ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.

     On April 25, 1997, a wholly-owned subsidiary of the Company, Casino America of Colorado, formed Isle-Black Hawk, a limited liability company, with Blackhawk Gold, Ltd., a wholly-owned subsidiary of Nevada Gold & Casinos, Inc. Isle-Black Hawk owns a casino in Black Hawk, Colorado, which opened on December 30, 1998. The Company has a 57% indirect ownership interest in Isle-Black Hawk. In August 2000, Isle-Black Hawk completed construction of a hotel containing 237 rooms at the site of the Isle-Black Hawk casino.

6.  CAPRI  CRUISES,  L.L.C.

     On April 20, 1998, a subsidiary of the Company formed a joint venture, Capri Cruises, L.L.C., with Commodore Holdings Limited, parent company of Commodore Cruise Line, to operate a cruise ship with a home port of New Orleans. Cruise operations began in early June 1998. In December 2000, the cruise ship ceased operations as a result of Bankruptcy Court filings by Commodore Holdings, Ltd. and certain subsidiaries, the owner of the remaining 50% interest in the joint venture and the operator of the ship. The Company no longer owns an interest in the joint venture and has recorded a charge of approximately $2.9 million for the year ended April 29, 2001, for its investment in this venture and related costs.

7.  MERGERS  AND  ACQUISITIONS

    Isle  of  Capri-Tunica

     In March 1999, the Company acquired the original Harrah's casino facility located in Tunica County, Mississippi for $9.5 million. The Company invested an additional $24.0 million to equip, renovate and open this facility as an Isle of Capri casino. The Company opened the Isle-Tunica on July 26, 1999 with approximately 875 slot machines, 15 table games and two trademark restaurants. The Company also invested approximately $44.0 million to construct an on-site hotel with 227 rooms and two live entertainment theaters with combined seating for 1,800 people. Construction of the hotel and theaters was completed in November 2000.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  MERGERS  AND  ACQUISITIONS  (CONTINUED)

BRDC,  Inc.

     On March 2, 2000, a subsidiary of the Company merged with BRDC which owned a 50% interest in Lady Luck's Bettendorf, Iowa facility that was not owned by Lady Luck and related real estate in exchange for 6.3 million shares of the Company's common stock. BRDC was owned by members of the family of Bernard Goldstein, the Company's Chairman and Chief Executive Officer, including Robert Goldstein, a member of the Company's board of directors.

Davis  Gaming  Boonville,  Inc.

     On May 3, 2000, the Company acquired Isle-Boonville, which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri is developing a casino project in Boonville with a total expected investment of approximately $63.5 million, which includes the purchase price of $11.5 million, of which approximately $16.2 million had been spent as of April 29, 2001. The Company expects to complete the project in late fall of 2001.

Flamingo  Hilton  Riverboat  Casino,  L.P.

     On June 6, 2000, the Company acquired certain assets less certain assumed liabilities of Isle-Kansas City for $33.5 million in cash. Isle of Capri plans to invest an additional $16.6 million in this project, primarily to re-theme the casino into an Isle of Capri casino, of which approximately $12.6 million had been spent as of April 29, 2001.

President  Casinos  -  Davenport  (Rhythm  City-Davenport)

     On October 10, 2000, a subsidiary of Isle of Capri acquired certain assets of the President Casino and Hotel in Davenport, Iowa from a subsidiary of President Casinos, Inc. Isle of Capri has re-themed the casino into a Rhythm City Casino, a new brand for the Company at a cost of $17.5 million as of April 29, 2001.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  MERGERS  AND  ACQUISITIONS  (CONTINUED)

     All of these transactions were accounted for as purchased business combinations with the purchase price allocated to the fair values of the assets and liabilities acquired. The operations of Lady Luck, BRDC, Isle-Boonville, Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport are included in the consolidated statements of operations from their respective dates of acquisition. In fiscal 2001, the Company evaluated the allocation of the purchase price for Lady Luck and Lady Luck Las Vegas and based upon the estimated fair values of the related assets and liabilities, re-allocated the purchase price.

     The pro forma unaudited results of operations for the years ended April 30, 2000, and April 25, 1999, assuming the purchase of Lady Luck and BRDC had been consummated as of April 27, 1998, follows:





                                            APRIL 30,   APRIL 25,
                                                 2000        1999
                                           ----------  -----------
                             (In thousands, except per share data)

Revenues. . . . . . . . . . . . . . . . .  $  910,698  $  733,879
Income before extraordinary item. . . . .      13,820       6,580
Net income (loss).. . . . . . . . . . . .      12,836     (29,705)
Income per common share
    before extraordinary item:
    Basic . . . . . . . . . . . . . . . .        0.52        0.22
    Diluted . . . . . . . . . . . . . . .        0.49        0.22
Net income (loss) per common share:
     Basic. . . . . . . . . . . . . . . .        0.49       (0.98)
     Diluted. . . . . . . . . . . . . . .        0.46       (0.97)

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

     Long-term debt - The fair value of the Company's long-term debt is estimated based on the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to the Company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

The estimated carrying amounts and fair values of the Company's financial instruments are as follows:





                                 APRIL 29, 2001                    APRIL 30, 2000
                                ----------------                   ---------------
                           CARRYING                           CARRYING
                           AMOUNT            FAIR VALUE       AMOUNT    FAIR VALUE
                           ----------------  ---------------  --------  -----------
                                                  (IN THOUSANDS)

Cash equivalents. . . . .  $         76,659  $        76,659  $167,972  $   167,972
Short-term investments. .                 -                -    39,044       39,044
Restricted cash . . . . .             4,300            4,300     5,556        5,556


Senior subordinated notes  $        390,000  $       354,900  $390,000  $   349,050
First mortage notes . . .            75,000           79,500    75,000       80,625
Other long-term debt. . .           574,121          574,121   497,901      497,901

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  LONG-TERM  DEBT




                                                                                             APRIL 29,   APRIL 30,
                                                                                                  2001        2000
                                                                                       ---------------  ----------
Long-term debt consists of the following:                                                         (In thousands)

8 3/4 % senior subordinated notes (described below) . . . . . . . . . . . . . . . . .  $       390,000  $  390,000
Senior Credit Facility (described below):
      Variable rate term loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .          461,250     475,000
      Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           93,000           -
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C., due
     August 2004; non-recourse to Isle of Capri Casinos, Inc. . . . . . . . . . . . .           75,000      75,000
Variable rate TIF Bonds due to City of Bettendorf, due in quarterly installments of various amounts, not including interest, Tax Incremental Financing Payable -
     Interest of approximately 6.7%, payments made through incremental property
     taxes to the City until paid in full, maturity no later than 2011. . . . . . . .            6,493       7,184
12 1/2 % note payable, due in monthly installments of $125,000, including interest,
     beginning October 1997 through October 2005. . . . . . . . . . . . . . . . . . .            4,999       5,818
8 % note payable, due in monthly installments of $66,667, including interest,
     through July 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              888       1,587
8 % note payable, due in monthly installments of $11,365, including interest,
     through December 2015. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,168       1,213
11% note payable, issued by Isle of Capri Black Hawk L.L.C., paid March 2001. . . . .                -         768
Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,323       6,331
                                                                                       ---------------  ----------
                                                                                             1,039,121     962,901
Less: current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,936      17,400
                                                                                       ---------------  ----------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,018,185  $  945,501
                                                                                       ===============  ==========



8.75%  Senior  Subordinated  Notes

     On April 23, 1999, the Company issued $390 million of 8.75% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Senior
Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. Interest on the Senior Subordinated Notes is payable semi-annually on each April 15 and October 15 through maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after April 15, 2004 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:






Year . . . . . . . .  Percentage
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

Senior  Credit  Facility

     Simultaneously, with the issuance of the Senior Subordinated Notes, the Company entered into a $175.0 million five-year credit facility (the "Senior Credit Facility") comprised of a $50.0 million term loan and a $125.0 million revolver. On March 2, 2000, the Company amended and restated the Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC, as well as, to provide financing for the pending acquisitions of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri and of Davis Gaming Boonville, Inc. The previous $175.0 million Senior Credit Facility was expanded under the amended and restated agreement to a $600.0 million facility ("Amended and Restated Senior Credit Facility").

     The Amended and Restated Senior Credit Facility provides for a $125.0 million revolving credit facility and a $100.0 million Tranche A term loan maturing on March 2, 2005, a $200.0 million Tranche B term loan maturing on March 2, 2006, and a $175.0 million Tranche C term loan maturing on March 2, 2007. The Company is required to make quarterly principal payments on the term loan portion of its Senior Credit Facility that began in March 2000. Such payments were initially $3.4 million per quarter with scheduled increases of $1.25 million per quarter in July of each year that the term loan is outstanding. On March 2, 2000, Isle of Capri drew $475.0 million in term loans under this facility in connection with the acquisition of Lady Luck and BRDC. A portion of the initial $475.0 million draw was also used to repay outstanding amounts under the existing credit facility and to fund the redemption of Lady Luck notes and preferred stock.

     At the Company's option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or
(2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.25%. At the Company's option, the Tranche B term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. At the Company's option, the Tranche C term loan may bear interest at (1) the highest of 1/2 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.625%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.625%. In the fourth quarter of fiscal 2001, the Company entered into three interest rate swap agreements that effectively convert portions of the floating rate term loans to a fixed-rate basis. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in Part II of this Form 10-K.

     The Amended and Restated Senior Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of April 29, 2001. The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding
Casino  America  of  Colorado,  Inc.,  Isle-Black  Hawk, and their subsidiaries.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  LONG-TERM  DEBT  (CONTINUED)

     The weighted average effective interest rate of total debt outstanding under the Amended and Restated Senior Credit Facility at April 29, 2001 was 8.49%.

     At April 29, 2001, $93.0 million was outstanding under the revolving credit agreement. The outstanding amounts under the term loan portion of the facility at April 29, 2001 was (in thousands):





  Tranche A. . $90,000
  Tranche B. . 198,000
  Tranche C. . 173,250
              --------
     Total. . $461,250
              ========





     The Amended and Restated Senior Credit Facility also provides the Company with the ability to borrow an additional $50.0 million (the "Greenshoe Option") under the term loans.

13%  First  Mortgage  Notes

     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes ("First Mortgage Notes") with contingent interest, due August 31, 2004, that is non-recourse debt to the Isle of Capri Casinos. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture governing the First Mortgage Notes). Every six months Isle-Black Hawk has met its debt covenant ratios to pay contingent interest in accordance with the Indenture. The amount of contingent interest expense recorded for the years ended April 29, 2001 and April 30, 2000 totaled $1.5 million and $1.1 million, respectively.

          The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 31, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:





Year                   Percentage
--------------------  -----------

2001.. . . . . . . .     106.500%
2002.. . . . . . . .     103.200%
2003 and thereafter.     100.000%




          On June 5, 2000, as required by the Indenture, Isle-Black Hawk offered to purchase for cash up to $1.2 million principal amount of First Mortgage Notes at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the payment date in accordance with the terms of the Indenture. None of the First Mortgage Notes were tendered for purchase. Isle Black-Hawk is required to make an offer based upon excess cash flow, as defined, every year during the term of the First Mortgage Notes.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.  LONG-TERM  DEBT  (CONTINUED)

Variable  Rate  TIF  Bonds

     As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City issued $9.5 million in tax incremental financing bonds ("TIF Bonds"), $7.5 million of which was used by Isle - Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City's obligations, Isle - Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined "TIF District" which includes Isle - Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, Isle - Bettendorf may not be required to fully repay the $7.5 million. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, Isle - Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

Other

     Isle of Capri has $2.0 million available in bank lines of credit other than the Senior Credit Facility. As of April 29, 2001, Isle of Capri had no outstanding balances under these lines of credit.

     Isle-Black Hawk obtained a letter of credit, as a requirement to guarantee the City of Black Hawk (the "City") improvements according to the subdivision improvement agreement with the City. The letter of credit, totaling $.4 million and insured by $.2 million of restricted cash, can be drawn upon by the City for repair on the public improvements during the one-year warranty period ending February 2002.

     At April 29, 2001, Isle of Capri was in compliance with all debt covenants.

     The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:





        FISCAL YEAR ENDING
       --------------------
         (In thousands)

2002 . . . . . . . .$   20,936
2003 . . . . . . . .    27,905
2004 . . . . . . . .    31,692
2005 . . . . . . . .   204,170
2006 . . . . . . . .   193,152
Thereafter . . . . .   561,266
                     ---------
                    $1,039,121
                    ==========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  COMMITMENTS

     The Company has an agreement with the Biloxi Port Commission that provides the Company with certain docking rights. This agreement expires in July 2004, with seven renewal options of five years each. Annual rentals are the greater of $500,000 or 1% of gross gaming revenue, as defined. Annual rent during each renewal term is adjusted for increases in the Consumer Price Index, limited to 6% for each renewal period.

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

     In February 1995, in conjunction with its planned Cripple Creek Colorado development, the Company entered into a land lease. The lease has an initial term of 25 years, with options to renew for seven additional terms of 10 years each. The base rent is $250,000 per year increased by $10,000 each year until the annual rent is $300,000. After seven years, and every two years thereafter, the annual rent is adjusted based on increases in the Consumer Price Index, limited to a 4% increase in any two-year period.

     The Company leases approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. The initial term of this lease expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.3 million per year and is subject to increases based on the Consumer Price Index and construction of hotel facilities on the property.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  COMMITMENTS  (CONTINUED)

     The Company leases riverfront land from the City of Marquette, Iowa, under a lease agreement. This agreement expires in December 2019. Annual rent is $180,000 payable in equal monthly installments due on the first of each month. In addition to the base rent, the Company must also pay the following amounts:
(1) $0.50 per customer per day due the 15th day following each month and (2) 2.5% of net gambling receipts, as defined, from $20 million to $40 million, plus 5% of net gambling receipts, as defined, from $40 million to $60 million, plus 7 1/2 % of net gambling receipts, as defined, in excess of $60 million, due annually.

     The Company leases approximately 1,000 acres of land in Coahoma County, Mississippi and utilizes approximately 50 acres in connection with the operations of Isle-Lula. Unless terminated by the Company at an earlier date, the lease expires in 2033. Rent under the lease is currently 5.5 % of gross gaming revenue as established by the Mississippi Gaming Commission, as well as $3,333 per month for the Rhythm & Blues hotel.

     Through numerous lease agreements, the Company leases approximately 64 acres of land in Natchez, Mississippi, which is used in connection with the operation of Isle-Natchez. Unless terminated by the Company at an earlier date, the lease expiration dates vary from 2001 - 2037. Rents under the leases currently total approximately $60,000 per month. The Company also leases approximately 7.5 acres of land, which is utilized for parking at the facility.

     The Company leases approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Flamingo Casino. The term of the lease is 5 years and we have the option to renew the lease for 8 additional terms of 5 years each. Rent under the lease is currently $3 million per year, subject to the higher of $3 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

     Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at April 29, 2001:





                                              CAPITAL          OPERATING
                                              LEASES           LEASES
                                              ---------------  ----------
                                                      (In thousands)

2002 . . . . . . . . . . . . . . . . . . . .  $          395   $   21,986
2003 . . . . . . . . . . . . . . . . . . . .             402       19,384
2004 . . . . . . . . . . . . . . . . . . . .             384       17,727
2005 . . . . . . . . . . . . . . . . . . . .             331       17,724
2006 . . . . . . . . . . . . . . . . . . . .             318       16,972
Thereafter . . . . . . . . . . . . . . . . .           4,946      100,305
                                              ---------------  ----------
Total minimum lease payments . . . . . . . .  $        6,776   $  194,098
                                                               ==========
Amounts representing interest. . . . . . . .          (4,085)
                                              ---------------
Present value of net minimum lease payments.  $        2,691
                                              ===============





     Rent expense for operating leases was approximately $36.6 million, $19.6 million and $10.8 million for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, respectively. Such amounts include contingent rentals of $8.5 million $3.0 million and $2.6 million for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, respectively.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  COMMITMENTS  (CONTINUED)

     Jefferson  County,  Missouri

     On July 26, 2000, the Missouri Gaming Commission preliminarily selected the Company's Jefferson County, Missouri project for development. The project will primarily serve the South St. Louis metropolitan area. The project is expected to include a 35,000-square-foot casino, the Isle's signature restaurants, a 200-room hotel and an entertainment complex. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to condemn and/or annex the Company's site in order to prevent development of the project. The Company intends to vigorously oppose these efforts and has filed a declaratory judgment challenging the town's right to condemn and/or annex the property. Development of the project has been delayed.

11.  RELATED  PARTY  TRANSACTIONS

     On January 2, 1998, the Company acquired approximately 0.7 acres of property (the "Acquired Property") contiguous to the property being developed by Isle-Black Hawk for expansion of the entrance and signage. On January 2, 1998, Isle-Black Hawk, as Lessee, entered into a lease agreement with the Company for the Acquired Property and has utilized the Acquired Property in developing Isle-Black Hawk. The lease obligation consisted of $102,000 paid upon the inception of the lease and $17,000 per month, commencing July 15, 1998, and continuing until December 31, 2002. During the term of the lease, Isle-Black Hawk had the right to purchase the property for $1.5 million plus all interest and out-of-pocket costs that the Company incurred in connection with the purchase and ownership of the land, less any payments made by Isle-Black Hawk, as lessee. On January 7, 2000, Isle-Black Hawk purchased the property for $1.3 million.

     The Company also leases approximately eight acres of land from an entity owned by members of Bernard Goldstein's family, including Robert Goldstein, which is used for parking. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $20,000 per month.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.  CONTINGENCIES  (CONTINUED)

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately $2.1 billion drachma (which was approximately $5.5 million as of April 29, 2001 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach of approximately $2.7 million. Although the court granted our motion for summary judgment and dismissed the lawsuit, the matter is subject to appeal by the plaintiff. Accordingly, the outcome cannot be predicted with any degree of certainty. We intend to vigorously defend the claims asserted in this action.

     We are currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property owned by the Company located in Lula, Mississippi. The claimant is seeking payments based upon gross revenue from our Lula, Mississippi facility. We dispute this claim and believe that our responsibility is limited to payments that are fixed in amount. We intend to vigorously defend the claim asserted in this proceeding.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  INCOME  TAXES

     Income  tax  provision  (benefit)  consists  of  the  following:





                                   FISCAL YEAR ENDED
                                  ------------------
                              APRIL 29,   APRIL 30,    APRIL 25,
                                   2001        2000         1999
                     ------------------  -----------  -----------
                                         (In thousands)
Current:
  Federal . . . . .  $           10,430  $    6,891   $     (485)
  State . . . . . .                 506         538          485
                     ------------------  -----------  -----------
                                 10,936       7,429            -
Deferred:
  Federal . . . . .               8,705      15,928       (8,558)
  State . . . . . .                 863       1,482          795
                     ------------------  -----------  -----------
                                  9,568      17,410       (7,763)
                     ------------------  -----------  -----------
                                 20,504      24,839       (7,763)
Extraordinary loss.                   -        (634)     (19,538)
                     ------------------  -----------  -----------
                     $           20,504  $   25,473   $   11,775
                     ==================  ===========  ===========



A reconciliation of income tax provision (benefit) to the statutory corporate federal tax rate of 35% is as follows:




                                                 FISCAL YEAR ENDED
                                                 -----------------
                                            APRIL 29,   APRIL 30,   APRIL 25,
                                                 2001        2000        1999
                                   ------------------  ----------  -----------
                                                    (In thousands)
Statutory tax provision (benefit)  $           16,033  $   19,569  $  (11,178)
Effects of :
  State taxes . . . . . . . . . .                 890       2,021         591
  Goodwill. . . . . . . . . . . .               3,355       1,556       1,185
  Other . . . . . . . . . . . . .                 226       1,693       1,639
                                   ------------------  ----------  -----------
                                   $           20,504  $   24,839  $   (7,763)
                                   ==================  ==========  ===========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  INCOME  TAXES  (CONTINUED)

Significant components of the Company's net deferred income tax liabilities are as follows:





                                                   FISCAL YEAR ENDED
                                                 -------------------
                                                      APRIL 29,    APRIL 30,
                                                           2001         2000
                                             -------------------  -----------
                                                      (In thousands)
Deferred tax liabilities:
  Property and equipment. . . . . . . . . .  $           64,750   $   81,072
  Other . . . . . . . . . . . . . . . . . .               2,427          690
                                             -------------------  -----------
Total deferred tax liabilities. . . . . . .              67,177       81,762
Deferred tax assets:
  Dividends . . . . . . . . . . . . . . . .                 258          351
  Write-down of assets held for sale. . . .              21,202       20,841
  Preopening expenses . . . . . . . . . . .              (2,114)      (1,522)
  Accrued expenses. . . . . . . . . . . . .               7,347        9,148
  Charitable contribution carryover . . . .                 366          926
  Alternative minimum tax credit. . . . . .               2,483        2,181
  Net operating losses. . . . . . . . . . .              34,305       43,319
  Other . . . . . . . . . . . . . . . . . .               7,077        4,893
                                             -------------------  -----------
Total deferred tax assets . . . . . . . . .              70,924       80,137
Valuation allowance on deferred tax assets.              (4,773)      (8,971)
                                             -------------------  -----------
Net deferred tax assets . . . . . . . . . .              66,151       71,166
                                             -------------------  -----------
Net deferred tax liabilities. . . . . . . .  $            1,026   $   10,596
                                             ===================  ===========



     At April 29, 2001, the Company had alternative minimum tax credits that can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 29, 2001, the Company had federal net operating loss carryforwards of $95.2 million for income tax purposes, with expiration dates from 2008 to 2019. The net operating losses are subject to limitation under the income tax regulations, which may limit the amount ultimately utilized.


14.  COMMON  STOCK

     Stock-based  compensation.

     Under the Company's 1992, 1993 and 2000 Stock Option Plans, as amended, a maximum of 1,058,750, 4,650,000 and 2,542,566 options, respectively, may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.  COMMON  STOCK  (CONTINUED)

Stock  options  outstanding  are  as  follows:





                                                       WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE
                                                2001   EXERCISE     2000      EXERCISE        1999
                                             OPTIONS   PRICE       OPTIONS    PRICE         OPTIONS
                                             -------   --------    -------    --------      -------
Outstanding options at beginning of
     fiscal year. . . . . . . . . . . . .  3,920,498   $    5.29  3,959,487   $    4.48  2,718,199
Options granted . . . . . . . . . . . . .    611,250       15.47    518,200       10.25  1,342,500
Options exercised.. . . . . . . . . . . .   (246,374)       4.65   (380,989)       4.11          -
Options canceled. . . . . . . . . . . . .   (119,190)       8.87   (176,200)       4.49   (101,212)
                                           ----------             ----------             ----------
Outstanding options at end of fiscal year  4,166,184        6.72  3,920,498        5.29  3,959,487
                                           ==========             ==========             ==========



Weighted average fair value of options granted during fiscal 2001 and 2000 was $11.62 and $6.78, respectively.

The following table summarizes information about stock options outstanding at April 29, 2001:






                                                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                                       -------------------                     -------------------
                                                 WEIGHTED AVERAGE             WEIGHTED                    WEIGHTED
RANGES OF               NUMBER                   REMAINING                    AVERAGE         NUMBER      AVERAGE
EXERCISE PRICES.        OUTSTANDING              CONTRACTUAL LIFE           EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------


$.89 - $5.70 . .            2,505,124                 6.40  years           $       3.38       1,444,744  $ 3.54
5.88 - 11.25 . .              876,560                 6.55  years                   8.76         501,552    7.65
11.56 - 18.00. .              784,500                 7.59  years                  15.07         203,250   13.94
                  -------------------                                                     --------------
$.89 - $18.00. .            4,166,184                 6.65  years                   6.72       2,149,546    5.48
                  ===================                                                     ==============





     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation. Had compensation costs for the Company's three stock option plans been determined based on the fair value at the grant dates for awards in fiscal years 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts disclosed below:

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  COMMON  STOCK  (CONTINUED)




                                                                       FISCAL YEAR ENDED
                                                        APRIL 29, 2001     APRIL 30, 2000   APRIL 25, 1999
                                   --------------------------------------  ---------------  ---------------
                                                        (In thousands, except per share data)

NET INCOME (LOSS)
  As reported . . . . . . . . . .  $                               25,144  $        31,071        ($24,176)
  Pro forma.. . . . . . . . . . .  $                               23,641  $        29,055        ($25,153)

EARNINGS (LOSS) PER COMMON SHARE
Basic
  As reported . . . . . . . . . .  $                                 0.84  $          1.18          ($1.03)
  Pro forma . . . . . . . . . . .  $                                 0.79  $          1.10          ($1.07)

Diluted
  As reported . . . . . . . . . .  $                                 0.80  $          1.11          ($1.01)
  Pro forma . . . . . . . . . . .  $                                 0.75  $          1.04          ($1.05)




     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2001, 2000 and 1999: options vesting at 20% per year for five years; dividend yield of 0%; weighted average expected volatility of .70, .70 and .74, respectively; risk-free interest rate of 5.06%, 5.8% and 5.2%, respectively; and expected lives of 6 years.

     The pro forma effect on net income (loss) for fiscal 2001, 2000 and 1999 is not representative of the pro forma effect on net income for future years because it does not take into account pro forma compensation expense related to grants made prior to fiscal 1996 or the potential for issuance of additional stock options in future years.

    Warrants

     At  April  29,  2001,  the  Company had the following outstanding warrants:





                                 NUMBER OF       EXERCISE
                               ---------------
DATE ISSUED  EXPIRATION DATE  WARRANTS  SHARES   PRICE
-----------  ---------------  --------  -------  ------
June 1996 .  June 30, 2001           1   12,500  $ 5.88
June 1996 .  June 30, 2001           1   12,500  $ 5.88
May 1996. .  May 3, 2001       380,599  380,599  $10.00
May 1996. .  May 3, 2001             1  416,667  $12.00
August 1996  October 1, 2001   500,000  500,000  $10.50



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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  PREOPENING  EXPENSES

     Preopening expenses of $.2 million, $3.4 million and $3.3 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Boonville in December 2001, Isle-Tunica on July 26, 1999 and Isle-Black Hawk on December 30, 1998, respectively.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  VALUATION  ALLOWANCE

     During fiscal 2001, the Company recorded a valuation allowance totaling $1.0 million. The valuation allowance reflects the write-down of marine assets held for development or sale.

     During fiscal 1999, the Company recorded a valuation allowance totaling $5.1 million. The valuation allowance reflects the write-down of assets held for development or sale of $2.4 million related to its two original riverboat casino vessels and land the Company was planning to develop in Cripple Creek, Colorado. During the third quarter ended January 24, 1999, the Company entered an agreement to sell one of its two original riverboats for less than the recorded value. This sale closed during fiscal 2000, however, the Company had adjusted the valuation allowance related to both riverboats to reflect the fair value, based on the agreed upon sales price as of the third quarter ended January 24, 1999. Also, management delayed its plans to develop a casino on land it owns in Cripple Creek, Colorado. Accordingly, during the third quarter ended January 24, 1999, management established a valuation allowance on the land it owns in Cripple Creek to reflect the fair value as the carrying value. Additionally, the valuation allowance included $2.7 million related to future obligations under an operating lease related to its Cripple Creek, Colorado project.

18.  OTHER  CHARGES

          Other charges of $8.2 million includes a $3.0 million loss due to the write off of abandoned expansion projects assets at Isle-Biloxi, a $2.9 million loss due to the termination of the joint venture as a result of Bankruptcy Court filings by Commodore Holdings, Ltd., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture (see Note 6), $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi, and $.9 million loss relating to the write off of the theater production contracts at Isle-Tunica.

19.  EXTRAORDINARY  ITEM

     The Company incurred pre-tax extraordinary losses totaling $1.6 million in the fiscal year 2000 and $55.8 million in the fiscal year 1999. These losses are associated with the extinguishment of debt, primarily related to debt associated with the acquisition of Lady Luck on March 2, 2000 and the refinancing of the Company's $315 million 12.5% Senior Secured Notes and other debt on April 23, 1999. These losses included early payment premiums, as well as the write-off of consent fees and debt acquisition costs. The tax benefit from the extraordinary losses for fiscal 2000 and fiscal 1999 was approximately $.6 million and $19.5 million, respectively.

20.  DEFERRED  BONUS  PLAN

     In the second quarter of fiscal 2001, the Company's stockholders approved the Deferred Bonus Plan. The Plan provides for the issuance of nonvested stock to eligible officers and employees who agree to receive a deferred bonus in the form of nonvested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years. The nonvested stock issued in connection with the Plan totaled 380,681 shares as of April 29, 2001. For the year ended April 29, 2001, the Company recorded an unearned compensation contra account in consolidated stockholders' equity equal to the fair value of the nonvested award and recorded compensation expense for the portion of unearned compensation that had been earned through April 29, 2001.

21.  STOCK  REPURCHASE

     In November 2000, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company's outstanding common stock. In January 2001, the Board of Directors approved an additional 1.5 million shares under the stock repurchase program. As of April 29, 2001, a total of 2.0 million shares of common stock had been repurchased at a total cost of $16.7 million.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.  EMPLOYEE  BENEFIT  PLAN

     The Company has a defined-contribution, profit-sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company's contribution expense related to this plan was approximately $1.8 million, $.9 million and $.6 million for the years ended April 29, 2001, April 30, 2000 and April 25, 1999, respectively. The Company's contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million 8.75 % Senior Subordinated Notes due 2009. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of April 29, 2001, April 30, 2000 and April 25, 1999.






                                   ISLE OF CAPRI CASINOS, INC.
                                   CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR, AND PARENT
                                   COMPANY FINANCIAL INFORMATION
                                   AS OF APRIL 29, 2001, APRIL 30, 2000 AND APRIL 25, 1999
                                   (IN THOUSANDS)
                                                                                                   (b)
                                                              Isle of Capri     (a)            Non-Wholly
                                                              Casinos, Inc.    Wholly          Owned            Consolidating
                                                              Guarantor        Owned           Non-             and
                                                              (Parent          Guarantor       Guarantor        Eliminating
                                                              Obligor)         Subsidiaries    Subsidiaries     Entries
                                                              ---------------  --------------  ---------------  ---------------

As of April 29, 2001
Balance Sheet
------------------------------------------------------------
Current assets . . . . . . . . . . . . . . . . . . . . . . .  $       14,606   $      92,445   $       14,407   $            -
Intercompany receivables . . . . . . . . . . . . . . . . . .         858,629         130,130                3         (988,763)
Investments in subsidiaries. . . . . . . . . . . . . . . . .         256,497         256,877                -         (513,335)
Property and equipment, net. . . . . . . . . . . . . . . . .           1,714         766,777          103,677                -
Other assets . . . . . . . . . . . . . . . . . . . . . . . .          33,350         352,746            3,147                -
                                                              ---------------  --------------  ---------------  ---------------
Total assets.. . . . . . . . . . . . . . . . . . . . . . . .  $    1,164,796   $   1,598,975   $      121,234   $   (1,502,098)
                                                              ===============  ==============  ===============  ===============

Current liabilities. . . . . . . . . . . . . . . . . . . . .  $       36,682   $     110,457   $       12,406   $            1
Intercompany payables. . . . . . . . . . . . . . . . . . . .          23,884         962,691            2,188         (988,763)
Long-term debt,
   less current maturities.. . . . . . . . . . . . . . . . .         926,750          15,279           76,156                -
Deferred income taxes. . . . . . . . . . . . . . . . . . . .          11,434           4,129                -                -
Other accrued liabilities. . . . . . . . . . . . . . . . . .               -           9,670                -                -
Minority interest. . . . . . . . . . . . . . . . . . . . . .               -               -                -           13,902
Stockholders' equity . . . . . . . . . . . . . . . . . . . .         166,046         496,749           30,484         (527,238)
                                                              ---------------  --------------  ---------------  ---------------
Total liabilities and stockholders' equity . . . . . . . . .  $    1,164,796   $   1,598,975   $      121,234   $   (1,502,098)
                                                              ===============  ==============  ===============  ===============

                                                                                                  (b)
                                                              Isle of Capri     (a)            Non-Wholly
                                                              Casinos, Inc     Wholly          Owned            Consolidating
                                                              Guarantor        Owned           Non-             and
                                                              (Parent          Guarantor       Guarantor        Eliminating
                                                               Obligor)        Subsidiaries    Subsidiaries     Entries
                                                              ---------------  --------------  ---------------  ---------------

For the year ended April 29, 2001
Statement of Operations
------------------------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $     855,150   $      101,997   $            -
Rooms, food, beverage and other. . . . . . . . . . . . . . .             528         202,883           17,790                -
                                                              ---------------  --------------  ---------------  ---------------
Gross revenues . . . . . . . . . . . . . . . . . . . . . . .             528       1,058,033          119,787                -
Less: promotional allowances.. . . . . . . . . . . . . . . .               -         175,879           19,668                -
                                                              ---------------  --------------  ---------------  ---------------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . .             528         882,154          100,119                -

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . . . . . . . . . . .               -         177,392           14,817                -
Gaming taxes . . . . . . . . . . . . . . . . . . . . . . . .               -         172,489           20,082                -
Rooms, food, beverage and other. . . . . . . . . . . . . . .          (1,409)        348,990           35,596                -
Depreciation and amortization. . . . . . . . . . . . . . . .           1,179          64,597            3,336                -
                                                              ---------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . . . . . . . . . .            (230)        763,468           73,831                -

Operating income.. . . . . . . . . . . . . . . . . . . . . .             758         118,686           26,288                -
Gain on sale of assets.. . . . . . . . . . . . . . . . . . .               -             271                -                -
Interest expense, net. . . . . . . . . . . . . . . . . . . .         (92,128)        (96,415)         (11,688)         101,289
Interest Income. . . . . . . . . . . . . . . . . . . . . . .         100,687           5,524              184         (101,289)
Minority interest. . . . . . . . . . . . . . . . . . . . . .               -               -                -           (6,357)
Dividend income. . . . . . . . . . . . . . . . . . . . . . .               -          14,819                -          (14,819)
Equity in income (loss) of
unconsolidated joint venture.. . . . . . . . . . . . . . . .          31,236          29,046                -          (60,444)
                                                              ---------------  --------------  ---------------  ---------------
Income (loss) before income taxes. . . . . . . . . . . . . .          40,553          71,931           14,784          (81,620)
Income tax provision . . . . . . . . . . . . . . . . . . . .          15,418           5,086                -                -
                                                              ---------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $       25,135   $      66,845   $       14,784   $      (81,620)
                                                              ===============  ==============  ===============  ===============


                                                                                                   (b)
                                                              Isle of Capri     (a)            Non-Wholly
                                                              Casinos, Inc     Wholly          Owned            Consolidating
                                                              Guarantor        Owned           Non-             and
                                                              (Parent          Guarantor       Guarantor        Eliminating
                                                               Obligor)        Subsidiaries    Subsidiaries     Entries
                                                              ---------------  --------------  ---------------  ---------------

Statement of Cash Flows
------------------------------------------------------------
Net cash provided by (used in)
operating activities.. . . . . . . . . . . . . . . . . . . .  $     (183,107)  $     439,057   $       14,802   $     (196,602)
Net cash provided by (used in)
investing activities.. . . . . . . . . . . . . . . . . . . .          41,265        (453,984)          (8,570)         195,911
Net cash provided by (used in)
financing activities . . . . . . . . . . . . . . . . . . . .          63,056          (4,129)             297              691
                                                              ---------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
cash equivalents . . . . . . . . . . . . . . . . . . . . . .         (78,786)        (19,056)           6,529                -
Cash and cash equivalents at
beginning of the year. . . . . . . . . . . . . . . . . . . .          78,945          82,514            6,513                -
                                                              ---------------  --------------  ---------------  ---------------
Cash and cash equivalents at
end of the year. . . . . . . . . . . . . . . . . . . . . . .  $          159   $      63,458   $       13,042   $            -
                                                              ===============  ==============  ===============  ===============

As of April 30, 2000
Balance Sheet
------------------------------------------------------------
Current assets . . . . . . . . . . . . . . . . . . . . . . .  $      130,939   $      99,785   $        7,609   $            -
Intercompany receivables.. . . . . . . . . . . . . . . . . .         584,189         238,811                4         (823,004)
Investments in subsidiaries. . . . . . . . . . . . . . . . .         371,070               -                -         (369,156)
Property and equipment, net. . . . . . . . . . . . . . . . .           5,229         595,306           98,711                -
Other assets.. . . . . . . . . . . . . . . . . . . . . . . .          46,724         315,729            3,568                -
                                                              ---------------  --------------  ---------------  ---------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $    1,138,151   $   1,249,631   $      109,892   $   (1,192,160)
                                                              ===============  ==============  ===============  ===============

Current liabilities. . . . . . . . . . . . . . . . . . . . .  $       44,474   $     103,698   $       13,769   $            -
Intercompany payable . . . . . . . . . . . . . . . . . . . .          23,904         794,475            4,731         (823,015)
Long-term debt, less current maturities. . . . . . . . . . .         854,973          15,528           75,000                -
Deferred income taxes. . . . . . . . . . . . . . . . . . . .         (14,801)         40,564                -                -
Other accrued liabilities. . . . . . . . . . . . . . . . . .               -           8,851                -                -
Minority interest. . . . . . . . . . . . . . . . . . . . . .               -               -                -            7,843
Stockholders' equity . . . . . . . . . . . . . . . . . . . .         229,601         286,515           16,392         (376,988)
                                                              ---------------  --------------  ---------------  ---------------
Total liabilities and stockholders' equity.. . . . . . . . .  $    1,138,151   $   1,249,631   $      109,892   $   (1,192,160)
                                                              ===============  ==============  ===============  ===============


                                                                                                   (b)
                                                              Isle of Capri     (a)            Non-Wholly
                                                              Casinos, Inc.    Wholly          Owned            Consolidating
                                                              Guarantor        Owned           Non-             and
                                                              (Parent          Guarantor       Guarantor        Eliminating
                                                               Obligor)        Subsidiaries    Subsidiaries     Entries
                                                              ---------------  --------------  ---------------  ---------------

For the year ended April 30, 2000
Statement of Operations
------------------------------------------------------------
Revenues:
Casino.. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $     530,803   $       88,548   $            -
Rooms, food, beverage and other. . . . . . . . . . . . . . .           1,353         127,318           11,774                -
                                                              ---------------  --------------  ---------------  ---------------
Gross revenues.. . . . . . . . . . . . . . . . . . . . . . .           1,353         658,121          100,322                -
Less: promotional allowances . . . . . . . . . . . . . . . .               -          97,957           15,135                -
                                                              ---------------  --------------  ---------------  ---------------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . .           1,353         560,164           85,187                -

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . . . . . . . . . . .               -         103,509           12,596                -
Gaming taxes . . . . . . . . . . . . . . . . . . . . . . . .               -         105,232           17,340                -
Rooms, food, beverage and other. . . . . . . . . . . . . . .          (4,997)        223,404           33,778                -
Depreciation and amortization. . . . . . . . . . . . . . . .           1,030          39,202            2,114                -
                                                              ---------------  --------------  ---------------  ---------------
Total operating expenses.. . . . . . . . . . . . . . . . . .          (3,967)        471,347           65,828                -
                                                              ---------------  --------------  ---------------  ---------------

Operating income . . . . . . . . . . . . . . . . . . . . . .           5,320          88,817           19,359                -
Gain on sale of assets.. . . . . . . . . . . . . . . . . . .           3,092              14                -                -
Interest expense, net. . . . . . . . . . . . . . . . . . . .           2,804         (47,683)         (10,754)               -
Minority interest. . . . . . . . . . . . . . . . . . . . . .               -               -                -           (3,700)
Equity in income (loss) of
unconsolidated joint venture . . . . . . . . . . . . . . . .          44,686               -                -          (44,427)
                                                              ---------------  --------------  ---------------  ---------------
Income (loss) before income taxes
and extraordinary item.. . . . . . . . . . . . . . . . . . .          55,902          41,148            8,605          (48,127)
Income tax provision.. . . . . . . . . . . . . . . . . . . .          10,977          14,496                -                -
                                                              ---------------  --------------  ---------------  ---------------
Income (loss) before extraordinary item. . . . . . . . . . .          44,925          26,652            8,605          (48,127)
Extraordinary loss on extinguishment of debt
(net of applicable income tax benefit) . . . . . . . . . . .               -            (984)               -                -
                                                              ---------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $       44,925   $      25,668   $        8,605   $      (48,127)
                                                              ===============  ==============  ===============  ===============

                                                                                                   (b)
                                                              Isle of Capri     (a)            Non-Wholly
                                                              Casinos, Inc.    Wholly          Owned            Consolidating
                                                              Guarantor        Owned           Non-             and
                                                              (Parent          Guarantor       Guarantor        Eliminating
                                                               Obligor)        Subsidiaries    Subsidiaries     Entries

                                                              ---------------  --------------  ---------------  ---------------

Statement of Cash Flows
------------------------------------------------------------
Net cash provided by (used in)
operating activities . . . . . . . . . . . . . . . . . . . .  $     (307,048)  $     267,908   $       13,825   $      155,798
Net cash provided by (used in)
investing activities.. . . . . . . . . . . . . . . . . . . .         (63,577)        (21,108)         (17,475)        (155,798)
Net cash provided by (used in)
financing activities . . . . . . . . . . . . . . . . . . . .         407,411        (196,327)            (754)               -
                                                              ---------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
cash equivalents.. . . . . . . . . . . . . . . . . . . . . .          36,786          50,473           (4,404)               -
Cash and cash equivalents at
beginning of the year. . . . . . . . . . . . . . . . . . . .          35,826          38,374           10,917                -
                                                              ---------------  --------------  ---------------  ---------------
Cash and cash equivalents at
end of the year. . . . . . . . . . . . . . . . . . . . . . .  $       72,612   $      88,847   $        6,513   $            -
                                                              ===============  ==============  ===============  ===============

As of April 25, 1999
Balance Sheet
------------------------------------------------------------
Current assets.. . . . . . . . . . . . . . . . . . . . . . .  $       36,599   $      60,679   $       11,738   $            -
Intercompany receivables.. . . . . . . . . . . . . . . . . .         220,578         159,361                -         (379,939)
Investments in subsidiaries. . . . . . . . . . . . . . . . .         233,541               -                -         (231,690)
Property and equipment, net. . . . . . . . . . . . . . . . .           6,605         324,194           80,377                -
Other assets . . . . . . . . . . . . . . . . . . . . . . . .          44,377         103,916            6,148                -
                                                              ---------------  --------------  ---------------  ---------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $      541,700   $     648,150   $       98,263   $     (611,629)
                                                              ===============  ==============  ===============  ===============

Current liabilities. . . . . . . . . . . . . . . . . . . . .  $       13,395   $      56,074   $        9,419   $          (64)
Intercompany payable . . . . . . . . . . . . . . . . . . . .          24,593         349,994            5,289         (379,876)
Long-term debt, less current maturities. . . . . . . . . . .         441,757           9,348           75,768                -
Deferred income taxes. . . . . . . . . . . . . . . . . . . .               -           4,689                -                -
Minority interest. . . . . . . . . . . . . . . . . . . . . .               -               -                -            4,143
Stockholders' equity . . . . . . . . . . . . . . . . . . . .          61,955         228,045            7,787         (235,832)
                                                              ---------------  --------------  ---------------  ---------------
Total liabilities and stockholders' equity . . . . . . . . .  $      541,700   $     648,150   $       98,263   $     (611,629)
                                                              ===============  ==============  ===============  ===============


                                                                                                   (b)
                                                              Isle of Capri     (a)            Non-Wholly
                                                              Casinos, Inc.    Wholly          Owned            Consolidating
                                                              Guarantor        Owned           Non-             and
                                                              (Parent          Guarantor       Guarantor        Eliminating
                                                               Obligor)        Subsidiaries    Subsidiaries     Entries
                                                              ---------------  --------------  ---------------  ---------------

For the year ended April 25, 1999
Statement of Operations
------------------------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $     403,700   $       20,679   $            -
Rooms, food, beverage and other. . . . . . . . . . . . . . .             429         103,208            2,422             (359)
Gross revenues . . . . . . . . . . . . . . . . . . . . . . .             429         506,908           23,101             (359)
Less: promotional allowances . . . . . . . . . . . . . . . .               -          70,984            2,212           73,196
                                                              ---------------  --------------  ---------------  ---------------
Net revenues.. . . . . . . . . . . . . . . . . . . . . . . .             429         435,924           20,889             (359)

Operating expenses:
Casino . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          74,793            2,886                -
Gaming taxes.. . . . . . . . . . . . . . . . . . . . . . . .               -          82,925            3,930                -
Rooms, food, beverage and other. . . . . . . . . . . . . . .           4,390         170,227           13,067             (359)
Depreciation and amortization. . . . . . . . . . . . . . . .           3,439          31,853              985                -
                                                              ---------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . . . . . . . . . .           7,829         359,798           20,868             (359)
                                                              ---------------  --------------  ---------------  ---------------

Operating income (loss). . . . . . . . . . . . . . . . . . .          (7,400)         76,126               21                -
Interest expense, net. . . . . . . . . . . . . . . . . . . .          (5,671)        (34,853)          (5,207)               -
Minority interest. . . . . . . . . . . . . . . . . . . . . .               -               -                -            2,209
Equity in income (loss) of
unconsolidated joint venture.. . . . . . . . . . . . . . . .          36,955               -                -          (38,295)
                                                              ---------------  --------------  ---------------  ---------------
Income (loss) before income taxes
and extraordinary item . . . . . . . . . . . . . . . . . . .          23,884          41,272           (5,186)         (36,086)
Income tax provision (benefit) . . . . . . . . . . . . . . .          11,775           2,374                -           (2,374)
                                                              ---------------  --------------  ---------------  ---------------
Income (loss) before extraordinary item. . . . . . . . . . .          12,109          38,898           (5,186)         (33,712)
Extraordinary loss on extinguishment of
  debt (net of applicable income tax benefit). . . . . . . .         (36,285)              -                -                -
                                                              ---------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $      (24,176)  $      38,898   $       (5,186)  $      (33,712)
                                                              ===============  ==============  ===============  ===============


                                                                                                   (b)
                                                              Isle of Capri     (a)            Non-Wholly
                                                              Casinos, Inc.    Wholly          Owned            Consolidating
                                                              Guarantor        Owned           Non-             and
                                                              (Parent          Guarantor       Guarantor        Eliminating
                                                               Obligor)        Subsidiaries    Subsidiaries     Entries
                                                              ---------------  --------------  ---------------  ---------------
Statement of Cash Flows
------------------------------------------------------------
Net cash provided by (used in)
operating activities . . . . . . . . . . . . . . . . . . . .  $      (33,503)  $      94,689   $        2,757   $        1,275
Net cash provided by (used in)
investing activities . . . . . . . . . . . . . . . . . . . .          (7,465)        (49,368)           6,092           (1,275)
Net cash provided by (used in)
financing activities . . . . . . . . . . . . . . . . . . . .          56,773         (38,840)           1,522                -
                                                              ---------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
cash equivalents . . . . . . . . . . . . . . . . . . . . . .          15,805           6,481           10,371                -
Cash and cash equivalents at
beginning of the year. . . . . . . . . . . . . . . . . . . .          20,021          31,892              547                -
                                                              ---------------  --------------  ---------------  ---------------
Cash and cash equivalents at
end of the year. . . . . . . . . . . . . . . . . . . . . . .  $       35,826   $      38,373   $       10,918   $            -
                                                              ===============  ==============  ===============  ===============



ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR, AND PARENT
   COMPANY FINANCIAL INFORMATION
AS OF APRIL 29, 2001, APRIL 30, 2000 AND APRIL 25, 1999
(IN THOUSANDS)



                                                              Isle of Capri
                                                              Casinos, Inc.
                                                              Consolidated
                                                              ---------------

As of April 29, 2001
Balance Sheet
------------------------------------------------------------
Current assets . . . . . . . . . . . . . . . . . . . . . . .  $      121,458
Intercompany receivables . . . . . . . . . . . . . . . . . .              (1)
Investments in subsidiaries. . . . . . . . . . . . . . . . .              39
Property and equipment, net. . . . . . . . . . . . . . . . .         872,168
Other assets . . . . . . . . . . . . . . . . . . . . . . . .         389,243
                                                              ---------------
Total assets.. . . . . . . . . . . . . . . . . . . . . . . .  $    1,382,907
                                                              ===============

Current liabilities. . . . . . . . . . . . . . . . . . . . .  $      159,546
Intercompany payables. . . . . . . . . . . . . . . . . . . .               -
Long-term debt,
   less current maturities.. . . . . . . . . . . . . . . . .       1,018,185
Deferred income taxes. . . . . . . . . . . . . . . . . . . .          15,563
Other accrued liabilities. . . . . . . . . . . . . . . . . .           9,670
Minority interest. . . . . . . . . . . . . . . . . . . . . .          13,902
Stockholders' equity . . . . . . . . . . . . . . . . . . . .         166,041
                                                              ---------------
Total liabilities and stockholders' equity . . . . . . . . .  $    1,382,907
                                                              ===============

                                                              Isle of Capri
                                                              Casinos, Inc.
                                                              Consolidated
                                                              ------------

For the year ended April 29, 2001
Statement of Operations
------------------------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      957,147
Rooms, food, beverage and other. . . . . . . . . . . . . . .         221,201
                                                              ---------------
Gross revenues . . . . . . . . . . . . . . . . . . . . . . .       1,178,348
Less: promotional allowances.. . . . . . . . . . . . . . . .         195,547
                                                              ---------------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . .         982,801

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . . . . . . . . . . .         192,209
Gaming taxes . . . . . . . . . . . . . . . . . . . . . . . .         192,571
Rooms, food, beverage and other. . . . . . . . . . . . . . .         383,177
Depreciation and amortization. . . . . . . . . . . . . . . .          69,112
                                                              ---------------
Total operating expenses . . . . . . . . . . . . . . . . . .         837,069

Operating income.. . . . . . . . . . . . . . . . . . . . . .         145,732
Gain on sale of assets.. . . . . . . . . . . . . . . . . . .             271
Interest expense, net. . . . . . . . . . . . . . . . . . . .         (98,943)
Interest Income. . . . . . . . . . . . . . . . . . . . . . .           5,107
Minority interest. . . . . . . . . . . . . . . . . . . . . .          (6,357)
Dividend income. . . . . . . . . . . . . . . . . . . . . . .               -
Equity in income (loss) of
unconsolidated joint venture.. . . . . . . . . . . . . . . .            (162)
                                                              ---------------
Income (loss) before income taxes. . . . . . . . . . . . . .          45,648
Income tax provision . . . . . . . . . . . . . . . . . . . .          20,504
                                                              ---------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $       25,144
                                                              ===============


                                                              Isle of Capri
                                                              Casinos, Inc.
                                                              Consolidated
                                                              -------------

Statement of Cash Flows
------------------------------------------------------------
Net cash provided by (used in)
operating activities.. . . . . . . . . . . . . . . . . . . .  $       74,150
Net cash provided by (used in)
investing activities.. . . . . . . . . . . . . . . . . . . .        (225,378)
Net cash provided by (used in)
financing activities . . . . . . . . . . . . . . . . . . . .          59,915
                                                              ---------------
Net increase (decrease) in cash and
cash equivalents . . . . . . . . . . . . . . . . . . . . . .         (91,313)
Cash and cash equivalents at
beginning of the year. . . . . . . . . . . . . . . . . . . .         167,972
                                                              ---------------
Cash and cash equivalents at
end of the year. . . . . . . . . . . . . . . . . . . . . . .  $       76,659
                                                              ===============

As of April 30, 2000
Balance Sheet
------------------------------------------------------------
Current assets . . . . . . . . . . . . . . . . . . . . . . .  $      238,333
Intercompany receivables.. . . . . . . . . . . . . . . . . .               -
Investments in subsidiaries. . . . . . . . . . . . . . . . .           1,914
Property and equipment, net. . . . . . . . . . . . . . . . .         699,246
Other assets.. . . . . . . . . . . . . . . . . . . . . . . .         366,021
                                                              ---------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $    1,305,514
                                                              ===============

Current liabilities. . . . . . . . . . . . . . . . . . . . .  $      161,941
Intercompany payable . . . . . . . . . . . . . . . . . . . .              95
Long-term debt, less current maturities. . . . . . . . . . .         945,501
Deferred income taxes. . . . . . . . . . . . . . . . . . . .          25,763
Other accrued liabilities. . . . . . . . . . . . . . . . . .           8,851
Minority interest. . . . . . . . . . . . . . . . . . . . . .           7,843
Stockholders' equity . . . . . . . . . . . . . . . . . . . .         155,520
                                                              ---------------
Total liabilities and stockholders' equity.. . . . . . . . .  $    1,305,514
                                                              ===============


                                                              Isle of Capri
                                                              Casinos, Inc.
                                                              Consolidated
                                                              ------------

For the year ended April 30, 2000
Statement of Operations
------------------------------------------------------------
Revenues:
Casino.. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      619,351
Rooms, food, beverage and other. . . . . . . . . . . . . . .         140,445
                                                              ---------------
Gross revenues.. . . . . . . . . . . . . . . . . . . . . . .         759,796
Less: promotional allowances . . . . . . . . . . . . . . . .         113,092
                                                              ---------------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . .         646,704

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . . . . . . . . . . .         116,105
Gaming taxes . . . . . . . . . . . . . . . . . . . . . . . .         122,572
Rooms, food, beverage and other. . . . . . . . . . . . . . .         252,185
Depreciation and amortization. . . . . . . . . . . . . . . .          42,346
                                                              ---------------
Total operating expenses.. . . . . . . . . . . . . . . . . .         533,208
                                                              ---------------

Operating income . . . . . . . . . . . . . . . . . . . . . .         113,496
Gain on sale of assets.. . . . . . . . . . . . . . . . . . .           3,106
Interest expense, net. . . . . . . . . . . . . . . . . . . .         (55,633)
Minority interest. . . . . . . . . . . . . . . . . . . . . .          (3,700)
Equity in income (loss) of
unconsolidated joint venture . . . . . . . . . . . . . . . .             259
                                                              ---------------
Income (loss) before income taxes
and extraordinary item.. . . . . . . . . . . . . . . . . . .          57,528
Income tax provision.. . . . . . . . . . . . . . . . . . . .          25,473
                                                              ---------------
Income (loss) before extraordinary item. . . . . . . . . . .          32,055
Extraordinary loss on extinguishment of debt
(net of applicable income tax benefit) . . . . . . . . . . .            (984)
                                                              ---------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $       31,071
                                                              ===============


                                                              Isle of Capri
                                                              Casinos, Inc.
                                                              Consolidated

                                                              ------------

Statement of Cash Flows
------------------------------------------------------------
Net cash provided by (used in)
operating activities . . . . . . . . . . . . . . . . . . . .  $      130,483
Net cash provided by (used in)
investing activities.. . . . . . . . . . . . . . . . . . . .        (257,958)
Net cash provided by (used in)
financing activities . . . . . . . . . . . . . . . . . . . .         210,330
                                                              ---------------
Net increase (decrease) in cash and
cash equivalents.. . . . . . . . . . . . . . . . . . . . . .          82,855
Cash and cash equivalents at
beginning of the year. . . . . . . . . . . . . . . . . . . .          85,117
                                                              ---------------
Cash and cash equivalents at
end of the year. . . . . . . . . . . . . . . . . . . . . . .  $      167,972
                                                              ===============

As of April 25, 1999
Balance Sheet
------------------------------------------------------------
Current assets.. . . . . . . . . . . . . . . . . . . . . . .  $      109,016
Intercompany receivables.. . . . . . . . . . . . . . . . . .               -
Investments in subsidiaries. . . . . . . . . . . . . . . . .           1,851
Property and equipment, net. . . . . . . . . . . . . . . . .         411,176
Other assets . . . . . . . . . . . . . . . . . . . . . . . .         154,441
                                                              ---------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $      676,484
                                                              ===============

Current liabilities. . . . . . . . . . . . . . . . . . . . .  $       78,824
Intercompany payable . . . . . . . . . . . . . . . . . . . .               -
Long-term debt, less current maturities. . . . . . . . . . .         526,873
Deferred income taxes. . . . . . . . . . . . . . . . . . . .           4,689
Minority interest. . . . . . . . . . . . . . . . . . . . . .           4,143
Stockholders' equity . . . . . . . . . . . . . . . . . . . .          61,955
                                                              ---------------
Total liabilities and stockholders' equity . . . . . . . . .  $      676,484
                                                              ===============


                                                              Isle of Capri
                                                              Casinos, Inc.
                                                              Consolidated
                                                              ------------

For the year ended April 25, 1999
Statement of Operations
------------------------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      424,379
Rooms, food, beverage and other. . . . . . . . . . . . . . .         105,700
Gross revenues . . . . . . . . . . . . . . . . . . . . . . .         530,079
Less: promotional allowances

Net revenues.. . . . . . . . . . . . . . . . . . . . . . . .         456,883

Operating expenses:
Casino . . . . . . . . . . . . . . . . . . . . . . . . . . .          77,679
Gaming taxes.. . . . . . . . . . . . . . . . . . . . . . . .          86,855
Rooms, food, beverage and other. . . . . . . . . . . . . . .         187,325
Depreciation and amortization. . . . . . . . . . . . . . . .          36,277
                                                              ---------------
Total operating expenses . . . . . . . . . . . . . . . . . .         388,136
                                                              ---------------

Operating income (loss). . . . . . . . . . . . . . . . . . .          68,746
Interest expense, net. . . . . . . . . . . . . . . . . . . .         (45,731)
Minority interest. . . . . . . . . . . . . . . . . . . . . .           2,209
Equity in income (loss) of
unconsolidated joint venture.. . . . . . . . . . . . . . . .          (1,340)
                                                              ---------------
Income (loss) before income taxes
and extraordinary item . . . . . . . . . . . . . . . . . . .          23,884
Income tax provision (benefit) . . . . . . . . . . . . . . .          11,775
                                                              ---------------
Income (loss) before extraordinary item. . . . . . . . . . .          12,109
Extraordinary loss on extinguishment of
  debt (net of applicable income tax benefit). . . . . . . .         (36,285)
                                                              ---------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $      (24,176)
                                                              ===============


                                                              Isle of Capri
                                                              Casinos, Inc.
                                                              Consolidated
                                                              ------------
Statement of Cash Flows
------------------------------------------------------------
Net cash provided by (used in)
operating activities . . . . . . . . . . . . . . . . . . . .  $       65,218
Net cash provided by (used in)
investing activities . . . . . . . . . . . . . . . . . . . .         (52,016)
Net cash provided by (used in)
financing activities . . . . . . . . . . . . . . . . . . . .          19,455
                                                              ---------------
Net increase (decrease) in cash and
cash equivalents . . . . . . . . . . . . . . . . . . . . . .          32,657
Cash and cash equivalents at
beginning of the year. . . . . . . . . . . . . . . . . . . .          52,460
                                                              ---------------
Cash and cash equivalents at
end of the year. . . . . . . . . . . . . . . . . . . . . . .  $       85,117
                                                              ===============



(a) Certain of the Company's wholly owned subsidiaries were guarantors on the 8.75 % Senior Subordinated Notes, including the following: Isle-Biloxi, Isle-Vicksburg, Isle-Tunica, Isle-Bossier City, Isle-Lake Charles and PPI, Inc. Isle-Natchez, Isle-Lula, Isle-Bettendorf, and Isle-Marquette became guarantors as of March 2, 2000, the date of the acquisition. Isle-Boonville, Isle-Kansas City, Lady Luck Las Vegas and Isle-Davenport became guarantors as of their respective  dates  of  acquisition  (see  note  7).
(b)     The  following  non-wholly owned subsidiaries were not guarantors on the
8.75 % Senior Subordinated Notes:     Isle of Capri Black Hawk L.L.C. and Isle
of  Capri  Black  Hawk  Capital  Corp.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.  SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)




                                                          FISCAL QUARTERS ENDED
                                                              (IN THOUSANDS)
                                       -----------------------------------------------------------------
                                             JULY 30,            OCTOBER 29,    JANUARY 28,    APRIL 29,
                                               2000                   2000          2001         2001
                                       -----------------------  ------------  -------------  -----------
Net revenue . . . . . . . . . . . . .  $               235,667  $    233,794  $    237,509   $  275,831
Operating income. . . . . . . . . . .                   42,423        41,736        20,752       40,820
Net income (loss) . . . . . . . . . .                   10,569         9,636        (2,958)       7,897
Net income (loss) per common share:
  Basic . . . . . . . . . . . . . . .                     0.35          0.32         (0.10)        0.27
  Diluted . . . . . . . . . . . . . .                     0.33          0.30         (0.10)        0.26

                                                          FISCAL QUARTERS ENDED
                                                              (IN THOUSANDS)
                                       -----------------------------------------------------------------
                                            JULY 25,             OCTOBER 24,    JANUARY 23,   APRIL 30,
                                              1999                   1999          2000          2000
                                       -----------------------  ------------  -------------  -----------
Net revenue . . . . . . . . . . . . .  $               135,192  $    146,341  $    144,538   $  220,633
Operating income. . . . . . . . . . .                   20,989        23,770        23,084       45,653
Net income before extraordinary item.                    6,528         6,632         4,881       14,014
Extraordinary item, net . . . . . . .                        -             -             -         (984)
Net income. . . . . . . . . . . . . .                    6,528         6,632         4,881       13,030
Net income per share:
  before extraordinary item:
  Basic . . . . . . . . . . . . . . .                     0.28          0.28          0.20         0.47
  Diluted . . . . . . . . . . . . . .                     0.26          0.26          0.19         0.44
Net income per common share:
  Basic . . . . . . . . . . . . . . .                     0.28          0.28          0.20         0.44
  Diluted . . . . . . . . . . . . . .                     0.26          0.26          0.19         0.41



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

     The third quarter of fiscal 2001 includes other charges of $4.3 million related to $2.9 million loss on investment in joint venture and $1.4 million write off of Crowne Plaza license at Isle-Biloxi.

     The fourth quarter of fiscal 2001 includes other charges of $4.9 million related to $3.0 write off of abandoned expansion project assets at Isle-Biloxi, $.9 million relating to the write off of the theater production contracts at Isle-Tunica and $1.0 write down of marine assets.

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

                                     PART IV
                                     -------

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K.

     (a)     Documents  Filed  as  Part  of  this  Report.
             --------------------------------------------

          1.     Financial  Statements.
                 ---------------------

               The following financial statements and report of independent auditors are included on pages 44 to 82 of this Form 10-K:

                    ISLE  OF  CAPRI  CASINOS,  INC.

                    Report  of  Independent  Auditors
                    Consolidated  Balance Sheets - April 29, 2001 and April
                    30,  2000
                    Consolidated  Statements  of Operations - Fiscal Years
                    ended April 29, 2001,  April  30, 2000
                    and  April  25,  1999
                    Consolidated Statements of Stockholders' Equity - Fiscal Years ended April 29, 2001 and April 30, 2000 and  April  25,  1999
                    Consolidated  Statements  of  Cash  Flows - Fiscal
                    Years  ended  April  29,  2001,  April  30,
                    2000  and  April  25,  1999
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

     (b)     Reports  on  Form  8-K.
             ----------------------

          During the year ended April 29, 2001, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K filed on June 15, 2000, regarding Item 5 that announced the Company's earnings for the fourth quarter and fiscal year ended April 30, 2000.

Current Report on Form 8-K filed on August 22, 2000, regarding Item 5 that announced the Company's earnings for the first quarter ended July 30, 2000.

Current Report on Form 8-K filed on November 21, 2000, regarding Item 5 that announced the Company's earnings for the second quarter ended October 29, 2000.

Current Report on Form 8-K filed on January 9, 2001, regarding Item 5 that announced its expected earnings shortfall for the third quarter ending January 28, 2001.

Current Report on Form 8-K filed on January 11, 2001, regarding Item 5 that announced the registrant's plans to repurchase up to an additional 1,500,000 shares of its common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  July  30,  2001     By:  /s/  Bernard  Goldstein
                               -------------------------
                              Bernard  Goldstein,  Chairman  of  the  Board,
                                   Chief  Executive  Officer,  and  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July  30,  2001      /s/  Bernard  Goldstein
                            ------------------------
          Bernard  Goldstein,  Chairman  of  the  Board,
          Chief  Executive  Officer  and  Director
          (Principal  Executive  Officer)


Dated:  July  30,  2001      /s/  John  M.  Gallaway
                            ------------------------
          John  M.  Gallaway,  President,  Chief  Operating Officer and Director


Dated:  July  30,  2001      /s/  Rexford  A.  Yeisley
                            --------------------------
          Rexford  A.  Yeisley,  Chief  Financial  Officer
          (Principal  Financial  and  Accounting  Officer)


Dated:  July  30,  2001      /s/  Allan  B.  Solomon
                            ------------------------
          Allan  B.  Solomon,  Executive  Vice  President,
          Secretary,  General  Counsel  and  Director


Dated:  July  30,  2001      /s/  Emanuel  Crystal
                            ----------------------
          Emanuel  Crystal,  Director


Dated:  July  30,  2001      /s/  Robert  S.  Goldstein
                            ---------------------------
          Robert  S.  Goldstein,  Director


Dated:  July  30,  2001      /s/  Alan  J.  Glazer
                            ----------------------
          Alan  J.  Glazer,  Director


Dated:  July  30,  2001      /s/  W.  Randolph  Baker
                            -------------------------
          W.  Randolph  Baker,  Director

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER        EXHIBIT
-------       --------
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

3.1A          Amendment to the Company's Certificate of Incorporation dated September 28, 1998. (18)

3.2           Bylaws of Casino America, Inc., as amended. (5)

3.2A          Amendments to Bylaws of Casino America, Inc. dated as of February 7, 1997. (14)

4.1           Specimen Certificate of Common Stock. (2)

4.2A          Specimen Warrant Agreement with respect to warrants to purchase 900,000 shares of Isle of Capri Casinos, Inc. Co

4.2B          Form of Warrant Agreement with respect to warrants to purchase 500,000 shares of Isle of Capri Casinos, Inc. Com

4.3A          Warrant, dated June 9, 1995, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Isl

4.3B          Warrant, dated May 3, 1996, of Crown Casino Corporation to purchase up to 416,667 shares of Common Stock of Isle

4.4A          Indenture dated as of August 1, 1996 between Casino America, Inc. and Fleet National Bank, as Trustee. (8)

4.4B          First Supplemental Indenture dated as of April 21, 1999, between Isle of Capri Casinos, Inc. and Fleet National

4.5           Isle of Capri Casinos, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon its request,

4.6           Rights Agreement dated as of February 7, 1997 between Casino America, Inc. and Norwest Bank Minnesota, N.A., as R

4.7           Indenture, dated as of April 23, 1999, among the Company, the Subsidiary Guarantors named therein and State Stree

4.8           Registration Rights Agreement dated as of April 23, 1999, among Isle of Capri Casinos, Inc., the Subsidiary Guara



10.1          Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat

10.2          Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet Development Corporation. (2)

10.3          Addendum to Lease Agreement, dated August 1, 1992, between the City of Biloxi, Mississippi, Point Cadet Developm

10.3A         Second Addendum to Lease, dated April 9, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Deve

10.3B         Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cad

10.4          Declaration of Shared Facilities Agreement for the Isle of Capri Casino and Hotel, Biloxi, Mississippi, dated as

10.5          Agreement for Sale and Purchase by and between Casino America, Inc. and Pompano Park Associates, Limited Partner

10.6          Variable Gaming Adjustment Covenant made as of June 30, 1995 by PPI, Inc. in favor of Pompano Park Associates, L

*10.7         Casino America, Inc. 1992 Stock Option Plan. (1)

*10.8         Casino America, Inc. 1992 Stock Option Plan Amendment. (3)

*10.9         Casino America, Inc. 1993 Stock Option Plan, as amended. (7)

*10.10        Casino America, Inc. description of Employee Bonus Plan. (3)

10.11         Management Agreement dated January 4, 1993 between Riverboat Services, Inc. and Louisiana Riverboat Gaming Part

10.12         Management Agreement dated as of March 2, 1995 between Riverboat Services, Inc. and St. Charles Gaming Company, Inc.
              (7)

*10.13        Casino America, Inc. Retirement Trust and Savings Plan. (3)

*10.14        Director's Option Plan. (6)

10.15         Biloxi Waterfront Project Lease dated April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboa

10.15A        First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated April 26, 1995, by and between Riverbo

10.16         Crowne Plaza Resort New Development License Agreement between Holiday Inns Franchising, Inc. and Riverboat Corp

10.17         Security Agreement - Pledge dated as of June 9, 1995, between Louisiana Riverboat Gaming Partnership and Crown

10.18         Shareholders Agreement, dated as of June 9, 1995 by and between Crown Casino Corporation and Louisiana Riverboa

10.19         Amended and Restated Lease between Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Comp

10.20         Development Agreement between St. Charles Gaming Company, Inc. and Calcasieu Parish Police Jury dated June 5, 1995.
              (7)

10.21         Note Purchase Agreement, dated as of July 20, 1995, by and among Louisiana Riverboat Gaming Partnership, St. Ch

10.22         Lease between Pompano Park Associates, Inc., as Lessor, and Casino America, Inc., as Lessee, dated as of July 1

10.23         Promissory Note dated June 29, 1995 by and between PPI, Inc. and Capital Bank. (9)

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

*10.25        Employment Agreement dated January 6, 1999 between Isle of Capri Casinos, Inc. and Allan B. Solomon. (18)

*10.26        Employment Agreement dated January 6, 1999 by and between Isle of Capri Casinos, Inc. and Rexford A. Yeisley. (18)

*10.27        Employment Agreement dated January 6, 1999 by and between Isle of Capri Casinos, Inc. and Timothy M. Hinkley. (18)

10.28         Management Agreement dated April 25, 1997 between Casino America, Inc. and ICB, L.L.C. (15)

10.29         Operating Agreement of ICB, L.L.C. dated as of April 25, 1997 between Casino America of Colorado, Inc. and Blac

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

10.36         Asset Purchase Agreement by and between Tunica Partners, LP and Isle of Capri Casino - Tunica, Inc. and Isle of

10.37         Amendment No. 1 to Asset Purchase Agreement dated December 7, 1998. (19)

10.38         Amendment No. 2 to Asset Purchase Agreement dated February 24, 1999. (19)

*10.39        Employment Agreement dated January 6, 1999 between Isle of Capri Casinos, Inc. and Bernard Goldstein. (18)

10.40         Purchase Agreement, dated as of April 20, 1999, among Isle of Capri Casinos, Inc., the Subsidiary Guarantors na

10.41         Amended and Restated Credit Agreement, dated as of March 2, 2000, among Isle of Capri Casinos, Inc., the lender

10.42         Leases of part of casino site in Natchez, Mississippi dated October 28, 1991 between Lady Luck Mississippi, Inc

10.43         Silver Land, Inc. Amended and Restated Lease Agreement dated December 31, 1992.  Incorporated by reference to E

10.44         Option to purchase site in Jefferson County, Missouri dated July 8, 1993 by and between Lady Luck Kimmswick, In

10.45         Lease in Coahoma, Mississippi dated November 30, 1993 (sic) by and among Roger Allen Johnson, Jr., Charles Brya

10.46         Addendum to Lease dated November 30, 1993 between Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia

10.47         Second addendum to lease entered into on November 30, 1993, and amended by that addendum to Lease dated June 22

10.48         Agreement dated July 18, 1994 by and among Green Bridge Company, an Iowa corporation, Bettendorf Riverfront Dev

10.49         Letter Agreement dated October 24, 1994 by and between Alain Uboldi and Lady Luck Gaming Corporation.  Incorpor

10.50         Letter Agreement dated October 24, 1994 by and between Rory J. Reid and Lady Luck Gaming Corporation.  Incorpor

10.51         Real Estate Lease dated January 12, 1995 by and among Green Bridge Company, an Iowa corporation, Bettendorf Riv

10.52         Operation Agreement dated December 2, 1994 by and between Lady Luck Quad Cities, Inc. a Delaware corporation an

10.53         Services Agreement dated as of January 1, 1996 among Lady Luck Gaming Corporation and Marco Polo International

10.54         Stockholder Support Agreement, dated as of October 5, 1999, by Andrew H. Tompkins to and for the benefit of Isl

10.55         Consulting, Advisory and Noncompetition Agreement dated as of October 5, 1999 by and between Isle of Capri Casi

10.56         Form of Credit Agreement between Gamblers Supply Management Company as the Borrower, and Isle of Capri Casinos,

10.57         Amended and Restated Lease Agreement by and between The Port Authority of Kansas City, Missouri and Hilton Hote

10.58         Assignment and Assumption by and among Hilton Hotels Corporation, a Delaware corporation, Isle of Capri Casinos

10.59         Members Agreement of Ardent Gaming, L.L.C. dated as of May 15, 2001 between Isle of Capri Casinos, Inc. and Ard

   21         Subsidiaries of Isle of Capri Casinos, Inc. (18)

 23.1.        Consent of Ernst & Young LLP.





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

(18) Filed as an exhibit to Isle of Capri Casinos, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538), by reference.

(19) Filed as an Exhibit to the Isle of Capri Casinos, Inc. Quarterly Report on form 10-Q for the fiscal quarter ended January 24, 1999 (File No. 0-20538), by reference.

(20) Filed as an Exhibit to the Isle of Capri Casinos, Inc. Quarterly Report on form 10-Q for the fiscal quarter ended January 23, 2000 (File No. 0-20538), by reference.

(21) Filed as an Exhibit to the Isle of Capri Casinos, Inc. Current Report on Form 8-K filed on October 5, 1999.

(22) Filed as an Exhibit to the Isle of Capri Casinos, Inc. Current Report on Form 8-K filed on December 19, 1999.

(23) Filed as an exhibit to Isle of Capri Casinos, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538), by reference.

*Management  contract  or  compensatory  plan.