Form 10-Q
period 2001-07-29
ISLE OF CAPRI CASINOS INC
filed 2001-09-12
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2001

                                       OR

[    ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

                         Commission File Number 0-20538
                                                -------

                           ISLE OF CAPRI CASINOS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                          41-1659606
----------------------------------------------------  ----------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                     Identification Number)

1641 Popps Ferry Road, Biloxi, Mississippi                         39532
----------------------------------------------------  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (228) 396-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  x  No
      --

As of September 7, 2001, the Company had a total of 30,642,762 shares of Common Stock outstanding.

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-Q
                                      INDEX



                                                                               PAGE
                                                                               ----

PART I     FINANCIAL INFORMATION
-----------------------------------------------------------------------------

  ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS, JULY 29, 2001 (UNAUDITED)
                  AND APRIL 29, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000 (UNAUDITED). .     2

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR
                  THREE MONTHS ENDED JULY 29, 2001 (UNAUDITED). . . . . . . . . . . . .    3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                  MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000 (UNAUDITED) . .  4

                  NOTES TO UNAUDITED CONSOLIDATED
                  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . ..    21

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

PART II.  OTHER INFORMATION
-----------------------------------------------------------------------------

  ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   27

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . .    28

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . . . .    28

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   28

  ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . .  28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

EXHIBIT LIST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30




                                       ISLE OF CAPRI CASINOS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        ASSETS                July 29,                         April 29,
                                                      ------------                   2001                                2001
                                                                                   ------------                         -----------
Current assets: . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (Unaudited)
     Cash and cash equivalents. . . . . . . . . . . . . . . . .  $    88,641                       $   76,659
     Accounts receivable .. . . . . . . . . . . . . . . . . . . . .         9,020                              9,203
     Income tax receivable. . . . . . . . . . . . . . . . . . . . .              -                                4,700
     Deferred income taxes. . . . . . . . . . . . . . . . . . . .       14,536                            14,536
     Prepaid expenses and other assets. . . . . . . . . . . .     14,344                            16,359
                                                                                ---------------                 ---------------
               Total current assets.. . . . . . . . . . . . . . . . . .   126,541                          121,457
Property and equipment - net. . . . . . . . . . . . . . . . . .   884,615                          872,168
Other assets:
     Property held for development or sale. . . . . . . .        2,860                             2,860
     Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    287,835                         291,755
     Other intangible assets. . . . . . . . . . . . . . . . . . . .      66,411                           66,411
     Deferred financing costs, net of accumulated
          amortization of $9,667 and
          $8,533, respectively. . . . . . . . . . . . . . . . . . .       21,210                          21,856
     Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .          4,418                            4,300
     Prepaid deposits and other . . . . . . . . . . . . . . .           2,779                            2,100
                                                                                ---------------                 ---------------
               Total assets.. . . . . . . . . . . . . . . . . . . . . . $ 1,396,669                   $1,382,907
                                                                               =========                 =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt.. . . . . . .$      20,849                    $    20,936
     Accounts payable trade.. . . . . . . . . . . . . . . . .         20,464                          22,635
     Accrued liabilities:
           Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,520                           9,521
           Payroll and related. . . . . . . . . . . . . . . . . .          35,373                         35,653
           Property and other taxes . . . . . . . . . . . . .          18,137                         14,963
           Income taxes . . . . . . . . . . . . . . . . . . . . . .           2,600                                 -
           Progressive jackpots and
               slot club awards. . . . . . . . . . . . . . . . . .         12,790                         12,616
           Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,952                         43,222
                                                                                ---------------                 ---------------
               Total current liabilities. . . . . . . . . . . .         163,685                        159,546
Long-term debt, less current maturities.. . . . . .      1,014,680                     1,018,185
Deferred income taxes . . . . . . . . . . . . . . . . . . .           22,962                          15,563
Other accrued liabilities . . . . . . . . . . . . . . . . . .            9,865                             9,670
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .         15,573                           13,902
Stockholders' equity:
     Preferred stock, $.01 par value; 2,050
         shares authorized; none issued. . . . . . . . .               -                                     -
     Common stock, $.01 par value; 45,000
        shares authorized; shares issued and
        outstanding: 30,642 at July 29, 2001
        and 30,615 at April 29, 2001.. . . . . . . . . .             306                                306
     Class B common stock, $.01 par value;
        3,000 shares authorized; none  issued. . . .               -                                       -
          Additional paid-in capital. . . . . . . . . . . .       129,973                           129,408
          Unearned compensation . . . . . . . . . . . . .         (2,063)                            (1,800)
          Retained earnings.. . . . . . . . . . . . . . . . . .        60,642                             54,788
                                                                                ---------------                 ---------------
                                                                                 188,858                           182,702
     Treasury stock, 2,215 shares at
         July 29, 2001 and 1,959 at
        April 29, 2001. . . . . . . . . . . . . . . . . . . . . .      (18,954)                           (16,661)
                                                                                ---------------                 ---------------
               Total stockholders' equity.. . . . . . . . .     169,904                            166,041
                                                                                ---------------                 ---------------
               Total liabilities and stockholders'
                   equity.. . . . . . . . . . . . . . . . . . . . . .  $ 1,396,669                      $1,382,907
                                                                            ==========               ===========




                 See notes to consolidated financial statements.




                                     ISLE OF CAPRI CASINOS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     Three Months Ended
                                                                                     July 29,              July 30,
                                                                                        2001                   2000
                                                                                    ----------              ----------
Revenues:
     Casino . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        257,588            $ 230,335
     Rooms. . . . . . . . . . . . . . . . . . . . . . . . . . . .               15,167                   9,895
     Pari-mutuel commissions and fees . . . . . .                5,290                   4,921
     Food, beverage and other . . . . . . . . . . . . .              39,135                 35,245
                                                                           -----------------           -------------
          Gross revenues. . . . . . . . . . . . . . . . . . .            317,180               280,396
          Less promotional allowances.. . . . . . .              54,244                 44,729
                                                                           -----------------           -------------
                  Net revenues. . . . . . . . . . . . . . . .             262,936              235,667
Operating Expenses:
     Casino . . . . . . . . . . . . . . . . . . . . . . . . . . .              51,418                 44,349
     Gaming taxes . . . . . . . . . . . . . . . . . . . . .               54,484                 45,313
     Rooms. . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,463                   2,252
     Pari-mutuel. . . . . . . . . . . . . . . . . . . . . . .                 4,095                   3,601
     Food, beverage and other.. . . . . . . . . . . .                8,912                   7,090
     Marine and facilities. . . . . . . . . . . . . . . .               17,890                14,494
     Marketing and administrative.. . . . . . . .               70,624                 60,924
     Preopening expenses. . . . . . . . . . . . . . .                     390                        -
     Depreciation and amortization. . . . . . . .               17,293                 15,221
                                                                           -----------------           -------------
          Total operating expenses. . . . . . . . . .             228,569              193,244
                                                                           -----------------           -------------
Operating income. . . . . . . . . . . . . . . . . . . .                34,367                42,423
     Interest expense . . . . . . . . . . . . . . . . . .               (24,367)              (23,432)
     Interest income. . . . . . . . . . . . . . . . . . .                     233                   2,440
     Gain on disposal of asset. . . . . . . . . . . .                    125                         -
     Minority interest. . . . . . . . . . . . . . . . . .                 (1,671)                (1,404)
                                                                           -----------------           -------------
Income before income taxes. . . . . . . . . . . .                 8,687                 20,027
     Income tax provision . . . . . . . . . . . . . .                  2,833                   9,458
                                                                           -----------------           -------------
Net income. . . . . . . . . . . . . . . . . . . . . . . .     $           5,854               $  10,569
                                                                      ============         =========

     Net income per common share - basic. . $               0.21             $      0.35
     Net income per common share -
          assuming dilution. . . . . . . . . . . . . . .  $              0.20              $      0.33

     Weighted average basic shares. . . . . . .               28,461                 30,433
     Weighted average diluted shares. . . . .                29,682                 32,326





See  notes  to  consolidated  financial  statements.




                                         ISLE OF CAPRI CASINOS, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                        (IN THOUSANDS)

                                                      Shares of                            Additional
                                                      Common        Common       Paid-in    Unearned
                                                      Stock              Stock            Capital     Compensation
                                                   -----------        -----------       ------------   ------------------

Balance, April 29, 2001 .. . . . . .   30,615         $     306         $129,408   $      (1,800)
     Exercise of stock options
         and warrants . . . . . . . .  . .          27                   -                    163                  -
     Grant of nonvested stock  . .           -                     -                    402              (402)
     Amortization of unearned
         compensation. . . . . . . . .            -                      -                      -                  139
    Purchase of treasury stock. .           -                      -                      -                    -
    Net income . . . . . . . . . . . .. .          -                       -                     -                    -
                                                  -----------        -----------       ------------     -----------------
                                                   (30,642)                306           129,973            (2,063)
                                                 =======      ========     ========    ==========

                                         ISLE OF CAPRI CASINOS, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                        (IN THOUSANDS)

                                                                                                               Total
                                                                   Treasury        Retained       Stockholders'
                                                                   Stock             Earnings          Equity
                                                                   -----------        ------------       -------------

Balance, April 29, 2001 . . . . . . . . . . . . . . $  (16,661)    $   54,788        $166,041
     Exercise of stock options
         and warrants . . . . . . . . . . . . . . . . . .               -                   -                   163
     Grant of nonvested stock . . . . . . . . . .               -                    -                     -
     Amortization of unearned
         compensation. . . . . . . . . . . . . . . . .              -                     -                     139
    Purchase of treasury stock . . . . . . . . .       (2,293)                  -               (2,293)
    Net income . . . . . . . . . . . . . . . . . . . . .          -                  5,854                5,854
                                                                   -------------     -----------       -------------
                                                                     (18,954)          60,642           169,904
                                                                  =======      ========     ========
                 See notes to consolidated financial statements.







                                ISLE OF CAPRI CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                           (IN THOUSANDS)

                                                                                         Three Months Ended
                                                                                              --------------------
                                                                                     July 29,              July 30,
                                                                                        2001                   2000
                                                                                    ----------              ----------

OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,854             $  10,569
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .        17,293                15,221
     Amortization of deferred financing costs. . . . .        1,146                  1,086
     Amortization of unearned compensation . . . . .          139                        -
     Gain on disposal of assets. . . . . . . . . . . . . . . . .        (125)                       -
     Minority interest . . . . . . . . . . . . . . . . . . . . . . .        1,671                  1,404
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . . . . . .           183                 (1,233)
          Income tax receivable. . . . . . . . . . . . . . . . .       4,700                       -
          Prepaid expenses and other assets. . . . . . . .       1,789                    108
          Accounts payable and accrued liabilities.. .     15,402               11,520
                                                                                 -----------            ----------
Net cash provided by operating activities. . . . . . .     48,052               38,675

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . .    (29,401)            (28,623)
Net cash paid for acquisitions . . . . . . . . . . . . . . .             -                (39,799)
Sale of short-term investments.. . . . . . . . . . . . . . .           -                   5,875
Proceeds from sales of assets. . . . . . . . . . . . . . . .          125                     37
Investments in and advances to joint ventures. . .        (663)                   (98)
Restricted cash. . . . . . . . . . . . . . . . . . . . . . .                 (118)                (857)
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .            209               1,076
                                                                                 -----------          -----------
Net cash used in investing activities. . . . . . . . .      (29,848)            (62,389)

FINANCING ACTIVITIES:
Proceeds from debt . . . . . . . . . . . . . . . . . . . . . .      50,000               (5,221)
Net reduction in line of credit . . . . . . . . . . . . . .    (48,000)                    -
Principal payments on debt . . . . . . . . . . . . . . . .      (5,592)                    -
Deferred financing costs . . . . . . . . . . . . . . . . . .         (500)                (157)
Purchase of treasury stock . . . . . . . . . . . . . . . . .     (2,202)                    -
Proceeds from exercise of stock options
   and warrants . . . . . . . . . . . . . . . . . . . . . . . . . .            72                   513
                                                                                 -----------          -----------
Net cash used in financing activities. . . . . . . . .      (6,222)              (4,865)

Net increase (decrease) in cash
    and cash equivalents . . . . . . . . . . . . . . . . . .       11,982              (28,579)
Cash and cash equivalents at beginning
    of period . . . . . . . . . . . . . . . . . . . . . . . . . . .       76,659              167,972
                                                                              -----------            ----------
Cash and cash equivalents at
    end of period . . . . . . . . . . . . . . . . . . . . . . .      $88,641            $ 139,393
                                                                             =======          =======




                 See notes to consolidated financial statements.




                             ISLE OF CAPRI CASINOS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (UNAUDITED)
                                              (IN THOUSANDS)
                                                                                         Three Months Ended
                                                                                              --------------------
                                                                                     July 29,              July 30,
                                                                                        2001                   2000
                                                                                    ----------              ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,615             $  11,698
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .        (10,233)                  3,076

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Other:
     Construction costs funded through
          accrued liabilities. . . . . . . . . . . . . . . . . . .               546                   4,055
Acquisitions of businesses:
     Fair value of assets acquired. . . . . . . . . . . . .                  -                  51,894
     Less fair value of liabilities assumed . . . . . .                  -                 (12,095)
                                                                                --------------           ------------
     Net cash payment . . . . . . . . . . . . . . . . . . . . .                  -                  39,799




                 See notes to consolidated financial statements.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation

     Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations through its subsidiaries in Biloxi, Vicksburg, Tunica, Natchez and Lula, Mississippi; in Bossier City and Lake Charles, Louisiana; in Bettendorf, Marquette and Davenport, Iowa; in Kansas City, Missouri; in Black Hawk, Colorado; in Las Vegas, Nevada; and Pompano, Florida. All of the subsidiaries are wholly-owned except for Black Hawk. We are currently developing a casino in Boonville, Missouri and have received preliminary approval from the Missouri Gaming Commission to develop a casino and hotel facility in Jefferson County, Missouri, which is in the St. Louis metropolitan area.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended July 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending April 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 29, 2001.

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

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Pronouncements

     See note  4,  Goodwill  and  Other  Intangible  Assets.

     Effective fourth quarter fiscal 2001, the Company adopted new guidance issued by the Emerging Issues Task Force of the Financial Accounting Standards Board relative to EITF Issue No.00-14 Accounting for Certain Sales Incentives and EITF Issue No.00-22, Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. EITF Issue No.00-14 requires the redemption of coupons for cash to be recognized as a reduction of revenue and EITF Issue No.00-22 requires the redemption of "points" for cash to be recognized as a reduction of revenue. The Company has complied with the requirements of this new guidance in the accompanying consolidated statements of operations. To be consistent with the fiscal 2002 presentation, approximately $15.8 million of slot points expense and cash coupon redemptions, previously reported as marketing expenses, have been reclassified to promotional allowances for the three months ended July 30, 2000.

     In June 1998, FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133") was issued. FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FASB 137") was issued. FASB 133, as amended by FASB 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of July 29, 2001, the Company has adopted FASB Statement No. 133 (see Item 3). The impact of the adoption of FASB 133 on the Company's financial statements was not material.

               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.  EARNINGS  PER  SHARE


The following table sets forth the computation of basic and diluted earnings per share:





                                                                                      Three Months Ended
                                                                                      --------------------------
                                                                                     July 29,              July 30,
                                                                                        2001                   2000
                                                                                    ----------              ----------
                                                                                           (Unaudited)
                                                                    (In thousands, except per share data)
Numerator:
     Net income. . . . . . . . . . . . . . . . . . . . . . . .         $     5,854             $  10,569
                                                                              ========           ========
     Numerator for basic earnings per share
           - income available to common
          stockholders . . . . . . . . . . . . . . . . . . . .        $     5,854              $  10,569
     Effect of diluted securities. . . . . . . . . . . .                    -                           -
                                                                             -------------             -------------
     Numerator for diluted earnings per share-
          income available to common
          stockholders after
          assumed conversions . . . . . . . . . . . .         $      5,854              $  10,569
                                                                              ========           ========

Denominator:
     Denominator for basic earnings per
         share -weighted - average shares. . .                28,461                  30,433
     Effect of dilutive securities
          Employee stock options,  warrants
             and nonvested restricted stock. . .                 1,220                    1,893
                                                                             -------------             -------------
     Dilutive potential common shares. . . .                 1,220                    1,893
                                                                             -------------             -------------
     Denominator for diluted earnings per
          share - adjusted weighted - average
          shares and assumed conversions . . .             29,681                  32,326
                                                                              ========           ========

     BASIC EARNINGS PER SHARE. . . .       $        0.21                $    0.35
                                                                              ========           ========

     DILUTED EARNINGS PER SHARE. .     $        0.20                $    0.33
                                                                              ========           ========


               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  PROPERTY  AND  EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:




                                                                                 YEARS
                                                                                   -------
Slot machines, software, and computers. . . . . . .            3
Furniture, fixtures, and equipment. . . . . . . . . . .        5-10
Leasehold improvements. . . . . . . . . . . . . . . . . .       10-39.5
Riverboats and floating pavilions . . . . . . . . . . .            25
Buildings and improvements. . . . . . . . . . . . . . .            39.5




4.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Goodwill reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of SCGC, GPRI, LRGP, Lady Luck and subsidiaries, BRDC, Inc., IOC Boonville, Inc. f/k/a Davis Gaming Boonville, Inc. ("Isle-Boonville"), Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport. Other intangible assets principally represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP") which are deemed to have indefinite lives.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company has elected early adoption and has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement, net of taxes, is expected to result in an increase in net income of approximately $11.9 million ($0.40 per share) per year.

The following table sets forth the pro forma effect of adoption of Statements of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets:





                                                                  Three Months Ended
                                                                     -------------------
                                                                July 29,             July 30,
                                                                   2001                  2000
                                                               ----------            ----------
                                                                         (Unaudited)
                                                      (In thousands, except per share data)

Reported net income . . . . . . . . . . . .   $     5,854          $  10,569
Amortization expense, net
      of taxes. . . . . . . . . . . . . . . . . . .                 -                  2,705
                                                           ------------           ------------
Adjusted net income.. . . . . . . . . . .     $    5,854           $  13,274
                                                           =======           =======

Reported net income per common share:
     Basic. . . . . . . . . . . . . . . . . . . . .    $       0.21            $    0.35
     Diluted. . . . . . . . . . . . . . . . . . .     $       0.20            $    0.33
Adjusted net income per common share:
     Basic. . . . . . . . . . . . . . . . . . . . .    $       0.21            $    0.44
     Diluted. . . . . . . . . . . . . . . . . . .     $       0.20            $    0.41


               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



5.  RESTRICTED  CASH

     Restricted cash consists primarily of a certificate of deposit in the amount of $1.5 million for the Greek Lawsuit (see note 8), construction escrow related to our Boonville, MO development of $1.0 million, workers' compensation in the amount of $0.5 million and various other deposits totaling $1.4 million.

               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:





                                                                                        July 29,              April 29,
                                                                                           2001                     2001
                                                                                        ----------              ----------
                                                                                                  (In thousands)

8.75 % senior subordinated notes
    (described below) . . . . . . . . . . . . . . . . . . . . . . . . .     $  390,000          $  390,000
Senior Credit Facility (described below):
   Variable rate term loans. . . . . . . . . . . . . . . . . . . . .         506,436              461,250
   Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           45,000                93,000
13% First Mortgage Notes, issued by Isle
    of Capri Black Hawk L.L.C., due August 2004;
    non-recourse to Isle of Capri Casinos, Inc
    (described below) . . . . . . . . . . . . . . . . . . . . . . . . .          75,000                75,000
Variable rate TIF Bonds due to City of Bettendorf,
   due in quarterly installments of various amounts,
   not including interest; Tax Incremental Financing
   Payable - Interest of approximately 6.7% payments
   made through incremental property taxes to the
   City until paid in full, maturity no later than 2011
   (described below). . . . . . . . . . . . . . . . . . . . . . . . . .           6,493                  6,493
12.5 % note payable, due in monthly installments of
   $125,000, including interest, beginning October
   1997 through October 2005.. . . . . . . . . . . . . . . . .            4,778                  4,999
8 % note payable, due in monthly installments of
   $66,667, including interest, through July 2002 . .               690                     888
8 % note payable, due in monthly installments of
   $11,365, including interest, through
   December 2015 . . . . . . . . . . . . . . . . . . . . . . . . . .             1,157                 1,168
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,975                 6,323
                                                                                        ----------             ----------
                                                                                     1,035,529           1,039,121
Less: current maturities . . . . . . . . . . . . . . . . . . . . .          20,849                20,936
                                                                                       ----------              ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,014,680          $1,018,185
                                                                                  ========         =========




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




Year . . . . . . . .  Percentage
--------------------  -----------

2004.. . . . . . . .     104.375%
2005.. . . . . . . .     102.917%
2006.. . . . . . . .     101.458%
2007 and
    thereafter. . .     100.000%

               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.  LONG-TERM  DEBT  (CONTINUED)

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

Senior  Credit  Facility

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

     On June 18, 2001, Isle of Capri exercised an option under its existing $600 million Amended and Restated Credit Agreement to add $50 million of additional term loans under the same terms, conditions and covenants. Proceeds from the loans were used to reduce outstanding borrowings under Isle of Capri's $125 million revolving loan facility.

     At the Company's option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or
(2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.25%. At the Company's option, the Tranche B term loan may bear interest at (1) the highest of of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. At the Company's option, the Tranche C term loan may bear interest at (1) the highest of of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.625%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.625%. The Company entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of the floating rate term loans to a fixed-rate basis. The notional value of the swaps was $200 million. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk" in Part I of this Form 10-Q.

               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM  DEBT  (CONTINUED)

     The Amended and Restated Senior Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of July 29, 2001. The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., Isle-Black Hawk, and their subsidiaries.

     At July 29, 2001, $45.0 million was outstanding under the revolving credit agreement. The outstanding amounts under the term loan portion of the facility at April 29, 2001 were (in thousands):





  Tranche A. . . . . . . .  $  86,250
  Tranche B. . . . . . . .    224,099
  Tranche C. . . . . . . .    196,087
                                      --------
     Total. . . . . . . . . .   $506,436
                                    =======






13%  First  Mortgage  Notes

     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes ("First Mortgage Notes") with contingent interest, due August 31, 2004, that is non-recourse debt to the Isle of Capri Casinos. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture governing the First Mortgage Notes). Every six months Isle-Black Hawk has met its debt covenant ratios to pay contingent interest in accordance with the Indenture. The amount of contingent interest expense recorded for the three months ended July 29, 2001 and July 30, 2000 totaled $.4 million and $.3 million, respectively.

          The First Mortgage Notes are redeemable at the option of Isle-Black Hawk, in whole or in part, at any time on or after August 31, 2001, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on August 31 of the years indicated below:




Year                     Percentage
--------------------  -----------

2001.. . . . . . . .     106.500%
2002.. . . . . . . .     103.200%
2003 and
   thereafter. . .      100.000%





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

               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM  DEBT  (CONTINUED)

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

Other

     Isle of Capri has $2.0 million available in bank lines of credit other than the Senior Credit Facility. As of July 29, 2001, Isle of Capri had no outstanding balances under these lines of credit.

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

     At  July 29, 2001, Isle of Capri was in compliance with all debt covenants.

7.     COMMITMENTS

Jefferson  County,  Missouri

     On July 26, 2000, the Missouri Gaming Commission preliminarily selected the Company's Jefferson County, Missouri project for development. The project will primarily serve the South St. Louis metropolitan area. The project is expected to include a 35,000-square-foot-casino, the Isle's signature restaurants, a 200-room hotel and an entertainment complex. Isle of Capri expects to invest approximately $105 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to condemn and/or annex the Company's site in order to prevent development of the project. The Company intends to vigorously oppose these efforts and has filed a declaratory judgment challenging the town's right to condemn and/or annex the property. Development of the project has been delayed.

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

               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.  CONTINGENCIES  (CONTINUED)

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The court granted summary judgment in favor of Louisiana Riverboat Gaming Partnership and that decision was not appealed and is now final. Subsequently , some other individuals filed a similar suit in the same court. The trial court dismissed the case on the basis of res judicata; however, on appeal the appellate court reversed and rendered the case for further proceedings. The Company and the City are vigorously defending the suit.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately $2.1 billion drachma (which was approximately $8.9 million as of July 29, 2001 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. Although the court granted summary judgment in our favor and dismissed the lawsuit, the Ministry of Tourism has appealed the matter . Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against the Company to be without merit and we intend to continue vigorously defending the claims asserted in this action.

     We are currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property located in Lula, Mississippi that was purchased by the Company. The claimant is seeking payments based upon a percentage of gross revenue generated by the Lula, Mississippi facility. The Company disputes this claim and believe that its responsibility is limited to payments that are fixed in amount. We are vigorously defending the claims asserted in this proceeding.

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

9.  STOCK  REPURCHASE

     In November 2000, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company's outstanding common stock. In January 2001, the Board of Directors approved an additional 1.5 million shares under the stock repurchase program.
As of July 29, 2001, a total of 2.2 million shares of common stock had been repurchased at a total cost of $18.9 million.

               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million 8.75% Senior Subordinated Notes due 2009 and the payment of all obligations due under the Amended and Restated Senior Credit Facility due March 2007. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three months ended July 29, 2001 and July 30, 2000 and balance sheet as of July 29, 2001 and April 29, 2001.


                                                  ISLE OF CAPRI CASINOS, INC.
       CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT
                                      COMPANY FINANCIAL INFORMATION
           AS OF JULY 29, 2001 (UNAUDITED) AND APRIL 29, 2001 AND FOR
             THE THREE MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000
                                                       (UNAUDITED)
                                                   (IN THOUSANDS)





                                                                                               (b)
                                             Isle of Capri       (a)           Non-Wholly
                                            Casinos, Inc.    Wholly          Owned          Consolidating
                                            Guarantor        Owned           Non-                    and              Isle of Capri
                                              (Parent          Guarantor    Guarantor         Eliminating      Casinos, Inc.
                                               Obligor)       Subsidiaries Subsidiaries      Entries             Consolidated
                                          ---------------  ---------------- ---------------     ---------------      --------------

As of July 29, 2001
Balance Sheet
-----------------
Current assets . . . . . .   $    10,524      $    106,713  $     22,213        $      (12,909)   $     126,541
Intercompany
    receivables . . . . . .        883,771             94,352                 -                (978,123)                   -
Investments
    in subsidiaries. . . .        259,720           262,827                 -                (521,845)                702
Property and
    equipment, net. . .            1,884            779,646        103,085                        -             884,615
Other assets . . . . . .           20,104            361,717            2,990                        -             384,811
                                          ----------      --------------  ---------------     -----------------    --------------
Total assets.. . . . . .    $ 1,176,003     $ 1,605,255  $     128,288      $ (1,512,877)   $  1,396,669
                                     ========     =========  =========   ===========  =========

Current liabilities.     $     46,837     $    119,209  $       17,859      $      (12,821)    $    171,084
Intercompany
   payables. . . . . .             23,892            954,320                  -               (978,212)                   -
Long-term debt,
   less current
   maturities.. . . .            923,936             14,681            76,063                        -          1,014,680
Deferred income
   Taxes  . . . . . . .            11,434                4,129                   -                           -               15,563
Other accrued
liabilities. . . . .                -                   9,865                 -                          -                 9,865
Minority interest.                   -                      -                      -                 15,573              15,573
Stockholders'
    equity . . . . . .          169,904            503,051           34,366            (537,417)           169,904
                                      ----------      --------------  ---------------     -----------------    --------------
Total liabilities
    and stockholders'
    equity. . . . . . .     $1,176,003  $ 1,605,255     $     128,288     $   (1,512,877)    $ 1,396,669
                                =======    =========   =========    ==========    ==========


               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)



                                                                                               (b)
                                             Isle of Capri       (a)           Non-Wholly
                                            Casinos, Inc.    Wholly          Owned          Consolidating
                                            Guarantor        Owned           Non-                    and              Isle of Capri
                                              (Parent          Guarantor    Guarantor         Eliminating      Casinos, Inc.
                                               Obligor)       Subsidiaries Subsidiaries      Entries             Consolidated
                                          ---------------  ---------------- ---------------     ---------------      --------------

For the Three Months Ended July 29, 2001
Statement of Operations
------------------------------
Revenue:
Casino . . . . . . . . . . .          $            -     $     230,538   $      27,050       $            -         $      257,588
Rooms, food,
   beverage and other. .                   12             54,378             5,202                     -                  59,592
                                    ---------------  --------------     --------------      ---------------      ---------------
Gross revenue. . . . . . .                   12           284,916           32,252                      -               317,180
Less promotional
allowances. . . . . . .                       -              48,707            5,537                       -                54,244
                                     ---------------  --------------     --------------      ---------------      ---------------
Net revenue. . . . . . .                       12          236,209          26,715                        -              262,936

Operating expenses:
Casino.. . . . . . . . .                      -            47,461             3,957                       -                51,418
Gaming taxes . . . . .                       -            49,115             5,369                       -                54,484
Rooms, food,
   beverage and other.               (2,282)         98,112            9,544                         -             105,374
Depreciation and
   amortization. . . . .                     234          16,069                990                         -               17,293
                                     ---------------  --------------     --------------      ---------------      ---------------
Total operating
    expenses . . . . . . .                (2,048)        210,757          19,860                         -             228,569

Operating income.. .                2,060           25,452             6,855                         -               34,367
Gain on sale of assets..            125                  -                     -                           -                    125
Interest expense, net. . .        (21,861)        (26,175)         (3,044)                 26,713           (24,367)
Interest income. . . . . . .         25,804             1,071                 71                (26,713)                233
Minority interest. . . . .              -                    -                    -                    (1,671)            (1,671)
Equity in income (loss) of
  unconsolidated joint
  venture . . . . . .                      2,559             5,951                  -                   (8,510)                   -
                                      ---------------  --------------     --------------      ---------------      ---------------
Income (loss) before
   income taxes. . . .                8,687             6,299              3,882              (10,181)              8,687
Income tax provision . .         2,833                  -                      -                         -                 2,833
                                  ---------------  --------------     --------------      ---------------      ---------------
Net income (loss). . .   $     5,854        $   6,299         $   3,882           $ (10,181)          $ 5,854
                                    = ========  =========   =========     =========     =======

               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                               (b)
                                             Isle of Capri       (a)           Non-Wholly
                                            Casinos, Inc.    Wholly          Owned          Consolidating
                                            Guarantor        Owned           Non-                    and              Isle of Capri
                                              (Parent          Guarantor    Guarantor         Eliminating      Casinos, Inc.
                                               Obligor)       Subsidiaries Subsidiaries      Entries             Consolidated
                                          ---------------  ---------------- ---------------     ---------------      --------------

For the Three Months Ended July 29, 2001
Statement of Cash Flows
-----------------------------------------
Net cash provided by (used in)
operating activities. . . . .  $       (2,979)  $      51,440   $       8,256        $    (8,665)       $      48,052
Net cash provided by (used in)
investing activities. . . . .            6,937          (44,998)            (452)               8,665               (29,848)
Net cash provided by (used in)
financing activities. . . . .         (5,442)              (641)            (139)                     -                   (6,222)
                                      --------------  ---------------    --------------        ---------------    ---------------
Net increase (decrease) in cash and
cash equivalents. . . . . . .        (1,484)             5,801            7,665                      -                   11,982
Cash and cash equivalents at
beginning of the year . . .           159             63,458          13,042                      -                   76,659
                                      --------------  ---------------    --------------        ---------------    ---------------
Cash and cash equivalents at
end of the year . . . . . . .  $    (1,325)     $     69,259    $    20,707        $            -          $       88,641
                                          ========  ========    =========     ==========  ==========

For the Three Months Ended July 30, 2000
Statement of Operations
-----------------------------------------
Revenue:
Casino. . . . . . . . . . . . .  $            -        $     205,879   $  24,456          $        -               $  230,335
Rooms, food,
beverage and other . . .               35               46,599         3,427                    -                    50,061
                                           ---------------  --------------  --------------     ---------------      ---------------
Gross revenue . . . . . . .              35             252,478       27,883                     -                 280,396
Less promotional
allowances.. . . . . . . . .                -                 40,131         4,598                     -                   44,729
                                           ---------------  --------------  --------------     ---------------      ---------------
Net revenue . . . . . . . .               35              212,347      23,285                      -                235,667

Operating expenses:
Casino. . . . . . . . . . . . .              -                   40,778        3,571                      -                 44,349
Gaming taxes. . . . . . .               -                   40,509       4,804                       -                 45,313
Rooms, food,
beverage and other.. .        (1,002)                80,626       8,737                       -                 88,361
Depreciation
and amortization . . . .            495                 14,152         574                        -                 15,221
                                           ---------------  --------------  --------------     ---------------      ---------------
Total operating
expenses. . . . . .   . . .            (507)              176,065    17,686                        -              193,244

Operating income. . .            542                  36,282      5,599                        -                42,423
Interest expense, net .        1,196                (19,851)    (2,337)                       -              (20,992)
Minority interest.. . . .             -                           -               -                   (1,404)            (1,404)
Equity in income (loss) of
Unconsolidated
 joint venture. . . . . . .      18,292                  14,100            -                 (32,392)                    -
                                           ---------------  --------------  --------------     ---------------      ---------------
Income (loss) before
income taxes . . . . .         20,030                  30,531      3,262               (33,796)             20,027
Income tax provision..      9,458                         -               -                         -                  9,458
                                           ---------------  --------------  --------------     ---------------      ---------------
Net income (loss).. . . . $ 10,572             $  30,531     $3,262             $(33,796)           $10,569
                                      ===========  ========  =========   =========       =========


               ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)






                                                                                               (b)
                                             Isle of Capri       (a)           Non-Wholly
                                            Casinos, Inc.    Wholly          Owned          Consolidating
                                            Guarantor        Owned           Non-                    and              Isle of Capri
                                              (Parent          Guarantor    Guarantor         Eliminating      Casinos, Inc.
                                               Obligor)       Subsidiaries Subsidiaries      Entries             Consolidated
                                          ---------------  ---------------- ---------------     ---------------      --------------

For the Three Months Ended July 30, 2000
Statement of Cash Flows
-------------------------------------------
Net cash provided by (used in)
operating activities. . . . .  $       11,890   $      42,407   $       8,003       $   (23,625)       $    38,675
Net cash provided by (used in)
investing activities. . . . . .       (56,286)          (25,050)         (4,678)            23,625             (62,389)
Net cash provided by (used in)
financing activities. . . . . .        (3,093)            (1,570)            (202)                   -                  (4,865)
                                       ------------   ---------------   --------------     --------------       ---------------
Net increase (decrease) in cash and
cash equivalents. . . . . . . .      (47,489)           15,787            3,123                    -                (28,579)
Cash and cash equivalents at
beginning of the year . . .        78,945            82,514             6,513                    -               167,972
                                        ------------   ---------------   --------------     --------------       ---------------
Cash and cash equivalents at
end of the year . . . . . . . . $    31,456     $      98,301   $       9,636       $            -          $   139,393
                                    ========    ========    =========     ========       =========

As of April 29, 2001
Balance Sheet
-------------------------
Current assets. . . . . . . . . $   14,606      $     92,445    $      14,407       $          -            $ 121,458
Intercompany
receivables. . . . . . . . . .      858,629           130,130                    3          (988,763)                    (1)
Investments in
subsidiaries.. . . . . . . .       256,497           256,877                   -            (513,335)                   39
Property and
equipment, net . . . . . .         1,714            766,777          103,677                    -              872,168
Other assets. . . . . . . .         33,350           352,746              3,147                    -              389,243
                                        ------------   ---------------   --------------     --------------       ---------------
Total assets. . . . . . . .    $1,164,796      $1,598,975    $  121,234         $(1,502,098)   $1,382,907
                                 ==========  ========= ==========   =========    ==========

Current liabilities . . . .  $     36,682      $  110,457    $    12,406         $                1    $   159,546
Intercompany payables        23,884          962,691            2,188               (988,763)                -
Long-term debt,
   less current maturities. .  926,750           15,279           76,156                         -        1,018,185
Deferred income taxes . .     11,434             4,129                  -                            -             15,563
Other accrued liabilities..            -               9,670                  -                            -               9,670
Minority interest.. . . . . . .           -                     -                    -                    13,902           13,902
Stockholders' equity. . . . . 166,046         496,749          30,484               (527,238)        166,041
                                        ------------   ---------------   --------------     --------------       ---------------
Total liabilities and
stockholders' equity.    $1,164,796      $1,598,975   $ 121,234           $(1,502,098)   $1,382,907
                                 ==========  =======    ==========    =========    ==========



                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)

(a)     Certain of the Company's wholly-owned subsidiaries are guarantors on the
8.75 % Senior Subordinated Notes and the Amended and Restated Senior Credit Facility, including the following: Isle-Biloxi, Isle-Vicksburg, Isle-Tunica, Isle-Bossier City, Isle-Lake Charles and Pompano Park, Inc. Isle-Natchez, Isle-Lula, Isle-Bettendorf, and Isle-Marquette became guarantors as of March 2, 2000, the date of the acquisition. Isle-Boonville, Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport became guarantors as of the dates of their respective acquisition (see note 6).

(b)     The  following  non-wholly-owned  subsidiaries are not guarantors on the
8.75  %  Senior  Subordinated  Notes  or  the Amended and Restated Senior Credit
Facility: Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp.

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

GENERAL

     Isle of Capri's results of operations for the three months ended July 29, 2001 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Black Hawk, the Isle-Tunica, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, the Isle-Marquette, the Isle-Kansas City, Lady Luck Las Vegas, Rhythm City-Davenport, and Pompano Park.

     Isle of Capri's results of operations for the three months ended July 30, 2000 reflect the consolidated operations of all of Isle of Capri's subsidiaries owned at that time, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Black Hawk, the Isle-Tunica, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, the Isle-Marquette, and the Isle-Kansas City subsequent to its purchase on June 6, 2000. Not included in the consolidated results for the three months ended July 30, 2000 are the operations of the Rhythm City-Davenport property which was purchased on October 10, 2000 and the Lady Luck Las Vegas Casino property which was purchased on September 12, 2000.

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

RESULTS  OF  OPERATIONS

Three Fiscal Months Ended July 29, 2001 Compared to Three Fiscal Months Ended July 30, 2000

     Gross revenue for the quarter ended July 29, 2001 was $317.2 million, which included $257.6 million of casino revenue, $15.2 million of rooms revenue, $5.3 million of pari-mutuel commissions and $39.1 million of food, beverage and other revenue. This compares to gross revenue for the prior year quarter ended July 30, 2000 of $280.4 million, which included $230.3 million of casino revenue, $9.9 million of rooms revenue, $4.9 million of pari-mutuel commissions and $35.3 million of food, beverage and other revenue.

     Casino revenue increased $27.3 million or 11.8% primarily as a result of a full quarter of operations of the Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport. Casino revenue also increased due to improvements made at Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica through the opening of new hotels at these properties in November 2000, August 2000 and November 2000, respectively, partially offset by decreases at the Isle-Bossier due to additional competition and the Isle-Lula due to declining economic conditions in that area. Room revenue increased $5.3 million or 53.3% due to a full quarter of operations of the Lady Luck Las Vegas and Rhythm City-Davenport as well as the Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica hotels that opened at these properties in November 2000, in August 2000 and November 2000, respectively. Food, beverage and other revenue increased by $3.9 million or 11.0% as a result of a full quarter of operations of the Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport.


     Casino operating expenses for the quarter ended July 29, 2001 totaled $51.4 million, or 20.0% of casino revenue, versus $44.3 million, or 19.3% of casino revenue, for the quarter ended July 30, 2000. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue.

     Operating expenses for the quarter ended July 29, 2001 also included room expenses of $3.5 million or 22.8% of room revenue from the hotels at the Isle-Lake Charles, Isle-Bossier City, Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Lula, Isle-Bettendorf, Isle-Marquette, Isle-Tunica, the Isle-Black Hawk, Lady Luck Las Vegas and Rhythm City-Davenport compared to $2.3 million or 22.8% of room revenue for the quarter ended July 30, 2000. Operating expenses for the quarter ended July 30, 2000 did not include the new hotel at the Isle-Lake Charles, or the hotels at Isle-Tunica and Isle-Black Hawk that had not yet opened. Operating expenses also did not include Lady Luck Las Vegas and Rhythm City-Davenport that had not yet been acquired. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the quarter ended July 29, 2001, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $54.5 million, or 21.2% of casino revenue, compared to $45.3 million, or 19.7% of casino revenues for the three months ended July 30, 2000, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. For the fiscal quarter ended July 30, 2000, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa and Missouri. Legislation was passed April 1, 2001 that allowed Louisiana riverboats which had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5% for Isle-Lake Charles. The legislation increased the gaming tax for Isle-Bossier City by 1% each year until 21.5% is reached.

     Food, beverage and other expenses totaled $8.9 million for the quarter ended July 29, 2001, compared to $7.1 million for the quarter ended July 30, 2000. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased to 22.8% for the quarter ended July 29, 2001 from 20.1% for the quarter ending July 30, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of the original Isle facilities.

     Marine and facilities expenses totaled $17.9 million for the quarter ended July 29, 2001, versus $14.5 million for the quarter ended July 30, 2000. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have increased as a result of the expansion in the number of properties operated by the Company.

     Marketing and administrative expenses totaled $70.6 million, or 26.9% of net revenue, for the quarter ended July 29, 2001, versus $60.9 million, or 25.9% of net revenue, for the quarter ended July 30, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the expansion in the number of properties operated by the Company.

     Depreciation and amortization expense was $17.3 million for the quarter ended July 29, 2001 and $15.2 million for the quarter ended July 30, 2000. Depreciation expense increased by $5.7 million compared to the prior year quarter consistent with an increase in fixed assets placed into service or acquired. This increase was offset by a decrease in amortization of goodwill of $3.6 million before the effect of income taxes which occurred due to the Company's early adoption of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and other indefinite lived intangible assets not be amortized under any circumstance and only reduced if it is found to be impaired (see note number 4 "Goodwill and Other Intangible Assets" to the financial statements).

     Interest expense was $24.4 million for the quarter ended July 29, 2001, net of capitalized interest of $0.4 million versus $23.4 million for the quarter ended July 30, 2000, net of capitalized interest of $1.3 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $3.0 million related to Isle-Black Hawk is included in interest expense in the quarter ended July 29, 2001. This compares to interest expense of $2.4 million, net of capitalized interest of $.7 million, for the quarter ended July 30, 2000.

Isle of Capri's effective tax rate was 32.6% for the quarter ended July 29, 2001 compared to 47.2% for the quarter ended July 30, 2000. The decline in the effective tax rate is primarily a result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as discussed above. Effective with the adoption of SFAS No. 142 for the first quarter of fiscal 2002, income tax expense does not include the effects of non-deductible goodwill amortization for income tax purposes. Income tax expense for the quarter ended July 30, 2000 does include the effects of non-deductible goodwill amortization for income tax purposes.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At July 29, 2001, Isle of Capri had cash and cash equivalents of $88.6 million compared to $76.7 million in cash and cash equivalents at April 29, 2001. The $11.9 million increase in cash is the net result of $48.1 million net cash provided by operating activities, $29.8 million net cash used in investing activities, and $6.2 million net cash used in financing activities.

     Isle of Capri invested $29.4 million in property and equipment during the three months ended July 29, 2001 primarily for the development of Boonville and implementation of company-wide slot program expansion. Approximately $6.1 million was expended on maintenance capital expenditures. The following table reflects expenditues for property and equipment on major projects:







                                                        COSTS ($IN MILLIONS)
                                                       ------------------------------


                                                                                          PRIOR      CURRENT
PROPERTY                       PROJECT                              YEAR       QUARTER
---------------                       -------------                             -----------     ---------------

Isle-Boonville. . . . . . . . . . Develop casino                        $    16.2        $          5.8
Isle-Tunica . . . . . . . . . . . . Construct hotel & 2 theaters         31.4                    0.7
Lady Luck properties. . . . .Convert to Isle                              31.8                    1.5
Isle-Lake Charles . . . . . . . Construct hotel                             24.4                    0.4
Isle-Black Hawk . . . . . . . .Construct hotel                               7.1                       -
Rhythm City - Davenport  Renovations                                 17.5                     1.3
Isle-Kansas City. . . . . . . . Renovations                                 12.6                     0.7
Lady Luck Las Vegas . . . Renovations                                   1.4                     0.2
All . . . . . . . . . . . . . . . . .   Slot program                                    -                     12.7
All  . . . . . . . . . . . . . . .  . . Maintenance                               16.8                     6.1
                                                                                  -----------       --------------
Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   159.3       $          29.4
                                                                                       =======      ========
                                                        COSTS ($IN MILLIONS)
                                                       ------------------------------

                                                                                         REMAINDER       EXPECTED
                                                                                                  OF                 CURRENT
PROPERTY                       PROJECT                                    YEAR                  YEAR
---------------                       -------------                             ------------------        -------------

Isle-Boonville. . . . . . . . . . Develop casino                        $    41.5        $         47.3
Isle-Tunica . . . . . . . . . . . . Construct hotel & 2 theaters            -                        0.7
Lady Luck properties. . . . .Convert to Isle                                 -                        1.5
Isle-Lake Charles . . . . . . . Construct hotel                                -                        0.4
Isle-Black Hawk . . . . . . . .Construct hotel                                 -                         -
Rhythm City - Davenport  Renovations                                    4.4                     5.7
Isle-Kansas City. . . . . . . . Renovations                                    3.3                      4.0
Lady Luck Las Vegas . . . Renovations                                    1.4                      1.6
All . . . . . . . . . . . . . . . . .   Slot program                                  22.3                   35.0
All . . . . . . . . . . . . . . . . . . Maintenance                                  19.9                   26.0
                                                                                        -----------       --------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      92.8       $         122.2
                                                                                         =======      ========


During the three months ended July 29, 2001, Isle of Capri used net cash of $6.2 million for financing activities. Isle borrowed $50.0 million under the "Greenshoe Option" under its term loans which was used to reduce its Revolving Credit Facility. The Revolver is due March 2005 and is a variable rate debt instrument currently at 7.35% interest rate. Isle made principle payments on the Senior Credit Facility and other debt of $5.6 million and purchased 256,000 shares of its common stock at a total cost of $2.3 million.

     On May 3, 2000, Isle of Capri acquired Isle-Boonville, which has preliminary approval to develop a gaming facility in Boonville, Missouri. Isle of Capri is currently developing the casino project with a total expected investment of approximately $75.0 million that includes the total purchase price of $11.5 million, a portion of which was allocated to goodwill, and preopening and other expenses that flow through income as incurred. The Company expects to complete the project by the end of 2001. A significant portion of the principal near term capital requirements will be related to the construction of the Isle-Boonville, of which $22.0 million was expended as of July 29, 2001.

     On June 6, 2000, Isle of Capri acquired Isle-Kansas City for $33.5 million cash less certain assumed liabilities. Isle of Capri is investing up to an additional $16.6 million in this project, primarily to re-theme the casino into an Isle of Capri casino. This project is substantially complete and as of July 29, 2001, the company had spent $13.3 million.

     On October 10, 2000, the Company purchased the Rhythm City-Davenport from a subsidiary of President Casinos, Inc., for $58.2 million. Isle of Capri is investing up to an additional $23.2 million in this project, primarily to replace the existing boat and re-theme the casino into a Rhythm City Casino. The project is substantially complete, and as of July 29, 2001 the Company has spent $18.8 million.

     Isle of Capri is investing up to an estimated $35.0 million to re-theme the Lady Luck casinos into Isle of Capri casinos. As of July 29, 2001 $35.0 million was spent on this project.

       Isle of Capri anticipates that capital improvements approximating $26.0 million will be made during fiscal 2002 to maintain its existing facilities and remain competitive in its markets and $35.0 for its slot upgrade program. As of the three months ended July 29, 2001, Isle of Capri has spent $6.1 million on maintenance capital improvements and $12.7 million on its slot upgrade program.

     On July 26, 2000, the Missouri Gaming Commission preliminarily selected the Company's Jefferson County, Missouri project for development. The project will primarily serve the South St. Louis metropolitan area. The project is expected to include a 35,000-square foot casino, the Isle's standard signature restaurants, a 200-room hotel and an entertainment complex. Isle of Capri expects to invest approximately $105.0 million in the project. A town located near the site of the Company's proposed development has indicated that it intends to condemn and/or annex the Company's site in order to prevent development of the project. The Company intends to vigorously oppose these efforts and has filed a declaratory judgment action challenging the town's right to condemn and/or annex the property. Development of the project has been delayed.

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

     On June 18, 2001, Isle of Capri exercised the option under its existing $600.0 million Amended and Restated Credit Agreement to add $50 million of additional term loans under the same terms, conditions and covenants. Proceeds from the loans were used to reduce outstanding borrowings under Isle of Capri's $125.0 million revolving loan facility.

     Isle of Capri must repay all amounts borrowed under its Amended and Restated Senior Credit Facility by March 2007. Isle of Capri is required to make quarterly principal payments on the $525.0 million term loan portion of its Amended and Restated Senior Credit Facility that began in March 2000. Such payments were initially $3.4 million per quarter and increase by $1.25 million per quarter in July of each year that the term loan is outstanding beginning July 2001. In addition, Isle of Capri will be required to make substantial quarterly interest payments on the outstanding balance of its Amended and Restated Senior Credit Facility and interest payments of $17.1 million semi-annually on its Senior Subordinated Notes.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Isle of Capri's primary exposure to market risk is interest rate risk associated with its Amended and Restated Senior Credit Facility.

          The Company has entered into four interest rate swap agreements that effectively convert portions of its floating-rate debt to a fixed-rate basis for the next two to three years, thus reducing the impact of interest rate changes on future interest expense. $200.0 million or 39.5% of the Company's $506.4 million variable rate term debt outstanding under its Amended and Restated Senior Credit Facility was designated as hedged items to interest rate swap agreements at July 29, 2001.

               The Company evaluates the effectiveness of these hedged transactions on a quarterly basis. The Company found no portion of the hedging instruments to be ineffective during the three months ended July 29, 2001. Accordingly, no gain or losses have been recognized on these cash flow hedges.

     There has been no material change in the Company's financial instruments that are sensitive to changes in interest rates from that reported in Form 10-K for the year ended April 29, 2001.

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The court granted summary judgment in favor of Louisiana Riverboat Gaming Partnership and that decision was not appealed and is now final. Subsequently , some other individuals filed a similar suit in the same court. The trial court dismissed the case on the basis of res judicata; however, on appeal the appellate court reversed and rendered the case for further proceedings. The Company and the City are vigorously defending the suit.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately $2.1 billion drachma (which was approximately $8.9 million as of July 29, 2001 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. Although the court granted summary judgment in our favor and dismissed the lawsuit, the Ministry of Tourism has appealed the matter . Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against the Company to be without merit and we intend to continue vigorously defending the claims asserted in this action.

     We are currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property located in Lula, Mississippi that was purchased by the Company. The claimant is seeking payments based upon a percentage of gross revenue generated by the Lula, Mississippi facility. The Company disputes this claim and believe that its responsibility is limited to payments that are fixed in amount. We are vigorously defending the claims asserted in this proceeding.


     The Company is engaged in various other litigation matters and have a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, we believe that they will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM  2.       CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.       OTHER  INFORMATION.

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.



                                                                                               (a)

          (a)     Documents filed as Part of this Report.
                    ----------------------------------------------

                1.  Exhibits.
                     -----------
                     None.

                2.  Reports on Form 8-K.
                     --------------------------
                     During the quarter ended July 29, 2001, the Company filed the following reports on Form 8-K:

                     None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  September  12,  2001      /s/  Rexford  A.  Yeisley
                                                    --------------------------
                                Rexford A. Yeisley, Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT  NUMBER     DESCRIPTION
--------------------------     --------------------

None.