Form 10-Q
period 2001-10-28
ISLE OF CAPRI CASINOS INC
filed 2001-12-12
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2001

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

As of December 3, 2001, the Company had a total of 30,750,387 shares of Common Stock outstanding.

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                    PAGE
                                                                                    ----

PART I     FINANCIAL INFORMATION
----------------------------------------------------------------------------------

  ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS, OCTOBER 28, 2001 (UNAUDITED)
                  AND APRIL 29, 2001 . . . . . . . . . . . . . . . . . . . . . . .     1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND THE SIX
                  MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000 (UNAUDITED) .     2

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX
                  MONTHS ENDED OCTOBER 28, 2001 (UNAUDITED). . . . . . . . . . . .     3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                  ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000 (UNAUDITED). . . . .     4

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS . . . . . .     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .    25

PART II  OTHER INFORMATION
----------------------------------------------------------------------------------

  ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . . . .    32

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . .    32

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . .    32

  ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . .    32

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34



                                         ISLE OF CAPRI CASINOS, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              ASSETS               October 28,    April 29,
                                                              ------
                                                                                      2001         2001
                                                                                   ------------  -----------
Current assets:                                                                    (Unaudited)
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  $    95,926   $   76,659
     Accounts receivable .. . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,722        9,203
     Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        4,700
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,843       14,536
     Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . .       20,176       16,359
                                                                                   ------------  -----------
               Total current assets.. . . . . . . . . . . . . . . . . . . . . . .      134,667      121,457
Property and equipment - net. . . . . . . . . . . . . . . . . . . . . . . . . . .      889,630      872,168
Other assets:
     Property held for development or sale. . . . . . . . . . . . . . . . . . . .        2,860        2,860
     Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      306,647      291,755
     Other intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       62,918       66,411
     Deferred financing costs, net of accumulated amortization of $10,458 and
          $8,533, respectively. . . . . . . . . . . . . . . . . . . . . . . . . .       20,420       21,856
     Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,275        4,300
     Prepaid deposits and other . . . . . . . . . . . . . . . . . . . . . . . . .        2,765        2,100
                                                                                   ------------  -----------
               Total assets.. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,424,182   $1,382,907
                                                                                   ============  ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt.. . . . . . . . . . . . . . . . . . . .  $    24,909   $   20,936
     Accounts payable trade.. . . . . . . . . . . . . . . . . . . . . . . . . . .       17,115       22,635
     Accrued liabilities:
           Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,661        9,521
           Payroll and related. . . . . . . . . . . . . . . . . . . . . . . . . .       40,046       35,653
           Property and other taxes . . . . . . . . . . . . . . . . . . . . . . .       21,313       14,963
           Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,534            -
           Progressive jackpots and slot club awards. . . . . . . . . . . . . . .       12,940       12,616
           Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,349       43,222
                                                                                   ------------  -----------
               Total current liabilities. . . . . . . . . . . . . . . . . . . . .      171,867      159,546
Long-term debt, less current maturities.. . . . . . . . . . . . . . . . . . . . .    1,039,638    1,018,185
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,766       15,563
Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,609        9,670
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,414       13,902
Stockholders' equity:
     Preferred stock, $.01 par value; 2,050 shares authorized; none issued. . . .            -            -
     Common stock, $.01 par value; 45,000 shares authorized; shares issued and
          outstanding: 30,689 at October 28, 2001 and 30,615 at April 29, 2001. .          307          306
     Class B common stock, $.01 par value; 3,000 shares authorized; none  issued.            -            -
          Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .      129,809      129,408
          Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . .       (1,748)      (1,800)
          Retained earnings.. . . . . . . . . . . . . . . . . . . . . . . . . . .       71,077       54,788
          Accumulated other comprehensive loss. . . . . . . . . . . . . . . . .         (4,783)           -
                                                                                   ------------  -----------
                                                                                       194,662      182,702
     Treasury stock, 3,038 shares at October 28, 2001 and 1,959 at April 29, 2001      (24,774)     (16,661)
                                                                                   ------------  -----------
               Total stockholders' equity.. . . . . . . . . . . . . . . . . . . .      169,888      166,041
                                                                                   ------------  -----------
               Total liabilities and stockholders' equity.. . . . . . . . . . . .  $ 1,424,182   $1,382,907
                                                                                   ============  ===========


                 See notes to consolidated financial statements.




                                                 ISLE OF CAPRI CASINOS, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Three Months Ended                      Six Months Ended
                                                             --------------------                    ------------------
                                                          October 28,          October 29,       October 28,    October 29,
                                                              2001                 2000             2001           2000
                                                      --------------------  ------------------  -------------  -------------
Revenues:
     Casino. . . . . . . . . . . . . . . . . . . . .  $           257,698   $         231,043   $    515,286   $    461,378
     Rooms . . . . . . . . . . . . . . . . . . . . .               14,792              12,097         29,959         21,992
     Pari-mutuel commissions and fees. . . . . . . .                3,125               3,148          8,415          8,069
     Food, beverage and other. . . . . . . . . . . .               36,934              35,157         76,069         70,402
                                                      --------------------  ------------------  -------------  -------------
          Gross revenues . . . . . . . . . . . . . .              312,549             281,445        629,729        561,841
          Less promotional allowances. . . . . . . .               52,043              47,651        106,287         92,380
                                                      --------------------  ------------------  -------------  -------------
                  Net revenues.. . . . . . . . . . .              260,506             233,794        523,442        469,461
Operating expenses:
     Casino. . . . . . . . . . . . . . . . . . . . .               49,521              44,806        100,939         89,155
     Gaming taxes. . . . . . . . . . . . . . . . . .               54,892              46,298        109,376         91,611
     Rooms . . . . . . . . . . . . . . . . . . . . .                3,330               2,835          6,793          5,087
     Pari-mutuel . . . . . . . . . . . . . . . . . .                2,116               2,413          6,211          6,014
     Food, beverage and other. . . . . . . . . . . .                8,519               7,558         17,431         14,648
     Marine and facilities . . . . . . . . . . . . .               17,602              14,668         35,492         29,162
     Marketing and administrative. . . . . . . . . .               65,656              57,583        136,280        118,507
     Preopening expenses . . . . . . . . . . . . . .                1,147                   -          1,537              -
     Depreciation and amortization . . . . . . . . .               17,143              15,897         34,436         31,118
                                                      --------------------  ------------------  -------------  -------------
          Total operating expenses . . . . . . . . .              219,926             192,058        448,495        385,302
                                                      --------------------  ------------------  -------------  -------------
Operating income . . . . . . . . . . . . . . . . . .               40,580              41,736         74,947         84,159
     Interest expense. . . . . . . . . . . . . . . .              (22,630)            (23,890)       (46,997)       (47,322)
     Interest income . . . . . . . . . . . . . . . .                  295                 758            528          3,198
     Gain on disposal of assets. . . . . . . . . . .                    -                 271            125            271
     Minority interest.. . . . . . . . . . . . . . .               (1,991)             (1,555)        (3,662)        (2,959)
     Equity in loss of
        unconsolidated joint ventures. . . . . . . .                    -                (109)             -           (109)
                                                      --------------------  ------------------  -------------  -------------
Income before income taxes . . . . . . . . . . . . .               16,254              17,211         24,941         37,238
     Income tax provision. . . . . . . . . . . . . .                5,819               7,575          8,652         17,033
                                                      --------------------  ------------------  -------------  -------------
Net income . . . . . . . . . . . . . . . . . . . . .  $            10,435   $           9,636   $     16,289   $     20,205
                                                      ====================  ==================  =============  =============

     Net income per common share - basic.. . . . . .  $              0.37   $            0.32   $       0.58   $       0.66
     Net income per common share - assuming dilution  $              0.35   $            0.30   $       0.55   $       0.62

     Weighted average basic shares . . . . . . . . .               28,110              30,489         28,286         30,455
     Weighted average diluted shares . . . . . . . .               29,431              32,358         29,556         32,341


                 See notes to consolidated financial statements.




                                            ISLE OF CAPRI CASINOS, INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)


                                                                                Accumulated
                                                                                    Other
                                   Shares of               Additional   Unearned    Compre-
                                    Common       Common      Paid-in    Compen-    hensive    Treasury   Retained
                                     Stock        Stock      Capital    sation      Loss       Stock     Earnings
                                  -----------  -----------  ---------  ---------  ---------  ----------  ---------
Balance, April 29, 2001. . . . .       30,615  $       306  $ 129,408  $ (1,800)  $      -   $ (16,661)  $  54,788
     Net income. . . . . . . . .            -            -          -         -          -           -      16,289
     Unrealized loss on interest
        rate swap contracts. . .            -            -          -         -     (4,783)          -           -
                                  -----------  -----------  ---------  ---------  ---------  ----------  ---------
     Comprehensive income (loss),
         October 28, 2001                   -            -          -         -     (4,783)          -      16,289

     Exercise of stock
        options and warrants . .           74            1        308         -          -           -           -
     Grant of nonvested stock. .            -            -         93       (93)         -           -           -
     Amortization of unearned
         compensation. . . . . .            -            -          -       145          -           -           -
     Purchase of treasury stock.            -            -          -         -          -      (8,113)          -
                                  -----------  -----------  ---------  ---------  ---------  ----------  ---------
Balance, October 28, 2001. . . .       30,689  $       307  $ 129,809  $ (1,748)  $ (4,783)  $ (24,774)  $  71,077
                                  ===========  ===========  =========  =========  =========  ==========  =========





                                        Total
                                   Stockholders'
                                      Equity
                                  ---------------
Balance, April 29, 2001. . . . .  $      166,041
     Net income. . . . . . . . .          16,289
     Unrealized loss on interest
        rate swap contracts. . .          (4,783)
                                  ---------------
     Comprehensive income. . . .          11,506

     Exercise of stock
        options and warrants . .             309
     Grant of nonvested stock. .               -
     Amortization of unearned
         compensation. . . . . .             145
     Purchase of treasury stock.          (8,113)
                                  ---------------
Balance, October 28, 2001. . . .  $      169,888
                                  ===============



                 See notes to consolidated financial statements.




                                  ISLE OF CAPRI CASINOS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (IN THOUSANDS)


                                                                      Six Months Ended
                                                                     ------------------
                                                                 October 28,       October 29,
                                                                     2001             2000
                                                              ------------------  -------------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $          16,289   $     20,205
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization . . . . . . . . . . . . .             34,436         31,118
     Amortization of deferred financing costs. . . . . . . .              1,958          2,165
     Amortization of unearned compensation . . . . . . . . .                145            631
     Gain on disposal of assets. . . . . . . . . . . . . . .               (125)          (271)
     Deferred income taxes . . . . . . . . . . . . . . . . .              2,480              -
     Equity in loss of unconsolidated joint venture                           -            109
     Minority interest . . . . . . . . . . . . . . . . . . .              3,662          2,959
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . . . .               (519)          (419)
          Income tax receivable. . . . . . . . . . . . . . .              4,700              -
          Prepaid expenses and other assets. . . . . . . . .             (3,843)        (5,632)
          Accounts payable and accrued liabilities.. . . . .              2,776         (6,163)
                                                              ------------------  -------------
Net cash provided by operating activities. . . . . . . . . .             61,959         44,702

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . . . . .            (57,121)       (84,269)
Net cash paid for acquisitions . . . . . . . . . . . . . . .                  -       (111,957)
Sale of short-term investments.. . . . . . . . . . . . . . .                  -         39,044
Proceeds from sales of assets. . . . . . . . . . . . . . . .                125            271
Investments in and advances to joint ventures. . . . . . . .               (659)          (124)
Restricted cash. . . . . . . . . . . . . . . . . . . . . . .                 25           (851)
Prepaid deposits and other . . . . . . . . . . . . . . . . .                (12)         4,913
                                                              ------------------  -------------
Net cash used in investing activities. . . . . . . . . . . .            (57,642)      (152,973)

FINANCING ACTIVITIES:
Proceeds from debt . . . . . . . . . . . . . . . . . . . . .             50,000              -
Net (reduction in) proceeds from line of credit. . . . . . .            (13,186)        62,000
Principal payments on debt . . . . . . . . . . . . . . . . .            (11,388)       (10,054)
Deferred financing costs . . . . . . . . . . . . . . . . . .               (522)          (251)
Purchase of treasury stock . . . . . . . . . . . . . . . . .             (8,113)             -
Proceeds from exercise of stock options and warrants . . . .                309            847
Cash distribution to minority partner . . . . . . . . . . .              (2,150)             -
                                                              ------------------  -------------
Net cash provided by financing activities. . . . . . . . . .             14,950         52,542

Net increase (decrease) in cash and cash equivalents . . . .             19,267        (55,729)
Cash and cash equivalents at beginning of period . . . . . .             76,659        167,972
                                                              ------------------  -------------
Cash and cash equivalents at end of period . . . . . . . . .  $          95,926   $    112,243
                                                              ==================  =============


                 See notes to consolidated financial statements.




                                 ISLE OF CAPRI CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (UNAUDITED)
                                        (IN THOUSANDS)


                                                                      Six Months Ended
                                                                     ------------------
                                                               October 28,       October 29,
                                                                   2001             2000
                                                            ------------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments for:
     Interest. . . . . . . . . . . . . . . . . . . . . . .  $          47,686   $     48,632
     Income taxes. . . . . . . . . . . . . . . . . . . . .             (8,903)        15,191

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Capital contributions:
     Property and equipment. . . . . . . . . . . . . . . .                  -         22,694
Other:
     Construction costs funded through accrued liabilities              1,616          4,322
Acquisitions of businesses:
     Fair value of assets acquired . . . . . . . . . . . .                  -        146,156
     Less fair value of liabilities assumed. . . . . . . .                  -        (34,199)
                                                            ------------------  -------------
     Net cash payment. . . . . . . . . . . . . . . . . . .                  -        111,957
                                                            ==================  =============



                 See notes to consolidated financial statements.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation

     Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations through its subsidiaries in Biloxi, Vicksburg, Tunica, Natchez and Lula, Mississippi; in Bossier City and Lake Charles, Louisiana; in Bettendorf, Marquette and Davenport, Iowa; in Kansas City, Missouri; in Black Hawk, Colorado; in Las Vegas, Nevada; and Pompano, Florida. All of the subsidiaries are wholly owned except for Black Hawk. We are currently developing a casino in Boonville, Missouri.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending April 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 29, 2001.

     The consolidated financial statements of the Company include the accounts of Isle of Capri Casinos, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ materially from those estimates.


New  Pronouncements

     See  note  4,  Goodwill  and  Other  Intangible  Assets.

     Effective fourth quarter fiscal 2001, the Company adopted new guidance issued by the Emerging Issues Task Force of the Financial Accounting Standards Board relative to EITF Issue No.00-14 "Accounting for Certain Sales Incentives" and EITF Issue No.00-22, "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No.00-14 requires the redemption of coupons for cash to be recognized as a reduction of revenue and EITF Issue No.00-22 requires the redemption of "points" for cash to be recognized as a reduction of revenue. The Company has complied with the requirements of this new guidance in the accompanying consolidated statements of operations. To be consistent with the fiscal 2002 presentation, approximately $17.7 million and $33.5 million of slot points expense and cash coupon redemptions, previously reported as marketing expenses, have been reclassified to promotional allowances for the three and six months ended October 29, 2000, respectively.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Effective April 30, 2001, Isle of Capri adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company's objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. Isle of Capri's primary exposure to interest rate risk is associated with its Amended and Restated Senior Credit Facility. The Company is hedging cash flows associated with forecasted transactions over the next two and a half years. See Note 6.

                  ISLE OF CAPRI CASINOS, INC.
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  EARNINGS  PER  SHARE


The following table sets forth the computation of basic and diluted earnings per share:







                                                                                  Three Months Ended            Six Months Ended
                                                                  --------------------------------------        -----------------
                                                                       October 28,               October 29,     October 28,
                                                                           2001                     2000             2001
                                                          ----------------------------------  -----------------  ------------
                                                                    (Unaudited)                               (Unaudited)
                                                      (In thousands, except per share data)   (In thousands, except per share data)
Numerator:
     Net income. . . . . . . . . . . . . . . . . . . . .  $                           10,435  $           9,636  $     16,289
                                                          ==================================  =================  ============
     Numerator for basic earnings per share - income
          available to common stockholders . . . . . . .  $                           10,435  $           9,636  $     16,289
     Effect of diluted securities. . . . . . . . . . . .                                   -                  -             -
                                                          -----------------------------------  -----------------  ------------
     Numerator for diluted earnings per share-
          income available to common stockholders after
               assumed conversions . . . . . . . . . . .  $                           10,435  $           9,636  $     16,289
                                                          ==================================  =================  ============

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares. . . . . . . . . . .                              28,110             30,489        28,286
     Effect of dilutive securities
          Employee stock options,  warrants
             and nonvested restricted stock. . . . . . .                               1,321              1,869         1,271
                                                          ----------------------------------  -----------------  ------------
     Dilutive potential common shares. . . . . . . . . .                               1,321              1,869         1,271
                                                          ----------------------------------  -----------------  ------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions . . . . . . . . . . .                              29,431             32,358        29,556
                                                          ==================================  =================  ============

     BASIC EARNINGS PER SHARE. . . . . . . . . . . . . .  $                             0.37  $            0.32  $       0.58
                                                          ==================================  =================  ============

     DILUTED EARNINGS PER SHARE. . . . . . . . . . . . .  $                             0.35  $            0.30  $       0.55
                                                          ==================================  =================  ============




                                                          October 29,
                                                              2000
                                                          ------------
                                                          (Unaudited)
                                 (In thousands, except per share data)
Numerator:
     Net income. . . . . . . . . . . . . . . . . . . . .  $     20,205
                                                          ============
     Numerator for basic earnings per share - income
          available to common stockholders . . . . . . .  $     20,205
     Effect of diluted securities. . . . . . . . . . . .             -
                                                          ------------
     Numerator for diluted earnings per share-
          income available to common stockholders after
               assumed conversions . . . . . . . . . . .  $     20,205
                                                          ============

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares. . . . . . . . . . .        30,455
     Effect of dilutive securities
          Employee stock options,  warrants
             and nonvested restricted stock. . . . . . .         1,886
                                                          ------------
     Dilutive potential common shares. . . . . . . . . .         1,886
                                                          ------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions . . . . . . . . . . .        32,341
                                                          ============

     BASIC EARNINGS PER SHARE. . . . . . . . . . . . . .  $       0.66
                                                          ============

     DILUTED EARNINGS PER SHARE. . . . . . . . . . . . .  $       0.62
                                                          ============


                  ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PROPERTY  AND  EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:




                                         YEARS
                                         -------
Slot machines, software, and computers.        3
Furniture, fixtures and equipment . . .     5-10
Leasehold improvements. . . . . . . . .  10-39.5
Riverboats and floating pavilions . . .       25
Buildings and improvements. . . . . . .     39.5




4.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Goodwill reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of St. Charles Gaming
Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI") and Louisiana Riverboat Gaming Partnership ("LRGP"), Lady Luck and subsidiaries, BRDC, Inc., IOC Boonville, Inc. f/k/a Davis Gaming Boonville, Inc. ("Isle-Boonville"), Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport. Other intangible assets principally represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of SCGC, GPRI and LRGP, which are deemed to have indefinite lives.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142,
"Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. The Company has elected early adoption and has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002.

     For the six months ended October 28, 2001, goodwill and other intangible assets increased by $11.4 million due to the recording of the final purchase accounting adjustments for Lady Luck Las Vegas and Rhythm City-Davenport.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS  (CONTINUED)

     The following table sets forth the pro forma effect of adoption of Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets":





                                                             Three Months Ended                    Six Months Ended
                                                             ------------------                    ----------------

                                                     October 28,                October 29,   October 28,   October 29,
                                                         2001                       2000          2001          2000
                                        --------------------------------------  ------------  ------------  ------------
                                                              (Unaudited)                             (Unaudited)
                                                  (In thousands, except per share data)   (In thousands, except per share data)
Reported net income. . . . . . . . . .  $                               10,435  $      9,636  $     16,289  $     20,205
Amortization expense, net of taxes . .                                       -         2,387             -         5,093
                                        --------------------------------------  ------------  ------------  ------------
Adjusted net income. . . . . . . . . .  $                               10,435  $     12,023  $     16,289  $     25,298
                                        ======================================  ============  ============  ============

Reported net income per common share:
     Basic . . . . . . . . . . . . . .  $                                 0.37  $       0.32  $       0.58  $       0.66
     Diluted . . . . . . . . . . . . .  $                                 0.35  $       0.30  $       0.55  $       0.62
Adjusted net income per common share:
     Basic.. . . . . . . . . . . . . .  $                                 0.37  $       0.39  $       0.58  $       0.83
     Diluted . . . . . . . . . . . . .  $                                 0.35  $       0.37  $       0.55  $       0.78



5.  RESTRICTED  CASH

     Restricted cash consists primarily of a certificate of deposit in the amount of $1.5 million for the Greek Lawsuit (see note 7), construction escrow related to the development of Isle-Boonville of $1.0 million, workers' compensation in the amount of $0.5 million and various other deposits totaling $1.3 million.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:





                                                                                        October 28,   April 29,
                                                                                            2001         2001
                                                                                        ------------  ----------
                                                                                             (In thousands)
8.75 % senior subordinated notes (described below) . . . . . . . . . . . . . . . . . .  $    390,000  $  390,000
Senior Credit Facility (described below):
   Variable rate term loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       501,623     461,250
   Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,814      93,000
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C., due
   August 2004; non-recourse to Isle of Capri Casinos, Inc (described below) . . . . .        75,000      75,000
Variable rate TIF Bonds due to City of Bettendorf, (described below). . . . . . . . .          6,220       6,493
12.5 % note payable, due in monthly installments of $125,000, including
   interest, beginning October 1997 through October 2005.. . . . . . . . . . . . . . .         4,550       4,999
8 % note payable, due in monthly installments of $66,667, including interest,
   through July 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           518         888
8 % note payable, due in monthly installments of $11,365, including interest,
   through December 2015 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,146       1,168
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,676       6,323
                                                                                        ------------  ----------
                                                                                           1,064,547   1,039,121
Less: current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,909      20,936
                                                                                        ------------  ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,039,638  $1,018,185
                                                                                        ============  ==========




8.75%  Senior  Subordinated  Notes

     On April 23, 1999, the Company issued $390.0 million of 8.75% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"). The Senior
Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. Interest on the Senior Subordinated Notes is payable semi-annually on each April 15 and October 15 through maturity. The Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after April 15, 2004 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:





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

6.  LONG-TERM  DEBT  (CONTINUED)

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

     On June 18, 2001, Isle of Capri exercised an option under its existing $600.0 million Amended and Restated Credit Agreement to add $50.0 million of additional term loans under the same terms, conditions and covenants. Proceeds from the loans were used to reduce outstanding borrowings under Isle of Capri's $125.0 million revolving loan facility.

     At the Company's option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of .5 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.25%, or
(2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.25%. At the Company's option, the Tranche B term loan may bear interest at (1) the highest of .5 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. At the Company's option, the Tranche C term loan may bear interest at (1) the highest of .5 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.625%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.625%.

     The Company entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of the floating rate term loans to a fixed-rate basis. The notional value of the swaps, which were designated as cash flow hedges, was $200.0 million. For the three and six months ended October 28, 2001, other comprehensive income included a net of tax unrealized non-cash loss of $4.8 million for changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms, is recorded in other accrued long-term liabilities in the accompanying balance sheet. There was no effect on income related to hedge ineffectiveness.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  LONG-TERM  DEBT  (CONTINUED)

     The Amended and Restated Senior Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of October 28, 2001. The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding
Casino  America  of  Colorado,  Inc.,  Isle-Black  Hawk  and their subsidiaries.

     At October 28, 2001, $79.8 million was outstanding under the revolving credit agreement. The outstanding amounts under the term loan portion of the facility at October 28, 2001 were (in thousands):





  Tranche A.  $ 82,500
  Tranche B.   223,532
  Tranche C.   195,591
              --------
     Total..  $501,623
              ========




13%  First  Mortgage  Notes

     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes ("First Mortgage Notes") with contingent interest, due August 31, 2004, that is non-recourse debt to the Isle of Capri Casinos. Interest on the First Mortgage Notes is payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest is payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture governing the First Mortgage Notes). Every six months Isle-Black Hawk has met its debt covenant ratios to pay contingent interest in accordance with the Indenture. The amount of contingent interest expense recorded for the three and six months ended October 28, 2001 totaled $.4 million and $.8 million, respectively. The amount of contingent interest expense recorded for the three and six months ended October 29, 2000 totaled $.4 million and $.7 million, respectively.

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




     On August 16, 2001, as required by the Indenture, Isle-Black Hawk offered to purchase for cash up to $4.2 million principal amount of First Mortgage Notes at a price of $1,010 per $1,000 principal amount, plus interest accrued up to, but not including, the payment date in accordance with the terms of the Indenture. None of the First Mortgage Notes were tendered for purchase.
Isle-Black Hawk is required to make an offer based upon excess cash flow, as defined, every year during the term of the First Mortgage Notes. See note 11.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Other

     Isle of Capri has $2.0 million available in bank lines of credit other than the Senior Credit Facility. As of October 28, 2001, Isle of Capri had no outstanding balances under these lines of credit.

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


7.     CONTINGENCIES

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgement was not appealed and is now final. On June 11, 1998, a similar suit was filed and judgement was rendered in our favor on September 16, 1999 by the lower court.
The case was reversed on appeal and remanded to the lower court for further proceedings; however , on October 8, 2001, the trial court entered a Judgement dismissing the case again, this time on the basis that the plaintiffs lack standing. The plaintiffs have amended the petition and continue to pursue this matter. The Company will continue to vigorously defend this suit. In addition, a similar action was recently filed against the Municipality of Bossier City, challenging the validity of its contracts with LRGP and other casinos. Although LRGP is not currently a party to the action, exceptions have been filed requiring joinder of all interested parties, including LRGP. If LRGP is joined to the action, the Company will defend this suit along with the other interested parties.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONTINGENCIES  (CONTINUED)

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately $2.1 billion drachma (which was approximately $5.5 million as of October 28, 2001 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. Although the court granted summary judgment in our favor and dismissed the lawsuit, the Ministry of Tourism has appealed the matter. Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against the Company to be without merit and we intend to continue vigorously defending the claims asserted in this action.

     We are currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property located in Lula, Mississippi that was purchased by the Company. The claimant is seeking payments based upon a percentage of gross revenue generated by the Lula, Mississippi facility. The Company disputes this claim and believes that its responsibility is limited to payments that are fixed in amount. We are vigorously defending the claims asserted in this proceeding.

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

8.  PREOPENING

     Preopening expenses of $1.1 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Boonville in December 2001.

9.  STOCK  REPURCHASE

     In November 2000, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company's outstanding common stock. In January 2001, the Board of Directors approved an additional 1.5 million shares under the stock repurchase program. In October 2001, the Board of Directors, resolved that the Company buy up to $25 million of stock in the Corporation even if the total number of shares to be purchased exceeds the 3.0 million shares previously authorized by the board. As of October 28, 2001, a total of 3.0 million shares of common stock had been repurchased at a total cost of $24.7 million.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390 million 8.75% Senior Subordinated Notes due 2009 and the payment of all obligations due under the Amended and Restated Senior Credit Facility due March 2007. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three and six months ended October 28, 2001 and October 29, 2000 and balance sheet as of October 28, 2001 and April 29, 2001.





                                                ISLE OF CAPRI CASINOS, INC.
                            CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR, AND PARENT COMPANY
                                                     FINANCIAL INFORMATION
                               AS OF OCTOBER 28, 2001 (UNAUDITED) AND APRIL 29, 2001 AND FOR
                            THE THREE AND SIX MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000
                                                        (UNAUDITED)
                                                       (IN THOUSANDS)

                                                                                 (b)
                                             Isle of Capri        (a)         Non-Wholly
                                             Casinos, Inc.       Wholly          Owned       Consolidating
                                               Guarantor         Owned           Non-             and        Isle of Capri
                                                (Parent        Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                               Obligor)       Subsidiaries   Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  -------------  ---------------  --------------
As of October 28, 2001
Balance Sheet
------------------------------------------
Current assets . . . . . . . . . . . . . .  $       10,342   $      103,108  $      21,217  $            -   $      134,667
Intercompany receivables . . . . . . . . .         913,923           79,383             12        (993,318)               -
Investments in subsidiaries. . . . . . . .         253,851          268,993              -        (522,146)             698
Property and equipment, net. . . . . . . .           2,042          784,876        102,712               -          889,630
Other assets . . . . . . . . . . . . . . .          19,461          376,928          2,798               -          399,187
                                            ---------------  --------------  -------------  ---------------  --------------
Total assets.. . . . . . . . . . . . . . .  $    1,199,619   $    1,613,288  $     126,739  $   (1,515,464)  $    1,424,182
                                            ===============  ==============  =============  ===============  ==============

Current liabilities. . . . . . . . . . . .  $       48,511   $      109,053  $      14,303  $            -   $      171,867
Intercompany payables. . . . . . . . . . .          23,891          966,922          2,506        (993,319)               -
Long-term debt,
   less current maturities.. . . . . . . .         949,681           14,032         75,925               -        1,039,638
Deferred income taxes. . . . . . . . . . .             (24)           9,790              -               -            9,766
Other accrued liabilities. . . . . . . . .           7,677            9,932              -               -           17,609
Minority interest. . . . . . . . . . . . .               -                -              -          15,414           15,414
Stockholders' equity . . . . . . . . . . .         169,883          503,559         34,005        (537,559)         169,888
                                            ---------------  --------------  -------------  ---------------  --------------
Total liabilities and stockholders' equity  $    1,199,619   $    1,613,288  $     126,739  $   (1,515,464)  $    1,424,182
                                            ===============  ==============  =============  ===============  ==============

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Consolidating Condensed Financial Information (Continued)




                                                                                   (b)
                                              Isle of Capri        (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Three Months Ended October 28, 2001
Statement of Operations
-------------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . . .  $            -   $     228,913   $      28,785   $            -   $      257,698
Rooms, food, beverage and other . . . . . .             305          49,169           5,377                -           54,851
                                             ---------------  --------------  --------------  ---------------  ---------------
Gross revenues. . . . . . . . . . . . . . .             305         278,082          34,162                -          312,549
Less: promotional allowances. . . . . . . .               -          46,093           5,950                -           52,043
                                             ---------------  --------------  --------------  ---------------  ---------------
Net revenues. . . . . . . . . . . . . . . .             305         231,989          28,212                -          260,506

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . .               -          45,469           4,052                -           49,521
Gaming taxes. . . . . . . . . . . . . . . .               -          49,253           5,639                -           54,892
Rooms, food, beverage and other.. . . . . .          (2,745)         91,261           9,854                -           98,370
Depreciation and amortization . . . . . . .             189          15,934           1,020                -           17,143
                                             ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . .          (2,556)        201,917          20,565                -          219,926

Operating income. . . . . . . . . . . . . .           2,861          30,072           7,647                -           40,580
Gain on disposal of asset.. . . . . . . . .               -               -               -                -                -
Interest expense, net . . . . . . . . . . .         (20,203)        (26,369)         (3,080)          27,022          (22,630)
Interest income.. . . . . . . . . . . . . .          26,156           1,089              72          (27,022)             295
Minority interest.. . . . . . . . . . . . .               -               -               -           (1,991)          (1,991)
Equity in income (loss) of
unconsolidated joint venture. . . . . . . .           7,440           6,165               -          (13,605)               -
                                             ---------------  --------------  --------------  ---------------  ---------------

Income before income taxes. . . . . . . . .          16,254          10,957           4,639          (15,596)          16,254
Income tax provision. . . . . . . . . . . .           5,819               -               -                -            5,819
                                             ---------------  --------------  --------------  ---------------  ---------------
Net income .. . . . . . . . . . . . . . . .  $       10,435   $      10,957   $       4,639   $      (15,596)  $       10,435
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Consolidating Condensed Financial Information (Continued)





                                                                                (b)
                                            Isle of Capri        (a)          Non-Wholly
                                            Casinos, Inc.       Wholly          Owned        Consolidating
                                              Guarantor         Owned            Non-             and         Isle of Capri
                                               (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                              Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                           ---------------  --------------  --------------  ---------------  ---------------
For the Six Months Ended October 28, 2001
Statement of Operations
-----------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . .  $            -   $     459,451   $      55,835   $            -   $      515,286
Rooms, food, beverage and other . . . . .             317         103,547          10,579                -          114,443
                                           ---------------  --------------  --------------  ---------------  ---------------
Gross revenues. . . . . . . . . . . . . .             317         562,998          66,414                -          629,729
Less: promotional allowances. . . . . . .               -          94,800          11,487                -          106,287
                                           ---------------  --------------  --------------  ---------------  ---------------
Net revenues. . . . . . . . . . . . . . .             317         468,198          54,927                -          523,442

Operating expenses:
Casino. . . . . . . . . . . . . . . . . .               -          92,930           8,009                -          100,939
Gaming taxes. . . . . . . . . . . . . . .               -          98,368          11,008                -          109,376
Rooms, food, beverage and other.. . . . .          (5,030)        189,376          19,398                -          203,744
Depreciation and amortization . . . . . .             423          32,003           2,010                -           34,436
                                           ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . .          (4,607)        412,677          40,425                -          448,495

Operating income. . . . . . . . . . . . .           4,924          55,521          14,502                -           74,947
Gain on disposal of asset.. . . . . . . .             125               -               -                -              125
Interest expense, net . . . . . . . . . .         (42,064)        (52,544)         (6,124)          53,735          (46,997)
Interest income.. . . . . . . . . . . . .          51,960           2,160             143          (53,735)             528
Minority interest.. . . . . . . . . . . .               -               -               -           (3,662)          (3,662)
Equity in income (loss) of
unconsolidated joint venture. . . . . . .           9,999          12,116               -          (22,115)               -
                                           ---------------  --------------  --------------  ---------------  ---------------

Income before income taxes. . . . . . . .          24,944          17,253           8,521          (25,777)          24,941
Income tax provision. . . . . . . . . . .           8,652               -               -                -            8,652
                                           ---------------  --------------  --------------  ---------------  ---------------
Net income .. . . . . . . . . . . . . . .  $       16,292   $      17,253   $       8,521   $      (25,777)  $       16,289
                                           ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Consolidating Condensed Financial Information (Continued)






                                                                                  (b)
                                             Isle of Capri        (a)          Non-Wholly
                                             Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor         Owned            Non-             and         Isle of Capri
                                                (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                               Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  --------------  ---------------  ---------------
For the Six Months Ended October 28, 2001
Statement of Cash Flows
------------------------------------------
Net cash provided by (used in)
operating activities.. . . . . . . . . . .  $      (10,047)  $      86,101   $      12,841   $      (26,936)  $       61,959
Net cash provided by (used in)
investing activities.. . . . . . . . . . .          (1,783)        (78,909)         (1,035)          24,085          (57,642)
Net cash provided by (used in)
financing activities.. . . . . . . . . . .          18,860          (1,484)         (5,277)           2,851           14,950
                                            ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
cash equivalents.. . . . . . . . . . . . .           7,030           5,708           6,529                -           19,267
Cash and cash equivalents at
beginning of the year. . . . . . . . . . .             159          58,908          13,042            4,550           76,659
                                            ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
end of the year. . . . . . . . . . . . . .  $        7,189   $      64,616   $      19,571   $        4,550   $       95,926
                                            ===============  ==============  ==============  ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Consolidating Condensed Financial Information (Continued)







                                                                                   (b)
                                              Isle of Capri        (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Three Months Ended October 29, 2000
Statement of Operations
-------------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . . .  $            -   $     204,456   $      26,587   $            -   $      231,043
Rooms, food, beverage and other . . . . . .             440          45,225           4,737                -           50,402
                                             ---------------  --------------  --------------  ---------------  ---------------
Gross revenues. . . . . . . . . . . . . . .             440         249,681          31,324                -          281,445
Less: promotional allowances. . . . . . . .               -          42,643           5,008                -           47,651
                                             ---------------  --------------  --------------  ---------------  ---------------
Net revenues. . . . . . . . . . . . . . . .             440         207,038          26,316                -          233,794

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . .               -          41,055           3,751                -           44,806
Gaming taxes. . . . . . . . . . . . . . . .               -          41,042           5,256                -           46,298
Rooms, food, beverage and other.. . . . . .          (1,221)         76,492           9,786                -           85,057
Depreciation and amortization . . . . . . .              79          15,017             801                -           15,897
                                             ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . .          (1,142)        173,606          19,594                -          192,058

Operating income. . . . . . . . . . . . . .           1,582          33,432           6,722                -           41,736
Gain on disposal of asset.. . . . . . . . .               -             271               -                -              271
Interest expense, net . . . . . . . . . . .             383         (20,410)         (3,105)               -          (23,132)
Minority interest.. . . . . . . . . . . . .               -               -               -           (1,555)          (1,555)
Equity in income (loss) of
unconsolidated joint venture. . . . . . . .          15,239          15,542               -          (30,890)            (109)
                                             ---------------  --------------  --------------  ---------------  ---------------

Income before income taxes. . . . . . . . .          17,204          28,835           3,617          (32,445)          17,211
Income tax provision. . . . . . . . . . . .           7,575               -               -                -            7,575
                                             ---------------  --------------  --------------  ---------------  ---------------
Net income .. . . . . . . . . . . . . . . .  $        9,629   $      28,835   $       3,617   $      (32,445)  $        9,636
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Consolidating Condensed Financial Information (Continued)







                                                                                 (b)
                                            Isle of Capri        (a)          Non-Wholly
                                            Casinos, Inc.       Wholly          Owned        Consolidating
                                              Guarantor         Owned            Non-             and         Isle of Capri
                                               (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                              Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                           ---------------  --------------  --------------  ---------------  ---------------
For the Six Months Ended October 29, 2000
Statement of Operations
-----------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . .  $            -   $     410,335   $      51,043   $            -   $      461,378
Rooms, food, beverage and other . . . . .             475          91,824           8,164                -          100,463
                                           ---------------  --------------  --------------  ---------------  ---------------
Gross revenues. . . . . . . . . . . . . .             475         502,159          59,207                -          561,841
Less: promotional allowances. . . . . . .               -          82,774           9,606                -           92,380
                                           ---------------  --------------  --------------  ---------------  ---------------
Net revenues. . . . . . . . . . . . . . .             475         419,385          49,601                -          469,461

Operating expenses:
Casino. . . . . . . . . . . . . . . . . .               -          81,833           7,322                -           89,155
Gaming taxes. . . . . . . . . . . . . . .               -          81,551          10,060                -           91,611
Rooms, food, beverage and other.. . . . .          (2,223)        157,118          18,523                -          173,418
Depreciation and amortization . . . . . .             574          29,169           1,375                -           31,118
                                           ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . .          (1,649)        349,671          37,280                -          385,302

Operating income. . . . . . . . . . . . .           2,124          69,714          12,321                -           84,159
Gain on disposal of asset.. . . . . . . .               -             271               -                -              271
Interest expense, net . . . . . . . . . .           1,579         (40,261)         (5,442)               -          (44,124)
Minority interest.. . . . . . . . . . . .               -               -               -           (2,959)          (2,959)
Equity in income (loss) of
unconsolidated joint venture. . . . . . .          33,531          29,642               -          (63,282)            (109)
                                           ---------------  --------------  --------------  ---------------  ---------------

Income before income taxes. . . . . . . .          37,234          59,366           6,879          (66,241)          37,238
Income tax provision. . . . . . . . . . .          17,033               -               -                -           17,033
                                           ---------------  --------------  --------------  ---------------  ---------------
Net income .. . . . . . . . . . . . . . .  $       20,201   $      59,366   $       6,879   $      (66,241)  $       20,205
                                           ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Consolidating Condensed Financial Information (Continued)





                                                  (b)
                                             Isle of Capri        (a)          Non-Wholly
                                             Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor         Owned            Non-             and         Isle of Capri
                                                (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                               Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  --------------  ---------------  ---------------
For the six months ended October 29, 2000
Statement of Cash Flows
------------------------------------------
Net cash provided by (used in)
     operating activities. . . . . . . . .  $      (13,275)  $      88,545   $      11,710   $      (42,278)  $       44,702
Net cash provided by (used in)
     investing activities. . . . . . . . .        (118,179)        (70,083)         (6,989)          42,278         (152,973)

Net cash provided by financing activities.          55,703          (2,752)           (409)               -           52,542
                                            ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
     cash equivalents. . . . . . . . . . .         (75,751)         15,710           4,312                -          (55,729)
Cash and cash equivalents at
     beginning of the period . . . . . . .          78,945          82,514           6,513                -          167,972
                                            ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
     end of the period . . . . . . . . . .  $        3,194   $      98,224   $      10,825   $            -   $      112,243
                                            ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Consolidating Condensed Financial Information (Continued)






                                                  (b)
                                             Isle of Capri        (a)         Non-Wholly
                                             Casinos, Inc.       Wholly          Owned       Consolidating
                                               Guarantor         Owned           Non-             and         Isle of Capri
                                                (Parent        Guarantor       Guarantor      Eliminating     Casinos, Inc.
                                               Obligor)       Subsidiaries   Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  -------------  ---------------  ---------------
As of April 29, 2001
Balance Sheet
------------------------------------------
Current assets . . . . . . . . . . . . . .  $        14,606  $       92,445  $      14,407  $            -   $      121,458
Intercompany receivables . . . . . . . . .          858,629         130,130              3        (988,763)              (1)
Investments in subsidiaries. . . . . . . .          256,497         256,877              -        (513,335)              39
Property and equipment, net. . . . . . . .            1,714         766,777        103,677               -          872,168
Other assets . . . . . . . . . . . . . . .           33,350         352,746          3,147               -          389,243
                                            ---------------  --------------  -------------  ---------------  ---------------
Total assets.. . . . . . . . . . . . . . .  $     1,164,796  $    1,598,975  $     121,234  $   (1,502,098)  $    1,382,907
                                            ===============  ==============  =============  ===============  ===============

Current liabilities. . . . . . . . . . . .  $        36,682  $      110,457  $      12,406  $           (1)  $      159,545
Intercompany payables. . . . . . . . . . .           23,884         962,691          2,188        (988,761)               -
Long-term debt,
   less current maturities.. . . . . . . .          926,750          15,279         76,156               -        1,018,185
Deferred income taxes. . . . . . . . . . .           11,434           4,129              -               -           15,563
Other accrued liabilities. . . . . . . . .                -           9,670              -               -            9,670
Minority interest. . . . . . . . . . . . .                -               -              -          13,902           13,902
Stockholders' equity . . . . . . . . . . .          166,046         496,749         30,484        (527,238)         166,041
                                            ---------------  --------------  -------------  ---------------  ---------------
Total liabilities and stockholders' equity  $     1,164,796  $    1,598,975  $     121,234  $   (1,502,098)  $    1,382,907
                                            ===============  ==============  =============  ===============  ===============





(a)     Certain of the Company's wholly-owned subsidiaries are guarantors on the
8.75 % Senior Subordinated Notes and the Amended and Restated Senior Credit Facility, including the following: Isle-Biloxi, Isle-Vicksburg, Isle-Tunica, Isle-Bossier City, Isle-Lake Charles and Pompano Park, Inc. Isle-Natchez, Isle-Lula, Isle-Bettendorf, and Isle-Marquette became guarantors as of March 2, 2000, the date of the acquisition. Isle-Boonville, Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport became guarantors as of the dates of their respective acquisitions.

(b)     The  following  non-wholly-owned  subsidiaries are not guarantors on the
8.75  %  Senior  Subordinated  Notes  or  the Amended and Restated Senior Credit
Facility: Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  SUBSEQUENT  EVENTS

     On November 16, 2001, Isle-Black Hawk announced that it has elected to redeem all of its outstanding 13% First Mortgage Notes in the principal amount of $75.0 million due 2004 on December 18, 2001. The redemption price of the Notes is 106.500% of the principal amount plus accrued and unpaid interest to the date of redemption, which equals a redemption price of $1,065 for each $1,000 principal amount of Notes, plus accrued and unpaid interest. Isle-Black Hawk expects to record an extraordinary loss in the third quarter ending January 27, 2002 of approximately $6.8 million related to early payment premiums as well as the write-off of debt acquisition costs.

     Isle-Black Hawk intends to fund the redemption of the Notes with proceeds from a new $90.0 million secured credit facility, comprised of two separate $40.0 million term loans and a $10.0 million revolver, from a group of lenders including CIBC World Markets, as Administrative Agent. The interest rate, on a blended basis, will fluctuate from LIBOR plus 2.75% to LIBOR plus 4, depending on Isle-Black Hawk's consolidated total leverage and the amount of funds borrowed. Any undrawn revolver capacity under the credit facility will be available for working capital and other general company purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes and the other financial information in this report.

     The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, development of the Isle-Boonville in Boonville, Missouri, and the expansion of amenities at all facilities are forward looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials or labor, and unforeseen delays resulting from a failure to obtain necessary approvals.

GENERAL

     Isle of Capri's results of operations for the three and six months ended October 28, 2001 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Tunica, the Isle-Lula, the Isle-Kansas City, the Isle-Black Hawk, the Isle-Bettendorf, Rhythm City-Davenport, the Isle-Marquette, Lady Luck Las Vegas, and Pompano Park.

     Isle of Capri's results of operations for the three and six months ended October 29, 2000 reflect the consolidated operations of all of Isle of Capri's subsidiaries owned at that time, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Tunica, the Isle-Lula, the Isle-Black Hawk, the Isle-Bettendorf, the Isle-Marquette, and the Isle-Kansas City subsequent to its purchase on June 6, 2000. Results of operations for the three months ended October 29, 2000 also include the operations of the Rhythm City-Davenport property purchased on October 10, 2000 and the Lady Luck Las Vegas Casino property purchased on September 12, 2000.

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

RESULTS  OF  OPERATIONS

Three Fiscal Months Ended October 28, 2001 Compared to Three Fiscal Months Ended October 29, 2000

     Gross revenue for the quarter ended October 28, 2001 was $312.5 million, which included $257.7 million of casino revenue, $14.8 million of rooms revenue, $3.1 million of pari-mutuel commissions and $36.9 million of food, beverage and other revenue. This compares to gross revenue for the prior year quarter ended October 29, 2000 of $281.4 million, which included $231.0 million of casino revenue, $12.1 million of rooms revenue, $3.1 million of pari-mutuel commissions and $35.2 million of food, beverage and other revenue.

     Casino revenue increased $26.7 million or 11.5% primarily as a result of a full quarter of operations of the Lady Luck Las Vegas and Rhythm City-Davenport. Casino revenue also increased due to improvements made at Isle-Lake Charles,

Isle-Black Hawk and Isle-Tunica through the opening of new hotels at these properties in November 2000, in August 2000 and in November 2000, respectively, partially offset by decreases at the Isle-Bossier due to additional competition. During the prior year quarter, Isle-Kansas City was being renovated. Room revenue increased $2.7 million or 22.3% due to a full quarter of operations of the Lady Luck Las Vegas and Rhythm City-Davenport as well as the Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica hotels that opened at these properties in November 2000, in August 2000 and in November 2000, respectively. Food, beverage and other revenue increased by $1.8 million or 5.1% as a result of a full quarter of operations of the Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport.

     Casino operating expenses for the quarter ended October 28, 2001 totaled $49.3 million, or 19.1% of casino revenue, versus $44.8 million, or 19.4% of casino revenue, for the quarter ended October 29, 2000. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue. However, the decrease in casino operating expenses as a percentage of casino revenue is related to cost containment programs at the properties as well as efficiencies achieved through standardization.

     For the quarter ended October 28, 2001, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $54.9 million, or 21.3% of casino revenue, compared to $46.3 million, or 20.0% of casino revenues for the three months ended October 29, 2000, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. Legislation was passed April 1, 2001 that allowed Louisiana riverboats which had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5% for Isle-Lake Charles. The legislation increased the gaming tax for Isle-Bossier City by 1% each year until 21.5% is reached.

     Operating expenses for the quarter ended October 28, 2001 also included room expenses of $3.3 million or 22.5% of room revenue from the hotels at the Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Bossier City, Isle-Lake Charles, Isle-Tunica, Isle-Lula, Isle-Black Hawk, Isle-Bettendorf, Rhythm City-Davenport, Isle-Marquette and Lady Luck Las Vegas compared to $2.8 million or 23.4% of room revenue for the quarter ended October 29, 2000. Operating expenses for the quarter ended October 29, 2000 did not include a full three months for the new hotel at the Isle-Black Hawk, or the hotels at Isle-Tunica and Isle-Lake Charles that had not yet opened. Operating expenses in the prior year also did not include a full three months for the acquired properties, Lady Luck Las Vegas and Rhythm City-Davenport. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     Food, beverage and other expenses totaled $8.5 million for the quarter ended October 28, 2001, compared to $7.6 million for the quarter ended October 29, 2000. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased to 23.1% for the quarter ended October 28, 2001 from 21.5% for the quarter ending October 29, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of the original Isle facilities.

     Marine and facilities expenses totaled $17.6 million for the quarter ended October 28, 2001, versus $14.7 million for the quarter ended October 29, 2000. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have increased as a result of the expansion in the number of properties operated by the Company.

     Marketing and administrative expenses totaled $67.5 million, or 25.9% of net revenue, for the quarter ended October 28, 2001, versus $57.6 million, or 24.6% of net revenue, for the quarter ended October 29, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the expansion in the number of properties operated by the Company.

     Depreciation and amortization expense was $17.1 million for the quarter ended October 28, 2001 and $15.9 million for the quarter ended October 29, 2000. Depreciation expense increased by $5.1 million compared to the prior year quarter consistent with an increase in fixed assets placed into service or acquired. This increase was offset by a decrease in amortization of goodwill of $3.9 million which occurred due to the Company's early adoption of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," at the beginning of the first quarter of 2002.

     Interest expense was $22.6 million for the quarter ended October 28, 2001, net of capitalized interest of $.4 million versus $23.9 million for the quarter ended October 29, 2000, net of capitalized interest of $1.7 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $3.1 million related to Isle-Black Hawk is included in interest expense in the quarter ended October 28, 2001. This compares to interest expense of $3.2 million for the quarter ended October 29, 2000.

     Isle of Capri's effective tax rate was 35.8% for the quarter ended October 28, 2001 compared to 44.0% for the quarter ended October 29, 2000. The decline in the effective tax rate is primarily a result of the Company's early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as discussed above.

Six Fiscal Months Ended October 28, 2001 Compared to Six Fiscal Months Ended October 29, 2000

     Gross revenue for the six months ended October 28, 2001 was $629.7 million, which included $515.3 million of casino revenue, $30.0 million of rooms revenue, $8.4 million of pari-mutuel commissions and $76.1 million of food, beverage and other revenue. This compares to gross revenue for the prior year six months ended October 29, 2000 of $561.8 million, which included $461.4 million of casino revenue, $22.0 million of rooms revenue, $8.1 million of pari-mutuel commissions and $70.4 million of food, beverage and other revenue.

     Casino revenue increased $53.9 million or 11.7% primarily as a result of a full six months of operations of the Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport. Casino revenue also increased due to improvements made at Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica through the opening of new hotels at these properties in November 2000, in August 2000 and in November 2000, respectively, partially offset by decreases at the Isle-Bossier due to additional competition. Room revenue increased $8.0 million or 36.2% due to a full six months of operations of the Lady Luck Las Vegas and Rhythm City-Davenport as well as the Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica hotels that opened at these properties in November 2000, in August 2000 and in November 2000, respectively. Food, beverage and other revenue increased by $5.7 million or 8.1% as a result of a full six months of operations of the Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport.

     Casino operating expenses for the six months ended October 28, 2001 totaled $100.7 million, or 19.5% of casino revenue, versus $89.2 million, or 19.3% of casino revenue, for the six months ended October 29, 2000. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue.

     Operating expenses for the six months ended October 28, 2001 also included room expenses of $6.8 million or 22.7% of room revenue from the hotels at the Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Bossier City, Isle-Lake Charles, Isle-Tunica, Isle-Lula, Isle-Black Hawk, Isle-Bettendorf, Rhythm City-Davenport, Isle-Marquette and Lady Luck Las Vegas compared to $5.1 million or 23.1% of room revenue for the six months ended October 29, 2000. Operating expenses for the six months ended October 29, 2000 included the new hotel at the Isle-Black Hawk from date of opening of August 2000, but did not include the new hotel at the Isle-Lake Charles or the Isle-Tunica that had not yet opened. Operating expenses also did not include Lady Luck Las Vegas and Rhythm City-Davenport until they were acquired on September 12, 2000 and October 10, 2000, respectively. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the six months ended October 28, 2001, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $109.4 million, or 21.2% of casino revenue, compared to $91.6 million, or 19.9% of casino revenues for the six months ended October 29, 2000, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. For the six months ended October 29, 2000, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, and Iowa for the full period and in Nevada from the date of acquisition of Lady Luck Las Vegas on September 12, 2000, and Missouri from the date of acquisition of Isle-Kansas City on June 6, 2000. Legislation was passed April 1, 2001 that allowed Louisiana riverboats which had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5% for Isle-Lake Charles. The legislation increased the gaming tax for Isle-Bossier City by 1% each year until 21.5% is reached.

     Food, beverage and other expenses totaled $17.4 million for the six months ended October 28, 2001, compared to $14.6 million for the six months ended
October 29, 2000. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased to 22.9% for the six months ended October 28, 2001 from 20.8% for the six months ending October 29, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of the original Isle facilities.

     Marine and facilities expenses totaled $35.5 million for the six months ended October 28, 2001, versus $29.2 million for the six months ended October 29, 2000. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have increased as a result of the expansion in the number of properties operated by the Company.

     Marketing and administrative expenses totaled $138.1 million, or 26.4% of net revenue, for the six months ended October 28, 2001, versus $118.5 million, or 25.2% of net revenue, for the six months ended October 29, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the expansion in the number of properties operated by the Company.

     Depreciation and amortization expense was $34.4 million for the six months ended October 28, 2001 and $31.1 million for the six months ended October 29, 2000. Depreciation expense increased by $11.1 million compared to the prior year six months consistent with an increase in fixed assets placed into service or acquired. This increase was offset by a decrease in amortization of goodwill of $7.8 million which occurred due to the Company's early adoption of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," at the beginning of the first quarter 2002.

     Interest expense was $47.0 million for the six months ended October 28, 2001, net of capitalized interest of $.8 million versus $47.3 million for the six months ended October 29, 2000, net of capitalized interest of $3.1 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $6.1 million related to Isle-Black Hawk is included in interest expense in the six months ended October 28, 2001. This compares to interest expense of $5.2 million, net of capitalized interest of $.7 million, for the six months ended October 29, 2000.

     Isle of Capri's effective tax rate was 34.7% for the six months ended October 28, 2001 compared to 45.7% for the six months ended October 29, 2000. The decline in the effective tax rate is primarily a result of the Company's early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At October 28, 2001, Isle of Capri had cash and cash equivalents of $95.9 million compared to $76.7 million in cash and cash equivalents at April 29, 2001. The $19.2 million increase in cash is the net result of $62.0 million net cash provided by operating activities, $57.6 million net cash used in investing activities, and $15.0 million net cash provided by financing activities.

     Isle of Capri invested $57.1 million in property and equipment during the six months ended October 28, 2001 primarily for the development of Boonville and implementation of a company-wide slot enhancement program. Approximately $5.5 million was expended on maintenance capital expenditures. The following table reflects expenditures for property and equipment on major projects:





                                          COSTS ($ IN MILLIONS)
                                          ---------------------


                                                                               REMAINDER EXPECTED
                                                          PRIOR     CURRENT        OF    CURRENT
PROPERTY                            PROJECT               YEAR     SIX MONTHS     YEAR    YEAR
-----------------------  -----------------------------  ---------  -----------  --------  -----
Isle-Boonville. . . . .  Develop casino                 $    16.2  $      21.8  $   25.5  $47.3
Isle-Tunica . . . . . .  Construct hotel & 2 theaters        31.4          0.9         -    0.9
Lady Luck properties. .  Convert to Isle                     31.8          1.8         -    1.8
Isle-Lake Charles . . .  Construct hotel                     24.4          0.4         -    0.4
Isle-Black Hawk . . . .  Construct hotel                      7.1            -         -      -
Rhythm City - Davenport  Renovations                         17.5          1.5         -    1.5
Isle-Kansas City. . . .  Renovations                         12.6          1.2       0.3    1.5
Lady Luck Las Vegas . .  Renovations                          1.4          0.7       1.1    1.8
All . . . . . . . . . .  Slot program                           -         23.3      11.7   35.0
All . . . . . . . . . .  Maintenance                         16.8          5.5      20.5   26.0
                                                        ---------  -----------  -------- ------
Total . . . . . . . . .                                 $   159.2  $      57.1  $   59.1 $116.2
                                                        =========  ===========  ======== =======



     During the six months ended October 28, 2001, Isle of Capri received net cash of $15.0 million from financing activities. Isle borrowed $50.0 million under the "Greenshoe Option" in its term loans, which was used to reduce its Revolving Credit Facility. The Revolver is due March 2005 and is a variable rate debt instrument currently at 7.35% interest rate. Isle made principal payments on the Senior Credit Facility and other debt of $11.4 million and purchased 1,076,600 shares of its common stock at a total cost of $8.1 million.

     On May 3, 2000, Isle of Capri acquired Isle-Boonville, which now has approval to open a gaming facility in Boonville, Missouri. Isle of Capri is currently developing the casino project with a total expected investment of approximately $63.5 million that includes the total purchase price of $11.5 million, a portion of which was allocated to goodwill. An additional $6.7 million of preopening and other expenses will be incurred. The Company opened the facility December 6, 2001. A significant portion of the principal near term capital requirements will be related to the construction of the Isle-Boonville, of which $38.0 million was expended as of October 28, 2001.

       Isle of Capri anticipates that capital improvements approximating $26.0 million will be made during fiscal 2002 to maintain its existing facilities and remain competitive in its markets and $35.0 for its slot upgrade program. As of the six months ended October 28, 2001, Isle of Capri spent $5.5 million onmaintenance capital improvements and $23.3 million on its slot upgrade program.

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

     On June 18, 2001, Isle of Capri exercised the option under its existing $600.0 million Amended and Restated Credit Agreement to add $50.0 million of additional term loans under the same terms, conditions and covenants. Proceeds from the loans were used to reduce outstanding borrowings under Isle of Capri's $125.0 million revolving loan facility.

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

     On November 16, 2001, Isle-Black Hawk announced that it has elected to redeem all of its outstanding 13% First Mortgage Notes in the principal amount of $75.0 million due 2004 on December 18, 2001. The redemption price of the Notes is 106.5% of the principal amount plus accrued and unpaid interest to the date of redemption, which equals a redemption price of $1,065 for each $1,000 principal amount of Notes, plus accrued and unpaid interest. Isle-Black Hawk will record a one-time charge in the third quarter of approximately $6.8 million related to the early extinguishment of debt.

     Isle-Black Hawk intends to fund the redemption with proceeds from a new $90.0 million secured credit facility, comprised of two separate $40.0 million term loans and a $10.0 million revolver, from a group of lenders including CIBC World Markets, as Administrative Agent. The interest rate, on a blended basis, will fluctuate from LIBOR plus 2.75 to LIBOR plus 4, depending on Isle-Black Hawk's consolidated total leverage and the amount of funds borrowed. Undrawn revolver capacity under the CIBC credit facility will be available for working capital and other general corporate purposes. Assuming a rate of 7%, the transaction will increase Isle-Black Hawk's after tax net income by approximately $3.0 million per annum.

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in our favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The plaintiffs have amended the petition and continue to pursue this matter. The Company will continue to vigorously defend this suit. In addition, a similar action was recently filed against the Municipality of Bossier City, challenging the validity of its contracts with LRGP and other casinos. Although LRGP is not currently a party to the action, exceptions have been filed requiring joinder of all interested parties, including LRGP. If LRGP is joined to the action, the Company will defend this suit along with the other interested parties.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payments the Company is alleged to have been required to make aggregate approximately $2.1 billion drachma (which was approximately $5.5 million as of October 28, 2001 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. Although the court granted summary judgment in our favor and dismissed the lawsuit, the Ministry of Tourism has appealed the matter. Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against the Company to be without merit and we intend to continue vigorously defending the claims asserted in this action.

     We are currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property located in Lula, Mississippi that was purchased by the Company. The claimant is seeking payments based upon a percentage of gross revenue generated by the Lula, Mississippi facility. The Company disputes this claim and believes that its responsibility is currently limited to payments that are fixed in amount. We are vigorously defending the claims asserted in this proceeding.

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

ITEM  5.       OTHER  INFORMATION.

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.



(a)     Documents Filed as Part of this Report.
        ---------------------------------------



1..  Exhibits.
     ------------------------------------------------------------------------------------------------

     None.

2..  Reports on Form 8-K.
     ------------------------------------------------------------------------------------------------

     During the quarter ended October 28, 2001, the Company filed the following reports on Form 8-K:

     None.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  December  12,  2001      /s/  Rexford  A.  Yeisley
                                --------------------------
          Rexford  A.  Yeisley,  Chief  Financial  Officer
          (Principal  Financial  and  Accounting  Officer)

                                INDEX TO EXHIBITS

EXHIBIT  NUMBER     DESCRIPTION
---------------     -----------

None.