Form 10-Q
period 2002-01-27
ISLE OF CAPRI CASINOS INC
filed 2002-03-11
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2002

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

As of March 8, 2002, the Company had a total of 31,468,604 shares of Common Stock outstanding.

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                      PAGE
                                                                                      ----

PART I     FINANCIAL INFORMATION
------------------------------------------------------------------------------------

  ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS, JANUARY 27, 2002 (UNAUDITED)
                 AND APRIL 29, 2001. . . . . . . . . . . . . . . . . . . . . . . . .     1

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND THE NINEIX
                 NINE MONTHS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001 (UNAUDITED)     2

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE
                 MONTHS ENDED JANUARY 27, 2002 (UNAUDITED) . . . . . . . . . . . . .     3

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                 ENDED JANUARY 27, 2002 AND JANUARY 28, 2001 (UNAUDITED) . . . . . .     4

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . .     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . .    28

PART II    OTHER INFORMATION
------------------------------------------------------------------------------------

  ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . . .    36

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . .    36

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .    36

  ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .    36

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . .    36

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38


                                          ISLE OF CAPRI CASINOS, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                            ASSETS                                                   January 27,     April 29,
                            ------
                                                                                         2002           2001
                                                                                         ----           ----


Current assets:. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (Unaudited)
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    76,836   $   76,659
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,018        9,203
     Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        4,700
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,843       14,536
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . .       17,445       16,359
                                                                                      ------------  -----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .      112,142      121,457
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . .      893,924      872,168
Other assets:
     Property held for development or sale . . . . . . . . . . . . . . . . . . . . .        2,860        2,860
     Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      306,647      291,755
     Other intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,918       66,411
     Deferred financing costs, net of accumulated amortization of $9,122 and
          $8,533, respectively.. . . . . . . . . . . . . . . . . . . . . . . . . . .       18,835       21,856
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,681        4,300
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . .        4,284        2,100
                                                                                      ------------  -----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,405,291   $1,382,907
                                                                                      ============  ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .  $    35,959   $   20,936
     Accounts payable trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,204       22,635
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,449        9,521
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . .       43,494       35,653
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . .       17,934       14,963
           Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,682            -
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . .       12,808       12,616
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,066       43,222
                                                                                      ------------  -----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . .      193,596      159,546
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . .      998,856    1,018,185
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,281       15,563
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,197        9,670
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,092       13,902
Stockholders' equity:
          Preferred stock, $.01 par value; 2,050 shares authorized; none issued. . .            -            -
          Common stock, $.01 par value; 45,000 shares authorized; shares issued and
          outstanding: 31,130 at January 27, 2002 and 30,615 at April 29, 2001.. . .          309          306
          Class B common stock, $.01 par value; 3,000 shares authorized; none issued            -            -
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .      131,451      129,408
          Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,586)      (1,800)
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       76,721       54,788
          Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . .       (4,084)           -
                                                                                      ------------  -----------
                                                                                          202,811      182,702
     Treasury stock, 3,086 shares at January 27, 2002 and 1,959 shares
          at April 29, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (25,542)     (16,661)
                                                                                      ------------  -----------
               Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .      177,269      166,041
                                                                                      ------------  -----------
               Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $ 1,405,291   $1,382,907
                                                                                      ============  ===========


See notes to consolidated financial statements.


                                                    ISLE OF CAPRI CASINOS, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Three Months Ended                   Nine Months Ended
                                                                    --------------------                 -------------------
                                                               January 27,           January 28,       January 27,    January 28,
                                                                   2002                 2001              2002           2001
                                                           --------------------  -------------------  -------------  -------------
Revenues:
     Casino . . . . . . . . . . . . . . . . . . . . . . .  $           255,704   $          229,201   $    770,990   $    690,579
     Rooms. . . . . . . . . . . . . . . . . . . . . . . .               11,592               13,363         41,551         35,355
     Pari-mutuel commissions and fees . . . . . . . . . .                6,975                6,060         15,390         14,129
     Food, beverage and other . . . . . . . . . . . . . .               35,948               37,309        112,017        107,711
                                                           --------------------  -------------------  -------------  -------------
          Gross revenues. . . . . . . . . . . . . . . . .              310,219              285,933        939,948        847,774
          Less promotional allowances.. . . . . . . . . .               48,084               48,425        154,371        140,805
                                                           --------------------  -------------------  -------------  -------------
                  Net revenues. . . . . . . . . . . . . .              262,135              237,508        785,577        706,969
Operating expenses:
     Casino . . . . . . . . . . . . . . . . . . . . . . .               51,080               50,607        152,019        139,762
     Gaming taxes . . . . . . . . . . . . . . . . . . . .               55,904               46,442        165,280        138,053
     Rooms. . . . . . . . . . . . . . . . . . . . . . . .                2,791                3,121          9,584          8,208
     Pari-mutuel. . . . . . . . . . . . . . . . . . . . .                4,814                4,388         11,025         10,402
     Food, beverage and other.. . . . . . . . . . . . . .                8,735                8,195         26,166         22,843
     Marine and facilities. . . . . . . . . . . . . . . .               16,445               16,758         51,937         45,920
     Marketing and administrative.. . . . . . . . . . . .               65,479               64,439        201,759        182,946
     Preopening expenses. . . . . . . . . . . . . . . . .                2,334                    -          3,871              -
     Other charges. . . . . . . . . . . . . . . . . . . .                    -                4,276              -          4,276
     Depreciation and amortization. . . . . . . . . . . .               18,647               18,530         53,083         49,648
                                                           --------------------  -------------------  -------------  -------------
          Total operating expenses. . . . . . . . . . . .              226,229              216,756        674,724        602,058
                                                           --------------------  -------------------  -------------  -------------
Operating income. . . . . . . . . . . . . . . . . . . . .               35,906               20,752        110,853        104,911
     Interest expense . . . . . . . . . . . . . . . . . .              (21,133)             (25,561)       (68,130)       (72,883)
     Interest income. . . . . . . . . . . . . . . . . . .                  113                  427            641          3,625
     Gain on disposal of assets . . . . . . . . . . . . .                    -                    -            125            271
     Minority interest. . . . . . . . . . . . . . . . . .               (1,962)              (1,282)        (5,624)        (4,241)
     Equity in loss of
        unconsolidated joint ventures . . . . . . . . . .                    -                   (1)             -           (110)
                                                           --------------------  -------------------  -------------  -------------
Income (loss) before income taxes and extraordinary item.               12,924               (5,665)        37,865         31,573
     Income tax provision (benefit) . . . . . . . . . . .                4,842               (2,707)        13,494         14,326
                                                           --------------------  -------------------  -------------  -------------
Income (loss) before extraordinary item.. . . . . . . . .                8,082               (2,958)        24,371         17,247
Extraordinary loss on extinguishment of debt, net of
     applicable income tax benefit of $1,420. . . . . . .               (2,438)                   -         (2,438)             -
                                                           --------------------  -------------------  -------------  -------------
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $             5,644   $           (2,958)  $     21,933   $     17,247
                                                           ====================  ===================  =============  =============

Earnings (loss) per share of common stock:
Earnings (loss) per common share - basic:
  Income (loss) before extraordinary item . . . . . . . .  $              0.29   $            (0.10)  $       0.87   $       0.57
  Extraordinary loss, net.. . . . . . . . . . . . . . . .                (0.09)                   -          (0.09)             -
                                                           --------------------  -------------------  -------------  -------------
  Net income (loss) . . . . . . . . . . . . . . . . . . .  $              0.20   $            (0.10)  $       0.78   $       0.57
                                                           ====================  ===================  =============  =============

Earnings (loss) per common share - assuming dilution:
  Income (loss) before extraordinary item . . . . . . . .  $              0.27   $            (0.10)  $       0.82   $       0.54
  Extraordinary loss, net . . . . . . . . . . . . . . . .                (0.08)                   -          (0.08)             -
                                                           --------------------  -------------------  -------------  -------------
  Net income (loss).. . . . . . . . . . . . . . . . . . .  $              0.19   $            (0.10)  $       0.74   $       0.54
                                                           ====================  ===================  =============  =============

     Weighted average basic shares. . . . . . . . . . . .               27,750               29,903         28,107         30,271
     Weighted average diluted shares. . . . . . . . . . .               29,652               29,903         29,588         31,989


See notes to consolidated financial statements.




                                                    ISLE OF CAPRI CASINOS, INC.
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)

                                                                                Accumulated
                                                                                   Other
                                   Shares of               Additional  Unearned   Compre-                                Total
                                    Common      Common      Paid-in    Compen-    hensive    Treasury   Retained    Stockholders'
                                     Stock       Stock      Capital    sation      Loss       Stock     Earnings       Equity
                                   ---------  -----------  ---------  ---------  ---------  ----------  ---------  ---------------
Balance, April 29, 2001 . . . . .     30,615  $       306  $ 129,408  $ (1,800)  $      -   $ (16,661)  $  54,788  $      166,041
     Net income . . . . . . . . .          -            -          -         -          -           -      21,933          21,933
     Unrealized loss on interest
        rate swap contracts . . .          -            -          -         -     (4,084)          -           -          (4,084)
                                   ---------  -----------  ---------  ---------  ---------  ----------  ---------  ---------------
     Comprehensive income (loss),
        January 27, 2002. . . . .          -            -          -         -     (4,084)          -      21,933          17,849

     Exercise of stock
        options and warrants. . .        515            3      1,950         -          -        (768)          -           1,185
     Grant of nonvested stock . .          -            -         93       (93)         -           -           -               -
     Amortization of unearned
         compensation . . . . . .          -            -          -       307          -           -           -             307
     Purchase of treasury stock .          -            -          -         -          -      (8,113)          -          (8,113)
                                   ---------  -----------  ---------  ---------  ---------  ----------  ---------  ---------------
Balance, January 27, 2002 . . . .     31,130  $       309  $ 131,451  $ (1,586)  $ (4,084)  $ (25,542)  $  76,721  $      177,269
                                   =========  ===========  =========  =========  =========  ==========  =========  ===============

See notes to consolidated financial statements.




                                  ISLE OF CAPRI CASINOS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (IN THOUSANDS)


                                                                         Nine Months Ended
                                                                        ------------------
                                                                 January 27,       January 28,
                                                                    2002              2001
                                                             -------------------  -------------
OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $           21,933   $     17,247
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization. . . . . . . . . . . . .              53,083         49,648
     Amortization of deferred financing costs . . . . . . .               3,036          3,251
     Amortization of unearned compensation. . . . . . . . .                 307            766
     Gain on disposal of assets . . . . . . . . . . . . . .                (125)          (271)
     Other charges. . . . . . . . . . . . . . . . . . . . .                   -          4,276
     Deferred income taxes. . . . . . . . . . . . . . . . .               2,454              -
     Equity in loss of unconsolidated joint venture.. . . .                   -            110
     Extraordinary item (net of taxes). . . . . . . . . . .               2,438              -
     Minority interest. . . . . . . . . . . . . . . . . . .               5,624          4,241
     Changes in current assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . .                 185         (1,257)
          Income tax receivable . . . . . . . . . . . . . .               4,700              -
          Prepaid expenses and other assets.. . . . . . . .              (1,088)        (5,636)
          Accounts payable and accrued liabilities. . . . .              10,164        (17,492)
                                                             -------------------  -------------
Net cash provided by operating activities.. . . . . . . . .             102,711         54,883

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . .             (80,377)      (128,620)
Net cash paid for acquisitions. . . . . . . . . . . . . . .                   -       (111,957)
Sale of short-term investments. . . . . . . . . . . . . . .                   -         39,044
Proceeds from sales of assets.. . . . . . . . . . . . . . .                 125            271
Investments in and advances to joint ventures . . . . . . .              (1,055)          (955)
Restricted cash.. . . . . . . . . . . . . . . . . . . . . .                 619          1,087
Prepaid deposits and other. . . . . . . . . . . . . . . . .              (1,135)         5,504
                                                             -------------------  -------------
Net cash used in investing activities.. . . . . . . . . . .             (81,823)      (195,626)

FINANCING ACTIVITIES:
Proceeds from debt. . . . . . . . . . . . . . . . . . . . .             130,000              -
Net proceeds from (reduction in) line of credit . . . . . .             (42,400)        77,000
Principal payments on debt. . . . . . . . . . . . . . . . .             (91,906)       (12,361)
Deferred financing costs. . . . . . . . . . . . . . . . . .              (1,950)          (315)
Purchase of treasury stock. . . . . . . . . . . . . . . . .              (8,113)       (14,073)
Proceeds from exercise of stock options and warrants. . . .               1,182            924
Cash distribution to minority partner.. . . . . . . . . . .              (7,524)             -
                                                             -------------------  -------------
Net cash (used in) provided by financing activities . . . .             (20,711)        51,175

Net increase (decrease) in cash and cash equivalents. . . .                 177        (89,568)
Cash and cash equivalents at beginning of period. . . . . .              76,659        167,972
                                                             -------------------  -------------
Cash and cash equivalents at end of period. . . . . . . . .  $           76,836   $     78,404
                                                             ===================  =============

See notes to consolidated financial statements.




                                  ISLE OF CAPRI CASINOS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                          (UNAUDITED)
                                        (IN THOUSANDS)


                                                                    Nine Months Ended
                                                                   -------------------
                                                                January 27,       January 28,
                                                                   2002              2001
                                                            -------------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments (receipts) for:
     Interest. . . . . . . . . . . . . . . . . . . . . . .  $           65,701   $     62,777
     Income taxes. . . . . . . . . . . . . . . . . . . . .              (7,630)        15,191

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Capital contributions:
     Property and equipment. . . . . . . . . . . . . . . .  $                -   $     22,679
Other:
     Construction costs funded through accrued liabilities               1,509          4,053
Acquisitions of businesses:
     Fair value of assets acquired . . . . . . . . . . . .                   -        146,156
     Less fair value of liabilities assumed. . . . . . . .                   -        (34,199)
                                                            -------------------  -------------
     Net cash payment. . . . . . . . . . . . . . . . . . .  $                -   $    111,957
                                                            ===================  =============


See notes to consolidated financial statements.

                         ISLE  OF  CAPRI  CASINOS,  INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
     Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating riverboat, dockside and land-based casinos and related facilities. The Company has licenses to conduct and currently conducts gaming operations through its subsidiaries in Biloxi, Natchez, Vicksburg, Lula and Tunica, Mississippi; in Bossier City and Lake Charles, Louisiana; in Bettendorf, Davenport and Marquette, Iowa; in Kansas City and Boonville, Missouri; in Black Hawk, Colorado; in Las Vegas, Nevada; and in Pompano, Florida. All of the subsidiaries are wholly owned except for Black Hawk.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 27, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending April 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 29, 2001.

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

New  Pronouncements
     See  Note  4,  Goodwill  and  Other  Intangible  Assets.

     Effective fourth quarter fiscal 2001, the Company adopted new guidance issued by the Emerging Issues Task Force of the Financial Accounting Standards Board relative to EITF Issue No.00-14, "Accounting for Certain Sales Incentives" and EITF Issue No.00-22, "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No.00-14 requires the redemption of coupons for cash to be recognized as a reduction of revenue and EITF Issue No.00-22 requires the redemption of "points" for cash to be recognized as a reduction of revenue. The Company has complied with the requirements of this new guidance in the accompanying consolidated statements of operations. To be consistent with the fiscal 2002 presentation, approximately $17.1 million and $50.6 million of slot points expense and cash coupon redemptions, previously reported as marketing expenses, have been reclassified to promotional allowances for the three and nine months ended January 28, 2001, respectively.

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

     The Company uses derivative instruments to manage exposure to interest rate risks. The Company's objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. Isle of Capri's primary exposure to interest rate risk is associated with its Amended and Restated Senior Credit Facility and Isle-Black Hawk's Secured Credit Facility. The Company is hedging cash flows associated with forecasted transactions over the next three years. See Note 6.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  EARNINGS  PER  SHARE


The following table sets forth the computation of basic and diluted earnings per share:






                                                                     Three Months Ended                Nine Months Ended
                                                                     ------------------                -----------------

                                                                  January 27,    January 28,    January 27,   January 28,
                                                                     2002           2001           2002           2001
                                                                 -------------  -------------  -------------  ------------
                                                                                         (Unaudited)
                                                                         (In thousands, except per share data)
Numerator:
     Income (loss) before extraordinary item. . . . . . . . . .  $      8,082   $     (2,958)  $     24,371   $     17,247
     Extraordinary loss, net. . . . . . . . . . . . . . . . . .        (2,438)             -         (2,438)             -
                                                                 -------------  -------------  -------------  ------------
     Net income (loss). . . . . . . . . . . . . . . . . . . . .         5,644         (2,958)        21,933         17,247
     Numerator for basic earnings (loss) per share - income
          (loss) available to common stockholders . . . . . . .         5,644         (2,958)        21,933         17,247
     Effect of diluted securities.. . . . . . . . . . . . . . .             -              -              -              -
                                                                 -------------  -------------  -------------  ------------
     Numerator for diluted earnings (loss) per share-
          income (loss) available to common stockholders after
               assumed conversions. . . . . . . . . . . . . . .  $      5,644   $     (2,958)  $     21,933   $     17,247
                                                                 =============  =============  =============  ============

Denominator:
     Denominator for basic earnings (loss) per share -
          weighted - average shares . . . . . . . . . . . . . .        27,750         29,903         28,107         30,271
     Effect of dilutive securities
          Employee stock options,  warrants
             and nonvested restricted stock . . . . . . . . . .         1,902              -          1,481          1,718
                                                                 -------------  -------------  -------------  ------------
     Dilutive potential common shares.. . . . . . . . . . . . .         1,902              -          1,481          1,718
                                                                 -------------  -------------  -------------  ------------
     Denominator for diluted earnings (loss) per share -
          adjusted weighted - average shares and
               assumed conversions. . . . . . . . . . . . . . .        29,652         29,903         29,588         31,989
                                                                 =============  =============  =============  ============

     BASIC EARNINGS (LOSS) PER SHARE
     Income (loss) before extraordinary item. . . . . . . . . .  $       0.29   $      (0.10)  $       0.87   $       0.57
     Extraordinary loss, net. . . . . . . . . . . . . . . . . .         (0.09)             -          (0.09)             -
                                                                 -------------  -------------  -------------  ------------
     Net income (loss). . . . . . . . . . . . . . . . . . . . .  $       0.20   $      (0.10)  $       0.78   $       0.57
                                                                 =============  =============  =============  ============

     DILUTED EARNINGS (LOSS) PER SHARE
     Income (loss) before extraordinary item. . . . . . . . . .  $       0.27   $      (0.10)  $       0.82   $       0.54
     Extraordinary loss, net. . . . . . . . . . . . . . . . . .         (0.08)             -          (0.08)             -
                                                                 -------------  -------------  -------------  ------------
     Net income (loss). . . . . . . . . . . . . . . . . . . . .  $       0.19   $      (0.10)  $       0.74   $       0.54
                                                                 =============  =============  =============  ============


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






4.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Goodwill reflects the excess purchase price the Company paid in acquiring the net identifiable tangible and intangible assets of St. Charles Gaming
Company, Inc. ("SCGC"), Grand Palais Riverboat, Inc. ("GPRI"), Louisiana Riverboat Gaming Partnership ("LRGP"), Lady Luck and subsidiaries, BRDC, Inc., IOC Boonville, Inc. f/k/a Davis Gaming Boonville, Inc. ("Isle-Boonville"), Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport. Other intangible assets principally represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of SCGC, GPRI and LRGP, which are deemed to have indefinite lives.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142,
"Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. The Company has elected early adoption and has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002.

     For the nine months ended January 27, 2002, goodwill and other intangible assets increased by $11.4 million due to the recording of the final purchase accounting adjustments for Lady Luck Las Vegas and Rhythm City-Davenport.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS  (CONTINUED)

     The following table sets forth the pro forma effect of adoption of Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets":





                                                                         Three Months Ended             Nine Months Ended
                                                                         ------------------            -------------------
                                                            January 27,                    January 28,      January 27,
                                                                2002                          2001              2002
                                               --------------------------------------  -------------------  ------------
                                                                          (Unaudited)
                                                             (In thousands, except per share data)
Income (loss) before extraordinary item . . .  $                                8,082  $           (2,958)  $     24,371
Reported net income (loss). . . . . . . . . .                                   5,644              (2,958)        21,933
Amortization expense, net of taxes. . . . . .                                       -               1,730              -
                                               --------------------------------------  -------------------  ------------
Adjusted net income (loss). . . . . . . . . .  $                                5,644  $           (1,228)  $     21,933
                                               ======================================  ===================  ============

Income (loss) per common share
    before extraordinary item:
    Basic.. . . . . . . . . . . . . . . . . .  $                                 0.29  $            (0.10)  $       0.87
    Diluted . . . . . . . . . . . . . . . . .  $                                 0.27  $            (0.10)  $       0.82
Reported net income (loss) per common share:
     Basic. . . . . . . . . . . . . . . . . .  $                                 0.20  $            (0.10)  $       0.78
     Diluted. . . . . . . . . . . . . . . . .  $                                 0.19  $            (0.10)  $       0.74
Adjusted net income (loss) per common share:
     Basic. . . . . . . . . . . . . . . . . .  $                                 0.20  $            (0.04)  $       0.78
     Diluted. . . . . . . . . . . . . . . . .  $                                 0.19  $            (0.04)  $       0.74




                                               January 28,
                                                   2001
                                               ------------
(Unaudited)
(In thousands, except per share data)
Income (loss) before extraordinary item . . .  $     17,247
Reported net income (loss). . . . . . . . . .        17,247
Amortization expense, net of taxes. . . . . .         6,858
                                               ------------
Adjusted net income (loss). . . . . . . . . .  $     24,105
                                               ============

Income (loss) per common share
    before extraordinary item:
    Basic.. . . . . . . . . . . . . . . . . .  $       0.57
    Diluted . . . . . . . . . . . . . . . . .  $       0.54
Reported net income (loss) per common share:
     Basic. . . . . . . . . . . . . . . . . .  $       0.57
     Diluted. . . . . . . . . . . . . . . . .  $       0.54
Adjusted net income (loss) per common share:
     Basic. . . . . . . . . . . . . . . . . .  $       0.80
     Diluted. . . . . . . . . . . . . . . . .  $       0.75




5.  RESTRICTED  CASH

     Restricted cash consists primarily of a certificate of deposit in the amount of $1.0 million for the construction escrow related to the development of Isle-Boonville, workers' compensation in the amount of $0.5 million and various other deposits totaling $2.2 million.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:










                                                                                January 27,   April 29,
                                                                                    2002         2001
                                                                                ------------  ----------
                                                                                     (In thousands)
8.75 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .  $    390,000  $  390,000
Senior Credit Facility (described below):
   Variable rate term loans. . . . . . . . . . . . . . . . . . . . . . . . . .       496,809     461,250
   Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49,000      93,000
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C., due
   August 2004; non-recourse to Isle of Capri Casinos, Inc. (described below).             -      75,000
Isle-Black Hawk Secured Credit Facility, non-recourse to Isle of Capri
   Casinos, Inc. (described below):
   Variable rate term loans. . . . . . . . . . . . . . . . . . . . . . . . . .        80,000           -
   Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,600           -
Variable rate TIF Bonds due to City of Bettendorf (described below). . . . . .         6,220       6,493
12.5 % note payable, due in monthly installments of $125,000, including
   interest, beginning October 1997 through October 2005.. . . . . . . . . . .         4,315       4,999
8 % note payable, due in monthly installments of $66,667, including interest,
   through July 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           327         888
8 % note payable, due in monthly installments of $11,365, including interest,
   through December 2015 . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,135       1,168
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,409       6,323
                                                                                ------------  ----------
                                                                                   1,034,815   1,039,121
Less: current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,959      20,936
                                                                                ------------  ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    998,856  $1,018,185
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

     On June 18, 2001, Isle of Capri exercised an option under its existing $600.0 million Amended and Restated Credit Agreement to add $50.0 million of additional term loans under the same terms, conditions and covenants. The additional amounts under the term loan portion of the facility are as follows:





  Tranche B.   $26,667
  Tranche C.    23,333
               -------
     Total..   $50,000
               =======



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

     The Company entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of the floating rate term loans to a fixed-rate basis. The notional value of the swaps, which were designated as cash flow hedges, was $200.0 million. For the three and nine months ended January 27, 2002, other comprehensive income (loss) included $.7 million and ($4.1) million, respectively for changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms, is recorded in other accrued long-term liabilities in the accompanying balance sheet. There was no effect on income related to hedge ineffectiveness.

     The Amended and Restated Senior Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of January 27, 2002. The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding
Casino  America  of  Colorado,  Inc.,  Isle-Black  Hawk, and their subsidiaries.

     At January 27, 2002, $49.0 million was outstanding under the revolving credit agreement. The outstanding amounts under the term loan portion of the facility at January 27, 2002 were (in thousands):




  Tranche A.  $ 78,750
  Tranche B.   222,965
  Tranche C.   195,094
              --------
     Total..  $496,809
              ========




13%  First  Mortgage  Notes

     On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes ("First Mortgage Notes") with contingent interest, due August 31, 2004, that was non-recourse debt to the Isle of Capri Casinos. Interest on the First Mortgage Notes was payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest was payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture governing the First Mortgage Notes). Every six months Isle-Black Hawk has been required to pay contingent interest in accordance with the Indenture. The amount of contingent interest expense recorded for the three and nine months ended January 27, 2002 totaled $0.2 million and $1.0 million, respectively. The amount of contingent interest expense recorded for the three and nine months ended January 28, 2001 totaled $0.4 million and $1.0 million, respectively.

     On August 16, 2001, as required by the Indenture, Isle-Black Hawk offered to purchase for cash up to $4.2 million principal amount of First Mortgage Notes at a price of $1,010 per $1,000 principal

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  LONG-TERM  DEBT  (CONTINUED)

amount, plus interest accrued up to, but not including, the payment date in accordance with the terms of the Indenture. None of the First Mortgage Notes were tendered for purchase. Isle-Black Hawk was required to make an offer based upon excess cash flow, as defined, every year during the term of the First Mortgage Notes.

     On December 18, 2001, Isle-Black Hawk redeemed all of its outstanding 13% First Mortgage Notes in the principal amount of $75.0 million. The redemption price of the First Mortgage Notes was 106.500% of the principal amount plus accrued and unpaid interest to the date of redemption, equaling a redemption price of $1,065 for each $1,000 principal amount of Notes, plus accrued and unpaid interest. Isle of Capri recorded a $2.4 million extraordinary loss, net of taxes of $1.4 million during the three months ended January 27, 2002 relating to the extinguishment of the First Mortgage Notes resulting from early payment premiums and the write-off of previously recorded debt acquisition costs.

Isle-Black  Hawk  Secured  Credit  Facility

     On November 16, 2001 Isle-Black Hawk entered into a $90.0 million secured credit facility (the "Secured Credit Facility"), that is non-recourse debt to the Isle of Capri, primarily for the purpose of funding the redemption of the 13% First Mortgage Notes. The Secured Credit Facility provides for a $10.0 million revolving credit facility, a $40.0 million Tranche A term loan maturing on November 16, 2005 and a $40.0 million Tranche B term loan maturing on November 16, 2006.

     Isle-Black Hawk is required to make quarterly principal payments on the term loan portions of the Secured Credit Facility that will commence in March 2002. Such payments on the Tranche A term loan initially will be $2.0 million per quarter with scheduled increases to $2.5 million per quarter commencing March 2003 and to $3.0 million per quarter commencing March 2005. Such payments on the Tranche B term loan initially will be $0.1 million per quarter with a scheduled increase to $9.6 million per quarter commencing March 2006.

     At the Company's option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of .5 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50%, or
(2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. At the Company's option, the Tranche B term loan may bear interest at (1) the highest of .5 of 1% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 4.00%. Within 90 days of the loan closing, Isle-Black Hawk is required to enter into interest rate swap agreements that effectively convert $40.0 million of the floating rate term loans to a fixed rate basis. See Note 14.

     The Secured Credit Facility provides for certain covenants, including those of a financial nature. Isle-Black Hawk was in compliance with these covenants as of January 27, 2002. The Secured Credit Facility is secured by liens on the Isle-Black Hawk's assets.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  LONG-TERM  DEBT  (CONTINUED)

     At January 27, 2002, $1.6 million was outstanding under the revolving credit agreement. The outstanding amounts under the term loan portion of the facility at January 27, 2002 were (in thousands):





  Tranche A.  $40,000
  Tranche B.   40,000
              -------
     Total..  $80,000
              =======




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

Other

     Isle of Capri has $2.5 million available in bank lines of credit other than the Senior Credit Facility and Isle-Black Hawk Secured Credit Facility. As of January 27, 2002, Isle of Capri had no outstanding balances under these lines of credit.

     Isle-Black Hawk obtained a letter of credit, as a requirement to guarantee the City of Black Hawk (the "City") improvements according to the subdivision improvement agreement with the City. The letter of credit, totaling $0.4 million and insured by $0.2 million of restricted cash, can be drawn upon by the City for repair on the public improvements during the one-year warranty period ending February 2002.

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in our favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The plaintiffs have amended the petition and continue to pursue this matter. The Company intends to vigorously defend this suit. In addition, a similar action was recently filed against the Municipality of Bossier City, challenging the validity of its contracts with LRGP and other casinos. Exceptions have been filed requiring joinder of all interested parties, including LRGP. The Company believes the claims are without merit and to continue to vigorously defend this suit along with the other interested parties.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately $2.1 billion drachma (which was approximately $5.3 million as of January 27, 2002 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. The court granted summary judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter. Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. The Company believes the claims against the Company to be without merit and we intend to continue vigorously defending the claims asserted in this action.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONTINGENCIES  (CONTINUED)

     Isle of Capri is currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property located in Lula, Mississippi that was purchased by the Company. The claimant is seeking payments based upon a percentage of gross revenue generated by the Company's Lula, Mississippi facility. The Company disputes this claim and believes that its responsibility is currently limited to payments that are fixed in amount. An arbitration proceeding was held in January 2002 and the Company is awaiting a decision.

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

8.     BUSINESS  INTERRUPTION  INSURANCE  RECOVERIES

     During the three and nine months ended January 27, 2002, Isle of Capri recorded $2.4 million and $4.1 million, respectively, in business interruption insurance proceeds. These amounts are recorded in the Consolidated Statements of Operations in the line item "Marketing and Administrative Operating Expenses." All of the business interruption insurance proceeds relate to the flooding of the Mississippi River that closed Isle-Marquette from April 18, 2001 through May 2, 2001 and Rhythm City-Davenport from April 18, 2001 through May 20, 2001.

9.  PREOPENING  EXPENSES

     For the three and nine months ended January 27, 2002, preopening expenses of $2.3 million and $3.9 million, respectively, represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Boonville on December 6, 2001.

10.  OTHER  CHARGES

     For the three and nine months ended January 28, 2001, other charges of $4.3 million include a $2.9 million loss due to the termination of the joint venture as a result of Bankruptcy Court filings by Commodore Holdings, Ltd., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture, and the $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  EXTRAORDINARY  ITEM

     The Company incurred a pre-tax extraordinary loss totaling $3.9 million for the three and nine months ended January 27, 2002. This loss is associated with the extinguishment of debt, related to the refinancing of Isle-Black Hawk's $75.0 million 13% First Mortgage Notes on December 18, 2001. This loss included early payment premiums, as well as the write-off of debt acquisition costs. The tax benefit from the extraordinary loss for the three and nine months ended January 27, 2002, was approximately $1.4 million.

12.  STOCK  REPURCHASE  PROGRAM

     In November 2000, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company's outstanding common stock. In January 2001, the Board of Directors approved an additional 1.5 million shares under the stock repurchase program. In October 2001, the Board of Directors resolved that the Company buy up to $25.0 million of stock in the Corporation even if the total number of shares to be purchased exceeds the 3.0 million shares previously authorized by the board. As of January 27, 2002, a total of 3.0 million shares of common stock had been repurchased at a total cost of $24.7 million.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

     Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390.0 million 8.75% Senior Subordinated Notes due 2009 and the payment of all obligations due under the Amended and Restated Senior Credit Facility due March 2007. The following tables present the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three and nine months ended January 27, 2002 and January 28, 2001 and balance sheets as of January 27, 2002 and April 29, 2001.



                                                ISLE OF CAPRI CASINOS, INC.
                            CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR, AND PARENT COMPANY
                                                     FINANCIAL INFORMATION
                               AS OF JANUARY 27, 2002 (UNAUDITED) AND APRIL 29, 2001 AND FOR
                           THE THREE AND NINE MONTHS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001
                                                        (UNAUDITED)
                                                       (IN THOUSANDS)
                                                                                 (b)
                                             Isle of Capri        (a)         Non-Wholly
                                             Casinos, Inc.       Wholly          Owned       Consolidating
                                               Guarantor         Owned           Non-             and        Isle of Capri
                                                (Parent        Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                               Obligor)       Subsidiaries   Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  -------------  ---------------  --------------
As of January 27, 2002
Balance Sheet
------------------------------------------
Current assets . . . . . . . . . . . . . .  $         2,420  $      100,019  $       9,703  $            -   $      112,142
Intercompany receivables . . . . . . . . .          907,247          87,922              3        (995,172)               -
Investments in subsidiaries. . . . . . . .          252,478         275,405              -        (526,789)           1,094
Property and equipment, net. . . . . . . .            2,047         788,338        103,539               -          893,924
Other assets . . . . . . . . . . . . . . .           18,244         377,524          2,363               -          398,131
                                            ---------------  --------------  -------------  ---------------  --------------
Total assets.. . . . . . . . . . . . . . .  $     1,182,436  $    1,629,208  $     115,608  $   (1,521,961)  $    1,405,291
                                            ===============  ==============  =============  ===============  ==============

Current liabilities. . . . . . . . . . . .  $        61,520  $      109,591  $      22,485  $            -   $      193,596
Intercompany payables. . . . . . . . . . .           23,891         969,843          1,440        (995,174)               -
Long-term debt,
   less current maturities.. . . . . . . .          912,804          13,666         72,386               -          998,856
Deferred income taxes. . . . . . . . . . .              491           9,790              -               -           10,281
Other accrued liabilities. . . . . . . . .            6,461           9,736              -               -           16,197
Minority interest. . . . . . . . . . . . .                -               -              -           9,092            9,092
Stockholders' equity . . . . . . . . . . .          177,269         516,582         19,297        (535,879)         177,269
                                            ---------------  --------------  -------------  ---------------  --------------
Total liabilities and stockholders' equity  $     1,182,436  $    1,629,208  $     115,608  $   (1,521,961)  $    1,405,291
                                            ===============  ==============  =============  ===============  ==============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.  Consolidating Condensed Financial Information (Continued)

                                                                                   (b)
                                           Isle of Capri          (a)          Non-Wholly
                                               Casinos, Inc.       Wholly          Owned        Consolidating
                                                 Guarantor         Owned            Non-             and         Isle of Capri
                                                  (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                 Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                              ---------------  --------------  --------------  ---------------  ---------------
For the Three Months Ended January 27, 2002
Statement of Operations
--------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . . .  $            -   $     228,674   $      27,030   $            -   $      255,704
Rooms, food, beverage and other. . . . . . .              12          49,376           5,127                -           54,515
                                              ---------------  --------------  --------------  ---------------  ---------------
Gross revenues . . . . . . . . . . . . . . .              12         278,050          32,157                -          310,219
Less promotional allowances. . . . . . . . .               -          42,414           5,670                -           48,084
                                              ---------------  --------------  --------------  ---------------  ---------------
Net revenues . . . . . . . . . . . . . . . .              12         235,636          26,487                -          262,135

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . . .               -          47,001           4,079                -           51,080
Gaming taxes . . . . . . . . . . . . . . . .               -          50,578           5,326                -           55,904
Rooms, food, beverage and other. . . . . . .           4,016          88,607           7,975                -          100,598
Management fee expense (revenue).. . . . . .          (6,252)          5,072           1,180                -                -
Depreciation and amortization. . . . . . . .             161          17,390           1,096                -           18,647
                                              ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . .          (2,075)        208,648          19,656                -          226,229
                                              ---------------  -------------   -------------   --------------  ----------------
Operating income.. . . . . . . . . . . . . .           2,087          26,988           6,831                -           35,906
Gain on disposal of asset. . . . . . . . . .               -               -               -                -                -
Interest expense . . . . . . . . . . . . . .         (19,492)        (21,389)         (2,294)          22,042          (21,133)
Interest income. . . . . . . . . . . . . . .          21,107           1,025              23          (22,042)             113
Minority interest. . . . . . . . . . . . . .               -               -               -           (1,962)          (1,962)
Equity in income of
    unconsolidated joint venture.. . . . . .           5,354           6,412               -          (11,766)               -
                                              ---------------  --------------  --------------  ---------------  ---------------

Income before income taxes and
    extraordinary item.. . . . . . . . . . .           9,056          13,036           4,560          (13,728)          12,924
Income tax provision . . . . . . . . . . . .           4,842               -               -                -            4,842
                                              ---------------  --------------  --------------  ---------------  ---------------
Income before extraordinary item.. . . . . .           4,214          13,036           4,560          (13,728)           8,082
Extraordinary loss on extinguishment of
    debt, net of tax . . . . . . . . . . . .               -               -          (6,769)           4,331           (2,438)
                                              ---------------  --------------  --------------  ---------------  ----------------
Net income (loss). . . . . . . . . . . . . .  $        4,214   $      13,036   $      (2,209)  $       (9,397)  $        5,644
                                              ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.  Consolidating Condensed Financial Information (Continued)


                                                                                    (b)
                                           Isle of Capri          (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Nine Months Ended January 27, 2002
Statement of Operations
-------------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . . .  $            -   $     688,125   $      82,865   $            -   $      770,990
Rooms, food, beverage and other . . . . . .             329         152,923          15,706                -          168,958
                                             ---------------  --------------  --------------  ---------------  ---------------
Gross revenues. . . . . . . . . . . . . . .             329         841,048          98,571                -          939,948
Less promotional allowances.. . . . . . . .               -         137,214          17,157                -          154,371
                                             ---------------  --------------  --------------  ---------------  ---------------
Net revenues. . . . . . . . . . . . . . . .             329         703,834          81,414                -          785,577

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . .               -         139,931          12,088                -          152,019
Gaming taxes. . . . . . . . . . . . . . . .               -         148,946          16,334                -          165,280
Rooms, food, beverage and other.. . . . . .          11,791         267,614          24,937                -          304,342
Management fee expense (revenue). . . . . .         (19,057)         15,441           3,616                -                -
Depreciation and amortization . . . . . . .             584          49,393           3,106                -           53,083
                                             ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . .          (6,682)        621,325          60,081                -          674,724
                                             ---------------  --------------  --------------  ---------------  ---------------
Operating income. . . . . . . . . . . . . .           7,011          82,509          21,333                -          110,853
Gain on disposal of asset.. . . . . . . . .             125               -               -                -              125
Interest expense. . . . . . . . . . . . . .         (61,556)        (73,933)         (8,418)          75,777          (68,130)
Interest income.. . . . . . . . . . . . . .          73,067           3,185             166          (75,777)             641
Minority interest.. . . . . . . . . . . . .               -               -               -           (5,624)          (5,624)
Equity in income of
    unconsolidated joint venture. . . . . .          15,353          18,528               -          (33,881)               -
                                             ---------------  --------------  --------------  ---------------  ---------------

Income before income taxes and
    extraordinary item. . . . . . . . . . .          34,000          30,289          13,081          (39,505)          37,865
Income tax provision. . . . . . . . . . . .          13,494               -               -                -           13,494
                                             ---------------  --------------  --------------  ---------------  ---------------
Income before extraordinary item. . . . . .          20,506          30,289          13,081          (39,505)          24,371
Extraordinary loss on extinguishment of
    debt, net of tax. . . . . . . . . . . .               -               -          (6,769)           4,331           (2,438)
                                             ---------------  --------------  --------------  ---------------  ----------------
Net income. . . . . . . . . . . . . . . . .  $       20,506   $      30,289   $       6,312   $      (35,174)  $       21,933
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.  Consolidating Condensed Financial Information (Continued)



                                                                                   (b)
                                           Isle of Capri          (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Nine Months Ended January 27, 2002
Statement of Cash Flows
-------------------------------------------
Net cash provided by
operating activities. . . . . . . . . . . .  $       11,399   $     114,543   $      11,328   $      (34,559)  $      102,711
Net cash provided by (used in)
investing activities. . . . . . . . . . . .           3,255        (106,855)         (2,807)          24,584          (81,823)
Net cash used in
financing activities. . . . . . . . . . . .         (15,553)         (2,051)        (13,082)           9,975          (20,711)
                                             ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
cash equivalents. . . . . . . . . . . . . .            (899)          5,637          (4,561)               -              177
Cash and cash equivalents at
beginning of the period . . . . . . . . . .             159          58,908          13,042            4,550           76,659
                                             ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
end of the period . . . . . . . . . . . . .  $         (740)  $      64,545   $       8,481   $        4,550   $       76,836
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.  Consolidating Condensed Financial Information (Continued)





                                                                                (b)
                                         Isle of Capri          (a)          Non-Wholly
                                             Casinos, Inc.      Wholly          Owned       Consolidating
                                               Guarantor         Owned          Non-             and         Isle of Capri
                                                (Parent        Guarantor      Guarantor      Eliminating     Casinos, Inc.
                                               Obligor)      Subsidiaries   Subsidiaries       Entries       Consolidated
                                            ---------------  -------------  -------------  ---------------  ---------------
As of April 29, 2001
Balance Sheet
------------------------------------------
Current assets . . . . . . . . . . . . . .  $        14,606  $      92,445  $      14,407  $            -   $      121,458
Intercompany receivables . . . . . . . . .          858,629        130,130              3        (988,763)              (1)
Investments in subsidiaries. . . . . . . .          256,497        256,877              -        (513,335)              39
Property and equipment, net. . . . . . . .            1,714        766,777        103,677               -          872,168
Other assets . . . . . . . . . . . . . . .           33,350        352,746          3,147               -          389,243
                                            ---------------  -------------  -------------  ---------------  ---------------
Total assets.. . . . . . . . . . . . . . .  $     1,164,796  $   1,598,975  $     121,234  $   (1,502,098)  $    1,382,907
                                            ===============  =============  =============  ===============  ===============

Current liabilities. . . . . . . . . . . .  $        36,682  $     110,457  $      12,406  $           .-.  $      159,546
Intercompany payables. . . . . . . . . . .           23,884        962,691          2,188        (988,762)              (1)
Long-term debt,
   less current maturities.. . . . . . . .          926,750         15,279         76,156               -        1,018,185
Deferred income taxes. . . . . . . . . . .           11,434          4,129              -               -           15,563
Other accrued liabilities. . . . . . . . .                -          9,670              -               -            9,670
Minority interest. . . . . . . . . . . . .                -              -              -          13,902           13,902
Stockholders' equity . . . . . . . . . . .          166,046        496,749         30,484        (527,238)         166,041
                                            ---------------  -------------  -------------  ---------------  ---------------
Total liabilities and stockholders' equity  $     1,164,796  $   1,598,975  $     121,234  $   (1,502,098)  $    1,382,907
                                            ===============  =============  =============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.  Consolidating Condensed Financial Information (Continued)




                                                                                 (b)
                                           Isle of Capri          (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Three Months Ended January 28, 2001
Statement of Operations
-------------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . . .  $            -   $     204,642   $      24,559   $            -   $      229,201
Rooms, food, beverage and other . . . . . .              35          52,124           4,573                -           56,732
                                             ---------------  --------------  --------------  ---------------  ---------------
Gross revenues. . . . . . . . . . . . . . .              35         256,766          29,132                -          285,933
Less promotional allowances . . . . . . . .               -          43,726           4,699                -           48,425
                                             ---------------  --------------  --------------  ---------------  ---------------
Net revenues. . . . . . . . . . . . . . . .              35         213,040          24,433                -          237,508

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . .               -          46,767           3,840                -           50,607
Gaming taxes. . . . . . . . . . . . . . . .               -          41,563           4,879                -           46,442
Rooms, food, beverage and other . . . . . .           4,721          83,590           8,590                -           96,901
Management fee expense (revenue). . . . . .          (5,250)          4,182           1,068                -                -
Other charges . . . . . . . . . . . . . . .           2,867           1,409               -                -            4,276
Depreciation and amortization . . . . . . .             294          17,211           1,025                -           18,530
                                             ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . .           2,632         194,722          19,402                -          216,756
                                             ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss).. . . . . . . . . .          (2,597)         18,318           5,031                -           20,752
Interest income (expense), net. . . . . . .           1,428         (23,557)         (3,005)               -          (25,134)
Minority interest . . . . . . . . . . . . .               -               -               -           (1,282)          (1,282)
Equity in income (loss) of
    unconsolidated joint venture. . . . . .          (4,498)          5,395               -             (898)              (1)
                                             ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes.. . . . .          (5,667)            156           2,026           (2,180)          (5,665)
Income tax benefit. . . . . . . . . . . . .          (2,707)              -               -                -           (2,707)
                                             ---------------  --------------  --------------  ---------------  ---------------
Net income (loss).. . . . . . . . . . . . .  $       (2,960)  $         156   $       2,026   $       (2,180)  $       (2,958)
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.  Consolidating Condensed Financial Information (Continued)


                                                                                   (b)
                                           Isle of Capri          (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Nine Months Ended January 28, 2001
Statement of Operations
-------------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . . .  $            -   $     614,977   $      75,602   $            -   $      690,579
Rooms, food, beverage and other.. . . . . .             510         143,948          12,737                -          157,195
                                             ---------------  --------------  --------------  ---------------  ---------------
Gross revenues. . . . . . . . . . . . . . .             510         758,925          88,339                -          847,774
Less pomotional allowances. . . . . . . . .               -         126,500          14,305                -          140,805
                                             ---------------  --------------  --------------  ---------------  ---------------
Net revenues. . . . . . . . . . . . . . . .             510         632,425          74,034                -          706,969

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . .               -         128,600          11,162                -          139,762
Gaming taxes. . . . . . . . . . . . . . . .               -         123,114          14,939                -          138,053
Rooms, food, beverage and other.. . . . . .          13,451         232,884          23,984                -          270,319
Management fee expense (revenue). . . . . .         (16,203)         12,968           3,235                -                -
Other charges.. . . . . . . . . . . . . . .           2,867           1,409               -                -            4,276
Depreciation and amortization.. . . . . . .             868          46,380           2,400                -           49,648
                                             ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . .             983         545,355          55,720                -          602,058
                                             ---------------  --------------  --------------  ---------------  ---------------

Operating income (loss) . . . . . . . . . .            (473)         87,070          18,314                -          104,911
Gain on sale of assets. . . . . . . . . . .               -             271               -                -              271
Interest income (expense), net. . . . . . .           3,007         (63,818)         (8,447)               -          (69,258)
Minority interest.. . . . . . . . . . . . .               -               -               -           (4,241)          (4,241)
Equity in income (loss) of
    unconsolidated joint venture. . . . . .          29,033          35,037               -          (64,180)            (110)
                                             ---------------  --------------  --------------  ---------------  ---------------
Income before income taxes. . . . . . . . .          31,567          58,560           9,867          (68,421)          31,573
Income tax provision. . . . . . . . . . . .          14,326               -               -                -           14,326
                                             ---------------  --------------  --------------  ---------------  ---------------
Net income .. . . . . . . . . . . . . . . .  $       17,241   $      58,560   $       9,867   $      (68,421)  $       17,247
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.  Consolidating Condensed Financial Information (Continued)



                                                                                   (b)
                                           Isle of Capri          (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Nine Months Ended January 28, 2001
Statement of Cash Flows

Net cash provided by (used in)
operating activities. . . . . . . . . . . .  $      (22,410)  $      97,754   $      12,911   $      (33,372)  $       54,883
Net cash used in
investing activities. . . . . . . . . . . .        (109,575)       (111,486)         (7,937)          33,372         (195,626)
Net cash provided by (used in)
financing activities. . . . . . . . . . . .          53,274          (3,418)          1,319                -           51,175
                                             ---------------  --------------  --------------  ---------------   ---------------
Net increase (decrease) in cash and
cash equivalents. . . . . . . . . . . . . .         (78,711)        (17,150)          6,293                -          (89,568)
Cash and cash equivalents at
beginning of the period.. . . . . . . . . .          78,945          82,514           6,513                -          167,972
                                             ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
end of the period.. . . . . . . . . . . . .  $          234   $      65,364   $      12,806   $            -   $       78,404
                                             ===============  ==============  ==============  ===============  ===============





(a)     Certain of the Company's wholly-owned subsidiaries are guarantors on the
8.75 % Senior Subordinated Notes and the Amended and Restated Senior Credit Facility, including the following: Isle-Biloxi, Isle-Vicksburg, Isle-Tunica, Isle-Bossier City, Isle-Lake Charles and Pompano Park Inc., Isle-Natchez, Isle-Lula, Isle-Bettendorf, and Isle-Marquette became guarantors as of March 2, 2000, the date of the acquisition. Isle-Boonville, Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport became guarantors as of the dates of their respective acquisitions.

(b)     The  following  non-wholly-owned  subsidiaries are not guarantors on the
8.75  %  Senior  Subordinated  Notes  or  the Amended and Restated Senior Credit
Facility: Isle of Capri Black Hawk L.L.C. and Isle of Capri Black Hawk Capital Corp.

                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.  SUBSEQUENT  EVENTS

     In the fourth quarter of fiscal 2002, Isle-Black Hawk entered into three interest rate swap agreements that effectively convert $40.0 million of its floating rate debt to a fixed-rate basis for the next three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes and the other financial information in this report.

     The following discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements concerning the effects of increased competition in the Company's markets, the effects of regulatory and legislative matters, the Company's plans to make capital investments at its facilities, including, without limitation, the expansion of amenities at all facilities are forward looking statements. Although the Company believes that the expectations are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Actual results may vary materially from those expected. Important factors that could cause actual results to differ with respect to the Company's planned capital expenditures principally include a lack of available capital resources, construction and development risks such as shortages of materials or labor, and unforeseen delays resulting from a failure to obtain necessary approvals. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

GENERAL

     Isle of Capri's results of operations for the three and nine months ended January 27, 2002 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Tunica, the Isle-Lula, the Isle-Kansas City, the Isle-Black Hawk, the Isle-Bettendorf, Rhythm City-Davenport, the Isle-Marquette, Lady Luck Las Vegas and Pompano Park. Results also include the Isle-Boonville subsequent to its opening on December 6, 2001.

     Isle of Capri's results of operations for the three and nine months ended January 28, 2001 reflect the consolidated operations of all of Isle of Capri's subsidiaries, including the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Tunica, the Isle-Lula the Isle-Black Hawk, the Isle-Bettendorf, and the Isle-Marquette. Results also include the Isle-Kansas City subsequent to its purchase on June 6, 2000, Lady Luck Las Vegas subsequent to its purchase on September 12, 2000 and Rhythm City-Davenport subsequent to its purchase on October 10, 2000.

     Isle of Capri believes that its historical results of operations may not be indicative of its future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of Isle of Capri's markets, as new casinos open and existing casinos add to or enhance their facilities.

     Through the third quarter, the Isle-Tunica and Lady Luck Las Vegas continued to produce negative EBITDA results. The company is currently reviewing its options for these properties and has retained an advisor to assist in this assessment. It is possible that a significant impairment loss would be required to be recorded in accordance with the Financial Accounting Standards Board Statement Number 121:"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the fourth fiscal quarter.

RESULTS  OF  OPERATIONS

Three Fiscal Months Ended January 27, 2002 Compared to Three Fiscal Months Ended January 28, 2001

     Gross revenue for the quarter ended January 27, 2002 was $310.2 million, which included $255.7 million of casino revenue, $11.6 million of rooms revenue, $7.0 million of pari-mutuel commissions and $35.9 million of food, beverage and other revenue. This compares to gross revenue for the prior year quarter ended January 28, 2001 of $285.9 million, which included $229.2 million of casino revenue, $13.4 million of rooms revenue, $6.1 million of pari-mutuel commissions and $37.3 million of food, beverage and other revenue.

     Casino revenue increased $26.5 million or 11.6% primarily as a result of the opening of the Isle-Boonville in December 2001 and due to improved revenue from the Isle-Kansas City which was still under renovation during a portion of the prior year quarter resulting in lower revenues for that quarter. Casino revenue also increased due to improvements at Isle-Bettendorf and Isle-Lula, partially offset by decreases at the Isle-Bossier and Lady Luck Las Vegas due to additional competition in Bossier City and reduced travel to Las Vegas. Room revenue decreased $1.8 million or 13.3% due to lower occupancy levels, primarily at Lady Luck Las Vegas and Isle-Bossier City. Food, beverage and other revenue decreased by $1.4 million or 3.6% primarily due to a decline in other revenues which includes gift shop and other miscellaneous revenues.

     Casino operating expenses for the quarter ended January 27, 2002 totaled $51.1 million, or 20.0% of casino revenue, versus $50.6 million, or 22.1% of casino revenue, for the quarter ended January 28, 2001. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is primarily attributable to the Isle-Boonville which opened in December 2001 as well as improved casino revenue. However, the decrease in casino operating expenses as a percentage of casino revenue is related to cost containment programs at the properties as well as efficiencies achieved through standardization.

     For the quarter ended January 27, 2002, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $55.9 million, or 21.9% of casino revenue, compared to $46.4 million, or 20.3% of casino revenues for the three months ended January 28, 2001, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. Legislation was passed April 1, 2001 that allowed Louisiana riverboats which had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5% for Isle-Lake Charles. The legislation increased the gaming tax for Isle-Bossier City by 1% each year until 21.5% is reached.

     Operating expenses for the quarter ended January 27, 2002 also included room expenses of $2.8 million or 24.1% of room revenue from the hotels at the Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Bossier City, Isle-Lake Charles, Isle-Tunica, Isle-Lula, Isle-Black Hawk, Isle-Bettendorf, Rhythm City-Davenport, Isle-Marquette and Lady Luck Las Vegas compared to $3.1 million or 23.4% of room revenue for the quarter ended January 28, 2001. The decrease in room expenses is consistent with the decline in room revenue. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     Food, beverage and other expenses totaled $8.7 million for the quarter ended January 27, 2002, compared to $8.2 million for the quarter ended January 28, 2001. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased to 24.3% for the quarter ended January 27, 2002 from 22.0% for the quarter ending January 28, 2001. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have increased primarily as a result of the opening of the Isle-Boonville in December 2001 and continued expansion of the original Isle facilities.

     Marine and facilities expenses totaled $16.4 million for the quarter ended January 27, 2002, versus $16.8 million for the quarter ended January 28, 2001. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have decreased primarily due to lower costs at the Isle-Bossier City and Isle-Lake Charles.

     Marketing and administrative expenses totaled $65.5 million, or 25.0% of net revenue, for the quarter ended January 27, 2002, versus $64.4 million, or 27.1% of net revenue, for the quarter ended January 28, 2001. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. These expenses are lower because the current quarter expense is net of business interruption insurance proceeds for partial settlements of $2.2 million for Rhythm City-Davenport and $0.2 million for Isle-Marquette related to flooding which had occurred at those properties.

     Preopening expenses of $2.3 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Boonville in December 2001.

     Results of operations for the quarter ended January 28, 2001 included a loss on joint venture and contract buyout totaling $4.3 million. This includes a $2.9 million loss due to the termination of the joint venture as a result of Bankruptcy Court filings by Commodore Holdings, LTD., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture, and the $1.4 million buyout of the Crowne Plaza license.

     Depreciation and amortization expense was $18.6 million for the quarter ended January 27, 2002 and $18.5 million for the quarter ended January 28, 2001. Depreciation expense increased by $4.0 million compared to the prior year quarter consistent with an increase in fixed assets placed into service or acquired. This increase was offset by a decrease in amortization of goodwill of $3.9 million which occurred due to the Company's early adoption of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," at the beginning of the first quarter of 2002.

     Interest expense was $21.1 million for the quarter ended January 27, 2002, net of capitalized interest of $0.5 million versus $25.6 million for the quarter ended January 28, 2001 net of capitalized interest of $0.3 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $2.3 million related to Isle-Black Hawk is included in interest expense in the quarter ended January 27, 2002. This compares to interest expense of $3.0 million for the quarter ended January 28, 2001.

     Isle of Capri's effective tax rate was 37.5% for the quarter ended January 27, 2002 compared to 47.8% for the quarter ended January 28, 2001. The decline in the effective tax rate is primarily a result of the Company's early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as discussed above.

     On December 18, 2001, Isle-Black Hawk redeemed all of its outstanding 13% First Mortgage Notes in the principal amount of $75.0 million. A net extraordinary loss of $2.4 million was recorded by the Isle of Capri for the extinguishment of the First Mortgage Notes related to early payment premiums and the write-off of debt acquisition costs.


Nine Fiscal Months Ended January 27, 2002 Compared to Nine Fiscal Months Ended January 28, 2001

     Gross revenue for the nine months ended January 27, 2002 was $940.0 million, which included $771.0 million of casino revenue, $41.6 million of rooms revenue, $15.4 million of pari-mutuel commissions and $112.0 million of food, beverage and other revenue. This compares to gross revenue for the nine months ended January 28, 2001 of $847.8 million, which included $690.6 million of casino revenue, $35.4 million of rooms revenue, $14.1 million of pari-mutuel commissions and $107.7 million of food, beverage and other revenue.

     Casino revenue increased $80.4 million or 11.6% primarily as a result of a full nine months of operations of the Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport and due to the revenue generated by the Isle-Boonville which opened in December 2001. Casino revenue also increased due to improvements made at Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica through the opening of new hotels at these properties in November 2000, in August 2000 and in November 2000, respectively, partially offset by decreases at the Isle-Bossier due to additional competition. Room revenue increased $6.2 million or 17.5% due to a full nine months of operations of the Lady Luck Las Vegas and Rhythm City-Davenport as well as the Isle-Lake Charles, Isle-Black Hawk and Isle-Tunica hotels that opened at these properties in November 2000, in August 2000 and in November 2000, respectively. Food, beverage and other revenue increased by $4.3 million or 4.0% as a result of a full nine months of operations of the Isle-Kansas City, Lady Luck Las Vegas and Rhythm City-Davenport partially offset by a decline in revenue at the Isle-Bossier due to additional competition.

     Casino operating expenses for the nine months ended January 27, 2002 totaled $152.0 million, or 19.7% of casino revenue, versus $139.8 million, or 20.2% of casino revenue, for the nine months ended January 28, 2001. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue.

     Operating expenses for the nine months ended January 27, 2002 also included room expenses of $9.6 million or 23.1% of room revenue from the hotels at the Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Bossier City, Isle-Lake Charles, Isle-Tunica, Isle-Lula, Isle-Black Hawk, Isle-Bettendorf, Rhythm City-Davenport, Isle-Marquette and Lady Luck Las Vegas compared to $8.2 million or 23.2% of room revenue for the nine months ended January 28, 2001. Operating expenses for the nine months ended January 28, 2001 did not include Lady Luck Las Vegas and Rhythm City-Davenport until they were acquired on September 12, 2000 and October 10, 2000, respectively. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the nine months ended January 27, 2002, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $165.3 million, or 21.4% of casino revenue, compared to $138.1 million, or 20.0% of casino revenues for the nine months ended January 28, 2001, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. For the nine months ended January 28, 2001, state and local gaming taxes were paid in Louisiana, Mississippi and Colorado, for the full period; in Iowa for the full period for Isle-Bettendorf and Isle-Marquette and from the date of acquisition of Rhythm City-Davenport on October 10, 2000; in Nevada from the date of acquisition of Lady Luck Las Vegas on September 12, 2000; and Missouri from the date of acquisition of Isle-Kansas City on June 6, 2000. Legislation was passed April 1, 2001 that allowed Louisiana riverboats which had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5% for Isle-Lake Charles. The legislation increased the gaming tax for Isle-Bossier City by 1% each year until 21.5% is reached.

     Food, beverage and other expenses totaled $26.2 million for the nine months ended January 27, 2002 compared to $22.8 million for the nine months ended
January 28, 2001. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased to 23.4% for the nine months ended January 27, 2001 from 21.2% for the nine months ended January 28,
2001. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of the original Isle facilities.

     Marine and facilities expenses totaled $51.9 million for the nine months ended January 27, 2001 versus $45.9 million for the nine months ended January 28, 2001. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have increased as a result of the expansion in the number of properties operated by the Company.

     Marketing and administrative expenses totaled $201.8 million, or 25.7% of net revenue, for the nine months ended January 27, 2002, versus $182.9 million, or 25.9% of net revenue, for the nine months ended January 28, 2001. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the expansion in the number of properties operated by the Company. Marketing and administrative expenses for the nine months ended January 27, 2002 are net of business interruption proceeds of $3.4 million for Rhythm City-Davenport and $0.7 million for Isle-Marquette.

     Preopening expenses of $3.9 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Boonville in December 2001.

     Depreciation and amortization expense was $53.1 million for the nine months ended January 27, 2002 and $49.6 million for the nine months ended January 28, 2001. Depreciation expense increased by $15.1 million compared to the prior year consistent with an increase in fixed assets placed into service or acquired. This increase was partially offset by a decrease in amortization of goodwill of $11.7 million which occurred due to the Company's early adoption of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," at the beginning of the first quarter 2002.

     Interest expense was $68.1 million for the nine months ended January 27, 2002, net of capitalized interest of $1.3 million versus $72.9 million for the nine months ended January 28, 2001, net of capitalized interest of $3.4 million. The lower interest expense is primarily the result of lower interest rates on the variable rate term loans. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $8.3 million related to Isle-Black Hawk is included in interest expense in the nine months ended January 27, 2002. This compares to interest expense of $8.1 million, net of capitalized interest of $0.7 million, for the nine months ended January 28, 2001.

     Isle of Capri's effective tax rate was 35.6% for the nine months ended January 27, 2002 compared to 45.4% for the nine months ended January 28, 2001. The decline in the effective tax rate is primarily a result of the Company's early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At January 27, 2002, Isle of Capri had cash and cash equivalents of $76.8 million compared to $76.7 million in cash and cash equivalents at April 29, 2001. The $0.1 million increase in cash is the net result of $102.7 million net cash provided by operating activities, $81.8 million net cash used in investing activities, and $20.7 million net cash used by financing activities.

     Isle of Capri invested $80.4 million in property and equipment during the nine months ended January 27, 2002 primarily for the development of Boonville and implementation of a company-wide slot enhancement program. Approximately $9.5 million was expended on maintenance capital expenditures. The following table reflects expenditures for property and equipment on major projects:




                                                                      ACTUAL                    PROJECTED
                                                         ------------------------------  -------------------
                                                     FISCAL YEAR         NINE MONTHS  THREE MONTHS      FISCAL YEAR
                                                    ENDED 4/29/01      ENDED 1/27/02   ENDING 4/28/02   ENDING 4/28/02
                                                   --------------      --------------  ---------------  ---------------
                                                                       COSTS ($IN MILLIONS)
                                                    ------------------------------------------------------------------
PROPERTY                    PROJECT
-----------------------  ------------------------------
Isle-Boonville. . . . .  Develop casino                  $         25.6  $          34.4  $       4.5   $38.9
Isle-Tunica . . . . . .  Construct hotel & 2 theaters              31.4              0.9            -     0.9
Lady Luck properties. .  Convert to Isle                           31.8              2.6            -     2.6
Isle-Lake Charles . . .  Construct hotel                           24.4              0.4            -     0.4
Isle-Black Hawk . . . .  Construct hotel                            7.1                -            -       -
Rhythm City - Davenport  Renovations                               17.5              1.6            -     1.6
Isle-Kansas City. . . .  Renovations                               12.6              1.5            -     1.5
Lady Luck Las Vegas . .  Renovations                                1.4              1.1          0.6     1.7
All . . . . . . . . . .  Slot program                                 -             28.4          6.6    35.0
All . . . . . . . . . .  Maintenance                                7.4              9.5         16.5    26.0
                                                         --------------  ---------------  -----------  ------
Total . . . . . . . . .                                  $        159.2  $          80.4  $      28.2  $108.6
                                                         ==============  ===============  ===========  ======










     During the nine months ended January 27, 2002 Isle of Capri used net cash of $20.7 million in financing activities. Isle borrowed $50.0 million under the "Greenshoe Option" in its term loans, which was used to reduce its Revolving Credit Facility. The Revolving Credit Facility is due March 2005 and is a variable rate debt instrument currently bearing interest at an average rate of 5.01%. Isle-Black Hawk borrowed $80.0 million under a new secured credit facility. Isle made principal payments on the Senior Credit Facility and other debt of $16.9 million and Isle-Black hawk redeemed $75.0 million in principal outstanding on its 13% First Mortgage Notes. Isle made net reductions to its line of credit of $42.4 million. Isle of Capri purchased 1,076,600 shares of its common stock at a total cost of $8.1 million and made cash distributions to a minority partner totaling $7.5 million.

     On May 3, 2000, Isle of Capri acquired Isle-Boonville and spent 19 months developing the casino project. The Company opened the facility December 6, 2001. The total expected investment in this casino project is approximately $71.0 million which includes the purchase price of $11.5 million, a portion of which was allocated to goodwill. Approximately $6.5 million of preopening and other expenditures were incurred. The project is substantially complete, and as of January 27, 2002, the Company had spent $66.5 million.

     Isle of Capri anticipates that up to $26.0 million in capital improvements will be made during fiscal 2002 to maintain its existing facilities and remain competitive in its markets and $35.0 million for its slot upgrade program. For the nine months ended January 27, 2002, Isle of Capri spent $9.5 million on maintenance capital improvements and $28.4 million on its slot upgrade program.

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

     On December 18, 2001, Isle-Black Hawk redeemed all of its outstanding 13% First Mortgage Notes in the principal amount of $75.0 million. The redemption price of the First Mortgage Notes was 106.5% of the principal amount plus accrued and unpaid interest to the date of redemption, equaling a redemption price of $1,065 for each $1,000 principal amount of Notes, plus accrued and unpaid interest. Isle of Capri recorded an extraordinary loss of $2.4 million, net of taxes of $1.4 million, during the three months ended January 27, 2002 on the extinguishment of the First Mortgage Notes related to early payment premiums and the write-off of debt acquisition costs.

     On November 16, 2001 Isle-Black Hawk entered into a $90.0 million Secured Credit Facility that is non-recourse debt to the Isle of Capri primarily for the purpose of funding the redemption of the 13% First Mortgage Notes. The Secured Credit Facility provides for a $10.0 million revolving credit facility, a $40.0 million Tranche A term loan maturing on November 16, 2005 and a $40.0 million Tranche B term loan maturing on November 16, 2006. Isle-Black Hawk is required to make quarterly principal payments on the term loan portions of the new credit facility that will commence in March 2002. Such payments on the Tranche A term loan initially will be $2.0 million per quarter with scheduled increases to $2.5 million per quarter commencing March 2003 and to $3.0 million per quarter commencing March 2005. Such payments on the Tranche B term loan initially will be $0.1 million per quarter with a scheduled increase to $9.6 million per quarter commencing March 2006.

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in our favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The plaintiffs have amended the petition and continue to pursue this matter. The Company intends to vigorously defend this suit. In addition, a similar action was recently filed against the Municipality of Bossier City, challenging the validity of its contracts with LRGP and other casinos. Exceptions have been filed requiring joinder of all interested parties, including LRGP. The Company believes the claims are without merit and to continue to vigorously defend this suit along with the other interested parties.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately $2.1 billion drachma (which was approximately $5.3 million as of January 27, 2002 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. The court granted summary judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter. Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against the Company to be without merit and we intend to continue vigorously defending the claims asserted in this action.

     We are currently involved in an arbitration proceeding concerning the amount of payments owed to a party which had an interest in property located in Lula, Mississippi that was purchased by the Company. The claimant is seeking payments based upon a percentage of gross revenue generated by the Company's Lula, Mississippi facility. The Company disputes this claim and believes that its responsibility is currently limited to payments that are fixed in amount. An arbitration proceeding was held in January 2002 and the Company is awaiting a decision.

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

ITEM  5.       OTHER  INFORMATION.

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.



          (a)     Documents Filed as Part of this Report.
                  ---------------------------------------

                  1..  Exhibits.
                      ----------

                       None.

                  2..  Reports on Form 8-K.
                       --------------------

                       During the quarter ended January 27, 2002, the Company filed the following reports on Form 8-K:

                       None.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  March  11,  2002      /s/  Rexford  A.  Yeisley
                             --------------------------
          Rexford  A.  Yeisley,  Chief  Financial  Officer
          (Principal  Financial  and  Accounting  Officer)

                                INDEX TO EXHIBITS

EXHIBIT  NUMBER     DESCRIPTION
---------------     -----------

None.