Form 10-K
period 2002-04-28
ISLE OF CAPRI CASINOS INC
filed 2002-07-05
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK  ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 28, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates1 of the Company is $237,850,600, based on the last reported sale price of $16.53 per share on June 14, 2002 on the NASDAQ Stock Market; multiplied by 14,389,026 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of June 14, 2002, the Company had a total of 28,736,377 shares of Common Stock outstanding (which excludes 3,106,640 shares held by us in treasury).

1 Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

                       DOCUMENT INCORPORATED BY REFERENCE:

             Document     Part of Form 10-K into which Incorporated
             --------     -----------------------------------------
Isle  of Capri Casinos, Inc.'s Definitive Proxy Statement for its Annual Meeting
            of Stockholders to be held October 8, 2002.     Part III

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-K
                                      INDEX

                                                                    PAGE
                                                                    ----

 PART I                                                                2
 ------

 ITEM 1.     BUSINESS                                                  2

 ITEM 2.     PROPERTIES                                              39

 ITEM 3.     LEGAL PROCEEDINGS                                       42

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     43

 PART II                                                             44
 -------

 ITEM 5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDERS'  MATTERS                                 44

 ITEM 6.     SELECTED FINANCIAL DATA                                45

 ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
             CONDITION  AND  RESULTS  OF  OPERATIONS                49

 ITEM 7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
             ABOUT  MARKET  RISK                                   61

 ITEM 8.     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS            62

 ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE               109

 PART III                                                         109
 --------
 ITEM 10.    DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT    109

 ITEM 11.    EXECUTIVE COMPENSATION                               109

 ITEM 12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT                                           109

 ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       109

 PART IV                                                          110
  ------

 ITEM 14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
             ON  FORM  8-K                                        110

 SIGNATURES                                                       111

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical or current facts included in this annual report of form 10-K or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use if forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("cautionary statements") are disclosed under "Risk Factors" and elsewhere in this annual report of form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report of form 10-K.

     We urge you to review carefully the section "Risk Factors" beginning on page 10 in this annual report of form 10-K for a more complete discussion of the risks of purchasing our common stock. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART  I
-------

ITEM  1.          BUSINESS.

OVERVIEW

     We were incorporated in Delaware in February 1990. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States. We wholly own and operate thirteen gaming facilities located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg, Natchez and Tunica, Mississippi; Kansas City and Boonville, Missouri; Bettendorf, Davenport and Marquette, Iowa; and Las Vegas, Nevada. We also own a 57% interest in and receive a management fee for operating a gaming facility in Black Hawk, Colorado. All but two of these gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. In addition, we wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida. For the twelve fiscal months ended April 28, 2002, we had total revenue of $1,085.3 million and EBITDA of $241.3 million.

COMPETITIVE  STRENGTHS

     Strong Brand Identity. All of our casino properties, with the exception of our Davenport and Las Vegas properties, operate under the "Isle of Capri" name, and the facilities were designed to incorporate our distinctive tropical island theme. Most of our gaming facilities contain similar amenities, including hotels, one or more of our trademark restaurants (Farraddays' fine dining restaurant, Calypso's buffet, and Tradewinds Marketplace), a Banana Cabana gift shop, an entertainment center for performances and meetings and ample parking. Each Isle of Capri branded facility also offers all customers membership in the Island Gold Players Club rewards program, which rewards loyal customers with Isle Gold points and complimentaries which can be redeemed at any of our properties by using our players club card. We believe our brand name conveys excitement, entertainment, consistent high-quality service and value to our customers.

     Standardized Quality and Services. We have developed and implemented standardized procedures for operating our casinos, hotels, restaurants and other non-gaming amenities, which has allowed us to fully and effectively integrate the eight properties we have developed or acquired during the past two years. We utilize management development and employee training programs to implement these procedures throughout our facilities, which we believe help us efficiently operate our facilities. This standardization encourages high quality service and provides our customers with a consistent experience.

     Superior Locations in Geographically Diverse Markets. We operate our gaming facilities in six states and thirteen distinct geographic markets, allowing us to maintain diverse sources of revenue and cash flow. Most of our gaming facilities are conveniently located near major highways. We have located our facilities so that, in most cases, they are either the first casino reached by customers arriving from major nearby cities or are within a cluster of facilities, allowing us to generate significant customer traffic.

     Substantial Capital Investment in Our Properties. We completed four years of expansion and acquisitions with the opening of the Isle-Boonville on December 6, 2001. During that time, we have grown from four to fourteen gaming facilities. The substantial investment in our properties over the past four years has improved the competitive position of many of our properties.

     Effective Utilization of Proprietary Database. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. To date, we have implemented the first and second phases of our Isle One marketing system. Phase I allows our customers to use our players club card at all of our properties other than the Lady Luck-Las Vegas. Phase II of our Isle One marketing system was implemented in May 2002, and includes our Isle Miles program which includes rewards through a partnership with Carnival Cruise Lines. These promotional programs are designed to reward customer loyalty and maintain high recognition of our "Isle of Capri" brand. As of April 28, 2002, our database contained approximately 4.6 million members, of whom approximately 1.3 million receive regular communications from us. We have effectively used our database to encourage repeat visits, increase customers' length of stay and improve our operating results.

     Experienced, Stable Management Team. We are an experienced gaming operator and opened our first gaming facility approximately ten years ago. Each member of our senior management team has been with us for at least six years and has extensive gaming or related industry experience.

CASINO  PROPERTIES

Here  is  an  overview  of  our existing casino properties as of April 28, 2002:





                               DATE OPENED OR  SLOT      TABLE  HOTEL  PARKING
PROPERTY. . . . . . . . . . .  ACQUIRED        MACHINES  GAMES  ROOMS  SPACES
-----------------------------  --------------  --------  -----  -----  -------

Louisiana
  Isle-Bossier City . . . . .  May 1994           1,139     34    530    2,005
  Isle-Lake Charles.. . . . .  July 1995          1,688     82    493    2,200
Mississippi
  Isle-Biloxi . . . . . . . .  August 1992        1,193     28    367    1,227
  Isle-Lula.. . . . . . . . .  March 2000         1,521     35    486    1,780
  Isle-Natchez. . . . . . . .  March 2000           708     13    143      908
  Isle-Tunica.. . . . . . . .  July 1999            895     13    227    1,772
  Isle-Vicksburg. . . . . . .  August 1993          770     24    122    1,100
Missouri
  Isle-Boonville. . . . . . .  Dec. 2001            909     28      -      884
  Isle-Kansas City. . . . . .  June 2000          1,104     25      -    2,054
Iowa
  Isle-Bettendorf.. . . . . .  March 2000         1,060     36    256    1,539
  Isle-Marquette. . . . . . .  March 2000           758     13     25      750
  Rhythm City-Davenport.. . .  Oct. 2000          1,017     19    191      984
Colorado
  Isle-Black Hawk (57% owned)  Dec. 1998          1,128     14    237    1,100
Nevada
  Lady Luck-Las Vegas . . . .  Sept. 2000           759     19    792      454


LOUISIANA

The  Isle-Bossier  City

     The Isle-Bossier City, which commenced operations in May 1994, is located on a 38-acre site along the Red River approximately one-quarter mile off Interstate 20, the main highway connecting Dallas/Ft. Worth, Texas to Bossier City/Shreveport, Louisiana. The property consists of a dockside casino offering 1,139 slot machines and 34 table games, a 305-room on-site deluxe hotel, a 225-room off-site hotel located approximately two miles from the casino, a 39,000 square foot land-based pavilion and entertainment center, and 2,005 parking spaces including approximately 900 spaces in an attached parking garage. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 77-seat Farraddays' restaurant, a 301-seat Calypso's buffet, a 30-seat Tradewinds Marketplace and Caribbean Cove, which features free live entertainment and can accommodate 563 customers.

     The Bossier City/Shreveport market consists of five dockside gaming facilities, which, in the aggregate, generated gaming revenues of approximately $806.1 million in calendar 2001. Among the other operators of dockside gaming facilities in this market are Harrah's Entertainment, Hollywood Casinos, Horseshoe Gaming, and Pinnacle Entertainment. Additionally, Louisiana Downs, a pari-mutuel facility located six miles east of the Isle-Bossier City, may develop a slot facility. Bossier City/Shreveport is the closest gaming market to the Dallas/Ft. Worth, Texas metropolitan area, which has a population of approximately 5.2 million and is located approximately 190 miles west of Bossier City/Shreveport. We believe that the Isle-Bossier City attracts customers primarily from the local area, northeastern Texas and the Dallas/Ft. Worth metropolitan area. Approximately 550,000 and 1.8 million people reside within 50 and 100 miles, respectively, of the Isle-Bossier City.

The  Isle-Lake  Charles

     The Isle-Lake Charles, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. The property consists of two dockside casinos offering 1,688 slot machines and 82 table games, a 252-room deluxe hotel, a separate 241-room hotel, a 105,000 square foot land-based pavilion and entertainment center, and 2,200 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 97-seat Farraddays' restaurant, a 360-seat Calypso's buffet, a 128-seat Tradewinds Marketplace, a 140-seat Kitt's Kitchen and Rum Mill, and Caribbean Cove, which features free live entertainment and can accommodate 180 customers. The pavilion also has a 14,750 square foot activity center comprised of a 1,100-seat special events center designed for live boxing, televised pay-per-view events, concerts, banquets and other events, meeting facilities and administrative offices.

     The Lake Charles market consists of two dockside gaming facilities (the other of which is operated by Harrah's Entertainment), a Native American casino and a pari-mutuel facility (which is operated by Boyd Gaming) that recently installed slot machines. In addition, the last remaining license in Louisiana was recently awarded to Pinnacle Entertainment for a new development. The two dockside gaming facilities, in the aggregate, generated gaming revenues of approximately $371.2 million in calendar 2001. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 4.7 million and is located approximately 140 miles west of Lake Charles. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 490,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Isle-Lake Charles.

MISSISSIPPI

The  Isle-Biloxi

     The Isle-Biloxi, which commenced operations in August 1992, is located on an eight-acre site at the eastern end of a cluster of facilities known as "Casino Row" in Biloxi, Mississippi and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90. The property consists of a dockside casino offering 1,193 slot machines and 28 table games, a 367-room hotel, a 119-seat Farraddays' restaurant, a 504-seat Calypso's buffet, a 50-seat Tradewinds Marketplace and Caribbean Cove, and an open-air lounge area that can accommodate 116 customers and 1,227 parking spaces. The pavilion and entertainment center offers a wide variety of non-gaming amenities, including a 119-seat Farraddays' restaurant, a 504-seat Calypso's buffet, a 50-seat Tradewinds Marketplace and Caribbean Cove, and an open-air lounge area that can accommodate 116 customers.

     The Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) is one of the largest gaming markets in the United States and consists of 12 dockside gaming facilities which, in the aggregate, generated gaming revenues of approximately $1.2 billion in calendar 2001. Among the other operators of dockside gaming facilities in this market are MGM Mirage, Park Place Entertainment, Penn National Gaming and Pinnacle Entertainment. The Mississippi Gulf Coast, a regional tourist destination, is the closest gaming market to the Mobile, Alabama metropolitan area, which has a population of approximately 540,000 and is located approximately 60 miles east of Biloxi. We believe that the Isle-Biloxi attracts customers from the local area, Alabama, Florida, Georgia and southeastern Louisiana, including New Orleans and Baton Rouge. Approximately 800,000 and 2.9 million people reside within 50 to 100 miles, respectively, of the Isle-Biloxi.

The  Isle-Lula

     The Isle-Lula, which was acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River from Mississippi to Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,521 slot machines and 35 table games, two on-site hotels with a total of 486 rooms, a land-based pavilion and entertainment center, and 1,780 parking spaces. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 100-seat Farraddays' restaurant, a 300-seat Calypso's buffet and a 48-seat Tradewinds Marketplace.

     The Isle-Lula is the only gaming facility in the Coahoma County, Mississippi market and generated gaming revenues of approximately $93.6 million in calendar 2001. The Isle-Lula is the closest gaming facility to the Little Rock, Arkansas metropolitan area, which has a population of approximately 580,000 and is located approximately 120 miles northwest of the property.
Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by 10 casinos in Tunica, Mississippi. Approximately 850,000 people reside within 150 miles of the property's primary target market.

The  Isle-Natchez

      The Isle-Natchez, which was acquired in March 2000, is located off of Highways 84 and 85 in western Mississippi. The property consists of a dockside casino offering 708 slot machines and 13 table games, a 143-room hotel located approximately one mile from the casino, an 85-seat Farraddays' restaurant, a 150-seat Calypso's buffet and 908 parking spaces.

     The Isle-Natchez is the only gaming facility in the Natchez market and generated gaming revenues of approximately $35.8 million in calendar 2001. We believe that the Isle-Natchez attracts customers primarily from among the 110,000 people residing within 50 miles of the Isle-Natchez.

The  Isle-Tunica

     The Isle-Tunica, which commenced operations in July 1999, is located off of U.S. Highway 61, the main thoroughfare connecting Memphis, Tennessee to Tunica, Mississippi. The property consists of a dockside casino offering 895 slot machines and 13 table games, a 227-room hotel, a 75-seat Farraddays' restaurant, a 180-seat Calypso's buffet, a 35-seat Tradewinds Marketplace, two live entertainment theatres and 1,772 parking places.

     The Tunica market consists of 10 dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $1.1 billion in calendar 2001. Among the other operators of dockside gaming facilities in this market are Boyd Gaming, Hollywood Casinos, Harrah's Entertainment, Horseshoe Gaming, Mandalay Resort Group and Park Place Entertainment. The Tunica market is the closest gaming market to the Memphis, Tennessee metropolitan area. We believe the Isle-Tunica attracts customers primarily from Memphis, which has a population of 1.1 million and is located approximately 40 miles north of the Isle-Tunica.

     On March 14, 2002, we announced that our Board of Directors authorized us to embark on plans to sell or otherwise dispose of the Isle-Tunica, as well as the Lady Luck-Las Vegas. During the fourth fiscal quarter of fiscal 2002, we recorded a pre-tax asset impairment charge of $59.2 million representing the difference between the Isle-Tunica's and the Lady Luck-Las Vegas' net book values and their estimated fair values less estimated costs to sell.

The  Isle-Vicksburg

     The Isle-Vicksburg, which commenced operations in August 1993, is located on an 18-acre site approximately one-mile north of Interstate 20, the main road connecting Jackson, Mississippi to Vicksburg, Mississippi. The property consists of a dockside casino offering 770 slot machines and 24 table games, a 122-room hotel, a 12,483 square foot land-based pavilion and entertainment center, 1,100 parking spaces and a 67-space recreational vehicle park, a 68-seat Farraddays' restaurant, a 340-seat Calypso's buffet, a Tradewinds Marketplace and live entertainment.

     The Vicksburg market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $232.7 million in calendar 2001. Among the other operators of dockside gaming facilities in this market are Alliance Gaming, Ameristar Casinos and Harrah's Entertainment. The Jackson metropolitan area is also served by a Native American gaming facility. Vicksburg is the closest gaming market to the Jackson, Mississippi metropolitan area, which has a population of approximately 440,000 and is located approximately 40 miles east of Vicksburg. We believe that the Isle-Vicksburg attracts customers primarily from the local area, Jackson and northeastern Louisiana. Approximately 530,000 people reside within 50 miles of the Isle-Vicksburg.

MISSOURI

The  Isle-Boonville

     The Isle-Boonville, which opened on December 6, 2001, is conveniently located off of Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a dockside casino offering 909 slot machines and 28 table games, a 16,000 square foot pavilion and entertainment center and 884 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 60-seat Farraddays' restaurant, a 282-seat Calypso's buffet, a 36-seat Tradewinds Marketplace and a historic display area.

     The Isle-Boonville is the only gaming facility in central Missouri. We believe the Isle-Boonville attracts most of its customers from the approximately 733,000 persons living within a 75 mile radius in central Missouri, including Jefferson City and Columbia.

The  Isle-Kansas  City

     We acquired the Isle-Kansas City in June 2000. The facility is the closest facility to downtown Kansas City and consists of a dockside casino offering 1,104 slot machines and 25 table games, a 72-seat Farraddays' restaurant, a 325-seat Calypso's buffet, a 24-seat Tradewinds Marketplace and 2,054 parking spaces.

     The Kansas City market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $581.7 million in calendar 2001. Among the other operators of dockside gaming facilities in this market are Ameristar Casinos, Argosy Gaming and Harrah's Entertainment. We believe that the Isle-Kansas City attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.7 million residents.

IOWA

The  Isle-Bettendorf

     The Isle-Bettendorf, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area. The property consists of a riverboat casino offering 1,060 slot machines and 36 table games, a 256-room hotel, approximately 104,056 square feet of convention space, a 125-seat Farraddays' restaurant, a 325-seat Calypso's buffet and 1,539 parking spaces.

     The Quad Cities market, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois, consists of our two gaming facilities-the Isle-Bettendorf and the Rhythm City-Davenport-and one smaller operator. This market generated, in the aggregate, gaming revenues of approximately $191.1 million in calendar 2001. We believe that the Isle-Bettendorf and the Rhythm City-Davenport attract customers primarily from the Quad Cities area that has approximately 360,000 residents.

The  Isle-Marquette

     The Isle-Marquette, which we acquired in March 2000, is located in Marquette, Iowa, which is 60 miles north of Dubuque, Iowa, which has two gaming facilities. The property consists of a riverboat casino offering 758 slot machines and 13 tables games, a land-based facility including a 25-room hotel, a 160-seat Calypso's buffet restaurant, a Tradewinds Marketplace and an entertainment showroom, a marina and 750 parking spaces.

     The Isle-Marquette is the only gaming facility in the Marquette, Iowa market, and generated gaming revenues of approximately $34.5 million in calendar 2001. We believe the Isle-Marquette draws most of its customers from northeast Iowa and Wisconsin and to some extent, competes for those customers with another riverboat facility and a racetrack with slot machines, both of which are in the Dubuque area.

The  Rhythm  City-Davenport

     The Rhythm City-Davenport, which we acquired in October 2000, is located between Interstates 74 and 280. The property consists of a riverboat gaming facility offering 1,017 slot machines and 19 table games, a 191-room hotel located approximately four blocks from the casino, a 90-seat High Notes restaurant, a 290-seat Hit Parade buffet, a 76-seat Rock Around the Clock deli, a 112-seat The Club restaurant and 984 parking spaces.

COLORADO

The  Isle-Black  Hawk

     The Isle-Black Hawk, which commenced operation in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property currently consists of a land-based casino with 1,128 slot machines and 14 table games, a 237-room hotel and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 92-seat Farraddays' restaurant, a 244-seat Calypso's buffet, a 32-seat Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment. We own 57% of the Isle-Black Hawk through an unrestricted subsidiary, and receive a management fee for operating the facility.

     The Black Hawk market consists of 19 gaming facilities (eight of which have more than 600 slot machines), which, in aggregate, generated gaming revenues of approximately $538.1 million in calendar 2001. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.5 million and is located approximately 40 miles east of Black Hawk. We believe that the Isle-Black Hawk attracts customers primarily from Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

NEVADA

The  Lady  Luck-Las  Vegas

     In September 2000, we acquired the Lady Luck-Las Vegas from Gemini, Inc. The property, which is located in downtown Las Vegas, consists of a casino offering 759 slot machines and 19 table games, a 792-room hotel, an entertainment facility, a 56-seat Burgundy Room restaurant, a 156-seat Lady Luck Express Buffet and a 42-seat Third Street Grill and 454 parking spaces in an attached parking garage.

     The Lady Luck-Las Vegas is one of 13 casinos in downtown Las Vegas, Nevada generating greater than $12.0 million in gaming revenues in calendar 2001. The downtown Las Vegas market generated gaming revenues, in the aggregate, of approximately $616.0 million in calendar 2001. This market serves both tourists and the approximate 1.5 million population of Las Vegas. We believe that the Lady Luck-Las Vegas attracts customers primarily from the local area, Southern California and the midwest portion of the United States.

     On March 14, 2002, we announced that our Board of Directors authorized us to embark on plans to sell or otherwise dispose of the Lady Luck-Las Vegas, as well as the Isle-Tunica. During the fourth fiscal quarter of fiscal 2002, we recorded a pre-tax asset impairment charge of $59.2 million representing the difference between the Lady Luck-Las Vegas' and the Isle-Tunica's net book values and their estimated fair values less estimated costs to sell.

POMPANO  PARK

     In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is conveniently located off of Interstate 95 and the Florida Turnpike on a 220-acre owned facility, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. Pompano Park can accommodate up to 14,500 customers and has 4,000 parking spaces and 1,040 horse stalls. The six-story, air-conditioned facility includes a box seat area, a 260,000 square foot clubhouse, a large grandstand, a 1,250-seat dining area from which the races can be viewed, five concession stands, five bars and a 180-seat Player's Lounge cafeteria.

     We believe that Pompano Park would be an attractive location for casino-style gaming if such gaming were to be legalized in Florida. Pompano Park would be one of eleven facilities in south Florida to benefit from legislation. This facility draws most of its customers from the 2.6 million people residing within a 25-mile radius.

MARKETING

     We attract customers to our casinos by designing and implementing marketing and promotional programs that emphasize our Isle of Capri and Rhythm City themes and reward loyal customers. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. These programs are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our brands.

     As of April 28, 2002, our database contained approximately 4.5 million members, of whom approximately 1.3 million receive regular mailings. To develop this database, we offer all of our customers membership in the Island Gold Players Club at Isle of Capri properties and the Fan Club at the Rhythm City-Davenport. These programs reward loyal customers with Isle Gold points that can be redeemed at our casinos by using our players club card. Currently, the players club card allows us to track the member's gaming preferences, maximum, minimum and total amount wagered and frequency of visits. Players are classified in groups according to these characteristics. Our database is used for direct mailings, giveaways and other promotional events that are tailored to these specific groups of players. We have effectively used our database to encourage repeat visits, increase customers' length of stay and improve our operating results.

     We place significant emphasis on attracting local residents and seek to maintain a strong local identity in each market in which we operate by initiating and supporting community and special events. We use radio and television media to promote the ''Isle of Capri'' brand name and attract customers to our properties. To further enhance our tropical island theme, we have engaged a well-known actor to narrate our radio and television advertisements.

EMPLOYEES

     As of April 28, 2002, we employed approximately 12,000 people. None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

SEASONALITY

     We typically generate the major portion of our income in our first and fourth fiscal quarters that end in July and April, respectively.

RISK  FACTORS

WE FACE SIGNIFICANT COMPETITION FROM OTHER GAMING OPERATIONS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE OPERATIONS.

     We face intense competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and at racing and pari-mutuel operations. Several of our competitors have substantially better name recognition, marketing and financial resources than we do. Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing, casino gaming in designated areas. In addition, many Native American tribes conduct casino gaming on reservations throughout the United States that have the advantages of being land-based and exempt from certain state and federal taxes. Some Native American tribes are either in the process of establishing, or are considering the establishment of, gaming at additional locations. There is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new licenses could be awarded to gaming facilities in such markets, which could have an adverse effect on our operating results. In particular, we face significant new competition in the Lake Charles, Louisiana market. In February 2002, Boyd Gaming opened a casino with 15,000 square feet of gaming space with approximately 1,500 slot machines at Delta Downs, a horse racing facility. Delta Downs is 25 miles closer to Houston than the Isle-Lake Charles, making it the closest gaming facility to Houston. In addition, the last available Louisiana gaming license was recently awarded to Pinnacle Entertainment for a new development in the Lake Charles market. Expansion of existing gaming facilities and the development of new gaming facilities and casinos on Native American reservations will increase competition for our existing and future operations.

     We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, video lottery terminals and video poker terminals. For example, there currently is legislation pending in Florida that, if passed, would legalize video poker, electronic games of chance or video lottery terminal gaming at pari-mutuel gaming facilities, including our facility in Pompano Beach, which could have an adverse effect on the operations of the Isle-Biloxi.

     Our existing gaming facilities compete directly with other gaming properties in Louisiana, Mississippi, Missouri, Iowa, Colorado and Nevada. We also compete with gaming operations in other gaming jurisdictions such as Atlantic City, New Jersey. Our existing casinos attract a significant number of their customers from Houston and Dallas/Fort Worth, Texas; Mobile, Alabama; Jackson, Mississippi; Memphis, Tennessee; Little Rock, Arkansas and Denver, Colorado. Our continued success depends upon drawing customers from each of these geographic markets. Legalization of gaming in jurisdictions closer to these geographic markets than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. We expect competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. We cannot predict with any certainty the effects of existing and future competition on our operating results.

THE FAILURE OF LOCAL REAUTHORIZATION OF CASINO GAMING IN IOWA COULD RESULT IN THE SHUT-DOWN OF SOME OR ALL OF OUR IOWA CASINO PROPERTIES, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

     Iowa law provides that each county shall hold a referendum every eight years as to whether to continue to allow casino gaming within its boundaries. Each referendum requires the vote of a majority of the persons voting. The Isle-Bettendorf and the Rhythm City-Davenport are located in Scott County, Iowa and the Isle-Marquette is located in Clayton County, Iowa. The next referendum in each of these counties will be held in November 2002. If a reauthorization referendum is defeated in either of these counties, Iowa law provides that any previously issued gaming license in such county shall remain valid and subject to periodic renewal for a total of nine years from the original issue, unless otherwise terminated by the Iowa Racing and Gaming Commission. Therefore, if the reauthorization referendum is defeated in Scott County or Clayton County, our gaming licenses in such county would expire in 2009. We cannot assure you that the reauthorization referendum will pass or that casino gaming in either of these counties will continue to be authorized. Any failure of either of these counties to reauthorize casino gaming could result in the complete shut-down of our casino gaming operations in such county, which may have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE REGULATION FROM GAMING AUTHORITIES THAT COULD ADVERSELY AFFECT US.

Licensing  Requirements.
     As owners and operators of gaming facilities, we are subject to extensive state and local regulation. State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. The regulatory authorities in the jurisdictions in which we operate may, for any reasonable cause, limit, condition, suspend or revoke a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries. In addition, regulatory authorities in certain jurisdictions must approve, in advance, any restrictions on, transfers of, agreements not to encumber or pledges of equity securities that are issued by a corporation that is registered as an intermediary company with such state, or holds a gaming license. If these restrictions, transfers, agreements or pledges are not approved in advance, they will be invalid. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses. We cannot assure you that we will be able to obtain such renewals. Regulatory authorities may also levy substantial fines against us or seize our assets, or the assets of our subsidiaries. Any of these events could have a material adverse effect on our business.


     We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facilities. We cannot assure you that we will be able to retain them or continue to demonstrate suitability to obtain any new licenses, registrations, permits or approvals. If we expand our gaming operations in the jurisdictions in which we currently operate or to new jurisdictions, we will have to meet suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and there is no assurance that we will be successful.

Potential  Changes in Regulatory Environment.
     From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. In addition, from time to time, certain anti-gaming groups propose referenda that, if adopted, would limit our ability to continue to operate in those jurisdictions in which such referenda are adopted. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

Taxation.
     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. For example, in June 2002, the state legislature in Illinois, a state in which we do not own or operate any casinos, voted to increase gaming taxes to fund a budget shortfall. Some of the states in which we own or operate casinos also have budget shortfalls and may increase gaming taxes to raise more revenue. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.


WE  ARE  SUBJECT  TO  NON-GAMING  REGULATION  THAT  COULD  ADVERSELY  AFFECT US.

     Several of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and must hold U.S. Coast Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and mandate licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat's Certificate of Documentation and Inspection could preclude its use as a riverboat casino. Each of our riverboats is inspected annually and, every five years, is subject to dry-docking for inspection of its hull, which could result in a temporary loss of service.

     We are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity. Our casino barges must also meet local fire safety standards. We would incur additional costs if any of our gaming facilities were not in compliance with one or more of these regulations.

     We are also subject to certain federal, state and local environmental laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have an adverse effect on us or the results of our operations. However, certain of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. The coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs.

     Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. Substantial penalties can be imposed against us if we fail to comply with these regulations.

     We are also subject to a variety of other local rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages.

IF OUR KEY PERSONNEL LEAVE US, OUR BUSINESS WILL BE SIGNIFICANTLY ADVERSELY AFFECTED.

     Our continued success will depend, among other things, on the efforts and skills of a few key executive officers and the experience of our property managers as well as our ability to attract and retain additional highly qualified personnel with gaming industry experience and qualifications to obtain the requisite licenses. We do not maintain ''key man'' life insurance for any of our employees. There is no assurance that we would be able to attract and hire suitable replacements for any of our key employees. We need qualified executives, managers and skilled employees with gaming industry experience to continue to successfully operate our business. We believe a shortage of skilled labor in the gaming industry may make it increasingly difficult and expensive to attract and retain qualified employees. We expect that increased competition in the gaming industry will intensify this problem.

INCLEMENT WEATHER AND OTHER CONDITIONS COULD SERIOUSLY DISRUPT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Dockside and riverboat facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather. Our riverboats and barges face additional risks from the movement of vessels on waterways.

     Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations. For example, as a result of flooding of the Mississippi River, we closed the Isle-Marquette from April 18 to May 2, 2001, and the Rhythm City-Davenport from April 18 to May 20, 2001. While our business interruption insurance provided sufficient coverage for those losses, we cannot assure you that the proceeds from any future claim will be sufficient to compensate us if one or more of our casinos experiences a closure.

     Access to a number of our facilities may also be affected by road conditions, such as construction and traffic. In addition, severe weather such as high winds and blizzards occasionally limits access to the Isle-Black Hawk.

WE  EXPERIENCE  QUARTERLY  FLUCTUATIONS  IN  RESULTS  OF  OPERATIONS.

     Our quarterly operating results fluctuate because of seasonality and other factors. We typically generate the major portion of our income in our first and fourth fiscal quarters, which end in July and April, respectively.

ENERGY AND FUEL PRICE INCREASES MAY ADVERSELY AFFECT OUR COSTS OF OPERATIONS AND OUR REVENUES.

     Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity in the United States will negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material.

A DOWNTURN IN GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our business operations are subject to changes in international, national and local economic conditions, including changes in the economy related to future security alerts in connection with threatened or actual terrorist attacks such as those that occurred on September 11, 2001, which may affect our customers' willingness to travel. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our properties, could result in fewer customers visiting our properties, which would adversely affect our results of operations.

OUR  SUBSTANTIAL  INDEBTEDNESS  COULD  ADVERSELY  AFFECT  OUR  FINANCIAL HEALTH.

     We now have a significant amount of indebtedness. As of April 28, 2002, we had $1,009.3 million of total debt outstanding.

     Our  significant  indebtedness  could have important consequences, such as:

- limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, general corporate or other obligations, including our obligations with respect to the notes;
- limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and interest payments on our indebtedness;
- increasing our interest expense if there is a rise in interest rates, because a portion of our borrowings under our senior secured credit facility are subject to interest rate periods with short-term durations (typically 30 to 180 days) that require ongoing refunding at the then current rates of interest;
- causing our failure to comply with the financial and restrictive covenants contained in the indenture and agreements governing the notes, and the indenture and agreements governing the 8.75% senior subordinated notes due 2009, the 9.00% senior subordinated notes due 2012, our senior secured credit facility and our other indebtedness which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;
- placing us at a competitive disadvantage to our competitors who are not as highly leveraged; and
- increasing our vulnerability to and limiting our ability to react to changing market conditions, changes in our industry and economic downturns.

     Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations. In addition, as of April 28, 2002, we had the capacity to issue additional indebtedness, including the ability to incur additional indebtedness under the revolving portion of our senior secured credit facility, of approximately $175.0 million, subject to the limitations imposed by the covenants in the senior secured credit facility and the indentures governing our notes. The indenture governing our notes and the senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, related risks that we and you now face could increase.

     We have made and will need to make significant capital expenditures at our existing facilities to remain competitive with current and future competitors in our markets. Our senior secured credit facility and the indentures governing our notes contain operating and financial restrictions that may limit our ability to obtain the financing to make these capital expenditures.

     Our agreements governing our indebtedness, among other things, limit our ability to:
-     borrow  money;
-     make  capital  expenditures;
-     use  assets  as  security  in  other  transactions;
-     make  restricted  payments  or  restricted  investments;
-     incur  contingent  obligations;  and
-     sell  assets  and  enter  into  leases  and  transactions with affiliates.

REGULATION  AND  LICENSING

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming. The limitation, conditioning or suspension of gaming licenses could (and the revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would) materially adversely affect our operation in that jurisdiction. In addition, changes in law that restrict or prohibit our gaming operations in any jurisdiction could have a material adverse effect on us.

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

     The Louisiana State Police continues to be involved broadly in gaming enforcement and reports to the Louisiana Gaming Control Board. Louisiana law permits the Louisiana State Police, among other things, to continue to (1) conduct suitability investigations, (2) audit, investigate and enforce compliance with standing regulations, (3) initiate enforcement and administrative actions and (4) perform "all other duties and functions necessary for the efficient, efficacious, and thorough regulation and control of gaming activities and operations" under the Louisiana Gaming Control Board's jurisdiction.

     Louisiana gaming law specifies certain restrictions relating to the operation of riverboat gaming, including the following:

- agents of the Louisiana State Police are permitted on board at any time during gaming operations;

- gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers and, with respect to gaming equipment, from permitted manufacturers;

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

     To receive a gaming license in Louisiana, an applicant must be found to be a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits and associations do not
(1) pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming or (2) create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements of gaming activities. In addition, the Louisiana Gaming Control Board will not grant a license unless it finds that, among other things:

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

     An initial license to conduct riverboat gaming operations is valid for a term of five years and legislation passed in the 1999 legislative session provides for renewals every five years thereafter. Louisiana gaming law provides that a renewal application for the period succeeding the initial five-year term of an operator's license must be made to the Louisiana Gaming Control Board and must include a statement under oath of any and all changes in information, including financial information, provided in the previous application. The transfer of a license or an interest in a license is prohibited. A gaming license is deemed to be a privilege under Louisiana law and, as such, may be denied, revoked, suspended, conditioned or limited at any time by the Louisiana Gaming Control Board. The Isle-Bossier City and the Isle-Lake Charles each received a five-year renewal of their license on July 20, 1999.

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

     Fees payable to the state for conducting gaming activities on a riverboat include (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter, plus (2) 21.5% of net gaming proceeds. Legislation was passed during the 2001 legislative session that allowed those riverboats that had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5%. A statute also authorizes local governing authorities to levy boarding fees. We have development agreements with the local governing authorities in the jurisdictions in which we operate pursuant to which we make payments in lieu of boarding fees.

     A  licensee  must  notify  and/or  seek  approval from the Louisiana Gaming

Control Board in connection with any withdrawals of capital, loans, advances or distributions in excess of 5% of retained earnings for a corporate licensee, or of capital accounts for a partnership or limited liability company licensee, upon completion of any such transaction. The Louisiana Gaming Control Board may issue an emergency order for not more than ten days prohibiting payment of profits, income or accruals by, or investments in, a licensee. Unless excepted or waived by the Louisiana Gaming Control Board, riverboat gaming licensees and their affiliated gaming persons must notify the Louisiana Gaming Control Board 60 days prior to the receipt by any such persons of any loans or extensions of credit or modifications thereof. The Louisiana Gaming Control Board is required to investigate the reported loan, extension of credit or modification thereof and to determine whether an exemption exists on the requirement of prior written approval and, if such exemption is not applicable, to either approve or disapprove the transaction. If the Louisiana Gaming Control Board disapproves of a transaction, the transaction cannot be entered into by the licensee or affiliated gaming person. We are an affiliated gaming person of our subsidiaries that hold the licenses to conduct riverboat gaming at the Isle-Bossier City and the Isle-Lake Charles.

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

     During the 1996 special session of the Louisiana legislature, legislation was enacted placing on the ballot for a statewide election a constitutional amendment limiting the expansion of gaming, which was subsequently passed by the voters. As a result, local option elections are required before new or additional forms of gaming can be brought into a parish.

     Proposals to amend or supplement Louisiana's riverboat gaming statute are frequently introduced in the Louisiana State legislature. There is no assurance that changes in Louisiana gaming law will not occur or that such changes will not have a material adverse effect on our business in Louisiana.

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

     The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted in Mississippi and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

     We are registered as a publicly traded holding company under the Mississippi Gaming Control Act. Our gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission, the State Tax Commission and various other local, city and county regulatory agencies
(collectively referred to as the "Mississippi Gaming Authorities"). Our subsidiaries have obtained gaming licenses from the Mississippi Gaming Authorities. Any proposed gaming operations outside of Mississippi are also subject to approval by the Mississippi Gaming Commission. The licenses held by our Mississippi gaming operations have terms of three years and are not transferable. The Isle-Biloxi received a renewal gaming license in May 2000, the Isle-Vicksburg obtained a renewal gaming license in February 2001, and the Isle-Tunica obtained a renewal gaming license in May 2001. The Isle-Natchez received its current license in June 2000, and the Isle-Lula received its current licenses in July 2000. There is no assurance that new licenses can be obtained at the end of each three-year period of a license. Moreover, the Mississippi Gaming Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in our subsidiaries that operate in Mississippi.

     Substantial fines for each violation of Mississippi's gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. A violation under a gaming license held by a subsidiary of ours operating in Mississippi may be deemed a violation of all the other licenses held by us.

     We, along with each of our Mississippi gaming subsidiaries, must periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and/or the State Tax Commission. Numerous transactions, including substantially all loans, leases, sales of securities and similar financing transactions entered into by any of ours operating a casino in Mississippi, must be reported to or approved by the Mississippi Gaming Commission. In addition, the Mississippi Gaming Commission may, at its discretion, require additional information about our operations.

     Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi gaming subsidiaries must be found suitable or be licensed by the Mississippi Gaming Commission. We believe that all required findings of suitability related to all of our Mississippi properties have been applied for or obtained, although the Mississippi Gaming Commission at its discretion may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Gaming Commission has the power to require us and any of our Mississippi gaming subsidiaries to suspend or dismiss officers, directors and other key employees or to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

     At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of ours. The Mississippi Gaming Control Act requires any person who individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 5% of our common stock to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. In addition, the Mississippi Gaming Control Act requires any person who, individually or in association with others, becomes, directly or indirectly, a beneficial owner of more than 10% of our common stock, as reported to the U.S. Securities and Exchange Commission, to apply for a finding of suitability by the Mississippi Gaming Commission and pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation.

     The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly traded holding company's stock. However, the Mississippi Gaming Commission has adopted a policy that generally permits certain institutional investors to own beneficially up to 15% of a registered publicly traded holding company's stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming
Commission may be found unsuitable. We believe that compliance by us with the licensing procedures and regulatory requirements of the Mississippi Gaming Commission will not affect the marketability of our securities. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of our securities beyond such time as the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor. We are subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our subsidiaries operating casinos in Mississippi, we:

- pay the unsuitable person any dividend or other distribution upon its voting securities;

- recognize the exercise, directly or indirectly, of any voting rights conferred by its securities;

- pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

- fail to pursue all lawful efforts to require the unsuitable person to divest itself of the securities, including, if necessary, our immediate purchase of the securities for cash at a fair market value.

     We may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any of our debt securities. In addition, under the Mississippi Gaming Control Act, the Mississippi Gaming Commission may, in its discretion, (1) require holders of our securities, including the notes, to file applications, (2) investigate such holders and (3) require such holders to be found suitable to own such securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as the notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

     The Mississippi regulations provide that a change in control of us may not occur without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits us from making a public offering of our securities without the approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more such purposes. The Mississippi Gaming
Commission has the authority to grant a continuous approval of securities offerings and has granted such approval for us, subject to renewal every two years.

     Regulations of the Mississippi Gaming Commission prohibit certain repurchases of securities of publicly traded holding corporations registered with the Mississippi Gaming Commission, including holding companies such as ours, without prior approval of the Mississippi Gaming Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Mississippi Gaming Commission also require prior approval for a "plan of recapitalization" as defined in such regulations.

     We must maintain in the State of Mississippi current stock ledgers, which may be examined by the Mississippi Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must render maximum assistance in determining the identity of the beneficial owner.

     Mississippi law requires that certificates representing shares of our common stock bear a legend to the general effect that the securities are subject to the Mississippi Gaming Control Act and regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the authority to grant a waiver from the legend requirement, which we have obtained. The Mississippi Gaming Commission, through the power to regulate licenses, has the power to impose additional restrictions on the holders of our securities at any time.

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

     License fees and taxes are payable to the State of Mississippi and to the counties and cities in which a Mississippi gaming subsidiary's respective operations will be conducted. The license fee payable to the state of Mississippi is based upon gross revenue of the licensee (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of gross revenue of $50,000 or less per month, 6% of gross revenue in excess of $50,000 but less than $134,000 per calendar month, and 8% of gross revenue in excess of $134,000 per calendar month. The foregoing license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid. Additionally, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. The gross revenue tax imposed by the Mississippi communities and counties in which our casino operations are located equals 0.4% of gross revenue of $50,000 or less per calendar month, 0.6% of gross revenue over $50,000 and less than $134,000 per calendar month and 0.8% of gross revenue greater than $134,000 per calendar month. These fees have been imposed in, among other cities and counties, Biloxi, Vicksburg, Tunica County and Coahoma County. Certain local and private laws of the state of Mississippi may impose fees or taxes on the Mississippi gaming subsidiaries in addition to the fees described above.

     The Mississippi Gaming Commission requires, as a condition of licensure or license renewal, that casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge. We believe that all of our Mississippi gaming locations currently meet this requirement. A 1996 Mississippi Gaming Commission regulation prescribes the hurricane emergency procedure to be used by the Mississippi Gulf Coast casinos.

     The sale of food or alcoholic beverages at our Mississippi gaming locations is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos. Certain of our officers and managers and our Mississippi gaming subsidiaries must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission in connection with liquor permits that have been issued. The Alcoholic Beverage Control Division of the State Tax Commission must approve all changes in licensed positions.

     On three separate occasions since 1998, certain anti-gaming groups have proposed referenda that, if adopted, would have banned gaming in Mississippi and required that gaming entities cease operations within two years after the ban. All three referenda were declared invalid by Mississippi courts because each lacked a required government revenue impact statement.

MISSOURI

     Conducting gambling games and operating an excursion gambling boat in Missouri are subject to extensive regulation under Missouri's Riverboat Gambling Act and the rules and regulations promulgated thereunder. The Missouri Gaming Commission was created by the Missouri Riverboat Gambling Act and is charged with regulatory authority over riverboat gaming operations in Missouri, including the issuance of riverboat gaming licenses. In June 2000, IOC-Kansas City, Inc., a subsidiary of ours, was issued a riverboat gaming license in connection with our Kansas City operation. Additionally, in December 2001, IOC-Boonville, Inc., a subsidiary of ours, was issued a riverboat gaming license for our Boonville operation.

     In order to obtain a riverboat gaming license, the proposed operating business entity must complete a Class A Riverboat Gaming Application, comprised of comprehensive application forms, including corroborating attachments, and undergo an extensive background investigation by the Missouri Gaming Commission. In addition, each key person associated with the applicant (including owners of a significant direct or indirect interest in the applicant, directors, officers, and managers) must complete a Riverboat Gaming Application Form I and undergo a background investigation. An applicant will not receive a license to conduct gambling games and to operate an excursion gambling boat if the applicant and its key persons have not established good repute and moral character and no licensee shall either employ or contract with any person who has pled guilty to, or been convicted of, a felony, to perform any duties directly connected with the licensee's privileges under a license granted by the Commission. Each license granted entitles a licensee to conduct gambling games on an excursion gambling boat or to operate an excursion gambling boat and the equipment thereon from a specific location. The duration of the license initially runs for two one-year terms; thereafter, two-year terms. The Commission also licenses the serving of alcoholic beverages on riverboats and adjacent facilities. In addition, all local income, earnings, use, property and sales taxes are applicable to licensees.

     In determining whether to grant a license, the Commission considers the following factors, among others: (i) the integrity of the applicants; (ii) the types and variety of games the applicant may offer; (iii) the quality of the physical facility, together with improvements and equipment, and how soon the project will be completed; (iv) the financial ability of the applicant to develop and operate the facility successfully; (v) the status of governmental actions required by the facility; (vi) management ability of the applicant;
(vii)  compliance  with  applicable  statutes,  rules,  charters and ordinances;
(viii) the economic, ecological and social impact of the facility as well as the cost of public improvements; (ix) the extent of public support or opposition;

(x) the plan adopted by the home dock city or county; and (xi) effects on competition.

     A licensee is subject to the imposition of penalties, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the state of Missouri, or that would discredit or tend to discredit the Missouri gaming industry or the state of Missouri, including without limitation: (i) failing to comply with or make provision for compliance with the legislation, the rules promulgated thereunder or any federal, state or local law or regulation; (ii) failing to comply with any rules, order or ruling of the Missouri Gaming Commission or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier's license but who is required to hold such license by the legislation or the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any state of gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any officially constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; (vi) employing in any Missouri gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any gambling game; (vii) use of fraud, deception, misrepresentation or bribery in securing any license or permit issued pursuant to the legislation; (viii) obtaining any fee, charge, or other compensation by fraud, deception or misrepresentation; and (ix) incompetence, misconduct, gross negligence, fraud, misrepresentation or dishonesty in the performance of the functions or duties regulated by the Missouri Riverboat Gambling Act.

     An ownership interest in a license or in a business entity that holds a license, other than a publicly held business entity, may not be transferred without the approval of the Missouri Gaming Commission. In addition, an ownership interest in a license or in a business entity which holds either directly or indirectly a license, other than a publicly held business entity, may not be pledged as collateral to other than a regulated bank or savings and loan association without the Missouri Gaming Commission's approval.

     Every employee participating in a riverboat gaming operation must hold an occupational license. In addition, the Missouri Gaming Commission issues supplier's licenses, which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee involved in the operation of gaming operations.

     Riverboat gaming operations may only be conducted on the Missouri River or Mississippi River. Although, all of the excursion gambling boats in Missouri are permanently moored boats or barges, a two hour simulated cruise is imposed in order to ensure the enforcement of loss limit restrictions. Missouri law imposes a maximum loss per person per cruise of $500. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips that can only be used for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

     The Missouri Riverboat Gambling Act imposes a 20% wagering tax on adjusted gross receipts (generally defined as gross receipts less winnings paid to wagerers) from gambling games. The tax imposed is to be paid by the licensee to the Commission on the day after the day when the wagers were made. Of the proceeds of that tax, 10% goes to the local government where the home dock is located, and the remainder goes to the state of Missouri.

     The Missouri Riverboat Gambling Act also requires that licensees pay a $2.00 admission tax to the Missouri Gaming Commission for each person admitted to a gaming cruise. The licensee is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.

IOWA

     In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa. The legislation authorized the granting of licenses to not-for-profit corporations that, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     Isle-Bettendorf has the right to renew its operator's contract with the Riverbend Regional Authority, a not-for profit corporation organized for the purpose of facilitating riverboat gaming in Bettendorf, Iowa, for succeeding three-year periods as long as Scott County voters approve gaming in the jurisdiction. Under the operator's contract, Isle-Bettendorf pays the Riverbend Regional Authority a fee equal to 4.1% of the adjusted gross receipts. Further, Isle-Bettendorf generally must pay a fee to the City of Bettendorf equal to 1.65% of adjusted gross receipts.

     In June 1994, Upper Mississippi Gaming Corporation, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Marquette, Iowa, entered into an operator's agreement for the Isle-Marquette for a period of twenty-five years. Under the management agreement, the non-profit organization is to be paid a fee of $0.50 per passenger. Further, pursuant to a dock site agreement (which also has a term of twenty-five years), Isle-Marquette is required to pay a fee to the City of Marquette in the amount of $1.00 per passenger, plus a fixed amount of $15,000 per month and 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million.

     On October 2000, the Riverboat Development Authority, a not-for-profit corporation organized for the purpose of facilitating riverboat gaming in Davenport, Iowa, entered into an operator's agreement with Isle-Davenport, Inc. to conduct riverboat gaming in Davenport, Iowa. The operating agreement requires Isle-Davenport to make weekly payments to the qualified sponsoring organization equal to 4.1% of each week's adjusted gross receipts (as defined in the enabling legislation) or $38,461.54, whichever is greater. This agreement will remain in effect through March 31, 2009 and may be extended by Isle-Davenport so long as it holds a license to conduct gaming. In addition, Isle-Davenport pays a docking fee, gaming tax and a payment in lieu of taxes to the City of Davenport. Pursuant to a development agreement with the City, Isle-Davenport has exclusive docking privileges in the City of Davenport until March 31, 2017 in consideration of this docking fee. The docking fee has both a fixed base and a per passenger increment. The fixed fee commenced April 1, 1994 at $111,759 and increases annually by 4%. The incremental component is a $0.10 charge for each passenger in excess of 1,117,579 passengers (which charge also increases by 4% per year). The City is also guaranteed an annual gaming tax of $558,789.50 per year (based on a minimum passenger floor count of 1,117,579 passengers at $0.50 per passenger). Finally, Isle-Davenport is obligated to pay a payment in lieu of taxes to support the downtown development district. This annual lump sum payment is in the amount of $123,516 plus $0.20 per passenger in excess of 1,117,579 passengers. This payment in lieu of taxes is further subject to a minimum $226,179 per year payment.

     Iowa law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission although the licensed vessel is required to conduct at least one two-hour excursion cruise each day for at least 100 days during the excursion season. The legal age for gaming is 21.

     The enabling legislation gives each county the opportunity to hold a referendum on whether to allow casino gaming within its boundaries. A referendum was passed in Scott County in April 1994, with 80% voting in favor of passage and authorizing casino gaming in Bettendorf and Davenport for a period of nine years from the issuance dates of the respective licenses. Similarly, a referendum was passed in Clayton County with approximately 60% voting in favor of passage. Another referendum will be held on November 5, 2002 and if approved, subsequent referenda will occur at eight-year intervals.

     All Iowa licenses were approved for renewal at the March 7, 2002 Iowa Gaming Commission meeting. These licenses are not transferable and will need to be renewed in March 2003 and prior to the commencement of each subsequent annual renewal period.

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

     Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. The Iowa gaming operations must submit detailed financial and operating reports to the Iowa Gaming Commission. Certain contracts of licensees in excess of $50,000 must be submitted to and approved by the Iowa Gaming Commission.

     Certain officers, directors, managers and key employees of the Iowa gaming operations are required to be licensed by the Iowa Gaming Commission. Employees associated with gaming must obtain work permits that are subject to immediate suspension under specific circumstances. In addition, anyone having a material relationship or involvement with the Iowa gaming operations may be required to be found suitable or to be licensed, in which case those persons would be required to pay the costs and fees of the Iowa Gaming Commission in connection with the investigation. The Iowa Gaming Commission may deny an application for a license for any cause deemed reasonable. In addition to its authority to deny an application for license, the Iowa Gaming Commission has jurisdiction to disapprove a change in position by officers or key employees and the power to require the Iowa gaming operations to suspend or dismiss officers, directors or other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the Iowa Gaming Commission finds unsuitable to act in such capacities.

     The  Iowa  Gaming  Commission  may revoke a gaming license if the licensee:

- has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction;

- has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise;

-     is  not  the  true  owner  of  the  enterprise;

-     has  failed  to  disclose  ownership  of  other persons in the enterprise;

- is a corporation 10% of the stock of which is subject to a contract or option to purchase at any time during the period for which the license was issued, unless the contract or option was disclosed to the Iowa Gaming
      Commission and the Iowa Gaming Commission approved the sale or transfer during the period of the license;

- knowingly makes a false statement of a material fact to the Iowa Gaming Commission;

- fails to meet a monetary obligation in connection with an excursion gaming boat;

-     pleads  guilty  to,  or  is  convicted  of  a  felony;

- loans to any person, money or other thing of value for the purpose of permitting that person to wager on any game of chance;

- is delinquent in the payment of property taxes or other taxes or fees or a payment of any other contractual obligation or debt due or owed to a city or county; or

- assigns, grants or turns over to another person the operation of a licensed excursion boat (this provision does not prohibit assignment of a management contract approved by the Iowa Gaming Commission) or permits another person to have a share of the money received for admission to the excursion boat.

     If it were determined that the Iowa Gaming Laws were violated by a licensee, the gaming licenses held by a licensee could be limited, made conditional, suspended or revoked. In addition, the licensee and the persons involved could be subject to substantial fines for each separate violation of the Iowa Gaming Laws in the discretion of the Iowa Gaming Commission. Limitations, conditioning or suspension of any gaming license could (and revocation of any gaming license would) have a material adverse effect on operations.

     The Iowa Gaming Commission may also require any individual who has a material relationship with the Iowa gaming operations to be investigated and licensed or found suitable. The Iowa Gaming Commission, prior to the acquisition, must approve any person who acquires 5% or more of a licensee's equity securities. The applicant stockholder is required to pay all costs of this investigation.

     Gaming taxes approximating 20% of the adjusted gross receipts will be payable by each licensee on its operations to the State of Iowa. In addition, there are costs that include a $50,000 initial application fee, yearly operations fees and all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

COLORADO

     The State of Colorado created the Division of Gaming (the "Colorado Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act. The Director of the Colorado Division (the "Colorado Director"), pursuant to regulations promulgated by, and subject to the review of, a five-member Colorado Limited Gaming Control Commission (the "Colorado Commission"), has been granted broad power to ensure compliance with the Colorado gaming laws and regulations (collectively, the "Colorado Regulations"). The Colorado Director may inspect, without notice, impound or remove any gaming device. The Colorado Director may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. The Colorado Director may also conduct detailed background investigations of persons who loan money to, or otherwise provide financing to, a licensee.

     The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Colorado Director to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. The Isle-Black Hawk's failure or inability, or the failure or inability of others associated with the Isle-Black Hawk, including us and our wholly owned subsidiary, Casino America of Colorado, Inc., to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations. All persons employed by Isle-Black Hawk, and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.

     As a general rule, under the Colorado Regulations, no person may have an "ownership interest" in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an ownership interest in a retail gaming licensee for purposes of the multiple license prohibition if:

- that person has less than a 5% ownership interest in an institutional investor that has an ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

- a person has a 5% or more ownership interest in an institutional investor, but the institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

- an institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

- an institutional investor possesses voting securities in a fiduciary capacity for another person, and does not exercise voting control over 5% or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

- a registered broker or dealer retains possession of voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers and not for its own account, and exercises voting rights for less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

- a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and exercises voting rights in less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee;

- an underwriter is holding securities of a publicly traded licensee or publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days after the beginning of such underwriting if it exercises voting rights of less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

- a book entry transfer facility holds voting securities for third parties, if it exercises voting rights with respect to less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee; or

- a person's sole ownership interest is less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

     Hence, our business opportunities, and those of persons with an "ownership interest" in us, Casino America of Colorado, Inc. or the Isle-Black Hawk, are limited to interests that comply with the Colorado Regulations and the Colorado Commission's rule.

     In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines or associated equipment may, without notification being provided to the Colorado Division within ten days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if that person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. A "substantial interest" means the lesser of (i) as large an interest in an entity as any other person or (ii) any financial or equity interest equal to or greater than 5%. The Colorado Commission has ruled that a person does not have a "substantial interest" if such person's sole ownership interest in such licensee is through the ownership of less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

     We  are  a  "publicly  traded  corporation" under the Colorado Regulations.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, us and Casino America of Colorado, Inc. and their security holders, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, and fingerprints. Such information, investigation and licensing (or finding of suitability) as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly beneficially own 10% or more of a direct or indirect beneficial ownership or interest in Isle-Black Hawk, through their beneficial ownership of any class of voting securities of us, Casino America of Colorado, Inc. or Isle-Black Hawk. Those persons must report their interest within 10 days and file appropriate applications within 45 days after acquiring that interest. Persons who directly or indirectly beneficially own 5% or more (but less than 10%) of a direct or indirect beneficial ownership or interest in Isle-Black Hawk, through their beneficial ownership of any class of voting securities of Isle-Black Hawk, us or Casino America of Colorado, Inc., must report their interest to the Colorado Commission within 10 days after acquiring that interest and may be required to provide additional information and to be found suitable. (It is the current practice of the gaming regulators to require findings of suitability for persons beneficially owning 5% or more of a direct or indirect beneficial ownership or interest, other than certain institutional investors discussed below.) If certain institutional investors provide specified information to the Colorado Commission and are holding for investment purposes only, those investors, in the Colorado Commission's discretion, may be permitted to own up to 14.99% of Isle-Black Hawk through their beneficial ownership in any class of voting of securities of Isle-Black Hawk, Casino America of Colorado, Inc., or us, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $62 per hour.

     The Colorado Regulations define a "voting security" to be a security the holder of which is entitled to vote generally for the election of a member or members of the board of directors or board of trustees of a corporation or a comparable person or persons of another form of business organization.

     The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of: (1) all persons licensed pursuant to the Colorado Limited Gaming Act; (2) all officers, directors and stockholders of a licensed privately held corporation; (3) all officers, directors and stockholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation; (4) all general partners and all limited partners of a licensed partnership; (5) all persons that have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company);
(6) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming; (7) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment devices or premises; and (8) all persons contracting with or supplying any goods and services to the gaming regulators.

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

     The Colorado Commission and the Colorado Division have interpreted the Colorado Regulations to permit the Colorado Commission to investigate and find suitable persons or entities providing financing to or acquiring securities from us, Casino America of Colorado, Inc. or Isle-Black Hawk. As noted above, any person or entity required to file information, be licensed or found suitable would be required by us to pay the costs thereof and of any investigation. Although the Colorado Regulations do not require the prior approval for the execution of credit facilities or issuance of debt securities, the Colorado regulators reserve the right to approve, require changes to or require the termination of any financing, including if a person or entity is required to be found suitable and is not found suitable. In any event, lenders, note holders, and others providing financing will not be able to exercise certain rights and remedies without the prior approval of the Colorado gaming authorities. Information regarding lenders and holders of securities will be periodically reported to the Colorado gaming authorities.

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

     If the Colorado Commission determines that a person or entity is unsuitable to directly or indirectly own interests in us, Casino America of Colorado, Inc. or Isle-Black Hawk, then we, Casino America of Colorado, Inc., or Isle-Black Hawk may be sanctioned, which may include the loss of our approvals and licenses.

     The Colorado Commission does not need to approve in advance a public offering of securities but rather requires a filing of notice and additional documents with regard to a public offering of voting securities prior to such public offering. The Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

     In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as Casino America of Colorado, Inc. or us, from paying any unsuitable person any dividends or interest upon any voting securities or any payments or distributions of any kind (except as set forth below), or paying any unsuitable person any remuneration for services or recognizing the exercise of any voting rights by any unsuitable person. Further, under the Colorado Regulations, Isle-Black Hawk may repurchase its voting securities from anyone found unsuitable at the lesser of the cash equivalent to the original investment in Isle-Black Hawk or the current market price as of the date of the finding of unsuitability unless such voting securities are transferred to a suitable person (as determined by the Colorado Commission) within sixty (60) days after the finding of unsuitability. A licensee or affiliated company must pursue all lawful efforts to require an unsuitable person to relinquish all voting securities, including purchasing such voting securities. The staff of Colorado Division has taken the position that a licensee or affiliated company may not pay any unsuitable person any interest, dividends or other payments with respect to non-voting securities, other than with respect to pursuing all lawful efforts to require an unsuitable person to relinquish non-voting securities, including by purchasing or redeeming such securities. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as Casino America of Colorado, Inc. or us, to file for a finding of suitability if required by the Colorado Commission.

     Because of their authority to deny an application for a license or suitability, the Colorado Commission and the Colorado Director effectively can disapprove a change in corporate position of a licensee and with respect to any entity which is required to be found unsuitable, or indirectly can cause us, Casino America of Colorado, Inc. or Isle-Black Hawk to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     The sale, lease, purchase and conveyance or acquisition of a controlling interest in Isle-Black Hawk is subject to the approval of the Colorado Commission. Under some circumstances, we may not sell any interest in our Colorado gaming operations without the prior approval of the Colorado Commission. On April 1, 2002, the Colorado Division requested comments with respect to a proposed amendment to the Colorado Gaming Regulations. Under the proposed regulation, a publicly traded corporation could not directly or indirectly acquire control of a licensed publicly traded corporation or of a publicly traded corporation which is an affiliated company, without a determination by the Colorado Division as to whether prior approval by the Colorado Commission would be required. Under the proposal, information would need to be submitted to the Division within 10 business days after the signing or completion of a contract or proposed offer with respect to the changes in management, and general source of funding. Within 15 business days after receipt of the documentation, the Colorado Division would notify the licensee whether the acquisition would require the prior approval of the Colorado Commission. There is no assurance that the proposal will be adopted or that it will not be amended, for example to include any person, in addition to a publicly traded corporation, seeking to acquire control of a licensee or to include additional information to be submitted to the Colorado Division.

     Isle-Black Hawk must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. Isle-Black Hawk also must not exceed specified gaming square footage limits as a total of each floor and the full building. The casino at Isle-Black Hawk may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. Isle-Black Hawk may not provide credit to its gaming patrons.

     A licensee is required to provide information and file periodic reports with the Colorado Division, including identifying those who have a 5% or greater ownership, financial or equity interest in the licensee, or who have the ability to control the licensee, or who have the ability to exercise significant influence over the licensee, or who loan money or other things of value to a licensee, or who have the right to share in revenues of limited gaming, or to whom any interest or share in profits of limited gaming has been pledged as security for a debt or performance of an act. A licensee, and any parent company or subsidiary of a licensee, who has applied to a foreign jurisdiction for licensure or permission to conduct gaming, or who possesses a license to conduct foreign gaming, is required to notify the Colorado Division. Any person licensed by the Colorado Commission and any associated person of a licensee must report criminal convictions and criminal charges to the Colorado Division.

     The Colorado Commission has broad authority to sanction, fine, suspend and revoke a license for violations of the Colorado Regulations. Violations of many provisions of the Colorado Regulations also can result in criminal penalties.

     The Colorado Constitution currently permits gaming only in a limited number of cities and certain commercial districts in such cities.

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Colorado Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2.0 million, 2% over $2.0 million up to and including $4.0 million, 4% over $4.0 million up to and including $5 million, 11% over $5.0 million up to and including $10.0 million, 16% over $10.0 million up to and including $15.0 million and 20% on adjusted gross gaming proceeds in excess of $15.0 million. The City of Black Hawk has imposed an annual device fee of $750 per gaming device and may revise it from time to time.

     Colorado  participates  in  multi-state  lotteries.

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado Liquor Agencies. All persons who directly or indirectly hold a 10% or more interest in, or 10% or more of the issued and outstanding capital stock of, Isle-Black Hawk, through their ownership of Casino America of Colorado, Inc. or us, must file applications and possibly be investigated by the Colorado Liquor Agencies. The Colorado Liquor Agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees from being a stockholder, director, officer or otherwise interested in some persons lending money to liquor licensees or from making loans to other liquor licensees. All licenses are revocable and transferable only in accordance with all applicable laws. The Colorado Liquor Agencies have the full power to limit, condition, suspend or revoke any liquor license and any disciplinary action could (and revocation would) have a material adverse effect upon the operations of Isle-Black Hawk, Casino America of Colorado, Inc. and us. Isle-Black Hawk holds a hotel and restaurant liquor license for its casino, hotel and restaurant operations, rather than a gaming tavern license.

     Accordingly, no person directly or indirectly interested in Isle-Black Hawk may be directly or indirectly interested in most other types of liquor licenses, and specifically cannot be directly or indirectly interested in an entity that hold a gaming tavern license. The remedies of certain lenders may be limited by applicable liquor laws and regulations.

NEVADA

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations and ordinances. We are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and the City of Las Vegas. The Nevada Commission, the Nevada Board and the City of Las Vegas are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

     Our subsidiary that operates Lady Luck-Las Vegas, Gemini, Inc. ("Gemini"), is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. Gemini is licensed to conduct nonrestricted gaming operations. Our wholly owned subsidiary LL Holding Corporation ("LLHC") is registered as an intermediary company and has been found suitable to own the stock of Gemini. We are registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and have been found suitable to own the stock of LLHC. Gemini is a corporate licensee and LLHC is a registered intermediary company (each individually a "Gaming Subsidiary" and collectively, the "Gaming Subsidiaries") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and the Gaming Subsidiaries have obtained from the Nevada Commission the various registrations, approvals, permits and licenses (individually a "Gaming License" and collectively, "Gaming Licenses") required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate an individual who has a material relationship to, or material involvement with us or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of ours who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us or the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     We and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by us and the Gaming Subsidiaries must be reported to, or approved by, the Nevada Commission and/or the Nevada Board.

     If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the Gaming Licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, us, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Lady Luck-Las Vegas and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any Gaming License or the appointment of a supervisor could (and revocation of any Gaming License would) materially adversely affect our gaming operations.

     Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have its suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or our operations, any of our gaming affiliates, or any other action that the Nevada commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable in a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

      We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on us.

     We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. In August 2001, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). However the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the one-year period. The Shelf Approval also applies to any affiliated company wholly owned by us ("Affiliate"), which is or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval also includes approval to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiaries ("Stock Restrictions"). The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of us through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby it obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring shares of the Registered Corporation.


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

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability.

FLORIDA

     On June 15, 1995, the Florida Department of Business and Professional Regulation, acting through its division of pari-mutuel wagering (the "Florida
Division"), issued its final order approving Pompano Park as a pari-mutuel wagering permit holder for harness and quarter horse racing at Pompano Park. The Florida Division approved Pompano Park's license to conduct a total of 152 live evening performances for the season beginning July 1, 2002 to June 30, 2003.

Although we do not presently intend to conduct quarter horse racing operations at Pompano Park, we may do so in the future, subject to Florida Division approval. The Florida Division must approve any transfer of 10% or more of stock of a pari-mutuel racing permit holder such as Pompano Park.

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

     Pursuant to a Florida Division order and recent enactments to the Florida Statute, Pompano Park is also authorized to conduct full-card pari-mutuel wagering on: (1) simulcast harness races from outside Florida throughout the racing season and (2) night thoroughbred races within Florida if the thoroughbred permit holder has decided to simulcast night races. Pompano Park has been granted the exclusive right in Florida to conduct full-card simulcasting of harness racing on days during which no live racing is held at Pompano Park. However, on non-race days, Pompano Park must offer to rebroadcast its simulcast signals to pari-mutuel facilities that are not thoroughbred parks. In addition, Pompano Park may transmit its live races into any dog racing or jai alai facility in Florida, including Dade and Broward counties, for intertrack wagering. The Florida Statute establishes the percentage split between Pompano
Park and the other facilities receiving such signals. Recent legislation in Florida provided certain reductions in applicable tax and license fees related to intertrack wagering on broadcasts of simulcast harness racing and thoroughbred racing. We believe that simulcast rights at Pompano Park and the recent changes in the Florida Statute are important to Pompano Park's operating results.

     The Florida Statute permits pari-mutuel facilities licensed by the Florida Division to operate card rooms in those counties in which a majority vote of the County Commission has been obtained and a local ordinance has been adopted. Pompano Park closed its card room in fiscal 2001 due to lack of profits.

NON-GAMING  REGULATION

     We are subject to certain federal, state and local safety and health, employment and environmental laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. We have not made, and do not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to our operations. For example, the Department of Transportation has promulgated regulations under the Oil Pollution Act of 1990 requiring owners and operators of certain vessels to establish through the Coast Guard evidence of financial responsibility for clean up of oil pollution. This requirement has been satisfied by proof of adequate insurance.

     Our riverboats operated in Louisiana and Iowa must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and hold U.S. Coast Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and requires licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat's Certificate of Documentation and Inspection could preclude its use as a riverboat casino. Each of our riverboats is inspected annually and, every five years, is subject to dry-docking for inspection of its hull, which could result in a temporary loss of service.

     The barges are inspected by third parties and certified with respect to stability and single compartment flooding integrity. Our casino barges must also meet local fire safety standards. We would incur additional costs if any of our gaming facilities were not in compliance with one or more of these regulations.

     Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. Substantial penalties can be imposed against us if we fail to comply with these regulations.

     All of our shipboard employees, even those who have nothing to do with our operation as a vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act that, among other things, exempts those employees from state limits on workers' compensation awards.

ITEM  2.        PROPERTIES

The  Isle-Bossier  City

     We own approximately 38 acres of land in Bossier City, Louisiana for use in connection with the Isle-Bossier City and we own a 225-room hotel on approximately 10.5 acres of land located 2.5 miles east of the Isle-Bossier City.

The  Isle-Lake  Charles

     We own approximately 2.7 acres and lease approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This lease currently expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.5 million per year and is subject to increases based on the Consumer Price Index and construction of hotel facilities on the property.

The  Isle-Biloxi

     We lease the Biloxi berth from the Biloxi Port Commission at an annual rent of the greater of $500,000 or 1% of the gross gaming revenue net of state and local gaming taxes. The lease terminates on July 1, 2004 and we have the option to renew it for seven additional terms of five years each subject to increases based on the cost of living index.

     We lease our land-based facilities from the City of Biloxi at an annual rent of $530,000 per year, plus 3% of the Isle-Biloxi's gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2004, but it is renewable at our option for five additional terms of five years each and a sixth option renewal term, concluding on January 31, 2034, subject to rent increases based on the Consumer Price Index. In April 1994, we entered into an addendum to this lease that requires us to pay 4% of our gross non-gaming revenue, net of sales tax, complimentaries and discounts.

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

The  Isle-Lula

     We lease approximately 1,000 acres of land in Coahoma County, Mississippi and utilize approximately 50 acres in connection with the operations of the Isle-Lula. Unless terminated by us at an earlier date, the lease expires in 2033. Rent under the lease is currently 5.5% of gross gaming revenue as established by the Mississippi Gaming Commission, as well as $3,333 per month for the hotel. We also own approximately 100 acres in Coahoma County, which may be utilized for future development.

The  Isle-Natchez

     Through numerous lease agreements, we lease approximately 64 acres of land in Natchez, Mississippi that is used in connection with the operations of the Isle-Natchez. Unless terminated by us at an earlier date, the lease expiration dates vary from 2002-2037. Rents under the leases currently total approximately $60,000 per month. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We also own approximately 6 acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

The  Isle-Tunica

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

The  Isle-Vicksburg

     We own approximately 13.1 acres of land in Vicksburg, Mississippi for use in connection with the Isle-Vicksburg. We own an additional 13 acres of land in Vicksburg on which we operate off-site parking and a recreational vehicle park. We also entered into a lease for approximately five acres of land adjacent to the Isle-Vicksburg to be used for additional parking.

The  Isle-Boonville

     We entered into a lease agreement with the City of Boonville Under the terms of agreement, we lease the site for a period of 99 years. We were required to pay $1.7 million to the City of Boonville as a lump sum rent payment during construction of the casino. There is no rent due after the casino opening date.

     During the one year period after the casino opening date, after the City of Boonville has received $0.8 million in admission fees, we will receive a dollar for dollar rebate, up to $0.2 million, of the lump sum rent for every additional dollar which the City of Boonville receives from the admission fees. As of April 28, 2002, the City of Boonville has received $1.0 million in admission fees.

The  Isle-Kansas  City

     We lease approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City. The term of the lease is 5 years and we have the option to renew the lease for 8 additional terms of 5 years each. Rent under the lease is currently $3 million per year, subject to the higher of $3 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

The  Isle-Bettendorf

     We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of the Isle-Bettendorf. We also lease approximately 8 acres of land on a month-to-month basis from an entity owned by members of Bernard Goldstein's family, including Robert S. Goldstein and Jeffrey
D. Goldstein, which we utilize for parking and warehouse space. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $23,360 per month.

The  Isle-Marquette

     We lease the dock site in Marquette, Iowa that is used in connection with the operations of the Isle-Marquette. The lease expires in 2019, and rent under the lease is currently $15,000 per month, plus $1.00 per passenger, plus 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less sate wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million. We also lease approximately 5 acres of land used for the employee parking lot. That is a year-to-year lease that renews every August 15th, and rent is currently $833 per month. We also own approximately 25 acres of land for the pavilion, hotel, satellite offices, warehouse, lots by the marina, and other property.

The  Rhythm  City-Davenport

     We lease approximately 12 acres of land in Davenport, Iowa used in connection with the operations of Rhythm City-Davenport and own a 191-room hotel on approximately one acre of land located several blocks northeast of the Rhythm City-Davenport.

The  Isle-Black  Hawk

     The Isle-Black Hawk owns approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with the Isle-Black Hawk.

The  Lady  Luck-Las  Vegas

     We own and lease approximately 186,000 square feet of land in Las Vegas, Nevada for use in connection with the Lady Luck Las-Vegas including a 792-room hotel.

Pompano  Park

     We  own  approximately  220  acres  at  Pompano  Park.

Other

     We own all of the riverboats and barges utilized at our facilities. We also own or lease all of our gaming and non-gaming equipment.

     We lease our corporate office in Biloxi and our corporate office in Boca Raton, Florida.

     We have various property leases and options to either lease or purchase property which are not directly related to our existing operations which may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects.

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

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in our favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The plaintiffs have amended the petition and continue to pursue this matter. We intend to vigorously defend this suit. In addition, a similar action was recently filed against the City of Bossier City, challenging the validity of its contracts with Louisiana Riverboat Gaming Partnership and other casinos. Exceptions have been filed requiring joinder of all interested parties, including Louisiana Riverboat Gaming Partnership. We believe the claims are without merit and we intend to continue to vigorously defend this suit along with the other interested parties.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately $2.1 billion drachma (which was approximately $5.6 million as of April 28, 2002 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. The court granted summary judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue vigorously defending the claims asserted in this action.

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

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Annual  Meeting  of  Stockholders
---------------------------------

     The Annual Meeting of Stockholders was held October 2, 2001 at which time the following matters were submitted to a vote of the stockholders:

     (1)     To  elect  eight  persons  to the Company's Board of Directors; and

     (2) To ratify the Company's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending April 28, 2002.

     At the Annual Meeting of Stockholders, each of the following individuals were elected to serve as directors of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:




NAME                 FOR         WITHHOLD  AGAINST
-------------------  ----------  --------  -------

Bernard Goldstein .  29,053,387   861,517        -
John M. Gallaway. .  29,118,598   796,306        -
Allan B. Solomon. .  29,101,714   813,190        -
Robert S. Goldstein  29,780,697   134,207        -
Alan J. Glazer. . .  29,859,876    55,028        -
Emanuel Crystal . .  29,843,176    71,728        -
Randolph Baker. . .  29,859,876    55,028        -
Jeffrey Goldstein..  29,089,697   825,207        -


     The voting on the other matters as ordered at the Annual Meeting of Stockholders was as follows:



MATTER                          FOR         WITHHOLD  AGAINST
------------------------------  ----------  --------  -------

Selection of Ernst & Young LLP  29,855,219     3,419   56,266

                                     PART II
                                     -------

ITEM  5.      MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                  STOCKHOLDERS'  MATTERS.

(a)     Market  Information.  Our  common  stock is traded on the
        -------------------
        Nasdaq National Market under the symbol "ISLE". The following table presents the high and low closing sales prices for our common stock as reported by the Nasdaq National Market for the fiscal periods indicated.




                                       HIGH    LOW
                                       ------  ------
Fiscal Year Ended April 27, 2003
First Quarter (through June 14, 2002)  $22.89  $16.50

Fiscal Year Ended April 28, 2002
First Quarter . . . . . . . . . . . .  $10.25  $ 7.75
Second Quarter. . . . . . . . . . . .    9.24    6.49
Third Quarter . . . . . . . . . . . .   16.17    8.82
Fourth Quarter. . . . . . . . . . . .   21.50   14.42

Fiscal Year Ended April 29, 2001
First Quarter . . . . . . . . . . . .  $17.25  $12.63
Second Quarter. . . . . . . . . . . .   16.63   10.13
Third Quarter . . . . . . . . . . . .   11.75    7.44
Fourth Quarter. . . . . . . . . . . .   10.69    8.00

(b)     Holders  of Common Stock.  As of June 14, 2002, there were 1,320 holders
        ------------------------
        of  record  of  our  common  stock.

(c)     Dividends.  We have never declared or paid any dividends with respect to
        ---------
        our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of the company. In addition, our Senior Secured Credit Facility and the indentures governing our 8.75% Senior Subordinated Notes and our 9.00% Senior Subordinated Notes limit our ability to pay dividends. See "Item 8-Index to Consolidated Financial Statements-Isle of Capri Casinos, Inc.-Notes to Consolidated Financial Statements-Note 8." Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1-Business-Regulatory Matters."

ITEM  6.    SELECTED  CONSOLIDATED  FINANCIAL  AND  OTHER  DATA.

     The following table presents our selected consolidated financial data for the five most recent fiscal years, which is derived from our audited consolidated financial statements and the notes to those statements. Because the data in this table does not provide all of the data contained in our financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, including the related notes contained elsewhere in this document and other data we have filed with the U.S. Securities and Exchange Commission.





                                                                                FISCAL YEAR ENDED (1)
                                                                               ----------------------
                                                                 APRIL 26,                     APRIL 25,    APRIL 30,
                                                                   1998                          1999         2000
                                               ---------------------------------------------  -----------  -----------
INCOME STATEMENT DATA:                                               (dollars in millions, except per share data)
Operating revenues:
  Casino. . . . . . . . . . . . . . . . . . .  $                                      388.2   $    424.4   $    619.4
  Rooms . . . . . . . . . . . . . . . . . . .                                          17.8         19.1         24.8
  Pari-mutuel commissions and fees. . . . . .                                          22.6         21.4         22.0
  Food, beverage and other. . . . . . . . . .                                          57.5         65.2         93.6
                                               ---------------------------------------------  -----------  -----------
    Gross revenues. . . . . . . . . . . . . .                                         486.1        530.1        759.8
    Less promotional allowances . . . . . . .                                          69.3         73.2        113.1
                                               ---------------------------------------------  -----------  -----------
      Net revenues. . . . . . . . . . . . . .                                         416.8        456.9        646.7
Operating costs and expenses:
  Casino. . . . . . . . . . . . . . . . . . .                                          76.1         77.7        116.1
  Gaming taxes. . . . . . . . . . . . . . . .                                          78.6         86.9        122.6
  Rooms.. . . . . . . . . . . . . . . . . . .                                           3.3          3.9          5.8
  Pari-mutuel.. . . . . . . . . . . . . . . .                                          16.3         15.7         16.4
  Food, beverage and other. . . . . . . . . .                                          13.4         14.2         19.1
  Marine and facilities . . . . . . . . . . .                                          26.2         28.2         39.9
  Marketing and administrative. . . . . . . .                                         108.2        121.1        167.6
  Accrued litigation settlement (reversal). .                                             -         (4.2)           -
  Valuation charge. . . . . . . . . . . . . .                                             -          5.1            -
  Preopening expenses . . . . . . . . . . . .                                             -          3.3          3.4
  Other charges . . . . . . . . . . . . . . .                                             -            -            -
  Depreciation and amortization.. . . . . . .                                          33.6         36.3         42.3
                                               ---------------------------------------------  -----------  -----------
    Total operating expenses. . . . . . . . .                                         355.7        388.2        533.2
                                               ---------------------------------------------  -----------  -----------
Operating income. . . . . . . . . . . . . . .                                          61.1         68.7        113.5
  Interest expense. . . . . . . . . . . . . .                                         (51.6)       (48.6)       (60.4)
  Interest income . . . . . . . . . . . . . .                                           4.7          2.9          4.7
  Gain on disposal of assets. . . . . . . . .                                             -            -          3.1
  Minority interest . . . . . . . . . . . . .                                           0.8          2.2         (3.7)
  Equity in income (loss) of
    unconsolidated joint ventures . . . . . .                                             -         (1.3)         0.3
                                               ---------------------------------------------  -----------  -----------
Income before income taxes and
  extraordinary loss. . . . . . . . . . . . .                                          15.0         23.9         57.5
    Income tax provision. . . . . . . . . . .                                           7.5         11.8         25.4
                                               ---------------------------------------------  -----------  -----------
Income before extraordinary loss. . . . . . .                                           7.5         12.1         32.1
  Extraordinary loss on extinguishment
    of debt, net of applicable income tax
    benefit . . . . . . . . . . . . . . . . .                                             -        (36.3)        (1.0)
                                               ---------------------------------------------  -----------  -----------
Net income (loss).. . . . . . . . . . . . . .  $                                        7.5   $    (24.2)  $     31.1
                                               =============================================  ===========  ===========
Adjusted income before extraordinary loss (2)  N/A                                            N/A          $     37.7
                                                                                                           ===========
Adjusted net income (loss) (2). . . . . . . .  N/A                                            N/A          $     36.7
                                                                                                           ===========

                                                                                              FISCAL YEAR ENDED (1)
                                                                                       ----------------------------
                                                                         APRIL 26,              APRIL 30,    APRIL 29,
                                                                           1998                     1999         2000
                                               ---------------------------------------------  -----------  -----------
INCOME STATEMENT DATA (CONTINUED):                                   (dollars in millions, except per share data)
Income (loss) per common share:
  Basic . . . . . . . . . . . . . . . . . . .  $                                       0.32   $    (1.03)  $     1.18
  Diluted.. . . . . . . . . . . . . . . . . .  $                                       0.32   $    (1.01)  $     1.11
Adjusted income per common share before
   extraordinary loss:
  Basic (2) . . . . . . . . . . . . . . . . .  N/A                                            N/A          $     1.43
  Diluted (2).. . . . . . . . . . . . . . . .  N/A                                            N/A          $     1.35
Adjusted income per common share:
  Basic (2) . . . . . . . . . . . . . . . . .  N/A                                            N/A          $     1.40
  Diluted (2).. . . . . . . . . . . . . . . .  N/A                                            N/A          $     1.32

OTHER DATA:
EBITDA (3). . . . . . . . . . . . . . . . . .  $                                       94.7   $    109.2   $    159.2
Net cash provided by (used in):
  Operating activities. . . . . . . . . . . .  $                                       65.3   $     65.2   $    130.5
  Investing activities. . . . . . . . . . . .  $                                     (119.7)  $    (52.0)  $   (258.0)
  Financing activities. . . . . . . . . . . .  $                                       55.0   $     19.5   $    210.3
Capital expenditures. . . . . . . . . . . . .  $                                       65.5   $     95.0   $    104.6

OPERATING DATA:
Number of slot machines (4) . . . . . . . . .                                         4,912        6,009       12,018
Number of table games (4).. . . . . . . . . .                                           242          217          413
Number of hotel rooms (4) . . . . . . . . . .                                           842        1,271        2,538
Average daily occupancy rate. . . . . . . . .                                          91.3%        93.4%        84.9%

BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . .  $                                       52.5   $     85.1   $    168.0
Total assets. . . . . . . . . . . . . . . . .                                         615.7        676.5      1,305.5
Long-term debt, including current portion . .                                         442.1        532.8        962.9
Stockholders' equity. . . . . . . . . . . . .                                          86.1         62.0        155.5




                                                APRIL 29,    APRIL 28,
                                                  2001         2002
                                               -----------  -----------
INCOME STATEMENT DATA:
Operating revenues:
  Casino. . . . . . . . . . . . . . . . . . .  $    957.1   $  1,057.0
  Rooms . . . . . . . . . . . . . . . . . . .        50.7         56.0
  Pari-mutuel commissions and fees. . . . . .        22.2         23.5
  Food, beverage and other. . . . . . . . . .       148.3        152.1
                                               -----------  -----------
    Gross revenues. . . . . . . . . . . . . .     1,178.3      1,288.6
    Less promotional allowances . . . . . . .       195.5        203.3
                                               -----------  -----------
      Net revenues. . . . . . . . . . . . . .       982.8      1,085.3
Operating costs and expenses:
  Casino. . . . . . . . . . . . . . . . . . .       192.2        203.9
  Gaming taxes. . . . . . . . . . . . . . . .       192.6        227.0
  Rooms.. . . . . . . . . . . . . . . . . . .        12.1         13.3
  Pari-mutuel.. . . . . . . . . . . . . . . .        16.2         16.8
  Food, beverage and other. . . . . . . . . .        32.0         35.8
  Marine and facilities . . . . . . . . . . .        63.6         70.0
  Marketing and administrative. . . . . . . .       249.9        274.5
  Accrued litigation settlement (reversal). .           -          2.6
  Valuation charge. . . . . . . . . . . . . .         1.0         61.4
  Preopening expenses . . . . . . . . . . . .         0.2          3.9
  Other charges . . . . . . . . . . . . . . .         8.2            -
  Depreciation and amortization.. . . . . . .        69.1         72.1
                                               -----------  -----------
    Total operating expenses. . . . . . . . .       837.1        981.3
                                               -----------  -----------
Operating income. . . . . . . . . . . . . . .       145.7        104.0
  Interest expense. . . . . . . . . . . . . .       (98.9)       (89.2)
  Interest income . . . . . . . . . . . . . .         5.1          0.9
  Gain on disposal of assets. . . . . . . . .         0.3          0.1
  Minority interest . . . . . . . . . . . . .        (6.4)        (7.7)
  Equity in income (loss) of
    unconsolidated joint ventures . . . . . .        (0.2)           -
                                               -----------  -----------
Income before income taxes and
  extraordinary loss. . . . . . . . . . . . .        45.6          8.1
    Income tax provision. . . . . . . . . . .        20.5          3.8
                                               -----------  -----------
Income before extraordinary loss. . . . . . .        25.1          4.3
  Extraordinary loss on extinguishment
    of debt, net of applicable income tax
    benefit . . . . . . . . . . . . . . . . .           -         (4.3)
                                               ----------  ------------
Net income (loss).. . . . . . . . . . . . . .  $     25.1   $        -
                                               ==========  ============
Adjusted income before extraordinary loss (2)  $     35.0   $     (4.3)
                                               ==========  ============
Adjusted net income (loss) (2). . . . . . . .  $     35.0   $        -
                                               ==========  ============

                                                  FISCAL YEAR ENDED (1)
                                               ------------------------
                                                 APRIL 29, .  APRIL 28,
                                                     2001         2002
                                               -----------  -----------
INCOME STATEMENT DATA (CONTINUED):
Income (loss) per common share:
  Basic . . . . . . . . . . . . . . . . . . .  $     0.84   $        -
  Diluted.. . . . . . . . . . . . . . . . . .  $     0.80   $        -
Adjusted income per common share before
   extraordinary loss:
  Basic (2) . . . . . . . . . . . . . . . . .  $     1.17   $     0.15
  Diluted (2).. . . . . . . . . . . . . . . .  $     1.11   $     0.15
Adjusted income per common share:
  Basic (2) . . . . . . . . . . . . . . . . .  $     1.17   $        -
  Diluted (2).. . . . . . . . . . . . . . . .  $     1.11   $        -

OTHER DATA:
EBITDA (3). . . . . . . . . . . . . . . . . .  $    224.2   $    241.3
Net cash provided by (used in):
  Operating activities. . . . . . . . . . . .  $     74.2   $    153.6
  Investing activities. . . . . . . . . . . .  $   (225.4)  $   (100.5)
  Financing activities. . . . . . . . . . . .  $     59.9   $     53.2
Capital expenditures. . . . . . . . . . . . .  $    159.3   $     98.3

OPERATING DATA:
Number of slot machines (4) . . . . . . . . .      13,604       14,649
Number of table games (4).. . . . . . . . . .         395          383
Number of hotel rooms (4) . . . . . . . . . .       3,912        3,869
Average daily occupancy rate. . . . . . . . .        85.3%        85.0%

BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . .  $     76.7   $     76.6
Total assets. . . . . . . . . . . . . . . . .     1,382.9      1,340.2
Long-term debt, including current portion . .     1,039.1      1,009.3
Stockholders' equity. . . . . . . . . . . . .       166.0        159.2






OPERATING DATA BY PROPERTY
                                              FISCAL YEAR ENDED
                                            ----------------------
                                                  APRIL 25,          APRIL 30,    APRIL 29,    APRIL 28,
                                                     1999               2000         2001         2002
                                            ----------------------  -----------  -----------  -----------
PROPERTY (DATE OPENED OR ACQUIRED):                                    (dollars in millions)
ISLE-BOSSIER CITY (MAY 1994)
  Net Revenue. . . . . . . . . . . . . . .  $               117.7   $    143.3   $    136.1   $    120.1
  EBITDA (2) . . . . . . . . . . . . . . .                   32.8         43.4         37.6         28.8
ISLE-LAKE CHARLES (JULY 1995)
  Net Revenue. . . . . . . . . . . . . . .                  153.7        177.2        185.9        193.9
  EBITDA (2) . . . . . . . . . . . . . . .                   43.0         52.1         58.2         51.0
ISLE-BILOXI (AUGUST 1992)
  Net Revenue. . . . . . . . . . . . . . .                   88.4         86.9         82.4         81.7
  EBITDA (2) . . . . . . . . . . . . . . .                   24.9         23.5         22.4         21.9
ISLE-LULA (MARCH 2000)
  Net Revenue. . . . . . . . . . . . . . .                      -         18.3         88.5         90.6
  EBITDA (2) . . . . . . . . . . . . . . .                      -          6.4         25.3         25.0
ISLE-NATCHEZ (MARCH 2000)
  Net Revenue. . . . . . . . . . . . . . .                      -          6.5         36.3         35.2
  EBITDA (2) . . . . . . . . . . . . . . .                      -          2.2         11.3         10.7
ISLE-TUNICA (JULY 1999)
  Net Revenue. . . . . . . . . . . . . . .                      -         20.0         28.2         30.4
  EBITDA (2) . . . . . . . . . . . . . . .                      -         (3.5)        (8.0)        (1.5)
ISLE-VICKSBURG (AUGUST 1993)
  Net Revenue. . . . . . . . . . . . . . .                   50.0         61.2         61.3         58.2
  EBITDA (2) . . . . . . . . . . . . . . .                   14.5         20.0         22.3         18.5
ISLE-BOONVILLE (DECEMBER 2001)
  Net Revenue. . . . . . . . . . . . . . .                      -            -            -         25.9
  EBITDA (2) . . . . . . . . . . . . . . .                      -            -            -          4.2
ISLE-KANSAS CITY (JUNE 2000)
  Net Revenue. . . . . . . . . . . . . . .                      -            -         59.8         89.1
  EBITDA (2) . . . . . . . . . . . . . . .                      -            -          2.9         16.8
ISLE-BETTENDORF (MARCH 2000)
  Net Revenue. . . . . . . . . . . . . . .                      -         14.8         88.7         95.4
  EBITDA (2) . . . . . . . . . . . . . . .                      -          3.0         24.5         29.0
ISLE-MARQUETTE (MARCH 2000)
  Net Revenue. . . . . . . . . . . . . . .                      -          5.9         33.6         37.0
  EBITDA (2) . . . . . . . . . . . . . . .                      -          1.6          6.5          9.0
RHYTHM CITY-DAVENPORT (OCTOBER 2000)
  Net Revenue. . . . . . . . . . . . . . .                      -            -         30.0         57.2
  EBITDA (2) . . . . . . . . . . . . . . .                      -            -          2.4         12.0
ISLE-BLACK HAWK (57% OWNED)(DECEMBER 1998)
  Net Revenue. . . . . . . . . . . . . . .                   20.9         85.2        100.1        108.3
  EBITDA (2) . . . . . . . . . . . . . . .                    5.1         25.2         34.0         36.6
LADY LUCK-LAS VEGAS (SEPTEMBER 2000)
  Net Revenue. . . . . . . . . . . . . . .                      -            -         25.5         33.7
  EBITDA (2) . . . . . . . . . . . . . . .                      -            -          1.3         (4.7)
CORPORATE/OTHER(4)
  Net Revenue. . . . . . . . . . . . . . .                   26.1         27.4         26.4         28.6
  EBITDA (2) . . . . . . . . . . . . . . .                  (11.1)       (14.7)       (16.5)       (16.0)
                                            ----------------------  -----------  -----------  -----------
TOTAL
  Net Revenue. . . . . . . . . . . . . . .  $               456.8   $    646.7   $    982.8   $  1,085.3
  EBITDA (2) . . . . . . . . . . . . . . .                  109.2        159.2        224.2        241.3


(1) The data presented for fiscal years prior to fiscal 1999 is not comparable to other fiscal years presented because it does not include the operating results of the Isle-Black Hawk that opened December 30, 1998. The data presented for fiscal years prior to fiscal 2000 is not comparable to other fiscal years presented because it does not include the operating results of the Isle-Tunica that opened July 26, 1999 and the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, and the Isle-Marquette that we acquired on March 2, 2000. The data presented for fiscal years prior to fiscal 2001 is not comparable to other fiscal years presented because it does not include the operating results of the Isle-Kansas City that we acquired on June 6, 2000, the Lady Luck-Las Vegas that we acquired on September 12, 2000, and the Rhythm City-Davenport that we acquired on October 10, 2000. The data presented for fiscal years prior to fiscal 2002 is not comparable to other fiscal years presented because it does not include the operating results of the Isle-Boonville that opened on December 6, 2001.

(2)  Excludes  amortization  of  goodwill  and  other  intangible  assets.

(3) EBITDA, or "earnings before interest, income taxes, depreciation and amortization," is a supplemental financial measurement used by Isle of Capri in the evaluation of its business. EBITDA is defined as net income (loss) plus (a) income taxes, (b) interest expense (net of interest income), (c) depreciation and amortization and (d) intercompany management fees. Additionally, EBITDA has been adjusted for the following non-recurring items: (a) accrued litigation settlement reversal, (b) valuation charge, (c) restructuring charge and (d) preopening expenses as reflected in our consolidated financial statements and notes to those statements. EBITDA also excludes equity in income (loss) of unconsolidated joint ventures and minority interest. These adjustments to EBITDA are allocated to Isle of Capri and its subsidiaries based on the entity giving rise to the adjustment. However, EBITDA should only be read in conjunction with all of our financial data summarized above and our consolidated financial statements and notes to those statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere in this annual report on Form 10-K. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with GAAP), but because it is a widely acceptedfinancial indicator of a company's ability to incur and service debt.

(4)  This  data  is  as  of  the  end  of  the  respective  period.

(5) Net revenue includes pari-mutuel commissions and fees. EBITDA includes corporate overhead and other related expenses.

N/A Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-K.

CRITICAL  ACCOUNTING  POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 1 to our consolidated financial statements. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity:

GOODWILL

     At April 28, 2002, we had a net goodwill and other intangible asset balances of $364.6 million, representing 27% of total assets. Effective April 30, 2002, we elected to adopt Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which established a new method of testing goodwill and other intangible assets using a fair-value based approach and does not permit amortization of goodwill as was previously required. Upon adoption, amortization of goodwill and other intangible assets ceased. Amortization would have been $15.6 million for the fiscal year ended April 28, 2002.

     SFAS 142 requires that goodwill and other intangible assets be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the Company below its book value. Should circumstances change or events occur to indicate that the fair market value of the Company has fallen below its book value, management must then compare the estimated fair value of goodwill and other intangible assets to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash component of operating income. We completed our impairment test as required under SFAS 142 and determined that goodwill and other intangible assets are not impaired. This test required comparison of our estimated fair value at April 28, 2002 to our book value, including goodwill and other intangible assets. The estimated fair value includes estimates of future cash flows which are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition.


PROPERTY  AND  EQUIPMENT

     At April 28, 2002, we had a net property and equipment balance of $803.5 million, representing 60% of total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

     For the fourth quarter 2002, we determined that we would not be able to recover the net book value of the Isle-Tunica or the Lady Luck-Las Vegas based on current real estate and market conditions and recent offers to purchase the properties. As a result, we recognized an impairment charge of $59.2 million in the fourth quarter of fiscal 2002. The post-impairment carrying value less estimated costs to sell of approximately $21.5 million, and we anticipate that we will continue to use these assets until sold or otherwise disposed of.

SELF  INSURANCE  LIABILITIES

     We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers' compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for these liabilities based on claims filed and estimates of claims incurred but not reported. While the total cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments.

SLOT  CLUB  AWARDS

    We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the outstanding value of the awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards. Such a change would be recognized as a non-cash component of net revenues.


GENERAL

SIGNIFICANT  EVENTS

     Fiscal Year  2002
-              The  Isle-Boonville  opened  December  6,  2001.
- On November 16, 2001, the Isle-Black Hawk entered into a $90.0 million secured credit facility, that is non-recourse debt
- to the Isle of Capri, primarily for the purpose of funding the redemption of the 13% First Mortgage Notes.
- On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012.
- On April 26, 2002, the Company amended the existing $650.0 million Amended and Restated Senior Credit Facility with a $500.0 million Senior Secured Credit Facility. The Senior Credit Facility provides for a $250.0 million revolving credit Facility maturing on April 25, 2007 and a $250.0 million term loan facility maturing on April 25, 2008.
- A valuation charge totaling $61.4 million was recorded in fourth quarter of fiscal 2002 reflecting the impairment charge of $59.2 million relating to the Isle-Tunica and the Lady Luck-Las Vegas. Also included was an impairment charge of $2.2 million relating to marine assets.

     Fiscal Year  2001
-              The  Isle-Black  Hawk  opened  its 237 room hotel in August 2000.
-              The  Isle-Tunica  opened  its  227  room  hotel in November 2000.
-              The  Isle-Lake  Charles  opened its 252 room hotel November 2000.
               Renovations
- The Isle-Kansas City was renovated in the third and fourth quarters of fiscal 2001.
- The Rhythm City-Davenport was renovated in the third and fourth quarters of fiscal 2001.
- The Isle-Lula was renovated in the third and fourth quarters of fiscal 2001.

-              The  Rhythm City-Davenport closed due to flooding from April 18 -
               May  20,  2002.
-              The  Isle-Marquette closed due to flooding from April 18 - May 2,
               2002.

     Our results of operations for the fiscal year ended April 28, 2002 reflect the consolidated operations of all of our subsidiaries and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas and Pompano Park. Results also include the Isle-Boonville subsequent to its opening in December 2001.

     Our results of operations for the fiscal year ended April 29, 2001 reflect the consolidated operations of all of our subsidiaries and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Bettendorf, the Isle-Marquette, the Isle-Black Hawk and Pompano Park. Results also include the Isle-Kansas City subsequent to its purchase in June 2000, the Lady Luck-Las Vegas subsequent to its purchase in September 2000 and the Rhythm City-Davenport subsequent to its purchase in October 2000.

     We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets, as new gaming facilities open and existing gaming facilities add to or enhance their facilities.

     On March 14, 2002, we announced that our Board of Directors authorized us to embark on plans to sell or otherwise dispose of the Isle-Tunica and the Lady Luck-Las Vegas properties. We recorded a pre-tax asset impairment charge of approximately $61.4 million in our fiscal fourth quarter ended April 28, 2002. This charge consists of $59.2 million related to the write-down of the Isle-Tunica and the Lady Luck-Las Vegas properties and $2.2 million related to the write-down of barges and hulls held by us for sale. The impairment loss on the write-down of assets, net of tax, was approximately $39.9 million, or $1.41 per diluted share.

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  APRIL 28, 2002 COMPARED TO FISCAL YEAR ENDED APRIL 29, 2001

     Gross revenue for the fiscal year ended April 28, 2002, was $1.3 billion, which included $1.1 billion of casino revenue, $56.0 million of rooms revenue, $23.5 million of pari-mutuel commissions and $152.2 million of food, beverage and other revenue. This compares to gross revenue for the fiscal year ended April 29, 2001, of $1.2 billion, which included $957.1 million of casino revenue, $50.7 million of rooms revenue, $22.2 million of pari-mutuel commissions and $148.3 million of food, beverage and other revenue.

     Casino revenue increased $99.8 million or 10.4% when compared to the prior year. This is the result of the $31.2 million increase in casino revenue at the Isle-Kansas City due to the renovations that improved the property in the prior year and a full year of operations (the Isle-Kansas City was acquired in June
2000), $28.7 million increase in casino revenue at the Rhythm City-Davenport, which was acquired in October 2000, and the addition of $25.0 million in casino revenue from the Isle-Boonville which opened in December 2001. These positive variances from the prior year were partially offset by the $16.2 million decline in casino revenue at the Isle-Bossier City, primarily attributable to the heightened competition in that market resulting from the opening of Hollywood Casino's gaming facility and additional hotel rooms at Harrah's gaming facility during our 2001 fiscal third quarter.

     The rooms revenue increase of $5.2 million or 10.3% over the prior year was the result of new hotels being completed in the prior year at the Isle-Black Hawk in August 2000, and the Isle-Tunica and the Isle-Lake Charles in November 2000. Additionally, the Lady Luck-Las Vegas had a full year of operations in the current year. The Lady Luck-Las Vegas property was acquired in September 2000.

     Food, beverage and other revenue increased $3.9 million when compared to the prior year primarily as a result of a $3.5 million increase in food, beverage and other revenue at the Rhythm City-Davenport due to the full year of operations, $3.0 million in such revenue generated by the Isle-Boonville that opened in the third fiscal quarter of this year, partially offset by the $2.2 million decline in such revenue at the Isle-Biloxi. Pari-mutuel commissions and fees have remained stable compared to the prior year.

     Casino operating expenses for the fiscal year ended April 28, 2002, totaled $203.9 million, or 19.3% of casino revenue, versus $192.2 million, or 20.1% of casino revenue, for the fiscal year ended April 29, 2001. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is commensurate with the increase in casino revenue.

     For the fiscal year ended April 28, 2002, state and local gaming taxes totaled $227.1 million, or 21.5% of casino revenue, compared to $192.6 million, or 20.1% of casino revenue, for the fiscal year ended April 29, 2001, which is consistent with each state's gaming tax rate for the applicable fiscal years. The increase of $34.5 million in gaming taxes or 17.9% was primarily the result of the increases in casino revenue at the Isle-Kansas City, the Rhythm City-Davenport and the Isle-Boonville. The increase was also due to higher tax rates at our Louisiana properties. Legislation was passed during the 2001 Louisiana legislative session that increased the gaming tax for operators from 18.5% to 21.5%. This 3% increase was effective immediately in the Lake Charles market and at the rate of 1% per year in the Bossier City market.

     Operating expenses for the fiscal year ended April 28, 2002, also included room expenses of $13.3 million or 23.8% of gross room revenue from the hotels at all casino properties except the Isle-Boonville compared to $12.1 million or 23.8% of gross room revenue for the fiscal year ended April 29, 2001, for the same properties. The $1.3 million or 10.5% increase in rooms expense was equivalent to the increase in rooms revenue.

     Pari-mutuel operating costs of Pompano Park totaled $16.8 million for the fiscal year ended April 28, 2002, compared to $16.2 million for the fiscal year ended April 29, 2001. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. Pari-mutuel operating costs as a percentage of pari-mutuel revenues have remained relatively stable at 71.4% for the fiscal year ended April 28, 2002, compared to 73.2% for the fiscal year ended April 29, 2001.

     Food, beverage and other expenses totaled $35.8 million for the fiscal year ended April 28, 2002, compared to $32.0 million for the fiscal year ended April 29, 2001. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses. Food, beverage and other operating expenses as a percentage of gross food, beverage and other revenues increased from 21.6% for the fiscal year ended April 29, 2001, to 23.5% for the fiscal year ended April 28, 2002 as a result of the start up costs of the restaurants at Isle-Boonville which opened December 6, 2001, and a full year of operating results of Lady Luck-Las Vegas, acquired in September 2000 in the prior fiscal year. Lady Luck-Las Vegas's food and beverage expense expressed as a result of food and beverage revenue is significantly higher than other Isle properties.

     Marine and facilities expenses totaled $70.0 million, or 6.5% of net revenue, for the fiscal year ended April 28, 2002, versus $63.6 million, or 6.5% of net revenue, for the fiscal year ended April 29, 2001. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. The $6.4 million or 10.0% increase in marine and facility expenses are in line with the 10.4% increase in net revenue during the same period. Marine and facilities expenses as a percentage of net revenue have remained stable at 6.5% for the fiscal years ended April 28, 2002, and April 29, 2001.

     Marketing and administrative expenses totaled $274.6 million, or 25.3% of net revenue, for the fiscal year ended April 28, 2002, versus $249.9 million, or 25.4% of net revenue, for the fiscal year ended April 29, 2001. Marketing expenses included salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The $24.7 million or 9.9% increase in marketing and administrative expense is in line with the increase in net revenue. Marketing and administrative expenses as a percentage of net revenue have remained stable.

     The valuation charge for the fiscal year ended April 28, 2002, totaling $61.4 million reflects the impairment charge of $59.2 million relating to the Isle-Tunica and the Lady Luck-Las Vegas which adjusts their net book values to estimated fair values less estimated costs to sell. Also included in fiscal 2002 was an impairment charge of $2.2 million relating to marine assets that have been in storage for future development that will be offered for sale in fiscal 2003. In fiscal 2003, in connection with the sale or other disposition of the Isle-Tunica and the Lady Luck-Las Vegas, we expect to pay approximately $2.0 million related to involuntary termination costs. We expect to recognize these costs as expenses and to fund these costs through existing cash flows from operations before the end of calendar 2002. The valuation allowance for the fiscal year ended April 29, 2001, totaling $1.0 million consisted of the write-down of certain marine assets held for development or sale to their net realizable value.


     Preopening expenses of $3.9 million for the fiscal year ended April 28, 2002, and $0.2 million for the fiscal year ended April 29, 2001, represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Boonville in December 2001.

     For the prior fiscal year ended April 29, 2001, other charges totaling $8.2 million included a $3.0 million loss due to the write-off of abandoned expansion projects assets at the Isle-Biloxi, a $2.9 million loss due to the termination of the Enchanted Capri joint venture as a result of Bankruptcy Court filings by Commodore Holdings, Ltd., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture, a $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi, and a $0.9 million loss relating to the write-off of the theater production contracts at the Isle-Tunica.

     Depreciation and amortization expense was $72.1 million for the fiscal year ended April 28, 2002, and $69.1 million for the fiscal year ended April 29, 2001. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. Depreciation expense increased by $17.7 million compared to the prior year consistent with an increase in fixed assets placed into service or acquired. This increase was partially offset by the elimination of the amortization of goodwill and other intangible assets of $14.7 million in 2002 due to our early adoption of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective April 30, 2001. During the fourth quarter of fiscal 2002, we reclassified the Isle-Tunica's and the Lady Luck-Las Vegas' property and equipment as assets held for sale under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" due to the impairment of the assets. Under this classification, we will no longer depreciate these assets. We estimate that the benefit from suspending depreciation associated with the assets held for sale will be approximately $7.1 million in fiscal 2003.

     Interest expense was $88.3 million for the fiscal year ended April 28, 2002, net of capitalized interest of $1.3 million and interest income of $0.9 million, versus $93.8 million for the fiscal year ended April 29, 2001, net of capitalized interest of $3.8 million and interest income of $5.1 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $9.7 million net of interest income of $0.2 million related to the Isle-Black Hawk is included in interest expense for the fiscal year ended April 28, 2002. This compares to interest expense of $11.1 million net of capitalized interest of $0.7 million and interest income of $0.2 million for the fiscal year ended April 29, 2001.

     Our effective tax rate was 46.5% prior to extraordinary items for the fiscal year ended April 28, 2002, and 44.9% for the fiscal year ended April 29, 2001, which includes the effects of non-deductible goodwill amortization for income tax purposes. The effective tax rate for the fiscal year ended April 28, 2002, was relatively high as a result of the relatively low state income tax benefit rate related to the impairment of assets at the Isle-Tunica and the Lady Luck-Las Vegas.

FISCAL  YEAR  ENDED  APRIL 29, 2001 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2000

     Gross revenue for the fiscal year ended April 29, 2001, was $1.2 billion, which included $957.1 million of casino revenue, $50.7 million of rooms revenue, $22.2 million of pari-mutuel commissions and $148.3 million of food, beverage and other revenue. This compares to gross revenue for the previous fiscal year ended April 30, 2000, of $759.8 million, which included $619.4 million of casino revenue, $24.8 million of room revenue, $22.1 million of pari-mutuel commissions and $93.6 million of food, beverage and other revenue.

     Casino revenue increased $337.8 million or 54.5% primarily as a result of a full year of operations of the former Lady Luck properties and the Isle-Tunica, approximately 11 months of operating results from the acquisition of the Isle-Kansas City, approximately eight months of operating results from the acquisition of the Lady Luck-Las Vegas, approximately seven months of results from the acquisition of the Rhythm City-Davenport, and the improvements at the Isle-Black Hawk and the Isle-Lake Charles. Room revenue and food, beverage and other revenue have increased primarily as a result of the acquisitions of the former Lady Luck properties, the Isle-Kansas City, the Lady Luck-Las Vegas, and the Rhythm City-Davenport, and the opening of new hotels at the Isle-Black Hawk, the Isle-Tunica and the Isle-Lake Charles. Pari-mutuel commissions and fees have remained stable compared to the prior year.

     Casino operating expenses for the fiscal year ended April 29, 2001, totaled $192.2 million, or 20.1% of casino revenue, versus $116.1 million, or 18.7% of casino revenue, for the fiscal year ended April 30, 2000. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue for the combined original Isle of Capri properties.

     Operating expenses for the fiscal year ended April 29, 2001, also included room expenses of $12.1 million or 23.8% of gross room revenue from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, the Isle-Marquette, the Isle-Tunica, the Isle-Black Hawk, the Lady Luck-Las Vegas and the Rhythm City-Davenport compared to $5.8 million or 23.5% of gross room revenue for the fiscal year ended April 30, 2000, from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Lula, the Isle-Bettendorf, the Isle-Natchez and the Isle-Marquette. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the fiscal year ended April 29, 2001, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $192.6 million, or 20.1% of casino revenue, compared to $122.6 million, or 19.8% of casino revenue, for the fiscal year ended April 30, 2000, which is consistent with each state's gaming tax rate for the applicable fiscal years. For the fiscal year ended April 30, 2000, state and local gaming taxes were only paid in Louisiana, Mississippi, Iowa and Colorado. Legislation was passed that allowed Louisiana riverboats which had been required, including the riverboats at the Isle-Lake Charles, to conduct cruises to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5%.

     Pari-mutuel operating costs of Pompano Park totaled $16.2 million for the fiscal year ended April 29, 2001, compared to $16.4 million for the fiscal year ended April 30, 2000. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. Pari-mutuel operating costs as a percentage of pari-mutuel revenues have remained relatively stable at 73.2% for the fiscal year ended April 29, 2001, compared to 74.4% for the fiscal year ended April 30, 2000.

     Food, beverage and other expenses totaled $32.0 million for the fiscal year ended April 29, 2001, compared to $19.1 million for the fiscal year ended April 30, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food and beverage and other operating expenses as a percentage of gross food, beverage and other revenues increased from 20.4% for the fiscal year ended April 30, 2000, to 21.6% for the fiscal year ended April 29, 2001. This was attributable to the inclusion of eight months of operations of the Lady Luck-Las Vegas operations in the downtown Las Vegas market, whose food and beverage expense is significantly higher than other Isle properties. The increase was also due to the start up costs related to the opening of food and beverage outlets related to the opening of hotels at the Isle-Lake Charles and the Isle-Tunica and the newly acquired outlets at the Isle-Kansas City that were not converted to Isle standards until the fourth quarter 2001.

     Marine and facilities expenses totaled $63.6 million for the fiscal year ended April 29, 2001, versus $39.9 million for the fiscal year ended April 30, 2000. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. These expenses have increased as a result of the increase in the number of properties operated by us and continued expansion of our facilities. Marine and facilities expenses as a percentage of net revenue have remained relatively stable at 6.5% for the fiscal year ended April 29, 2001, compared to 6.2% for the fiscal year ended April 30, 2000.

     Marketing and administrative expenses totaled $249.9 million, or 25.4% of net revenue, for the fiscal year ended April 29, 2001, versus $167.6 million, or 25.9% of net revenue, for the fiscal year ended April 30, 2000. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses as a dollar amount have increased as a result of the expansion in the number of properties operated by us and continued expansion of our facilities, but as a percentage of net revenue have slightly decreased.

     Preopening expenses of $0.2 million for the fiscal year ended April 29, 2001, and $3.4 million for the fiscal year ended April 30, 2000, represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Boonville in December
2001  and  the  Isle-Tunica  in  July  1999.

     The other charges of $8.2 million includes a $3.0 million loss due to the write-off of abandoned expansion projects assets at the Isle-Biloxi, a $2.9 million loss due to the termination of the Enchanted Capri joint venture as a result of Bankruptcy Court filings by Commodore Holdings, Ltd., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture, a $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi, and a $0.9 million loss relating to the write-off of the theater production contracts at the Isle-Tunica.

     The valuation allowance totaling $1.0 million reflects the write-down of marine assets held for development or sale to their net realizable value.

     Depreciation and amortization expense was $69.1 million for the fiscal year ended April 29, 2001, and $42.3 million for the fiscal year ended April 30, 2000. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The 63.2% increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service or acquired.

     Interest expense was $93.8 million for the fiscal year ended April 29, 2001, net of capitalized interest of $3.8 million and interest income of $5.1 million, versus $55.6 million for the year ended April 30, 2000, net of capitalized interest of $2.4 million and interest income of $4.8 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $11.5 million net of capitalized interest of $0.7 million and interest income of $0.2 million related to the Isle-Black Hawk is included in interest expense in fiscal 2001. This compares to interest expense of $10.8 million, net of capitalized interest of $1.1 million and interest income of $0.4 million in fiscal 2000.

     Our results of operations for the fiscal year ended April 29, 2001, included a gain on sale of assets of $0.3 million compared to $3.1 million for the fiscal year ended April 30, 2000. Both gains related to the sale of an option to purchase 135 acres of land adjacent to Pompano Park.

     Our effective tax rate was 44.9% prior to extraordinary items for the fiscal year ended April 29, 2001, and 44.3% for the fiscal year ended April 30, 2000, which includes the effects of non-deductible goodwill amortization for income tax purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At April 28, 2002, we had cash and cash equivalents of $76.6 million, compared to cash and cash equivalents of $76.7 million at April 29, 2001. The $0.1 million decrease in cash and cash equivalents is the net result of $153.6 million net cash provided by operating activities, $100.5 million net cash used in investing activities and $53.2 million net cash used in financing activities.

INVESTING  ACTIVITIES

     We invested $98.3 million in property and equipment during the fiscal year ended April 28, 2002, primarily for the development of the Isle-Boonville and implementation of a company-wide slot enhancement program. Approximately $21.3 million was expended on capital expenditures which enhance the value to the property or prolongs its useful life. The following table reflects expenditures for property and equipment on major projects:





                                                                      ACTUAL              PROJECTED
                                                      ------------------------------  --------------
                                                              FISCAL YEAR    FISCAL YEAR     FISCAL YEAR
                                                            ENDED 4/29/01    ENDED 4/28/02   ENDED 4/27/03
                                                      --------------------  --------------  --------------
                                                                     (DOLLARS IN MILLIONS)
PROPERTY                      PROJECT
----------------------------  ------------------------------

Isle-Boonville . . . . . . .  Develop casino                  $         25.6  $         35.7  $ 1.0
Isle-Kansas City . . . . . .  Renovations                               12.6             1.5      -
Isle-Lake Charles. . . . . .  Construct hotel                           24.4             0.4      -
Isle-Tunica. . . . . . . . .  Construct hotel & 2 theaters              31.4             1.0      -
Isle-Black Hawk (57% owned).  Construct hotel                            7.1               -      -
Lady Luck-Las Vegas. . . . .  Renovations                                1.4             1.4    0.2
Lady Luck Properties.. . . .  Convert to Isle                           31.8             2.7      -
Rhythm City-Davenport. . . .  Renovations                               17.5             1.6      -
All Properties . . . . . . .  Slot program                                 -            32.7   30.3
All Properties . . . . . . .  Enhancement                                7.4            21.3   33.4
                                                              --------------  --------------  -----
                      Total.                                 $         159.2  $         98.3  $64.9
                                                             ===============  ==============  =====



    In May 2000, we acquired the Isle-Boonville and spent 19 months developing the casino project. We opened the facility in December 2001. The total investment in this casino project is approximately $71.0 million which includes the purchase price of $11.5 million, a portion of which was allocated to goodwill. Approximately $6.6 million of preopening and other expenditures were incurred through the opening of the facility. As of April 28, 2002, we have spent $67.9 million on this project.

      We made $21.3 million in capital improvements during fiscal 2002 to maintain our existing facilities and remain competitive in our markets and $32.7 million for our slot enhancement program. We expect to make $33.4 million in capital improvements during fiscal 2003 to maintain our existing facilities and remain competitive in our markets and $30.3 million for our slot enhancement program.

FINANCING  ACTIVITIES

     During  the  fiscal  year  ended  April 28, 2002, we used net cash of $53.2 million  in  the  following  financing  activities:
- We borrowed $50.0 million under the "Greenshoe Option" on our term loans that was used to reduce the revolving credit facility portion of our senior credit facility.
- The Isle-Black Hawk borrowed $80.0 million under a new secured credit facility and used the proceeds primarily to redeem $75.0 million in principal outstanding and to pay $4.9 million in payment premiums on its 13% first mortgage notes.
- We issued $200.0 million in 9% senior subordinated notes due 2012 and used the proceeds to partially repay our senior credit facility.
- We entered into an amended and restated credit facility which refinanced our prior facility.
- We made principal payments on our senior credit facility and other debt as well as premium payments for the early retirement of debt of $596.7 million mainly from refinancings and new borrowings.
-     We  made  net  reductions  to  our  line  of  credit  of  $18.0  million.
-     We  purchased  1.1  million  shares of our common stock at a total cost of
      $8.0  million  and  made  cash  distributions  to   a  minority  partner
      totaling  $7.7  million.

     On June 18, 2001, we exercised the "Greenshoe Option" under our $600.0 million senior credit facility to add $50.0 million of additional term loans under the same terms, conditions and covenants to bring the total senior credit facility to $650.0 million. Proceeds from the loans were used to reduce outstanding borrowings under our $125.0 million revolving loan facility.

     On November 16, 2001, the Isle-Black Hawk entered into a $90.0 million secured credit facility that is non-recourse debt to us primarily for the purpose of funding the redemption of the 13% first mortgage notes. The secured credit facility provides for a $10.0 million revolving credit facility, a $40.0 million Tranche A term loan maturing on November 16, 2005 and a $40.0 million
Tranche B term loan maturing on November 16, 2006. The Isle-Black Hawk is required to make quarterly principal payments on the term loan portions of the new credit facility that began in March 2002. Such payments on the Tranche A term loan initially will be $2.0 million per quarter with scheduled increases to $2.5 million per quarter commencing March 2003 and to $3.0 million per quarter commencing March 2005. Such payments on the Tranche B term loan initially will be $0.1 million per quarter with a scheduled increase to $9.6 million per quarter commencing March 2006.

     On December 18, 2001, the Isle-Black Hawk redeemed all of its outstanding 13% first mortgage notes in the principal amount of $75.0 million. The redemption price of the first mortgage notes was 106.5% of the principal amount plus accrued and unpaid interest to the date of redemption, equaling a redemption price of $1,065 for each $1,000 principal amount of notes, plus accrued and unpaid interest. We recorded an extraordinary loss of $2.4 million, net of taxes of $1.4 million, during the fiscal year ended April 28, 2002, on the extinguishment of the first mortgage notes related to the payment of early payment premiums and the write-off of debt acquisition costs.

   On March 27, 2002, we issued $200.0 million of 9% senior subordinated notes due 2012. These notes are guaranteed by all of our significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. The 9% notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all of our existing and future senior subordinated debt, including the $390.0 million in aggregate principal amount of our 8.75% senior subordinated notes. Interest on the 9% notes is payable semi-annually on each March 15 and September 15 through maturity. Interest payments for both the 8.75% notes and the 9% notes total $26.1 million semi-annually. Proceeds from the 9% notes of $195.0 million were used to partially repay the term loans under the senior credit facility. We recorded an extraordinary loss of $1.9 million, net of taxes of $1.3 million, during the fiscal year ended April 28, 2002, on the partial repayment of the senior credit facility related to the write-off of debt acquisition costs.

     On April 26, 2002, we entered into an amended and restated senior credit facility which refinanced our prior facility. This amended and restated senior credit facility consists of a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008. We are required to make quarterly principal payments on the $250.0 million term loan portion of our amended and restated senior credit facility. Such payments are initially $625,000 per quarter starting in June 2002 and increase to $59.4 million per quarter beginning in June 2007. In addition, we are required to make substantial quarterly interest payments on the outstanding balance of our amended and restated senior credit facility. The proceeds were used to refinance $336.8 million of the prior facility.

     Our amended and restated senior credit facility, among other things, restricts our ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, our credit facility requires us to meet certain financial ratios and tests, including: a minimum consolidated net worth test, a maximum consolidated total leverage test, a maximum consolidated senior leverage test, and a minimum consolidated fixed charge coverage test. As of April 28, 2002, we were in compliance with all debt covenants.

     We expect that available cash and cash from future operations, as well as borrowings under our amended and restated senior credit facility, will be sufficient to fund future expansion and planned capital expenditures, service senior debt and meet working capital requirements. There is no assurance that we will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in its existing markets. In addition, the indentures governing our 8.75% notes and our 9% notes restrict, among other things, our ability to borrow money, create liens, make restricted payments and sell assets.

     We are highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for capital improvements at our existing properties and development of new properties. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

Subsequent  Event

Proposed  Stock  Offering

     On May 24, 2002, we filed a registration statement with the SEC for a proposed offering of up to 6,152,500 shares of our common stock (which includes 802,500 shares to cover over-allotments). We would sell up to 4,802,500 of such shares and certain stockholders, consisting of Bernard Goldstein, our Chairman and Chief Executive Officer, and certain members of his family and affiliated entities would sell up to the remaining 1,350,000 shares. The registration statement relating to these shares has not become effective, and we can give no assurances that it will become effective. In addition, we can provide no assurances as to whether any such offering will ultimately occur, the timing of any such offering or the price at which any shares may be sold, and therefore, the amount of proceeds we might raise.

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS 143 will not have a material impact on our financial position or results of consolidated operations.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of the Statement will have a significant impact on our financial position and results of consolidated operations.

ITEM  7A.  QUANTITATIVE  AND QUALITATIVE   DISCLOSURES  ABOUT  MARKET  RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior credit facility and the Isle-Black Hawk's secured credit facility.

SENIOR  CREDIT  FACILITY
     We entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of our variable rate debt to a fixed-rate basis for the next one to two years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $200.0 million or 61.5% of our variable rate term debt outstanding under our senior credit facility as of April 28, 2002. We evaluate the effectiveness of these hedged transactions on a quarterly basis. The interest rate swaps terminate as follows: $50.0 million in 2003 and $150.0 million in 2004. We found no portion of the hedging instruments to be ineffective during the fiscal year ended April 28, 2002. Accordingly, no gain or losses have been recognized on these cash flow hedges.

ISLE-BLACK  HAWK'S  SECURED  CREDIT  FACILITY
     The Isle-Black Hawk entered into three interest rate swap agreements in the fourth quarter of fiscal 2002 that effectively convert portions of their variable rate debt to a fixed-rate basis for the next three years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 51.3% of their variable rate term debt outstanding under the Isle-Black Hawk's secured credit facility as of April 28, 2002. The interest rate swaps terminate in 2005. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the fiscal year ended April 28, 2002. Accordingly, no gain or losses have been recognized on these cash flow hedges.

     The following table provides information at April 28, 2002, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.





                                                INTEREST RATE SENSITIVITY
                                        PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                               AVERAGE INTEREST (SWAP) RATE
FISCAL YEAR
(dollars in millions)                                                   2003     2004    2005    2006    2007
---------------------------------------------------------------  ------------  -------  ------  ------  ------
LIABILITIES
Long-term Debt, including Current Portion
   Fixed Rate . . . . . . . . . . . . . . . . . . . . . . . . .  $       2.8   $  2.8   $ 2.5   $ 1.5   $ 1.3
   Average interest rate. . . . . . . . . . . . . . . . . . . .          8.9%     8.8%    8.8%    8.8%    8.8%

   Variable Rate. . . . . . . . . . . . . . . . . . . . . . . .  $      11.4   $ 12.9   $13.4   $21.4   $31.3
   Average interest rate. . . . . . . . . . . . . . . . . . . .          5.4%     7.3%    8.2%    8.6%    8.8%

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest Rate Swaps
   Pay Fixed/Receive Variable . . . . . . . . . . . . . . . . .  $      50.0   $150.0   $40.0   $   -   $   -
   Average Pay Rate . . . . . . . . . . . . . . . . . . . . . .          4.8%     4.8%    4.2%      -       -
   Average Receive Rate . . . . . . . . . . . . . . . . . . . .          2.6%     4.6%    5.4%      -       -

                                             INTEREST RATE SENSITIVITY
                                     PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                             AVERAGE INTEREST (SWAP) RATE
FISCAL YEAR
                                                                                    FAIR VALUE
(dollars in millions)                                         THEREAFTER  TOTAL     4/28/02
------------------------------------------------------------  ----------  --------  --------
LIABILITIES
Long-term Debt, including Current Portion
   Fixed Rate . . . . . . . . . . . . . . . . . . . . . . . . .  $596.0   $  606.4  $624.7
   Average interest rate. . . . . . . . . . . . . . . . . . . .     8.9%

   Variable Rate. . . . . . . . . . . . . . . . . . . . . . . .  $312.5   $  402.9  $404.5
   Average interest rate. . . . . . . . . . . . . . . . . . . .     8.9%

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest Rate Swaps
   Pay Fixed/Receive Variable . . . . . . . . . . . . . . . . .  $    -   $  240.0  $ (5.2)
   Average Pay Rate . . . . . . . . . . . . . . . . . . . . . .       -
   Average Receive Rate . . . . . . . . . . . . . . . . . . . .       -

ITEM  8.       INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                                                                           PAGE
                                                                          -----
ISLE  OF  CAPRI  CASINOS,  INC.

Report of Independent Auditors                                               63
Consolidated Balance Sheets, April 28, 2002 and April 29, 2001               64
Consolidated  Statements  of  Operations,  Years ended April 28, 2002,
     April 29, 2001 and April 30, 2000                                       65
Consolidated  Statements  of  Stockholders'  Equity, Years ended
     April 28, 2002, April  29,  2001  and  April  30,  2000                 66
Consolidated  Statements  of  Cash  Flows, Years ended April 28, 2002,
     April 29, 2001 and April 30, 2000                                       67
Notes to Consolidated Financial Statements                                   69

                         REPORT OF INDEPENDENT AUDITORS

The  Board  of  Directors  and  Stockholders
Isle  of  Capri  Casinos,  Inc.

     We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 28, 2002 and April 29, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 28, 2002, April 29, 2001 and April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 28, 2002 and April 29, 2001, and the consolidated results of its operations and its cash flows for the years ended April 28, 2002, April 29, 2001 and April 30, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, the Isle of Capri Casinos, Inc. adopted Statement of Financial Accounting Standards No. 142 in the year ended April 28, 2002.



                                   ERNST  &  YOUNG  LLP

New  Orleans,  Louisiana
June  7,  2002




                                           ISLE OF CAPRI CASINOS, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    ASSETS
                                                                                         APRIL 28,    APRIL 29,
                                                                                           2002         2001
                                                                                        -----------  -----------
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   76,597   $   76,659
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,857        9,203
     Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        4,700
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,235       14,536
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . . .      15,113       16,359
     Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,572            -
                                                                                        -----------  -----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .     136,374      121,457
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     803,507      872,168
Other assets:
     Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        2,860
     Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     305,850      291,755
     Other intangible assets.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      58,744       66,411
     Deferred financing costs, net of accumulated amortization of $7,984 in 2002 and
          $8,533 in 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,730       21,856
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,677        4,300
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,944        2,100
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,397            -
                                                                                        -----------  -----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,340,223   $1,382,907
                                                                                        ===========  ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . .  $   14,176   $   20,936
     Accounts payable trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,541       22,635
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,276        9,521
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . . .      47,186       35,653
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . . .      15,673       14,963
           Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,993            -
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . . .      11,903       12,616
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,862       43,222
                                                                                        -----------  -----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . . .     158,610      159,546
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . . .     995,123    1,018,185
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       15,563
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,302        9,670
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,990       13,902
Stockholders' equity:
          Preferred stock, $.01 par value; 2,000 shares authorized; none issued. . . .           -            -
          Common stock, $.01 par value; 45,000 shares authorized; shares issued and
             outstanding: 31,826 at April 28, 2002 and 30,615 at April 29, 2001. . . .         314          306
          Class B common stock, $.01 par value; 3,000 shares authorized; none issued .           -            -
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .     135,432      129,408
          Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,352)      (1,800)
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,753       54,788
          Accumulated other comprehensive loss, net of income tax benefit of
          $2,364 in 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,061)           -
                                                                                        -----------  -----------
                                                                                           185,086      182,702
     Treasury stock, 3,107 shares at April 28, 2002 and 1,959 shares at April 29, 2001     (25,888)     (16,661)
                                                                                        -----------  -----------
          Total stockholders' equity.. . . . . . . . . . . . . . . . . . . . . . . . .     159,198      166,041
                                                                                        -----------  -----------
          Total liabilities and stockholders' equity.. . . . . . . . . . . . . . . . .  $1,340,223   $1,382,907
                                                                                        ===========  ===========

                             See notes to consolidated financial statements.




                                          ISLE OF CAPRI CASINOS, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 FISCAL YEAR ENDED
                                                                                -------------------
                                                                      APRIL 28,        APRIL 29,    APRIL 30,
                                                                        2002             2001         2000
                                                                 -------------------  -----------  -----------
Revenues:
     Casino . . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,056,967   $  957,147   $  619,351
     Rooms. . . . . . . . . . . . . . . . . . . . . . . . . . .              55,957       50,734       24,809
     Pari-mutuel commissions and fees . . . . . . . . . . . . .              23,534       22,152       22,064
     Food, beverage and other . . . . . . . . . . . . . . . . .             152,187      148,315       93,572
                                                                 -------------------  -----------  -----------
          Gross revenues. . . . . . . . . . . . . . . . . . . .           1,288,645    1,178,348      759,796
          Less promotional allowances . . . . . . . . . . . . .             203,334      195,547      113,092
                                                                 -------------------  -----------  -----------
                  Net revenues. . . . . . . . . . . . . . . . .           1,085,311      982,801      646,704
Operating expenses:
     Casino . . . . . . . . . . . . . . . . . . . . . . . . . .             203,855      192,209      116,105
     Gaming taxes . . . . . . . . . . . . . . . . . . . . . . .             227,067      192,571      122,572
     Rooms. . . . . . . . . . . . . . . . . . . . . . . . . . .              13,345       12,072        5,824
     Pari-mutuel. . . . . . . . . . . . . . . . . . . . . . . .              16,806       16,212       16,406
     Food, beverage and other.. . . . . . . . . . . . . . . . .              35,774       31,988       19,089
     Marine and facilities. . . . . . . . . . . . . . . . . . .              70,024       63,644       39,862
     Marketing and administrative.. . . . . . . . . . . . . . .             274,560      249,888      167,584
     Accrued litigation settlement. . . . . . . . . . . . . . .               2,600            -            -
     Valuation charge . . . . . . . . . . . . . . . . . . . . .              61,362        1,032            -
     Preopening expenses. . . . . . . . . . . . . . . . . . . .               3,871          176        3,420
     Other charges. . . . . . . . . . . . . . . . . . . . . . .                   -        8,165            -
     Depreciation and amortization. . . . . . . . . . . . . . .              72,064       69,112       42,346
                                                                 -------------------  -----------  -----------
          Total operating expenses. . . . . . . . . . . . . . .             981,328      837,069      533,208
                                                                 -------------------  -----------  -----------
Operating income. . . . . . . . . . . . . . . . . . . . . . . .             103,983      145,732      113,496
     Interest expense.. . . . . . . . . . . . . . . . . . . . .             (89,177)     (98,943)     (60,413)
     Interest income. . . . . . . . . . . . . . . . . . . . . .                 850        5,107        4,780
     Gain on disposal of assets . . . . . . . . . . . . . . . .                 125          271        3,106
     Minority interest. . . . . . . . . . . . . . . . . . . . .              (7,676)      (6,357)      (3,700)
     Equity in income (loss) of unconsolidated joint ventures..                 (38)        (162)         259
                                                                 -------------------  -----------  -----------
Income before income taxes and extraordinary loss . . . . . . .               8,067       45,648       57,528
     Income tax provision . . . . . . . . . . . . . . . . . . .               3,753       20,504       25,473
                                                                 -------------------  -----------  -----------
Income before extraordinary loss. . . . . . . . . . . . . . . .               4,314       25,144       32,055
Extraordinary loss on extinguishment of debt, net of
     income tax benefit of $2,672 in 2002, $0 in 2001
     and $634 in 2000 . . . . . . . . . . . . . . . . . . .. .               (4,349)           -         (984)
                                                                 -------------------  -----------  -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $              (35)  $   25,144   $   31,071
                                                                 ===================  ===========  ===========


Earnings (loss) per common share - basic:
  Income before extraordinary loss. . . . . . . . . . . . . . .  $             0.15   $     0.84   $     1.22
  Extraordinary loss, net of income taxes . . . . . . . . . . .               (0.15)           -        (0.04)
                                                                 -------------------  -----------  -----------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $                -   $     0.84   $     1.18
                                                                 ===================  ===========  ===========

Earnings (loss) per common share - assuming dilution:
  Income before extraordinary loss. . . . . . . . . . . . . . .  $             0.15   $     0.80   $     1.15
  Extraordinary loss, net of income taxes.. . . . . . . . . . .               (0.15)           -        (0.04)
                                                                 -------------------  -----------  -----------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $                -   $     0.80   $     1.11
                                                                 ===================  ===========  ===========

  Weighted average basic shares . . . . . . . . . . . . . . . .              28,162       29,894       26,327
  Weighted average diluted shares . . . . . . . . . . . . . . .              29,765       31,513       27,925

                               See notes to consolidated financial statements.




                                            ISLE OF CAPRI CASINOS, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)


                                                                                 ACCUM.
                                                                                 OTHER
                                 SHARES OF               ADDITIONAL   UNEARNED    COMPRE-                 RETAINED
                                  COMMON      COMMON      PAID-IN     COMPEN-    HENSIVE     TREASURY    EARNINGS
                                   STOCK       STOCK      CAPITAL     SATION       LOSS       STOCK     (DEFICIT)
                                 ---------  -----------  ----------  ---------  ----------  ----------  ----------
Balance, April 25, 1999 . . . .     23,569  $       236  $  63,146   $      -   $       -   $       -   $  (1,427)
Exercise of stock options
   and warrants . . . . . . . .        500            5      2,727          -           -           -           -
Issuance of common stock
   for acquisition. . . . . . .      6,300           63     59,699          -           -           -           -
Net income. . . . . . . . . . .          -            -          -          -           -           -      31,071
                                 ---------  -----------  ----------  ---------  ----------  ----------  ----------
Balance, April 30, 2000 . . . .     30,369          304    125,572          -           -           -      29,644
Exercise of stock options . . .        246            2      1,136          -           -           -           -
Grant of nonvested stock. . . .          -            -      2,700     (2,700)          -           -           -
Purchase of treasury stock. . .          -            -          -          -           -     (16,661)          -
Amortization of unearned
   compensation.. . . . . . . .          -            -          -        900           -           -           -
Net income. . . . . . . . . . .          -            -          -          -           -           -      25,144
                                 ---------  -----------  ----------  ---------  ----------  ----------  ----------
Balance, April 29, 2001 . . . .     30,615          306    129,408     (1,800)          -     (16,661)     54,788
Net loss. . . . . . . . . . . .          -            -          -          -           -           -         (35)
Unrealized loss on interest
   rate swap contracts, net of
   income tax benefit of $2,364          -            -          -          -      (4,061)          -           -
                                 ---------  -----------  ----------  ---------  ----------  ----------  ----------
Comprehensive loss. . . . . . .          -            -          -          -      (4,061)          -         (35)
Exercise of stock options
   and warrants . . . . . . . .      1,211            8      6,096          -           -      (1,205)          -
Grant of nonvested stock. . . .          -            -        (72)        72           -           -           -
Amortization of unearned
   compensation . . . . . . . .          -            -          -        376           -           -           -
Purchase of treasury stock. . .          -            -          -          -           -      (8,022)          -
                                 ---------  -----------  ----------  ---------  ----------  ----------  ----------
Balance, April 28, 2002 . . . .     31,826  $       314  $ 135,432   $ (1,352)  $  (4,061)  $ (25,888)  $  54,753
                                 =========  ===========  ==========  =========  ==========  ==========  ==========





                                       TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                 ---------------
Balance, April 25, 1999 . . . .  $       61,955
Exercise of stock options
   and warrants . . . . . . . .           2,732
Issuance of common stock
   for acquisition. . . . . . .          59,762
Net income. . . . . . . . . . .          31,071
                                 ---------------
Balance, April 30, 2000 . . . .         155,520
Exercise of stock options . . .           1,138
Grant of nonvested stock. . . .               -
Purchase of treasury stock. . .         (16,661)
Amortization of unearned
   compensation.. . . . . . . .             900
Net income. . . . . . . . . . .          25,144
                                 ---------------
Balance, April 29, 2001 . . . .         166,041
Net loss. . . . . . . . . . . .             (35)
Unrealized loss on interest
   rate swap contracts, net of
   income tax benefit of $2,364          (4,061)
                                 ---------------
Comprehensive loss. . . . . . .         166,006
Exercise of stock options
   and warrants . . . . . . . .           4,899
Grant of nonvested stock. . . .               -
Amortization of unearned
   compensation . . . . . . . .             376
Purchase of treasury stock. . .          (8,022)
                                 ---------------
Balance, April 28, 2002 . . . .  $      159,198
                                 ===============

                             See notes to consolidated financial statements.




                                         ISLE OF CAPRI CASINOS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)


                                                                               FISCAL YEAR ENDED
                                                                              -------------------
                                                                     APRIL 28,        APRIL 29,    APRIL 30,
                                                                       2002             2001         2000
                                                                -------------------  -----------  -----------
OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . .  $              (35)  $   25,144   $   31,071
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . .              72,064       69,112       42,346
     Amortization of deferred financing costs. . . . . . . . .               3,863        4,388        2,969
     Amortization of unearned compensation . . . . . . . . . .                 376          900            -
     Gain on disposal of assets. . . . . . . . . . . . . . . .                (125)        (271)      (3,106)
     Other charges.. . . . . . . . . . . . . . . . . . . . . .                   -        8,165            -
     Valuation charge. . . . . . . . . . . . . . . . . . . . .              61,362        1,032            -
     Deferred income taxes . . . . . . . . . . . . . . . . . .              12,291       11,068       17,410
     Equity in (income) loss of unconsolidated joint venture..                  38          162         (259)
     Extraordinary loss (net of income taxes). . . . . . . . .               4,349            -          984
     Minority interest . . . . . . . . . . . . . . . . . . . .               7,676        6,358        3,700
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . . . . .                (654)      (2,020)         363
          Income tax receivable. . . . . . . . . . . . . . . .               4,700       (4,700)       8,143
          Prepaid expenses and other assets. . . . . . . . . .               1,246       (6,475)      (1,666)
          Accounts payable and accrued liabilities.. . . . . .             (13,536)      (38,713)      28,526
                                                                -------------------  -----------  -----------
Net cash provided by operating activities. . . . . . . . . . .             153,615       74,150      130,481

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . . . . . .             (98,344)    (159,326)    (104,568)
Net cash paid for acquisitions . . . . . . . . . . . . . . . .                   -     (111,399)    (119,355)
Sale of short-term investments.. . . . . . . . . . . . . . . .                   -       39,044      (39,044)
Proceeds from sales of assets. . . . . . . . . . . . . . . . .                 125          271        6,134
Investments in and advances to joint ventures. . . . . . . . .              (1,055)      (1,324)         196
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .                 623        1,256        2,559
Prepaid deposits and other . . . . . . . . . . . . . . . . . .              (1,827)       6,100       (3,879)
                                                                -------------------  -----------  -----------
Net cash used in investing activities. . . . . . . . . . . . .            (100,478)    (225,378)    (257,957)

FINANCING ACTIVITIES:
Proceeds from debt . . . . . . . . . . . . . . . . . . . . . .             580,000        2,238      475,061
Net proceeds from (reduction in) line of credit. . . . . . . .             (18,000)      93,000            -
Principal payments on debt and cash paid to retire debt. . . .            (596,697)     (19,021)    (258,078)
Deferred financing costs . . . . . . . . . . . . . . . . . . .              (7,631)        (779)      (9,384)
Purchase of treasury stock . . . . . . . . . . . . . . . . . .              (8,022)     (16,659)           -
Proceeds from exercise of stock options and warrants . . . . .               4,830        1,136        2,732
Cash distribution to minority partner. . . . . . . . . . . . .              (7,679)           -            -
                                                                -------------------  -----------  -----------
Net cash (used in) provided by financing activities. . . . . .             (53,199)      59,915      210,331

Net increase (decrease) in cash and cash equivalents . . . . .                 (62)     (91,313)      82,855
Cash and cash equivalents at beginning of period . . . . . . .              76,659      167,972       85,117
                                                                -------------------  -----------  -----------
Cash and cash equivalents at end of period . . . . . . . . . .  $           76,597   $   76,659   $  167,972
                                                                ===================  ===========  ===========



                              See notes to consolidated financial statements.




                                      ISLE OF CAPRI CASINOS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                             (IN THOUSANDS)


                                                                         FISCAL YEAR ENDED
                                                                        -------------------
                                                               APRIL 28,        APRIL 29,    APRIL 30,
                                                                 2002             2001         2000
                                                          -------------------  -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments (receipts) for:
  Interest . . . . . . . . . . . . . . . . . . . . . . .  $           77,821   $   99,620   $   52,090
  Income taxes . . . . . . . . . . . . . . . . . . . . .              (6,439)      22,337       (1,933)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Other:
  Construction costs funded through accounts payable . .                   -        2,809        2,453
Acquisitions of businesses:
     Fair value of assets acquired . . . . . . . . . . .                   -      189,772      496,417
     Less fair value of liabilities assumed. . . . . . .                   -      (78,373)    (317,300)
     Less stock issued . . . . . . . . . . . . . . . . .                   -            -      (59,762)
                                                          -------------------  -----------  -----------
     Net cash payment. . . . . . . . . . . . . . . . . .                   -      111,399      119,355


                               See notes to consolidated financial statements

                                  ISLE OF CAPRI CASINOS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION
Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States. The Company wholly owns and operates thirteen gaming facilities located in Bossier City and Lake Charles, Louisiana; Biloxi, Lula, Natchez Vicksburg, and Tunica, Mississippi; Boonville and Kansas City, Missouri; Bettendorf, Marquette and Davenport, Iowa; and Las Vegas, Nevada. The Company also owns a 57% interest in and receives a management fee for operating a gaming facility in Black Hawk, Colorado. All but two of these gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. In addition, the Company wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.


FISCAL  YEAR-END
The Company's fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days (26) in each quarter. Periodically, this system necessitates a 53-week year and fiscal 2000 was one such year. Fiscal 2002 commenced on April 30, 2001 and ended on April 28, 2002.

PRINCIPLES  OF  CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates that are 50% or less owned are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

USE  OF  ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH  AND  CASH  EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash equivalents are placed primarily with high-credit-quality financial institutions. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

INVENTORIES
Inventories generally consist of food and beverage and retail merchandise, and are stated at the lower of cost or market. Cost is determined by the weighted average method.

PROPERTY  AND  EQUIPMENT
Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:




                                        YEARS
                                        -------
Slot machines, software and computers.        3
Furniture, fixtures and equipment. . .     5-10
Leasehold improvements . . . . . . . .  10-39.5
Riverboats and floating pavilions. . .       25
Buildings and improvements . . . . . .     39.5

Capital leases are depreciated over the estimated useful life of the assets or the life of the lease, whichever is shorter.

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the value of licenses, trademarks and player databases acquired by the Company. Through April 29, 2001, these assets were amortized using the straight-line method, generally over a twenty-five year period. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibit the pooling-of-interest method and change the accounting for goodwill from an amortization method to an impairment-only approach. The carrying value of goodwill and other intangible assets is reviewed periodically to determine whether any impairment has occurred. The Company has elected early adoption effective April 30, 2001, and ceased the amortization of goodwill and other intangible assets at that time.

                             ISLE OF CAPRI CASINOS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

LONG-LIVED  ASSETS
The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, other than the asset impairment write-downs noted in Note 15, the Company believes that, as of April 28, 2002, there were no significant impairments of its long-lived assets.

DEFERRED  FINANCING  COSTS
The costs of issuing long-term debt are capitalized and are being amortized over the term of the related debt.

SELF  INSURANCE
The Company is self-insured for various levels of general liability, workers' compensation, and employee medical and life insurance coverage. Self-insurance reserves are estimated based on the Company's claims experience and are included in current accrued liabilities on the consolidated balance sheets.

SLOT  CLUB  AWARDS
The Company provides slot patrons with incentives based on the dollar amount of play on slot machines. An accrual has been established based on an estimate of the outstanding value of these incentives, utilizing the age and prior history of redemptions. This amount is reflected as a current accrued liability on the consolidated balance sheets.

DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

Effective April 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended. The Company utilizes derivative financial instruments to manage interest rate risk associated with variable rate borrowings. Derivative financial instruments are intended to reduce the company's exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative's fair value.

                              ISLE OF CAPRI CASINOS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

REVENUE  RECOGNITION
In accordance with gaming industry practice, the Company recognizes casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying balance sheets. Revenues from the hotel, food, beverage, entertainment, and the gift shop are recognized at the time the related service or sale is performed/made.

NET  REVENUES
Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. These amounts that are included in promotional allowances were as follows:






                                                     FISCAL YEAR ENDED
                                                     ------------------
                                            APRIL 28,       APRIL 29,   APRIL 30,
                                               2002            2001        2000
                                        ------------------  ----------  ----------
                                                        (In thousands)
     Rooms . . . . . . . . . . . . . .  $           30,569  $   25,856  $   61,265
     Food and beverage . . . . . . . .              93,192      95,325      12,365
     Other . . . . . . . . . . . . . .               3,336       3,555       1,316
     Customer loyalty programs . . . .              76,237      70,811      38,146
                                        ------------------  ----------  ----------
         Total promotional allowances.  $          203,334  $  195,547  $  113,092
                                        ==================  ==========  ==========



The estimated cost of providing such complimentary services that is included in casino expense was as follows:







                                                           FISCAL YEAR ENDED
                                                            ------------------
                                                    APRIL 28,       APRIL 29,   APRIL 30,
                                                       2002            2001        2000
                                                ------------------  ----------  ----------
                                                             (In thousands)
     Rooms . . . . . . . . . . . . . . . . . .  $           15,315  $   12,620  $    5,880
     Food and beverage . . . . . . . . . . . .              72,052      72,166      46,323
     Other . . . . . . . . . . . . . . . . . .               1,100       1,263         451
                                                ------------------  ----------  ----------
         Total cost of complimentary services.  $           88,467  $   86,049  $   52,654
                                                ==================  ==========  ==========


Effective for fiscal 2001, the Company adopted new guidance issued by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board relative to EITF Issue No.00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF Issue No. 00-14 requires the redemption of coupons for cash to be recognized as a reduction of revenue and EITF Issue No. 00-22 requires the redemption of "points" for cash to be recognized as a reduction of revenue. The Company has complied with the requirements of this new guidance in the accompanying statements of operations.

                             ISLE OF CAPRI CASINOS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

ADVERTISING
Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were $18.7 million in fiscal 2002, $21.1 million in fiscal 2001 and $14.7 million in fiscal 2000.

PREOPENING  EXPENSE
Preopening,  pre-operating and organization activities are expensed as incurred.

CAPITALIZED  INTEREST
The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

EQUITY  METHOD  OF  ACCOUNTING  FOR  INVESTMENTS
Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of their operating and financial activities.

INCOME  TAXES
Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates related to deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

EARNINGS  (LOSS)  PER  SHARE  OF  COMMON  STOCK
In accordance with the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options.

STOCK-BASED  COMPENSATION
The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related
Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                         ISLE OF CAPRI CASINOS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

CERTAIN  RISKS  AND  UNCERTAINTIES
The Company's operations are dependent on the continued licensing or qualification of the Company. Such licensing and qualification are reviewed periodically by the gaming authorities in the state of operation.

The Company receives a significant amount of its revenue from patrons within 50 miles of the properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company's results of operations could be materially affected.

RECLASSIFICATION
The consolidated financial statements for prior years reflect certain reclassifications to conform with the current year presentation.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS 143 will not have a material impact on its financial position or results of consolidated operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of consolidated operations.

                           ISLE OF CAPRI CASINOS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:







                                                  APRIL 28,   APRIL 29,
                                                     2002        2001
                                                  ----------  ----------
                                                      (In thousands)
Property and equipment:
Land and land improvements . . . . . . . . . . .  $  126,456  $  126,784
Leasehold improvements.. . . . . . . . . . . . .     117,849     110,727
Buildings and improvements.. . . . . . . . . . .     372,933     414,410
Riverboats and floating pavilions. . . . . . . .     163,399     158,246
Furniture, fixtures and equipment. . . . . . . .     259,201     224,638
Construction in progress . . . . . . . . . . . .       6,261      31,398
                                                  ----------  ----------
   Total property and equipment. . . . . . . . .   1,046,099   1,066,203
Less accumulated depreciation and amortization..     242,592     194,035
                                                  ----------  ----------
   Property and equipment, net . . . . . . . . .  $  803,507  $  872,168
                                                  ==========  ==========


Interest capitalized totaled $1.3 million in fiscal 2002, $3.8 million in fiscal 2001 and $2.4 million in fiscal 2000. Depreciation expense for property and equipment totaled $72.1 million in fiscal 2002, $54.7 million in fiscal 2001 and $35.1 million in fiscal 2000.

3.  ISLE  OF  CAPRI  BLACK  HAWK  L.L.C.

On April 25, 1997, a wholly owned subsidiary of the Company, Casino America of Colorado, formed the Isle-Black Hawk, a limited liability company, with Blackhawk Gold, Ltd., a wholly owned subsidiary of Nevada Gold & Casinos, Inc. The Isle-Black Hawk owns a casino in Black Hawk, Colorado, which opened on December 30, 1998. The Company has a 57% indirect ownership interest in the Isle-Black Hawk.

                          ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PROPERTY  HELD  FOR  SALE

Property held for sale at April 28, 2002, consists primarily of the Isle-Tunica and the Lady Luck-Las Vegas (see footnote 15). The balance also includes land in Cripple Creek, Colorado, a riverboat, a floating pavilion and several barges. Property held for sale at April 29, 2001, consists primarily of land in Cripple Creek, Colorado, a riverboat, a floating pavilion and several barges.

5.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS






Goodwill  and  other  intangible  assets  consist  of  the  following:






                                                   APRIL 28,   APRIL 29,
                                                      2002        2001
                                                   ----------  ----------
                                                       (In thousands)
Goodwill. . . . . . . . . . . . . . . . . . . . .  $  330,136  $  319,534
Gaming licenses.. . . . . . . . . . . . . . . . .      68,056      72,230
Trademarks and player database. . . . . . . . . .       5,628       5,628
                                                   ----------  ----------
      Total goodwill and other intangible assets.     403,820     397,392
Less accumulated amortization . . . . . . . . . .      39,226      39,226
                                                   ----------  ----------
      Goodwill and other intangible assets, net .  $  364,594  $  358,166
                                                   ==========  ==========


For the fiscal year ended April 28, 2002, goodwill and other intangible assets increased by $11.4 million due to the recording of the final purchase accounting adjustments for Lady Luck Las Vegas, Isle-Boonville and Rhythm City-Davenport. Goodwill for Isle-Lake Charles decreased by $5.0 million due to the elimination
of  the  valuation  allowance  related  to  the  deferred  tax   assets.  See
Note 18.

                        ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS  (CONTINUED)

The following table sets forth the pro forma effect of adoption of Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets":






                                             FISCAL YEAR ENDED
                                            -------------------
                                                 APRIL 28,       APRIL 29,   APRIL 30,
                                                   2002             2001        2000
                                            -------------------  ----------  ----------
                                                 (In thousands, except per share data)
Reported income before extraordinary loss.  $            4,314   $   25,144  $   32,055
Amortization expense, net of income taxes.                   -        9,852       5,669
                                            -------------------  ----------  ----------
Adjusted income before extraordinary loss.  $            4,314   $   34,996  $   37,724
                                            ===================  ==========  ==========

Reported net income (loss) . . . . . . . .                ($35)  $   25,144  $   31,071
Amortization expense, net of taxes . . . .                   -        9,852       5,669
                                            -------------------  ----------  ----------
Adjusted net income (loss).. . . . . . . .                ($35)  $   34,996  $   36,740
                                            ===================  ==========  ==========

Reported income per common share
    before extraordinary loss:
    Basic. . . . . . . . . . . . . . . . .  $             0.15   $     0.84  $     1.22
    Diluted. . . . . . . . . . . . . . . .  $             0.15   $     0.80  $     1.15
Reported net income per common share:
     Basic . . . . . . . . . . . . . . . .  $                -   $     0.84  $     1.18
     Diluted . . . . . . . . . . . . . . .  $                -   $     0.80  $     1.11
Adjusted income per common share
    before extraordinary loss:
    Basic. . . . . . . . . . . . . . . . .  $             0.15   $     1.17  $     1.43
    Diluted. . . . . . . . . . . . . . . .  $             0.15   $     1.11  $     1.35
Adjusted net income per common share:
     Basic . . . . . . . . . . . . . . . .  $                -   $     1.17  $     1.40
     Diluted.. . . . . . . . . . . . . . .  $                -   $     1.11  $     1.32


6.  RESTRICTED  CASH

Restricted cash consists of workers' compensation deposits in the amount of $0.5 million and various other deposits totaling $3.2 million.

7.  SELF  INSURANCE  LIABILITIES

The Company's employee-related health care benefits program, workers' compensation insurance and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. For the fiscal years ended April 28, 2002 and April 29, 2001, the Company's liabilities for unpaid and incurred but not reported claims totaled $17.7 million and $14.7 million, respectively, and are included in "Accrued liabilities - payroll and related" for health care benefits and workers' compensation insurance and in "Accrued liabilities - other" for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover future claims' payments.

                           ISLE OF CAPRI CASINOS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  LONG-TERM  DEBT


                                                                                   APRIL 28,     APRIL 29,
                                                                                     2002           2001
                                                                                ---------------  ----------
Long-term debt consists of the following:                                               (In thousands)

8.75 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .  $       390,000  $  390,000
9.00 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .          200,000           -
Senior Secured Credit Facility (described below):
   Variable rate term loan . . . . . . . . . . . . . . . . . . . . . . . . . .          250,000     461,250
   Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           75,000      93,000
13% First Mortgage Notes, issued by Isle of Capri Black Hawk L.L.C., due
   August 2004; non-recourse to Isle of Capri Casinos, Inc. (described below).                -      75,000
Isle-Black Hawk Secured Credit Facility, non-recourse to Isle of Capri
   Casinos, Inc. (described below):
   Variable rate term loans. . . . . . . . . . . . . . . . . . . . . . . . . .           77,900           -
Variable rate TIF Bonds due to City of Bettendorf (described below). . . . . .            5,929       6,493
12.5 % note payable, due in monthly installments of $125,000, including
   interest, beginning October 1997 through October 2005.. . . . . . . . . . .            4,072       4,999
8 % note payable, due in monthly installments of $66,667, including interest,
   through July 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              132         888
8 % note payable, due in monthly installments of $11,365, including interest,
   through November 2015 . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,124       1,168
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,142       6,323
                                                                                ---------------  ----------
                                                                                      1,009,299   1,039,121
Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,176      20,936
                                                                                ---------------  ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       995,123  $1,018,185
                                                                                ===============  ==========



                         ISLE OF CAPRI CASINOS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  LONG-TERM  DEBT  (CONTINUED)

8.75%  SENIOR  SUBORDINATED  NOTES
On April 23, 1999, the Company issued $390.0 million of 8.75% Senior Subordinated Notes due 2009 (the "8.75% Senior Subordinated Notes"). The 8.75% Senior Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. Interest on the 8.75% Senior Subordinated Notes is payable semi-annually on each April 15 and October 15 through maturity. The 8.75% Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after April 15, 2004 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:




YEAR                   PERCENTAGE
--------------------  -----------

2004.. . . . . . . .     104.375%
2005.. . . . . . . .     102.917%
2006.. . . . . . . .     101.458%
2007 and thereafter.     100.000%


The Company issued the 8.75% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, restricts the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, or pay dividends on or repurchase its stock or its restricted subsidiaries' stock. The Company is also restricted in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

A substantial part of the proceeds from the 8.75% Senior Subordinated Notes was used to prepay long-term debt, including all of the $315.0 million of 12.5% Senior Secured Notes due 2003. The proceeds were also used to pay prepayment premiums, accrued interest and other transaction fees and costs.

9%  SENIOR  SUBORDINATED  NOTES
On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the "9% Senior Subordinated Notes"). The 9% Senior Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all of existing and future senior subordinated debt, including the $390.0 million in aggregate principal amount of the existing 8.75% Senior Subordinated Notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after March 15, 2007 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

                         ISLE OF CAPRI CASINOS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  LONG-TERM  DEBT  (CONTINUED)




YEAR                   PERCENTAGE
--------------------  -----------

2007.. . . . . . . .     104.500%
2008.. . . . . . . .     103.000%
2009.. . . . . . . .     101.500%
2010 and thereafter.     100.000%

Additionally, the Company may redeem a portion of the Notes with the proceeds of specified equity offerings.

The Company issued the 9% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, restricts the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, or pay dividends on or repurchase its stock or its restricted subsidiaries' stock. The Company is also restricted in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

A substantial part of the proceeds from the 9% Senior Subordinated Notes was used to prepay long-term debt, including $195.0 million outstanding under the Amended and Restated Senior Credit Facility. The proceeds were also used to pay accrued interest and other transaction fees and costs.

SENIOR  SECURED  CREDIT  FACILITY
Senior  Credit  Facility
Simultaneously with the issuance of the 8.75% Senior Subordinated Notes, the Company entered into a $175.0 million five-year credit facility (the "Senior Credit Facility") comprised of a $50.0 million term loan and a $125.0 million revolver. On March 2, 2000, the Company amended and restated the Senior Credit Facility in connection with the acquisition of Lady Luck and BRDC, as well as, to provide financing for the pending acquisitions of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri and of Davis Gaming Boonville, Inc. The previous $175.0 million Senior Credit Facility was expanded under the amended and restated agreement to a $600.0 million facility ("Amended and Restated Senior Credit Facility"). On June 18, 2001, Isle of Capri exercised an option under its existing $600.0 million Amended and Restated Credit Agreement to add $50.0 million of additional term loans under the same terms, conditions and covenants to bring the total Amended and Restated Senior Credit Facility to $650.0 million.

Amended  and  Restated  Senior  Credit  Facility
The $650.0 million Amended and Restated Senior Credit Facility was comprised of a $125.0 million revolving credit facility, a $100.0 million Tranche A term loan maturing on March 2, 2005, a $226.7 million Tranche B term loan maturing on March 2, 2006, and a $198.3 million Tranche C term loan maturing on March 2,
2007. On April 26, 2002, the Company amended the existing $650.0 million Amended and Restated Senior Credit Facility with a $500.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility").

                         ISLE OF CAPRI CASINOS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  LONG-TERM  DEBT  (CONTINUED)

Senior  Secured  Credit  Facility
The Senior Secured Credit Facility provides for a $250.0 million revolving credit facility maturing on April 25, 2007 and a $250.0 million term loan facility maturing on April 25, 2008. The proceeds were used to refinance $336.8 million of the existing Amended and Restated Senior Credit Facility with the remainder being available for general corporate purposes.

At the Company's option, the revolving credit facility may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the Company's option at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.5% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.5%.

The Senior Secured Senior Credit Facility provides for certain covenants, including those of a financial nature. The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., Isle-Black Hawk, and their subsidiaries.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 28, 2002 was 6.27%.

13%  FIRST  MORTGAGE  NOTES
On August 20, 1997, Isle-Black Hawk issued $75.0 million of 13% First Mortgage Notes ("First Mortgage Notes") with contingent interest, due August 31, 2004, that was non-recourse debt to the Isle of Capri Casinos. Interest on the First Mortgage Notes was payable semi-annually on February 28 and August 31 of each year, commencing February 28, 1998. Additionally, contingent interest was payable on the First Mortgage Notes on each interest payment date, in an aggregate principal amount of 5% of the Consolidated Cash Flow (as defined in the Indenture governing the First Mortgage Notes). Every six months Isle-Black Hawk had been required to pay contingent interest in accordance with the Indenture.

The amount of contingent interest expense totaled $1.0 million in fiscal 2002, $1.5 million in fiscal 2001 and $1.1 million in fiscal 2000.

On December 18, 2001, Isle-Black Hawk redeemed all of its outstanding 13% First Mortgage Notes in the principal amount of $75.0 million. The redemption price of the First Mortgage Notes was 106.500% of the principal amount plus accrued and unpaid interest to the date of redemption, equaling a redemption price of $1,065 for each $1,000 principal amount of Notes, plus accrued and unpaid interest. Isle of Capri recorded a $2.4 million extraordinary loss, net of taxes of $1.4 million during the fiscal year ended April 28, 2002, relating to the extinguishment of the First Mortgage Notes resulting from the payment of early payment premiums and the write-off of previously recorded debt acquisition costs.

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

Isle-Black Hawk is required to make quarterly principal payments on the term loan portions of the Secured Credit Facility that commenced in March 2002. Such payments on the Tranche A term loan initially will be $2.0 million per quarter with scheduled increases to $2.5 million per quarter commencing March 2003 and to $3.0 million per quarter commencing March 2005. Such payments on the Tranche B term loan initially will be $0.1 million per quarter with a scheduled increase to $9.6 million per quarter commencing March 2006.

At Isle-Black Hawk's option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. At Isle-Black Hawk's option, the Tranche B term loan may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 4.00%.

The Secured Credit Facility provides for certain covenants, including those of a financial nature. Isle-Black Hawk was in compliance with these covenants as of April 28, 2002. The Secured Credit Facility is secured by liens on the Isle-Black Hawk's assets.

The weighted average effective interest rate of total debt outstanding under the Secured Credit Facility at April 28, 2002 was 6.82%.

                           ISLE OF CAPRI CASINOS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  LONG-TERM  DEBT  (CONTINUED)

INTEREST  RATE  SWAPS

The Company entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and four interest rate swap agreements in fiscal 2002 that effectively convert portions of the floating rate term loans to a fixed-rate, thus reducing the impact of interest-rate changes on future interest expense. The notional value of the swaps, which were designated as cash flow hedges, was $240.0 million or 73.2% of the Isle of Capri's variable rate term loans as of April 28, 2002. The interest rate swaps terminate as follows:
$50.0 million in fiscal 2003, $150.0 million in fiscal 2004 and $40.0 million in fiscal 2005.

For the fiscal year ended April 28, 2002, other comprehensive loss included $4.1 million for changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms totals $6.4 million, of which $1.2 million is recorded in other accrued current liabilities and $5.2 million is recorded in other accrued long-term liabilities in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.

At April 28, 2002, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

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

                              ISLE OF CAPRI CASINOS, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  LONG-TERM  DEBT  (CONTINUED)

OTHER
The Isle of Capri has $264.0 million in bank lines of credit including the Senior Secured Credit Facility and the Secured Credit Facility. As of April 28, 2002, Isle of Capri had $75.0 million outstanding under these lines of credit.

The Isle-Black Hawk obtained a letter of credit, as a requirement to guarantee the City of Black Hawk ("the City of Black Hawk") improvements according to the subdivision improvement agreement with the City of Black Hawk. The letter of credit, totaling $0.4 million and insured by $0.2 million of restricted cash, could be drawn upon by the City of Black Hawk for repair on the public improvements during the one-year warranty period. During the warranty period that ended in February 2002, the City of Black Hawk did not draw on the Isle-Black Hawk for repairs and the restricted cash was released in February 2002.

At  April 28, 2002, the Isle of Capri was in compliance with all debt covenants.

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:




       FISCAL YEAR ENDING
      -------------------
(In thousands)

2003. . . . . . . .  $ 14,176
2004. . . . . . . .    15,714
2005. . . . . . . .    15,911
2006. . . . . . . .    22,927
2007. . . . . . . .    32,611
Thereafter. . . . .   907,960
                   ----------
                   $1,009,299
                   ==========


                          ISLE OF CAPRI CASINOS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  COMMITMENTS

The Company leases approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. The initial term of this lease expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.5 million per year and is subject to increases based on the Consumer Price Index.

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

The Company leases approximately 1,000 acres of land in Coahoma County, Mississippi and utilizes approximately 50 acres in connection with the operations of the Isle-Lula. Unless terminated by the Company at an earlier date, the lease expires in 2033. Rent under the lease is currently 5.5 % of gross gaming revenue as established by the Mississippi Gaming Commission, as well as $3,333 per month for the Rhythm & Blues hotel.

Through numerous lease agreements, the Company leases approximately 64 acres of land in Natchez, Mississippi, which is used in connection with the operation of the Isle-Natchez. Unless terminated by the Company at an earlier date, the lease expiration dates vary from 2002-2037. Rents under the leases currently total approximately $60,000 per month. The Company also leases approximately
7.5  acres  of  land,  which  is  utilized  for  parking  at  the  facility.

                         ISLE OF CAPRI CASINOS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  COMMITMENTS  (CONTINUED)

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

The Company entered into a lease agreement with the City of Boonville ("the City of Boonville"). Under the terms of agreement, the Company leases the site for a period of 99 years. The Company was required to pay $1.7 million to the City of Boonville as lump sum rent payment during construction of the casino. There is no rent due after casino opening date.

During the one year period after the casino opening date, after the City of Boonville has received $0.8 million in admission fees. The Company will receive a dollar for dollar rebate, up to $0.2 million, of the lump sum rent for every additional dollar which the City of Boonville receives from the admission fees. As of April 28, 2002, the City of Boonville has received $1.0 million in admission fees.

Under terms of the agreement, the Company is required to make quarterly payments of 3.5% of gross revenues to a construction escrow account. The maximum amount required to be paid into the account is $1.0 million. Within two years of the casino opening date, the Company is required to commence construction of an amphitheater or a community project, funded by the escrow account. If the Company does not commence construction, the amount in the escrow account reverts to the City of Boonville. As of April 28, 2002, the Company had paid $0.7 million into the escrow account.

The Company leases approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City. The term of the lease is 5 years and we have the option to renew the lease for 8 additional terms of 5 years each. Rent under the lease is currently $3.0 million per year, subject to the higher of $3.0 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

The Company leases riverfront land from the City of Marquette, Iowa, under a lease agreement. This agreement expires in December 2019. Annual rent is $180,000 payable in equal monthly installments due on the first of each month. In addition to the base rent, the Company must also pay the following amounts:
(1) $0.50 per customer per day due the 15th day following each month and (2) 2.5% of net gambling receipts, as defined, from $20.0 million to $40.0 million, plus 5% of net gambling receipts, as defined, from $40.0 million to $60.0 million, plus 7% of net gambling receipts, as defined, in excess of $60.0 million, due annually.

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

                             ISLE OF CAPRI CASINOS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  COMMITMENTS  (CONTINUED)

Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at April 28, 2002:





                                                  CAPITAL      OPERATING
                                                  LEASES         LEASES
                                              ---------------  ----------
                                                      (In thousands)
2003 . . . . . . . . . . . . . . . . . . . .  $          403   $   13,799
2004 . . . . . . . . . . . . . . . . . . . .             384       11,287
2005 . . . . . . . . . . . . . . . . . . . .             332       10,857
2006 . . . . . . . . . . . . . . . . . . . .             318       10,409
2007 . . . . . . . . . . . . . . . . . . . .             327        9,240
Thereafter . . . . . . . . . . . . . . . . .           4,593      505,555
                                              ---------------  ----------
Total minimum lease payments . . . . . . . .  $        6,357   $  561,147
                                                               ==========
Amounts representing interest. . . . . . . .          (3,748)
                                              ---------------
Present value of net minimum lease payments.  $        2,609
                                              ===============


All future operating minimum lease payments include long-term land lease payments which have various renewal options varying between 5 to 10 years. The Company expects that the Company's properties will continue in operation and these leases will be renewed for the next 80 to 90 years. Rent expense for operating leases was approximately $39.8 million in fiscal 2002, $36.6 million in fiscal 2001 and $19.6 million in fiscal 2000. Such amounts include contingent rentals of $12.1 million in fiscal 2002, $8.5 million in fiscal 2001 and $3.0 million in fiscal 2000.

                            ISLE OF CAPRI CASINOS, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  RELATED  PARTY  TRANSACTIONS

The Company leases approximately eight acres of land on a month-to-month basis from an entity owned by members of Bernard Goldstein's family, including Robert
S. Goldstein and Jeffrey D. Goldstein, which is used for parking and warehouse space by the Isle-Bettendorf. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $23,360 per month.

The Company reimburses Alter Trading Corporation, a company owned by Robert S. Goldstein, Jeffrey D. Goldstein and other members of the Goldstein family, for annual lease payments of approximately $99,000 with respect to property leased by Alter Trading Corporation. The land was leased at the Company's request in order to secure a site for possible casino operations.

                          ISLE OF CAPRI CASINOS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMMON  STOCK

EARNINGS  (LOSS)  PER  SHARE  OF  COMMON  STOCK
The  following  table  sets  forth the computation of basic and diluted earnings
(loss)  per  share:






                                                                              FISCAL YEAR ENDED
                                                                             -------------------
                                                                      APRIL 28,       APRIL 29,    APRIL 30,
                                                                        2002             2001        2000
                                                                 -------------------  ----------  -----------
                                                                     (In thousands, except per share data)
Numerator:
     Income before extraordinary loss . . . . . . . . . . . . .  $            4,314   $   25,144  $   32,055
     Extraordinary loss, net. . . . . . . . . . . . . . . . . .              (4,349)           -        (984)
                                                                 -------------------  ----------  -----------
     Net income (loss). . . . . . . . . . . . . . . . . . . . .                 (35)      25,144      31,071
     Numerator for basic earnings (loss) per share - income
          (loss) available to common stockholders . . . . . . .                 (35)      25,144      31,071
     Effect of diluted securities.. . . . . . . . . . . . . . .                   -            -           -
                                                                 -------------------  ----------  -----------
     Numerator for diluted earnings (loss) per share-
          income (loss) available to common stockholders after
               assumed conversions. . . . . . . . . . . . . . .  $              (35)  $   25,144  $   31,071
                                                                 ===================  ==========  ===========

Denominator:
     Denominator for basic earnings (loss) per share -
          weighted - average shares . . . . . . . . . . . . . .              28,162       29,894      26,327
     Effect of dilutive securities
          Employee stock options,  warrants
             and nonvested restricted stock . . . . . . . . . .               1,603        1,619       1,598
                                                                 -------------------  ----------  -----------
     Dilutive potential common shares.. . . . . . . . . . . . .               1,603        1,619       1,598
                                                                 -------------------  ----------  -----------
     Denominator for diluted earnings (loss) per share -
          adjusted weighted - average shares and
               assumed conversions. . . . . . . . . . . . . . .              29,765       31,513      27,925
                                                                 ===================  ==========  ===========

     BASIC EARNINGS (LOSS) PER SHARE
     Income before extraordinary loss.. . . . . . . . . . . . .  $             0.15   $     0.84  $     1.22
     Extraordinary loss, net. . . . . . . . . . . . . . . . . .               (0.15)           -       (0.04)
                                                                 -------------------  ----------  -----------
     Net income.. . . . . . . . . . . . . . . . . . . . . . . .  $                -   $     0.84  $     1.18
                                                                 ===================  ==========  ===========

     DILUTED EARNINGS (LOSS) PER SHARE
     Income before extraordinary loss.. . . . . . . . . . . . .  $             0.15   $     0.80  $     1.15
     Extraordinary loss, net. . . . . . . . . . . . . . . . . .               (0.15)           -       (0.04)
                                                                 -------------------  ----------  -----------
     Net income.. . . . . . . . . . . . . . . . . . . . . . . .  $                -   $     0.80  $     1.11
                                                                 ===================  ==========  ===========


                        ISLE OF CAPRI CASINOS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMMON  STOCK  (CONTINUED)

STOCK-BASED  COMPENSATION  -  STOCK  OPTION  PLANS
Under the Company's 1992, 1993 and 2000 Stock Option Plans, as amended, a maximum of 1,058,750, 4,650,000 and 2,542,566 options, respectively, may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant.

Stock  options  outstanding  are  as  follows:





                                                          WEIGHTED               WEIGHTED               WEIGHTED
                                                          AVERAGE                 AVERAGE                AVERAGE
                                               2002      EXERCISE      2001      EXERCISE      2000     EXERCISE
                                             OPTIONS      PRICE       OPTIONS      PRICE      OPTIONS     PRICE
                                          ------------  ---------  -----------  ---------  ----------   ----------
Outstanding options at beginning of
     fiscal year. . . . . . . . . . . . .    4,166,184   $    6.72   3,920,498   $    5.29  3,959,487   $    4.48
Options granted . . . . . . . . . . . . .    1,345,384        7.15     611,250       15.47    518,200       10.25
Options exercised.. . . . . . . . . . . .   (1,202,357)       5.05    (246,374)       4.65   (380,989)       4.11
Options canceled. . . . . . . . . . . . .     (364,360)       7.34    (119,190)       8.87   (176,200)       4.49
                                           ------------             -----------             ----------
Outstanding options at end of fiscal year    3,944,851   $    7.32   4,166,184   $    6.72  3,920,498   $    5.29
                                           ============             ===========             ==========
Weighted average fair value of
     options granted. . . . . . . . . . .  $      4.21              $   11.62               $     6.78


The following table summarizes information about stock options outstanding at April 28, 2002:






                                                      OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                       -----------------------------------  ----------------------------
                                        WEIGHTED AVERAGE    WEIGHTED                        WEIGHTED
   RANGES OF            NUMBER              REMAINING       AVERAGE            NUMBER        AVERAGE
EXERCISE PRICES       OUTSTANDING       CONTRACTUAL LIFE    EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
----------------  -------------------  -------------------  --------------  ------------  --------------
$   0.89 - $5.70            1,443,442   $   5.85    years      $       3.25    1,023,864        $ 3.27
    5.88 - 11.25            1,804,025       8.33    years              7.43      349,221          8.85
  11.56 - 21.05               697,384       6.28    years             15.47      295,184         15.47
                  -------------------                                        ------------
$ 0.89 - $21.05             3,944,851   $   7.06    years      $       7.32    1,668,269        $ 6.60
                  ===================                                        ============


                          ISLE OF CAPRI CASINOS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMMON  STOCK  (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Had compensation costs for the Company's three stock option plans been determined based on the fair value at the grant dates for awards in fiscal years 2002, 2001 and 2000 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts disclosed below:





                                                                     FISCAL YEAR ENDED
                                               APRIL 28, 2002              APRIL 29, 2001   APRIL 30, 2000
                                   --------------------------------------  ---------------  ---------------
                                                         (In thousands, except per share data)
NET INCOME (LOSS)
  As reported . . . . . . . . . .                               ($35)  $        25,144  $        31,071
  Pro forma.. . . . . . . . . . .                            ($3,405)  $        23,641  $        29,055

EARNINGS (LOSS) PER COMMON SHARE
Basic
  As reported . . . . . . . . . .  $                               -   $          0.84  $          1.18
  Pro forma . . . . . . . . . . .                             ($0.12)  $          0.79  $          1.10

Diluted
  As reported . . . . . . . . . .  $                               -   $          0.80  $          1.11
  Pro forma . . . . . . . . . . .                             ($0.11)  $          0.75  $          1.04


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:




                      RISK-FREE. .  ORIGINAL       EXPECTED  EXPECTED
      FISCAL YEAR.  INTEREST RATE  EXPECTED LIFE   VOLALITY  DIVIDENDS
      ------------  -------------  --------------  --------  ---------

         2002           4.49%         5 years       70.0%        None
         2001           5.06%         5 years       70.0%        None
         2000           5.80%         5 years       70.0%        None



The pro forma effect on net income (loss) for fiscal 2002, 2001 and 2000 is not representative of the pro forma effect on net income for future years because it does not take into account pro forma compensation expense related to grants made prior to fiscal 1996 or the potential for issuance of additional stock options in future years.

                            ISLE OF CAPRI CASINOS, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMMON  STOCK  (CONTINUED)

STOCK-BASED  COMPENSATION  -  DEFERRED  BONUS  PLAN

In the fiscal 2001, the Company's stockholders approved the Deferred Bonus Plan. The Plan provides for the issuance of nonvested stock to eligible officers and employees who agree to receive a deferred bonus in the form of nonvested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years. At April 28, 2002, the nonvested stock issued in connection with the Plan totaled 355,898 shares, of which 40,277 shares were issued during fiscal year ended April 28, 2002, at $8.92, the weighted-average fair value of the nonvested stock at the grant date. For the fiscal year ended April 28, 2002, the Company recorded an unearned compensation contra account in consolidated stockholders' equity equal to the fair value of the nonvested award and recorded compensation expense for the portion of unearned compensation that had been earned through April 28, 2002. Compensation expense related to stock-based compensation totaled $376,000 in fiscal 2002, $900,000 in fiscal 2001, and $0 in fiscal 2000.

STOCK  REPURCHASE
In November 2000, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company's outstanding common stock. In January 2001, the Board of Directors approved an additional 1.5 million shares under the stock repurchase program. In October 2001, the Board of Directors resolved that the Company buy up to $25.0 million of stock in the Corporation even if the total number of shares to be purchased exceeds the 3.0 million shares previously authorized by the board. As of April 28, 2002, a total of 3.0 million shares of common stock had been repurchased at a total cost of $24.7 million.

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

                      ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  EMPLOYEE  BENEFIT  PLANS

401(K)  PLAN
The Company has a 401(k) plan covering substantially all of its employees. The Company's contribution expense related to the 401(k) plan was approximately $2.0 million in fiscal 2002, $1.8 million in fiscal 2001 and $0.9 million in fiscal 2000. The Company's contribution is based on a percentage of employee contributions and may include an additional discretionary amount. The 401(k) plan allows employees to invest no more than 5% of their contribution in the Company's common stock.

INSURANCE  PLAN
The Company has a qualified employee insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company's contribution expense for the plan was approximately $40.3 million in fiscal 2002, $28.8 million in fiscal 2001 and $14.5 million in fiscal 2000.

13.  BUSINESS  INTERRUPTION  INSURANCE  RECOVERIES

During the fiscal year ended April 28, 2002, the Isle of Capri recorded $4.2 million in business interruption insurance proceeds. These amounts are recorded in the accompanying consolidated statements of operations in the line item "Marketing and Administrative Operating Expenses." All of the business interruption insurance proceeds relate to the flooding of the Mississippi River that closed the Isle-Marquette from April 18, 2001 through May 2, 2001 and the Rhythm City-Davenport from April 18, 2001 through May 20, 2001.

14.  ACCRUED  LITIGATION  SETTLEMENT

During the fiscal year ended April 28, 2002, Isle of Capri recorded a $2.6 million charge for an accrued litigation settlement, net of insurance proceeds, related to the Isle-Lake Charles.

                            ISLE OF CAPRI CASINOS, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  VALUATION  CHARGE

During the fourth quarter of fiscal 2002, under provision of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Isle-Tunica or the Lady Luck-Las Vegas based on current real estate and market conditions in Tunica, Mississippi and recent offers to purchase the properties. As such, the Company recorded in the line item "Valuation Charge" in the accompanying consolidated statements of operations an impairment write-down of $59.2 million, representing the difference between the Isle-Tunica's and the Lady Luck-Las Vegas' net book values of $80.7 million and their estimated fair values less estimated costs to sell. Fair values were based on the most recent offer to purchase the assets. In addition, as the Company has committed to a disposal plan in the fourth quarter of 2002 and begun aggressively seeking a buyer of the Isle-Tunica and the Lady Luck-Las Vegas, the Company reclassified the net book value of these properties to "Property held for sale" in the accompanying consolidated balance sheets as of April 28, 2002.

In addition, the Company recorded a valuation allowance totaling $2.2 million in fiscal 2002 and $1.0 million in fiscal 2001 to reflect the write-down of marine assets held for sale.

16.  PREOPENING  EXPENSES

Preopening expenses of $3.9 million, $0.2 million and $3.4 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Boonville on December 6, 2001, the Isle-Boonville on December 6, 2001 and the Isle-Tunica on July 26, 1999, respectively.

17.  OTHER  CHARGES

During fiscal 2001, other charges of $8.2 million included a $3.0 million loss due to the write-off of abandoned expansion projects assets at the Isle-Biloxi, a $2.9 million loss due to the termination of the joint venture as a result of Bankruptcy Court filings by Commodore Holdings, Ltd., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture, a $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi, and a $0.9 million loss relating to the write off of the theater production contracts at the Isle-Tunica.

                      ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  INCOME  TAXES





                                  FISCAL YEAR ENDED
                                 -------------------
                          APRIL 28,       APRIL 29,    APRIL 30,
                            2002             2001        2000
                     -------------------  ----------  -----------
                                       (In thousands)
Current:
Federal . . . . . .  $          (13,176)  $   10,430  $    6,891
State . . . . . . .               1,966          506         538
                     -------------------  ----------  -----------
                                (11,210)      10,936       7,429
Deferred:
Federal . . . . . .              12,307        8,705      15,928
State . . . . . . .                 (16)         863       1,482
                     -------------------  ----------  -----------
                                 12,291        9,568      17,410
                     -------------------  ----------  -----------
                                  1,081       20,504      24,839
Extraordinary loss.              (2,672)           -        (634)
                     -------------------  ----------  -----------
                     $            3,753   $   20,504  $   25,473
                     ===================  ==========  ===========


Income  tax  provision  (benefit)  consists  of  the  following:

A reconciliation of income tax provision (benefit) to the statutory corporate federal tax rate of 35% is as follows:





                                              FISCAL YEAR ENDED
                                              -------------------
                                        APRIL 28,        APRIL 29,   APRIL 30,
                                          2002             2001         2000
                                   -------------------  -----------  ----------
                                                    (In thousands)
Statutory tax provision (benefit)  $              364   $   16,033   $   19,569
Effects of :
State taxes . . . . . . . . . . .               1,267          890        2,021
Goodwill. . . . . . . . . . . . .                   -        3,355        1,556
Fines and penalties.. . . . . . .                 439          120          307
Employment tax credits. . . . . .              (1,164)        (148)         201
Other . . . . . . . . . . . . . .                 175          254        1,185
                                   -------------------  -----------  ----------
                                   $            1,081   $   20,504   $   24,839
                                   ===================  ===========  ==========


                          ISLE OF CAPRI CASINOS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  INCOME  TAXES  (CONTINUED)

Significant components of the Company's net deferred income tax liabilities are as follows:





                                                 FISCAL YEAR ENDED
                                                -------------------
                                                  APRIL 28,        APRIL 29,
                                                    2002             2001
                                             -------------------  -----------
                                                       (In thousands)
Deferred tax liabilities:
Property and equipment. . . . . . . . . . .  $           89,682   $   64,750
Other . . . . . . . . . . . . . . . . . . .              (6,647)       2,427
                                             -------------------  -----------
Total deferred tax liabilities. . . . . . .              83,035       67,177
Deferred tax assets:
Dividends . . . . . . . . . . . . . . . . .                 258          258
Write-down of assets held for sale. . . . .              40,838       21,202
Hedging transactions. . . . . . . . . . . .               2,364            -
Accrued expenses. . . . . . . . . . . . . .              12,771        5,233
Charitable contribution carryover . . . . .                 116          366
Alternative minimum tax credit. . . . . . .               3,787        2,483
Employment tax credits. . . . . . . . . . .               1,163          513
Net operating losses. . . . . . . . . . . .              30,463       34,305
Other.. . . . . . . . . . . . . . . . . . .               4,907        6,564
                                             -------------------  -----------
Total deferred tax assets . . . . . . . . .              96,667       70,924
Valuation allowance on deferred tax assets.                   -       (4,773)
                                             -------------------  -----------
Net deferred tax assets . . . . . . . . . .              96,667       66,151
                                             -------------------  -----------
Net deferred tax (asset)/ liability . . . .  $          (13,632)  $    1,026
                                             ===================  ===========


At April 28, 2002, the valuation allowance on the deferred tax assets was no longer required. Goodwill related to the Isle-Lake Charles acquisition was reduced to reflect the elimination of the valuation allowance.

At April 28, 2002, the Company had alternative minimum tax credits that can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 28, 2002, the Company had federal net operating loss carryforwards of $87.0 million for income tax purposes, with expiration dates from 2008 to 2019. The net operating losses are subject to limitation under the income tax regulations, which may limit the amount ultimately utilized.

The Internal Revenue Service ("IRS") has completed examinations of our federal consolidated income tax returns for fiscal years ending April 1994-April 1997 and currently is examining the returns for fiscal years ending April 1998-April 2000. The IRS has proposed adjustments in connection with the examinations for the April 1994-April 1998 returns but a final determination has not been made. We believe that the Company's positions comply with applicable tax law and intend to defend the Company's positions vigorously. The ultimate disposition of these matters could require the Company to make additional payments to the IRS. Nonetheless, we believe that the Company has adequately provided for any foreseeable payments related to these matters and consequently do not anticipate any material earnings impact from the ultimate resolution of these matters.

                         ISLE OF CAPRI CASINOS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  EXTRAORDINARY  LOSS

The Company incurred pre-tax extraordinary losses totaling $7.0 million in fiscal 2002 and $1.6 million in fiscal 2000. For fiscal year 2002, these losses related to the extinguishment of debt, in connection with the refinancing of the Isle-Black Hawk's $75.0 million 13% First Mortgage Notes on December 18, 2001, and the refinancing of the Isle of Capri's Amended and Restated Credit Facility on March 27, 2002. These losses included early payment premiums, as well as the write-off of debt acquisition costs. For fiscal 2000, this loss was associated with the extinguishment of debt, primarily related to debt associated with the acquisition of the Lady Luck on March 2, 2000. This loss included the write-off of debt acquisition costs. The income tax benefit from the extraordinary losses was approximately $2.7 million in fiscal 2002 and $0.6 million in fiscal 2000.

20.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

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

                        ISLE OF CAPRI CASINOS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (CONTINUED)

The estimated carrying amounts and fair values of the Company's financial instruments are as follows:




                                                APRIL 28, 2002             APRIL 29, 2001
                                               ----------------            ---------------
                                          CARRYING                       CARRYING
                                           AMOUNT         FAIR VALUE      AMOUNT   FAIR VALUE
                                      ----------------  ---------------  --------  -----------
                                                            (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents. . . . . .  $         76,597  $        76,597  $ 76,659  $    76,659
Restricted cash. . . . . . . . . . .             3,677            3,677     4,300        4,300

FINANCIAL LIABILITIES:
8.75% Senior subordinated notes. . .  $        390,000  $       401,700  $390,000  $   354,900
9.00% Senior subordinated notes. . .           200,000          206,000         -            -
First mortage notes, Isle-Black Hawk                 -                -    75,000       79,500
Senior secured credit facility . . .           325,000          326,625   554,250      554,250
Other long-term debt . . . . . . . .            94,299           94,299    19,871       19,871

21.  CONTINGENCIES

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

In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in our favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The plaintiffs have amended the petition and continue to pursue this matter. The Company intends to vigorously defend this suit. In addition, a similar action was recently filed against the City of Bossier City, challenging the validity of its contracts with Louisiana Riverboat Gaming Partnership and other casinos. Exceptions have been filed requiring joinder of all interested parties, including Louisiana Riverboat Gaming Partnership. The Company believes the claims are without merit and to continue to vigorously defend this suit along with the other interested parties.

                       ISLE OF CAPRI CASINOS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  CONTINGENCIES  (CONTINUED)

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately $2.1 billion drachma (which was approximately $5.6 million as of April 28, 2002 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. The court granted summary judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. The Company believes the claims against us to be without merit and the Company intends to continue vigorously defending the claims asserted in this action.

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

                        ISLE OF CAPRI CASINOS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390.0 million 8.75 % Senior Subordinated Notes due 2009, $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million Senior Secured Credit Facility. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of April 28, 2002, April 29, 2001 and April 30, 2000.

   CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY FINANCIAL
                                   INFORMATION
 AS OF AND FOR THE YEARS ENDED APRIL 28, 2002, APRIL 29, 2001 AND APRIL 30, 2000
                                 (IN THOUSANDS)




                                                                                          (B)

                                                ISLE OF CAPRI            (A)          NON-WHOLLY
                                                CASINOS, INC.           WHOLLY          OWNED        CONSOLIDATING
                                                  GUARANTOR             OWNED            NON-             AND
                                                   (PARENT            GUARANTOR       GUARANTOR       ELIMINATING
                                                   OBLIGOR)          SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                            ----------------------  --------------  --------------  ---------------
                                                                       AS OF APRIL 28, 2002
BALANCE SHEET
Current assets . . . . . . . . . . . . . .  $                7,475  $      113,900  $      14,999   $            -
Intercompany receivables . . . . . . . . .                 925,523          97,986        (12,183)      (1,011,326)
Investments in subsidiaries. . . . . . . .                 190,389         273,342            425         (463,100)
Property and equipment, net. . . . . . . .                   2,093         687,252        114,162                -
Other assets . . . . . . . . . . . . . . .                  22,630         341,439         35,217                -
                                            ----------------------  --------------  --------------  ---------------
Total assets.. . . . . . . . . . . . . . .  $            1,148,110  $    1,513,919  $     152,620   $   (1,474,426)
                                            ======================  ==============  ==============  ===============

Current liabilities. . . . . . . . . . . .  $               32,391  $       98,919  $      27,302   $           (2)
Intercompany payables. . . . . . . . . . .                  38,791         956,216         16,319       (1,011,326)
Long-term debt,
   less current maturities.. . . . . . . .                 912,500           8,731         73,892                -
Deferred income taxes. . . . . . . . . . .                       -               -              -                -
Other accrued liabilities. . . . . . . . .                   5,027           1,000         10,275                -
Minority interest. . . . . . . . . . . . .                       -               -              -           10,990
Stockholders' equity . . . . . . . . . . .                 159,401         449,053         24,832         (474,088)
                                            ----------------------  --------------  --------------  ---------------
Total liabilities and stockholders' equity  $            1,148,110  $    1,513,919  $     152,620   $   (1,474,426)
                                            ======================  ==============  ==============  ===============




                                            ISLE OF CAPRI
                                            CASINOS, INC.
                                             CONSOLIDATED
                                            --------------
                                         As of April 28, 2002
BALANCE SHEET
Current assets . . . . . . . . . . . . . .  $      136,374
Intercompany receivables . . . . . . . . .               -
Investments in subsidiaries. . . . . . . .           1,056
Property and equipment, net. . . . . . . .         803,507
Other assets . . . . . . . . . . . . . . .         399,286
                                            --------------
Total assets.. . . . . . . . . . . . . . .  $    1,340,223
                                            ==============

Current liabilities. . . . . . . . . . . .  $      158,610
Intercompany payables. . . . . . . . . . .               -
Long-term debt,
   less current maturities.. . . . . . . .         995,123
Deferred income taxes. . . . . . . . . . .               -
Other accrued liabilities. . . . . . . . .          16,302
Minority interest. . . . . . . . . . . . .          10,990
Stockholders' equity . . . . . . . . . . .         159,198
                                            --------------
Total liabilities and stockholders' equity  $    1,340,223
                                            ==============


ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)





                                                                                                              (B)

                                                          ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                          CASINOS, INC.                     WHOLLY          OWNED
                                                            GUARANTOR                       OWNED            NON-
                                                             (PARENT                      GUARANTOR       GUARANTOR
                                                             OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES
                                            ------------------------------------------  --------------  --------------
                                                              FOR THE FISCAL YEAR ENDED APRIL 28, 2002
STATEMENT OF OPERATIONS
Revenues:
Casino . . . . . . . . . . . . . . . . . .  $                                       -   $     946,689   $     110,278
Rooms, food, beverage and other. . . . . .                                        737         207,915          23,026
                                            ------------------------------------------  --------------  --------------
Gross revenues . . . . . . . . . . . . . .                                        737       1,154,604         133,304
Less promotional allowances. . . . . . . .                                          -         180,647          22,687
                                            ------------------------------------------  --------------  --------------
Net revenues . . . . . . . . . . . . . . .                                        737         973,957         110,617

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . .                                          -         187,513          16,342
Gaming taxes . . . . . . . . . . . . . . .                                          -         205,358          21,709
Rooms, food, beverage and other. . . . . .                                     16,256         362,180          35,944
Accrued litigation settlement. . . . . . .                                          -           2,600               -
Valuation charge . . . . . . . . . . . . .                                          -          61,282              80
Management fee expense (revenue) . . . . .                                    (36,315)         31,556           4,759
Depreciation and amortization. . . . . . .                                        785          66,820           4,459
                                            ------------------------------------------  --------------  --------------
Total operating expenses . . . . . . . . .                                    (19,274)        917,309          83,293
                                            ------------------------------------------  --------------  --------------

Operating income.. . . . . . . . . . . . .                                     20,011          56,648          27,324
Dividend income. . . . . . . . . . . . . .                                     26,000               -               -
Gain on disposal of asset. . . . . . . . .                                        125               -               -
Interest expense . . . . . . . . . . . . .                                    (81,016)        (98,625)        (11,157)
Interest income. . . . . . . . . . . . . .                                     98,013           4,242             216
Minority interest. . . . . . . . . . . . .                                          -               -               -
Equity in income (loss) of
    unconsolidated joint venture.. . . . .                                    (46,376)         16,830             (30)
                                            ------------------------------------------  --------------  --------------

Income (loss) before income taxes and
    extraordinary loss . . . . . . . . . .                                     16,757         (20,905)         16,353
Income tax provision (benefit) . . . . . .                                     18,209         (14,456)              -
                                            ------------------------------------------  --------------  --------------
Income before extraordinary loss.. . . . .                                     (1,452)         (6,449)         16,353
Extraordinary loss on extinguishment of
    debt (net of income tax benefit)..                                          1,417          (1,908)         (6,769)
                                            ------------------------------------------  --------------  --------------
Net income (loss). . . . . . . . . . . . .  $                                     (35)  $      (8,357)  $       9,584
                                            ==========================================  ==============  ==============



                                             CONSOLIDATING
                                                  AND         ISLE OF CAPRI
                                              ELIMINATING     CASINOS, INC.
                                                ENTRIES       CONSOLIDATED
                                            ---------------  ---------------
                                       For the Fiscal Year Ended April 28, 2002
STATEMENT OF OPERATIONS
Revenues:
Casino . . . . . . . . . . . . . . . . . .  $            -   $    1,056,967
Rooms, food, beverage and other. . . . . .               -          231,678
                                            ---------------  ---------------
Gross revenues . . . . . . . . . . . . . .               -        1,288,645
Less promotional allowances. . . . . . . .               -          203,334
                                            ---------------  ---------------
Net revenues . . . . . . . . . . . . . . .               -        1,085,311

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . .               -          203,855
Gaming taxes . . . . . . . . . . . . . . .               -          227,067
Rooms, food, beverage and other. . . . . .               -          414,380
Accrued litigation settlement. . . . . . .               -            2,600
Valuation charge . . . . . . . . . . . . .               -           61,362
Management fee expense (revenue) . . . . .               -                -
Depreciation and amortization. . . . . . .               -           72,064
                                            ---------------  ---------------
Total operating expenses . . . . . . . . .               -          981,328
                                            ---------------  ---------------

Operating income.. . . . . . . . . . . . .               -          103,983
Dividend income. . . . . . . . . . . . . .         (26,000)               -
Gain on sale of asset. . . . . . . . . . .               -              125
Interest expense . . . . . . . . . . . . .         101,621          (89,177)
Interest income. . . . . . . . . . . . . .        (101,621)             850
Minority interest. . . . . . . . . . . . .          (7,676)          (7,676)
Equity in income (loss) of
    unconsolidated joint venture.. . . . .          29,538              (38)
                                            ---------------  ---------------

Income (loss) before income taxes and
    extraordinary loss . . . . . . . . . .          (4,138)           8,067
Income tax provision (benefit) . . . . . .               -            3,753
                                            ---------------  ---------------
Income before extraordinary loss.. . . . .          (4,138)           4,314
Extraordinary loss on extinguishment of
    debt (net of applicable tax benefit)..           2,911           (4,349)
                                            ---------------  ---------------
Net income (loss). . . . . . . . . . . . .  $       (1,227)  $          (35)
                                            ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)



                                                                                                              (B)

                                                           ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                           CASINOS, INC.                     WHOLLY          OWNED
                                                             GUARANTOR                       OWNED            NON-
                                                              (PARENT                      GUARANTOR       GUARANTOR
                                                              OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES
                                             ------------------------------------------  --------------  --------------
                                                                FOR THE FISCAL YEAR ENDED APRIL 28, 2002
STATEMENT OF CASH FLOWS
Net cash provided by
   operating activities.. . . . . . . . . .  $                                   2,450   $     110,392   $      32,083
Net cash provided by (used in)
   investing activities.. . . . . . . . . .                                     38,360        (108,299)        (27,154)
Net cash used in
   financing activities.. . . . . . . . . .                                    (38,279)         (2,764)         (7,075)
                                             ------------------------------------------  --------------  --------------
Net increase (decrease) in cash and
   cash equivalents.. . . . . . . . . . . .                                      2,531            (671)         (2,146)
Cash and cash equivalents at
   beginning of the year. . . . . . . . . .                                        159          59,005          13,170
                                             ------------------------------------------  --------------  --------------
Cash and cash equivalents at
   end of the year. . . . . . . . . . . . .  $                                   2,690   $      58,334   $      11,024
                                             ==========================================  ==============  ==============


                                                                              AS OF APRIL 29, 2001

BALANCE SHEET
Current assets. . . . . . . . . . . . . . .  $                                  14,606   $      92,445   $      14,407
Intercompany receivables. . . . . . . . . .                                    858,629         130,130               3
Investments in subsidiaries.. . . . . . . .                                    256,497         256,877               -
Property and equipment, net . . . . . . . .                                      1,714         766,777         103,677
Other assets. . . . . . . . . . . . . . . .                                     33,350         352,746           3,147
                                             ------------------------------------------  --------------  --------------
Total assets. . . . . . . . . . . . . . . .  $                               1,164,796   $   1,598,975   $     121,234
                                             ==========================================  ==============  ==============

Current liabilities . . . . . . . . . . . .  $                                  36,682   $     110,457   $      12,406
Intercompany payables . . . . . . . . . . .                                     23,884         962,691           2,188
Long-term debt,
   less current maturities. . . . . . . . .                                    926,750          15,279          76,156
Deferred income taxes . . . . . . . . . . .                                     11,434           4,129               -
Other accrued liabilities.. . . . . . . . .                                          -           9,670               -
Minority interest.. . . . . . . . . . . . .                                          -               -               -
Stockholders' equity. . . . . . . . . . . .                                    166,046         496,749          30,484
                                             ------------------------------------------  --------------  --------------
Total liabilities and stockholders' equity.  $                               1,164,796   $   1,598,975   $     121,234
                                             ==========================================  ==============  ==============



                                              CONSOLIDATING
                                                   AND         ISLE OF CAPRI
                                               ELIMINATING     CASINOS, INC.
                                                 ENTRIES       CONSOLIDATED
                                             ---------------  ---------------

                                            For the Fiscal Year Ended April 28, 2002
STATEMENT OF CASH FLOWS
Net cash provided by
   operating activities.. . . . . . . . . .  $        8,690   $      153,615
Net cash provided by (used in)
   investing activities.. . . . . . . . . .          (3,385)        (100,478)
Net cash used in
   financing activities.. . . . . . . . . .          (5,081)         (53,199)
                                             ---------------  ---------------
Net increase (decrease) in cash and
   cash equivalents.. . . . . . . . . . . .             224              (62)
Cash and cash equivalents at
   beginning of the year. . . . . . . . . .           4,325           76,659
                                             ---------------  ---------------
Cash and cash equivalents at
   end of the year. . . . . . . . . . . . .  $        4,549   $       76,597
                                             ===============  ===============


                                                      AS OF APRIL 29, 2001

BALANCE SHEET
Current assets. . . . . . . . . . . . . . .  $            -   $      121,458
Intercompany receivables. . . . . . . . . .        (988,763)              (1)
Investments in subsidiaries.. . . . . . . .        (513,335)              39
Property and equipment, net . . . . . . . .               -          872,168
Other assets. . . . . . . . . . . . . . . .               -          389,243
                                             ---------------  ---------------
Total assets. . . . . . . . . . . . . . . .  $   (1,502,098)  $    1,382,907
                                             ===============  ===============

Current liabilities . . . . . . . . . . . .  $            1   $      159,546
Intercompany payables . . . . . . . . . . .        (988,763)               -
Long-term debt,
   less current maturities. . . . . . . . .               -        1,018,185
Deferred income taxes . . . . . . . . . . .               -           15,563
Other accrued liabilities.. . . . . . . . .               -            9,670
Minority interest.. . . . . . . . . . . . .          13,902           13,902
Stockholders' equity. . . . . . . . . . . .        (527,238)         166,041
                                             ---------------  ---------------
Total liabilities and stockholders' equity.  $   (1,502,098)  $    1,382,907
                                             ===============  ===============


                            ISLE OF CAPRI CASINOS, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)



                                                                                                    (B)

                                                 ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                 CASINOS, INC.                     WHOLLY          OWNED        CONSOLIDATING
                                                   GUARANTOR                       OWNED            NON-             AND
                                                    (PARENT                      GUARANTOR       GUARANTOR       ELIMINATING
                                                    OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                   ------------------------------------------  --------------  --------------  ---------------
                                                                       FOR THE FISCAL YEAR ENDED APRIL 29, 2001

STATEMENT OF OPERATIONS
Revenues:
Casino. . . . . . . . . . . . . .  $                                       -   $     855,150   $     101,997   $            -
Rooms, food, beverage and other .                                        528         202,883          17,790                -
                                   ------------------------------------------  --------------  --------------  ---------------
Gross revenues. . . . . . . . . .                                        528       1,058,033         119,787                -
Less promotional allowances.. . .                                          -         175,879          19,668                -
                                   ------------------------------------------  --------------  --------------  ---------------
Net revenues. . . . . . . . . . .                                        528         882,154         100,119                -

Operating expenses:
Casino. . . . . . . . . . . . . .                                          -         177,392          14,817                -
Gaming taxes. . . . . . . . . . .                                          -         172,489          20,082                -

Rooms, food, beverage and other..                                     (1,409)        348,990          35,596                -
Depreciation and amortization . .                                      1,179          64,597           3,336                -
                                   ------------------------------------------  --------------  --------------  ---------------
Total operating expenses. . . . .                                       (230)        763,468          73,831                -

Operating income. . . . . . . . .                                        758         118,686          26,288                -
Gain on disposal of assets. . . . . .                                      -             271               -                -
Interest expense, net . . . . . .                                    (92,128)        (96,415)        (11,688)         101,289
Interest income.. . . . . . . . .                                    100,687           5,524             184         (101,289)
Minority interest.. . . . . . . .                                          -               -               -           (6,357)
Dividend income . . . . . . . . .                                          -          14,819               -          (14,819)
Equity in income (loss) of
   unconsolidated joint venture..                                     31,236          29,046               -          (60,444)
                                   ------------------------------------------  --------------  --------------  ---------------
Income (loss) before income taxes                                     40,553          71,931          14,784          (81,620)
Income tax provision. . . . . . .                                     15,418           5,086               -                -
                                   ------------------------------------------  --------------  --------------  ---------------
Net income (loss).. . . . . . . .  $                                  25,135   $      66,845   $      14,784   $      (81,620)
                                   ==========================================  ==============  ==============  ===============




                                    ISLE OF CAPRI
                                    CASINOS, INC.
                                    CONSOLIDATED
                                   ---------------

                           For the Fiscal Year ended April 29, 2001
STATEMENT OF OPERATIONS
Revenues:
Casino. . . . . . . . . . . . . .  $      957,147
Rooms, food, beverage and other .         221,201
                                   ---------------
Gross revenues. . . . . . . . . .       1,178,348
Less promotional allowances.. . .         195,547
                                   ---------------
Net revenues. . . . . . . . . . .         982,801

Operating expenses:
Casino. . . . . . . . . . . . . .         192,209
Gaming taxes. . . . . . . . . . .         192,571
Rooms, food, beverage and other..         383,177
Depreciation and amortization . .          69,112
                                   ---------------
Total operating expenses. . . . .         837,069

Operating income. . . . . . . . .         145,732
Gain on sale of assets. . . . . .             271
Interest expense, net . . . . . .         (98,942)
Interest income.. . . . . . . . .           5,106
Minority interest.. . . . . . . .          (6,357)
Dividend income . . . . . . . . .               -
Equity in income (loss) of
   unconsolidated joint venture..            (162)
                                   ---------------
Income (loss) before income taxes          45,648
Income tax provision. . . . . . .          20,504
                                   ---------------
Net income (loss).. . . . . . . .  $       25,144
                                   ===============


                      ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)


                                                                                                               (B)

                                                            ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                            CASINOS, INC.                     WHOLLY          OWNED
                                                              GUARANTOR                       OWNED            NON-
                                                               (PARENT                      GUARANTOR       GUARANTOR
                                                               OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES
                                              ------------------------------------------  --------------  --------------
                                                                 FOR THE FISCAL YEAR ENDED APRIL 29, 2001
STATEMENT OF CASH FLOWS
Net cash provided by (used in)
   operating activities. . . . . . . . . . .  $                                (183,107)  $     439,057   $      14,802
Net cash provided by (used in)
   investing activities. . . . . . . . . . .                                     41,265        (453,984)         (8,570)
Net cash provided by (used in)
   financing activities. . . . . . . . . . .                                     63,056          (4,129)            297
                                              ------------------------------------------  --------------  --------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . . . . . .                                    (78,786)        (19,056)          6,529
Cash and cash equivalents at
   beginning of the year . . . . . . . . . .                                     78,945          82,514           6,513
                                              ------------------------------------------  --------------  --------------
Cash and cash equivalents at
   end of the year . . . . . . . . . . . . .  $                                     159   $      63,458   $      13,042
                                              ==========================================  ==============  ==============



                                               CONSOLIDATING
                                                    AND         ISLE OF CAPRI
                                                ELIMINATING     CASINOS, INC.
                                                  ENTRIES       CONSOLIDATED
                                              ---------------  ---------------
                                        FOR THE FISCAL YEAR ENDED APRIL 29, 2001

STATEMENT OF CASH FLOWS
Net cash provided by (used in)
   operating activities. . . . . . . . . . .  $     (196,602)  $       74,150
Net cash provided by (used in)
   investing activities. . . . . . . . . . .         195,911         (225,378)
Net cash provided by (used in)
   financing activities. . . . . . . . . . .             691           59,915
                                              ---------------  ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . . . . . .               -          (91,313)
Cash and cash equivalents at
   beginning of the year . . . . . . . . . .               -          167,972
                                              ---------------  ---------------
Cash and cash equivalents at
   end of the year . . . . . . . . . . . . .  $            -   $       76,659
                                              ===============  ===============



                          ISLE OF CAPRI CASINOS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)


                                                                                                                (B)

                                                             ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                             CASINOS, INC.                     WHOLLY          OWNED
                                                               GUARANTOR                       OWNED            NON-
                                                                (PARENT                      GUARANTOR       GUARANTOR
                                                                OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES
                                               ------------------------------------------  --------------  --------------
                                                                      FOR THE FISCAL YEAR ENDED APRIL 30, 2000
STATEMENT OF OPERATIONS
Revenues:
Casino. . . . . . . . . . . . . . . . . . . .  $                                       -   $     530,803   $      88,548
Rooms, food, beverage and other . . . . . . .                                      1,353         127,318          11,774
                                               ------------------------------------------  --------------  --------------
Gross revenues. . . . . . . . . . . . . . . .                                      1,353         658,121         100,322
Less promotional allowances . . . . . . . . .                                          -          97,957          15,135
                                               ------------------------------------------  --------------  --------------
Net revenues. . . . . . . . . . . . . . . . .                                      1,353         560,164          85,187

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . . .                                          -         103,509          12,596
Gaming taxes. . . . . . . . . . . . . . . . .                                          -         105,232          17,340
Rooms, food, beverage and other . . . . . . .                                     (4,997)        223,404          33,778
Depreciation and amortization . . . . . . . .                                      1,030          39,202           2,114
                                               ------------------------------------------  --------------  --------------
Total operating expenses. . . . . . . . . . .                                     (3,967)        471,347          65,828
                                               ------------------------------------------  --------------  --------------

Operating income. . . . . . . . . . . . . . .                                      5,320          88,817          19,359
Gain on disposal of assets. . . . . . . . . .                                      3,092              14               -
Interest expense, net.. . . . . . . . . . . .                                      2,804         (47,683)        (10,754)
Minority interest . . . . . . . . . . . . . .                                          -               -               -
Equity in income (loss) of
unconsolidated joint venture. . . . . . . . .                                     44,686               -               -
                                               ------------------------------------------  --------------  --------------
Income (loss) before income taxes
   and extraordinary loss.. . . . . . . . . .                                     55,902          41,148           8,605
Income tax provision. . . . . . . . . . . . .                                     10,977          14,496               -
                                               ------------------------------------------  --------------  --------------
Income (loss) before extraordinary loss . . .                                     44,925          26,652           8,605
Extraordinary loss on extinguishment of debt
   (net of applicable income tax benefit) . .                                          -            (984)              -
                                               ------------------------------------------  --------------  --------------
Net income (loss) . . . . . . . . . . . . . .  $                                  44,925   $      25,668   $       8,605
                                               ==========================================  ==============  ==============



                                                CONSOLIDATING
                                                     AND         ISLE OF CAPRI
                                                 ELIMINATING     CASINOS, INC.
                                                   ENTRIES       CONSOLIDATED
                                               ---------------  ---------------
                                          FOR THE FISCAL YEAR ENDED APRIL 30, 2000

STATEMENT OF OPERATIONS
Revenues:
Casino. . . . . . . . . . . . . . . . . . . .  $            -   $      619,351
Rooms, food, beverage and other . . . . . . .               -          140,445
                                               ---------------  ---------------
Gross revenues. . . . . . . . . . . . . . . .               -          759,796
Less promotional allowances . . . . . . . . .               -          113,092
                                               ---------------  ---------------
Net revenues. . . . . . . . . . . . . . . . .               -          646,704

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . . .               -          116,105
Gaming taxes. . . . . . . . . . . . . . . . .               -          122,572
Rooms, food, beverage and other . . . . . . .               -          252,185
Depreciation and amortization . . . . . . . .               -           42,346
                                               ---------------  ---------------
Total operating expenses. . . . . . . . . . .               -          533,208
                                               ---------------  ---------------

Operating income. . . . . . . . . . . . . . .               -          113,496
Gain on sale of assets. . . . . . . . . . . .               -            3,106
Interest expense, net.. . . . . . . . . . . .               -          (55,633)
Minority interest . . . . . . . . . . . . . .          (3,700)          (3,700)
Equity in income (loss) of
unconsolidated joint venture. . . . . . . . .         (44,427)             259
                                               ---------------  ---------------
Income (loss) before income taxes
   and extraordinary loss.. . . . . . . . . .         (48,127)          57,528
Income tax provision. . . . . . . . . . . . .               -           25,473
                                               ---------------  ---------------
Income (loss) before extraordinary loss . . .         (48,127)          32,055
Extraordinary loss on extinguishment of debt
   (net of applicable income tax benefit) . .               -             (984)
                                               ---------------  ---------------
Net income (loss) . . . . . . . . . . . . . .  $      (48,127)  $       31,071
                                               ===============  ===============


                         ISLE OF CAPRI CASINOS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)



                                                                                                        (B)

                                                    ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                    CASINOS, INC.                     WHOLLY          OWNED        CONSOLIDATING
                                                      GUARANTOR                       OWNED            NON-             AND
                                                       (PARENT                      GUARANTOR       GUARANTOR       ELIMINATING
                                                       OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                      ------------------------------------------  --------------  --------------  ---------------
                                                                 FOR THE FISCAL YEAR ENDED APRIL 30, 2000
STATEMENT OF CASH FLOWS
Net cash provided by (used in)
   operating activities. . . . . . .  $                                (307,048)  $     267,908   $      13,825   $      155,798
Net cash provided by (used in)
   investing activities. . . . . . .                                    (63,577)        (21,108)        (17,475)        (155,798)
Net cash provided by (used in)
   financing activities. . . . . . .                                    407,411        (196,327)           (754)               -
                                      ------------------------------------------  --------------  --------------  ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . .                                     36,786          50,473          (4,404)               -
Cash and cash equivalents at
   beginning of the year . . . . . .                                     35,826          38,374          10,917                -
                                      ------------------------------------------  --------------  --------------  ---------------
Cash and cash equivalents at
   end of the year.. . . . . . . . .  $                                  72,612   $      88,847   $       6,513   $            -
                                      ==========================================  ==============  ==============  ===============




                                       ISLE OF CAPRI
                                       CASINOS, INC.
                                       CONSOLIDATED
                                      ---------------
             FOR THE FISCAL YEAR ENDED APRIL 30, 2000

STATEMENT OF CASH FLOWS
Net cash provided by (used in)
   operating activities. . . . . . .  $      130,483
Net cash provided by (used in)
   investing activities. . . . . . .        (257,958)
Net cash provided by (used in)
   financing activities. . . . . . .         210,330
                                      ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . .          82,855
Cash and cash equivalents at
   beginning of the year . . . . . .          85,117
                                      ---------------
Cash and cash equivalents at
   end of the year.. . . . . . . . .  $      167,972
                                      ===============


(a) Certain of the Company's wholly owned subsidiaries were guarantors on the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility including the following: the Isle-Biloxi, the Isle-Vicksburg, the Isle-Tunica, the Isle-Bossier City, the Isle-Lake Charles and PPI, Inc., IOC Holdings, L.L.C. and Riverboat Services, Inc. The Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, and the Isle-Marquette became guarantors as of March 2, 2000, the date of the acquisition. The Isle-Boonville, the Isle-Kansas City, the Lady Luck-Las Vegas and the Isle-Davenport became guarantors as of their respective dates of acquisition.

(b) The following non-wholly owned subsidiaries were not guarantors on the 8.75% Senior Subordinated Notes nor the 9% Senior Subordinated Notes: Isle of
Capri Black Hawk L.L.C., Isle of Capri Black Hawk Capital Corp., Capri Air, Inc., Lady Luck Gaming Corp., Lady Luck Gulfport, Inc., Lady Luck Vicksburg, Inc., Lady Luck Biloxi, Inc., Lady Luck Central City, Inc., IOC-Coahoma,
Inc., Pompano Park Holdings, L.L.C., Casino America of Colorado, Inc., ASMI Management, Inc. and IOC Development, LLC., Casino America, Inc., ICC Corp., International Marco Polo Services, Inc., IOC-St. Louis County, Inc., IOC, L.L.C., Isle of Capri Casino Colorado, Inc., Isle of Capri of Michigan LLC, Lady Luck Bettendorf Marina Corp., Water Street Redevelopment Corporation, Casino Parking, Inc., IOC-Black Hawk Distribution Company, LLC, Isle of Capri of Jefferson County, Inc., Lady Luck Scott City, Inc., and Louisiana Horizons, L.L.C.

                         ISLE OF CAPRI CASINOS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.  SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)





                                                                        FISCAL QUARTERS ENDED
                                                                        ----------------------
                                                       JULY 29,         OCTOBER 28,    JANUARY 27,    APRIL 28,
                                                         2001               2001          2002          2002
                                                ----------------------  ------------  -------------  -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues . . . . . . . . . . . . . . . . .  $              257,588  $    260,506  $    262,135   $  305,082
Operating income (loss). . . . . . . . . . . .                  34,367        40,580        35,906       (6,870)
Income (loss) before extraordinary loss. . . .                   5,854        10,435         8,082      (20,057)
Extraordinary loss, net of income tax benefit.                       -             -        (2,438)      (1,911)
Net income (loss). . . . . . . . . . . . . . .                   5,854        10,435         5,644      (21,968)
Net income (loss) per common share before
     extraordinary loss:
Basic. . . . . . . . . . . . . . . . . . . . .                    0.21          0.37          0.29        (0.71)
Diluted. . . . . . . . . . . . . . . . . . . .                    0.20          0.35          0.27        (0.71)
Net income (loss) per common share:
Basic. . . . . . . . . . . . . . . . . . . . .                    0.21          0.37          0.20        (0.78)
Diluted. . . . . . . . . . . . . . . . . . . .                    0.20          0.35          0.19        (0.78)

                                                                    FISCAL QUARTERS ENDED
                                                               JULY 30,   OCTOBER 29,   JANUARY 28,    APRIL 29,
                                                                  2000          2000          2001         2001
                                                ----------------------  ------------  -------------  -----------
  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues . . . . . . . . . . . . . . . . .  $              235,667  $    233,794  $    237,508   $  275,831
Operating income . . . . . . . . . . . . . . .                  42,423        41,736        20,752       40,820
Net income (loss). . . . . . . . . . . . . . .                  10,569         9,636        (2,958)       7,897
Net income (loss) per common share:
Basic. . . . . . . . . . . . . . . . . . . . .                    0.35          0.32         (0.10)        0.27
Diluted. . . . . . . . . . . . . . . . . . . .                    0.33          0.30         (0.10)        0.26



Quarterly data may not necessarily sum to the full year data reported in the Company's consolidated financial statements.

The third quarter of fiscal 2001 includes other charges of $4.3 million related to $2.9 million loss on investment in joint venture and $1.4 million write-off of Crowne Plaza license at the Isle-Biloxi.

The fourth quarter of fiscal 2001 includes other charges of $4.9 million related to $3.0 million write-off of abandoned expansion project assets at the Isle-Biloxi, $0.9 million relating to the write-off of the theater production contracts at the Isle-Tunica and $1.0 write-down of marine assets.

The first quarter of fiscal 2002 includes $0.25 million related to business interruption proceeds at the Isle-Marquette and $0.4 million related to preopening expenses incurred in preparation for the opening of the Isle-Boonville on December 6, 2001.

                           ISLE OF CAPRI CASINOS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.  SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)  (CONTINUED)

The second quarter of fiscal 2002 includes $1.25 million and $0.25 million related to business interruption proceeds at the Rhythm City-Davenport and the Isle-Marquette, respectively. The second quarter of fiscal 2002 also includes $1.1 million related to preopening expenses incurred in preparation for the opening of the Isle-Boonville on December 6, 2001.

The third quarter of fiscal 2002 includes $2.15 million and $0.25 million related to business interruption proceeds at the Rhythm City-Davenport and the Isle-Marquette, respectively. The third quarter of fiscal 2002 also includes $2.3 million related to preopening expenses incurred in preparation for the opening of the Isle-Boonville on December 6, 2001.

The fourth quarter of fiscal 2002 includes $59.2 million related to a valuation charge for the difference between net book value and estimated fair value less estimated costs to sell at the Isle-Tunica and the Lady Luck-Las Vegas. Also included in the fourth quarter of fiscal 2002, is a valuation charge of $2.2 million for a barge and hulls that have been in storage for future development and will be offered for sale in fiscal 2003 and $2.6 million related to an accrued litigation settlement at the Isle-Lake Charles.

24.  PROPOSED STOCK OFFERING

     On May 24, 2002, the Company filed a registration statement with the SEC for a proposed offering of up to 6,152,500 shares of our common stock (which includes 802,500 shares to cover over-allotments). The Isle of Capri would sell up to 4,802,500 of such shares and certain stockholders, consisting of Bernard Goldstein, the Company's Chairman and Chief Executive Officer, and certain members of Mr. Goldstein's family and affiliated entities would sell up to the remaining 1,350,000 shares. The registration statement relating to these shares has not become effective, and the Company can give no assurances that it will become effective. In addition, the Company can provide no assurances as to whether any such offering will ultimately occur, the timing of any such offering or the price at which any shares may be sold, and therefore, the amount of proceeds the Company might raise.

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

                                     PART IV
                                     -------

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K.

     (a)     Documents  Filed  as  Part  of  this  Report.
             --------------------------------------------

          1.     Financial  Statements.
                 ---------------------

               The  following  financial  statements  and  report of independent auditors  are included on pages 63 to  108  of this Form 10-K:

                    ISLE  OF  CAPRI  CASINOS,  INC.

                    Report  of  Independent  Auditors
                    Consolidated  Balance Sheets - April 28, 2002 and April
                    29,  2001
                    Consolidated Statements of Operations - Fiscal Years ended April 28, 2002, April 29, 2001 and April 30, 2000
                    Consolidated  Statements  of  Stockholders'  Equity - Fiscal
                    Years  ended  April  28,  2002,  April  29,  2001  and
                    April  30,  2000
                    Consolidated Statements of Cash Flows - Fiscal Years ended April 28, 2002, April 29, 2001 and April 30, 2000 Notes to Consolidated Financial Statements

          2.     Financial  Statements  Schedules.
                 --------------------------------

               None  required  or  applicable.

          3.     Exhibits.
                 --------

               A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

     (b)     Reports  on  Form  8-K.
             ----------------------

          During the year ended April 28, 2002, the Company filed the following reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  July  5,  2002     By:  /s/  Bernard  Goldstein
                              -------------------------
                              Bernard  Goldstein,  Chairman  of  the  Board,
                                   Chief  Executive  Officer,  and  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July  5,  2002                               /s/  Bernard  Goldstein
                                                    ------------------------
                              Bernard Goldstein, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Dated:  July  5,  2002                               /s/  John  M.  Gallaway
                                                    ------------------------
                              John  M.  Gallaway,  President,  Chief
                              Operating Officer and Director

Dated:  July  5,  2002                             /s/  Rexford  A.  Yeisley
                                                  --------------------------
                              Rexford A. Yeisley, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  July  5,  2002                              /s/  Allan  B.  Solomon
                                                   ------------------------
                             Allan B. Solomon, Executive Vice President, Secretary, General Counsel and Director

Dated:  July  5,  2002                           /s/  Robert  S.  Goldstein
                                                ---------------------------
                             Robert  S.  Goldstein,  Director

Dated:  July  5,  2002                                /s/  Alan  J.  Glazer
                                                     ----------------------
                             Alan  J.  Glazer,  Director

Dated:  July  5,  2002                                /s/  Emanuel  Crystal
                                                     ----------------------
                             Emanuel  Crystal,  Director

Dated:  July  5,  2002                             /s/  W.  Randolph  Baker
                                                  -------------------------
                             W.  Randolph  Baker,  Director

Dated:  July  5,  2002                              /s/  Jeffrey  Goldstein
                                                   ------------------------
                             Jeffrey  Goldstein,  Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION

3.1A     Certificate  of  Incorporation  of  Casino  America,  Inc.  (4)
3.1B     Amendment  to Certificate of Incorporation of Casino America, Inc. (13)
3.2A     By-laws  of  Casino  America,  Inc.  (4)
3.2B     Amendments  to  By-laws of Casino America, Inc., dated February 7, 1997
(10)
4.1     Specimen  Certificate  of  common  Stock  (1)
4.2 Isle of Capri Casinos, Inc. agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments defining the rights of holders of long term debt where the total amount of securities authorized thereunder does not exceed 10% of the Isle of Capri Casinos, Inc.'s total consolidated assets (16)
4.3 Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust company, as trustee (16)
4.4 Registration Rights Agreement, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Dresdner Kleinwort Wasserstein-Grantschester, Inc. for itself and as representative of the other initial purchasers (16)
4.5A Indenture, dated as of April 23, 1999, among Isle of Capri Casinos, Inc. the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (10)
4.5B First Supplemental Indenture, dated as of September 16,1999, among Isle of Capri Casinos, Inc. the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (13)
4.5C Second Supplemental Indenture, dated as of April 30, 2001, among Isle of Capri Casinos, Inc., as trustee (16)
4.6.1 Registration Rights Agreement, dated as of April 23, 1999, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wasserstein Perella Securities, Inc., for themselves and on behalf of the other initial purchasers (10)
4.6.2 Rights Agreement, dated as of February 7,1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (9)
10.1     Casino  America,  Inc.  1992  Stock  Option  Plan  (2)
10.2     Casino  America,  Inc.  1992  Stock  Option  Plan  Amendment  (3)
10.3     Casino  America,  Inc.  1993  Stock  Option  Plan,  as  amended  (7)
10.4     Casino  America,  Inc.  description  of  Employee  Bonus  Plan  (3)
10.5     Casino  America,  Inc.  Retirement  Trust  and  Savings  Plan  (3)
10.6     Director's  Option  Plan  (6)
10.7 Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi
(5)
10.8 First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (7)
10.9     Amended  and  Restated  Lease,  dated  as of April 19, 1999, among Port
Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (13)
10.10     Amended  Casino  America,  Inc.  1992  Stock  Option  Plan  (8)
10.11     Amended  Casino  America,  Inc.  1993  Stock  Option  Plan  (8)
10.12     Amended  Casino  America,  Inc.  1993  Stock  Option  Plan  (11)
10.13     Amended  Casino  America,  Inc.  1993  Stock  Option  Plan  (12)
10.14 Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (17)

10.15 Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.16 Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.17 Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (17)
10.18 Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (17)
10.19 Operator's Contract, dated as of December 28, 1989, between Riverboat Development Authority and the Connelley Group, LP, as amended on February 9, 1990, March 1, 1990, January 1, 1991, September 30, 1994 and March 1, 1998 (17)
10.20     2000  Long-Term  Stock  Incentive  Plan  (15)
10.21     Isle  of  Capri  Deferred  Bonus  Plan  (15)
10.22 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and John M. Gallaway (17)
10.23 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (17)
10.24 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Rexford A.Yeisley (17)
10.25 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (17)
10.26 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (17)
10.27 Second Amended and restated Credit Agreement, dated as of April 26, 2002, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Dresdner Bank AG, New York and Grand Cayman Braches and Deutsche Bank Trust Company Americas, as co-syndication agents, Credit Lyonnais Los Angeles Branch, Wells Fargo Bank, N.A. and The CIT Group/Equipment Financing, Inc., as co-documentation agents and CIBC World Market Corp., as lead arranger (16)
21.1     Subsidiaries  of  Isle  of  Capri  Casinos,  Inc.  (16)
23.1     Consent  of  Ernst  &  Young  LLP

(1) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for the fiscal
     Ended  April  30,  1992  (File  No.  0-20538)  and  incorporated  herein by reference.
(2) Filed as an exhibit to Casino America, Inc.'s Current Report on Form 8-k filed June 17, 1992
     (File  No.  0-20538)  and  incorporated  herein  by  reference.
(3) Filed as an exhibit to Casino America, Inc.'s Annual Report on form 10-k for the fiscal year Ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.
(4) Filed as an exhibit to Casino America, Inc.'s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.
(5) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.
(6) Filed as an exhibit to Casino America, Inc.'s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.
(7) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.
(8) Filed as an exhibit to Casino America, Inc.'s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.
(9) Filed as an exhibit to Casino America, Inc.'s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-02538) and incorporated herein by reference.
(10) Filed as an exhibit to Isle of Capri Casinos, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(11) Filed as an exhibit to Casino America, Inc.'s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.
(12) Filed as an exhibit to Casino America, Inc.'s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.
(13) Filed as an exhibit to Isle of Capri Casinos, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.
(14) Filed as an exhibit to Isle of Capri Casinos, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(15) Filed as an exhibit to Isle of Capri Casinos, Inc.'s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(16) Filed as an exhibit to Isle of Capri Casinos, Inc.'s Registration Statement on S-4 filed on May 22, 2002 (File No. 333-88802) and incorporated herein by reference.
(17) Filed as an exhibit to Isle of Capri Casinos, Inc.'s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.