Form 10-Q
period 2002-07-28
ISLE OF CAPRI CASINOS INC
filed 2002-09-06
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 28, 2002

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

As of August 30, 2002, the Company had a total of 28,969,020 shares of Common Stock outstanding (which excludes 3,106,640 shares held by us in treasury).

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                PAGE
                                                                                ----

PART I     FINANCIAL INFORMATION
------------------------------------------------------------------------------

  ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS, JULY 28, 2002 (UNAUDITED)
                 AND APRIL 28, 2002. . . . . . . . . . . . . . . . . . . . . .     2

                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                 MONTHS ENDED JULY 28, 2002 AND JULY 29, 2001 (UNAUDITED). . .     3

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE
                 MONTHS ENDED JULY 28, 2002 (UNAUDITED). . . . . . . . . . . .     4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                 ENDED JULY 28, 2002 AND JULY 29, 2001 (UNAUDITED) . . . . . .     5

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. . . . .     7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .    24

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                    ABOUT MARKET RISK . . . . . . . . . . . . . . . . . . . .     31

PART II    OTHER INFORMATION
------------------------------------------------------------------------------

  ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .    32

  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . .  33

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . .    33

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .    33

  ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .    33

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . .    33

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34
CERTIFICATIONS                                  .. . . . . . . . . . . . . . .    35
EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36



                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical or current facts included in this report on form 10-Q or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.




                                          ISLE OF CAPRI CASINOS, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                              ASSETS                                                    JULY 28,       APRIL 28,
                                                                                          2002         2002
                                                                                       -----------  -----------
                                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   72,143   $   76,597
     Accounts receivable .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,891        9,857
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,681       10,235
     Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . .      14,072       15,113
     Property held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,697       24,572
                                                                                       -----------  -----------
               Total current assets.. . . . . . . . . . . . . . . . . . . . . . . . .     131,484      136,374
Property and equipment - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     793,338      803,507
Other assets:
     Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     305,850      305,850
     Other intangible assets, net.. . . . . . . . . . . . . . . . . . . . . . . . . .      58,744       58,744
     Deferred financing costs, net of accumulated amortization of $8,935
         and $7,984, respectively . . . . . . . . . . . . . . . . . . . . . . . . . .      23,273       23,730
     Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,100        3,677
     Prepaid deposits and other . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,314        4,944
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,927        3,397
                                                                                       -----------  -----------
               Total assets.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,325,030   $1,340,223
                                                                                       ===========  ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt.. . . . . . . . . . . . . . . . . . . . . .  $   16,300   $   14,176
     Accounts payable trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,135       22,541
     Accrued liabilities:
           Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,849        5,276
           Payroll and related. . . . . . . . . . . . . . . . . . . . . . . . . . . .      45,617       47,186
           Property and other taxes . . . . . . . . . . . . . . . . . . . . . . . . .      19,563       15,673
           Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,295       13,993
           Progressive jackpots and slot club awards. . . . . . . . . . . . . . . . .      12,351       11,903
           Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,305       27,862
                                                                                       -----------  -----------
               Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .     180,415      158,610
Long-term debt, less current maturities.. . . . . . . . . . . . . . . . . . . . . . .     944,238      995,123
Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,366       16,302
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,908       10,990
Stockholders' equity:
          Preferred stock, $.01 par value; 2,000 shares authorized; none issued.. . .           -            -
          Common stock, $.01 par value; 45,000 shares authorized; shares issued and
             outstanding: 31,859 at July 28, 2002 and 31,826 at April 28, 2002. . . .         315          314
          Class B common stock, $.01 par value; 3,000 shares authorized; none issued.           -            -
          Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .     136,482      135,432
          Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,078)      (1,352)
          Retained earnings.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      66,926       54,753
          Accumulated other comprehensive loss, net of income tax benefit of $3,340
            and $2,364, respectively. . . . . . . . . . . . . . . . . . . . . . . . .      (5,654)      (4,061)
                                                                                       -----------  -----------
                                                                                          195,991      185,086
          Treasury stock, 3,107 shares. . . . . . . . . . . . . . . . . . . . . . . .     (25,888)     (25,888)
                                                                                       -----------  -----------
          Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .     170,103      159,198
                                                                                       -----------  -----------
          Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $1,325,030   $1,340,223
                                                                                       ===========  ===========


See  notes  to  consolidated  financial  statements.




                           ISLE OF CAPRI CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                         Three Months Ended
                                        --------------------
                                              July 28,         July 29,
                                                       2002        2001
                                        --------------------  ----------
Revenues:
     Casino. . . . . . . . . . . . . .  $           270,085   $ 257,588
     Rooms . . . . . . . . . . . . . .               14,737      15,167
     Pari-mutuel commissions and fees.                5,605       5,290
     Food, beverage and other. . . . .               37,093      39,135
                                        --------------------  ----------
          Gross revenues . . . . . . .              327,520     317,180
          Less promotional allowances.               50,857      54,244
                                        --------------------  ----------
                  Net revenues.. . . .              276,663     262,936
Operating expenses:
     Casino. . . . . . . . . . . . . .               49,986      51,418
     Gaming taxes. . . . . . . . . . .               58,649      54,484
     Rooms . . . . . . . . . . . . . .                3,663       3,463
     Pari-mutuel . . . . . . . . . . .                4,060       4,095
     Food, beverage and other. . . . .                9,305       8,912
     Marine and facilities . . . . . .               18,256      17,890
     Marketing and administrative. . .               71,852      70,624
     Preopening expenses . . . . . . .                    -         390
     Depreciation. . . . . . . . . . .               17,984      17,293
                                        --------------------  ----------
          Total operating expenses . .              233,755     228,569
                                        --------------------  ----------
Operating income . . . . . . . . . . .               42,908      34,367
     Interest expense. . . . . . . . .              (21,105)    (24,367)
     Interest income . . . . . . . . .                   65         233
     Gain on disposal of assets. . . .                    -         125
     Minority interest.. . . . . . . .               (2,558)     (1,671)
                                        --------------------  ----------
Income before income taxes.. . . . . .               19,310       8,687
     Income tax provision. . . . . . .                7,137       2,833
                                        --------------------  ----------
Net income . . . . . . . . . . . . . .  $            12,173   $   5,854
                                        ====================  ==========

  Net income per common share-basic. .  $              0.42   $    0.21
  Net income per common share-diluted.  $              0.40   $    0.20

     Weighted average basic shares . .               28,739      28,461
     Weighted average diluted shares .               30,722      29,681


See  notes  to  consolidated  financial  statements.




                                                ISLE OF CAPRI CASINOS, INC.
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        (UNAUDITED)
                                                       (IN THOUSANDS)

                                                                                                    Accumulated
                                                                                                         Other
                                                        Shares of              Additional   Unearned    Compre-
                                                         Common      Common      Paid-in    Compen-    hensive    Treasury
                                                          Stock       Stock      Capital    sation      Loss       Stock
                                                        ---------  -----------  ---------  ---------  ---------  ----------
Balance, April 28, 2002. . . . . . . . . . . . . . . .     31,826  $       314  $ 135,432  $ (1,352)  $ (4,061)  $ (25,888)
     Net income. . . . . . . . . . . . . . . . . . . .          -            -          -         -          -           -
     Unrealized loss on interest
          rate swap contract.. . . . . . . . . . . . .          -            -          -         -     (1,593)          -
                                                        ---------  -----------  ---------  ---------  ---------  ----------
     Comprehensive loss, net of income taxes of $3,340          -            -          -         -     (5,654)          -
     Exercise of stock
        options and warrants . . . . . . . . . . . . .         33            1        192         -          -           -
     Grant of nonvested stock. . . . . . . . . . . . .          -            -        858      (858)         -           -
     Amortization of unearned
         compensation. . . . . . . . . . . . . . . . .          -            -          -       132          -           -
                                                        ---------  -----------  ---------  ---------  ---------  ----------
Balance, July 28, 2002 . . . . . . . . . . . . . . . .     31,859  $       315  $ 136,482  $ (2,078)  $ (5,654)  $ (25,888)
                                                        =========  ===========  =========  =========  =========  ==========



                                                                          Total
                                                        Retained    Stockholders'
                                                        Earnings       Equity
                                                        ---------  ---------------
Balance, April 28, 2002. . . . . . . . . . . . . . . .  $  54,753  $      159,198
     Net income. . . . . . . . . . . . . . . . . . . .     12,173          12,173
     Unrealized loss on interest
          rate swap contract.. . . . . . . . . . . . .          -          (1,593)
                                                        ---------  ---------------
     Comprehensive loss, net of income taxes of $3,340          -         169,778
     Exercise of stock
        options and warrants . . . . . . . . . . . . .          -             193
     Grant of nonvested stock. . . . . . . . . . . . .          -               -
     Amortization of unearned
         compensation. . . . . . . . . . . . . . . . .          -             132
                                                        ---------  ---------------
Balance, July 28, 2002 . . . . . . . . . . . . . . . .  $  66,926  $      170,103
                                                        =========  ===============



See  notes  to  consolidated  financial  statements.




                                   ISLE OF CAPRI CASINOS, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                         (IN THOUSANDS)


                                                                       Three Months Ended
                                                                     --------------------
                                                                      July 28,         July 29,
                                                                         2002            2001
                                                                --------------------  ----------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $            12,173   $   5,854
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . .               17,984      17,293
     Amortization of deferred financing costs. . . . . . . . .                  951       1,146
     Amortization of unearned compensation . . . . . . . . . .                  132         139
     Gain on disposal of assets. . . . . . . . . . . . . . . .                    -        (125)
     Minority interest . . . . . . . . . . . . . . . . . . . .                2,558       1,671
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . . . . .                  (34)        183
          Income tax receivable. . . . . . . . . . . . . . . .                    -       4,700
          Prepaid expenses and other assets. . . . . . . . . .                1,041       1,789
          Accounts payable and accrued liabilities.. . . . . .               17,907      15,402
                                                                --------------------  ----------
Net cash provided by operating activities. . . . . . . . . . .               52,712      48,052

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . . . . . .               (7,127)    (29,401)
Proceeds from sales of assets. . . . . . . . . . . . . . . . .                    -         125
Investments in and advances to joint ventures. . . . . . . . .                 (285)       (663)
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .                  577        (118)
Prepaid deposits and other . . . . . . . . . . . . . . . . . .                  (85)        209
                                                                --------------------  ----------
Net cash used in investing activities. . . . . . . . . . . . .               (6,920)    (29,848)

FINANCING ACTIVITIES:
Proceeds from debt . . . . . . . . . . . . . . . . . . . . . .                    -      50,000
Net reduction in lines of credit and revolving lines of credit              (43,290)    (48,000)
Principal payments on debt . . . . . . . . . . . . . . . . . .               (5,468)     (5,592)
Deferred financing costs . . . . . . . . . . . . . . . . . . .                 (494)       (500)
Purchase of treasury stock . . . . . . . . . . . . . . . . . .                    -      (2,202)
Proceeds from exercise of stock options and warrants . . . . .                  193          72
Cash distribution to minority partner. . . . . . . . . . . . .               (1,187)          -
                                                                --------------------  ----------
Net cash used in financing activities. . . . . . . . . . . . .              (50,246)     (6,222)

Net increase (decrease) in cash and cash equivalents . . . . .               (4,454)     11,982
Cash and cash equivalents at beginning of period . . . . . . .               76,597      76,659
                                                                --------------------  ----------
Cash and cash equivalents at end of period . . . . . . . . . .  $            72,143   $  88,641
                                                                ====================  ==========


See  notes  to  consolidated  financial  statements.




                                ISLE OF CAPRI CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (UNAUDITED)
                                       (IN THOUSANDS)


                                                                 Three Months Ended
                                                                -------------------
                                                                 July 28,         July 29,
                                                                  2002              2001
                                                            -------------------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments (receipts) for:
     Interest. . . . . . . . . . . . . . . . . . . . . . .  $             5,593  $  12,615
     Income taxes. . . . . . . . . . . . . . . . . . . . .                4,167    (10,233)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Other:
     Construction costs funded through accrued liabilities                    -        546






See  notes  to  consolidated  financial  statements.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION
Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States. The Company wholly owns and operates thirteen gaming facilities located in Bossier City and Lake Charles, Louisiana; Biloxi, Lula, Natchez, Vicksburg and Tunica, Mississippi; Boonville and Kansas City, Missouri; Bettendorf, Marquette and Davenport, Iowa; and Las Vegas, Nevada. The Company also owns a 57% interest in and receives a management fee for operating a gaming facility in Black Hawk, Colorado. All but two of these gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. In addition, the Company wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

FISCAL  YEAR-END
The Company's fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days (26) in each quarter. Periodically, this system necessitates a 53-week year and fiscal 2000 was one such year. Fiscal 2003 commenced on April 29, 2002 and ends on April 27, 2003.


INTERIM  FINANCIAL  INFORMATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended July 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending April 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 28, 2002.

RECLASSIFICATION
The consolidated financial statements for prior years reflect certain reclassifications to conform with the current year presentation.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

LONG-LIVED  ASSETS
Effective April 29, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. Based on its review, the Company believes that, as of July 28, 2002, there were no significant impairments of its long-lived assets, other than those assets impaired as of April 28, 2002.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections," ("SFAS 145") which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company plans to implement SFAS 145 at the beginning of fiscal 2004, April 28, 2003.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," ("SFAS 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  PROPERTY  HELD  FOR  SALE

Property held for sale at April 28, 2002, consists primarily of the Isle-Tunica and the Lady Luck-Las Vegas. The balance also includes land in Cripple Creek, Colorado, a riverboat, a floating pavilion and several barges.

During fiscal 2002, Isle of Capri announced that the Board of Directors authorized the Company to embark on plans to sell or otherwise dispose of the Isle-Tunica and the Lady Luck-Las Vegas properties. Under provision of SFAS No. 121, the Company determined that it would not be able to recover the net book value of the Isle-Tunica or the Lady Luck-Las Vegas based on current real estate and market conditions in Tunica, Mississippi and recent offers to purchase the properties. As such, the Company recorded an impairment write-down of $59.2 million, representing the difference between the Isle-Tunica's and the Lady Luck-Las Vegas' net book values of $80.7 million and their estimated fair value less estimated costs to sell. Fair values were based on the most recent offer to purchase the assets.


On July 16, 2002, the Company entered into an agreement subject to certain conditions, to sell the Lady Luck-Las Vegas. The agreement is subject to contingencies. On July 29, 2002, the Company entered into an agreement to sell the Isle-Tunica. The agreement provides that the Company will receive a cash payment of $7.5 million and will be entitled to retain certain personal property, including all gaming equipment, valued at approximately $4.7 million. The Company ceased casino operations on September 4, 2002. The hotel and support facilities will remain open pending the closing of the transaction which is expected within the next approximately 30 days. The pretax proceeds from the sales approximate the carrying value of these assets at July 28, 2002.

In connection with the restructuring plan, approximately 600 employees will be terminated at the Isle-Tunica. The approximately 400 employees of the Lady Luck-Las Vegas will become employees of the new company. Employee termination costs are estimated at $0.4 million. These costs have been accrued during the first quarter 2003 and are recorded in the "Operating expenses" for the appropriate department in the accompanying consolidated statements of operations. In addition, the restructuring plan includes lease termination and other business exit costs estimated at $1.4 million. These costs have been accrued during the first quarter 2003 and are recorded in "Operating expenses-marketing and administrative" in the accompanying consolidated statements of operations.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  LONG-TERM  DEBT





                                                                                   JULY 28,      APRIL 28,
                                                                                           2002        2002
                                                                                ---------------  ----------
Long-term debt consists of the following:. . . . . . . . . . . . . . . . . . .   (In thousands)

8.75 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .  $       390,000  $  390,000
9.00 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .          200,000     200,000
Senior Secured Credit Facility (described below):
   Variable rate term loan . . . . . . . . . . . . . . . . . . . . . . . . . .          249,375     250,000
   Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           30,000      75,000
Isle-Black Hawk Secured Credit Facility, non-recourse to Isle of Capri
   Casinos, Inc. (described below):
   Variable rate term loans Tranche A. . . . . . . . . . . . . . . . . . . . .           35,040      38,000
   Variable rate term loans Tranche B. . . . . . . . . . . . . . . . . . . . .           38,739      39,900
Variable rate TIF Bonds due to City of Bettendorf (described below). . . . . .            5,929       5,929
12.5 % note payable, due in monthly installments of $125,000, including
   interest, beginning October 1997 through October 2005.. . . . . . . . . . .            3,822       4,072
8 % note payable, due in monthly installments of $66,667, including interest,
   through July 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         132
8 % note payable, due in monthly installments of $11,365, including interest,
   through November 2015 . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,112       1,124
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,521       5,142
                                                                                ---------------  ----------
                                                                                        960,538   1,009,299
Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,300      14,176
                                                                                ---------------  ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       944,238  $  995,123
                                                                                ===============  ==========



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


3.  LONG-TERM  DEBT  (CONTINUED)




Year . . . . . . . .  Percentage
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

At the Company's option, the revolving credit facility may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the Company's option at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.5% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.5%.

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., Isle-Black Hawk and their subsidiaries.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at July 28, 2002 was 6.5%.

ISLE-BLACK  HAWK  SECURED  CREDIT  FACILITY
On November 16, 2001, Isle-Black Hawk entered into a $90.0 million secured credit facility (the "Secured Credit Facility"), that is non-recourse debt to the Isle of Capri, primarily for the purpose of funding the redemption of the 13% First Mortgage Notes. The Secured Credit Facility provides for a $10.0 million revolving credit facility, a $40.0 million Tranche A term loan maturing on November 16, 2005 and a $40.0 million Tranche B term loan maturing on November 16, 2006.

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

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.  LONG-TERM  DEBT  (CONTINUED)

The Secured Credit Facility provides for certain covenants, including those of a financial nature. Isle-Black Hawk was in compliance with these covenants as of July 28, 2002. The Secured Credit Facility is secured by liens on the Isle-Black Hawk's assets.

The weighted average effective interest rate of total debt outstanding under the Secured Credit Facility at July 28, 2002 was 7.0%.

INTEREST  RATE  SWAPS

The Company entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and four interest rate swap agreements in fiscal 2002 that effectively convert portions of the floating rate term loans to a fixed-rate, thus reducing the impact of interest-rate changes on future interest expense. The notional value of the swaps, which were designated as cash flow hedges, was $240.0 million or 74.3% of the Isle of Capri's variable rate term loans as of July 28, 2002. The interest rate swaps terminate as follows: $50.0 million in fiscal 2003, $150.0 million in fiscal 2004 and $40.0 million in fiscal 2005.

At July 28, 2002, other comprehensive loss included $5.7 million for changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms totals $9.0 million, of which $2.4 million is recorded in other accrued current liabilities and $6.6 million is recorded in other accrued long-term liabilities in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.

At July 28, 2002, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

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

OTHER
The Isle of Capri has $264.0 million in bank lines of credit including the Senior Secured Credit Facility and the Secured Credit Facility. As of July 28, 2002, Isle of Capri had $31.7 million outstanding under these lines of credit.

At  July  28, 2002, the Isle of Capri was in compliance with all debt covenants.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.  EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share:





                                  THREE MONTHS ENDED
                                  ------------------

                                                          JULY 28,   JULY 29,
                                                            2002       2001
                                                          ---------  ---------
  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
     Net income. . . . . . . . . . . . . . . . . . . . .  $  12,173  $   5,854
                                                          =========  =========
     Numerator for basic earnings per share - income
          available to common stockholders . . . . . . .  $  12,173  $   5,854
     Effect of diluted securities. . . . . . . . . . . .          -          -
                                                          ---------  ---------
     Numerator for diluted earnings per share-
          income available to common stockholders after
               assumed conversions . . . . . . . . . . .  $  12,173  $   5,854
                                                          =========  =========

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares. . . . . . . . . . .     28,739     28,461
     Effect of dilutive securities
          Employee stock options,  warrants
             and nonvested restricted stock. . . . . . .      1,983      1,220
                                                          ---------  ---------
     Dilutive potential common shares. . . . . . . . . .      1,983      1,220
                                                          ---------  ---------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions . . . . . . . . . . .     30,722     29,681
                                                          =========  =========

     Basic earnings per share. . . . . . . . . . . . . .  $    0.42  $    0.21
                                                          =========  =========

     Diluted earnings per share. . . . . . . . . . . . .  $    0.40  $    0.20
                                                          =========  =========


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.  CONTINGENCIES

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

In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in our favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The plaintiffs have amended the petition and continue to pursue this matter. The Company intends to vigorously defend this suit. In addition, a similar action was recently filed against the City of Bossier, challenging the validity of its contracts with Louisiana Riverboat Gaming Partnership and other casinos. Exceptions have been filed requiring joinder of all interested parties, including Louisiana Riverboat Gaming Partnership. The Company believes the claims are without merit and to continue to vigorously defend this suit along with the other interested parties.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  CONTINGENCIES  (CONTINUED)

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 2.1 billion drachmae or 6.2 million Euro (which was approximately $6.3 million as of July 28, 2002 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. The court granted summary judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. The Company believes the claims against us to be without merit and the Company intends to continue vigorously defending the claims asserted in this action.

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

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390.0 million 8.75% Senior Subordinated Notes due 2009, $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million Senior Secured Credit Facility. The following tables present the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three months ended July 28, 2002 and July 29, 2001 and balance sheets as of July 28, 2002 and April 28, 2002.


                                                 ISLE OF CAPRI CASINOS, INC.
                             CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR, AND PARENT COMPANY
                                                     FINANCIAL INFORMATION
                                 AS OF JULY 28, 2002 (UNAUDITED) AND APRIL 28, 2002 AND FOR
                                   THE THREE MONTHS ENDED JULY 28, 2002 AND JULY 29, 2001
                                                         (UNAUDITED)
                                                       (IN THOUSANDS)
                                                                                 (b)

                                             Isle of Capri        (a)          Non-Wholly
                                             Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor         Owned            Non-             and        Isle of Capri
                                                (Parent        Guarantor       Guarantor       Eliminating    Casinos, Inc.
                                               Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  --------------  ---------------  --------------
As of July 28, 2002
Balance Sheet
------------------------------------------
Current assets . . . . . . . . . . . . . .  $         4,246  $      113,762  $      13,476   $            -   $      131,484
Intercompany receivables . . . . . . . . .          905,359         119,106        (12,768)      (1,011,697)               -
Investments in subsidiaries. . . . . . . .          196,912         277,755            418         (473,744)           1,341
Property and equipment, net. . . . . . . .            2,343         676,974        114,021                -          793,338
Other assets . . . . . . . . . . . . . . .           22,903         340,822         35,142                -          398,867
                                            ---------------  --------------  --------------  ---------------  --------------
Total assets.. . . . . . . . . . . . . . .  $     1,131,763  $    1,528,419  $     150,289   $   (1,485,441)  $    1,325,030
                                            ===============  ==============  ==============  ===============  ==============

Current liabilities. . . . . . . . . . . .  $        49,351  $      104,089  $      28,376   $       (1,401)  $      180,415
Intercompany payables. . . . . . . . . . .           38,792         956,605         14,900       (1,010,297)               -
Long-term debt,
   less current maturities.. . . . . . . .          866,875           8,332         69,031                -          944,238
Other accrued liabilities. . . . . . . . .            5,827           1,000         11,539                -           18,366
Minority interest. . . . . . . . . . . . .                -               -              -           11,908           11,908
Stockholders' equity . . . . . . . . . . .          170,918         458,393         26,443         (485,651)         170,103
                                            ---------------  --------------  --------------  ---------------  --------------
Total liabilities and stockholders' equity  $     1,131,763  $    1,528,419  $     150,289   $   (1,485,441)  $    1,325,030
                                            ===============  ==============  ==============  ===============  ==============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (Continued)


                                                                            (b)
                                     Isle of Capri          (a)          Non-Wholly
                                   Casinos, Inc.          Wholly          Owned          Consolidating
                                            Guarantor       Owned            Non-            and        Isle of Capri
                                             (Parent      Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                            Obligor)     Subsidiaries    Subsidiaries      Entries      Consolidated
                                           -----------  --------------  --------------  -------------  ---------------
For the Three Months Ended July 28, 2002
Statement of Operations
-----------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . .  $        -   $     242,786   $      27,299   $          -   $      270,085
Rooms, food, beverage and other . . . . .          12          52,090           5,333              -           57,435
                                           -----------  --------------  --------------  -------------  ---------------
Gross revenues. . . . . . . . . . . . . .          12         294,876          32,632              -          327,520
Less promotional allowances.. . . . . . .           -          45,205           5,652              -           50,857
                                           -----------  --------------  --------------  -------------  ---------------
Net revenues. . . . . . . . . . . . . . .          12         249,671          26,980              -          276,663

Operating expenses:
Casino. . . . . . . . . . . . . . . . . .           -          45,994           3,992              -           49,986
Gaming taxes. . . . . . . . . . . . . . .           -          53,298           5,351              -           58,649
Rooms, food, beverage and other.. . . . .       4,758          94,377           8,001              -          107,136
Management fee expense (revenue). . . . .      (9,003)          7,821           1,182              -                -
Depreciation. . . . . . . . . . . . . . .         224          16,518           1,242              -           17,984
                                           -----------  --------------  --------------  -------------  ---------------
Total operating expenses. . . . . . . . .      (4,021)        218,008          19,768              -          233,755
                                           -----------  --------------  --------------  -------------  ---------------

Operating income. . . . . . . . . . . . .       4,033          31,663           7,212              -           42,908
Interest expense. . . . . . . . . . . . .     (20,242)        (28,121)         (1,791)        29,049          (21,105)
Interest income.. . . . . . . . . . . . .      27,709           1,385              20        (29,049)              65
Minority interest.. . . . . . . . . . . .           -               -               -         (2,558)          (2,558)
Equity in income of
    unconsolidated joint venture. . . . .       7,810           4,414              (7)       (12,217)               -
                                           -----------  --------------  --------------  -------------  ---------------

Income before income taxes. . . . . . . .      19,310           9,341           5,434        (14,775)          19,310
Income tax provision. . . . . . . . . . .       7,137               -               -              -            7,137
                                           -----------  --------------  --------------  -------------  ---------------
Net income (loss) . . . . . . . . . . . .  $   12,173   $       9,341   $       5,434   $    (14,775)  $       12,173
                                           ===========  ==============  ==============  =============  ===============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (Continued)



                                                                                (b)
                                        Isle of Capri          (a)          Non-Wholly
                                     Casinos, Inc.          Wholly          Owned          Consolidating
                                              Guarantor       Owned            Non-            and        Isle of Capri
                                               (Parent      Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                              Obligor)     Subsidiaries    Subsidiaries      Entries      Consolidated
                                             -----------  --------------  --------------  -------------  ---------------
For the Three Months Ended July 28, 2002
Statement of Cash Flows
-------------------------------------------
Net cash provided by (used in)
operating activities. . . . . . . . . . . .  $   49,058   $       9,430   $       5,234   $    (11,003)  $       52,719
Net cash provided by (used in)
investing activities. . . . . . . . . . . .      (6,957)         (9,503)         (1,104)        10,644           (6,920)
Net cash provided by (used in )
financing activities. . . . . . . . . . . .     (45,771)          1,122          (7,044)         1,440          (50,253)
                                             -----------  --------------  --------------  -------------  ---------------
Net increase (decrease) in cash and
cash equivalents. . . . . . . . . . . . . .      (3,670)          1,049          (2,914)         1,081           (4,454)
Cash and cash equivalents at
beginning of the period . . . . . . . . . .       2,690          58,312          11,045          4,550           76,597
                                             -----------  --------------  --------------  -------------  ---------------
Cash and cash equivalents at
end of the period . . . . . . . . . . . . .  $     (980)  $      59,361   $       8,131   $      5,631   $       72,143
                                             ===========  ==============  ==============  =============  ===============

As of April 28, 2002
Balance Sheet
-------------------------------------------
Current assets. . . . . . . . . . . . . . .  $    7,475   $     113,900   $      14,999   $          -   $      136,374
Intercompany receivables. . . . . . . . . .     925,523          97,986         (12,183)    (1,011,326)               -
Investments in subsidiaries.. . . . . . . .     190,389         273,342             425       (463,100)           1,056
Property and equipment, net . . . . . . . .       2,093         687,252         114,162              -          803,507
Other assets. . . . . . . . . . . . . . . .      22,630         341,439          35,217              -          399,286
                                             -----------  --------------  --------------  -------------  ---------------
Total assets. . . . . . . . . . . . . . . .  $1,148,110   $   1,513,919   $     152,620   $ (1,474,426)  $    1,340,223
                                             ===========  ==============  ==============  =============  ===============

Current liabilities . . . . . . . . . . . .  $   32,391   $      98,919   $      27,302   $         (2)  $      158,610
Intercompany payables . . . . . . . . . . .      38,791         956,216          16,319     (1,011,326)               -
Long-term debt,
   less current maturities. . . . . . . . .     912,500           8,731          73,892              -          995,123
Other accrued liabilities.. . . . . . . . .       5,027           1,000          10,275              -           16,302
Minority interest.. . . . . . . . . . . . .           -               -               -         10,990           10,990
Stockholders' equity. . . . . . . . . . . .     159,401         449,053          24,832       (474,088)         159,198
                                             -----------  --------------  --------------  -------------  ---------------
Total liabilities and stockholders' equity.  $1,148,110   $   1,513,919   $     152,620   $ (1,474,426)  $    1,340,223
                                             ===========  ==============  ==============  =============  ===============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (Continued)



                                                                            (b)
                                     Isle of Capri          (a)          Non-Wholly
                                        Casinos, Inc.      Wholly          Owned          Consolidating
                                           Guarantor       Owned            Non-            and        Isle of Capri
                                            (Parent      Guarantor       Guarantor      Eliminating    Casinos, Inc.
                                           Obligor)     Subsidiaries    Subsidiaries      Entries      Consolidated
                                          -----------  --------------  --------------  -------------  ---------------
For the Three Months Ended July 29, 2001
Statement of Operations
----------------------------------------
Revenue:
Casino . . . . . . . . . . . . . . . . .  $        -   $     230,538   $      27,050   $          -   $      257,588
Rooms, food, beverage and other. . . . .          12          54,378           5,202              -           59,592
                                          -----------  --------------  --------------  -------------  ---------------
Gross revenue. . . . . . . . . . . . . .          12         284,916          32,252              -          317,180
Less promotional allowances. . . . . . .           -          48,707           5,537              -           54,244
                                          -----------  --------------  --------------  -------------  ---------------
Net revenue. . . . . . . . . . . . . . .          12         236,209          26,715              -          262,936

Operating expenses:
Casino.. . . . . . . . . . . . . . . . .           -          47,461           3,957              -           51,418
Gaming taxes . . . . . . . . . . . . . .           -          49,115           5,369              -           54,484
Rooms, food, beverage and other. . . . .      (2,282)         98,112           9,544              -          105,374
Depreciation . . . . . . . . . . . . . .         234          16,069             990              -           17,293
                                          -----------  --------------  --------------  -------------  ---------------
Total operating expenses . . . . . . . .      (2,048)        210,757          19,860              -          228,569
                                          -----------  --------------  --------------  -------------  ---------------

Operating income.. . . . . . . . . . . .       2,060          25,452           6,855              -           34,367
Gain on sale of assets.. . . . . . . . .         125               -               -              -              125
Interest expense, net. . . . . . . . . .     (21,861)        (26,175)         (3,044)        26,713          (24,367)
Interest income. . . . . . . . . . . . .      25,804           1,071              71        (26,713)             233
Minority interest. . . . . . . . . . . .           -               -               -         (1,671)          (1,671)
Equity in income (loss) of
   unconsolidated joint venture . . . . .      2,559           5,951               -         (8,510)               -
                                          -----------  --------------  --------------  -------------  ---------------
Income (loss) before income taxes. . . .       8,687           6,299           3,882        (10,181)           8,687
Income tax provision . . . . . . . . . .       2,833               -               -              -            2,833
                                          -----------  --------------  --------------  -------------  ---------------
Net income (loss). . . . . . . . . . . .  $    5,854   $       6,299   $       3,882   $    (10,181)  $        5,854
                                          ===========  ==============  ==============  =============  ===============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (Continued)



                                                                                 (b)
                                          Isle of Capri          (a)          Non-Wholly
                                            Casinos, Inc.       Wholly          Owned        Consolidating
                                              Guarantor         Owned            Non-             and         Isle of Capri
                                               (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                           Obligor)         Subsidiaries    Subsidiaries    Entries          Consolidated
                                           ---------------  --------------  --------------  ---------------  ---------------

For the Three Months Ended July 29, 2001
Statement of Cash Flows
-----------------------------------------
Net cash provided by (used in)
operating activities. . . . . . . . . . .  $       (2,979)  $      51,440   $       8,256   $       (8,665)  $       48,052
Net cash provided by (used in)
investing activities. . . . . . . . . . .           6,937         (44,998)           (452)           8,665          (29,848)
Net cash provided by (used in)
financing activities. . . . . . . . . . .          (5,442)           (641)           (139)               -           (6,222)
                                           ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
cash equivalents. . . . . . . . . . . . .          (1,484)          5,801           7,665                -           11,982
Cash and cash equivalents at
beginning of the period . . . . . . . . .             159          63,458          13,042                -           76,659
                                           ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
end of the period . . . . . . . . . . . .  $       (1,325)  $      69,259   $      20,707   $            -   $       88,641
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

(b) The following non-wholly owned subsidiaries were not guarantors on the 8.75% Senior Subordinated Notes nor the 9% Senior Subordinated Notes: Isle of
Capri Black Hawk L.L.C., Isle of Capri Black Hawk Capital Corp., Capri Air, Inc., Lady Luck Gaming Corp., Lady Luck Gulfport, Inc., Lady Luck Vicksburg,
Inc., Lady Luck Biloxi, Inc., Lady Luck Central City, Inc., IOC-Coahoma, Inc., Pompano Park Holdings, L.L.C., Casino America of Colorado, Inc., ASMI Management, Inc., IOC Development, L.L.C., Casino America, Inc., ICC Corp., International Marco Polo Services, Inc., IOC-St. Louis County, Inc., IOC, L.L.C., Isle of Capri Casino Colorado, Inc., Isle of Capri of Michigan L.L.C., Lady Luck Bettendorf Marina Corp., Water Street Redevelopment Corporation, Casino Parking, Inc., IOC-Black Hawk Distribution Company, L.L.C., Isle of Capri of Jefferson County, Inc., Lady Luck Scott City, Inc., and Louisiana Horizons, L.L.C.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-Q.

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

GOODWILL

     At July 28, 2002, we had a net goodwill and other intangible asset balance of $364.6 million, representing 28% of total assets. Effective April 30, 2002, we elected to adopt Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which established a new method of testing goodwill and other intangible assets using a fair-value based approach and does not permit amortization of goodwill as was previously required. Upon adoption, amortization of goodwill and other intangible assets ceased.

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

PROPERTY  AND  EQUIPMENT

     At July 28, 2002, we had a net property and equipment balance of $793.3 million, representing 60% of total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

GENERAL

     Our results of operations for the three months ended July 28, 2002 reflect the consolidated operations of all of our subsidiaries and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas, and Pompano Park. Isle-Boonville opened December 6, 2001.

     Our results of operations for the three months ended July 29, 2001 reflect the consolidated operations of all of our subsidiaries and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas, and Pompano Park.

     We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets, as new gaming facilities open and existing gaming facilities add to or enhance their facilities.

     We believe that our operating results are affected by seasonality and weather. Seasonality has historically caused the operating results for our first and fourth fiscal quarters ending in July and April, respectively, to be better than the operating results for the second and third fiscal quarters ending October and January, respectively.

RESULTS  OF  OPERATIONS

THREE FISCAL MONTHS ENDED JULY 28, 2002 COMPARED TO THREE FISCAL MONTHS ENDED JULY 29, 2001

     Gross revenue for the quarter ended July 28, 2002 was $327.5 million, which included $270.1 million of casino revenue, $14.7 million of rooms revenue, $5.6 million of pari-mutuel commissions and $37.1 million of food, beverage and other revenue. This compares to gross revenue for the quarter ended July 29, 2001 of $317.2 million, which included $257.6 million of casino revenue, $15.2 million of rooms revenue, $5.3 million of pari-mutuel commissions and $39.1 million of food, beverage and other revenue.

     Casino revenue increased $12.5 million or 4.9% primarily as a result of the addition of the Isle-Boonville which generated $15.1 million of casino revenue in the current year. Casino revenue also increased $3.5 million or 28.5% at the Rhythm City-Davenport. The property rebounded from the lingering effects of the flooding of the Mississippi River that caused the casino to be closed for three weeks at the beginning of the first quarter of fiscal year 2002. These increases were partially offset by a $4.2 million decrease in casino revenue generated by the Isle-Lake Charles, and the $1.8 million decline in casino revenue at the Isle-Tunica. The decrease at the Isle-Lake Charles was primarily due to the addition of a competitor, Delta Downs. The decline in casino revenue at the Isle-Tunica was the result of negative market growth and the announcement of our intention to sell the property. Room revenue decreased $0.4 million or 2.8% primarily due to reduced occupancy at the Rhythm City-Davenport and the Isle-Lula. Food, beverage and other revenue decreased by $2.0 million or 5.2%. The decrease in room, food, beverage and other revenue were the result of a decrease in the level of complimentary rooms, food and beverage provided to our guests, the result of fine-tuning our comping policy to ensure optimum marketing expenditures.

     Casino operating expenses for the quarter ended July 28, 2002 totaled $50.0 million, or 18.5% of casino revenue, versus $51.4 million, or 20.0% of casino revenue, for the quarter ended July 29, 2001. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The decrease in casino operating expenses is attributable to continued refinement of cost containment policies. The addition of our Boonville property, with its lower than average casino expense margin, lead to the improved flow through and lower overall casino expense margin, due in part to the lower than average payroll and related expense per casino full time equivalent. Additionally, both Isle-Tunica and Lady Luck-Las Vegas exhibited casino operating expense margin improvement when compared to prior year's high expense margins as a result of the continued monitoring of expenses. Room expenses of $3.7 million or 24.9% of room revenue from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, the Isle-Marquette, the Isle-Tunica, the Isle-Black Hawk, the Lady Luck-Las Vegas and the Rhythm City-Davenport compared to $3.5 million or 22.8% of room revenue for the quarter ended July 29, 2001. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the quarter ended July 28, 2002, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $58.6 million, or 21.7% of casino revenue, compared to $54.5 million, or 21.2% of casino revenues for the three months ended July 29, 2001, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. The increase in state and local gaming taxes as a percentage of casino revenue is due to the 1% increase in gaming tax rate on net gaming proceeds at the Isle-Bossier City. On April 1, 2002, the gaming tax rate at the Isle-Bossier City increased from 19.5% to 20.5%.

     Food, beverage and other expenses totaled $9.3 million for the quarter ended July 28, 2002, compared to $8.9 million for the quarter ended July 29, 2001. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues increased to 25.1% for the quarter ended July 28, 2002 from 22.8% for the quarter ending July 29, 2001. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have increased as a result of the addition of Isle-Boonville, with a corresponding increase in margin due to lower food and beverage revenue during the quarter.

     Marine and facilities expenses totaled $18.3 million for the quarter ended July 28, 2002, versus $17.9 million for the quarter ended July 29, 2001. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. The 2.0% increase in marine and facilities expenses approximated the 3.3% increase in gross revenues.

     Marketing and administrative expenses totaled $71.9 million, or 26.0% of net revenue, for the quarter ended July 28, 2002, versus $70.6 million, or 26.9% of net revenue, for the quarter ended July 29, 2001. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase in marketing and administrative expenses is commensurate with the increase in gross revenues. The 1.7% increase in marketing and administrative expenses approximates the 3.3% increase in gross revenues. In absolute terms, the marketing and administrative expense increase of $1.2 million was driven by the $3.7 million expended at Isle-Boonville, partially offset by the overall ongoing efforts to optimize marketing expenditures.

     Depreciation expense was $18.0 million for the quarter ended July 28, 2002 and $17.3 million for the quarter ended July 29, 2001. Depreciation expense increased by $0.7 million compared to the prior year quarter. The increase is consistent with an increase in fixed assets placed into service or acquired but was offset by the lack of depreciation expense at the Isle-Tunica and the Lady Luck -Las Vegas. During fiscal 2002, we reclassified the Isle-Tunica's and the Lady Luck-Las Vegas' property and equipment as assets held for sale under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" due to the impairment of the assets. Under this classification, we will no longer depreciate these assets. We estimate that the benefit from suspending depreciation associated with the assets held for sale was approximately $2.0 million for the three months ended July 28, 2002.

     Interest expense was $21.1 million for the quarter ended July 28, 2002 as compared to interest expense of $24.4 million for the quarter ended July 29, 2001. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $1.5 million related to the Isle-Black Hawk is included in interest expense in the quarter ended July 28, 2002. This compares to interest expense of $3.0 million for the quarter ended July 29, 2001.

     Our effective tax rate was 37.0% for the quarter ended July 28, 2002 compared to 32.6% for the quarter ended July 29, 2001. The quarter ended July 29, 2001, is 4.4% lower than the quarter ended July 28, 2002, due to a revision in the estimate of deferred income taxes.

RESTRUCTURING  CHARGES

     During fiscal 2002, we announced that our Board of Directors authorized us to embark on plans to sell or otherwise dispose of the Isle-Tunica and the Lady Luck-Las Vegas properties. On July 16, 2002, we entered into an agreement to sell the Lady Luck-Las Vegas subject to certain conditions. On July 29, 2002, we entered into an agreement to sell the Isle-Tunica. The agreement provides that we will receive a cash payment of $7.5 million and will be entitled to retain certain personal property, including all gaming equipment, valued at approximately $4.7 million. We ceased casino operations on September 4, 2002. The hotel and support facilities will remain open pending the closing of the transaction which is expected within the next approximately 30 days.


     In connection with the restructuring plan, approximately 600 employees will be terminated at the Isle-Tunica and approximately 400 employees of the Lady Luck-Las Vegas will become employees of the new company. Estimated employee termination costs of $0.4 million have been accrued in the first quarter of fiscal 2003. In addition, the restructuring plan includes lease termination and other business exit costs estimated at $1.4 million which have been accrued in the first quarter of fiscal 2003. We expect to fund these costs through existing cash flows from operations before the end of calendar 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At July 28, 2002, we had cash and cash equivalents of $72.1 million compared to $76.6 million in cash and cash equivalents at April 28, 2002. The $4.5 million decrease in cash is the net result of $52.7 million net cash provided by operating activities, $6.9 million net cash used in investing activities, and $50.3 million net cash used in financing activities.

INVESTING  ACTIVITIES

     We invested $7.0 million in property and equipment during the three months ended July 28, 2002 primarily for the implementation of a company-wide slot enhancement program. Approximately $1.9 million was expended on capital expenditures which enhanced the value of the properties or prolonged their useful life. The following table reflects expenditures for property and equipment on major projects:



                                                                                          ACTUAL        REMAINDER OF
                                                                                          ------        ------------
                                                                          FISCAL YEAR    THREE MONTHS   FISCAL YEAR
                                                                          ENDED 4/28/02  ENDED 7/28/02  ENDING 4/27/03
                                                                          -------------- -------------  --------------
                                                                                 (DOLLARS IN MILLIONS)
PROPERTY                      PROJECT
----------------------------  ------------------------------------------

Isle-Biloxi . . . . . . . . . Construct hotel & parking facility. . . . . $            -  $             -  $ 9.1
Isle-Bossier City. . . . . . .Construct hotel & entertainment center. . .              -              0.1   10.1
Isle-Lake Charles. . . . . . .Construct hotel. . . . . . . . . . . . . . .           0.4                -      -
Isle-Tunica. . . . . . . . . .Construct hotel & 2 theaters. . . . . . . .            1.0                -      -
Isle-Kansas City . . . . . . .Renovations. . . . . . . . . . . . . . . . .           1.5                -      -
Isle-Boonville. . . . . . . . Develop casino. . . . . . . . . . . . . . .           35.7              1.0      -
Rhythm City - Davenport. . . .Renovations. . . . . . . . . . . . . . . . .           1.6                -      -
Isle-Marquette. . . . . . . . Construct hotel. . . . . . . . . . . . . . .             -                -    0.8
Lady Luck Properties. . . . . Convert to Isle. . . . . . . . . . . . . . .           2.7              0.3      -
Lady Luck Las Vegas. . . . . .Renovations. . . . . . . . . . . . . . . . .           1.4                -      -
All. . . . . . . . . . . . . .Slot program. . . . . . . . . . . . . . . .           32.7              3.6   26.7
All. . . . . . . . . . . . . .Enhancement. . . . . . . . . . . . .. . . .           21.3              2.0   31.5
                                                                          --------------  ---------------  -----
                                      Total. . . . . . . . . . . . . . . .$         98.3  $           7.0  $78.2
                                                                          ==============  ===============  =====








     We anticipate that capital improvements approximating $33.4 million will be made during fiscal 2003 to maintain our existing facilities and remain competitive in our markets and $30.3 for our slot enhancement program. As of the three months ended July 28, 2002, we have spent $2.0 million on maintenance capital improvements and $3.6 million on our slot enhancement program.

     In August 2002, we announced plans for a $135.0 million multi-property expansion at three of our casinos. The plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

     The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, an Isle-branded Kitt's Kitchen restaurant, a 12,000 square-foot multi-purpose center, an expanded pool and spa area and a 1,000-space parking facility. The parking garage will provide a podium for future expansion for an additional hotel tower. Construction will begin this fall with a projected construction period of approximately 24 months.

      The Isle-Bossier City plan, estimated at $50.0 million, features a hotel tower, with 265 rooms, a Kitt's Kitchen restaurant, a new pool and deck, and a 12,000-square-foot convention/entertainment center. Construction will also begin this fall and will span about 18 months.

      The Isle-Marquette property phase of the plan will include $6.0 million in improvements including a 60-room Inn-at-the-Isle and improved parking. The construction, beginning in spring 2003, will last 16 months.

     All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

FINANCING  ACTIVITIES

     During the three months ended July 28, 2002, we used net cash of $50.3 million in the following financing activities:

- We made net reductions to our Revolving Credit Facilities and lines of credit of $43.3 million.
- We made principal payments on our Senior Secured Credit Facility and other debt of $5.5 million.

     On April 26, 2002, we entered into a Senior Secured Credit Facility which refinanced our prior facility. This Senior Secured Credit Facility consists of a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008. We are required to make quarterly principal payments on the $250.0 million term loan portion of our amended and restated Senior Secured Credit Facility. Such payments are initially $625,000 per quarter starting in June 2002 and increase to $59.4 million per quarter beginning in June 2007. In addition, we are required to make substantial quarterly interest payments on the outstanding balance of our Senior Secured Credit Facility. The proceeds were used to refinance $336.8 million of the prior facility.

     Our Senior Secured Credit Facility, among other things, restricts our ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, our credit facility requires us to meet certain financial ratios and tests, including: a minimum consolidated net worth test, a maximum consolidated total leverage test, a maximum consolidated senior leverage test, and a minimum consolidated fixed charge coverage test. As of July 28, 2002, we were in compliance with all debt covenants.

     We expect that available cash and cash from future operations, as well as borrowings under our Senior Secured Credit Facility, will be sufficient to fund future expansion and planned capital expenditures, service senior debt and meet working capital requirements. There is no assurance that we will have the capital resources to make all of the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets. In addition, the indentures governing our 8.75% notes and our 9% notes restrict, among other things, our ability to borrow money, create liens, make restricted payments and sell assets.

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

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS 143 will not have a material impact on our financial position or results of consolidated operations.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections," ("SFAS 145") which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. We plan to implement SFAS 145 at the beginning of fiscal 2004, April 28, 2003.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," ("SFAS 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

SENIOR  CREDIT  FACILITY
     We entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of our variable rate debt to a fixed-rate basis for the next one to two years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $200.0 million or 71.6% of our variable rate term debt outstanding under our senior credit facility as of July 28, 2002. We evaluate the effectiveness of these hedged transactions on a quarterly basis. The interest rate swaps terminate as follows: $50.0 million in 2003 and $150.0 million in 2004. We found no portion of the hedging instruments to be ineffective during the fiscal quarter ended July 28, 2002. Accordingly, no gain or losses have been recognized on these cash flow hedges.

ISLE-BLACK  HAWK'S  SECURED  CREDIT  FACILITY
     The Isle-Black Hawk entered into three interest rate swap agreements in the fourth quarter of fiscal 2002 that effectively convert portions of their variable rate debt to a fixed-rate basis for the next three years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 54.2% of their variable rate term debt outstanding under the Isle-Black Hawk's secured credit facility as of July 28, 2002. The interest rate swaps terminate in 2005. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the fiscal year quarter July 28, 2002. Accordingly, no gain or losses have been recognized on these cash flow hedges.

     The following table provides information at April 28, 2002, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.




                                                 INTEREST RATE SENSITIVITY
                                   PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                           AVERAGE INTEREST (SWAP) RATE



FISCAL YEAR
(dollars in millions)                                              2003          2004    2005    2006    2007
---------------------------------------------------------------  ------------  -------  ------  ------  ------
LIABILITIES
Long-term Debt, including Current Portion
   Fixed Rate . . . . . . . . . . . . . . . . . . . . . . . . .  $       2.8   $  2.8   $ 2.5   $ 1.5   $ 1.3
   Average interest rate. . . . . . . . . . . . . . . . . . . .          8.9%     8.8%    8.8%    8.8%    8.8%

   Variable Rate. . . . . . . . . . . . . . . . . . . . . . . .  $      11.4   $ 12.9   $13.4   $21.4   $31.3
   Average interest rate. . . . . . . . . . . . . . . . . . . .          5.4%     7.3%    8.2%    8.6%    8.8%

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest Rate Swaps
   Pay Fixed/Receive Variable . . . . . . . . . . . . . . . . .  $      50.0   $150.0   $40.0   $   -   $   -
   Average Pay Rate . . . . . . . . . . . . . . . . . . . . . .          4.8%     4.8%    4.2%      -       -
   Average Receive Rate . . . . . . . . . . . . . . . . . . . .          2.6%     4.6%    5.4%      -       -



FISCAL YEAR
                                                                                       Fair Value
(dollars in millions)                                          THEREAFTER    TOTAL     4/28/2002
---------------------------------------------------------------  -------  ----------
LIABILITIES
Long-term Debt, including Current Portion
   Fixed Rate . . . . . . . . . . . . . . . . . . . . . . . . .  $596.0   $    606.4  $624.7
   Average interest rate. . . . . . . . . . . . . . . . . . . .     8.9%

   Variable Rate. . . . . . . . . . . . . . . . . . . . . . . .  $312.5   $    402.9  $404.5
   Average interest rate. . . . . . . . . . . . . . . . . . . .     8.9%

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest Rate Swaps
   Pay Fixed/Receive Variable . . . . . . . . . . . . . . . . .  $    -   $    240.0  $ (5.2)
   Average Pay Rate . . . . . . . . . . . . . . . . . . . . . .       -
   Average Receive Rate . . . . . . . . . . . . . . . . . . . .       -


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

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 2.1 billion drachmae or 6.2 million Euro (which was approximately $6.3 million as of July 28, 2002 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. The court granted summary judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue vigorously defending the claims asserted in this action.

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

ITEM  5.       OTHER  INFORMATION.

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)          Documents  Filed  as  Part  of  this  Report.
                  --------------------------------------------

          1.     Exhibits.
                 --------

               99.1  Certification  of  Chief  Executive  Officer pursuant to 18
                     U.S.C.  Section  1350,  as                    adopted
                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          2.     Reports  on  Form  8-K.
                 -----------------------

               During the quarter ended July 28, 2002, the Company filed the following reports on Form 8-K:

               None.



















                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  September  6,  2002        /s/  Rexford  A.  Yeisley
                                    --------------------------
                              Rexford A. Yeisley, Chief Financial Officer (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Bernard Goldstein, Chief Executive Officer of Isle of Capri Casinos, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Isle of Capri Casinos, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September  6,  2002
__/s/  Bernard  Goldstein__________________________
            Bernard  Goldstein
            Chief  Executive  Officer

                                  CERTIFICATION

I, Rexford A. Yeisley, Chief Financial Officer of Isle of Capri Casinos, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Isle of Capri Casinos, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September  6,  2002
_/s/  Rexford  A.  Yeisley_________________________
             Rexford  A.  Yeisley
             Chief  Financial  Officer

EXHIBIT  NUMBER     DESCRIPTION
---------------     -----------

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.