Form 10-Q
period 2002-10-27
ISLE OF CAPRI CASINOS INC
filed 2002-12-10
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2002

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

As of December 3, 2002, the Company had a total of 29,230,188 shares of Common Stock outstanding (which excludes 3,163,350 shares held by us in treasury).

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                  PAGE
                                                                                  ----

PART I     FINANCIAL INFORMATION
--------------------------------------------------------------------------------

  ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS, OCTOBER 27, 2002 (UNAUDITED)
                  AND APRIL 28, 2002 . . . . . . . . . . . . . . . . . . . . . .     2

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                  MONTHS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001 (UNAUDITED)     3

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX
                  MONTHS ENDED OCTOBER 27, 2002 (UNAUDITED). . . . . . . . . . .     4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                  ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001 (UNAUDITED). . . .     5

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS . . . . .     7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . .    26

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                    ABOUT MARKET RISK. . . . . . . . . . . . . . . . . . . . . .    36

  ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . .  36

PART II    OTHER INFORMATION
--------------------------------------------------------------------------------

                                                                                    37
  ITEM 1.  LEGAL PROCEEDINGS

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . . .    39

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . .     39

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . .    39

  ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .    39

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . .    40

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41
CERTIFICATIONS                                  .. . . . . . . . . . . . . . . .    41
EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43



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





ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   ASSETS                                   OCTOBER 27,    APRIL 28,
                                                                                                2002          2002
                                                                                            -------------  -----------
                                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     64,530   $   76,597
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,536        9,857
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,073       10,235
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,096       15,113
     Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,274       24,572
                                                                                                -------------  -----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       118,509      136,374
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       794,237      803,507
Other assets:
     Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       305,850      305,850
     Other intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        58,744       58,744
     Deferred financing costs, net of accumulated amortization of $9,686
         and $7,984, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,615       23,730
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,227        3,677
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,760        4,944
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,784        8,812
                                                                                                -------------  -----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,318,726   $1,345,638
                                                                                                =============  ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     15,085   $   14,176
     Accounts payable trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,895       22,541
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,177        5,276
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,481       47,186
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,486       15,673
           Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,761       13,993
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . . . . . . .        13,218       11,903
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,014       27,862
                                                                                                -------------  -----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . . . . . . .       171,117      158,610
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       931,034      995,123
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,415        5,415
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,858       16,302
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,140       10,990
Stockholders' equity:
          Preferred stock, $.01 par value; 2,000 shares authorized; none issued. . . . . . . .             -            -
          Common stock, $.01 par value; 45,000 shares authorized; shares issued and
             outstanding: 32,165 at October 27, 2002 and 31,826 at April 28, 2002. . . . . . .           320          314
          Class B common stock, $.01 par value; 3,000 shares authorized; none issued . . . . .             -            -
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       139,218      135,432
          Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,836)      (1,352)
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        73,713       54,753
          Accumulated other comprehensive loss, net of income tax benefit of $3,174
            and $2,364, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,368)      (4,061)
                                                                                                -------------  -----------
                                                                                                     206,047      185,086
          Treasury stock, 3,163 shares at October 27, 2002 and 3,107 shares at April 28, 2002.       (26,885)     (25,888)
                                                                                                -------------  -----------
          Total stockholders' equity.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       179,162      159,198
                                                                                                -------------  -----------
          Total liabilities and stockholders' equity.. . . . . . . . . . . . . . . . . . . . .  $  1,318,726   $1,345,638
                                                                                                =============  ===========



See  notes  to  consolidated  financial  statements.




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended           Six Months Ended
                                                           --------------------         ------------------
                                                   October 27,       October 28,     October 27,    October 28,
                                                        2002                2001           2002           2001
                                         --------------------  ------------------  -------------  -------------
Revenues:
     Casino . . . . . . . . . . . . . .  $           257,094   $         257,698   $    527,179   $    515,286
     Rooms. . . . . . . . . . . . . . .               13,898              14,792         28,635         29,959
     Pari-mutuel commissions and fees .                4,038               3,125          9,643          8,415
     Food, beverage and other . . . . .               35,847              36,934         72,940         76,069
                                         --------------------  ------------------  -------------  -------------
          Gross revenues. . . . . . . .              310,877             312,549        638,397        629,729
          Less promotional allowances..               50,764              52,043        101,621        106,287
                                         --------------------  ------------------  -------------  -------------
                  Net revenues. . . . .              260,113             260,506        536,776        523,442
Operating expenses:
     Casino . . . . . . . . . . . . . .               47,133              49,521         97,119        100,939
     Gaming taxes . . . . . . . . . . .               56,414              54,892        115,063        109,376
     Rooms. . . . . . . . . . . . . . .                3,473               3,330          7,136          6,793
     Pari-mutuel. . . . . . . . . . . .                2,948               2,116          7,008          6,211
     Food, beverage and other.. . . . .                8,482               8,519         17,787         17,431
     Marine and facilities. . . . . . .               17,136              17,602         35,392         35,492
     Marketing and administrative.. . .               70,789              65,656        142,641        136,280
     Accrued litigation award . . . . .                1,800                   -          1,800              -
     Preopening expenses. . . . . . . .                    -               1,147              -          1,537
     Gain on disposal of assets . . . .                    -                   -              -           (125)
     Depreciation and amortization. . .               18,277              17,143         36,261         34,436
                                         --------------------  ------------------  -------------  -------------
          Total operating expenses. . .              226,452             219,926        460,207        448,370
                                         --------------------  ------------------  -------------  -------------
Operating income. . . . . . . . . . . .               33,661              40,580         76,569         75,072
     Interest expense . . . . . . . . .              (20,668)            (22,630)       (41,773)       (46,997)
     Interest income. . . . . . . . . .                   18                 295             83            528
     Minority interest. . . . . . . . .               (2,352)             (1,991)        (4,910)        (3,662)
                                         --------------------  ------------------  -------------  -------------
Income before income taxes. . . . . . .               10,659              16,254         29,969         24,941
     Income tax provision . . . . . . .                3,872               5,819         11,009          8,652
                                         --------------------  ------------------  -------------  -------------
Net income. . . . . . . . . . . . . . .  $             6,787   $          10,435   $     18,960   $     16,289
                                         ====================  ==================  =============  =============

  Net income per common share-basic . .  $              0.24   $            0.37   $       0.66   $       0.58
  Net income per common share-diluted .  $              0.22   $            0.35   $       0.62   $       0.55

     Weighted average basic shares. . .               28,862              28,110         28,801         28,286
     Weighted average diluted shares. .               30,637              29,431         30,680         29,556


See  notes  to  consolidated  financial  statements.




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

                                                                                               Accumulated
                                                                                                 Other
                                                 Shares of               Additional   Unearned   Compre-
                                                 Common       Common       Paid-in    Compen-    hensive    Treasury    Retained
                                                 Stock        Stock        Capital    sation     Loss       Stock       Earnings
                                                 -----------  -----------  ---------  ---------  ---------  ----------  ---------

Balance, April 28, 2002.. . . . . . . . . . . .       31,826  $       314  $ 135,432  $ (1,352)  $ (4,061)  $ (25,888)  $  54,753
     Net income.. . . . . . . . . . . . . . . .            -            -          -         -          -           -      18,960
     Unrealized loss on interest
          rate swap contract. . . . . . . . . .            -            -          -         -     (1,307)          -           -
                                                 -----------  -----------  ---------  ---------  ---------  ----------  ---------
     Comprehensive loss, net of
        income taxes of $3,174. . . . . . . . .            -            -          -         -     (5,368)          -           -
     Exercise of stock
        options and warrants. . . . . . . . . .          339            6      3,023         -          -        (997)          -
     Grant of nonvested stock . . . . . . . . .            -            -        763      (763)         -           -           -
     Amortization of unearned
         compensation . . . . . . . . . . . . .            -            -          -       279          -           -           -
                                                 -----------  -----------  ---------  ---------  ---------  ----------  ---------
Balance, October 27, 2002 . . . . . . . . . . .       32,165  $       320  $ 139,218  $ (1,836)  $ (5,368)  $ (26,885)  $  73,713
                                                 ===========  ===========  =========  =========  =========  ==========  =========



ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)



                                                 Total
                                                 Stockholders'
                                                 Equity
                                                 ---------------

Balance, April 28, 2002.. . . . . . . . . . . .  $      159,198
     Net income.. . . . . . . . . . . . . . . .          18,960
     Unrealized loss on interest
          rate swap contract. . . . . . . . . .          (1,307)
                                                 ---------------
     Comprehensive loss, net of
        income taxes of $3,174. . . . . . . . .         176,851
     Exercise of stock
        options and warrants. . . . . . . . . .           2,032
     Grant of nonvested stock . . . . . . . . .               -
     Amortization of unearned
         compensation . . . . . . . . . . . . .             279
                                                 ---------------
Balance, October 27, 2002 . . . . . . . . . . .  $      179,162
                                                 ===============


See  notes  to  consolidated  financial  statements.




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                        Six Months Ended
                                                                       ------------------
                                                                 October 27,         October 28,
                                                                     2002                2001
                                                                 ------------------  -------------
OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $          18,960   $     16,289
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . .             36,261         34,436
     Amortization of deferred financing costs . . . . . . . . .              1,879          1,958
     Amortization of unearned compensation. . . . . . . . . . .                279            145
     Gain on disposal of assets . . . . . . . . . . . . . . . .                  -           (125)
     Deferred income taxes. . . . . . . . . . . . . . . . . . .                  -          2,480
     Minority interest. . . . . . . . . . . . . . . . . . . . .              4,910          3,662
     Changes in current assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . .                321           (519)
          Income tax receivable . . . . . . . . . . . . . . . .                  -          4,700
          Prepaid expenses and other assets.. . . . . . . . . .             (3,579)        (3,843)
          Accounts payable and accrued liabilities. . . . . . .              9,824          2,776
                                                                 ------------------  -------------
Net cash provided by operating activities.. . . . . . . . . . .             68,855         61,959

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . . . .            (22,962)       (57,121)
Proceeds from sales of assets . . . . . . . . . . . . . . . . .              7,500            125
Investments in and advances to joint ventures . . . . . . . . .               (860)          (659)
Restricted cash.. . . . . . . . . . . . . . . . . . . . . . . .                450             25
Prepaid deposits and other. . . . . . . . . . . . . . . . . . .                 44            (12)
                                                                 ------------------  -------------
Net cash used in investing activities.. . . . . . . . . . . . .            (15,828)       (57,642)

FINANCING ACTIVITIES:
Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . .                  -         50,000
Net reduction in lines of credit and revolving lines of credit.            (53,000)       (13,186)
Principal payments on debt. . . . . . . . . . . . . . . . . . .            (10,179)       (11,388)
Deferred financing costs. . . . . . . . . . . . . . . . . . . .               (764)          (522)
Purchase of treasury stock. . . . . . . . . . . . . . . . . . .                  -         (8,113)
Proceeds from exercise of stock options. . . . . . . . . . . .               2,032            309
Cash distributions to minority partner. . . . . . . . . . . . .             (3,183)        (2,150)
                                                                 ------------------  -------------
Net cash (used in) provided by financing activities . . . . . .            (65,094)        14,950

Net (decrease) increase in cash and cash equivalents. . . . . .            (12,067)        19,267
Cash and cash equivalents at beginning of period. . . . . . . .             76,597         76,659
                                                                 ------------------  -------------
Cash and cash equivalents at end of period. . . . . . . . . . .  $          64,530   $     95,926
                                                                 ==================  =============


See  notes  to  consolidated  financial  statements.




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(IN THOUSANDS)

                                                                     Six Months Ended
                                                                     -----------------
                                                             October 27,        October 28,
                                                                2002                2001
                                                             -----------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments (receipts) for:
     Interest . . . . . . . . . . . . . . . . . . . . . . .  $          38,025  $     47,686
     Income taxes . . . . . . . . . . . . . . . . . . . . .              3,802        (8,903)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Other:
     Construction costs funded through accrued liabilities.                  -         1,616






See  notes  to  consolidated  financial  statements.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION
Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States. The Company wholly owns and operates twelve gaming facilities located in Bossier City and Lake Charles, Louisiana; Biloxi, Lula, Natchez and Vicksburg, Mississippi; Boonville and Kansas City, Missouri; Bettendorf, Marquette and Davenport, Iowa; and Las Vegas, Nevada. The Company also owns a 57% interest in, and receives a management fee for operating, a gaming facility in Black Hawk, Colorado. All but two of these gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. In addition, the Company wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

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


INTERIM  FINANCIAL  INFORMATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 27, 2002 are not necessarily indicative of the results that may be expected for the nine months ending January 26, 2003, or for the fiscal year ending April 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 28, 2002.

                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Grand Palais Riverboat, Inc. and Louisiana Riverboat Gaming Partnership and the value of the Lady Luck trademarks and player databases acquired in the acquisition of Lady Luck Gaming Corporation.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS 145 at the beginning of fiscal 2004, April 28, 2003. Losses on extinguishment of debt previously classified asextraordinary charges will be reclassified to conform to the provisions of SFAS No. 145.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  PROPERTY  HELD  FOR  SALE

Property held for sale at October 27, 2002, consists primarily of the Lady Luck-Las Vegas. The balance also includes land in Cripple Creek, Colorado, a riverboat, a floating pavilion and several barges.

During fiscal 2002, the Company recorded a valuation charge totaling $59.2 million related to the write-down of the Company's assets at the Isle-Tunica and the Lady Luck-Las Vegas representing the difference between the Isle-Tunica's and the Lady Luck-Las Vegas's carrying values of $80.7 million and their estimated fair values, less estimated costs to sell of $21.5 million. Fair values were based on the Company's estimate of the likely sale price for these assets.

On July 16, 2002, the Company entered into an agreement to sell the Lady Luck-Las Vegas, subject to certain conditions. On October 30, 2002, the Company completed the sale of the Lady Luck-Las Vegas. A subsidiary of the Company will continue to operate the casino for up to six months pending the receipt of regulatory approval by the purchaser's designated gaming operator. The pretax proceeds from the sale approximated the carrying value of the assets.

On July 29, 2002, the Company entered into an agreement to sell the Isle-Tunica. The agreement provided that the Company would receive a cash payment of $7.5 million and would be entitled to retain certain personal property, including all gaming equipment, valued at approximately $4.7 million. The Company ceased casino operations on September 4, 2002. The hotel and support facilities remained open until the closing of the transaction on October 7, 2002. The pretax proceeds from the sale approximated the carrying value of the assets.

The following table presents the results of operations for the Isle-Tunica and the Lady Luck-Las Vegas for the three and six months ended October 27, 2002:






                               Isle-Tunica                   Lady Luck-Las Vegas
                             --------------                  -------------------
                    Three Months    Six Months             Three Months    Six Months
                      Ended           Ended                  Ended           Ended
                     October 27,     October 27,            October 27,     October 27,
                        2002            2002                     2002           2002
                    --------------  ---------------------  --------------  -------------
Net revenues . . .  $       2,105   $    8,892            $     7,843     $   15,901
Operating loss . .  $      (2,115)  $   (2,310)           $      (303)    $     (935)


                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  PROPERTY  HELD  FOR  SALE  (CONTINUED)

In connection with the property dispositions, approximately 600 employees were terminated at the Isle-Tunica. The approximately 400 employees of the Lady Luck-Las Vegas became employees of the new company on October 30, 2002.
Employee termination costs were estimated at $0.4 million. These costs were accrued during the first quarter 2003 and were recorded in the "Operating expenses" for the appropriate department in the accompanying consolidated statements of operations. In addition, the disposition plan included lease termination and other business exit costs estimated at $1.4 million. These costs were accrued during the first quarter 2003 and were recorded in "Operating expenses-marketing and administrative" in the accompanying consolidated statements of operations. The following table shows the expenditures incurred for the disposition plan as of October 27, 2002:





                                                Disposition     2003        2003      Disposition
                                               Reserve at    Disposition   Cash       Reserve at
                                              April 28, 2002   Charges    Payments   October 27, 2002
--------------------------------------------  ------------   ---------  -----------------
                                                                 (In thousands)

Severance and other employee costs.. . . . .  $          -  $     367  $             108  $  259
Lease terminations and business exit costs..             -      1,367                281   1,086
                                              ------------  ---------  -----------------  ------
      Total disposition costs. . . . . . . .  $          -  $   1,734  $             389  $1,345
                                              ============  =========  =================  ======


                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  LONG-TERM  DEBT




                                                                                October 27,      April 28,
                                                                                           2002        2002
                                                                                ---------------  ----------
Long-term debt consists of the following:                                              (In thousands)

8.75 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .  $       390,000  $  390,000
9.00 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .          200,000     200,000
Senior Secured Credit Facility (described below):
   Variable rate term loan . . . . . . . . . . . . . . . . . . . . . . . . . .          248,750     250,000
   Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,000      75,000
Isle-Black Hawk Secured Credit Facility, non-recourse to Isle of Capri
   Casinos, Inc. (described below):
   Variable rate term loans Tranche A. . . . . . . . . . . . . . . . . . . . .           32,664      38,000
   Variable rate term loans Tranche B. . . . . . . . . . . . . . . . . . . . .           38,223      39,900
Variable rate TIF Bonds due to City of Bettendorf (described below). . . . . .            5,625       5,929
12.5 % note payable, due in monthly installments of $125,000, including
   interest, beginning October 1997 through October 2005.. . . . . . . . . . .            3,563       4,072
8 % note payable, due in monthly installments of $66,667, including interest,
   through July 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         132
8 % note payable, due in monthly installments of $11,365, including interest,
   through November 2015 . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,100       1,124
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,194       5,142
                                                                                ---------------  ----------
                                                                                        946,119   1,009,299
Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,085      14,176
                                                                                ---------------  ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       931,034  $  995,123
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

The Senior Secured Senior Credit Facility provides for certain covenants, including those of a financial nature. The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., the Isle-Black Hawk, and their subsidiaries.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at October 27, 2002 was 6.68%.

ISLE-BLACK  HAWK  SECURED  CREDIT  FACILITY
On November 16, 2001, the Isle-Black Hawk entered into a $90.0 million secured credit facility (the "Secured Credit Facility"), that is non-recourse debt to the Isle of Capri, primarily for the purpose of funding the redemption of the 13% First Mortgage Notes. The Secured Credit Facility provides for a $10.0 million revolving credit facility, a $40.0 million Tranche A term loan maturing on November 16, 2005 and a $40.0 million Tranche B term loan maturing on November 16, 2006.

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

At the Isle-Black Hawk's option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. At the Isle-Black Hawk's option, the Tranche B term loan may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 4.00%.

                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  LONG-TERM  DEBT  (CONTINUED)

The Secured Credit Facility provides for certain covenants, including those of a financial nature. Isle-Black Hawk was in compliance with these covenants as of October 27, 2002. The Secured Credit Facility is secured by liens on the Isle-Black Hawk's assets.

The weighted average effective interest rate of total debt outstanding under the Secured Credit Facility at October 27, 2002 was 6.98%.

INTEREST  RATE  SWAPS
The Company entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and four interest rate swap agreements in fiscal 2002 that effectively convert portions of the floating rate term loans to a fixed-rate, thus reducing the impact of interest-rate changes on future interest expense. The notional value of the swaps, which were designated as cash flow hedges, was $240.0 million or 75.1% of the Isle of Capri's variable rate term loans as of October 27, 2002. The interest rate swaps terminate as follows:
$50.0 million in fiscal 2003, $150.0 million in fiscal 2004 and $40.0 million in fiscal 2005.

For the three and six months ended October 27, 2002, comprehensive income was $8.2 million and $18.8 million, respectively, compared to $5.7 million and $11.5 million for the three and six months ended October 28, 2001, respectively. At October 27, 2002, other comprehensive loss included $5.4 million for changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms totals $8.5 million, of which $0.7 million is recorded in other accrued current liabilities and $7.8 million is recorded in other accrued long-term liabilities in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.

At October 27, 2002, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

VARIABLE  RATE  TIF  BONDS
As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf ("the City") issued $9.5 million in tax incremental financing bonds ("TIF Bonds"), $7.5 million of which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City's obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined "TIF District" which includes the Isle-Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, the Isle-Bettendorf may not be required to fully repay the $7.5 million. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

OTHER
As of October 27, 2002, the Company had $22.0 million outstanding under its lines of credit leaving $242.0 million available.

                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  LONG-TERM  DEBT  (CONTINUED)

At  October  27,  2002,  the  Company was in compliance with all debt covenants.

4.  STOCK  REPURCHASE

On October 25, 2002, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company's outstanding common stock. As of October 27, 2002, the Company has not repurchased any common stock under this program.

5.  CONTINGENCIES

One of our subsidiaries has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. This district court recently denied the Motion for Class Certification, but this decision has been appealed. Therefore, we are still unable at this time to determine what effect, if any, the suit would have on our financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

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

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (Now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 2.2 billion drachmae or 7.5 million Euro (which was approximately $7.5 million as of October 27, 2002 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has

                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  CONTINGENCIES  (CONTINUED)

been no announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens Administrative Court of First Instance. An appeal of this matter will be heard in January 2003. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 6, 2002, a panel of arbitrators in St. Louis, Missouri issued an award that the Company was liable for $4.5 million in damages in conjunction with a lease of real estate located in Jefferson County, Missouri. The Company has filed a motion in the United States District Court for the Eastern District of Missouri seeking to vacate the arbitration award. This loss contingency is accrued at October 27, 2002, notwithstanding the motion to vacate.

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

                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share:






                                                                      Three Months Ended         Six Months Ended
                                                                      -------------------        -----------------
                                                              October 27,         October 28,     October 27,   October 28,
                                                                 2002                2001             2002          2001
                                                          -------------------  -----------------  ------------  ------------
                                                                            (In thousands, except per share data)
Numerator:
     Net income. . . . . . . . . . . . . . . . . . . . .  $             6,787  $          10,435  $     18,960  $     16,289
                                                          ===================  =================  ============  ============
     Numerator for basic earnings per share - income
          available to common stockholders . . . . . . .  $             6,787  $          10,435  $     18,960  $     16,289
     Effect of diluted securities. . . . . . . . . . . .                    -                  -             -             -
                                                          -------------------  -----------------  ------------  ------------
     Numerator for diluted earnings per share-
          income available to common stockholders after
               assumed conversions . . . . . . . . . . .  $             6,787  $          10,435  $     18,960  $     16,289
                                                          ===================  =================  ============  ============

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares. . . . . . . . . . .               28,862             28,110        28,801        28,286
     Effect of dilutive securities
          Employee stock options,  warrants
             and nonvested restricted stock. . . . . . .                1,775              1,321         1,879         1,270
                                                          -------------------  -----------------  ------------  ------------
     Dilutive potential common shares. . . . . . . . . .                1,775              1,321         1,879         1,270
                                                          -------------------  -----------------  ------------  ------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions . . . . . . . . . . .               30,637             29,431        30,680        29,556
                                                          ===================  =================  ============  ============

     Basic earnings per share. . . . . . . . . . . . . .  $              0.24  $            0.37  $       0.66  $       0.58
                                                          ===================  =================  ============  ============

     Diluted earnings per share. . . . . . . . . . . . .  $              0.22  $            0.35  $       0.62  $       0.55
                                                          ===================  =================  ============  ============


                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390.0 million 8.75% Senior Subordinated Notes due 2009, $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million Senior Secured Credit Facility. The following tables present the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three and six months ended October 27, 2002 and October 28, 2001 and balance sheet as of October 27, 2002 and April 28, 2002.


                                                 ISLE OF CAPRI CASINOS, INC.
                             CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR, AND PARENT COMPANY
                                                     FINANCIAL INFORMATION
                                AS OF OCTOBER 27, 2002 (UNAUDITED) AND APRIL 28, 2002 AND FOR
                            THE THREE AND SIX MONTHS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001
                                                         (UNAUDITED)
                                                       (IN THOUSANDS)
                                                                                   (b)
                                             Isle of Capri        (a)          Non-Wholly
                                             Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor         Owned            Non-             and        Isle of Capri
                                                (Parent        Guarantor       Guarantor       Eliminating    Casinos, Inc.
                                               Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  --------------  ---------------  --------------
As of  October 27, 2002
Balance Sheet
------------------------------------------
Current assets . . . . . . . . . . . . . .  $         2,953  $      103,274  $      12,282   $            -   $      118,509
Intercompany receivables . . . . . . . . .          901,277         113,099        (16,320)        (998,056)               -
Investments in subsidiaries. . . . . . . .          195,368         279,382            410         (473,244)           1,916
Property and equipment, net. . . . . . . .            2,470         674,483        117,284                -          794,237
Other assets . . . . . . . . . . . . . . .           22,628         346,331         35,105                -          404,064
                                            ---------------  --------------  --------------  ---------------  --------------
Total assets.. . . . . . . . . . . . . . .  $     1,124,696  $    1,516,569  $     148,761   $   (1,471,300)  $    1,318,726
                                            ===============  ==============  ==============  ===============  ==============

Current liabilities. . . . . . . . . . . .  $        38,891  $      103,625  $      30,086   $       (1,485)  $      171,117
Intercompany payables. . . . . . . . . . .           38,792         942,878         14,900         (996,570)               -
Long-term debt,
   less current maturities.. . . . . . . .          858,250           7,661         65,123                -          931,034
Deferred state income taxes. . . . . . . .                -           5,392             23                -            5,415
Other accrued liabilities. . . . . . . . .            6,828           1,000         12,030                -           19,858
Minority interest. . . . . . . . . . . . .                -               -              -           12,140           12,140
Stockholders' equity . . . . . . . . . . .          181,935         456,013         26,599         (485,385)         179,162
                                            ---------------  --------------  --------------  ---------------  --------------
Total liabilities and stockholders' equity  $     1,124,696  $    1,516,569  $     148,761   $   (1,471,300)  $    1,318,726
                                            ===============  ==============  ==============  ===============  ==============


                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (CONTINUED)


                                                                                    (b)
                                               Isle of Capri          (a)        Non-Wholly
                                               Casinos, Inc.       Wholly         Owned         Consolidating
                                                 Guarantor         Owned           Non-             and         Isle of Capri
                                                  (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                 Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                              ---------------  --------------  --------------  ---------------  ---------------
For the Three Months Ended October 27, 2002
Statement of Operations
--------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . . .  $            -   $     230,378   $      26,716   $            -   $      257,094
Rooms, food, beverage and other. . . . . . .             (45)         48,606           5,222                -           53,783
                                              ---------------  --------------  --------------  ---------------  ---------------
Gross revenues . . . . . . . . . . . . . . .             (45)        278,984          31,938                -          310,877
Less promotional allowances. . . . . . . . .               -          44,945           5,819                -           50,764
                                              ---------------  --------------  --------------  ---------------  ---------------
Net revenues . . . . . . . . . . . . . . . .             (45)        234,039          26,119                -          260,113

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . . .               -          43,224           3,909                -           47,133
Gaming taxes . . . . . . . . . . . . . . . .               -          51,157           5,257                -           56,414
Rooms, food, beverage and other. . . . . . .           5,145          91,675           7,808                -          104,628
Management fee expense (revenue).. . . . . .          (8,752)          7,617           1,135                -                -
Depreciation and amortization. . . . . . . .             271          16,716           1,290                -           18,277
                                              ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . .          (3,336)        210,389          19,399                -          226,452
                                              ---------------  --------------  --------------  ---------------  ---------------

Operating income.. . . . . . . . . . . . . .           3,291          23,650           6,720                -           33,661
Interest expense . . . . . . . . . . . . . .         (19,848)        (29,025)         (1,704)          29,909          (20,668)
Interest income. . . . . . . . . . . . . . .          28,566           1,345              16          (29,909)              18
Minority interest. . . . . . . . . . . . . .               -               -               -           (2,352)          (2,352)
Equity in income of
    unconsolidated joint venture.. . . . . .          (1,350)              -           1,618             (268)               -
                                              ---------------  --------------  --------------  ---------------  ---------------

Income (loss) before income taxes. . . . . .          10,659          (4,030)          6,650           (2,620)          10,659
Income tax provision . . . . . . . . . . . .           3,872               -               -                -            3,872
                                              ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . .  $        6,787   $      (4,030)  $       6,650   $       (2,620)  $        6,787
                                              ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (CONTINUED)


                                                                                 (b)
                                          Isle of Capri          (a)          Non-Wholly
                                             Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor         Owned            Non-             and         Isle of Capri
                                                (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                               Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  --------------  ---------------  ---------------
For the Six Months Ended October 27, 2002
Statement of Operations
------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . .  $            -   $     473,164   $      54,015   $            -   $      527,179
Rooms, food, beverage and other. . . . . .             (33)        100,696          10,555                -          111,218
                                            ---------------  --------------  --------------  ---------------  ---------------
Gross revenues . . . . . . . . . . . . . .             (33)        573,860          64,570                -          638,397
Less promotional allowances. . . . . . . .               -          90,150          11,471                -          101,621
                                            ---------------  --------------  --------------  ---------------  ---------------
Net revenues . . . . . . . . . . . . . . .             (33)        483,710          53,099                -          536,776

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . .               -          89,218           7,901                -           97,119
Gaming taxes . . . . . . . . . . . . . . .               -         104,455          10,608                -          115,063
Rooms, food, beverage and other. . . . . .           9,903         186,052          15,809                -          211,764
Management fee expense (revenue).. . . . .         (17,755)         15,438           2,317                -                -
Depreciation and amortization. . . . . . .             495          33,234           2,532                -           36,261
                                            ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . .          (7,357)        428,397          39,167                -          460,207
                                            ---------------  --------------  --------------  ---------------  ---------------

Operating income.. . . . . . . . . . . . .           7,324          55,313          13,932                -           76,569
Interest expense . . . . . . . . . . . . .         (40,090)        (57,146)         (3,495)          58,958          (41,773)
Interest income. . . . . . . . . . . . . .          56,275           2,751              15          (58,958)              83
Minority interest. . . . . . . . . . . . .               -               -               -           (4,910)          (4,910)
Equity in income of
    unconsolidated joint venture.. . . . .           6,460           6,040             (15)         (12,485)               -
                                            ---------------  --------------  --------------  ---------------  ---------------

Income (loss) before income taxes. . . . .          29,969           6,958          10,437          (17,395)          29,969
Income tax provision . . . . . . . . . . .          11,009               -               -                -           11,009
                                            ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . .  $       18,960   $       6,958   $      10,437   $      (17,395)  $       18,960
                                            ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (CONTINUED)


                                                                                   (b)
                                              Isle of Capri          (a)        Non-Wholly
                                               Casinos, Inc.       Wholly         Owned        Consolidating
                                                 Guarantor         Owned            Non-             and         Isle of Capri
                                                  (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                 Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                              ---------------  --------------  --------------  ---------------  ---------------
For the Six Months Ended October 27, 2002
Statement of Cash Flows
--------------------------------------------
Net cash provided by (used in)
   operating activities. . . . . . . . . . .  $       54,203   $      14,076   $      14,377   $      (13,801)  $       68,855
Net cash provided by (used in)
   investing activities. . . . . . . . . . .          (5,811)        (17,690)         (2,497)          10,170          (15,828)
Net cash provided by (used in )
   financing activities. . . . . . . . . . .         (52,431)         (1,640)        (14,655)           3,632          (65,094)
                                              ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . . . . . .          (4,039)         (5,254)         (2,775)               1          (12,067)
Cash and cash equivalents at
   beginning of the period . . . . . . . . .           2,690          58,312          11,045            4,550           76,597
                                              ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
   end of the period . . . . . . . . . . . .  $       (1,349)  $      53,058   $       8,270   $        4,551   $       64,530
                                              ===============  ==============  ==============  ===============  ===============

For the Three Months Ended October 28, 2001
Statement of Operations
--------------------------------------------
Revenue:
Casino . . . . . . . . . . . . . . . . . . .  $            -   $     228,913   $      28,785   $            -   $      257,698
Rooms, food, beverage and other. . . . . . .             305          49,169           5,377                -           54,851
                                              ---------------  --------------  --------------  ---------------  ---------------
Gross revenue. . . . . . . . . . . . . . . .             305         278,082          34,162                -          312,549
Less promotional allowances. . . . . . . . .               -          46,093           5,950                -           52,043
                                              ---------------  --------------  --------------  ---------------  ---------------
Net revenue. . . . . . . . . . . . . . . . .             305         231,989          28,212                -          260,506

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . . .               -          45,469           4,052                -           49,521
Gaming taxes . . . . . . . . . . . . . . . .               -          49,253           5,639                -           54,892
Rooms, food, beverage and other. . . . . . .          (2,745)         91,261           9,854                -           98,370
Depreciation and amortization. . . . . . . .             189          15,934           1,020                -           17,143
                                              ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . .          (2,556)        201,917          20,565                -          219,926
                                              ---------------  --------------  --------------  ---------------  ---------------

Operating income.. . . . . . . . . . . . . .           2,861          30,072           7,647                -           40,580
Interest expense . . . . . . . . . . . . . .         (20,203)        (26,369)         (3,080)          27,022          (22,630)
Interest income. . . . . . . . . . . . . . .          26,156           1,089              72          (27,022)             295
Minority interest. . . . . . . . . . . . . .               -               -               -           (1,991)          (1,991)
Equity in income (loss) of
   unconsolidated joint venture. . . . . . .           7,440           6,165               -          (13,605)               -
                                              ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before income taxes. . . . . .          16,254          10,957           4,639          (15,596)          16,254
Income tax provision . . . . . . . . . . . .           5,819               -               -                -            5,819
                                              ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . .  $       10,435   $      10,957   $       4,639   $      (15,596)  $       10,435
                                              ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (CONTINUED)


                                                                                  (b)
                                            Isle of Capri         (a)          Non-Wholly
                                             Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor         Owned            Non-             and         Isle of Capri
                                                (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                               Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  --------------  ---------------  ---------------
For the Six Months Ended October 28, 2001
Statement of Operations
------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . .  $            -   $     459,451   $      55,835   $            -   $      515,286
Rooms, food, beverage and other. . . . . .             317         103,547          10,579                -          114,443
                                            ---------------  --------------  --------------  ---------------  ---------------
Gross revenues . . . . . . . . . . . . . .             317         562,998          66,414                -          629,729
Less promotional allowances. . . . . . . .               -          94,800          11,487                -          106,287
                                            ---------------  --------------  --------------  ---------------  ---------------
Net revenues . . . . . . . . . . . . . . .             317         468,198          54,927                -          523,442

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . .               -          92,930           8,009                -          100,939
Gaming taxes . . . . . . . . . . . . . . .               -          98,368          11,008                -          109,376
Rooms, food, beverage and other. . . . . .          (5,030)        189,376          19,398                -          203,744
Gain on disposal of asset. . . . . . . . .            (125)              -               -                -             (125)
Depreciation and amortization. . . . . . .             423          32,003           2,010                -           34,436
                                            ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . .          (4,732)        412,677          40,425                -          448,370
                                            ---------------  --------------  --------------  ---------------  ---------------

Operating income.. . . . . . . . . . . . .           5,049          55,521          14,502                -           75,072
Interest expense . . . . . . . . . . . . .         (42,064)        (52,544)         (6,124)          53,735          (46,997)
Interest income. . . . . . . . . . . . . .          51,960           2,160             143          (53,735)             528
Minority interest. . . . . . . . . . . . .               -               -               -           (3,662)          (3,662)
Equity in income (loss) of
   unconsolidated joint venture. . . . . .           9,999          12,116               -          (22,115)               -
                                            ---------------  --------------  --------------  ---------------  ---------------

Income (loss) before income taxes. . . . .          24,944          17,253           8,521          (25,777)          24,941
Income tax provision . . . . . . . . . . .           8,652               -               -                -            8,652
                                            ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . .  $       16,292   $      17,253   $       8,521   $      (25,777)  $       16,289
                                            ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (CONTINUED)


                                                                                  (b)
                                              Isle of Capri        (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Six Months Ended October 28, 2001
Statement of Cash Flows
-------------------------------------------
Net cash provided by (used in)
   operating activities.. . . . . . . . . .  $      (10,047)  $      86,101   $      12,841   $      (26,936)  $       61,959
Net cash provided by (used in)
   investing activities.. . . . . . . . . .          (1,783)        (78,909)         (1,035)          24,085          (57,642)
Net cash provided by (used in)
   financing activities.. . . . . . . . . .          18,860          (1,484)         (5,277)           2,851           14,950
                                             ---------------  --------------  --------------  ---------------  ---------------
Net increase in cash and
   cash equivalents.. . . . . . . . . . . .           7,030           5,708           6,529                -           19,267
Cash and cash equivalents at
   beginning of the period. . . . . . . . .             159          58,908          13,042            4,550           76,659
                                             ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
   end of the period. . . . . . . . . . . .  $        7,189   $      64,616   $      19,571   $        4,550   $       95,926
                                             ===============  ==============  ==============  ===============  ===============

As of April 28, 2002
Balance Sheet
-------------------------------------------
Current assets. . . . . . . . . . . . . . .  $        7,475   $     113,900   $      14,999   $            -   $      136,374
Intercompany receivables. . . . . . . . . .         925,523          97,986         (12,183)      (1,011,326)               -
Investments in subsidiaries.. . . . . . . .         190,389         273,342             425         (463,100)           1,056
Property and equipment, net . . . . . . . .           2,093         687,252         114,162                -          803,507
Other assets. . . . . . . . . . . . . . . .          22,630         346,831          35,240                -          404,701
                                             ---------------  --------------  --------------  ---------------  ---------------
Total assets. . . . . . . . . . . . . . . .  $    1,148,110   $   1,519,311   $     152,643   $   (1,474,426)  $    1,345,638
                                             ===============  ==============  ==============  ===============  ===============

Current liabilities . . . . . . . . . . . .  $       32,391   $      98,919   $      27,302   $           (2)  $      158,610
Intercompany payables . . . . . . . . . . .          38,791         956,216          16,319       (1,011,326)               -
Long-term debt,
   less current maturities. . . . . . . . .         912,500           8,731          73,892                -          995,123
Deferred state income taxes.. . . . . . . .               -           5,392              23                -            5,415
Other accrued liabilities.. . . . . . . . .           5,027           1,000          10,275                -           16,302
Minority interest.. . . . . . . . . . . . .               -               -               -           10,990           10,990
Stockholders' equity. . . . . . . . . . . .         159,401         449,053          24,832         (474,088)         159,198
                                             ---------------  --------------  --------------  ---------------  ---------------
Total liabilities and stockholders' equity.  $    1,148,110   $   1,519,311   $     152,643   $   (1,474,426)  $    1,345,638
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)

(a) Certain of the Company's wholly owned subsidiaries are guarantors on the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility, including the following: the subsidiaries operating the Isle-Biloxi, the Isle-Vicksburg, the Isle-Tunica, the Isle-Bossier City and the Isle-Lake Charles as well as PPI, Inc., IOC Holdings, L.L.C. and Riverboat Services, Inc. The subsidiaries operating the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, and the Isle-Marquette became guarantors as of March 2, 2000, the date of the acquisition. The subsidiaries operating the Isle-Boonville, the Isle-Kansas City, the Lady Luck-Las Vegas and the Isle-Davenport became guarantors as of their respective dates of acquisition. Each of the subsidiary guarantors is joint and several with the guarantees of the other subsidiaries.

(b) The following non-wholly owned subsidiaries are not guarantors on the 8.75% Senior Subordinated Notes nor the 9% Senior Subordinated Notes: Isle of
Capri Black Hawk L.L.C., Isle of Capri Black Hawk Capital Corp., Capri Air, Inc., Lady Luck Gaming Corp., Lady Luck Gulfport, Inc., Lady Luck Vicksburg,
Inc., Lady Luck Biloxi, Inc., Lady Luck Central City, Inc., IOC-Coahoma, Inc., Pompano Park Holdings, L.L.C., Casino America of Colorado, Inc., ASMI Management, Inc. and IOC Development, LLC., Casino America, Inc., ICC Corp., International Marco Polo Services, Inc., IOC-St. Louis County, Inc., IOC, L.L.C., Isle of Capri Casino Colorado, Inc., Isle of Capri of Michigan LLC, Lady Luck Bettendorf Marina Corp., Water Street Redevelopment Corporation, Casino Parking, Inc., IOC-Black Hawk Distribution Company, LLC, Isle of Capri of Jefferson County, Inc., Lady Luck Scott City, Inc., and Louisiana Horizons, L.L.C.

8.  SUBSEQUENT  EVENT

On December 6, 2002, a panel of arbitrators in St. Louis, Missouri issued an award that the Company was liable for $4.5 million in damages in conjunction with a lease of real estate located in Jefferson County, Missouri. The Company has filed a motion in the United States District Court for the Eastern District of Missouri seeking to vacate the arbitration award. This loss contingency is accrued at October 27, 2002, notwithstanding the motion to vacate.

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

GOODWILL

     At October 27, 2002, we had a net goodwill and other intangible asset balance of $364.6 million, representing 28% of total assets. Effective April 30, 2002, we elected to adopt Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which established a new method of testing goodwill and other intangible assets using a fair-value based approach and does not permit amortization of goodwill as was previously required. Upon adoption, amortization of goodwill and other intangible assets ceased.

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

PROPERTY  AND  EQUIPMENT

     At October 27, 2002, we had a net property and equipment balance of $794.2 million, representing 60% of total assets. We depreciate property and equipment on a straight-line basis over its estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

GENERAL

     Our results of operations for the six months ended October 27, 2002 reflect the consolidated operations of all of our subsidiaries and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas, and Pompano Park.

     Our results of operations for the six months ended October 28, 2001 reflect the consolidated operations of all of our subsidiaries and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas, and Pompano Park. Isle-Boonville opened December 6, 2001.

     We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets, as new gaming facilities open and existing gaming facilities expanded or enhanced their facilities.

     We believe that our operating results are affected by the economy, seasonality and weather. Seasonality has historically caused the operating results for our first and fourth fiscal quarters ending in July and April, respectively, to be better than the operating results for the second and third fiscal quarters ending October and January, respectively.

RESULTS  OF  OPERATIONS

Three Fiscal Months October 27, 2002 Compared to Three Fiscal Months Ended October 28, 2001

     Gross revenue for the quarter ended October 27, 2002 was $310.9 million, which included $257.1 million of casino revenue, $13.9 million of rooms revenue, $4.0 million of pari-mutuel commissions and $35.9 million of food, beverage and other revenue. This compares to gross revenue for the quarter ended October 28, 2001 of $312.5 million, which included $257.7 million of casino revenue, $14.8 million of rooms revenue, $3.1 million of pari-mutuel commissions and $36.9 million of food, beverage and other revenue.

     Casino revenue remained flat year over year despite the addition of the Isle-Boonville, which generated $15.6 million of casino revenue in the current year. Casino revenue at the Isle-Lake Charles was down 16.8% or $8.3 million. Revenues were negatively affected by the addition of a racino, opened in February 2001, to the Lake Charles market, construction on I-10, the main access highway from Houston and a series of tropical storms that impacted the Isle-Lake Charles and its feeder markets. Casino revenue also declined at the Isle-Tunica and the Lady Luck-Las Vegas. Operations at both were negatively impacted by the impending sales of those locations. Casino revenue at the Isle-Black Hawk decreased by 7.2% or $2.1 million primarily due to road construction hampering access to the property and the opening of a new competitor in the market in December 2001. Room revenue decreased $0.9 million or 6.0% primarily due to reduced occupancy at the Isle-Tunica, which was in the process of closing.
Rhythm City-Davenport occupancy levels also decreased. The decrease in the Rhythm City-Davenport's occupancy levels resulted from the fine-tuning of complimentary policy to ensure optimum marketing expenditures. Food, beverage and other revenues decreased $1.1 million or 2.9%. Ending operations at the Isle-Tunica caused much of the decline.

     Casino operating expenses for the quarter ended October 27, 2002 totaled $47.1 million, or 18.3% of casino revenue, versus $49.5 million, or 19.2% of casino revenue, for the quarter ended October 28, 2001. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The decrease in casino operating expenses is attributable to continued refinement of cost containment policies. The addition of our Boonville property, with its lower than average casino expense margin, lead to the improved flow through and lower overall casino expense margin, due in part to the lower than average payroll and related expense per casino full time equivalent. Room expenses of $3.5 million or 25.0% of room revenue from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, the Isle-Marquette, the Isle-Tunica, the Isle-Black Hawk, the Lady Luck-Las Vegas and the Rhythm City-Davenport compared to $3.3 million or 22.5% of room revenue for the quarter ended October 28, 2001. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the quarter ended October 27, 2002, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $56.4 million, or 21.9% of casino revenue, compared to $54.9 million, or 21.3% of casino revenues for the three months ended October 28, 2001, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. The increase in state and local gaming taxes as a percentage of casino revenue is due to the 1% increase in gaming tax rate on net gaming proceeds at the Isle-Bossier City. On April 1, 2002, the gaming tax rate at the Isle-Bossier City increased from 19.5% to 20.5% and will increase from 20.5% to 21.5% on April 1, 2003.

     Food, beverage and other expenses totaled $8.5 million for the quarter ended October 27, 2002, compared to $8.5 million for the quarter ended October 28, 2001. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues increased to 23.7% for the quarter ended October 27, 2002 from 23.1% for the quarter ending October 28, 2001. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have increased as a result of the addition of the Isle-Boonville, with a corresponding increase in margin due to lower food and beverage revenue during the quarter.

     Marine and facilities expenses totaled $17.1 million for the quarter ended October 27, 2002, versus $17.6 million for the quarter ended October 28, 2001. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions.

     Marketing and administrative expenses totaled $70.8 million, or 27.2% of net revenue, for the quarter ended October 27, 2002, versus $65.7 million, or 25.2% of net revenue, for the quarter ended October 28, 2001. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase in marketing and administrative expenses is commensurate with the increase in gross revenues. The 1.7% increase in marketing and administrative expenses approximates the 3.3% increase in gross revenues. In absolute terms, the marketing and administrative expense increase of $1.2 million was driven by the $3.7 million expended at the Isle-Boonville, partially offset by the overall ongoing efforts to optimize marketing expenditures.

     Depreciation and amortization expense was $18.3 million for the quarter ended October 27, 2002 and $17.1 million for the quarter ended October 28, 2001. Depreciation and amortization expense increased by $1.2 million compared to the prior year quarter. The increase is consistent with an increase in fixed assets placed into service or acquired but was offset by the lack of depreciation expense at the Isle-Tunica and the Lady Luck -Las Vegas. During fiscal 2002, we reclassified the Isle-Tunica's and the Lady Luck-Las Vegas' property and equipment as assets held for sale under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" due to the impairment of the assets. Under this classification, we will no longer depreciate these assets. We estimate that the benefit from suspending depreciation associated with the assets held for sale was approximately $2.0 million for the three months ended October 27, 2002.

     Interest expense was $20.7 million for the quarter ended October 27, 2002 as compared to interest expense of $22.3 million for the quarter ended October 28, 2001. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $1.5 million related to the Isle-Black Hawk is included in interest expense in the quarter ended October 27, 2002. This compares to interest expense of $3.0 million for the quarter ended October 28, 2001.

     Our effective tax rate was 36.3% for the quarter ended October 27, 2002 compared to 35.8% for the quarter ended October 28, 2001.

Six Fiscal Months Ended October 27, 2002 Compared to Six Fiscal Months Ended October 28, 2001

     Gross revenue for the six fiscal months ended October 27, 2002 was $638.4 million, which included $527.2 million of casino revenue, $28.6 million of rooms revenue, $9.6 million of pari-mutuel commissions and $72.9 million of food, beverage and other revenue. This compares to gross revenue for the prior year six months ended October 28, 2001 was $629.7 million, which included $515.3 million of casino revenue, $30.0 million of rooms revenue, $8.4 million of pari-mutuel commissions and $76.1 million of food, beverage and other revenue.

     Casino revenue increased $11.9 million or 2.3% primarily as a result of a full six months of operations of the Isle-Boonville. This increase was partially offset by decreases in casino revenue at the Isle-Lake Charles caused by severe weather and by a decrease in casino revenue at the Isle-Tunica resulting from the disruption of closing the casino. Room revenue decreased $1.3 million or 4.4% due to decreased occupancy levels at the Rhythm City-Davenport resulting from the fine-tuning of our complimentary policy. Isle-Tunica also produced less room revenue as this operation was prepared for closure. Food, beverage and other revenue increased by $3.1 million or 4.1% as a result of similar factors to room revenue.

     Casino operating expenses for the six fiscal months ended October 27, 2002 totaled $97.1 million, or 18.4% of casino revenue, versus $100.9 million, or 19.6% of casino revenue, for the six fiscal months ended October 28, 2001. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses created by the addition of the Isle-Boonville was more than offset by decreases in operating expenses at the Isle-Tunica and the Lady Luck-Las Vegas.

     Operating expenses for the six fiscal months ended October 27, 2002 also included room expenses of $7.1 million or 24.9% of room revenue from the hotels at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Tunica, the Isle-Lula, the Isle-Black Hawk, the Isle-Bettendorf, the Rhythm City-Davenport, the Isle-Marquette and the Lady Luck-Las Vegas compared to $6.7 million or 22.7% of room revenue for the six fiscal months ended October 28, 2001. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the six fiscal months ended October 27, 2002, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $115.1 million, or 21.8% of casino revenue, compared to $109.4 million, or 21.2% of casino revenues for the six fiscal months ended October 28, 2001, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. For the six fiscal months ended October 28, 2001, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Nevada and Missouri. On April 1, 2002, the gaming tax rate at the Isle-Bossier City increased from 19.5% to 20.5% and will increase from 20.5% to 21.5% on April 1, 2003.

     Food, beverage and other expenses totaled $17.8 million for the six fiscal months ended October 27, 2002, compared to $17.4 million for the six fiscal months ended October 28, 2001. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased to 24.4% for the six fiscal months ended October 27, 2002 from 22.9% for the six fiscal months ending October 28, 2001. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have increased as a result of the expansion in the number of properties operated by the Isle and continued expansion of the original Isle facilities.

     Marine and facilities expenses totaled $35.4 million for the six fiscal months ended October 27, 2002, versus $35.5 million for the six fiscal months ended October 28, 2001. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have decreased slightly despite the addition of the Isle-Boonville.

     Marketing and administrative expenses totaled $142.6 million, or 26.6% of net revenue, for the six fiscal months ended October 27, 2002, versus $136.3 million, or 26.0% of net revenue, for the six fiscal months ended October 28, 2001. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of the addition of the Isle-Boonville.

     Depreciation and amortization expense was $36.3 million for the six months ended October 27, 2002 and $34.4 million for the six fiscal months ended October 28, 2001. The increase is consistent with an increase in fixed assets placed into service or acquired but was offset by the lack of depreciation expense at the Isle-Tunica and the Lady Luck -Las Vegas. During fiscal 2002, we reclassified the Isle-Tunica's and the Lady Luck-Las Vegas' property and equipment as assets held for sale under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" due to the impairment of the assets. Under this classification, we will no longer depreciate these assets. We estimate that the benefit from suspending depreciation associated with the assets held for sale was approximately $4.0 million for the six months ended October 27, 2002.

     Interest expense was $41.7 million for the six fiscal months ended October 27, 2002 versus $46.5 million for the six fiscal months ended October 28, 2001. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. The decrease in interest expenses relates to the paydown of debt of $63.2 million during the period. Additionally, interest expense of $2.9 million related to the Isle-Black Hawk is included in interest expense in the six fiscal months ended October 27, 2002. This compares to interest expense of $6.1 million for the six fiscal months ended October 28, 2001.

     Our effective tax rate was 36.7% for the six fiscal months ended October 27, 2002 compared to 34.7% for the six fiscal months ended October 28, 2001. The six fiscal months ended October 28, 2001, is 2.0% lower than the six fiscal months ended October 27, 2002, due to a revision in the estimate of deferred income taxes.

DISPOSITION  CHARGES

     During fiscal 2002, we announced that our Board of Directors authorized us to embark on plans to sell or otherwise dispose of the Isle-Tunica and the Lady Luck-Las Vegas properties. On July 16, 2002, we entered into an agreement to sell the Lady Luck-Las Vegas, subject to certain conditions. On October 30, 2002, the Company completed the sale of the Lady Luck-Las Vegas. Our subsidiary will continue to operate the casino for up to six months pending receipt of regulatory approval by the purchaser's designated gaming operator. On July 29, 2002, we entered into an agreement to sell the Isle-Tunica. The agreement provided that we would receive a cash payment of $7.5 million and would be entitled to retain certain personal property, including all gaming equipment, valued at approximately $4.7 million. We ceased casino operation on September 4, 2002. The hotel and support facilities remained open until the closing of the transaction on October 7, 2002.

     In connection with the disposition plan, approximately 600 employees were terminated at the Isle-Tunica. The approximately 400 employees of the Lady Luck-Las Vegas became employees of the new company on October 30, 2002. Estimated employee termination costs of $0.4 million were accrued in the first quarter of fiscal 2003. In addition, the disposition plan includes lease termination and other business exit costs estimated at $1.4 million that were accrued in the first quarter of fiscal 2003. We have funded $0.4 million of these exit costs as of October 27, 2002. We expect to fund the remaining costs through existing cash flows from operations before the end of calendar 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At October 27, 2002, we had cash and cash equivalents of $64.5 million compared to $76.6 million in cash and cash equivalents at April 28, 2002. The $12.1 million decrease in cash is the net result of $68.8 million net cash provided by operating activities, offset by $15.8 million net cash used in investing activities primarily related to the purchase of property and equipment, and $65.1 million net cash used in financing activities primarily related to the paydown of debt. In addition, we had $242.0 million in available lines of credit.

INVESTING  ACTIVITIES

     We invested $23.0 million in property and equipment during the six months ended October 27, 2002 primarily for the implementation of a company-wide slot enhancement program. Approximately $10.2 million was expended on capital expenditures, which enhanced the value of the properties or prolonged their useful life. The following table reflects expenditures for property and equipment on major projects:





                                                                             ACTUAL                     REMAINDER OF
                                                                        ------------------------------  ------------
                                                                         FISCAL YEAR       SIX MONTHS    FISCAL YEAR
                                                                       ENDED 4/28/02     ENDED 10/27/02   ENDING 4/27/03
                                                                       ----------------  --------------  ---------------
                                                                                  (DOLLARS IN MILLIONS)
PROPERTY                     PROJECT
---------------------------  ------------------------------------------

Isle-Biloxi                  Construct hotel & parking facility          $             -  $           0.2  $ 8.9
Isle-Bossier City . . . . .  Construct hotel & entertainment center .                  -              0.3    9.8
Isle-Lake Charles . . . . .  Construct hotel.                                        0.4                -      -
Isle-Tunica.                 Construct hotel & 2 theaters                            1.0                -      -
Isle-Kansas City             Renovations                                             1.5                -      -
Isle-Boonville. . . . . . .  Develop casino.                                        35.7              0.9      -
Rhythm City-Davenport.       Renovations                                             1.6                -      -
Isle-Marquette. . . . . . .  Construct hotel.                                          -                -    0.8
Lady Luck Properties         Convert to Isle                                         2.7                -      -
Lady Luck-Las Vegas . . . .  Renovations.                                            1.4                -      -
All . . . . . . . . . . . .  Slot program                                           32.7             11.4   18.9
All                          Enhancement                                            21.3             10.2   23.2
                                                                         ---------------  ---------------  -----
                      Total                                              $          98.3  $          23.0  $61.6
                                                                         ===============  ===============  =====


     We anticipate that capital improvements approximating $33.4 million will be made during fiscal 2003 to maintain our existing facilities and remain competitive in our markets in addition to $30.3 for our slot enhancement program. As of the six months ended October 27, 2002, we have spent $10.2 million on capital improvements and $11.4 million on our slot enhancement program.

     In August 2002, we announced plans for a $135.0 million multi-property expansion at three of our casinos of which $20.0 million is scheduled to be spent during fiscal 2003. The plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

     The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, an Isle-branded Kitt's Kitchen restaurant, a 12,000 square-foot multi-purpose center, an expanded pool and spa area and a 1,000-space parking facility. The parking garage will provide a podium for future expansion for an additional hotel tower. Construction will begin this winter with a projected construction period of approximately 24 months.

      The Isle-Bossier City plan, estimated at $50.0 million, features a hotel tower, with 265 rooms, a Kitt's Kitchen restaurant, a new pool and deck, and a 12,000-square-foot convention/entertainment center. Construction began in October 2002 and will span about 18 months.

      The Isle-Marquette property phase of the plan will include $6.0 million in improvements including a 60-room Inn-at-the-Isle and improved parking. The construction, planned to begin in spring 2003, will last approximately 16 months.

     All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

FINANCING  ACTIVITIES

     During the six months ended October 27, 2002, we used net cash of $65.1 million in the following financing activities:

- We made net reductions to our Revolving Credit Facilities and lines of credit of $31.0 million.
- We made principal payments on our Senior Secured Credit Facility and other debt of $32.2 million.

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

     Our Senior Secured Credit Facility, among other things, restricts our ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, our credit facility requires us to meet certain financial ratios and tests, including: a minimum consolidated net worth test, a maximum consolidated total leverage test, a maximum consolidated senior leverage test, and a minimum consolidated fixed charge coverage test. As of October 27, 2002, we were in compliance with all debt covenants.

     We expect that available cash and cash from future operations, as well as borrowings under our existing amended and restated senior credit facility and lines of credit will be sufficient to fund future expansion and planned capital expenditures, service senior debt, and meet working capital requirements. As of October 27, 2002, we had $228.0 million of unused credit capacity with the revolving loan commitment on our amended and restated senior credit facility, $10.0 million of unused credit capacity with the Isle-Black Hawk secured credit facility and $4.0 million of available credit with our lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, either LIBOR or our lender's prime rate plus the applicable interest rate spread, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender's prime rate and are subject to annual renewal in April 2003. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

     We are currently in compliance with all covenants contained in our senior and subordinated debt instruments as of October 27, 2002 from SEC. If we do not maintain compliance with these covenants, the lenders under the amended and restated senior credit facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the amended and restated senior credit facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our amended and restated senior credit facility. The indentures governing our 8.75% notes and our 9.0% notes restrict, among other things, our ability to borrow money, create liens, make restricted payments, and sell assets.

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

SUBSEQUENT  EVENT

On December 6, 2002, a panel of arbitrators in St. Louis, Missouri issued an award that we are liable for $4.5 million in damages in conjunction with a lease of real estate located in Jefferson County, Missouri. We have filed a motion in the United States District Court for the Eastern District of Missouri seeking to vacate the arbitration award. This loss contingency is accrued at October 27, 2002, notwithstanding the motion to vacate. If the motion to vacate is not granted, we intend to fund this award from cash flows from operations during the third fiscal quarter of 2003.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections," ("SFAS 145"). SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. We will adopt SFAS 145 at the beginning of fiscal 2004, April 28, 2003. Losses on extinguishment of debt previously classified as extraordinary charges will be reclassified to conform to the provisions of SFAS No. 145.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes from what we reported in our Form 10-K for the year ended April 28, 2002.

ITEM  4.   CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES  IN  INTERNAL  CONTROLS

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     One of our subsidiaries has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. This district court recently denied the Motion for Class Certification, but this decision has been appealed. Therefore, we are still unable at this time to determine what effect, if any, the suit would have on our financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

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

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (Now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 2.2 billion drachmae or 7.5 million Euro (which was approximately $7.5 million as of October 27, 2002 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens Administrative Court of First Instance. An appeal of this matter will be heard in January 2003. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

     On December 6, 2002, a panel of arbitrators in St. Louis, Missouri issued an award that we are liable for $4.5 million in damages in conjunction with a lease of real estate located in Jefferson County, Missouri. We have filed a motion in the United States District Court for the Eastern District of Missouri seeking to vacate the arbitration award. This loss contingency is accrued at October 27, 2002, notwithstanding the motion to vacate.

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

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Annual  Meeting  of  Stockholders
---------------------------------

     The Annual Meeting of Stockholders was held October 8, 2002 at which time the following matters were submitted to a vote of the stockholders:

(1)     To  elect  eight  persons  to  the  Board  of  Directors;  and

(2) To ratify the Company's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending April 27, 2003.

     At the Annual Meeting of Stockholders, each of the following individuals were elected to serve as directors of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualifications:




NAME                 FOR         WITHHOLD   AGAINST
-------------------  ----------  ---------  -------

Bernard Goldstein .  24,257,694  2,066,374        -
John M. Gallaway. .  24,422,803  1,901,265        -
Allan B. Solomon. .  24,422,803  1,901,265        -
Robert S. Goldstein  25,524,083    799,985        -
Alan J. Glazer. . .  25,491,303    832,765        -
Emanuel Crystal . .  25,524,083    799,985        -
Randolph Baker. . .  25,491,303    832,765        -
Jeffrey Goldstein..  25,491,303    832,765        -


The voting on the other matters as ordered at the Annual Meeting of Stockholders was as follows:





MATTER                          FOR         WITHHOLD  AGAINST
------------------------------  ----------  --------  -------

Selection of Ernst & Young LLP  25,674,308     5,899  641,231




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

          2.     Reports  on  Form  8-K.
                 -----------------------

               During the quarter ended October 27, 2002, the Company filed the following reports on Form 8-K:

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  December  10,  2002      /s/  Rexford  A.  Yeisley
                                --------------------------
          Rexford  A.  Yeisley,  Chief  Financial  Officer
          (Principal  Financial  and  Accounting  Officer)

                                 CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Isle of Capri Casinos, Inc. and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to Isle of Capri Casinos, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of Isle of Capri Casinos, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to Isle of Capri Casinos, Inc.'s auditors and the audit committee of Isle of Capri Casinos, Inc.'s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect Isle of Capri Casinos, Inc.'s ability to record, process, summarize and report financial data and have identified for Isle of Capri Casinos, Inc.'s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in Isle of Capri Casinos, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  10,  2002                              /s/  Bernard  Goldstein
                                                        -----------------------
                                                             Bernard  Goldstein
                                                      Chief  Executive  Officer


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Isle of Capri Casinos, Inc. and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to Isle of Capri Casinos, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of Isle of Capri Casinos, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to Isle of Capri Casinos, Inc.'s auditors and the audit committee of Isle of Capri Casinos, Inc.'s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect Isle of Capri Casinos, Inc.'s ability to record, process, summarize and report financial data and have identified for Isle of Capri Casinos, Inc.'s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in Isle of Capri Casinos, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  10,  2002                              /s/  Rexford  A. Yeisley
                                                        ------------------------
                                                            Rexford  A.  Yeisley
                                                       Chief  Financial  Officer


                                INDEX TO EXHIBITS

EXHIBIT  NUMBER     DESCRIPTION
---------------     -----------

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.