Form 10-K/A
period 2002-04-28
ISLE OF CAPRI CASINOS INC
filed 2002-12-23
CIK 863015

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

                         Commission File Number 0-20538
                                                -------

                           ISLE OF CAPRI CASINOS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)
                          Delaware          41-1659606
                          --------          ----------

             (State or other jurisdiction          (I.R.S. Employer
        of incorporation or organization)          Identification Number)

            1641 Popps Ferry Road, Biloxi, Mississippi          39532
            ------------------------------------------          -----
          (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code:          (228) 396-7000
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

                       DOCUMENT INCORPORATED BY REFERENCE:

             Document     Part of Form 10-K into which Incorporated
             --------     -----------------------------------------
Isle  of Capri Casinos, Inc.'s Definitive Proxy Statement for its Annual Meeting
            of Stockholders to be held October 8, 2002.     Part III

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-K
                                      INDEX



                                                                   PAGE
                                                                   ----

PART I                                                                2
-----------------------------------------------------------------

  ITEM 1.     BUSINESS. . . . . . . . . . . . . . . . . . . . . .     2

  ITEM 2.     PROPERTIES. . . . . . . . . . . . . . . . . . . . .    39

  ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .    42

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    43

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44
-----------------------------------------------------------------

  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDERS' MATTERS . . . . . . . . . . . .    44

  ITEM 6.     SELECTED FINANCIAL DATA . . . . . . . . . . . . . .    45

  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS . . . . .    48

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK . . . . . . . . . . . . . .    62

  ITEM 8.     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS. . . . .    63

  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE . . . . .   109

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   109
-----------------------------------------------------------------

  ITEM 10.   DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT. .   109

  ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .   109

  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT. . . . . . . . . . . . . . . . . .   109

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . .   109

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   110
-----------------------------------------------------------------

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K . . . . . . . . . . . . . . . .   110

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .   111
CERTIFICATES. . . . . . . . . . . . . . . . . . . . . . . . . . .   112

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

------
PART  I
-------

ITEM  1.          BUSINESS.

OVERVIEW

     We were incorporated in Delaware in February 1990. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States. We wholly own and operate thirteen gaming facilities located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg, Natchez and Tunica, Mississippi; Kansas City and Boonville, Missouri; Bettendorf, Davenport and Marquette, Iowa; and Las Vegas, Nevada. We also own a 57% interest in and receive a management fee for operating a gaming facility in Black Hawk, Colorado. All but two of these gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. In addition, we wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida. For the twelve fiscal months ended April 28, 2002, we had total revenue of $1,085.3 million and EBITDA or "earnings before interest, income taxes, depreciation and amortization" of $171.9 million (see EBITDA defined at footnote 3 to Item 6 on page 47).

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

CASINO  PROPERTIES

Here  is  an  overview  of  our existing casino properties as of April 28, 2002:






                               DATE OPENED OR  SLOT      TABLE  HOTEL  PARKING
PROPERTY                       ACQUIRED        MACHINES  GAMES  ROOMS  SPACES
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

     On March 14, 2002, we announced that our Board of Directors authorized us to embark on plans to sell or otherwise dispose of the Lady Luck-Las Vegas as well as the Isle-Tunica. During the fourth fiscal quarter of fiscal 2002, we recorded a pre-tax asset impairment charge of $59.2 million representing the difference between the Lady Luck-Las Vegas' and the Isle-Tunica's net book values and their estimated fair values less estimated costs to sell.

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

Taxation
     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. For example, in June 2002, the state legislature in Illinois, a state in which we do not own or operate any casinos, voted to increase gaming taxes to fund a budget shortfall. Some of the states in which we own or operate casinos also have budget shortfalls and may increase gaming taxes to raise more revenue. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

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

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Colorado Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2.0 million, 2% over $2.0 million up to and including $4.0 million, 4% over $4.0 million up to and including $5.0 million, 11% over $5.0 million up to and including $10.0 million, 16% over $10.0 million up to and including $15.0 million and 20% on adjusted gross gaming proceeds in excess of $15.0 million. The City of Black Hawk has imposed an annual device fee of $750 per gaming device and may revise it from time to time.

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

The  Isle-Boonville

     We entered into a lease agreement with the City of Boonville. Under the terms of agreement, we lease the site for a period of 99 years. We were required to pay $1.7 million to the City of Boonville as a lump sum rent payment during construction of the casino. There is no rent due after the casino opening date.

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

The  Lady  Luck-Las  Vegas

     We own and lease approximately 186,000 square feet of land in Las Vegas, Nevada for use in connection with the Lady Luck-Las Vegas including a 792-room hotel.

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

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 2.1 billion drachma (which was approximately $5.6 million as of April 28, 2002 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the alleged breach. The court granted summary judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Accordingly, the outcome is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue vigorously defending the claims asserted in this action.

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

PART  II
--------

ITEM  5.      MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                  STOCKHOLDERS'  MATTERS.


(a) Market  Information.  Our  common  stock is traded on the Nasdaq National
-------------------
Market under the symbol "ISLE". The following table presents the high and low closing sales prices for our common stock as reported by the Nasdaq National Market for the fiscal periods indicated.




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




                                                                                FISCAL YEAR ENDED (1)
                                                                                ---------------------

                                                                 APRIL 26,                     APRIL 25,    APRIL 30,
                                                                    1998                          1999         2000
                                               ---------------------------------------------  -----------  -----------
INCOME STATEMENT DATA:. . . . . . . . . . . .             (dollars in millions, except per share data)
Operating revenues:
  Casino. . . . . . . . . . . . . . . . . . .  $                                      388.2   $    424.4   $    619.4
  Rooms . . . . . . . . . . . . . . . . . . .                                          17.8         19.1         24.8
  Pari-mutuel commissions and fees. . . . . .                                          22.6         21.4         22.0
  Food, beverage and other. . . . . . . . . .                                          57.5         65.2         93.6
                                               ---------------------------------------------  -----------  -----------
    Gross revenues. . . . . . . . . . . . . .                                         486.1        530.1        759.8
    Less promotional allowances . . . . . . .                                          69.3         73.2        113.1
                                               ---------------------------------------------  -----------  -----------
      Net revenues. . . . . . . . . . . . . .                                         416.8        456.9        646.7
Operating costs and expenses:
  Casino. . . . . . . . . . . . . . . . . . .                                          76.1         77.7        116.1
  Gaming taxes. . . . . . . . . . . . . . . .                                          78.6         86.9        122.6
  Rooms.. . . . . . . . . . . . . . . . . . .                                           3.3          3.9          5.8
  Pari-mutuel.. . . . . . . . . . . . . . . .                                          16.3         15.7         16.4
  Food, beverage and other. . . . . . . . . .                                          13.4         14.2         19.1
  Marine and facilities . . . . . . . . . . .                                          26.2         28.2         39.9
  Marketing and administrative. . . . . . . .                                         108.2        121.1        167.6
  Accrued litigation settlement (reversal). .                                             -         (4.2)           -
  Valuation charge. . . . . . . . . . . . . .                                             -          5.1            -
  Preopening expenses . . . . . . . . . . . .                                             -          3.3          3.4
  Other charges . . . . . . . . . . . . . . .                                             -            -            -
  Depreciation and amortization.. . . . . . .                                          33.6         36.3         42.3
                                               ---------------------------------------------  -----------  -----------
    Total operating expenses. . . . . . . . .                                         355.7        388.2        533.2
                                               ---------------------------------------------  -----------  -----------
Operating income. . . . . . . . . . . . . . .                                          61.1         68.7        113.5
  Interest expense. . . . . . . . . . . . . .                                         (51.6)       (48.6)       (60.4)
  Interest income . . . . . . . . . . . . . .                                           4.7          2.9          4.7
  Gain on disposal of asset . . . . . . . .                                               -            -          3.1
  Minority interest . . . . . . . . . . . . .                                           0.8          2.2         (3.7)
  Equity in income (loss) of
    unconsolidated joint ventures . . . . . .                                             -         (1.3)         0.3
                                               ---------------------------------------------  -----------  -----------
Income before income taxes and
  extraordinary loss. . . . . . . . . . . . .                                          15.0         23.9         57.5
    Income tax provision. . . . . . . . . . .                                           7.5         11.8         25.4
                                               ---------------------------------------------  -----------  -----------
Income before extraordinary loss. . . . . . .                                           7.5         12.1         32.1
  Extraordinary loss on extinguishment
    of debt, net of applicable income tax
    benefit . . . . . . . . . . . . . . . . .                                             -        (36.3)        (1.0)
                                               ---------------------------------------------  -----------  -----------
Net income (loss).. . . . . . . . . . . . . .  $                                        7.5   $    (24.2)  $     31.1
                                               =============================================  ===========  ===========
Adjusted income before extraordinary loss (2)  N/A                                            N/A          $     37.7
                                                                                                           ===========
Adjusted net income (loss) (2). . . . . . . .  N/A                                            N/A          $     36.7
                                                                                                           ===========


                                                APRIL 29,    APRIL 28,
                                                     2001         2002
                                               -----------  -----------
INCOME STATEMENT DATA:
Operating revenues:
  Casino. . . . . . . . . . . . . . . . . . .  $    957.1   $  1,057.0
  Rooms . . . . . . . . . . . . . . . . . . .        50.7         56.0
  Pari-mutuel commissions and fees. . . . . .        22.2         23.5
  Food, beverage and other. . . . . . . . . .       148.3        152.1
                                               -----------  -----------
    Gross revenues. . . . . . . . . . . . . .     1,178.3      1,288.6
    Less promotional allowances . . . . . . .       195.5        203.3
                                               -----------  -----------
      Net revenues. . . . . . . . . . . . . .       982.8      1,085.3
Operating costs and expenses:
  Casino. . . . . . . . . . . . . . . . . . .       192.2        203.9
  Gaming taxes. . . . . . . . . . . . . . . .       192.6        227.0
  Rooms.. . . . . . . . . . . . . . . . . . .        12.1         13.3
  Pari-mutuel.. . . . . . . . . . . . . . . .        16.2         16.8
  Food, beverage and other. . . . . . . . . .        32.0         35.8
  Marine and facilities . . . . . . . . . . .        63.6         70.0
  Marketing and administrative. . . . . . . .       249.9        274.6
  Accrued litigation settlement (reversal). .           -          2.6
  Valuation charge. . . . . . . . . . . . . .         1.0         61.3
  Preopening expenses . . . . . . . . . . . .         0.2          3.9
  Other charges . . . . . . . . . . . . . . .         8.2            -
  Depreciation and amortization.. . . . . . .        69.1         72.1
                                               -----------  -----------
    Total operating expenses. . . . . . . . .       837.1        981.3
                                               -----------  -----------
Operating income. . . . . . . . . . . . . . .       145.7        104.0
  Interest expense. . . . . . . . . . . . . .       (98.9)       (89.2)
  Interest income . . . . . . . . . . . . . .         5.1          0.9
  Gain on disposal of asset . . . . . . . .           0.3          0.1
  Minority interest . . . . . . . . . . . . .        (6.4)        (7.7)
  Equity in income (loss) of
    unconsolidated joint ventures . . . . . .        (0.2)           -
                                               -----------  -----------
Income before income taxes and
  extraordinary loss. . . . . . . . . . . . .        45.6          8.1
    Income tax provision. . . . . . . . . . .        20.5          3.8
                                               -----------  -----------
Income before extraordinary loss. . . . . . .        25.1          4.3
  Extraordinary loss on extinguishment
    of debt, net of applicable income tax
    benefit . . . . . . . . . . . . . . . . .           -         (4.3)
                                               -----------  -----------
Net income (loss).. . . . . . . . . . . . . .  $     25.1   $        -
                                               ===========  ===========
Adjusted income before extraordinary loss (2)  $     35.0   $     (4.3)
                                               ===========  ===========
Adjusted net income (loss) (2). . . . . . . .  $     35.0   $        -
                                               ===========  ===========

(Footnotes  follow  table)




                                                                               FISCAL YEAR ENDED (1)
                                                            ---------------------------------------------
                                                              APRIL 26,                     APRIL 25,    APRIL 30,    APRIL 29,
                                                                1998                           1999         2000         2001
                                            ---------------------------------------------  -----------  -----------  -----------
INCOME STATEMENT DATA (CONTINUED): . . . .                        (dollars in millions, except per share data)
Income (loss) per common share:
  Basic. . . . . . . . . . . . . . . . . .  $                                       0.32   $    (1.03)  $     1.18   $     0.84
  Diluted. . . . . . . . . . . . . . . . .  $                                       0.32   $    (1.01)  $     1.11   $     0.80
Adjusted income per common share before
   extraordinary loss:
  Basic (2). . . . . . . . . . . . . . . .  N/A                                            N/A          $     1.43   $     1.17
  Diluted (2). . . . . . . . . . . . . . .  N/A                                            N/A          $     1.35   $     1.11
Adjusted income per common share:
  Basic (2). . . . . . . . . . . . . . . .  N/A                                            N/A          $     1.40   $     1.17
  Diluted (2). . . . . . . . . . . . . . .  N/A                                            N/A          $     1.32   $     1.11

OTHER DATA:
EBITDA (3) . . . . . . . . . . . . . . . .  $                                       94.7   $     68.7   $    157.9   $    215.1
Net cash provided by (used in):
  Operating activities . . . . . . . . . .  $                                       65.3   $     65.2   $    130.5   $     74.2
  Investing activities.. . . . . . . . . .  $                                     (119.7)  $    (52.0)  $   (258.0)  $   (225.4)
  Financing activities . . . . . . . . . .  $                                       55.0   $     19.5   $    210.3   $     59.9
Capital expenditures . . . . . . . . . . .  $                                       65.5   $     95.0   $    104.6   $    159.3

OPERATING DATA:
Number of slot machines (4). . . . . . . .                                         4,912        6,009       12,018       13,604
Number of table games (4). . . . . . . . .                                           242          217          413          395
Number of hotel rooms (4). . . . . . . . .                                           842        1,271        2,538        3,912
Average daily occupancy rate.. . . . . . .                                          91.3%        93.4%        84.9%        85.3%

BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . .  $                                       52.5   $     85.1   $    168.0   $     76.7
Total assets.. . . . . . . . . . . . . . .                                         615.7        676.5      1,305.5      1,382.9
Long-term debt, including current portion.                                         442.1        532.8        962.9      1,039.1
Stockholders' equity.. . . . . . . . . . .                                          86.1         62.0        155.5        166.0

COMPUTATION OF EBITDA (3):
Net income (loss). . . . . . . . . . . . .  $                                        7.5   $    (24.2)  $     31.1   $     25.1
Add/ (deduct):
Income tax provision . . . . . . . . . . .                                           7.5         11.8         25.4         20.5
Equity in income (loss) of
   unconsolidated joint ventures . . . . .                                             -          1.3         (0.3)         0.2
Minority interest. . . . . . . . . . . . .                                          (0.8)        (2.2)         3.7          6.4
Interest income. . . . . . . . . . . . . .                                          (4.7)        (2.9)        (4.7)        (5.1)
Interest expense.. . . . . . . . . . . . .                                          51.6         48.6         60.4         98.9
Depreciation and amortization. . . . . . .                                          33.6         36.3         42.3         69.1
                                            --------------------------------------------   -----------  ----------   -----------
EBITDA (3) . . . . . . . . . . . . . . . .  $                                       94.7   $     68.7   $    157.9   $    215.1
                                            =============================================  ===========  ===========  ===========




                                             APRIL 28,
                                                  2002
                                            -----------
INCOME STATEMENT DATA (CONTINUED):
Income (loss) per common share:
  Basic. . . . . . . . . . . . . . . . . .  $        -
  Diluted. . . . . . . . . . . . . . . . .  $        -
Adjusted income per common share before
   extraordinary loss:
  Basic (2). . . . . . . . . . . . . . . .  $     0.15
  Diluted (2). . . . . . . . . . . . . . .  $     0.15
Adjusted income per common share:
  Basic (2). . . . . . . . . . . . . . . .  $        -
  Diluted (2). . . . . . . . . . . . . . .  $        -

OTHER DATA:
EBITDA (3) . . . . . . . . . . . . . . . .  $    171.9
Net cash provided by (used in):
  Operating activities . . . . . . . . . .  $    153.6
  Investing activities.. . . . . . . . . .  $   (100.5)
  Financing activities . . . . . . . . . .  $     53.2
Capital expenditures . . . . . . . . . . .  $     98.3

OPERATING DATA:
Number of slot machines (4). . . . . . . .      14,649
Number of table games (4). . . . . . . . .         383
Number of hotel rooms (4). . . . . . . . .       3,869
Average daily occupancy rate.. . . . . . .        85.0%

BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . .  $     76.6
Total assets.. . . . . . . . . . . . . . .     1,340.2
Long-term debt, including current portion.     1,009.3
Stockholders' equity.. . . . . . . . . . .       159.2

COMPUTATION OF EBITDA (3):
Net income (loss). . . . . . . . . . . . .  $        -
Add/ (deduct):
Income tax provision . . . . . . . . . . .         3.8
Equity in income (loss) of
   unconsolidated joint ventures . . . . .           -
Minority interest. . . . . . . . . . . . .         7.7
Interest income. . . . . . . . . . . . . .        (0.9)
Interest expense.. . . . . . . . . . . . .        89.2
Depreciation and amortization. . . . . . .        72.1
                                            -----------
EBITDA (3) . . . . . . . . . . . . . . . .  $    171.9
                                            ===========


(Footnotes  follow  table)

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

(3) EBITDA, or "earnings before interest, income taxes, depreciation and amortization," is a supplemental financial measurement used by Isle of Capri's management, as well as industry analysts, in the evaluation of its business. EBITDA is defined as net income (loss) plus (a) income taxes, (b) interest expense (net of interest income) and (c) depreciation and amortization. EBITDA also excludes equity in income (loss) of unconsolidated joint ventures and minority interest. EBITDA should only be read in conjunction with all of our financial data summarized above and our consolidated financial statements and the notes to those statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere in this annual report on Form 10-K. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with GAAP), but because it is a widely accepted financial indicator of a company's ability to incur and service debt. All companies do not calculate EBITDA in the same manner. As a result, EBITDA as presented here may not be comparable to similarly titled measures reported by other companies. Fiscal 2002 EBITDA includes an impairment charge of $61.4 million related to the Isle-Tunica and the Lady Luck-Las Vegas. Fiscal 1999 EBITDA includes an extraordinary loss on extinguishment of debt, net of income tax benefit of $36.3 million.

(4)  This  data  is  as  of  the  end  of  the  respective  period.

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

PROPERTY  AND  EQUIPMENT

     At April 28, 2002, we had a net property and equipment balance of $803.5 million, representing 60% of total assets. We capitalize the cost of purchases of property and equipment and capitalize the cost of improvements to property and equipment which increases the value or extends the useful lives of assets. Costs of normal repairs and maintenance are charged to expense as incurred. Costs incurred in connection with our "all properties enhancement," "maintenance projects" and "capital improvements" programs include individual capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties. These expenditures include such items as computer equipment and software, signage, furniture, and restaurant and casino equipment. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

GENERAL

SIGNIFICANT  EVENTS

     Fiscal  Year  2002
            -The  Isle-Boonville  opened  December  6,  2001.
            -On November 16, 2001, the Isle-Black Hawk entered into a $90.0 million secured credit facility, that is non-recourse debt to the Isle of Capri, primarily for the purpose of funding the redemption of the 13% First Mortgage Notes.
            -On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012.
            -On April 26, 2002, the Company amended the existing $650.0 million Amended and Restated Senior Credit Facility with a $500.0 million Senior Secured Credit Facility. The Senior Credit Facility provides for a $250.0 million
Revolving credit facility maturing on April 25, 2007 and a $250.0 million term loan facility maturing on April 25, 2008.
            -A valuation charge totaling $61.4 million was recorded in fourth quarter of fiscal 2002 reflecting the impairment charge of $59.2 million relating to the Isle-Tunica and the Lady Luck-Las Vegas. Also included was an impairment charge of $2.2 million relating to marine assets.

     Fiscal  Year  2001
            -The  Isle-Black  Hawk  opened  its 237-room hotel in August 2000.
            -The Isle-Tunica opened its 227-room hotel in November 2000. -The Isle-Lake Charles opened its 252 room hotel November 2000. -Renovations
            -The Isle-Kansas City was renovated in the third and fourth quarters of fiscal 2001.
            -The Rhythm City-Davenport was renovated in the third and fourth quarters of fiscal 2001.
            -The Isle-Lula was renovated in the third and fourth quarters of fiscal 2001.
            -The Rhythm City-Davenport closed due to flooding from April 18 - May 20, 2002.

            -The Isle-Marquette closed due to flooding from April 18 - May 2, 2002.

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

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  APRIL 28, 2002 COMPARED TO FISCAL YEAR ENDED APRIL 29, 2001

     Gross revenue for the fiscal year ended April 28, 2002, was $1.3 billion, which included $1.1 billion of casino revenue, $56.0 million of rooms revenue, $23.5 million of pari-mutuel commissions and $152.2 million of food, beverage and other revenue. This compares to gross revenue for the fiscal year ended April 29, 2001 of $1.2 billion, which included $957.1 million of casino revenue, $50.7 million of rooms revenue, $22.2 million of pari-mutuel commissions and $148.3 million of food, beverage and other revenue.

     Casino revenue increased $99.8 million, or 10.4% when compared to the prior year. This is the result of the $31.2 million increase in casino revenue at the Isle-Kansas City due to the renovations that improved the property in the prior year and a full year of operations (the Isle-Kansas City was acquired in June
2000), $28.7 million increase in casino revenue at the Rhythm City-Davenport, which was acquired in October 2000, and the addition of $25.0 million in casino revenue from the Isle-Boonville which opened in December 2001. These positive variances from the prior year were partially offset by the $16.2 million decline in casino revenue at the Isle-Bossier City, primarily attributable to the heightened competition in that market resulting from the opening of Hollywood Casino's gaming facility and additional hotel rooms at Harrah's gaming facility during our 2001 fiscal third quarter.

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

     Casino operating expenses for the fiscal year ended April 28, 2002 totaled $203.9 million, or 19.3% of casino revenue, versus $192.2 million, or 20.1% of casino revenue, for the fiscal year ended April 29, 2001. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is commensurate with the increase in casino revenue.

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

     Operating expenses for the fiscal year ended April 28, 2002, also included room expenses of $13.3 million, or 23.8% of gross room revenue from the hotels at all casino properties except the Isle-Boonville compared to $12.1 million or 23.8% of gross room revenue for the fiscal year ended April 29, 2001, for the same properties. The $1.3 million or 10.5% increase in rooms expense was equivalent to the increase in rooms revenue.

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

     Food, beverage and other expenses totaled $35.8 million for the fiscal year ended April 28, 2002, compared to $32.0 million for the fiscal year ended April 29, 2001. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses. Food, beverage and other operating expenses as a percentage of gross food, beverage and other revenues increased from 21.6% for the fiscal year ended April 29, 2001, to 23.5% for the fiscal year ended April 28, 2002 as a result of the start up costs of the restaurants at Isle-Boonville, which opened December 6, 2001, and a full year of operating results of Lady Luck-Las Vegas, acquired in September 2000 in the prior fiscal year. Lady Luck-Las Vegas's food and beverage expense expressed as a result of food and beverage revenue is significantly higher than other Isle properties.

     Marine and facilities expenses totaled $70.0 million, or 6.5% of net revenue, for the fiscal year ended April 28, 2002, versus $63.6 million, or 6.5% of net revenue for the fiscal year ended April 29, 2001. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. The $6.4 million, or 10.0% increase in marine and facility expenses are in line with the 10.4% increase in net revenue during the same period. Marine and facilities expenses as a percentage of net revenue have remained stable at 6.5% for the fiscal years ended April 28, 2002, and April 29, 2001.

     Marketing and administrative expenses totaled $274.6 million, or 25.3% of net revenue for the fiscal year ended April 28, 2002, versus $249.9 million, or 25.4% of net revenue for the fiscal year ended April 29, 2001. Marketing expenses included salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The $24.7 million, or 9.9% increase in marketing and administrative expense is in line with the increase in net revenue. Marketing and administrative expenses as a percentage of net revenue have remained stable.

     During the fourth quarter of fiscal 2002, we recorded a valuation charge totaling $61.4 million that reflects the impairment charge of $59.2 million related to the write-down of our assets at the Isle-Tunica and the Lady Luck-Las Vegas. We acquired the Isle-Tunica in fiscal 2000 and the Lady Luck-Las Vegas in connection with the purchase of Lady Luck Gaming Corporation in fiscal 2001. These properties were marginal performers since the date of their acquisition; however, we continued to invest in these properties, primarily the Isle-Tunica where we invested in a hotel and theaters at the casino location. Although some improvement in the operations was realized as a result of these actions, these properties were not projected to have substantial growth in profits as compared to other Isle properties. Further, these properties required substantial amounts of management resources and additional capital investments to achieve the earnings levels that were originally envisioned when we purchased these properties. As a result, we began a process of evaluating our options, including retaining an advisor to assist in the assessment, as disclosed in our third quarter 2002 Form 10-Q.

          During the time we held these properties, while the operating results were marginal, management continued to believe that these properties were not impaired. In addition, we had considered whether indicators of impairment of long-lived assets at the Isle-Tunica and the Lady Luck-Las Vegas were present. We considered operating losses and negative EBITDA or "earnings before interest, income taxes, depreciation and amortization" (as defined at footnote 3 to Item 6 on page 47) at these properties as indicators of impairment and further evaluated the sum of the estimated undiscounted future cash flows attributable to the assets in question to determine if these cash flows were less than their carrying amounts. Some of the assumptions that were used in connection with the estimate of undiscounted cash flows included current operating results, costs associated with the ongoing maintenance and improvements of the assets, other operating expenses, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. Based on this evaluation and other factors considered, we determined that a lower valuation of these properties was not appropriate prior to the write-off in the fourth quarter of fiscal 2002.

     At the end of our fiscal 2002 third quarter, we continued to be committed to turning both of these properties around and had begun the process resulting in modest positive cash flow at the Isle-Tunica and reduced losses at the Lady Luck-Las Vegas during the fourth quarter of fiscal 2002. Our efforts to increase these properties' performance included focused marketing campaigns and extensive cost reductions. However, on March 14, 2002, our Board of Directors resolved to sell or otherwise dispose of the property and equipment at the Isle-Tunica and the Lady Luck-Las Vegas. This decision was made in consideration of the substantial and disproportionate amount of management resources devoted to the turnaround of these properties, the lack of significant growth potential, current tax benefits to be derived from a sale or disposition and the additional capital required to improve these properties in Tunica and Las Vegas.

     Under the provisions of SFAS No. 121, we determined in connection with the Board's directive that we would not be able to recover the carrying values of the Isle-Tunica or the Lady Luck-Las Vegas based on current real estate and market conditions in these markets. As such, we recorded an impairment write-down of $59.2 million, representing the difference between the Isle-Tunica's and the Lady Luck-Las Vegas' carrying values of $80.7 million and their estimated fair values less estimated costs to sell of $21.5 million. Fair values were based on our estimate of the likely sale price for these assets, in response to our Board's decision. In addition, we committed to a disposal plan in the fourth quarter of 2002 and began aggressively seeking a buyer of the Isle-Tunica and the Lady Luck-Las Vegas. We expect to dispose of the Isle-Tunica and the Lady Luck-Las Vegas before the end of fiscal 2003.

     In fiscal 2003, in connection with the sale or other disposition of the Isle-Tunica and the Lady Luck-Las Vegas, we expect to pay approximately $2.0 million related to involuntary termination costs. We expect to recognize these costs as expenses and to fund these costs through existing cash flows from operations before the end of calendar 2002. Also included in fiscal 2002 was an impairment charge of $2.2 million relating to marine assets that have been in storage for future development that will be offered for sale in fiscal 2003. The valuation charge for the fiscal year ended April 29, 2001 totaling $1.0 million consisted of the write-down of certain marine assets held for development or sale to their estimated fair value less estimated costs to sell.

     Preopening expenses of $3.9 million for the fiscal year ended April 28, 2002 and $0.2 million for the fiscal year ended April 29, 2001 represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Boonville in December 2001.

     For the prior fiscal year ended April 29, 2001, other charges totaling $8.2 million included a $3.0 million loss due to the write-off of abandoned expansion projects assets at the Isle-Biloxi, a $2.9 million loss due to the termination of the Enchanted Capri joint venture as a result of Bankruptcy Court filings by Commodore Holdings, Ltd., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture, a $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi and a $0.9 million loss relating to the write-off of the theater production contracts at the Isle-Tunica.

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

     Interest expense was $88.3 million for the fiscal year ended April 28, 2002 net of capitalized interest of $1.3 million and interest income of $0.9 million versus $93.8 million for the fiscal year ended April 29, 2001 net of capitalized interest of $3.8 million and interest income of $5.1 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $9.7 million net of interest income of $0.2 million related to the Isle-Black Hawk is included in interest expense for the fiscal year ended April 28, 2002. This compares to interest expense of $11.1 million net of capitalized interest of $0.7 million and interest income of $0.2 million for the fiscal year ended April 29, 2001.

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

FISCAL  YEAR  ENDED  APRIL 29, 2001 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2000

     Gross revenue for the fiscal year ended April 29, 2001 was $1.2 billion, which included $957.1 million of casino revenue, $50.7 million of rooms revenue, $22.2 million of pari-mutuel commissions and $148.3 million of food, beverage and other revenue. This compares to gross revenue for the previous fiscal year ended April 30, 2000, of $759.8 million, which included $619.4 million of casino revenue, $24.8 million of room revenue, $22.1 million of pari-mutuel commissions and $93.6 million of food, beverage and other revenue.

     Casino revenue increased $337.8 million or 54.5% primarily as a result of a full year of operations of the former Lady Luck properties and the Isle-Tunica, approximately 11 months of operating results from the acquisition of the Isle-Kansas City, approximately eight months of operating results from the acquisition of the Lady Luck-Las Vegas, approximately seven months of results from the acquisition of the Rhythm City-Davenport, and the improvements at the Isle-Black Hawk and the Isle-Lake Charles. Room revenue, food, beverage and other revenue have increased primarily as a result of the acquisitions of the former Lady Luck properties, the Isle-Kansas City, the Lady Luck-Las Vegas, the Rhythm City-Davenport and the opening of new hotels at the Isle-Black Hawk, the Isle-Tunica and the Isle-Lake Charles. Pari-mutuel commissions and fees have remained stable compared to the prior year.

     Casino operating expenses for the fiscal year ended April 29, 2001 totaled $192.2 million, or 20.1% of casino revenue versus $116.1 million, or 18.7% of casino revenue, for the fiscal year ended April 30, 2000. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additional properties as well as improved casino revenue for the combined original Isle of Capri properties.

     Operating expenses for the fiscal year ended April 29, 2001 also included room expenses of $12.1 million or 23.8% of gross room revenue from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, the Isle-Marquette, the Isle-Tunica, the Isle-Black Hawk, the Lady Luck-Las Vegas and the Rhythm City-Davenport compared to $5.8 million, or 23.5% of gross room revenue for the fiscal year ended April 30, 2000, from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Lula, the Isle-Bettendorf, the Isle-Natchez and the Isle-Marquette. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the fiscal year ended April 29, 2001, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $192.6 million, or 20.1% of casino revenue, compared to $122.6 million, or 19.8% of casino revenue, for the fiscal year ended April 30, 2000, which is consistent with each state's gaming tax rate for the applicable fiscal years. For the fiscal year ended April 30, 2000, state and local gaming taxes were only paid in Louisiana, Mississippi, Iowa and Colorado. Legislation was passed that allowed Louisiana riverboats, including the riverboats at the Isle-Lake Charles, which had been required to conduct cruises to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5%.

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

     Food, beverage and other expenses totaled $32.0 million for the fiscal year ended April 29, 2001 compared to $19.1 million for the fiscal year ended April 30, 2000. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food and beverage and other operating expenses as a percentage of gross food, beverage and other revenues increased from 20.4% for the fiscal year ended April 30, 2000, to 21.6% for the fiscal year ended April 29, 2001. This was attributable to the inclusion of eight months of operations of the Lady Luck-Las Vegas operations in the downtown Las Vegas market, whose food and beverage expense is significantly higher than other Isle properties. The increase was also due to the start up costs related to the opening of food and beverage outlets related to the opening of hotels at the Isle-Lake Charles and the Isle-Tunica and the newly acquired outlets at the Isle-Kansas City that were not converted to Isle standards until the fourth quarter 2001.

     Marine and facilities expenses totaled $63.6 million for the fiscal year ended April 29, 2001 versus $39.9 million for the fiscal year ended April 30, 2000. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. These expenses have increased as a result of the increase in the number of properties operated by us and continued expansion of our facilities. Marine and facilities expenses as a percentage of net revenue have remained relatively stable at 6.5% for the fiscal year ended April 29, 2001, compared to 6.2% for the fiscal year ended April 30, 2000.

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

     Preopening expenses of $0.2 million for the fiscal year ended April 29, 2001 and $3.4 million for the fiscal year ended April 30, 2000, represent salaries, benefits, training, marketing and other non-capitalizable costs, which were expensed in connection with the opening of the Isle-Boonville in December
2001  and  the  Isle-Tunica  in  July  1999.

     The other charges of $8.2 million include a $3.0 million loss due to the write-off of abandoned expansion projects assets at the Isle-Biloxi, a $2.9 million loss due to the termination of the Enchanted Capri joint venture as a result of Bankruptcy Court filings by Commodore Holdings, Ltd., the operator of the Enchanted Capri and owner of the remaining 50% interest in the joint venture, a $1.4 million buyout of the Crowne Plaza license at the Isle-Biloxi, and a $0.9 million loss relating to the write-off of the theater production contracts at the Isle-Tunica.

     The valuation allowance totaling $1.0 million reflects the write-down of marine assets held for development or sale to their net realizable value.

     Depreciation and amortization expense was $69.1 million for the fiscal year ended April 29, 2001 and $42.3 million for the fiscal year ended April 30, 2000. These expenses relate to property and equipment, berthing and concession rights and the amortization of intangible assets. The 63.2% increase in depreciation and amortization expense is consistent with the increase in fixed assets placed into service or acquired.

     Interest expense was $93.8 million for the fiscal year ended April 29, 2001 net of capitalized interest of $3.8 million and interest income of $5.1 million versus $55.6 million for the year ended April 30, 2000 net of capitalized interest of $2.4 million and interest income of $4.8 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $11.5 million net of capitalized interest of $0.7 million and interest income of $0.2 million related to the Isle-Black Hawk is included in interest expense in fiscal 2001. This compares to interest expense of $10.8 million, net of capitalized interest of $1.1 million and interest income of $0.4 million in fiscal 2000.

     Our results of operations for the fiscal year ended April 29, 2001 included a gain on sale of assets of $0.3 million compared to $3.1 million for the fiscal year ended April 30, 2000. Both gains related to the sale of an option to purchase 135 acres of land adjacent to Pompano Park.

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

INVESTING  ACTIVITIES

     We invested $98.3 million in property and equipment during the fiscal year ended April 28, 2002, primarily for the development of the Isle-Boonville and implementation of a company-wide slot enhancement program. Approximately $21.3 million was expended on capital expenditures, which enhance the value to the property or prolongs its useful life. The following table reflects expenditures for property and equipment on major projects:




                                                                   ACTUAL                 PROJECTED
                                                              ---------------------------..--------
                                                              FISCAL YEAR   FISCAL YEAR  FISCAL YEAR
                                                             ENDED 4/29/01  ENDED 4/28/02 ENDED 4/27/03
                                                             -------------  ------------- -------------
                                                                      (DOLLARS IN MILLIONS)
PROPERTY                      PROJECT
----------------------------  ------------------------------

Isle-Boonville . . . . . . .  Develop casino                  $         25.6  $         35.7  $ 1.0
Isle-Kansas City . . . . . .  Renovations                               12.6             1.5      -
Isle-Lake Charles. . . . . .  Construct hotel                           24.4             0.4      -
Isle-Tunica. . . . . . . . .  Construct hotel & 2 theaters              31.4             1.0      -
Isle-Black Hawk (57% owned).  Construct hotel                            7.1               -      -
Lady Luck-Las Vegas. . . . .  Renovations                                1.4             1.4    0.2
Lady Luck Properties.. . . .  Convert to Isle                           31.8             2.7      -
Rhythm City-Davenport. . . .  Renovations                               17.5             1.6      -
All Properties . . . . . . .  Slot program                                 -            32.7   30.3
All Properties . . . . . . .  Enhancement                                7.4            21.3   33.4
                                                              --------------  --------------  -----
                      Total.                                 $         159.2  $         98.3  $64.9
                                                             ===============  ==============  =====

    In May 2000, we acquired the Isle-Boonville and spent 19 months developing the casino project. We opened the facility in December 2001. The total investment in this casino project is approximately $71.0 million, which includes the purchase price of $11.5 million, a portion of which was allocated to goodwill. Approximately $6.6 million of preopening and other expenditures were incurred through the opening of the facility. As of April 28, 2002, we have spent $67.9 million on this project.

      We made $21.3 million in capital improvements during fiscal 2002 to maintain our existing facilities and remain competitive in our markets and $32.7 million for our slot enhancement program. The "all properties enhancement program" of $21.3 million consists of numerous individual capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties. These expenditures include such items as computer equipment and software, signage, furniture, and restaurant and casino equipment. We expect to make $33.4 million in capital improvements during fiscal 2003 to maintain our existing facilities and remain competitive in our markets and $30.3 million for our slot enhancement program.

FINANCING  ACTIVITIES

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following table provides information at April 28, 2002, about our contractual obligations and commercial commitments. The table presents contractual obligations (in millions) by due dates and related contractual commitments by expiration dates.




                                      PAYMENTS DUE BY PERIOD
                                       (dollars in millions)
                                     -------------------------
CONTRACTUAL OBLIGATIONS
                                                                 Less than                                After
                                                     Total        1 YEAR     1-3 YEARS   4-5 YEARS       5 YEARS
                                     -------------------------  ----------  ----------  --------------  --------
Long-Term Debt (1). . . . . . . . .  $                 1,009.3  $     14.2  $     31.6  $         55.5  $  908.0
                                     -------------------------  ----------  ----------  --------------  --------
Capital Lease Obligations (2) . . .                        6.4         0.4         0.7             0.7       4.6
                                     -------------------------  ----------  ----------  --------------  --------
Operating Leases (2). . . . . . . .                      561.1        13.8        22.1            19.6     505.6
                                     -------------------------  ----------  ----------  --------------  --------
Total Contractual Cash Obligations.  $                 1,576.8  $     28.4  $     54.4  $         75.8  $1,418.2
                                     -------------------------  ----------  ----------  --------------  --------



                                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                    (dollars in millions)
                                -------------------------
OTHER CONTRACTUAL COMMITMENTS
                                       TOTAL AMOUNTS        LESS THAN                             Over
                                       COMMITTED            1 YEARR     1-3 YEARS   4-5 YEARS   5 YEARS
                                -------------------------  ----------  ----------  --------------------
Lines of Credit (1). . . . . .  $                   264.0  $      4.0  $        -  $       260.0  $-
                                -------------------------  ----------  ----------  -------------  --
Standby Letters of Credit (3).                        5.5         4.4         1.1              -   -
                                -------------------------  ----------  ----------  -------------  --
Total Commercial Commitments .  $                   269.5  $      8.4  $      1.1  $       260.0  $-
                                -------------------------  ----------  ----------  -------------  --

(1) See Note 8, Long-Term Debt, in the accompanying notes to consolidated financial statements.
(2) See Note 9, Commitments, in the accompanying notes to consolidated financial statements.
(3) Standby letters of credit consists of the following: $1.7 million for gaming taxes, $3.1 million for workers' compensation and $0.7 million for other.

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

     We expect that available cash and cash from future operations, as well as borrowings under our existing amended and restated senior credit facility and lines of credit will be sufficient to fund future expansion and planned capital expenditures, service debt, and meet working capital requirements. As of April 28, 2002, we had $175.0 million of unused credit capacity with the revolving loan commitment of our amended and restated senior credit facility and $4.0 million of available credit with our lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, either LIBOR or our lender's prime rate, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender's prime rate and are subject to annual renewal in April 2003. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.


     We are currently in compliance with all covenants contained in our senior and subordinated debt instruments as of April 28, 2002. If we do not maintain compliance with these covenants, the lenders under the amended and restated senior credit facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the amended and restated senior credit facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our amended and restated senior credit facility. The indentures governing our 8.75% notes and our 9.0% subordinated notes restrict, among other things, our ability to borrow money, create liens, make restricted payments, and sell assets.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial position and results of consolidated operations.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. We will adopt SFAS 145 at the beginning of fiscal 2004, April 28, 2003. Upon adoption, the extraordinary loss on extinguishment of debt recorded in fiscal 2002 of $4.3 million, net of income tax benefit of $2.7 million, would be reclassified and included in income from operations on a pre-tax basis. As a result, operating income for fiscal 2002 would decrease from $104.0 million to $97.0 million. Net income and earnings per share for fiscal 2002 will remain unchanged.

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

SENIOR  CREDIT  FACILITY

     We entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of our variable rate debt to a fixed-rate basis for the next one to two years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $200.0 million, or 61.5% of our variable rate term debt outstanding under our senior credit facility as of April 28, 2002. We evaluate the effectiveness of these hedged transactions on a quarterly basis. The interest rate swaps terminate as follows: $50.0 million in 2003 and $150.0 million in 2004. We found no portion of the hedging instruments to be ineffective during the fiscal year ended April 28, 2002. Accordingly, no gain or losses have been recognized on these cash flow hedges.

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





                                                 INTEREST RATE SENSITIVITY
                                     PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                               AVERAGE INTEREST (SWAP) RATE


FISCAL YEAR
(dollars in millions)                                                   2003     2004    2005    2006    2007
---------------------------------------------------------------  ------------  -------  ------  ------  ------
LIABILITIES
Long-term Debt, including Current Portion
   Fixed Rate . . . . . . . . . . . . . . . . . . . . . . . . .  $       2.8   $  2.8   $ 2.5   $ 1.5   $ 1.3
   Average interest rate. . . . . . . . . . . . . . . . . . . .          8.9%     8.8%    8.8%    8.8%    8.8%

   Variable Rate. . . . . . . . . . . . . . . . . . . . . . . .  $      11.4   $ 12.9   $13.4   $21.4   $31.3
   Average interest rate. . . . . . . . . . . . . . . . . . . .          5.4%     7.3%    8.2%    8.6%    8.8%

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest Rate Swaps
   Pay Fixed/Receive Variable . . . . . . . . . . . . . . . . .  $      50.0   $150.0   $40.0   $   -   $   -
   Average Pay Rate . . . . . . . . . . . . . . . . . . . . . .          4.8%     4.8%    4.2%      -       -
   Average Receive Rate . . . . . . . . . . . . . . . . . . . .          2.6%     4.6%    5.4%      -       -


FISCAL YEAR                                                                            FAIR VALUE
(dollars in millions)                                           THEREAFTER   TOTAL    4/28/2002
--------------------------------------------------------------- ----------  --------  --------
LIABILITIES
Long-term Debt, including Current Portion
   Fixed Rate . . . . . . . . . . . . . . . . . . . . . . . . .  $596.0   $    606.4  $624.7
   Average interest rate. . . . . . . . . . . . . . . . . . . .     8.9%

   Variable Rate. . . . . . . . . . . . . . . . . . . . . . . .  $312.5   $    402.9  $404.5
   Average interest rate. . . . . . . . . . . . . . . . . . . .     8.9%

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest Rate Swaps
   Pay Fixed/Receive Variable . . . . . . . . . . . . . . . . .  $    -   $    240.0  $ (5.2)
   Average Pay Rate . . . . . . . . . . . . . . . . . . . . . .       -
   Average Receive Rate . . . . . . . . . . . . . . . . . . . .       -

ITEM  8.       INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                          PAGE
                                                                         -----
ISLE  OF  CAPRI  CASINOS,  INC.

Report  of  Independent  Auditors. . . . . . . . . . . . . . . . . . . . . 64
Consolidated Balance Sheets, April 28, 2002 and April 29, 2001 . . 65 Consolidated Statements of Operations, Years ended April 28, 2002,
April 29, 2001  and  April  30,  2000. . . . . . . . . . . . . . . . . . . 66
Consolidated  Statements  of  Stockholders'  Equity, Years ended April
28, 2002, April  29,  2001 and  April  30,  2000. . . . . . . . . . . . . .67
Consolidated  Statements  of  Cash  Flows, Years ended April 28, 2002,
April 29, 2001  and  April  30,  2000. . . . . . . . . . .  . . . . . . . .68
Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . .70

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




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        ASSETS                                  APRIL 28,    APRIL 29,
                                                        ------
                                                                                                    2002         2001
                                                                                              -----------  -----------
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   76,597   $   76,659
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,857        9,203
     Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        4,700
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,235       14,536
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,113       16,359
     Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,572            -
                                                                                              -----------  -----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     136,374      121,457
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     803,507      872,168
Other assets:
     Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        2,860
     Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     305,850      291,755
     Other intangible assets.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      58,744       66,411
     Deferred financing costs, net of accumulated amortization of $7,984 in 2002 and
          $8,533 in 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,730       21,856
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,677        4,300
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,944        2,100
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,397            -
                                                                                              -----------  -----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,340,223   $1,382,907
                                                                                              ===========  ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .  $   14,176   $   20,936
     Accounts payable trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,541       22,635
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,276        9,521
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47,186       35,653
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,673       14,963
           Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,993            -
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . . . . . .      11,903       12,616
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,862       43,222
                                                                                              -----------  -----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . . . . . .     158,610      159,546
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .     995,123    1,018,185
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       15,563
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,302        9,670
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,990       13,902
Stockholders' equity:
          Preferred stock, $.01 par value; 2,000 shares authorized; none issued. . . . . . .           -            -
          Common stock, $.01 par value; 45,000 shares authorized; shares issued and
             outstanding: 31,826 at April 28, 2002 and 30,615 at April 29, 2001. . . . . . .         314          306
          Class B common stock, $.01 par value; 3,000 shares authorized; none issued . . . .           -            -
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     135,432      129,408
          Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,352)      (1,800)
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,753       54,788
          Accumulated other comprehensive loss, net of income tax benefit of $2,364 in 2002.      (4,061)           -
                                                                                              -----------  -----------
                                                                                                 185,086      182,702
     Treasury stock, 3,107 shares at April 28, 2002 and 1,959 shares at April 29, 2001 . . .     (25,888)     (16,661)
                                                                                              -----------  -----------
          Total stockholders' equity.. . . . . . . . . . . . . . . . . . . . . . . . . . . .     159,198      166,041
                                                                                              -----------  -----------
          Total liabilities and stockholders' equity.. . . . . . . . . . . . . . . . . . . .  $1,340,223   $1,382,907
                                                                                              ===========  ===========




See notes to consolidated financial statements




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               FISCAL YEAR ENDED
                                                                              -------------------
                                                                       APRIL 28,       APRIL 29,    APRIL 30,
                                                                         2002            2001         2000
                                                                 -------------------  -----------  -----------
Revenues:
     Casino . . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,056,967   $  957,147   $  619,351
     Rooms. . . . . . . . . . . . . . . . . . . . . . . . . . .              55,957       50,734       24,809
     Pari-mutuel commissions and fees . . . . . . . . . . . . .              23,534       22,152       22,064
     Food, beverage and other . . . . . . . . . . . . . . . . .             152,187      148,315       93,572
                                                                 -------------------  -----------  -----------
          Gross revenues. . . . . . . . . . . . . . . . . . . .           1,288,645    1,178,348      759,796
          Less promotional allowances . . . . . . . . . . . . .             203,334      195,547      113,092
                                                                 -------------------  -----------  -----------
                  Net revenues. . . . . . . . . . . . . . . . .           1,085,311      982,801      646,704
Operating expenses:
     Casino . . . . . . . . . . . . . . . . . . . . . . . . . .             203,855      192,209      116,105
     Gaming taxes . . . . . . . . . . . . . . . . . . . . . . .             227,067      192,571      122,572
     Rooms. . . . . . . . . . . . . . . . . . . . . . . . . . .              13,345       12,072        5,824
     Pari-mutuel. . . . . . . . . . . . . . . . . . . . . . . .              16,806       16,212       16,406
     Food, beverage and other.. . . . . . . . . . . . . . . . .              35,774       31,988       19,089
     Marine and facilities. . . . . . . . . . . . . . . . . . .              70,024       63,644       39,862
     Marketing and administrative.. . . . . . . . . . . . . . .             274,560      249,888      167,584
     Accrued litigation settlement. . . . . . . . . . . . . . .               2,600            -            -
     Valuation charge . . . . . . . . . . . . . . . . . . . . .              61,362        1,032            -
     Preopening expenses. . . . . . . . . . . . . . . . . . . .               3,871          176        3,420
     Other charges. . . . . . . . . . . . . . . . . . . . . . .                   -        8,165            -
     Depreciation and amortization. . . . . . . . . . . . . . .              72,064       69,112       42,346
                                                                 -------------------  -----------  -----------
          Total operating expenses. . . . . . . . . . . . . . .             981,328      837,069      533,208
                                                                 -------------------  -----------  -----------
Operating income. . . . . . . . . . . . . . . . . . . . . . . .             103,983      145,732      113,496
     Interest expense.. . . . . . . . . . . . . . . . . . . . .             (89,177)     (98,943)     (60,413)
     Interest income. . . . . . . . . . . . . . . . . . . . . .                 850        5,107        4,780
     Gain on disposal of asset . . . . . . . . . . . . . . . .                  125          271        3,106
     Minority interest. . . . . . . . . . . . . . . . . . . . .              (7,676)      (6,357)      (3,700)
     Equity in income (loss) of unconsolidated joint ventures..                 (38)        (162)         259
                                                                 -------------------  -----------  -----------
Income before income taxes and extraordinary loss . . . . . . .               8,067       45,648       57,528
     Income tax provision . . . . . . . . . . . . . . . . . . .               3,753       20,504       25,473
                                                                 -------------------  -----------  -----------
Income before extraordinary loss. . . . . . . . . . . . . . . .               4,314       25,144       32,055
Extraordinary loss on extinguishment of debt, net of
     income tax benefit of $2,672 in 2002, $0 in 2001 and
     $634 in 2000 . . . . . . . . . . . . . . . . . . . . . . .              (4,349)           -         (984)
                                                                 -------------------  -----------  -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $              (35)  $   25,144   $   31,071
                                                                 ===================  ===========  ===========


Earnings (loss) per common share - basic:
  Income before extraordinary loss. . . . . . . . . . . . . . .  $             0.15   $     0.84   $     1.22
  Extraordinary loss, net of income taxes . . . . . . . . . . .               (0.15)           -        (0.04)
                                                                 -------------------  -----------  -----------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $                -   $     0.84   $     1.18
                                                                 ===================  ===========  ===========

Earnings (loss) per common share - assuming dilution:
  Income before extraordinary loss. . . . . . . . . . . . . . .  $             0.15   $     0.80   $     1.15
  Extraordinary loss, net of income taxes.. . . . . . . . . . .               (0.15)           -        (0.04)
                                                                 -------------------  -----------  -----------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $                -   $     0.80   $     1.11
                                                                 ===================  ===========  ===========

  Weighted average basic shares . . . . . . . . . . . . . . . .              28,162       29,894       26,327
  Weighted average diluted shares . . . . . . . . . . . . . . .              29,765       31,513       27,925


See notes to consolidated financial statements




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                 ACCUM.
                                                                                                  OTHER
                                                  SHARES OF              ADDITIONAL   UNEARNED    COMPRE-
                                                  COMMON     COMMON       PAID-IN     COMPEN-    HENSIVE     TREASURY
                                                  STOCK      STOCK        CAPITAL     SATION     LOSS        STOCK
                                                  ---------  -----------  ----------  ---------  ----------  ----------

Balance, April 25, 1999. . . . . . . . . . . . .     23,569  $       236  $  63,146   $      -   $       -   $       -
Exercise of stock options
   and warrants. . . . . . . . . . . . . . . . .        500            5      2,727          -           -           -
Issuance of common stock
   for acquisition . . . . . . . . . . . . . . .      6,300           63     59,699          -           -           -
Net income . . . . . . . . . . . . . . . . . . .          -            -          -          -           -           -
                                                  ---------  -----------  ----------  ---------  ----------  ----------
Balance, April 30, 2000. . . . . . . . . . . . .     30,369          304    125,572          -           -           -
Exercise of stock options. . . . . . . . . . . .        246            2      1,136          -           -           -
Grant of nonvested stock . . . . . . . . . . . .          -            -      2,700     (2,700)          -           -
Purchase of treasury stock . . . . . . . . . . .          -            -          -          -           -     (16,661)
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -            -          -        900           -           -
Net income . . . . . . . . . . . . . . . . . . .          -            -          -          -           -           -
                                                  ---------  -----------  ----------  ---------  ----------  ----------
Balance, April 29, 2001. . . . . . . . . . . . .     30,615          306    129,408     (1,800)          -     (16,661)
Net loss . . . . . . . . . . . . . . . . . . . .          -            -          -          -           -           -
Unrealized loss on interest
   rate swap contracts, net of
   income tax benefit of $2,364. . . . . . . . .          -            -          -          -      (4,061)          -

Comprehensive loss . . . . . . . . . . . . . . .          -            -          -          -      (4,061)          -
Exercise of stock options
   and warrants. . . . . . . . . . . . . . . . .      1,211            8      6,096          -           -      (1,205)
Grant of nonvested stock . . . . . . . . . . . .          -            -        (72)        72           -           -
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -            -          -        376           -           -
Purchase of treasury stock . . . . . . . . . . .          -            -          -          -           -      (8,022)
                                                  ---------  -----------  ----------  ---------  ----------  ----------
Balance, April 28, 2002. . . . . . . . . . . . .     31,826  $       314  $ 135,432   $ (1,352)  $  (4,061)  $ (25,888)
                                                  =========  ===========  ==========  =========  ==========  ==========



ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)



                                                  RETAINED    TOTAL
                                                  EARNINGS    STOCKHOLDERS'
                                                   (DEFICIT)  EQUITY
                                                  ----------  ---------------

Balance, April 25, 1999. . . . . . . . . . . . .  $  (1,427)  $       61,955
Exercise of stock options
   and warrants. . . . . . . . . . . . . . . . .          -            2,732
Issuance of common stock
   for acquisition . . . . . . . . . . . . . . .          -           59,762
Net income . . . . . . . . . . . . . . . . . . .     31,071           31,071
                                                  ----------  ---------------
Balance, April 30, 2000. . . . . . . . . . . . .     29,644          155,520
Exercise of stock options. . . . . . . . . . . .          -            1,138
Grant of nonvested stock . . . . . . . . . . . .          -                -
Purchase of treasury stock . . . . . . . . . . .          -          (16,661)
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -              900
Net income . . . . . . . . . . . . . . . . . . .     25,144           25,144
                                                  ----------  ---------------
Balance, April 29, 2001. . . . . . . . . . . . .     54,788          166,041
Net loss . . . . . . . . . . . . . . . . . . . .        (35)             (35)
Unrealized loss on interest
   rate swap contracts, net of
   income tax benefit of $2,364. . . . . . . . .          -           (4,061)

Comprehensive loss . . . . . . . . . . . . . . .          -                -
Exercise of stock options
   and warrants. . . . . . . . . . . . . . . . .          -            4,899
Grant of nonvested stock . . . . . . . . . . . .          -                -
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -              376
Purchase of treasury stock . . . . . . . . . . .          -           (8,022)
                                                  ----------  ---------------
Balance, April 28, 2002. . . . . . . . . . . . .  $  54,753   $      159,198
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
                                                                ===================  ===========  ===========




See notes to consolidated financial statements




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                                           FISCAL YEAR ENDED
                                                                          -------------------
                                                                   APRIL 28,      APRIL 29,    APRIL 30,
                                                                     2002            2001         2000
                                                           -------------------  -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments (receipts) for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .  $           77,821   $   99,620   $   52,090
  Income taxes. . . . . . . . . . . . . . . . . . . . . .              (6,439)      22,337       (1,933)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Other:
  Construction costs funded through accounts payable. . .                   -        2,809        2,453
Acquisitions of businesses:
     Fair value of assets acquired. . . . . . . . . . . .                   -      189,772      496,417
     Less fair value of liabilities assumed . . . . . . .                   -      (78,373)    (317,300)
     Less stock issued. . . . . . . . . . . . . . . . . .                   -            -      (59,762)
                                                           -------------------  -----------  -----------
     Net cash payment . . . . . . . . . . . . . . . . . .                   -      111,399      119,355

See  notes  to  consolidated  financial  statements

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION
Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States. The Company wholly owns and operates thirteen gaming facilities located in Bossier City and Lake Charles, Louisiana; Biloxi, Lula, Natchez, Vicksburg, and Tunica, Mississippi; Boonville and Kansas City, Missouri; Bettendorf, Marquette and Davenport, Iowa; and Las Vegas, Nevada. The Company also owns a 57% interest in and receives a management fee for operating a gaming facility in Black Hawk, Colorado. All but two of these gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. In addition, the Company wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

PROPERTY  AND  EQUIPMENT
Property and equipment are stated at cost. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment which increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred. This policy applies to the purchase of property and equipment included in the Company's "all properties enhancement," "maintenance projects" and "capital improvements" programs as discussed in Item 7 of Form 10-K. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:


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

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Grand Palais Riverboat, Inc. and Louisiana Riverboat Gaming Partnership (the "Licenses") and the value of the Lady Luck trademarks and player databases acquired in the acquisition of Lady Luck Gaming Corporation. Prior to fiscal 2002, the Company estimated that the Licenses had a useful life of 25 years. Beginning in fiscal year 2002, the Company concluded that the Licenses had indefinite lives as the Company determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of the Licenses, and the Company intends to renew and operate the Licenses indefinitely. In addition, other key factors in the Company's assessment that these Licenses now should be classified as having an indefinite life included:
(1) the Company's license renewal experience confirmed that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these Licenses confirmed the Company's belief that the renewal process could be completed without substantial cost and without material modification of the Licenses; (3) the economic performance of the operations related to the Licenses support the Company's intention of operating the Licenses indefinitely; and (4) the continued limitation of gaming licenses in Louisiana limits competition in the jurisdictions where these Licenses are maintained.

Through April 29, 2001, goodwill and other intangible assets were being amortized over a twenty-five year period using the straight-line method. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("Statement 141") and No. 142, "Goodwill and Other Intangible Assets," ("Statement 142") effective for fiscal years beginning after December 15, 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under Statement 142, goodwill and intangible assets with indefinite useful lives are no longer subject to amortization. Statement 142 requires that these assets be reviewed for impairment at least annually. Based on its review, other than the asset impairment write-downs noted in Note 15, the Company believes that, as of April 28, 2002, there were no significant impairments of its long-lived assets. However, the Company intends to continue to evaluate

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED) intangible assets that are not being amortized at least annually to determine whether events and circumstances continue to support an indefinite useful life. If these assets are subsequently determined to have a finite useful life, they will be tested for impairment, and then amortized prospectively over the estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization.

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

DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES
Effective April 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended. The Company utilizes derivative financial instruments to manage interest rate risk associated with variable rate borrowings. Derivative financial instruments are intended to reduce the Company's exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges,

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED) changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative's fair value.


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
                                                ==================  ==========  ==========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

NET  REVENUES (CONTINUED)
Effective for fiscal 2001, the Company adopted new guidance issued by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board relative to EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF Issue No. 00-14 requires the redemption of coupons for cash to be recognized as a reduction of revenue and EITF Issue No. 00-22 requires the redemption of "points" for cash to be recognized as a reduction of revenue. The Company has complied with the requirements of this new guidance in the accompanying statements of operations.

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

The Company routinely faces challenges from federal and other tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records reserves for probable exposures associated with the various filing positions.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

RECENTLY  ISSUED  ACCOUNTING  STANDARDS (CONTINUED)
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS 145 at the beginning of fiscal 2004, April 28, 2003. Upon adoption, the extraordinary loss on extinguishment of debt recorded in fiscal 2002 of $4.3 million, net of income tax benefit of $2.7 million, would be reclassified and included in income from operations on a pre-tax basis. As a result, operating income for fiscal 2002 would decrease from $104.0 million to $97.0 million. Net income and earnings per share for fiscal 2002 will remain unchanged.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS  (CONTINUED)

The following table sets forth the pro forma effect of adoption of Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets":


                                                          FISCAL YEAR ENDED
                                                         -------------------
                                                   APRIL 28,      APRIL 29,   APRIL 30,
                                                      2002           2001        2000
                                            -------------------  ----------  ----------
                                                  (In thousands, except per share data)

Reported income before extraordinary loss.  $            4,314   $   25,144  $   32,055
Amortization expense, net of income taxes.                   -        9,852       5,669
                                            -------------------  ----------  ----------
Adjusted income before extraordinary loss.  $            4,314   $   34,996  $   37,724
                                            ===================  ==========  ==========

Reported net income (loss) . . . . . . . .                ($35)  $   25,144  $   31,071
Amortization expense, net of taxes . . . .                   -        9,852       5,669
                                            -------------------  ----------  ----------
Adjusted net income (loss).. . . . . . . .  $             ($35)  $   34,996  $   36,740
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

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:


      FISCAL YEAR ENDING
     -------------------
       (In thousands)

2003. . . . . . . .  $ 14,176
2004. . . . . . . .    15,714
2005. . . . . . . .    15,911
2006. . . . . . . .    22,927
2007. . . . . . . .    32,611
Thereafter. . . . .   907,960
                     --------
                   $1,009,299
          ===================


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

Stock  options  outstanding  are  as  follows:


                                                         WEIGHTED                 WEIGHTED             WEIGHTED
                                                         AVERAGE                  AVERAGE               AVERAGE
                                                  2002   EXERCISE         2001   EXERCISE        2000   EXERCISE
                                                OPTIONS  PRICE         OPTIONS    PRICE        OPTIONS    PRICE
                                          ------------  ---------   ----------  ---------   --------- ---------
Outstanding options at beginning of
     fiscal year. . . . . . . . . . . . .    4,166,184   $    6.72   3,920,498   $    5.29  3,959,487   $    4.48
Options granted . . . . . . . . . . . . .    1,345,384        7.15     611,250       15.47    518,200       10.25
Options exercised.. . . . . . . . . . . .   (1,202,357)       5.05    (246,374)       4.65   (380,989)       4.11
Options canceled. . . . . . . . . . . . .     (364,360)       7.34    (119,190)       8.87   (176,200)       4.49
                                           ------------             -----------             ----------
Outstanding options at end of fiscal year    3,944,851   $    7.32   4,166,184   $    6.72  3,920,498   $    5.29
                                           ============             ===========             ==========
Weighted average fair value of
     options granted. . . . . . . . . . .  $      4.21               $   11.62              $   6.78


The following table summarizes information about stock options outstanding at April 28, 2002:



                                                OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                                -------------------           -------------------
                                       WEIGHTED AVERAGE     WEIGHTED                      WEIGHTED
RANGES OF         NUMBER               REMAINING            AVERAGE         NUMBER        AVERAGE
EXERCISE PRICES   OUTSTANDING          CONTRACTUAL LIFE     EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
----------------  -------------------  -------------------  --------------  ------------  --------------

0.89 - $5.70. .    1,443,442                 5.85  years    $       3.25     1,023,864       $ 3.27
5.88 - 11.25 . .   1,804,025                 8.33  years            7.43       349,221         8.85
11.56 - 21.05. .     697,384                 6.28  years           15.47       295,184        15.47
                  -------------------                                      -------------
0.89 - $21.05..    3,944,851                 7.06  years    $       7.32     1,668,269       $ 6.60
                  ===================                                      ==============


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


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                 RISK-FREE     ORIGINAL      EXPECTED  EXPECTED
FISCAL YEAR   INTEREST RATE  EXPECTED LIFE   VOLALITY  DIVIDENDS
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

15.  VALUATION  CHARGE

During  the  fourth  quarter  of  fiscal  2002, the Company recorded a valuation charge totaling $59.2 million related to the write-down of the assets at the Isle-Tunica and the Lady Luck-Las Vegas. Although both properties had been operating with losses, the Company was committed to improving the results at these properties with additional capital spending and had begun the process resulting in modest positive cash flow at the Isle-Tunica and reduced losses at the Lady Luck-Las Vegas during the fourth quarter of fiscal 2002. Isle of Capri's efforts to increase these properties' performance included focused marketing campaigns and extensive cost reductions. However, on March 14, 2002, the Board resolved to sell or otherwise dispose of the property and equipment at the Isle-Tunica and the Lady Luck-Las Vegas. Under the provisions of SFAS No. 121, the Company then determined that it would not be able to recover the carrying value of the Isle-Tunica or the Lady Luck-Las Vegas based on current real estate and market conditions in these markets. As such, the Company recorded in the line item "Valuation Charge" in the accompanying consolidated statements of operations an impairment write-down of $59.2 million, representing the difference between the Isle-Tunica's and the Lady Luck-Las Vegas' carrying values of $80.7 million and their estimated fair values less estimated costs to sell of $21.5 million. Fair values were based on the most recent offer to purchase the assets. In addition, as the Company committed to a disposal plan in the fourth quarter of 2002 and begun aggressively seeking a buyer of the Isle-Tunica and the Lady Luck-Las Vegas, the Company reclassified the carrying value of these properties to "Property held for sale" in the accompanying consolidated balance sheets as of April 28, 2002. The Company expects to dispose of the Isle-Tunica and the Lady Luck-Las Vegas before the end of fiscal 2003.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  VALUATION  CHARGE  (CONTINUED)

The following table presents the results of operations for the Isle-Tunica and the Lady Luck-Las Vegas, before considering the valuation charge, for the fiscal year ended April 28, 2002:


                               LADY LUCK-
                ISLE-TUNICA    LAS VEGAS
                -------------  -----------
Net revenues .  $     30,350   $   33,741
Operating loss  $     (7,951)  $   (5,955)


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

18.  INCOME  TAXES

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
                     ===================  ==========  ===========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  INCOME  TAXES  (CONTINUED)

A reconciliation of income tax provision (benefit) to the statutory corporate federal tax rate of 35% is as follows:




                                              FISCAL YEAR ENDED
                                              -----------------

                                    APRIL 28,    APRIL 29,   APRIL 30,
                                      2002         2001         2000
                                   -----------  -----------  ----------
                                            (In thousands)
Statutory tax provision (benefit)  $      364   $   16,033   $   19,569
Effects of :
State taxes . . . . . . . . . . .       1,267          890        2,021
Goodwill. . . . . . . . . . . . .           -        3,355        1,556
Fines and penalties.. . . . . . .         439          120          307
Employment tax credits. . . . . .      (1,164)        (148)         201
Other . . . . . . . . . . . . . .         175          254        1,185
                                   -----------  -----------  ----------
                                   $    1,081   $   20,504   $   24,839
                                   ===========  ===========  ==========




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
                                            ==============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (CONTINUED)




                                                                                                          (B)
                                                        ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                        CASINOS, INC.                     WHOLLY          OWNED
                                                          GUARANTOR                       OWNED            NON-
                                                           (PARENT                      GUARANTOR       GUARANTOR
                                                          OBLIGOR)                      SUBSIDIARIES    SUBSIDIARIES
                                          ------------------------------------------  --------------  --------------
                                                              FOR THE FISCAL YEAR ENDED APRIL 28, 2002
STATEMENT OF OPERATIONS
Revenues:
Casino . . . . . . . . . . . . . . . . .  $                                       -   $     946,689   $     110,278
Rooms, food, beverage and other. . . . .                                        737         207,915          23,026
                                          ------------------------------------------  --------------  --------------
Gross revenues . . . . . . . . . . . . .                                        737       1,154,604         133,304
Less promotional allowances. . . . . . .                                          -         180,647          22,687
                                          ------------------------------------------  --------------  --------------
Net revenues . . . . . . . . . . . . . .                                        737         973,957         110,617

Operating expenses:
Casino.. . . . . . . . . . . . . . . . .                                          -         187,513          16,342
Gaming taxes . . . . . . . . . . . . . .                                          -         205,358          21,709
Rooms, food, beverage and other. . . . .                                     16,256         362,180          35,944
Accrued litigation settlement. . . . . .                                          -           2,600               -
Valuation charge . . . . . . . . . . . .                                          -          61,282              80
Management fee expense (revenue) . . . .                                    (36,315)         31,556           4,759
Depreciation and amortization. . . . . .                                        785          66,820           4,459
                                          ------------------------------------------  --------------  --------------
Total operating expenses . . . . . . . .                                    (19,274)        917,309          83,293
                                          ------------------------------------------  --------------  --------------

Operating income.. . . . . . . . . . . .                                     20,011          56,648          27,324
Dividend income. . . . . . . . . . . . .                                     26,000               -               -
Gain on disposal of asset . . . . . . .                                         125               -               -
Interest expense . . . . . . . . . . . .                                    (81,016)        (98,625)        (11,157)
Interest income. . . . . . . . . . . . .                                     98,013           4,242             216
Minority interest. . . . . . . . . . . .                                          -               -               -
Equity in income (loss) of
    unconsolidated joint venture.. . . .                                    (46,376)         16,830             (30)
                                          ------------------------------------------  --------------  --------------

Income (loss) before income taxes and
    extraordinary loss . . . . . . . . .                                     16,757         (20,905)         16,353
Income tax provision (benefit) . . . . .                                     18,209         (14,456)              -
                                          ------------------------------------------  --------------  --------------
Income before extraordinary loss.. . . .                                     (1,452)         (6,449)         16,353
Extraordinary loss on extinguishment of
    debt (net of income tax benefit) . .                                      1,417          (1,908)         (6,769)
                                          ------------------------------------------  --------------  --------------
Net income (loss). . . . . . . . . . . .  $                                     (35)  $      (8,357)  $       9,584
                                          ==========================================  ==============  ==============


                                           CONSOLIDATING
                                                AND         ISLE OF CAPRI
                                            ELIMINATING     CASINOS, INC.
                                          ENTRIES          CONSOLIDATED
                                          ---------------  ---------------

STATEMENT OF OPERATIONS
Revenues:
Casino . . . . . . . . . . . . . . . . .  $            -   $    1,056,967
Rooms, food, beverage and other. . . . .               -          231,678
                                          ---------------  ---------------
Gross revenues . . . . . . . . . . . . .               -        1,288,645
Less promotional allowances. . . . . . .               -          203,334
                                          ---------------  ---------------
Net revenues . . . . . . . . . . . . . .               -        1,085,311

Operating expenses:
Casino.. . . . . . . . . . . . . . . . .               -          203,855
Gaming taxes . . . . . . . . . . . . . .               -          227,067
Rooms, food, beverage and other. . . . .               -          414,380
Accrued litigation settlement. . . . . .               -            2,600
Valuation charge . . . . . . . . . . . .               -           61,362
Management fee expense (revenue) . . . .               -                -
Depreciation and amortization. . . . . .               -           72,064
                                          ---------------  ---------------
Total operating expenses . . . . . . . .               -          981,328
                                          ---------------  ---------------

Operating income.. . . . . . . . . . . .               -          103,983
Dividend income. . . . . . . . . . . . .         (26,000)               -
Gain on disposal of asset . . . . . . .                -              125
Interest expense . . . . . . . . . . . .         101,621          (89,177)
Interest income. . . . . . . . . . . . .        (101,621)             850
Minority interest. . . . . . . . . . . .          (7,676)          (7,676)
Equity in income (loss) of
    unconsolidated joint venture.. . . .          29,538              (38)
                                          ---------------  ---------------

Income (loss) before income taxes and
    extraordinary loss . . . . . . . . .          (4,138)           8,067
Income tax provision (benefit) . . . . .               -            3,753
                                          ---------------  ---------------
Income before extraordinary loss.. . . .          (4,138)           4,314
Extraordinary loss on extinguishment of
    debt (net of income tax benefit) . .           2,911           (4,349)
                                          ---------------  ---------------
Net income (loss). . . . . . . . . . . .  $       (1,227)  $          (35)
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
                                             ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (CONTINUED)




                                                                                                  (B)
                                                   ISLE OF CAPRI                   (A)          NON-WHOLLY
                                                   CASINOS, INC.                  WHOLLY        OWNED          CONSOLIDATING
                                                   GUARANTOR                       OWNED            NON-            AND
                                                    (PARENT                      GUARANTOR       GUARANTOR      ELIMINATING
                                                    OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES    ENTRIES
                                   ------------------------------------------  --------------  --------------  -------------
                                                            FOR THE FISCAL YEAR ENDED APRIL 29, 2001

STATEMENT OF OPERATIONS
Revenues:
Casino. . . . . . . . . . . . . .  $                                       -   $     855,150   $     101,997   $          -
Rooms, food, beverage and other .                                        528         202,883          17,790              -
                                   ------------------------------------------  --------------  --------------  -------------
Gross revenues. . . . . . . . . .                                        528       1,058,033         119,787              -
Less promotional allowances.. . .                                          -         175,879          19,668              -
                                   ------------------------------------------  --------------  --------------  -------------
Net revenues. . . . . . . . . . .                                        528         882,154         100,119              -

Operating expenses:
Casino. . . . . . . . . . . . . .                                          -         177,392          14,817              -
Gaming taxes. . . . . . . . . . .                                          -         172,489          20,082              -
Rooms, food, beverage and other..                                     (1,409)        348,990          35,596              -
Depreciation and amortization . .                                      1,179          64,597           3,336              -
                                   ------------------------------------------  --------------  --------------  -------------
Total operating expenses. . . . .                                       (230)        763,468          73,831              -

Operating income. . . . . . . . .                                        758         118,686          26,288              -
Gain on disposal of asset . . .                                            -             271               -              -
Interest expense, net . . . . . .                                    (92,128)        (96,415)        (11,688)       101,289
Interest income.. . . . . . . . .                                    100,687           5,524             184       (101,289)
Minority interest.. . . . . . . .                                          -               -               -         (6,357)
Dividend income . . . . . . . . .                                          -          14,819               -        (14,819)
Equity in income (loss) of
   unconsolidated joint venture..                                     31,236          29,046               -        (60,444)
                                   ------------------------------------------  --------------  --------------  -------------
Income (loss) before income taxes                                     40,553          71,931          14,784        (81,620)
Income tax provision. . . . . . .                                     15,418           5,086               -              -
                                   ------------------------------------------  --------------  --------------  -------------
Net income (loss).. . . . . . . .  $                                  25,135   $      66,845   $      14,784   $    (81,620)
                                   ==========================================  ==============  ==============  =============


                                    ISLE OF CAPRI
                                    CASINOS, INC.
                                   CONSOLIDATED
                                   ---------------


STATEMENT OF OPERATIONS
Revenues:
Casino. . . . . . . . . . . . . .  $      957,147
Rooms, food, beverage and other .         221,201
                                   ---------------
Gross revenues. . . . . . . . . .       1,178,348
Less promotional allowances.. . .         195,547
                                   ---------------
Net revenues. . . . . . . . . . .         982,801

Operating expenses:
Casino. . . . . . . . . . . . . .         192,209
Gaming taxes. . . . . . . . . . .         192,571
Rooms, food, beverage and other..         383,177
Depreciation and amortization . .          69,112
                                   ---------------
Total operating expenses. . . . .         837,069

Operating income. . . . . . . . .         145,732
Gain on disposal of asset . . . .             271
Interest expense, net . . . . . .         (98,942)
Interest income.. . . . . . . . .           5,106
Minority interest.. . . . . . . .          (6,357)
Dividend income . . . . . . . . .               -
Equity in income (loss) of
   unconsolidated joint venture..            (162)
                                   ---------------
Income (loss) before income taxes          45,648
Income tax provision. . . . . . .          20,504
                                   ---------------
Net income (loss).. . . . . . . .  $       25,144
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
                                              ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (CONTINUED)


                                                                                                                (B)
                                                                      ISLE OF CAPRI          (A)          NON-WHOLLY
                                                                     CASINOS, INC.          WHOLLY          OWNED
                                                                      GUARANTOR             OWNED            NON-
                                                                     (PARENT               GUARANTOR       GUARANTOR
                                                                      OBLIGOR)             SUBSIDIARIES   SUBSIDIARIES
                                               ------------------------------------------  --------------  --------------
                                                                 FOR THE FISCAL YEAR ENDED APRIL 30, 2000

STATEMENT OF OPERATIONS
Revenues:
Casino. . . . . . . . . . . . . . . . . . . .  $                                       -   $     530,803   $      88,548
Rooms, food, beverage and other . . . . . . .                                      1,353         127,318          11,774
                                               ------------------------------------------  --------------  --------------
Gross revenues. . . . . . . . . . . . . . . .                                      1,353         658,121         100,322
Less promotional allowances . . . . . . . . .                                          -          97,957          15,135
                                               ------------------------------------------  --------------  --------------
Net revenues. . . . . . . . . . . . . . . . .                                      1,353         560,164          85,187

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . . .                                          -         103,509          12,596
Gaming taxes. . . . . . . . . . . . . . . . .                                          -         105,232          17,340
Rooms, food, beverage and other . . . . . . .                                     (4,997)        223,404          33,778
Depreciation and amortization . . . . . . . .                                      1,030          39,202           2,114
                                               ------------------------------------------  --------------  --------------
Total operating expenses. . . . . . . . . . .                                     (3,967)        471,347          65,828
                                               ------------------------------------------  --------------  --------------

Operating income. . . . . . . . . . . . . . .                                      5,320          88,817          19,359
Interest expense, net.. . . . . . . . . . . .                                      2,804         (47,683)        (10,754)
Gain on disposal of asset . . . . . . . . . .                                      3,092              14               -
Minority interest . . . . . . . . . . . . . .                                          -               -               -
Equity in income (loss) of
unconsolidated joint venture. . . . . . . . .                                     44,686               -               -
                                               ------------------------------------------  --------------  --------------
Income (loss) before income taxes
   and extraordinary loss.. . . . . . . . . .                                     55,902          41,148           8,605
Income tax provision. . . . . . . . . . . . .                                     10,977          14,496               -
                                               ------------------------------------------  --------------  --------------
Income (loss) before extraordinary loss . . .                                     44,925          26,652           8,605
Extraordinary loss on extinguishment of debt
   (net of applicable income tax benefit) . .                                          -            (984)              -
                                               ------------------------------------------  --------------  --------------
Net income (loss) . . . . . . . . . . . . . .  $                                  44,925   $      25,668   $       8,605
                                               ==========================================  ==============  ==============

                                              CONSOLIDATING
                                                    AND        ISLE OF CAPRI
                                                ELIMINATING    CASINOS, INC.
                                               ENTRIES        CONSOLIDATED
                                               -------------  ---------------


STATEMENT OF OPERATIONS
Revenues:
Casino. . . . . . . . . . . . . . . . . . . .  $          -   $      619,351
Rooms, food, beverage and other . . . . . . .             -          140,445
                                               -------------  ---------------
Gross revenues. . . . . . . . . . . . . . . .             -          759,796
Less promotional allowances . . . . . . . . .             -          113,092
                                               -------------  ---------------
Net revenues. . . . . . . . . . . . . . . . .             -          646,704

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . . .             -          116,105
Gaming taxes. . . . . . . . . . . . . . . . .             -          122,572
Rooms, food, beverage and other . . . . . . .             -          252,185
Depreciation and amortization . . . . . . . .             -           42,346
                                               -------------  ---------------
Total operating expenses. . . . . . . . . . .             -          533,208
                                               -------------  ---------------

Operating income. . . . . . . . . . . . . . .             -          113,496
Interest expense, net.. . . . . . . . . . . .             -          (55,633)
Gain on disposal of asset . . . . . . . . . .             -            3,106
Minority interest . . . . . . . . . . . . . .        (3,700)          (3,700)
Equity in income (loss) of
unconsolidated joint venture. . . . . . . . .       (44,427)             259
                                               -------------  ---------------
Income (loss) before income taxes
   and extraordinary loss.. . . . . . . . . .       (48,127)          57,528
Income tax provision. . . . . . . . . . . . .             -           25,473
                                               -------------  ---------------
Income (loss) before extraordinary loss . . .       (48,127)          32,055
Extraordinary loss on extinguishment of debt
   (net of applicable income tax benefit) . .             -             (984)
                                               -------------  ---------------
Net income (loss) . . . . . . . . . . . . . .  $    (48,127)  $       31,071
                                               =============  ===============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION (CONTINUED)


                                                                                                       (B)
                                                        ISLE OF CAPRI                (A)            NON-WHOLLY
                                                        CASINOS, INC.                WHOLLY          OWNED         CONSOLIDATING
                                                        GUARANTOR                     OWNED            NON-             AND
                                                       (PARENT                      GUARANTOR       GUARANTOR       ELIMINATING
                                                       OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES    ENTRIES
                                      ------------------------------------------  --------------  --------------  ---------------
                                                                  FOR THE FISCAL YEAR ENDED APRIL 30, 2000

STATEMENT OF CASH FLOWS
Net cash provided by (used in)
   operating activities. . . . . . .  $                                (307,048)  $     267,906   $      13,825   $      155,798
Net cash provided by (used in)
   investing activities. . . . . . .                                    (63,577)        (21,107)        (17,475)        (155,798)
Net cash provided by (used in)
   financing activities. . . . . . .                                    407,411        (196,326)           (754)               -
                                      ------------------------------------------  --------------  --------------  ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . .                                     36,786          50,473          (4,404)               -
Cash and cash equivalents at
   beginning of the year . . . . . .                                     35,826          38,374          10,917                -
                                      ------------------------------------------  --------------  --------------  ---------------
Cash and cash equivalents at
   end of the year.. . . . . . . . .  $                                  72,612   $      88,847   $       6,513   $            -
                                      ==========================================  ==============  ==============  ===============



                                       ISLE OF CAPRI
                                       CASINOS, INC.
                                      CONSOLIDATED
                                      ---------------


STATEMENT OF CASH FLOWS
Net cash provided by (used in)
   operating activities. . . . . . .  $      130,481
Net cash provided by (used in)
   investing activities. . . . . . .        (257,957)
Net cash provided by (used in)
   financing activities. . . . . . .         210,331
                                      ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . .          82,855
Cash and cash equivalents at
   beginning of the year . . . . . .          85,117
                                      ---------------
Cash and cash equivalents at
   end of the year.. . . . . . . . .  $      167,972
                                      ===============


(a) Certain of the Company's wholly owned subsidiaries were guarantors on the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility including the following: the subsidiaries operating the Isle-Biloxi, the Isle-Vicksburg, the Isle-Tunica, the Isle-Bossier City and the Isle-Lake Charles as well as PPI, Inc., IOC Holdings, L.L.C. and Riverboat Services, Inc. The subsidiaries operating the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, and the Isle-Marquette became guarantors as of March 2, 2000, the date of their acquisition. The subsidiaries operating the Isle-Boonville, the Isle-Kansas City, the Lady Luck-Las Vegas and the Isle-Davenport became guarantors as of their respective dates of acquisition. Each of the subsidiary guarantors is joint and several with the guarantees of the other subsidiaries.

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

The third quarter of fiscal 2001 includes other charges of $4.3 million related to the $2.9 million loss on investment in joint venture and a $1.4 million write-off of the Crowne Plaza license at the Isle-Biloxi. On April 20, 1998, a subsidiary of the Company formed a joint venture with Commodore Holdings Limited, parent company of Commodore Cruise Line, to operate a cruise ship docking from New Orleans. Cruise operations began in early June 1998. In December 2000, the cruise ship ceased operations as a result of Bankruptcy Court filings by Commodore Holdings, Ltd. and certain subsidiaries, the owner of the remaining 50% interest in the joint venture and the operator of the ship. The Company no longer owns an interest in the joint venture and recorded a charge of approximately $2.9 million related to the write-off of its investment and related costs.

The fourth quarter of fiscal 2001 includes other charges of $3.9 million related to the $3.0 million write-off of abandoned expansion project assets at the Isle-Biloxi, and $0.9 million relating to the

                           ISLE OF CAPRI CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.  SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)  (CONTINUED)

write-off of the theater production contracts at the Isle-Tunica. In May 1999, the Isle-Biloxi started design and engineering work to build a parking garage that would act as a podium for a timeshare development. In fiscal 2001, the Isle-Biloxi was unable to acquire all the permits, approvals and a lease with the City of Biloxi for this particular development. As a result, the design and engineering costs had to be abandoned. A subsequent similar project has been proposed, and the Company expects expect to obtain all approvals. Other than the lost design and engineering costs of approximately $3.0 million and the delay in the project, there is no impact on the Isle-Biloxi's results or operations.

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

24.  SUBSEQUENT  EVENT

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

PART  III
---------

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

PART  IV
--------

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K.

     (a)     Documents  Filed  as  Part  of  this  Report.
             --------------------------------------------

          1.     Financial  Statements.
                 ---------------------

               The following financial statements and report of independent auditors are included on pages 64 to 108 of this Form 10-K:

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

                                   ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  December  23,  2002     By:  /s/  Bernard  Goldstein
                                   -------------------------
                              Bernard  Goldstein,  Chairman  of  the  Board,
                                   Chief  Executive  Officer,  and  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  December  23,  2002      /s/  Bernard  Goldstein
                                ------------------------
          Bernard  Goldstein,  Chairman  of  the  Board,
          Chief  Executive  Officer  and  Director
          (Principal  Executive  Officer)

Dated:  December  23,  2002      /s/  John  M.  Gallaway
                                ------------------------
          John  M.  Gallaway,  President,  Chief  Operating Officer and Director

Dated:  December  23,  2002      /s/  Rexford  A.  Yeisley
                                --------------------------
          Rexford  A.  Yeisley,  Chief  Financial  Officer
          (Principal  Financial  and  Accounting  Officer)

Dated:  December  23,  2002      /s/  Allan  B.  Solomon
                                ------------------------
          Allan  B.  Solomon,  Executive  Vice  President,
          Secretary,  General  Counsel  and  Director

Dated:  December  23,  2002      /s/  Robert  S.  Goldstein
                                ---------------------------
          Robert  S.  Goldstein,  Director

Dated:  December  23,  2002      /s/  Alan  J.  Glazer
                                ----------------------
          Alan  J.  Glazer,  Director

Dated:  December  23,  2002      /s/  Emanuel  Crystal
                                ----------------------
          Emanuel  Crystal,  Director

Dated:  December  23,  2002      /s/  W.  Randolph  Baker
                                -------------------------
          W.  Randolph  Baker,  Director

Dated:  December  23,  2002      /s/  Jeffrey  Goldstein
                                ------------------------
          Jeffrey  Goldstein,  Director

                                  CERTIFICATION

I, Bernard Goldstein, Chief Executive Officer of Isle of Capri Casinos, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Isle of Capri Casinos, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the years covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report.


Date:  December  23, 2002 __/s/  Bernard  Goldstein__________________________
                                Bernard  Goldstein
                                Chief  Executive  Officer

                                  CERTIFICATION

I, Rexford A. Yeisley, Chief Financial Officer of Isle of Capri Casinos, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Isle of Capri Casinos, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the years covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report.


Date:  December  23, 2002 _/s/  Rexford  A.  Yeisley_________________________
                               Rexford  A.  Yeisley
                               Chief  Financial  Officer

     INDEX  TO  EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

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

10.21     Isle  of  Capri  Deferred  Bonus  Plan  (15)
10.22 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and John M. Gallaway (17)
10.23 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (17)
10.24 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Rexford A.Yeisley (17)
10.25 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (17)
10.26 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (17)
10.27 Second Amended and restated Credit Agreement, dated as of April 26, 2002, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Dresdner Bank AG, New York and Grand Cayman Braches and Deutsche Bank Trust Company Americas, as co-syndication agents, Credit Lyonnais Los Angeles Branch, Wells Fargo Bank, N.A. and The CIT Group/Equipment Financing, Inc., as co-documentation agents and CIBC World Market Corp., as lead arranger (16)
21.1     Subsidiaries  of  Isle  of  Capri  Casinos,  Inc.  (16)
23.1     Consent  of  Ernst  &  Young  LLP
99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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