Form 10-Q
period 2003-01-26
ISLE OF CAPRI CASINOS INC
filed 2003-03-11
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
  Yes  x  No
      --

As of February 28, 2003, the Company had a total of 29,097,206 shares of Common Stock outstanding (which excludes 3,305,498 shares held by us in treasury).

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                  PAGE
                                                                                  ----

PART I     FINANCIAL INFORMATION
--------------------------------------------------------------------------------

  ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS, JANUARY 26, 2003 (UNAUDITED)
                  AND APRIL 28, 2002 . . . . . . . . . . . . . . . . . . . . . .     2

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                  MONTHS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002 (UNAUDITED)     3

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE
                  MONTHS ENDED JANUARY 26, 2003 (UNAUDITED). . . . . . . . . . .     4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                  ENDED JANUARY 26, 2003 AND JANUARY 27, 2002 (UNAUDITED). . . .     5

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS . . . . .     7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . .    27




  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                    ABOUT MARKET RISK . . . . . . . . . . . . . . . . . . . . .     37




  ITEM 4. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . .     37




PART II    OTHER INFORMATION
--------------------------------------------------------------------------------

  ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . .    38

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . . .    40

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . .    40

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . .    40

  ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .    40

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . .    40

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41
CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42
EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44


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





ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        ASSETS                                   JANUARY 26,    APRIL 28,
-----------------------------------------------------------------------------------------------     2003          2002
                                                                                                -------------  -----------
                                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     68,329   $   76,597
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,591        9,857
     Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,125            -
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,950       10,235
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,474       15,113
     Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,021       24,572
                                                                                                -------------  -----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       112,490      136,374
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       792,946      803,507
Other assets:
     Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       305,850      305,850
     Other intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        58,744       58,744
     Deferred financing costs, net of accumulated amortization of $10,587
         and $7,984, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,643       23,730
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,383        3,677
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,019        4,944
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,810        8,812
                                                                                                -------------  -----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,310,885   $1,345,638
                                                                                                =============  ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     19,076   $   14,176
     Accounts payable trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,252       22,541
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,365        5,276
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,884       47,186
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,104       15,673
           Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,887       13,993
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . . . . . . .        13,109       11,903
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,801       27,862
                                                                                                -------------  -----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . . . . . . .       166,478      158,610
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       919,858      995,123
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,415        5,415
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,861       16,302
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,091       10,990
Stockholders' equity:
          Preferred stock, $.01 par value; 2,000 shares authorized; none issued. . . . . . . .             -            -
          Common stock, $.01 par value; 45,000 shares authorized; shares issued and
             outstanding: 32,658 at January 26, 2003 and 31,826 at April 28, 2002. . . . . . .           325          314
          Class B common stock, $.01 par value; 3,000 shares authorized; none issued . . . . .             -            -
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       139,338      135,432
          Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,667)      (1,352)
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        82,108       54,753
          Accumulated other comprehensive loss, net of income tax benefit of $3,077
            and $2,364, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,202)      (4,061)
                                                                                                -------------  -----------
                                                                                                     214,902      185,086
          Treasury stock, 3,305 shares at January 26, 2003 and 3,107 shares at April 28, 2002.       (28,720)     (25,888)
                                                                                                -------------  -----------
          Total stockholders' equity.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       186,182      159,198
                                                                                                -------------  -----------
          Total liabilities and stockholders' equity.. . . . . . . . . . . . . . . . . . . . .  $  1,310,885   $1,345,638
                                                                                                =============  ===========


See  notes  to  consolidated  financial  statements.





ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended                    Nine Months Ended
                                                                  --------------------                  -------------------
                                                               January 26,         January 27,      January 26,    January 27,
                                                                      2003                 2002           2003           2002
                                                       --------------------  -------------------  -------------  -------------
Revenues:
     Casino . . . . . . . . . . . . . . . . . . . . .  $           252,221   $          255,704   $    779,400   $    770,990
     Rooms. . . . . . . . . . . . . . . . . . . . . .                9,742               11,592         38,377         41,551
     Pari-mutuel commissions and fees . . . . . . . .                6,205                6,975         15,848         15,390
     Food, beverage and other . . . . . . . . . . . .               32,610               35,948        105,550        112,017
                                                       --------------------  -------------------  -------------  -------------
          Gross revenues. . . . . . . . . . . . . . .              300,778              310,219        939,175        939,948
          Less promotional allowances.. . . . . . . .               47,700               48,084        149,321        154,371
                                                       --------------------  -------------------  -------------  -------------
                  Net revenues. . . . . . . . . . . .              253,078              262,135        789,854        785,577
Operating expenses:
     Casino . . . . . . . . . . . . . . . . . . . . .               46,539               51,080        143,658        152,019
     Gaming taxes . . . . . . . . . . . . . . . . . .               55,567               55,904        170,630        165,280
     Rooms. . . . . . . . . . . . . . . . . . . . . .                2,026                2,791          9,162          9,584
     Pari-mutuel. . . . . . . . . . . . . . . . . . .                4,467                4,814         11,475         11,025
     Food, beverage and other.. . . . . . . . . . . .                7,103                8,735         24,890         26,166
     Marine and facilities. . . . . . . . . . . . . .               14,720               16,445         50,112         51,937
     Marketing and administrative.. . . . . . . . . .               66,807               65,479        209,448        201,759
     Accrued litigation award.. . . . . . . . . . . .                    -                    -          1,800              -
     Preopening expenses. . . . . . . . . . . . . . .                    -                2,334              -          3,871
     Gain on disposal of asset. . . . . . . . . . . .                    -                    -              -           (125)
     Depreciation and amortization. . . . . . . . . .               19,778               18,647         56,039         53,083
                                                       --------------------  -------------------  -------------  -------------
          Total operating expenses. . . . . . . . . .              217,007              226,229        677,214        674,599
                                                       --------------------  -------------------  -------------  -------------
Operating income. . . . . . . . . . . . . . . . . . .               36,071               35,906        112,640        110,978
     Interest expense . . . . . . . . . . . . . . . .              (20,449)             (21,133)       (62,222)       (68,130)
     Interest income. . . . . . . . . . . . . . . . .                  117                  113            200            641
     Minority interest. . . . . . . . . . . . . . . .               (2,386)              (1,962)        (7,296)        (5,624)
                                                       --------------------  -------------------  -------------  -------------
Income before income taxes and extraordinary item.. .               13,353               12,924         43,322         37,865
     Income tax provision . . . . . . . . . . . . . .                4,958                4,842         15,967         13,494
                                                       --------------------  -------------------  -------------  -------------
Income before extraordinary item. . . . . . . . . . .                8,395                8,082         27,355         24,371
Extraordinary loss on extinguishment of debt, net of
     applicable income tax benefit of $1,420. . . . .                    -               (2,438)             -         (2,438)
                                                       --------------------  -------------------  -------------  -------------
Net income .. . . . . . . . . . . . . . . . . . . . .  $             8,395   $            5,644   $     27,355   $     21,933
                                                       ====================  ===================  =============  =============

Earnings per share of common stock:
Earnings per common share - basic:
  Income before extraordinary item. . . . . . . . . .  $              0.29   $             0.29   $       0.95   $       0.87
  Extraordinary loss, net.. . . . . . . . . . . . . .                    -                (0.09)             -          (0.09)
                                                       --------------------  -------------------  -------------  -------------
  Net income. . . . . . . . . . . . . . . . . . . . .  $              0.29   $             0.20   $       0.95   $       0.78
                                                       ====================  ===================  =============  =============

Earnings per common share - assuming dilution:
  Income before extraordinary item. . . . . . . . . .  $              0.28   $             0.27   $       0.90   $       0.82
  Extraordinary loss, net.. . . . . . . . . . . . . .                    -                (0.08)             -          (0.08)
                                                       --------------------  -------------------  -------------  -------------
  Net income. . . . . . . . . . . . . . . . . . . . .  $              0.28   $             0.19   $       0.90   $       0.74
                                                       ====================  ===================  =============  =============

     Weighted average basic shares. . . . . . . . . .               29,148               27,750         28,915         28,107
     Weighted average diluted shares. . . . . . . . .               30,317               29,652         30,558         29,588


See  notes  to  consolidated  financial  statements.





ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)

                                                                                                             Accumulated
                                                                                                                   Other
                                                 Shares of                  Additional    Unearned               Compre-
                                                 Common        Common        Paid-in       Compen-    Retained   hensive
                                                 Stock         Stock         Capital        sation     Earnings   Loss
                                                 ------------  ------------  ----------  ---------  ---------  ---------

Balance, April 28, 2002.. . . . . . . . . . . .       31,826   $       314   $ 135,432   $ (1,352)  $  54,753  $ (4,061)
     Net income.. . . . . . . . . . . . . . . .            -             -           -          -      27,355         -
     Unrealized loss on interest
          rate swap contract. . . . . . . . . .            -             -           -          -           -    (1,141)
                                                 ------------  ------------  ----------  ---------  ---------  ---------
     Comprehensive loss, net of
        income taxes of $3,077. . . . . . . . .            -             -           -          -           -    (5,202)
     Exercise of stock
        options . . . . . . . . . . . . . . . .          984            13       5,152          -           -         -
     Treasury stock retired . . . . . . . . . .         (152)           (2)     (2,009)         -           -         -
     Grant of nonvested stock . . . . . . . . .            -             -         763       (763)          -         -
     Amortization of unearned
         compensation . . . . . . . . . . . . .            -             -           -        448           -         -
                                                 ------------  ------------  ----------  ---------  ---------  ---------
Balance, January 26, 2003 . . . . . . . . . . .       32,658   $       325   $ 139,338   $ (1,667)  $  82,108  $ (5,202)
                                                 ============  ============  ==========  =========  =========  =========




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(IN THOUSANDS)



                                                             Total
                                                 Treasury    Stockholders'
                                                 Stock       Equity
                                                 ----------  ---------------

Balance, April 28, 2002.. . . . . . . . . . . .  $ (25,888)  $      159,198
     Net income.. . . . . . . . . . . . . . . .          -           27,355
     Unrealized loss on interest
          rate swap contract. . . . . . . . . .          -           (1,141)
                                                 ----------  ---------------
     Comprehensive loss, net of
        income taxes of $3,077. . . . . . . . .          -          185,412
     Exercise of stock
        options . . . . . . . . . . . . . . . .     (4,843)             322
     Treasury stock retired . . . . . . . . . .      2,011                -
     Grant of nonvested stock . . . . . . . . .          -                -
     Amortization of unearned
         compensation . . . . . . . . . . . . .          -              448
                                                 ----------  ---------------
Balance, January 26, 2003 . . . . . . . . . . .  $ (28,720)  $      186,182
                                                 ==========  ===============


See  notes  to  consolidated  financial  statements.




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                              Nine Months Ended
                                                                             -------------------
                                                                          January 26,   January 27,
                                                                               2003           2002
                                                                 -------------------  -------------
OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           27,355   $     21,933
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . .              56,039         53,083
     Amortization of deferred financing costs . . . . . . . . .               2,791          3,036
     Amortization of unearned compensation. . . . . . . . . . .                 448            307
     Gain on disposal of assets . . . . . . . . . . . . . . . .                   -           (125)
     Deferred income taxes. . . . . . . . . . . . . . . . . . .                   -          2,454
     Extraordinary item (net of taxes). . . . . . . . . . . . .                   -          2,438
     Minority interest. . . . . . . . . . . . . . . . . . . . .               7,296          5,624
     Changes in current assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . .               1,268            185
          Income tax receivable . . . . . . . . . . . . . . . .                   -          4,700
          Prepaid expenses and other assets.. . . . . . . . . .              (1,769)        (1,088)
          Accounts payable and accrued liabilities. . . . . . .               4,522         10,164
                                                                 -------------------  -------------
Net cash provided by operating activities.. . . . . . . . . . .              97,950        102,711

INVESTING ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . . . . .             (41,731)       (80,377)
Proceeds from sales of assets . . . . . . . . . . . . . . . . .              11,741            125
Investments in and advances to joint ventures . . . . . . . . .                (861)        (1,055)
Restricted cash.. . . . . . . . . . . . . . . . . . . . . . . .                 294            619
Prepaid deposits and other. . . . . . . . . . . . . . . . . . .                (533)        (1,135)
                                                                 -------------------  -------------
Net cash used in investing activities.. . . . . . . . . . . . .             (31,090)       (81,823)

FINANCING ACTIVITIES:
Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . .                   -        130,000
Net reduction in lines of credit and revolving lines of credit.             (56,623)       (42,400)
Principal payments on debt. . . . . . . . . . . . . . . . . . .             (13,636)       (91,906)
Deferred financing costs. . . . . . . . . . . . . . . . . . . .                (704)        (1,950)
Purchase of treasury stock. . . . . . . . . . . . . . . . . . .              (2,011)        (8,113)
Proceeds from exercise of stock options . . . . . . . . . . . .               2,334          1,182
Cash distribution to minority partner.. . . . . . . . . . . . .              (4,488)        (7,524)
                                                                 -------------------  -------------
Net cash used in financing activities . . . . . . . . . . . . .             (75,128)       (20,711)

Net (decrease) increase in cash and cash equivalents. . . . . .              (8,268)           177
Cash and cash equivalents at beginning of period. . . . . . . .              76,597         76,659
                                                                 -------------------  -------------
Cash and cash equivalents at end of period. . . . . . . . . . .  $           68,329   $     76,836
                                                                 ===================  =============


See  notes  to  consolidated  financial  statements.




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(IN THOUSANDS)

                                                                         Nine Months Ended
                                                                         ------------------
                                                                     January 26,    anuary 27,
                                                                           2003          2002
                                                             ------------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments (receipts) for:
     Interest . . . . . . . . . . . . . . . . . . . . . . .  $           44,412  $     65,701
     Income taxes . . . . . . . . . . . . . . . . . . . . .              17,074        (7,630)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
Other:
     Construction costs funded through accrued liabilities.                 298         1,509


See  notes  to  consolidated  financial  statements.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION
Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States. The Company wholly owns and operates eleven gaming facilities located in Bossier City and Lake Charles, Louisiana; Biloxi, Lula, Natchez and Vicksburg, Mississippi; Boonville and Kansas City, Missouri; and Bettendorf, Marquette and Davenport, Iowa. The Company also owns a 57% interest in, and receives a management fee for operating, a gaming facility in Black Hawk, Colorado. All but one of these gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. In addition, the Company wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

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


INTERIM  FINANCIAL  INFORMATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 26, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 28, 2002.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Grand Palais Riverboat, Inc. and Louisiana Riverboat Gaming Partnership.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical
Corrections" ("SFAS 145"). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," ("SFAS 4"). SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS 145 at the beginning of fiscal 2004, April 28, 2003. Losses on extinguishment of debt previously classified as extraordinary charges will be reclassified to conform to the provisions of SFAS 145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS 123 and amends APB Opinion No. 28, "Interim
Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted SFAS 148 transition guidance and annual disclosure provisions for the fiscal year ending April 27, 2003. The Company will adopt SFAS 148 interim disclosure provisions for the fiscal quarter ending July 27, 2003, which is the first interim reporting period beginning after December 15, 2002. The Company is currently assessing the impact of the various alternative methods under SFAS 148 and has not yet determined the effect of the adoption of this statement.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  PROPERTY  HELD  FOR  SALE

Property held for sale at January 26, 2003, includes land in Cripple Creek, Colorado, a riverboat, a floating pavilion and several barges.

During fiscal 2002, the Company recorded a valuation charge totaling $59.2 million related to the write-down of the Company's assets at the Isle-Tunica and the Lady Luck-Las Vegas representing the difference between the Isle-Tunica's and the Lady Luck-Las Vegas' carrying values of $80.7 million and their estimated fair values, less estimated costs to sell, of $21.5 million. Fair values were based on the Company's estimate of the likely sale price for these assets.

On July 16, 2002, the Company entered into an agreement to sell the Lady Luck-Las Vegas, subject to certain conditions. On October 30, 2002, the Company completed the sale of the Lady Luck-Las Vegas and received a cash payment of $4.4 million and $6.8 million in notes receivable due October 2003. A subsidiary of the Company will continue to operate the casino for up to six months pending the receipt of regulatory approval by the purchaser's designated gaming operator. The pretax proceeds from the sale approximated the carrying value of the assets.

On July 29, 2002, the Company entered into an agreement to sell the Isle-Tunica. The agreement provided that the Company would receive a cash payment of $7.5 million and would be entitled to retain certain personal property, including all gaming equipment, valued at approximately $4.7 million. The Isle-Tunica ceased casino operations on September 4, 2002. The hotel and support facilities remained open until the closing of the transaction on October 7, 2002. The pretax proceeds from the sale approximated the carrying value of the assets.

The following table presents the results of operations for the Isle-Tunica and the Lady Luck-Las Vegas for the three and nine months ended January 26, 2003, and January 27, 2002, respectively:



                Isle-Tunica
                -------------
                Three Months   Three Months    Nine Months    Nine Months
                Ended          Ended           Ended          Ended
                January 26,    January 27,     January 26,    January 27,
                         2003           2002           2003           2002
                -------------  --------------  -------------  -------------
Net revenues .  $           -  $       6,383   $      8,901   $     22,356
Operating loss  $           -  $        (869)  $     (2,310)  $     (2,130)


                Lady Luck-Las Vegas
                --------------------
                Three Months          Three Months    Nine Months    Nine Months
                Ended                 Ended           Ended          Ended
                January 26,           January 27,     January 26,    January 27,
                                2003           2002           2003           2002
                --------------------  --------------  -------------  -------------
Net revenues .  $              4,744  $       6,794   $     20,645   $     25,083
Operating loss  $                  -  $      (2,180)  $       (935)  $     (4,054)


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  PROPERTY  HELD  FOR  SALE  (CONTINUED)

In connection with the property dispositions, approximately 600 employees were terminated at the Isle-Tunica. Approximately 400 employees of the Lady Luck-Las Vegas became employees of the new company on October 30, 2002. Employee termination costs were estimated at $0.4 million. These costs were accrued during the first quarter 2003 and were recorded in "Operating expenses" for the appropriate department in the accompanying consolidated statements of operations. In addition, the disposition plan included lease termination and other business exit costs estimated at $1.4 million. These costs were accrued during the first quarter 2003 and were recorded in "Operating expenses-marketing and administrative" in the accompanying consolidated statements of operations. The following table shows the expenditures incurred for the disposition plan as of January 26, 2003:





                                                 Disposition    2003        2003       Disposition
                                                Reserve at   Disposition    Cash       Reserve at
                                              April 28, 2002  Charges     Payments    January 26, 2003
                                              ------------  ---------  ----------------  -------
                                                                (In thousands)

Severance and other employee costs.. . . . .  $          -  $     367  $             367  $  -
Lease terminations and business exit costs..             -      1,367                780   587
                                              ------------  ---------  -----------------  ----
      Total disposition costs. . . . . . . .  $          -  $   1,734  $           1,147  $587
                                              ============  =========  =================  ====


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  LONG-TERM  DEBT



                                                                                   January 26,    April 28,
                                                                                     2003           2002
                                                                                ---------------  ----------
Long-term debt consists of the following:. . . . . . . . . . . . . . . . . . .   (In thousands)

8.75 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .  $       390,000  $  390,000
9.00 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .          200,000     200,000
Senior Secured Credit Facility (described below):
   Variable rate term loan . . . . . . . . . . . . . . . . . . . . . . . . . .          248,125     250,000
   Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,000      75,000
Isle-Black Hawk Secured Credit Facility, non-recourse to Isle of Capri
   Casinos, Inc. (described below):
   Variable rate term loan Tranche A . . . . . . . . . . . . . . . . . . . . .           30,527      38,000
   Variable rate term loan Tranche B . . . . . . . . . . . . . . . . . . . . .           38,005      39,900
Variable rate TIF Bonds due to City of Bettendorf (described below). . . . . .            5,625       5,929
12.5 % note payable, due in monthly installments of $125,000, including
   interest, beginning October 1997 through October 2005.. . . . . . . . . . .            3,297       4,072
8 % note payable, due in monthly installments of $66,667, including interest,
   through July 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         132
8 % note payable, due in monthly installments of $11,365, including interest,
   through November 2015 . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,088       1,124
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,267       5,142
                                                                                ---------------  ----------
                                                                                        938,934   1,009,299
Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,076      14,176
                                                                                ---------------  ----------
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       919,858  $  995,123
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


The Company issued the 8.75% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, restricts the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase its stock or its restricted subsidiaries' stock. The Company is also restricted in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

A substantial part of the proceeds from the 8.75% Senior Subordinated Notes was used to prepay long-term debt, including all of the $315.0 million of 12.5% Senior Secured Notes due 2003. The proceeds were also used to pay prepayment premiums, accrued interest and other transaction fees and costs.

9%  SENIOR  SUBORDINATED  NOTES
On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the "9% Senior Subordinated Notes"). The 9% Senior Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $390.0 million in aggregate principal amount of the existing 8.75% Senior Subordinated Notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after March 15, 2007 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  LONG-TERM  DEBT  (CONTINUED)


Year . . . . . . . .  Percentage
--------------------  -----------

2007.. . . . . . . .     104.500%
2008.. . . . . . . .     103.000%
2009.. . . . . . . .     101.500%
2010 and thereafter.     100.000%



Additionally, the Company may redeem a portion of the 9% Senior Subordinated Notes with the proceeds of specified equity offerings.

The Company issued the 9% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, restricts the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase its stock or its restricted subsidiaries' stock. The Company is also restricted in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

A substantial part of the proceeds from the 9% Senior Subordinated Notes was used to prepay long-term debt, including $195.0 million outstanding under the Amended and Restated Senior Credit Facility. The proceeds were also used to pay accrued interest and other transaction fees and costs.

SENIOR  SECURED  CREDIT  FACILITY
The Senior Secured Credit Facility provides for a $250.0 million revolving credit facility maturing on April 25, 2007 and a $250.0 million term loan facility maturing on April 25, 2008. At the Company's option, the revolving credit facility may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75%, or
(2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the Company's option at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.50% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.50%.

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Amended and Restated Senior Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., the Isle-Black Hawk, and their subsidiaries.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at January 26, 2003 was 6.70%.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  LONG-TERM  DEBT  (CONTINUED)

ISLE-BLACK  HAWK  SECURED  CREDIT  FACILITY
On November 16, 2001, the Isle-Black Hawk entered into a $90.0 million secured credit facility (the "Isle-Black Hawk, Secured Credit Facility"), that is non-recourse debt to the Isle of Capri. The Isle-Black Hawk Secured Credit Facility provides for a $10.0 million revolving credit facility, a $40.0 million Tranche A term loan maturing on November 16, 2005 and a $40.0 million Tranche B term loan maturing on November 16, 2006.

Isle-Black Hawk is required to make quarterly principal payments on the term loan portions of the Isle-Black Hawk Secured Credit Facility that commenced in March 2002. Such payments on the Tranche A term loan initially will be $2.0 million per quarter with scheduled increases to $2.5 million per quarter commencing March 2003 and to $3.0 million per quarter commencing March 2005. Such payments on the Tranche B term loan initially will be $0.1 million per quarter with a scheduled increase to $9.6 million per quarter commencing March 2006. In addition to regular principal payments, the Isle-Black Hawk is required to make quarterly payments of a percentage of excess cash flow as defined in the Isle Black Hawk Secured Credit Facility. Such payments are included in current maturities of long-term debt.

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

The Isle-Black Hawk Secured Credit Facility provides for certain covenants, including those of a financial nature. Isle-Black Hawk was in compliance with these covenants as of January 26, 2003. The Isle-Black Hawk Secured Credit Facility is secured by liens on the Isle-Black Hawk's assets.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Secured Credit Facility at January 26, 2003 was 6.80%.

INTEREST  RATE  SWAPS
The Company entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and four interest rate swap agreements in fiscal 2002 that effectively convert portions of the floating rate term loans to a fixed-rate, thus reducing the impact of interest-rate changes on future interest expense. The notional value of the swaps, which were designated as cash flow hedges, was $240.0 million or 75.8% of the Isle of Capri's variable rate term loans as of January 26, 2003. The interest rate swaps terminate as follows:
$50.0 million in fiscal 2003, $150.0 million in fiscal 2004 and $40.0 million in fiscal 2005.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  LONG-TERM  DEBT  (CONTINUED)

For the three and nine months ended January 26, 2003, comprehensive income was $8.6 million and $26.2 million, respectively, compared to $6.3 million and $17.8 million for the three and nine months ended January 27, 2002, respectively. At January 26, 2003, other comprehensive loss consists of $5.2 million for changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms totals $8.3 million, of which $0.4 million is recorded in other accrued current liabilities and $7.9 million is recorded in other accrued long-term liabilities in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.

At January 26, 2003, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

VARIABLE  RATE  TIF  BONDS
As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf ("the City") issued $9.5 million in tax incremental financing bonds ("TIF Bonds"), $7.5 million of which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City's obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined "TIF District" which includes the Isle-Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, the Isle-Bettendorf may not be required to fully repay the $7.5 million. In the event that the taxes generated by the + and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

OTHER
As of January 26, 2003, the Company had $18.4 million outstanding under its lines of credit leaving $245.6 million available.

At  January  26,  2003,  the  Company was in compliance with all debt covenants.

4.  STOCK  REPURCHASE

On October 25, 2002, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company's outstanding common stock. As of January 26, 2003, the Company repurchased and retired 151,900 shares of common stock under this program.

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  CONTINGENCIES

One of the Company's subsidiaries has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The district court recently denied the Motion for Class Certification, but this decision has been appealed. Therefore, the Company is still unable at this time to determine what effect, if any, the suit would have on its consolidated financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in the Company's favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The plaintiffs have amended the petition and continue to pursue this matter. The Company intends to vigorously defend this suit. In addition, a similar action was recently filed against the City of Bossier City, challenging the validity of its contracts with Louisiana Riverboat Gaming Partnership and other casinos. Exceptions have been filed requiring joinder of all interested parties, including Louisiana Riverboat Gaming Partnership. The Company believes the claims are without merit and intends to continue to vigorously defend this suit along with the other interested parties.

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.1 million as of January 26, 2003 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company's favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens
Administrative Court of First Instance. An appeal of this matter was heard on January 22, 2003. No announcement has been made regarding this appeal.
Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 6, 2002, a panel of arbitrators in St. Louis, Missouri issued an award that the Company was liable for $4.5 million in damages in connection with a lease of real estate located near Kimmswick, Jefferson County, Missouri. The Company has filed a motion in the United States District Court for the

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  CONTINGENCIES  (CONTINUED)

Eastern District of Missouri seeking to vacate the arbitration award. The Company recognized an additional $1.8 million in expense during the second quarter ended October 27, 2002, in order to bring the total amount accrued for this loss contingency to $4.5 million, notwithstanding the motion to vacate.

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri, against the Company and a subsidiary, alleging a breach of a 1993 contract entered into by the County, that subsidiary and guaranteed by Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) relating to the development of a casino-site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. The case is in the early stages, no discovery has been conducted and; accordingly, the outcome of this matter cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to vigorously and appropriately defend the claims asserted in this matter.

The Company is engaged in various other litigation matters and has a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on its consolidated financial position or results of operations.

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

                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share:




                                                                          Three Months Ended               Nine Months Ended
                                                                         -------------------               -------------------
                                                                    January 26,         January 27,      January 26,   January 27,
                                                                          2003                2002             2003          2002
                                                          -------------------  -------------------  ------------  -------------
                                                                                (In thousands, except per share data)
Numerator:
     Income before extraordinary item. . . . . . . . . .  $             8,395  $            8,082   $     27,355  $     24,371
     Extraordinary loss, net . . . . . . . . . . . . . .                    -              (2,438)             -        (2,438)
                                                          -------------------  -------------------  ------------  -------------
     Net income. . . . . . . . . . . . . . . . . . . . .  $             8,395  $            5,644   $     27,355  $     21,933
                                                          ===================  ===================  ============  =============
     Numerator for basic earnings per share - income
          available to common stockholders . . . . . . .  $             8,395  $            5,644   $     27,355  $     21,933
     Effect of diluted securities. . . . . . . . . . . .                    -                   -              -             -
                                                          -------------------  -------------------  ------------  -------------
     Numerator for diluted earnings per share-
          income available to common stockholders after
               assumed conversions . . . . . . . . . . .  $             8,395  $            5,644   $     27,355  $     21,933
                                                          ===================  ===================  ============  =============

Denominator:
     Denominator for basic earnings per share -
          weighted - average shares. . . . . . . . . . .               29,148              27,750         28,915        28,107
     Effect of dilutive securities
          Employee stock options, and
             nonvested restricted stock. . . . . . . . .                1,169               1,902          1,643         1,481
                                                          -------------------  ------------------   ------------  ------------
     Dilutive potential common shares. . . . . . . . . .                1,169               1,902          1,643         1,481
                                                          -------------------  -------------------  ------------  -------------
     Denominator for diluted earnings per share -
          adjusted weighted - average shares and
               assumed conversions . . . . . . . . . . .               30,317              29,652         30,558        29,588
                                                          ===================  ===================  ============  =============

     BASIC EARNINGS PER SHARE
     Income before extraordinary item. . . . . . . . . .  $              0.29  $             0.29   $       0.95  $       0.87
     Extraordinary loss, net . . . . . . . . . . . . . .                    -               (0.09)             -         (0.09)
                                                          -------------------  -------------------  ------------  -------------
     Net income. . . . . . . . . . . . . . . . . . . . .  $              0.29  $             0.20   $       0.95  $       0.78
                                                          ===================  ===================  ============  =============

     DILUTED EARNINGS PER SHARE
     Income before extraordinary item. . . . . . . . . .  $              0.28  $             0.27   $       0.90  $       0.82
     Extraordinary loss, net . . . . . . . . . . . . . .                    -               (0.08)             -         (0.08)
                                                          -------------------  -------------------  ------------  -------------
     Net income. . . . . . . . . . . . . . . . . . . . .  $              0.28  $             0.19   $       0.90  $       0.74
                                                          ===================  ===================  ============  =============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390.0 million 8.75% Senior Subordinated Notes due 2009, $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million Senior Secured Credit Facility. The following tables present the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three and nine months ended January 26, 2003 and January 27, 2002 and balance sheet as of January 26, 2003 and April 28, 2002.

                           ISLE OF CAPRI CASINOS, INC.
       CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR, AND PARENT COMPANY
                               FINANCIAL INFORMATION
          AS OF JANUARY 26, 2003 (UNAUDITED) AND APRIL 28, 2002 AND FOR
      THE THREE AND NINE MONTHS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                (b)
                                           Isle of Capri          (a)          Non-Wholly
                                             Casinos, Inc.      Wholly          Owned       Consolidating
                                               Guarantor         Owned          Non-             and         Isle of Capri
                                                (Parent        Guarantor      Guarantor      Eliminating     Casinos, Inc.
                                               Obligor)      Subsidiaries   Subsidiaries       Entries       Consolidated
                                            ---------------  -------------  -------------  ---------------  ---------------
As of  January 26, 2003
Balance Sheet
------------------------------------------
Current assets . . . . . . . . . . . . . .  $         2,880  $      97,474  $      12,136  $            -   $      112,490
Intercompany receivables . . . . . . . . .          905,319        109,054         (16,038)        (998,335)             -
Investments in subsidiaries. . . . . . . .          192,380        280,887            438        (471,788)           1,917
Property and equipment, net. . . . . . . .            3,204        672,359        117,383               -          792,946
Other assets . . . . . . . . . . . . . . .           22,300        346,519         34,713               -          403,532
                                            ---------------  -------------  -------------  ---------------  ---------------
Total assets.. . . . . . . . . . . . . . .  $     1,126,083  $   1,506,293  $     148,632  $   (1,470,123)  $    1,310,885
                                            ===============  =============  =============  ===============  ===============

Current liabilities. . . . . . . . . . . .  $        41,617  $      92,355  $      34,191  $       (1,685)  $      166,478
Intercompany payables. . . . . . . . . . .           38,792        942,960         14,900        (996,652)               -
Long-term debt,
   less current maturities.. . . . . . . .          851,625          7,274         60,959               -          919,858
Deferred state income taxes. . . . . . . .                -          5,392             23               -            5,415
Other accrued liabilities. . . . . . . . .            6,727          1,000         12,134               -           19,861
Minority interest. . . . . . . . . . . . .                -              -              -          13,091           13,091
Stockholders' equity . . . . . . . . . . .          187,322        457,312         26,425        (484,877)         186,182
                                            ---------------  -------------  -------------  ---------------  ---------------
Total liabilities and stockholders' equity  $     1,126,083  $   1,506,293  $     148,632  $   (1,470,123)  $    1,310,885
                                            ===============  =============  =============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)



                                                                                   (b)
                                              Isle of Capri          (a)          Non-Wholly
                                               Casinos, Inc.       Wholly          Owned        Consolidating
                                                 Guarantor         Owned            Non-             and         Isle of Capri
                                                  (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                 Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                              ---------------  --------------  --------------  ---------------  ---------------
For the Three Months Ended January 26, 2003
Statement of Operations
--------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . . .  $            -   $     225,231   $      26,990   $            -   $      252,221
Rooms, food, beverage and other. . . . . . .             519          43,198           4,840                -           48,557
                                              ---------------  --------------  --------------  ---------------  ---------------
Gross revenues . . . . . . . . . . . . . . .             519         268,429          31,830                -          300,778
Less promotional allowances. . . . . . . . .               -          42,238           5,462                -           47,700
                                              ---------------  --------------  --------------  ---------------  ---------------
Net revenues . . . . . . . . . . . . . . . .             519         226,191          26,368                -          253,078

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . . .               -          42,902           3,637                -           46,539
Gaming taxes . . . . . . . . . . . . . . . .               -          50,336           5,231                -           55,567
Rooms, food, beverage and other. . . . . . .           2,608          82,520           9,995                -           95,123
Management fee expense (revenue).. . . . . .          (8,536)          7,329           1,207                -                -
Depreciation and amortization. . . . . . . .             322          17,829           1,627                -           19,778
                                              ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . .          (5,606)        200,916          21,697                -          217,007
                                              ---------------  --------------  --------------  ---------------  ---------------

Operating income.. . . . . . . . . . . . . .           6,125          25,275           4,671                -           36,071
Interest expense . . . . . . . . . . . . . .         (19,758)        (28,710)         (1,660)          29,679          (20,449)
Interest income. . . . . . . . . . . . . . .          28,324           1,450              22          (29,679)             117
Minority interest. . . . . . . . . . . . . .               -               -               -           (2,386)          (2,386)
Equity in income of
    unconsolidated joint venture.. . . . . .          (1,338)             (1)          1,533             (194)               -
                                              ---------------  --------------  --------------  ---------------  ---------------

Income (loss) before income taxes. . . . . .          13,353          (1,986)          4,566           (2,580)          13,353
Income tax provision . . . . . . . . . . . .           4,958               -               -                -            4,958
                                              ---------------  --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . .  $        8,395   $      (1,986)  $       4,566   $       (2,580)  $        8,395
                                              ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED


                                                                                  (b)
                                           Isle of Capri          (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Nine Months Ended January 26, 2003
Statement of Operations
-------------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . . .  $            -   $     698,395   $      81,005   $            -   $      779,400
Rooms, food, beverage and other . . . . . .             486         143,894          15,395                -          159,775
                                             ---------------  --------------  --------------  ---------------  ---------------
Gross revenues. . . . . . . . . . . . . . .             486         842,289          96,400                -          939,175
Less promotional allowances.. . . . . . . .               -         132,388          16,933                -          149,321
                                             ---------------  --------------  --------------  ---------------  ---------------
Net revenues. . . . . . . . . . . . . . . .             486         709,901          79,467                -          789,854

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . .               -         132,120          11,538                -          143,658
Gaming taxes. . . . . . . . . . . . . . . .               -         154,791          15,839                -          170,630
Rooms, food, beverage and other.. . . . . .          12,511         268,572          25,804                -          306,887
Management fee expense (revenue). . . . . .         (26,291)         22,767           3,524                -                -
Depreciation and amortization . . . . . . .             817          51,062           4,160                -           56,039
                                             ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . .         (12,963)        629,312          60,865                -          677,214
                                             ---------------  --------------  --------------  ---------------  ---------------

Operating income. . . . . . . . . . . . . .          13,449          80,589          18,602                -          112,640
Interest expense. . . . . . . . . . . . . .         (59,848)        (85,856)         (5,155)          88,637          (62,222)
Interest income.. . . . . . . . . . . . . .          84,599           4,222              16          (88,637)             200
Minority interest.. . . . . . . . . . . . .               -               -               -           (7,296)          (7,296)
Equity in income of
    unconsolidated joint venture. . . . . .           5,122           7,544              13          (12,679)               -
                                             ---------------  --------------  --------------  ---------------  ---------------

Income (loss) before income taxes.. . . . .          43,322           6,499          13,476          (19,975)          43,322
Income tax provision. . . . . . . . . . . .          15,967               -               -                -           15,967
                                             ---------------  --------------  --------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . . .  $       27,355   $       6,499   $      13,476   $      (19,975)  $       27,355
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)


                                                                                    (b)
                                              Isle of Capri        (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Nine Months Ended January 26, 2003
Statement of Cash Flows
-------------------------------------------
Net cash provided by (used in)
   operating activities.. . . . . . . . . .  $       60,653   $      29,974   $      20,933   $      (13,610)  $       97,950
Net cash provided by (used in)
   investing activities.. . . . . . . . . .          (3,261)        (31,643)         (4,047)           7,861          (31,090)
Net cash provided by (used in )
   financing activities.. . . . . . . . . .         (61,271)            457         (20,105)           5,791          (75,128)
                                             ---------------  --------------  --------------  ---------------  ---------------
Net increase (decrease) in cash and
   cash equivalents.. . . . . . . . . . . .          (3,879)         (1,212)         (3,219)              42           (8,268)
Cash and cash equivalents at
   beginning of the period. . . . . . . . .           2,690          58,312          11,045            4,550           76,597
                                             ---------------  --------------  --------------  ---------------  ---------------
Cash and cash equivalents at
   end of the period. . . . . . . . . . . .  $       (1,189)  $      57,100   $       7,826   $        4,592   $       68,329
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                    (b)
                                               Isle of Capri        (a)          Non-Wholly
                                               Casinos, Inc.       Wholly          Owned        Consolidating
                                                 Guarantor         Owned            Non-             and         Isle of Capri
                                                  (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                 Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                              ---------------  --------------  --------------  ---------------  ---------------
For the Three Months Ended January 27, 2002
Statement of Operations
--------------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . . . .  $            -   $     228,674   $      27,030   $            -   $      255,704
Rooms, food, beverage and other. . . . . . .              12          49,376           5,127                -           54,515
                                              ---------------  --------------  --------------  ---------------  ---------------
Gross revenues . . . . . . . . . . . . . . .              12         278,050          32,157                -          310,219
Less promotional allowances. . . . . . . . .               -          42,414           5,670                -           48,084
                                              ---------------  --------------  --------------  ---------------  ---------------
Net revenues . . . . . . . . . . . . . . . .              12         235,636          26,487                -          262,135

Operating expenses:
Casino.. . . . . . . . . . . . . . . . . . .               -          47,001           4,079                -           51,080
Gaming taxes . . . . . . . . . . . . . . . .               -          50,578           5,326                -           55,904
Rooms, food, beverage and other. . . . . . .           4,016          88,607           7,975                -          100,598
Management fee expense (revenue).. . . . . .          (6,252)          5,072           1,180                -                -
Depreciation and amortization. . . . . . . .             161          17,390           1,096                -           18,647
                                              ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses . . . . . . . . . .          (2,075)        208,648          19,656                -          226,229
                                              ---------------  --------------  --------------  ---------------  ---------------

Operating income.. . . . . . . . . . . . . .           2,087          26,988           6,831                -           35,906
Interest expense . . . . . . . . . . . . . .         (19,492)        (21,389)         (2,294)          22,042          (21,133)
Interest income. . . . . . . . . . . . . . .          21,107           1,025              23          (22,042)             113
Minority interest. . . . . . . . . . . . . .               -               -               -           (1,962)          (1,962)
Equity in income of
    unconsolidated joint venture.. . . . . .           5,354           6,412               -          (11,766)               -
                                              ---------------  --------------  --------------  ---------------  ---------------

Income (loss) before income taxes and
    extraordinary item.. . . . . . . . . . .           9,056          13,036           4,560          (13,728)          12,924
Income tax provision . . . . . . . . . . . .           4,842               -               -                -            4,842
                                              ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before extraordinary item. . .           4,214          13,036           4,560          (13,728)           8,082
Extraordinary loss on extinguishment of
    debt, net of tax . . . . . . . . . . . .               -               -          (6,769)           4,331           (2,438)

Net income (loss). . . . . . . . . . . . . .  $        4,214   $      13,036   $      (2,209)  $       (9,397)  $        5,644
                                              ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                   (b)
                                              Isle of Capri        (a)          Non-Wholly
                                              Casinos, Inc.       Wholly          Owned        Consolidating
                                                Guarantor         Owned            Non-             and         Isle of Capri
                                                 (Parent        Guarantor       Guarantor       Eliminating     Casinos, Inc.
                                                Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                             ---------------  --------------  --------------  ---------------  ---------------
For the Nine Months Ended January 27, 2002
Statement of Operations
-------------------------------------------
Revenues:
Casino. . . . . . . . . . . . . . . . . . .  $            -   $     688,125   $      82,865   $            -   $      770,990
Rooms, food, beverage and other . . . . . .             329         152,923          15,706                -          168,958
                                             ---------------  --------------  --------------  ---------------  ---------------
Gross revenues. . . . . . . . . . . . . . .             329         841,048          98,571                -          939,948
Less promotional allowances.. . . . . . . .               -         137,214          17,157                -          154,371
                                             ---------------  --------------  --------------  ---------------  ---------------
Net revenues. . . . . . . . . . . . . . . .             329         703,834          81,414                -          785,577

Operating expenses:
Casino. . . . . . . . . . . . . . . . . . .               -         139,931          12,088                -          152,019
Gaming taxes. . . . . . . . . . . . . . . .               -         148,946          16,334                -          165,280
Rooms, food, beverage and other.. . . . . .          11,791         267,614          24,937                -          304,342
Management fee expense (revenue). . . . . .         (19,057)         15,441           3,616                -                -
Gain on disposal of asset.. . . . . . . . .            (125)              -               -                -             (125)
Depreciation and amortization . . . . . . .             584          49,393           3,106                -           53,083
                                             ---------------  --------------  --------------  ---------------  ---------------
Total operating expenses. . . . . . . . . .          (6,807)        621,325          60,081                -          674,599
                                             ---------------  --------------  --------------  ---------------  ---------------

Operating income. . . . . . . . . . . . . .           7,136          82,509          21,333                -          110,978
Interest expense. . . . . . . . . . . . . .         (61,556)        (73,933)         (8,418)          75,777          (68,130)
Interest income.. . . . . . . . . . . . . .          73,067           3,185             166          (75,777)             641
Minority interest.. . . . . . . . . . . . .               -               -               -           (5,624)          (5,624)
Equity in income of
    unconsolidated joint venture. . . . . .          15,353          18,528               -          (33,881)               -
                                             ---------------  --------------  --------------  ---------------  ---------------

Income (loss) before income taxes and
    extraordinary item. . . . . . . . . . .          34,000          30,289          13,081          (39,505)          37,865
Income tax provision. . . . . . . . . . . .          13,494               -               -                -           13,494
                                             ---------------  --------------  --------------  ---------------  ---------------
Income (loss) before extraordinary item.. .          20,506          30,289          13,081          (39,505)          24,371
Extraordinary loss on extinguishment of
    debt, net of tax. . . . . . . . . . . .               -               -          (6,769)           4,331           (2,438)

Net income (loss) . . . . . . . . . . . . .  $       20,506   $      30,289   $       6,312   $      (35,174)  $       21,933
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
                                             ===============  ==============  ==============  ===============  ===============


                           ISLE OF CAPRI CASINOS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                  (b)
                                             Isle of Capri        (a)          Non-Wholly
                                             Casinos, Inc.       Wholly          Owned        Consolidating
                                               Guarantor         Owned            Non-             and        Isle of Capri
                                                (Parent        Guarantor       Guarantor       Eliminating    Casinos, Inc.
                                               Obligor)       Subsidiaries    Subsidiaries       Entries       Consolidated
                                            ---------------  --------------  --------------  ---------------  --------------
As of April 28, 2002
Balance Sheet
------------------------------------------
Current assets . . . . . . . . . . . . . .  $         7,475  $      113,900  $      14,999   $            -   $      136,374
Intercompany receivables . . . . . . . . .          925,523          97,986        (12,183)      (1,011,326)               -
Investments in subsidiaries. . . . . . . .          190,389         273,342            425         (463,100)           1,056
Property and equipment, net. . . . . . . .            2,093         687,252        114,162                -          803,507
Other assets . . . . . . . . . . . . . . .           22,630         346,831         35,240                -          404,701
                                            ---------------  --------------  --------------  ---------------  --------------
Total assets.. . . . . . . . . . . . . . .  $     1,148,110  $    1,519,311  $     152,643   $   (1,474,426)  $    1,345,638
                                            ===============  ==============  ==============  ===============  ==============

Current liabilities. . . . . . . . . . . .  $        32,391  $       98,919  $      27,302   $           (2)  $      158,610
Intercompany payables. . . . . . . . . . .           38,791         956,216         16,319       (1,011,326)               -
Long-term debt,
   less current maturities.. . . . . . . .          912,500           8,731         73,892                -          995,123
Deferred state income taxes. . . . . . . .                -           5,392             23                -            5,415
Other accrued liabilities. . . . . . . . .            5,027           1,000         10,275                -           16,302
Minority interest. . . . . . . . . . . . .                -               -              -           10,990           10,990
Stockholders' equity . . . . . . . . . . .          159,401         449,053         24,832         (474,088)         159,198
                                            ---------------  --------------  --------------  ---------------  --------------
Total liabilities and stockholders' equity  $     1,148,110  $    1,519,311  $     152,643   $   (1,474,426)  $    1,345,638
                                            ===============  ==============  ==============  ===============  ==============


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

GOODWILL

     At January 26, 2003, we had a net goodwill and other intangible asset balance of $364.6 million, representing 28% of total assets. Effective April 30, 2002, we elected to adopt Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which established a new method of testing goodwill and other intangible assets using a fair-value based approach and does not permit amortization of goodwill as was previously required. Upon adoption, amortization of goodwill and other intangible assets ceased.

     SFAS 142 requires that goodwill and other intangible assets be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the Company below its book value. Should circumstances change or events occur to indicate that the fair market value of the Company has fallen below its book value, management must then compare the estimated fair value of goodwill and other intangible assets to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash component of operating income. We completed our impairment test as required under SFAS 142 and determined that goodwill and other intangible assets are not impaired. This test required comparison of our estimated fair value at April 28, 2002 to our book value, including goodwill and other intangible assets. The estimated fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition.

PROPERTY  AND  EQUIPMENT

     At January 26, 2003, we had a net property and equipment balance of $792.9 million, representing 60% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with the Company's "all properties other capital improvements," program includes individual capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over its estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

SELF-INSURANCE  LIABILITIES

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

GENERAL

     Our results of operations for the three and nine months ended January 26, 2003, reflect the consolidated operations of all of our subsidiaries, and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas and Pompano Park. Isle-Tunica ceased casino operations on September 3, 2002, which was 33 days prior to the sale of assets to Boyd Casino Strip, LLC on October 7, 2002. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas but will continue to operate the casino until the purchaser's designated gaming operator receives regulatory approval.

     Our results of operations for the three and nine months ended January 27, 2002, reflect the consolidated operations of all of our subsidiaries, and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas and Pompano Park. Results also include the Isle-Boonville subsequent to its opening on December 6, 2001.

     On December 24, 2002, the Isle-Black Hawk entered into definitive agreements to acquire the Colorado casino operations of International Game Technology, Inc. ("IGT") for $84.0 million. The Colorado casino operations of IGT consist of the Colorado Central Station Casino, located in Black Hawk, and the Colorado Grande Casino, located in Cripple Creek. Upon consummation of the acquisition, the Isle-Black Hawk plans to invest approximately $75.0 million in Black Hawk to significantly increase covered parking for both properties; add additional casino space, hotel rooms and restaurants; and connect the properties by means of a skywalk that can service both the Isle-Black Hawk and the Colorado Central Station Casino.

     The agreements are subject to the satisfaction of several conditions, including financing and the approval of the Colorado Gaming Commission. It is anticipated that the transaction will close in the spring of 2003.

     We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets, as new gaming facilities open and existing gaming facilities expand or enhance their facilities.

     We believe that our operating results are affected by the economy, seasonality and weather. Seasonality has historically caused the operating results for our first and fourth fiscal quarters ending in July and April, respectively, to be better than the operating results for the second and third fiscal quarters ending October and January, respectively.

RESULTS  OF  OPERATIONS

Three Fiscal Months Ended January 26, 2003 Compared to Three Fiscal Months Ended January 27, 2002

     Gross revenue for the quarter ended January 26, 2003 was $300.8 million, which included $252.2 million of casino revenue, $9.8 million of rooms revenue, $6.2 million of pari-mutuel commissions and $32.6 million of food, beverage and other revenue. This compares to gross revenue for the prior year quarter ended January 27, 2002 of $310.2 million, which included $255.7 million of casino revenue, $11.6 million of rooms revenue, $7.0 million of pari-mutuel commissions and $35.9 million of food, beverage and other revenue.

     Casino revenue decreased $3.5 million, or 1.4% primarily as a result of the decrease in revenue at the Isle-Lake Charles caused by increased competition and road construction disruptions. Casino revenue also decreased due to the sale of the Isle-Tunica. These decreases were partially offset by the first full year of operations of the Isle-Boonville. Room revenue decreased $1.9 million, or 16.0% due primarily to the sale of our hotels at the Isle-Tunica and the Lady Luck-Las Vegas. Food, beverage and other revenue declined $3.3 million, or 9.3%. The decline was mainly caused by the sale of the Isle-Tunica and the Lady Luck-Las Vegas. The decline was partially offset by a full year of food and beverage operations at the Isle-Boonville and increased food and beverage revenue at the Isle-Kansas City resulting from increased marketing efforts.

     Casino operating expenses for the quarter ended January 26, 2003, totaled $46.5 million, or 18.5% of casino revenue, versus $51.1 million, or 20.0% of casino revenue, for the quarter ended January 27, 2002. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The decrease in casino operating expenses is primarily attributable to closing the casino at the Isle-Tunica. The decrease was partially offset by a full year of operations at the Isle-Boonville.

     For the quarter ended January 26, 2003, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $55.6 million, or 22.0% of casino revenue, compared to $55.9 million, or 21.9% of casino revenues for the three months ended January 27, 2002, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. Legislation was passed April 1, 2001 that allowed Louisiana riverboats, which had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5% for the Isle-Lake Charles. The legislation increased the gaming tax for the Isle-Bossier City by 1% each year until 21.5% is reached.

     Operating expenses for the quarter ended January 26, 2003, also included room expenses of $2.0 million or 20.8% of room revenue from the hotels at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Lula, the Isle-Black Hawk, the Isle-Bettendorf, the Rhythm City-Davenport and the Isle-Marquette compared to $2.8 million or 24.1% of room revenue for the quarter ended January 27, 2002. The decrease in room expenses is consistent with the decline in room revenue. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     Food, beverage and other expenses totaled $7.1 million for the quarter ended January 26, 2003, compared to $8.7 million for the quarter ended January 27, 2002. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues decreased to 21.8% for the quarter ended January 26, 2003, from 24.3% for the quarter ending January 27, 2002. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. The decrease resulted from the discontinuing of hotel and related food and beverage operations at the Lady Luck-Las Vegas and with ongoing cost containment program that has reduced purchasing costs at the Rhythm City-Davenport.

     Marine and facilities expenses totaled $14.7 million for the quarter ended January 26, 2003, versus $16.4 million for the quarter ended January 27, 2002. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have decreased primarily due to ceasing hotel operations at the Isle-Tunica and the Lady Luck-Las Vegas.

     Marketing and administrative expenses totaled $66.8 million, or 26.4% of net revenue, for the quarter ended January 26, 2003, versus $65.5 million, or 25.0% of net revenue, for the quarter ended January 27, 2002. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. For the quarter ended January 27, 2002, marketing and administrative expenses are net of business interruption insurance proceeds of $2.2 million for the Rhythm City-Davenport and $0.2 million for the Isle-Marquette related to flooding which had occurred at those properties. The increases were offset by the sale of the Isle-Tunica and the Lady Luck-Las Vegas.

     Preopening expenses of $2.3 million for the quarter ended January 27, 2002, represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Boonville in December 2001.

     Depreciation and amortization expense was $19.8 million for the quarter ended January 26, 2003 and $18.6 million for the quarter ended January 27, 2002. Depreciation expense increased by $1.2 million compared to the prior year quarter. The increase is consistent with an increase in fixed assets placed into service or acquired but was offset by the lack of depreciation expense at the Isle-Tunica and the Lady Luck-Las Vegas. During fiscal 2002, we reclassified the Isle-Tunica's and the Lady Luck-Las Vegas' property and equipment as assets held for sale under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" due to the impairment of the assets. Under this classification, we no longer depreciated these assets. We estimate that the benefit from suspending depreciation associated with the assets held for sale was approximately $2.0 million for the three months ended January 26, 2003.

     Interest expense was $20.3 million for the quarter ended January 26, 2003, net of capitalized interest of $0.04 million and interest income of $0.1 million versus $21.0 million for the quarter ended January 27, 2002, net of capitalized interest of $0.5 million and interest income of $0.1 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, net interest expense of $1.3 million related to the Isle-Black Hawk is included in net interest expense in the quarter ended January 26, 2003. This compares to net interest expense of $2.3 million for the quarter ended January 27, 2002.

     Our effective tax rate was 37.1% for the quarter ended January 26, 2003, compared to 37.5% for the quarter ended January 27, 2002.

     On December 18, 2001, the Isle-Black Hawk redeemed all of its outstanding 13% First Mortgage Notes in the principal amount of $75.0 million. A net extraordinary loss of $2.4 million was recorded by the Isle of Capri for the extinguishment of the First Mortgage Notes related to early payment premiums and the write-off of debt acquisition costs.

Nine Fiscal Months Ended January 26, 2003 Compared to Nine Fiscal Months Ended January 27, 2002

     Gross revenue for the nine months ended January 26, 2003 was $939.2 million, which included $779.4 million of casino revenue, $38.4 million of rooms revenue, $15.8 million of pari-mutuel commissions and $105.6 million of food, beverage and other revenue. This compares to gross revenue for the nine months ended January 27, 2002 of $939.9 million, which included $771.0 million of casino revenue, $41.5 million of rooms revenue, $15.4 million of pari-mutuel commissions and $112.0 million of food, beverage and other revenue.

     Casino revenue increased $8.4 million or 1.1% primarily as a result of a full nine months of operations of the Isle-Boonville, which opened in December 2001, partially offset by decreases at the Isle-Lake Charles due to additional competition and road construction and the closing of the Isle-Tunica. Room revenue decreased $3.2 million, or 7.6% due to the sale of the Isle-Tunica and the Lady Luck-Las Vegas. Additionally, food, beverage and other revenue decreased by $6.5 million, or 5.8% attributable to the sale of the Isle-Tunica and the Lady Luck-Las Vegas partially offset by a full year of operations at the Isle-Boonville.

     Casino operating expenses for the nine months ended January 26, 2003 totaled $143.7 million, or 18.4% of casino revenue, versus $152.0 million, or 19.7% of casino revenue, for the nine months ended January 27, 2002. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The decrease in casino operating expenses is attributable to the sale of the Isle-Tunica and the Lady Luck-Las Vegas partially offset by a full year of operations at the Isle-Boonville.

     Operating expenses for the nine months ended January 26, 2003 also included room expenses of $9.2 million, or 23.9% of room revenue from the hotels at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Tunica, the Isle-Lula, the Isle-Black Hawk, the Isle-Bettendorf, the Rhythm City-Davenport, the Isle-Marquette and the Lady Luck-Las Vegas compared to $9.6 million, or 23.1% of room revenue for the nine months ended January 27, 2002. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the nine months ended January 26, 2003, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $170.6 million, or 21.9% of casino revenue, compared to $165.3 million, or 21.4% of casino revenues for the nine months ended January 27, 2002, which is consistent with each state's gaming tax rate for the applicable fiscal quarters. Legislation was passed April 1, 2001 that allowed Louisiana riverboats which had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5% for the Isle-Lake Charles. The legislation increased the gaming tax for the Isle-Bossier City by 1% each year until 21.5% is reached.

     Food, beverage and other expenses totaled $24.9 million for the nine months ended January 26, 2003, compared to $26.2 million for the nine months ended January 27, 2002. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues increased to 23.6% for the nine months ended January 26, 2003 from 23.4% for the nine months ended January 27, 2002. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have decreased as a result of the sale of the Isle-Tunica and the Lady Luck-Las Vegas partially offset by a full year of operations at the Isle-Boonville.

     Marine and facilities expenses totaled $50.1 million for the nine months ended January 26, 2003, versus $51.9 million for the nine months ended January 27, 2002. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have increased as a result of the expansion in the number of properties we operate.

     Marketing and administrative expenses totaled $209.4 million, or 26.5% of net revenue, for the nine months ended January 26, 2003, versus $201.8 million, or 25.7% of net revenue, for the nine months ended January 27, 2002. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Marketing and administrative expenses have increased as a result of increased competition in the markets in which we operate. Marketing and administrative expenses for the nine months ended January 27, 2002 are net of business interruption proceeds of $3.4 million for the Rhythm City-Davenport and $0.7 million for the Isle-Marquette related to flooding which had occurred at those properties.

     Preopening expenses of $3.9 million represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Boonville in December 2001.

     Depreciation and amortization expense was $56.0 million for the nine months ended January 26, 2003 and $53.1 million for the nine months ended January 27, 2002. Depreciation expense increased by $2.9 million compared to the prior year. The increase is consistent with an increase in fixed assets placed into service or acquired but was offset by the lack of depreciation expense at the Isle-Tunica and the Lady Luck-Las Vegas. During fiscal 2002, we reclassified the Isle-Tunica's and the Lady Luck-Las Vegas' property and equipment as assets held for sale under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" due to the impairment of the assets. Under this classification, we no longer depreciated these assets. We estimate that the benefit from suspending depreciation associated with the assets held for sale was approximately $6.0 million for the nine months ended January 26, 2003.

     Interest expense was $62.0 million for the nine months ended January 26, 2003, net of capitalized interest of $0.07 million and interest income of $0.2 million versus $67.5 million for the nine months ended January 27, 2002, net of capitalized interest of $1.3 million and interest income of $0.6 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. The decrease in interest expense relates to the pay down of debt of $70.3 million during the period. Additionally, net interest expense of $4.2 million related to the Isle-Black Hawk is included in net interest expense in the nine months ended January 26, 2003. This compares to net interest expense of $8.3 million net of interest income of $0.2 million for the nine months ended January 27, 2002. The $4.1 million decrease in net interest expense relates to the redemption of the 13% First Mortgage Notes that was funded by the $90.0 million Secured Credit Facility in November 2001.

     Our effective tax rate was 36.9% for the nine months ended January 26, 2003, compared to 35.6% for the nine months ended January 27, 2002. The nine fiscal months ended January 27, 2002, is 1.3% lower than the nine fiscal months ended January 26, 2003, due to a revision in the estimate of deferred income taxes.

DISPOSITION  CHARGES

     During fiscal 2002, we announced that our Board of Directors authorized us to embark on plans to sell or otherwise dispose of the Isle-Tunica and the Lady Luck-Las Vegas properties. On July 16, 2002, we entered into an agreement to sell the Lady Luck-Las Vegas, subject to certain conditions. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas. Our subsidiary will continue to operate the casino for up to six months pending receipt of regulatory approval by the purchaser's designated gaming operator. On July 29, 2002, we entered into an agreement to sell the Isle-Tunica. The agreement provided that we would receive a cash payment of $7.5 million and would be entitled to retain certain personal property, including all gaming equipment, valued at approximately $4.7 million. We ceased casino operation on September 4, 2002. The hotel and support facilities remained open until the closing of the transaction on October 7, 2002.

     In connection with the disposition plan, approximately 600 employees were terminated at the Isle-Tunica. Approximately 400 employees of the Lady Luck-Las Vegas became employees of the new company on October 30, 2002. Estimated employee termination costs of $0.4 million were accrued in the first quarter of fiscal 2003. In addition, the disposition plan includes lease termination and other business exit costs estimated at $1.4 million that were accrued in the first quarter of fiscal 2003. We have funded $1.2 million of these exit costs as of January 26, 2003. We expect to fund the remaining costs through existing cash flows from operations before the end of fiscal 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At January 26, 2003, we had cash and cash equivalents of $68.3 million compared to $76.6 million in cash and cash equivalents at April 28, 2002. The $8.3 million decrease in cash is the net result of $97.9 million net cash provided by operating activities, offset by $31.1 million net cash used in investing activities primarily related to the purchase of property and equipment, and $75.1 million net cash used in financing activities primarily related to the paydown of debt. In addition, we had $245.6 million in available lines of credit.

INVESTING  ACTIVITIES

     We invested $41.7 million in property and equipment during the nine months ended January 26, 2003 primarily for the implementation of a company-wide slot program. Approximately $18.5 million was expended on capital improvements, which enhanced the value of the properties or prolonged their useful life. The following table reflects expenditures for property and equipment on major projects and an estimate of such expenditures for the three months ending April 27, 2003.




                                                                                       ACTUAL           ESTIMATED SPENDING
                                                                               ---------------------  -------------------
                                                                             FISCAL YEAR     NINE MONTHS    THREE MONTHS
                                                                            ENDED 4/28/02   ENDED 01/26/03   ENDING 4/27/03
                                                                            -------------   --------------   -------------
                                                                                             (IN MILLIONS)
PROPERTY                     PROJECT
------------------------     ----------------------------------------

Isle-Biloxi . . . . . . . .  Construct hotel & parking facility . . . .  $                 -  $           1.6  $ 1.5
Isle-Bossier City . . . . .  Construct hotel & entertainment center . .                    -              2.6    4.1
Isle-Marquette. . . . . . .  Construct hotel. . . . . . . . . . . . . .                    -              0.1    0.1
Isle-Lake Charles . . . . .  Construct hotel. . . . . . . . . . . . . .                  0.4                -      -
Isle-Kansas City. . . . . .  Renovations. . . . . . . . . . . . . . . .                  1.5                -      -
Isle-Boonville. . . . . . .  Develop casino . . . . . . . . . . . . . .                 35.7              0.9      -
Rhythm City-Davenport . . .  Renovations. . . . . . . . . . . . . . . .                  1.6                -      -
All . . . . . . . . . . . .  Slot program . . . . . . . . . . . . . . .                 32.7             18.0   10.0
All . . . . . . . . . . . .  Other capital improvements . . . . . . . .                 26.4             18.5   14.9
                                                                         -------------------  ---------------  -----
                      Total                                                         $   98.3  $          41.7  $30.6
                                                                         ==================   ===============  =====


       As of the nine months ended January 26, 2003, we have spent $18.5 million on capital improvements and $18.0 million on our slot program. The $18.5 million of other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties.

     In August 2002, we announced plans for a $135.0 million multi-property expansion at three of our casinos of which $20.1 million is scheduled to be spent during fiscal 2003. The plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

     The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, an Isle-branded Kitt's Kitchen restaurant, a 12,000 square-foot multi-purpose center, an expanded pool and spa area and a 1,000-space parking facility. The parking garage will provide a podium for future expansion for an additional hotel tower. Construction began this winter with a projected construction period of approximately 24 months.

      The Isle-Bossier City plan, estimated at $50.0 million, features a hotel tower, with 265 rooms, a Kitt's Kitchen restaurant, a new pool and deck, and a 12,000 square-foot convention/entertainment center. Construction began in October 2002 and will span about 18 months.

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

FINANCING  ACTIVITIES

     During the nine months ended January 26, 2003, we used net cash of $75.1 million primarily in the following financing activities:

- We made net reductions to our Revolving Credit Facilities and lines of credit of $56.6 million.
- We made principal payments on our Senior Secured Credit Facility and other debt of $13.6 million.
-     We  made  cash  distributions to a minority partner totaling $4.5 million.

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

     We expect that available cash and cash from future operations, as well as borrowings under our existing Senior Secured Credit Facility and lines of credit will be sufficient to fund future expansion and planned capital expenditures, service senior debt, and meet working capital requirements. As of January 26, 2003, we had $234.0 million of unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $10.0 million of unused credit capacity with the Isle-Black Hawk's Secured Credit Facility and $1.6 million of available credit from other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, either LIBOR or our lender's prime rate plus the applicable interest rate spread, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender's prime rate and are subject to annual renewal in April 2003. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

     We are currently in compliance with all covenants contained in our senior and subordinated debt instruments as of January 26, 2003. If we do not maintain compliance with these covenants, the lenders under the Senior Secured Credit Facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the Senior Secured Credit Facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our amended and restated senior credit facility. The indentures governing our 8.75% notes and our 9.0% notes restrict, among other things, our ability to borrow money, create liens, make restricted payments, and sell assets.

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

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections," ("SFAS 145"). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," ("SFAS 4"). SFAS 145 will be effective for fiscal years beginning after May 15, 2002. We will adopt SFAS 145 at the beginning of fiscal 2004, April 28, 2003. Losses on extinguishment of debt previously classified as extraordinary charges will be reclassified to conform to the provisions of SFAS 145.

     In  July 2002, the FASB  issued  SFAS No. 146, "Accounting  for  Costs
Associated with Exit of Disposal Activities," ("SFAS 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock -Based Compensation - Transition and Disclosure," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS 123 and amends APB
Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted SFAS 148 transition guidance and annual disclosure provisions for the fiscal year ending April 27, 2003.
We will adopt SFAS 148 interim disclosure provisions for the fiscal quarter ending July 27, 2003, which is the first interim reporting period beginning after December 15, 2002. We are currently assessing the impact of the various alternative methods under SFAS 148 and have not yet determined the effect of the adoption of this statement.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     One of our subsidiaries has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country's largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. This district court recently denied the Motion for Class Certification, but this decision has been appealed. Therefore, we are still unable at this time to determine what effect, if any, the suit would have on our consolidated financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

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

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.1 million as of January 26, 2003 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens Administrative Court of First Instance. An appeal of this matter was heard on January 22, 2003. No announcement has been made regarding this appeal. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

     On December 6, 2002, a panel of arbitrators in St. Louis, Missouri issued an award that we were liable for $4.5 million in damages in connection with a lease of real estate located near Kimmswick, Jefferson County, Missouri. We have filed a motion in the United States District Court for the Eastern District of Missouri seeking to vacate the arbitration award. We recognized an additional $1.8 million in expense during the second quarter ended October 27, 2002, in order to bring the total amount accrued for this loss contingency to $4.5 million, notwithstanding the motion to vacate.

     On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri, against us and a subsidiary, alleging a breach of a 1993 contract entered into by the County, that subsidiary, and guaranteed by Lady Luck Gaming Corporation (now our wholly owned subsidiary) relating to the development of a casino-site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. The case is in the early stages, no discovery has been conducted and, accordingly, the outcome of this matter cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

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

          2.     Reports  on  Form  8-K.
                 -----------------------

               During the quarter ended January 26, 2003, the Company filed the following reports on Form 8-K:

               Current  Report on Form 8-K filed on December 10, 2002, regarding
Item 5 that announced the decision reached by a panel of arbitrators regarding the Company's lease of real estate located in Jefferson County, Missouri.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  March  11,  2003                               /s/  Rexford  A.  Yeisley
                                                      --------------------------
                                Rexford A. Yeisley, Chief Financial Officer (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  11,  2003                             /s/  Bernard  Goldstein
                                                    -----------------------
                                                         Bernard  Goldstein
                                                  Chief  Executive  Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March  11,  2003                             /s/  Rexford  A.  Yeisley
                                                    -------------------------
                                                         Rexford  A.  Yeisley
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