Form 10-K
period 2003-04-27
ISLE OF CAPRI CASINOS INC
filed 2003-07-01
CIK 863015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

          FORM  10-K
(MARK  ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                    FOR THE FISCAL YEAR ENDED APRIL 27, 2003

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

Indicate by check mark if the registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates(1) of the Company is $190,681,101, based on the last reported sale price of $13.00 per share on October 27, 2002 on the NASDAQ Stock Market; multiplied by 14,667,777 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of June 12, 2003, the Company had a total of 29,102,281 shares of Common Stock outstanding (which excludes 3,293,223 shares held by us in treasury).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------
(1) Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

                       DOCUMENT INCORPORATED BY REFERENCE:

                          Document     Part of Form 10-K into which Incorporated
                          --------     -----------------------------------------
Isle  of Capri Casinos, Inc.'s Definitive Proxy Statement
for its Annual Meeting of Stockholders to be held October 7, 2003.      Part III

                           ISLE OF CAPRI CASINOS, INC.
                                    FORM 10-K
                                      INDEX

                                                                            PAGE
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
------

  ITEM 1.     BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .      2

  ITEM 2.     PROPERTIES . . . . . . . . .  . . . . . . . . . . . . . . .     35

  ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .     39

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .     41

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42
-------

  ITEM 5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS . . . . . . . . . . . . . . . . . . . .     42

  ITEM 6.     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA. . . . . . .     43

  ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . .     45

  ITEM 7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
            ABOUT  MARKET  RISK . . . . . . . . . . . . . . . . . . . . .     59

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . .     60

  ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING  AND  FINANCIAL  DISCLOSURE. . . . . . . . . . . .    112

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    112
--------

  ITEM 10.   DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . .    112

  ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .    112

  ITEM 12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS . . . . . . . . .      112

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . .      112

  ITEM 14.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .      113
PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      114
-------

  ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS
            ON  FORM  8-K . . . . . . . . . . . . . . . . . . . . . . .      114

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      115

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      116

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical or current facts included in this annual report of form 10-K or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("cautionary statements") are disclosed under "Risk Factors" and elsewhere in this annual report on form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on form 10-K.

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

OVERVIEW

     We were incorporated in Delaware in February 1990. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States. We wholly own and operate eleven gaming facilities located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg and Natchez, Mississippi; Kansas City and Boonville, Missouri; Bettendorf, Davenport and Marquette, Iowa. We also own a 57% interest in and receive management fees for operating two gaming facilities in Black Hawk, Colorado and a gaming facility in Cripple Creek, Colorado. All but three of our gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. In addition, we wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida.

     Our  Internet  website  is  http://www.islecorp.com.  We  make  our filings
                                 -----------------------
available free of charge on our Internet website as soon as reasonably practical after we electronically file such reports with, or furnish them to, the SEC.

COMPETITIVE  STRENGTHS

     Strong Brand Identity. All of our casino properties, with the exception of our Davenport, Cripple Creek and one of our Black Hawk properties, operate under the "Isle of Capri" name, and the facilities were designed to incorporate our distinctive tropical island theme. Most of our gaming facilities contain similar amenities, including hotels, one or more of our trademark restaurants (Farraddays' fine dining restaurant, Calypso's buffet, Kitt's Kitchen restaurant and Tradewinds Marketplace), a Banana Cabana gift shop, an entertainment center for performances and meetings and ample parking. Each of our uniquely branded facilities also offers all customers membership in their themed rewards program, which rewards loyal customers with points and complimentaries which can be redeemed at any of our properties by using a players club card. These programs are named IsleOne Players Club, the Fan Club, and the Fast Track Club at the Isle of Capri properties, Rhythm City-Davenport and Colorado Central Station properties, respectively. We believe our brand name conveys excitement, entertainment, consistent high-quality service and value to our customers.

     Standardized Quality and Services. We have developed and implemented standardized procedures for operating our casinos, hotels, restaurants and other non-gaming amenities, which has allowed us to fully and effectively integrate the ten properties we have developed or acquired during the past three years. We utilize management development and employee training programs to implement these procedures throughout our facilities, which we believe help us efficiently operate our facilities. This standardization encourages high quality service and provides our customers with a consistent experience.

     Superior Locations in Geographically Diverse Markets. We operate our gaming facilities in five states and eleven distinct geographic markets, allowing us to maintain diverse sources of revenue and cash flow. Most of our gaming facilities are conveniently located near major highways. We have located our facilities so that, in most cases, they are either the first casino reached by customers arriving from major nearby cities or are within a cluster of facilities, allowing us to generate significant customer traffic.

     Substantial Capital Investment in Our Properties. We completed five years of expansion with the most recent acquisitions of the Colorado Central
Station-Black Hawk and the Colorado Grande-Cripple Creek on April 22, 2003, by the Isle-Black Hawk. During that time, Isle of Capri grew from four to fourteen gaming facilities. Although we sold two gaming facilities during the fiscal year ended April 27, 2003, the Isle-Black Hawk also acquired the two additional facilities in Colorado. We believe the substantial investment in our properties has improved the competitive position of many of our properties.

     Effective Utilization of Proprietary Database. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. To date, we have implemented the first and second phases of our IsleOne marketing system. Phase I allows our customers to use our players club card at all of our properties other than Colorado Grande-Cripple Creek. Phase II of our IsleOne marketing system was implemented in June 2002, and includes our IsleMiles program, which includes rewards through a partnership with Carnival Cruise Lines. These promotional programs are designed to reward customer loyalty and maintain high recognition of our Isle of Capri brand. As of April 27, 2003, our database contained approximately 4.7 million members, of whom approximately 1.4 million receive regular communications from us. We have effectively used our database to encourage repeat visits, increase customers' length of stay and improve our operating results.

     Experienced, Stable Management Team. We are an experienced gaming operator and opened our first gaming facility approximately eleven years ago. Each member of our senior management team has been with us for at least seven years and has extensive gaming or related industry experience.

CASINO  PROPERTIES

Here  is  an  overview  of  our existing casino properties as of April 27, 2003:




                                                   DATE OPENED OR  SLOT      TABLE  HOTEL  PARKING
PROPERTY                                           ACQUIRED        MACHINES  GAMES  ROOMS  SPACES
-------------------------------------------------  --------------  --------  -----  -----  -------
Louisiana
  Isle-Bossier City . . . . . . . . . . . . . . .  May 1994           1,090     34    530    2,005
  Isle-Lake Charles.. . . . . . . . . . . . . . .  July 1995          1,512     70    493    2,200
Mississippi
  Isle-Biloxi . . . . . . . . . . . . . . . . . .  August 1992        1,177     28    367      709
  Isle-Lula.. . . . . . . . . . . . . . . . . . .  March 2000         1,560     29    486    1,780
  Isle-Natchez. . . . . . . . . . . . . . . . . .  March 2000           687     13    143      908
  Isle-Vicksburg. . . . . . . . . . . . . . . . .  August 1993          767     18    122    1,100
Missouri
  Isle-Boonville. . . . . . . . . . . . . . . . .  December 2001        899     27      -    1,101
  Isle-Kansas City. . . . . . . . . . . . . . . .  June 2000          1,149     25      -    2,054
Iowa
  Isle-Bettendorf.. . . . . . . . . . . . . . . .  March 2000         1,065     36    256    1,539
  Isle-Marquette. . . . . . . . . . . . . . . . .  March 2000           750     13     25      750
  Rhythm City-Davenport.. . . . . . . . . . . . .  October 2000       1,003     19    191      984
Colorado
  Isle-Black Hawk (57% owned) . . . . . . . . . .  December 1998      1,119     14    237    1,100
  Colorado Central Station-Black Hawk (57% owned)  April 2003           754      9      -      546
  Colorado Grande-Cripple Creek (57% owned).. . .  April 2003           223      -      4       44


LOUISIANA

The  Isle-Bossier  City

     The Isle-Bossier City, which commenced operations in May 1994, is located on a 38-acre site along the Red River approximately one-quarter mile off Interstate 20, the main highway connecting Dallas/Ft. Worth, Texas to Bossier City/Shreveport, Louisiana. The property consists of a dockside casino offering 1,090 slot machines and 34 table games, a 305-room on-site deluxe hotel, a 225-room off-site hotel located approximately two miles from the casino, a 39,000 square foot land-based pavilion and entertainment center, and 2,005 parking spaces including approximately 900 spaces in an attached parking garage. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 77-seat Farraddays' restaurant, a 301-seat Calypso's buffet, a 30-seat Tradewinds Marketplace and Caribbean Cove, which features free live entertainment and can accommodate 563 customers. We are in the process of constructing an additional 265 rooms, a multi-purpose room which can accommodate 1,100 guests, a resort swimming pool and a rum bar restaurant called Kitt's Kitchen , all of which are expected to be completed by March 2004.

     The Bossier City/Shreveport market consists of five dockside gaming facilities, which, in the aggregate, generated gaming revenues of approximately $824.0 million in calendar 2002. Among the other operators of dockside gaming facilities in this market are Harrah's Entertainment, Hollywood Casinos, Horseshoe Gaming, and Pinnacle Entertainment (branded Boomtown). Additionally, Louisiana Downs, a pari-mutuel facility located six miles east of the Isle-Bossier City, was purchased by Harrah's Entertainment in December 2002 and opened 900 slot machines in May 2003. Bossier City/Shreveport is the closest gaming market to the Dallas/Ft. Worth, Texas metropolitan area, which has a population of approximately 5.2 million and is located approximately 190 miles west of Bossier City/Shreveport. We believe that the Isle-Bossier City attracts customers primarily from the local area, northeastern Texas and the Dallas/Ft. Worth metropolitan area. Approximately 550,000 and 1.8 million people reside within 50 and 100 miles, respectively, of the Isle-Bossier City.

The  Isle-Lake  Charles

     The Isle-Lake Charles, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. The property consists of two dockside casinos offering 1,512 slot machines and 70 table games, a 252-room deluxe hotel, a separate 241-room hotel, a 105,000 square foot land-based pavilion and entertainment center, and 2,200 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 97-seat Farraddays' restaurant, a 360-seat Calypso's buffet, a 165 seat Tradewinds Marketplace, a 140-seat Kitt's Kitchen restaurant, a 64-seat Lucky Wins oriental restaurant and Caribbean Cove, which features free live entertainment and can accommodate 180 customers. The pavilion also has a 14,750 square foot activity center comprised of a 1,100-seat special events center designed for live boxing, televised pay-per-view events, concerts, banquets and other events, meeting facilities and administrative offices.

     The Lake Charles market consists of two dockside gaming facilities (the other of which is operated by Harrah's Entertainment), a Native American casino and a pari-mutuel facility (which is operated by Boyd Gaming) that operates 1,494 slot machines. In addition, the last remaining license in Louisiana was awarded to Pinnacle Entertainment for a new development which is expected to be operational in the first half of 2005. The two dockside gaming facilities, in the aggregate, generated gaming revenues of approximately $439.5 million in calendar 2002. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 4.7 million and is located approximately 140 miles west of Lake Charles. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 490,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Isle-Lake Charles.

MISSISSIPPI

The  Isle-Biloxi

     The Isle-Biloxi, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities known as "Casino Row" in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90. The property consists of a dockside casino offering 1,177 slot machines and 28 table games, a 367-room hotel, a 90-seat Farraddays' restaurant, a 425-seat Calypso's buffet, a 64-seat Tradewinds Marketplace and 709 parking spaces. An estimated $ 79.0 million will be spent over the next 24 months to expand and enhance the Isle- Biloxi. Plans include an additional 400 hotel rooms, an Isle-branded Kitt's Kitchen restaurant, a 12,000 square-foot multi-purpose center, and expanded pool and spa area and a 1,000-space parking garage, which will provide a podium for future expansion for an additional hotel tower. Construction commenced earlier this fiscal year.

     The Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) is one of the largest gaming markets in the United States and consists of 12 dockside gaming facilities which, in the aggregate, generated gaming revenues of approximately $1.2 billion in calendar 2002. Among the other operators of dockside gaming facilities in this market are MGM Mirage, Park Place Entertainment, Penn National Gaming and Pinnacle Entertainment. The Mississippi Gulf Coast, a regional tourist destination, is the closest gaming market to the Mobile, Alabama metropolitan area, which has a population of approximately 540,000 and is located approximately 60 miles east of Biloxi. We believe that the Isle-Biloxi attracts customers from the local area, Alabama, Florida, Georgia and southeastern Louisiana, including New Orleans and Baton Rouge. Approximately 800,000 and 2.9 million people reside within 50 to 100 miles, respectively, of the Isle-Biloxi.

The  Isle-Lula

     The Isle-Lula, which was acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River from Mississippi to Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,560 slot machines and 29 table games, two on-site hotels with a total of 486 rooms, a land-based pavilion and entertainment center, and 1,780 parking spaces. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 100-seat Farraddays' restaurant, a 300-seat Calypso's buffet and a 48-seat Tradewinds Marketplace.

     The Isle-Lula is the only gaming facility in the Coahoma County, Mississippi market and generated gaming revenues of approximately $95.0 million in calendar 2002. The Isle-Lula is the closest gaming facility to the Little Rock, Arkansas metropolitan area, which has a population of approximately 580,000 and is located approximately 120 miles northwest of the property.
Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by 10 casinos in Tunica, Mississippi. Approximately 850,000 people reside within 150 miles of the property's primary target market.

The  Isle-Natchez

      The Isle-Natchez, which was acquired in March 2000, is located off of Highways 84 and 85 in western Mississippi. The property consists of a dockside casino offering 687 slot machines and 13 table games, a 143-room hotel located approximately one mile from the casino, a 150-seat Calypso's buffet and 908 parking spaces.

     The Isle-Natchez is the only gaming facility in the Natchez market and generated gaming revenues of approximately $34.3 million in calendar 2002. We believe that the Isle-Natchez attracts customers primarily from among the 110,000 people residing within 50 miles of the Isle-Natchez.

The  Isle-Vicksburg

     The Isle-Vicksburg, which commenced operations in August 1993, is located on an 18-acre site approximately one-mile north of Interstate 20, the main road connecting Jackson, Mississippi to Vicksburg, Mississippi. The property consists of a dockside casino offering 767 slot machines and 18 table games, a 122-room hotel, a 12,483 square foot land-based pavilion and entertainment center, 1,100 parking spaces and a 67-space recreational vehicle park, a 68-seat Farraddays' restaurant, a 340-seat Calypso's buffet, a Tradewinds Marketplace and live entertainment.

     The Vicksburg market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $243.7 million in calendar 2002. Among the other operators of dockside gaming facilities in this market are Alliance Gaming, Ameristar Casinos and Harrah's Entertainment. The Jackson metropolitan area is also served by a Native American gaming facility. Vicksburg is the closest gaming market to the Jackson, Mississippi metropolitan area, which has a population of approximately 440,000 and is located approximately 40 miles east of Vicksburg. We believe that the Isle-Vicksburg attracts customers primarily from the local area, Jackson and northeastern Louisiana. Approximately 530,000 people reside within 50 miles of the Isle-Vicksburg.

MISSOURI

The  Isle-Boonville

     The Isle-Boonville, which opened on December 6, 2001, is located off of Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a dockside casino offering 899 slot machines and 27 table games, a 32,396 square foot pavilion and entertainment center and 1,101 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 60-seat Farraddays' restaurant, a 282-seat Calypso's buffet, a 36-seat Tradewinds Marketplace and a historic display area.

     The Isle-Boonville is the only gaming facility in the Boonville market and generated gaming revenues of approximately $62.0 million in calendar 2002.We believe the Isle-Boonville attracts most of its customers from the approximately 733,000 persons living within a 75-mile radius in central Missouri, including Jefferson City and Columbia.

The  Isle-Kansas  City

     We acquired the Isle-Kansas City in June 2000. The facility is the closest facility to downtown Kansas City and consists of a dockside casino offering 1,149 slot machines and 25 table games, a 72-seat Farraddays' restaurant, a 325-seat Calypso's buffet, a 24-seat Tradewinds Marketplace and 2,054 parking spaces.

     The Kansas City market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $612.1 million in calendar 2002. Among the other operators of dockside gaming facilities in this market are Ameristar Casinos, Argosy Gaming and Harrah's Entertainment. We believe that the Isle-Kansas City attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.7 million residents.

IOWA

The  Isle-Bettendorf

     The Isle-Bettendorf, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area. The property consists of a riverboat casino offering 1,065 slot machines and 36 table games, a 256-room hotel, approximately 104,056 square feet of convention/banquet space, a 140-seat Farraddays' restaurant, a 320-seat Calypso's buffet, a 30-seat Tradewinds Marketplace and 1,539 parking spaces.

     The Quad Cities metropolitan area, consisting of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois, currently has three gaming operations; Our two gaming facilities, the Isle-Bettendorf and the Rhythm City-Davenport, and one smaller operator. The three operations in the Quad Cities generated, in the aggregate, gaming revenues of approximately $201.7 million in calendar 2002. In addition to the Quad Cities metropolitan area, our operations in the Quad Cities also compete with gaming operations in Peoria, Illinois; Dubuque, Clinton and Des Moines, Iowa; and to a lesser extent, gaming operations in Chicago, Illinois.

The  Isle-Marquette

     The Isle-Marquette, which we acquired in March 2000, is located in Marquette, Iowa, which is 60 miles north of Dubuque, Iowa, which has two gaming facilities. The property consists of a riverboat casino offering 750 slot machines and 13 table games, a land-based facility including a 25-room hotel, a 160-seat Calypso's buffet restaurant, a Tradewinds Marketplace and an entertainment showroom, a marina and 750 parking spaces.

     The Isle-Marquette is the only gaming facility in the Marquette, Iowa market, and generated gaming revenues of approximately $40.3 million in calendar 2002. We believe the Isle-Marquette draws most of its customers from northeast Iowa and Wisconsin and to some extent, competes for those customers with another riverboat facility and a racetrack with slot machines, both of which are in the Dubuque area.

The  Rhythm  City-Davenport

     The Rhythm City-Davenport, which we acquired in October 2000, is located between Interstates 74, 80 and 280. The property consists of a riverboat gaming facility offering 1,003 slot machines and 19 table games, a 191-room hotel located approximately four blocks from the casino, a 290-seat Hit Parade buffet, a 76-seat Rock Around the Clock diner and 984 parking spaces.

COLORADO

The  Isle-Black  Hawk

     The Isle-Black Hawk, which commenced operation in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property currently consists of a land-based casino with 1,119 slot machines and 14 table games, a 237-room hotel and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 78-seat Farraddays' restaurant, a 228-seat Calypso's buffet, a 32-seat Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment. We own 57% of the Isle-Black Hawk through an unrestricted subsidiary and receive a management fee for operating the facility.

     The Black Hawk/Central City market consists of 25 gaming facilities (nine of which have more than 600 slot machines), which, in aggregate, generated gaming revenues of approximately $577.0 million in calendar 2002. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.5 million and is located approximately 40 miles east of Black Hawk. We believe that the Isle-Black Hawk attracts customers primarily from Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

The  Colorado  Central  Station-Black  Hawk

     The Colorado Central Station-Black Hawk, which we acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle-Black Hawk. The property currently consists of a land-based casino with 754 slot machines, 9 table games and 546 parking spaces across two parking areas. The property also offers guests three dining options including the Whistle Stop buffet, Fire Box restaurant, and the Chew Chew deli. We own 57% of the Colorado Central Station-Black Hawk through an unrestricted subsidiary and receive a management fee for operating the facility.

The  Colorado  Grande-Cripple  Creek

     The Colorado Grande-Cripple Creek, which we acquired in April 2003, is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a land-based casino with 223 slot machines, no table games, a 4-room hotel and 44 parking spaces. The property offers guests dining at Maggie's restaurant. We own 57% of the Colorado Grande-Cripple Creek through an unrestricted subsidiary and receive a management fee for operating the facility.

     The Cripple Creek market consists of 17 gaming facilities and generated gaming revenues of approximately $142.4 million in calendar 2002. Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 30 miles south of Denver, Colorado, a metropolitan area that has a population of approximately 2.5 million. We believe that the Colorado Grande-Cripple Creek attracts customers primarily from Colorado Springs, Fort Carson and smaller areas south of Denver.

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

     We believe that Pompano Park would be an attractive location for casino-style gaming if such gaming were to be legalized in Florida. Pompano Park would be one of nine facilities in south Florida to benefit from legislation. This facility draws most of its customers from the 2.6 million people residing within a 25-mile radius.

MARKETING

     We attract customers to our casinos by designing and implementing marketing and promotional programs that emphasize our Isle of Capri, Rhythm City and Colorado Central Station brands and reward loyal customers. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. These programs are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our brands. Also phase II of our IsleOne marketing system was implemented in June 2002, and includes our IsleMiles program, which includes rewards through a partnership with Carnival Cruise Lines.

     As of April 27, 2003, our database contained approximately 4.7 million members, of whom approximately 1.4 million receive regular mailings. To develop this database, we offer all of our customers membership in the IsleOne Players Club at Isle of Capri properties, the Fan Club at the Rhythm City-Davenport and the Fast Track Club at the Colorado Central Station properties. These programs reward loyal customers with IsleOne points that can be redeemed at our casinos by using our players club card. Currently, the players club card allows us to track the members' gaming preferences, maximum, minimum and total amount wagered and frequency of visits. Players are classified in groups according to these characteristics. Our database is used for direct mailings, giveaways and other promotional events that are tailored to these specific groups of players. We have effectively used our database to encourage repeat visits, increase customers' length of stay and improve our operating results.

     We place significant emphasis on attracting local residents and seek to maintain a strong local identity in each market in which we operate by initiating and supporting community and special events. We use radio and television media to promote the Isle of Capri brand name and attract customers to our properties. To further enhance our tropical theme, we have engaged actor Ricardo Montalban to narrate our radio and television advertisements.

EMPLOYEES

     As of April 27, 2003, we employed approximately 11,000 people. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

SEASONALITY

     We typically generate the major portion of our income in our first and fourth fiscal quarters that end in July and April, respectively.

RISK  FACTORS

WE FACE SIGNIFICANT COMPETITION FROM OTHER GAMING OPERATIONS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE OPERATIONS.

     We face intense competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and at racing and pari-mutuel operations. Several of our competitors have substantially better name recognition, marketing and financial resources than we do. Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing, casino gaming in designated areas. In addition, many Native American tribes conduct casino gaming on reservations throughout the United States that have the advantages of being land-based and exempt from certain state and federal taxes. Some Native American tribes are either in the process of establishing, or are considering the establishment of, gaming at additional locations. There is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new licenses could be awarded to gaming facilities in such markets, which could have an adverse effect on our operating results. In particular, we face significant new competition in the Lake Charles, Louisiana market. In February 2002, Boyd Gaming opened a casino with 15,000 square feet of gaming space with approximately 1,500 slot machines at Delta Downs, a horse racing facility. Delta Downs is 25 miles closer to Houston than the Isle-Lake Charles, making it the closest gaming facility to Houston. In addition, the last available Louisiana gaming license was awarded to Pinnacle Entertainment for a new development in the Lake Charles market. Expansion of existing gaming facilities and the development of new gaming facilities and casinos on Native American reservations will increase competition for our existing and future operations.

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

     Our existing gaming facilities compete directly with other gaming properties in Louisiana, Mississippi, Missouri, Iowa and Colorado. We also compete with gaming operators in other gaming jurisdictions such as Atlantic City, New Jersey. Our existing casinos attract a significant number of their customers from Houston and Dallas/Fort Worth, Texas; Mobile, Alabama; Jackson, Mississippi; Memphis, Tennessee; Little Rock, Arkansas and Denver, Colorado. Our continued success depends upon drawing customers from each of these geographic markets. Legalization of gaming in jurisdictions closer to these geographic markets than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. We expect competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. We cannot predict with any certainty the effects of existing and future competition on our operating results.

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

WE  ARE  SUBJECT  TO  THE  POSSIBILITY  OF  AN  INCREASE  IN  GAMING  TAXES.

     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. For example, in June 2002 and again in June 2003, the state legislature in Illinois, a state in which we do not own or operate any casinos, voted to increase gaming taxes to fund a budget shortfall. Some of the states in which we own or operate casinos also have budget shortfalls and may increase gaming taxes to raise more revenue. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

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

     We are also subject to certain federal, state and local environmental laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have an adverse effect on us or the results of our operations. However, several of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. The coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs.

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

IF OUR KEY PERSONNEL LEAVE US, OUR BUSINESS WILL BE SIGNIFICANTLY ADVERSELY AFFECTED.

     Our continued success will depend, among other things, on the efforts and skills of a few key executive officers and the experience of our property managers as well as our ability to attract and retain additional highly qualified personnel with gaming industry experience and qualifications to obtain the requisite licenses. On January 22, 2003, we announced that Timothy M. Hinkley, currently our Senior Vice President of Operations, would succeed President and Chief Operating Officer John M. Gallaway upon his retirement effective July 1, 2003. We do not maintain ''key man'' life insurance for any of our employees. There is no assurance that we would be able to attract and hire suitable replacements for any of our key employees. We need qualified executives, managers and skilled employees with gaming industry experience to continue to successfully operate our business. We believe a shortage of skilled labor in the gaming industry may make it increasingly difficult and expensive to attract and retain qualified employees. We expect that increased competition in the gaming industry will intensify this problem.

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

     Access to a number of our facilities may also be affected by road conditions, such as construction and traffic. In addition, severe weather such as high winds and blizzards occasionally limits access to the Isle-Black Hawk and the Colorado Central Station-Black Hawk.

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

A DOWNTURN IN GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our business operations are subject to changes in international, national and local economic conditions, including changes in the economy related to future security alerts in connection with threatened or actual terrorist attacks, such as those that occurred on September 11, 2001, and related to the war with Iraq, which may affect our customers' willingness to travel. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our properties, could result in fewer customers visiting our properties, which would adversely affect our results of operations.

OUR  SUBSTANTIAL  INDEBTEDNESS  COULD  ADVERSELY  AFFECT  OUR  FINANCIAL HEALTH.

     We now have a significant amount of indebtedness. As of April 27, 2003, we had $1.03 billion of total debt outstanding.

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

     Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations. In addition, as of April 27, 2003, we had the capacity to issue additional indebtedness, including the ability to incur additional indebtedness under all of our lines of credit, of approximately $288.1 million, subject to the limitations imposed by the covenants in the senior secured credit facility and the indentures governing our notes. The indenture governing our notes and the senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, related risks that we and you now face could increase.

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

     Gaming vessels in Mississippi must be located on the Mississippi River, on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. Mississippi law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

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

     We are registered as a publicly traded corporation under the Mississippi Gaming Control Act. Our gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming

Commission, the State Tax Commission and various other local, city and county regulatory agencies (collectively referred to as the "Mississippi Gaming Authorities"). Our subsidiaries have obtained gaming licenses from the Mississippi Gaming Authorities. Any proposed gaming operations outside of Mississippi are also subject to approval by the Mississippi Gaming Commission. The licenses held by our Mississippi gaming operations have terms of three years and are not transferable. The Isle-Biloxi received a renewal gaming license in May 2000, and the Isle-Vicksburg obtained a renewal gaming license in February 2001. The Isle-Tunica obtained a renewal gaming license in May 2001 and surrendered that license in October 2002. The Isle-Natchez received its current license in June 2000, and the Isle-Lula received its current license in July 2000. There is no assurance that new licenses can be obtained at the end of each three-year period of a license. Moreover, the Mississippi Gaming Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in our subsidiaries that operate in Mississippi.

     Substantial fines for each violation of Mississippi's gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. A violation under a gaming license held by a subsidiary of ours operating in Mississippi may be deemed a violation of all the other licenses held by us.

     We, along with each of our Mississippi gaming subsidiaries, must periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and/or the State Tax Commission. Numerous transactions, including substantially all loans, leases, sales of securities and similar financing transactions entered into by any of ours operating a casino in Mississippi must be reported to or approved by the Mississippi Gaming
Commission. In addition, the Mississippi Gaming Commission may, at its discretion, require additional information about our operations.

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

     The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly traded corporation's stock. However, the Mississippi Gaming Commission has adopted a regulation that may permit certain "institutional" investors to obtain waivers that allow them to beneficially own, directly or indirectly, up to 15% (19% in certain specific instances) of the voting securities of a registered publicly traded corporation without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

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

     In order to obtain a riverboat gaming license, the proposed operating business entity must complete a Class A Riverboat Gaming Application, comprised of comprehensive application forms, including corroborating attachments, and undergo an extensive background investigation by the Missouri Gaming Commission. In addition, each key person associated with the applicant (including directors, officers, managers and owners of a significant direct or indirect interest in the applicant) must complete a Riverboat Gaming Application Form I and undergo a background investigation. Certain key business entities closely related to the applicant or "business entity key persons" must undergo a similar application process and background check. An applicant will not receive a license to conduct gambling games and to operate an excursion gambling boat if the applicant and its key persons have not established good repute and moral character and no licensee shall either employ or contract with any person who has pled guilty to, or been convicted of, a felony, to perform any duties directly connected with the licensee's privileges under a license granted by the Commission. Each license granted entitles a licensee to conduct gambling games on an excursion gambling boat or to operate an excursion gambling boat and the equipment thereon from a specific location. The duration of the license initially runs for two one-year terms; thereafter, two-year terms. The Commission also licenses the serving of alcoholic beverages on riverboats and related facilities.

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

     Any transfer or issuance of ownership interest in a publicly held gaming licensee or its holding company that results in an entity owning, directly or indirectly, an aggregate ownership interest of 5% or more in the gaming licensee must be reported to the Missouri Gaming Commission within seven days. Further, any pledge or hypothecation of five percent or more of the ownership interest in a publicly held gaming licensee or its holding company must be reported to the Missouri Gaming Commission within seven days.

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

     The Missouri Riverboat Gambling Act also requires that licensees pay a $2.00 admission tax to the Missouri Gaming Commission for each person admitted to a gaming cruise. The licensee is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts. In addition, all local income, earnings, use, property and sales taxes are applicable to licensees. There are currently pending before the Missouri General Assembly several proposed bills which individually or in combination would, if adopted,
(1) remove the loss limit restriction, (2) adjust the amount of wagering tax imposed on adjusted gross receipts of licensees and/or (3) adjust the amount of admission tax paid by the licensee for each person admitted for a gaming cruise. The Missouri General Assembly concludes its current session in June 2003.

IOWA

     In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa. The legislation authorized the granting of licenses to non-profit corporations that, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the "Iowa Gaming Commission").

     The Isle-Bettendorf has the right to renew its operator's contract with the Riverbend Regional Authority, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Bettendorf, Iowa, for succeeding three-year periods as long as Scott County voters approve gaming in the jurisdiction. Under the operator's contract, the Isle-Bettendorf pays the Riverbend Regional Authority a fee equal to 4.1% of the adjusted gross receipts. Further, the Isle-Bettendorf generally must pay a fee to the City of Bettendorf equal to 1.65% of adjusted gross receipts.

     In June 1994, Upper Mississippi Gaming Corporation, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Marquette, Iowa, entered into an operator's agreement for the Isle-Marquette for a period of twenty-five years. Under the management agreement, the non-profit organization is to be paid a fee of $0.50 per passenger. Further, pursuant to a dock site agreement (which also has a term of twenty-five years), the Isle-Marquette is required to pay a fee to the City of Marquette in the amount of $1.00 per passenger, plus a fixed amount of $15,000 per month and 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million.

     On October 2000, the Riverboat Development Authority, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Davenport, Iowa, entered into an operator's agreement with the Isle-Davenport to conduct riverboat gaming in Davenport, Iowa. The operating agreement requires the Isle-Davenport to make weekly payments to the qualified sponsoring organization equal to 4.1% of each week's adjusted gross receipts (as defined in the enabling legislation) or $38,461.54, whichever is greater.

This agreement will remain in effect through March 31, 2009 and may be extended by the Isle-Davenport so long as it holds a license to conduct gaming. In addition, the Isle-Davenport pays a docking fee, gaming tax and a payment in lieu of taxes to the City of Davenport. Pursuant to a development agreement with the City, the Isle-Davenport has exclusive docking privileges in the City of Davenport until March 31, 2017 in consideration of this docking fee. The docking fee has both a fixed base and a per passenger increment. The fixed fee commenced April 1, 1994 at $111,759 and increases annually by 4%. The incremental component is a $0.10 charge for each passenger in excess of 1,117,579 passengers (which charge also increases by 4% per year). The City is also guaranteed an annual gaming tax of $558,789.50 per year (based on a minimum passenger floor count of 1,117,579 passengers at $0.50 per passenger). Finally, the Isle-Davenport is obligated to pay a payment in lieu of taxes to support the downtown development district. This annual lump sum payment is in the amount of $123,516 plus $0.20 per passenger in excess of 1,117,579 passengers. This payment in lieu of taxes is further subject to a minimum $226,179 per year payment.

     Iowa law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission although the licensed vessel is required to conduct at least one two-hour excursion cruise each day for at least 100 days during the excursion season. The legal age for gaming is 21.

     All Iowa licenses were approved for renewal at the March 6, 2003, Iowa Gaming Commission meeting. These licenses are not transferable and will need to be renewed in March 2004 and prior to the commencement of each subsequent annual renewal period.

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

     Gaming licenses granted to individuals must be renewed every year, and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. The Iowa gaming operations must submit detailed financial and operating reports to the Iowa Gaming Commission. Certain contracts of licensees in excess of $100,000 must be submitted to and approved by the Iowa Gaming Commission.

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

     The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Colorado Director to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. The failure or inability of the Isle-Black Hawk, the Colorado Central Station-Black Hawk or the Colorado Grande-Cripple Creek (the "Colorado Casino" or collectively, the "Colorado Casinos"), or the failure or inability of others associated with any of the Colorado Casinos, including us, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations. All persons employed by any of the Colorado Casinos, and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.

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

     Because we own the Colorado Casinos, our business opportunities, and those of persons with an "ownership interest" in us, or any of the Colorado Casinos, are limited to interests that comply with the Colorado Regulations and the Colorado Commission's rule.

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

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc. or any of the three Colorado Casinos and their security holders, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, and fingerprints. Such information, investigation and licensing (or finding of suitability) as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly beneficially own 10% or more of a direct or indirect beneficial ownership or interest in any of the three Colorado Casinos, through their beneficial ownership of any class of voting securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc. or any of the three Colorado Casinos. Those persons must report their interest within 10 days and file appropriate applications within 45 days after acquiring that interest. Persons who directly or indirectly beneficially own 5% or more (but less than 10%) of a direct or indirect beneficial ownership or interest in any of the three Colorado Casinos, through their beneficial ownership of any class of voting securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc. or any of the three Colorado Casinos, must report their interest to the Colorado Commission within 10 days after acquiring that interest and may be required to provide additional information and to be found suitable. (It is the current practice of the gaming regulators to require findings of suitability for persons beneficially owning 5% or more of a direct or indirect beneficial ownership or interest, other than certain institutional investors discussed below.) If certain institutional investors provide specified information to the Colorado Commission and are holding for investment purposes only, those investors, in the Colorado Commission's discretion, may be permitted to own up to 14.99% of the Colorado Casinos through their beneficial ownership in any class of voting of securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc. or any of the three Colorado Casinos, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $62 per hour.

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

     The Colorado Commission and the Colorado Division have interpreted the Colorado Regulations to permit the Colorado Commission to investigate and find suitable persons or entities providing financing to or acquiring securities from us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc. or any of the three
Colorado Casinos. As noted above, any person or entity required to file information, be licensed or found suitable would be required by us to pay the costs thereof and of any investigation. Although the Colorado Regulations do not require the prior approval for the execution of credit facilities or issuance of debt securities, the Colorado regulators reserve the right to approve, require changes to or require the termination of any financing, including if a person or entity is required to be found suitable and is not found suitable. In any event, lenders, note holders, and others providing financing will not be able to exercise certain rights and remedies without the prior approval of the Colorado gaming authorities. Information regarding lenders and holders of securities will be periodically reported to the Colorado gaming authorities.

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

     If the Colorado Commission determines that a person or entity is unsuitable to directly or indirectly own interests in us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc. or any of the three Colorado Casinos, one or more of the Colorado Casinos may be sanctioned, which may include the loss of our approvals and licenses.

     The Colorado Commission does not need to approve in advance a public offering of securities but rather requires a filing of notice and additional documents with regard to a public offering of voting securities prior to such public offering. The Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

     In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., or Colorado Grande Enterprises, Inc., from paying any unsuitable person any dividends or interest upon any voting securities or any payments or distributions of any kind (except as set forth below), or paying any unsuitable person any remuneration for services or recognizing the exercise of any voting rights by any unsuitable person. Further, under the Colorado Regulations, each of the Colorado Casinos may repurchase its voting securities from anyone found unsuitable at the lesser of the cash equivalent to the original investment in any of the three Colorado Casinos or the current market price as of the date of the finding of unsuitability unless such voting securities are transferred to a suitable person (as determined by the Colorado Commission) within sixty (60) days after the finding of unsuitability. A licensee or affiliated company must pursue all lawful efforts to require an unsuitable person to relinquish all voting securities, including purchasing such voting securities. The staff of Colorado Division has taken the position that a licensee or affiliated company may not pay any unsuitable person any interest, dividends or other payments with respect to non-voting securities, other than with respect to pursuing all lawful efforts to require an unsuitable person to relinquish non-voting securities, including by purchasing or redeeming such securities. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., or Colorado Grande Enterprises, Inc. or any of the three Colorado Casinos, to file for a finding of suitability if required by the Colorado Commission.

     Because of their authority to deny an application for a license or suitability, the Colorado Commission and the Colorado Director effectively can disapprove a change in corporate position of a licensee and with respect to any entity which is required to be found unsuitable, or indirectly can cause us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., or Colorado Grande Enterprises, Inc. or the applicable Colorado Casino to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     The sale, lease, purchase and conveyance or acquisition of a controlling interest in a Colorado Casino is subject to the approval of the Colorado Commission. Under some circumstances, we may not sell any interest in our Colorado gaming operations without the prior approval of the Colorado Commission. On April 1, 2002, the Colorado Division requested comments with respect to a proposed amendment to the Colorado Gaming Regulations. Under the proposed regulation, a publicly traded corporation could not directly or indirectly acquire control of a licensed publicly traded corporation or of a publicly traded corporation which is an affiliated company, without a determination by the Colorado Division as to whether prior approval by the Colorado Commission would be required. Under the proposal, information would need to be submitted to the Division within ten business days after the signing or completion of a contract or proposed offer with respect to the changes in management, and general source of funding. Within fifteen business days after receipt of the documentation, the Colorado Division would notify the licensee whether the acquisition would require the prior approval of the Colorado Commission. There is no assurance that the proposal will be adopted or that it will not be amended, for example to include any person, in addition to a publicly traded corporation, seeking to acquire control of a licensee or to include additional information to be submitted to the Colorado Division.

     Each Colorado Casino must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. Each Colorado Casino also must not exceed specified gaming square footage limits as a total of each floor and the full building. Each Colorado Casino may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. No Colorado Casino may provide credit to its gaming patrons.

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

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Colorado Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2.0 million, 2% over $2.0 million up to and including $4.0 million, 4% over $4.0 million up to and including $5.0 million, 11% over $5.0 million up to and including $10.0 million, 16% over $10.0 million up to and including $15.0 million and 20% on adjusted gross gaming proceeds in excess of $15.0 million. The City of Black Hawk has imposed an annual device fee of $750 per gaming device and may revise it from time to time. Cripple Creek has imposed an annual device fee of $1,200 per gaming device and may revise it from time to time.

     Colorado  participates  in  multi-state  lotteries.

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado liquor agencies. All persons who directly or indirectly hold a 10% or more interest in, or 10% or more of the issued and outstanding capital stock of, any of the Colorado Casinos, through their ownership of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc. or any of the three Colorado Casinos, must file applications and possibly be investigated by the Colorado liquor agencies. The Colorado liquor agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees from being a stockholder, director, officer or otherwise interested in some persons lending money to liquor licensees or from making loans to other liquor licensees. All licenses are revocable and transferable only in accordance with all applicable laws. The Colorado liquor agencies have the full power to limit, condition, suspend or revoke any liquor license and any disciplinary action could (and revocation would) have a material adverse effect upon the operations of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc. or the applicable Colorado Casino. Each Colorado Casino holds a retail gaming tavern liquor license for its casino, hotel and restaurant operations.

NEVADA

     Accordingly, no person directly or indirectly interested in any of the Colorado Casinos may be directly or indirectly interested in most other types of liquor licenses. Further, no person can hold more than three retail gaming tavern liquor licenses. The remedies of certain lenders may be limited by applicable liquor laws and regulations.

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

FLORIDA

     On June 15, 1995, the Florida Department of Business and Professional Regulation, acting through its division of pari-mutuel wagering (the "Florida
Division"), issued its final order approving Pompano Park as a pari-mutuel wagering permit holder for harness and quarter horse racing at Pompano Park. The Florida Division approved Pompano Park's license to conduct a total of 155 live evening performances for the season beginning July 1, 2002 to June 30, 2003. Although we do not presently intend to conduct quarter horse racing operations at Pompano Park, we may do so in the future, subject to Florida Division approval. The Florida Division must approve any transfer of 10% or more of stock of a pari-mutuel racing permit holder such as Pompano Park.

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

     Pursuant to a Florida Division order and recent enactments to the Florida Statute, Pompano Park is also authorized to conduct full-card pari-mutuel wagering on: (1) simulcast harness races from outside Florida throughout the racing season and (2) night thoroughbred races within Florida if the thoroughbred permit holder has decided to simulcast night races. Pompano Park has been granted the exclusive right in Florida to conduct full-card simulcasting of harness racing on days during which no live racing is held at Pompano Park. However, on non-race days, Pompano Park must offer to rebroadcast its simulcast signals to pari-mutuel facilities that are not thoroughbred parks in Pompano Park's market area. In addition, Pompano Park may transmit its live races into any dog racing or jai alai facility in Florida, including Dade and Broward counties, for intertrack wagering. The Florida Statute establishes the percentage split between Pompano Park and the other facilities receiving such signals. Recent legislation in Florida provided certain reductions in applicable tax and license fees related to intertrack wagering on broadcasts of simulcast harness racing and thoroughbred racing. We believe that simulcast rights at Pompano Park and the recent changes in the Florida Statute are important to Pompano Park's operating results.

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

The  Isle-Lake  Charles

     We own approximately 2.7 acres and lease approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This lease currently expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.5 million per year and is subject to increases based on the Consumer Price Index (CPI) and the construction of additional hotel facilities on the property.

The  Isle-Biloxi

     We lease the Biloxi berth from the Biloxi Port Commission at an annual rent of the greater of $500,000 or 1% of the gross gaming revenue net of state and local gaming taxes. The lease terminates on July 1, 2004 and we have the option to renew it for seven additional terms of five years each subject to increases based on the CPI, limited to 6% for each renewal period.

     We lease our land-based facilities from the City of Biloxi and the Mississippi Secretary of State at an annual rent of $530,000 per year, plus 3% of the Isle-Biloxi's gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2004, but it is renewable at our option for five additional terms of five years each and a sixth option renewal term, concluding on January 31, 2034, subject to rent increases based on the CPI, limited to 6% for each renewal period. In April 1994, we entered into an addendum to this lease that requires us to pay 4% of our gross non-gaming revenue, net of sales tax, complimentaries and discounts. Additional rent will be due to the City of Biloxi for the amount of any increase from and after January 1, 2016, in the rent due to the State Institutions of Higher Learning under a lease between the City of Biloxi and the State Institutions of Higher Learning and for any increases in certain tidelands leases between the City of Biloxi and the State of Mississippi.

     In April 1994, in connection with the construction of a hotel, we entered into a lease for additional land adjoining the Isle-Biloxi. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of 25 years, with options to renew for six additional terms of ten years each and a final option period concluding December 31, 2085. Annual rent is $444,000 plus 4% of gross non-gaming revenue, as defined in the lease, and renewals are subject to rent increases based on the CPI. The annual rent is adjusted after each five-year period based on increases in the CPI, limited to a 10% increase in any five-year period. The annual rent will increase 10 years after the commencement of payments pursuant to a termination of lease and settlement agreement, to an amount equal to the sum of annual rent as if it had been $500,000 annually plus adjustments thereto based on the CPI.

     In August 2002, we entered into a lease for two additional parcels of land adjoining the Isle-Biloxi and also the hotel. On the parcel adjoining the Isle-Biloxi, we are constructing a multi-level parking garage that will have approximately 1,000 parking spaces. We expect that this garage will be completed and in operation by early 2004. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. We plan to construct a 400 room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, we may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi

Secretary of State is for an initial term of 40 years, with one option to renew for an additional 25 years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease initially will be at least a minimum amount of $2,500,000 for the lease year ending July 31, 2003, such minimum to increase thereafter over time in accordance with a formula based on anticipated timing for completion of the parking garage construction and the hotel construction, up to a minimum rent of $3,733,000. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum. We have a further annual rent obligation under this lease capped at $125,000 (although it may be a lesser amount) for up to two years; this rent obligation is not included in the minimum rent calculations.

     In connection with and pursuant to a settlement between the City of Biloxi and the State of Mississippi concerning the control and management area where the Isle-Biloxi is located, we also have agreed to pay the City of Biloxi's lease obligations to the State of Mississippi. This amount is $500,000 per year, payable on June 30, subject to increases based on the CPI and decreases if there are other tenants of the subject property. This obligation ends after June 2018, but may be renewed for 30 years.

     We have also entered into a joint venture arrangement to sublease property containing a two-level parking garage next to the Isle-Biloxi. Our annual rent under this lease is approximately $200,000. The current term is for two years expiring December 31, 2004, with a renewal option for another two years (under which our annual rent would increase to approximately $212,500).

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

The  Isle-Natchez

     Through numerous lease agreements, we lease approximately 64 acres of land in Natchez, Mississippi that is used in connection with the operations of the Isle-Natchez. Unless terminated by us at an earlier date, the lease expiration dates vary from 2002-2037. Rents under the leases currently total approximately $97,000 per month. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We own approximately 6 acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

The  Isle-Vicksburg

     We own approximately 13.1 acres of land in Vicksburg, Mississippi for use in connection with the Isle-Vicksburg. We own an additional 13 acres of land in Vicksburg on which we operate off-site parking and a recreational vehicle park. We also entered into a lease for approximately five acres of land adjacent to the Isle-Vicksburg to be used for additional parking.

The  Isle-Boonville

     We lease the site from the City of Boonville under a lease agreement, which has a term of 99 years. We were required to pay $1.7 million to the City of Boonville as a lump sum rent payment during construction of the casino. There was no rent due after the casino opening date.

     In addition, in the first year after the casino opened, we were required to pay the City of Boonville a minimum of $0.8 million based on a 3.5% tax on gaming revenue. For every dollar in excess of the minimum $0.8 million in tax payments received by the City of Boonville, up to a maximum of $1.0 million, the City of Boonville would be required to pay a dollar for dollar rebate up to $0.2 million. We received the $0.2 million rebate from the City of Boonville during the fiscal year ended April 27, 2003, from the admission fees.

The  Isle-Kansas  City

     We lease approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City facility. The term of the lease is 5 years and we have the option to renew the lease for 8 additional terms of 5 years each. Rent under the lease is currently $3.0 million per year, subject to the higher of $3.0 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

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

The  Isle-Marquette

     We lease the dock site in Marquette, Iowa that is used in connection with the operations of the Isle-Marquette. The lease expires in 2019, and rent under the lease is currently $15,000 per month, plus $0.50 per passenger, plus 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million. We also rent approximately 5 acres of land used for the employee parking lot. That is a month-to-month rental of $833. We also own approximately 25 acres of land for the pavilion, hotel, satellite offices, warehouse, lots by the marina, and other property.

The  Rhythm  City-Davenport

     We lease approximately 12 acres of land in Davenport, Iowa used in connection with the operations of Rhythm City-Davenport and own a 191-room hotel on approximately one acre of land located several blocks northeast of the Rhythm City-Davenport.

The  Isle-Black  Hawk

     We own approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with the Isle-Black Hawk.

The  Colorado  Central  Station-Black  Hawk

     We own and lease approximately 7.1 acres of land in Black Hawk, Colorado for use in connection with the Colorado Central Station-Black Hawk. We lease additional parcels of land adjoining the Colorado Central Station-Black Hawk for parking. This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding June 1, 2094. Annual rent is $370,000 and renewals are subject to 20% rent increases over the rate of the previous term. We also entered into a lease for additional parking. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is $1.5 million indexed to correspond to any rise or fall in the cost of living at one-year intervals beginning June 1, 1996, not to exceed 3% difference from the previous year's rate.

The  Colorado  Grande-Cripple  Creek

     We lease approximately 0.57 acres of land in Cripple Creek, Colorado for use in connection with our land-based facilities. We lease this land at an annual rent at the greater of $144,000 or 5% of Colorado Grande-Cripple Creek's adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021.

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

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.2 million as of April 27, 2003 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens Administrative Court of First Instance. An appeal of this matter was heard on January 22, 2003, which has been rejected. A further appeal is possible. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

     On December 6, 2002, a panel of arbitrators in St. Louis, Missouri issued an award that we were liable for $4.5 million in damages in connection with a lease of real estate located near Kimmswick, Jefferson County, Missouri. We have filed a motion in the United States District Court for the Eastern District of Missouri seeking to vacate the arbitration award. The case has been moved to the state court. We recognized an additional $1.8 million in expense during the second quarter ended October 27, 2002, in order to bring the total amount accrued for this loss contingency to $4.5 million, notwithstanding the motion to vacate.

     On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri, against us and a subsidiary, alleging a breach of a 1993 contract entered into by the County, that subsidiary, and guaranteed by Lady Luck Gaming Corporation (now our wholly owned subsidiary) relating to the development of a casino-site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. The case has been moved to the state court. The outcome of this matter cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

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




                                       HIGH    LOW
                                       ------  ------
Fiscal Year Ended April 25, 2004
First Quarter (through June 12, 2003)  $14.54  $12.83

Fiscal Year Ended April 27, 2003
First Quarter . . . . . . . . . . . .  $22.89  $16.00
Second Quarter. . . . . . . . . . . .   22.65   12.05
Third Quarter . . . . . . . . . . . .   14.06   11.75
Fourth Quarter. . . . . . . . . . . .   13.01   11.14

Fiscal Year Ended April 28, 2002
First Quarter . . . . . . . . . . . .  $10.25  $ 7.75
Second Quarter. . . . . . . . . . . .    9.24    6.49
Third Quarter . . . . . . . . . . . .   16.17    8.82
Fourth Quarter. . . . . . . . . . . .   21.50   14.42

(b)     Holders  of Common Stock.  As of June 12, 2003, there were 1,526 holders
        ------------------------
of  record  of  our  common  stock.

(c)     Dividends.  We have never declared or paid any dividends with respect to
        ---------
our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of the company. In addition, our Senior Secured Credit Facility and the indentures governing our 8.75% Senior Subordinated Notes and our 9.00% Senior Subordinated Notes limit our ability to pay dividends. See "Item 8-Financial Statements and Supplementary Data-Isle of Capri Casinos, Inc.-Notes to Consolidated Financial Statements-Note 9." Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1-Business-Regulation and Licensing."

(d)     Equity Compensation Plans.  Information concerning our equity
        -------------------------
compensation plans is contained in "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM  6.    SELECTED  CONSOLIDATED  FINANCIAL  AND  OTHER  DATA.

     The following table presents our selected consolidated financial data for the five most recent fiscal years, which is derived from our audited consolidated financial statements and the notes to those statements. Because the data in this table does not provide all of the data contained in our consolidated financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, including the related notes contained elsewhere in this document and other data we have filed with the U.S. Securities and Exchange Commission.





                                                           FISCAL YEAR ENDED (1)
                                               ---------------------------------------------
                                                                 APRIL 27,                     APRIL 28,    APRIL 29,
                                                                   2003                          2002         2001
                                               ---------------------------------------------  -----------  -----------
INCOME STATEMENT DATA:                         (dollars in millions, except per share data)
Operating revenues:
  Casino. . . . . . . . . . . . . . . . . . .  $                                    1,051.5   $  1,057.0   $    957.1
  Rooms . . . . . . . . . . . . . . . . . . .                                          49.2         56.0         50.7
  Pari-mutuel commissions and fees. . . . . .                                          23.9         23.5         22.2
  Food, beverage and other. . . . . . . . . .                                         140.8        152.1        148.3
                                               ---------------------------------------------  -----------  -----------
    Gross revenues. . . . . . . . . . . . . .                                       1,265.4      1,288.6      1,178.3
    Less promotional allowances . . . . . . .                                         199.7        203.3        195.5
                                               ---------------------------------------------  -----------  -----------
      Net revenues. . . . . . . . . . . . . .                                       1,065.7      1,085.3        982.8
Operating costs and expenses:
  Casino. . . . . . . . . . . . . . . . . . .                                         191.8        203.9        192.2
  Gaming taxes. . . . . . . . . . . . . . . .                                         229.5        227.0        192.6
  Rooms.. . . . . . . . . . . . . . . . . . .                                          11.6         13.3         12.1
  Pari-mutuel.. . . . . . . . . . . . . . . .                                          16.9         16.8         16.2
  Food, beverage and other. . . . . . . . . .                                          34.1         35.8         32.0
  Marine and facilities . . . . . . . . . . .                                          65.9         70.0         63.6
  Marketing and administrative. . . . . . . .                                         273.6        277.0        249.6
  Valuation charge. . . . . . . . . . . . . .                                           1.9         61.4          1.0
  Preopening expenses . . . . . . . . . . . .                                             -          3.9          0.2
  Other charges . . . . . . . . . . . . . . .                                             -            -          8.2
  Depreciation and amortization.. . . . . . .                                          76.6         72.1         69.1
                                               ---------------------------------------------  -----------  -----------
    Total operating expenses. . . . . . . . .                                         901.9        981.2        836.8
                                               ---------------------------------------------  -----------  -----------
Operating income. . . . . . . . . . . . . . .                                         163.8        104.1        146.0
  Interest expense. . . . . . . . . . . . . .                                         (82.6)       (89.2)       (98.9)
  Interest income . . . . . . . . . . . . . .                                           0.6          0.9          5.1
  Minority interest . . . . . . . . . . . . .                                          (9.5)        (7.7)        (6.4)
  Equity in income (loss) of
    unconsolidated joint ventures . . . . . .                                             -            -         (0.2)
                                               ---------------------------------------------  -----------  -----------
Income before income taxes and
  extraordinary loss. . . . . . . . . . . . .                                          72.3          8.1         45.6
    Income tax provision. . . . . . . . . . .                                          26.7          3.8         20.5
                                               ---------------------------------------------  -----------  -----------
Income before extraordinary loss. . . . . . .                                          45.6          4.3         25.1
  Extraordinary loss on extinguishment
    of debt, net of applicable income tax
    benefit . . . . . . . . . . . . . . . . .                                             -         (4.3)           -
                                               ---------------------------------------------  -----------  -----------
Net income (loss).. . . . . . . . . . . . . .  $                                       45.6   $        -   $     25.1
                                               =============================================  ===========  ===========
Adjusted income before extraordinary loss (2)                                           N/A          N/A   $     35.0
                                                                                                           ===========
Adjusted net income (loss) (2). . . . . . . .                                           N/A          N/A   $     35.0
                                                                                                           ===========

                            (Footnotes follow table)




                                                APRIL 30,    APRIL 25,
                                                  2000         1999
                                               -----------  -----------
INCOME STATEMENT DATA:
Operating revenues:
  Casino. . . . . . . . . . . . . . . . . . .  $    619.4   $    424.4
  Rooms . . . . . . . . . . . . . . . . . . .        24.8         19.1
  Pari-mutuel commissions and fees. . . . . .        22.0         21.4
  Food, beverage and other. . . . . . . . . .        93.6         65.2
                                               -----------  -----------
    Gross revenues. . . . . . . . . . . . . .       759.8        530.1
    Less promotional allowances . . . . . . .       113.1         73.2
                                               -----------  -----------
      Net revenues. . . . . . . . . . . . . .       646.7        456.9
Operating costs and expenses:
  Casino. . . . . . . . . . . . . . . . . . .       116.1         77.7
  Gaming taxes. . . . . . . . . . . . . . . .       122.6         86.9
  Rooms.. . . . . . . . . . . . . . . . . . .         5.8          3.9
  Pari-mutuel.. . . . . . . . . . . . . . . .        16.4         15.7
  Food, beverage and other. . . . . . . . . .        19.1         14.2
  Marine and facilities . . . . . . . . . . .        39.9         28.2
  Marketing and administrative. . . . . . . .       164.5        116.9
  Valuation charge. . . . . . . . . . . . . .           -          5.1
  Preopening expenses . . . . . . . . . . . .         3.4          3.3
  Other charges . . . . . . . . . . . . . . .           -            -
  Depreciation and amortization.. . . . . . .        42.3         36.3
                                               -----------  -----------
    Total operating expenses. . . . . . . . .       530.1        388.2
                                               -----------  -----------
Operating income. . . . . . . . . . . . . . .       116.6         68.7
  Interest expense. . . . . . . . . . . . . .       (60.4)       (48.6)
  Interest income . . . . . . . . . . . . . .         4.7          2.9
  Minority interest . . . . . . . . . . . . .        (3.7)         2.2
  Equity in income (loss) of
    unconsolidated joint ventures . . . . . .         0.3         (1.3)
                                               -----------  -----------
Income before income taxes and
  extraordinary loss. . . . . . . . . . . . .        57.5         23.9
    Income tax provision. . . . . . . . . . .        25.4         11.8
                                               -----------  -----------
Income before extraordinary loss. . . . . . .        32.1         12.1
  Extraordinary loss on extinguishment
    of debt, net of applicable income tax
    benefit . . . . . . . . . . . . . . . . .        (1.0)       (36.3)
                                               -----------  -----------
Net income (loss).. . . . . . . . . . . . . .  $     31.1   $    (24.2)
                                               ===========  ===========
Adjusted income before extraordinary loss (2)  $     37.7           N/A
                                               ===========
Adjusted net income (loss) (2). . . . . . . .  $     36.7           N/A
                                               ===========

                            (Footnotes follow table)





                                                        FISCAL YEAR ENDED (1)
                                            ---------------------------------------------
                                                              APRIL 27,                     APRIL 28,    APRIL 29,    APRIL 30,
                                                                2003                          2002         2001         2000
                                            ---------------------------------------------  -----------  -----------  -----------
INCOME STATEMENT DATA (CONTINUED):          (dollars in millions, except per share data)
Income (loss) per common share:
  Basic. . . . . . . . . . . . . . . . . .  $                                       1.57   $        -   $     0.84   $     1.18
  Diluted. . . . . . . . . . . . . . . . .  $                                       1.50   $        -   $     0.80   $     1.11
Adjusted income per common share before
   extraordinary loss:
  Basic (2). . . . . . . . . . . . . . . .  $                                       1.57   $     0.15   $     1.17   $     1.43
  Diluted (2). . . . . . . . . . . . . . .  $                                       1.50   $     0.15   $     1.11   $     1.35
Adjusted income per common share:
  Basic (2). . . . . . . . . . . . . . . .  $                                       1.57   $        -   $     1.17   $     1.40
  Diluted (2). . . . . . . . . . . . . . .  $                                       1.50   $        -   $     1.11   $     1.32

OTHER DATA:
Net cash provided by (used in):
  Operating activities . . . . . . . . . .  $                                      138.2   $    153.6   $     74.2   $    130.5
  Investing activities.. . . . . . . . . .  $                                     (140.6)  $   (100.5)  $   (225.4)  $   (258.0)
  Financing activities . . . . . . . . . .  $                                        6.4   $     53.2   $     59.9   $    210.3
Capital expenditures . . . . . . . . . . .  $                                       58.4   $     98.3   $    159.3   $    104.6

OPERATING DATA:
Number of slot machines (3). . . . . . . .                                        13,755       14,649       13,604       12,018
Number of table games (3). . . . . . . . .                                           335          383          395          413
Number of hotel rooms (3). . . . . . . . .                                         2,854        3,869        3,912        2,538
Average daily occupancy rate(4). . . . . .                                          78.9%        85.0%        85.3%        84.9%

BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . .  $                                       80.6   $     76.6   $     76.7   $    168.0
Total assets.. . . . . . . . . . . . . . .                                       1,408.2      1,345.6      1,382.9      1,305.5
Long-term debt, including current portion.                                       1,028.0      1,009.3      1,039.1        962.9
Stockholders' equity.. . . . . . . . . . .                                         203.9        159.2        166.0        155.5





                                             APRIL 25,
                                               1999
                                            -----------
INCOME STATEMENT DATA (CONTINUED):
Income (loss) per common share:
  Basic. . . . . . . . . . . . . . . . . .  $    (1.03)
  Diluted. . . . . . . . . . . . . . . . .  $    (1.01)
Adjusted income per common share before
   extraordinary loss:
  Basic (2). . . . . . . . . . . . . . . .          N/A
  Diluted (2). . . . . . . . . . . . . . .          N/A
Adjusted income per common share:
  Basic (2). . . . . . . . . . . . . . . .          N/A
  Diluted (2). . . . . . . . . . . . . . .          N/A

OTHER DATA:
Net cash provided by (used in):
  Operating activities . . . . . . . . . .  $     65.2
  Investing activities.. . . . . . . . . .  $    (52.0)
  Financing activities . . . . . . . . . .  $     19.5
Capital expenditures . . . . . . . . . . .  $     95.0

OPERATING DATA:
Number of slot machines (3). . . . . . . .       6,009
Number of table games (3). . . . . . . . .         217
Number of hotel rooms (3). . . . . . . . .       1,271
Average daily occupancy rate.. . . . . . .        93.4%

BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . .  $     85.1
Total assets.. . . . . . . . . . . . . . .       676.5
Long-term debt, including current portion.       532.8
Stockholders' equity.. . . . . . . . . . .        62.0


  (1) The operating results and data presented for fiscal year 1999 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Tunica that opened July 26, 1999 and the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, and the Isle-Marquette that we acquired on March 2, 2000. The operating results and data presented for fiscal years prior to fiscal 2001 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Kansas City that we acquired on June 6, 2000, the Lady Luck-Las Vegas that we acquired on September 12, 2000, and the Rhythm City-Davenport that we acquired on October 10, 2000. The operating results and data presented for fiscal years prior to fiscal 2002 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Boonville that opened on December 6, 2001. The operating results and data presented for fiscal years prior to fiscal 2003 are not comparable to other fiscal years presented as we ceased operations at the Isle-Tunica on September 3, 2002, and acquired the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek on April 22, 2003.

  (2) Excludes amortization of goodwill and other indefinite lived intangible assets.

  (3)  This  data  is  as  of  the  end  of  the  respective  period.

  (4) The data presented for fiscal years prior to 2003 is not comparable to other fiscal years presented due to the exclusion of the 227 Isle-Tunica and the 792 Lady Luck-Las Vegas hotel rooms.

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

GOODWILL

     At April 27, 2003, we had goodwill and other intangible assets of $401.7 million, representing 29% of total assets. Effective April 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which established a new method of testing goodwill and other intangible assets using a fair-value based approach and does not permit amortization of goodwill as was previously required. Upon adoption, amortization of goodwill and other intangible assets ceased.

     SFAS 142 requires that goodwill and other intangible assets be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the Company below its book value. Should circumstances change or events occur to indicate that the fair market value of the Company has fallen below its book value, management must then compare the estimated fair value of goodwill and other intangible assets to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash component of operating income. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal 2003 and determined that goodwill and other indefinite lived intangible assets were not impaired. This test required comparison of the estimated fair value of each property to book value, including goodwill and other intangible assets. The estimated fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

PROPERTY  AND  EQUIPMENT

     At April 27, 2003, we had property and equipment of $841.3 million, representing 60% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with the Company's "all properties other capital improvements," program include individual capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. Effective April 29, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

SELF-INSURANCE  LIABILITIES

     We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers' compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for these liabilities based on claims filed and estimates of claims incurred but not reported. We also rely on independent consultants to assist in the determination of estimated accruals. While the total cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments.

INCOME  TAX  ASSETS  AND  LIABILITIES

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that we recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax bases of assets or liabilities and their reported amounts in financial statements. SFAS 109 also requires that any deferred tax asset recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable.

     The deferred tax assets and liabilities, as well as the need for a valuation allowance, are evaluated on a quarterly basis and adjusted if necessary. We use forecasted future operating results and consider enacted tax laws and rates in determining if the valuation allowance is sufficient. We operate in multiple taxing jurisdictions and are therefore subject to varying tax laws and potential audits, which could impact our assessments and estimates.

CONTINGENCIES

     We are involved in various legal proceedings and have identified certain loss contingencies. We record liabilities related to these contingencies when it is determined that a loss is probable and reasonably estimable. These assessments are based on our knowledge and experience as well as the advice of legal counsel regarding current and past events. Any such estimates are also subject to future events, court rulings, negotiations between the parties and other uncertainties. If an actual loss differs from our estimate, or the actual outcome of any of the legal proceedings differs from expectations, operating results could be impacted.

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

GENERAL

     Our results of operations for the twelve months ended April 27, 2003, reflect the consolidated operations of all of our subsidiaries, and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas and Pompano Park. Isle-Tunica ceased casino operations on September 3, 2002, which was 33 days prior to the sale of assets to Boyd Casino Strip, LLC on October 7, 2002. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas but will continue to operate the casino until the purchaser's designated gaming operator receives regulatory approval. Results also include the Colorado Central Station-Black Hawk and the Colorado
Grande-Cripple  Creek  subsequent  to  their  acquisition  on  April  22,  2003.

     Our results of operations for the twelve months ended April 28, 2002, reflect the consolidated operations of all of our subsidiaries, and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas and Pompano Park. Results also include the Isle-Boonville subsequent to its opening on December 6, 2001.

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

     On April 22, 2003, the Isle-Black Hawk acquired the Colorado casino operations of International Game Technology, Inc. ("IGT") for $84.0 million adjusted for certain working capital adjustments. The Colorado casino operations of IGT consist of the Colorado Central Station-Black Hawk, located in Black Hawk, and the Colorado Grande-Cripple Creek, located in Cripple Creek. The Isle-Black Hawk plans to invest approximately $75.0 million in Black Hawk to significantly increase covered parking for both properties; add additional casino space, hotel rooms and restaurants; and connect the properties by means of a skywalk that can service both the Isle-Black Hawk and the Colorado Central Station-Black Hawk. This expansion has been delayed until after the outcome of a proposed statewide referendum on Video Lottery Terminals ("VLTs") at racetracks in Colorado has been determined in November 2003.

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

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  APRIL 27, 2003 COMPARED TO FISCAL YEAR ENDED APRIL 28, 2002

     Gross revenues for the fiscal year ended April 27, 2003, were $1.3 billion, which included $1.1 billion of casino revenue, $49.2 million of rooms revenue, $23.9 million of pari-mutuel commissions and $140.9 million of food, beverage and other revenue. This compares to gross revenues for the fiscal year ended April 28, 2002 of $1.3 billion, which included $1.1 billion of casino revenue, $56.0 million of rooms revenue, $23.5 million of pari-mutuel commissions and $152.2 million of food, beverage and other revenue.

     Casino revenue remained constant year over year on a company-wide basis. A $38.4 million increase in revenue attributable to a full year of operations at the Isle-Boonville was offset by a $23.0 million decrease in revenue at the Isle-Lake Charles due to new competition and a $22.7 million decrease at the Isle-Tunica attributable to closing the property on September 3, 2002.

    Rooms revenue decreased $6.7 million or 12.0% compared to prior year. The decrease was primarily attributed to a decrease of 1,019 hotel rooms resulting from the sale of the Isle-Tunica and the Lady Luck-Las Vegas.

     Food, beverage, pari-mutuel and other revenue decreased $11.0 million or 6.2% when compared to the prior year primarily as a result of the sale of the Isle-Tunica and the Lady Luck-Las Vegas.

     Casino operating expenses for the fiscal year ended April 27, 2003 totaled $191.8 million, or 18.2% of casino revenue, versus $203.9 million, or 19.3% of casino revenue, for the fiscal year ended April 28, 2002. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The decrease in casino operating expenses is primarily the result of closing the Isle-Tunica, a low margin property.

     For the fiscal year ended April 27, 2003, state and local gaming taxes totaled $229.5 million, or 21.8% of casino revenue, compared to $227.1 million, or 21.5% of casino revenue, for the fiscal year ended April 28, 2002, which is consistent with each state's gaming tax rate for the applicable fiscal years. Gaming taxes increased because a larger percentage of our casino revenue was earned in Missouri, a higher gaming tax jurisdiction, than in the previous year due to the opening of the Isle-Boonville and a 1.0% increase in the tax rate at the Isle-Bossier City effective April 1, 2002. An additional 1.0% increase in the tax rate at the Isle-Bossier City became effective on April 1, 2003.

     Operating expenses for the fiscal year ended April 27, 2003, also included room expenses of $11.6 million, or 23.5% of gross room revenue compared to $13.3 million or 23.8% of gross room revenue for the fiscal year ended April 28, 2002. The $1.8 million or 13.3% decrease in rooms expense was comparable to the decrease in rooms revenue.

     Pari-mutuel operating costs of Pompano Park totaled $16.9 million for the fiscal year ended April 27, 2003, compared to $16.8 million for the fiscal year ended April 28, 2002. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. Pari-mutuel operating costs as a percentage of pari-mutuel revenues have remained relatively stable at 70.7% for the fiscal year ended April 27, 2003, compared to 71.4% in the prior fiscal year.

     Food, beverage and other expenses totaled $34.1 million for the fiscal year ended April 27, 2003, compared to $35.8 million for the fiscal year ended April 28, 2002. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses. Food, beverage and other operating expenses as a percentage of gross food, beverage and other revenues increased from 23.5% for the fiscal year ended April 28, 2002, to 24.2% for the fiscal year ended April 27, 2003 as a result of the start up costs of the restaurants at the Isle-Boonville.

     Marine and facilities expenses totaled $65.9 million, or 6.2% of net revenue, for the fiscal year ended April 27, 2003, versus $70.0 million, or 6.5% of net revenue for the fiscal year ended April 28, 2002. These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions. The $4.1 million, or 5.9% decrease was primarily the result of the sale of the Isle-Tunica and the Lady Luck-Las Vegas.

     Marketing and administrative expenses totaled $273.6 million, or 25.7% of net revenue for the fiscal year ended April 27, 2003, versus $277.0 million, or 25.5% of net revenue for the fiscal year ended April 28, 2002. Marketing expenses included salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The $3.4 million decrease in marketing and administrative expenses, or 0.3% of net revenue, is primarily due to a $2.6 million litigation settlement at the Isle-Lake Charles that was expensed in fiscal 2002 and recovered as income in fiscal 2003, offset by a $1.7 million increase due to increased competition.

     The valuation charge for the fiscal year ended April 27, 2003, totaling $1.9 million is a reserve for a loss contingency against the investment to date in Ardent Gaming, L.L.C., an unrelated third party. The system being developed under the joint venture is substantially past due and we believe it is probable that we will not recover our investment. The valuation charge for the fiscal year ended April 28, 2002, totaling $61.4 million reflects the impairment charge of $59.2 million related to the write-down of our assets at the Isle-Tunica and the Lady Luck-Las Vegas. On March 14, 2002, our Board of Directors resolved to sell or otherwise dispose of the property and equipment at the Isle-Tunica and the Lady Luck-Las Vegas. As such, we recorded an impairment write-down of $59.2 million, representing the difference between the Isle-Tunica's and the Lady Luck-Las Vegas' carrying values of $80.7 million and their estimated fair values (less estimated costs to sell) of $21.5 million. We ceased casino operations at the Isle-Tunica on September 3, 2002, which was 33 days prior to the sale of assets to Boyd Casino Strip, LLC on October 7, 2002. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas but will continue to operate the casino until the purchaser's designated gaming operator receives regulatory approval. As a result, the results of operations include the gaming operations for the Lady Luck-Las Vegas for the periods presented. Also included in fiscal 2002 was an impairment charge of $2.2 million relating to marine assets that have been in storage for future development and are currently offered for sale.

     Depreciation and amortization expense was $76.6 million for the fiscal year ended April 27, 2003, and $72.1 million for the fiscal year ended April 28, 2002. These expenses relate to property and equipment. Depreciation expense increased by $4.6 million in fiscal 2003 as compared to the prior year consistent with an increase in fixed assets placed into service or acquired. During the fourth quarter of fiscal 2002, we reclassified the Isle-Tunica's and the Lady Luck-Las Vegas' property and equipment as assets held for sale under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" due to the impairment of the assets. Under this classification, we ceased depreciating these assets. We estimate that the benefit from suspending depreciation associated with the assets held for sale was approximately $7.1 million in fiscal 2003.

     Interest expense was $82.0 million for the fiscal year ended April 27, 2003 net of capitalized interest of $0.2 million and interest income of $0.6 million versus $88.3 million for the fiscal year ended April 28, 2002 net of capitalized interest of $1.3 million and interest income of $0.9 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $5.6 million net of interest income of $0.1 million related to the Isle-Black Hawk is included in interest expense for the fiscal year ended April 27, 2003. This compares to interest expense of $9.7 million net of interest income of $0.2 million for the fiscal year ended April 28, 2002.

     Our effective tax rate was 37.0% for the fiscal year ended April 27, 2003, as compared to 46.5% prior to extraordinary items for the fiscal year ended April 28, 2002, which includes the effects of non-deductible goodwill amortization for income tax purposes. The effective tax rate for the fiscal year ended April 28, 2002, was high as a result of the relatively lower pretax book earnings related to the valuation charge for the Isle-Tunica and the Lady Luck-Las Vegas and low state income tax benefit rate related to the impairment of these assets.

FISCAL  YEAR  ENDED  APRIL 28, 2002 COMPARED TO FISCAL YEAR ENDED APRIL 29, 2001

     Gross revenues for the fiscal year ended April 28, 2002, were $1.3 billion, which included $1.1 billion of casino revenue, $56.0 million of rooms revenue, $23.5 million of pari-mutuel commissions and $152.2 million of food, beverage and other revenue. This compares to gross revenues for the fiscal year ended April 29, 2001, of $1.2 billion, which included $957.1 million of casino revenue, $50.7 million of rooms revenue, $22.2 million of pari-mutuel commissions and $148.3 million of food, beverage and other revenue.

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

     Food, beverage, pari-mutuel and other revenue increased $3.9 million when compared to the prior year primarily as a result of a $3.5 million increase in food, beverage and other revenue at the Rhythm City-Davenport due to the full year of operations, $3.0 million in such revenue generated by the Isle-Boonville that opened in the third fiscal quarter of this year, partially offset by the
$2.2  million  decline  in  such  revenue  at  the  Isle-Biloxi.   Pari-mutuel
commissions and fees have remained relatively stable compared to the prior year.

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

     Operating expenses for the fiscal year ended April 28, 2002, also included room expenses of $13.3 million or 23.8% of gross room revenue from the hotels at all casino properties except the Isle-Boonville compared to $12.1 million or 23.8% of gross room revenue for the fiscal year ended April 29, 2001, for the same properties. The $1.3 million or 10.5% increase in rooms expense was comparable to the increase in rooms revenue.

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

     Food, beverage and other expenses totaled $35.8 million for the fiscal year ended April 28, 2002, compared to $32.0 million for the fiscal year ended April 29, 2001. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses. Food, beverage and other operating expenses as a percentage of gross food, beverage and other revenues increased from 21.6% for the fiscal year ended April 29, 2001, to 23.5% for the fiscal year ended April 28, 2002 as a result of the start up costs of the restaurants at Isle-Boonville which opened December 6, 2001, and a full year of operating results of Lady Luck-Las Vegas, acquired in September 2000 in the prior fiscal year. Lady Luck-Las Vegas's food and beverage cost expressed as a percentage of food and beverage revenue is significantly higher than other Isle properties.

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

     Marketing and administrative expenses totaled $277.0 million, or 25.5% of net revenue, for the fiscal year ended April 28, 2002, versus $249.9 million, or 25.4% of net revenue, for the fiscal year ended April 29, 2001. Marketing expenses included salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The $24.7 million or 9.9% increase in marketing and administrative expense is comparable with the increase in net revenue. A $2.6 million litigation settlement was expenses at the Isle-Lake Charles. Marketing and administrative expenses as a percentage of net revenue have remained stable.

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

     During the time we held these properties, while the operating results were marginal, management continued to believe that these properties were not impaired. In addition, we had considered whether indicators of impairment of long-lived assets at the Isle-Tunica and the Lady Luck-Las Vegas were present. We considered operating losses and negative cash flows at these properties as indicators of impairment and further evaluated the sum of the estimated undiscounted future cash flows attributable to the assets in question to determine if these cash flows were less than their carrying amounts. Some of the assumptions that were used in connection with the estimate of undiscounted cash flows included current operating results, costs associated with the ongoing maintenance and improvements of the assets, other operating expenses trends, and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. Based on this evaluation and other factors considered, we determined that a lower valuation of these properties was not appropriate prior to the write-off in the fourth quarter of fiscal 2002.

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

     Depreciation and amortization expense was $72.1 million for the fiscal year ended April 28, 2002, and $69.1 million for the fiscal year ended April 29,
2001. These expenses relate to property and equipment. Depreciation expense increased by $17.7 million compared to the prior year consistent with an increase in fixed assets placed into service or acquired. This increase was partially offset by the elimination of the amortization of goodwill and other intangible assets of $14.7 million in 2002 due to our early adoption of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective April 30, 2001. During the fourth quarter of fiscal 2002, we reclassified the Isle-Tunica's and the Lady Luck-Las Vegas' property and equipment as assets held for sale under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" due to the impairment of the assets. Under this classification, we no longer depreciated these assets. We estimate that the benefit from suspending depreciation associated with the assets held for sale was approximately $7.1 million in fiscal 2002.

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

     Our effective tax rate was 46.5% prior to extraordinary items for the fiscal year ended April 28, 2002, and 44.9% for the fiscal year ended April 29, 2001, which includes the effects of non-deductible goodwill amortization for income tax purposes. The effective tax rate for the fiscal year ended April 28, 2002, was high as a result of the relatively lower pretax book earnings related to the valuation charge for the Isle-Tunica and the Lady Luck-Las Vegas and low state income tax benefit rate related to the impairment of these assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At April 27, 2003, we had cash and cash equivalents of $80.6 million, compared to cash and cash equivalents of $76.6 million at April 28, 2002. The $4.0 million increase in cash and cash equivalents is the net result of $138.2 million net cash provided by operating activities, $140.6 million net cash used in investing activities and $6.4 million net cash provided by financing activities.

INVESTING  ACTIVITIES

     We invested $58.4 million in property and equipment during the fiscal year ended April 27, 2003. The following table reflects expenditures for property and equipment on major projects in fiscal 2003 and 2002 and projected expenditures for these projects.





                                                                            ACTUAL                        PROJECTED
                                                                ------------------------------  -------------------------
                                                                  FISCAL YEAR     FISCAL YEAR      FISCAL YEAR
                                                                   ENDED 4/28/02  ENDED 4/27/03  ENDING 4/25/04 REMAINING
                                                                -----------------------------   ----------     ----------
                               (DOLLARS IN MILLIONS)
PROPERTY                                      PROJECT
---------------------------  -----------------------------------------
Isle-Biloxi . . . . . . . .  Construct hotel & parking facility . . . . $            -  $          6.0  $     25.7  $45.8
Isle-Bossier City . . . . .  Construct hotel & entertainment center . .              -             6.4        43.6      -
Isle-Bossier City . . . . .  Renovate casino. . . . . . . . . . . . . .              -               -         2.0    3.0
Isle-Marquette. . . . . . .  Construct hotel. . . . . . . . . . . . . .              -             0.1         0.8    5.2
Isle-Lake Charles . . . . .  Construct hotel. . . . . . . . . . . . . .            0.4             1.0           -      -
Isle-Lake Charles . . . . .  Renovate & expand casino . . . . . . . . .              -               -        12.1    2.9
Isle-Kansas City. . . . . .  Renovate & expand casino . . . . . . . . .            1.5               -        10.0      -
Isle-Boonville. . . . . . .  Develop casino . . . . . . . . . . . . . .           35.7             0.9           -      -
Rhythm City-Davenport . . .  Renovations . . . . . . . . . .  . . . . .            1.6               -           -      -
Isle-Black Hawk(57% owned).  Expansion . . . . . . . . . . . . .  . . .              -             1.4         8.4   64.7
All . . . . . . . . . . . .  Slot program . . . . . . . . . . . . . . .           32.7            24.1        32.4      -
All . . . . . . . . . . . .  Other capital improvements . . . . . . . .           26.4            18.5        34.2      -
                                                                        --------------  --------------  ----------  -----
                      Total . . . . . . . . . . . . . . . . . . . . . .        $  98.3         $  58.4     $ 169.2 $121.6
                                                                        ==============  ============== ===========  =====

     For the twelve months ended April 27, 2003, we spent $18.5 million on other capital improvements and $24.1 million on our slot program. The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties. We expect to make $34.2 million in capital improvements to maintain our existing facilities and remain competitive in our markets; $32.4 million for our slot program; and $30.0 million for renovations and/or expansion to our casino areas at the Isle-Bossier City, the Isle-Lake Charles and the Isle-Kansas City.

     In August 2002, we announced plans for a $135.0 million expansion at three of our casinos of which $12.5 million was spent during fiscal 2003. The plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

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

      The Isle-Marquette property phase of the plan will include $6.0 million in improvements including a 60-room Inn-at-the-Isle and improved parking. The construction will commence once we have received local and regulatory permits and will last approximately 16 months.

     The Isle-Black Hawk plans to invest approximately $75.0 million in Black Hawk to significantly increase covered parking for both properties; add additional casino space, hotel rooms and restaurants; and connect the properties by means of a skywalk that can service both the Isle-Black Hawk and the Colorado Central Station-Black Hawk. It is expected that approximately $22.0 million of special improvement bonds will be issued by a business improvement district of the City of Black Hawk to fund public improvements which include extending Main Street to connect directly to Colorado Route 119, approximately one half mile closer to Denver. These bonds will be paid from increased property taxes on each of the casinos benefiting from the improvements. This expansion has been delayed until after the outcome of a proposed statewide referendum on VLTs at racetracks in Colorado has been determined in November 2003.

     On July 29, 2002, we entered into an agreement to sell the Isle-Tunica for a cash payment of $7.5 million and were entitled to retain certain personal property valued at $4.7 million. We ceased operation at the Isle-Tunica on September 3, 2002.

     On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas and received a cash payment of $4.4 million and notes receivable of $6.8 million, which were paid in May 2003. A subsidiary of the Company will continue to operate the casino pending the receipt of regulatory approval by the purchaser's designated gaming operator. As a result, the results of operations for fiscal 2003 include the gaming operations of the Lady Luck-Las Vegas.

     The proceeds from these sales approximated the carrying value of the assets. We have presented the sales of the Isle-Tunica and the Lady Luck-Las Vegas in accordance with SFAS 121 as the Company's commitment to a plan of sale was initiated prior to the effective date of SFAS 144.

     On April 22, 2003, the Isle-Black Hawk acquired the Colorado casino operations of International Game Technology, Inc. ("IGT") for $84.0 million adjusted for certain working capital adjustments. The Colorado casino operations of IGT consist of the Colorado Central Station-Black Hawk, located in Black Hawk, and the Colorado Grande-Cripple Creek, located in Cripple Creek.

     All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

FINANCING  ACTIVITIES

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following table provides information at April 27, 2003, about our contractual obligations and commercial commitments. The table presents contractual obligations (in millions) by due dates and related contractual commitments by expiration dates.





                                                            PAYMENTS DUE BY PERIOD
                                                             (dollars in millions)
                                                            -----------------------
CONTRACTUAL OBLIGATIONS                        TOTAL           LESS THAN1 YEAR  1-3 YEARS  4-5 YEARS  AFTER 5 YEARS
                                   -----------------------  -------------------  ---------  ---------  ------------
  Long-Term Debt (1)                  $      1,025.6              $24.7             $38.9      $368.8      $  593.2
                                      -------------------         -----             -----      ------      --------
  Capital Lease Obligations (2)                  2.4                0.1               0.1         0.2           2.0
                                      -------------------          -----            -----      ------      --------
  Operating Leases (2)                       1,163.7               14.3              26.9        22.3       1,100.2
                                      -------------------         -----             -----      ------      --------
  Total Contractual Cash Obligations. $      2,191.7              $39.1             $65.9      $391.3      $1,695.4
-----------------------------------------------------------  ---------------        -----      ------      --------









                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                      (dollars in millions)
                                          -------------------------------------------
OTHER COMMERCIAL COMMITMENTS        TOTAL AMOUNTS COMMITTED    LESS THAN 1 YEAR    1-3 YEARS    4-5 YEARS    OVER 5 YEARS
                                   -------------------------   ----------------    ---------    ---------    ------------
  Lines of Credit (1)                          $  294.0           $ 4.0                 $ -       $290.0             $-
                                   -------------------------   ----------------    ---------    ---------    ------------
  Standby Letters of Credit (3)                     9.0             9.0                   -            -              -
                                   -------------------------   ----------------    ---------    ---------    ------------
  Total Commercial Commitments                 $  303.0           $13.0                 $ -       $290.0             $-
                                   -------------------------   ----------------    ---------    ---------    ------------





(1) See Note 9, Long-Term Debt, in the accompanying notes to consolidated financial statements.
(2) See Note 10, Commitments, in the accompanying notes to consolidated financial statements.
(3) Standby letters of credit consists of the following: $3.7 million for gaming taxes, $4.5 million for workers' compensation and $0.8 million for other.

     During the twelve months ended April 27, 2003, we received net cash of $6.4 million primarily in the following financing activities:

-     We received proceeds from the issuance of new debt of $105.0 million.
- We made net reductions to our Revolving Credit Facilities and lines of credit of $69.1 million.
- We made principal payments on our Senior Secured Credit Facility and other debt of $18.0 million.
- We purchased and retired 0.5 million shares of our common stock at a total cost of $5.4 million.
-     We  made  cash  distributions to a minority partner totaling $5.6 million.

     On April 26, 2002, we entered into a Senior Secured Credit Facility, which refinanced our prior facility. This Senior Secured Credit Facility consists of a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008. We are required to make quarterly principal payments on the $250.0 million term loan portion of our amended and restated Senior Secured Credit Facility. Such payments are initially $625,000 per quarter which started in June 2002 and will increase to $59.4 million per quarter beginning in June 2007. In addition, we are required to make substantial quarterly interest payments on the outstanding balance of our Senior Secured Credit Facility. The proceeds were used to refinance $336.8 million of the prior facility.

     Our Senior Secured Credit Facility, among other things, limits our ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, our credit facility requires us to meet certain financial ratios and tests, including: a minimum consolidated net worth test, a maximum consolidated total leverage test, a maximum consolidated senior leverage test, and a minimum consolidated fixed charge coverage test.

     We expect that available cash and cash from future operations, as well as borrowings under our Senior Secured Credit Facility and lines of credit will be sufficient to fund future expansion and planned capital expenditures, service senior debt, and meet working capital requirements. As of April 27, 2003, we had $247.0 million of unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $40.0 million of unused credit capacity with the Isle-Black Hawk's Senior Secured Credit Facility and $1.1 million of available credit from other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, either LIBOR or our lender's prime rate plus the applicable interest rate spread, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender's prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

     We are currently in compliance with all covenants contained in our senior and subordinated debt instruments as of April 27, 2003. If we do not maintain compliance with these covenants, the lenders under the Senior Secured Credit Facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the Senior Secured Credit Facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our Senior Secured Credit Facility. The indentures governing our 8.75% notes and our 9.0% notes limit, among other things, our ability to borrow money, create liens, make restricted payments, and sell assets.

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

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical
Corrections," ("SFAS 145"). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," ("SFAS 4"). SFAS 145 will be effective for fiscal years beginning after May 15, 2002. We will adopt SFAS 145 at the beginning of fiscal 2004, April 28, 2003. Losses on extinguishment of debt previously classified as extraordinary charges will be reclassified to conform to the provisions of SFAS 145. Upon adoption, the extraordinary loss on extinguishment of debt recorded in fiscal 2002 of $4.3 million, net of income tax benefit of $2.7 million, would be reclassified and included in income from operation on a pre-tax basis. As a result, operating income for fiscal 2002 would decrease from $104.1 million to $97.1 million. Net income and earnings per share for fiscal 2002 will remain unchanged.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the Interpretation clarifies the requirements related to the recognition of a liability, for the fair market value of an obligation, by a guarantor at the inception of a guarantee, including the required disclosures of that information in its interim and annual financial statements. If applicable, the initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, " Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"), which currently requires inclusion in consolidated financial statements of subsidiaries in which an enterprise has a majority voting interest. FIN 46 broadens application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For the first fiscal year or interim period beginning after June 15, 2003, the enterprise must apply the Interpretation to variable interest entities in which it holds a variable interest acquired prior to February 1, 2003. We do not expect FIN 46 to have a significant effect on our consolidated financial statements.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Senior Secured Credit Facility and the Isle-Black Hawk Senior Secured Credit Facility.

SENIOR  SECURED  CREDIT  FACILITY
     We entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of our variable rate debt to a fixed-rate basis for the next year, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $150.0 million or 60.6% of our variable rate term debt outstanding under our Senior Secured Credit Facility as of April 27, 2003. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We terminated $50.0 million of interest rate swaps in fiscal 2003. The remaining $150.0 million in interest rate swaps terminate in 2004. We found no portion of the hedging instruments to be ineffective during the fiscal year ended April 27, 2003. Accordingly, no gains or losses have been recognized on these cash flow hedges.

ISLE-BLACK  HAWK  SENIOR  SECURED  CREDIT  FACILITY
     The Isle-Black Hawk entered into three interest rate swap agreements in the fourth quarter of fiscal 2002 that effectively convert portions of their variable rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 23.4% of their variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of April 27, 2003. The interest rate swaps terminate in 2005. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the fiscal year ended April 27, 2003. Accordingly, no gains or losses have been recognized on these cash flow hedges.

     The following table provides information at April 27, 2003, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.





INTEREST RATE SENSITIVITY
PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
AVERAGE INTEREST (SWAP) RATE

FISCAL YEAR
(dollars in millions)                                                   2004    2005    2006     2007     2008   THEREAFTER
---------------------------------------------------------------  ------------  ------  ------  -------  -------  ----------
LIABILITIES
Long-term debt, including current portion
   Fixed rate . . . . . . . . . . . . . . . . . . . . . . . . .  $       2.8   $ 2.5   $ 1.5   $  0.9   $  1.0   $    595.2
   Average interest rate. . . . . . . . . . . . . . . . . . . .          8.8%    8.8%    8.8%     8.8%     8.8%        8.9%

   Variable rate. . . . . . . . . . . . . . . . . . . . . . . .  $      22.0   $14.5   $20.6   $129.6   $237.5   $        -
   Average interest rate (1). . . . . . . . . . . . . . . . . .          4.3%    4.7%    5.5%     6.3%     6.5%  $        -

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest rate swaps
   Pay fixed/receive variable . . . . . . . . . . . . . . . . .  $     150.0   $40.0   $   -   $    -   $    -            -
   Average pay rate . . . . . . . . . . . . . . . . . . . . . .          4.8%    4.2%      -        -        -            -
   Average receive rate . . . . . . . . . . . . . . . . . . . .          1.2%    1.6%      -        -        -            -


INTEREST RATE SENSITIVITY
PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
AVERAGE INTEREST (SWAP) RATE

FISCAL YEAR                                                                FAIR VALUE
(dollars in millions)                                            TOTAL     4/27/2003
---------------------------------------------------------------  -------  ----------

LIABILITIES
Long-term debt, including current portion
   Fixed rate . . . . . . . . . . . . . . . . . . . . . . . . .  $ 603.9  $633.8
   Average interest rate. . . . . . . . . . . . . . . . . . . .

   Variable rate. . . . . . . . . . . . . . . . . . . . . . . .  $ 424.1  $424.1
   Average interest rate (1). . . . . . . . . . . . . . . . . .

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest rate swaps
   Pay fixed/receive variable . . . . . . . . . . . . . . . . .  $ 190.0  $ (5.9)
   Average pay rate . . . . . . . . . . . . . . . . . . . . . .
   Average receive rate . . . . . . . . . . . . . . . . . . . .

(1) Represents the annual average LIBOR from the forward yield curve at April 27, 2003, plus the weighted average margin above LIBOR on all consolidated variable rate debt.

ITEM  8.       FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

                                                                            PAGE
                                                                           -----
ISLE  OF  CAPRI  CASINOS,  INC.

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . .    61
Consolidated Balance Sheets, April 27, 2003 and April 28, 2002 . . . . . .    62
Consolidated  Statements  of  Operations,  Years ended April 27, 2003,
     April 28, 2002 and April 29, 2001 . . . . . . . . . . . . . . . . . .    63
Consolidated  Statements  of  Stockholders'  Equity, Years ended
     April 27, 2003, April  28,  2002 and  April  29,  2001. . . . . . . .    64
Consolidated  Statements  of  Cash  Flows, Years ended April 27, 2003,
     April 28, 2002 and April 29, 2001 . . . . . . . . . . . . . . . . . .    65
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .    67

                         REPORT OF INDEPENDENT AUDITORS

The  Board  of  Directors  and  Stockholders
Isle  of  Capri  Casinos,  Inc.

     We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 27, 2003 and April 28, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 27, 2003, April 28, 2002 and April 29, 2001. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 27, 2003 and April 28, 2002, and the consolidated results of its operations and its cash flows for the years ended April 27, 2003, April 28, 2002 and April 29, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Isle of Capri Casinos, Inc. adopted Statement of Financial Accounting Standards No. 142 in the year ended April 28, 2002.

                                                            ERNST  &  YOUNG  LLP

New  Orleans,  Louisiana
June  12,  2003




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        ASSETS                                  APRIL 27,    APRIL 28,
                                                                                                 2003          2002
                                                                                              -----------  -----------
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   80,639   $   76,597
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,987            -
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,786        9,857
     Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,658            -
     Income tax receivable.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,260            -
     Deferred income taxes.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,433       10,235
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,361       15,113
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         371            -
     Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         250       24,572
                                                                                              -----------  -----------
               Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     135,745      136,374
Property and equipment - net.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     841,332      803,507
Other assets:
     Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     326,309      305,850
     Other intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      75,344       58,744
     Deferred financing costs, net of accumulated amortization of $11,500 in 2003 and
          $7,984 in 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,962       23,730
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,551        3,677
     Prepaid deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,961        4,944
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        8,812
                                                                                              -----------  -----------
               Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,408,204   $1,345,638
                                                                                              ===========  ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .  $   24,757   $   14,176
     Accounts payable trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,630       22,541
     Accrued liabilities:
           Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,132        5,276
           Payroll and related.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      45,578       47,186
           Property and other taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,852       15,673
           Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       13,993
           Progressive jackpots and slot club awards.. . . . . . . . . . . . . . . . . . . .      15,583       11,903
           Other.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,639       27,862
                                                                                              -----------  -----------
               Total current liabilities.. . . . . . . . . . . . . . . . . . . . . . . . . .     156,171      158,610
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .   1,003,230      995,123
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,700            -
Deferred state income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,675        5,415
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,347       16,302
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,177       10,990
Stockholders' equity:
          Preferred stock, $.01 par value; 2,000 shares authorized; none issued. . . . . . .           -            -
          Common stock, $.01 par value; 45,000 shares authorized; shares issued and
             outstanding: 32,377 at April 27, 2003 and 31,826 at April 28, 2002. . . . . . .         322          314
          Class B common stock, $.01 par value; 3,000 shares authorized; none issued . . . .           -            -
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     137,542      135,432
          Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,498)      (1,352)
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     100,346       54,753
          Accumulated other comprehensive loss, net of income tax benefit of $2,527 in 2003
             and $2,364 in 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,284)      (4,061)
                                                                                              -----------  -----------
                                                                                                 232,428      185,086
          Treasury stock, 3,293 shares at April 27, 2003 and 3,107 shares at April 28, 2002      (28,524)     (25,888)
                                                                                              -----------  -----------
          Total stockholders' equity.. . . . . . . . . . . . . . . . . . . . . . . . . . . .     203,904      159,198
                                                                                              -----------  -----------
          Total liabilities and stockholders' equity.. . . . . . . . . . . . . . . . . . . .  $1,408,204   $1,345,638
                                                                                              ===========  ===========

See notes to consolidated financial statements




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 FISCAL YEAR ENDED
                                                                                -------------------
                                                                        APRIL 27,        APRIL 28,    APRIL 29,
                                                                           2003            2002         2001
                                                                  -------------------  -----------  -----------
Revenues:
     Casino. . . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,051,485   $1,056,967   $  957,147
     Rooms . . . . . . . . . . . . . . . . . . . . . . . . . . .              49,217       55,957       50,734
     Pari-mutuel commissions and fees. . . . . . . . . . . . . .              23,894       23,534       22,152
     Food, beverage and other. . . . . . . . . . . . . . . . . .             140,862      152,187      148,315
                                                                  -------------------  -----------  -----------
          Gross revenues . . . . . . . . . . . . . . . . . . . .           1,265,458    1,288,645    1,178,348
          Less promotional allowances. . . . . . . . . . . . . .             199,727      203,334      195,547
                                                                  -------------------  -----------  -----------
                  Net revenues . . . . . . . . . . . . . . . . .           1,065,731    1,085,311      982,801
Operating expenses:
     Casino. . . . . . . . . . . . . . . . . . . . . . . . . . .             191,826      203,855      192,209
     Gaming taxes. . . . . . . . . . . . . . . . . . . . . . . .             229,477      227,067      192,571
     Rooms . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,573       13,345       12,072
     Pari-mutuel . . . . . . . . . . . . . . . . . . . . . . . .              16,889       16,806       16,212
     Food, beverage and other. . . . . . . . . . . . . . . . . .              34,149       35,774       31,988
     Marine and facilities . . . . . . . . . . . . . . . . . . .              65,915       70,024       63,644
     Marketing and administrative. . . . . . . . . . . . . . . .             273,584      277,035      249,617
     Valuation charge. . . . . . . . . . . . . . . . . . . . . .               1,923       61,362        1,032
     Preopening expenses . . . . . . . . . . . . . . . . . . . .                   -        3,871          176
     Other charges . . . . . . . . . . . . . . . . . . . . . . .                   -            -        8,165
     Depreciation and amortization . . . . . . . . . . . . . . .              76,626       72,064       69,112
                                                                  -------------------  -----------  -----------
          Total operating expenses . . . . . . . . . . . . . . .             901,962      981,203      836,798
                                                                  -------------------  -----------  -----------
Operating income . . . . . . . . . . . . . . . . . . . . . . . .             163,769      104,108      146,003
     Interest expense. . . . . . . . . . . . . . . . . . . . . .             (82,565)     (89,177)     (98,943)
     Interest income . . . . . . . . . . . . . . . . . . . . . .                 562          850        5,107
     Minority interest.. . . . . . . . . . . . . . . . . . . . .              (9,451)      (7,676)      (6,357)
     Equity in loss of unconsolidated joint ventures.. . . . . .                   -          (38)        (162)
                                                                  -------------------  -----------  -----------

Income before income taxes and extraordinary loss. . . . . . . .              72,315        8,067       45,648
     Income tax provision. . . . . . . . . . . . . . . . . . . .              26,722        3,753       20,504
                                                                  -------------------  -----------  -----------
Income before extraordinary loss . . . . . . . . . . . . . . . .              45,593        4,314       25,144
Extraordinary loss on extinguishment of debt, net of income tax
     benefit of $2,672 in 2002 . . . . . . . . . . . . . . . . .                   -       (4,349)           -
                                                                  -------------------  -----------  -----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $           45,593   $      (35)  $   25,144
                                                                  ===================  ===========  ===========


Earnings (loss) per common share - basic:
  Income before extraordinary loss . . . . . . . . . . . . . . .  $             1.57   $     0.15   $     0.84
  Extraordinary loss, net of income taxes. . . . . . . . . . . .                   -        (0.15)           -
                                                                  -------------------  -----------  -----------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $             1.57   $     0.00   $     0.84
                                                                  ===================  ===========  ===========

Earnings (loss) per common share - assuming dilution:
  Income before extraordinary loss . . . . . . . . . . . . . . .  $             1.50   $     0.15   $     0.80
  Extraordinary loss, net of income taxes. . . . . . . . . . . .                   -        (0.15)           -
                                                                  -------------------  -----------  -----------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $             1.50   $     0.00   $     0.80
                                                                  ===================  ===========  ===========

  Weighted average basic shares. . . . . . . . . . . . . . . . .              28,984       28,162       29,894
  Weighted average diluted shares. . . . . . . . . . . . . . . .              30,452       29,765       31,513


See  notes  to  consolidated  financial  statements




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                                ACCUM.
                                                                                                                 OTHER
                                                  SHARES OF               ADDITIONAL   UNEARNED     RETAINED    COMPRE-
                                                  COMMON      COMMON        PAID-IN     COMPEN-     EARNINGS    HENSIVE
                                                  STOCK       STOCK         CAPITAL     SATION       (DEFICIT)  LOSS
                                                  ----------  ------------  ----------  ----------  ----------  ---------
Balance, April 30, 2000. . . . . . . . . . . . .     30,369   $       304   $ 125,572   $       -   $  29,644   $      -
Net income . . . . . . . . . . . . . . . . . . .          -             -           -           -      25,144          -
Exercise of stock options. . . . . . . . . . . .        246             2       1,136           -           -          -
Grant of nonvested stock . . . . . . . . . . . .          -             -       2,700      (2,700)          -          -
Purchase of treasury stock . . . . . . . . . . .          -             -           -           -           -          -
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -             -           -         900           -          -
                                                  ----------  ------------  ----------  ----------  ----------  ---------
Balance, April 29, 2001. . . . . . . . . . . . .     30,615           306     129,408      (1,800)     54,788          -
Net loss . . . . . . . . . . . . . . . . . . . .          -             -           -           -         (35)         -
Unrealized loss on interest
   rate swap contracts.. . . . . . . . . . . . .          -             -           -           -           -     (4,061)

Comprehensive loss, net of
   income taxes of $2,364. . . . . . . . . . . .          -             -           -           -           -          -
Exercise of stock options, net of
   income tax benefit of $891. . . . . . . . . .      1,211             8       6,096           -           -          -
Grant of nonvested stock . . . . . . . . . . . .          -             -         (72)         72           -          -
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -             -           -         376           -          -
Purchase of treasury stock . . . . . . . . . . .          -             -           -           -           -          -
                                                  ----------  ------------  ----------  ----------  ----------  ---------
Balance, April 28, 2002. . . . . . . . . . . . .     31,826           314     135,432      (1,352)     54,753     (4,061)
Net income.. . . . . . . . . . . . . . . . . . .          -             -           -           -      45,593          -
Unrealized loss on interest
   rate swap contract. . . . . . . . . . . . . .          -             -           -           -           -       (223)

Comprehensive income, net of
   income taxes of $2,527. . . . . . . . . . . .          -             -           -           -           -          -
Exercise of stock options, net of
   income tax benefit of $1,611. . . . . . . . .        998            12       6,772           -           -          -
Purchase of treasury stock . . . . . . . . . . .          -             -           -           -           -          -
Treasury stock retired . . . . . . . . . . . . .       (447)           (4)     (5,425)          -           -          -
Grant of nonvested stock . . . . . . . . . . . .          -             -         763        (763)          -          -
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -             -           -         617           -          -
                                                  ----------  ------------  ----------  ----------  ----------  ---------
Balance, April 27, 2003. . . . . . . . . . . . .     32,377   $       322   $ 137,542   $  (1,498)  $ 100,346   $ (4,284)
                                                  ==========  ============  ==========  ==========  ==========  =========

See notes to consolidated financial statements




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)



                                                              TOTAL
                                                  TREASURY    STOCKHOLDERS'
                                                  STOCK       EQUITY
                                                  ----------  ---------------
Balance, April 30, 2000. . . . . . . . . . . . .  $       -   $      155,520
Net income . . . . . . . . . . . . . . . . . . .                      25,144
Exercise of stock options. . . . . . . . . . . .                       1,138
Grant of nonvested stock
Purchase of treasury stock . . . . . . . . . . .    (16,661)         (16,661)
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -              900
                                                  ----------  ---------------
Balance, April 29, 2001. . . . . . . . . . . . .    (16,661)         166,041
Net loss . . . . . . . . . . . . . . . . . . . .          -              (35)
Unrealized loss on interest
   rate swap contracts.. . . . . . . . . . . . .          -           (4,061)
                                                                   ----------
Comprehensive loss, net of
   income taxes of $2,364. . . . . . . . . . . .          -           (4,096)
Exercise of stock options, net of
   income tax benefit of $891. . . . . . . . . .     (1,205)           4,899
Grant of nonvested stock . . . . . . . . . . . .          -                -
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -              376
Purchase of treasury stock . . . . . . . . . . .     (8,022)          (8,022)
                                                  ----------  ---------------
Balance, April 28, 2002. . . . . . . . . . . . .    (25,888)         159,198
Net income.. . . . . . . . . . . . . . . . . . .          -           45,593
Unrealized loss on interest
   rate swap contract. . . . . . . . . . . . . .          -             (223)
                                                              ---------------
Comprehensive income, net of
   income taxes of $2,527. . . . . . . . . . . .          -           45,370
Exercise of stock options, net of
   income tax benefit of $1,611. . . . . . . . .     (2,636)           4,148
Purchase of treasury stock . . . . . . . . . . .     (5,429)          (5,429)
Treasury stock retired . . . . . . . . . . . . .      5,429                -
Grant of nonvested stock . . . . . . . . . . . .          -                -
Amortization of unearned
   compensation. . . . . . . . . . . . . . . . .          -              617
                                                  ----------  ---------------
Balance, April 27, 2003. . . . . . . . . . . . .  $ (28,524)  $      203,904
                                                  ==========  ===============

See notes to consolidated financial statements




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                          ---------------------------------------------
                                                                    APRIL 27,    APRIL 28,    APRIL 29,
                                                          -------------------  -----------  -----------
                                                                        2003         2002         2001
                                                          -------------------  -----------  -----------
OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . .  $           45,593   $      (35)  $   25,144
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization . . . . . . . . . . .              76,626       72,064       69,112
     Amortization of deferred financing costs. . . . . .               3,704        3,863        4,388
     Amortization of unearned compensation . . . . . . .                 617          376          900
     Gain on disposal of assets. . . . . . . . . . . . .                   -         (125)        (271)
     Other charges.. . . . . . . . . . . . . . . . . . .                   -            -        8,165
     Valuation charge. . . . . . . . . . . . . . . . . .               1,923       61,362        1,032
     Deferred income taxes . . . . . . . . . . . . . . .              23,574       12,291       11,068
     Equity in loss of unconsolidated joint venture. . .                   -           38          162
     Extraordinary loss (net of income taxes). . . . . .                   -        4,349            -
     Minority interest . . . . . . . . . . . . . . . . .               9,451        7,676        6,358
     Changes in current assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . .               2,200         (654)      (2,020)
          Income tax receivable. . . . . . . . . . . . .              (2,260)       4,700       (4,700)
          Prepaid expenses and other assets. . . . . . .              (1,045)       1,246       (6,475)
          Accounts payable and accrued liabilities.. . .             (22,196)     (13,536)     (38,713)
                                                          -------------------  -----------  -----------
Net cash provided by operating activities. . . . . . . .             138,187      153,615       74,150

INVESTING ACTIVITIES:
Purchase of property and equipment.. . . . . . . . . . .             (58,358)     (98,344)    (159,326)
Net cash paid for acquisitions . . . . . . . . . . . . .             (80,313)           -     (111,399)
(Purchase) sale of short-term investments. . . . . . . .             (13,987)           -       39,044
Proceeds from sales of assets. . . . . . . . . . . . . .              11,961          125          271
Investments in and advances to joint ventures. . . . . .                (927)      (1,055)      (1,324)
Restricted cash. . . . . . . . . . . . . . . . . . . . .                 855          623        1,256
Prepaid deposits and other . . . . . . . . . . . . . . .                (569)      (1,827)       6,100
Net payments on notes receivable . . . . . . . . . . . .                 753            -            -
                                                          -------------------  -----------  -----------
Net cash used in investing activities. . . . . . . . . .            (140,585)    (100,478)    (225,378)

FINANCING ACTIVITIES:
Proceeds from debt . . . . . . . . . . . . . . . . . . .             105,030      580,000        2,238
Net proceeds from (reduction in) line of credit. . . . .             (69,086)     (18,000)      93,000
Principal payments on debt and cash paid to retire debt.             (17,967)    (596,697)     (19,021)
Deferred financing costs . . . . . . . . . . . . . . . .              (2,936)      (7,631)        (779)
Purchase of treasury stock . . . . . . . . . . . . . . .              (5,429)      (8,022)     (16,659)
Proceeds from exercise of stock options and warrants . .               2,383        4,830        1,136
Cash distribution to minority partner. . . . . . . . . .              (5,555)      (7,679)           -
                                                          -------------------  -----------  -----------
Net cash (used in) provided by financing activities. . .               6,440      (53,199)      59,915

Net increase (decrease) in cash and cash equivalents . .               4,042          (62)     (91,313)
Cash and cash equivalents at beginning of period . . . .              76,597       76,659      167,972
                                                          -------------------  -----------  -----------
Cash and cash equivalents at end of period . . . . . . .  $           80,639   $   76,597   $   76,659
                                                          ===================  ===========  ===========


See  notes  to  consolidated  financial  statements




ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                                        FISCAL YEAR ENDED
                                                           ---------------------------------------------
                                                                    APRIL 27,     APRIL 28,    APRIL 29,
                                                                         2003         2002         2001
                                                           -------------------  -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Net cash payments (receipts) for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . .  $           77,172   $   77,821   $   99,620
  Income taxes. . . . . . . . . . . . . . . . . . . . . .              18,066       (7,711)      21,523

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Other:
  Construction costs funded through accounts payable
     and notes payable. . . . . . . . . . . . . . . . .                 2,875            -        2,809
Acquisitions of businesses:
     Fair value of assets acquired. . . . . . . . . . . .              86,065            -      189,772
     Less fair value of liabilities assumed . . . . . . .              (5,752)           -      (78,373)
                                                           -------------------  -----------  -----------
     Net cash payment . . . . . . . . . . . . . . . . . .              80,313            -      111,399
  Sale of businesses:
     Fair value of assets disposed. . . . . . . . . . . .              11,870            -            -
     Less fair value of liabilities sold. . . . . . . . .                   -            -            -
                                                           -------------------  -----------  -----------
     Net cash received. . . . . . . . . . . . . . . . . .              11,870            -            -


See notes to consolidated financial statements

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION
Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States. The Company wholly owns and operates eleven gaming facilities located in Bossier City and Lake Charles, Louisiana; Biloxi, Lula, Natchez and Vicksburg, Mississippi; Boonville and Kansas City, Missouri; and Bettendorf, Marquette and Davenport, Iowa. The Company also owns a 57% interest in and receives a management fee for operating two gaming facilities in Black Hawk, Colorado, and a gaming facility in Cripple Creek, Colorado. All but three of these gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. In addition, the Company wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

FISCAL  YEAR-END
The Company's fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days (26) in each quarter. Periodically, this system necessitates a 53-week year and fiscal 2000 was one such year. Fiscal 2003 commenced on April 29, 2002 and ended on April 27, 2003.

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

CAGE CASH

CASH  AND  CASH  EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash equivalents are placed primarily with high-credit-quality financial institutions. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments. Cash includes the minimum cash balances required by state regulatory bodies which totaled approximately $29.4 million and $29.9 million at April 27, 2003, and April 28, 2002, respectively.

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

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the license value attributed to the Louisiana gaming licenses acquired through the Company's acquisition of St. Charles Gaming Company, Grand Palais Riverboat, Inc. and Louisiana Riverboat Gaming Partnership (the "Licenses"), the value of the Lady Luck trademarks and player databases acquired in the acquisition of Lady Luck Gaming Corporation and the value of the Colorado Central Station trademarks acquired in the acquisition of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc. Prior to fiscal 2002, the Company estimated that the Licenses had a useful life of 25 years. Beginning in fiscal year 2002, the Company concluded that the Licenses had indefinite lives as the Company determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of the Licenses, and the Company intends to renew and operate the Licenses indefinitely. In addition, other key factors in the Company's assessment that these Licenses have an indefinite life include: (1) the Company's license renewal experience confirmed that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these Licenses confirmed the Company's belief that the renewal process could be completed without substantial cost and without material modification of the Licenses; (3) the economic performance of the operations related to the Licenses support the Company's intention of operating the Licenses indefinitely; and (4) the continued limitation of gaming licenses in the State of Louisiana limits competition in the jurisdictions where these Licenses are maintained.

Effective April 30, 2001, the Company adopted Statements of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142").

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS  (CONTINUED)
  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer subject to amortization. SFAS 142 requires that these assets be reviewed for impairment at least annually. Based on its review, the Company believes that, as of April 27, 2003, there were no impairments of its goodwill and other indefinite lived intangible assets. However, the Company intends to continue to evaluate intangible assets that are not being amortized at least annually to determine whether events and circumstances continue to support an indefinite useful life. If these assets are subsequently determined to have a finite useful life, they will be tested for impairment, and then amortized prospectively over the estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization.

LONG-LIVED  ASSETS
Effective April 29, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, other than the asset impairment write-downs noted in Note 15, the Company believes that, as of April 27, 2003, there were no significant impairments of its long-lived assets.

DEFERRED  FINANCING  COSTS
The costs of issuing long-term debt are capitalized and are being amortized over the term of the related debt.

SELF  INSURANCE
The Company is self-insured for various levels of general liability, workers' compensation, and employee medical and life insurance coverage. Self-insurance liabilities are estimated based on the Company's claims experience and are included in current accrued liabilities on the consolidated balance sheets.

SLOT  CLUB  AWARDS
The Company provides slot patrons with incentives based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the outstanding value of these incentives, utilizing the age and prior history of redemptions. This amount is reflected as a current accrued liability on the consolidated balance sheets.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

Effective April 30, 2001, the Company adopted FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended. The Company utilizes derivative financial instruments to manage interest rate risk associated with variable rate borrowings. Derivative financial instruments are intended to reduce the company's exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative's fair value.

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

NET  REVENUES
Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. These amounts, that are included in promotional allowances, were as follows:





                                                    FISCAL YEAR ENDED
                                        ------------------------------------------
                                               APRIL 27,    APRIL 28,   APRIL 29,
                                                  2003        2002        2001
                                        ------------------  ----------  ----------
                                                         (In thousands)
     Rooms . . . . . . . . . . . . . .  $           26,139  $   30,569  $   25,856
     Food and beverage . . . . . . . .              86,188      93,192      95,325
     Other . . . . . . . . . . . . . .               2,915       3,336       3,555
     Customer loyalty programs . . . .              84,485      76,237      70,811
         Total promotional allowances.  $          199,727  $  203,334  $  195,547
                                        ==================  ==========  ==========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

The estimated cost of providing such complimentary services that is included in casino expense was as follows:





                                                           FISCAL YEAR ENDED
                                                ------------------------------------------
                                                     APRIL 27,     APRIL 28,   APRIL 29,
                                                        2003         2002        2001
                                                ------------------  ----------  ----------
                                                              (In thousands)
     Rooms . . . . . . . . . . . . . . . . . .  $           12,753  $   15,315  $   12,620
     Food and beverage . . . . . . . . . . . .              66,420      72,052      72,166
     Other . . . . . . . . . . . . . . . . . .                 807       1,100       1,263
         Total cost of complimentary services.  $           79,980  $   88,467  $   86,049
                                                ==================  ==========  ==========


The Company records the redemption of coupons and points for cash as a reduction of revenue.

ADVERTISING
Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were $10.8 million in fiscal 2003, $18.7 million in fiscal 2002 and $21.1 million in fiscal 2001.

PREOPENING  EXPENSE
Preopening,  pre-operating  and  organizational  costs are expensed as incurred.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

INCOME  TAXES
Income taxes are accounted for in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates related to deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company routinely faces challenges from federal and other tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records reserves for probable exposures associated with the various filing positions.

EARNINGS  (LOSS)  PER  SHARE  OF  COMMON  STOCK
In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options.

STOCK-BASED  COMPENSATION
The Company has three stock-based employee compensation plans, which are described more fully in Note 12. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

STOCK-BASED  COMPENSATION  (CONTINUED)




                                                                          FISCAL YEAR ENDED
                                                           APRIL 27, 2003                 APRIL 28, 2002    APRIL 29, 2001
                                                 --------------------------------------  ----------------  ----------------
                                                                      (In thousands, except per share data)
Net income (loss), as reported. . . . . . . . .  $                              45,593   $           (35)  $        25,144
Deduct:  total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects. . . . . . . . . . . .  $                              (5,332)  $        (3,370)  $        (1,503)
                                                 --------------------------------------  ----------------  ----------------

Pro forma net income (loss).. . . . . . . . . .  $                              40,261   $        (3,405)  $        23,641
                                                 ======================================  ================  ================

Earnings (loss) per common share:
  Basic - as reported . . . . . . . . . . . . .  $                                1.57   $             -   $          0.84
                                                 ======================================  ----------------  ================
  Basic - pro forma . . . . . . . . . . . . . .  $                                1.39   $         (0.12)  $          0.79
                                                 ======================================  ================  ================


  Diluted - as reported . . . . . . . . . . . .  $                                1.50   $             -   $          0.80
                                                 ======================================  ----------------  ================
  Diluted - pro forma . . . . . . . . . . . . .  $                                1.32   $         (0.11)  $          0.75
                                                 ======================================  ================  ================


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:





                      RISK-FREE     ORIGINAL       EXPECTED      EXPECTED
      FISCAL YEAR   INTEREST RATE  EXPECTED LIFE   VOLALITY      DIVIDENDS
      ------------  -------------  --------------   --------     ---------

      2003           2.97%         6.14 years      58.4%         None
      2002           4.49%         5.00 years      70.0%         None
      2001           5.06%         5.00 years      70.0%         None


The pro forma effect on net income (loss) for fiscal 2003, fiscal 2002 and fiscal 2001 is not representative of the pro forma effect on net income for future years because it does not take into account pro forma compensation expense related to grants made prior to fiscal 1996 or the potential for issuance of additional stock options in future years or future forfeitures.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

CERTAIN  RISKS  AND  UNCERTAINTIES  (CONTINUED)
The Company receives a significant amount of its revenue from patrons within 50 miles of the properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company's results of operations could be materially affected.

RECLASSIFICATION
The consolidated financial statements for prior years reflect certain reclassifications to conform with the current year presentation.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical
Corrections," ("SFAS 145"). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," ("SFAS 4"). SFAS 145 will be effective for fiscal years beginning after May 15, 2002. We will adopt SFAS 145 at the beginning of fiscal 2004. Losses on extinguishment of debt previously classified as extraordinary charges will be reclassified to conform to the provisions of SFAS 145. Upon adoption, the extraordinary loss on extinguishment of debt recorded in fiscal 2002 of $4.3 million, net of income tax benefit of $2.7 million, will be reclassified and included in income from operation on a pre-tax basis. As a result, operating income for fiscal 2002 will decrease from $104.1 million to $97.1 million. Net income and earnings per share for fiscal 2002 will remain unchanged.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" ("SFAS 146") which requires that a liability for a cost associated with an exit or disposal activity must be recognized and initially measured at its fair value as incurred versus the date of an entity's commitment to an exit plan. This Statement was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no material impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation, amends the disclosure provisions of SFAS 123 and amends APB Opinion No. 28, "Interim Financial Reporting,"

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED) to require disclosure about those effects in interim financial information. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted SFAS 148 transition guidance and annual disclosure provisions for the fiscal year ending April 27, 2003. We will adopt SFAS 148 interim disclosure provisions for the fiscal quarter ending July 27, 2003, which is the first interim reporting period beginning after December 15, 2002. We are currently assessing the impact of the various alternative methods under SFAS 148 and have not yet determined the effect of the adoption of this statement.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, FIN 45 clarifies the requirements related to the recognition of a liability, for the fair market value of an obligation, by a guarantor at the inception of a guarantee, including the required disclosures of that information in its interim and annual financial statements. If applicable, the initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, " Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"), which currently requires inclusion in consolidated financial statements of subsidiaries in which an enterprise has a majority voting interest. FIN 46 broadens application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For the first fiscal year or interim period beginning after June 15, 2003, the enterprise must apply the Interpretation to variable interest entities in which it holds a variable interest acquired prior to February 1, 2003. We do not expect FIN 46 to have a significant effect on our consolidated financial statements.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SHORT-TERM  INVESTMENTS

Short-term investments consist primarily of short-term commercial paper at the Isle of Capri Black Hawk, L.L.C. (the "Isle-Black Hawk"). The carrying amount of short-term investments approximates fair value because of the short maturity of these instruments.

3.  RESTRICTED  CASH

Long-term restricted cash includes workers' compensation deposits in the amount of $0.2 million and various other deposits totaling $2.4 million.

4.  PROPERTY  HELD  FOR  SALE

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

On July 16, 2002, the Company entered into an agreement to sell the Lady Luck-Las Vegas, subject to certain conditions. On October 30, 2002, the Company completed the sale of the Lady Luck-Las Vegas and received a cash payment of $4.4 million and $6.8 million in notes receivable due October 2003. These notes were paid in May 2003. A subsidiary of the Company will continue to operate the casino pending the receipt of regulatory approval by the purchaser's designated gaming operator. As a result, the results of operations for fiscal 2003 includes the gaming operations of the Lady Luck-Las Vegas. Property held for sale at April 27, 2003, includes the gaming equipment at the Lady Luck-Las Vegas.

On July 29, 2002, the Company entered into an agreement to sell the Isle-Tunica. The agreement provided that the Company would receive a cash payment of $7.5 million and would be entitled to retain certain personal property, including all gaming equipment, valued at approximately $4.7 million. The Isle-Tunica ceased casino operations on September 3, 2002. The hotel and support facilities remained open until the closing of the transaction on October 7, 2002.

The proceeds from these sales approximated the carrying value of the assets. We have presented the sales of the Isle-Tunica and the Lady Luck-Las Vegas in accordance with SFAS 121 as the Company's commitment to a plan of sale was initiated  prior  to  the  effective  date  of  SFAS  144.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PROPERTY  HELD  FOR  SALE  (CONTINUED)

The table below presents the results of operations for the Isle-Tunica for the following:



                                Fiscal Year Ended
                 --------------------------------------------
                         April 27,     April 28,    April 29,
                              2003         2002         2001
                -------------------  -----------  -----------
Net revenues .  $            8,900   $   30,350   $   28,175
Operating loss  $           (3,408)  $  (58,380)  $  (13,995)

In connection with the property dispositions, approximately 600 employees were terminated at the Isle-Tunica and approximately 400 employees of the Lady Luck-Las Vegas became employees of the new company on October 30, 2002.
Employee termination costs were estimated at $0.4 million. These costs were accrued during the first quarter 2003 and were recorded in "Operating expenses" for the appropriate department in the accompanying consolidated statements of operations. In addition, the disposition plan included lease termination and other business exit costs estimated at $1.4 million. These costs were also accrued during the first quarter 2003 and were recorded in "Operating expenses-marketing and administrative" in the accompanying consolidated statements of operations. The following table shows the expenditures incurred for the disposition plan as of April 27, 2003:




                                               Disposition    2003        2003      Disposition
                                               Reserve at   Disposition   Cash      Reserve at
                                            April 28, 2002  Charges     Payments   April 27, 2003
                                           ---------------  ---------  ---------------  ----
                                                             (In thousands)
Severance and other employee costs.. . . . .  $          -  $     367  $           367  $  -
Lease terminations and business exit costs..             -      1,367              838   529
                                              ------------  ---------  ---------------  ----
      Total disposition costs. . . . . . . .  $          -  $   1,734  $         1,205  $529
                                              ============  =========  ===============  ====


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:




                                                       APRIL 27,  APRIL 28,
                                                         2003        2002
                                                     ----------  ----------
                                                          (In thousands)
Property and equipment:
   Land and land improvements . . . . . . . . . . .  $  154,989  $  126,456
   Leasehold improvements.. . . . . . . . . . . . .     120,858     117,849
   Buildings and improvements.. . . . . . . . . . .     390,708     372,933
   Riverboats and floating pavilions. . . . . . . .     163,980     163,399
   Furniture, fixtures and equipment. . . . . . . .     312,663     259,201
   Construction in progress . . . . . . . . . . . .      13,381       6,261
                                                     ----------  ----------
   Total property and equipment . . . . . . . . . .   1,156,579   1,046,099
   Less accumulated depreciation and amortization..     315,247     242,592
                                                     ----------  ----------
   Property and equipment, net. . . . . . . . . . .  $  841,332  $  803,507
                                                     ==========  ==========


Interest capitalized totaled $0.2 million in fiscal 2003, $1.3 million in fiscal 2002 and $3.8 million in fiscal 2001. Depreciation and amortization expense for property and equipment and capital leases totaled $76.6 million in fiscal 2003, $72.1 million in fiscal 2002 and $54.7 million in fiscal 2001.

6.  ISLE  OF  CAPRI  BLACK  HAWK,  L.L.C.

On April 25, 1997, a wholly owned subsidiary of the Company, Casino America of Colorado, formed the Isle-Black Hawk, with Blackhawk Gold, Ltd., a wholly owned subsidiary of Nevada Gold & Casinos, Inc. The Isle-Black Hawk owns a casino in Black Hawk, Colorado which opened on December 30, 1998. Additionally, on April 22, 2003, the Isle-Black Hawk through its wholly owned subsidiary, IC Holdings Colorado, Inc., acquired CCSC/Blackhawk, Inc. (the "Colorado Central
Station-Black Hawk") and Colorado Grand Enterprises, Inc., (the "Colorado Grande-Cripple Creek"). The Company has a 57% indirect ownership interest in the Isle-Black Hawk. The Company manages all three casinos under separate management agreements. The management fee in each case is equal to two percent of revenues, as defined in the management agreements, plus ten percent of of operating income, but not to exceed four percent of revenues.

Colorado  Central  Station-Black  Hawk
On April 22, 2003, the Company, through the Isle-Black Hawk, acquired a 57% indirect ownership interest in CCSC/Blackhawk, Inc., which owns and operates the Colorado Central Station-Black Hawk, for $74.0 million adjusted for certain working capital adjustments of approximately $0.1 million.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  ISLE  OF  CAPRI  BLACK  HAWK,  L.L.C.  (CONTINUED)

Colorado  Grande-Cripple  Creek
On April 22, 2003, the Company, through the Isle-Black Hawk, acquired a 57% indirect ownership interest in Colorado Grande Enterprises, Inc., which owns and operates the Colorado Grande-Cripple Creek, for $10.0 million adjusted for certain working capital adjustments.

These acquisitions were accounted for as purchase business combinations with the purchase price preliminarily allocated to the fair values of the assets acquired and liabilities assumed resulting in preliminary goodwill of $20.5 million and other intangible assets of $16.6 million for the value of certain trademarks acquired with the properties. Preliminary goodwill will be fully deductible for income tax purposes. The results of operations of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek are included in the consolidated statements of operations since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of obtaining third party valuations of certain assets and expect to finalize the allocation during fiscal 2004; thus the allocation is subject to change.




                                                                                    COLORADO
                                                                   CCSC/             GRANDE
                                                              BLACKHAWK, INC.   ENTERPRISES, INC.
                                                              ----------------  -------------------
Current assets . . . . . . . . . . . . . . . . . . . . . . .  $          5,674  $              844
Property and equipment, net. . . . . . . . . . . . . . . . .            44,608               2,460
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .            15,463               4,996
Intangible assets. . . . . . . . . . . . . . . . . . . . . .            14,100               2,500
Prepaid deposits and other . . . . . . . . . . . . . . . . .               113                   -
                                                              ----------------  -------------------
               Total assets acquired.. . . . . . . . . . . .  $         79,958  $           10,800

Current liabilities. . . . . . . . . . . . . . . . . . . . .             4,959                 793
                                                              ----------------  -------------------
               Net assets acquired . . . . . . . . . . . . .  $         74,999  $           10,007
                                                              ================  ===================


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  GOODWILL

The changes in the carrying amount of goodwill are as follows (in thousands):






Balance at April 30, 2001. . . . . . . . . . . . . . . . . . . . . .  $319,534
     Adjustments to goodwill:
     Final purchase accounting adjustments related to the Lady Luck-
     Las Vegas , the Isle-Boonville and the Rhythm City-Davenport
     and elimination of valuation allowance. . . . . . . . . . . . .    10,602
                                                                      --------
Balance at April 28, 2002. . . . . . . . . . . . . . . . . . . . . .  $330,136
     Acquired goodwill . . . . . . . . . . . . . . . . . . . . . . .    20,459
                                                                      --------
Balance at April 27, 2003. . . . . . . . . . . . . . . . . . . . . .  $350,595
                                                                      ========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  GOODWILL (CONTINUED)

Through April 29, 2001, goodwill and other intangible assets were being amortized over a twenty-five year period using the straight-line method. The following table sets forth the pro forma effect of adoption of SFAS 142, which became effective April 30, 2001, for the period prior to its effective date:



                                             APRIL 29,
                                                2001
                                            ----------
Reported income before extraordinary loss.  $   25,144
Amortization expense, net of income taxes.  $    9,852
Adjusted income before extraordinary loss.  $   34,996
                                            ==========

Reported net income (loss) . . . . . . . .  $   25,144
Amortization expense, net of taxes . . . .  $    9,852
Adjusted net income (loss).. . . . . . . .  $   34,996
                                            ==========

Reported income per common share
    before extraordinary loss:
    Basic. . . . . . . . . . . . . . . . .  $     0.84
                                            ==========
    Diluted. . . . . . . . . . . . . . . .  $     0.80
                                            ==========
Reported net income per common share:
     Basic . . . . . . . . . . . . . . . .  $     0.84
                                            ==========
     Diluted . . . . . . . . . . . . . . .  $     0.80
                                            ==========
Adjusted income per common share
    before extraordinary loss:
    Basic. . . . . . . . . . . . . . . . .  $     1.17
                                            ==========
    Diluted. . . . . . . . . . . . . . . .  $     1.11
                                            ==========
Adjusted net income per common share:
     Basic . . . . . . . . . . . . . . . .  $     1.17
                                            ==========
     Diluted.. . . . . . . . . . . . . . .  $     1.11
                                            ==========


8.  SELF  INSURANCE  LIABILITIES

The Company's employee-related health care benefits program, workers' compensation insurance and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. The liabilities are based on claims filed and estimates of claims incurred but not reported. For the fiscal years ended April 27, 2003 and April 28, 2002, the Company's liabilities for unpaid and incurred but not reported claims totaled $16.2 million and $17.7 million, respectively, and are included in "Accrued liabilities - payroll and related" for health care benefits and workers' compensation insurance and in "Accrued liabilities - other" for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover future claims' payments.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  LONG-TERM  DEBT




                                                                                APRIL 27,        APRIL 28,
                                                                                   2003            2002
                                                                                ---------------  ----------
                                                                                        (In thousands)
Long-term debt consists of the following:
8.75 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .  $       390,000  $  390,000
9.00 % Senior Subordinated Notes (described below) . . . . . . . . . . . . . .          200,000     200,000
Senior Secured Credit Facility (described below):
   Variable rate term loan . . . . . . . . . . . . . . . . . . . . . . . . . .          247,500     250,000
   Revolver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,000      75,000
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
   Casinos, Inc. (described below):
      Variable rate term loan Tranche A. . . . . . . . . . . . . . . . . . . .           27,922      38,000
      Variable rate term loan Tranche B. . . . . . . . . . . . . . . . . . . .          142,732      39,900
Special Assessment BID Bonds (described below) . . . . . . . . . . . . . . . .              816           -
Variable rate TIF Bonds due to City of Bettendorf (described below). . . . . .            5,306       5,929
12.5 % note payable, due in monthly installments of $125,000, including
   interest, beginning October 1997 through October 2005.. . . . . . . . . . .            3,022       4,072
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,689       6,398
                                                                                ---------------  ----------
                                                                                      1,027,987   1,009,299
Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           24,757      14,176
Long-term debt.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,003,230  $  995,123
                                                                                ===============  ==========



                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  LONG-TERM  DEBT  (CONTINUED)

8.75%  SENIOR  SUBORDINATED  NOTES
On April 23, 1999, the Company issued $390.0 million of 8.75% Senior Subordinated Notes due 2009 (the "8.75% Senior Subordinated Notes"). The 8.75% Senior Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. Interest on the 8.75% Senior Subordinated Notes is payable semi-annually on each April 15 and October 15 through maturity. The 8.75% Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after April 15, 2004 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:




YEAR                  PERCENTAGE
--------------------  -----------
2004.. . . . . . . .     104.375%
2005.. . . . . . . .     102.917%
2006.. . . . . . . .     101.458%
2007 and thereafter.     100.000%

The Company issued the 8.75% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, limits the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase its stock or its restricted subsidiaries' stock. The Company is also limited in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

A substantial part of the proceeds from the 8.75% Senior Subordinated Notes was used to prepay long-term debt, including all of the $315.0 million of 12.5% Senior Secured Notes due 2003. The proceeds were also used to pay prepayment premiums, accrued interest and other transaction fees and costs.

9%  SENIOR  SUBORDINATED  NOTES
On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the "9% Senior Subordinated Notes"). The 9% Senior Subordinated Notes are guaranteed by all of the Company's significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. The 9% Senior
Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $390.0 million in aggregate principal amount of the existing 8.75% Senior Subordinated Notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after March 15, 2007 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

The Company issued the 9% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, limits the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase its stock or its restricted subsidiaries' stock. The Company is also limited in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

A substantial part of the proceeds from the 9% Senior Subordinated Notes was used to prepay long-term debt, including $195.0 million outstanding under the Company's previous Amended and Restated Senior Credit Facility. The proceeds were also used to pay accrued interest and other transaction fees and costs.

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

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Senior Secured Credit Facility is secured by liens on substantially all of the Company's assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek and their subsidiaries.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 27, 2003 was 6.03%.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  LONG-TERM  DEBT  (CONTINUED)

ISLE-BLACK  HAWK  SENIOR  SECURED  CREDIT  FACILITY

Isle-Black  Hawk  Secured  Credit  Facility
On November 16, 2001 the Isle-Black Hawk entered into a $90.0 million secured credit facility (the "Isle-Black Hawk Secured Credit Facility"), that was non-recourse debt to the Isle of Capri. The Isle-Black Hawk Secured Credit Facility provided for a $10.0 million revolving credit facility, a $40.0 million Tranche A term loan maturing on November 16, 2005 and a $40.0 million Tranche B term loan maturing on November 16, 2006. On April 22, 2003, the Isle-Black Hawk amended the Isle-Black Hawk Secured Credit Facility with a $210.7 million Senior Secured Credit Facility (the "Isle-Black Hawk Senior Secured Credit Facility").

Isle-Black  Hawk  Senior  Secured  Credit  Facility
The Isle-Black Hawk Senior Secured Credit Facility provides for a $40.0 million revolving credit facility maturing on November 16, 2005, a $27.9 million Tranche A term loan maturing on November 16, 2005, and a $142.8 million Tranche B term loan maturing on November 16, 2006. The proceeds from the $105.0 million increase of the Tranche B term loan were used to provide financing for the acquisitions of the CCSC/Blackhawk, Inc. casino in Black Hawk, Colorado and the Colorado Grande Enterprises, Inc. casino in Cripple Creek, Colorado. The
Isle-Black Hawk is required to make quarterly principal payments on the term loan portions of the Isle-Black Hawk Senior Secured Credit Facility that will commence in June 2003. Such payments on the Tranche A term loan initially will be $2.5 million per quarter with scheduled increases to $3.0 million per quarter commencing March 2005 with a balloon payment of $1.4 million due upon maturity. Such payments on the Tranche B term loan initially will be $362,500 per quarter with a scheduled increase to $9.9 million per quarter commencing March 2006 with a balloon payment of $109.2 million due upon maturity.

At the Isle-Black Hawk's option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or
(2) a rate tied to a LIBOR rate plus an applicable margin of up to 4.00%. At the Isle-Black Hawk's option, the Tranche B term loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 4.00%.

The Isle-Black Hawk Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Isle-Black Hawk was in compliance with these covenants as of April 27, 2003. The Isle-Black Hawk Senior Secured Credit Facility is secured by liens on the assets of the Isle-Black Hawk, including the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at April 27, 2003 was 5.94%.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  LONG-TERM  DEBT  (CONTINUED)

INTEREST  RATE  SWAPS
The Company entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and four interest rate swap agreements in fiscal 2002 that effectively convert portions of the floating rate term loans to a fixed-rate, thus reducing the impact of interest-rate changes on future interest expense. The notional value of the swaps, which were designated as cash flow hedges, was $190.0 million or 45.4% of the Isle of Capri's variable rate term loans as of April 27, 2003. The interest rate swaps terminate as follows:
$150.0 million in fiscal 2004 and $40.0 million in fiscal 2005. $50.0 million of interest rate swaps terminated in fiscal 2003.

For the fiscal year ended April 27, 2003, comprehensive income was $45.4 million compared to a $4.1 million comprehensive loss for the fiscal year ended April 28, 2002. At April 27, 2003, other comprehensive income consists of $4.3 million for changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms totals $6.8 million, of which $5.7 million is recorded in other accrued current liabilities and $1.1 million is recorded in other accrued long-term liabilities in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.
At April 27, 2003, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

ISLE-BLACK  HAWK  SPECIAL  ASSESSMENT  BID  BONDS
In July 1998, the Black Hawk Business Improvement District (the "BID"), issued $2.9 million in 6.00% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the "SID"), of which the Isle-Black Hawk is a member. The total costs of the improvements amounted to $2.2 million with the excess proceeds being returned to the bondholders by the BID. Isle-Black Hawk is responsible for 50% of this amount plus interest, and in April 2000 made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1.1 million or 50% of the net bond proceeds, over twenty periods at an interest rate of 6.25%. The difference between the bond rate of 6.00% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

BETTENDORF  TIF  BONDS
As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf ("the City") issued $9.5 million in tax incremental financing bonds ("TIF Bonds"), $7.5 million of which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City's obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined "TIF District" which includes the Isle-Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, the Isle-Bettendorf may not be required to fully repay the $7.5 million. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  LONG-TERM  DEBT  (CONTINUED)

OTHER
The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:



       FISCAL YEAR ENDING
       -------------------
(In thousands)
2004. . . . . . . .  $ 24,757
2005. . . . . . . .    16,977
2006. . . . . . . .    22,045
2007. . . . . . . .   130,489
2008. . . . . . . .   238,515
Thereafter. . . . .   595,204
                  -----------
                   $1,027,987
                  ===========


As of April 27, 2003, the Company had $5.9 million outstanding under its lines of credit leaving $288.1 million available.

At  April  27,  2003,  the  Company  was  in compliance with all debt covenants.

10.  COMMITMENTS

Isle-Lake  Charles
The Company leases approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. The initial term of this lease expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.5 million per year and is subject to increases based on the Consumer Price Index ("CPI") and the construction of an additional hotel Facility on the property.

Isle-Biloxi
The Company has an agreement with the Biloxi Port Commission that provides the Company with certain docking rights. This agreement expires in July 2004, with seven renewal options of five years each. Annual rentals are the greater of $500,000 or 1% of gross gaming revenue, as defined. Annual rent during each renewal term is adjusted for increases in the CPI, limited to 6% for each renewal period.

In addition, the Company leases certain land, buildings, and other improvements from the City of Biloxi under a lease and concession agreement. This agreement expires in July 2004, with options to renew for six additional terms of five years each. Annual rent is $530,000 plus 3% of gross gaming revenue, as defined, in excess of $25.0 million. Annual rent during each renewal term is adjusted for increases in the CPI, limited to 6% for each renewal period.

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

In April 1994, in connection with the construction of a hotel, the Company entered a lease for additional land. The Company first acquired the leasehold interest of Sea Harvest, Inc., the original lessee, for consideration of $8,000 per month for a period of ten years. The Company's lease is with the City of Biloxi, Mississippi, for an initial term of 25 years, with options to renew for six additional terms of 10 years each and a final option period with a termination date commensurate with the termination date of the IHL Lease, but in no event later than December 31, 2085. Annual rent (which includes payments to be made pursuant to the purchase of a related leasehold interest) is $444,400, plus 4% of gross non-gaming revenue, as defined. The annual rent is adjusted after each five-year period based on increases in the CPI, limited to a 10% increase in any five-year period. The annual rent will increase 10 years after the commencement of payments pursuant to a termination of lease and settlement agreement, to an amount equal to the sum of annual rent as if it had been $500,000 annually plus adjustments thereto based on the CPI.

Isle-Lula
The Company leases approximately 1,000 acres of land in Coahoma County, Mississippi and utilizes approximately 50 acres in connection with the operations of the Isle-Lula. Unless terminated by the Company at an earlier date, the lease expires in 2033. Rent under the lease is currently 5.5 % of gross gaming revenue as established by the Mississippi Gaming Commission, as well as $3,333 per month for the Rhythm & Blues hotel.

Isle-Natchez
Through numerous lease agreements, the Company leases approximately 64 acres of land in Natchez, Mississippi, which is used in connection with the operation of the Isle-Natchez. Unless terminated by the Company at an earlier date, the lease expiration dates vary from 2002-2037. Rents under the leases currently total approximately $97,000 per month. The Company also leases approximately
7.5  acres  of  land,  which  is  utilized  for  parking  at  the  facility.

Isle-Boonville
The Company entered into a lease agreement with the City of Boonville. Under the terms of agreement, the Company leases the site for a period of 99 years. The Company was required to pay $1.7 million to the City of Boonville as lump sum rent payment during construction of the casino. There was no rent due after casino opening date.

In addition, in the first year after the casino opened, we were required to pay the City of Boonville a minimum of $0.8 million based on a 3.5% tax on gaming revenue. For every dollar in excess of the minimum $0.8 million in tax payments received by the City of Boonville, up to a maximum of $1.0 million, the City of Boonville would be required to pay a dollar for dollar rebate up to $0.2 million. The Company received a $0.2 million rebate from the City of Boonville during the fiscal year ended April 27, 2003, from the admission fees.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  COMMITMENTS  (CONTINUED)

Isle-Kansas  City
The Company leases approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City. The term of the lease is 5 years and we have the option to renew the lease for 8 additional terms of 5 years each. Rent under the lease is currently $3.0 million per year, subject to the higher of $3.0 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

Isle-Davenport
The Company leases approximately 12 acres of land from the City of Davenport in connection with the operations of Rhythm City-Davenport through a docking fee. Pursuant to a development agreement with the City, the Isle-Davenport has exclusive docking privileges in the City of Davenport until March 31, 2017, in consideration of this docking fee. The docking fee has both a fixed base and a per passenger increment. The fixed fee commenced April 1, 1994 at $111,759 and increases annually by 4%. The incremental component is a $0.10 charge for each passenger in excess of 1,117,579 passengers (which charge also increases by 4% per year).

Isle-Marquette
The Company leases riverfront land from the City of Marquette, Iowa, under a lease agreement. This agreement expires in December 2019. Annual rent is $180,000 payable in equal monthly installments due on the first of each month. In addition to the base rent, the Company must also pay the following amounts:
(1) $0.50 per customer per day due the 15th day following each month and (2) 2.5% of net gambling receipts, as defined, from $20.0 million to $40.0 million, plus 5% of net gambling receipts, as defined, from $40.0 million to $60.0 million, plus 7.5% of net gambling receipts, as defined, in excess of $60.0 million, due annually.

Colorado  Central  Station-Black  Hawk
We lease additional parcels of land adjoining the Colorado Central Station-Black Hawk for parking. This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding June 1, 2094. Annual rent is $370,000 and renewals are subject to 20% rent increases over the rate of the previous term. We also entered into a lease for additional parking. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is $1.5 million indexed to correspond to any rise or fall in the cost of living at one-year intervals beginning June 1, 1996, not to exceed 3% difference from the previous year's rate.

Colorado  Grande-Cripple  Creek
We lease approximately 0.57 acres of land in Cripple Creek, Colorado for use in connection with our land-based facilities. We lease this land at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek's adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  COMMITMENTS  (CONTINUED)

Other
In February 1995, in conjunction with a planned Cripple Creek Colorado development, the Company entered into a land lease. The lease has an initial term of 25 years, with options to renew for seven additional terms of 10 years each. The base rent is $300,000. After seven years, and every two years thereafter, the annual rent is adjusted based on increases in the CPI, limited to a 4% increase in any two-year period.

Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at April 27, 2003:




                                               CAPITAL          OPERATING
                                                LEASES           LEASES
                                              ---------------  ----------
                                                     (In thousands)
2004 . . . . . . . . . . . . . . . . . . . .  $          316   $   14,308
2005 . . . . . . . . . . . . . . . . . . . .             312       13,720
2006 . . . . . . . . . . . . . . . . . . . .             312       13,180
2007 . . . . . . . . . . . . . . . . . . . .             312       11,383
2008 . . . . . . . . . . . . . . . . . . . .             312       10,993
Thereafter . . . . . . . . . . . . . . . . .           3,692    1,100,155
                                              ---------------  ----------
Total minimum lease payments . . . . . . . .  $        5,256   $1,163,739
                                                               ==========
Amounts representing interest. . . . . . . .          (2,851)
                                              ---------------
Present value of net minimum lease payments.  $        2,405
                                              ===============


All future operating minimum lease payments include long-term land lease payments which have various renewal options varying between 5 to 10 years. The Company expects that the Company's properties will continue in operation and these leases will be renewed for the next 80 to 90 years. Rent expense for operating leases was approximately $34.6 million in fiscal 2003, $39.8 million in fiscal 2002 and $36.6 million in fiscal 2001. Such amounts include contingent rentals of $9.4 million in fiscal 2003, $12.1 million in fiscal 2002 and $8.5 million in fiscal 2001.

11.  RELATED  PARTY  TRANSACTIONS

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

In November 2002, the Company, through its wholly owned subsidiary, Isle of Capri Bettendorf, L.C., awarded a contract to dredge the Bettendorf Marina, the location of the Isle-Bettendorf property, to Blackhawk Fleet of Davenport, Iowa. Blackhawk Fleet is an affiliate of the Alter Company, which is owned by Robert
S. Goldstein, Jeffrey D. Goldstein and other members of the Goldstein family. The dredging contract was awarded based on competitive bids submitted by four qualified bidders, with Blackhawk Fleet's bid of $118,750 being the lowest.

In March 2003, the Company, through its wholly owned subsidiary, Lady Luck Vicksburg, Inc., sold three barges to the Alter Company, which is owned by Robert S. Goldstein, Jeffrey D. Goldstein and other members of the Goldstein family. The barges were previously classified as property held for sale and sold for $100,000.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  COMMON  STOCK

EARNINGS  (LOSS)  PER  SHARE  OF  COMMON  STOCK
The  following  table  sets  forth the computation of basic and diluted earnings
(loss)  per  share:



                                                                           FISCAL YEAR ENDED
                                                                  -----------------------------------------
                                                                     APRIL 27,        APRIL 28,   APRIL 29,
                                                                        2003            2002         2001
                                                                 ------------------  -----------  ----------
  (In thousands, except per share data)
Numerator:
     Income before extraordinary loss . . . . . . . . . . . . .  $           45,593  $    4,314   $   25,144
     Extraordinary loss, net. . . . . . . . . . . . . . . . . .                   -      (4,349)           -
                                                                 ------------------  -----------  ----------
     Net income (loss). . . . . . . . . . . . . . . . . . . . .  $           45,593  $      (35)  $   25,144
                                                                 ==================  ===========  ==========
     Numerator for basic earnings (loss) per share - income
          (loss) available to common stockholders . . . . . . .  $           45,593  $      (35)  $   25,144
     Effect of diluted securities.. . . . . . . . . . . . . . .                   -           -            -
                                                                 ------------------  -----------  ----------
     Numerator for diluted earnings (loss) per share-
          income (loss) available to common stockholders after
               assumed conversions. . . . . . . . . . . . . . .  $           45,593  $      (35)  $   25,144
                                                                 ==================  ===========  ==========

Denominator:
     Denominator for basic earnings (loss) per share -
          weighted - average shares . . . . . . . . . . . . . .              28,984      28,162       29,894
     Effect of dilutive securities
          Employee stock options
             and nonvested restricted stock . . . . . . . . . .               1,468       1,603        1,619
                                                                 ------------------  -----------  ----------
     Denominator for diluted earnings (loss) per share -
          adjusted weighted - average shares and
               assumed conversions. . . . . . . . . . . . . . .              30,452      29,765       31,513
                                                                 ==================  ===========  ==========

     BASIC EARNINGS (LOSS) PER SHARE
     Income before extraordinary loss.. . . . . . . . . . . . .  $             1.57  $     0.15   $     0.84
     Extraordinary loss, net. . . . . . . . . . . . . . . . . .                   -       (0.15)           -
                                                                 ------------------  -----------  ----------
     Net income.. . . . . . . . . . . . . . . . . . . . . . . .  $             1.57  $        -   $     0.84
                                                                 ==================  ===========  ==========

     DILUTED EARNINGS (LOSS) PER SHARE
     Income before extraordinary loss.. . . . . . . . . . . . .  $             1.50  $     0.15   $     0.80
     Extraordinary loss, net. . . . . . . . . . . . . . . . . .                   -       (0.15)           -
                                                                 ------------------  -----------  ----------
     Net income.. . . . . . . . . . . . . . . . . . . . . . . .  $             1.50  $        -   $     0.80
                                                                 ==================  ===========  ==========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  COMMON  STOCK  (CONTINUED)

STOCK-BASED  COMPENSATION  -  STOCK  OPTION  PLANS
Under the Company's 1992, 1993 and 2000 Stock Option Plans, as amended, a maximum of 1,058,750,
4,650,000 and 1,000,000 options, respectively, may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant.

Stock  options  outstanding  are  as  follows:




                                                         WEIGHTED                WEIGHTED                WEIGHTED
                                                         AVERAGE                 AVERAGE                 AVERAGE
                                                2003     EXERCISE       2002     EXERCISE      2001      EXERCISE
                                              OPTIONS      PRICE        OPTIONS    PRICE       OPTIONS    PRICE
-----------------------------------------  -----------  ---------  ------------  ---------  ----------  ----------
Outstanding options at beginning of
     fiscal year. . . . . . . . . . . . .   3,944,851   $    7.32    4,166,184   $    6.72  3,920,498   $    5.29
Options granted . . . . . . . . . . . . .     780,148       15.06    1,345,384        7.15    611,250       15.47
Options exercised.. . . . . . . . . . . .    (997,717)       4.23   (1,202,357)       5.05   (246,374)       4.65
Options canceled. . . . . . . . . . . . .    (155,199)       9.07     (364,360)       7.34   (119,190)       8.87
                                           -----------             ------------             ----------
Outstanding options at end of fiscal year   3,572,083   $    9.80    3,944,851   $    7.32  4,166,184   $    6.72
                                           ===========             ============             ==========
Weighted average fair value of
     options granted. . . . . . . . . . .  $     8.82               $    4.21               $  11.62


The following table summarizes information about stock options outstanding at April 27, 2003:





                                                        OPTIONS OUTSTANDING  OPTIONS EXERCISABLE
                                                        -------------------  -------------------
                                        WEIGHTED AVERAGE       WEIGHTED                    WEIGHTED
   RANGES OF            NUMBER              REMAINING          AVERAGE         NUMBER       AVERAGE
EXERCISE PRICES       OUTSTANDING       CONTRACTUAL LIFE    EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
----------------  -------------------  -------------------  --------------  ------------  --------------
$   2.11 - $4.21             605,929            5.0 years   $       3.15         383,629  $ 3.21
    4.21 - 6.32               25,125            2.9 years           6.25          25,125    6.25
    6.32 - 8.42            1,192,094            7.7 years           6.67         326,094    7.13
    8.42 - 10.53             330,902            6.4 years          10.25         165,382   10.25
   10.53 - 12.63              64,003            4.4 years          12.20          64,003   12.20
   12.63 - 14.74             181,145            2.6 years          13.74         181,145   13.74
   14.74 - 16.84           1,150,216            8.3 years          15.54         229,466   15.63
   16.84 - 18.95               5,966            3.0 years          18.03           5,966   18.03
   18.95 - 21.05              16,703            4.7 years          20.80          16,703   20.80
                  -------------------                                       --------------
$   2.11 - $21.05          3,572,083            6.9 years   $       9.80       1,397,513  $ 9.10
                  ===================                                       ==============


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  COMMON  STOCK  (CONTINUED)

STOCK-BASED  COMPENSATION  -  DEFERRED  BONUS  PLAN
In the fiscal 2001, the Company's stockholders approved the Deferred Bonus Plan. The Plan provides for the issuance of nonvested stock to eligible officers and employees who agree to receive a deferred bonus in the form of nonvested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years. At April 27, 2003, the nonvested stock issued in connection with the Plan totaled 375,307 shares, of which 46,477 shares were issued during fiscal year ended April 27, 2003, at $20.19, the weighted-average fair value of the nonvested stock at the grant date. For the fiscal year ended April 27, 2003, the Company recorded an unearned compensation contra account in consolidated stockholders' equity equal to the fair value of the nonvested award and recorded compensation expense for the portion of unearned compensation that had been earned through April 27, 2003. Compensation expense related to stock-based compensation under the Deferred Bonus Plan totaled $617,000 in fiscal 2003, $376,000 in fiscal 2002, and $900,000 in fiscal 2001.

STOCK  REPURCHASE
On October 25, 2002, the Company's Board of Directors approved a stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company's outstanding common stock. As of April 27, 2003, the Company repurchased and retired 447,300 shares of common stock under this program.

STOCKHOLDER  RIGHTS  PLAN
In February 1997, the Company adopted a Stockholder Rights Plan. The Plan is designed to preserve the long-term value of the shareholders' investment in the Company. Under the Plan, each shareholder will receive a distribution of one right for each share of the Company's outstanding common stock. The rights were distributed to shareholders of record on March 3, 1997, and will expire ten years thereafter. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of a new series of participating preferred stock at an initial exercise price of $12.50. Initially the rights are represented by the Company's common stock certificates and are not exercisable. The rights become exercisable shortly after a person or group acquires beneficial ownership of 15% or more of the Company or publicly announces its intention to commence a tender or exchange offer that would result in the 15% beneficial ownership level. Under certain circumstances involving a buyer's acquisition of a 15% position in the Company, all rights holders except the buyer will be entitled to purchase common stock at half price. If the Company is acquired through a merger, after such an acquisition, all rights holders except the buyer will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at one cent each at any time before a buyer acquires 15% of the Company's stock.

13.  EMPLOYEE  BENEFIT  PLANS

401(K)  PLAN
The Company has a 401(k) plan covering substantially all of its employees. The Company's contribution expense related to the 401(k) plan was approximately $1.5 million in fiscal 2003, $2.0 million in fiscal 2002 and $1.8 million in fiscal 2001. The Company's contribution is based on a percentage of employee contributions and may include an additional discretionary amount. The 401(k) plan allows employees to invest no more than 5% of their contribution in the Company's common stock.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  EMPLOYEE  BENEFIT  PLANS  (CONTINUED)

INSURANCE  PLAN
The Company has a qualified employee insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company's contribution expense for the plan was approximately $37.9 million in fiscal 2003, $40.3 million in fiscal 2002 and $28.8 million in fiscal 2001.

14.  BUSINESS  INTERRUPTION  INSURANCE  RECOVERIES

During the fiscal year ended April 28, 2002, the Isle of Capri recorded $4.2 million in business interruption insurance proceeds. These amounts are recorded in the accompanying consolidated statements of operations in the line item "Marketing and Administrative Operating Expenses." All of the business interruption insurance proceeds relate to the flooding of the Mississippi River that closed the Isle-Marquette from April 18, 2001, through May 2, 2001, and the Rhythm City-Davenport from April 18, 2001, through May 20, 2001.

15.  VALUATION  CHARGE

The valuation charge for fiscal April 27, 2003, totaling $1.9 million is a reserve for a loss contingency against the investment to date in Ardent Gaming, L.L.C., an unrelated third party. The system being developed under the joint venture is substantially past due and the Company believes it is probable that it will not recover its investment.

During  the  fourth  quarter  of  fiscal  2002, the Company recorded a valuation charge totaling $59.2 million related to the write-down of the assets at the Isle-Tunica and the Lady Luck-Las Vegas. Although both properties had been operating with losses, the Company was committed to improving the results at these properties with additional capital spending and had begun the process resulting in modest positive cash flow at the Isle-Tunica and reduced losses at the Lady Luck-Las Vegas during the fourth quarter of fiscal 2002. Isle of Capri's efforts to increase these properties' performance included focused marketing campaigns and extensive cost reductions. However, on March 14, 2002, the Board resolved to sell or otherwise dispose of the property and equipment at the Isle-Tunica and the Lady Luck-Las Vegas. Under the provisions of SFAS 121, the Company then determined that it would not be able to recover the carrying value of the Isle-Tunica or the Lady Luck-Las Vegas based on current real estate and market conditions in these markets. As such, the Company recorded in the line item "Valuation charge" in the accompanying consolidated statements of operations an impairment write-down of $59.2 million, representing the difference between the Isle-Tunica's and the Lady Luck-Las Vegas' carrying values of $80.7 million and their estimated fair values less estimated costs to sell of $21.5 million. Fair values were based on the most recent offer to purchase the assets. In addition, as the Company committed to a disposal plan in the fourth quarter of 2002 and begun aggressively seeking a buyer of the Isle-Tunica and the Lady Luck-Las Vegas, the Company reclassified the carrying value of these properties to "Property held for sale" in the accompanying consolidated balance sheets as of April 28, 2002. The Company completed the disposal of the Isle-Tunica and the Lady Luck-Las Vegas in fiscal 2003.

In addition, the Company recorded a valuation allowance totaling $2.2 million in fiscal 2002 and $1.0 million in fiscal 2001 to reflect the write-down of marine assets held for sale.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  PREOPENING  EXPENSES

Preopening expenses of $3.9 million in fiscal 2002 and $0.2 million in fiscal 2001 represent salaries, benefits, training, marketing and other costs incurred in connection with the opening of the Isle-Boonville on December 6, 2001.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  INCOME  TAXES

Income  tax  provision  consists  of  the  following:



                                 FISCAL YEAR ENDED
                     ------------------------------------------
                             APRIL 27,    APRIL 28,    APRIL 29,
                                 2003        2002         2001
                     ------------------  -----------  ----------
                                  (In thousands)
Current:
Federal . . . . . .  $            2,001  $  (13,176)  $   10,430
State . . . . . . .               1,147       1,966          506
                     ------------------  -----------  ----------
                                  3,148     (11,210)      10,936
Deferred:
Federal . . . . . .              22,552      12,307        8,705
State . . . . . . .               1,022         (16)         863
                     ------------------  -----------  ----------
                                 23,574      12,291        9,568
                     ------------------  -----------  ----------
                                 26,722       1,081       20,504
Extraordinary loss.                   -      (2,672)           -
                     ------------------  -----------  ----------
                     $           26,722  $    3,753   $   20,504
                     ==================  ===========  ==========


A reconciliation of income tax provision to the statutory corporate federal tax rate of 35% is as follows:




                                             FISCAL YEAR ENDED
                            ---------------------------------------------
                                     APRIL 27,     APRIL 28,    APRIL 29,
                                       2003         2002         2001
                            -------------------  -----------  -----------
                                             (In thousands)
Statutory tax provision. .  $           25,278   $      364   $   16,033
Effects of :
   State taxes . . . . . .               1,410        1,267          890
   Goodwill. . . . . . . .                   -            -        3,355
   Fines and penalties.. .                 105          439          120
   Employment tax credits.                (391)      (1,164)        (148)
   Other . . . . . . . . .                 320          175          254
                            -------------------  -----------  -----------
                            $           26,722   $    1,081   $   20,504
                            ===================  ===========  ===========


                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  INCOME  TAXES  (CONTINUED)

Significant components of the Company's net deferred state and federal income tax liabilities are as follows:




                                                  FISCAL YEAR ENDED
                                      --------------------------------
                                                APRIL 27,       APRIL 28,
                                                    2003        2002
                                      ------------------  -----------
                                                  (In thousands)
Deferred tax liabilities:
Property and equipment . . . . . . .  $           66,280  $   48,586
Other. . . . . . . . . . . . . . . .               2,882      (6,647)
                                      ------------------  -----------
Total deferred tax liabilities . . .              69,162       41,939
Deferred tax assets:
Hedging transactions . . . . . . . .               2,527       2,364
Accrued expenses . . . . . . . . . .              10,452      12,771
Charitable contribution carryover. .                 116         116
Alternative minimum tax credit . . .               3,787       3,787
Employment tax credits . . . . . . .               2,040       1,163
Net operating losses . . . . . . . .              30,426      30,463
Other. . . . . . . . . . . . . . . .               9,872       4,907
                                      ------------------  -----------
Total deferred tax assets. . . . . .              59,220       55,571
                                      ------------------  -----------
Net deferred tax (asset)/ liability.  $            9,942  $  (13,632)
                                      ==================  ===========


At April 28, 2002, the valuation allowance on the deferred tax assets was no longer required. Goodwill related to the Isle-Lake Charles acquisition was reduced in fiscal 2002 to reflect the elimination of the valuation allowance in 2002.

At April 27, 2003, the Company had alternative minimum tax credits that can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 27, 2003, the Company had federal net operating loss carryforwards of $86.9 million for income tax purposes, with expiration dates from 2008 to 2023. The net operating losses are subject to limitation under the income tax regulations, which may limit the amount ultimately utilized; however, the Company believes that all net operating losses will be utilized prior to expiration.

The Internal Revenue Service ("IRS") has completed examinations of our federal consolidated income tax returns for fiscal years ending April 1994-1997 and currently is examining the returns for fiscal years ending April 1998-2001. The IRS has proposed adjustments in connection with the examinations for the April 1994-1998 returns but a final determination has not been made. We believe that the Company's positions comply with the applicable tax law and intend to defend the Company's positions vigorously. The ultimate disposition of these matters could require the Company to make additional payments to the IRS. Nonetheless, we believe that the Company has adequately provided for any foreseeable payments related to these matters and consequently do not anticipate any material earnings impact from the ultimate resolution of these matters.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  EXTRAORDINARY  LOSS

The Company incurred pre-tax extraordinary losses totaling $7.0 million in fiscal 2002. These losses related to the extinguishment of debt in connection with the refinancing of the Isle-Black Hawk's $75.0 million 13% First Mortgage Notes on December 18, 2001, and the refinancing of the Isle of Capri's Amended and Restated Credit Facility on March 27, 2002. These losses included early payment premiums as well as the write-off of debt acquisition costs. The income tax benefit from the extraordinary losses was approximately $2.7 million.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS (CONTINUED)

The estimated carrying amounts and fair values of the Company's financial instruments are as follows:




                                                           APRIL 27, 2003    APRIL 28, 2002
                                                          ----------------  ---------------
                                                CARRYING                          CARRYING
                                                AMOUNT            FAIR VALUE       AMOUNT    FAIR VALUE
                                                ----------------  ---------------  --------  -----------
                                                                    (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents. . . . . . . . . . .  $         80,639  $        80,639  $ 76,597  $    76,597
Short-term investments . . . . . . . . . . . .            13,987           13,987         -            -
Restricted cash. . . . . . . . . . . . . . . .             2,922            2,922     3,677        3,677

FINANCIAL LIABILITIES:
8.75% Senior subordinated notes. . . . . . . .  $        390,000  $       407,550  $390,000  $   401,700
9.00% Senior subordinated notes. . . . . . . .           200,000          212,000   200,000      206,000
Senior secured credit facility . . . . . . . .           250,500          250,500   325,000      326,625
Isle-Black Hawk senior secured credit facility           170,654          170,654    77,900       77,900
TIF bonds. . . . . . . . . . . . . . . . . . .             5,306            5,667     5,929        5,929
BID bonds. . . . . . . . . . . . . . . . . . .               816              828         -            -
Other long-term debt . . . . . . . . . . . . .            10,711           10,711    10,470       10,470


21.  CONTINGENCIES

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

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.2 million as of April 27, 2003, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company's favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens
Administrative Court of First Instance. An appeal of this matter was heard on January 22, 2003, which has been rejected. A further appeal is possible.
Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 6, 2002, a panel of arbitrators in St. Louis, Missouri, issued an award that the Company was liable for $4.5 million in damages in connection with a lease of real estate located near Kimmswick, Jefferson County, Missouri. The Company has filed a motion in the United States District Court for the Eastern District of Missouri seeking to vacate the arbitration award. The case has now been moved to the state court. The Company recognized an additional $1.8 million in expense during the second quarter ended October 27, 2002, in order to bring the total amount accrued for this loss contingency to $4.5 million, notwithstanding the motion to vacate.

On December 30, 2002, the County of Jefferson, Missouri, initiated a lawsuit in the Circuit Court of Jefferson County, Missouri, against the Company and a subsidiary, alleging a breach of a 1993 contract entered into by the County, that subsidiary and guaranteed by Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) relating to the development of a casino-site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. The case has now been moved to the state court. The outcome of this matter cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to vigorously and appropriately defend the claims asserted in this matter.

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

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION

Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company's $390.0 million 8.75% Senior Subordinated Notes due 2009, $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million Senior Secured Credit Facility. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of April 27, 2003, April 28, 2002 and April 29, 2001.

   CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR AND PARENT COMPANY FINANCIAL
                                   INFORMATION
 AS OF APRIL 27, 2003 AND APRIL 28, 2002 AND FOR THE YEARS ENDED APRIL 27, 2003,
                        APRIL 28, 2002 AND APRIL 29, 2001
                                (IN  THOUSANDS)



                                                                                           (B)
                                                 ISLE OF CAPRI            (A)          NON-WHOLLY
                                                 CASINOS, INC.           WHOLLY          OWNED        CONSOLIDATING
                                                   GUARANTOR             OWNED            NON-             AND
                                                    (PARENT            GUARANTOR       GUARANTOR       ELIMINATING
                                                   OBLIGOR)           SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                            -----------------------  --------------  --------------  ---------------
                                                                   AS OF  APRIL 27, 2003
BALANCE SHEET
------------------------------------------
Current assets . . . . . . . . . . . . . .  $               14,611   $       89,199  $      33,604   $       (1,669)
Intercompany receivables . . . . . . . . .                (173,730)         206,680        (32,950)               -
Investments in subsidiaries. . . . . . . .                 253,227          282,930        170,276         (706,433)
Property and equipment, net. . . . . . . .                   3,760          668,683        168,889                -
Other assets . . . . . . . . . . . . . . .                 972,264          369,438        140,962       (1,051,537)
                                            -----------------------  --------------  --------------  ---------------
Total assets.. . . . . . . . . . . . . . .  $            1,070,132   $    1,616,930  $     480,781   $   (1,759,639)
                                            =======================  ==============  ==============  ===============

Current liabilities. . . . . . . . . . . .  $               24,691   $       90,777  $      42,372   $       (1,669)
Intercompany payables. . . . . . . . . . .                  14,900          936,731         99,906       (1,051,537)
Long-term debt,
   less current maturities.. . . . . . . .                 835,000            6,581        161,649                -
Deferred state income taxes. . . . . . . .                       -            7,557            118                -
Other accrued liabilities. . . . . . . . .                  (9,503)          53,375        (20,825)               -
Minority interest. . . . . . . . . . . . .                       -                -              -           14,177
Stockholders' equity . . . . . . . . . . .                 205,044          521,909        197,561         (720,610)
                                            -----------------------  --------------  --------------  ---------------
Total liabilities and stockholders' equity  $            1,070,132   $    1,616,930  $     480,781   $   (1,759,639)
                                            =======================  ==============  ==============  ===============




                                            ISLE OF CAPRI
                                            CASINOS, INC.
                                             CONSOLIDATED
                                            --------------
BALANCE SHEET
------------------------------------------
Current assets . . . . . . . . . . . . . .  $      135,745
Intercompany receivables . . . . . . . . .               -
Investments in subsidiaries. . . . . . . .               -
Property and equipment, net. . . . . . . .         841,332
Other assets . . . . . . . . . . . . . . .         431,127
                                            --------------
Total assets.. . . . . . . . . . . . . . .  $    1,408,204
                                            ==============

Current liabilities. . . . . . . . . . . .  $      156,171
Intercompany payables. . . . . . . . . . .               -
Long-term debt,
   less current maturities.. . . . . . . .       1,003,230
Deferred state income taxes. . . . . . . .           7,675
Other accrued liabilities. . . . . . . . .          23,047
Minority interest. . . . . . . . . . . . .          14,177
Stockholders' equity . . . . . . . . . . .         203,904
                                            --------------
Total liabilities and stockholders' equity  $    1,408,204
                                            ==============

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)


                                                                                                      (B)
                                                   ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                   CASINOS, INC.                     WHOLLY          OWNED        CONSOLIDATING
                                                     GUARANTOR                       OWNED            NON-             AND
                                                      (PARENT                      GUARANTOR       GUARANTOR       ELIMINATING
                                                      OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                     ------------------------------------------  --------------  --------------  ---------------
                                                                     FOR THE FISCAL YEAR ENDED APRIL 27, 2003
STATEMENT OF OPERATIONS
-----------------------------------
Revenues:
Casino. . . . . . . . . . . . . . .  $                    -                      $     942,695   $     108,790   $            -
Rooms, food, beverage and other . .                      839                           192,331          20,803                -
                                     ------------------------------------------  --------------  --------------  ---------------
Gross revenues. . . . . . . . . . .                      839                         1,135,026         129,593                -
Less promotional allowances.. . . .                                          -         176,575          23,152                -
                                     ------------------------------------------  --------------  --------------  ---------------
Net revenues. . . . . . . . . . . .                      839                           958,451         106,441                -

Operating expenses:
Casino. . . . . . . . . . . . . . .                                          -         176,210          15,616                -
Gaming taxes. . . . . . . . . . . .                                          -         208,697          20,780                -
Rooms, food, beverage and other.. .                   19,501                           348,629          33,980                -
Valuation charge. . . . . . . . . .                    1,923                                 -               -                -
Management fee expense (revenue). .                  (34,570)                           31,164           3,406                -
Depreciation and amortization . . .                    1,174                            69,285           6,167                -
                                     ------------------------------------------  --------------  --------------  ---------------
Total operating expenses. . . . . .                  (11,972)                          833,985          79,949                -
                                     ------------------------------------------  --------------  --------------  ---------------

Operating income. . . . . . . . . .                   12,811                           124,466          26,492                -
Interest expense. . . . . . . . . .                  (78,483)                         (113,008)         (8,656)         117,582
Interest income.. . . . . . . . . .                  112,875                             3,650           1,619         (117,582)
Minority interest.. . . . . . . . .                      -                                   -               -           (9,451)
Dividend Income.. . . . . . . . . .                   6,441                                  -               -           (6,441)
Equity in income (loss) of
    unconsolidated joint venture. .                  12,489                              9,586            (160)         (21,915)
                                     ------------------------------------------  --------------  --------------  ---------------

Income (loss) before income taxes..                  66,133                             24,694          19,295          (37,807)
Income tax provision. . . . . . . .                  20,540                              5,971             211                -
                                     ------------------------------------------  --------------  --------------  ---------------
Net income (loss) . . . . . . . . .  $               45,593                      $      18,723   $      19,084   $      (37,807)
                                     ==========================================  ==============  ==============  ===============




                                      ISLE OF CAPRI
                                      CASINOS, INC.
                                      CONSOLIDATED
                                     ---------------
STATEMENT OF OPERATIONS
-----------------------------------
Revenues:
Casino. . . . . . . . . . . . . . .  $    1,051,485
Rooms, food, beverage and other . .         213,973
                                     ---------------
Gross revenues. . . . . . . . . . .       1,265,458
Less promotional allowances.. . . .         199,727
                                     ---------------
Net revenues. . . . . . . . . . . .       1,065,731

Operating expenses:
Casino. . . . . . . . . . . . . . .         191,826
Gaming taxes. . . . . . . . . . . .         229,477
Rooms, food, beverage and other.. .         402,110
Valuation charge. . . . . . . . . .           1,923
Management fee expense (revenue). .               -
Depreciation and amortization . . .          76,626
                                     ---------------
Total operating expenses. . . . . .         901,962
                                     ---------------

Operating income. . . . . . . . . .         163,769
Interest expense. . . . . . . . . .         (82,565)
Interest income.. . . . . . . . . .             562
Minority interest.. . . . . . . . .          (9,451)
Dividend Income.. . . . . . . . . .               -
Equity in income (loss) of
    unconsolidated joint venture. .               -
                                     ---------------

Income (loss) before income taxes..          72,315
Income tax provision. . . . . . . .          26,722
                                     ---------------
Net income (loss) . . . . . . . . .  $       45,593
                                     ===============

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)



                                                                                                       (B)
                                                    ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                    CASINOS, INC.                     WHOLLY          OWNED        CONSOLIDATING
                                                      GUARANTOR                       OWNED            NON-             AND
                                                       (PARENT                      GUARANTOR       GUARANTOR       ELIMINATING
                                                       OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                      ------------------------------------------  --------------  --------------  ---------------
                                                                      FOR THE FISCAL YEAR ENDED APRIL 27, 2003
STATEMENT OF CASH FLOWS
------------------------------------
Net cash provided by (used in)
operating activities . . . . . . . . . .             $147,708                      $44,508         $28,437         $(82,466)
Net cash provided by (used in)
investing activities . . . . . . . . . .              (66,434)                     (49,889)       (101,065)          76,803
Net cash provided by (used in )
financing activities . . . . . . . . . .              (78,263)                         336          77,084            7,283
                                      ------------------------------------------  --------------  --------------  ---------------
Net increase (decrease) in cash and
cash equivalents . . . . . . . . . . . .                3,011                       (5,045)          4,456           1,620
Cash and cash equivalents at
beginning of the period . . . . . . . .                 2,690                       58,312          15,738             (143)
                                      ------------------------------------------  --------------  --------------  ---------------
Cash and cash equivalents at
end of the period . . . . . . . . . . .                $5,701                      $53,267         $20,194           $1,477
                                      ==========================================  ==============  ==============  ===============





                                       ISLE OF CAPRI
                                       CASINOS, INC.
                                       CONSOLIDATED
                                      ---------------

STATEMENT OF CASH FLOWS
------------------------------------
Net cash provided by (used in)
operating activities . . . . . . . .     $138,187
Net cash provided by (used in)
investing activities . . . . . . . .     (140,585)
Net cash provided by (used in )
financing activities . . . . . . . .        6,440
                                      ---------------
Net increase (decrease) in cash and
cash equivalents . . . . . . . . . .        4,042
Cash and cash equivalents at
beginning of the period . . . . . .        76,597
                                      ---------------
Cash and cash equivalents at
end of the period . . . . . . . . .       $80,639
                                      ===============






                                                                                         (B)
                                                ISLE OF CAPRI            (A)          NON-WHOLLY
                                                CASINOS, INC.           WHOLLY          OWNED        CONSOLIDATING
                                                  GUARANTOR             OWNED            NON-             AND
                                                   (PARENT            GUARANTOR       GUARANTOR       ELIMINATING
                                                   OBLIGOR)          SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                            ----------------------  --------------  --------------  ---------------
                                                                       AS OF APRIL 28, 2002
BALANCE SHEET
------------------------------------------
Current assets . . . . . . . . . . . . . .  $                7,475  $      113,900  $      14,999   $            -
Intercompany receivables . . . . . . . . .                 925,523          97,986        (12,183)      (1,011,326)
Investments in subsidiaries. . . . . . . .                 190,389         273,342            425         (463,100)
Property and equipment, net. . . . . . . .                   2,093         687,252        114,162                -
Other assets . . . . . . . . . . . . . . .                  22,630         346,831         35,240                -
                                            ----------------------  --------------  --------------  ---------------
Total assets.. . . . . . . . . . . . . . .  $            1,148,110  $    1,519,311  $     152,643   $   (1,474,426)
                                            ======================  ==============  ==============  ===============

Current liabilities. . . . . . . . . . . .  $               32,391  $       98,919  $      27,302   $           (2)
Intercompany payables. . . . . . . . . . .                  38,791         956,216         16,319       (1,011,326)
Long-term debt,
   less current maturities.. . . . . . . .                 912,500           8,731         73,892                -
Deferred state income taxes. . . . . . . .                       -           5,392             23                -
Other accrued liabilities. . . . . . . . .                   5,027           1,000         10,275                -
Minority interest. . . . . . . . . . . . .                       -               -              -           10,990
Stockholders' equity . . . . . . . . . . .                 159,401         449,053         24,832         (474,088)
                                            ----------------------  --------------  --------------  ---------------
Total liabilities and stockholders' equity  $            1,148,110  $    1,519,311  $     152,643   $   (1,474,426)
                                            ======================  ==============  ==============  ===============




                                            ISLE OF CAPRI
                                            CASINOS, INC.
                                             CONSOLIDATED
                                            --------------
BALANCE SHEET
------------------------------------------
Current assets . . . . . . . . . . . . . .  $      136,374
Intercompany receivables . . . . . . . . .               -
Investments in subsidiaries. . . . . . . .           1,056
Property and equipment, net. . . . . . . .         803,507
Other assets . . . . . . . . . . . . . . .         404,701
                                            --------------
Total assets.. . . . . . . . . . . . . . .  $    1,345,638
                                            ==============

Current liabilities. . . . . . . . . . . .  $      158,610
Intercompany payables. . . . . . . . . . .               -
Long-term debt,
   less current maturities.. . . . . . . .         995,123
Deferred state income taxes. . . . . . . .           5,415
Other accrued liabilities. . . . . . . . .          16,302
Minority interest. . . . . . . . . . . . .          10,990
Stockholders' equity . . . . . . . . . . .         159,198
                                            --------------
Total liabilities and stockholders' equity  $    1,345,638
                                            ==============

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)



                                                                                                           (B)
                                                        ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                        CASINOS, INC.                     WHOLLY          OWNED
                                                          GUARANTOR                       OWNED            NON-
                                                           (PARENT                      GUARANTOR       GUARANTOR
                                                           OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES
                                          ------------------------------------------  --------------  --------------
                                                               FOR THE FISCAL YEAR ENDED APRIL 28, 2002
STATEMENT OF OPERATIONS
----------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . .  $                                       -   $     946,689   $     110,278
Rooms, food, beverage and other. . . . .                                        737         207,915          23,026
                                          ------------------------------------------  --------------  --------------
Gross revenues . . . . . . . . . . . . .                                        737       1,154,604         133,304
Less promotional allowances. . . . . . .                                          -         180,647          22,687
                                          ------------------------------------------  --------------  --------------
Net revenues . . . . . . . . . . . . . .                                        737         973,957         110,617

Operating expenses:
Casino.. . . . . . . . . . . . . . . . .                                          -         187,513          16,342
Gaming taxes . . . . . . . . . . . . . .                                          -         205,358          21,709
Rooms, food, beverage and other. . . . .                                     16,131         364,780          35,944
Valuation charge . . . . . . . . . . . .                                          -          61,282              80
Management fee expense (revenue) . . . .                                    (36,315)         31,556           4,759
Depreciation and amortization. . . . . .                                        785          66,820           4,459
                                          ------------------------------------------  --------------  --------------
Total operating expenses . . . . . . . .                                    (19,399)        917,309          83,293
                                          ------------------------------------------  --------------  --------------

Operating income.. . . . . . . . . . . .                                     20,136          56,648          27,324
Interest expense . . . . . . . . . . . .                                    (81,016)        (98,625)        (11,157)
Interest income. . . . . . . . . . . . .                                     98,013           4,242             216
Minority interest. . . . . . . . . . . .                                          -               -               -
Dividend income. . . . . . . . . . . . .                                     26,000               -               -
Equity in income (loss) of
    unconsolidated joint venture.. . . .                                    (46,376)         16,830             (30)
                                          ------------------------------------------  --------------  --------------

Income (loss) before income taxes and
    extraordinary loss . . . . . . . . .                                     16,757         (20,905)         16,353
Income tax provision (benefit) . . . . .                                     18,209         (14,456)              -
                                          ------------------------------------------  --------------  --------------
Income before extraordinary loss.. . . .                                     (1,452)         (6,449)         16,353
Extraordinary loss on extinguishment of
    debt (net of income tax benefit) . .                                      1,417          (1,908)         (6,769)
                                          ------------------------------------------  --------------  --------------
Net income (loss). . . . . . . . . . . .  $                                     (35)  $      (8,357)  $       9,584
                                          ==========================================  ==============  ==============



                                           CONSOLIDATING
                                                AND         ISLE OF CAPRI
                                            ELIMINATING     CASINOS, INC.
                                              ENTRIES       CONSOLIDATED
                                          ---------------  ---------------
STATEMENT OF OPERATIONS
----------------------------------------
Revenues:
Casino . . . . . . . . . . . . . . . . .  $            -   $    1,056,967
Rooms, food, beverage and other. . . . .               -          231,678
                                          ---------------  ---------------
Gross revenues . . . . . . . . . . . . .               -        1,288,645
Less promotional allowances. . . . . . .               -          203,334
                                          ---------------  ---------------
Net revenues . . . . . . . . . . . . . .               -        1,085,311

Operating expenses:
Casino.. . . . . . . . . . . . . . . . .               -          203,855
Gaming taxes . . . . . . . . . . . . . .               -          227,067
Rooms, food, beverage and other. . . . .               -          416,855
Valuation charge . . . . . . . . . . . .               -           61,362
Management fee expense (revenue) . . . .               -                -
Depreciation and amortization. . . . . .               -           72,064
                                          ---------------  ---------------
Total operating expenses . . . . . . . .               -          981,203
                                          ---------------  ---------------

Operating income.. . . . . . . . . . . .               -          104,108
Interest expense . . . . . . . . . . . .         101,621          (89,177)
Interest income. . . . . . . . . . . . .        (101,621)             850
Minority interest. . . . . . . . . . . .          (7,676)          (7,676)
Dividend income. . . . . . . . . . . . .         (26,000)               -
Equity in income (loss) of
    unconsolidated joint venture.. . . .          29,538              (38)
                                          ---------------  ---------------

Income (loss) before income taxes and
    extraordinary loss . . . . . . . . .          (4,138)           8,067
Income tax provision (benefit) . . . . .               -            3,753
                                          ---------------  ---------------
Income before extraordinary loss.. . . .          (4,138)           4,314
Extraordinary loss on extinguishment of
    debt (net of income tax benefit) . .           2,911           (4,349)
                                          ---------------  ---------------
Net income (loss). . . . . . . . . . . .  $       (1,227)  $          (35)
                                          ===============  ===============

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)




                                                                                                       (B)
                                                    ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                    CASINOS, INC.                     WHOLLY          OWNED        CONSOLIDATING
                                                      GUARANTOR                       OWNED            NON-             AND
                                                       (PARENT                      GUARANTOR       GUARANTOR       ELIMINATING
                                                       OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                      ------------------------------------------  --------------  --------------  ---------------
                                                                      FOR THE FISCAL YEAR ENDED APRIL 28, 2002
STATEMENT OF CASH FLOWS
------------------------------------
Net cash provided by
   operating activities. . . . . . .  $                                   2,450   $     110,392   $      32,083   $        8,690
Net cash provided by (used in)
   investing activities. . . . . . .                                     38,360        (108,299)        (27,154)          (3,385)
Net cash used in
   financing activities. . . . . . .                                    (38,279)         (2,764)         (7,075)          (5,081)
                                      ------------------------------------------  --------------  --------------  ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . .                                      2,531            (671)         (2,146)             224
Cash and cash equivalents at
   beginning of the year . . . . . .                                        159          59,005          13,170            4,325
                                      ------------------------------------------  --------------  --------------  ---------------
Cash and cash equivalents at
   end of the year . . . . . . . . .  $                                   2,690   $      58,334   $      11,024   $        4,549
                                      ==========================================  ==============  ==============  ===============




                                       ISLE OF CAPRI
                                       CASINOS, INC.
                                       CONSOLIDATED
                                      ---------------

STATEMENT OF CASH FLOWS
------------------------------------
Net cash provided by
   operating activities. . . . . . .  $      153,615
Net cash provided by (used in)
   investing activities. . . . . . .        (100,478)
Net cash used in
   financing activities. . . . . . .         (53,199)
                                      ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . .             (62)
Cash and cash equivalents at
   beginning of the year . . . . . .          76,659
                                      ---------------
Cash and cash equivalents at
   end of the year . . . . . . . . .  $       76,597
                                      ===============

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)



                                                                                                    (B)
                                                 ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                 CASINOS, INC.                     WHOLLY          OWNED        CONSOLIDATING
                                                   GUARANTOR                       OWNED            NON-             AND
                                                    (PARENT                      GUARANTOR       GUARANTOR       ELIMINATING
                                                    OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                   ------------------------------------------  --------------  --------------  ---------------
                                                                    FOR THE FISCAL YEAR ENDED APRIL 29, 2001
STATEMENT OF OPERATIONS
---------------------------------
Revenues:
Casino. . . . . . . . . . . . . .  $                                       -   $     855,150   $     101,997   $            -
Rooms, food, beverage and other .                                        528         202,883          17,790                -
                                   ------------------------------------------  --------------  --------------  ---------------
Gross revenues. . . . . . . . . .                                        528       1,058,033         119,787                -
Less promotional allowances.. . .                                          -         175,879          19,668                -
                                   ------------------------------------------  --------------  --------------  ---------------
Net revenues. . . . . . . . . . .                                        528         882,154         100,119                -

Operating expenses:
Casino. . . . . . . . . . . . . .                                          -         177,392          14,817                -
Gaming taxes. . . . . . . . . . .                                          -         172,489          20,082                -
Rooms, food, beverage and other..                                     (1,409)        348,719          35,596                -
Depreciation and amortization . .                                      1,179          64,597           3,336                -
                                   ------------------------------------------  --------------  --------------  ---------------
Total operating expenses. . . . .                                       (230)        763,197          73,831                -

Operating income. . . . . . . . .                                        758         118,957          26,288                -
Interest expense. . . . . . . . .                                    (92,129)        (96,415)        (11,688)         101,289
Interest income.. . . . . . . . .                                    100,688           5,524             184         (101,289)
Minority interest.. . . . . . . .                                          -               -               -           (6,357)
Dividend income . . . . . . . . .                                          -          14,819               -          (14,819)
Equity in income (loss) of
   unconsolidated joint venture..                                     31,236          29,046               -          (60,444)
                                   ------------------------------------------  --------------  --------------  ---------------
Income (loss) before income taxes                                     40,553          71,931          14,784          (81,620)
Income tax provision. . . . . . .                                     15,418           5,086               -                -
                                   ------------------------------------------  --------------  --------------  ---------------
Net income (loss).. . . . . . . .  $                                  25,135   $      66,845   $      14,784   $      (81,620)
                                   ==========================================  ==============  ==============  ===============




                                    ISLE OF CAPRI
                                    CASINOS, INC.
                                    CONSOLIDATED
                                   ---------------

STATEMENT OF OPERATIONS
---------------------------------
Revenues:
Casino. . . . . . . . . . . . . .  $      957,147
Rooms, food, beverage and other .         221,201
                                   ---------------
Gross revenues. . . . . . . . . .       1,178,348
Less promotional allowances.. . .         195,547
                                   ---------------
Net revenues. . . . . . . . . . .         982,801

Operating expenses:
Casino. . . . . . . . . . . . . .         192,209
Gaming taxes. . . . . . . . . . .         192,571
Rooms, food, beverage and other..         382,906
Depreciation and amortization . .          69,112
                                   ---------------
Total operating expenses. . . . .         836,798

Operating income. . . . . . . . .         146,003
Interest expense. . . . . . . . .         (98,943)
Interest income.. . . . . . . . .           5,107
Minority interest.. . . . . . . .          (6,357)
Dividend income . . . . . . . . .               -
Equity in income (loss) of
   unconsolidated joint venture..            (162)
                                   ---------------
Income (loss) before income taxes          45,648
Income tax provision. . . . . . .          20,504
                                   ---------------
Net income (loss).. . . . . . . .  $       25,144
                                   ===============

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  CONSOLIDATING  CONDENSED  FINANCIAL  INFORMATION  (CONTINUED)



                                                                                                       (B)
                                                    ISLE OF CAPRI                      (A)          NON-WHOLLY
                                                    CASINOS, INC.                     WHOLLY          OWNED        CONSOLIDATING
                                                      GUARANTOR                       OWNED            NON-             AND
                                                       (PARENT                      GUARANTOR       GUARANTOR       ELIMINATING
                                                       OBLIGOR)                    SUBSIDIARIES    SUBSIDIARIES       ENTRIES
                                      ------------------------------------------  --------------  --------------  ---------------
                                                                      FOR THE FISCAL YEAR ENDED APRIL 29, 2001
STATEMENT OF CASH FLOWS
Net cash provided by (used in)
   operating activities. . . . . . .  $                                (183,107)  $     439,057   $      14,802   $     (196,602)
Net cash provided by (used in)
   investing activities. . . . . . .                                     41,265        (453,984)         (8,570)         195,911
Net cash provided by (used in)
   financing activities. . . . . . .                                     63,056          (4,129)            297              691
                                      ------------------------------------------  --------------  --------------  ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . .                                    (78,786)        (19,056)          6,529                -
Cash and cash equivalents at
   beginning of the year . . . . . .                                     78,945          82,514           6,513                -
                                      ------------------------------------------  --------------  --------------  ---------------
Cash and cash equivalents at
   end of the year . . . . . . . . .  $                                     159   $      63,458   $      13,042   $            -
                                      ==========================================  ==============  ==============  ===============




                                       ISLE OF CAPRI
                                       CASINOS, INC.
                                       CONSOLIDATED
                                      ---------------

STATEMENT OF CASH FLOWS
Net cash provided by (used in)
   operating activities. . . . . . .  $       74,150
Net cash provided by (used in)
   investing activities. . . . . . .        (225,378)
Net cash provided by (used in)
   financing activities. . . . . . .          59,915
                                      ---------------
Net increase (decrease) in cash and
   cash equivalents. . . . . . . . .         (91,313)
Cash and cash equivalents at
   beginning of the year . . . . . .         167,972
                                      ---------------
Cash and cash equivalents at
   end of the year . . . . . . . . .  $       76,659
                                      ===============

(a) Certain of the Company's wholly owned subsidiaries were guarantors on the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility including the following: the Isle-Biloxi, the Isle-Vicksburg, the Isle-Tunica, the Isle-Bossier City, and the Isle-Lake Charles as well as PPI, Inc., IOC Holdings, L.L.C. and Riverboat Services, Inc. The subsidiaries operating the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, and the Isle-Marquette became guarantors as of March 2, 2000, the date of their acquisition. The subsidiaries operating the Isle-Boonville, the Isle-Kansas City, the Lady Luck-Las Vegas and the Isle-Davenport became guarantors as of their respective dates of acquisition. Each of the subsidiaries guarantors is joint and several with the guarantees of the other subsidiaries.

(b) The following non-wholly owned subsidiaries were not guarantors on the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes nor the Senior Secured Credit Facility: Isle of Capri Black Hawk, L.L.C., Isle of Capri Black Hawk Capital Corp., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc., Capri Air, Inc., Lady Luck Gaming Corp., Lady Luck Gulfport, Inc., Lady Luck Vicksburg, Inc., Lady Luck Biloxi, Inc., Lady Luck Central City, Inc., IOC-Coahoma, Inc., Pompano Park Holdings, L.L.C., Casino America of Colorado, Inc., ASMI Management, Inc. and IOC Development, L.L.C., Casino America, Inc., ICC Corp., International Marco Polo Services, Inc., IOC-St. Louis County, Inc., IOC, L.L.C., Isle of Capri Casino Colorado, Inc., Isle of Capri of Michigan L.L.C., Lady Luck Bettendorf Marina Corp., Water Street Redevelopment Corporation, Casino Parking, Inc., IOC-Black Hawk Distribution Company, L.L.C., Isle of Capri of Jefferson County, Inc., Lady Luck Scott City, Inc., and Louisiana Horizons, L.L.C.

                           ISLE OF CAPRI CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.  SELECTED  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)




                                                                             FISCAL QUARTERS ENDED
                                                ----------------------------------------------------------------
                                                               JULY 28,    OCTOBER 27,   JANUARY 26,   APRIL 27,
                                                                  2002          2002          2003         2003
                                                ----------------------  ------------  -------------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues . . . . . . . . . . . . . . . . .  $              276,663  $    260,113  $    253,078   $  275,877
Operating income . . . . . . . . . . . . . . .                  42,908        33,661        36,071       51,129
Net income . . . . . . . . . . . . . . . . . .                  12,173         6,787         8,395       18,238
Net income per common share:
Basic. . . . . . . . . . . . . . . . . . . . .                    0.42          0.24          0.29         0.62
Diluted. . . . . . . . . . . . . . . . . . . .                    0.40          0.22          0.28         0.60

                                                                               FISCAL QUARTERS ENDED
                                                ----------------------------------------------------------------
                                                               JULY 29,   OCTOBER 28,   JANUARY 27,    APRIL 28,
                                                                  2001          2001          2002         2002
                                                ----------------------  ------------  -------------  -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues . . . . . . . . . . . . . . . . .  $              262,936  $    260,506  $    262,135   $  299,734
Operating income (loss). . . . . . . . . . . .                  34,492        40,580        35,906       (6,870)
Income (loss) before extraordinary loss. . . .                   5,854        10,435         8,082      (20,057)
Extraordinary loss, net of income tax benefit.                       -             -        (2,438)      (1,911)
Net income (loss). . . . . . . . . . . . . . .                   5,854        10,435         5,644      (21,968)
Net income (loss) per common share before
     extraordinary loss:
Basic. . . . . . . . . . . . . . . . . . . . .                    0.21          0.37          0.29        (0.71)
Diluted. . . . . . . . . . . . . . . . . . . .                    0.20          0.35          0.27        (0.71)
Net income (loss) per common share:
Basic. . . . . . . . . . . . . . . . . . . . .                    0.21          0.37          0.20        (0.78)
Diluted. . . . . . . . . . . . . . . . . . . .                    0.20          0.35          0.19        (0.78)


Quarterly data may not necessarily sum to the full year data reported in the Company's consolidated financial statements.

The fourth quarter of fiscal 2003 includes $2.6 million related to insurance proceeds for a litigation settlement that was expensed in the fourth quarter of fiscal 2002 at the Isle-Lake Charles. Also included in the fourth quarter of fiscal 2003, is a $1.9 million valuation charge related to a write-off of the investment to date in Ardent Gaming, L.L.C., an unrelated third party. In connection with its analysis of estimated accruals, the Company adjusted reserves related to its health, workers' compensation and general liability insurance programs which resulted in a $3.5 million increase to net income.

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

The fourth quarter of fiscal 2002 includes $59.2 million related to a valuation charge for the difference between net book value and estimated fair value less estimated costs to sell at the Isle-Tunica and the Lady Luck-Las Vegas. Also included in the fourth quarter of fiscal 2002, is a valuation charge of $2.2 million for a barge and hulls that have been in storage for future development, which are offered for sale, and $2.6 million related to a litigation settlement that was expensed at the Isle-Lake Charles.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information about securities authorized for issuance under our 1992, 1993 and 2000 Employee Stock Option Plans, and our Deferred Bonus Plan, for the fiscal year ended April 27, 2003.

                            (a)                                  (b)                        (c)
-------------------------------------------------------------------------------------------------------------
     Plan category     Number of securities to be         Weighted-average exercise   Number of securities
                       issued upon exercise of            price of outstanding        remaining available for
                       outstanding options, warrants      options, warrants and       future issuance under
                       and rights                         rights                    equity compensation plans
                                                                                     (excluding securities
                                                                                     reflected in column (a))
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders . . . . . . . . . 3,947,390               $                 9.70                          -
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders . . . . . . .         -                                     -                          -
-------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . 3,947,390               $                 9.70                          -
-------------------------------------------------------------------------------------------------------------

     The remaining information required by this item has been omitted from this report and is incorporated by reference to Isle of Capri's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     This item has been omitted from this report and is incorporated by reference to Isle of Capri's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM  14.   CONTROLS  AND  PROCEDURES.

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

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES  IN  INTERNAL  CONTROLS

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                                     PART IV
                                     -------

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K.

     (a)     Documents  Filed  as  Part  of  this  Report.
             --------------------------------------------

          1.     Financial  Statements.
                 ---------------------

          The following financial statements and report of independent auditors are included on pages 61 to 111 of this Form 10-K:

                    ISLE  OF  CAPRI  CASINOS,  INC.

                    Report  of  Independent  Auditors
                    Consolidated  Balance Sheets - April 27, 2003 and
                    April 28,  2002
                    Consolidated Statements of Operations - Fiscal Years ended April 27, 2003, April 28, 2002 and April 29, 2001
                    Consolidated Statements of Stockholders' Equity - Fiscal Years ended
                    April  27,  2003,  April  28,  2002  and  April  29,  2001
                    Consolidated  Statements  of  Cash  Flows - Fiscal
                    Years ended April 27, 2003, April 28, 2002 and April 29,2001 Notes to Consolidated Financial Statements

          2.     Financial  Statements  Schedule.
                 --------------------------------
                 The following financial statement schedule is filed on page 118 of this Form 10-K and should be read in conjunction with the financial statements included under Item 8.

                          Schedule  II- Valuation  and  Qualifying  Accounts

                All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or Notes.

          3.     Exhibits.
                 --------

                A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

     (b)     Reports  on  Form  8-K.
             ----------------------

                During the year ended April 27, 2003, the Company filed the following reports on Form 8-K:

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

                                   ISLE  OF  CAPRI  CASINOS,  INC.

Dated:  July  1,  2003             By:  /s/  Bernard  Goldstein
                                        -------------------------
                                   Bernard  Goldstein,  Chairman  of the  Board,
                                   Chief  Executive  Officer,  and  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  July  1,  2003             /s/  Bernard  Goldstein
                                   ------------------------
                                   Bernard  Goldstein, Chairman  of  the  Board,
                                   Chief  Executive  Officer  and  Director
                                  (Principal  Executive  Officer)

Dated:  July  1,  2003            /s/  John  M.  Gallaway
                                  ------------------------
                                  John  M.  Gallaway,  President,
                                  Chief  Operating Officer and Director

Dated:  July  1,  2003            /s/  Rexford  A.  Yeisley
                                  --------------------------
                                  Rexford  A. Yeisley, Chief  Financial  Officer
                                 (Principal Financial  and  Accounting  Officer)

Dated:  July  1,  2003            /s/  Allan  B.  Solomon
                                  ------------------------
                                  Allan  B. Solomon, Executive  Vice  President,
                                  Secretary,  General  Counsel  and  Director

Dated:  July  1,  2003            /s/  Robert  S.  Goldstein
                                  ---------------------------
                                  Robert  S.  Goldstein,  Director

Dated:  July  1,  2003            /s/  Alan  J.  Glazer
                                  ----------------------
                                  Alan  J.  Glazer,  Director

Dated:  July  1,  2003            /s/  Emanuel  Crystal
                                  ----------------------
                                  Emanuel  Crystal,  Director

Dated:  July  1,  2003            /s/  W.  Randolph  Baker
                                  -------------------------
                                  W.  Randolph  Baker,  Director

Dated:  July  1,  2003            /s/  Jeffrey  Goldstein
                                  ------------------------
                                  Jeffrey  Goldstein,  Director

                                 CERTIFICATIONS

I, Bernard Goldstein, Chief Executive Officer of Isle of Capri Casinos, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Isle of Capri Casinos, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  July  1,  2003                                  /s/  Bernard  Goldstein
                                                       -----------------------
                                                       Bernard  Goldstein
                                                       Chief  Executive  Officer

I, Rexford A. Yeisley, Chief Financial Officer of Isle of Capri Casinos, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Isle of Capri Casinos, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  July  1,  2003                                  /s/  Rexford  A.  Yeisley
                                                       -------------------------
                                                       Rexford  A.  Yeisley
                                                       Chief  Financial  Officer


SCHEDULE II
ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                                                            ADDITIONS

                                                   BALANCE AT BEGINNING OF PERIOD   CHARGED TO COSTS AND EXPENSES
                                                   -------------------------------  -------------------------------
  YEAR ENDED APRIL 27, 2003

  Allowance for doubtful accounts . . . . . . . .  $                         3,192  $                            -

  Reserve against investments in and advances
       to non-consolidated affiliates (1) . . . .  $                             -  $                        1,923

  Reserve for impairment of long-lived assets (2)  $                        78,873  $                            -


  YEAR ENDED APRIL 28, 2002

  Allowance for doubtful accounts . . . . . . . .  $                         2,855  $                          337

  Reserve against investments in and advances
       to non-consolidated affiliates . . . . . .  $                             -  $                            -

  Reserve for impairment of long-lived assets (2)  $                        17,511  $                       61,362


  YEAR ENDED APRIL 29, 2001

  Allowance for doubtful accounts . . . . . . . .  $                         2,539  $                          316

  Reserve against investments in and advances
       to non-consolidated affiliates . . . . . .  $                             -  $                            -

  Reserve for impairment of long-lived assets (3)  $                        16,479  $                        1,032


SCHEDULE II
ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                         ADDITIONS
                                                   CHARGED TO OTHER ACCOUNTS   DEDUCTIONS FROM RESERVES   BALANCE AT END OF PERIOD
                                                   --------------------------  -------------------------  -------------------------


  Allowance for doubtful accounts . . . . . . . .  $                        -  $                      589 $                  2,603

  Reserve against investments in and advances
       to non-consolidated affiliates (1) . . . .  $                        -  $                       -  $                  1,923

  Reserve for impairment of long-lived assets (2)  $                        -  $                   61,362 $                 17,511

  YEAR ENDED APRIL 28, 2002

  Allowance for doubtful accounts . . . . . . . .  $                        -  $                       -  $                  3,192

  Reserve against investments in and advances
       to non-consolidated affiliates . . . . . . .$                        -  $                       -  $                     -

  Reserve for impairment of long-lived assets (2)  $                        -  $                       -  $                 78,873

  YEAR ENDED APRIL 29, 2001

  Allowance for doubtful accounts . . . . . . . .  $                        -  $                       -  $                  2,855

  Reserve against investments in and advances
       to non-consolidated affiliates . . . . . . .$                        -  $                       -  $                     -

  Reserve for impairment of long-lived assets (3)  $                        -  $                       -  $                 17,511


(1) Valuation charge for the fiscal year ended April 27, 2003, represents an amount that is fully reserved as a loss contingency against the investment to date in Ardent Gaming, L.L.C., an unrelated third-party. The system being developed under the joint venture is substantially past due and management believes it is probable that it will not recover its investment.
(2) Valuation charge for the fiscal year ended April 28, 2002, consists of impairment charges of $59.2 million for the difference between net book value of the Lady Luck-Las Vegas and the Isle-Tunica and fair value less any costs to sell, and $2.2 million for a barge and hulls that had been in storage for future development and offered for sale. These assets were sold in fiscal 2003, and the valuation charge was reversed against the asset accounts.
(3) Valuation charge for the fiscal year ended April 29, 2001, reflects the write-down of marine assets held for sale.

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

10.16 Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.17 Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (17)
10.18 Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (17)
10.19 Operator's Contract, dated as of December 28, 1989, between Riverboat Development Authority and the Connelley Group, LP, as amended on February 9, 1990, March 1, 1990, January 1, 1991, September 30, 1994 and March 1, 1998 (17)
10.20   Isle  of  Capri  Casinos, Inc. 2000 Long-Term Stock Incentive Plan (15)
10.21   Isle  of  Capri  Casinos,  Inc.  Deferred  Bonus  Plan  (15)
10.22 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and John M. Gallaway (17)
10.23 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (17)
10.24 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Rexford A. Yeisley (17)
10.25 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (17)
10.26 Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (17)
10.27 Second Amended and restated Credit Agreement, dated as of April 26, 2002, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Dresdner Bank AG, New York and Grand Cayman Branches and Deutsche Bank Trust Company Americas, as co-syndication agents, Credit Lyonnais Los Angeles Branch, Wells Fargo Bank, N.A. and The CIT Group/ Equipment Financing, Inc., as co-documentation agents and CIBC World Market Corp., as lead arranger (16)
21.1    Subsidiaries  of  Isle  of  Capri  Casinos,  Inc.
23.1    Consent  of  Ernst  &  Young  LLP
99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-
        Oxley  Act  of  2002.
99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(1) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 1992 (File No. 0-20538) and incorporated herein by reference.
(2) Filed as an exhibit to Casino America, Inc.'s Current Report on Form 8-k filed June 17, 1992 (File No. 0-20538) and incorporated herein by reference.
(3) Filed as an exhibit to Casino America, Inc.'s Annual Report on form 10-k for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.
(4) Filed as an exhibit to Casino America, Inc.'s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.
(5) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.
(6) Filed as an exhibit to Casino America, Inc.'s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.
(7) Filed as an exhibit to Casino America, Inc.'s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.
(8) Filed as an exhibit to Casino America, Inc.'s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.
(9) Filed as an exhibit to Casino America, Inc.'s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.

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