Form 10-Q
period 2003-07-27
ISLE OF CAPRI CASINOS INC
filed 2003-08-29
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission File Number 0-20538

ISLE OF CAPRI CASINOS, INC.
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
Yes ☒ No ☐

Indicate by check mark if the registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 15, 2003, the Company had a total of 29,249,896 shares of Common Stock outstanding (which excludes 3,293,223 shares held by us in treasury).

ISLE OF CAPRI CASINOS, INC.
FORM 10-Q
INDEX

PAGE

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS, JULY 27, 2003 (UNAUDITED)
AND APRIL 27, 2003	2

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
ENDED JULY 27, 2003 AND JULY 28, 2002 (UNAUDITED)	3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE
MONTHS ENDED JULY 27, 2003 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED JULY 27, 2003 AND JULY 28, 2002 (UNAUDITED)	5

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
32
ITEM 4. CONTROLS AND PROCEDURES
34
PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	35

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	36

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4. SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS	36

ITEM 5. OTHER INFORMATION	36

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	37

SIGNATURE	38
EXHIBIT LIST	39

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

     Our Internet website is http://www.islecorp.com . We make our filings available free of charge on our Internet website as soon as reasonably practical after we electronically file such reports with, or furnish them to, the SEC.

1
PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 27,	April 27,
	2003	2003

ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$108,514	$80,639
Short-term investments	11,996	13,987
Accounts receivable	7,521	7,786
Notes receivable	314	5,658
Income tax receivable	-	2,260
Deferred income taxes	6,953	7,433
Prepaid expenses and other assets	24,181	17,982

Total current assets	159,479	135,745
Property and equipment, net	851,935	841,332
Other assets:
Goodwill	327,758	326,309
Other intangible assets	72,244	75,344
Deferred financing costs, net of accumulated amortization of $12,574
and $11,500, respectively	21,956	22,962
Restricted cash	2,556	2,551
Other	3,472	3,961

Total assets	$1,439,400	$1,408,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,721	$24,757
Accounts payable trade	16,778	18,630
Accrued liabilities:
Interest	20,731	7,132
Payroll and related	45,775	45,578
Property and other taxes	20,989	17,852
Income taxes	5,807	-
Progressive jackpots and slot club awards	16,149	15,583
Other	28,817	26,639

Total current liabilities	171,767	156,171
Long-term debt, less current maturities	1,001,376	1,003,230
Deferred income taxes	9,799	9,700
Deferred state income taxes	7,675	7,675
Other accrued liabilities	13,106	13,347
Minority interest	16,805	14,177
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 32,543 at July 27, 2003 and 32,377 at April 27, 2003	323	322
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	138,654	137,542
Unearned compensation.	(2,159)	(1,498)
Retained earnings	113,898	100,346
Accumulated other comprehensive loss, net of income tax benefit of $1,948 and
$2,527, respectively	(3,320)	(4,284)

	247,396	232,428
Treasury stock, 3,293 shares at July 27, 2003 and at April 27, 2003	(28,524)	(28,524)

Total stockholders' equity	218,872	203,904

Total liabilities and stockholders' equity	$1,439,400	$1,408,204

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended

	July 27,	July 28,
	2003	2002

Revenues:
Casino	$288,783	$270,085
Rooms	11,860	14,737
Pari-mutuel commissions and fees	4,718	5,605
Food, beverage and other	37,657	37,093

Gross revenues	343,018	327,520
Less promotional allowances	57,267	50,857

Net revenues	285,751	276,663
Operating expenses:
Casino	49,438	49,986
Gaming taxes	62,219	58,649
Rooms	2,572	3,663
Pari-mutuel	3,481	4,060
Food, beverage and other	8,571	9,305
Marine and facilities	16,080	18,256
Marketing and administrative	75,989	71,852
Depreciation and amortization	21,617	17,984

Total operating expenses	239,967	233,755

Operating income	45,784	42,908
Interest expense, net	(21,098)	(21,040)
Minority interest	(2,833)	(2,558)

Income before income taxes	21,853	19,310
Income taxes	8,301	7,137

Net income	$13,552	$12,173

Net income per common share-basic	$0.46	$0.42
Net income per common share-diluted	$0.45	$0.40

Weighted average basic shares	29,146	28,739
Weighted average diluted shares	30,355	30,722

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
						Other
	Shares of		Additional	Unearned		Compre-		Total
	Common	Common	Paid-in	Compen-	Retained	hensive	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	Loss	Stock	Equity

Balance, April 27, 2003	32,377	$ 322	$ 137,542	$ (1,498)	$100,346	$ (4,284)	$(28,524)	$ 203,904
Net income	-	-	-	-	13,552	-	-	13,552
Unrealized gain on interest
rate swap contract	-	-	-	-	-	964	-	964

Comprehensive income, net of
income taxes of $1,948	-	-	-	-	-	-	-	14,516
Exercise of stock, net of
income tax benefit of $93	166	1	264	-	-	-	-	265
Grant of nonvested stock	-	-	848	(848)	-	-	-	-
Amortization of unearned
compensation	-	-	-	187	-	-	-	187

Balance, July 27, 2003	32,543	$ 323	$ 138,654	$ (2,159)	$113,898	$ (3,320)	$(28,524)	$ 218,872

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended

	July 27,	July 28,
	2003	2002

Operating activities:
Net income	$13,552	$12,173
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,617	17,984
Amortization of deferred financing costs	1,074	951
Amortization of unearned compensation	187	132
Minority interest	2,833	2,558
Changes in current assets and liabilities:
Accounts receivable	265	(34)
Prepaid expenses and other assets	(6,429)	1,041
Accounts payable and accrued liabilities	27,344	17,907

Net cash provided by operating activities	60,443	52,712

Investing activities:
Purchase of property and equipment	(29,424)	(7,127)
Proceeds from notes receivable	5,344	-
Net cash paid for acquisitions	(878)	-
Sale of short-term investments	1,991	-
Investments in and advances to joint ventures	-	(285)
Restricted cash	89	577
Other	408	(85)

Net cash used in investing activities	(22,470)	(6,920)

Financing activities:
Net reduction in line of credit	(5,915)	(43,290)
Principal payments on debt	(3,976)	(5,468)
Deferred financing costs	(68)	(494)
Proceeds from exercise of stock options	265	193
Cash distribution to minority partner	(404)	(1,187)

Net cash used in financing activities	(10,098)	(50,246)

Net increase (decrease) in cash and cash equivalents	27,875	(4,454)
Cash and cash equivalents at beginning of period	80,639	76,597

Cash and cash equivalents at end of period	$108,514	$72,143

Supplemental disclosure of cash flow information:
Net cash payments for:
Interest	$6,726	$5,593
Income taxes	522	4,167

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal Year-End
The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year. Fiscal 2004 commenced on April 28, 2003, and ends on April 25, 2004.

Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended July 27, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 25, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 27, 2003.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation
The Company has three stock-based employee compensation plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"("SFAS 148"), to stock-based employee compensation.

	Three Months Ended
	July 27, 2003	July 28, 2002

	(In thousands, except per share data)

Net income, as reported	$13,552	$12,173
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(711)	(617)

Pro forma net income	$12,841	$11,556

Earnings per common share:
Basic - as reported	$0.46	$0.42

Basic - pro forma	$0.44	$0.40

Diluted - as reported	$0.45	$0.40

Diluted - pro forma	$0.42	$0.38

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes $117 and $83, net of tax, of amortization of restricted stock compensation for the three months ended July 27, 2003, and July 28, 2002, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original	Expected	Expected
Fiscal Quarter	Interest Rate	Expected Life	Volatility	Dividends

July 27, 2003	2.97%	6.14 years	58.4%	None
July 28, 2002	4.49%	5.00 years	70.0%	None

Recently Issued Accounting Standards
In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have financial instruments that will be required to be reclassified from equity to a liability, the adoption of SFAS 150 is not expected to have any impact on the Company’s consolidated financial statements.

2. Acquisitions

CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc.

On April 22, 2003, the Isle of Capri-Black Hawk, L.L.C. (the "Isle-Black Hawk"), acquired CCSC/Blackhawk, Inc. (the "Colorado Central Station-Black Hawk"), which owns and operates the Colorado Central Station casino in Black Hawk, Colorado, and Colorado Grande Enterprises, Inc. (the "Colorado Grande-Cripple Creek"), which owns and operates the Colorado Grande casino in Cripple Creek, Colorado. The total purchase price was $75.6 million for CCSC/Blackhawk, Inc. and $10.2 million for Colorado Grande Enterprises, Inc.  As the Company owns 57% of the Isle-Black Hawk, as of April 22, 2003, the Company acquired a 57% indirect ownership interest in the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

During the quarter ended April 27, 2003, these acquisitions were accounted for as purchase business combinations with the purchase price preliminarily allocated to the fair values of the assets and liabilities acquired resulting in preliminary goodwill of $20.5 million and other intangible assets of $16.6 million for the value of certain trademarks acquired with the properties. The results of operations of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc. are included in the consolidated statements of income since the acquisition date.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (continued)

During the fiscal quarter ended July 27, 2003, the Company obtained third party valuations of certain assets, which resulted in adjustments to the fair value of these assets, including an increase in property and equipment of $2.8 million and a decrease in other intangible assets of $3.1 million. Goodwill related to these acquisitions increased by $1.4 million, primarily as a result of the change in these fair values and the payment of certain acquisition costs in fiscal 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, as adjusted. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the businesses become known. The Company expects to finalize the allocations during fiscal 2004.

		Colorado
	CCSC/	Grande
	Blackhawk, Inc.	Enterprises, Inc.

Current assets	$5,457	$844
Property and equipment, net	47,911	1,951
Goodwill	14,948	6,959
Other intangible assets	12,200	1,300
Other	113	-

Total assets acquired	$80,629	$11,054

Current liabilities	4,992	808

Net assets acquired	$75,637	$10,246

Consolidated pro forma revenue, net income, and earnings per share would not have been materially different from reported amounts for the fiscal quarter ended July 28, 2002. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 2003.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt

	July 27,	April 27,
	2003	2003

Long-term debt consists of the following:	(In thousands)

8.75% Senior Subordinated Notes (described below)	$390,000	$390,000
9.00% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	246,875	247,500
Revolver	-	3,000
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below):
Variable rate term loan Tranche A	25,422	27,922
Variable rate term loan Tranche B	142,369	142,732
Special Assessment BID Bonds (described below)	816	816
Variable rate TIF Bonds due to City of Bettendorf (described below)	5,306	5,306
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	2,739	3,022
Other	4,570	7,689

	1,018,097	1,027,987
Less current maturities	16,721	24,757

Long-term debt	$1,001,376	$1,003,230

Debt Compliance
The following is a brief description of the Company’s borrowing arrangements. Certain of these arrangements contain financial covenants. The Company was in compliance with all covenants as of July 27, 2003 and April 27, 2003.

8.75% Senior Subordinated Notes
On April 23, 1999, the Company issued $390.0 million of 8.75% Senior Subordinated Notes due 2009 (the "8.75% Senior Subordinated Notes"). The 8.75% Senior Subordinated Notes are guaranteed by all of the Company’s significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. Interest on the 8.75% Senior Subordinated Notes is payable semi-annually on each April 15 and October 15 through maturity. The 8.75% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after April 15, 2004, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:

Year	Percentage

2004	104.375%
2005	102.917%
2006	101.458%
2007 and thereafter	100.000%

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

The Company issued the 8.75% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, limits the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase its stock or its restricted subsidiaries’ stock. The Company is also limited in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

9% Senior Subordinated Notes
On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the "9% Senior Subordinated Notes"). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $390.0 million in aggregate principal amount of the existing 8.75% Senior Subordinated Notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

Year	Percentage

2007	104.500%
2008	103.000%
2009	101.500%
2010 and thereafter	100.000%

Additionally, the Company may redeem a portion of the 9% Senior Subordinated Notes with the proceeds of specified equity offerings.

The Company issued the 9% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, limits the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase its stock or its restricted subsidiaries’ stock. The Company is also limited in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

Senior Secured Credit Facility
The Senior Secured Credit Facility provides for a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008. The Company is required to make quarterly principal payments on the $250.0 million term loan portion of the Senior Secured Credit Facility. Such payments were initially $0.6 million per quarter, which started in June 2002, and will increase to $59.4 million per quarter beginning in June 2007. At the Company’s option, the revolving credit facility may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the Company’s option at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.50% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.50%.

The Senior Secured Credit Facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek and their subsidiaries.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at July 27, 2003 was 6.01%.

Isle-Black Hawk Senior Secured Credit Facility
The Isle-Black Hawk Senior Secured Credit Facility provides for a $40.0 million revolving credit facility maturing on November 16, 2005, a $27.9 million Tranche A term loan maturing on November 16, 2005, and a $142.8 million Tranche B term loan maturing on November 16, 2006. The proceeds from the $105.0 million increase of the Tranche B term loan were used to provide financing for the acquisitions of the CCSC/Blackhawk, Inc. casino in Black Hawk, Colorado and the Colorado Grande Enterprises, Inc. casino in Cripple Creek, Colorado. The Isle-Black Hawk is required to make quarterly principal payments on the term loan portions of the Isle-Black Hawk Senior Secured Credit Facility that commenced in June 2003. Such payments on the Tranche A term loan initially were $2.5 million per quarter with scheduled increases to $3.0 million per quarter commencing March 2005 with a balloon payment of $1.4 million due upon maturity. Such payments on the Tranche B term loan initially were $0.4 million per quarter with a scheduled increase to $9.9 million per quarter commencing March 2006 with a balloon payment of $109.2 million due upon maturity.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

Isle-Black Hawk Senior Secured Credit Facility (continued)
At the Isle-Black Hawk’s option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 4.00%. At the Isle-Black Hawk’s option, the Tranche B term loan may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.00%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 4.00%.

The Isle-Black Hawk Senior Secured Credit Facility is secured by liens on the assets of the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at July 27, 2003 was 5.90% .

Interest Rate Swaps
The Company entered into three interest rate swap agreements in fiscal 2001, four interest rate swap agreements in fiscal 2002 and four interest rate swap agreements in the first fiscal quarter of 2004 that effectively convert portions of the floating rate term loans to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. In fiscal 2003, $50.0 million of interest rate swaps terminated. The notional value of the swaps, which were designated as cash flow hedges, was $230.0 million or 55.5% of the Isle of Capri’s variable rate term loans as of July 27, 2003. The interest rate swaps terminate as follows: $150.0 million in fiscal 2004, $40.0 million in fiscal 2005 and $40.0 million in fiscal 2006.

The four interest rate swap agreements entered into in fiscal 2004 relate to the Isle-Black Hawk Senior Secured Credit Facility. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 23.8% of the Isle-Black Hawk’s variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of July 27, 2003. The new interest rate swaps terminate in 2005. When added to the interest swaps that are already outstanding, the total notional value of the swaps that have been designated as cash flow hedges is $80.0 million or 47.7% of the Isle-Black Hawk’s variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility.

For the three months ended July 27, 2003, comprehensive income was $14.5 million compared to $10.6 million in comprehensive income for the three months ended July 28, 2002. At July 27, 2003, accumulated other comprehensive loss totaled $3.3 million for changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms totals $5.3 million, of which $4.4 million is recorded in other accrued current liabilities and $0.9 million is recorded in other accrued long-term liabilities in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

Interest Rate Swaps (continued)
At July 27, 2003, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

Isle-Black Hawk Special Assessment BID Bonds
In July 1998, the Black Hawk Business Improvement District (the "BID"), issued $2.9 million in 6.00% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the "SID"), of which the Isle-Black Hawk is a member. The total costs of the improvements amounted to $2.2 million with the excess proceeds being returned to the bondholders by the BID. Isle-Black Hawk is responsible for 50% of this amount plus interest, and in April 2000, made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1.1 million or 50% of the net bond proceeds, over twenty semi-annual periods at an interest rate of 6.25%. The difference between the bond rate of 6.00% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

Bettendorf TIF Bonds
As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf ("the City") issued $9.5 million in tax incremental financing bonds ("TIF Bonds"), $7.5 million of which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City’s obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined "TIF District" which includes the Isle-Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, the Isle-Bettendorf may not be required to fully repay the $7.5 million. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

Lines of Credit
As of July 27, 2003, the Company had $294.0 million under its lines of credit of which all was available.

4. Contingencies

One of the Company’s subsidiaries has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. The district court recently denied the Motion for Class Certification, but this decision has been appealed. Therefore, the Company is still unable at this time to determine what effect, if any, the suit would have

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Contingencies (continued)

on its consolidated financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in the Company’s favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The appellate court reversed. The plaintiffs have amended the petition and continue to pursue this matter. The Company intends to vigorously defend this suit, which is set for trial on April 6, 2004. In any event, the contracts that form the subject matter of the suit will expire in April 2004. In addition, a similar action was recently filed against the City of Bossier City, challenging the validity of its contracts with Louisiana Riverboat Gaming Partnership and other casinos. Exceptions have been filed requiring joinder of all interested parties, including Louisiana Riverboat Gaming Partnership. The Company believes the claims are without merit and intends to continue to vigorously defend this suit along with the other interested parties.

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.5 million as of July 27, 2003, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens Administrative Court of First Instance. An appeal of this matter was heard on January 22, 2003, which has been rejected. A further appeal is possible. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 6, 2002, a panel of arbitrators in St. Louis, Missouri issued an award that the Company was liable for $4.5 million in damages in connection with a lease of real estate located near Kimmswick, Jefferson County, Missouri. The Company filed a motion in the United States District Court for the Eastern District of Missouri seeking to vacate the arbitration award and established a reserve in the aggregate amount of $4.5 million. Subsequent to the quarter ended July 27, 2003, on August 22, 2003, the Company entered into a settlement agreement pursuant to which the Company settled the dispute and paid $4.5 million plus accrued interest of $0.3 million.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Contingencies (continued)

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri, against the Company and a subsidiary, alleging a breach of a 1993 contract entered into by the County, that subsidiary and guaranteed by Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) relating to the development of a casino site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. The case has now been moved to the state court. The outcome of this matter cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to vigorously and appropriately defend the claims asserted in this matter.

The Company is engaged in various other litigation matters and has a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, and is subject to cleanup requirements at certain of its facilities as a result thereof. The Company has not made, and does not anticipate making, material expenditures or incurring delays with respect to environmental remediation or protection. However, in part because the Company’s present and future development sites have, in some cases, been used as manufacturing facilities or other facilities that generate materials that are required to be remediated under environmental laws and regulations, there can be no guarantee that additional pre-existing conditions will not be discovered and that the Company will not experience material liabilities or delays.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	July 27,	July 28,
	2003	2002

	(In thousands, except per share data)
Numerator:
Net income	$13,552	$12,173

Numerator for basic earnings per share - income
available to common stockholders	$13,552	$12,173
Effect of diluted securities	-	-

Numerator for diluted earnings per share-
income available to common stockholders after
assumed conversions	$13,552	$12,173

Denominator:
Denominator for basic earnings per share -
weighted - average shares	29,146	28,739
Effect of dilutive securities
Employee stock options and
nonvested restricted stock	1,209	1,983

Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	30,355	30,722

Basic earnings per share	$0.46	$0.42

Diluted earnings per share	$0.45	$0.40

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $390.0 million 8.75% Senior Subordinated Notes due 2009, $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million Senior Secured Credit Facility. The following tables present the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three months ended July 27, 2003 and July 28, 2002 and balance sheet as of July 27, 2003 and April 27, 2003.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR, AND PARENT COMPANY
FINANCIAL INFORMATION
AS OF JULY 27, 2003 (UNAUDITED) AND APRIL 27, 2003 AND FOR
THE THREE MONTHS ENDED JULY 27, 2003 AND JULY 28, 2002
(UNAUDITED)
(In thousands)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of July 27, 2003
Balance Sheet
Current assets	$28,290	$98,068	$36,756	$(3,635)	$159,479
Intercompany receivables	(169,958)	201,290	(31,332)	-	-
Investments in subsidiaries	263,743	284,368	172,592	(720,703)	-
Property and equipment, net	4,432	675,129	172,374	-	851,935
Other assets	970,716	369,772	139,423	(1,051,925)	427,986

Total assets	$1,097,223	$1,628,627	$489,813	$(1,776,263)	$1,439,400

Current liabilities	$37,599	$94,980	$42,821	$(3,633)	$171,767
Intercompany payables	14,900	936,813	100,212	(1,051,925)	-
Long-term debt,
less current maturities	834,375	6,223	160,778	-	1,001,376
Deferred state income taxes	-	7,557	118	-	7,675
Other accrued liabilities	(9,404)	53,375	(21,066)	-	22,905
Minority interest	-	-	-	16,805	16,805
Stockholders' equity	219,753	529,679	206,950	(737,510)	218,872

Total liabilities and stockholders' equity	$1,097,223	$1,628,627	$489,813	$(1,776,263)	$1,439,400

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Consolidating Condensed Financial Information (Continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 27, 2003
Statement of Income
Revenues:
Casino	$-	$242,800	$45,983	$-	$288,783
Rooms, food, beverage and other	1,122	46,000	7,113	-	54,235

Gross revenues	1,122	288,800	53,096	-	343,018
Less promotional allowances	-	46,504	10,763	-	57,267

Net revenues	1,122	242,296	42,333	-	285,751

Operating expenses:
Casino	-	42,681	6,757	-	49,438
Gaming taxes	-	53,494	8,725	-	62,219
Rooms, food, beverage and other	5,955	87,055	13,683	-	106,693
Management fee expense (revenue)	(8,362)	8,392	(30)	-	-
Depreciation and amortization	350	18,993	2,274	-	21,617

Total operating expenses	(2,057)	210,615	31,409	-	239,967

Operating income	3,179	31,681	10,924	-	45,784
Interest expense	(18,313)	(25,599)	(5,141)	27,870	(21,183)
Interest income	25,766	252	1,937	(27,870)	85
Minority interest	-	-	-	(2,833)	(2,833)
Equity in income of subsidiaries	11,052	1,471	558	(13,081)	-

Income before income taxes	21,684	7,805	8,278	(15,914)	21,853
Income taxes	8,132	-	169	-	8,301

Net income	$13,552	$7,805	$8,109	$(15,914)	$13,552

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Consolidating Condensed Financial Information (Continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 27, 2003
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$29,782	$39,261	$9,910	$(18,510)	$60,443
Net cash provided by (used in)
investing activities	(11,533)	(26,875)	2,936	13,002	(22,470)
Net cash provided by (used in)
financing activities	(3,360)	(3,265)	(4,009)	536	(10,098)

Net increase in cash and
cash equivalents	14,889	9,121	8,837	(4,972)	27,875
Cash and cash equivalents at
beginning of the period	7,313	53,268	15,508	4,550	80,639

Cash and cash equivalents at
end of the period	$22,202	$62,389	$24,345	$(422)	$108,514

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Consolidating Condensed Financial Information (Continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 28, 2002
Statement of Income
Revenues:
Casino	$-	$242,786	$27,299	$-	$270,085
Rooms, food, beverage and other	12	52,090	5,333	-	57,435

Gross revenues	12	294,876	32,632	-	327,520
Less promotional allowances	-	45,205	5,652	-	50,857

Net revenues	12	249,671	26,980	-	276,663

Operating expenses:
Casino	-	45,994	3,992	-	49,986
Gaming taxes	-	53,298	5,351	-	58,649
Rooms, food, beverage and other	4,758	94,377	8,001	-	107,136
Management fee expense (revenue)	(9,003)	7,821	1,182	-	-
Depreciation and amortization	224	16,518	1,242	-	17,984

Total operating expenses	(4,021)	218,008	19,768	-	233,755

Operating income	4,033	31,663	7,212	-	42,908
Interest expense	(20,242)	(28,121)	(1,791)	29,049	(21,105)
Interest income	27,709	1,385	20	(29,049)	65
Minority interest	-	-	-	(2,558)	(2,558)
Equity in income of subsidiaries	7,810	4,414	(7)	(12,217)	-

Income before income taxes	19,310	9,341	5,434	(14,775)	19,310
Income taxes	7,137	-	-	-	7,137

Net income	$12,173	$9,341	$5,434	$(14,775)	$12,173

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Consolidating Condensed Financial Information (Continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 28, 2002
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$49,058	$9,423	$5,234	$(11,003)	$52,712
Net cash provided by (used in)
investing activities	(6,957)	(9,503)	(1,104)	10,644	(6,920)
Net cash provided by (used in)
financing activities	(45,771)	1,129	(7,044)	1,440	(50,246)

Net increase (decrease) in cash and
cash equivalents	(3,670)	1,049	(2,914)	1,081	(4,454)
Cash and cash equivalents at
beginning of the period	2,690	58,312	11,045	4,550	76,597

Cash and cash equivalents at
end of the period	$(980)	$59,361	$8,131	$5,631	$72,143

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 27, 2003
Balance Sheet
Current assets	$14,611	$89,199	$33,604	$(1,669)	$135,745
Intercompany receivables	(173,730)	206,680	(32,950)	-	-
Investments in subsidiaries	253,227	282,930	170,276	(706,433)	-
Property and equipment, net	3,760	668,683	168,889	-	841,332
Other assets	972,264	369,438	140,962	(1,051,537)	431,127

Total assets	$1,070,132	$1,616,930	$480,781	$(1,759,639)	$1,408,204

Current liabilities	$24,691	$90,777	$42,372	$(1,669)	$156,171
Intercompany payables	14,900	936,731	99,906	(1,051,537)	-
Long-term debt,
less current maturities	835,000	6,581	161,649	-	1,003,230
Deferred state income taxes	-	7,557	118	-	7,675
Other accrued liabilities	(9,503)	53,375	(20,825)	-	23,047
Minority interest	-	-	-	14,177	14,177
Stockholders' equity	205,044	521,909	197,561	(720,610)	203,904

Total liabilities and stockholders' equity	$1,070,132	$1,616,930	$480,781	$(1,759,639)	$1,408,204

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Consolidating Condensed Financial Information (Continued)

(a)     Certain of the Company’s wholly owned subsidiaries were guarantors on the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility including the following: the Isle-Biloxi, the Isle-Vicksburg, the Isle-Tunica, the Isle-Bossier City, the Isle-Lake Charles, PPI, Inc., IOC Holdings, L.L.C., Riverboat Services, Inc., the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, the Isle-Marquette, the Isle-Boonville, the Isle-Kansas City, the Lady Luck-Las Vegas and the Rhythm City-Davenport. Each of the subsidiaries guarantors is joint and several with the guarantees of the other subsidiaries.

(b)     The following non-wholly owned subsidiaries were not guarantors on the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes nor the Senior Secured Credit Facility: Isle of Capri Black Hawk, L.L.C., Isle of Capri Black Hawk Capital Corp., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc., Capri Air, Inc., Lady Luck Gaming Corp., Lady Luck Gulfport, Inc., Lady Luck Vicksburg, Inc., Lady Luck Biloxi, Inc., Lady Luck Central City, Inc., IOC-Coahoma, Inc., Pompano Park Holdings, L.L.C., Casino America of Colorado, Inc., ASMI Management, Inc. and IOC Development, L.L.C., Casino America, Inc., ICC Corp., International Marco Polo Services, Inc., IOC-St. Louis County, Inc., IOC, L.L.C., Isle of Capri Casino Colorado, Inc., Isle of Capri of Michigan L.L.C., Lady Luck Bettendorf Marina Corp., Water Street Redevelopment Corporation, Casino Parking, Inc., IOC-Black Hawk Distribution Company, L.L.C., Isle of Capri of Jefferson County, Inc., Lady Luck Scott City, Inc., IOC Services, L.L.C. and Louisiana Horizons, L.L.C.

7. Subsequent Event

On August 22, 2003, the Company paid a previously arbitrated award in connection with a lease of real estate located near Kimmswick, Jefferson County, Missouri. The payment was fully reserved on the Company’s consolidated balance sheet as of July 27, 2003. (See Note 4.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-Q.

Critical Accounting Policies

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States that require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 1 to our consolidated financial statements included herewith in Item 1. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity:

Goodwill

     At July 27, 2003, we had goodwill and other intangible assets of $400.0 million, representing 28% of total assets. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," ("SFAS 142") requires that goodwill and other intangible assets be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the Company below its book value. Should circumstances change or events occur to indicate that the fair market value of the Company has fallen below its book value, management must then compare the estimated fair value of goodwill and other intangible assets to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash component of operating income. We completed our annual impairment test as required under SFAS 142, in the fourth quarter of fiscal 2003 and determined that goodwill and other indefinite lived intangible assets were not impaired. This test required comparison of the estimated fair value of each property to book value, including goodwill and other intangible assets. The estimated fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

     At July 27, 2003, we had property and equipment of $852.0 million, representing 59% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with the Company’s "all properties other capital improvements," program include individual capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Self-Insurance Liabilities

     We are self-funded up to a maximum amount per claim for our employee-related healthcare benefits program, workers’ compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for these liabilities based on claims filed and estimates of claims incurred but not reported. We also rely on independent consultants to assist in the determination of estimated accruals. While the total cost of claims incurred depends on future developments, such as increases in healthcare costs, in our opinion, recorded reserves are adequate to cover payments on future claims.

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

General

     Our results of operations for the three months ended July 27, 2003, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Lady Luck-Las Vegas, and Pompano Park. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas but will continue to operate the casino until the purchaser’s designated gaming operator receives regulatory approval. The Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek were acquired on April 22, 2003.

     Our results of operations for the three months ended July 28, 2002, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas, and Pompano Park.

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

Results of Operations

Three Fiscal Months Ended July 27, 2003 Compared to Three Fiscal Months Ended July 28, 2002

     Gross revenue for the quarter ended July 27, 2003, was $343.0 million, which included $288.8 million of casino revenue, $11.9 million of rooms revenue, $4.7 million of pari-mutuel commissions and $37.7 million of food, beverage and other revenue. This compares to gross revenue for the quarter ended July 28, 2002, of $327.5 million, which included $270.1 million of casino revenue, $14.7 million of rooms revenue, $5.6 million of pari-mutuel commissions and $37.1 million of food, beverage and other revenue.

     Casino revenue increased $18.7 million or 6.9% primarily as a result of the addition of the Colorado Central Station-Black Hawk, which added $14.7 million in casino revenue. Additionally, the Isle-Marquette, the Rhythm City-Davenport, and the Isle-Boonville each showed year-over-year increases in casino revenue of over 10%. These increases were partially offset by a $6.9 million decrease in casino revenue due to the sale of the Isle-Tunica in October 2002. Room revenue decreased $2.9 million or 19.5% primarily due to the sale of the hotel operation at the Lady Luck-Las Vegas and the sale of the

Isle-Tunica. Food and beverage revenue decreased by $0.4 million or 1.3% as a result of ceasing operations at the Isle-Tunica and the Lady Luck-Las Vegas. Other revenue increased by $1.0 million or 23.1% primarily due to proceeds from litigation settlement.

Promotional allowances for the quarter ended July 27, 2003, were $57.3 million, which includes complimentary revenue of $30.4 million and redeemed coupons and slot club points of $26.9 million. This compares to promotional allowances for the quarter ended July 28, 2002, of $50.9 million, which includes complimentary revenue of $30.6 million and redeemed coupons and slot club points of $20.3 million. The $6.6 million increase in redeemed coupons and slot club points is due to the acquisition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek; a change in the slot club point structure at the Rhythm City-Davenport that occurred in the second fiscal quarter of 2003; an increase in rated play; and an offsetting decrease as a result of ceasing operations at the Isle-Tunica.

     Casino operating expenses for the quarter ended July 27, 2003, totaled $49.4 million, or 17.1% of casino revenue, versus $50.0 million, or 18.5% of casino revenue, for the quarter ended July 28, 2002. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The decrease in casino operating expenses is attributable to the discontinuation of gaming operations at the Isle-Tunica. The decrease was offset by additional casino operating expenses related to the acquisition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. Room expenses of $2.6 million or 21.7% of room revenue from the hotels at the Isle-Lake Charles, the Isle-Bossier City, the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, the Isle-Marquette, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek and the Rhythm City-Davenport compared to $3.7 million or 24.9% of room revenue for the quarter ended July 28, 2002. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

     For the quarter ended July 27, 2003, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaling $62.2 million, or 21.5% of casino revenue, compared to $58.6 million, or 21.7% of casino revenues for the three months ended July 28, 2002, which is consistent with each state’s gaming tax rate for the applicable fiscal quarters.

     Food, beverage and other expenses totaled $8.6 million for the quarter ended July 27, 2003, compared to $9.3 million for the quarter ended July 28, 2002. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues decreased to 22.8% for the quarter ended July 27, 2003 from 25.1% for the quarter ending July 28, 2002. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses decreased as a result of ceasing operations at the Isle-Tunica and the Lady Luck-Las Vegas, offset by the acquisition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

     Marine and facilities expenses totaled $16.1 million for the quarter ended July 27, 2003, versus $18.3 million for the quarter ended July 28, 2002. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. The 11.9% decrease in marine and facilities expenses resulted in part from the winding down of operations at the Isle-Tunica and the Lady Luck-Las Vegas.

     Marketing and administrative expenses totaled $76.0 million, or 26.6% of net revenue, for the quarter ended July 27, 2003, versus $71.9 million, or 26.0% of net revenue, for the quarter ended July 28, 2002. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The 5.8% increase in marketing and administrative expenses for the current quarter versus the quarter ended July 28, 2002, is commensurate with the increase in gross revenues and the acquisition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

      Depreciation expense was $21.6 million for the quarter ended July 27, 2003, and $18.0 million for the quarter ended July 28, 2002. Depreciation expense increased by $3.6 million compared to the prior year quarter related to the acquisition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek and other fixed assets placed into service or acquired.

     Interest expense was $21.2 million for the quarter ended July 27, 2003, as compared to interest expense of $21.1 million for the quarter ended July 28, 2002. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense of $2.9 million related to the Isle-Black Hawk is included in interest expense in the quarter ended July 27, 2003. This compares to interest expense of $1.5 million for the quarter ended July 28, 2002. The increase relates to the increase in long-term debt to fund the acquisition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

     Our effective tax rate was 37.5%, excluding an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes, for the quarter ended July 27, 2003, compared to 37.0% for the quarter ended July 28, 2002.

Liquidity and Capital Resources

     At July 27, 2003, we had cash and cash equivalents of $108.5 million compared to $80.6 million in cash and cash equivalents at April 27, 2003. The $27.9 million increase in cash is the net result of $60.5 million net cash provided by operating activities, $22.5 million net cash used in investing activities, and $10.1 million net cash used in financing activities.

Cash Flow from Investing Activities

     We invested $29.4 million in property and equipment during the three months ended July 27, 2003. The following table reflects expenditures for property and equipment on major projects:

		Actual		Remainder of

		Fiscal Year	Three Months	Fiscal Year
		Ended 4/27/03	Ended 07/27/03	Ending 4/25/04

		(dollars in millions)
Property	Project

Isle-Biloxi	Construct hotel & parking facility	$ 6.0	$ 5.5	$ 20.2
Isle-Bossier City	Construct hotel & entertainment center	6.4	8.5	35.1
Isle-Bossier City	Renovate casino	-	0.3	1.7
Isle-Marquette	Construct hotel	0.1	-	0.8
Isle-Lake Charles	Renovate & expand casino	-	0.1	12.0
Isle-Kansas City	Renovate & expand casino	-	0.1	9.9
Isle-Black Hawk (57% owned)	Expansion	1.4	2.0	6.4
All	Slot program	24.1	7.9	24.5
All	Other capital improvements	20.4	5.0	29.2

Total		$ 58.4	$ 29.4	$ 139.8

     For the three months ended July 27, 2003, we spent $5.0 million on other capital improvements and $7.9 million on our slot program. The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties.

     In August 2002, we announced plans for a $135.0 million expansion at three of our casinos of which $14.3 million was spent during the three months ended July 27, 2003. The plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

     The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, an Isle-branded Kitt’s Kitchen restaurant, a 12,000 square-foot multi-purpose center, an expanded pool and spa area and a 1,000-space parking facility. The parking garage will provide a podium for future expansion for an additional hotel tower. Construction began in January 2003 with a projected construction period of approximately 24 months.

     The Isle-Bossier City plan, estimated at $50.0 million, features a hotel tower, with 265 rooms, a Kitt’s Kitchen restaurant, a new pool and deck, and a 12,000 square-foot convention/entertainment center. Construction began in October 2002 and will span about 18 months.

     The Isle-Marquette property phase of the plan will include $6.0 million in improvements including a 60-room Inn-at-the-Isle and improved parking. The construction will commence once we have received local and regulatory permits and will last approximately 16 months.

     The Isle-Black Hawk plans to invest approximately $75.0 million, of which $6.4 million will be spent in fiscal 2004, to significantly increase covered parking for both properties in Black Hawk, add additional casino space, hotel rooms and restaurants, and connect the properties by means of a skywalk that can service both the Isle-Black Hawk and the Colorado Central Station-Black Hawk. It is expected that approximately $22.0 million of special improvement bonds will be issued by a business improvement district of the City of Black Hawk to fund public improvements which include extending Main Street to connect directly to Colorado Route 119, approximately one half mile closer to Denver. These bonds will be paid from increased property taxes on each of the casinos benefiting from the improvements. This expansion has been delayed until after the outcome of a proposed statewide referendum on VLTs at racetracks in Colorado in November 2003.

     On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas and received a cash payment of $4.4 million and notes receivable of $6.8 million, which were paid in full in May 2003. A subsidiary of the Company will continue to operate the casino pending the receipt of regulatory approval by the purchaser’s designated gaming operator. As a result, the results of operations for fiscal 2004 include the gaming operations of the Lady Luck-Las Vegas. The proceeds from the sale approximated the carrying value of the assets. We have presented the sale of the Lady Luck-Las Vegas in accordance with SFAS 121 as the Company’s commitment to a plan of sale was initiated prior to the effective date of SFAS 144.

     We are continuing to evaluate and pursue development and acquisition opportunities in a number of jurisdictions both domestically and abroad. All of our  plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating and executing definitive agreements and acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Cash Flow from Financing Activities

Contractual Obligations and Commercial Commitments

     There have been no material changes in contractual obligations and commercial commitments from what we reported in our Form 10-K for the year ended April 27, 2003.

     During the three months ended July 27, 2003, we used net cash of $10.1 million primarily in the following financing activities:

  We made net reductions to our Revolving Credit Facilities and lines of credit of $5.9 million.
  We made principal payments on our Senior Secured Credit Facility and other debt of $4.0 million.
     On April 26, 2002, we entered into a Senior Secured Credit Facility, which refinanced our prior facility. This Senior Secured Credit Facility consists of a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008. We are required to make quarterly principal payments on the $250.0 million term loan portion of our Senior Secured Credit Facility. Such payments were initially $0.6 million per quarter, which started in June 2002 and will increase to $59.4 million per quarter beginning in June 2007. In addition, we are required to make substantial quarterly interest payments on the outstanding balance of our Senior Secured Credit Facility. The proceeds were used to refinance $336.8 million of the prior facility.

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

     We expect that available cash and cash from future operations, as well as borrowings under our Senior Secured Credit Facility and lines of credit will be sufficient to fund future expansion and planned capital expenditures, service senior debt, and meet working capital requirements. As of July 27, 2003, we had $250.0 million of unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $40.0 million of unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility and $4.0 million of available credit from other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

     We are in compliance with all covenants contained in our senior and subordinated debt instruments as of July 27, 2003. If we do not maintain compliance with these covenants, the lenders under the Senior Secured Credit Facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the Senior Secured Credit Facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our Senior Secured Credit Facility. The indentures governing our 8.75% notes and our 9.0% notes limit, among other things, our ability to borrow money, create liens, make restricted payments and sell assets.

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

Recently Issued Accounting Standards
In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we do not have financial instruments that will be required to be reclassified from equity to a liability, the adoption of SFAS 150 is not expected to have any impact on our consolidated financial statements.

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

Senior Secured Credit Facility
     We entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of our variable rate debt to a fixed-rate basis for the next year, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $150.0 million or 60.6% of our variable rate term debt outstanding under our Senior Secured Credit Facility as of July 27, 2003. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We terminated $50.0 million of interest rate swaps in fiscal 2003. The remaining $150.0 million in interest rate swaps terminate in 2004. We found no portion of the hedging instruments to be ineffective during the fiscal quarter ended July 27, 2003. Accordingly, no gains or losses have been recognized on these cash flow hedges.

Isle-Black Hawk Senior Secured Credit Facility
     The Isle-Black Hawk entered into three interest rate swap agreements in the fourth quarter of fiscal 2002 that effectively convert portions of their variable rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 23.4% of their variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of July 27, 2003. The interest rate swaps terminate in 2005. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the fiscal quarter ended July 27, 2003. Accordingly, no gains or losses have been recognized on these cash flow hedges.

 The following table provides information at April 27, 2003, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

Fiscal year								Fair Value
(dollars in millions)	2004	2005	2006	2007	2008	Thereafter	Total	4/27/2003

Liabilities
Long-term debt, including current portion
Fixed rate	$ 2.8	$ 2.5	$ 1.5	$ 0.9	$ 1.0	$ 595.2	$ 603.9	$ 633.8
Average interest rate	8.8%	8.8%	8.8%	8.8%	8.8%	8.9%

Variable rate	$ 22.0	$ 14.5	$ 20.6	$ 129.6	$ 237.5	$ -	$ 424.1	$ 424.1
Average interest rate (1)	4.3%	4.7%	5.5%	6.3%	6.5%	-

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable	$ 150.0	$ 40.0	$ -	$ -	$ -	$ -	$ 190.0	$ (5.9)
Average pay rate	4.8%	4.2%	-	-	-	-
Average receive rate	1.2%	1.6%	-	-	-	-

(1) Represents the annual average LIBOR from the forward yield curve at April 27, 2003, plus the weighted average margin above LIBOR on all consolidated variable rate debt.

In addition to the foregoing, the Isle-Black Hawk entered into four interest rate swap agreements during the first fiscal quarter ended July 27, 2003. The swaps effectively convert portions of its variable rate debt to a fixed-rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 23.8% of its variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of July 27, 2003. The new interest rate swaps terminate in 2005. When added to the interest rate swaps that were already outstanding, the total notional value of the swaps that have been designated as cash flow hedges is $80.0 million or 47.7% of its variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of July 27, 2003. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the first fiscal quarter ended July 27, 2003. Accordingly, no gains or losses have been recognized on these cash flow hedges. As of July 25, 2003, the last business day of the fiscal quarter ended July 27, 2003, the three-month LIBOR rate, the variable interest rate, was 1.1%. The interest rate swaps effectively converted $10.0 million notional value to 1.39% fixed rate, $10.0 million notional value to 1.45% fixed rate, $10.0 million notional value to 1.40% fixed rate and $10.0 million notional value to 1.65% fixed rate. Each of the rates is before the addition of the applicable spread currently 4.00%. With the addition of the applicable spread, the total interest rate for the debt related to each of the $10.0 million notional value interest rate swaps is 4.39%, 4.45%, 4.40% and 4.65%, respectively.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     One of our subsidiaries has been named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. This district court recently denied the Motion for Class Certification, but this decision has been appealed. Therefore, we are still unable at this time to determine what effect, if any, the suit would have on our consolidated financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

     In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in our favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The appellate court reversed. The plaintiffs have amended the petition and continue to pursue this matter. We intend to vigorously defend this suit, which is set for trial April 6, 2004. In any event, the contracts that form the subject matter of the suit will expire in April 2004. In addition, a similar action was recently filed against the City of Bossier City, challenging the validity of its contracts with Louisiana Riverboat Gaming Partnership and other casinos. Exceptions have been filed requiring joinder of all interested parties, including Louisiana Riverboat Gaming Partnership. We believe the claims are without merit and we intend to continue to vigorously defend this suit along with the other interested parties.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.5 million as of July 27, 2003, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens Administrative Court of First Instance. An appeal of this matter was heard on January 22, 2003, which has been rejected. A further appeal is possible. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 6, 2002, a panel of arbitrators in St. Louis, Missouri issued an award that we were liable for $4.5 million in damages in connection with a lease of real estate located near Kimmswick, Jefferson County, Missouri. We filed a motion in the United States District Court for the Eastern District of Missouri seeking to vacate the arbitration award and established a reserve in the aggregate amount of $4.5 million. Subsequent to the quarter ended July 27, 2003, on August 22, 2003, we entered into a settlement agreement pursuant to which we settled the dispute and paid $4.5 million plus accrued interest of $0.3 million.

     On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri, against us and a subsidiary, alleging a breach of a 1993 contract entered into by the County, that subsidiary, and guaranteed by Lady Luck Gaming Corporation (now our wholly owned subsidiary) relating to the development of a casino site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. The case has been moved to the state court. The outcome of this matter cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

     We are engaged in various other litigation matters and have a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, we believe that they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS.

                              None.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)		Documents Filed as Part of this Report .

	1.	Exhibits .

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	2.	Reports on Form 8-K.

During the quarter ended July 27, 2003, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K filed on June 19, 2003, regarding Item 9 pursuant to Item 12 announcing the financial results of the fourth fiscal quarter and fiscal year ended April 27, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

              ISLE OF CAPRI CASINOS, INC.

Dated: August 29, 2003             /s/ Rexford A. Yeisley
             Rexford A. Yeisley, Chief Financial Officer
            (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

