Form 10-Q
period 2003-10-26
ISLE OF CAPRI CASINOS INC
filed 2003-11-25
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2003

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
Yes ☒ No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        As of November 18, 2003, the Company had a total of 29,520,342 shares of Common Stock outstanding (which excludes 3,351,708 shares held by us in treasury).

ISLE OF CAPRI CASINOS, INC.
FORM 10-Q
INDEX
PAGE

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS, OCTOBER 26, 2003 (UNAUDITED)
AND APRIL 27, 2003	2

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX
MONTHS ENDED OCTOBER 26, 2003 AND OCTOBER 27, 2002 (UNAUDITED)	3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX
MONTHS ENDED OCTOBER 26, 2003 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED OCTOBER 26, 2003 AND OCTOBER 27, 2002 (UNAUDITED)	5

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION	27

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 4. CONTROLS AND PROCEDURES	41

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	42

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	43

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	43

ITEM 4. SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS	44

ITEM 5. OTHER INFORMATION	44

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	45

SIGNATURE	46
EXHIBIT LIST	47

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

Our Internet website is http://www.islecorp.com. We make our filings available free of charge on our Internet website as soon as reasonably practical after we electronically file such reports with, or furnish them to, the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 26,	April 27,
	2003	2003

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$105,590	$94,626
Accounts receivable	8,877	7,786
Notes receivable	730	5,658
Income tax receivable	-	2,260
Deferred income taxes	6,397	7,433
Prepaid expenses and other assets	23,221	17,982

Total current assets	144,815	135,745
Property and equipment, net	870,267	841,332
Other assets:
Goodwill	327,829	326,309
Other intangible assets	72,244	75,344
Deferred financing costs, net of accumulated amortization of $13,651
and $11,500, respectively	21,177	22,962
Restricted cash	2,561	2,551
Other	5,377	3,961

Total assets	$1,444,270	$1,408,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,659	$24,757
Accounts payable trade	18,318	18,630
Accrued liabilities:
Interest	6,980	7,132
Payroll and related	47,644	45,578
Property and other taxes	26,500	17,852
Income taxes	5,781	-
Progressive jackpots and slot club awards	15,861	15,583
Other	27,125	26,639

Total current liabilities	164,868	156,171
Long-term debt, less current maturities	997,071	1,003,230
Deferred income taxes	10,074	9,700
Deferred state income taxes	7,675	7,675
Other accrued liabilities	13,061	13,347
Minority interest	18,521	14,177
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 32,859 at October 26, 2003 and 32,377 at April 27, 2003	326	322
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	141,662	137,542
Unearned compensation	(1,973)	(1,498)
Retained earnings	124,608	100,346
Accumulated other comprehensive loss, net of income tax benefit of $1,117 and
$2,527, respectively	(1,937)	(4,284)

	262,686	232,428
Treasury stock, 3,352 shares at October 26, 2003 and 3,293 shares at April 27, 2003	(29,686)	(28,524)

Total stockholders' equity	233,000	203,904

Total liabilities and stockholders' equity	$1,444,270	$1,408,204

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

Revenues:
Casino	$275,527	$257,094	$564,310	$527,179
Rooms	11,209	13,898	23,069	28,635
Pari-mutuel commissions and fees	3,032	4,038	7,750	9,643
Food, beverage and other	35,011	35,847	72,668	72,940

Gross revenues	324,779	310,877	667,797	638,397
Less promotional allowances	55,113	50,764	112,380	101,621

Net revenues	269,666	260,113	555,417	536,776
Operating expenses:
Casino	47,037	47,133	96,475	97,119
Gaming taxes	60,337	56,414	122,556	115,063
Rooms	2,523	3,473	5,095	7,136
Pari-mutuel	2,361	2,948	5,842	7,008
Food, beverage and other	7,461	8,482	16,032	17,787
Marine and facilities	16,953	17,136	33,033	35,392
Marketing and administrative	75,107	72,589	150,805	144,441
Preopening	307	-	598	-
Depreciation and amortization	21,437	18,277	43,054	36,261

Total operating expenses	233,523	226,452	473,490	460,207

Operating income	36,143	33,661	81,927	76,569
Interest expense, net	(20,642)	(20,650)	(41,740)	(41,690)
Minority interest	(2,657)	(2,352)	(5,490)	(4,910)

Income before income taxes	12,844	10,659	34,697	29,969
Income taxes	2,134	3,872	10,435	11,009

Net income	$10,710	$6,787	$24,262	$18,960

Net income per common share-basic	$0.37	$0.24	$0.83	$0.66
Net income per common share-diluted	$0.35	$0.22	$0.79	$0.62

Weighted average basic shares	29,336	28,862	29,241	28,801
Weighted average diluted shares	30,827	30,637	30,591	30,680

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
						Other
	Shares of		Additional	Unearned		Compre-		Total
	Common	Common	Paid-in	Compen-	Retained	hensive	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	Loss	Stock	Equity

Balance, April 27, 2003	32,377	$ 322	$ 137,542	$ (1,498)	$100,346	$ (4,284)	$(28,524)	$ 203,904
Net income	-	-	-	-	24,262	-	-	24,262
Unrealized gain on interest
rate swap contract, net of income taxes	-	-	-	-	-	1,985	-	1,985
Foreign currency translation
adjustments, net of income taxes	-	-	-	-	-	362	-	362

Comprehensive income
net of income taxes								26,609
Exercise of stock options, net
of income taxes	482	4	3,272	-	-	-	(1,162)	2,114
Grant of nonvested stock	-	-	848	(848)	-	-	-	-
Amortization of unearned
compensation	-	-	-	373	-	-	-	373

Balance, October 26, 2003	32,859	$ 326	$ 141,662	$ (1,973)	$124,608	$ (1,937)	$(29,686)	$ 233,000

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended

	October 26,	October 27,
	2003	2002

Operating activities:
Net income	$24,262	$18,960
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	43,054	36,261
Amortization of deferred financing costs	2,151	1,879
Amortization of unearned compensation	373	279
Minority interest	5,490	4,910
Changes in current assets and liabilities:
Accounts receivable	(1,086)	321
Prepaid expenses and other assets	(5,634)	(3,579)
Accounts payable and accrued liabilities	21,273	9,824

Net cash provided by operating activities	89,883	68,855

Investing activities:
Purchase of property and equipment	(68,646)	(22,962)
Net cash paid for acquisitions	(948)	-
Proceeds from sales of assets	250	7,500
Investments in and advances to joint ventures	-	(860)
Restricted cash	(45)	450
Other	2,964	44

Net cash used in investing activities	(66,425)	(15,828)

Financing activities:
Net reduction in line of credit	(5,916)	(53,000)
Principal payments on debt	(8,342)	(10,179)
Deferred financing costs	(366)	(764)
Proceeds from exercise of stock options	3,276	2,032
Cash distribution to minority partner	(1,146)	(3,183)

Net cash used in financing activities	(12,494)	(65,094)

Net increase (decrease) in cash and cash equivalents	10,964	(12,067)
Cash and cash equivalents at beginning of period	94,626	76,597

Cash and cash equivalents at end of period	$105,590	$64,530

See notes to the consolidated financial statements.

5

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Six Months Ended

	October 26,	October 27,
	2003	2002

Supplemental disclosure of cash flow information:
Net cash payments for:
Interest	$40,769	$38,025
Income taxes	2,394	3,802
Supplemental schedule of noncash investing and financing activities:
Other:
Construction costs funded through accrued liabilities	2,682	-

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

Fiscal Year-End
The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year. Fiscal 2004 commenced on April 28, 2003 and ends on April 25, 2004.

Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six fiscal months ended October 26, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending April 25, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 27, 2003.

Reclassification
The consolidated financial statements for the prior year reflect certain reclassifications to conform to the current year presentation.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation
The Company has three stock-based employee compensation plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), to stock-based employee compensation:

	Three Months Ended		Six Months Ended

	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002

	(In thousands, except per share data)

Net income, as reported	$10,710	$6,787	$24,262	$18,960
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(1,163)	(643)	(1,877)	(1,260)

Pro forma net income	$9,547	$6,144	$22,385	$17,700

Earnings per common share:
Basic - as reported	$0.37	$0.24	$0.83	$0.66

Basic - pro forma	$0.33	$0.21	$0.77	$0.61

Diluted - as reported	$0.35	$0.22	$0.79	$0.62

Diluted - pro forma	$0.31	$0.20	$0.73	$0.58

The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes amortization of restricted stock compensation of $117,000 and $94,000, net of tax, for the three months ended October 26, 2003, and October 27, 2002, respectively, and $234,000 and $176,000, net of tax, for the six fiscal months ended October 26, 2003, and October 27, 2002, respectively.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original	Expected	Expected
Fiscal Quarter	Interest Rate	Expected Life	Volatility	Dividends

October 26, 2003	3.02%	6.05 years	57.8%	None
October 27, 2002	4.49%	5.00 years	70.0%	None

2. Acquisitions

CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc.

On April 22, 2003, Isle of Capri Black Hawk, L.L.C. acquired CCSC/Blackhawk, Inc., which owns and operates the Colorado Central Station casino in Black Hawk, Colorado, and Colorado Grande Enterprises, Inc., which owns and operates the Colorado Grande casino in Cripple Creek, Colorado. The total purchase price was $75.7 million for CCSC/Blackhawk, Inc. and $10.2 million for Colorado Grande Enterprises, Inc. As the Company owns 57% of the Isle-Black Hawk, as of April 22, 2003, the Company accordingly acquired a 57% indirect ownership interest in the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

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

During fiscal 2004, the Company obtained third party valuations of certain assets, which resulted in adjustments to the fair value of these assets, including an increase in property and equipment of $2.8 million and a decrease in other intangible assets of $3.1 million. Goodwill related to these acquisitions increased by $1.5 million, primarily as a result of the change in these fair values.

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

		Colorado
	CCSC/	Grande
	Blackhawk, Inc.	Enterprises, Inc.

ASSETS	(In thousands)
Current assets	$5,457	$844
Property and equipment, net	47,911	1,951
Goodwill	15,011	6,968
Other intangible assets	12,200	1,300
Other	113	-

Total assets acquired	$80,692	$11,063

Current liabilities	4,992	808

Net assets acquired	$75,700	$10,255

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt

	October 26,	April 27,
	2003	2003

Long-term debt consists of the following:	(In thousands )

8.75% Senior Subordinated Notes (described below)	$390,000	$390,000
9.00% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	246,250	247,500
Revolver	-	3,000
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below):
Variable rate term loan Tranche A	22,922	27,922
Variable rate term loan Tranche B	142,007	142,732
Special Assessment BID Bonds (described below)	765	816
Variable rate TIF Bonds due to City of Bettendorf (described below)	4,973	5,306
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	2,445	3,022
Other	4,368	7,689

	1,013,730	1,027,987
Less current maturities	16,659	24,757

Long-term debt	$997,071	$1,003,230

Debt Compliance
The following is a brief description of the Company’s borrowing arrangements. Certain of these arrangements contain financial covenants. The Company was in compliance with all covenants as of October 26, 2003, and April 27, 2003.

8.75% Senior Subordinated Notes
On  April 23, 1999,  the  Company  issued $390.0 million  of  8.75% Senior Subordinated  Notes due 2009 (the "8.75% Senior Subordinated Notes"). The 8.75% Senior Subordinated Notes are guaranteed by all of the Company’s  significant subsidiaries,  excluding the subsidiaries that  own and operate  the Isle-Black Hawk,  the  Colorado Central Station-Black Hawk and the Colorado  Grande-Cripple  Creek. Interest  on the 8.75% Senior Subordinated  Notes  is payable semi-annually on each April 15 and October 15 through maturity. The 8.75% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s  option  at any  time on or  after April 15, 2004, at t he  redemption prices (expressed as percentages of principal amount) set  forth  below  plus accrued and  unpaid interest  to the  applicable redemption date, if  redeemed during the 12-month period beginning on April 15 of the years indicated below:

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

Senior Secured Credit Facility
The Senior Secured Credit Facility provides for a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008. The Company is required to make quarterly principal payments on the $250.0 million term loan portion of the Senior Secured Credit Facility. Such payments were initially $0.6 million per quarter, which started in June 2002, and will increase to $59.4 million per quarter beginning in June 2007. At the Company’s option, the revolving credit facility may bear interest at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75%, or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the Company’s option at (1) the higher of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.50% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.25%.

The Senior Secured Credit Facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek and their subsidiaries.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at October 26, 2003, was 5.75%.

Isle-Black Hawk Senior Secured Credit Facility
The Isle-Black Hawk Senior Secured Credit Facility provides for a $40.0 million revolving credit facility maturing on November 16, 2005, a $27.9 million Tranche A term loan maturing on November 16, 2005, and a $142.8 million Tranche B term loan maturing on November 16, 2006. Certain proceeds from Tranche B term loan were used to provide financing for the acquisitions of CCSC/Blackhawk, Inc. in Black Hawk, Colorado and the Colorado Grande Enterprises, Inc. in Cripple Creek, Colorado. The Isle-Black Hawk is required to make quarterly principal payments on the term loan portions of the Isle-Black Hawk Senior Secured Credit Facility that commenced in June 2003. Such payments on the Tranche A term loan initially were $2.5 million per quarter with scheduled increases to $3.0 million per quarter commencing March 2005 with a balloon payment of $1.4 million due upon maturity. Such payments on the Tranche B term loan initially were $0.4 million per quarter with a scheduled increase to $9.9 million per quarter commencing March 2006 with a balloon payment of $109.2 million due upon maturity.

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

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at October 26, 2003, was 5.92%.

Isle-Black Hawk Special Assessment BID Bonds
In July 1998, the Black Hawk Business Improvement District (the "BID") issued $2.9 million in 6.00% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the "SID"), of which the Isle-Black Hawk is a member. The total costs of the improvements amounted to $2.2 million with the excess proceeds being returned to the bondholders by the BID. Isle-Black Hawk is responsible for 50% of this amount plus interest, and in April 2000, made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. Amortizing $1.1 million or 50% of the net bond proceeds calculates this amount, over twenty semi-annual periods at an interest rate of 6.25%. The difference between the bond rate of 6.00% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

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

Lines of Credit
As of October 26, 2003, the Company had $294.0 million under its lines of credit, all of which was available. This amount consisted of $250.0 million in unused credit capacity with the revolving loan commitment on the Senior Secured Credit Facility, $40.0 million in unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility, and $4.0 million from other lines of credit.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

Interest Rate Swaps
The Company entered into three interest rate swap agreements in fiscal 2001, four interest rate swap agreements in fiscal 2002 and four interest rate swap agreements in the first fiscal quarter of 2004 that effectively convert portions of the floating rate term loans to a fixed rate, thus reducing the impact of interest-rate changes on future interest expense. In fiscal 2003, $50.0 million of interest rate swaps terminated. The notional value of the remaining swaps, which were designated as cash flow hedges, was $230.0 million or 55.9% of the Isle of Capri’s variable rate term loans as of October 26, 2003. The remaining interest rate swaps terminate as follows: $150.0 million in fiscal 2004, $40.0 million in fiscal 2005 and $40.0 million in fiscal 2006.

The four interest rate swap agreements entered into in fiscal 2004 relate to the Isle-Black Hawk Senior Secured Credit Facility. The notional value of the swaps that were designated as cash flow hedges was $40.0 million, or 24.2% of the Isle-Black Hawk’s variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of October 26, 2003. The new interest rate swaps terminate in 2005. When added to the interest swaps that are already outstanding, the total notional value of the swaps that have been designated as cash flow hedges for the Isle-Black Hawk is $80.0 million, or 48.5% of the Isle-Black Hawk’s variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility.

At October 26, 2003, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

4. Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended

	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

Net income	$10,710	$6,787	$24,262	$18,960
Unrealized gain (loss) on interest rate swap contracts,
net of income taxes	1,021	286	1,985	(1,307)
Unrealized gain on foreign currency translation
adjustments, net of income taxes	362	-	362	-

Total comprehensive income	$12,093	$7,073	$26,609	$17,653

At October 26, 2003, accumulated other comprehensive loss on the accompanying consolidated balance sheet totaled $1.9 million. This amount is comprised of adjustments to the fair value of interest rate swaps and foreign currency translation adjustments. For the interest rate swaps, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms, totaled $2.3 million, net of tax, of which $1.9 million is recorded as a current liability and $0.4 million as a long-term liability. There was no effect on income related to hedge ineffectiveness.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Comprehensive Income (continued)

For the foreign currency translation, the Company recorded a gain of $0.4 million, net of tax, as current assets in the accompanying consolidated balance sheets. Foreign currency translation adjustments show the cumulative effect, at the balance sheet date, of fluctuations in the foreign currency exchange rate, on balances denominated in a foreign currency, which were recorded at a historical rate at the transaction date.

5. Contingencies

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

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.7 million as of October 26, 2003, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Contingencies (continued)

action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002.

There has been no public announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens Administrative Court of First Instance. An appeal of this matter was heard on January 22, 2003, which has been rejected. A further appeal is possible. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, and is subject to cleanup requirements at certain of its facilities as a result thereof. The Company has not made, and does not anticipate making, material expenditures, nor does it anticipate incurring delays with respect to environmental remediation or protection. However, in part because the Company’s present and future development sites have, in some cases, been used as manufacturing facilities or other facilities that generate materials that are required to be remediated under environmental laws and regulations, there can be no guarantee that additional pre-existing conditions will not be discovered and that the Company will not experience material liabilities or delays.

The Company is subject to various contingencies and litigation matters and has a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

	(In thousands, except per share data)

Numerator:
Net income	$10,710	$6,787	$24,262	$18,960

Numerator for basic earnings per share - income
available to common stockholders	$10,710	$6,787	$24,262	$18,960
Effect of diluted securities	-	-	-	-

Numerator for diluted earnings per share-
income available to common stockholders after
assumed conversions	$10,710	$6,787	$24,262	$18,960

Denominator:
Denominator for basic earnings per share -
weighted - average shares	29,336	28,862	29,241	28,801
Effect of dilutive securities
Employee stock options and
nonvested restricted stock	1,491	1,775	1,350	1,879

Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	30,827	30,637	30,591	30,680

Basic earnings per share	$0.37	$0.24	$0.83	$0.66

Diluted earnings per share	$0.35	$0.22	$0.79	$0.62

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information

Certain  of  the  Company’s  subsidiaries  have  fully  and  unconditionally  guaranteed  the  payment  of  all  obligations  under  the  Company’s 8.75% Senior Subordinated Notes, 9% Senior  Subordinated  Notes  and $500.0 million  Senior  Secured  Credit  Facility. The  following  tables present  the  consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three and six fiscal months ended October 26, 2003, and October 27, 2002, and balance sheet as of October 26, 2003, and April 27, 2003.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR, NONGUARANTOR, AND PARENT COMPANY
FINANCIAL INFORMATION
AS OF OCTOBER 26, 2003 (UNAUDITED) AND APRIL 27, 2003 AND FOR
THE THREE AND SIX MONTHS ENDED OCTOBER 26, 2003 AND OCTOBER 27, 2002
(UNAUDITED)
(In thousands)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

As of October 26, 2003
Balance Sheet
Current assets	$12,113	$93,782	$40,918	$(1,998)	$144,815
Intercompany receivables	794,761	193,030	64,858	(1,052,649)	-
Investments in subsidiaries	268,191	282,083	173,692	(723,966)	-
Property and equipment, net	3,842	692,736	173,689	-	870,267
Other assets	21,474	368,714	39,000	-	429,188

Total assets	$1,100,381	$1,630,345	$492,157	$(1,778,613)	$1,444,270

Current liabilities	$27,133	$98,358	$41,373	$(1,996)	$164,868
Intercompany payables	14,900	936,894	100,855	(1,052,649)	-
Long-term debt,
less current maturities	833,750	5,489	157,832	-	997,071
Deferred state income taxes	-	7,557	118	-	7,675
Other accrued liabilities	(9,131)	53,377	(21,111)	-	23,135
Minority interest	-	-	-	18,521	18,521
Stockholders' equity	233,729	528,670	213,090	(742,489)	233,000

Total liabilities and stockholders' equity	$1,100,381	$1,630,345	$492,157	$(1,778,613)	$1,444,270

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

For the Three Months Ended October 26, 2003
Statement of Income
Revenues:
Casino	$-	$230,262	$45,265	$-	$275,527
Rooms, food, beverage and other	40	42,178	7,034	-	49,252

Gross revenues	40	272,440	52,299	-	324,779
Less promotional allowances	-	44,377	10,736	-	55,113

Net revenues	40	228,063	41,563	-	269,666

Operating expenses:
Casino	-	40,605	6,432	-	47,037
Gaming taxes	-	51,862	8,475	-	60,337
Rooms, food, beverage and other	8,346	82,561	13,805	-	104,712
Management fee expense (revenue)	(7,615)	7,940	(325)	-	-
Depreciation and amortization	427	18,799	2,211	-	21,437

Total operating expenses	1,158	201,767	30,598	-	233,523

Operating income (loss)	(1,118)	26,296	10,965	-	36,143
Interest expense, net	7,646	(25,021)	(3,267)	-	(20,642)
Minority interest	-	-	-	(2,657)	(2,657)
Equity in income (loss) of subsidiaries	5,849	(2,288)	960	(4,521)	-

Income (loss) before income taxes	12,377	(1,013)	8,658	(7,178)	12,844
Income taxes	1,667	-	467	-	2,134

Net income (loss)	$10,710	$(1,013)	$8,191	$(7,178)	$10,710

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

For the Six Months Ended October 26, 2003
Statement of Income
Revenues:
Casino	$-	$473,062	$91,248	$-	$564,310
Rooms, food, beverage and other	1,162	88,177	14,148	-	103,487

Gross revenues	1,162	561,239	105,396	-	667,797
Less promotional allowances	-	90,881	21,499	-	112,380

Net revenues	1,162	470,358	83,897	-	555,417

Operating expenses:
Casino	-	83,286	13,189	-	96,475
Gaming taxes	-	105,356	17,200	-	122,556
Rooms, food, beverage and other	14,301	169,616	27,488	-	211,405
Management fee expense (revenue)	(15,977)	16,332	(355)	-	-
Depreciation and amortization	777	37,792	4,485	-	43,054

Total operating expenses	(899)	412,382	62,007	-	473,490

Operating income (loss)	2,061	57,976	21,890	-	81,927
Interest expense, net	15,099	(50,368)	(6,471)	-	(41,740)
Minority interest	-	-	-	(5,490)	(5,490)
Equity in income (loss) of subsidiaries	16,901	(817)	1,518	(17,602)	-

Income (loss) before income taxes	34,061	6,791	16,937	(23,092)	34,697
Income taxes	9,799	-	636	-	10,435

Net income (loss)	$24,262	$6,791	$16,301	$(23,092)	$24,262

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

For the Six Months Ended October 26, 2003
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$18,940	$63,915	$24,660	$(17,632)	$89,883
Net cash provided by (used in)
investing activities	(17,292)	(55,609)	(2,849)	9,325	(66,425)
Net cash provided by (used in)
financing activities	(1,179)	(4,043)	(9,471)	2,199	(12,494)

Net increase in cash and
cash equivalents	469	4,263	12,340	(6,108)	10,964
Cash and cash equivalents at
beginning of the period	7,313	53,268	29,495	4,550	94,626

Cash and cash equivalents at
end of the period	$7,782	$57,531	$41,835	$(1,558)	$105,590

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

For the Three Months Ended October 27, 2002
Statement of Income
Revenues:
Casino	$-	$230,378	$26,716	$-	$257,094
Rooms, food, beverage and other	(45)	48,606	5,222	-	53,783

Gross revenues	(45)	278,984	31,938	-	310,877
Less promotional allowances	-	44,945	5,819	-	50,764

Net revenues	(45)	234,039	26,119	-	260,113

Operating expenses:
Casino	-	43,224	3,909	-	47,133
Gaming taxes	-	51,157	5,257	-	56,414
Rooms, food, beverage and other	5,145	91,675	7,808	-	104,628
Management fee expense (revenue)	(8,752)	7,617	1,135	-	-
Depreciation and amortization	271	16,716	1,290	-	18,277

Total operating expenses	(3,336)	210,389	19,399	-	226,452

Operating income (loss)	3,291	23,650	6,720	-	33,661
Interest expense, net	8,718	(27,680)	(1,688)	-	(20,650)
Minority interest	-	-	-	(2,352)	(2,352)
Equity in income (loss) of subsidiaries	(1,350)	-	1,618	(268)	-

Income (loss) before income taxes	10,659	(4,030)	6,650	(2,620)	10,659
Income taxes	3,872	-	-	-	3,872

Net income (loss)	$6,787	$(4,030)	$6,650	$(2,620)	$6,787

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

For the Six Months Ended October 27, 2002
Statement of Income
Revenues:
Casino	$-	$473,164	$54,015	$-	$527,179
Rooms, food, beverage and other	(33)	100,696	10,555	-	111,218

Gross revenues	(33)	573,860	64,570	-	638,397
Less promotional allowances	-	90,150	11,471	-	101,621

Net revenues	(33)	483,710	53,099	-	536,776

Operating expenses:
Casino	-	89,218	7,901	-	97,119
Gaming taxes	-	104,455	10,608	-	115,063
Rooms, food, beverage and other	9,903	186,052	15,809	-	211,764
Management fee expense (revenue)	(17,755)	15,438	2,317	-	-
Depreciation and amortization	495	33,234	2,532	-	36,261

Total operating expenses	(7,357)	428,397	39,167	-	460,207

Operating income (loss)	7,324	55,313	13,932	-	76,569
Interest expense, net	16,185	(54,395)	(3,480)	-	(41,690)
Minority interest	-	-	-	(4,910)	(4,910)
Equity in income (loss) of subsidiaries	6,460	6,040	(15)	(12,485)	-

Income (loss) before income taxes	29,969	6,958	10,437	(17,395)	29,969
Income taxes	11,009	-	-	-	11,009

Net income (loss)	$18,960	$6,958	$10,437	$(17,395)	$18,960

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

For the Six Months Ended October 27, 2002
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$54,203	$14,076	$14,377	$(13,801)	$68,855
Net cash provided by (used in)
investing activities	(5,811)	(17,690)	(2,497)	10,170	(15,828)
Net cash provided by (used in)
financing activities	(52,431)	(1,640)	(14,655)	3,632	(65,094)

Net increase (decrease) in cash and
cash equivalents	(4,039)	(5,254)	(2,775)	1	(12,067)
Cash and cash equivalents at
beginning of the period	2,690	58,312	11,045	4,550	76,597

Cash and cash equivalents at
end of the period	$(1,349)	$53,058	$8,270	$4,551	$64,530

			(b)
	Isle of Capri	(a)	Non-Wholly
	Casinos, Inc.	Wholly	Owned	Consolidating
	Guarantor	Owned	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

As of April 27, 2003
Balance Sheet
Current assets	$14,611	$89,199	$33,604	$(1,669)	$135,745
Intercompany receivables	777,901	206,680	66,956	(1,051,537)	-
Investments in subsidiaries	253,227	282,930	170,276	(706,433)	-
Property and equipment, net	3,760	668,683	168,889	-	841,332
Other assets	20,633	369,438	41,056	-	431,127

Total assets	$1,070,132	$1,616,930	$480,781	$(1,759,639)	$1,408,204

Current liabilities	$24,691	$90,777	$42,372	$(1,669)	$156,171
Intercompany payables	14,900	936,731	99,906	(1,051,537)	-
Long-term debt,
less current maturities	835,000	6,581	161,649	-	1,003,230
Deferred state income taxes	-	7,557	118	-	7,675
Other accrued liabilities	(9,503)	53,375	(20,825)	-	23,047
Minority interest	-	-	-	14,177	14,177
Stockholders' equity	205,044	521,909	197,561	(720,610)	203,904

Total liabilities and stockholders' equity	$1,070,132	$1,616,930	$480,781	$(1,759,639)	$1,408,204

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

(a)        Certain of the Company’s wholly owned subsidiaries were guarantors of the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility including the following: the Isle-Biloxi, the Isle-Vicksburg, the Isle-Tunica, the Isle-Bossier City, the Isle-Lake Charles, PPI, Inc., IOC Holdings, L.L.C., Riverboat Services, Inc., the Isle-Natchez, the Isle-Lula, the Isle-Bettendorf, the Isle-Marquette, the Isle-Boonville, the Isle-Kansas City, the Lady Luck-Las Vegas and the Rhythm City-Davenport. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Goodwill and Other Intangible Assets

At October 26, 2003, we had goodwill and other intangible assets of $400.1 million, representing 28% of total assets. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" ("SFAS 142") requires that goodwill and other intangible assets be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the Company below its book value. Should circumstances change or events occur to indicate that the fair value of the Company has fallen below its book value, management must then compare the estimated fair value of goodwill and other intangible assets to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash component of operating income. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal 2003 and determined that goodwill and other indefinite lived intangible assets were not impaired. This test required comparison of the estimated fair value of each property to book value, including goodwill and other intangible assets. The estimated fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At October 26, 2003, we had net property and equipment of $870.3 million, representing 60% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with the Company’s "all properties-other capital improvements," program include individual capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Income Tax Assets and Liabilities

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that we recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax bases of assets or liabilities and their reported amounts in financial statements. SFAS 109 also requires that any deferred tax asset recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable.

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

The Company routinely faces challenges from federal and other tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records reserves for loss contingencies associated with the various filing positions, which are probable and subject to reasonable estimates.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the outstanding value of the awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

General

Our results of operations for the three and six fiscal months ended October 26, 2003, reflect the consolidated operations of all of our subsidiaries and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Lady Luck-Las Vegas, and Pompano Park. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas. We operated the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval. The Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek were acquired by Isle of Capri Black Hawk, L.L.C. on April 22, 2003.

Our results of operations for the three and six fiscal months ended October 27, 2002, reflect the consolidated operations of all of our subsidiaries and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas, and Pompano Park. The Isle-Tunica ceased casino operations on September 3, 2002, which was 33 days prior to the sale of assets to Boyd Casino Strip, LLC on October 7, 2002.

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

Results of Operation

Three Fiscal Months October 26, 2003, Compared to Three Fiscal Months Ended October 27, 2002

Gross revenue for the quarter ended October 26, 2003, was $324.8 million, which included $275.5 million of casino revenue, $11.2 million of room revenue, $3.0 million of pari-mutuel commissions and $35.0 million of food, beverage and other revenue. This compares to gross revenue for the quarter ended October 27, 2002, of $310.9 million, which included $257.1 million of casino revenue, $13.9 million of room revenue, $4.0 million of pari-mutuel commissions and $35.9 million of food, beverage and other revenue.

Casino revenue increased 7.2% versus the same period last fiscal year, or $18.4 million for the quarter. The addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek properties added $16.7 million in casino revenue for the quarter. Additionally, casino revenue improved at our Iowa properties. Casino revenue at the Rhythm City-Davenport increased $3.3 million, or 21.0%, over the same period last year. Casino revenue grew by $2.1 million, or 8.6%, and $1.1 million, or 10.4%, at the Isle-Bettendorf and the Isle-Marquette, respectively. These increases are due in large part to a more stable local economy and the temporary closing, in May 2003, of the Meskwaki Bingo Casino and Hotel, a competitor. Additionally, the changes in the structure of Illinois’ gaming taxes resulted in competitors in that jurisdiction operating for fewer hours and offering fewer promotions. The increases in Iowa were partially offset by the sale of the Isle-Tunica and the Lady Luck-Las Vegas, leading to a combined decrease of $5.2 million in casino revenue for the two properties. Room revenue for the quarter decreased $2.7 million, or 19.3%, primarily due to the sale of the Isle-Tunica and the Lady Luck-Las Vegas. Food and beverage revenue for the quarter declined $0.5 million, or 1.5%. The decrease was primarily due to the sale of the Isle-Tunica and the Lady Luck-Las Vegas, resulting a decrease in food and beverage revenue totaling $1.8 million. This was partially offset by the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek resulting in an increase in food and beverage revenue totaling $1.4 million. Other revenue for the quarter decreased $0.4 million, or 7.9%.

Pari-mutuel commissions and fees were $3.0 million for the quarter ended October 26, 2003. This compares to pari-mutuel commissions and fees of $4.0 million for the quarter ended October 27, 2003. Pari-mutuel commissions and fees decreased $1.0 million, or 25.0%, quarter over quarter. The decrease resulted primarily from fewer live racing days at Pompano Park and from a general decrease in wagering on horse races.

Promotional allowances for the quarter ended October 26, 2003, were $55.1 million, which includes complimentary revenue of $29.3 million, redeemed coupons of $13.6 million and slot club points of $12.2 million. This compares to promotional allowances for the quarter ended October 27, 2002, of $50.8 million, which includes complimentary revenue of $29.3 million, redeemed coupons of $10.5 million and slot club points of $11.0 million. Complimentary revenue remained flat when compared to the same period last year. Redeemed coupons increased $3.1 million, or 29.5%, over the same period last year. The increase is due primarily to the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek adding $2.0 million in redeemed coupons. Slot club points increased $1.2 million, or 10.9%, due primarily to the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, offset by the sale of the Lady Luck-Las Vegas.

Casino operating expenses for the quarter ended October 26, 2003, totaled $47.0 million, or 17.1% of casino revenue, versus $47.1 million, or 18.3% of casino revenue, for the quarter ended October 27, 2002. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos and remained essentially flat compared to the same period last year. Room expenses of $2.5 million, or 22.5% of room revenue, from the hotels at the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek compared to room expenses of $3.5 million, or 25.0% of room revenue, for the quarter ended October 27, 2002, from the hotels at the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk and the Lady Luck-Las Vegas. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. Room expenses decreased $1.0 million, or 27.4%, versus the same period last fiscal year.

For the quarter ended October 26, 2003, state and local gaming taxes in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaled $60.3 million, or 21.9% of casino revenue, compared to $56.4 million, or 21.9% of casino revenues for the three fiscal months ended October 27, 2002, which is consistent with each state’s gaming tax rate for the applicable fiscal quarters. On April 1, 2002, the gaming tax rate at the Isle-Bossier City increased from 19.5% to 20.5% and increased again, from 20.5% to 21.5%, on April 1, 2003.

Food, beverage and other expenses totaled $7.5 million for the quarter ended October 26, 2003, compared to $8.5 million for the quarter ended October 27, 2002, decreasing $1.0 million, or 11.8%. Food, beverage and other operating expenses as a percentage of food, beverage and other revenues decreased to 21.3% for the quarter ended October 26, 2003, from 23.7% for the quarter ending October 27, 2002. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have decreased primarily as a result of the sale of the Isle-Tunica and the Lady Luck-Las Vegas, decreasing food, beverage and other expenses by a total of $1.0 million for the two properties.

Marine and facilities expenses remained essentially flat versus the same period last fiscal year. These expenses totaled $17.0 million for the quarter ended October 26, 2003, versus $17.1 million for the quarter ended October 27, 2002, for an increase of $0.1 million, or 0.6%. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses totaled $75.1 million, or 27.9% of net revenues, for the quarter ended October 26, 2003, versus $72.6 million, or 27.9% of net revenues, for the quarter ended October 27, 2002, for an increase of $2.5 million, or 3.5%. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. These expenses increased primarily because discretionary employee and other benefits, company-wide, have increased approximately $1.5 million, and advertising expense, company-wide, has increased approximately $1.9 million primarily due to an increase in television and radio advertising introducing new marketing initiatives. Furthermore, the addition of $4.2 million in marketing and administrative expenses from the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek was offset by the combined decrease of $4.3 million as a result of the sale of the Isle-Tunica and the Lady Luck-Las Vegas.

Depreciation and amortization expense was $21.4 million for the quarter ended October 26, 2003, and $18.3 million for the quarter ended October 27, 2002. Depreciation and amortization expense increased by $3.2 million compared to the same period last year and is consistent with an increase in fixed assets placed into service or acquired.

Interest expense was $20.9 million for the quarter ended October 26, 2003, as compared to interest expense of $20.7 million for the quarter ended October 27, 2002. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. For the Company, excluding the Isle-Black Hawk, interest expense was $18.1 million for the quarter ended October 26, 2003, as compared to $19.3 million for the quarter ended October 27, 2002. Interest expense for the Company, excluding the Isle-Black Hawk, decreased because of generally lower interest rates, as well as a $0.5 million increase in capitalized interest for the period due to construction projects at the Isle-Biloxi and the Isle-Bossier City. At the Isle-Black Hawk, interest expense was $2.9 million for the quarter ended October 26, 2003. This compares to interest expense of $1.4 million for the quarter ended October 27, 2002. The substantial increase in interest expense at the Isle-Black Hawk relates primarily to the financing of the purchase of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

During the second quarter of fiscal 2004, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years. As a result, we analyzed our tax reserves and reduced income tax expense by approximately $3.0 million for the three months ended October 26, 2003, for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 14.5% for the three months ended October 26, 2003, excluding our minority interest partner’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes as compared to 36.3% for the three months ended October 27, 2002. Excluding the impact of these developments, our fiscal 2004 effective tax rate for the three months ended October 26, 2003, would have been 37.3%, excluding our minority interest partner’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes.

Six Fiscal Months Ended October 26, 2003, Compared to Six Fiscal Months Ended October 27, 2002

Gross revenue for the six fiscal months ended October 26, 2003, was $667.8 million, which included $564.3 million of casino revenue, $23.1 million of room revenue, $7.7 million of pari-mutuel commissions and $72.7 million of food, beverage and other revenue. This compares to gross revenue for the six fiscal months ended October 27, 2002, of $638.4 million, which included $527.2 million of casino revenue, $28.6 million of room revenue, $9.6 million of pari-mutuel commissions and $73.0 million of food, beverage and other revenue.

Casino revenue increased $37.1 million, or 7.0%, primarily as a result of the addition of the Colorado-Central Station and the Colorado Grande-Cripple Creek. These properties added $29.1 million and $4.4 million in casino revenue, respectively. Additionally, casino revenue at the Rhythm City-Davenport increased $5.5 million, or 14.8%, compared to the similar period last year. This increase is attributable to the development of the unique Rhythm City brand, the more stable local economy, and the temporary closing, in May of 2003, of the Meskwaki Bingo Casino and Hotel, a competitor. Additionally, the changes in the structure of Illinois’ gaming taxes resulted in competitors in that jurisdiction operating for fewer hours and offering fewer promotions. The increases in Iowa were partially offset by decreases of $9.1 million and $2.8 million in casino revenue at the Isle-Tunica and the Lady Luck-Las Vegas, respectively, resulting from the sale of those properties. The Isle-Bossier City also had a decline in casino revenue of $4.6 million, or 7.7%. The decrease is attributable to construction and increased competition. Room revenue decreased $5.6 million, or 19.4%, due to the sale of the Isle-Tunica and the Lady Luck-Las Vegas. Last year over the same period these properties contributed $1.5 million and $3.5 million, respectively. Additionally, lower occupancy levels and room inventory decreased room revenue at the Rhythm City-Davenport by $0.2 million, or 26.5%. Food and beverage revenue decreased primarily because of the sale of the Isle-Tunica and the Lady Luck-Las Vegas. The

Isle-Tunica and the Lady Luck-Las Vegas had food and beverage revenue of $1.1 million and $2.9 million, respectively, for the six fiscal months ended October 27, 2002. These decreases were partially offset by $1.7 million contributed by the recently acquired Colorado Central Station-Black Hawk and $1.0 million contributed by the recently acquired Colorado Grande-Cripple Creek. Other revenue increased $0.6 million, or 6.9%, primarily as the result of a litigation settlement in the first fiscal quarter of 2004.

Pari-mutuel commissions and fees were $7.8 million for the six fiscal months ended October 26, 2003. This compares to pari-mutuel commissions and fees of $9.6 million for the six fiscal months ended October 27, 2003. Pari-mutuel commissions and fees decreased $1.8 million, or 18.8%, from the same period last fiscal year. The decrease resulted primarily from fewer live racing days at Pompano Park and from a general decrease in wagering on horse races.

Promotional allowances for the six fiscal months ended October 26, 2003, were $112.4 million, which includes complimentary revenue of $59.6 million, redeemed coupons of $27.7 million and slot club points of $25.1 million. This compares to promotional allowances for the six fiscal months ended October 27, 2002, of $101.7 million, which includes complimentary revenue of $59.8 million, redeemed coupons of $20.3 million, and slot club points of $21.6 million. Complimentary revenue remained essentially flat when compared to the same period last year. Redeemed coupons increased $7.4 million, or 36.5%, over the same period last year. The increase is due primarily to the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek adding a total of $3.7 million in redeemed coupons. The Isle-Boonville’s redeemed coupons increased by $1.0 million, or 128.2%, due to the maturing of the property’s player database resulting in a larger pool of players to redeem coupons. Slot club points increased $3.5 million, or 16.2%, due primarily to the addition of $2.7 million at the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. Additionally, a more aggressive point structure at the Rhythm City-Davenport has resulted in an increase of slot club points of $1.1 million, or 44.6%.

Casino operating expenses for the six fiscal months ended October 26, 2003, totaled $96.5 million, or 17.1% of casino revenue, versus $97.1 million, or 18.4% of casino revenue, for the six fiscal months ended October 27, 2002. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses decreased $0.6 million, or 0.7%, resulting from the offset of the decrease in casino operating expenses caused by the sale of the Isle-Tunica and the Lady Luck-Las Vegas properties with the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

Operating expenses for the six fiscal months ended October 26, 2003, also included room expenses of $5.1 million, or 22.1% of room revenue from the hotels at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Lula, the Isle-Black Hawk, the Isle-Bettendorf, the Rhythm City-Davenport, the Isle-Marquette, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, compared to $7.1 million, or 24.9% of room revenue from the hotels at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Tunica, the Isle-Lula, the Isle-Black Hawk, the Isle-Bettendorf, the Rhythm City-Davenport, the Isle-Marquette and the Lady Luck-Las Vegas. Room expense decreased by $2.0 million, or 28.6%. The decrease in room expense was caused primarily by the sale of the Isle-Tunica and the Lady Luck-Las Vegas decreasing room expense by $1.7 million and $0.3 million, respectively. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

For the six fiscal months ended October 26, 2003, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaled $122.6 million, or 21.7% of casino revenue, compared to $115.1 million, or 21.8% of casino revenue for the six fiscal months ended October 27, 2002, which is consistent with each state’s gaming tax rate for the applicable period. On April 1, 2002, the gaming tax rate at the Isle-Bossier City increased from 19.5% to 20.5% and increased again, from 20.5% to 21.5%, on April 1, 2003.

Food, beverage and other expenses totaled $16.0 million for the six fiscal months ended October 26, 2003, compared to $17.8 million for the six fiscal months ended October 27, 2002, a decrease of $1.8 million, or 9.9%. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues decreased to 22.1% for the six fiscal months ended October 26, 2003, from 24.4% for the six fiscal months ending October 27, 2002. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have decreased primarily as a result of sale of the Isle-Tunica and the Lady Luck-Las Vegas and were partially offset by the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

Marine and facilities expenses totaled $33.0 million for the six fiscal months ended October 26, 2003, versus $35.4 million for the six fiscal months ended October 27, 2002. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have decreased $2.4 million, or 6.7%, primarily as a result of sale of the Isle-Tunica and the Lady Luck-Las Vegas totaling $3.6 million and were partially offset by the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek totaling $1.4 million.

Marketing and administrative expenses totaled $150.8 million, or 27.2% of net revenues, for the six fiscal months ended October 26, 2003, versus $144.4 million, or 26.9% of net revenues, for the six fiscal months ended October 27, 2002. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. These expenses have increased $6.4 million, or 4.4%, primarily because discretionary employee and other benefits, company-wide, have increased approximately $2.4 million; advertising expense, company-wide, has increased approximately $1.9 million as the result of an increase in television and radio advertising introducing new marketing initiatives; and special events have increased approximately $2.5 million, due primarily to an increase in promotional awards at our properties. Furthermore, the addition of $8.5 million in marketing and administrative expense from the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek was offset by the combined decrease of $9.1 million as a result of the sale of the Isle-Tunica and the Lady Luck-Las Vegas.

Depreciation and amortization expense was $43.1 million for the six fiscal months ended October 26, 2003, and $36.3 million for the six fiscal months ended October 27, 2002. Depreciation and amortization increased by $6.8 million and is consistent with an increase in property and equipment placed into service or acquired.

Interest expense was $42.1 million for the six fiscal months ended October 26, 2003, versus $41.8 million for the six fiscal months ended October 27, 2002, an increase of $0.3 million, or 0.7%. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, interest expense includes $5.7 million related to the Isle-Black Hawk in the six fiscal months ended October 26, 2003. This compares to interest expense of $2.9 million for the six fiscal months ended October 27, 2002. The increase in interest expense at the Isle-Black Hawk is a result of financing the purchase of the Colorado Central Station-Cripple Creek and the Colorado Grande-Cripple Creek.

During the second quarter of fiscal 2004, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years. As a result, we analyzed our tax reserves and reduced income tax expense by approximately $3.0 million for the six fiscal months ended October 26, 2003, for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 28.8% for the six fiscal months ended October 26, 2003, excluding our minority interest partner’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes as compared to 36.7% for the six fiscal months ended October 27, 2002. Excluding the impact of these developments, our fiscal 2004 effective tax rate for the six fiscal months ended October 26, 2003, would have been 37.3%, excluding our minority interest partner’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes.

Liquidity and Capital Resources

      At October 26, 2003, we had cash and cash equivalents of $105.6 million compared to $94.6 million in cash and cash equivalents at April 27, 2003, the end of our last fiscal year. The $11.0 million increase in cash is the net result of $89.9 million net cash provided by operating activities, $66.4 million net cash used in investing activities, and $12.5 million net cash used in financing activities. In addition, we had $294.0 million under lines of credit, all of which was available. This amount consisted of $250.0 million in unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $40.0 million in unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility, and $4.0 million from other lines of credit. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Cash Flow from Investing Activities

We invested $68.6 million in property and equipment during the six fiscal months ended October 26, 2003. The following table reflects expenditures for property and equipment on major projects:

		Actual		Remainder of

		Fiscal Year	Six Months	Fiscal Year
		Ended 4/27/03	Ended 10/26/03	Ending 4/25/04

		(dollars in millions)
Property	Project

Isle-Biloxi	Construct hotel & parking facility	$ 6.0	$ 10.9	$ 14.9
Isle-Bossier City	Construct hotel & entertainment center	6.4	21.8	21.8
Isle-Bossier City	Renovate casino	-	0.1	1.9
Isle-Marquette	Construct hotel	0.1	-	0.8
Isle-Lake Charles	Renovate & expand casino	-	0.5	11.6
Isle-Kansas City	Renovate & expand casino	-	6.2	3.8
Isle-Black Hawk (57% owned)	Expansion	1.4	2.7	5.7
All	Slot program	24.1	15.7	16.7
All	Other capital improvements	20.4	10.7	23.4

Total		$ 58.4	$ 68.6	$ 100.6

     Other capital improvements consist of expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas at all of our properties.

In August 2002, we announced plans for a $135.0 million expansion at three of our casinos. Of that amount, $32.7 million was spent during the six fiscal months ended October 26, 2003. The plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, an Isle-branded Kitt’s Kitchen restaurant, an upgraded Calypso’s Buffet, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility. The parking facility is currently expected to be completed in December 2003, and will provide a podium for an additional hotel tower for future expansion. The project is expected to be completed by Spring 2005.

The Isle-Bossier City plan, estimated at $50.0 million, is expected to be complete and open by December 31, 2003. This expansion features a hotel tower with 265 rooms, a Kitt’s Kitchen restaurant, an upgraded Calypso’s Buffet, a new pool, deck and spa, and a 12,000 square-foot convention/entertainment center.

The Isle-Marquette property plan will include $6.0 million in improvements including a 60-room Inn-at-the-Isle and improved parking. The construction will commence once we have received local and regulatory permits and will last approximately 16 months.

As part of our fiscal 2004 capital improvement budget, we also approved spending to improve and expand gaming spaces at several other properties. The Isle-Kansas City will complete a $10.0 million expansion in the next fiscal quarter. New amenities include 12,000 square-feet of additional gaming space, 400 new slot machines with ticket-in/ticket-out technology, and a themed bar. Additionally, we are undertaking a $15 million improvement plan at the Isle-Lake Charles.  We expect to complete an approximately $10.0 million expansion by December 2003.  This expansion will increase gaming space on the third level of one of the gaming vessels, to accommodate approximately 400 new slot machines.  By the end of fiscal 2004, we will have spent an additional $2.0 million to begin improvements and renovations to the other areas of that gaming vessel.

The video lottery terminal referendum was defeated in Colorado on November 4, 2003 allowing us to proceed with its plans to invest approximately $75.0 million at our Black Hawk properties. This construction will significantly increase covered parking for both properties in Black Hawk, add approximately 15,000 square-feet of additional gaming space, hotel rooms and restaurants, and connect the properties by means of a skywalk that can service both the Isle-Black Hawk and the Colorado Central Station-Black Hawk. Construction is now expected to begin this winter with approximately $8.4 million to be spent in fiscal 2004. We expect that approximately $22.0 million of special improvement bonds will be issued by a business improvement district of the City of Black Hawk to fund public improvements which include extending Main Street to connect directly to Colorado Route 119, approximately one half mile closer to Denver. These bonds will be paid from increased property taxes on each of the casinos benefiting from the improvements.

During the fiscal quarter ended October 26, 2003, we announced that we became the first U.S. gaming company to receive gaming board approval to own casinos in the United Kingdom. By the end of calendar 2003, we expect to acquire the majority interest in Blue Chip Casinos PLC, which will operate a pub-style casino in Dudley, England, near Birmingham. This approval positions us to potentially expand gaming operations upon reform of UK gaming regulations.

We also completed agreements to lease and operate a casino at the Our Lucaya Beach & Golf Resort at Freeport, Grand Bahama Island. We expect the project to be open in the upcoming fiscal quarter.

      On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas and received a cash payment of $4.4 million and notes receivable of $6.8 million, which  were  paid  in  full  in  May  2003. One  of  our  subsidiaries  continued to operate the casino until September 3, 2003, the date upon which the purchaser’s designated gaming operator received regulatory approval. As a result, the results of operations for fiscal 2004 include the gaming operations of the Lady Luck-Las Vegas through September 3, 2003. The proceeds from the sale approximated the carrying value of the assets. We have presented the sale of the Lady Luck-Las Vegas in accordance with SFAS 121 as our commitment to a plan of sale was initiated prior to the effective date of SFAS 144.

We are continuing to evaluate and pursue development and acquisition opportunities in a number of jurisdictions both domestically and abroad. All of our plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating and executing definitive agreements, acceptable leases and appropriate financing. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Cash Flow from Financing Activities

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments from what we reported in our Form 10-K for the year ended April 27, 2003.

During the six fiscal months ended October 26, 2003, we used net cash of $12.8 million primarily in the following financing activities:

  We made net reductions to our Revolving Credit Facilities and lines of credit of $5.9 million.
  We made principal payments on our Senior Secured Credit Facility and other debt of $8.3 million.
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

As of October 26, 2003, we had $250.0 million of unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $40.0 million of unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility and $4.0 million of available credit from other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

We are in compliance with all covenants contained in our senior and subordinated debt instruments as of October 26, 2003. If we do not maintain compliance with these covenants, the lenders under the Senior Secured Credit Facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the Senior Secured Credit Facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our Senior Secured Credit Facility. The indentures governing our 8.75% notes and our 9.0% notes limit, among other things, our ability to borrow money, create liens, make restricted payments and sell assets.

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

Recently Issued Accounting Standards
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we do not have financial instruments that are required to be reclassified from equity to a liability, the adoption of SFAS 150 did not have an impact on our consolidated financial statements.

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

Senior Secured Credit Facility
We entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of our variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2004, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $150.0 million or 60.9% of our variable rate term debt outstanding under our Senior Secured Credit Facility as of October 26, 2003. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We terminated $50.0 million of interest rate swaps in fiscal 2003. The remaining $150.0 million in interest rate swaps terminate in 2004. We found no portion of the hedging instruments to be ineffective during the fiscal quarter ended October 26, 2003. Accordingly, no gains or losses have been recognized on these cash flow hedges.

Isle-Black Hawk Senior Secured Credit Facility
The Isle-Black Hawk entered into three interest rate swap agreements in the fourth quarter of fiscal 2002 that effectively convert portions of their variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2005, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 24.3% of their variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of October 26, 2003. The interest rate swaps terminate in 2005. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the six fiscal months ended October 26, 2003. Accordingly, no gains or losses have been recognized on these cash flow hedges.

Interest Rate Sensitivity
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

In addition to the foregoing, the Isle-Black Hawk entered into four interest rate swap agreements during the second fiscal quarter ended October 26, 2003. The swaps effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2005, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 24.3% of its variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of October 26, 2003. The new interest rate swaps terminate in 2005. When added to the interest rate swaps that were already outstanding, the total notional value of the swaps that have been designated as cash flow hedges is $80.0 million or 48.5% of its variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of October 26, 2003. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the second fiscal quarter ended October 26, 2003. Accordingly, no gains or losses have been recognized on these cash flow hedges. As of October 24, 2003, the last business day of the fiscal quarter ended October 26, 2003, the three-month LIBOR rate, the variable interest rate, was 1.1%. The interest rate swaps effectively converted $10.0 million notional value to 1.39% fixed rate, $10.0 million notional value to 1.45% fixed rate, $10.0 million notional value to 1.40% fixed rate and $10.0 million notional value to 1.65% fixed rate. Each of the rates is before the addition of the applicable spread currently 4.00%. With the addition of the applicable spread, the total interest rate for the debt related to each of the $10.0 million notional value interest rate swaps is 4.39%, 4.45%, 4.40% and 4.65%, respectively.

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

As of October 26, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.7 million as of October 26, 2003, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism has appealed the matter and the appeal was heard in April 2002. There has been no public announcement as to whether there has been a decision on the appeal. Also, the Ministry of Tourism is proceeding with an appeal from a dismissal of its action by the Athens Administrative Court of First Instance. An appeal of this matter was heard on January 22, 2003, which has been rejected. A further appeal is possible. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

We are subject to various contingencies and litigation matters and have a number of unresolved claims. Although the ultimate liability of this litigation and these claims cannot be determined at this time, we believe that they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS.

Annual Meeting of Stockholders

The Annual Meeting of Stockholders was held October 10, 2003, at which time the following matters were submitted to a vote of the stockholders:

  To elect six persons to the Board of Directors;
  To approve an amendment to our 2000 Long-Term Stock Incentive Plan to increase the number of shares of our common stock available for issuance thereunder by 1,500,000 shares; and
  To ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending April 25, 2004.
At the Annual Meeting of Stockholders, each of the following individuals were elected to serve as directors of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:

Name	For	Withheld	Against

Bernard Goldstein	25,252,743	3,797,407	-
Robert S. Goldstein	25,338,348	3,711,802	-
Alan J. Glazer	27,721,274	1,328,876	-
Emanuel Crystal	27,720,921	1,329,229	-
Randolph Baker	28,092,655	957,495	-
Jeffrey Goldstein	25,334,971	3,715,179	-

The voting on the other matters as ordered at the Annual Meeting of Stockholders was as follows:

Matter	For	Against	Abstained	Not Voted

Approval of amendment to the Company's
2000 Long-Term Stock Incentive Plan	20,795,638	4,079,567	35,411	4,139,534

Selection of Ernst & Young LLP	28,737,966	299,348	12,836	-

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)		Documents Filed as Part of this Report .

	1.	Exhibits .

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

During the quarter ended October 26, 2003, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K filed on August 14, 2003, regarding Item 12 announcing the financial results of the first fiscal quarter ended July 27, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLE OF CAPRI CASINOS, INC.

Dated: November 25, 2003           /s/ Rexford A. Yeisley
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

