Form 10-Q
period 2004-01-25
ISLE OF CAPRI CASINOS INC
filed 2004-02-27
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-20538

ISLE OF CAPRI CASINOS, INC.

Delaware	41-1659606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1641 Popps Ferry Road, Biloxi, Mississippi	39532
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (228) 396-7000

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

As of February 26, 2004 the Company had a total of 29,637,536 shares of Common Stock outstanding (which excludes 3,351,708 shares held by us in treasury).

ISLE OF CAPRI CASINOS, INC.

FORM 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical or current facts included in this report on Form 10-Q or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

Our Internet website is http://www.islecorp.com. We make our filings available free of charge on our Internet website as soon as reasonably practical after we electronically file such reports with, or furnish them to, the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 25, 2004	April 27, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,422	$94,626
Accounts receivable	8,294	7,786
Notes receivable	—	5,658
Income tax receivable	—	2,260
Deferred income taxes	5,822	7,433
Prepaid expenses and other assets	20,129	17,982

Total current assets	127,667	135,745
Property and equipment, net	900,690	841,332
Other assets:
Goodwill	334,431	326,309
Other intangible assets	72,244	75,344
Deferred financing costs, net of accumulated amortization of $14,736 and $11,500, respectively	20,092	22,962
Restricted cash	2,441	2,551
Other	9,219	3,961

Total assets	$1,466,784	$1,408,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17,416	$24,757
Accounts payable trade	17,382	18,630
Accrued liabilities:
Interest	19,935	7,132
Payroll and related	46,284	45,578
Property and other taxes	17,171	17,852
Income taxes	9,828	—
Progressive jackpots and slot club awards	13,960	15,583
Other	27,191	26,639

Total current liabilities	169,167	156,171
Long-term debt, less current maturities	1,005,993	1,003,230
Deferred income taxes	9,844	9,700
Deferred state income taxes	7,675	7,675
Other accrued liabilities	13,355	13,347
Minority interest	19,199	14,177
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000 shares authorized; shares issued and outstanding: 32,889 at January 25, 2004 and 32,377 at April 27, 2003	329	322
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	—	—
Additional paid-in capital	140,501	137,542
Unearned compensation	(1,595)	(1,498)
Retained earnings	132,441	100,346
Accumulated other comprehensive loss, net of income tax benefit of $773 and $2,527, respectively	(439)	(4,284)

	271,237	232,428
Treasury stock, 3,352 shares at January 25, 2004 and 3,293 shares at April 27, 2003	(29,686)	(28,524)

Total stockholders’ equity	241,551	203,904

Total liabilities and stockholders’ equity	$1,466,784	$1,408,204

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003
Revenues:
Casino	$267,489	$252,221	$831,799	$779,400
Rooms	9,949	9,742	33,018	38,377
Pari-mutuel commissions and fees	5,560	6,205	13,310	15,848
Food, beverage and other	35,257	32,610	107,925	105,550

Gross revenues	318,255	300,778	986,052	939,175
Less promotional allowances	53,094	47,700	165,474	149,321

Net revenues	265,161	253,078	820,578	789,854
Operating expenses:
Casino	45,340	42,096	136,340	135,178
Gaming taxes	58,997	55,567	181,553	170,630
Rooms	2,007	2,026	7,102	9,162
Pari-mutuel	3,988	4,467	9,830	11,475
Food, beverage and other	7,814	7,103	23,846	24,890
Marine and facilities	15,707	14,720	48,740	50,112
Marketing and administrative	71,498	71,250	227,778	219,728
Preopening	1,452	—	2,050	—
Depreciation and amortization	22,641	19,778	65,695	56,039

Total operating expenses	229,444	217,007	702,934	677,214

Operating income	35,717	36,071	117,644	112,640
Interest expense, net	(20,283)	(20,332)	(62,023)	(62,022)
Minority interest	(2,549)	(2,386)	(8,039)	(7,296)

Income before income taxes	12,885	13,353	47,582	43,322
Income taxes	5,052	4,958	15,487	15,967

Net income	$7,833	$8,395	$32,095	$27,355

Net income per common share-basic	$0.27	$0.29	$1.09	$0.95
Net income per common share-diluted	$0.25	$0.28	$1.04	$0.90

Weighted average basic shares	29,485	29,148	29,322	28,915
Weighted average diluted shares	31,032	30,317	30,738	30,558

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, April 27, 2003	32,377	$322	$137,542	$(1,498)	$100,346	$(4,284)	$(28,524)	$203,904
Net income	—	—	—	—	32,095	—	—	32,095
Unrealized gain on interest rate swap contract, net of income taxes of $1,753	—	—	—	—	—	2,843	—	2,843
Foreign currency translation adjustments, net of income taxes of $0	—	—	—	—	—	1,002	—	1,002

Comprehensive income net of income taxes of $1,753								35,940
Exercise of stock options, net of income taxes of $1,179	619	8	4,523	—	—	—	(1,162)	3,369
Purchase of treasury stock	—	—	—	—	—	—	(2,030)	(2,030)
Treasury stock retired	(107)	(1)	(2,029)	—	—	—	2,030	—
Grant of nonvested stock	—	—	465	(465)	—	—	—	—
Amortization of unearned compensation	—	—	—	368	—	—	—	368

Balance, January 25, 2004	32,889	$329	$140,501	$(1,595)	$132,441	$(439)	$(29,686)	$241,551

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	January 25, 2004	January 26, 2003
Operating activities:
Net income	$32,095	$27,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,695	56,039
Amortization of deferred financing costs	3,241	2,791
Amortization of unearned compensation	368	448
Minority interest	8,039	7,296
Changes in current assets and liabilities:
Accounts receivable	(503)	1,268
Prepaid expenses and other assets	(2,680)	(1,769)
Accounts payable and accrued liabilities	29,055	4,522

Net cash provided by operating activities	135,310	97,950

Investing activities:
Purchase of property and equipment	(121,561)	(41,731)
Net cash paid for acquisitions	(11,387)	—
Proceeds from sales of assets	250	11,741
Restricted cash	(187)	294
Other	3,662	(1,394)

Net cash used in investing activities	(129,223)	(31,090)

Financing activities:
Net increase (reduction) in line of credit	5,934	(56,623)
Principal payments on debt	(12,334)	(13,636)
Deferred financing costs	(371)	(704)
Purchase of treasury stock	(2,030)	(2,011)
Proceeds from exercise of stock options	4,527	2,334
Cash distribution to minority partner	(3,017)	(4,488)

Net cash used in financing activities	(7,291)	(75,128)

Net decrease in cash and cash equivalents	(1,204)	(8,268)
Cash and cash equivalents at beginning of period	94,626	76,597

Cash and cash equivalents at end of period	$93,422	$68,329

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

(In thousands)

	Nine Months Ended
	January 25, 2004	January 26, 2003
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest	$47,888	$44,412
Income taxes	3,400	17,074
Supplemental schedule of noncash investing and financing activities:
Other:
Construction costs funded through accrued liabilities	3,347	298

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

Isle of Capri Casinos, Inc. (the “Company” or “Isle of Capri”) was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. The Company wholly owns and operates twelve gaming facilities located in Bossier City and Lake Charles, Louisiana; Biloxi, Lula, Natchez and Vicksburg, Mississippi; Boonville and Kansas City, Missouri; Bettendorf, Marquette and Davenport, Iowa; and Freeport, Grand Bahama Island. The Company also owns a 57% interest in and receives a management fee for operating two gaming facilities in Black Hawk, Colorado, and a gaming facility in Cripple Creek, Colorado. All but three of these gaming facilities operate under the name “Isle of Capri” and feature our distinctive tropical island theme. Additionally, the Company owns a 66.67% interest in a public limited company in the United Kingdom, which owns and operates a pub-style casino in Dudley, England, and the assets of another casino, which is not yet in operation. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year. Fiscal 2004 commenced on April 28, 2003 and ends on April 25, 2004.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine fiscal months ended January 25, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending April 25, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 27, 2003.

Reclassification

The consolidated financial statements for the prior year reflect certain reclassifications to conform to the current year presentation.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has three stock-based employee compensation plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003
	(In thousands, except per share data)
Net income, as reported	$7,833	$8,395	$32,095	$27,355
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(919)	(1,381)	(3,034)	(2,641)

Pro forma net income	$6,914	$7,014	$29,061	$24,714

Earnings per common share:
Basic - as reported	$0.27	$0.29	$1.09	$0.95

Basic - pro forma	$0.23	$0.24	$0.99	$0.85

Diluted - as reported	$0.25	$0.28	$1.04	$0.90

Diluted - pro forma	$0.22	$0.23	$0.95	$0.81

The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes amortization of restricted stock compensation of ($3,000) and $106,000, net of income taxes, for the three months ended January 25, 2004, and January 26, 2003, respectively, and $248,000 and $283,000, net of income taxes, for the nine fiscal months ended January 25, 2004, and January 26, 2003, respectively. Amortization of restricted stock compensation for the quarter includes a cumulative reduction related to forfeitures in the fiscal year. Without the adjustment for the forfeitures, the expense, net of income taxes, for the three and nine months ended January 25, 2004, would have been $114,000 and $378,000, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Quarter	Risk-Free Interest Rate	Original Expected Life	Expected Volatility	Expected Dividends
January 25, 2004	3.02%	6.05 years	57.8%	None
January 26, 2003	4.49%	5.00 years	70.0%	None

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

During the quarter ended April 27, 2003, these acquisitions were accounted for as purchase business combinations with the purchase price preliminarily allocated to the fair values of the assets net of assumed liabilities acquired resulting in preliminary goodwill of $20.5 million and other intangible assets of $16.6 million for the value of certain trademarks acquired with the properties. The results of operations of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc. are included in the consolidated statements of income since the acquisition date.

During fiscal 2004, the Company obtained third party valuations of certain assets, which resulted in adjustments to the fair value of these assets, including an increase in property and equipment of $2.8 million and a decrease in other intangible assets of $3.1 million. Goodwill related to these acquisitions increased by $1.4 million, primarily as a result of the change in these fair values. The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the businesses become known. The Company expects to finalize the allocations by the end of fiscal 2004.

Blue Chip Casinos, PLC

On November 28, 2003, the Isle of Capri Casinos, Ltd., a wholly owned subsidiary of the Company, acquired a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”) for £5.3 million (which was approximately $9.0 million based on published exchange rates as of the acquisition date). Concurrently, Blue Chip acquired the assets of an operating pub-style casino in Dudley, England, and the assets of another casino, which is not yet in operation. The Company’s acquisition of Blue Chip positions the Company to potentially expand gaming operation in the event that the United Kingdom reforms its gaming regulations. The total purchase price paid by Blue Chip for these acquisitions was £6.0 million (which was approximately $10.4 million based on published exchange rates as of the acquisition date).

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (continued)

These acquisitions by Blue Chip were accounted for as purchase business combinations with the purchase price preliminarily allocated to the fair values of the assets acquired resulting in preliminary goodwill of £3.6 million (which was approximately $6.6 million, as of January 25, 2004, based on published exchange rates). The results of operations of the casino are included in the consolidated statement of income since the acquisition date. The purchase price allocations have been completed on a preliminary basis, pending receipt of closing documentation and subject to adjustment should new or additional facts about the businesses become known.

3. Long-Term Debt

	January 25, 2004	April 27, 2003
	(In thousands)
Long-term debt consists of the following:

8.75% Senior Subordinated Notes (described below)	$390,000	$390,000
9.00% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	245,625	247,500
Revolver	11,000	3,000
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri Casinos, Inc. (described below):
Variable rate term loan Tranche A	20,422	27,922
Variable rate term loan Tranche B	141,645	142,732
Special Assessment BID Bonds (described below)	765	816
Variable rate TIF Bonds due to City of Bettendorf (described below)	4,973	5,306
12.5% note payable, due in monthly installments of $125, including interest, beginning October 1997 through October 2005	2,995	3,022
Blue Chip Credit Facility (5.75% at January 25, 2004) due December 2008; non-recourse to Isle of Capri Casinos, Inc.	1,820	—
Other	4,164	7,689

	1,023,409	1,027,987
Less current maturities	17,416	24,757

Long-term debt	$1,005,993	$1,003,230

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of January 25, 2004, and April 27, 2003.

8.75% Senior Subordinated Notes

On April 23, 1999, the Company issued $390.0 million of 8.75% Senior Subordinated Notes due 2009 (the “8.75% Senior Subordinated Notes”). The 8.75% Senior Subordinated Notes are guaranteed by all of the Company’s significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. Interest on the 8.75% Senior Subordinated Notes is payable semi-annually on each April 15 and October 15 through maturity. The 8.75% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after April 15, 2004, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on April 15 of the years indicated below:

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

9% Senior Subordinated Notes

On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the “9% Senior Subordinated Notes”). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $390.0 million in aggregate principal amount of the existing 8.75% Senior Subordinated Notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at January 25, 2004, was 5.69%.

Isle-Black Hawk Senior Secured Credit Facility

The Isle of Capri Black Hawk, L.L.C. Senior Secured Credit Facility (“Isle-Black Hawk Senior Secured Credit Facility”) provides for a $40.0 million revolving credit facility maturing on November 16, 2005, a $27.9 million Tranche A term loan maturing on November 16, 2005, and a $142.8 million Tranche B term loan maturing on November 16, 2006. Certain proceeds from Tranche B term loan were used to provide financing for the acquisitions of CCSC/Blackhawk, Inc. in Black Hawk, Colorado and the Colorado Grande Enterprises, Inc. in Cripple Creek, Colorado. The Isle-Black Hawk is required to make quarterly principal payments on the term loan portions of the Isle-Black Hawk Senior Secured Credit Facility that commenced in June 2003. Such payments on the Tranche A term loan initially were $2.5 million per quarter with scheduled increases to $3.0 million per quarter commencing March 2005 with a balloon payment of $1.4 million due upon maturity. Such payments on the Tranche B term loan initially were $0.4 million per quarter with a scheduled increase to $9.9 million per quarter commencing March 2006 with a balloon payment of $109.2 million due upon maturity.

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

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at January 25, 2004, was 5.92%.

Isle-Black Hawk Special Assessment BID Bonds

In July 1998, the Black Hawk Business Improvement District (the “BID”) issued $2.9 million in 6.00% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1, of which the Isle-Black Hawk is a member. The total costs of the improvements amounted to $2.2 million with the excess proceeds being returned to the bondholders by the BID. Isle-Black Hawk is responsible for 50% of this amount plus interest, and in April 2000, made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. Amortizing $1.1 million or 50% of the net bond proceeds calculates this amount, over twenty semi-annual periods at an interest rate of 6.25%. The difference between the bond rate of 6.00% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

Bettendorf TIF Bonds

As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf (“the City”) issued $9.5 million in tax incremental financing bonds (“TIF Bonds”), $7.5 million of which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City’s obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined “TIF District” which includes the Isle-Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, the Isle-Bettendorf may not be required to fully repay the $7.5 million. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

Lines of Credit

As of January 25, 2004, the Company had $294.0 million under its lines of credit, of which $282.2 million was available. This amount consisted of $239.0 million in unused credit capacity with the revolving loan commitment on the Senior Secured Credit Facility, $40.0 million in unused credit capacity with the Isle-Black Hawk Senior Secured Credit Facility, and $3.2 million from other lines of credit.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

Interest Rate Swaps

The Company entered into three interest rate swap agreements in fiscal 2001, four interest rate swap agreements in fiscal 2002 and four interest rate swap agreements in the first fiscal quarter of 2004 that effectively convert portions of the floating rate term loans to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. In fiscal 2003, $50.0 million of interest rate swaps terminated. The notional value of the remaining swaps, which were designated as cash flow hedges, was $230.0 million or 56.4% of the Isle of Capri’s variable rate term loans as of January 25, 2004. The remaining interest rate swaps terminate as follows: $150.0 million in fiscal 2004, $40.0 million in fiscal 2005 and $40.0 million in fiscal 2006.

The four interest rate swap agreements entered into in fiscal 2004 relate to the Isle-Black Hawk Senior Secured Credit Facility. The notional value of the swaps that were designated as cash flow hedges was $40.0 million, or 24.7% of the Isle-Black Hawk’s variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of January 25, 2004. The new interest rate swaps terminate in 2005. When added to the interest swaps that are already outstanding, the total notional value of the swaps that have been designated as cash flow hedges for the Isle-Black Hawk is $80.0 million, or 49.4% of the Isle-Black Hawk’s variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility.

At January 25, 2004, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

4. Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003
Net income	$7,833	$8,395	$32,095	$27,355
Unrealized gain (loss) on interest rate swap contracts, net of income taxes	858	166	2,843	(1,140)
Unrealized gain on foreign currency translation adjustments, net of income taxes	640	—	1,002	—

Total comprehensive income	$9,331	$8,561	$35,940	$26,215

At January 25, 2004, accumulated other comprehensive loss on the accompanying consolidated balance sheets totaled $0.4 million. This amount is comprised of adjustments to the fair value of interest rate swaps and foreign currency translation adjustments. For the interest rate swaps, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms, totaled $1.4 million, net of income taxes, of which $1.0 million is recorded as a current liability and $0.4 million as a long-term liability. There was no effect on income related to hedge ineffectiveness.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Comprehensive Income (continued)

For the foreign currency translation, the Company recorded a gain of $1.0 million, net of income taxes, as current assets in the accompanying consolidated balance sheets. Foreign currency translation adjustments show the cumulative effect, at the balance sheet date, of fluctuations in the foreign currency exchange rate, on balances denominated in a foreign currency, which were recorded at a historical rate at the transaction date.

5. Contingencies

In April 1994, one of the Company’s subsidiaries was named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit, which is currently pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. In June 2002, the district court denied the Motion for Class Certification, but this decision has been appealed. Oral arguments were heard in January 2004, and a decision is expected before the end of the fiscal year. Therefore, the Company is still unable at this time to determine what effect, if any, the suit would have on its consolidated financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in the Company’s favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The appellate court reversed. The plaintiffs have amended the petition and continue to pursue this matter. The Company intends to vigorously defend this suit, which is set for trial on April 6, 2004. In any event, the contracts that form the subject matter of the suit will expire on April 4, 2004. In addition, a similar action was recently filed against the City of Bossier City, challenging the validity of its contracts with Louisiana Riverboat Gaming Partnership and other casinos. Exceptions have been filed requiring joinder of all interested parties, including Louisiana Riverboat Gaming Partnership. The Company believes the claims are without merit and intends to continue to vigorously defend this suit along with the other interested parties.

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.2 million as of January 25, 2004, based on published exchange rates). Although it is difficult to determine the damages being sought from the

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Contingencies (continued)

lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard in April 2002. The Athens Appeal Court recently issued certified copies of judgments denying the Ministry’s appeal. Another appeal is possible. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003
	(In thousands, except per share data)
Numerator:
Net income	$7,833	$8,395	$32,095	$27,355

Numerator for basic earnings per share - income available to common stockholders	$7,833	$8,395	$32,095	$27,355
Effect of diluted securities	—	—	—	—

Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$7,833	$8,395	$32,095	$27,355

Denominator:
Denominator for basic earnings per share - weighted - average shares	29,485	29,148	29,322	28,915
Effect of dilutive securities
Employee stock options and nonvested restricted stock	1,547	1,169	1,416	1,643

Denominator for diluted earnings per share - adjusted weighted - average shares and assumed conversions	31,032	30,317	30,738	30,558

Basic earnings per share	$0.27	$0.29	$1.09	$0.95

Diluted earnings per share	$0.25	$0.28	$1.04	$0.90

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s 8.75% Senior Subordinated Notes, 9% Senior Subordinated Notes and $500.0 million Senior Secured Credit Facility. The following tables present the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries for the three and nine fiscal months ended January 25, 2004, and January 26, 2003, and balance sheet as of January 25, 2004, and April 27, 2003.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATING CONDENSED GUARANTOR, NON-GUARANTOR, AND PARENT COMPANY

FINANCIAL INFORMATION

AS OF JANUARY 25, 2004 (UNAUDITED) AND APRIL 27, 2003 AND FOR

THE THREE AND NINE MONTHS ENDED JANUARY 25, 2004 AND JANUARY 26, 2003

(UNAUDITED)

(In thousands)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of January 25, 2004
Balance Sheet
Current assets	$491	$89,451	$40,361	$(2,636)	$127,667
Intercompany receivables	831,392	164,933	56,407	(1,052,732)	—
Investments in subsidiaries	278,466	281,315	182,609	(742,390)	—
Property and equipment, net	3,561	720,154	176,975	—	900,690
Other assets	19,641	369,153	49,633	—	438,427

Total assets	$1,133,551	$1,625,006	$505,985	$(1,797,758)	$1,466,784

Current liabilities	$42,567	$89,923	$39,311	$(2,634)	$169,167
Intercompany payables	14,900	936,977	100,855	(1,052,732)	—
Long-term debt, less current maturities	844,126	8,482	153,385	—	1,005,993
Deferred state income taxes	—	7,557	118	—	7,675
Other accrued liabilities	(9,359)	53,373	(20,815)	—	23,199
Minority interest	—	—	—	19,199	19,199
Stockholders’ equity	241,317	528,694	233,131	(761,591)	241,551

Total liabilities and stockholders’ equity	$1,133,551	$1,625,006	$505,985	$(1,797,758)	$1,466,784

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three Months Ended January 25, 2004
Statement of Income
Revenues:
Casino	$—	$223,972	$43,517	$—	$267,489
Rooms, food, beverage and other	70	43,899	6,797	—	50,766

Gross revenues	70	267,871	50,314	—	318,255
Less promotional allowances	—	43,241	9,853	—	53,094

Net revenues	70	224,630	40,461	—	265,161

Operating expenses:
Casino	—	38,853	6,487	—	45,340
Gaming taxes	—	50,986	8,011	—	58,997
Rooms, food, beverage and other	5,397	81,413	15,656	—	102,466
Management fee expense (revenue)	(7,664)	7,654	10	—	—
Depreciation and amortization	419	19,824	2,398	—	22,641

Total operating expenses	(1,848)	198,730	32,562	—	229,444

Operating income	1,918	25,900	7,899	—	35,717
Interest expense, net	7,459	(24,779)	(2,963)	—	(20,283)
Minority interest	—	—	—	(2,549)	(2,549)
Equity in income (loss) of subsidiaries	3,644	(219)	(125)	(3,300)	—

Income before income taxes	13,021	902	4,811	(5,849)	12,885
Income taxes	5,188	—	(136)	—	5,052

Net income	$7,833	$902	$4,947	$(5,849)	$7,833

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 25, 2004
Statement of Income
Revenues:
Casino	$—	$697,034	$134,765	$—	$831,799
Rooms, food, beverage and other	1,232	132,095	20,926	—	154,253

Gross revenues	1,232	829,129	155,691	—	986,052
Less promotional allowances	—	134,122	31,352	—	165,474

Net revenues	1,232	695,007	124,339	—	820,578

Operating expenses:
Casino	—	117,163	19,177	—	136,340
Gaming taxes	—	156,342	25,211	—	181,553
Rooms, food, beverage and other	19,698	256,033	43,615	—	319,346
Management fee expense (revenue)	(23,641)	23,986	(345)	—	—
Depreciation and amortization	1,196	57,616	6,883	—	65,695

Total operating expenses	(2,747)	611,140	94,541	—	702,934

Operating income	3,979	83,867	29,798	—	117,644
Interest expense, net	22,557	(75,322)	(9,258)	—	(62,023)
Minority interest	—	—	—	(8,039)	(8,039)
Equity in income (loss) of subsidiaries	20,545	(1,036)	1,393	(20,902)	—

Income before income taxes	47,081	7,509	21,933	(28,941)	47,582
Income taxes	14,986	—	501	—	15,487

Net income	$32,095	$7,509	$21,432	$(28,941)	$32,095

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 25, 2004
Statement of Cash Flows
Net cash provided by (used in) operating activities	$6,292	$124,429	$28,375	$(23,786)	$135,310
Net cash provided by (used in) investing activities	(25,966)	(112,203)	(6,922)	15,868	(129,223)
Net cash provided by (used in) financing activities	8,408	(3,561)	(14,789)	2,651	(7,291)

Net increase in cash and cash equivalents	(11,266)	8,665	6,664	(5,267)	(1,204)
Cash and cash equivalents at beginning of the period	7,313	53,268	29,495	4,550	94,626

Cash and cash equivalents at end of the period	$(3,953)	$61,933	$36,159	$(717)	$93,422

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three Months Ended January 26, 2003
Statement of Income
Revenues:
Casino	$—	$225,231	$26,990	$—	$252,221
Rooms, food, beverage and other	519	43,198	4,840	—	48,557

Gross revenues	519	268,429	31,830	—	300,778
Less promotional allowances	—	42,238	5,462	—	47,700

Net revenues	519	226,191	26,368	—	253,078

Operating expenses:
Casino	—	38,669	3,427	—	42,096
Gaming taxes	—	50,336	5,231	—	55,567
Rooms, food, beverage and other	2,608	86,963	9,995	—	99,566
Management fee expense (revenue)	(8,536)	7,329	1,207	—	—
Depreciation and amortization	322	17,829	1,627	—	19,778

Total operating expenses	(5,606)	201,126	21,487	—	217,007

Operating income	6,125	25,065	4,881	—	36,071
Interest expense, net	8,566	(27,260)	(1,638)	—	(20,332)
Minority interest	—	—	—	(2,386)	(2,386)
Equity in income (loss) of subsidiaries	(1,338)	(1)	1,533	(194)	—

Income (loss) before income taxes	13,353	(2,196)	4,776	(2,580)	13,353
Income tax provision	4,958	—	—	—	4,958

Net income	$8,395	$(2,196)	$4,776	$(2,580)	$8,395

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 26, 2003
Statement of Income
Revenues:
Casino	$—	$698,395	$81,005	$—	$779,400
Rooms, food, beverage and other	486	143,894	15,395	—	159,775

Gross revenues	486	842,289	96,400	—	939,175
Less promotional allowances	—	132,388	16,933	—	149,321

Net revenues	486	709,901	79,467	—	789,854

Operating expenses:
Casino	—	124,160	11,018	—	135,178
Gaming taxes	—	154,791	15,839	—	170,630
Rooms, food, beverage and other	12,511	277,052	25,804	—	315,367
Management fee expense (revenue)	(26,291)	22,767	3,524	—	—
Depreciation and amortization	817	51,062	4,160	—	56,039

Total operating expenses	(12,963)	629,832	60,345	—	677,214

Operating income	13,449	80,069	19,122	—	112,640
Interest expense, net	24,751	(81,634)	(5,139)	—	(62,022)
Minority interest	—	—	—	(7,296)	(7,296)
Equity in income (loss) of subsidiaries	5,122	7,544	13	(12,679)	—

Income (loss) before income taxes	43,322	5,979	13,996	(19,975)	43,322
Income tax provision	15,967	—	—	—	15,967

Net income	$27,355	$5,979	$13,996	$(19,975)	$27,355

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 26, 2003
Statement of Cash Flows
Net cash provided by (used in) operating activities	$60,653	$29,974	$20,933	$(13,610)	$97,950
Net cash provided by (used in) investing activities	(3,261)	(31,643)	(4,047)	7,861	(31,090)
Net cash provided by (used in) financing activities	(61,271)	457	(20,105)	5,791	(75,128)

Net increase (decrease) in cash and cash equivalents	(3,879)	(1,212)	(3,219)	42	(8,268)
Cash and cash equivalents at beginning of the period	2,690	58,312	11,045	4,550	76,597

Cash and cash equivalents at end of the period	$(1,189)	$57,100	$7,826	$4,592	$68,329

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of April 27, 2003
Balance Sheet
Current assets	$14,611	$89,199	$33,604	$(1,669)	$135,745
Intercompany receivables	777,901	206,680	66,956	(1,051,537)	—
Investments in subsidiaries	253,227	282,930	170,276	(706,433)	—
Property and equipment, net	3,760	668,683	168,889	—	841,332
Other assets	20,633	369,438	41,056	—	431,127

Total assets	$1,070,132	$1,616,930	$480,781	$(1,759,639)	$1,408,204

Current liabilities	$24,691	$90,777	$42,372	$(1,669)	$156,171
Intercompany payables Long-term debt,	14,900	936,731	99,906	(1,051,537)	—
less current maturities	835,000	6,581	161,649	—	1,003,230
Deferred state income taxes	—	7,557	118	—	7,675
Other accrued liabilities	(9,503)	53,375	(20,825)	—	23,047
Minority interest	—	—	—	14,177	14,177
Stockholders’ equity	205,044	521,909	197,561	(720,610)	203,904

Total liabilities and stockholders’ equity	$1,070,132	$1,616,930	$480,781	$(1,759,639)	$1,408,204

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

(a)	The following subsidiaries of the Company are guarantors of the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility: Riverboat Corporation of Mississippi; Riverboat Corporation of Mississippi-Vicksburg; Riverboat Services, Inc.; CSNO, L.L.C.; Louisiana Riverboat Gaming Partnership; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; and Gemini, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

(b)	The following subsidiaries of the Company are not guarantors of the 8.75% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility: Isle of Capri Black Hawk, L.L.C., Isle of Capri Black Hawk Capital Corp., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc., IOC-Black Hawk Distribution Company, L.L.C., Blue Chip Casinos, PLC, Isle of Capri of Jefferson County, Inc., Casino Parking, Inc., Lady Luck Scott City, Inc.; Isle of Capri-Bahamas, Ltd., ASMI Management, Inc., IOC Development Company, L.L.C., Casino America, Inc., ICC Corp., International Marco Polo Services, Inc., IOC-St. Louis County, Inc., IOC, L.L.C., Isle of Capri of Michigan L.L.C., Isle of Capri Bettendorf Marina Corp., Water Street Redevelopment Corporation, IOC Services, L.L.C.; Louisiana Horizons, L.L.C. Capri Air, Inc., Lady Luck Gaming Corp., Lady Luck Gulfport, Inc., Lady Luck Vicksburg, Inc., Lady Luck Biloxi, Inc., Lady Luck Central City, Inc., Pompano Park Holdings, L.L.C., Casino America of Colorado, Inc., IOC Black Hawk County, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; IOC-PA, L.L.C.; IOC-St. Louis, L.L.C. and Isle of Capri Casinos, Ltd.

8. Subsequent Events

On February 9, 2004, Isle of Capri Black Hawk, L.L.C. completed the refinancing of a portion of the Isle Black Hawk Senior Secured Credit Facility. Isle of Capri Black Hawk, L.L.C. replaced approximately $162.1 million of its existing credit facility, under Tranche A and B, currently due in November 2005 and November 2006 respectively, with $165.0 million under Tranche C, which has a new maturity date of December 2007. The new interest rate applicable to Tranche C will be LIBOR plus 3.00%. The existing $40.0 million revolving credit facility will remain in place, but will mature in December 2006 or, if earlier, upon the repayment in full of Tranche C, and is subject to interest at LIBOR plus an applicable margin ranging from 2.75% to 3.50%, versus its current interest rate of LIBOR plus an applicable margin ranging from 2.75% to 4.00%.

On February 18, 2004, the Company commenced an offer to purchase and consent solicitation for any and all of its outstanding 8.75% Senior Subordinated Notes. The Company will pay tender for consent solicitation and offering costs of approximately $20.4 million. Additionally, the transaction will result in the write-off of $6.4 million of deferred financing costs related to the $390.0 million 8.75% Senior Subordinated Notes and tender consent. The offer to purchase expires on March 16, 2004, unless extended or earlier terminated, and the consent solicitation expires on March 2, 2004, unless extended. Holders tendering their 8.75% Senior Subordinated Notes will be deemed to have delivered their consent to certain proposed amendments to the indenture governing the notes, which will eliminate certain covenants and certain provisions relating to events of default and amend certain other related provisions. Holders may not tender their notes without also delivering consents or deliver consents without also tendering their notes.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Subsequent Events (continued)

The terms of the offer to purchase and consent solicitation, including the conditions to our obligation to accept the notes tendered and consents delivered and pay the purchase price and consent payments, are set forth in the Isle of Capri Casinos, Inc.’s Offer to Purchase and Consent Solicitation Statement, dated February 18, 2004. One of the conditions is the availability of funds that are to be raised from our private offering of 7% Senior Subordinated Notes due 2014, which offering is discussed in the following paragraph. We may amend, extend or terminate the offer to purchase and consent solicitation at any time in our sole discretion without making payments with respect thereto.

On February 19, 2004, the Company agreed to sell $500.0 million of 7% Senior Subordinated Notes due 2014, in a private offering. The Company intends to use the excess proceeds of this sale to (i) fund its offer to purchase $390.0 million in aggregate principal amount of its 8.75% Senior Subordinated Notes and the consent payment provided for in the related consent solicitation, as discussed in the preceding paragraph, (ii) repay a portion of its borrowings under its Senior Secured Credit Facility and (iii) for general corporate purposes. The sale is subject to market and other customary conditions, and no assurance can be given that the sale will be completed.

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

Goodwill and Other Intangible Assets

At January 25, 2004, we had goodwill and other intangible assets of $406.7 million, representing 27.7% of total assets. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” (“SFAS 142”) requires that goodwill and other intangible assets be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the Company below its book value. Should circumstances change or events occur to indicate that the fair value of the Company has fallen below its book value, management must then compare the estimated fair value of goodwill and other intangible assets to book value. If the book value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash component of operating income. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal 2003 and determined that goodwill and other indefinite lived intangible assets were not impaired. This test required comparison of the estimated fair value of each property to book value, including goodwill and other intangible assets. The estimated fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At January 25, 2004, we had net property and equipment of $900.7 million, representing 61.4% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with the Company’s “all properties-other capital improvements,” program include individual capital expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Income Tax Assets and Liabilities

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that we recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. SFAS 109 also requires that any deferred tax asset recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable.

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

General

Our results of operations for the three and nine fiscal months ended January 25, 2004, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Lady Luck-Las Vegas, the Isle-Our Lucaya, Blue Chip-Castle Casinos and Pompano Park. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas. We operated the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval. Isle of Capri Black Hawk, L.L.C. acquired The Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek on April 22, 2003. The Isle-Our Lucaya began operations in December of 2003. We purchased a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”) in November of 2003. Blue Chip owns and operates a pub-style casino in Dudley, England, and the assets of another casino which is not yet in operation.

Our results of operations for the three and nine fiscal months ended January 26, 2003, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas, and Pompano Park. The Isle-Tunica ceased casino operations on September 3, 2002, which was 33 days prior to the sale of assets to Boyd Casino Strip, LLC on October 7, 2002. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas but continued to operate the casino until the purchaser’s designated gaming operator received regulatory approval.

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

Results of Operation

Three Fiscal Months January 25, 2004, Compared to Three Fiscal Months Ended January 26, 2003

Gross revenue for the quarter ended January 25, 2004, was $318.3 million, which included $267.5 million of casino revenue, $9.9 million of room revenue, $5.6 million of pari-mutuel commissions and $35.3 million of food, beverage and other revenue. This compares to gross revenue for the quarter ended January 26, 2003, of $300.8 million, which included $252.2 million of casino revenue, $9.8 million of room revenue, $6.2 million of pari-mutuel commissions and $32.6 million of food, beverage and other revenue.

Casino revenue increased 6.1% versus the same period last fiscal year, or $15.3 million for the quarter. The addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek properties added $14.6 million in casino revenue for the quarter. Additionally, casino revenue improved at our Iowa properties. Casino revenue at the Rhythm City-Davenport increased $2.7 million, or 17.4%, over the same period last year. Casino revenue grew by $1.7 million, or 7.3%, and $1.2 million, or 13.7%, at the Isle-Bettendorf and the Isle-Marquette, respectively. These increases were due in large part to a more stable local economy and the temporary closing, in May 2003, of the Meskwaki Bingo Casino and Hotel, a competitor, which reopened on December 31, 2003. Additionally, the changes in the structure of Illinois’ gaming taxes resulted in competitors in that jurisdiction operating for fewer hours and offering fewer promotions. The increases in Iowa were partially offset by the sale of the Lady Luck-Las Vegas, leading to a decrease of $5.1 million. Room revenue for the quarter increased $0.2 million, or 2.1%, primarily due to the completion of new hotel rooms at the Isle-Bossier City. Food and beverage revenue for the quarter increased $1.8 million, or 6.4%. The increase was primarily due to the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek resulting in an increase in food and beverage revenue totaling $1.1 million. Other revenue for the quarter increased $0.8 million, or 19.4%.

Pari-mutuel commissions and fees were $5.6.million for the quarter ended January 25, 2004. This compares to pari-mutuel commissions and fees of $6.2 million for the quarter ended January 26, 2003. Pari-mutuel commissions and fees decreased $0.7 million, or 10.4% over the same period last year. The decrease resulted primarily from a general on-site decrease in wagering on horse races.

Promotional allowances for the quarter ended January 25, 2004, were $53.1 million, which includes complimentary revenue of $29.1 million, redeemed coupons of $12.2 million and slot club points of $11.8 million. This compares to promotional allowances for the quarter ended January 26, 2003, of $47.7 million, which includes complimentary revenue of $27.1 million, redeemed coupons of $10.3 million and slot club points of $10.3 million. Complimentary revenue increased $2.0 million or 7.5% when compared to the same period last year. Redeemed coupons increased $1.9 million, or 18.4%, over the same period last year. The increase is due primarily to the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek adding $1.5 million in redeemed coupons. Slot club points increased $1.5 million, or 14.6%, due primarily to the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, offset by the sale of the Lady Luck-Las Vegas.

Casino operating expenses for the quarter ended January 25, 2004, totaled $45.3 million, or 17.0% of casino revenue, versus $42.1 million, or 16.7% of casino revenue, for the quarter ended January 26, 2003. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. These expenses increased $3.2 million or 7.7% compared to the same period last year, due to the addition of $1.7 million and $0.5 million in casino operating expenses, by the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, respectively. Room expenses of $2.0 million, or 20.2% of room revenue, from the hotels at the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk and the Colorado Grande-Cripple Creek, compared to room expenses of $2.0 million, or 20.8% of room revenue, for the quarter ended January 26, 2003, from the hotels at the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk and the Lady Luck-Las Vegas. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

For the quarter ended January 25, 2004, state and local gaming taxes in Louisiana, Mississippi, Colorado, Iowa, Missouri and Nevada totaled $59.0 million, or 22.1% of casino revenue, compared to $55.6 million, or 22.1% of casino revenues for the three fiscal months ended January 26, 2003, which is consistent with each state’s gaming tax rate for the applicable fiscal quarters. On April 1, 2003, the gaming tax rate at the Isle-Bossier City increased from 20.5% to 21.5%.

Food and beverage expenses totaled $6.4 million for the quarter ended January 25, 2004, compared to $6.3 million for the quarter ended January 26, 2003, increasing $0.1 million, or 1.6%. Food and beverage expenses as a percentage of food and beverage revenues decreased slightly to 21.3% for the quarter ended January 25, 2004, from 22.2% for the quarter ending January 26, 2003. These expenses consist primarily of the cost of goods sold, and salaries, wages and benefits of these departments. Other operating expenses totaled $1.4 million for the quarter ended January 25, 2004. This compares to other operating expenses of $0.8 million for the quarter ended January 26, 2003.

Marine and facilities expenses totaled $15.7 million for the quarter ended January 25, 2004, versus $14.7 million for the quarter ended January 26, 2003, for an increase of $1.0 million, or 6.7%, which is due primarily to the addition of marine and facilities expense from the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek totaling $0.7 million. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses totaled $71.5 million, or 27.0% of net revenues, for the quarter ended January 25, 2004, versus $71.3 million, or 28.2% of net revenues, for the quarter ended January 26, 2003, for an increase of $0.2 million, or 0.3%. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Operating results for the quarter ended January 25, 2004 include a change in estimate for our IsleMiles program. Since the inception of the program in fiscal 2003, awards of miles have been accrued at a rate similar to other Isle promotional programs, as the IsleMiles program was a new concept, with no historical or comparable cost data on which to base the calculation of the liability. The new assumptions were applied to all outstanding earned miles at January 25, 2004. This change in estimate resulted in a reduction of the liability and expenses of approximately $1.3 million. New development expenses totaled $1.6 million for the fiscal quarter ended January 25, 2004, and $0.6 million for the quarter ended January 26, 2003. New development expenses include incremental expenses incurred in pursuing new opportunities within the industry. Such costs include, but are not limited to, legal and other professional fees, application fees, as well as personnel and travel costs. The growth is due primarily to an increase in our development efforts in the United Kingdom and an increase in activity on a number of potential domestic projects.

We incurred preopening expenses of $1.5 million for the third fiscal quarter ended January 25, 2004. These expenses, which represent salaries, benefits, training, marketing and other non-capitalizable costs, are associated with the preparation of the Isle-Our Lucaya for business. The casino began operations in December 2003.

Depreciation and amortization expense was $22.6 million for the quarter ended January 25, 2004, and $19.8 million for the quarter ended January 26, 2003. Depreciation and amortization expense increased by $2.8 million compared to the same period last year and is consistent with an increase in fixed assets placed into service or acquired.

Net interest expense was $20.3 million for the quarter ended January 25, 2004, as compared to net interest expense of $20.3 million for the quarter ended January 26, 2003. Net interest expense includes interest income of $0.4 million and capitalized interest of $0.5 million for the quarter ended January 25, 2004, and interest income of $0.1 million for the quarter ended January 26, 2003. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Interest expense, excluding the Isle-Black Hawk, was $17.8 million for the quarter ended January 25, 2004, as compared to $19.0 million for the quarter ended January 26, 2003. This decrease of $1.2 million generally related to lower interest rates, as well as a $0.5 million increase in capitalized interest for the period due to construction projects at the Isle-Biloxi, the Isle-Bossier City and the Isle-Lake Charles. At the Isle-Black Hawk, interest expense was $2.8 million for the quarter ended January 25, 2004, as compared to $1.3 million for the quarter ended January 26, 2003. The substantial increase in interest expense at the Isle-Black Hawk relates primarily to the financing of the purchase of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

Our effective tax rate for the three months ended January 25, 2004, excluding our minority interest partner’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes was 38.4% as compared to 37.1% for the three months ended January 26, 2003. The increase in the effective rate is due primarily to a change in the state tax provisions.

Nine Fiscal Months Ended January 25, 2004, Compared to Nine Fiscal Months Ended January 26, 2003

Gross revenue for the nine fiscal months ended January 25, 2004, was $986.1 million, which included $831.9 million of casino revenue, $33.0 million of room revenue, $13.3 million of pari-mutuel commissions and $107.9 million of food, beverage and other revenue. This compares to gross revenue for the nine fiscal months ended January 26, 2003, of $939.2 million, which included $779.4 million of casino revenue, $38.4 million of room revenue, $15.8 million of pari-mutuel commissions and $105.6 million of food, beverage and other revenue.

Casino revenue increased $52.4 million, or 6.7%, primarily as a result of the addition of the Colorado-Central Station and the Colorado Grande-Cripple Creek. During the nine fiscal months ended January 25, 2004, these properties added $41.9 million and $6.1 million in casino revenue, respectively. Additionally, casino revenue at the Iowa properties increased $16.8 million, or 11.4%, compared to the similar period last year. This increase is attributable to the development of the unique Rhythm City brand, the more stable local economy, and the temporary closing, in May of 2003, of the Meskwaki

Bingo Casino and Hotel, a competitor, which reopened on December 31, 2003. Additionally, the changes in the structure of Illinois’ gaming taxes resulted in competitors in that jurisdiction operating for fewer hours and offering fewer promotions. These increases were partially offset by decreases of $9.1 million and $7.9 million in casino revenue at the Isle-Tunica and the Lady Luck-Las Vegas, respectively, resulting from the sale of those properties. The Isle-Bossier City also had a decline in casino revenue of $5.8 million, or 6.6%. The decrease was attributable to construction and increased competition. Room revenue decreased $5.4 million, or 14.0%, primarily due to the sale of the Isle-Tunica and the Lady Luck-Las Vegas. Last year over the same period these properties contributed $1.5 million and $3.6 million, respectively, to room revenue. Additionally, lower occupancy levels and room inventory decreased room revenue at the Rhythm City-Davenport by $0.3 million, or 22.6%. Food and beverage revenue increased slightly, by $0.9 million, or 1.0%. The Isle-Biloxi’s food and beverage revenue increased by $0.8 million due an increase in casino customers, and the Isle-Black Hawk reported a $0.7 million increase, due to the nine full months of operation of the property’s Calypso’s Buffet. In addition, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek contributed $3.9 million in food and beverage revenue. This was offset by a $4.1 million decrease resulting from the sale of the Isle-Tunica and the Lady Luck-Las Vegas. The Isle-Tunica and the Lady Luck-Las Vegas had food and beverage revenue of $1.1 million and $3.0 million, respectively, for the nine fiscal months ended January 26, 2003. Other revenue increased by $1.4 million, or 10.9%.

Pari-mutuel commissions and fees were $13.3 million for the nine fiscal months ended January 25, 2004. This compares to pari-mutuel commissions and fees of $15.8 million for the nine fiscal months ended January 26, 2003. Pari-mutuel commissions and fees decreased $2.5 million, or 16.0%, from the same period last fiscal year. The decrease resulted primarily from fewer live racing days at Pompano Park and from a general decrease in on-site wagering on horse races.

Promotional allowances for the nine fiscal months ended January 25, 2004, were $165.5 million, which includes complimentary revenue of $88.8 million, redeemed coupons of $39.9 million and slot club points of $36.8 million. This compares to promotional allowances for the nine fiscal months ended January 26, 2003, of $149.3 million, which includes complimentary revenue of $86.9 million, redeemed coupons of $30.7 million, and slot club points of $31.7 million. Complimentary revenue increased by $1.9 million, or 2.1%, over the same period last year. Redeemed coupons increased $9.2 million, or 30.1%, over the same period last year. The increase is due primarily to the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek adding a total of $5.3 million in redeemed coupons. The Isle-Boonville’s redeemed coupons increased by $1.1 million, or 79.6%, due to the maturing of the property’s player database resulting in a larger pool of players to redeem coupons. Slot club points increased $5.1 million, or 15.9%, due primarily to the addition of $4.2 million at the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. Additionally, a more aggressive point structure at the Rhythm City-Davenport has resulted in an increase of slot club points of $1.5 million, or 39.9%.

Casino operating expenses for the nine fiscal months ended January 25, 2004, totaled $136.3 million, or 16.4% of casino revenue, versus $135.2 million, or 17.3% of casino revenue, for the nine fiscal months ended January 26, 2003. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses decreased $1.1 million, or 0.9%, resulting from the decrease in casino operating expenses caused by the sale of the Isle-Tunica and the Lady Luck-Las Vegas properties offset by the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

Operating expenses for the nine fiscal months ended January 25, 2004, also included room expenses of $7.1 million, or 21.5% of room revenue from the hotels at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Lula, the Isle-Black Hawk, the Isle-Bettendorf, the Rhythm City-Davenport, the Isle-Marquette and the Colorado Grande-Cripple Creek, compared to $9.2 million, or 23.9% of room revenue from the hotels at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez, the Isle-Bossier City, the Isle-Lake Charles, the Isle-Tunica, the Isle-Lula, the Isle-Black Hawk, the Isle-Bettendorf, the Rhythm City-Davenport, the Isle-Marquette and the Lady Luck-Las Vegas. Room expense decreased by $2.1 million, or 22.5%. The decrease in rooms expense was caused primarily by the sale of the Isle-Tunica and the Lady Luck-Las Vegas decreasing rooms expense by $0.3 million and $1.7 million, respectively. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

For the nine fiscal months ended January 25, 2004, state and local gaming taxes were paid in Louisiana, Mississippi, Colorado, Iowa, Missouri, Nevada and Grand Bahamas totaling $181.6 million, or 21.8% of casino revenue, compared to $170.6 million, or 21.9% of casino revenue for the nine fiscal months ended January 26, 2003, which is consistent with each state’s gaming tax rate for the applicable period. On April 1, 2003, the gaming tax rate at the Isle-Bossier City increased from 20.5% to 21.5%.

Food, beverage and other expenses totaled $23.8 million for the nine fiscal months ended January 25, 2004, compared to $24.9 million for the nine fiscal months ended January 26, 2003, a decrease of $1.1 million, or 4.2%. Food and beverage and other operating expenses as a percentage of food, beverage and other revenues decreased to 22.1% for the nine fiscal months ended January 25, 2004, from 23.6% for the nine fiscal months ending January 26, 2003. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. These expenses have decreased primarily as a result of sale of the Isle-Tunica and the Lady Luck-Las Vegas, totaling $2.1 million, and were partially offset by the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, totaling $0.8 million.

Marine and facilities expenses totaled $48.7 million for the nine fiscal months ended January 25, 2004, versus $50.1 million for the nine fiscal months ended January 26, 2003. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. These expenses have decreased $1.4 million, or 2.7%, primarily as a result of sale of the Isle-Tunica and the Lady Luck-Las Vegas totaling $3.6 million and were partially offset by the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek totaling $2.1 million.

Marketing and administrative expenses totaled $227.8 million, or 27.8% of net revenues, for the nine fiscal months ended January 25, 2004, versus $219.7 million, or 27.8% of net revenues, for the nine fiscal months ended January 26, 2003. Marketing and administrative expenses increased $8.1 million or 3.7%. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The addition of $12.6 million in marketing and administrative expense from the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek was offset by the combined decrease of $4.3 million as a result of the sale of the Lady Luck-Las Vegas and the Isle-Tunica. Operating results for the nine months January 25, 2004 include a change in estimate for our IsleMiles program. Since the inception of the program in fiscal 2003, awards of miles have been accrued at a rate similar to other Isle promotional programs, as the IsleMiles program was a new concept, with no historical or comparable cost data on which to base the calculation of the liability. The new assumptions were applied to all outstanding earned miles at January 25, 2004. This change in estimate resulted in a reduction of the liability and expenses of approximately $1.3 million. New development expenses totaled $3.3 million for the nine months ended January 25, 2004 and $1.7 million for the nine months ended January 26, 2003. New development expenses include incremental expenses incurred in pursuing new opportunities within the industry. Such costs include, but are not limited to, legal and other professional fees, application fees, as well as personnel and travel costs. The growth is due primarily to an increase in our development efforts in the United Kingdom and an increase in activity on a number of potential domestic projects.

We incurred preopening expenses of $2.1 million for the nine fiscal months ended January 25, 2004. These expenses, which represent salaries, benefits, training, marketing and other non-capitalizable costs, are associated with the preparation of the Isle-Our Lucaya for business. The casino began operations in December 2003.

Depreciation and amortization expense was $65.7 million for the nine fiscal months ended January 25, 2004, and $56.0 million for the nine fiscal months ended January 26, 2003. Depreciation and amortization increased by $9.7 million and is consistent with an increase in property and equipment placed into service or acquired.

Net interest expense remained flat at $62.0 million for both the nine fiscal months ended January 25, 2004, and January 26, 2003. Net interest expense includes interest income of $0.7 million and capitalized interest of $1.2 million. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Capitalized interest was incurred in relation to construction projects in Isle-Biloxi, Isle-Bossier City and Isle-Lake Charles. Additionally, interest expense includes $8.6 million related to the Isle-Black Hawk in the nine fiscal months ended January 25, 2004. This compares to interest expense of $4.2 million for the nine fiscal months ended January 26, 2003. The increase in interest expense at the Isle-Black Hawk is a result of financing the purchase of the Colorado Central Station-Cripple Creek and the Colorado Grande-Cripple Creek.

During the second quarter of fiscal 2004, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years. As a result, we analyzed our tax reserves and reduced income tax expense by approximately $3.0 million during the second quarter of 2004, for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 31.9% for the nine fiscal months ended January 25, 2004, excluding our minority interest partner’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes, as compared to 36.9% for the nine fiscal months ended January 26, 2003. Excluding the impact of these developments, our fiscal 2004 effective tax rate for the nine fiscal months ended January 25, 2004, would have been 38.2%, excluding our minority interest partner’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes.

Liquidity and Capital Resources

At January 25, 2004, we had cash and cash equivalents of $93.4 million, compared to $94.6 million in cash and cash equivalents at April 27, 2003, the end of our last fiscal year. The $1.2 million decrease in cash is the net result of $135.3 million net cash provided by operating activities, $129.2 million net cash used in investing activities, and $7.3 million net cash used in financing activities. In addition, we had $294.0 million under lines of credit, of which $282.2 million was available. This amount consisted of $239.0 million in unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $40.0 million in unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility, and $3.2 million from other lines of credit. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Cash Flow from Investing Activities

We invested $121.6 million in property and equipment during the nine fiscal months ended January 25, 2004. The following table reflects expenditures for property and equipment on major projects and the estimated costs to complete such projects:

		Actual		Estimated Cost to Complete
		Fiscal Year Ended 4/27/03	Nine Months Ended 01/25/04
		(dollars in millions)
Property	Project
Isle-Biloxi	Construct hotel & parking facility	$6.0	$15.6	$57.4
Isle-Bossier City	Construct hotel & entertainment center	6.4	32.8	10.8
Isle-Bossier City	Renovate casino	—	0.3	4.7
Isle-Marquette	Construct hotel	0.1	—	5.9
Isle-Lake Charles	Renovate & expand casino	—	8.4	6.6
Isle-Kansas City	Renovate & expand casino	—	7.8	2.2
Isle-Black Hawk (57% owned)	Expansion	1.4	5.3	68.3
All	Slot program	24.1	24.7	7.7
All	Other capital improvements	20.4	26.7	7.5

Total		$58.4	$121.6	$171.1

Other capital improvements consist of expenditures related to the purchase of furniture and equipment and upgrade of hotel rooms, restaurants and other areas at all of our properties.

In August 2002, we announced plans for a $135.0 million expansion at three of our casinos. Of that amount, $48.4 million was spent during the nine fiscal months ended January 25, 2004. The plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, an Isle-branded Kitt’s Kitchen restaurant, an upgraded Calypso’s Buffet, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility. The parking facility was completed in December 2003, and will provide a podium for an additional hotel tower for future expansion. The project is expected to be completed by Spring 2005.

The Isle-Bossier City plan, estimated at $50.0 million, was substantially complete and open by January 25, 2004. This expansion features a hotel tower with 265 rooms, a Kitt’s Kitchen restaurant, an upgraded Calypso’s Buffet, a new pool, deck and spa, and a 12,000 square-foot convention/entertainment center.

The Isle-Marquette plan will include approximately $6.0 million in improvements including a 60-room Inn-at-the-Isle and improved parking. The construction will commence once we have received local and regulatory permits and will last approximately 16 months.

As part of our fiscal 2004 capital improvement budget, we also approved spending to improve and expand gaming spaces at several other properties. The Isle-Kansas City substantially completed a $10.0 million expansion during the current fiscal quarter. New amenities include 12,000 square-feet of additional gaming space, 400 new slot machines with ticket-in/ticket-out technology, and a themed bar. Additionally, we are undertaking a $15.0 million improvement plan at the Isle-Lake Charles. We completed an approximately $10.0 million expansion in December 2003. This expansion increased gaming space on the third level of one of the gaming vessels, to accommodate approximately 400 new slot machines. By the end of fiscal 2004, we will have spent an additional $2.0 million to begin improvements and renovations to the other areas of that gaming vessel.

The video lottery terminal referendum was defeated in Colorado on November 4, 2003, allowing us to proceed with our plans to invest approximately $75.0 million at our Black Hawk properties. We began the project during the third quarter of fiscal 2004, and we expect to spend approximately $8.4 million by the end of the fiscal year. This construction will significantly increase covered parking for both properties in Black Hawk, add approximately 15,000 square-feet of additional gaming space, hotel rooms and restaurants, and connect the properties by means of a skywalk that can service both the Isle-Black Hawk and the Colorado Central Station-Black Hawk. Additionally, we will fund and construct approximately $17.0 million in public improvements which include extending Main Street to connect directly to Colorado Route 119, approximately one half mile closer to Denver. We expect completion of the casino expansion, skywalks, and restaurant, and partial completion of the parking garage by Spring of 2005. Substantial completion of the public improvements is planned for Summer of 2005. Completion of the hotel and the remainder of the parking garage is scheduled for Spring of 2006.

During the fiscal quarter ended January 25, 2004, we announced that we became the first U.S. gaming company to receive gaming board approval to own casinos in the United Kingdom. This approval positions us to potentially expand gaming operations in the event the United Kingdom reforms its gaming regulations. In November 2003, we acquired a two-thirds interest in Blue Chip Casinos PLC (“Blue Chip”), which operates a pub-style casino in Dudley, England, near Birmingham, and the assets of another casino which is not yet in operation. Additionally, Blue Chip has received approval for, and plans to open, two additional pub-style casinos by late Spring 2004. We anticipate that the casinos, which will be located near Birmingham, will cost between £1.0 million and £1.5 million each (between approximately $1.8 million and $2.7 million, based on published exchange rates at January 25, 2004), and will be financed non-recourse to us.

In December 2003, we entered into an agreement to operate an “Isle of Capri” themed casino in a new entertainment complex under development in Coventry, England. The entertainment complex is expected to include a 32,500-seat football stadium and an approximately 120,000 square-foot entertainment complex that will include an Isle of Capri casino, a 6,000-seat exhibition/events hall, a retail area, restaurants and other amenities. The project is subject to receipt of all necessary government licenses and approvals including, without limitation, planning approval and approval of the Gaming Board of Great Britain. In addition, development of a casino of the size we currently are contemplating also will require new legislation.

In December 2003, we also signed a letter of intent to operate an “Isle of Capri” themed casino in a new entertainment complex to be developed in Salford, England. The new entertainment complex and hotel will include a 20,000-seat rugby stadium, and an approximately 120,000 square-foot entertainment complex that will include a 50,000 square-foot Isle of Capri casinos, retail areas, restaurants and other amenities. The project is subject to receipt of all necessary government licenses and approvals including, without limitation, planning approval and approval of the Gaming Board of Great Britain. In addition, development of a casino of the size we currently are contemplating also will require new legislation.

On December 15, 2003, we opened the Isle-Our Lucaya, at the Our Lucaya Beach & Golf Resort at Freeport, Grand Bahama Island, on December 15, 2003. The facility features a Westin and Sheraton hotel, the 19,000 square-foot resort-style casino, which we lease, and a 110-seat restaurant. The casino currently offers 400 slot machines and 25 table games.

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

We are continuing to evaluate and pursue development and acquisition opportunities in a number of jurisdictions both domestically and abroad. For example, on February 25, 2004, we were notified that we have been selected as one of the finalists to be awarded the tenth riverboat gaming license in Illinois currently held by Emerald Casino, Inc. Pursuant to the previously announced procedures of the Illinois Gaming Board, we anticipate participating in an auction on March 10, 2004, shortly after which, the Illinois Gaming Board is expected to announce the winning bidder. If we obtain the license, we anticipate that the purchase price will be at least $351.0 million and that we will incur significant related development costs. All of our plans, including our potential transaction in Illinois, are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating and executing definitive agreements, acceptable leases and appropriate financing. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Cash Flow from Financing Activities

Contractual Obligations and Commercial Commitments

Except for the following, there have been no material changes in contractual obligations and commercial commitments from what we reported in our Form 10-K for the year ended April 27, 2003.

In December 2003, we entered into a 25-year lease with Arena Coventry Limited to lease approximately 120,000 square feet within the arena compound that will be used in connection with the operation of the Isle-Coventry. In addition to the payment of £2.0 million plus value added tax (“VAT”) in December 2003 ($4.1 million at January 25, 2004), the lease requires us to pay two equal payments of £2.0 million plus VAT over the next eighteen months for prepaid rent. Upon commencement of the lease in eighteen to twenty-four months, we will pay approximately £1.3 million plus VAT ($2.8 million at January 25, 2004) per year offset by the £6.0 million plus VAT ($12.8 million at January 25, 2004) prepaid rent that reduces annual rent expenses over 15 years.

During the nine fiscal months ended January 25, 2004, we used net cash of $7.3 million primarily in the following financing activities:

•	We made net borrowings under the revolving credit facility provided for by our Senior Secured Credit Facility and lines of credit of $5.9 million.

•	We made principal payments on our Senior Secured Credit Facility and other debt of $12.3 million.

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

As of January 25, 2004, we had $239.0 million of unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $40.0 million of unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility and $3.2 million of available credit from other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

We are in compliance with all covenants contained in our senior and subordinated debt instruments as of January 25, 2004. If we do not maintain compliance with these covenants, the lenders under the Senior Secured Credit Facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the Senior Secured Credit Facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our Senior Secured Credit Facility. The indentures governing our 8.75% Senior Subordinated Notes and our 9.0% Senior Subordinated Notes limit, among other things, our ability to borrow money, create liens, make restricted payments and sell assets.

We are highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for capital improvements at our existing properties and/or development of new properties. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

Subsequent Events

The following subsequent events (as discussed in footnote 8 to the financial statements) may have an impact on our liquidity and capital resources:

On February 9, 2004, Isle of Capri Black Hawk, L.L.C. completed the refinancing of a portion of the Isle Black Hawk Senior Secured Credit Facility, replacing approximately $162.1 million of its existing credit facility, with $165.0 million under a new facility, extending the maturity date by one year, and decreasing the applicable interest rate.

On February 18, 2004, we commenced an offer to purchase and consent solicitation for any and all of its outstanding 8.75% Senior Subordinated Notes. The offer to purchase expires on March 16, 2004 unless extended or earlier terminated, and the consent solicitation expires on March 2, 2004, unless extended. The terms of the offer to purchase and consent solicitation, including the conditions to our obligation to accept the notes tendered and consents delivered and pay the purchase price and consent payments, are set forth in the Isle of Capri Casinos, Inc.’s Offer to Purchase and Consent Solicitation Statement, dated February 18, 2004.

On February 19, 2004, we agreed to sell $500.0 million of 7% Senior Subordinated Notes due 2014, in a private offering. We intend to use the net proceeds of this sale to (i) fund its offer to purchase $390.0 million in aggregate principal amount of its 8.75% Senior Subordinated Notes and the consent payment provided for in the related consent solicitation, as discussed in the preceding paragraph, (ii) repay a portion of our borrowings under our Senior Secured Credit Facility and (iii) for general corporate purposes. The sale is subject to market and other customary conditions, and no assurance can be given that the sale will be completed.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we do not have financial instruments that are required to be reclassified from equity to a liability, the adoption of SFAS 150 did not have an impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Senior Secured Credit Facility and the Isle-Black Hawk Senior Secured Credit Facility. We do not use financial instruments for trading purposes.

Senior Secured Credit Facility

We entered into three interest rate swap agreements in the fourth quarter of fiscal 2001 and one interest rate swap agreement in the first quarter of fiscal 2002 that effectively convert portions of our variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2004, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $150.0 million or 61.1% of our variable rate term debt outstanding under our Senior Secured Credit Facility as of January 25, 2004. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We terminated $50.0 million of interest rate swaps in fiscal 2003. The remaining $150.0 million in interest rate swaps terminate in 2004. We found no portion of the hedging instruments to be ineffective during the fiscal quarter ended January 25, 2004. Accordingly, no gains or losses have been recognized on these cash flow hedges.

Isle-Black Hawk Senior Secured Credit Facility

The Isle-Black Hawk entered into three interest rate swap agreements in the fourth quarter of fiscal 2002 that effectively convert portions of their variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2005, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 24.7% of their variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of January 25, 2004. The interest rate swaps terminate in 2005. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the nine fiscal months ended January 25, 2004. Accordingly, no gains or losses have been recognized on these cash flow hedges.

Interest Rate Sensitivity

The following table provides information at April 27, 2003, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.

Principal (Notional) Amount by Expected Maturity

Average Interest (Swap) Rate

Fiscal year (dollars in millions)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 4/27/2003
Liabilities
Long-term debt, including current portion
Fixed rate	$2.8	$2.5	$1.5	$0.9	$1.0	$595.2	$603.9	$633.8
Average interest rate	8.8%	8.8%	8.8%	8.8%	8.8%	8.9%

Variable rate	$22.0	$14.5	$20.6	$129.6	$237.5	$—	$424.1	$424.1
Average interest rate (1)	4.3%	4.7%	5.5%	6.3%	6.5%	—

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable	$150.0	$40.0	$—	$—	$—	$—	$190.0	$(5.9)
Average pay rate	4.8%	4.2%	—	—	—	—
Average receive rate	1.2%	1.6%	—	—	—	—

(1)	Represents the annual average LIBOR from the forward yield curve at April 27, 2003, plus the weighted average margin above LIBOR on all consolidated variable rate debt.

In addition to the foregoing, the Isle-Black Hawk entered into four interest rate swap agreements during the first fiscal quarter ended July 27, 2003. The swaps effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2005, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps that were designated as cash flow hedges was $40.0 million or 24.7% of its variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of January 25, 2004. The new interest rate swaps terminate in 2005. When added to the interest rate swaps that were already outstanding, the total notional value of the swaps that have been designated as cash flow hedges is $80.0 million or 49.4% of its variable rate term debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility as of January 25, 2004. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the third fiscal quarter ended January 25, 2004. Accordingly, no gains or losses have been recognized on these cash flow hedges. As of January 23, 2004, the last business day of the fiscal quarter ended January 25, 2004, the three-month LIBOR rate, the variable interest rate, was 1.1%. The interest rate swaps effectively converted $10.0 million notional value to 1.39% fixed rate, $10.0 million notional value to 1.45% fixed rate, $10.0 million notional value to 1.40% fixed rate and $10.0 million notional value to 1.65% fixed rate. Each of the rates is before the addition of the applicable spread currently 4.00%. With the addition of the applicable spread, the total interest rate for the debt related to each of the $10.0 million notional value interest rate swaps is 4.39%, 4.45%, 4.40% and 4.65%, respectively.

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

As of January 25, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of January 25, 2004.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In April 1994, one of our subsidiaries was named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit, which is currently pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. In June 2002, this district court denied the Motion for Class Certification, but this decision has been appealed. Oral arguments were heard in January 2004, and a decision is expected before the end of the fiscal year. Therefore, we are still unable at this time to determine what effect, if any, the suit would have on our consolidated financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

In August 1997, a lawsuit was filed which seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. Summary judgment in favor of Louisiana Riverboat Gaming Partnership was granted on June 4, 1998. That judgment was not appealed and is now final. On June 11, 1998, a similar suit was filed and the lower court rendered judgment in our favor on September 16, 1999. The case was reversed on appeal and remanded to the lower court for further proceedings; however, on October 8, 2001, the trial court dismissed the case again, this time on the basis that the plaintiffs lack standing. The appellate court reversed. The plaintiffs have amended the petition and continue to pursue this matter. We intend to vigorously defend this suit, which is set for trial April 6, 2004. In any event, the contracts that form the subject matter of the suit will expire on April 4, 2004. In addition, a similar action was recently filed against the City of Bossier City, challenging the validity of its contracts with Louisiana Riverboat Gaming Partnership and other casinos. Exceptions have been filed requiring joinder of all interested parties, including Louisiana Riverboat Gaming Partnership. We believe the claims are without merit and we intend to continue to vigorously defend this suit along with the other interested parties.

Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.2 million as of January 25, 2004, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard in April 2002. The Athens Appeal Court recently issued certified copies of judgments denying the Ministry’s further appeals. Another appeal is possible. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)		Documents Filed as Part of this Report.

	1.	Exhibits.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

		32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

		32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

	2.	Reports on Form 8-K.

During the quarter ended January 25, 2004, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K filed on November 14, 2003, regarding Item 12 announcing the financial results of the second fiscal quarter ended October 26, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLE OF CAPRI CASINOS, INC.

Dated: February 27, 2004	/s/ Rexford A. Yeisley
Rexford A. Yeisley, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.