Form 10-K
period 2004-04-25
ISLE OF CAPRI CASINOS INC
filed 2004-06-29
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(   (Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2004

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

Common Stock, $.01 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates1 of the Company is $308,382,287, based on the last reported sale price of $20.86 per share on October 24, 2003 on the NASDAQ Stock Market; multiplied by 14,783,427 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of June 23, 2004, the Company had a total of 29,853,909 shares of Common Stock outstanding (which excludes 3,285,937 shares held by us in treasury).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

(1)Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company’s common stock, both of record and beneficially; however, this determination does not constitute admission of affiliate status for any of the individual stockholders.

Document Incorporated by Reference:

Document	Part of Form 10-K into which Incorporated
Isle of Capri Casinos, Inc.’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 8, 2004.	Part III

ISLE OF CAPRI CASINOS, INC.

FORM 10-K

INDEX

PAGE

PART I...	2

ITEM 1. BUSINESS.......................................................................................................................................................................................	2

ITEM 2. PROPERTIES...................................................................................................................................................................................	39

ITEM 3. LEGAL PROCEEDINGS..................................................................................................................................................................	44

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................................................	46

PART II...	47

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...................................................................	47

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA..........................................................................................	49

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................................................................	51

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................................................................................	65

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................................................	66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................................................	113

ITEM 9A. CONTROLS AND PROCEDURES……………………………………………………....................................................................	113

PART III...	113

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................................................................	113

ITEM 11. EXECUTIVE COMPENSATION......................................................................................................................................................	113

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................................................................	114

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................................................	114

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................................................................................	114

PART IV...	115

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................................................................................................................	115

SIGNATURES...	117

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical or current facts included in this annual report on form 10-K or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Risk Factors” and elsewhere in this annual report on form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on form 10-K.

We urge you to review carefully the section “Risk Factors” beginning on page 12 in this annual report on form 10-K for a more complete discussion of the risks of purchasing our common stock.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART I

ITEM 1.                BUSINESS.

Overview

     We were incorporated in Delaware in February 1990.  We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally.  We wholly own and operate eleven gaming facilities in the U.S. located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg and Natchez, Mississippi; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa.  We also own a 57% interest in, and receive management fees for operating, two gaming facilities in Black Hawk, Colorado and a gaming facility in Cripple Creek, Colorado.  All but three of these gaming facilities operate under the name “Isle of Capri” and feature our distinctive tropical island theme.  Our international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England.  We also wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida.

     In October 2003, we became the first United States gaming company approved to own casinos in the United Kingdom and, in November 2003, acquired a two-thirds interest in Blue Chip Casinos, PLC, which owns and operates casinos in Dudley and Wolverhampton, England.  In December 2003, we opened a new wholly owned gaming facility at Our Lucaya Beach and Golf Resort in Freeport, Grand Bahama.  Also in December 2003, in anticipation of reforms to gaming legislation currently being considered by the British government, we entered into an agreement to develop and operate an entertainment complex, which will include an Isle of Capri themed casino, in a commercial leisure complex under development in Coventry, England.

     On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General.  We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license.  If this merger is completed, we expect to spend approximately $150.0 million in addition to amounts already expended at the site in Rosemont, Illinois to construct a single-level, 40,000 square foot casino, with 1,200 gaming positions, restaurants, an entertainment venue, and retail space. The plan of reorganization pursuant to which the merger would be consummated has been confirmed by the federal bankruptcy court.  The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions.  In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of our bid, and has announced that she intends to attempt to recommence administrative proceedings with a proposed remedy of revoking the license from the current owner.  The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of us in connection with the merger provided for under the plan of reorganization.  There can be no assurance that the foregoing conditions will be satisfied or that we will be able to acquire the license.

     For the twelve fiscal months ended April 25, 2004, we had net revenues of approximately $1.1 billion.

     Our Internet website is http://www.islecorp.com.  We make our filings available free of charge on our Internet website as soon as reasonably practical after we electronically file such reports with, or furnish them to, the SEC.

Competitive Strengths

     Strong Brand Identity.  Most of our casino properties operate under the “Isle of Capri” name, and the facilities were designed to incorporate our distinctive tropical island theme.  Most of our gaming facilities contain similar amenities, including hotels, one or more of our trademark restaurants (Farraddays’ fine dining restaurant, Calypso’s buffet, Kitt’s Kitchen restaurant and Tradewinds Marketplace), a Banana Cabana gift shop, an entertainment center for performances and meetings and ample parking.  Each of our uniquely branded facilities also offers all customers membership in their themed rewards program, which rewards loyal customers with points and complimentaries that can be redeemed at any of our properties by using a players club card.  These programs are named IsleOne Players Club, the Fan Club, and the Fast Track Club at the Isle of Capri properties, Rhythm City-Davenport and the Colorado Central Station-Black Hawk, respectively.  We believe our brand names convey excitement, entertainment, consistent high-quality service and value to our customers.

     Standardized Quality and Services.  We have developed and implemented standardized procedures for operating our casinos, hotels, restaurants and other non-gaming amenities, which has allowed us to fully and effectively integrate the domestic properties we have developed or acquired during the past eleven years.  We utilize management development and employee training programs to implement these procedures throughout our facilities, which we believe help us efficiently operate our facilities.  This standardization encourages high-quality service and provides our customers with a consistent experience.

     Superior Locations in Geographically Diverse Markets.  We own or operate our gaming facilities in 13 distinct geographic markets located in 5 states, the Bahamas and the United Kingdom, allowing us to maintain diverse sources of revenue and cash flow.  We believe our ownership interest in the Blue Chip-Dudley and Blue Chip-Wolverhampton, and the proposed entertainment complexes in Coventry and Salford, England, if completed, will allow us to further diversify our operations and sources of revenue.

Most of our gaming facilities are conveniently located near major highways.  We have located our facilities so that, in most cases, they are either the first casino reached by customers arriving from major nearby cities or are within a cluster of facilities, allowing us to generate significant customer traffic.

     Substantial Capital Investment in Our Properties.  In April 2003, Isle-Black Hawk acquired Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.  In the third fiscal quarter of 2004, we opened our first international casino on Grand Bahama Island, acquired a two-thirds interest in casinos in Dudley and Wolverhampton, England and entered into an agreement and a letter of intent to develop and operate entertainment complexes at two additional locations in England.  We also are continuing to expand and upgrade the facilities at several of our domestic properties.  We believe the substantial investment in our domestic properties over the past five years has improved the competitive position of the properties.  We also believe our expansion into international markets will further strengthen the “Isle of Capri” brand and allow us to take advantage of new growing markets.

     Effective Utilization of Proprietary Database.   We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create and deploy effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events.  To date, we have implemented the first and second phases of our IsleOne marketing system.  Phase I allows our customers to use our players club card at all of our properties other than the Colorado Grande-Cripple Creek, the Blue Chip-Dudley and the Blue Chip-Wolverhampton.  Phase II, launched in 2002, introduced our Isle Miles marketing program, a frequent-player program that rewards customers through a partnership with Carnival Cruise Lines.  During 2003, we expanded the Isle Miles program to provide upgraded merchandise and travel incentives, including the addition of travel to the Isle-Our Lucaya facility and a marketing agreement with gaming facilities in Las Vegas, Nevada that permits IsleOne customers to redeem Isle Miles for trips to these locations.  These promotional programs are designed to reward customer loyalty and maintain high recognition of our “Isle of Capri” brand.  As of April 25, 2004, our database contained approximately 5.6 million members, of whom approximately 1.7 million receive regular communications from us.  We believe we have effectively used our database to encourage repeat visits, increase customers’ length of stay and improve our operating results.

     Experienced, Stable Management Team.  We are an experienced gaming operator and opened our first gaming facility approximately twelve years ago.  Each member of our senior management team has extensive gaming or related industry experience and has been with us for several years, providing consistency in our operations.

Casino Properties

Here is an overview of our existing casino properties as of April 25, 2004:

	Date Opened or	Slot	Table	Hotel	Parking
Property	Acquired	Machines	Games	Rooms	Spaces

Louisiana
Isle-Lake Charles	July 1995	1,783	90	493	2,200
Isle-Bossier City	May 1994	1,099	34	786	1,537
Mississippi
Isle-Lula	March 2000	1,539	28	486	1,780
Isle-Biloxi	August 1992	1,171	28	367	1,450
Isle-Vicksburg	August 1993	757	20	122	1,100
Isle-Natchez	March 2000	648	11	96	908
Missouri
Isle-Kansas City	June 2000	1,558	25	-	2,054
Isle-Boonville	December 2001	911	27	-	1,101
Iowa
Isle-Bettendorf	March 2000	1,090	32	256	1,539
Rhythm City-Davenport	October 2000	1,012	19	121	984
Isle-Marquette	March 2000	786	13	25	750
Colorado
Isle-Black Hawk (57% owned)	December 1998	1,100	14	238	1,100
Colorado Central Station-Black Hawk (57% owned)	April 2003	704	9	-	546
Colorado Grande-Cripple Creek (57% owned)	April 2003	214	-	3	44
International Properties
Isle-Our Lucaya	December 2003	380	33	-	-
Blue Chip-Dudley (66 2/3% owned)	November 2003	10	26	-	30
Blue Chip-Wolverhampton (66 2/3% owned)	April 2004	10	43	-	10

Louisiana

The Isle-Lake Charles

     The Isle-Lake Charles, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana.  The property consists of two dockside casinos offering 1,783 slot machines and 90 table games, a 252-room deluxe hotel, a separate 241-room hotel, a 105,000 square foot land-based pavilion and entertainment center, and 2,200 parking spaces, including approximately 1,400 spaces in an attached parking garage.  The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 97-seat Farraddays’ restaurant, a 360-seat Calypso’s buffet, a 165-seat Tradewinds Marketplace, a 140-seat Kitt’s Kitchen restaurant, a 64-seat Lucky Wins oriental restaurant and Caribbean Cove, which features free live entertainment and can accommodate 180 customers.  The pavilion also has a 14,750 square foot activity center comprised of an 1,100-seat special events center designed for concerts, live boxing, televised pay-per-view events, banquets and other events, meeting facilities and administrative offices.

     The Lake Charles market consists of two dockside gaming facilities (the other of which is operated by Harrah’s Entertainment), a Native American casino and a pari-mutuel facility (which is operated by Boyd Gaming) that operates 1,500 slot machines.  In addition, the last remaining license in Louisiana was awarded to Pinnacle Entertainment for a new development that is expected to cost in excess $300.0 million and should be operational in the first half of 2005.  The two dockside gaming facilities, in the aggregate, generated gaming revenues of approximately $446.5 million in calendar year 2003.  Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 4.7 million and is located approximately 140 miles west of Lake Charles.  We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents.  Approximately 490,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Isle-Lake Charles.

The Isle-Bossier City

     The Isle-Bossier City, which commenced operations in May 1994, is located on a 38-acre site along the Red River approximately one-quarter mile off Interstate 20, the main highway connecting Dallas/Ft. Worth, Texas to Bossier City/Shreveport, Louisiana.  The property consists of a dockside casino offering 1,099 slot machines and 34 table games, a 560-room on-site deluxe hotel, a 226-room off-site hotel located approximately two miles from the casino, a 39,000 square foot land-based pavilion and entertainment center, and 1,537 parking spaces including approximately 900 spaces in an attached parking garage.  The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 77-seat Farraddays’ restaurant, a 301-seat Calypso’s buffet, a 30-seat Tradewinds Marketplace and Caribbean Cove, which features free live entertainment and can accommodate 563 customers.  We recently constructed an additional 265 rooms, an entertainment center that can accommodate 1,100 guests, a resort swimming pool and a rum bar restaurant called Kitt’s Kitchen,  which was completed and opened in January 2004.

     The Bossier City/Shreveport market consists of five dockside gaming facilities and a horseracing track that operates slot machines, which, in the aggregate, generated gaming revenues of approximately $816.9 million in calendar year 2003 and, with the exception of Native American casino in Oklahoma that offers only Class II gaming, is the closest gaming market to the Dallas/Ft. Worth, Texas metropolitan area.  The Dallas/Ft. Worth metropolitan area has a population of approximately 5.2 million and is located approximately 190 miles west of Bossier City/Shreveport.  The other operators of gaming facilities in this market are Harrah’s Entertainment, Horseshoe Gaming (which is expected to be acquired by Harrah's Entertainment in July 2004), Penn National Gaming, Boyd Gaming (which acquired Harrah’s Shreveport facility in June 2004) and Pinnacle Entertainment.  Louisiana Downs, a pari-mutuel facility located six miles east of the Isle-Bossier City, was purchased by Harrah’s Entertainment in December 2002 and opened 900 slot machines in May 2003.  The pari-mutuel facility recently opened a new slot facility which contains approximately 1,500 slot machines.  We believe that the Isle-Bossier City attracts customers primarily from the local area, northeastern Texas and the Dallas/Ft. Worth metropolitan area. Approximately 550,000 and 1.8 million people reside within 50 and 100 miles, respectively, of the Isle-Bossier City.

Mississippi

The Isle-Lula

     The Isle-Lula, which was acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River from Mississippi to Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,539 slot machines and 28 table games, two on-site hotels with a total of 486 rooms, a land-based pavilion and entertainment center, and 1,780 parking spaces. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 100-seat Farraddays’ restaurant, a 300-seat Calypso’s buffet and a 48-seat Tradewinds Marketplace.

     The Isle-Lula is the only gaming facility in the Coahoma County, Mississippi market and generated gaming revenues of approximately $92.6 million in calendar year 2003. The Isle-Lula is the closest gaming facility to the Little Rock, Arkansas metropolitan area, which has a population of approximately 580,000 and is located approximately 120 miles northwest of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by 10 casinos in Tunica, Mississippi. Approximately 850,000 people reside within 150 miles of the property’s primary target market.

The Isle-Biloxi

     The Isle-Biloxi, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities known as “Casino Row” in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90. The property consists of a dockside casino offering 1,171 slot machines and 28 table games, a 367-room hotel, a 90-seat Farraddays’ restaurant, a 425-seat Calypso’s buffet, a 64-seat Tradewinds Marketplace and 1,450 parking spaces.  An estimated $51.9 million will be spent over the next 24 months to expand and enhance the Isle-Biloxi.  Plans include an additional 400 hotel rooms, an Isle-branded Kitt’s Kitchen restaurant, a 12,000 square-foot multi-purpose center, and expanded pool and spa area.  Construction commenced in January 2004.

     The Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) is one of the largest gaming markets in the United States and consists of 12 dockside gaming facilities which, in the aggregate, generated gaming revenues of approximately $1.2 billion in calendar year 2003.  In addition, a Hard Rock Casino and Hotel currently is under construction and is expected to be operational in spring 2005.  Among the other operators of dockside gaming facilities in this market are MGM Mirage, Caesars Entertainment, Penn National Gaming and Pinnacle Entertainment.  The Mississippi Gulf Coast, a regional tourist destination, is the closest gaming market to the Mobile, Alabama metropolitan area, which has a population of approximately 540,000 and is located approximately 60 miles east of Biloxi.  We believe that the Isle-Biloxi attracts customers from the local area, Alabama, Florida, Georgia and southeastern Louisiana, including New Orleans and Baton Rouge. Approximately 800,000 and 2.9 million people reside within 50 to 100 miles, respectively, of the Isle-Biloxi.

The Isle-Vicksburg

     The Isle-Vicksburg, which commenced operations in August 1993, is located on an 18-acre site approximately one-mile north of Interstate 20, the main road connecting Jackson, Mississippi to Vicksburg, Mississippi. The property consists of a dockside casino offering 757 slot machines and 20 table games, a 122-room hotel, a 12,483 square foot land-based pavilion and entertainment center, 1,100 parking spaces and a 67-space recreational vehicle park, a 68-seat Farraddays’ restaurant, a 340-seat Calypso’s buffet, a Tradewinds Marketplace and live entertainment.

     The Vicksburg market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $240.9 million in calendar year 2003.  The other operators of dockside gaming facilities in this market are Alliance Gaming, Ameristar Casinos and Columbia Sussex. The Jackson metropolitan area is also served by a Native American gaming facility. Vicksburg is the closest gaming market to the Jackson, Mississippi metropolitan area, which has a population of approximately 440,000 and is located approximately 40 miles east of Vicksburg. We believe that the Isle-Vicksburg attracts customers primarily from the local area, Jackson and northeastern Louisiana. Approximately 530,000 people reside within 50 miles of the Isle-Vicksburg.

The Isle-Natchez

      The Isle-Natchez, which was acquired in March 2000, is located off of Highways 84 and 85 in western Mississippi. The property consists of a dockside casino offering 648 slot machines and 11 table games, a 96-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso’s buffet and 908 parking spaces.

     The Isle-Natchez is the only gaming facility in the Natchez market and generated gaming revenues of approximately $34.5 million in calendar year 2003. We believe that the Isle-Natchez attracts customers primarily from among the 110,000 people residing within 50 miles of the Isle-Natchez.

Missouri

The Isle-Kansas City

     We acquired the Isle-Kansas City in June 2000. The facility is the closest facility to downtown Kansas City and consists of a dockside casino offering 1,558 slot machines and 25 table games, a 72-seat Farraddays’ restaurant, a 325-seat Calypso’s buffet, a 24-seat Tradewinds Marketplace and 2,054 parking spaces.

     The Kansas City market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $612.6 million in calendar year 2003.  The other operators of dockside gaming facilities in this market are Ameristar Casinos, Argosy Gaming and Harrah’s Entertainment. We believe that the Isle-Kansas City attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.7 million residents.

The Isle-Boonville

     The Isle-Boonville, which opened on December 6, 2001, is located off of Interstate 70, approximately halfway between Kansas City and St. Louis.  The property consists of a dockside casino offering 911 slot machines and 27 table games, a 32,396 square foot pavilion and entertainment center and 1,101 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 60-seat Farraddays’ restaurant, a 282-seat Calypso’s buffet, a 36-seat Tradewinds Marketplace and a historic display area.

The Isle-Boonville is the only gaming facility in the Boonville market and generated gaming revenues of approximately $68.7 million in calendar year 2003.  We believe the Isle-Boonville attracts most of its customers from the approximately 733,000 persons living within a 75-mile radius in central Missouri, including Jefferson City and Columbia.

Iowa

The Isle-Bettendorf

     The Isle-Bettendorf, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area. The property consists of a riverboat casino offering 1,090 slot machines and 32 table games, a 256-room hotel, approximately 104,056 square feet of convention/banquet space, a 140-seat Farraddays’ restaurant, a 320-seat Calypso’s buffet, a 30-seat Tradewinds Marketplace and 1,539 parking spaces.

     The Quad Cities metropolitan area, consisting of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois currently has three gaming operations; our two gaming facilities, the Isle-Bettendorf and the Rhythm City-Davenport, and one smaller operator.  The three operations in the Quad Cities generated, in the aggregate, gaming revenues of approximately $215.3 million in calendar year 2003.  In addition to the Quad Cities metropolitan area, our operations in the Quad Cities also compete with gaming operations in Peoria, Illinois; Dubuque, Clinton and Des Moines, Iowa; and to a lesser extent, gaming operations in Chicago, Illinois.

The Rhythm City-Davenport

     The Rhythm City-Davenport, which we acquired in October 2000, is located between Interstates 74, 80 and 280. The property consists of a riverboat gaming facility offering 1,012 slot machines and 19 table games, a 121-room off-site hotel located approximately four blocks from the casino, a 290-seat Hit Parade buffet, a 76-seat Rock Around the Clock diner and 984 parking spaces.

The Isle-Marquette

     The Isle-Marquette, which we acquired in March 2000, is located in Marquette, Iowa approximately 60 miles north of Dubuque, Iowa. The property consists of a riverboat casino offering 786 slot machines and 13 table games, a land-based facility including a 25-room hotel, a 160-seat Calypso’s buffet restaurant, a Tradewinds Marketplace, an entertainment showroom, a marina and 750 parking spaces.

     The Isle-Marquette is the only gaming facility in the Marquette, Iowa market, and generated gaming revenues of approximately $41.2 million in calendar year 2003. We believe the Isle-Marquette draws most of its customers from northeast Iowa and Wisconsin and to some extent, competes for those customers with another riverboat facility and a racetrack with slot machines, both of which are in the Dubuque area.  We have received gaming regulatory approval for an expansion project that will add 60 hotel rooms and improved parking.  The construction will commence once we have received local and regulatory permits and will last approximately 16 months.

Colorado

The Isle-Black Hawk

     The Isle-Black Hawk, which commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property currently consists of a land-based casino with 1,100 slot machines and 14 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 78-seat Farraddays’ restaurant, a 228-seat Calypso’s buffet, a 32-seat Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment. We own 57% of the Isle-Black Hawk through an unrestricted subsidiary and receive a management fee for operating the facility.

The Black Hawk/Central City market consists of 26 gaming facilities (nine of which have more than 600 slot machines), which, in aggregate, generated gaming revenues of approximately $555.8 million in calendar year 2003. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.6 million and is located approximately 40 miles east of Black Hawk.  We believe that the Isle-Black Hawk attracts customers primarily from Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

The Colorado Central Station-Black Hawk

     The Colorado Central Station-Black Hawk, which we acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle-Black Hawk.  The property currently consists of a land-based casino with 704 slot machines, 9 table games and 546 parking spaces across two parking areas.  The property also offers guests three dining options including the Whistle Stop buffet, Fire Box restaurant, and the Chew Chew deli.  We own 57% of the Colorado Central Station-Black Hawk through an unrestricted subsidiary and receive a management fee for operating the facility.

We recently began a $94.0 million expansion project for the Isle-Black Hawk and the Colorado Central Station-Black Hawk properties that will expand the Isle-Black Hawk, add hotel rooms, a restaurant and a parking garage and connect the properties by means of a skywalk.  Additionally, we will construct public improvements to extend Main Street directly to Colorado Route 119, approximately one half mile closer to Denver.  We expect completion of the Isle-Black Hawk expansion, skywalk, and restaurant and partial completion of the parking garage by spring of 2005.  Completion of the hotel and the remainder of the parking garage is scheduled for spring of 2006.

The Colorado Grande-Cripple Creek

     The Colorado Grande-Cripple Creek, which we acquired in April 2003, is located near the center of the Cripple Creek market.  The property consists of a land-based casino with 214 slot machines, no table games, a 3-room hotel and 44 parking spaces.  The property offers guests dining at Maggie’s restaurant.  We own 57% of the Colorado Grande-Cripple Creek through an unrestricted subsidiary and receive a management fee for operating the facility.

     The Cripple Creek market consists of 17 gaming facilities and generated gaming revenues of approximately $142.5 million in calendar year 2003.  Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 30 miles south of Denver, Colorado, a metropolitan area that has a population of approximately 2.6 million.  We believe that the Colorado Grande-Cripple Creek attracts customers primarily from Colorado Springs, Fort Carson and smaller areas south of Denver.

Florida

Pompano Park

     In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is conveniently located off of Interstate 95 and the Florida Turnpike on a 220-acre owned facility, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida.  During the fiscal year ending April 25, 2004, Pompano Park conducted 137 live racing programs.  Pompano Park can accommodate up to 14,500 customers and has 4,000 parking spaces and 1,040 horse stalls. The six-story, air-conditioned facility consists of 15 poker tables, a box seat area, a 260,000 square foot clubhouse, a large grandstand, a 1,250-seat dining area from which the races can be viewed, five concession stands, five bars and a 180-seat Player’s Lounge cafeteria.

     We believe that Pompano Park would be an attractive location for casino-style gaming if such gaming were to be legalized in Florida. Pompano Park would be one of seven facilities in south Florida to benefit from expanded gaming. This facility draws most of its customers from the 2.6 million people residing within a 25-mile radius.

Grand Bahama Island

The Isle-Our Lucaya

     The Isle-Our Lucaya is one of two gaming facilities in the Freeport market on the Island of Grand Bahama. This market generated gaming revenues of approximately $27.0 million in calendar year 2003 and has a population of approximately 50,000 and approximately 300,000 visitors annually. The Island has 4,900 hotel rooms.  The facility is located at Our Lucaya Beach & Golf Resort, which features a Westin and Sheraton hotel with 1,260 rooms.   The approximately 19,000 square-foot resort-style casino offers 380 slot machines, 33 table games and a 110-seat restaurant.

United Kingdom

Blue Chip-Dudley

     The pub-style casino in Dudley, England is one of 15 gaming facilities in the West Midlands market.  Dudley is the closest gaming market to the Birmingham metropolitan area, which has a population of approximately 5.25 million.  The casino consists of 10 slot machines, 26 table games and 30 parking spaces.  We own  two-thirds of the Blue Chip-Dudley through an unrestricted subsidiary.

Blue Chip-Wolverhampton

     The pub-style casino in Wolverhampton, England is also in the West Midlands market.  Wolverhampton is close to the Birmingham metropolitan area.  The casino consists of 10 slot machines, 43 table games and 10 parking spaces.  We own two-thirds of the Blue Chip-Wolverhampton through an unrestricted subsidiary.

Coventry

     In December 2003, we entered into an agreement to develop and operate an entertainment complex, including an “Isle of Capri” themed casino, in a new commercial leisure complex under development in Coventry, England.  The leisure complex will include a 32,500-seat football stadium and a 6,000-seat exhibition/events hall.  We will lease an approximately 100,000 square-foot space in which we will develop and operate an entertainment complex that will include an Isle of Capri casino, a retail area, restaurants and other amenities.  The casino portion of the project is subject to planning and United Kingdom gaming regulatory approval.  Development of a casino of the size we currently are contemplating will require new legislation.

Salford

     In December 2003, we also signed a letter of intent to develop and operate an entertainment complex, including an “Isle of Capri” themed casino, in a new commercial leisure complex under development in Salford, England.  The new leisure complex will include a hotel and a 20,000-seat rugby stadium.  We will lease an approximately 100,000 square-foot space in which we will develop and operate an entertainment complex that will include an Isle of Capri casino, retail areas, restaurants and other amenities.  The site of the new complex is six miles from Manchester City Center and one mile from the one million square-foot Trafford Center retail development.  The project is subject to acquisition of the property to be utilized in connection with the development, execution of definitive agreements and planning and United Kingdom gaming regulatory approval.  In addition, development of a casino of the size we currently are contemplating also will require new legislation.

Marketing

     We attract customers to our casinos by designing and implementing marketing and promotional programs that emphasize our Isle of Capri, Rhythm City and Colorado Central Station brands and reward loyal customers. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. These programs are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our brands.  To date, we have implemented the first and second phases of our IsleOne marketing system.  Phase I allows our customers to use our players club card at all of our properties other than Colorado Grande-Cripple Creek and the Blue Chip-Dudley.  Phase II, launched in 2002, introduced our Isle Miles marketing program, a frequent-player program that rewards customers through a partnership with Carnival Cruise Lines.  During 2003, we expanded the Isle Miles program to provide upgraded merchandise and travel incentives, including the addition of travel to the Isle-Our Lucaya facility and a marketing agreement with gaming facilities in Las Vegas, Nevada that permits IsleOne customers to redeem Isle Miles for trips to these locations.  These promotional programs are designed to reward customer loyalty and maintain high recognition of our “Isle of Capri” brand.

     As of April 25, 2004, our database contained approximately 5.6 million members, of whom approximately 1.7 million receive regular mailings.  To develop this database, we offer all of our customers membership in the IsleOne Players Club at Isle of Capri properties, the Fan Club at the Rhythm City-Davenport and the Fast Track Club at the Colorado Central Station properties. These programs reward loyal customers with IsleOne points that can be redeemed at our casinos by using our players club card.  Currently, the players’ club card allows us to track the members’ gaming preferences, maximum, minimum and total amount wagered and frequency of visits. Players are classified in groups according to these characteristics.  Our database is used for direct marketing programs and other promotional events that are tailored to these specific groups of players. We believe we have effectively used our database to encourage repeat visits, increase customers’ length of stay and improve our operating results.

     We place significant emphasis on attracting local residents and seek to maintain a strong local identity in each market in which we operate by initiating and supporting community and special events. We use broadcast media to promote the Isle of Capri brand name and attract customers to our properties. To further enhance our tropical theme, we have engaged actor Ricardo Montalban to narrate our radio advertisements and appear in our television advertisements.

Employees

     As of April 25, 2004, we employed approximately 11,000 people.  None of our employees are subject to a collective bargaining agreement.  We believe that our relationship with our employees is satisfactory.

Risk Factors

We face significant competition from other gaming operations that could have a material adverse effect on our future operations.

     We face intense competition in the markets in which we operate.  We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on Native-American owned lands and at racing and pari-mutuel operations.  Several of our competitors have substantially better name recognition, marketing and financial resources than we do. Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing, casino gaming in designated areas.   There is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new licenses could be awarded to gaming facilities in such markets, which could have an adverse effect on our operating results. In particular, we face new competition in the Lake Charles, Louisiana market.  The last available Louisiana gaming license was awarded to Pinnacle Entertainment for a new development.  The new casino-resort is expected to cost in excess of $300.0 million and should be operational in the first half of calendar year 2005.   We also will face new competition in the Mississippi Gulf Coast market where a Hard Rock Casino and Hotel is under construction and is expected to be operational by spring 2005.  In addition, the pari-mutuel facility in the Bossier City, Louisiana market has recently expanded the number of slot machines available at its facility. Expansion of existing gaming facilities and the development of new gaming facilities in our current markets will increase competition for our existing and future operations. In addition, many Native American tribes conduct casino gaming on Native American-owned lands throughout the United States.   Such facilities have the advantages of being land-based and exempt from certain state and federal taxes.  Some Native American tribes are either in the process of establishing or expanding, or are considering the establishment or expansion of, gaming in Oklahoma, Texas, Louisiana, Alabama, Kansas, Colorado and Iowa, which could impact operations at some of our properties.  The establishment or expansion of new gaming facilities and casinos on Native American-owned lands will increase competition for our existing and future operations.

     We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, video lottery terminals and video poker terminals and, in the future, may compete with gaming at other venues.

     Our existing gaming facilities compete directly with other gaming properties in Louisiana, Mississippi, Missouri, Iowa and Colorado.  We also compete with gaming operators in other gaming jurisdictions such as Atlantic City, New Jersey and Las Vegas, Nevada.  Our existing casinos attract a significant number of their customers from Houston and Dallas/Fort Worth, Texas; Mobile, Alabama; Jackson, Mississippi; Memphis, Tennessee; Little Rock, Arkansas and Denver, Colorado.  Our continued success depends upon drawing customers from each of these geographic markets.  Legalization of gaming in jurisdictions closer to these geographic markets than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results.  We expect competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions.  We cannot predict with any certainty the effects of existing and future competition on our operating results.

We are subject to extensive regulation from gaming authorities that could adversely affect us.

Licensing Requirements.

     As owners and operators of gaming facilities, we are subject to extensive state and local regulation. State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations.  The regulatory authorities in the jurisdictions in which we operate may limit, condition, suspend or revoke a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries.  We may also be deemed responsible for the acts and conduct of our employees.  Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved.  The suspension or revocation of any of our licenses or the levy on us or our subsidiaries of a substantial fine would have a material adverse effect on our business.

     To date, we have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facilities.  However, like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses.  We cannot assure you that we will be able to obtain such renewals.  We will need United Kingdom gaming authority approval and passage of proposed legislation eliminating restrictions on the number of slot machines in a casino, that satisfies certain requirements before we can develop and operate casinos of the size currently contemplated in Coventry and Salford.  We cannot assure you that we will be able to obtain the necessary approvals for these locations or that legislation eliminating such restrictions will be passed. In addition, if we expand our gaming operations in the jurisdictions in which we currently operate or to new jurisdictions, we will have to meet suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming and non-gaming authorities in these jurisdictions.  For example, in connection with our successful bid for the 10th gaming license in Illinois, we must be found suitable and our proposed facility must be approved by the Illinois Gaming Board.  The approval process can be time consuming and costly and there is no assurance that we will be successful.

     In addition, regulatory authorities in certain jurisdictions must approve, in advance, any restrictions on transfers of, agreements not to encumber or pledges of equity securities issued by a corporation that is registered as an intermediary company with such state, or that holds a gaming license.  If these restrictions are not approved in advance, they will be invalid.

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

     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities.  We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming.  As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our operations.  From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry.  In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  For example, in 2002 state gaming taxes in Louisiana increased from 18.5% to 21.5%.  Also,  in June 2002 and again in June 2003, the state legislature in Illinois, a state in which we currently do not own or operate any casinos but have plans to do so, voted to increase gaming taxes to fund a budget shortfall.  Some of the states in which we own or operate casinos also have budget shortfalls and may increase gaming taxes to raise more revenue.  It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.  Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.  On May 6, 2004, the Iowa legislature made several changes to its gaming tax structure.  Effective July 1, 2004, gaming taxes will increase from 20% to 22% of adjusted gross receipts, payable by each licensee on its operations.  Additionally, there will be two prepaid assessments due on June 1, 2005 and June 1, 2006 in an amount equal to 2.152% of each licensee's adjusted gross receipts for fiscal year 2004.  These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years.  The licensee will also reimburse the state of Iowa for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

We are subject to non-gaming regulation that could adversely affect us.

     Several of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and must hold U.S. Coast Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and mandate licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat’s Certificate of Documentation and Inspection could preclude its use as a riverboat casino. Each of our riverboats is inspected annually and, every five years, is subject to dry-docking for inspection of its hull, which could result in a temporary loss of service.

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

     Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number.  U.S. Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000 if we know, suspect or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements.  Substantial penalties can be imposed against us if we fail to comply with these regulations.

     We are also subject to a variety of other local rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages.  Penalties can be imposed against us if we fail to comply with these regulations.  The imposition of a substantial penalty or the loss of service of a gaming facility for a significant period of time would have a material adverse affect on our business.

If our key personnel leave us, our business will be significantly adversely affected.

     Our continued success will depend, among other things, on the efforts and skills of a few key executive officers and the experience of our property managers as well as our ability to attract and retain additional highly qualified personnel with gaming industry experience and qualifications to obtain the requisite licenses.  We do not maintain “key man” life insurance for any of our employees.  There is no assurance that we would be able to attract and hire suitable replacements for any of our key employees.  We need qualified executives, managers and skilled employees with gaming industry experience to continue to successfully operate our business.  We believe a shortage of skilled labor in the gaming industry may make it increasingly difficult and expensive to attract and retain qualified employees. We expect that increased competition in the gaming industry will intensify this problem.

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

     Access to a number of our facilities may also be affected by road conditions, such as construction and traffic.  In addition, severe weather such as high winds and blizzards occasionally limits access to our facilities in Colorado.

Construction disruptions associated with expansion projects at existing facilities may adversely affect operations.

     We have expansion projects underway at several properties and are considering expansion projects at additional properties.  Construction activities in connection with expansion of our properties typically disrupt operations to varying degrees depending on the nature of the project, which may adversely affect our business.

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

     Our business operations are subject to changes in international, national and local economic conditions, including changes in the economy related to future security alerts in connection with threatened or actual terrorist attacks, such as those that occurred on September 11, 2001, and related to the war with Iraq, which may affect our customers’ willingness to travel. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our properties, could result in fewer customers visiting our properties, which would adversely affect our results of operations.

Our substantial indebtedness could adversely affect our financial health.

     We now have a significant amount of indebtedness. As of April 25, 2004, we had $1.1 billion of total debt outstanding.

     Our significant indebtedness could have important consequences, such as:

·     limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, general corporate or other obligations;

·     limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and interest payments on our indebtedness;

·     increasing our interest expense if there is a rise in interest rates, because a portion of our borrowings under our senior secured credit facility are subject to interest rate periods with short-term durations (typically 30 to 180 days) that require ongoing refunding at the then current rates of interest;

·     causing our failure to comply with the financial and restrictive covenants contained in the indenture and agreements governing the 7% senior subordinated notes due 2014, the 9% senior subordinated notes due 2012, our senior secured credit facility and our other indebtedness, which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;

·     placing us at a competitive disadvantage to our competitors who are not as highly leveraged; and

·     increasing our vulnerability to and limiting our ability to react to changing market conditions, changes in our industry and economic downturns.

     Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations. In addition, as of April 25, 2004, we had the capacity to issue additional indebtedness, including the ability to incur additional indebtedness under all of our lines of credit, of approximately $271.0 million, subject to the limitations imposed by the covenants in the senior secured credit facility and the indentures governing our notes. The indenture governing our notes and the senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, related risks that we and you now face could increase.

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

     Our agreements governing our indebtedness, among other things, limit our ability to:

·         borrow money;

·         make capital expenditures;

·         use assets as security in other transactions;

·         make restricted payments or restricted investments;

      ·         incur contingent obligations; and

·         sell assets and enter into leases and transactions with affiliates.

We have international operations that are subject to different risks than our domestic operations.

     With our expansion into the United Kingdom and the Bahamas, we are subject to certain additional risks, including difficulty in staffing and managing foreign subsidiary operations, foreign currency fluctuations, dependence on foreign economies, political issues, adverse tax consequences and uncertainty in regulatory reform in the United Kingdom.

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

     In May 1996, regulatory oversight of riverboat gaming was transferred to the Louisiana Gaming Control Board, which is comprised of nine voting members appointed by the governor.  The Louisiana Gaming Control Board now oversees all licensing matters for riverboat casinos, land-based casinos, racinos, video poker and certain aspects of Native American gaming other than those responsibilities reserved to the Louisiana State Police.

     The Louisiana Gaming Control Board is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law.  However, no more than six licenses may be granted to riverboats operating from any one designated waterway.

     The Louisiana State Police continues to be involved broadly in gaming enforcement and reports to the Louisiana Gaming Control Board. Louisiana law permits the Louisiana State Police, among other things, to continue to (1) conduct suitability investigations, (2) audit, investigate and enforce compliance with standing regulations, (3) initiate enforcement and administrative actions and (4) perform “all other duties and functions necessary for the efficient, efficacious, and thorough regulation and control of gaming activities and operations” under the Louisiana Gaming Control Board’s jurisdiction.

     Louisiana gaming law specifies certain restrictions relating to the operation of riverboat gaming, including the following:

·      agents of the Louisiana State Police are permitted on board at any time during gaming operations;

·     gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers and, with respect to gaming equipment, from permitted manufacturers;

·     gaming may only take place in the designated gaming area while the riverboat is docked on a designated river or waterway;

·     gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area or in a secure area used for inspection, repair or storage of such equipment;

·     wagers may be received only from a person present on a licensed riverboat;

·     persons under 21 are not permitted in designated gaming areas;

·     except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat;

·     licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat’s licensed berth;

·     licensees must have adequate protection and indemnity insurance;

·     licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and

·     gaming may only be conducted in accordance with the terms of the license and Louisiana law.

     To receive a gaming license in Louisiana, an applicant must be found to be a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits and associations do not (1) pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming or (2) create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements of gaming activities. In addition, the Louisiana Gaming Control Board will not grant a license unless it finds that, among other things:

·     the applicant can demonstrate the capability, either through training, education, business experience or a combination of the preceding, to operate a gaming operation;

·     the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and is from a suitable and acceptable source;

·     the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers;

·     the applicant submits with its application for a license a detailed plan of design of the riverboat;

·     the applicant designates the docking facilities to be used by the riverboat;

·      the applicant shows adequate financial ability to construct and maintain a riverboat; and

·      the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

     An initial license to conduct riverboat gaming operations is valid for a term of five years and legislation passed in the 1999 legislative session provides for renewals every five years thereafter.  Louisiana gaming law provides that a renewal application for the period succeeding the initial five-year term of an operator’s license must be made to the Louisiana Gaming Control Board and must include a statement under oath of any and all changes in information, including financial information, provided in the previous application.  The transfer of a license or an interest in a license is prohibited.  A gaming license is deemed to be a privilege under Louisiana law and, as such, may be denied, revoked, suspended, conditioned or limited at any time by the Louisiana Gaming Control Board.  The Isle-Bossier City and the Isle-Lake Charles each received a five-year renewal of their license on July 20, 1999.

            On April 9, 2004, the Isle-Bossier City and the Isle-Lake Charles filed applications for a second five year renewal of their three licenses.  These applications are pending approval.

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

     The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition by any person of securities that represent 5% or more of the total outstanding shares issued by a licensee is subject to the approval of the Louisiana Gaming Control Board.  A security issued by a licensee must generally disclose these restrictions.  Prior approval from the Louisiana Gaming Control Board is required for the sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition of any ownership interest of 5% or more of any non-corporate licensee or for the transfer of any “economic interest” of 5% or more of any licensee or affiliated gaming person. An “economic interest” is defined as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other benefit.

     Fees payable to the state for conducting gaming activities on a riverboat include (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter, plus (2) 21.5% of net gaming proceeds.  Legislation was passed during the 2001 legislative session that allowed those riverboats that had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001.  The legislation also increased the gaming tax for operators from 18.5% to 21.5%.  A statute also authorizes local governing authorities to levy boarding fees.  We currently have development agreements with certain local governing authorities in the jurisdictions in which we operate pursuant to which we make payments in lieu of boarding fees.  Absent such an agreement, we are subject to statutory boarding fees.

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

     The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee’s gaming license. Additionally, if the Louisiana Gaming Control Board finds that the individual owner or holder of a security of a corporate license or intermediary company or any person with an economic interest in a licensee is not qualified under Louisiana law, the Louisiana Gaming Control Board may require, under penalty of suspension or revocation of the license, that the person not:

·         receive dividends or interest on securities of the corporation;

·         exercise directly or indirectly a right conferred by securities of the corporation;

·         receive remuneration or economic benefit from the licensee;

·         exercise significant influence over activities of the licensee; or

·         continue its ownership or economic interest in the licensee.

     A licensee must periodically report the following information to the Louisiana Gaming Control Board, which is not confidential and is available for public inspection: (1) the licensee’s net gaming proceeds from all authorized games, (2) the amount of net gaming proceeds tax paid and (3) all quarterly and annual financial statements presenting historical data, including annual financial statements that have been audited by an independent certified public auditor.

     During the 1996 special session of the Louisiana legislature, legislation was enacted placing on the ballot for a statewide election a constitutional amendment limiting the expansion of gaming, which was subsequently passed by the voters. As a result, local option elections are required before new or additional forms of gaming can be brought into a parish.

     Proposals to amend or supplement Louisiana’s riverboat gaming statute are frequently introduced in the Louisiana State Legislature.  There is no assurance that changes in Louisiana gaming law will not occur or that such changes will not have a material adverse effect on our business in Louisiana.

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

The ownership and operation of gaming facilities in Mississippi are subject to extensive state and local regulation intended to:

      ·      prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

·     establish and maintain responsible accounting practices and procedures for gaming operations;

·     maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and       safeguarding of assets and revenues, providing reliable record keeping and making periodic reports;

·      provide a source of state and local revenues through taxation and licensing fees;

·      prevent cheating and fraudulent practices; and

·      ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

     The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission.  Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted in Mississippi and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

     We are registered as a publicly traded corporation under the Mississippi Gaming Control Act. Our gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission, the State Tax Commission and various other local, city and county regulatory agencies (collectively referred to as the “Mississippi Gaming Authorities”). Our subsidiaries have obtained gaming licenses from the Mississippi Gaming Authorities.  We must obtain a waiver from the Mississippi Gaming Commission before beginning any proposed gaming operations outside of Mississippi.  The licenses held by our Mississippi gaming operations have terms of three years and are not transferable. The Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez and the Isle-Lula hold licenses effective from May 23, 2003, through May 22, 2006.  There is no assurance that new licenses can be obtained at the end of each three-year period of a license. Moreover, the Mississippi Gaming Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in our subsidiaries that operate in Mississippi.

     Substantial fines for each violation of Mississippi’s gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. A violation under a gaming license held by a subsidiary of ours operating in Mississippi may be deemed a violation of all the other licenses held by us.

     We, along with each of our Mississippi gaming subsidiaries, must periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and/or the State Tax Commission.  Numerous transactions, including substantially all loans, leases, sales of securities and similar financing transactions entered into by any of our Mississippi gaming subsidiaries must be reported to or approved by the Mississippi Gaming Commission.  In addition, the Mississippi Gaming Commission may, at its discretion, require additional information about our operations.

     Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi gaming subsidiaries must be found suitable or be licensed by the Mississippi Gaming Commission.  We believe that all required findings of suitability related to all of our Mississippi properties have been applied for or obtained, although the Mississippi Gaming Commission at its discretion may require additional persons to file applications for findings of suitability.  In addition, any person having a material relationship or involvement with us may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation.  The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable.  Changes in certain licensed positions must be reported to the Mississippi Gaming Commission.  In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position.  The Mississippi Gaming Commission has the power to require us and any of our Mississippi gaming subsidiaries to suspend or dismiss officers, directors and other key employees or to sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

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

     The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly traded corporation’s stock.  However, the Mississippi Gaming Commission has adopted a regulation that may permit certain "institutional" investors to obtain waivers that allow them to beneficially own, directly or indirectly, up to 15% (19% in certain specific instances) of the voting securities of a registered publicly traded corporation without a finding of suitability.  If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable.  We believe that compliance by us with the licensing procedures and regulatory requirements of the Mississippi Gaming Commission will not affect the marketability of our securities.  Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of our securities beyond such time as the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor.  We are subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our subsidiaries operating casinos in Mississippi, we:

·      pay the unsuitable person any dividend or other distribution upon its voting securities;

·      recognize the exercise, directly or indirectly, of any voting rights conferred by its securities;

·      pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

·     fail to pursue all lawful efforts to require the unsuitable person to divest itself of the securities, including, if necessary, our immediate purchase of the securities for cash at a   fair market value.

     We may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any of our debt securities. In addition, under the Mississippi Gaming Control Act, the Mississippi Gaming Commission may, in its discretion, (1) require holders of our securities, including our notes, to file applications, (2) investigate such holders and (3) require such holders to be found suitable to own such securities.  Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as the notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

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

     Regulations of the Mississippi Gaming Commission prohibit certain repurchases of securities of publicly traded corporations registered with the Mississippi Gaming Commission, including holding companies such as ours, without prior approval of the Mississippi Gaming Commission.  Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the registered publicly traded corporation.  The regulations of the Mississippi Gaming Commission also require prior approval for a “plan of recapitalization” as defined in such regulations.

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

     The Mississippi Gaming Commission enacted a regulation in 1994 requiring that, as a condition to licensure, an applicant must provide a plan to develop infrastructure facilities amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars.  In 1999, the Mississippi Gaming Commission approved amendments to this regulation that increased the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfathered existing licensees and development plans approved prior to the effective date of the new regulation.  “Infrastructure facilities” include any of the following:

·      a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide;

·      theme parks;

·      golf courses;

·      marinas;

·      entertainment facilities;

·      tennis complexes; and

·      any other facilities approved by the Mississippi Gaming Commission.

     Parking facilities, roads, sewage and water systems or civic facilities are not considered “infrastructure facilities.”  The Mississippi Gaming Commission may reduce the number of rooms required in a hotel if it is satisfied that sufficient rooms are available to accommodate the anticipated number of visitors.  In 2003, the Mississippi Gaming Commission again amended its regulations regarding development plan approval but left the 100% infrastructure requirement intact.

     License fees and taxes are payable to the State of Mississippi and to the counties and cities in which a Mississippi gaming subsidiary’s respective operations will be conducted.  The license fee payable to the state of Mississippi is based upon gross revenue of the licensee (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of gross revenue of $50,000 or less per month, 6% of gross revenue in excess of $50,000 but less than $134,000 per calendar month, and 8% of gross revenue in excess of $134,000 per calendar month.  The foregoing license fees are allowed as a credit against the licensee’s Mississippi income tax liability for the year paid. Additionally, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates.  The gross revenue tax imposed by the Mississippi communities and counties in which our casino operations are located equals 0.4% of gross revenue of $50,000 or less per calendar month, 0.6% of gross revenue over $50,000 and less than $134,000 per calendar month and 0.8% of gross revenue greater than $134,000 per calendar month.  These fees have been imposed in, among other cities and counties, Biloxi, Vicksburg, and Coahoma County. Certain local and private laws of the state of Mississippi may impose fees or taxes on the Mississippi gaming subsidiaries in addition to the fees described above.

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

Missouri

     Conducting gambling games and operating an excursion gambling boat in Missouri are subject to extensive regulation under Missouri’s Riverboat Gambling Act and the rules and regulations promulgated thereunder.  The Missouri Gaming Commission was created by the Missouri Riverboat Gambling Act and is charged with regulatory authority over riverboat gaming operations in Missouri, including the issuance of riverboat gaming licenses. In June 2000, IOC-Kansas City, Inc., a subsidiary of ours, was issued a riverboat gaming license in connection with our Kansas City operation.  Additionally, in December 2001, IOC-Boonville, Inc., a subsidiary of ours, was issued a riverboat gaming license for our Boonville operation.

     In order to obtain a riverboat gaming license, the proposed operating business entity must complete a Class A Riverboat Gaming Application, comprised of comprehensive application forms, including corroborating attachments, and undergo an extensive background investigation by the Missouri Gaming Commission.  In addition, each key person associated with the applicant (including directors, officers, managers and owners of a significant direct or indirect interest in the applicant) must complete a Riverboat Gaming Application Form I and undergo a background investigation.  Certain key business entities closely related to the applicant or "business entity key persons" must undergo a similar application process and background check.  An applicant will not receive a license to conduct gambling games and to operate an excursion gambling boat if the applicant and its key persons have not established good repute and moral character and no licensee shall either employ or contract with any person who has pled guilty to, or been convicted of, a felony, to perform any duties directly connected with the licensee’s privileges under a license granted by the Commission.  Each license granted entitles a licensee to conduct gambling games on an excursion gambling boat or to operate an excursion gambling boat and the equipment thereon from a specific location.  The duration of the license initially runs for two one-year terms; thereafter, two-year terms.  The Commission also licenses the serving of alcoholic beverages on riverboats and related facilities.

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

     A licensee is subject to the imposition of penalties, suspension or revocation of its license for any act that is injurious to the public health, safety, morals, good order, and general welfare of the people of the State of Missouri, or that would discredit or tend to discredit the Missouri gaming industry or the State of Missouri, including without limitation: (i) failing to comply with or make provision for compliance with the legislation, the rules promulgated thereunder or any federal, state or local law or regulation; (ii) failing to comply with any rules, order or ruling of the Missouri Gaming Commission or its agents pertaining to gaming; (iii) receiving goods or services from a person or business entity who does not hold a supplier’s license but who is required to hold such license by the legislation or the rules; (iv) being suspended or ruled ineligible or having a license revoked or suspended in any state or gaming jurisdiction; (v) associating with, either socially or in business affairs, or employing persons of notorious or unsavory reputation or who have extensive police records, or who have failed to cooperate with any officially constituted investigatory or administrative body and would adversely affect public confidence and trust in gaming; (vi) employing in any Missouri gaming operation any person known to have been found guilty of cheating or using any improper device in connection with any gambling game; (vii) use of fraud, deception, misrepresentation or bribery in securing any license or permit issued pursuant to the legislation; (viii) obtaining any fee, charge, or other compensation by fraud, deception or misrepresentation; and (ix) incompetence, misconduct, gross negligence, fraud, misrepresentation or dishonesty in the performance of the functions or duties regulated by the Missouri Riverboat Gambling Act.

     Any transfer or issuance of ownership interest in a publicly held gaming licensee or its holding company that results in an entity owning, directly or indirectly, an aggregate ownership interest of 5% or more in the gaming licensee must be reported to the Missouri Gaming Commission within seven days.  Further, any pledge or hypothecation of 5% or more of the ownership interest in a publicly held gaming licensee or its holding company must be reported to the Missouri Gaming Commission within seven days.

     Every employee participating in a riverboat gaming operation must hold an occupational license. In addition, the Missouri Gaming Commission issues supplier’s licenses, which authorize the supplier licensee to sell or lease gaming equipment and supplies to any licensee involved in the operation of gaming operations.

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

     The Missouri Riverboat Gambling Act also requires that licensees pay a $2.00 admission tax to the Missouri Gaming Commission for each person admitted to a gaming cruise.  The licensee is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts.  In addition, all local income, earnings, use, property and sales taxes are applicable to licensees.  There have been from time to time pending before the Missouri General Assembly several proposed bills which individually or in combination would, if adopted, (1) remove the loss limit restriction, (2) adjust the amount of wagering tax imposed on adjusted gross receipts of licensees and/or (3) adjust the amount of admission tax paid by the licensee for each person admitted for a gaming cruise.

Iowa

     In 1989, the State of Iowa legalized riverboat gaming on the Mississippi River and other waterways located in Iowa.  The legislation authorized the granting of licenses to non-profit corporations that, in turn, are permitted to enter into operating agreements with qualified persons who also actually conduct riverboat gaming operations. Such operators must likewise be approved and licensed by the Iowa Racing and Gaming Commission (the “Iowa Gaming Commission”).

     The Isle-Bettendorf has the right to renew its operator’s contract with the Scott County Regional Authority, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Bettendorf, Iowa, for succeeding three-year periods as long as Scott County voters approve gaming in the jurisdiction.  Under the operator’s contract, the Isle-Bettendorf pays the Scott County Regional Authority a fee equal to 4.1% of the adjusted gross receipts. Further, the Isle-Bettendorf generally must pay a fee to the City of Bettendorf equal to 1.65% of adjusted gross receipts.

     In June 1994, Upper Mississippi Gaming Corporation, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Marquette, Iowa, entered into an operator’s agreement for the Isle-Marquette for a period of twenty-five years.  Under the management agreement, the non-profit organization is to be paid a fee of $0.50 per passenger.  Further, pursuant to a dock site agreement (which also has a term of twenty-five years), the Isle-Marquette is required to pay a fee to the City of Marquette in the amount of $1.00 per passenger, plus a fixed amount of $15,000 per month and 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million.

     In October 2000, the Riverboat Development Authority, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Davenport, Iowa, entered into an operator’s agreement with the Isle-Davenport to conduct riverboat gaming in Davenport, Iowa.  The operating agreement requires the Isle-Davenport to make weekly payments to the qualified sponsoring organization equal to 4.1% of each week’s adjusted gross receipts (as defined in the enabling legislation) or $38,461.54, whichever is greater.  This agreement will remain in effect through March 31, 2009 and may be extended by the Isle-Davenport so long as it holds a license to conduct gaming. In addition, the Isle-Davenport pays a docking fee, gaming tax and a payment in lieu of taxes to the City of Davenport. Pursuant to a development agreement with the City, the Isle-Davenport has exclusive docking privileges in the City of Davenport until March 31, 2017 in consideration for this docking fee.  The docking fee has both a fixed base and a per passenger increment.  The fixed fee commenced April 1, 1994 at $111,759 and increases annually by 4%.  The incremental component is a $0.10 charge for each passenger in excess of 1,117,579 passengers (which charge also increases by 4% per year). The City is also guaranteed an annual gaming tax of $558,789.50 per year (based on a minimum passenger floor count of 1,117,579 passengers at $0.50 per passenger).  Finally, the Isle-Davenport is obligated to pay a payment in lieu of taxes to support the downtown development district. This annual lump sum payment is in the amount of $123,516 plus $0.20 per passenger in excess of 1,117,579 passengers.  This payment in lieu of taxes is further subject to a minimum $226,179 per year payment.

     Iowa law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized by the Iowa Gaming Commission and the Iowa Legislature eliminated the requirement that gaming licensees cruise, effective May 6, 2004.  The legal age for gaming is 21.

     All Iowa licenses were approved for renewal at the March 4, 2004 Iowa Gaming Commission meeting.  These licenses are not transferable and will need to be renewed in March 2005 and prior to the commencement of each subsequent annual renewal period.

     The ownership and operation of gaming facilities in Iowa are subject to extensive state laws, regulations of the Iowa Gaming Commission and various county and municipal ordinances (collectively, the “Iowa Gaming Laws”), concerning the responsibility, financial stability and character of gaming operators and persons financially interested or involved in gaming operations. Iowa Gaming Laws seek to: (1) prevent unsavory or unsuitable persons from having direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees (including the establishment of minimum procedures for internal fiscal affairs, the safeguarding of assets and revenues, the provision of reliable record keeping and the filing of periodic reports with the Iowa Gaming Commission); (4) prevent cheating and fraudulent practices; and (5) provide a source of state and local revenues through taxation and licensing fees.  Changes in Iowa Gaming Laws could have a material adverse effect on the Iowa gaming operations.

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

     The Iowa Gaming Commission may revoke a gaming license if the licensee:

·     has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction;

·     has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise;

·     is not the true owner of the enterprise;

·     has failed to disclose ownership of other persons in the enterprise;

·     is a corporation 10% of the stock of which is subject to a contract or option to purchase at any time during the period for which the license was issued, unless the contract or option was disclosed to the Iowa Gaming Commission and the Iowa Gaming Commission approved the sale or transfer during the period of the license;

·     knowingly makes a false statement of a material fact to the Iowa Gaming Commission;

·     fails to meet a monetary obligation in connection with an excursion gaming boat;

·     pleads guilty to, or is convicted of a felony;

·     loans to any person, money or other thing of value for the purpose of permitting that person to wager on any game of chance;

·     is delinquent in the payment of property taxes or other taxes or fees or a payment of any other contractual obligation or debt due or owed to a city or county; or

·     assigns, grants or turns over to another person the operation of a licensed excursion boat (this provision does not prohibit assignment of a management contract approved by the Iowa Gaming Commission) or permits another person to have a share of the money received for admission to the excursion boat.

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

     The Iowa Gaming Commission may also require any individual who has a material relationship with the Iowa gaming operations to be investigated and licensed or found suitable.  The Iowa Gaming Commission, prior to the acquisition, must approve any person who acquires 5% or more of a licensee’s equity securities. The applicant stockholder is required to pay all costs of this investigation.

     Gaming taxes approximating 22% of the adjusted gross receipts will be payable by each licensee on its operations to the State of Iowa.  In addition, there will be two prepaid assessments due on June 1, 2005 and June 1, 2006 in an amount equal to 2.152% of each licensee's adjusted gross receipts for fiscal year 2004.  These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years.  The state of Iowa is also reimbursed by the licensees for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

Colorado

     The State of Colorado created the Division of Gaming (the “Colorado Division”) within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming under the Colorado Limited Gaming Act.  The Director of the Colorado Division (the “Colorado Director”), pursuant to regulations promulgated by, and subject to the review of, a five-member Colorado Limited Gaming Control Commission (the “Colorado Commission”), has been granted broad power to ensure compliance with the Colorado gaming laws and regulations (collectively, the “Colorado Regulations”).  The Colorado Director may inspect without notice, impound or remove any gaming device. The Colorado Director may examine and copy any licensee’s records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees.  The Colorado Director may also conduct detailed background investigations of persons who loan money to, or otherwise provide financing to, a licensee.

     The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Colorado Director to issue certain types of licenses and approve certain changes in ownership.  The licenses are revocable and non-transferable.  The failure or inability of the Isle of Capri Black Hawk, LLC “Isle-Black Hawk”, CCSC/Blackhawk, Inc “Colorado Central Station-Black Hawk” or Colorado Grande Enterprises, Inc. “Colorado Grande-Cripple Creek” (the “Colorado Casino” or collectively, the “Colorado Casinos”), or the failure or inability of others associated with any of the Colorado Casinos, including us, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.  All persons employed by any of the Colorado Casinos, and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license.  All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.

     As a general rule, under the Colorado Regulations, no person may have an “ownership interest” in more than three retail gaming licenses in Colorado.  The Colorado Commission has ruled that a person does not have an ownership interest in a retail gaming licensee for purposes of the multiple license prohibition if:

·     that person has less than a 5% ownership interest in an institutional investor that has an ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

·     a person has a 5% or more ownership interest in an institutional investor, but the institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

·     an institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

·     an institutional investor possesses voting securities in a fiduciary capacity for another person, and does not exercise voting control over 5% or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

·     a registered broker or dealer retains possession of voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers and not for its own account, and exercises voting rights for less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

·     a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and exercises voting rights in less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee;

·     an underwriter is holding securities of a publicly traded licensee or publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days after the beginning of such underwriting if it exercises voting rights of less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

·     a book entry transfer facility holds voting securities for third parties, if it exercises voting rights with respect to less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee; or

·     a person’s sole ownership interest is less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

     Because we own the Colorado Casinos, our business opportunities, and those of persons with an “ownership interest” in us, or any of the Colorado Casinos, are limited to interests that comply with the Colorado Regulations and the Colorado Commission’s rule.

     In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines or associated equipment may, without notification being provided to the Colorado Division within ten days, knowingly have an interest in any casino operator, allow any of its officers or any other person with a substantial interest in such business to have such an interest, employ any person if that person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer’s or distributor’s business.  A “substantial interest” means the lesser of (i) as large an interest in an entity as any other person or (ii) any financial or equity interest equal to or greater than 5%.  The Colorado Commission has ruled that a person does not have a “substantial interest” if such person’s sole ownership interest in such licensee is through the ownership of less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded affiliated company of a licensee.

     We are a “publicly traded corporation” under the Colorado Regulations.

     Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or any of the three Colorado Casinos and their security holders, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, and fingerprints.  Such information, investigation and licensing (or finding of suitability) as an “associated person” automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly beneficially own 10% or more of a direct or indirect beneficial ownership or interest in any of the three Colorado Casinos, through their beneficial ownership of any class of voting securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or any of the three Colorado Casinos. Those persons must report their interest within 10 days and file appropriate applications within 45 days after acquiring that interest. Persons who directly or indirectly beneficially own 5% or more (but less than 10%) of a direct or indirect beneficial ownership or interest in any of the three Colorado Casinos, through their beneficial ownership of any class of voting securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or any of the three Colorado Casinos, must report their interest to the Colorado Commission within 10 days after acquiring that interest and may be required to provide additional information and to be found suitable. (It is the current practice of the gaming regulators to require findings of suitability for persons beneficially owning 5% or more of a direct or indirect beneficial ownership or interest, other than certain institutional investors discussed below.)  If certain institutional investors provide specified information to the Colorado Commission and are holding for investment purposes only, those investors, in the Colorado Commission’s discretion, may be permitted to own up to 14.99% of the Colorado Casinos through their beneficial ownership in any class of voting of securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or any of the three Colorado Casinos, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $62 per hour.

     The Colorado Regulations define a “voting security” to be a security the holder of which is entitled to vote generally for the election of a member or members of the board of directors or board of trustees of a corporation or a comparable person or persons of another form of business organization.

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

     In addition, under the Colorado Regulations, every person who is a party to a “gaming contract” (as defined below) or lease with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Colorado Director, must promptly provide the Colorado Commission or Colorado Director all information that may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community and all other information that might be relevant to a determination of whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Colorado Director or the Colorado Commission to require a licensee or applicant to terminate its “gaming contract” or lease with any person who failed to provide the information requested.  In addition, the Colorado Director or the Colorado Commission may require changes in “gaming contracts” before an application is approved or participation in the contract is allowed.  A “gaming contract” is defined as an agreement in which a person does business with or on the premises of a licensed entity.

     The Colorado Commission and the Colorado Division have interpreted the Colorado Regulations to permit the Colorado Commission to investigate and find suitable persons or entities providing financing to or acquiring securities from us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or any of the three Colorado Casinos.  As noted above, any person or entity required to file information, be licensed or found suitable would be required to pay the costs thereof and of any investigation.  Although the Colorado Regulations do not require the prior approval for the execution of credit facilities or issuance of debt securities, the Colorado regulators reserve the right to approve, require changes to or require the termination of any financing, including if a person or entity is required to be found suitable and is not found suitable.  In any event, lenders, note holders, and others providing financing will not be able to exercise certain rights and remedies without the prior approval of the Colorado gaming authorities.  Information regarding lenders and holders of securities will be periodically reported to the Colorado gaming authorities.

     Except under certain limited circumstances relating to slot machine manufacturers and distributors, every person supplying goods, equipment, devices or services to any licensee in return for payment of a percentage, or calculated upon a percentage, of limited gaming activity or income must obtain an operator license or be listed on the retailer’s license where such gaming will take place.

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

     If the Colorado Commission determines that a person or entity is unsuitable to directly or indirectly own interests in us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., or any of the three Colorado Casinos, one or more of the Colorado Casinos may be sanctioned, which may include the loss of our approvals and licenses.

     The Colorado Commission does not need to approve in advance a public offering of securities but rather requires a filing of notice and additional documents with regard to a public offering of voting securities prior to such public offering. The Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

     In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or any of the three Colorado Casinos, from paying any unsuitable person any dividends or interest upon any voting securities or any payments or distributions of any kind (except as set forth below), or paying any unsuitable person any remuneration for services or recognizing the exercise of any voting rights by any unsuitable person. Further, under the Colorado Regulations, each of the Colorado Casinos and IOC Black Hawk Distribution Company, LLC may repurchase its voting securities from anyone found unsuitable at the lesser of the cash equivalent to the original investment in the applicable Colorado Casino or IOC Black Hawk Distribution Company, LLC or the current market price as of the date of the finding of unsuitability unless such voting securities are transferred to a suitable person (as determined by the Colorado Commission) within sixty (60) days after the finding of unsuitability. A licensee or affiliated company must pursue all lawful efforts to require an unsuitable person to relinquish all voting securities, including purchasing such voting securities.  The staff of Colorado Division has taken the position that a licensee or affiliated company may not pay any unsuitable person any interest, dividends or other payments with respect to non-voting securities, other than with respect to pursuing all lawful efforts to require an unsuitable person to relinquish non-voting securities, including by purchasing or redeeming such securities. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or any of the three Colorado Casinos, to file for a finding of suitability if required by the Colorado Commission.

     Because of their authority to deny an application for a license or suitability, the Colorado Commission and the Colorado Director effectively can disapprove a change in corporate position of a licensee and with respect to any entity which is required to be found unsuitable, or indirectly can cause us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or the applicable Colorado Casino to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

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

     The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Colorado Commission to change the rate annually.  The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2.0 million, 2% over $2.0 million up to and including $4.0 million, 4% over $4.0 million up to and including $5.0 million, 11% over $5.0 million up to and including $10.0 million, 16% over $10.0 million up to and including $15.0 million and 20% on adjusted gross gaming proceeds in excess of $15.0 million. The City of Black Hawk has imposed an annual device fee of $750 per gaming device and may revise it from time to time.  The City of Black Hawk also has imposed other fees, including a business improvement district fee and transportation fee, calculated based on the number of devices and may revise the same or impose additional such fees.  Cripple Creek has imposed an annual device fee of $1,200 per gaming device and may revise it from time to time.

     Colorado participates in multi-state lotteries.

     The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado liquor agencies.  All persons who directly or indirectly hold a 10% or more interest in, or 10% or more of the issued and outstanding capital stock of, any of the Colorado Casinos, through their ownership of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., or any of the three Colorado Casinos, must file applications and possibly be investigated by the Colorado liquor agencies.  The Colorado liquor agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees preventing such persons from being a stockholder, director, officer or otherwise interested in some persons lending money to liquor licensees and from making loans to other liquor licensees.  All licenses are revocable and transferable only in accordance with all applicable laws.  The Colorado liquor agencies have the full power to limit, condition, suspend or revoke any liquor license and any disciplinary action could (and revocation would) have a material adverse effect upon the operations of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., or the applicable Colorado Casino.  Each Colorado Casino holds a retail gaming tavern liquor license for its casino, hotel and restaurant operations.

     Currently, no person directly or indirectly interested in any of the Colorado Casinos may be directly or indirectly interested in many other types of liquor licenses, but, after a change in law takes effect in the summer 2004, may have an interest in a hotel and restaurant liquor license.  No person can hold more than three retail gaming tavern liquor licenses.  The remedies of certain lenders may be limited by applicable liquor laws and regulations.

Florida

     On June 15, 1995, the Florida Department of Business and Professional Regulation, acting through its division of pari-mutuel wagering (the “Florida Division”), issued its final order approving Pompano Park as a pari-mutuel wagering permit holder for harness and quarter horse racing at Pompano Park. The Florida Division approved Pompano Park’s license to conduct a total of 149 live evening performances for the season beginning July 1, 2003 to June 30, 2004. Although we do not presently intend to conduct quarter horse racing operations at Pompano Park, we may do so in the future, subject to Florida Division approval. The Florida Division must approve any transfer of 10% or more of stock of a pari-mutuel racing permit holder such as Pompano Park.

     The Florida Statute and the applicable rules and regulations thereunder (the “Florida Statute”) establishes license fees, the tax structure on pari-mutuel permit holders and minimum purse requirements for breeders and owners. The Florida Division may revoke or suspend any permit or license upon the willful violation by the permit holder or licensee of any provision of the Florida Statute. Instead of suspending or revoking a permit or license, the Florida Division may impose various civil penalties on the permit holder or licensee. Penalties may not exceed $1,000 for each count or separate offense.

     Pursuant to a Florida Division order and recent enactments to the Florida Statute, Pompano Park is also authorized to conduct full-card pari-mutuel wagering on: (1) simulcast harness races from outside Florida throughout the racing season and (2) night thoroughbred races within Florida if the thoroughbred permit holder has decided to simulcast night races. Pompano Park has been granted the exclusive right in Florida to conduct full-card simulcasting of harness racing on days during which no live racing is held at Pompano Park. However, on non-race days, Pompano Park must offer to rebroadcast its simulcast signals to pari-mutuel facilities that are not thoroughbred parks in Pompano Park’s market area. In addition, Pompano Park may transmit its live races into any dog racing or jai alai facility in Florida, including Dade and Broward counties, for intertrack wagering. The Florida Statute establishes the percentage split between Pompano Park and the other facilities receiving such signals. Recent legislation in Florida provided certain reductions in applicable tax and license fees related to intertrack wagering on broadcasts of simulcast harness racing and thoroughbred racing. We believe that simulcast rights at Pompano Park and the recent changes in the Florida Statute are important to Pompano Park’s operating results.

     The Florida Statute permits pari-mutuel facilities licensed by the Florida Division to operate card rooms in those counties in which a majority vote of the County Commission has been obtained and a local ordinance has been adopted.  Pompano Park reopened its card room in fiscal year 2004 after State Legislation was amended authorizing card game pot limits to be eliminated and bets limits of $2 per bet were imposed.

Bahamas

     In 1969, the Government of The Bahamas enacted the Lotteries and Gaming Act.  This legislation, together with its regulations, govern and regulate gaming.  The Gaming Board is the body that regulates the operation of casinos.  The gaming license is renewable annually.  All casino workers must be approved by the Board and are issued certificates, which are also renewable on an annual basis.  There is a basic annual gaming tax of $200,000 payable in six equal shares.  In addition a winnings tax is also imposed and is based on the following scale:

              Winnings of    $10,000,000                                     25%

            $10,000,001 - $16,000,000             20%

            $16,000,001 - $20,000,000             10%

            amounts exceeding $20,000,001         5%

     The Minister of Tourism has responsibility for gaming and acts in consultation with the Gaming Board.  A license can be cancelled if a fraudulent or misleading representation has been supplied to the Board or if there is a breach of restrictions or conditions imposed by the Minister.  There is however a right to be heard before cancellation is made final.  Citizens, permanent residents and holders of work permits are prohibited from gambling.  Those found doing so are guilty of an offense punishable by law.  The operator may also be liable if it knowingly allows any such persons to gamble in its establishment.

     Currently the Casino has an agreement to lease the premises housing its operations and a management agreement.  The Casino holds a number of other licenses including one with the Port Authority of Grand Bahama, a business license and liquor and dining and dancing licenses.

United Kingdom

     Gaming and gaming facilities in the United Kingdom are subject to regulation under the Gaming Act of 1968 (the “Gaming Act”). Under the Gaming Act, the Gaming Board for Great Britain (the “Gaming Board”) is charged with ensuring compliance with the Gaming Act and the regulations promulgated under the Gaming Act. Pursuant to its regulatory authority, the Gaming Board has issued detailed guidelines that govern licensing procedures as well as the management, operation and supervision of gaming facilities.

     The Gaming Act specifies that only individuals that have been a resident of Great Britain for at least six months or a company incorporated in Great Britain can apply for a license to operate, or operate, a casino in Great Britain. The Gaming Act does not prohibit foreign ownership in casinos operated by a resident of Great Britain. Casinos can be located only in certain designated areas known as “permitted areas,” of which there currently are fifty-three; 142 gaming facilities currently are operating in these permitted areas.

     A casino operator must obtain a Certificate of Consent from the Gaming Board prior to submitting an application for a gaming license. Before it grants a Certificate of Consent, the Gaming Board must be satisfied that the applicant is “fit and proper” to operate a gaming facility. To be deemed fit and proper, the applicant must convince the Gaming Board of its ability to diligently comply with the Gaming Act and the regulations promulgated thereunder. The applicant also must convince the Board that gaming in the proposed gaming facility would be conducted fairly and properly and without disorder or disturbance. The Board also evaluates the character, reputation and financial standing of both the applicant and any entity that would operate or hold a significant ownership interest in the gaming facility.

     The Certificate of Consent, if granted, permits the recipient to apply for a gaming license for a specific location. Additional Certificates of Consent are required for additional locations. The Certificate of Consent requires that any gaming license application be submitted within one year and may restrict the type of gaming for which the applicant may seek a license.

     The applicant must submit an application to a Justice of the local Magistrates Court (the “Licensing Justice”), seeking a license to provide commercial gaming in the location specified by the Certificate of Consent. The license application must include the name and description of the facility to be used for gaming. A copy of the application also must be filed with the Gaming Board, a designated officer of the police, the relevant local authority, the relevant fire authority and the relevant collector of duty. Within 14 days of submitting the license application, the applicant must publish a notice in the local newspaper stating that such application has been made. The applicant also must post notice outside the facility for which the gaming license has been requested. A copy of the newspaper notice must be sent to the licensing authority before the application will be considered.

     Gaming Board regulations provide guidelines under which the Licensing Justices review license applications. Under current regulations, before granting a license, the Justice must determine that there exists “substantial demand for gaming facilities of the kind proposed to be provided on the relevant premises.” The Justice also must be satisfied that current gaming facilities are either not available in an area that is reasonably accessible to prospective players or, where such facilities are available, the current gaming facilities are insufficient to meet current demand. The Justice also must evaluate the suitability of the proposed gaming facility, including the lay-out of the facility and the character, condition and location of the facility, and whether the applicant is fit and proper to be a holder of the license under the Gaming Act.

     The Gaming Board regulations also establish detailed guidelines governing the operation, management and supervision of gaming facilities. Under the Gaming Board guidelines, an inspector must supervise the croupiers who are normally in charge of two gaming tables, under the direction of a pit boss. The role of the inspector is to verify large payouts, ensure compliance with gaming regulations, confirm verbal bets and resolve player disputes. Gaming Board guidelines also require that management and inspectors have a clear view of the tables and all players at all times. Gaming facilities also must be designed to permit adequate supervision by the police and the Gaming Board’s inspectors.

     The transfer of 15% or more of the voting power of a casino triggers an obligation on the part of the holder of the existing Certificate of Consent to apply to the Gaming Board for a continuance of its Certificate of Consent. The Gaming Board will evaluate whether the transferee is fit and proper to hold a gaming license and meets the tests discussed above.

     The government of the United Kingdom has sponsored new legislation to liberalize gaming in a socially responsive manner in light of developments in the industry and new technology.  Under proposed legislation, a new gambling commission would be created to oversee license applications and establish new regulations for gaming in the United Kingdom. The proposed legislation would involve a significant deregulation of the casino industry including:

  removing the requirement that gaming facilities operate as private members’ clubs, including the statutorily prescribed 24-hour interval between membership and play;
  extending the gaming products available;
  abolishing the demand test and permitted area rules;
  allowing large casinos specific numbers of gaming machines with a broader range of stakes and prizes;
  allowing casinos to offer live entertainment and to advertise; and
  allowing a new category of regional casinos.
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

     Our riverboats operated in Louisiana and Iowa must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and hold U.S. Coast Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and require licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat’s Certificate of Documentation and Inspection could preclude its use as a riverboat casino. Each of our riverboats is inspected annually and, every five years, is subject to dry-docking for inspection of its hull, which could result in a temporary loss of service.

     The barges are inspected by third parties and certified with respect to stability and single compartment flooding integrity. Our casino barges must also meet local fire safety standards. We would incur additional costs if any of our gaming facilities were not in compliance with one or more of these regulations.

     Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number.  U.S. Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000 if we know, suspect or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements.  Substantial penalties can be imposed against us if we fail to comply with these regulations.

     All of our shipboard employees, even those who have nothing to do with our operation as a vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers’ compensation awards.

ITEM 2.             PROPERTIES.

The Isle-Lake Charles

     We own approximately 2.7 acres and lease approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles.  This lease currently expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each.  Rent under the Isle-Lake Charles lease is currently $1.5 million per year and is subject to increases based on the Consumer Price Index (“CPI”) and construction of hotel facilities on the property.

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

The Isle-Biloxi

     We lease the Biloxi berth from the Biloxi Port Commission at an annual rent of the greater of $500,000 or 1% of the gross gaming revenue net of state and local gaming taxes. The lease terminates on July 1, 2009 and we have the option to renew it for seven additional terms of five years each subject to increases based on the CPI, limited to 6% for each renewal period.

     We lease the real estate upon which some of our land-based facilities are located from the City of Biloxi and the Mississippi Secretary of State at an annual rent of $530,000 per year, plus 3% of the Isle-Biloxi’s gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2009, but it is renewable at our option for five additional terms of five years each and a sixth option renewal term, concluding on January 31, 2034, subject to rent increases based on the CPI, limited to 6% for each renewal period. In April 1994, we entered into an addendum to this lease that requires us to pay 4% of our gross non-gaming revenue, net of sales tax, complimentaries and discounts.  Additional rent will be due to the City of Biloxi for the amount of any increase from and after January 1, 2016, in the rent due to the State Institutions of Higher Learning under a lease between the City of Biloxi and the State Institutions of Higher Learning and for any increases in certain tidelands leases between the City of Biloxi and the State of Mississippi.

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

     In August 2002, we entered into a lease for two additional parcels of land adjoining the Isle-Biloxi and the hotel.  On the parcel adjoining the Isle-Biloxi, we constructed a multi-level parking garage that has approximately 1,000 parking spaces.  There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces.  We are constructing a 400 room addition to the existing hotel on the parcel leased next to the existing hotel.  In addition, we may construct a hotel above the parking garage.  This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of 40 years, with one option to renew for an additional 25 years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph.  When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease initially will be at least a minimum amount of $2,500,000 for the lease year ended July 31, 2003, such minimum to increase thereafter over time in accordance with a formula based on anticipated timing for completion of the parking garage construction and the hotel construction, up to a minimum rent of $3,733,000.  Such amounts are subject to decreases due to market adjustments and increases based on the CPI.  Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting.  If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.  We have a further annual rent obligation under this lease capped at $125,000 (although it may be a lesser amount) for up to two years; this rent obligation is not included in the minimum rent calculations.

     In connection with and pursuant to a settlement between the City of Biloxi and the State of Mississippi concerning the control and management area where the Isle-Biloxi is located, we also have agreed to pay the City of Biloxi’s lease obligations to the State of Mississippi.  This amount is $500,000 per year, payable on June 30, subject to increases based on the CPI and decreases if there are other tenants of the subject property.  This obligation ends after June 2018, but may be renewed for 30 years.

     We have also entered into a joint venture arrangement to sublease property containing a two-level parking garage next to the Isle-Biloxi.  Our annual rent under this lease is approximately $200,000.  The current term is for two years expiring December 31, 2004, with a renewal option for another two years (under which our annual rent would increase to approximately $212,500).  We are currently in the process of extending the original two-year term by an additional year, at the current annual rent amount.  This extension would expire on December 31, 2005.

The Isle-Vicksburg

     We own approximately 13.1 acres of land in Vicksburg, Mississippi for use in connection with the Isle-Vicksburg. We own an additional 13 acres of land in Vicksburg on which we operate off-site parking and a recreational vehicle park. We also entered into a lease for approximately five acres of land adjacent to the Isle-Vicksburg to be used for additional parking.

The Isle-Natchez

     Through numerous lease agreements, we lease approximately 64 acres of land in Natchez, Mississippi that is used in connection with the operations of the Isle-Natchez.  Unless terminated by us at an earlier date, the lease expiration dates through 2037.  Rents under the leases currently total approximately $97,000 per month.  We also lease approximately 7.5 acres of land that is utilized for parking at the facility.  We own approximately 6 acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

The Isle-Kansas City

     We lease approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City facility.  The term of the lease is 10 years, expiring in October 2006, and we have the option to renew the lease for 8 additional terms of 5 years each.  Rent under the lease is currently $3.0 million per year, subject to the higher of $3.0 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

The Isle-Boonville

     We lease the site from the City of Boonville under a lease agreement, which has a term of 99 years.  We were required to pay $1.7 million to the City of Boonville as a lump sum rent payment during construction of the casino.  There was no rent due after the casino opening date.

     We were, however, assessed additional amounts by the City of Boonville based on a 3.5% tax on gaming revenue, which we recognized as additional rent.

The Isle-Bettendorf

     We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of the Isle-Bettendorf.  We also lease approximately 8 acres of land on a month-to-month basis from an entity owned by members of Bernard Goldstein’s family, including Robert S. Goldstein and Jeffrey D. Goldstein, which we utilize for parking and warehouse space.  The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $23,360 per month.

The Rhythm City-Davenport

     Pursuant to various lease agreements, we lease approximately 12 acres of land in Davenport, Iowa used in connection with the operations of Rhythm City-Davenport.  The aggregate annual rent on these leases is approximately $0.7 million and they have varying expiration dates through 2022.  We also own a 121-room hotel on approximately one acre of land located several blocks northeast of the Rhythm City-Davenport.

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

The Colorado Central Station-Black Hawk

     We own and lease approximately 7.1 acres of land in Black Hawk, Colorado for use in connection with the Colorado Central Station-Black Hawk.  We lease additional parcels of land adjoining the Colorado Central Station-Black Hawk for parking.  This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding June 1, 2094.  Annual rent is $480,000 and renewals are subject to 20% rent increases over the rate of the previous term.  We also entered into a lease for additional parking.  This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094.  Annual rent is $1.67 million indexed to correspond to any rise or fall in the CPI at one-year intervals beginning June 1, 1996, not to exceed a 3% increase or decrease from the previous year’s rate.

The Colorado Grande-Cripple Creek

     We lease approximately 0.57 acres of land in Cripple Creek, Colorado for use in connection with our land-based facilities.  We lease this land at an annual rent at the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000.  This lease is for an initial term of fifteen years, expiring in January 2006, with an option to renew for fifteen years with the final option period concluding January 31, 2021.

Pompano Park

     We own approximately 220 acres at Pompano Park.

The Isle-Our Lucaya

     We sublease the casino property under an agreement that is in effect until December 2012, and requires us to make payments under the following terms: (1) $2.0 million per year in equal monthly installments due on the first of each month for the first two years ending November 30, 2006, (2) the annual amount increases to $2.5 million in years 3 and 4 of the lease, and then to $3.0 million for the remainder of the lease, (3) plus $125,000 per year in equal monthly installments due on the first of each month for common area maintenance and (4) plus a minimum room buy of 50 from the hotel at a rate of $54 per night.  After the second year of the lease, if earnings before income taxes, depreciation and amortization fall below $3.0 million, we have the option to cancel with a one-year notice.

     Additionally, the agreement requires us to pay a monthly resort marketing fee (the “Fee”).  This Fee is calculated at six percent of annual gross revenues of the casino, where such receipts are in excess of $33.3 million a year for the first two years, $40.0 million a year for years three and four and $45.0 million a year for years five through ten.

Blue Chip-Dudley

     Through our two-thirds ownership interest in Blue Chip PLC, we own the 15,000 square-foot building that contains the Blue Chip-Dudley casino operation.  We also own an 8,000 square-foot office building that we intend to demolish to create additional parking for the casino.

Blue Chip-Wolverhampton

     Through our two-thirds ownership interest in Blue Chip PLC, we own the 15,000 square-foot building that contains the Blue Chip-Wolverhampton casino operation.

Coventry

     We entered into a 25-year lease in December 2003, to lease approximately 120,000 square feet within the arena compound that will be used in connection with the operation of the Isle-Coventry.  In addition to the payment of £2.0 million plus value added tax (“VAT”) in December 2003 ($3.5 million as of April 25, 2004, based on published exchange rates), the lease requires us to pay two equal payments of £2.0 million plus VAT over the next eighteen months as prepaid rent. Upon commencement of the lease in eighteen to twenty-four months, we will pay approximately £1.3 million plus VAT ($2.3 million as of April 25, 2004, based on published exchange rates) per year offset by the £6.0 million plus VAT ($10.6 million as of April 25, 2004, based on published exchange rates) prepaid rent and interest of 8% per annum on the unpaid balance that reduces annual rent expenses over 15 years.

Other

     We own all of the riverboats and barges utilized at our facilities.  We also own or lease all of our gaming and non-gaming equipment.

     We lease our corporate office in Biloxi and our corporate office in Boca Raton, Florida.

     We have various property leases and options to either lease or purchase property that are not directly related to our existing operations and that may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects.

ITEM 3.  LEGAL PROCEEDINGS.

     In April 1994, one of our subsidiaries was named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages.  In June 2002, this district court denied the Motion for Class Certification, but this decision has been appealed. Oral arguments were heard in January 2004, and a decision is expected sometime during 2005.  Therefore, we are still unable at this time to determine what effect, if any, the suit would have on our consolidated financial position or results of operations.  The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

     In August 1997, a lawsuit was filed which sought to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue, to various local governmental entities, including the City of Bossier City and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004.  The trial court rendered a ruling in favor of the defendants, finding that although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration.  Louisiana Riverboat Gaming Partnership’s contract expired on April 14, 2004.  Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute.  Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not at issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties.  The plaintiffs have appealed the trial court’s ruling to the Second Circuit Court of Appeal.  We will continue to vigorously defend this matter as may be required.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.7 million as of April 25, 2004 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism appealed the matter and the appeal was heard in April 2002.  The Athens Appeal Court recently issued certified copies of judgments denying the Ministry’s appeals, however the Ministry has elected to appeal this matter further.  We are currently taking action to have this matter set for a hearing.  Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty.  We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

     On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri, against us and a subsidiary, alleging a breach of a 1993 contract entered into by the County, that subsidiary, and guaranteed by Lady Luck Gaming Corporation (now our wholly owned subsidiary) relating to the development of a casino-site near Kimmswick, Missouri.  The suit alleges damages in excess of  $10.0 million.  The case has been moved to the state court.  Discovery is ongoing and the matter has been set for a trial during April 2005.  The outcome of this matter cannot be predicted with any degree of certainty.  We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Annual Meeting of Stockholders

The Annual Meeting of Stockholders was held October 10, 2003, at which time the following matters were submitted to a vote of the stockholders:

(1)    To elect six persons to the Board of Directors;

(2)    To approve an amendment to our 2000 Long-Term Stock Incentive Plan to increase the number of shares of our common stock available for issuance thereunder by 1,500,000 shares; and

(3)    To ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending April 25, 2004.

At the Annual Meeting of Stockholders, each of the following individuals were elected to serve as directors of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:

Name	For	Withheld	Against

Bernard Goldstein	25,252,743	3,797,407	-
Robert S. Goldstein	25,338,348	3,711,802	-
Alan J. Glazer	27,721,274	1,328,876	-
Emanuel Crystal	27,720,921	1,329,229	-
Randolph Baker	28,092,655	957,495	-
Jeffrey Goldstein	25,334,971	3,715,179	-

The voting on the other matters as ordered at the Annual Meeting of Stockholders was as follows:

Matter	For	Against	Abstained	Not Voted

Approval of amendment to the Company’s 2000 Long-Term Stock Incentive Plan	20,795,638	4,079,567	35,411	4,139,534

Selection of Ernst & Young LLP	28,737,966	299,348	12,836	-

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER

                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

                 i.      Market Information.  Our common stock is traded on the NASDAQ National Market under the symbol “ISLE”.  The following table presents the high and low closing sales prices for our common stock as reported by the NASDAQ National Market for the fiscal periods indicated.

	High	Low

Fiscal Year Ended April 24, 2005
First Quarter (through June 23, 2004)	$ 23.55	$ 17.50

Fiscal Year Ended April 25, 2004
First Quarter	$ 18.13	$ 12.83
Second Quarter	21.94	16.27
Third Quarter	23.41	18.47
Fourth Quarter	26.45	19.90

Fiscal Year Ended April 27, 2003
First Quarter	$ 22.89	$ 16.00
Second Quarter	22.65	12.05
Third Quarter	14.06	11.75
Fourth Quarter	13.01	11.14

                 ii.      Holders of Common Stock.  As of June 23, 2004, there were 1,816 holders of record of our common stock.

                iii.      Dividends.  We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of the company.  In addition, our Senior Secured Credit Facility and the indentures governing our 7% Senior Subordinated Notes and our 9% Senior Subordinated Notes limit our ability to pay dividends.  See “Item 8-Financial Statements and Supplementary Data-Isle of Capri Casinos, Inc.-Notes to Consolidated Financial Statements - Note 7.”  Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.  Further, there can be no assurance that our current and proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends.  In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends.  If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock.  See “Item 1-Business-Regulation and Licensing.”

             iv.      Equity Compensation Plans.  The following table provides information about securities authorized for issuance under our 1992, 1993 and 2000 Employee Stock Option Plans, and our Deferred Bonus Plan, for the fiscal year ended April 25, 2004.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,655,314	$11.35	1,288,600

Equity compensation plans not approved by security holders	-	-	-

Total	3,655,314	$11.35	1,288,600

(b)  Issuance of Unregistered Securities

None.

(c)  Purchases of our Common Stock

      The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

Period

January 26, 2004 to February 22, 2004	-	$-	-	1,300,400

February 23, 2004 to March 28, 2004	-	-	-	1,300,400

March 29, 2004 to April 25, 2004	-	-	-	1,300,400

Total	-	$-	-	1,300,400

(1) We have purchased our common stock under two separate repurchase programs.  The first program, which allowed repurchase of up to 1,500,000 shares was announced on November 15, 2000, and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001.  The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares.  To date, we have purchased 3,199,600 shares of our common stock under the two programs.  These programs have no approved dollar amounts, nor expiration dates.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA.

     The following table presents our selected consolidated financial data for the five most recent fiscal years, which is derived from our audited consolidated financial statements and the notes to those statements.  Because the data in this table does not provide all of the data contained in our consolidated financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, including the related notes contained elsewhere in this document and other data we have filed with the U.S. Securities and Exchange Commission.

	Fiscal Year Ended (1)

	April 25,	April 27,	April 28,	April 29,	April 30,
	2004	2003	2002	2001	2000

Income Statement Data:	(dollars in millions, except per share data)
Revenues:
Casino	$1,124.3	$1,051.5	$1,057.0	$957.1	$619.4
Rooms	44.6	49.2	56.0	50.7	24.8
Pari-mutuel commissions and fees	20.3	23.9	23.5	22.2	22.0
Food, beverage and other	145.7	140.8	152.1	148.3	93.6

Gross revenues	1,334.9	1,265.4	1,288.6	1,178.3	759.8
Less promotional allowances	221.8	199.7	203.3	195.5	113.1

Net revenues	1,113.1	1,065.7	1,085.3	982.8	646.7
Operating expenses:
Casino	183.5	181.7	194.9	183.9	109.9
Gaming taxes	245.6	229.5	227.0	192.6	122.6
Rooms	10.0	11.6	13.3	12.1	5.8
Pari-mutuel	15.4	16.9	16.8	16.2	16.4
Food, beverage and other	32.7	34.1	35.8	32.0	19.1
Marine and facilities	65.8	65.9	70.0	63.6	39.9
Marketing and administrative	308.4	283.7	286.0	257.9	170.7
Valuation charge	-	1.9	61.4	1.0	-
Preopening	2.3	-	3.9	0.2	3.4
Other charges	-	-	-	8.2	-
Depreciation and amortization	90.1	76.6	72.1	69.1	42.3

Total operating expenses	953.8	901.9	981.2	836.8	530.1

Operating income	159.3	163.8	104.1	146.0	116.6
Interest expense	(83.5)	(82.6)	(89.2)	(98.9)	(60.4)
Interest income	0.9	0.6	0.9	5.1	4.7
Loss on early extinguishment of debt	(26.1)	-	(7.0)	-	(1.6)
Minority interest	(10.1)	(9.5)	(7.7)	(6.4)	(3.7)
Equity in income (loss) of unconsolidated joint ventures	-	-	-	(0.2)	0.3

Income before income taxes	40.5	72.3	1.0	45.6	55.9
Income taxes	12.8	26.7	1.1	20.5	24.8

Net income	$27.7	$45.6	$-	$25.1	$31.1

Adjusted net income (2)	N/A	N/A	N/A	$35.0	$36.7

(Footnotes follow table)

	Fiscal Year Ended (1)

	April 25,	April 27,	April 28,	April 29,	April 30,
	2004	2003	2002	2001	2000

Income Statement Data (continued):	(dollars in millions, except per share data)
Income per common share:
Basic	$0.94	$1.57	$-	$0.84	$1.18
Diluted	$0.91	$1.50	$-	$0.80	$1.11
Adjusted income per common share:
Basic (2)	$-	$-	$-	$1.17	$1.40
Diluted (2)	$-	$-	$-	$1.11	$1.32

Other Data:
Net cash provided by (used in):
Operating activities	$173.2	$138.2	$153.6	$74.2	$130.5
Investing activities	$(159.1)	$(126.6)	$(100.6)	$(225.4)	$(258.0)
Financing activities	$25.9	$6.4	$53.2	$59.9	$210.3
Capital expenditures	$151.6	$58.4	$98.3	$159.3	$104.6

Operating Data:
Number of slot machines (3)	14,772	13,755	14,649	13,604	12,018
Number of table games (3)	452	335	383	395	413
Number of hotel rooms (3)	2,993	2,854	3,869	3,912	2,538
Average daily occupancy rate (4)	84.7%	78.9%	85.0%	85.3%	84.9%

Balance Sheet Data:
Cash and cash equivalents	$134.6	$94.6	$76.6	$76.7	$168.0
Total assets	1,524.0	1,408.2	1,345.6	1,382.9	1,305.5
Long-term debt, including current portion	1,088.9	1,028.0	1,009.3	1,039.1	962.9
Stockholders' equity	241.4	203.9	159.2	166.0	155.5

(1) The operating results and data presented for fiscal years prior to fiscal year 2001 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Kansas City, which we acquired on June 6, 2000, the Lady Luck-Las Vegas, which we acquired on September 12, 2000, and the Rhythm City-Davenport, which we acquired on October 10, 2000. The operating results and data presented for fiscal years prior to fiscal year 2002 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Boonville, which opened on December 6, 2001.  The operating results and data presented for fiscal years prior to fiscal year 2003 are not comparable to other fiscal years presented as we ceased operations at the Isle-Tunica on September 3, 2002, and acquired the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek on April 22, 2003.  The operating results and data presented for fiscal years prior to fiscal year 2004 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Our Lucaya, which we opened on December 15, 2003, the Blue Chip-Dudley, which we acquired on November 28, 2003, and the Blue Chip-Wolverhampton, which we opened on April 22, 2004.  We also ceased operations at the Lady Luck-Las Vegas on September 3, 2003.

(2) Excludes amortization of goodwill and other indefinite-lived intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

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

Executive Overview

     We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally.  We investigate developing new locations, purchasing existing operations and expanding our current properties.  These activities require capital-intensive investments that have long-term return potential.  We have intentionally sought geographical diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations.  We currently operate casinos in Iowa, Colorado, Mississippi, Louisiana, and Missouri.  We operate a harness racing track in Florida.  Additionally, we have casino investments in Dudley and Wolverhampton, England and Freeport, Grand Bahama Island.

     In Iowa, we operate three casinos, which make up 18.9% of our net revenue.  We have two casinos in the Quad Cities: the Isle-Bettendorf and the Rhythm City-Davenport.  We also operate the Isle-Marquette.  Despite the reopening of a Native American casino in central Iowa and a 2% increase in the gaming tax rate, effective July 1, 2004, these properties are expected to remain stable and benefit from the strength of these markets in the near term.

     In Colorado, we have three casino operations, which make up 14.1% of our net revenue.  We have a fifty-seven percent interest in, and operate, two casinos in Black Hawk and a casino in Cripple Creek. In Black Hawk, the Isle-Black Hawk and the Colorado Central Station-Black Hawk give us a dominant position in the market that serves customers from the Denver Metropolitan Area.  To increase the appeal of both casinos, we are increasing the number of hotel rooms and parking spaces available in our casinos in this market. We are also constructing an elevated, weather-protected walkway to allow our customers to conveniently experience both the Isle-Black Hawk and the Colorado Central Station-Black Hawk.  The construction of these additional amenities has caused considerable disruption.  We are prioritizing our construction efforts to mitigate disruptions as quickly as possible.  However, we expect the effects of the disruptions to continue until spring 2005.

     In Mississippi, our four operations contribute 23.4% of our net revenues.  We operate the Isle-Biloxi, the Isle-Vicksburg, the Isle-Lula and the Isle-Natchez. In the Biloxi market, we have faced the challenges of construction disruption as we completed a 1,000-space parking garage in December of 2003 and we began construction of 400 new hotel rooms, new restaurants, expanded pool and spa facilities and other amenities.  We expect to complete these additions by the winter of 2005.  We believe that these additions will allow our Biloxi property to compete more effectively in a highly competitive market.  A new Hard Rock casino and hotel is under construction and is expected to open in spring 2005 and other projects are in various stages of planning and development.  The Isle-Vicksburg also faces strong competition as its competitors continue to make large capital and marketing investments.  The Isle-Lula has had to face a relatively weak economy in eastern Arkansas, its main feeder market.

     In Louisiana, our two properties contribute 25.2% of our net revenues. We are facing increased competition in both the Lake Charles and Bossier City markets. In Lake Charles, the addition of slot machines to the horseracing track has had a continuing negative impact on the Isle-Lake Charles.  The Isle-Lake Charles will also face an additional competitor in the market beginning in 2005. In response, we have expanded our Grand Palais vessel by adding a third gaming deck and are renovating the two original decks, with disruption ending in July 2004.  The Isle-Bossier City faces additional competition from a horseracing track that recently added slot machines. Likewise, a competing Native American casino has entered the southern Oklahoma market, further pressuring the Isle-Bossier City’s customer base in the Dallas, Texas area. The Isle-Bossier City recently completed a new 265-room hotel, a new restaurant, a new entertainment center, and a new pool and spa. The intense competitive environment in our Louisiana markets has adversely affected these operating margins.

     In Missouri, we operate two properties contributing 14.5% of our net revenue.  The Kansas City property's operating performance has benefited from capital investment despite aggressive marketing by nearby properties and by the opening of an expansion by a neighboring competitor.  Additionally, two competitors have announced expansion projects, which are expected to be completed in the next 3 years.  The Isle-Boonville continues to provide stable operating results.

     Our international operations account for a small percentage of our overall operations.  We are, however, excited about the growth opportunities in the United Kingdom.  We believe we are in a strong position to take advantage of the possible liberalization of gaming in the United Kingdom.  We also operate the Isle-Our Lucaya as a higher-end player incentive.  The ramp up of this property has been slower than we expected. To improve our results, we are focusing on airlifting patrons and cross-property marketing efforts.

Critical Accounting Estimates

     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles that require our management to make estimates and assumptions that affect reported amounts and related disclosures.  Management identifies critical accounting estimates as:

  those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made those estimates where, had we chosen different estimates or assumptions, the resulting differences would have had a material impact on our financial condition, changes in financial condition or results of operations; and
  those estimates that are reasonably likely to change from period to period, resulting in a material impact on our financial condition, changes in financial condition or results of operations.

     Based upon management’s discussion of the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, we believe the following accounting estimates involve a higher degree of judgment and complexity.

Goodwill and Other Intangible Assets

     At April 25, 2004, we had goodwill and other intangible assets with indefinite useful lives of $406.1 million, representing 27% of total assets.  Effective April 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the company below its carrying value.  We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2004 and determined that goodwill and other indefinite-lived intangible assets were not impaired.  For properties with goodwill and/or other intangible assets with indefinitive lives, this test requires the comparison of the implied fair value of each property to carrying value.  The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition.  Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

     At April 25, 2004, we had property and equipment of $907.5 million, representing 60% of total assets.  We capitalize the cost of property and equipment.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Costs incurred in connection with the company’s “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties.  We depreciate property and equipment on a straight-line basis over their estimated useful lives.  The estimated useful lives are based on the nature of the assets as well as our current operating strategy.  Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.  We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets.  Such an impairment loss would be recognized as a non-cash component of operating income.

Self-Insurance Liabilities

     We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers’ compensation insurance and general liability insurance.  Claims in excess of this maximum are fully insured through a stop-loss insurance policy.  We accrue for these liabilities based on claims filed and estimates of claims incurred but not reported.  We also rely on independent consultants to assist in the determination of estimated accruals.  While the total cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments.

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

     We routinely face challenges from federal and other tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We record tax accruals for probable exposures associated with the various filing positions in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

Slot Club Awards

    We reward our slot customers for their loyalty based on the dollar amount of play on slot machines.  We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions.  Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Results of Operations

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Year Ended

	April 25,	April 27,	Variance	Variance
	2004	2003	$	%

Net revenues:
Mississippi	$260,912	$263,201	$(2,289)	(0.9%)
Lousiana	280,176	286,303	(6,127)	(2.1%)
Missouri	161,445	154,372	7,073	4.6%
Iowa	210,486	192,958	17,528	9.1%
Colorado	156,617	104,878	51,739	49.3%
International	9,401	-	9,401	N/M
Corporate and other	34,106	64,019	(29,913)	(46.7%)

Total net revenues	$1,113,143	$1,065,731	$47,412	4.4%

Operating income:
Mississippi	$44,075	$47,460	$(3,385)	(7.1%)
Lousiana	37,693	52,041	(14,348)	(27.6%)
Missouri	23,762	22,981	781	3.4%
Iowa	43,300	35,202	8,098	23.0%
Colorado	41,581	33,001	8,580	26.0%
International	(4,953)	-	(4,953)	N/M
Corporate and other	(26,103)	(26,916)	813	3.0%

Operating income	$159,355	$163,769	$(4,414)	(2.7%)

 Our results of operations for the fiscal year ended April 25, 2004 reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the

Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Lady Luck-Las Vegas, the Isle-Our Lucaya, Blue Chip-Dudley, Blue Chip-Wolverhampton and Pompano Park. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas. We operated the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval.  The Isle-Our Lucaya began operations in December of 2003. We purchased a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”) in November of 2003.  Blue Chip owns and operates a pub-style casino in Dudley, England, and a pub-style casino in Wolverhampton, England, which began operations in April of 2004.

     On April 22, 2003, the Isle-Black Hawk acquired the Colorado casino operations of International Game Technology (“IGT”) for $84.0 million adjusted for certain working capital adjustments.  The Colorado casino operations of IGT consist of the Colorado Central Station-Black Hawk, located in Black Hawk, and the Colorado Grande-Cripple Creek, located in Cripple Creek.  The Isle-Black Hawk recently began a $94.0 million expansion project in Black Hawk to significantly increase covered parking for both properties; expand the Isle-Black Hawk, add hotel rooms and a restaurant; and connect the properties with a skywalk that can service both the Isle-Black Hawk and the Colorado Central Station-Black Hawk.

     Our results of operations for the fiscal year ended April 27, 2003, reflect the consolidated operations of all of our subsidiaries, and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas and Pompano Park. Isle-Tunica ceased casino operations on September 3, 2002, prior to the sale of assets to Boyd Casino Strip, LLC on October 7, 2002.  On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas.  We continued to operate the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval.  Results also include the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek subsequent to their acquisition on April 22, 2003.

     Our results of operations for the fiscal year ended April 28, 2002, reflect the consolidated operations of all of our subsidiaries, and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas and Pompano Park. Results also include the Isle-Boonville subsequent to its opening on December 6, 2001.

     We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets, as new gaming facilities open and existing gaming facilities expand or enhance their facilities.  We believe that our operating results are materially affected by the economy and weather.

Fiscal Year Ended April 25, 2004 Compared to Fiscal Year Ended April 27, 2003

     Gross revenues for the fiscal year ended April 25, 2004, were $1.3 billion, which included $1.1 billion of casino revenue, $44.7 million of room revenue, $20.3 million of pari-mutuel commissions, $126.2 million of food and beverage revenue and $19.5 million of other revenue.  This compares to gross revenues for the fiscal year ended April 27, 2003 of $1.3 billion, which included $1.1 billion of casino revenue, $49.3 million of room revenue, $23.9 million of pari-mutuel commissions and $121.3 million of food and beverage and $19.5 million of other revenue.  Casino revenue increased 6.9%. In Colorado, a full year contribution by the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek added an additional $59.6 million in casino revenue.  Additionally, Isle-Black Hawk’s casino revenue increased $3.7 million.  We were pleased when a statewide referendum that would have allowed video lottery terminals in all of the state’s horse racing tracks was defeated.  The gains in Colorado were partially offset by the closing and subsequent sale of the Isle’s Tunica and Las Vegas locations.  Because of construction disruptions and increase in the number of competitors, the Isle-Bossier City saw casino revenue decrease by 5.2%.

     Room revenue decreased 9.2% compared to prior year.  The decrease was primarily attributed to a decrease of 1,019 hotel rooms resulting from the sale of the Isle-Tunica and the Lady Luck-Las Vegas.  The decrease was partially offset by increased room revenue at the Isle-Bossier City due to the completion of its 265-room hotel expansion in January of 2004.

     Pari-mutuel revenue earned at Pompano Park in Florida decreased by 14.9%.  The decrease is primarily attributable to the general decrease of onsite wagering on horse races.  Additionally, the park did not hold live races in July, August or September of 2003 to increase the purse pool for later races, thereby decreasing the number of live race days in fiscal year 2004 compared to fiscal year 2003.  Pompano Park plans to hold live races in July, August and September of 2004.

     Food and beverage revenue increased 4.0% from year to year.  The increase is primarily due to the addition of our Colorado properties.  Other revenue has remained essentially flat year over year.

     Promotional allowances, which are made up of complimentary revenue, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties.  These allowances increased by 11.1% in fiscal year 2004 primarily as a result of the addition of our Colorado properties as well as the maturing of the customer database at the Isle-Boonville.

     Casino operating expenses increased 1.0% over fiscal year 2003.  These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos.  The casino operating expenses incurred by the addition of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek were offset by the decrease in casino expenses because of the sale of our Las Vegas and Tunica properties.

     State and local gaming taxes increased by 7.0% compared to fiscal year 2003. Management continues to monitor efforts in various jurisdictions to increase gaming taxes on casino operators as states attempt to find ways to deal with budgetary shortfalls.  We continually strive to inform legislators and the general public of the benefits of keeping gaming taxes reasonable and fair. Our decision as to the amount and location of capital spending is greatly impacted by current and expected gaming tax rates.  Gaming taxes in Iowa will increase from 20% to 22% of adjusted gross receipts effective July 1, 2004.  Additionally, we will incur two prepaid assessments due on June 1, 2005 and June 1, 2006 of 2.125% for each of our Iowa licensee’s fiscal year 2004 adjusted gross receipts.  These assessments will be offset by a credit on future state gaming taxes of 20% each year beginning July 1, 2010 for five consecutive years.  We will also be required to reimburse Iowa for all monitoring and enforcement costs of the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

     Room expenses decreased 14.0% compared to fiscal year 2003.  The decrease in room expenses resulted from the sale of our hotel operations at the Isle-Tunica and the Lady Luck-Las Vegas.  These decreases were partially offset by the increase in room expenses from the addition of hotel rooms at the Isle-Bossier City.

 Pari-mutuel operating costs of Pompano Park in Florida decreased by 8.8% compared to fiscal year 2003.  Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

     Food and beverage expenses decreased 5.1%.  This decrease reflects the sale of the Isle-Tunica and the Lady Luck-Las Vegas.  These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses.  Food and beverage expenses as a percentage of gross food and beverage revenues decreased from 24.0% for the fiscal year ended April 27, 2003, to 21.9% for the fiscal year ended April 25, 2004.

     Marine and facilities expenses remained essentially flat.  These expenses included salaries, wages and benefits, operating expenses of the marine crews, insurance, housekeeping and general maintenance of the riverboats and floating pavilions.  The elimination of cruising requirements in Iowa beginning in May 2004 may yield additional cost reductions, which would partially offset the increase in the Iowa gaming taxes.

     Marketing expenses increased 9.5% year over year.  Marketing expenses included salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment.  Marketing expenses have increased as the company addresses construction disruptions and increasing competition in a number of its markets.

     Administrative expenses have increased 8.4% over fiscal year 2003.  Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.  Costs associated with new development increased substantially in fiscal year 2004 primarily due to activities in the St. Louis area and the United Kingdom.  We continue to seek new development opportunities and therefore expect that new development costs will continue at comparable levels in fiscal year 2005.

     We recorded a $26.1 million loss on the extinguishment of our $390.0 million 8.75% Senior Subordinated Notes.  These notes were replaced by the issuance of $500 million in 7% Senior Subordinated Notes.  We used the proceeds from the notes issuance not only to repay the $390 million 8.75% Senior Subordinated Notes, but also $37.5 million of our Senior Secured Credit Facility Term Loan B and $8.0 million of our Senior Secured Credit Facility Revolving Loans, and to pay premiums and debt issuance fees and expenses.  Remaining amounts were to be used for general corporate purposes.

     The valuation charge for the fiscal year ended April 27, 2003, totaling $1.9 million is a reserve for an impairment of our investment to date in Ardent Gaming, L.L.C., an unrelated third party.  The system being developed under the joint venture was substantially past due and we believed it was probable that we would not recover our investment.

     Depreciation expense increased by 17.5% compared to fiscal year 2003. Depreciation has increased as a result of the company’s capital expansion programs. This includes not only the improvements at Isle-Biloxi and Isle-Bossier City but also the company-wide project to update its slot product.

     Interest expense increased 1.1% as compared with fiscal year 2003. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights and is net of capitalized interest of $1.5 million in fiscal year 2004 as compared to $0.2 million in fiscal year 2003.

     Our effective tax rate was 31.7% for the fiscal year ended April 25, 2004, as compared to 37.0% for the fiscal year ended April 27, 2003. In the second fiscal quarter ended October 26, 2003, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years.  As a result, we analyzed our tax accruals and reduced income tax expense by approximately $3.4 million for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 31.7% for fiscal year 2004, excluding the minority interest’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes, as compared to 37.0% for the year ended April 27, 2003. Excluding the impact of these adjustments, our fiscal year 2004 effective rate would have been 40.1%, excluding the minority interest’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes.

.

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

     Casino revenue remained constant year over year on a company-wide basis.  A $38.5 million increase in revenue attributable to a full year of operations at the Isle-Boonville was offset by a $23.0 million decrease in revenue at the Isle-Lake Charles due to new competition and a $22.7 million decrease at the Isle-Tunica attributable to closing the property on September 3, 2002.

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

     Casino operating expenses for the fiscal year ended April 27, 2003 totaled $181.7 million, or 17.3% of casino revenue, versus $195.0 million, or 18.4% of casino revenue, for the fiscal year ended April 28, 2002.  These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos.  The decrease is primarily the result of closing the Isle-Tunica, a low margin property.

     For the fiscal year ended April 27, 2003, state and local gaming taxes totaled $229.5 million, or 21.8% of casino revenue, compared to $227.1 million, or 21.5% of casino revenue, for the fiscal year ended April 28, 2002, which is consistent with each state’s gaming tax rate for the applicable fiscal years.  Gaming taxes increased because a larger percentage of our casino revenue was earned in Missouri, a higher gaming tax jurisdiction, than in the previous year due to the opening of the Isle-Boonville and a 1.0% increase in the tax rate at the Isle-Bossier City effective April 1, 2002.  An additional 1.0% increase in the tax rate at the Isle-Bossier City became effective on April 1, 2003.

     Operating expenses for the fiscal year ended April 27, 2003, also included room expenses of $11.6 million, or 23.5% of gross room revenue compared to $13.3 million or 23.8% of gross room revenue for the fiscal year ended April 28, 2002.  The $1.8 million or 13.3% decrease in rooms expense was comparable to the decrease in rooms revenue.

     Pari-mutuel operating costs of Pompano Park totaled $16.9 million for the fiscal year ended April 27, 2003, compared to $16.8 million for the fiscal year ended April 28, 2002.  Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.  Pari-mutuel operating costs, as a percentage of pari-mutuel revenues have remained relatively stable at 70.7% for the fiscal year ended April 27, 2003, compared to 71.4% in the prior fiscal year.

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

     Marketing and administrative expenses totaled $283.7 million, or 26.6% of net revenue for the fiscal year ended April 27, 2003, versus $285.9 million, or 25.5% of net revenue for the fiscal year ended April 28, 2002.  Marketing expenses included salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment.  Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes.  The $2.2 million decrease in marketing and administrative expenses, or 0.2% of net revenue, is primarily due to a $2.6 million litigation settlement at the Isle-Lake Charles that was expensed in fiscal year 2002 and recovered as income in fiscal year 2003, offset by a $1.7 million increase due to increased competition.

     The valuation charge for the fiscal year ended April 27, 2003, totaling $1.9 million is a reserve for a loss contingency against the investment to date in Ardent Gaming, L.L.C., an unrelated third party.  The system being developed under the joint venture was substantially past due and we believed it probable that we would not recover our investment.  The valuation charge for the fiscal year ended April 28, 2002, totaling $61.4 million reflects the impairment charge of $59.2 million related to the write-down of our assets at the Isle-Tunica and the Lady Luck-Las Vegas.  On March 14, 2002, our Board of Directors resolved to sell or otherwise dispose of the property and equipment at the Isle-Tunica and the Lady Luck-Las Vegas.  As such, we recorded an impairment write-down of $59.2 million, representing the difference between the Isle-Tunica’s and the Lady Luck-Las Vegas’ carrying values of $80.7 million and their estimated fair values (less estimated costs to sell) of $21.5 million.  We ceased casino operations at the Isle-Tunica on September 3, 2002, which was 33 days prior to the sale of assets to Boyd Casino Strip, LLC on October 7, 2002.  On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas but continued to operate the casino until the purchaser’s designated gaming operator received regulatory approval.  We ceased operations as the Lady Luck-Las Vegas in fiscal year 2004.  As a result, the results of operations include the gaming operations for the Lady Luck-Las Vegas for the periods presented.  Also included in fiscal year 2002 was an impairment charge of $2.2 million relating to marine assets that have been in storage for future development and are currently offered for sale.

     Depreciation and amortization expense was $76.6 million for the fiscal year ended April 27, 2003, and $72.1 million for the fiscal year ended April 28, 2002.  Depreciation expense increased by $4.6 million in fiscal year 2003 as compared to the prior year consistent with an increase in fixed assets placed into service or acquired.  During the fourth quarter of fiscal year 2002, we reclassified the Isle-Tunica’s and the Lady Luck-Las Vegas’ property and equipment as assets held for sale due to the impairment of the assets.  Under this classification, we ceased depreciating these assets.  We estimate that the benefit from suspending depreciation associated with the assets held for sale was approximately $7.1 million in fiscal year 2003.

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

Our effective tax rate was 37.0% for the fiscal year ended April 27, 2003, as compared to 103.4% for the fiscal year ended April 28, 2002. The effective tax rate for the fiscal year ended April 28, 2002, was unusually high as a result of the lower pretax book earnings related to the valuation charge for the Isle-Tunica and the Lady Luck-Las Vegas.

Liquidity and Capital Resources

     At April 25, 2004, we had cash and cash equivalents of $134.6 million, compared to cash and cash equivalents of $94.6 million at April 27, 2003. The $40.0 million increase in cash and cash equivalents is the net result of $173.2 million net cash provided by operating activities, $159.1 million net cash used in investing activities and $25.9 million net cash provided by financing activities.

Investing Activities

     We invested $151.6 million in property and equipment during the fiscal year ended April 25, 2004.  The following table reflects expenditures for property and equipment on major projects in fiscal 2004 and 2003 and projected expenditures for these projects.

		Actual		Projected

		Fiscal Year	Fiscal Year	Fiscal Year
		Ended 4/27/03	Ended 4/25/04	Ending 4/24/05	Remaining

		(dollars in millions)
Property	Project

Isle-Biloxi	Construct hotel & parking facility	$ 6.0	$ 21.1	$ 29.8	$ 22.1
Isle-Bossier City	Construct hotel & entertainment center	6.4	38.2	1.5	3.9
Isle-Bossier City	Renovate casino	-	0.4	3.4	1.2
Isle-Marquette	Construct hotel	0.1	-	3.3	2.6
Isle-Lake Charles	Renovate hotel	1.0	-	-	-
Isle-Lake Charles	Renovate & expand casino	-	10.9	4.6	-
Isle-Kansas City	Renovate & expand casino	-	8.2	-	-
Isle-Black Hawk (57% owned)	Expansion & public improvements	1.4	8.0	46.0	38.6
Coventry	Construct leasehold improvements	-	-	18.9	76.0
Other UK properties	Construct leasehold improvements	-	-	4.9	-
All	Slot program	24.1	29.6	28.4	-
All	Other capital improvements	19.4	35.2	32.8	-

Total		$ 58.4	$ 151.6	$ 173.6	$ 144.4

     For the fiscal year ended April 25, 2004, we spent $35.2 million on other capital improvements and $29.6 million on our slot program.  The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.  In fiscal 2005, we expect to make $32.8 million in capital improvements to maintain our existing facilities and remain competitive in our markets; $28.4 million for our slot program; and $8.0 million for renovations and/or expansion to our casino areas at the Isle-Bossier City and the Isle-Lake Charles.

     In August 2002, we announced plans for a $135.0 million expansion at three of our casinos of which $59.3 million was spent during fiscal 2004.  The plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette.  This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

     The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, an Isle-branded Kitt’s Kitchen restaurant, a 12,000 square-foot multi-purpose center, an expanded pool and spa area and a 1,000-space parking facility, which was completed on December 19, 2003.  The parking garage will provide a podium for future expansion for an additional hotel tower.  Construction on the hotel began winter 2004 with projected completion in spring of 2005.

     The Isle-Bossier City plan, estimated at $50.0 million, was substantially complete and open by January 25, 2004.  This expansion features a hotel tower with 265 rooms, a Kitt’s Kitchen restaurant, a new pool and deck, and a 12,000 square-foot convention/entertainment center.

      The Isle-Marquette property phase of the plan will include $6.0 million in improvements including a 60-room Inn-at-the-Isle and improved parking.  The construction will commence once we have received local and regulatory permits and will last approximately 16 months.

     The Isle-Black Hawk plans to invest approximately $94.0 million in Black Hawk to significantly increase covered parking for both properties; expand the Isle-Black Hawk, add hotel rooms and a restaurant; and connect the properties by means of a skywalk.  Additionally, we will fund and construct public improvements, which include extending Main Street to connect directly to Colorado Route 119, approximately one half mile closer to Denver.  We expect completion of the casino expansion, skywalks, and restaurant and partial completion of the parking garage by spring of 2005.  Substantial completion of the public improvements is planned for summer 2005.  Completion of the hotel and the remainder of the parking garage is scheduled for spring of 2006.

     As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri themed casino in a commercial leisure complex currently under development in Coventry, England.  We plan to spend approximately $18.9 million in fiscal 2005 for design and architectural fees and mechanical and electrical build-out of the leased space.  The remaining $76.0 million, of the total $94.9 million approved for the project, will be spent during fiscal 2006 and 2007 to construct and equip the gaming floor and related casino areas.

     As we expand our international operations, we plan to invest approximately $4.9 million during fiscal 2005 in other properties in the United Kingdom.  Such spending will be primarily for design and architecture fees, as well as initial construction costs.

     In connection with our selection by the Illinois Gaming Board, as the successful bidder for the 10th Illinois gaming license, we plan to acquire, by merger, the stock of the company that currently owns the license, which is in bankruptcy.  If we are able to successfully complete this merger, in addition to our acquisition of the stock for $518.0 million, we intend to invest approximately $150.0 million to construct a 40,000 square-foot casino in Rosemont, Illinois.

     All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases.  In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Financing Activities

Contractual Obligations and Commercial Commitments

     The following table provides information as of April 25, 2004, about our contractual obligations and commercial commitments.  The table presents contractual obligations by due dates and related contractual commitments by expiration dates.

	Payments Due by Period
	(dollars in millions)

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$1,086.5	$8.0	$12.8	$362.7	$703.0

Capital Lease Obligations (2)	2.4	0.1	0.1	0.2	2.0

Operating Leases (2)	1,059.2	16.3	30.7	28.5	983.7

Other Long-Term Obligations (3)	189.2	77.3	111.9	-	-

Total Contractual Cash Obligations	$2,337.3	$101.7	$155.5	$391.4	$1,688.7

	Amount of Commitment Expiration per Period
	(dollars in millions)

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lines of Credit (1)	$271.0	$-	$-	$271.0	$-

Standby Letters of Credit (4)	26.2	26.2	-	-	-

Total Commercial Commitments	$297.2	$26.2	$-	$271.0	$-

(1) See Note 7, Long-Term Debt, in the accompanying notes to consolidated financial statements.

(2) See Note 9, Commitments, in the accompanying notes to consolidated financial statements.

(3) Other long-term obligations include current and future construction contracts as discussed under “Investing Activities” on page 60.  This amount also includes $5.3 million in open purchase orders at April 25, 2004.

(4) Standby letters of credit consists of the following: $18.5 million for the Isle-Black Hawk and Colorado Central Station, $2.1 million for gaming taxes, $4.3 million for workers’ compensation and $1.3 million for other.

     From the twelve months ended April 25, 2004, we received net cash of $25.9 million primarily in the following financing activities:

  We received proceeds from the issuance of new debt of $668.5 million.
  We made net reductions to our Revolving Credit Facilities and lines of credit of $5.9 million.
  We made principal payments on our Senior Secured Credit Facility and other debt of $603.1 million.
  We purchased and retired 106,500 shares of our common stock at a total cost of $2.0 million.
  We made cash distributions to a minority partner totaling $4.6 million.
  We paid $11.0 million in costs related to the issuance of the $500.0 million 7% Senior Subordinated Notes and related payment of redemption premiums of $19.8 million on our $390.0 million 8.75% Senior Subordinated Notes that we redeemed.
  We received proceeds from the exercise of stock options of $3.8 million.

     On April 26, 2002, we entered into a Senior Secured Credit Facility, which refinanced our prior facility.  This Senior Secured Credit Facility consists of a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008.  We are required to make quarterly principal payments on the $250.0 million term loan portion of our amended and restated Senior Secured Credit Facility.  Our payments are currently $625,000 per quarter and will increase to $59.4 million per quarter beginning in June 2007.  In addition, we are required to make substantial quarterly interest payments on the outstanding balance of our Senior Secured Credit Facility.  The proceeds were used to refinance $336.8 million of the prior facility.

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

     We plan to finance our proposed Rosemont, Illinois project through contributions of equity from Isle of Capri Casinos, Inc. and from a limited number of individual investors, who in the aggregate will own 20% of the project’s equity as required by Illinois law, with the remainder to be financed through non-recourse debt financing at the project level.  Our financing plan for the Rosemont project is subject to review and approval by the Illinois Gaming Board.

     We expect that available cash and cash from future operations, as well as borrowings under our Senior Secured Credit Facility and lines of credit, will be sufficient to fund future expansion and planned capital expenditures, service senior debt, and meet working capital requirements.  As of April 25, 2004, we had $236.0 million of unused credit capacity under the revolving loan commitment on our Senior Secured Credit Facility, $32.0 million of unused credit capacity under the Isle-Black Hawk’s Senior Secured Credit Facility and $4.0 million of available credit under other lines of credit.  The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through April 2007.  Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal.  There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

Debt Covenants

     We have various debt covenants as a result of the issuance of our senior credit facility secured by the assets of our restricted subsidiaries, two senior credit facilities secured by the assets of certain unrestricted subsidiaries, and two senior subordinated notes.  These covenants require our restricted subsidiaries and unrestricted subsidiaries to maintain certain defined financial performance measures, including a total leverage ratio below a maximum, a senior leverage ratio below a maximum, a fixed charge coverage ratio above a minimum, and a net worth ratio above a minimum.  In addition, these covenants constrain the restricted subsidiaries’ and unrestricted subsidiaries’ ability to (1) issue additional subordinated debt, (2) issue additional capital leases, (3) acquire lines of credit, (4) enter into interest rate hedge agreements, (5) allow liens to secure permitted additional capital leases, (6) issue additional contingent obligations, (7) permit the existence of liens on property or assets that secure the debt obligation, (8) purchase investments in non-cash equivalent securities, (9) incur capital expenditures in excess of permitted maximums, (10) repurchase shares, and (11) pay dividends.

     We are currently in compliance with all covenants contained in our senior and subordinated debt instruments as of April 25, 2004.  If we do not maintain compliance with these covenants, the lenders under the Senior Secured Credit Facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the Senior Secured Credit Facility.  Any significant deterioration of earnings could affect certain of our covenants.  Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments.  Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our Senior Secured Credit Facility.  The indentures governing our 7% Senior Subordinated Notes and our 9% Senior Subordinated Notes limit, among other things, our ability to borrow money, create liens, make restricted payments and sell assets.

     Effective as of April 25, 2004, the definition of Consolidated EBITDA, as defined in our Senior Secured Credit Facility, was amended to provide that redemption premiums, fees, costs and expenses incurred in the refinancing of indebtedness are added in the calculation of consolidated net income.

     If the current trend of construction disruption in Black Hawk, Colorado continues, we anticipate that the Isle-Black Hawk will be required to amend certain financial covenants in its Senior Secured Credit Facility to remain in compliance.  Although we cannot be certain that such amendments will be obtained from the lenders, we anticipate that they will be.  If these covenants are not amended, the Isle-Black Hawk’s Senior Secured Credit Facility would be subject to acceleration by its lenders.

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

Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” (“SFAS 4”). SFAS 145 is effective for fiscal years beginning after May 15, 2002. We adopted SFAS 145 on April 28, 2003. Losses on extinguishment of debt previously classified as extraordinary charges have been reclassified to conform to the provisions of SFAS 145. Upon adoption, the extraordinary loss on extinguishment of debt recorded in fiscal 2002 of $4.3 million, net of income tax benefit of $2.7 million, has been reclassified and included in income before income taxes on the accompanying consolidated statements of operations.  As a result, income before income taxes for fiscal 2002 decreased from $8.0 million to $1.0 million. Net loss and loss per share for fiscal 2002 remained unchanged.

     In January 2003, FASB issued Interpretation No. 46, as revised, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), which currently requires inclusion in consolidated financial statements of subsidiaries in which an enterprise has a majority voting interest. FIN 46R broadens application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For the first fiscal year or interim period beginning after June 15, 2003, the enterprise must apply FIN 46R to variable interest entities in which it holds a variable interest acquired prior to February 1, 2003. We do not expect FIN 46R to have a significant effect on our consolidated financial statements.

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

Senior Secured Credit Facility

     Our $150.0 million notional value interest rate swap agreements terminated in fiscal 2004.

Isle-Black Hawk Senior Secured Credit Facility

     The Isle-Black Hawk entered into four new interest rate swap agreements during fiscal 2004 with a notional value of $40.0 million. The swaps effectively convert portions of its variable rate debt to a fixed-rate basis until the first fiscal quarter of 2006, thus reducing the impact of interest rate changes on future interest expense.  When added to the interest rate swaps that were already outstanding, the total notional value of the swaps that have been designated as cash flow hedges is $80.0 million or 48.4% of its variable rate term debt outstanding under the Isle-Black Hawk’s Senior Secured Credit Facility as of April 25, 2004.  These interest rate swaps terminate as follows: $40.0 million in each of fiscal 2005 and 2006.  We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the fiscal year ended April 25, 2004. Accordingly, no gains or losses have been recognized on these cash flow hedges.

     The following table provides information at April 25, 2004, about our financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

Fiscal year								Fair Value
(dollars in millions)	2005	2006	2007	2008	2009	Thereafter	Total	4/25/2004

Liabilities
Long-term debt, including current portion
Fixed rate	$ 2.6	$ 1.7	$ 1.1	$ 1.2	$ 1.3	$ 705.1	$ 713.0	$708.0
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

Variable rate	$ 5.4	$ 5.0	$ 5.1	$ 360.4	$ -	$ -	$ 375.9	$ 375.9
Average interest rate (1)	4.2%	5.8%	6.9%	7.6%	-	-

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable (2)	$ 40.0	$ 40.0	$ -	$ -	$ -	$ -	$ 80.0	$ (0.7)
Average pay rate	2.8%	1.5%	-	-	-	-
Average receive rate	1.6%	3.2%	-	-	-	-

(1)           Represents the annual average LIBOR from the forward yield curve at April 25, 2004, plus the weighted average margin above LIBOR on all consolidated variable rate debt.

(2)        Fair value represents the amount we would have to pay the counter party if we were to terminate the swaps at April 25, 2004.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

     We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 25, 2004 and April 27, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 25, 2004, April 27, 2003 and April 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 25, 2004 and April 27, 2003, and the consolidated results of its operations and its cash flows for the years ended April 25, 2004, April 27, 2003 and April 28, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                                                                                      ERNST & YOUNG LLP

New Orleans, Louisiana
June 11, 2004

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	April 25,	April 27,
	2004	2003

Current assets:
Cash and cash equivalents	$134,582	$94,626
Accounts receivable	10,427	7,786
Notes receivable	-	5,658
Income tax receivable	2,860	2,260
Deferred income taxes	11,283	7,433
Prepaid expenses and other assets	16,169	17,982

Total current assets	175,321	135,745
Property and equipment, net	907,460	841,332
Other assets:
Goodwill	333,780	326,309
Other intangible assets	72,349	75,344
Deferred financing costs, net of accumulated amortization of $9,190 and
$11,500, respectively	23,340	22,962
Restricted cash	2,482	2,551
Prepaid deposits and other	9,303	3,961

Total assets	$1,524,035	$1,408,204

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$8,040	$24,757
Accounts payable trade	21,725	18,630
Accrued liabilities:
Interest	10,311	7,132
Payroll and related	45,588	45,578
Property and other taxes	17,167	17,852
Progressive jackpots and slot club awards	14,828	15,583
Other	21,856	26,639

Total current liabilities	139,515	156,171
Long-term debt, less current maturities	1,080,824	1,003,230
Deferred income taxes	21,825	9,700
Deferred state income taxes	8,191	7,675
Other accrued liabilities	12,091	13,347
Minority interest	20,183	14,177
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 33,055 at April 25, 2004 and 32,377 at April 27, 2003	330	322
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	143,385	137,542
Unearned compensation	(1,413)	(1,498)
Retained earnings	128,095	100,346
Accumulated other comprehensive income (loss)	521	(4,284)

	270,918	232,428
Treasury stock, 3,338 shares at April 25, 2004 and 3,293 shares at April 27, 2003	(29,512)	(28,524)

Total stockholders' equity	241,406	203,904

Total liabilities and stockholders' equity	$1,524,035	$1,408,204

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended

	April 25,	April 27,	April 28,
	2004	2003	2002

Revenues:
Casino	$1,124,282	$1,051,485	$1,056,967
Rooms	44,669	49,217	55,957
Pari-mutuel commissions and fees	20,327	23,894	23,534
Food, beverage and other	145,674	140,862	152,187

Gross revenues	1,334,952	1,265,458	1,288,645
Less promotional allowances	221,809	199,727	203,334

Net revenues	1,113,143	1,065,731	1,085,311
Operating expenses:
Casino	183,521	181,677	194,947
Gaming taxes	245,637	229,477	227,067
Rooms	9,951	11,573	13,345
Pari-mutuel	15,395	16,889	16,806
Food, beverage and other	32,714	34,149	35,774
Marine and facilities	65,806	65,915	70,024
Marketing and administrative	308,408	283,733	285,943
Valuation charge	-	1,923	61,362
Preopening	2,293	-	3,871
Depreciation and amortization	90,063	76,626	72,064

Total operating expenses	953,788	901,962	981,203

Operating income	159,355	163,769	104,108
Interest expense	(83,456)	(82,565)	(89,177)
Interest income	874	562	850
Loss on early extinguishment of debt	(26,115)	-	(7,021)
Minority interest	(10,072)	(9,451)	(7,676)
Equity in loss of unconsolidated joint ventures	-	-	(38)

Income before income taxes	40,586	72,315	1,046
Income taxes	12,837	26,722	1,081

Net income (loss)	$27,749	$45,593	$(35)

Net income (loss) per common share-basic	$0.94	$1.57	$-
Net income (loss) per common share-diluted	$0.91	$1.50	$-

Weighted average basic shares	29,404	28,984	28,162
Weighted average diluted shares	30,466	30,452	29,765

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accum.
						Other
						Compre-
	Shares of		Additional	Unearned	Retained	hensive		Total
	Common	Common	Paid-in	Compen-	Earnings	Income	Treasury	Stockholders'
	Stock	Stock	Capital	sation	(Deficit)	(Loss)	Stock	Equity

Balance, April 29, 2001	30,615	$ 306	$ 129,408	$ (1,800)	$ 54,788	$ -	$ (16,661)	$ 166,041
Net loss	-	-	-	-	(35)	-	-	(35)
Unrealized loss on interest
rate swap contracts	-	-	-	-	-	(4,061)	-	(4,061)

Comprehensive loss, net of
income taxes	-	-	-	-	-	-	-	(4,096)
Exercise of stock options, including
income tax benefit of $891	1,211	8	6,096	-	-	-	(1,205)	4,899
Grant of nonvested stock	-	-	(72)	72	-	-	-	-
Amortization of unearned
compensation	-	-	-	376	-	-	-	376
Purchase of treasury stock	-	-	-	-	-	-	(8,022)	(8,022)

Balance, April 28, 2002	31,826	314	135,432	(1,352)	54,753	(4,061)	(25,888)	159,198
Net income	-	-	-	-	45,593	-	-	45,593
Unrealized loss on interest
rate swap contract	-	-	-	-	-	(223)	-	(223)

Comprehensive income, net of
income taxes of $2,527	-	-	-	-	-	-	-	45,370
Exercise of stock options, including
income tax benefit of $1,611	998	12	6,772	-	-	-	(2,636)	4,148
Purchase of treasury stock	-	-	-	-	-	-	(5,429)	(5,429)
Treasury stock retired	(447)	(4)	(5,425)	-	-	-	5,429	-
Grant of nonvested stock	-	-	763	(763)	-	-	-	-
Amortization of unearned
compensation	-	-	-	617	-	-	-	617

Balance, April 27, 2003	32,377	322	137,542	(1,498)	100,346	(4,284)	(28,524)	203,904
Net income	-	-	-	-	27,749	-	-	27,749
Unrealized gain on interest
rate swap contract,
net of income taxes of $2,322	-	-	-	-	-	4,044	-	4,044
Foreign currency translation
adjustments, net of income taxes of $0	-	-	-	-	-	761	-	761

Comprehensive income
net of income taxes	-	-	-	-	-	-	-	32,554
Exercise of stock options, including
income tax benefit of $1,833	785	9	7,407	-	-	-	(988)	6,428
Purchase of treasury stock	-	-	-	-	-	-	(2,030)	(2,030)
Treasury stock retired	(107)	(1)	(2,029)	-	-	-	2,030	-
Grant of nonvested stock	-	-	465	(465)	-	-	-	-
Amortization of unearned
compensation	-	-	-	550	-	-	-	550

Balance, April 25, 2004	33,055	$ 330	$ 143,385	$ (1,413)	$ 128,095	$ 521	$ (29,512)	$ 241,406

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	April 25,	April 27,	April 28,
	2004	2003	2002

Operating activities:
Net income (loss)	$27,749	$45,593	$(35)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	90,063	76,626	72,064
Amortization of deferred financing costs	4,261	3,704	3,863
Amortization of unearned compensation	550	617	376
Loss on early extinguishment of debt	26,115	-	7,021
Valuation charge	-	1,923	61,362
Deferred income taxes	8,788	23,574	12,291
Equity in loss of unconsolidated joint venture	-	-	38
Minority interest	10,072	9,451	7,676
Changes in operating assets and liabilities:
Accounts receivable	(2,433)	2,200	(654)
Income tax receivable	(1,027)	(2,260)	4,700
Prepaid expenses and other assets	1,356	(1,045)	1,246
Accounts payable and accrued liabilities	7,736	(22,196)	(16,208)

Net cash provided by operating activities	173,230	138,187	153,740

Investing activities:
Purchase of property and equipment	(151,629)	(58,358)	(98,344)
Net cash paid for acquisitions	(10,917)	(80,313)	-
Proceeds from sales of assets	-	11,961	-
Investments in and advances to joint ventures	(549)	(927)	(1,055)
Restricted cash	(79)	855	623
Prepaid deposits and other	(1,602)	(569)	(1,827)
Net payments on notes receivable	5,658	753	-

Net cash used in investing activities	(159,118)	(126,598)	(100,603)

Financing activities:
Proceeds from debt	668,526	105,030	580,000
Net reduction in line of credit	(5,917)	(69,086)	(18,000)
Principal payments on debt and cash paid to retire debt	(622,899)	(17,967)	(596,697)
Payment of deferred financing costs	(10,951)	(2,936)	(7,631)
Purchase of treasury stock	(2,030)	(5,429)	(8,022)
Proceeds from exercise of stock options and warrants	3,753	2,383	4,830
Cash distribution to minority partner	(4,638)	(5,555)	(7,679)

Net cash provided by (used in) financing activities	25,844	6,440	(53,199)

Net increase (decrease) in cash and cash equivalents	39,956	18,029	(62)
Cash and cash equivalents at beginning of period	94,626	76,597	76,659

Cash and cash equivalents at end of period	$134,582	$94,626	$76,597

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Fiscal Year Ended

	April 25,	April 27,	April 28,
	2004	2003	2002

Supplemental disclosure of cash flow information:
Net cash payments (receipts) for:
Interest	$77,598	$77,172	$77,821
Income taxes	4,804	18,066	(7,711)

Supplemental schedule of noncash investing and financing
activities:
Other:
Construction costs funded through accounts payable and
notes payable	1,807	2,875	-
Acquisitions of businesses:
Fair value of assets acquired	12,433	86,065	-
Less fair value of liabilities assumed	(1,516)	(5,752)	-

Net cash payment	10,917	80,313	-
Sale of businesses:
Fair value of assets disposed	-	11,870	-
Less fair value of liabilities sold	-	-	-

Net cash received	-	11,870	-

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation
Isle of Capri Casinos, Inc. (the “Company” or “Isle of Capri”) was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. The Company wholly owns and operates eleven gaming facilities in the United States, located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg and Natchez, Mississippi; Kansas City and Boonville, Missouri; Bettendorf, Davenport and Marquette, Iowa.  The Company also owns a 57% interest in, and receives a management fee for operating, two gaming facilities in Black Hawk, Colorado, and a gaming facility in Cripple Creek, Colorado. All but three of these gaming facilities operate under the name “Isle of Capri” and feature our distinctive tropical island theme.  The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England.  The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

Fiscal Year-End
The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and week-end days (26) in each quarter. Periodically, this system necessitates a 53-week year.  Fiscal year 2004 commenced on April 28, 2003 and ended on April 25, 2004.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates that are 50% or less owned are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash equivalents are placed primarily with high-credit-quality financial institutions. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments. Cash includes the minimum cash balances required by state regulatory bodies, which totaled approximately $32.5 million and $29.4 million at April 25, 2004 and April 27, 2003, respectively.

Inventories
Inventories generally consist of food and beverage and retail merchandise, and are stated at the lower of cost or market. Cost is determined by the weighted average method.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Property and Equipment
Property and equipment are stated at cost. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Years

Slot machines, software and computers	3
Furniture, fixtures and equipment	5-10
Leasehold improvements	5-39.5
Riverboats and floating pavilions	25
Buildings and improvements	39.5

Capital leases are depreciated over the estimated useful life of the assets or the life of the lease, whichever is shorter.

Goodwill and Other Intangible Assets
Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost.  Other intangible assets include the license value attributed to the Louisiana gaming licenses acquired through the Company’s acquisition of St. Charles Gaming Company, Grand Palais Riverboat, Inc. and Louisiana Riverboat Gaming Partnership (the “Licenses”), the value of the Lady Luck trademarks and player databases acquired in the acquisition of Lady Luck Gaming Corporation and the value of the Colorado Central Station trademarks acquired in the acquisition of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc. Beginning in fiscal year 2002, the Company concluded that the Licenses had indefinite lives as the Company determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of the Licenses, and the Company intends to renew and operate the Licenses indefinitely. In addition, other key factors in the Company’s assessment that these Licenses have an indefinite life include: (1) the Company’s license renewal experience confirmed that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these Licenses confirmed the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the Licenses; (3) the economic performance of the operations related to the Licenses support the Company’s intention of operating the Licenses indefinitely; and (4) the continued limitation of gaming licenses in the State of Louisiana limits competition in the jurisdictions where these Licenses are maintained.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that these assets be reviewed for impairment at least annually. Based on its review, the Company believes that, as of April 25, 2004, there were no impairments of its goodwill and other indefinite-lived intangible assets. However, the Company intends to continue to evaluate intangible assets that are not being amortized at least annually to determine whether events and circumstances continue to support an indefinite useful life. If these assets are subsequently determined to have a finite useful life, they will be tested for impairment, and then amortized prospectively over the estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Long-Lived Assets
Effective April 29, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of April 25, 2004, there were no impairments of its long-lived assets.

Deferred Financing Costs
The costs of issuing long-term debt are capitalized and amortized over the term of the related debt.

Self Insurance
The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical and life insurance coverage. Self-insurance liabilities are estimated based on the Company’s claims experience and are included in current accrued liabilities on the consolidated balance sheets.

Slot Club Awards
The Company provides slot patrons with incentives based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the value of these outstanding incentives, utilizing the age and prior history of redemptions.

Derivative Instruments and Hedging Activities
The Company utilizes derivative financial instruments to manage interest rate risk associated with variable rate borrowings. Derivative financial instruments are intended to reduce the company’s exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

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

Net Revenues
Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. The Company records the redemption of coupons and points for cash as a reduction of revenue. These amounts, that are included in promotional allowances in the accompanying consolidated statements of operations, were as follows:

	Fiscal Year Ended

	April 25,	April 27,	April 28,
	2004	2003	2002

	(In thousands)

Rooms	$24,780	$26,139	$30,569
Food and beverage	91,547	86,188	93,192
Other	2,545	2,915	3,336
Customer loyalty programs	102,937	84,485	76,237

Total promotional allowances	$221,809	$199,727	$203,334

The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of operations was as follows:

	Fiscal Year Ended

	April 25,	April 27,	April 28,
	2004	2003	2002

	(In thousands)

Rooms	$12,277	$12,753	$15,315
Food and beverage	70,418	66,420	72,052
Other	287	807	1,100

Total cost of complimentary services	$82,982	$79,980	$88,467

Advertising
Advertising costs are expensed the first time such advertisement appears. Total advertising costs, including direct mail marketing, were $24.9 million in fiscal 2004, $10.8 million in fiscal 2003 and $18.7 million in fiscal 2002.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Preopening Expense
Preopening, pre-operating and organizational costs are expensed as incurred.

Capitalized Interest
The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Equity Method of Accounting for Investments
Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company’s proportionate share of their operating and financial activities.

Income Taxes
Income taxes are accounted for in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates related to deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company routinely faces challenges from federal and other tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records tax accruals for probable exposures associated with the various filing positions.

Earnings (Loss) per Share of Common Stock
In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options.

Stock-Based Compensation
The Company has three stock-based employee compensation plans, which are described more fully in Note 11. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

	Fiscal Year Ended
	April 25, 2004	April 27, 2003	April 28, 2002

	(In thousands, except per share data)

Net income (loss), as reported	$27,749	$45,593	$(35)
Deduct: total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	$(4,175)	$(5,332)	$(3,370)

Pro forma net income (loss)	$23,574	$40,261	$(3,405)

Earnings (loss) per common share:
Basic - as reported	$0.94	$1.57	$-

Basic - pro forma	$0.80	$1.39	$(0.12)

Diluted - as reported	$0.91	$1.50	$-

Diluted - pro forma	$0.77	$1.32	$(0.11)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original	Expected	Expected
Fiscal Year	Interest Rate	Expected Life	Volality	Dividends

2004	3.02%	6.05 years	57.8%	None
2003	2.97%	6.14 years	58.4%	None
2002	4.49%	5.00 years	70.0%	None

Certain Risks and Uncertainties
The Company’s operations are dependent on the continued licensing or qualification of the Company. Such licensing and qualifications are reviewed periodically by the gaming authorities in the state of operation.

The Company receives a significant amount of its revenue from patrons within 50 miles of the properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company’s results of operations could be materially affected.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Currency Translation
The Company accounts for currency translation in accordance with Statement of Financial Standards No. 52, “Foreign Currency Translation”. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are included in stockholders’ equity as other comprehensive income. Gains and losses from foreign currency transactions are included in operating income.

Reclassification
The consolidated financial statements for prior years reflect certain reclassifications to conform with the current year presentation.

Recently Issued Accounting Standards
     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” (“SFAS 4”). SFAS 145 is effective for fiscal years beginning after May 15, 2002.  The Company  adopted SFAS 145 on April 28, 2003. Losses on extinguishment of debt previously classified as extraordinary charges have been reclassified to conform to the provisions of SFAS 145. Upon adoption, the extraordinary loss on extinguishment of debt recorded in fiscal 2002 of $4.3 million, net of income tax benefit of $2.7 million, has been reclassified and included in income before income taxes on the accompanying consolidated statements of operations.  As a result, income before income taxes for fiscal 2002 decreased from $8.0 million to $1.0 million. Net loss and loss per share for fiscal 2002 remained unchanged.

     In January 2003, FASB issued Interpretation No. 46, as revised, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), which currently requires inclusion in consolidated financial statements of subsidiaries in which an enterprise has a majority voting interest. FIN 46R broadens application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For the first fiscal year or interim period beginning after June 15, 2003, the enterprise must apply FIN 46R to variable interest entities in which it holds a variable interest acquired prior to February 1, 2003.  The Company does not expect FIN 46R to have a significant effect on its consolidated financial statements.

2. Restricted Cash

Restricted cash includes workers’ compensation deposits in the amount of $0.3 million and various other deposits totaling $2.2 million.

ISLE OF CAPRI CASINOS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property and Equipment

Property and equipment consists of the following:

	April 25,	April 27,
	2004	2003

	(In thousands)
Property and equipment:
Land and land improvements	$161,700	$154,989
Leasehold improvements	145,834	120,858
Buildings and improvements	424,051	390,708
Riverboats and floating pavilions	173,951	163,980
Furniture, fixtures and equipment	375,448	312,663
Construction in progress	24,142	13,381

Total property and equipment	1,305,126	1,156,579
Less accumulated depreciation and amortization	397,666	315,247

Property and equipment, net	$907,460	$841,332

Interest capitalized totaled $1.5 million in fiscal 2004, $0.2 million in fiscal 2003 and $1.3 million in fiscal 2002.

4. Acquisitions

CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc.

On April 22, 2003, Isle-Black Hawk acquired CCSC/Blackhawk, Inc., which owns and operates the Colorado Central Station casino in Black Hawk, Colorado (the “Colorado Central Station-Black Hawk”), and Colorado Grande Enterprises, Inc., which owns and operates the Colorado Grande casino in Cripple Creek, Colorado (the “Colorado Grande-Cripple Creek”). The total purchase price was $75.7 million for the Colorado Central Station-Black Hawk and $10.3 million for the Colorado Grande-Cripple Creek. As the Company owns 57% of the Isle-Black Hawk, as of April 22, 2003, the Company accordingly acquired a 57% indirect ownership interest in the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek.

These acquisitions were accounted for as purchase business combinations with the purchase price preliminarily allocated to the fair values of the assets net of assumed liabilities acquired resulting in preliminary goodwill of $20.5 million and other intangible assets of $16.6 million for the value of certain trademarks acquired with the properties. The results of operations of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek are included in the consolidated statements of income since the acquisition date.

During fiscal year 2004, the Company obtained third party valuations of certain assets and finalized its purchase accounting related to the acquisition, which resulted in adjustments to the fair value of these assets, including an increase in property and equipment of $2.8 million, a decrease in other intangible assets of $3.1 million and a decrease in additional paid-in capital of $0.8 million. Goodwill related to these acquisitions increased by $1.1 million, primarily as a result of the change in these fair values.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Acquisitions (continued)

Blue Chip Casinos, PLC

On November 28, 2003, pursuant to a subscription and shareholders agreement, the Isle of Capri Casinos, Ltd. (the “Isle-Ltd.”), a wholly owned subsidiary of the Company, acquired a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”) for £5.3 million (which was approximately $9.0 million based on published exchange rates as of the acquisition date). Under the agreement, the Isle-Ltd.  has the option to require the minority shareholders to sell their respective shares to the Isle-Ltd at fair value or at a price to be agreed upon. This option is available to for a period of seven years from the acquisition date or for five years from the introduction of new gaming laws whichever is later. If the Isle-Ltd. does not exercise its option, the minority shareholders have the right, during the one-year period after the option expiration date, to require the Isle-Ltd. to purchase the minority shares at fair value or at a price to be agreed upon. The Company’s acquisition of Blue Chip positions the Company to potentially expand gaming operations in the event that the United Kingdom reforms its gaming regulations.

Concurrently on November 28, 2003, Blue Chip acquired the assets of an operating pub-style casino (the “Blue Chip-Dudley”) in Dudley, England, and the assets of another casino (the “Blue Chip-Wolverhampton”) in Wolverhampton, England that opened in April 2004. The total purchase price paid by Blue Chip for these acquisitions was £5.8 million (which was approximately $10.0 million based on published exchange rates as of the acquisition date) of which £1.0 million, or approximately $1.7 million based on published exchange rates as of the acquisition date, was deferred and is not payable until November 28, 2004, and is included in current liabilities in the accompanying consolidated balance sheets.

These acquisitions by Blue Chip were accounted for as purchase business combinations with the purchase price preliminarily allocated to the fair values of the assets acquired resulting in preliminary goodwill of £3.6 million (which was approximately $6.4 million, as of April 25, 2004, based on published exchange rates). Goodwill is not deductible for income tax purposes. The results of operations of these casinos are included in the consolidated statements of operations since the acquisition date. The purchase price allocations have been completed on a preliminary basis, pending receipt of closing documentation and subject to adjustment should new or additional facts about the businesses become known.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at April 28, 2002	$305,850
Acquired goodwill	20,459

Balance at April 27, 2003	326,309
Adjustments to goodwill:
Final purchase accounting adjustments related to the Colorado Central
Station-Black Hawk and the Colorado Grande-Cripple Creek	1,064
Acquired goodwill	6,242
Foreign currency translation adjustment	165

Balance at April 25, 2004	$333,780

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Goodwill and Other Intangible Assets (continued)

Other intangible assets consist of the following:

	April 25,	April 27,
	2004	2003

	(In thousands)

Gaming licenses	53,379	53,379
Trademarks and player database	18,970	21,965

Other intangible assets, net	$72,349	$75,344

6. Self Insurance Liabilities

The Company’s employee-related health care benefits program, workers’ compensation insurance and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. The liabilities are based on claims filed and estimates of claims incurred but not reported. For the fiscal years ended April 25, 2004 and April 27, 2003, the Company’s liabilities for unpaid and incurred but not reported claims totaled $19.0 million and $16.2 million, respectively, and are included in “Accrued liabilities-payroll and related” for health care benefits and workers’ compensation insurance and in “Accrued liabilities-other” for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt

	April 25,	April 27,
	2004	2003

Long-term debt consists of the following:	(In thousands)

7% Senior Subordinated Notes (described below)	$500,000	$-
8.75% Senior Subordinated Notes (described below) (refinanced)	-	390,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	207,500	247,500
Revolver	-	3,000
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below):
Variable rate term loan Tranche A	-	27,922
Variable rate term loan Tranche B	-	142,732
Variable rate term loan Tranche C	165,000	-
Special Assessment BID Bonds (described below)	700	816
Variable rate TIF Bonds due to City of Bettendorf (described below)	4,624	5,306
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,830	-
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	1,833	3,022
Blue Chip Credit Facility (5.75% at April 25, 2004) due December 2008;
non-recourse to Isle of Capri Casinos, Inc.	3,418	-
Other	3,959	7,689

	1,088,864	1,027,987
Less current maturities	8,040	24,757

Long-term debt	$1,080,824	$1,003,230

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

8.75% Senior Subordinated Notes
On April 23, 1999, the Company issued $390.0 million of 8.75% Senior Subordinated Notes due 2009 (the “8.75% Senior Subordinated Notes”). On February 18, 2004, the Company launched an offer to purchase and consent solicitation for all of the outstanding 8.75% Senior Subordinated Notes (the “Offer”). Holders of the 8.75% Senior Subordinated Notes tendered approximately $328.3 million in aggregate principal amount, or approximately 84.2% of the outstanding 8.75% Senior Subordinated Notes in response to the Offer. The Company accepted all tendered notes for purchase and redeemed the remaining outstanding 8.75% Senior Subordinated Notes on April 15, 2004.

9% Senior Subordinated Notes
On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the “9% Senior Subordinated Notes”). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% Senior Subordinated Notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

A substantial amount of the proceeds from the 9% Senior Subordinated Notes was used to prepay long-term debt, including $195.0 million outstanding under the Company’s previous Amended and Restated Senior Credit Facility. The proceeds were also used to pay accrued interest and other transaction fees and costs.

7% Senior Subordinated Notes
On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014. The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $200.0 million in aggregate principal amount of the existing 9% Senior Subordinated Notes. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1 and September 1 through maturity. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

Year	Percentage

2009	103.500%
2010	102.333%
2011	101.167%
2012 and thereafter	100.000%

The Company issued the 7% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, limits the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase its stock or its restricted subsidiaries’ stock. The Company is also limited in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

A substantial amount of the proceeds from the 7% Senior Subordinated Notes was used to prepay long-term debt, including all of the $390.0 million of 8.75% Senior Subordinated Notes due 2009. The proceeds were also used to pay prepayment premiums, accrued interest and other transaction fees and costs.

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

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Senior Secured Credit Facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek and their subsidiaries.  Effective as of April 25, 2004, the definition of Consolidated EBITDA, as defined in the Company’s Senior Secured Credit Facility, was amended to provide that redemption premiums, fees, costs and expenses incurred in the refinancing of indebtedness are added in the calculation of consolidated net income.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 25, 2004 was 6.61%.

Isle-Black Hawk Senior Secured Credit Facility

Isle-Black Hawk Secured Credit Facility
On November 16, 2001, the Isle-Black Hawk entered into a $90.0 million secured credit facility (the “Isle-Black Hawk Secured Credit Facility”), that was non-recourse to the Isle of Capri Casinos, Inc. The Isle-Black Hawk Secured Credit Facility provided for a $10.0 million revolving credit facility, a $40.0 million Tranche A term loan maturing on November 16, 2005 and a $40.0 million Tranche B term loan maturing on November 16, 2006. On April 22, 2003, the Isle-Black Hawk amended the Isle-Black Hawk Secured Credit Facility with a $210.7 million Senior Secured Credit Facility (the “Isle-Black Hawk Senior Secured Credit Facility”).

Isle-Black Hawk Senior Secured Credit Facility
The Isle-Black Hawk Senior Secured Credit Facility provides for a $40.0 million revolving credit facility maturing on November 16, 2005, a $27.9 million Tranche A term loan maturing on November 16, 2005, and a $142.8 million Tranche B term loan maturing on November 16, 2006, that is non-recourse debt to the Isle of Capri Casinos, Inc. The proceeds from the $105.0 million increase of the Tranche B term loan were used to provide financing for the acquisitions of the CCSC/Blackhawk, Inc. casino in Black Hawk, Colorado and the Colorado Grande Enterprises, Inc. casino in Cripple Creek, Colorado.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

On February 6, 2004, the Isle-Black Hawk amended the Senior Secured Credit Facility to provide for a $40.0 million revolving credit facility maturing on December 31, 2006 or such date as the Tranche C term loans are repaid in full, whichever comes first. The Company converted the Tranche A and Tranche B term loans into a $165.0 million Tranche C term loan maturing on December 31, 2007. The Isle-Black Hawk is required to make quarterly principal payments of $0.4 million on the term loan portions of the Senior Secured Credit Facility that will commence in June 2004 with a balloon payment of $159.2 million due upon maturity.

At the Isle-Black Hawk’s option, the revolving credit facility loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. The Tranche C term loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.00%.

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Isle-Black Hawk was in compliance with these covenants as of April 25, 2004.  If the current trend of construction disruption in Black Hawk, Colorado continues,  the Company anticipates that the Isle-Black Hawk will be required to amend certain financial covenants in its Senior Secured Credit Facility to remain in compliance.  The Senior Secured Credit Facility is secured by liens on the Company’s assets.  Although the Company cannot be certain that such amendments will be obtained from the lenders, it anticipates that they will be.  If these covenants are not amended, the Isle-Black Hawk’s Senior Secured Credit Facility would be subject to acceleration by its lenders.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at April 25, 2004 was 4.93%.

Interest Rate Swaps

The Company’s $150.0 million notional value interest rate swap agreements terminated in fiscal 2004.

The Isle-Black Hawk entered into four new interest rate swap agreements during fiscal 2004 with a notional value of $40.0 million. The swaps effectively convert portions of its variable rate debt to a fixed-rate basis until the first fiscal quarter of 2006, thus reducing the impact of interest rate changes on future interest expense. The interest rate swaps terminate as follows: $40.0 million in fiscal 2005 and $40.0 million in fiscal 2006. When added to the interest rate swaps that were already outstanding, the total notional value of the swaps that have been designated as cash flow hedges is $80.0 million or 48.4% of its variable rate term debt outstanding under the Isle-Black Hawk’s Senior Secured Credit Facility as of April 25, 2004. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the fiscal year ended April 25, 2004. Accordingly, no gains or losses have been recognized on these cash flow hedges.

At April 25, 2004, the Isle-Black Hawk does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

Isle-Black Hawk Special Assessment BID Bonds
In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2.9 million in 6% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the “SID”), of which the Isle-Black Hawk is a member. The total costs of the improvements amounted to $2.2 million with the excess proceeds being returned to the bondholders by the BID. Isle-Black Hawk is responsible for 50% of this amount plus interest, and in April 2000 made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1.1 million or 50% of the net bond proceeds, over twenty periods at an interest rate of 6.25%. The difference between the bond rate of 6% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

Isle-Bettendorf TIF Bonds
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

Isle-Davenport General Obligation Bonds
In 2002, the Isle-Davenport entered into an agreement with the City of Davenport (“the City”)whereby the City would construct and own a skybridge connecting to the Isle-Davenport’s facility, allowing safer access across the street and railroad tracks. The project is expected to cost $6.4 million, with the Isle-Davenport obligated to pay $1.8 million. In February 2004, the City issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. The Isle-Davenport is required to make the first payment, consisting solely of accrued interest, of approximately $0.04 million, on or before December 1, 2004. Thereafter, the Isle-Davenport is required to make annual payments of principal and interest, to the City, to retire the bonds. As of April 25, 2004, no payments had been made to the City, but the obligation has been recorded as a liability of the Isle-Davenport.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

Other
The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Year Ending

(In thousands)

2005	$8,040
2006	6,663
2007	6,234
2008	361,571
2009	1,299
Thereafter	705,057

$1,088,864

As of April 25, 2004, the Company had $271.0 million of availability under its lines of credit.

8. Comprehensive Income

The accumulated balances for each classification of comprehensive income (loss) are as follows:

	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)

	(In thousands)
Balance, April 29, 2001	$-	$-	$-

Net change for the period	(4,061)	-	(4,061)

Balance, April 28, 2002	(4,061)	-	(4,061)

Net change for the period	(223)	-	(223)

Balance, April 27, 2003	(4,284)	-	(4,284)

Net change for the period	4,044	761	4,805

Balance, April 25, 2004	$(240)	$761	$521

At April 25, 2004, accumulated other comprehensive income (loss) on the accompanying consolidated statements of stockholders’ equity totaled $0.5 million. This amount is comprised of adjustments to the fair value of interest rate swaps and foreign currency translation adjustments.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Comprehensive Income (continued)

For the interest rate swaps, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms, totaled $0.2 million, net of income taxes, of  which $0.5 million is recorded in accrued liabilities-other, $0.1 million in prepaid deposits and other assets, and $0.2 million in deferred income taxes, in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.

For the foreign currency translation, the Company recorded a gain of $0.8 million, in the accompanying consolidated balance sheets. Foreign currency translation adjustments show the cumulative effect, at the balance sheet date, of fluctuations in the foreign currency exchange rate, on balances denominated in a foreign currency, which were recorded at a historical rate at the transaction date.

9. Commitments

Isle-Lake Charles
The Company leases approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. The initial term of this lease expires in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.5 million per year and is subject to increases based on the Consumer Price Index (“CPI”) and the construction of an additional hotel facility on the property.

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

Isle-Biloxi
The Company has an agreement with the Biloxi Port Commission that provides the Company with certain docking rights. This agreement expires in July 2009, with seven renewal options of five years each. Annual rentals are the greater of $500,000 or 1% of gross gaming revenue, as defined. Annual rent during each renewal term is adjusted for increases in the CPI, limited to 6% for each renewal period.

In addition, the Company leases certain land, buildings, and other improvements from the City of Biloxi under a lease and concession agreement. This agreement expires in July 2009, with options to renew for six additional terms of five years each. Annual rent is $530,000 plus 3% of gross gaming revenue, as defined, in excess of $25.0 million. Annual rent during each renewal term is adjusted for increases in the CPI, limited to 6% for each renewal period.

In April 1994, the Company entered an Addendum to the lease with the City of Biloxi, which requires the Company to pay 4% of gross non-gaming revenues received as defined, net of sales tax, comps and discounts. Additional rent will be due to the City of Biloxi for the amount of any increase from and after January 1, 2016 in the rent due to the State Institutions of Higher Learning under a lease between the City of Biloxi and the State Institutions of Higher Learning (the “IHL Lease”) and for any increases in certain tidelands leases between the City of Biloxi and the State of Mississippi.

In April 1994, in connection with the construction of a hotel, the Company entered a lease for additional land. The Company first acquired the leasehold interest of Sea Harvest, Inc., the original lessee, for

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments (continued)

consideration of $8,000 per month for a period of ten years. The Company’s lease is with the City of Biloxi, Mississippi, for an initial term of 25 years, with options to renew for six additional terms of 10 years each and a final option period with a termination date commensurate with the termination date of the IHL Lease, but in no event later than December 31, 2085. Annual rent (which includes payments to be made pursuant to the purchase of a related leasehold interest) is $444,400, plus 4% of gross non-gaming revenue, as defined. The annual rent is adjusted after each five-year period based on increases in the CPI, limited to a 10% increase in any five-year period. The annual rent will increase 10 years after the commencement of payments pursuant to a termination of lease and settlement agreement, to an amount equal to the sum of annual rent as if it had been $500,000 annually plus adjustments thereto based on the CPI.

Isle-Natchez
Through numerous lease agreements, the Company leases approximately 64 acres of land in Natchez, Mississippi, which is used in connection with the operation of the Isle-Natchez. Unless terminated by the Company at an earlier date, the lease expiration dates vary through 2037. Rents under the leases currently total approximately $97,000 per month. The Company also leases approximately 7.5 acres of land, which is utilized for parking at the facility.

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

Isle-Boonville
The Company entered into a lease agreement with the City of Boonville. Under the terms of agreement, the Company leases the site for a period of 99 years. The Company was required to pay $1.7 million to the City of Boonville as lump sum rent payment during construction of the casino. There was no rent due after the casino opening date.  The Company was, however, assessed additional amounts by the City of Boonville, based on a 3.5% tax on gaming revenue, which the Company recognized as additional rent.

Isle-Davenport
Through various lease agreements, the Company leases approximately 12 acres of land in Davenport, Iowa in connection with the operations of Rhythm City-Davenport.  The aggregate annual rent on these leases is approximately $0.7 million and they have varying expiration dates through 2022.  Pursuant to a development agreement with the City, the Isle-Davenport has exclusive docking privileges in the City of Davenport until March 31, 2017, in consideration of this docking fee. The docking fee has both a fixed base and a per passenger increment. The fixed fee commenced April 1, 1994 at $111,759 and increases annually by 4%. The incremental component is a $0.10 charge for each passenger in excess of 1,117,579 passengers (which charge also increases by 4% per year).

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

Colorado Central Station-Black Hawk
We lease additional parcels of land adjoining the Colorado Central Station-Black Hawk for parking. This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding June 1, 2094. Annual rent is $480,000 and renewals are subject to 20% rent increases over the rate of the previous term. We also entered into a lease for additional parking. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is $1.67 million indexed to correspond to any rise or fall in the cost of living at one-year intervals beginning June 1, 1996, not to exceed 3% difference from the previous year’s rate.

Colorado Grande-Cripple Creek
We lease approximately 0.57 acres of land in Cripple Creek, Colorado for use in connection with our land-based facilities. We lease this land at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of fifteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021.

Isle-Our Lucaya
The Company subleases the casino property under an agreement that is in the effect until December 2012 and requires the Company to make payments under the following terms:(1) $2.0 million per year in equal monthly installments due on the first of each month for the first two years ending November 30, 2006, (2) the annual amount increases to $2.5 million in years 3 and 4 and then to $3.0 million for the remainder of the lease, (3) plus $125,000 per year in equal monthly installments due on the first of each month for common area maintenance and (4) plus a minimum room buy of 50 from the hotel at a rate of $54 per night. After the second year of the lease, if earnings before income taxes, depreciation and amortization falls below $3.0 million, the Company has the option to cancel with a one-year notice.

Additionally, the agreement requires the Company to pay a monthly resort marketing fee (the “Fee”).  The Fee is calculated at six percent of annual gross revenues of the casino, where such receipts are in excess of $33.3 million a year, for the first two years, $40.0 million a year for years three and four, $45.0 million a year, for years five through ten.

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

In December 2003, we entered into a 25-year lease with Arena Coventry Limited to lease approximately 120,000 square feet within the arena compound that will be used in connection with the operation of the Isle-Coventry. In addition to the payment of £2.0 million plus value added tax (“VAT”) in December

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments (continued)

2003 ($3.5 million at April 25, 2004), the lease requires us to pay two equal payments of £2.0 million plus VAT over the next eighteen months for prepaid rent. Upon commencement of the lease in eighteen to twenty-four months, we will pay approximately £1.3 million plus VAT ($2.3 million at April 25, 2004) per year offset by the £6.0 million plus VAT ($10.6 million at April 25, 2004) prepaid rent that reduces annual rent expenses over 15 years.

Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at April 25, 2004:

	Capital	Operating
	Leases	Leases

	(In thousands)

2005	$312	$16,317
2006	312	15,786
2007	312	14,873
2008	312	14,189
2009	312	14,362
Thereafter	3,380	983,675

Total minimum lease payments	$4,940	$1,059,202

Amounts representing interest	(2,591)

Present value of net minimum lease payments	$2,349

All future operating minimum lease payments include long-term land lease payments, which have various renewal options varying between 5 to 10 years. The Company expects that the Company’s properties will continue in operation and these leases will be renewed for the next 80 to 90 years. Rent expense for operating leases was approximately $37.5 million in fiscal 2004, $34.6 million in fiscal 2003 and $39.8 million in fiscal 2002. Such amounts include contingent rentals of $9.5 million in fiscal 2004, $9.4 million in fiscal 2003 and $12.1 million in fiscal 2002.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Related Party Transactions

The Company leases approximately eight acres of land on a month-to-month basis from an entity owned by family members of the Company’s chief executive officer, Bernard Goldstein, including Robert S. Goldstein and Jeffrey D. Goldstein.  The land is used for parking and warehouse space by the Isle-Bettendorf. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $23,360 per month.

The Company reimburses Alter Trading Corporation, a company owned by Robert S. Goldstein, Jeffrey D. Goldstein and other members of the Goldstein family, for annual lease payments of approximately $99,000 with respect to property leased by Alter Trading Corporation. The land was leased at the Company’s request in order to secure a site for possible casino operations.

In November 2002, the Company, through its wholly owned subsidiary, Isle of Capri Bettendorf, L.C., awarded a contract in the amount of approximately $120,000, to dredge the Bettendorf Marina, the location of the Isle-Bettendorf property, to Blackhawk Fleet, Inc. of Davenport, Iowa. Blackhawk Fleet, Inc. is an affiliate of the Alter Company, which is owned by Bernard Goldstein, and members of his immediate family. Subsequent to the awarding of the contract (to Blackhawk Fleet and Skipper Marina, the third party contractor on the overall project) and prior to its implementation, the contract was approved as a related party transaction by the Iowa Racing and Gaming Commission on March 6, 2003.

In March 2003, the Company, through its wholly owned subsidiary, Lady Luck Vicksburg, Inc., sold three barges to the Alter Company. The barges were previously classified as property held for sale and sold for $100,000.

The Company’s Board of Directors has previously approved all of these transactions. Effective January 15, 2004, the Company was required to obtain pre-approval from the Audit Committee (comprised of independent directors) of the Company’s Board of Directors for any related party transactions.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock

Earnings (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Fiscal Year Ended

	April 25,	April 27,	April 28,
	2004	2003	2002

	(In thousands, except per share data)
Numerator:
Net income (loss)	$27,749	$45,593	$(35)
Numerator for basic earnings (loss) per share - income
(loss) available to common stockholders	$27,749	$45,593	$(35)
Effect of diluted securities	-	-	-

Numerator for diluted earnings (loss) per share-
income (loss) available to common stockholders after
assumed conversions	$27,749	$45,593	$(35)

Denominator:
Denominator for basic earnings (loss) per share -
weighted - average shares	29,404	28,984	28,162
Effect of dilutive securities
Employee stock options
and nonvested restricted stock	1,062	1,468	1,603

Denominator for diluted earnings (loss) per share -
adjusted weighted - average shares and
assumed conversions	30,466	30,452	29,765

Net income per common share - basic	$0.94	$1.57	$-

Net income per common share - diluted	$0.91	$1.50	$-

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock (continued)

Stock-based Compensation – Stock Option Plans
Under the Company’s 1992, 1993 and 2000 Stock Option Plans, as amended, a maximum of 1,058,750, 4,650,000 and 2,500,000 options, respectively, are reserved for issuance and may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant.  The Company has 1,288,600 shares available for future issuance under its equity compensation plans.

Stock options outstanding are as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
	2004	Exercise	2003	Exercise	2002	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding options at beginning of
fiscal year	3,572,083	9.80	3,944,851	$7.32	4,166,184	$6.72
Options granted	751,431	20.59	780,148	15.06	1,345,384	7.15
Options exercised	(669,764)	8.13	(997,717)	4.23	(1,202,357)	5.05
Options canceled	(285,753)	12.54	(155,199)	9.07	(364,360)	7.34

Outstanding options at end of fiscal year	3,367,997	12.31	3,572,083	$9.80	3,944,851	$7.32

Weighted average fair value of
options granted	$11.69		$8.82		$4.21

The following table summarizes information about stock options outstanding at April 25, 2004:

		Options Outstanding		Options Exercisable

	Weighted Average		Weighted		Weighted
Ranges of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.34 - $4.68	375,218	4.0 years	$3.12	375,218	$3.12
4.68 - 7.02	800,501	7.0 years	6.49	251,501	6.48
7.02 - 9.35	105,685	1.2 years	7.99	105,685	7.99
9.35 - 11.69	274,922	5.2 years	10.29	195,882	10.30
11.69 - 14.03	142,148	3.9 years	12.91	142,148	12.91
14.03 - 16.37	946,336	7.1 years	15.54	348,536	15.58
16.37 - 18.71	2,216	5.4 years	18.50	2,216	18.50
18.71 - 21.05	683,019	8.5 years	20.50	69,519	20.02
21.05 - 23.39	37,952	4.2 years	22.49	26,702	22.12

$2.34 - $23.39	3,367,997	6.5	$12.31	1,517,407	$9.85

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock (continued)

Stock-based Compensation - Deferred Bonus Plan
In the fiscal 2001, the Company’s stockholders approved the Deferred Bonus Plan. The Plan provides for the issuance of nonvested stock to eligible officers and employees who agree to receive a deferred bonus in the form of non-vested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years. At April 25, 2004, the non-vested stock issued in connection with the Plan totaled 287,317 shares, of which 63,187 shares were issued during fiscal year ended April 25, 2004, at $12.90, the weighted-average fair value of the non-vested stock at the grant date. For the fiscal year ended April 25, 2004, the Company recorded an unearned compensation contra account in consolidated stockholders’ equity equal to the fair value of the non-vested award and recorded compensation expense for the portion of unearned compensation that had been earned through April 25, 2004. Compensation expense related to stock-based compensation under the Deferred Bonus Plan totaled $605,000 in fiscal 2004, $617,000 in fiscal 2003, and $376,000 in fiscal 2002.

Stock Repurchase
On November 15, 2000, the Company’s Board of Directors approved a stock repurchase program, which allowed for the purchase of up to 1.5 million shares of the Company’s outstanding common stock. The Board expanded this program on January 11, 2001, and allowed an additional 1.5 million shares to be repurchased. On October 25, 2002, the Company’s Board of Directors approved a new stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company’s outstanding common stock, for a total of 4.5 million shares. As of April 25, 2004, the Company has repurchased and retired 553,800 shares of common stock under these programs.

Stockholder Rights Plan
In February 1997, the Company adopted a Stockholder Rights Plan. The Plan is designed to preserve the long-term value of the shareholders’ investment in the Company. Under the Plan, each shareholder will receive a distribution of one right for each share of the Company’s outstanding common stock. The rights were distributed to shareholders of record on March 3, 1997, and will expire ten years thereafter. Each right entitles the holder to purchase one one-thousandth (1/1,000) of a share of a new series of participating preferred stock at an initial exercise price of $12.50. Initially the rights are represented by the Company’s common stock certificates and are not exercisable. The rights become exercisable shortly after a person or group acquires beneficial ownership of 15% or more of the Company or publicly announces its intention to commence a tender or exchange offer that would result in the 15% beneficial ownership level. Under certain circumstances involving a buyer’s acquisition of a 15% position in the Company, all rights holders except the buyer will be entitled to purchase common stock at half price. If the Company is acquired through a merger, after such an acquisition, all rights holders except the buyer will be entitled to purchase stock in the buyer at half price. The Company may redeem the rights at one cent each at any time before a buyer acquires 15% of the Company’s stock.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Employee Benefit Plans

401(k) Plan
The Company has a 401(k) plan covering substantially all of its employees. The Company’s contribution expense related to the 401(k) plan was approximately $1.9 million in fiscal 2004, $1.5 million in fiscal 2003 and $2.0 million in fiscal 2002. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount. The 401(k) plan allows employees to invest no more than 5% of their contribution in the Company’s common stock.

Insurance Plan
The Company has a qualified employee insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $35.9 million in fiscal 2004, $37.9 million in fiscal 2003 and $40.3 million in fiscal 2002.

13. Business Interruption Insurance Recoveries

In the fourth quarter of fiscal 2004, the Company received $0.3 million in business interruption insurance proceeds. The amount, which is recorded as “Other income” in the accompanying consolidated statements of operations, was received to offset expenses incurred as a result of a flood during construction at the Isle-Boonville. In addition to flood damages and related clean-up expenses, the Company also incurred costs for the delay of construction.

During the fiscal year ended April 28, 2002, the Isle of Capri recorded $4.2 million in business interruption insurance proceeds. These amounts are recorded in the accompanying consolidated statements of operations in the line item “Marketing and administrative operating expenses.” All of the business interruption insurance proceeds relate to the flooding of the Mississippi River that closed the Isle-Marquette from April 18, 2001, through May 2, 2001, and the Rhythm City-Davenport from April 18, 2001, through May 20, 2001.

14. Valuation Charge

The valuation charge for fiscal 2003, totaling $1.9 million, was a reserve for a loss contingency against the investment to date in Ardent Gaming, L.L.C., an unrelated third party. The cashless gaming system being developed under the joint venture was substantially past due and the Company believed it was probable that it would not recover its investment.

During the fourth quarter of fiscal 2002, the Company recorded a valuation charge totaling $59.2 million related to the write-down of the assets at the Isle-Tunica and the Lady Luck-Las Vegas. Although both properties had been operating with losses, the Company was committed to improving the results at these properties with additional capital spending and had begun the process resulting in modest positive cash flow at the Isle-Tunica and reduced losses at the Lady Luck-Las Vegas during the fourth quarter of fiscal 2002. Isle of Capri’s efforts to increase these properties’ performance included focused marketing campaigns and extensive cost reductions. However, on March 14, 2002, the Board resolved to sell or otherwise dispose of the property and equipment at the Isle-Tunica and the Lady Luck-Las Vegas. Under the provisions of SFAS 121, the Company then determined that it would not be able to recover the carrying value of the Isle-Tunica or the Lady Luck-Las Vegas based on current real estate and market conditions in these markets. As such, the Company recorded in the line item “Valuation charge” in the accompanying consolidated statements of operations an impairment write-down of $59.2 million,

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Valuation Charge (continued)

representing the difference between the Isle-Tunica’s and the Lady Luck-Las Vegas’ carrying values of $80.7 million and their estimated fair values less estimated costs to sell of $21.5 million. Fair values were based on the most recent offer to purchase the assets. In addition, as the Company committed to a disposal plan in the fourth quarter of 2002 and begun aggressively seeking a buyer of the Isle-Tunica and the Lady Luck-Las Vegas. The Company completed the disposal of the Isle-Tunica and the Lady Luck-Las Vegas in fiscal 2003.

In addition, the Company recorded a valuation allowance totaling $2.2 million in fiscal 2002 to reflect the write-down of marine assets held for sale.

15. Preopening Expenses

Preopening expenses, representing salaries, benefits, training, marketing and other costs, of $2.3 million in fiscal 2004 and $3.9 million in fiscal 2002, were incurred in connection with the opening of the Isle-Our Lucaya on December 15, 2003 and the Blue Chip-Wolverhampton on April 22, 2004, and the Isle-Boonville on December 6, 2001 for fiscal 2002, respectively. There were no preopening expenses in fiscal 2003.

16. Loss On Early Extinguishment Of Debt

The Company incurred a loss on early extinguishment of debt of $26.1 million in fiscal 2004 related to the refinancing of the Company’s $390.0 million 8.75% Senior Subordinated Notes on March 3, 2004. These charges included early payment premiums as well as the write-off of debt acquisition costs.

The Company incurred a loss on early extinguishment of debt totaling $7.0 million in fiscal 2002 in connection with the refinancing of the Isle-Black Hawk’s $75.0 million 13% First Mortgage Notes on December 18, 2001, and the refinancing of the Isle of Capri’s Amended and Restated Credit Facility on March 27, 2002. These charges included early payment premiums as well as the write-off of debt acquisition costs.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Income Taxes

Income tax provision consists of the following:

	Fiscal Year Ended

	April 25,	April 27,	April 28,
	2004	2003	2002

	(In thousands)
Current:
Federal	$3,372	$2,001	$(13,176)
State	677	1,147	1,966

	4,049	3,148	(11,210)
Deferred:
Federal	8,735	22,552	12,307
State	53	1,022	(16)

	8,788	23,574	12,291

	$12,837	$26,722	$1,081

A reconciliation of income taxes at the statutory corporate federal tax rate of 35% to the income tax provision reported in the accompanying consolidated statements of operations is as follows:

	Fiscal Year Ended

	April 25,	April 27,	April 28,
	2004	2003	2002

	(In thousands)
Statutory tax provision	$14,190	$25,278	$364
Effects of :
State taxes	474	1,410	1,267
Goodwill	-	-	-
Adjustment to prior year's taxes	(7)	57	(742)
Employment tax credits	(472)	(391)	(422)
IRS adjustment	(3,400)	-	-
Foreign activity	1,113	-	-
Other	939	368	614

	$12,837	$26,722	$1,081

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Income Taxes (continued)

Significant components of the Company’s net deferred state and federal income tax liabilities are as follows:

	Fiscal Year Ended

	April 25,	April 27,
	2004	2003

	(In thousands)
Deferred tax liabilities:
Property and equipment	$76,767	$66,280
Other	1,935	2,882

Total deferred tax liabilities	78,702	69,162
Deferred tax assets:
Hedging transactions	146	2,527
Accrued expenses	13,242	10,452
Charitable contribution carryover	411	116
Alternative minimum tax credit	3,184	3,787
Employment tax credits	2,764	2,040
Net operating losses	33,776	30,426
Other	6,446	9,872

Total deferred tax assets	59,969	59,220

Net deferred tax liability	$18,733	$9,942

At April 25, 2004 the Company had alternative minimum tax credits that can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 25, 2004, the Company had federal net operating loss carryforwards of $97.2 million for income tax purposes, with expiration dates from 2009 to 2023. A portion of the net operating losses, $62.3 million, are subject to limitations under the income tax regulations, which may limit the amount ultimately utilized; however, the Company believes that all net operating losses will be utilized prior to expiration.

During the second quarter of fiscal 2004, the Internal Revenue Service concluded a federal tax examination covering April 1995 to April 1998 without significant adjustments, and provided administrative guidance on certain other tax matters for other open years. As a result, we analyzed our tax accruals and reduced income tax expense by approximately $3.4 million for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 31.7% for the fiscal year, excluding our minority interest partner’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes, as compared to 37.0% for the year ending April 27, 2003. Excluding the impact of these developments, our fiscal 2004 effective rate would have been 40.1%, excluding our minority interest partner’s portion of the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek income taxes.

The Internal Revenue Service is currently examining federal income tax returns for the years ended April 1999, April 2000 and April 2001. The Company believes that any tax liability arising from the examination will not have a material impact on its consolidated financial position and results of operations and cash flows.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Fair Value of Financial Instruments

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

Long-term debt - The fair value of the Company’s long-term debt is estimated based on the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to the Company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	April 25, 2004		April 27, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Financial assets:
Cash and cash equivalents	$134,582	$134,582	$94,626	$94,626
Restricted cash	3,001	3,001	2,551	2,551

Financial liabilities:
7% Senior subordinated notes	$500,000	$480,000	$-	$-
8.75% Senior subordinated notes	-	-	390,000	407,550
9% Senior subordinated notes	200,000	215,000	200,000	212,000
Senior secured credit facility	207,500	207,500	250,500	250,500
Isle-Black Hawk senior secured credit facility	165,000	165,000	170,654	170,654
TIF bonds	4,624	4,624	5,306	5,667
BID bonds	700	700	816	828
General obligation bonds	1,830	1,830	-	-
Other long-term debt	9,210	9,210	10,711	10,711

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Contingencies

     In April 1994, one of the Company’s subsidiaries was named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. In June 2002, this district court denied the Motion for Class Certification, but this decision has been appealed. Oral arguments were heard in January 2004, and a decision is expected sometime during 2005. Therefore, the Company is still unable at this time to determine what effect, if any, the suit would have on the Company’s consolidated financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

     In August 1997, a lawsuit was filed which sought to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue, to various local governmental entities, including the City of Bossier City and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that although the legislature amended the boarding fee statute in 2003, so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury, will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 14, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not at issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs have appealed the trial court’s ruling to the Second Circuit Court of Appeal. The Company will continue to vigorously defend this matter as may be required.

     Lady Luck and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.7 million as of April 25, 2004 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry of Tourism appealed the matter and the appeal was heard in April 2002. The Athens Appeal Court recently issued certified copies of judgments denying the Ministry’s further appeals, however the Ministry has elected to appeal this matter further. The Company is currently taking action to have this matter set for a hearing. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Contingencies (continued)

     On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri, against the Company and one of the Company’s subsidiaries, alleging a breach of a 1993 contract entered into by the County, that subsidiary, and guaranteed by Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) relating to the development of a casino-site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. The case has been moved to the state court. Discovery is ongoing and the matter has been set for a trial during April 2005. The outcome of this matter cannot be predicted with any degree of certainty. The Company believes the claims against it are without merit and intends to vigorously and appropriately defend the claims asserted in this matter.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $390.0 million 8.75% Senior Subordinated Notes due 2009 (through date of prepayment of March 3, 2004), $200.0 million 9% Senior Subordinated Notes due 2012, 7% Senior Subordinated Notes due 2014 issued March 3, 2004 and $500.0 million Senior Secured Credit Facility. The following table presents the consolidating condensed financial information of Isle of Capri Casinos, Inc., as the parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of April 25, 2004, April 27, 2003 and April 28, 2002.

CONSOLIDATING CONDENSED GUARANTOR, NON-GUARANTOR, AND PARENT
COMPANY FINANCIAL INFORMATION
AS OF APRIL 25, 2004 AND APRIL 27, 2003 AND FOR THE YEARS ENDED APRIL 25, 2004,
APRIL 27, 2003 AND APRIL 28, 2002
(In thousands)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	As of April 25, 2004
Balance Sheet

Current assets	$43,106	$93,620	$40,749	$(2,154)	$175,321
Intercompany receivables	890,557	(228,132)	73,495	(735,920)	-
Investments in subsidiaries	215,764	262,777	8,855	(487,396)	-
Property and equipment, net	4,521	721,982	180,957	-	907,460
Other assets	21,890	369,128	50,236	-	441,254

Total assets	$1,175,838	$1,219,375	$354,292	$(1,225,470)	$1,524,035

Current liabilities	$23,531	$89,100	$29,038	$(2,154)	$139,515
Intercompany payables	14,900	620,157	100,863	(735,920)	-
Long-term debt,
less current maturities	905,000	9,391	166,433	-	1,080,824
Deferred state income taxes	-	7,997	194	-	8,191
Other accrued liabilities	(8,621)	55,492	(12,955)	-	33,916
Minority interest	-	-	-	20,183	20,183
Stockholders' equity	241,028	437,238	70,719	(507,579)	241,406

Total liabilities and stockholders' equity	$1,175,838	$1,219,375	$354,292	$(1,225,470)	$1,524,035

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Fiscal Year Ended April 25, 2004
Statement of Income
Revenues:
Casino	$-	$943,564	$180,718	$-	$1,124,282
Rooms, food, beverage and other	1,228	180,889	28,553	-	210,670

Gross revenues	1,228	1,124,453	209,271	-	1,334,952
Less promotional allowances	-	180,060	41,749	-	221,809

Net revenues	1,228	944,393	167,522	-	1,113,143

Operating expenses:
Casino	-	157,070	26,451	-	183,521
Gaming taxes	-	211,622	34,015	-	245,637
Rooms, food, beverage and other	26,005	346,355	62,207	-	434,567
Management fee expense (revenue)	(31,960)	32,464	(504)	-	-
Depreciation and amortization	1,591	78,807	9,665	-	90,063

Total operating expenses	(4,364)	826,318	131,834	-	953,788

Operating income	5,592	118,075	35,688	-	159,355
Interest expense, net	30,143	(101,050)	(11,675)	-	(82,582)
Loss on early extinguishment of debt	-	(26,115)	-	-	(26,115)
Minority interest	-	-	-	(10,072)	(10,072)
Dividend income	64,493	-	-	(64,493)	-
Equity in income (loss) of subsidiaries	(61,781)	(19,574)	(451)	81,806	-

Income (loss) before income taxes	38,447	(28,664)	23,562	7,241	40,586
Income taxes	10,698	2,038	101	-	12,837

Net income	$27,749	$(30,702)	$23,461	$7,241	$27,749

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Fiscal Year Ended April 25, 2004
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(3,728)	$131,019	$32,716	$13223	$173,230
Net cash provided by (used in)
investing activities	(29,856)	(116,720)	(10533)	(2,009)	(159,118)
Net cash provided by (used in)
financing activities	59,594	(1,407)	(15,991)	(16,352)	25,844

Net increase (decrease) in cash and
cash equivalents	26,010	12,892	6,192	(5,138)	39,956
Cash and cash equivalents at
beginning of the year	7,313	53,268	29,495	4,550	94,626

Cash and cash equivalents at
end of the year	$33,323	$66,160	$35,687	$(588)	$134,582

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	As of April 27, 2003
Balance Sheet
Current assets	$14,611	$89,199	$33,604	$(1,669)	$135,745
Intercompany receivables	(173,730)	206,680	(32,950)	-	-
Investments in subsidiaries	253,227	282,930	170,276	(706,433)	-
Property and equipment, net	3,760	668,683	168,889	-	841,332
Other assets	972,264	369,438	140,962	(1,051,537)	431,127

Total assets	$1,070,132	$1,616,930	$480,781	$(1,759,639)	$1,408,204

Current liabilities	$24,691	$90,777	$42,372	$(1,669)	$156,171
Intercompany payables	14,900	936,731	99,906	(1,051,537)	-
Long-term debt,
less current maturities	835,000	6,581	161,649	-	1,003,230
Deferred state income taxes	-	7,557	118	-	7,675
Other accrued liabilities	(9,503)	53,375	(20,825)	-	23,047
Minority interest	-	-	-	14,177	14,177
Stockholders' equity	205,044	521,909	197,561	(720,610)	203,904

Total liabilities and stockholders' equity	$1,070,132	$1,616,930	$480,781	$(1,759,639)	$1,408,204

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Fiscal Year Ended April 27, 2003

Statement of Income
Revenues:
Casino	$-	$942,695	$108,790	$-	$1,051,485
Rooms, food, beverage and other	839	192,331	20,803	-	213,973

Gross revenues	839	1,135,026	129,593	-	1,265,458
Less promotional allowances	-	176,575	23,152	-	199,727

Net revenues	839	958,451	106,441	-	1,065,731

Operating expenses:
Casino	-	168,601	13,076	-	181,677
Gaming taxes	-	208,697	20,780	-	229,477
Rooms, food, beverage and other	19,501	356,238	36,520	-	412,259
Valuation charge	1,923	-	-	-	1,923
Management fee expense (revenue)	(34,570)	31,164	3,406	-	-
Depreciation and amortization	1,174	69,285	6,167	-	76,626

Total operating expenses	(11,972)	833,985	79,949	-	901,962

Operating income	12,811	124,466	26,492	-	163,769
Interest expense, net	34,392	(109,358)	(7,037)	-	(82,003)
Minority interest	-	-	-	(9,451)	(9,451)
Dividend income	6,441	-	-	(6,441)	-
Equity in income (loss) of subsidiaries	12,489	9,586	(160)	(21,915)	-

Income before income taxes	66,133	24,694	19,295	(37,807)	72,315
Income taxes	20,540	5,971	211	-	26,722

Net income	$45,593	$18,723	$19,084	$(37,807)	$45,593

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Fiscal Year Ended April 27, 2003
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$147,708	$44,508	$28,437	$(82,466)	$138,187
Net cash provided by (used in)
investing activities	(66,434)	(49,889)	(87,078)	76,803	(126,598)
Net cash provided by (used in)
financing activities	(78,263)	336	77,084	7,283	6,440

Net increase (decrease) in cash and
cash equivalents	3,011	(5,045)	18,443	1,620	18,029
Cash and cash equivalents at
beginning of the year	2,690	58,312	15,738	(143)	76,597

Cash and cash equivalents at
end of the year	$5,701	$53,267	$34,181	$1,477	$94,626

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Fiscal Year Ended April 28, 2002
Statement of Income
Revenues:
Casino	$-	$946,689	$110,278	$-	$1,056,967
Rooms, food, beverage and other	737	207,915	23,026	-	231,678

Gross revenues	737	1,154,604	133,304	-	1,288,645
Less promotional allowances	-	180,647	22,687	-	203,334

Net revenues	737	973,957	110,617	-	1,085,311

Operating expenses:
Casino	-	180,832	14,115	-	194,947
Gaming taxes	-	205,358	21,709	-	227,067
Rooms, food, beverage and other	16,131	371,461	38,171	-	425,763
Valuation charge	-	61,282	80	-	61,362
Management fee expense (revenue)	(36,315)	31,556	4,759	-	-
Depreciation and amortization	785	66,820	4,459	-	72,064

Total operating expenses	(19,399)	917,309	83,293	-	981,203

Operating income	20,136	56,648	27,324	-	104,108
Interest expense, net	16,997	(94,383)	(10,941)	-	(88,327)
Loss on early extinguishment of debt	-	(3,163)	(6,769)	2,911	(7,021)
Minority interest	-	-	-	(7,676)	(7,676)
Dividend income	26,000	-	-	(26,000)	-
Equity in income (loss) of subsidiaries	(46,376)	16,830	(30)	29,538	(38)

Income (loss) before income taxes	16,757	(24,068)	9,584	(1,227)	1,046
Income tax expense (benefit)	16,792	(15,711)	-	-	1,081

Net income (loss)	$(35)	$(8,357)	$9,584	$(1,227)	$(35)

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Fiscal Year Ended April 28, 2002
Statement of Cash Flows
Net cash provided by
operating activities	$2,575	$110,392	$32,083	$8,690	$153,740
Net cash provided by (used in)
investing activities	38,235	(108,299)	(27,154)	(3,385)	(100,603)
Net cash used in
financing activities	(38,279)	(2,764)	(7,075)	(5,081)	(53,199)

Net increase (decrease) in cash and
cash equivalents	2,531	(671)	(2,146)	224	(62)
Cash and cash equivalents at
beginning of the year	159	59,005	13,170	4,325	76,659

Cash and cash equivalents at
end of the year	$2,690	$58,334	$11,024	$4,549	$76,597

(a)     The following subsidiaries of the Company are guarantors of the 9% Senior Subordinated Notes, the 7% Senior Subordinated Notes and the Senior Secured Credit Facility: Riverboat Corporation of Mississippi; Riverboat Corporation of Mississippi-Vicksburg; Riverboat Services, Inc.; CSNO, L.L.C.; Louisiana Riverboat Gaming Partnership; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc. and IOC-Davenport, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

(b)     The following subsidiaries are not guarantors of the 9% Senior Subordinated Notes, the 7% Senior Subordinated Notes or the Senior Secured Credit Facility: Isle of Capri Black Hawk, L.L.C., Isle of Capri Black Hawk Capital Corp., IC Holdings Colorado, Inc., CCSC/Blackhawk, Inc., Colorado Grande Enterprises, Inc., IOC-Black Hawk Distribution Company, L.L.C., Blue Chip Casinos, PLC, Isle of Capri of Jefferson County, Inc., Casino Parking, Inc., Lady Luck Scott City, Inc.; Isle of Capri-Bahamas, Ltd., ASMI Management, Inc., IOC Development Company, L.L.C., Casino America, Inc., ICC Corp., International Marco Polo Services, Inc., IOC-St. Louis County, Inc., IOC, L.L.C., Isle of Capri of Michigan L.L.C., Isle of Capri Bettendorf Marina Corp., Water Street Redevelopment Corporation, IOC Services, L.L.C.; Louisiana Horizons, L.L.C., Capri Air, Inc., Lady Luck Gaming Corp., Lady Luck Gulfport, Inc., Lady Luck Vicksburg, Inc., Lady Luck Biloxi, Inc., Lady Luck Central City, Inc., Pompano Park Holdings, L.L.C., Casino America of Colorado, Inc., IOC Black Hawk County, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; IOC-PA, L.L.C.; IOC-St. Louis, L.L.C. and Isle of Capri Casinos, Ltd.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Selected Quarterly Financial Information (unaudited)

	Fiscal Quarters Ended

	July 27,	October 26,	January 25,	April 25,
	2003	2003	2004	2004

	(In thousands, except per share data)
Net revenues	$285,751	$269,666	$265,161	$292,565
Operating income	45,784	36,143	35,717	41,711
Net income	13,552	10,710	7,833	(4,346)
Net income per common share:
Basic	0.46	0.37	0.27	(0.15)
Diluted	0.45	0.35	0.25	(0.15)

	Fiscal Quarters Ended

	July 28,	October 27,	January 26,	April 27,
	2002	2002	2003	2003

	(In thousands, except per share data)
Net revenues	$276,663	$260,113	$253,078	$275,877
Operating income	42,908	33,661	36,071	51,129
Net income	12,173	6,787	8,395	18,238
Net income per common share:
Basic	0.42	0.24	0.29	0.62
Diluted	0.40	0.22	0.28	0.60

Quarterly data for fiscal year 2004 may not necessarily sum to the full year data reported in the Company’s consolidated financial statements.

The first quarter of fiscal year 2004 includes $0.3 million related to preopening expenses incurred in preparation for the opening of the Isle-Our Lucaya on December 15, 2003.

The second quarter of fiscal year 2004 includes $0.3 million related to preopening expenses incurred in preparation for the opening of the Isle-Our Lucaya on December 15, 2003.

The third quarter of fiscal year 2004 includes $1.5 million related to preopening expenses incurred in preparation for the opening of the Isle-Our Lucaya on December 15, 2003.

The fourth quarter of fiscal year 2004 includes $0.2 million related to preopening expenses incurred in preparation for the opening of the Blue Chip-Wolverhampton on April 22, 2004. Also included in the fourth quarter of fiscal year 2004 is $26.1 million in loss on early extinguishment of debt in connection with the refinancing of the Company’s $390.0 million 8.75% Senior Subordinated Notes on March 3, 2004. These other charges include early payment premiums, as well as the write-off of debt acquisition costs.

The fourth quarter of fiscal year 2003 includes $2.6 million related to insurance proceeds for a litigation settlement that was expensed in the fourth quarter of fiscal year 2002 at the Isle-Lake Charles. Also included in the fourth quarter of fiscal year 2003 is a $1.9 million valuation charge related to a write-off of the investment to date in Ardent Gaming, L.L.C., an unrelated third party. In connection with its analysis of estimated accruals, the Company adjusted reserves related to its health, workers’ compensation and general liability insurance programs, which resulted in a $3.5 million increase to net income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

     As of April 25, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of April 25, 2004.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the fiscal quarter ended April 25, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This item has been omitted from this report and is incorporated by reference to Isle of Capri’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

This item has been omitted from this report and is incorporated by reference to Isle of Capri’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     This item has been omitted from this report and is incorporated by reference to Isle of Capri’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item has been omitted from this report and is incorporated by reference to Isle of Capri’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     This item has been omitted from this report and is incorporated by reference to Isle of Capri’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Documents Filed as Part of this Report.

   1.     Financial Statements.
                                    The following financial statements and report of independent registered public accounting firm are included on pages 67 to 112 of this Form 10-K:

           Isle of Capri Casinos, Inc.

           Report of Independent Registered Public Accounting Firm
           Consolidated Balance Sheets - April 25, 2004 and April 27, 2003
  Consolidated Statements of Operations – Fiscal Years ended April 25, 2004, April 27, 2003 and April 28, 2002
           Consolidated Statements of Stockholders’ Equity – Fiscal Years ended
           April 25, 2004, April 27, 2003 and April 28, 2002
           Consolidated Statements of Cash Flows – Fiscal Years ended April 25, 2004, April 27, 2003 and April 28, 2002
           Notes to Consolidated Financial Statements

   2.   Financial Statements Schedule.

The following financial statement schedule is filed on page 118 of this Form 10-K and should be read in conjunction with the financial statements included under Item 8.

           Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or Notes.

   3.   Exhibits.

A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

(b)    Reports on Form 8-K.

During the fiscal quarter ended April 25, 2004, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K filed on February 12, 2004 regarding Item 12 announcing the financial results of the third fiscal quarter ended January 25, 2004.

Current Report on Form 8-K filed on February 18, 2004 regarding Item 5 announcing the offer to purchase and consent solicitation for any and all of the Company’s outstanding 8.75% Senior Subordinated Notes due 2009.

Current Report on Form 8-K filed on February 19, 2004 regarding Item 5 announcing the sale of $500.0 million in aggregate principal amount of the Company’s 7% senior subordinated notes due 2014.

Current Report on Form 8-K filed on March 4, 2004 regarding Item 5 announcing the expiration of the consent date, pursuant to the terms of the Company’s previously announced offer to purchase and consent solicitation for any and all of the Company’s $390.0 million outstanding principal amount of the Company’s 8.75% Senior Subordinated Notes due 2009.

Current Report on Form 8-K filed on March 8, 2004 regarding Item 5 announcing the execution of the supplemental indenture, pursuant to the terms of the Company’s previously announced offer to purchase and consent solicitation for any and all of the Company’s $390.0 million outstanding principal amount of the Company’s 8.75% Senior Subordinated Notes due 2009.

Current Report on Form 8-K filed on March 17, 2004 regarding Item 5 announcing the expiration of the previously announced offer to purchase for any and all of the Company’s $390.0 million outstanding principal amount of the Company’s 8.75% Senior Subordinated Notes due 2009, and the launch of the redemption of the remaining outstanding Notes, pursuant to the previously announced indenture.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLE OF CAPRI CASINOS, INC.

Dated: June 29, 2004                                                       By: /s/ Bernard Goldstein
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

Dated: June 29, 2004                                           /s/ Bernard Goldstein
                                                      Bernard Goldstein, Chairman of the Board,
                                                      Chief Executive Officer and Director
                                                      (Principal Executive Officer)

Dated: June 29, 2004                                           /s/ Rexford A. Yeisley
                                                      Rexford A. Yeisley, Senior Vice President and Chief Financial Officer
                                                      (Principal Financial and Accounting Officer)

Dated: June 29, 2004                                         /s/ Robert S. Goldstein
                                                      Robert S. Goldstein, Director

Dated: June 29, 2004                                           /s/ Alan J. Glazer
                                                      Alan J. Glazer, Director

Dated: June 29, 2004                                           /s/ Emanuel Crystal
                                                      Emanuel Crystal, Director

Dated: June 29, 2004                                           /s/ W. Randolph Baker
                                                      W. Randolph Baker, Director

Dated: June 29, 2004                                           /s/ Jeffrey D. Goldstein
                                                       Jeffrey D. Goldstein, Director

Dated: June 29, 2004                                           /s/ John Brackenbury
                                                      John Brackenbury, Director

Schedule II
Isle of Capri Casinos, Inc.
Consolidated Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period

Year Ended April 25, 2004

Allowance for doubtful accounts	$2,603	$2,019	$-	$2,112	$2,510

Reserve against investments in and advances
to non-consolidated affiliates (1)	$1,923	$-	$-	$-	$1,923

Reserve for impairment of long-lived assets (2)	$17,511	$-	$-	$17,136	$375

Year Ended April 27, 2003

Allowance for doubtful accounts	$3,192	$-	$-	$589	$2,603

Reserve against investments in and advances
to non-consolidated affiliates (1)	$-	$1,923	$-	$-	$1,923

Reserve for impairment of long-lived assets (2)	$78,873	$-	$-	$61,362	$17,511

Year Ended April 28, 2002

Allowance for doubtful accounts	$2,855	$337	$-	$-	$3,192

Reserve against investments in and advances
to non-consolidated affiliates	$-	$-	$-	$-	$-

Reserve for impairment of long-lived assets (2)	$17,511	$61,362	$-	$-	$78,873

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
3.1A     Certificate of Incorporation of Casino America, Inc. (4)
3.1B     Amendment to Certificate of Incorporation of Casino America, Inc. (13)
3.2A     By-laws of Casino America, Inc. (4)
3.2B     Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (10)
10.1      Casino America, Inc. 1992 Stock Option Plan (2)
4.3        Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (18)
4.4        Registration Rights Agreement, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc. and CIBC World Markets Corp. on behalf of themselves and as representatives of the other initial purchasers (18)
4.5        Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (16)
4.6       Registration Rights Agreement, dated as of March 27, 2002, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Dresdner Kleinwort Wasserstein-Grantschester, Inc. for itself and as representative of the other initial purchasers (16)
4.7A    Indenture, dated as of April 23, 1999, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (10)
4.7B    First Supplemental Indenture, dated as of September 16, 1999, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (13)
4.7C    Second Supplemental Indenture, dated as of April 30, 2001, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (16)
4.7D    Third Supplemental Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (18)
4.8      Rights Agreement, dated as of February 7, 1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (9)
10.2    Casino America, Inc. 1992 Stock Option Plan Amendment (3)
10.3    Casino America, Inc. 1993 Stock Option Plan, as amended (7)
10.4    Casino America, Inc. description of Employee Bonus Plan (3)
10.5    Casino America, Inc. Retirement Trust and Savings Plan (3)
10.6    Director’s Option Plan (6)
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
10.19   Operator’s Contract, dated as of December 28, 1989, between Riverboat Development Authority and the Connelley Group, LP, as amended on February 9, 1990, March 1, 1990, January 1, 1991, September 30, 1994 and March 1, 1998 (17)
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
10.22    Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (17)
10.23    Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Rexford A. Yeisley (17)
10.24    Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (17)
10.25    Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (17)
10.26    Employment Agreement dated as of July 1, 2003 between Isle of Capri Casinos, Inc. and Thomas J. Carr.
10.27   Second Amended and Restated Credit Agreement, dated as of April 26, 2002, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Dresdner Bank AG, New York and Grand Cayman Branches and Deutsche Bank Trust Company Americas, as co-syndication agents, Credit Lyonnais Los Angeles Branch, Wells Fargo Bank, N.A. and The CIT Group/Equipment Financing, Inc., as co-documentation agents and CIBC World Markets Corp., as lead arranger (16)
10.28   Third Amendment to Amended and Restated Credit Agreement, dated as of June 17, 2004, and effective with respect to any period including, and after, the fiscal quarter ending April 25, 2004, among Isle of Capri Casinos, Inc., and Canadian Imperial Bank of Commerce, as administrative agent for lenders.
12.1   Computation of ratio of earnings to fixed charges.
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
(1)     Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 1992 (File No. 0-20538) and incorporated herein by reference.
(2)     Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed June 17, 1992 (File No. 0-20538) and incorporated herein by reference.
(3)     Filed as an exhibit to Casino America, Inc.’s Annual Report on form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.
(4)     Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.
(5)     Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6)     Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.
(7)     Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.
(8)     Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.
(9)     Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.
(10)   Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.
(11)   Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.
(12)   Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.
(13)   Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.
(14)   Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(15)   Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(16)   Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on S-4 filed on May 22, 2002 (File No. 333-88802) and incorporated herein by reference.
(17)   Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.
(18)   Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.

