Form 10-Q
period 2004-07-25
ISLE OF CAPRI CASINOS INC
filed 2004-08-26
CIK 863015

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2004

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
Yes ☒ No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☒ No☐

As of August 17, 2004 the Company had a total of 29,522,196 shares of Common Stock outstanding (which excludes 3,614,700 shares held by us in treasury).

ISLE OF CAPRI CASINOS, INC.
FORM 10-Q
INDEX
PAGE

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS, JULY 25, 2004 (UNAUDITED)
AND APRIL 25, 2004	2

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS
ENDED JULY 25, 2004 AND JULY 27, 2003 (UNAUDITED)	3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE
MONTHS ENDED JULY 25 2004 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED JULY 25, 2004 AND JULY 27, 2003 (UNAUDITED)	5

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION	24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4. CONTROLS AND PROCEDURES	35

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	36

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
EQUITY SECURITIES	37

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

ITEM 5. OTHER INFORMATION	37

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	38

SIGNATURE	39
EXHIBIT LIST	40

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical or current facts included in this report on Form 10-Q or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Our Internet website is http://www.islecorp.com. We make our filings available free of charge on our Internet website as soon as reasonably practical after we electronically file such reports with, or furnish them to, the SEC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	July 25,	April 25,
	2004	2004

	(Unaudited)
Current assets:
Cash and cash equivalents	$151,024	$134,582
Accounts receivable	11,755	10,427
Income tax receivable	-	2,860
Deferred income taxes	11,139	11,283
Prepaid expenses and other assets	23,800	16,169

Total current assets	197,718	175,321
Property and equipment, net	914,824	907,460
Other assets:
Goodwill	334,015	333,780
Other intangible assets	72,358	72,349
Deferred financing costs, net	22,609	23,340
Restricted cash	2,541	2,482
Prepaid deposits and other	8,787	9,303

Total assets	$1,552,852	$1,524,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$8,854	$8,040
Accounts payable trade	19,205	21,725
Accrued liabilities:
Interest	22,819	10,311
Payroll and related	44,777	45,588
Property and other taxes	19,994	17,167
Income taxes	4,689	-
Progressive jackpots and slot club awards	15,932	14,828
Other	24,683	21,856

Total current liabilities	160,953	139,515
Long-term debt, less current maturities	1,081,115	1,080,824
Deferred income taxes	21,789	21,825
Deferred state income taxes	8,191	8,191
Other accrued liabilities	12,491	12,091
Minority interest	21,579	20,183
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 33,128 at July 25, 2004 and 33,055 at April 25, 2004	331	330
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	143,124	143,385
Unearned compensation	(2,166)	(1,413)
Retained earnings	138,704	128,095
Accumulated other comprehensive income	1,174	521

	281,167	270,918
Treasury stock, 3,615 shares at July 25, 2004 and 3,338 shares at April 25, 2004	(34,433)	(29,512)

Total stockholders' equity	246,734	241,406

Total liabilities and stockholders' equity	$1,552,852	$1,524,035

See notes to the unaudited consolidated financial statements.

        ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended

	July 25,	July 27,
	2004	2003

Revenues:
Casino	$284,195	$288,783
Rooms	12,925	11,860
Pari-mutuel commissions and fees	4,439	4,718
Food, beverage and other	36,681	37,657

Gross revenues	338,240	343,018
Less promotional allowances	57,368	57,267

Net revenues	280,872	285,751
Operating expenses:
Casino	45,662	46,419
Gaming taxes	62,944	62,219
Rooms	2,838	2,572
Pari-mutuel	3,470	3,481
Food, beverage and other	9,346	8,571
Marine and facilities	17,131	16,080
Marketing and administrative	78,929	78,717
Preopening	55	291
Depreciation and amortization	23,623	21,617

Total operating expenses	243,998	239,967

Operating income	36,874	45,784
Interest expense, net	(17,400)	(21,098)
Minority interest	(2,133)	(2,833)

Income before income taxes	17,341	21,853
Income taxes	6,732	8,301

Net income	$10,609	$13,552

Net income per common share-basic	$0.36	$0.46
Net income per common share-diluted	$0.35	$0.45

Weighted average basic shares	29,686	29,146
Weighted average diluted shares	30,749	30,355

See notes to the unaudited consolidated financial statements.

   ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
						Other
	Shares of		Additional	Unearned		Compre-		Total
	Common	Common	Paid-in	Compen-	Retained	hensive	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	Loss	Stock	Equity

Balance, April 25, 2004	33,055	$ 330	$ 143,385	$ (1,413)	$ 128,095	$ 521	$ (29,512)	$ 241,406
Net income	-	-	-	-	10,609	-	-	10,609
Unrealized gain on interest
rate swap contracts	-	-	-	-	-	172	-	172
Foreign currency translation
adjustments	-	-	-	-	-	481	-	481

Comprehensive income, net
of income taxes	-	-	-	-	-	-	-	11,262
Exercise of stock options	73	1	(1,160)	-	-	-	1,439	280
Purchase of treasury stock	-	-	-	-	-	-	(6,360)	(6,360)
Grant of nonvested stock	-	-	899	(899)	-	-	-	-
Amortization of unearned
compensation	-	-	-	146	-	-	-	146

Balance, July 25, 2004	33,128	$ 331	$ 143,124	$ (2,166)	$ 138,704	$ 1,174	$ (34,433)	$ 246,734

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended

	July 25,	July 27,
	2004	2003

Operating activities:
Net income	$10,609	$13,552
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,623	21,617
Amortization of deferred financing costs	1,008	1,074
Amortization of unearned compensation	146	187
Minority interest	2,133	2,833
Changes in operating assets and liabilities:
Accounts receivable	(1,310)	265
Income tax payable	7,549	-
Prepaid expenses and other assets	(7,950)	(6,429)
Accounts payable and accrued liabilities	14,643	27,344

Net cash provided by operating activities	50,451	60,443

Investing activities:
Purchase of property and equipment, net	(28,429)	(29,424)
Proceeds from notes receivable	-	5,344
Net cash paid for acquisitions	-	(878)
Sale of short-term investments	-	1,991
Restricted cash	117	89
Other	831	408

Net cash used in investing activities	(27,481)	(22,470)

Financing activities:
Proceeds from debt	2,502	-
Net reduction in line of credit	-	(5,915)
Principal payments on debt	(1,520)	(3,976)
Deferred financing costs	(273)	(68)
Repurchase of treasury stock	(6,360)	-
Proceeds from exercise of stock options	280	265
Cash distribution to minority partner	(1,185)	(404)

Net cash used in financing activities	(6,556)	(10,098)

Effect of foreign currency exchange rates on cash	28	-

Net increase in cash and cash equivalents	16,442	27,875
Cash and cash equivalents at beginning of period	134,582	80,639

Cash and cash equivalents at end of period	$151,024	$108,514

See notes to the unaudited consolidated financial statements.

5

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Three Months Ended

	July 25,	July 27,
	2004	2003

Supplemental disclosure of cash flow information:
Net cash payments for:
Interest	$4,597	$6,726
Income taxes	(1,072)	522
Supplemental schedule of noncash investing and financing activities:
Other:
Construction costs funded through accrued liabilities	1,124	-

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation
Isle of Capri Casinos, Inc. (the “Company” or “Isle of Capri”) was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. The Company wholly owns and operates eleven gaming facilities in the United States, located in Lula, Biloxi, Vicksburg and Natchez, Mississippi; Lake Charles and Bossier City, Louisiana; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. The Company also owns a 57% interest in, and receives a management fee for operating, two gaming facilities in Black Hawk, Colorado, and a gaming facility in Cripple Creek, Colorado. All but three of these gaming facilities operate under the name “Isle of Capri” and feature our distinctive tropical island theme. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in Blue Chip Casinos, PLC (“Blue Chip”), which owns casinos in Dudley and Wolverhampton, England. The Blue Chip investment was made in November 2003, and the allocation of the purchase price is preliminary. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

Fiscal Year-End
The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and week-end days (26) in each quarter. Periodically, this system necessitates a 53-week year. Fiscal 2005 commenced on April 26, 2004 and ends on April 24, 2005.

Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended July 25, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending April 24, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 25, 2004.

Reclassification
The consolidated financial statements for the prior year reflect certain reclassifications to conform to the current year presentation.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Stock-Based Compensation

The Company applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), to stock-based employee compensation.

	Three Months Ended

	July 25, 2004	July 27, 2003

	(In thousands, except per share data)

Net income, as reported	$10,609	$13,552
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(971)	(711)

Pro forma net income	$9,638	$12,841

Earnings per common share:
Basic - as reported	$0.36	$0.46

Basic - pro forma	$0.32	$0.44

Diluted - as reported	$0.35	$0.45

Diluted - pro forma	$0.31	$0.42

The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes amortization of restricted stock compensation of $89 and $117, net of income taxes, for the three months ended July 25, 2004, and July 27, 2003, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original	Expected	Expected
Fiscal Quarter	Interest Rate	Expected Life	Volatility	Dividends

July 25, 2004	3.02%	6.05 years	57.8%	None
July 27, 2003	2.97%	6.14 years	58.4%	None

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt

	July 25,	April 25,
	2004	2004

Long-term debt consists of the following:	(In thousands)

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	206,875	207,500
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below):
Variable rate term loan Tranche C	164,587	165,000
Special Assessment BID Bonds (described below)	700	700
Variable rate TIF Bonds due to City of Bettendorf (described below)	4,624	4,624
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,830	1,830
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	1,512	1,833
Blue Chip Credit Facility (6.25% at July 25, 2004) due December 2008;
non-recourse to Isle of Capri Casinos, Inc	3,893	3,418
Other	5,948	3,959

	1,089,969	1,088,864
Less current maturities	8,854	8,040

Long-term debt	$1,081,115	$1,080,824

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of July 25, 2004 and April 25, 2004.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

7% Senior Subordinated Notes
On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014. The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, and other subsidiaries as described more fully in Note 7. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $200.0 million in aggregate principal amount of the existing 9% Senior Subordinated Notes. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1 and September 1 through maturity. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

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

A substantial amount of the proceeds from the 7% Senior Subordinated Notes was used to prepay long-term debt, including all of the previously outstanding $390.0 million of 8.75% Senior Subordinated Notes due 2009. The proceeds were also used to pay prepayment premiums, accrued interest and other transaction fees and costs.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

9% Senior Subordinated Notes
On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the “9% Senior Subordinated Notes”). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, and other subsidiaries as described more fully in Note 7. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% Senior Subordinated Notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Senior Secured Credit Facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek and their subsidiaries, and other subsidiaries as described more fully in Note 7.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at July 25, 2004 was 3.52%.

Isle-Black Hawk Senior Secured Credit Facility
The Isle-Black Hawk Senior Secured Credit Facility provides for a $40.0 million revolving credit facility maturing on December 31, 2006 or such date as the Tranche C term loans are repaid in full, whichever comes first and $165.0 million Tranche C term loan matures on December 31, 2007, each of which is non recourse to the Isle of Capri Casinos, Inc. The Isle-Black Hawk is required to make quarterly principal payments of $0.4 million on the term loan portions of the Senior Secured Credit Facility that commenced in June 2004, with a balloon payment of $159.2 million due upon maturity.

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

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Isle-Black Hawk amended certain of these financial covenants as of July 25, 2004. The Isle-Black Hawk was in compliance with all of the covenants as of July 25, 2004, and anticipates being in compliance with the amended covenants in the future. The Senior Secured Credit Facility is secured by liens on the Isle-Black Hawk’s assets.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at July 25, 2004 was 5.07%.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

Interest Rate Swap Agreements
The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million or 48.6% of its variable rate term debt outstanding under the Isle-Black Hawk’s Senior Secured Credit Facility as of July 25, 2004. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the first fiscal quarter of 2006, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreements terminate as follows: $40.0 million in fiscal 2005 and $40.0 million in fiscal 2006. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended July 25, 2004. Accordingly, no gains or losses have been recognized on these cash flow hedges.

At July 25, 2004, the Isle-Black Hawk does not expect to reclassify any net gains or losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

Isle-Black Hawk Special Assessment BID Bonds
In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2.9 million in 6% bonds due on December 1, 2009.  The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the “SID”), of which the Isle-Black Hawk is a member.  The total costs of the improvements amounted to $2.2 million with the excess proceeds being returned to the bondholders by the BID.  The Isle-Black Hawk is responsible for 50% of this amount plus interest, and in April 2000 made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1.1 million or 50% of the net bond proceeds, over twenty periods at an interest rate of 6.25%. The difference between the bond rate of 6% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

Isle-Bettendorf TIF Bonds
As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf (“the City”) issued $9.5 million in tax incremental financing bonds (“TIF Bonds”), $7.5 million of which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City’s obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined “TIF District,” which includes the Isle-Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, the Isle-Bettendorf may not be required to fully repay the $7.5 million. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-Term Debt (continued)

Isle-Davenport General Obligation Bonds
In 2002, the Isle-Davenport entered into an agreement with the City of Davenport (the “City”) whereby the City would construct and own a skybridge connecting to the Isle-Davenport’s facility, allowing safer access across the street and railroad tracks. The project is expected to cost $6.4 million, with the Isle-Davenport obligated to pay $1.8 million. In February 2004, the City issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. The Isle-Davenport is required to make the first payment, consisting solely of accrued interest, of approximately $0.04 million, on or before December 1, 2004. Thereafter, the Isle-Davenport is required to make annual payments of principal and interest, to the City, to retire the bonds. As of July 25, 2004, no payments had been made to the City, but the obligation has been recorded as a liability of the Isle-Davenport.

Lines of Credit
As of July 25, 2004, the Company had $272.0 million under its lines of credit, of which $271.0 million was available.

4. Comprehensive Income

Comprehensive income (loss) consists of the following:

	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income

	(In thousands)
Balance, April 25, 2004	$(240)	$761	$521

Net change	172	481	653

Balance, July 25, 2004	(68)	1,242	1,174

For the interest rate swap agreements, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap agreement contracts, expressed in present value terms, totaled $0.1 million, net of income taxes, and is recorded as a current liability. There was no effect on income related to hedge ineffectiveness.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Contingencies

In April 1994, one of the Company’s subsidiaries was named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit that is currently pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. In June 2002, the district court denied the Motion for Class Certification. This decision was appealed to the United States District Court for the Ninth Circuit. On August 10, 2004, the Ninth Circuit denied the appeal upholding the lower court’s decision denying the petition for class certification. At this time, the Company remains unable to determine what effect, if any, the suit would have on its consolidated financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

In August 1997, a lawsuit was filed that seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that, although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 4, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not at issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs have appealed the trial court’s ruling to the Second Circuit Court of Appeal. The Company will continue to vigorously defend this matter as may be required.

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.9 million as of July 25, 2004, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. The Company is currently taking action to have this matter set for a hearing before the Supreme Court. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Contingencies (continued)

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri against the Company and a subsidiary alleging a breach of a 1993 contract entered into by the County and that subsidiary, and guaranteed by Lady Luck Gaming Corporation, relating to the development of a casino site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. Discovery is ongoing and the matter has been set for a trial during April 2005. The outcome of this matter cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to vigorously and appropriately defend the claims asserted in this matter.

In March 2004, the Company was selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license. Because Illinois limits the number of gaming licenses, each license has intrinsic value. Therefore, this license would be considered an intangible asset. As such, the cost of the license, as well as costs to acquire the license, are capitalized. As of July 25, 2004 the Company has capitalized $1.6 million related to acquisition of this license. Should the Company fail to obtain the license and be unable to complete the project, this amount would be expensed.

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

The Company is subject to various contingencies and litigation matters and has a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	July 25,	July 27,
	2004	2003

	(In thousands, except per share data)
Numerator:
Net income	$10,609	$13,552

Numerator for basic earnings per share - income
available to common stockholders	$10,609	$13,552
Effect of diluted securities	-	-

Numerator for diluted earnings per share-
income available to common stockholders after
assumed conversions	$10,609	$13,552

Denominator:
Denominator for basic earnings per share -
weighted - average shares	29,686	29,146
Effect of dilutive securities
Employee stock options and
nonvested restricted stock	1,063	1,209

Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	30,749	30,355

Basic earnings per share	$0.36	$0.46

Diluted earnings per share	$0.35	$0.45

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012, $500.0 million 7% Senior Subordinated Notes due 2014 and $500.0 million Senior Secured Credit Facility. The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of July 25, 2004, and April 25, 2004 and statements of income and cash flows for the three months ended July 25, 2004, and July 27, 2003.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES, AND PARENT COMPANY
 FINANCIAL INFORMATION
AS OF JULY 25, 2004 AND APRIL 25, 2004 AND FOR
THE THREE MONTHS ENDED JULY 25, 2004 AND JULY 27, 2003
UNAUDITED
(In thousands)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	As of July 25, 2004
Balance Sheet

Current assets	$58,032	$102,891	$39,971	$(3,176)	$197,718
Intercompany receivables	891,627	(226,477)	70,851	(736,001)	-
Investments in subsidiaries	220,621	262,646	6,624	(489,891)	-
Property and equipment, net	5,367	719,412	190,045	-	914,824
Other assets	19,725	369,197	51,388	-	440,310

Total assets	$1,195,372	$1,227,669	$358,879	$(1,229,068)	$1,552,852

Current liabilities	$39,161	$93,949	$31,019	$(3,176)	$160,953
Intercompany payables	14,900	620,238	100,863	(736,001)	-
Long-term debt,
less current maturities	904,375	9,039	167,701	-	1,081,115
Deferred state income taxes	-	7,997	194	-	8,191
Other accrued liabilities	(8,656)	55,492	(12,556)	-	34,280
Minority interest	-	-	-	21,579	21,579
Stockholders' equity	245,592	440,954	71,658	(511,470)	246,734

Total liabilities and stockholders' equity	$1,195,372	$1,227,669	$358,879	$(1,229,068)	$1,552,852

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Three Months Ended July 25, 2004
Statement of Income

Revenues:
Casino	$-	$235,779	$48,416	$-	$284,195
Rooms, food, beverage and other	55	46,312	7,678	-	54,045

Gross revenues	55	282,091	56,094	-	338,240
Less promotional allowances	-	46,690	10,678	-	57,368

Net revenues	55	235,401	45,416	-	280,872

Operating expenses:
Casino	-	38,126	7,536	-	45,662
Gaming taxes	-	53,828	9,116	-	62,944
Rooms, food, beverage and other	6,405	86,058	19,306	-	111,769
Management fee expense (revenue)	(7,870)	8,163	(293)	-	-
Depreciation and amortization	377	20,367	2,879	-	23,623

Total operating expenses	(1,088)	206,542	38,544	-	243,998

Operating income	1,143	28,859	6,872	-	36,874
Interest expense, net	10,110	(25,014)	(2,496)	-	(17,400)
Minority interest	-	-	-	(2,133)	(2,133)
Equity in income (loss) of subsidiaries	6,427	(131)	(2,349)	(3,947)	-

Income before income taxes	17,680	3,714	2,027	(6,080)	17,341
Income taxes	7,071	-	(594)	255	6,732

Net income	$10,609	$3,714	$2,621	$(6,335)	$10,609

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Three Months Ended July 25, 2004
Statement of Cash Flows

Net cash provided by (used in)
operating activities	$27,948	$19,772	$6,677	$(3,946)	$50,451
Net cash provided by (used in)
investing activities	(4,423)	(17,719)	(7,715)	2,376	(27,481)
Net cash provided by (used in)
financing activities	(6,952)	2,087	(3,261)	1,570	(6,556)
Effect of foreign currency exchange rates on
cash and cash equivalents	-	28	-	-	28

Net increase (decrease) in cash and
cash equivalents	16,573	4,168	(4,299)	-	16,442
Cash and cash equivalents at
beginning of the period	33,323	70,916	30,343	-	134,582

Cash and cash equivalents at
end of the period	$49,896	$75,084	$26,044	$-	$151,024

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Three Months Ended July 27, 2003

Statement of Income

Revenues:
Casino	$-	$242,800	$45,983	$-	$288,783
Rooms, food, beverage and other	1,122	46,000	7,113	-	54,235

Gross revenues	1,122	288,800	53,096	-	343,018
Less promotional allowances	-	46,504	10,763	-	57,267

Net revenues	1,122	242,296	42,333	-	285,751

Operating expenses:
Casino	-	39,901	6,518	-	46,419
Gaming taxes	-	53,494	8,725	-	62,219
Rooms, food, beverage and other	5,955	89,835	13,922	-	109,712
Management fee expense (revenue)	(8,362)	8,392	(30)	-	-
Depreciation and amortization	350	18,993	2,274	-	21,617

Total operating expenses	(2,057)	210,615	31,409	-	239,967

Operating income	3,179	31,681	10,924	-	45,784
Interest expense, net	7,453	(25,347)	(3,204)	-	(21,098)
Minority interest	-	-	-	(2,833)	(2,833)
Equity in income (loss) of subsidiaries	11,052	1,471	558	(13,081)	-

Income before income taxes	21,684	7,805	8,278	(15,914)	21,853
Income taxes	8,132	-	169	-	8,301

Net income	$13,552	$7,805	$8,109	$(15,914)	$13,552

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	For the Three Months Ended July 27, 2003
Statement of Cash Flows

Net cash provided by (used in)
operating activities	$29,782	$39,261	$9,910	$(18,510)	$60,443
Net cash provided by (used in)
investing activities	(11,533)	(26,875)	2,936	13,002	(22,470)
Net cash provided by (used in)
financing activities	(3,360)	(3,265)	(4,009)	536	(10,098)

Net increase (decrease) in cash and
cash equivalents	14,889	9,121	8,837	(4,972)	27,875
Cash and cash equivalents at
beginning of the period	7,313	53,268	15,508	4,550	80,639

Cash and cash equivalents at
end of the period	$22,202	$62,389	$24,345	$(422)	$108,514

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

	As of April 25, 2004
Balance Sheet

Current assets	$43,106	$93,620	$40,749	$(2,154)	$175,321
Intercompany receivables	890,557	(228,132)	73,495	(735,920)	-
Investments in subsidiaries	215,764	262,777	8,855	(487,396)	-
Property and equipment, net	4,521	721,982	180,957	-	907,460
Other assets	21,890	369,128	50,236	-	441,254

Total assets	$1,175,838	$1,219,375	$354,292	$(1,225,470)	$1,524,035

Current liabilities	$23,531	$89,100	$29,038	$(2,154)	$139,515
Intercompany payables	14,900	620,157	100,863	(735,920)	-
Long-term debt,
less current maturities	905,000	9,391	166,433	-	1,080,824
Deferred state income taxes	-	7,997	194	-	8,191
Other accrued liabilities	(8,621)	55,492	(12,955)	-	33,916
Minority interest	-	-	-	20,183	20,183
Stockholders' equity	241,028	437,238	70,719	(507,579)	241,406

Total liabilities and stockholders' equity	$1,175,838	$1,219,375	$354,292	$(1,225,470)	$1,524,035

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Consolidating Condensed Financial Information (continued)

(a)  The following subsidiaries of the Company are guarantors of the 7% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility: Riverboat Corporation of Mississippi; Riverboat Corporation of Mississippi-Vicksburg; Riverboat Services, Inc.; CSNO, L.L.C.; Louisiana Riverboat Gaming Partnership; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; and Gemini, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

(b)  The following subsidiaries are not guarantors of the 7% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility: Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; Colorado Grande Enterprises, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; Casino Parking, Inc.; Lady Luck Scott City, Inc.; Isle of Capri-Bahamas, Ltd.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; ICC Corp.; International Marco Polo Services, Inc.; IOC-St. Louis County, Inc.; IOC, L.L.C.; Isle of Capri of Michigan L.L.C.; Isle of Capri Bettendorf Marina Corp.; Water Street Redevelopment Corporation; IOC Services; L.L.C.; Louisiana Horizons, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C.; Casino America of Colorado, Inc.; IOC Black Hawk County, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; IOC-PA, L.L.C.; IOC-St. Louis, L.L.C. and Isle of Capri Casinos Limited.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-Q.

Executive Overview

     We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographical diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Freeport, Grand Bahama Island. We operate a harness racing track in Florida. Additionally, we have casino investments in Dudley and Wolverhampton, England.

     In Mississippi, our four operations contributed 22.3% of our net revenues. In three Mississippi markets, we experienced declines in net revenue comparing the quarter ending July 25, 2004 to the quarter ended July 27, 2003. The Isle-Biloxi is midway through its $79.0 million transformation, but the negative impact from the construction disruption has increased as the construction has moved to the front entrance of the property. We expect to complete these additions by the spring of 2005. We believe that these additions will allow our Biloxi property to compete more effectively in a highly competitive market. We anticipate the Biloxi market will become more competitive when the Hard Rock casino and hotel opens in spring 2005. Other large-scale projects are in various stages of planning and development. The Isle-Vicksburg also faces strong competition as other area casinos continue to make large capital and marketing investments. The Isle-Lula has faced a relatively weak economy in eastern Arkansas, its main feeder market leading to decreased net revenues. The Isle-Natchez had a modest increase in net revenues in the quarter ending July 25, 2004 compared to the quarter ended July 27, 2003, due in part to increased marketing efforts in the Baton Rouge, Louisiana area.

     In Louisiana, our two properties contributed 25.4% of our net revenues. We are facing increased competition in both the Bossier City and Lake Charles markets. The Isle-Bossier is starting to see the benefits of its expansion. Occupancy rates at the all-suite tower hotels have increased to 88% for the first quarter of fiscal 2005, from 83% for the fourth fiscal quarter of 2004, driving increased net revenues and operating income, despite a flat and highly competitive market. In Lake Charles, we substantially completed renovation of the Grand Palais by early July 2004. However, the construction disruption, coupled with low table hold percentages, had a negative impact leading to decreased net revenues and operating income.

     In Iowa, our three casinos contributed 19.4% of our net revenue. We experienced quarter over quarter increases in net revenue, operating income and operating margin at each of our Iowa properties. We believe that we are well positioned to continue to take advantage of the overall strength of the Iowa market. The market has drawn strength from improving overall economic conditions and from a significantly higher gaming tax burden in neighboring Illinois.

     In Missouri, our two properties contributed 14.9% of our net revenue. We experienced quarter over quarter increases in net revenue in Kansas City. Operating income decreased as a result of increased depreciation from the property’s recent expansion. The capital expansion benefited the-Isle Kansas City as it faces aggressive marketing by nearby properties and by the opening of an expansion by a neighboring competitor. The Isle-Boonville continues to provide strong operating results. As a result, we are in the planning stages for construction of a new 120-room hotel at the location.

     In Colorado, our three casino operations contributed 13.1% of our net revenue. The negative impact of construction disruption at our two Black Hawk operations persisted through the first quarter. Effective July 25, 2004, the Isle-Black Hawk amended certain financial covenants in its Senior Secured Credit Facility, and anticipates being in compliance with the amended covenants in the future. We are prioritizing our construction efforts to mitigate disruptions as quickly as possible. However, we expect the effects of the disruptions to continue until spring 2005.

     Our international operations account for a small percentage of our overall operations. We are, however, excited about the growth opportunities in the United Kingdom. We believe we are in a strong position to take advantage of the possible liberalization of gaming laws in the United Kingdom. Additionally, through our two-thirds ownership in Blue Chip Casinos, PLC we are constructing an additional pub-style casino in Walsall, England. We also operate the Isle-Our Lucaya as a higher-end player incentive. The ramp up of this property has been slower than we expected. To improve our results, we continue efforts to better utilize the marketing potential of this property.

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

Goodwill and Other Intangible Assets

At July 25, 2004, we had goodwill and other intangible assets with indefinite useful lives of $406.4 million, representing 26% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires goodwill and intangible assets with indefinite useful lives to be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the company below its carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2004 and determined that goodwill and other indefinite-lived intangible assets were not impaired. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the estimated fair value of each property to its carrying value. The estimated fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At July 25, 2004, we had property and equipment of $914.8 million, representing 59% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with our “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Self-Insurance Liabilities

We are self-funded up to a maximum amount per claim for our employee-related healthcare benefits program, workers’ compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for these liabilities based on claims filed and estimates of claims incurred but not reported. We also rely on independent consultants to assist in the determination of estimated accruals. While the total cost of claims incurred depends on future developments such as increases in healthcare costs, in our opinion, recorded reserves are adequate to cover payments on future claims.

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

The deferred tax assets and liabilities, as well as the need for a valuation allowance, are evaluated on an annual basis and adjusted if necessary. We use forecasted future operating results and consider enacted tax laws and rates in determining if the valuation allowance is sufficient. We operate in multiple taxing jurisdictions and are therefore subject to varying tax laws and potential audits, which could impact our assessments and estimates.

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

The Company routinely faces challenges from federal and other tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company records reserves for loss contingencies associated with the various filing positions that are probable and subject to reasonable estimates.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the outstanding value of the awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Results of Operations

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED OPERATING DATA
(In thousands)

	Three months ended

	July 25,	July 27,	Variance	Variance
	2004	2003		$%

Net revenues:
Mississippi	$62,676	$66,773	$(4,097)	(6.1%)
Lousiana	71,437	72,218	(781)	(1.1%)
Missouri	41,914	40,250	1,664	4.1%
Iowa	54,442	52,519	1,923	3.7%
Colorado	36,792	42,136	(5,344)	(12.7%)
International	8,347	-	8,347	N/M
Corporate and other	5,264	11,855	(6,591)	(55.6%)

Total net revenues	$280,872	$285,751	$(4,879)	(1.7%)

Operating income:
Mississippi	$8,887	$11,266	$(2,379)	(21.1%)
Lousiana	10,239	11,637	(1,398)	(12.0%)
Missouri	6,253	6,342	(89)	(1.4%)
Iowa	12,167	10,141	2,026	20.0%
Colorado	8,836	11,550	(2,714)	(23.5%)
International	(1,655)	(291)	(1,364)	(468.7%)
Corporate and other	(7,853)	(4,861)	(2,992)	(61.6%)

Operating income	$36,874	$45,784	$(8,910)	(19.5%)

Our results of operations for the three months ended July 25, 2004 reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the

Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Isle-Our Lucaya, Blue Chip-Dudley, Blue Chip-Wolverhampton and Pompano Park. The Isle-Our Lucaya began operations in December of 2003. We purchased a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”) in November of 2003. Blue Chip owns and operates a pub-style casino in Dudley, England, and a pub-style casino in Wolverhampton, England, which began operations in April of 2004. Blue Chip is also constructing a pub-style casino at Walsall, which it expects to be operational in September 2004.

Our results of operations for the three months ended July 27, 2003 reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Lady Luck-Las Vegas, and Pompano Park. The Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek were acquired on April 22, 2003. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas. We operated the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval.

We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets as new gaming facilities open and existing gaming facilities expand or enhance their facilities. We also believe that our results are subject to seasonality. We believe that our operating results are materially affected by the economy and weather. Results for the first quarter of the fiscal year may not be indicative of the results of the full fiscal year. Traditionally, we have experienced stronger results in the third and fourth fiscal quarters when compared to the first and second fiscal quarters.

Three Fiscal Months Ended July 25, 2004 Compared to Three Fiscal Months Ended July 27, 2003

Gross revenues for the quarter ended July 25, 2004, were $338.2 million, which included $284.2 million of casino revenue, $12.9 million of rooms revenue, $4.4 million of pari-mutuel commissions and $36.7 million of food, beverage and other revenue. This compares to gross revenue for the quarter ended July 27, 2003, of $343.0 million, which included $288.8 million of casino revenue, $11.9 million of rooms revenue, $4.7 million of pari-mutuel commissions and $37.6 million of food, beverage and other revenue.

Casino revenue decreased 1.6% primarily as a result of the sale of the Lady Luck-Las Vegas, which provided $6.0 million of casino revenue in the first quarter of fiscal 2004. Additionally, quarter over quarter casino revenues decreased substantially at the Isle-Black Hawk and the Colorado Central Station-Black Hawk due to significant construction disruptions at these properties. We expect significant disruptions to persist into the spring of 2005. Likewise, casino revenue was negatively impacted by construction at the Isle-Lake Charles. The renovations at the Isle-Lake Charles were substantially completed by the quarter ended July 25, 2004. We believe these renovations will make the property more competitive in a highly competitive market. These decreases were partially offset by the addition of the Isle-Our Lucaya. Additionally, we saw an increase in casino revenue at the Isle-Kansas City as we benefited from an increase in the gaming capacity at that location. Room revenue increased 9.0% quarter over quarter primarily the result of an additional 265 all-suite hotel rooms at the Isle-Bossier City location. Pari-mutuel commissions earned at Pompano Park in Florida decreased by 5.9%. The decrease is primarily attributable to the general decrease of onsite wagering on horse races. Food and beverage revenue remained essentially flat quarter over quarter. Other revenue decreased 19.1% primarily due to proceeds from litigation settlement received in the first quarter of fiscal 2004.

Promotional allowances, which are made up of complimentary revenue, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 0.2% in the first fiscal quarter of 2005 as compared to the first fiscal quarter of 2004.

Casino operating expenses for the first quarter of fiscal 2005 decreased 1.6% when compared to the first quarter of fiscal 2004. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The decrease in casino operating expenses is attributable to the finalization of the sale and discontinuation of gaming operations at the Isle-Las Vegas, on September 3, 2003.

Gaming taxes increased 1.2% in the quarter ended July 25, 2004 as compared to the quarter ended July 23, 2003. Gaming taxes as a percentage of casino revenue increased from 21.6% in the fiscal quarter ended July 27, 2003 to 22.2% of casino revenue in the quarter ended July 25, 2004. In Iowa, effective July 1, 2004, we faced an additional assessment of 2.0% of gross gaming revenues due to a tax increase enacted in that state.

Room expenses in the fiscal quarter ended July 25, 2004 increased 10.3% when compared to the fiscal quarter ended July 27, 2003. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was due primarily to the additional room occupancy at the Isle-Bossier City.

Pari-mutuel expenses remained essentially flat quarter over quarter despite a decrease in pari-mutuel commissions.

Food, beverage and other expenses increased 9.0% quarter over quarter. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 22.8% for the fiscal quarter ended July 27, 2003 to 25.5% for the fiscal quarter ended July 25, 2004. These expenses increased partly as a result of higher demand from patrons of the Isle-Bossier City’s new hotel rooms as well as the addition of a Kitt’s Kitchen restaurant. The addition of the Isle-Our Lucaya also increased food, beverage and other expenses.

Marine and facilities expenses increased 6.5% quarter over quarter. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to the addition of the Isle-Our Lucaya and repairs to the Isle-Vicksburg’s parking lot in the first fiscal quarter of 2005.

Marketing expenses increased 1.5% quarter over quarter. The increase in marketing expenses is primarily due to the addition of the Isle-Our Lucaya, which is partially offset by the finalization of the sale of the Lady Luck-Las Vegas. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses decreased 0.2% quarter over quarter. These expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The decrease is primarily due to the finalization of the sale and discontinuation of all operations at the Lady Luck-Las Vegas and savings from combining some administrative functions of our Isle-Bettendorf and Rhythm City Davenport properties. Conversely, new development expenses have increased as we pursue new opportunities. In addition to our continued investment in activities in the United Kingdom and the St. Louis area, we anticipate increased levels of spending in support of the Florida slot initiative currently scheduled for a vote on that state’s ballot in November 2004.

Depreciation and amortization expense increased 9.3% quarter over quarter. The increases were primarily due to the capital additions at the Isle-Bossier City, the Isle-Lake Charles and the Isle-Kansas City being placed into service.

Net interest expense decreased 17.5% quarter over quarter due primarily to a decrease in our effective interest rates and an increase in interest income. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, net interest expense of $2.2 million related to the Isle-Black Hawk is included in net interest expense in the quarter ended July 25, 2004. This compares to interest expense of $2.9 million for the quarter ended July 27, 2003.

Our effective tax rate was 38.8% for the quarter ended July 25, 2004, compared to 38% for the quarter ended July 27, 2003, which excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes. The increase in the rate, over the comparable fiscal quarter is attributable to the effect of permanent items on lower earnings for the quarter.

Liquidity and Capital Resources

At July 25, 2004, we had cash and cash equivalents of $151.0 million, compared to $134.6 million in cash and cash equivalents at April 25, 2004, the end of our last fiscal year. The $16.4 million increase in cash is the net result of $50.5 million net cash provided by operating activities, $27.5 million net cash used in investing activities and $6.6 million net cash used in financing activities.  In addition, we had $272.0 million under lines of credit. Of this amount, $1.0 million is limited to use by Blue Chip Casinos, PLC and is currently outstanding. The remaining $271.0 million was available, consisting of $235.0 million in unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $32.0 million in unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility (limited to the Isle-Black Hawk), and $4.0 million from other lines of credit. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Cash Flow from Investing Activities

We invested $27.8 million in property and equipment during the three fiscal months ended July 25, 2004. The following table reflects expenditures for property and equipment on major projects and the estimated costs to complete such projects:

For the three months ended July 25, 2004, we spent $6.1 million on other capital improvements and $6.5 million on our slot program. The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.

		Actual

		Fiscal Year	Three Months	Fiscal Year
		Ended 4/25/04	Ended 07/25/04	Ending 4/24/05	Remaining

		(dollars in millions)
Property	Project

Isle-Biloxi	Construct hotel & parking facility	$ 21.1	$ 4.1	$ 25.7	$ 22.1
Isle-Bossier City	Construct hotel & entertainment center	38.2	0.1	1.4	3.9
Isle-Bossier City	Renovate casino	0.4	0.3	3.1	1.2
Isle-Marquette	Construct hotel	-	-	3.3	2.6
Isle-Lake Charles	Renovate & expand casino	10.9	2.7	1.9	-
Isle-Kansas City	Renovate & expand casino	8.2	-	-	-
Isle-Black Hawk (57% owned)	Expansion & public improvements	8.0	8.0	38.0	38.6
Coventry	Construct leasehold improvements	-	0.5	18.4	76.0
Other UK properties	Construct leasehold improvements	-	0.1	4.8	-
All	Slot program	29.6	6.5	21.9	-
All	Other capital improvements	35.2	6.1	26.7	-

Total		$ 151.6	$ 28.4	$ 145.2	$ 144.4

In August 2002, we announced plans for a $135.0 million expansion at three of our casinos of which $76.0 million has been spent to date. The expansion plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, an Isle-branded Kitt’s Kitchen restaurant, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility, which was completed on December 19, 2003. The parking garage provides a podium for future expansion of an additional hotel tower. Construction on the hotel began in January of 2004 with projected completion in spring of 2005.

The Isle-Bossier City plan, estimated at $50.0 million, was substantially complete and open by January 25, 2004. This expansion featured a hotel tower with 265 rooms, a Kitt’s Kitchen restaurant, a new pool and deck, a spa and a 12,000 square-foot convention/entertainment center.

The Isle-Marquette property phase of the plan will include $6.0 million in improvements including a 60-room Inn-at-the-Isle and improved parking. The construction will commence once we have received local and regulatory permits and will last approximately 16 months.

The Isle-Black Hawk is investing approximately $94.0 million in Black Hawk to significantly increase covered parking for both properties, expand the Isle-Black Hawk, add hotel rooms and a Kitt’s Kitchen branded restaurant and connect the properties by means of a skywalk. Additionally, the Isle-Black Hawk will fund and construct public improvements, which include extending Main Street to connect directly to Colorado Route 119, approximately one half mile closer to Denver. We expect completion of the casino expansion, skywalks and restaurant and partial completion of the parking garage by spring of 2005. Substantial completion of the public improvements is planned for summer 2005. Completion of the hotel and the remainder of the parking garage is scheduled for spring of 2006.

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

On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. If this merger is completed, we expect to spend approximately $150.0 million in addition to amounts already expended at the site in Rosemont, Illinois to construct a single-level, 40,000 square foot casino, with 1,200 gaming positions, restaurants, an entertainment venue and retail space. We plan to finance the Rosemont, Illinois project through contributions of equity from Isle of Capri Casinos, Inc. and from a limited number of individual investors, who in the aggregate will own 20% as required by Illinois law, in an amount sufficient to allow non-recourse financing for the remainder of the cash needed to complete the project. The federal bankruptcy court has confirmed the plan of reorganization pursuant to which the merger would be consummated. The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of our bid, and has announced that she intends to attempt to recommence administrative proceedings with a proposed remedy of revoking the license from the current owner. The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of us in connection with the merger provided for under the plan of reorganization. There can be no assurance that the foregoing conditions will be satisfied or that we will be able to acquire the license. Additionally, because Illinois limits the number of gaming licenses, each license has intrinsic value. Therefore, this license would be considered an intangible asset. As such, the cost of the license, as well as costs to acquire the license, are capitalized. As of July 25, 2004 we have capitalized $1.6 million related to acquisition of this license. Should we fail to obtain the license and are thereby unable to complete the project, this amount would be expensed.

All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Cash Flow from Financing Activities

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments from what we reported in our Form 10-K for the year ended April 25, 2004.

During the three fiscal months ended July 25, 2004, we used net cash of $6.6 million primarily in the following financing activities:

  We made net borrowings under the revolving credit facility provided for by our Senior Secured Credit Facility and lines of credit of $2.5 million.
  We made principal payments on our Senior Secured Credit Facility and other debt of $1.5 million.
  We purchased 364,895 shares of our common stock at a total cost of $6.4 million.
  We made cash distributions to a minority partner totaling $1.2 million.

On April 26, 2002, we entered into a Senior Secured Credit Facility, which refinanced our prior facility. This Senior Secured Credit Facility consists of a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008. We are required to make quarterly principal payments on the $250.0 million term loan portion of our Senior Secured Credit Facility. Such payments are currently $0.6 million per quarter, which started in June 2002 and will increase to $59.4 million per quarter beginning in June 2007. In addition, we are required to make substantial quarterly interest payments on the outstanding balance of our Senior Secured Credit Facility. The proceeds were used to refinance $336.8 million of the prior facility.

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

As of July 25, 2004, we had $235.0 million of unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $32.0 million of unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility (limited to the Isle-Black Hawk) and $4.0 million of available credit from other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

Effective July 25, 2004, the Isle-Black Hawk amended certain financial covenants in its Senior Secured Credit Facility, and anticipates being in compliance with the amended covenants in the future.

We are in compliance with all covenants contained in our senior and subordinated debt instruments as of July 25, 2004. If we do not maintain compliance with these covenants, the lenders under the Senior Secured Credit Facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the Senior Secured Credit Facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our Senior Secured Credit Facility. The indentures governing our 7% Senior Subordinated Notes and our 9% Senior Subordinated Notes limit, among other things, our ability to borrow money, create liens, make restricted payments and sell assets.

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

Isle-Black Hawk Senior Secured Credit Facility
     The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million or 48.6% of its variable rate term debt outstanding under the Isle-Black Hawk’s Senior Secured Credit Facility as of July 25, 2004. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the first fiscal quarter of 2006, thus reducing the impact of interest rate changes on future interest expense. These interest rate swap agreements terminate as follows: $40.0 million in each of fiscal 2005 and 2006. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended July 25, 2004. Accordingly, no gains or losses have been recognized on these cash flow hedges.

     The following table provides information at April 25, 2004 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. There have been no material changes to this data since April 25, 2004.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

Fiscal year								Fair Value
(dollars in millions)	2005	2006	2007	2008	2009	Thereafter	Total	4/25/2004

Liabilities
Long-term debt, including current portion
Fixed rate	$ 2.6	$ 1.7	$ 1.1	$ 1.2	$ 1.3	$ 705.1	$ 713.0	$ 708.0
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

Variable rate	$ 5.4	$ 5.0	$ 5.1	$ 360.4	$ -	$ -	$ 375.9	$ 375.9
Average interest rate (1)	4.2%	5.8%	6.9%	7.6%	-	-

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable (2)	$ 40.0	$ 40.0	$ -	$ -	$ -	$ -	$ 80.0	$ (0.7)
Average pay rate	2.8%	1.5%	-	-	-	-
Average receive rate	1.6%	3.2%	-	-	-	-

(1)   Represents the annual average LIBOR from the forward yield curve at April 25, 2004, plus the weighted average margin above LIBOR on all consolidated variable rate debt.
(2)   Fair value represents the amount we would have to pay the counter party if we were to terminate the swap agreements at April 25, 2004.

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

As of July 25, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of July 25, 2004.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended July 25, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In April 1994, one of our subsidiaries was named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. In June 2002, this district court denied the Motion for Class Certification. This decision was appealed to the United States District Court for the Ninth Circuit. On August 10, 2004, the Ninth Circuit denied the appeal upholding the lower court’s decision denying the petition for class certification. At this time, we remain unable to determine what effect, if any, the suit would have on our consolidated financial position or results of operations. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter.

     In August 1997, a lawsuit was filed that sought to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenue, to various local governmental entities, including the City of Bossier City and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that, although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 14, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not at issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs have appealed the trial court’s ruling to the Second Circuit Court of Appeal. We will continue to vigorously defend this matter as may be required.

     Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.9 million as of July 25, 2004 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeals. The Ministry elected to appeal this matter further. We are currently taking action to have this matter set for a hearing before the Supreme Court. Accordingly, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri against us and a subsidiary alleging a breach of a 1993 contract entered into by the County and that subsidiary, and guaranteed by Lady Luck Gaming Corporation relating to the development of a casino-site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. Discovery is ongoing and the matter has been set for a trial during April 2005. The outcome of this matter cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

We are subject to various contingencies and engaged in various other litigation matters that have a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, we believe that they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

Period

April 26, 2004 to May 23, 2004	-	$ -	-	853,100

May 24, 2004 to June 27, 2004	42,711	17.73	42,711	810,389

June 28, 2004 to July 25, 2004	322,184	17.40	322,184	488,205

Total	364,895	$ 17.45	364,895	488,205

(1)     We have purchased our common stock under two separate repurchase programs. The first program, which allowed repurchase of up to 1,500,000 shares, was announced on November 15, 2000 and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001. The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. To date, we have purchased 4,011,795 shares of our common stock under the two programs. These programs do not have maximum approved dollar amounts, nor expiration dates.

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

During the quarter ended July 25, 2004, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K filed on June 17, 2004, regarding Item 12 announcing the financial results of the fourth fiscal quarter ended April 25, 2004.

Current Report on Form 8-K filed on April 28, 2004, regarding Item 12 announcing lowering its estimate of earnings for the fourth quarter ended April 25, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ISLE OF CAPRI CASINOS, INC.

Dated: August 26, 2004                         /s/ Rexford A. Yeisley
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

