Form 10-Q
period 2004-10-24
ISLE OF CAPRI CASINOS INC
filed 2004-12-01
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2004

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
Yes ☒ No ☐

As of November 30, 2004 the Company had a total of 29,667,732 shares of Common Stock outstanding (which excludes 3,614,700 shares held by us in treasury).

ISLE OF CAPRI CASINOS, INC.
FORM 10-Q
INDEX
PAGE

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS, OCTOBER 24, 2004 (UNAUDITED)
AND APRIL 25, 2004	2

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX
MONTHS ENDED OCTOBER 24, 2004 AND OCTOBER 26, 2003 (UNAUDITED)	3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX
MONTHS ENDED OCTOBER 24, 2004 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED OCTOBER 24, 2004 AND OCTOBER 26, 2003 (UNAUDITED)	5

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION	27

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4. CONTROLS AND PROCEDURES	43

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	44

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	46

ITEM 5. OTHER INFORMATION	46

ITEM 6. EXHIBITS	47

SIGNATURE	48
EXHIBITS	49

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	October 24,	April 25,
	2004	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$128,973	$134,582
Accounts receivable, net	9,891	10,427
Income tax receivable	-	2,860
Deferred income taxes	11,147	11,283
Prepaid expenses and other assets	23,128	16,169
Total current assets	173,139	175,321
Property and equipment, net	945,337	907,460
Other assets:
Goodwill	336,019	333,780
Other intangible assets	72,358	72,349
Deferred financing costs, net	21,595	23,340
Restricted cash	2,193	2,482
Prepaid deposits and other	8,087	9,303
Total assets	$1,558,728	$1,524,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$7,852	$8,040
Accounts payable trade	29,120	21,725
Accrued liabilities:
Interest	9,853	10,311
Payroll and related	44,917	45,588
Property and other taxes	23,892	17,167
Income taxes	6,463	-
Progressive jackpots and slot club awards	16,890	14,828
Other	26,647	21,856
Total current liabilities	165,634	139,515
Long-term debt, less current maturities	1,079,060	1,080,824
Deferred income taxes	21,787	21,825
Deferred state income taxes	8,191	8,191
Other accrued liabilities	12,738	12,091
Minority interest	23,217	20,183
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 33,189 at October 24, 2004 and 33,055 at April 25, 2004	332	330
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	143,945	143,385
Unearned compensation	(1,984)	(1,413)
Retained earnings	139,152	128,095
Accumulated other comprehensive income	1,089	521
	282,534	270,918
Treasury stock, 3,615 shares at October 24, 2004 and 3,338 shares at April 25, 2004	(34,433)	(29,512)
Total stockholders' equity	248,101	241,406
Total liabilities and stockholders' equity	$1,558,728	$1,524,035
See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
Revenues:
Casino	$275,492	$275,527	$559,687	$564,310
Rooms	12,334	11,209	25,259	23,069
Pari-mutuel commissions and fees	3,362	3,032	7,801	7,750
Food, beverage and other	36,755	35,011	73,436	72,668
Gross revenues	327,943	324,779	666,183	667,797
Less promotional allowances	58,221	55,113	115,589	112,380
Net revenues	269,722	269,666	550,594	555,417
Operating expenses:
Casino	47,138	44,625	92,800	91,000
Gaming taxes	61,976	60,337	124,920	122,556
Rooms	2,598	2,523	5,436	5,095
Pari-mutuel	2,749	2,361	6,219	5,842
Food, beverage and other	8,932	7,461	18,278	16,032
Marine and facilities	16,256	16,953	33,387	33,033
Marketing and administrative	81,111	77,519	160,040	156,280
Preopening	192	307	247	598
Depreciation and amortization	25,834	21,437	49,457	43,054
Total operating expenses	246,786	233,523	490,784	473,490
Operating income	22,936	36,143	59,810	81,927
Interest expense, net	(18,951)	(20,642)	(36,351)	(41,740)
Minority interest	(1,549)	(2,657)	(3,682)	(5,490)
Income before income taxes	2,436	12,844	19,777	34,697
Income taxes	1,988	2,134	8,720	10,435
Net income	$448	$10,710	$11,057	$24,262

Net income per common share-basic	$0.02	$0.37	$0.37	$0.83
Net income per common share-diluted	$0.01	$0.35	$0.36	$0.79

Weighted average basic shares	29,532	29,336	29,610	29,241
Weighted average diluted shares	30,542	30,827	30,646	30,591

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
						Other
	Shares of		Additional	Unearned		Compre-		Total
	Common	Common	Paid-in	Compen-	Retained	hensive	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	Income	Stock	Equity

Balance, April 25, 2004	33,055	$330	$143,385	$(1,413)	$128,095	$521	$(29,512)	$241,406
Net income	-	-	-	-	11,057	-	-	11,057
Unrealized gain on interest
rate swap contracts	-	-	-	-	-	160	-	160
Foreign currency translation
adjustments	-	-	-	-	-	408	-	408
Comprehensive income, net of
income taxes	-	-	-	-	-	-	-	11,625
Exercise of stock options, including
tax benefit of $211	134	2	(339)	-	-	-	1439	1102
Purchase of treasury stock	-	-	-	-	-	-	(6,360)	(6,360)
Grant of nonvested stock	-	-	899	(899)	-	-	-	-
Amortization of unearned
compensation	-	-	-	328	-	-	-	328
Balance, October 24, 2004	33,189	$332	$143,945	$(1,984)	$139,152	$1,089	$(34,433)	$248,101

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	October 24,	October 26,
	2004	2003
Operating activities:
Net income	$11,057	$24,262
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	49,457	43,054
Amortization of deferred financing costs	2,028	2,151
Amortization of unearned compensation	328	373
Minority interest	3,682	5,490
Changes in operating assets and liabilities:
Accounts receivable	519	(1,086)
Income tax payable	9,535	-
Prepaid expenses and other assets	(5,763)	(5,634)
Accounts payable and accrued liabilities	15,060	21,273
Net cash provided by operating activities	85,903	89,883

Investing activities:
Purchases of property and equipment, net	(80,156)	(68,646)
Notes receivable	(1,023)	-
Net cash paid for acquisitions	-	(948)
Proceeds from sales of assets	-	250
Restricted cash	(70)	(45)
Other	(172)	2,964
Net cash used in investing activities	(81,421)	(66,425)

Financing activities:
Proceeds from debt	1,153	-
Net increase (reduction) in line of credit	1,634	(5,916)
Principal payments on debt	(4,851)	(8,342)
Deferred financing costs	(280)	(366)
Purchase of treasury stock	(6,360)	-
Proceeds from exercise of stock options	891	3,276
Cash distributions to minority partner	(2,309)	(1,146)
Net cash used in financing activities	(10,122)	(12,494)

Effect of foreign currency exchange rates on cash	31	-

Net increase in cash and cash equivalents	(5,609)	10,964
Cash and cash equivalents at beginning of period	134,582	94,626
Cash and cash equivalents at end of period	$128,973	$105,590

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Six Months Ended
	October 24,	October 26,
	2004	2003

Supplemental disclosure of cash flow information:
Net cash (receipts) payments for:
Interest	$36,323	$40,769
Income taxes	(814)	2,394
Supplemental schedule of noncash investing and financing activities:
Other:
Construction costs funded through accounts payable and
accrued liabilities	6,115	2,682

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation
Isle of Capri Casinos, Inc. (the "Company" or "Isle of Capri") was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. The Company wholly owns and operates twelve casinos in eleven locations in the United States, located in Lula, Biloxi, Vicksburg and Natchez, Mississippi; Lake Charles and Bossier City, Louisiana; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. The Company also owns a 57% interest in, and receives a management fee for operating, two gaming facilities in Black Hawk, Colorado, and a gaming facility in Cripple Creek, Colorado. All but three of these gaming facilities operate under the name "Isle of Capri" and feature our distinctive tropical island theme. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in Blue Chip Casinos, PLC ("Blue Chip"), which owns casinos in Dudley, Wolverhampton and Walsall, England. The Blue Chip investment was made in November 2003 and the allocation of the purchase price is preliminary. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

Fiscal Year-End
The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and week-end days (26) in each quarter. Periodically, this system necessitates a 53-week year. Fiscal 2005 commenced on April 26, 2004 and ends on April 24, 2005.

Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. During the current quarter, these adjustments include additional depreciation expense of $2.9 million related to the reclassification of certain land improvements that were improperly classified as land at the time of the conversion of the Company’s manual system to a computerized asset tracking system in fiscal 2002. This adjustment is not material to previous fiscal years, nor is it expected to be material to anticipated results or to the trend of earnings for the full fiscal year and accordingly, the Company has included the correction in the period identified. Operating results for the three and six months ended October 24, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending April 24, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 25, 2004.

Reclassification
The consolidated financial statements for the prior year reflect certain reclassifications to conform to the current year presentation.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Stock-Based Compensation

The Company applies the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net income, as reported	$448	$10,710	$11,057	$24,262
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(516)	(1,163)	(1,780)	(1,877)
Pro forma net income	$(68)	$9,547	$9,277	$22,385

Earnings per common share:
Basic - as reported	$0.02	$0.37	$0.37	$0.83
Basic - pro forma	$-	$0.33	$0.31	$0.77

Diluted - as reported	$0.01	$0.35	$0.36	$0.79
Diluted - pro forma	$-	$0.31	$0.30	$0.73

The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes amortization of restricted stock compensation of $62,000 and $117,000, net of income taxes, for the three months ended October 24, 2004, and October 26, 2003, respectively, and $188,000 and $234,000, net of income taxes, for the six months ended October 24, 2004, and October 26, 2003, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original	Expected	Expected
Fiscal Quarter	Interest Rate	Expected Life	Volatility	Dividends

October 24, 2004	3.97%	6.38 years	55.5%	None
October 26, 2003	3.02%	6.05 years	57.8%	None

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at April 25, 2004	$333,780
Reclassification of goodwill	2,020
Foreign currency translation	219
Balance at October 24, 2004	$336,019

On November 28, 2003, the Isle of Capri Casinos, Inc., through its wholly owned subsidiary, Isle of Capri Casinos, Ltd. (collectively, the "Isle") acquired a two-thirds interest in Blue Chip for £5.3 million (approximately $9.0 million, based on published exchange rates at the date of acquisition). The Company has preliminarily recorded $2.0 million in goodwill related to the purchase. The allocation is preliminary pending receipt of further documentation.

4. Long-Term Debt

	October 24,	April 25,
	2004	2004
Long-term debt consists of the following:	(In thousands)

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	206,250	207,500
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below):
Variable rate term loan Tranche C	164,175	165,000
Special Assessment BID Bonds (described below)	645	700
Variable rate TIF Bonds due to City of Bettendorf (described below)	4,258	4,624
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,830	1,830
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	1,181	1,833
Blue Chip Credit Facility (6.50% at October 24, 2004) due December 2008;
non-recourse to Isle of Capri Casinos, Inc.	3,884	3,418
Other	4,689	3,959
	1,086,912	1,088,864
Less current maturities	7,852	8,040
Long-term debt	$1,079,060	$1,080,824

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of October 24, 2004 and April 25, 2004.

7% Senior Subordinated Notes
On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014. The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, and other subsidiaries as described more fully in Note 9. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $200.0 million in aggregate principal amount of the existing 9% Senior Subordinated Notes. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1 and September 1 through maturity. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

9% Senior Subordinated Notes
On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the "9% Senior Subordinated Notes"). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, and other subsidiaries as described more fully in Note 9. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% Senior Subordinated Notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007 at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Senior Secured Credit Facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its significant restricted subsidiaries, excluding Casino America of Colorado, Inc., the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek and their subsidiaries, and other subsidiaries as described more fully in Note 9. Effective November 23, 2004, the Company amended certain financial covenants in its Senior Secured Credit Facility. Specifically, Consolidated Total Leverage Ratio levels were increased and Fixed Charge Coverage Ratio levels were decreased for the second fiscal quarter of fiscal year 2005 through the second fiscal quarter of fiscal year 2006, as described in the Amendment, and the maximum amount allowed for Consolidated Capital Expenditures is increased from $40.0 million to $50.0 million.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at October 24, 2004 was 4.12%.

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

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Isle-Black Hawk amended certain of these financial covenants as of July 25, 2004. The Isle-Black Hawk was in compliance with all of the covenants as of October 24, 2004, and anticipates being in compliance with the amended covenants in the future. The Senior Secured Credit Facility is secured by liens on the Isle-Black Hawk’s assets.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at October 24, 2004 was 5.25%.

Interest Rate Swap Agreements
The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million or 48.7% of its variable rate term debt outstanding under the Isle-Black Hawk’s Senior Secured Credit Facility as of October 24, 2004. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the first fiscal quarter of 2006, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreements terminate as follows: $40.0 million in fiscal 2005 and $40.0 million in fiscal 2006. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended October 24, 2004. Accordingly, no gains or losses have been recognized on these cash flow hedges.

At October 24, 2004, the Isle-Black Hawk does not expect to reclassify any net gains or losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

Isle-Black Hawk Special Assessment BID Bonds
In July 1998, the Black Hawk Business Improvement District (the "BID"), issued $2.9 million in 6% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the "SID"), of which the Isle-Black Hawk is a member. The total costs of the improvements amounted to $2.2 million with the excess proceeds being returned to the bondholders by the BID. The Isle-Black Hawk is responsible for 50% of this amount plus interest, and in April 2000 made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1.1 million or 50% of the net bond proceeds, over twenty periods at an interest rate of 6.25%. The difference between the bond rate of 6% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

Isle-Bettendorf TIF Bonds
As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf ("the City") issued $9.5 million in tax incremental financing bonds ("TIF Bonds"), $7.5 million of which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City’s obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined "TIF District," which includes the Isle-Bettendorf and over 100 other tax paying entities. As the TIF District will repay the TIF Bonds, the Isle-Bettendorf may not be required to fully repay the $7.5 million. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City $0.25 per person for each person entering the boat until the remaining balance has been repaid.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

Isle-Davenport General Obligation Bonds
In 2002, the Isle-Davenport entered into an agreement with the City of Davenport (the "City") whereby the City would construct and own a skybridge connecting to the Isle-Davenport’s facility, allowing safer access across the street and railroad tracks. The project is expected to cost $6.4 million, with the Isle-Davenport obligated to pay $1.8 million. In February 2004, the City issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. The Isle-Davenport is required to make the first payment, consisting solely of accrued interest, of approximately $0.04 million, on or before December 1, 2004. Thereafter, the Isle-Davenport is required to make annual payments of principal and interest, to the City, to retire the bonds. As of October 24, 2004, no payments had been made to the City, but the obligation has been recorded as a liability of the Isle-Davenport.

Lines of Credit
As of October 24, 2004, the Company had $294.9 million of capacity under its lines of credit, of which $271.0 million was available.

5. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
	(In thousands)
Net income	$448	$10,710	$11,057	$24,262
Unrealized (loss) gain on interest rate swaps	(12)	1,021	160	1,985
Foreign currency translation adjustment	(73)	362	408	362
Comprehensive income	$363	$12,093	$11,625	$26,609

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Contingencies

In April 1994, one of the Company’s subsidiaries was named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit that is currently pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. In June 2002, the district court denied the Motion for Class Certification. This decision was appealed to the United States District Court for the Ninth Circuit. On August 10, 2004, the Ninth Circuit denied the appeal upholding the lower court’s decision denying the petition for class certification. As a result, the plaintiffs will only be permitted to pursue their claims individually. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter; however, given these developments, the Company believes that the outcome will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 1997, a lawsuit was filed that seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenues to various local governmental entities, including the City of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that, although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 4, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not at issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs have appealed the trial court’s ruling to the Second Circuit Court of Appeal. The Company will continue to vigorously defend this matter as may be required.

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.2 million as of October 24, 2004, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. The Company has taken action to have this matter set for a hearing before the Supreme Court and it is currently set for hearing during May 2006. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

In March 2004, the Company was selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license. Because Illinois limits the number of gaming licenses, each license has intrinsic value. Therefore, this license would be considered an intangible asset. As such, the cost of the license, as well as costs to acquire the license, are capitalized. As of October 24, 2004, the Company has capitalized $2.2 million related to acquisition of this license. Implementation of the project has been delayed due to various factors, including the lack of a quorum on the Illinois Gaming Board and various administrative and legal proceedings. Should the Company not ultimately obtain the license, and complete the project, all such costs would be expensed.

On October 29, 2004, the Company loaned $5 million to Florida Gaming Corporation ("Florida Gaming"). Interest accrues on the unpaid principal balance of the loan at an annual rate of 6% and is paid in arrears on the first day of each fiscal quarter. The loan is secured by a pledge of all of the issued and outstanding shares of capital stock of Florida Gaming Centers, Inc.("FGC"), a wholly owned subsidiary of Florida Gaming. The entire unpaid principal amount of the loan and unpaid interest thereon is payable on the earlier of (1) the sale of all or any material portion of the assets of, or all or any substantial equity interest in FGC, or (2) December 31, 2008.

Concurrently with the loan, Florida Gaming and FGC entered into a letter agreement with the Company pursuant to which Florida Gaming and FGC gave the Company exclusive negotiating rights with respect to the acquisition of all or substantially all of FGC's Miami jai alai business for a period ending no later than December 31, 2008.

On November 2, 2004, voters in the State of Florida voted to amend the state’s constitution to allow the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. In the event such amendment leads to a vote in Broward county and those voters grant that approval and enabling legislation is enacted allowing slot machines at the Company’s Pompano Park facility, it intends to proceed with the development of a slot machine facility at that location. In addition, the Company may exercise its exclusive right to negotiate with Florida Gaming for the purchase of FGC's Miami jai alai business.  For a variety of reasons, there can be no assurance that Florida law will ultimately allow the operation of slot machines at racetracks or jai alai facilities in Miami-Dade and Broward counties, including Pompano Park, or that the Company will reach a mutually satisfactory agreement with regard to the purchase of FGC's Miami jai alai business.

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

 6. Contingencies (continued)

The Company is subject to various contingencies and litigation matters and has a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

7. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator:
Net income	$448	$10,710	$11,057	$24,262
Numerator for basic earnings per share - income
available to common stockholders	$448	$10,710	$11,057	$24,262
Effect of diluted securities	-	-	-	-
Numerator for diluted earnings per share-
income available to common stockholders after
assumed conversions	$448	$10,710	$11,057	$24,262

Denominator:
Denominator for basic earnings per share -
weighted - average shares	29,532	29,336	29,610	29,241
Effect of dilutive securities
Employee stock options and
nonvested restricted stock	1,010	1,491	1,036	1,350
Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	30,542	30,827	30,646	30,591

Basic earnings per share	$0.02	$0.37	$0.37	$0.83

Diluted earnings per share	$0.01	$0.35	$0.36	$0.79

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

The Company’s effective tax rate for the three and six months ended October 24, 2004 was 66.3% and 42.9%, respectively. These rates reflect a change in the Company’s estimated annual effective income tax rate, due to the effect of non-deductible permanent items on lower earnings for the year and the impact of not benefiting current operating losses of the Company’s interests in the United Kingdom. The effect of the change in the annual effective income tax rate for the three months ended October 24, 2004, reduced net income by $1.3 million, or $0.04 per diluted common share. During the second quarter of the previous fiscal year, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years. As a result, the Company reduced income tax expense and related accruals by approximately $3.0 million for the three and six months ended October 26, 2003, for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 16.9% and 30.3% for the three and six months ended October 26, 2003, respectively, excluding an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes. Excluding the impact of these developments, our fiscal 2004 effective tax rate for the six months ended October 26, 2003, would have been 37.3%, excluding an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes.

The calculation of our effective tax rate for the three and six months ended October 24, 2004 and October 26, 2003 is as follows:

	Three Months Ended		Six Months Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
	(In thousands, except percentages)

Pre-tax income from consolidated statement of income	$2,436	$12,844	$19,777	$34,697
Add (Deduct):
Minority interest income tax benefit (expense)	561	(201)	561	(274)

Income before income taxes	2,997	12,643	20,338	34,423

Income tax expense	1,988	2,134	8,720	10,435
Effective income tax rate	66.3%	16.9%	42.9%	30.3%

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012, $500.0 million 7% Senior Subordinated Notes due 2014 and $500.0 million Senior Secured Credit Facility. The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of October 24, 2004, and April 25, 2004 and statements of income and cash flows for the six months ended October 24, 2004, and October 26, 2003.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSUDIARIES,
AND PARENT COMPANY FINANCIAL INFORMATION
AS OF OCTOBER 24, 2004 AND APRIL 25, 2004 AND FOR
THE THREE AND SIX MONTHS ENDED OCTOBER 24, 2004 AND OCTOBER 26, 2003
UNAUDITED
(In thousands)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of October 24, 2004
Balance Sheet
Current assets	$41,703	$104,870	$49,294	$(22,728)	$173,139
Intercompany receivables	916,380	(246,665)	66,368	(736,083)	-
Investments in subsidiaries	212,494	259,511	4,003	(476,008)	-
Property and equipment, net	4,407	731,102	209,828	-	945,337
Other assets	18,492	370,450	55,810	(4,500)	440,252
Total assets	$1,193,476	$1,219,268	$385,303	$(1,239,319)	$1,558,728

Current liabilities	$36,430	$93,278	$58,654	$(22,728)	$165,634
Intercompany payables	14,900	620,320	100,863	(736,083)	-
Long-term debt,
less current maturities	903,749	8,274	167,037	-	1,079,060
Other accrued liabilities	(8,658)	63,488	(12,114)	-	42,716
Minority interest	-	-	-	23,217	23,217
Stockholders' equity	247,055	433,908	70,863	(503,725)	248,101
Total liabilities and stockholders' equity	$1,193,476	$1,219,268	$385,303	$(1,239,319)	$1,558,728

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended October 24, 2004
Statement of Income
Revenues:
Casino	$-	$232,110	$43,382	$-	$275,492
Rooms, food, beverage and other	58	44,895	7,498	-	52,451
Gross revenues	58	277,005	50,880	-	327,943
Less promotional allowances	-	47,498	10,723	-	58,221
Net revenues	58	229,507	40,157	-	269,722

Operating expenses:
Casino	-	38,954	8,184	-	47,138
Gaming taxes	-	54,125	7,851	-	61,976
Rooms, food, beverage and other	6,242	86,119	36,386	(16,909)	111,838
Management fee expense (revenue)	(7,552)	7,984	(432)	-	-
Depreciation and amortization	361	22,418	3,055	-	25,834
Total operating expenses	(949)	209,600	55,044	(16,909)	246,786

Operating income (loss)	1,007	19,907	(14,887)	16,909	22,936
Interest income (expense), net	8,982	(25,287)	(2,646)	-	(18,951)
Minority interest	-	-	-	(1,549)	(1,549)
Equity in income (loss) of subsidiaries	(6,637)	(1,664)	(2,659)	10,960	-

Income (loss) before income taxes	3,352	(7,044)	(20,192)	26,320	2,436
Income taxes	2,904	-	(661)	(255)	1,988
Net income (loss)	$448	$(7,044)	$(19,531)	$26,575	$448

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 24, 2004
Statement of Income
Revenues:
Casino	$-	$467,889	$91,798	$-	$559,687
Rooms, food, beverage and other	113	91,206	32,086	(16,909)	106,496
Gross revenues	113	559,095	123,884	(16,909)	666,183
Less promotional allowances	-	94,188	21,401	-	115,589
Net revenues	113	464,907	102,483	(16,909)	550,594

Operating expenses:
Casino	-	77,081	15,719	-	92,800
Gaming taxes	-	107,953	16,967	-	124,920
Rooms, food, beverage and other	12,649	172,173	55,694	(16,909)	223,607
Management fee expense (revenue)	(15,422)	16,147	(725)	-	-
Depreciation and amortization	738	42,786	5,933	-	49,457
Total operating expenses	(2,035)	416,140	93,588	(16,909)	490,784

Operating income	2,148	48,767	8,895	-	59,810
Interest expense, net	19,092	(50,301)	(5,142)	-	(36,351)
Minority interest	-	-	-	(3,682)	(3,682)
Equity in income (loss) of subsidiaries	(210)	(1,797)	(5,007)	7,014	-

Income (loss) before income taxes	21,030	(3,331)	(1,254)	3,332	19,777
Income taxes	9,973	-	(1,253)	-	8,720
Net income (loss)	$11,057	$(3,331)	$(1)	$3,332	$11,057

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 24, 2004
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(193,985)	$248,618	$29,542	$1,728	$85,903
Net cash provided by (used in)
investing activities	198,095	(247,303)	(24,649)	(7,564)	(81,421)
Net cash provided by (used in)
financing activities	(6,973)	132	(6,341)	3,060	(10,122)
Effect of foreign currency exchange rates on
cash and cash equivalents	-	37	(6)	-	31
Net increase (decrease) in cash and
cash equivalents	(2,863)	1,484	(1,454)	(2,776)	(5,609)
Cash and cash equivalents at
beginning of the period	33,323	70,916	30,343	-	134,582
Cash and cash equivalents at
end of the period	$30,460	$72,400	$28,889	$(2,776)	$128,973

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended October 26, 2003

Statement of Income
Revenues:
Casino	$-	$230,262	$45,265	$-	$275,527
Rooms, food, beverage and other	40	42,178	7,034	-	49,252
Gross revenues	40	272,440	52,299	-	324,779
Less promotional allowances	-	44,377	10,736	-	55,113
Net revenues	40	228,063	41,563	-	269,666

Operating expenses:
Casino	-	38,193	6,432	-	44,625
Gaming taxes	-	51,862	8,475	-	60,337
Rooms, food, beverage and other	8,346	84,973	13,805	-	107,124
Management fee expense (revenue)	(7,615)	7,940	(325)	-	-
Depreciation and amortization	427	18,799	2,211	-	21,437
Total operating expenses	1,158	201,767	30,598	-	233,523

Operating income (loss)	(1,118)	26,296	10,965	-	36,143
Interest income (expense), net	7,646	(25,021)	(3,267)	-	(20,642)
Minority interest	-	-	-	(2,657)	(2,657)
Equity in income (loss) of subsidiaries	5,849	(2,288)	960	(4,521)	-

Income (loss) before income taxes	12,377	(1,013)	8,658	(7,178)	12,844
Income taxes	1,667	-	467	-	2,134
Net income	$10,710	$(1,013)	$8,191	$(7,178)	$10,710

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 26, 2003

Statement of Income
Revenues:
Casino	$-	$473,062	$91,248	$-	$564,310
Rooms, food, beverage and other	1,162	88,177	14,148	-	103,487
Gross revenues	1,162	561,239	105,396	-	667,797
Less promotional allowances	-	90,881	21,499	-	112,380
Net revenues	1,162	470,358	83,897	-	555,417

Operating expenses:
Casino	-	77,811	13,189	-	91,000
Gaming taxes	-	105,356	17,200	-	122,556
Rooms, food, beverage and other	14,301	175,091	27,488	-	216,880
Management fee expense (revenue)	(15,977)	16,332	(355)	-	-
Depreciation and amortization	777	37,792	4,485	-	43,054
Total operating expenses	(899)	412,382	62,007	-	473,490

Operating income	2,061	57,976	21,890	-	81,927
Interest income (expense), net	15,099	(50,368)	(6,471)	-	(41,740)
Minority interest	-	-	-	(5,490)	(5,490)
Equity in income (loss) of subsidiaries	16,901	(817)	1,518	(17,602)	-

Income before income taxes	34,061	6,791	16,937	(23,092)	34,697
Income taxes	9,799	-	636	-	10,435
Net income	$24,262	$6,791	$16,301	$(23,092)	$24,262

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 26, 2003
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$18,940	$63,915	$24,660	$(17,632)	$89,883
Net cash provided by (used in)
investing activities	(17,292)	(55,609)	(2,849)	9,325	(66,425)
Net cash provided by (used in)
financing activities	(1,179)	(4,043)	(9,471)	2,199	(12,494)
Net increase (decrease) in cash and
cash equivalents	469	4,263	12,340	(6,108)	10,964
Cash and cash equivalents at
beginning of the period	7,313	53,268	29,495	4,550	94,626
Cash and cash equivalents at
end of the period	$7,782	$57,531	$41,835	$(1,558)	$105,590

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 25, 2004
Balance Sheet
Current assets	$43,106	$93,620	$40,749	$(2,154)	$175,321
Intercompany receivables	890,557	(228,132)	73,495	(735,920)	-
Investments in subsidiaries	215,764	262,777	8,855	(487,396)	-
Property and equipment, net	4,521	721,982	180,957	-	907,460
Other assets	21,890	369,128	50,236	-	441,254
Total assets	$1,175,838	$1,219,375	$354,292	$(1,225,470)	$1,524,035

Current liabilities	$23,531	$89,100	$29,038	$(2,154)	$139,515
Intercompany payables	14,900	620,157	100,863	(735,920)	-
Long-term debt,
less current maturities	905,000	9,391	166,433	-	1,080,824
Deferred state income taxes	-	7,997	194	-	8,191
Other accrued liabilities	(8,621)	55,492	(12,955)	-	33,916
Minority interest	-	-	-	20,183	20,183
Stockholders' equity	241,028	437,238	70,719	(507,579)	241,406
Total liabilities and stockholders' equity	$1,175,838	$1,219,375	$354,292	$(1,225,470)	$1,524,035

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Consolidating Condensed Financial Information (continued)

(a)   The following subsidiaries of the Company are guarantors of the 7% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility: Riverboat Corporation of Mississippi; Riverboat Corporation of Mississippi-Vicksburg; Riverboat Services, Inc.; CSNO, L.L.C.; Louisiana Riverboat Gaming Partnership; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; Gemini, Inc.; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C. and IOC-City of St. Louis, L.L.C.  Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

(b)   The following subsidiaries are not guarantors of the 7% Senior Subordinated Notes, the 9% Senior Subordinated Notes and the Senior Secured Credit Facility: Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; Colorado Grande Enterprises, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; Casino Parking, Inc.; Lady Luck Scott City, Inc.; Isle of Capri-Bahamas, Ltd.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; ICC Corp.; International Marco Polo Services, Inc.; IOC, L.L.C.; Isle of Capri of Michigan L.L.C.; Isle of Capri Bettendorf Marina Corp.; Water Street Redevelopment Corporation; IOC Services, L.L.C.; Louisiana Horizons, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C.; Casino America of Colorado, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C., Isle of Capri Casinos Limited and Capri Insurance Corporation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-Q.

Executive Overview

     We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographical diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Freeport, Grand Bahama Island. We operate a harness racing track in Florida. Additionally, we have a controlling interest in the casino investments in Dudley, Walsall and Wolverhampton, England, which are operated by the minority owners.

     In Mississippi, our four operations contributed 22.5% of our net revenues during the fiscal quarter ended October 24, 2004. The Isle-Vicksburg experienced a modest increase in both net revenues and operating income despite aggressive competition in that market. The Isle-Biloxi experienced a significant decline in net revenues and operating income primarily due to construction disruptions, as we continue our $79.0 million parking and hotel expansion. We expect to complete the additions in the spring of 2005. The property also faced disturbances in business due to severe hurricane activity, affecting not only Biloxi, but also the surrounding markets from which the casino draws customers. The Isle-Lula showed a decline in margins due to an increasingly competitive environment.

     In Louisiana, our two properties contributed 25.5% of our net revenues during the fiscal quarter ended October 24, 2004. Both the Isle-Bossier City and the Isle-Lake Charles have produced increases in net revenues and operating income. The Isle-Bossier City’s new 265-room hotel and amenities addition, and the refurbishment and expansion of the Isle-Lake Charles’ Grand Palais, have increased these properties’ ability to compete within their markets.

     In Missouri, our two properties contributed 15.4% of our net revenues during the fiscal quarter ended October 24, 2004. Net revenues and operating income in both Kansas City and Boonville increased. The Isle-Kansas City's operating performance benefited from its gaming floor expansion despite a major new competitor’s product and aggressive marketing by nearby properties. The Isle-Boonville continues to perform well. We are in the planning stages of the construction of an approximately $15.0 million hotel and event center to further enhance the profitability of this property.

     In Iowa, our three casinos contributed 20.2% of our net revenues during the fiscal quarter ended October 24, 2004. Our two casinos in the Quad Cities produced an increase in net revenues, but at less than expected levels due to reduced patronage from the outer markets, particularly Chicagoland. In Marquette, net revenues and operating income declined. Marquette faced increased competition from a Native American casino that was open for the entire second quarter of fiscal 2005. Additionally, there was a 2% increase in the Iowa gaming tax rates, which became effective July 1, 2004.

     In Colorado, our three casino operations contributed 13.2% of our net revenues during the fiscal quarter ended October 24, 2004. Construction continues to cause considerable disruption, particularly to parking for the Colorado Central Station-Black Hawk and to the street entrances to both Black Hawk casinos. The initial and most disruptive phase of the $94.0 million expansion is expected to be completed by spring of 2005.

     The recent tropical storms have caused considerable destruction in the Bahamas. While the Isle-Our Lucaya casino escaped significant damage, our landlord’s hotels, the Westin and the Sheraton, were forced to close for major repairs. We in turn closed the casino for much of the quarter. The casino is currently opened on a limited weekend schedule and is expected to return to fulltime operations mid-December 2004, when the Our Lucaya Beach and Golf resort should also reopen. Second quarter operating income does not include the anticipated business interruption and other insurance recoveries related to losses in the quarter, which will be recorded when received.

     Blue Chip Casinos, PLC ("Blue Chip"), in which we have a two-thirds ownership interest, recently completed construction on an additional pub-style casino in Walsall, England.

     New development expense increased to $3.8 million for the quarter ended October 24, 2004, up significantly from $1.0 million for the same period in the previous fiscal year. This is primarily due to efforts related to referendums in Florida and Iowa, as well as continued investment in the United Kingdom. Corporate and other expense decreased over the comparable fiscal quarter and six months due to the inclusion in the prior year of a $2.0 million charge related to the accrual of additional loss contingencies for litigation matters.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles that require our management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

•	those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made

•	those estimates where, had we chosen different estimates or assumptions, the resulting differences would have had a material impact on our financial condition, changes in financial condition or results of operations; and

•	those estimates that are reasonably likely to change from period to period, resulting in a material impact on our financial condition, changes in financial condition or results of operations.

     Based upon management’s discussion of the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, we believe the following accounting estimates involve a higher degree of judgment and complexity.

Goodwill and Other Intangible Assets

At October 24, 2004, we had goodwill and other intangible assets with indefinite useful lives of $408.4 million, representing 26% of total assets. Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires goodwill and intangible assets with indefinite useful lives to be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the applicable asset below its carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2004 and determined that goodwill and other indefinite-lived intangible assets were not impaired. We are not aware of any events that require an interim assessment. Our next annual assessment will be in the fourth quarter of fiscal 2005. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the estimated fair value of each property to its carrying value. The estimated fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At October 24, 2004, we had property and equipment of $945.3 million, representing 61% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with our "all properties other capital improvements," program, as detailed in the "Liquidity and Capital Resources" section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the outstanding value of the awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the expected redemption or value of the awards.

Results of Operations
ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended				Six Months Ended
	October 24,	October 26,	Variance	Variance	October 24,	October 26,	Variance	Variance
	2004	2003	$	%	2004	2003	$	%

Net revenues:
Mississippi	$60,655	$62,202	$(1,547)	(2.5%)	$123,331	$128,975	$(5,644)	(4.4%)
Lousiana	68,734	66,424	2,310	3.5%	140,171	138,642	1,529	1.1%
Missouri	41,587	39,078	2,509	6.4%	83,501	79,328	4,173	5.3%
Iowa	54,536	53,917	619	1.1%	108,978	106,436	2,542	2.4%
Colorado	35,572	41,395	(5,823)	(14.1%)	72,364	83,531	(11,167)	(13.4%)
International	4,371	-	4,371	N/M	12,718	-	12,718	N/M
Corporate and other	4,267	6,650	(2,383)	(35.8%)	9,531	18,505	(8,974)	(48.5%)
Total net revenues	$269,722	$269,666	$56	0.0%	$550,594	$555,417	$(4,823)	(0.9%)

Operating income:
Mississippi	$3,548	$9,413	$(5,865)	(62.3%)	$12,435	$20,679	$(8,244)	(39.9%)
Lousiana	8,950	7,490	1,460	19.5%	19,189	19,127	62	0.3%
Missouri	5,457	5,208	249	4.8%	11,710	11,550	160	1.4%
Iowa	11,182	11,038	144	1.3%	23,349	21,180	2,169	10.2%
Colorado	7,098	11,159	(4,061)	(36.4%)	15,934	22,709	(6,775)	(29.8%)
International	(3,024)	(307)	(2,717)	(885.0%)	(4,679)	(598)	(4,081)	(682.4%)
Corporate and other	(10,275)	(7,858)	(2,417)	(30.8%)	(18,128)	(12,720)	(5,408)	(42.5%)
Operating income	$22,936	$36,143	$(13,207)	(36.5%)	$59,810	$81,927	$(22,117)	(27.0%)

     Our results of operations for the three and six months ended October 24, 2004, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Isle-Our Lucaya, Blue Chip-Dudley, Blue Chip-Wolverhampton, Blue Chip-Walsall and Pompano Park. The Isle-Our Lucaya began operations in December of 2003. We purchased a two-thirds interest in Blue Chip in November 2003.

     Our results of operations for the three and six months ended October 26, 2003, reflect the consolidated operations of all of our subsidiaries and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Lady Luck-Las Vegas, and Pompano Park. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas and operated the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval. Isle of Capri Black Hawk, L.L.C. purchased the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek on April 22, 2003.

     We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets as new gaming facilities open and existing gaming facilities expand or enhance their facilities. In addition, we believe that our operating results are materially affected by the economy and weather, such as the tropical storms that occurred in our second fiscal quarter of 2005. Results for the first and second quarters of the fiscal year may not be indicative of the results of the full fiscal year. Traditionally, we have experienced stronger results in the third and fourth fiscal quarters when compared to the first and second fiscal quarters.

Three Fiscal Months Ended October 24, 2004 Compared to Three Fiscal Months Ended October 26, 2003

Gross revenues for the quarter ended October 24, 2004, were $327.9 million, which included $275.5 million of casino revenues, $12.3 million of rooms revenues, $3.4 million of pari-mutuel commissions and $36.8 million of food, beverage and other revenues. This compares to gross revenues for the quarter ended October 26, 2003, of $324.8 million, which included $275.5 million of casino revenues, $11.2 million of room revenues, $3.0 million of pari-mutuel commissions and $35.0 million of food, beverage and other revenues.

Casino revenues were flat compared to the quarter ended October 26, 2003. We saw an increase in casino revenues at our Missouri properties due primarily to the Isle-Kansas City’s expansion of its gaming floor and the Isle-Boonville’s continued strong performance. Additionally, casino revenues increased at the Isle-Lake Charles, driven by the renovation and expansion of the Grand Palais. These increases were offset by declines in casino revenues at the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Isle-Biloxi, because of construction disruptions. We also experienced additional decreases in casino revenues at the Isle-Biloxi and the Isle-Our Lucaya due to the aftermath of the 2004 hurricane season.

Room revenues increased 10.0% over the same fiscal quarter of last year, primarily resulting from the additional 265 hotel rooms at the Isle-Bossier City. Pari-mutuel commissions earned at Pompano Park in Florida increased by 10.9% over the comparable quarter of fiscal 2004, related to an increase in the number of live race days. Food and beverage revenues increased 4.9% over the fiscal quarter ended October 26, 2003, due to increased business from renovations to the buffets at the Isle-Vicksburg, the Isle-Lake Charles and the Isle-Bossier City. The Isle-Bossier City added a new Kitt’s Kitchen restaurant. Other revenues increased 5.6% due primarily to additional amenities related to the Isle-Bossier City’s expansion.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 5.6% in the second fiscal quarter of 2005 as compared to the second fiscal quarter of 2004 as we increased our direct mail efforts to drive play at our various property locations.

Casino operating expenses for the second quarter of fiscal 2005 increased 5.6% when compared to the second quarter of fiscal 2004, despite flat casino revenues over the same period. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additions of the Isle-Our Lucaya and Blue Chip. The Isle-Our Lucaya incurred casino operating expenses during the time the property was closed in the aftermath of the season’s tropical storms. These increases are partially offset by the discontinuation of gaming operations at the Isle-Las Vegas, due to the finalization of the property’s sale during the second quarter of fiscal 2004.

Gaming taxes increased 2.7% in the quarter ended October 24, 2004 as compared to the quarter ended October 26, 2003, and gaming taxes as a percentage of casino revenues increased from 21.9% in the fiscal quarter ended October 26, 2003 to 22.5% of casino revenues in the quarter ended October 24, 2004. Effective July 1, 2004, we were subject to an additional assessment of 2.0% of gross gaming revenues in Iowa due to a tax increase enacted in that state.

Room expenses in the fiscal quarter ended October 24, 2004 increased 3.0% when compared to the fiscal quarter ended October 26, 2003. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was due primarily to the additional room occupancy at the Isle-Bossier City.

Pari-mutuel expenses increased 16.4% in the quarter ended October 24, 2004 as compared to the quarter ended October 26, 2003, as pari-mutuel commissions increased.

Food, beverage and other expenses increased 19.7% in the quarter ended October 24, 2004 as compared to the quarter ended October 26, 2003. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 21.3% for the quarter ended October 26, 2003 to 24.3% for the quarter ended October 24, 2004. These expenses increased partly as a result of higher demand from patrons of the Isle-Bossier City’s new hotel rooms as well as the addition of a Kitt’s Kitchen restaurant. The addition of the Isle-Our Lucaya and Blue Chip also increased food, beverage and other expenses.

Marine and facilities expenses decreased 4.1% in the quarter ended October 24, 2004 as compared to the quarter ended October 26, 2003. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. The decrease was primarily due to the reversal of accrued rental payments related to a discontinued equipment lease.

Marketing expenses increased 3.0% in the quarter ended October 24, 2004 as compared to the quarter ended October 26, 2003. The increase in marketing expenses is primarily due to increased competition and the addition of the Isle-Our Lucaya, and is partially offset by the finalization of the sale of the Lady Luck-Las Vegas. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses increased 5.3% in the quarter ended October 24, 2004 as compared to the quarter ended October 26, 2003. These expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily due to the addition of the Isle-Our Lucaya and Blue Chip. We also increased our development and investment activities domestically and in the United Kingdom. In Florida, we supported the successful campaign to pass a constitutional amendment that allows the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai facilities in their respective counties. These increases were partially offset by finalization of the sale and discontinuation of all operations at the Lady Luck-Las Vegas and savings from combining some administrative functions of our Isle-Bettendorf and Rhythm City Davenport properties. Additionally, we recognized a one-time $2.0 million charge related to an additional loss contingency in the second quarter of fiscal 2004.

Depreciation and amortization expense increased 20.5% in the quarter ended October 24, 2004 as compared to the quarter ended October 26, 2003. The increase was primarily due to additional depreciation expense of $2.9 million related to a reclassification of certain land improvements that were improperly classified as land at the time of the conversion of the company's manual system to a computerized asset tracking system in fiscal 2002, identified in this quarter, as well as the capital additions at the Isle-Bossier City, the Isle-Lake Charles and the Isle-Kansas City being placed into service.

Net interest expense decreased 8.2% in the quarter ended October 24, 2004 as compared to the quarter ended October 26, 2003. This is attributable to the lower average balance outstanding for both the term and revolver portions of our Senior Secured Credit Facility. On March 3, 2004, we prepaid $37.5 million of the term loan as part of the refinancing of our $390 million 8.75% Senior Subordinated Notes due 2009. We also made principal payments of $0.6 million during the quarter. Net interest expense for the second fiscal quarter of 2004 includes $1.4 million associated with interest rate hedges that expired in March of 2004. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, net interest expense of $2.4 million related to the Isle-Black Hawk is included in net interest expense in the quarter ended October 24, 2004. This compares to interest expense of $2.8 million for the quarter ended October 26, 2003.

Our effective tax rate was 66.3% for the quarter ended October 24, 2004, compared to 16.9% for the quarter ended October 26, 2003, which excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes. The increase in the rate, over the comparable fiscal quarter reflects a change in the Company’s estimated annual effective income tax rate due to the effect of non-deductible permanent items on lower earnings for the year and the impact of not benefiting current operating losses of the Company’s interests in the United Kingdom.. During the second quarter of the previous fiscal year, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years. As a result, the Company reduced income tax expense and related accruals by approximately $3.0 million for the three and six months ended October 26, 2003, for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 16.9% and 30.3% for the three and six months ended October 26, 2003, respectively, excluding an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes. Excluding the impact of these developments, our fiscal 2004 effective tax rate for the six months ended October 26, 2003, would have been 37.3%, excluding an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes.

Six Fiscal Months Ended October 24, 2004 Compared to Six Fiscal Months Ended October 26, 2003

Gross revenues for the six months ended October 24, 2004, were $666.2 million, which included $559.7 million of casino revenues, $25.3 million of room revenues, $7.8 million of pari-mutuel commissions and $73.4 million of food, beverage and other revenues. This compares to gross revenues for the six months ended October 26, 2003, of $667.8 million, which included $564.3 million of casino revenues, $23.1 million of room revenues, $7.8 million of pari-mutuel commissions and $72.7 million of food, beverage and other revenues.

We saw an increase in casino revenues at our Missouri properties due primarily the Isle-Kansas City’s expansion of its gaming floor and the Isle’s Boonville continued strong performance. The addition of the Isle-Our Lucaya and Blue Chip also increased casino revenues as these properties opened in the third quarter of fiscal 2004. These increases were offset by the sale of the Lady Luck-Las Vegas, which provided $8.6 million in casino revenues over the first six months of fiscal 2004. Casino revenues declined at those properties that are affected by construction disruptions, particularly the Isle-Black Hawk and the Colorado Central Station-Black Hawk. We expect that significant disruption will continue until the spring of 2005. We also faced decreases in casino revenues at the Isle-Biloxi because of construction and the aftermath of Hurricane Ivan.

Room revenues increased 9.5% primarily resulting from the additional 265 hotel rooms at the Isle-Bossier City. Pari-mutuel commissions earned at Pompano Park in Florida increased slightly, as the increase in number of live race days helped to offset the general decline in onsite wagering on horse races. Food and beverage revenues increased by 2.4% because of renovations made to the buffets at the Isle-Vicksburg, the Isle-Lake Charles and the Isle-Bossier City. The Isle-Bossier City added a new Kitt’s Kitchen restaurant. Other revenues decreased 7.9% primarily due to proceeds from a litigation settlement received in the first quarter of fiscal 2004.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 2.9% in the second fiscal quarter of 2005 as compared to the second fiscal quarter of 2004 as we increased our direct mail efforts to drive play.

Casino operating expenses for the first six months of fiscal 2005 increased 2.0% when compared to the first six months of fiscal 2004. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additions of the Isle-Our Lucaya and Blue Chip. The Isle-Our Lucaya incurred casino operating expenses during the time the property was closed in the aftermath of the season’s tropical storms. These increases are partially offset by the discontinuation of gaming operations at the Isle-Las Vegas, due to the finalization of the property’s sale in the second quarter of fiscal 2004.

Gaming taxes increased 1.9% in the six months ended October 24, 2004, and gaming taxes as a percentage of casino revenues increased from 21.7% for the six months ended October 26, 2003 to 22.3% of casino revenues for the six months ended October 24, 2004. Effective July 1, 2004, we were subject to an additional assessment of 2.0% of gross gaming revenues in Iowa due to a tax increase enacted in that state.

Room expenses in the six months ended October 24, 2004 increased 6.7% when compared to the six months ended October 26, 2003. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was due primarily to the additional room occupancy at the Isle-Bossier City.

Pari-mutuel expenses increased 6.5% in the six months ended October 24, 2004 as pari-mutuel commissions increased.

Food, beverage and other expenses increased 14.0% during the six months ended October 24, 2004. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 22.1% for the six months ended October 26, 2003 to 24.9% for the six months ended October 24, 2004. These expenses increased partly as a result of higher demand from patrons of the Isle-Bossier City’s new hotel rooms as well as the addition of a Kitt’s Kitchen restaurant. The addition of the Isle-Our Lucaya and Blue Chip also increased food, beverage and other expenses.

Marine and facilities expenses increased 1.1% for the six months ended October 24, 2004. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to the Isle-Vicksburg’s parking lot repairs completed in the first quarter of fiscal 2005, ongoing repairs and maintenance at the Isle-Lula and the addition of the Isle-Our Lucaya, offset by the reversal of accrued rental payments related to a discontinued equipment lease.

Marketing expenses increased 2.1% for the six months ended October 24, 2004. The increase in marketing expenses is primarily due to increased competition and the addition of the Isle-Our Lucaya and is partially offset by the finalization of the sale of the Lady Luck-Las Vegas. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses increased 2.5% for the six months ended October 24, 2004. These expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily due to the addition of the Isle-Our Lucaya and Blue Chip. We also increased our development and investment activities domestically and in the United Kingdom. In Florida, we supported the successful campaign to pass a constitutional amendment that allows the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai facilities in their respective counties. These increases were partially offset by finalization of the sale and discontinuation of all operations at the Lady Luck-Las Vegas and savings from combining some administrative functions of our Isle-Bettendorf and Rhythm City Davenport properties.

Depreciation and amortization expense increased 14.9% for the six months ended October 24, 2004. The increase was primarily due to additional depreciation expense of $2.9 million related to a reclassification of certain land improvements that were improperly classified as land at the time of the conversion of the company's manual system to a computerized asset tracking system in fiscal 2002, identified in this quarter, as well as the capital additions at the Isle-Bossier City, the Isle-Lake Charles and the Isle-Kansas City being placed into service.

Net interest expense decreased 12.9% for the six months ended October 24, 2004. This is attributable to the lower average balance outstanding for both the term and revolver portions of our Senior Secured Credit Facility. Net interest expense for the first and second quarters of fiscal year 2004 includes $2.9 million associated with interest rate hedges that expired in March 2004. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights. Additionally, net interest expense of $4.7 million related to the Isle-Black Hawk is included in net interest expense in the quarter ended October 24, 2004. This compares to interest expense of $5.7 million for the quarter ended October 26, 2003.

Our effective tax rate was 42.9% for the six months ended October 24, 2004, compared to 30.3% for the six months ended October 26, 2003, which excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes. The increase in the rate, over the comparable period reflects a change in the Company’s estimated annual effective income tax rate due to the effect of non-deductible permanent items on lower earnings for the year and the impact of not benefiting current operating losses of the Company’s interests in the United Kingdom. During the second quarter of the previous fiscal year, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years. As a result, the Company reduced income tax expense and related accruals by approximately $3.0 million for the three and six months ended October 26, 2003, for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 16.9% and 30.3% for the three and six months ended October 26, 2003, respectively, excluding an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes. Excluding the impact of these developments, our fiscal 2004 effective tax rate for the six months ended October 26, 2003, would have been 37.3%, excluding an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes.

Liquidity and Capital Resources

At October 24, 2004, we had cash and cash equivalents of $129.0 million, compared to $134.6 million in cash and cash equivalents at April 25, 2004, the end of our last fiscal year. The $5.6 million decrease in cash and cash equivalents is the net result of $85.9 million net cash provided by operating activities, $81.4 million net cash used in investing activities and $10.1 million net cash used in financing activities. In addition, we had $294.9 million of capacity under lines of credit. Of this amount, $0.9 million is limited to use by Blue Chip and is currently outstanding. Of the remaining $294.0 million, $271.0 million was available, consisting of $235.3 million in unused credit capacity under the revolving loan commitment on our Senior Secured Credit Facility, $31.7 million of unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility (limited to use by the Isle-Black Hawk), and $4.0 million under other lines of credit. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Cash Flow from Investing Activities

We invested $80.2 million in property and equipment during the six fiscal months ended October 24, 2004. The following table reflects expenditures for property and equipment on major projects and the estimated costs to complete such projects:

		Actual		Remaining
		Fiscal Year	Six Months	Fiscal Year
		Ended 4/25/04	Ended 10/24/04	Ending 4/24/05	Thereafter
		(dollars in millions)
Property	Project

Isle-Biloxi	Construct hotel & parking facility	$21.1	$13.1	$16.7	$22.1
Isle-Biloxi	Construct casino barge	-	-	27.5	62.5
Isle-Bossier City	Construct hotel & entertainment center	38.2	5.4	-	-
Isle-Bossier City	Renovate casino	0.4	0.5	2.9	1.2
Isle-Marquette	Construct hotel	-	-	3.3	2.6
Isle-Lake Charles	Renovate & expand casino	10.9	4.3	0.3	-
Isle-Kansas City	Renovate & expand casino	8.2	-	-	-
Isle-Boonville	Construct hotel	-	0.3	2.0	12.7
Isle-Black Hawk (57% owned)	Expansion & public improvements	8.0	25.0	21.0	38.6
Coventry	Construct leasehold improvements	-	1.6	17.3	76.0
Other UK properties	Construct leasehold improvements	-	0.3	4.6	-
All	Slot program	29.6	18.5	9.9	-
All	Other capital improvements	35.2	11.2	21.6	-
Total		$151.6	$80.2	$127.1	$215.7

The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.

In August 2002, we announced plans for a $135.0 million expansion at three of our casinos of which $90.3 million has been spent to date. The expansion plan will include upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, an Isle-branded Kitt’s Kitchen restaurant, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility, which was completed in December of 2003. The parking garage provides a podium for future expansion of an additional hotel tower. Construction on the hotel began in January of 2004 with projected completion in spring of 2005. In October 2004, we announced plans to replace the casino at the Isle-Biloxi with a new state-of-the-art casino facility. The approximately $90.0 million new casino, which is in addition to the $79.0 million parking and hotel expansion, is expected to be opened by December 2005, and will feature significantly expanded gaming space, new night clubs and restaurants and other amenities. We plan to construct the barge offsite and then move it into place during a two-week period between Thanksgiving and Christmas of 2005.

The Isle-Bossier City plan, estimated at $50.0 million, was open in January 2004. This expansion features a hotel tower with 265 rooms, a Kitt’s Kitchen restaurant, a new pool and deck, a spa and a 12,000 square-foot convention/entertainment center.

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

On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. If this merger is completed, we expect to spend approximately $150.0 million in addition to amounts already expended at the site in Rosemont, Illinois to construct a single-level, 40,000 square foot casino, with 1,200 gaming positions, restaurants, an entertainment venue and retail space. We plan to finance the Rosemont, Illinois project through our contributions of equity and from a limited number of individual investors, who in the aggregate will own 20% as required by Illinois law, in an amount sufficient to allow non-recourse financing for the remainder of the cash needed to complete the project. The federal bankruptcy court has confirmed the plan of reorganization pursuant to which the merger would be consummated. The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of our bid, and has announced that she intends to attempt to recommence administrative proceedings with a proposed remedy of revoking the license from the current owner. The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of us in connection with the merger provided for under the plan of reorganization. There can be no assurance that the foregoing conditions will be satisfied or that we will ultimately acquire the license. Additionally, because Illinois limits the number of gaming licenses, each license has intrinsic value. Therefore, this license is considered an intangible asset. As such, the cost of the license, as well as costs to acquire the license, are capitalized. As of October 24, 2004, we have capitalized $2.2 million related to acquisition of this license. Should we not ultimately obtain the license and complete the project, all such costs would be expensed.

In August 2004, we announced that we are planning the construction of a $15.0 million, 120-room hotel and event center at the Isle-Boonville.

On October 29, 2004, we loaned $5 million to Florida Gaming Corporation ("Florida Gaming"). Interest accrues on the unpaid principal balance of the loan at an annual rate of 6.0% and is paid in arrears on the first day of each fiscal quarter. The loan is secured by a pledge of all of the issued and outstanding shares of capital stock of Florida Gaming Centers, Inc.("FGC"), a wholly owned subsidiary of Florida Gaming. The entire unpaid principal amount of the loan and unpaid interest thereon is payable on the earlier of (1) the sale of all or any material portion of the assets of, or all or any substantial equity interest in FGC, or (2) December 31, 2008.

Concurrently with the loan, Florida Gaming and FGC entered into a letter agreement with us pursuant to which Florida Gaming and FGC gave us exclusive negotiating rights with respect to the acquisition of all or substantially all of FGC's Miami jai alai business for a period ending no later than December 31, 2008.

On November 2, 2004, voters in the State of Florida voted to amend the state’s constitution to allow the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. In the event such amendment leads to a vote in Broward county and those voters grant that approval and enabling legislation is enacted allowing slot machines at our Pompano Park facility, we intend to proceed with the development of a slot machine facility at that location. In addition, we may exercise our exclusive right to negotiate with Florida Gaming for the purchase of FGC's Miami jai alai business.  For a variety of reasons, there can be no assurance that Florida law will ultimately allow the operation of slot machines at racetracks or jai alai facilities in Miami-Dade and Broward counties, including at our Pompano Park facility, or that we will reach a mutually satisfactory agreement with regard to the purchase of FGC's Miami jai alai business.

Our properties in Biloxi, Lula, Vicksburg, Bossier City and Black Hawk are targeted under our slot enhancement program. These six properties will experience product upgrades to operate more competitively within their markets. The slot enhancement program includes increasing our ticket-in/ticket-out slot product to a minimum of 80% of installed games at these properties and the installation of the IGT Advantage slot system. This system will allow for greater interaction directly at the game by our customers. Players will also have the ability to receive and download rewards at the machine.

We expense all related developmental costs until we have obtained necessary permits and licenses. At the time an applicable license or permit is obtained, we evaluate the applicable costs and begin capitalization if appropriate.

All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Cash Flow from Financing Activities

Contractual Obligations and Commercial Commitments

With the exception of the Fourth Amendment to our Second Amended and Restated Credit Agreement, which amended only certain financial covenants, as described below, there have been no material changes in contractual obligations and commercial commitments from what we reported in our Form 10-K for the year ended April 25, 2004.

During the six fiscal months ended October 24, 2004, we used net cash of $10.1 million primarily in the following financing activities:
•	We made net borrowings under Blue Chip’s credit facility of $1.2 million.
•	We made principal payments on our Senior Secured Credit Facility and other debt of $4.9 million.
•	We purchased 364,895 shares of our common stock at a total cost of $6.4 million.
•	We made cash distributions to a minority partner totaling $2.3 million.

Our Senior Secured Credit Facility consists of a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008. We are required to make quarterly principal payments on the $250.0 million term loan portion of our Senior Secured Credit Facility. Such payments are currently $0.6 million per quarter, which started in June 2002 and will increase to $59.4 million per quarter beginning in June 2007. In addition, we are required to make substantial quarterly interest payments on the outstanding balance of our Senior Secured Credit Facility. The proceeds were used to refinance $336.8 million of the prior facility.

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

As of October 24, 2004, we had $235.3 million of unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $31.7 million of unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility (limited to use by the Isle-Black Hawk) and $4.0 million of available credit from other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

Effective July 25, 2004, the Isle-Black Hawk amended certain financial covenants in its Senior Secured Credit Facility, and anticipates being in compliance with the amended covenants in the future.

We are in compliance with all covenants contained in our senior and subordinated debt instruments as of October 24, 2004. If we do not maintain compliance with these covenants, the lenders under the Senior Secured Credit Facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the Senior Secured Credit Facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our Senior Secured Credit Facility. The indentures governing our 7% Senior Subordinated Notes and our 9% Senior Subordinated Notes limit, among other things, our ability to borrow money, create liens, make restricted payments and sell assets.

Effective November 23, 2004, we amended certain financial covenants in our Senior Secured Credit Facility, and anticipate being in compliance with the amended covenants in the future. Specifically, Consolidated Total Leverage Ratio levels were increased and Fixed Charge Coverage Ratio levels were decreased for the second fiscal quarter of fiscal year 2005 through the second fiscal quarter of fiscal year 2006, as described in the Amendment, and the maximum amount allowed for Consolidated Capital Expenditures is increased from $40.0 million to $50.0 million.

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

Isle-Black Hawk Senior Secured Credit Facility
The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million or 48.7% of its variable rate term debt outstanding under the Isle-Black Hawk’s Senior Secured Credit Facility as of October 24, 2004. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the first fiscal quarter of 2006, thus reducing the impact of interest rate changes on future interest expense. These interest rate swap agreements terminate as follows: $40.0 million in each of fiscal 2005 and 2006. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended October 24, 2004. Accordingly, no gains or losses have been recognized on these cash flow hedges.

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

As of October 24, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of October 24, 2004.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended October 24, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   In April 1994, one of our subsidiaries was named, along with numerous manufacturers, distributors and gaming operators, including many of the country’s largest gaming operators, in a consolidated class action lawsuit pending in Las Vegas, Nevada. These gaming industry defendants are alleged to have violated the Racketeer Influenced and Corrupt Organizations Act by engaging in a course of fraudulent and misleading conduct intended to induce people to play their gaming machines based upon a false belief concerning how those gaming machines actually operate and the extent to which there is actually an opportunity to win on any given play. The suit seeks unspecified compensatory and punitive damages. In June 2002, this district court denied the Motion for Class Certification. This decision was appealed to the United States District Court for the Ninth Circuit. On August 10, 2004, the Ninth Circuit denied the appeal upholding the lower court’s decision denying the petition for class certification. As a result, the plaintiffs will only be permitted to pursue their claims individually. The gaming industry defendants are committed to continuing a vigorous defense of all claims asserted in this matter; however, given these developments, we no longer consider this matter material.

   In August 1997, a lawsuit was filed that sought to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenues, to various local governmental entities, including the City of Bossier City and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that, although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 14, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not at issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs have appealed the trial court’s ruling to the Second Circuit Court of Appeal. We will continue to vigorously defend this matter as may be required.

   Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.2 million as of October 24, 2004 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeals. The Ministry elected to appeal this matter further. We have taken action to have this matter set for a hearing before the Supreme Court and it is currently set for a hearing during May 2006. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
Period

July 26, 2004 to August 22, 2004	-	$-	-	488,205

August 23, 2004 to September 26, 2004	-	-	-	488,205

September 27, 2004 to October 24, 2004	-	-	-	488,205

Total	-	$-	-	488,205

(1)	We have purchased our common stock under two separate repurchase programs. The first program, which allowed repurchase of up to 1,500,000 shares, was announced on November 15, 2000 and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001. The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. To date, we have purchased 4,011,795 shares of our common stock under the two programs. These programs do not have maximum approved dollar amounts, nor expiration dates.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS.

Annual Meeting of Stockholders

The Annual Meeting of Stockholders was held on October 8, 2004, at which the following matters were submitted to a vote of the stockholders:

(1)	To elect seven persons to the Board of Directors; and

(2)	To ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending April 24, 2005.

At the Annual Meeting of Stockholders, each of the following individuals were elected to serve as directors of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:

Name	For	Withheld	Against
Bernard Goldstein	28,309,752	222,252	-
Robert S. Goldstein	28,308,136	223,868	-
Alan J. Glazer	28,281,448	250,556	-
Emanuel Crystal	28,110,906	421,098	-
W. Randolph Baker	28,315,116	216,888	-
Jeffrey D. Goldstein	28,104,981	427,023	-
John G. Brackenbury	28,348,022	183,982

The voting on the other matters as ordered at the Annual Meeting of Stockholders was as follows:

Matter	For	Against	Abstained	Not Voted
Ratification of selection of Ernst & Young LLP	28,354,696	172,347	4,961	-

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.
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

ISLE OF CAPRI CASINOS, INC.

Dated: December 1, 2004	/s/ Rexford A. Yeisley
Rexford A. Yeisley, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER    DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

