Form 10-Q
period 2005-01-23
ISLE OF CAPRI CASINOS INC
filed 2005-03-01
CIK 863015

                                                   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2005

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
Yes ☒ No ☐
    As of February 23, 2005 the Company had a total of 29,798,567 shares of Common Stock outstanding (which excludes 3,607,178 shares held by us in treasury).

ISLE OF CAPRI CASINOS, INC.
FORM 10-Q
INDEX
PAGE

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS, JANUARY 23, 2005 (UNAUDITED)
AND APRIL 25, 2004	2

CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND NINE
MONTHS ENDED JANUARY 23, 2005 AND JANUARY 25, 2004 (UNAUDITED)	3

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE
MONTHS ENDED JANUARY 23, 2005 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED JANUARY 23, 2005 AND JANUARY 25, 2004 (UNAUDITED)	5

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION	30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 4. CONTROLS AND PROCEDURES	48

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	49

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	49

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	49

ITEM 5. OTHER INFORMATION	49

ITEM 6. EXHIBITS	50

SIGNATURE	51
EXHIBITS	52

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

Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further discussed in the Section “Risk Factors” in our annual report on Form 10-K for the fiscal year ended April 25, 2004, as such factors may be updated in subsequent SEC filings.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	the effect of significant competition from other gaming operations in the markets in which we operate;

•	the effects of changes in gaming authority regulations;

•	the effects of increases in gaming taxes;

•	the effects of changes in non-gaming regulation;

•	loss of key personnel;

•	the impact of inclement weather on our patronage;

•	the effects of construction and related disruptions associated with expansion projects at existing facilities;

•	the effects of increases in energy and fuel prices;

•	general and regional economic conditions;

•	the effects of limitations imposed by our substantial indebtedness; and

•	political conditions and regulatory uncertainties in the foreign countries in which we operate or are pursuing development opportunities.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
ASSETS	January 23,	April 25,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$122,753	$134,582
Accounts receivable, net	12,347	10,427
Income tax receivable	-	2,860
Deferred income taxes	11,075	11,283
Prepaid expenses and other assets	21,427	16,169
Total current assets	167,602	175,321
Property and equipment, net	986,243	907,460
Other assets:
Goodwill	336,367	333,780
Other intangible assets	72,361	72,349
Deferred financing costs, net	20,947	23,340
Restricted cash	2,193	2,482
Prepaid deposits and other	13,501	9,303
Total assets	$1,599,214	$1,524,035
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,159	$8,040
Accounts payable	39,894	21,725
Accrued liabilities:
Interest	23,361	10,311
Payroll and related	45,411	45,588
Property and other taxes	14,628	17,167
Income taxes	9,234	-
Progressive jackpots and slot club awards	15,073	14,828
Other	28,203	21,856
Total current liabilities	183,963	139,515
Long-term debt, less current maturities	1,093,419	1,080,824
Deferred income taxes	21,787	21,825
Deferred state income taxes	8,191	8,191
Other accrued liabilities	14,131	12,091
Minority interest	23,501	20,183
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 33,396 at January 23, 2005 and 33,055 at April 25, 2004	334	330
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	145,983	143,385
Unearned compensation	(1,643)	(1,413)
Retained earnings	142,682	128,095
Accumulated other comprehensive income	1,845	521
	289,201	270,918
Treasury stock, 3,636 shares at January 23, 2005 and 3,338 shares at April 25, 2004	(34,979)	(29,512)
Total stockholders' equity	254,222	241,406
Total liabilities and stockholders' equity	$1,599,214	$1,524,035
See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2005	2004	2005	2004
Revenues:
Casino	$268,221	$267,489	$827,908	$831,799
Rooms	10,529	9,949	35,788	33,018
Pari-mutuel commissions and fees	5,210	5,560	13,011	13,310
Food, beverage and other	36,867	35,257	110,303	107,925
Gross revenues	320,827	318,255	987,010	986,052
Less promotional allowances	53,993	53,094	169,582	165,474
Net revenues	266,834	265,161	817,428	820,578
Operating expenses:
Casino	46,726	45,340	139,526	136,340
Gaming taxes	59,693	58,997	184,613	181,553
Rooms	2,202	2,007	7,638	7,102
Pari-mutuel	3,982	3,988	10,201	9,830
Food, beverage and other	8,771	7,814	27,049	23,846
Marine and facilities	16,867	15,707	50,254	48,740
Marketing and administrative	75,503	71,498	235,543	227,778
Preopening	-	1,452	247	2,050
Valuation charge	1,621	-	1,621	-
Depreciation and amortization	23,625	22,641	73,082	65,695
Total operating expenses	238,990	229,444	729,774	702,934
Operating income	27,844	35,717	87,654	117,644
Interest expense, net	(18,460)	(20,283)	(54,811)	(62,023)
Minority interest	(1,440)	(2,549)	(5,122)	(8,039)
Income before income taxes	7,944	12,885	27,721	47,582
Income taxes	4,414	5,052	13,134	15,487
Net income	$3,530	$7,833	$14,587	$32,095

Net income per common share-basic	$0.12	$0.27	$0.49	$1.09
Net income per common share-diluted	$0.11	$0.25	$0.47	$1.04

Weighted average basic shares	29,675	29,485	29,632	29,322
Weighted average diluted shares	31,037	31,032	30,776	30,738

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accumulated
						Other
	Shares of		Additional	Unearned		Compre-		Total
	Common	Common	Paid-in	Compen-	Retained	hensive	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	Income	Stock	Equity

Balance, April 25, 2004	33,055	$330	$143,385	$(1,413)	$128,095	$521	$(29,512)	$241,406
Net income	-	-	-	-	14,587	-	-	14,587
Unrealized gain on interest
rate swap contracts	-	-	-	-	-	268	-	268
Foreign currency translation
adjustments	-	-	-	-	-	1,056	-	1,056
Comprehensive income, net of
income taxes	-	-	-	-	-	-	-	15,911
Exercise of stock options, including
tax benefit of $623	341	4	1,997	-	-	-	893	2,894
Purchase of treasury stock	-	-	-	-	-	-	(6,360)	(6,360)
Grant of nonvested stock	-	-	601	(601)	-	-	-	-
Amortization of unearned
compensation	-	-	-	371	-	-	-	371
Balance, January 23, 2005	33,396	$334	$145,983	$(1643)	$142,682	$1,845	$(34,979)	$254,222

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Nine Months Ended
	January 23,	January 25,
	2005	2004
Operating activities:
Net income	$14,587	$32,095
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	73,082	65,695
Valuation charge	1,621	-
Amortization of deferred financing costs	3,091	3,241
Amortization of unearned compensation	371	368
Minority interest	5,122	8,039
Changes in operating assets and liabilities:
Accounts receivable	(1,903)	(503)
Income tax payable	12,717	-
Prepaid expenses and other assets	(2,741)	(2,680)
Accounts payable and accrued liabilities	27,552	29,055
Net cash provided by operating activities	133,499	135,310

Investing activities:
Purchases of property and equipment, net	(142,731)	(121,561)
Notes receivable	(6,055)	-
Net cash paid for acquisitions	-	(11,387)
Proceeds from sales of assets	-	250
Restricted cash	(280)	(187)
Other	(485)	3,662
Net cash used in investing activities	(149,551)	(129,223)

Financing activities:
Proceeds from debt	3,071	-
Net increase in line of credit	14,282	5,934
Principal payments on debt	(4,831)	(12,334)
Deferred financing costs	(692)	(371)
Purchase of treasury stock	(6,360)	(2,030)
Proceeds from exercise of stock options	2,270	4,527
Cash distributions to minority partner	(3,600)	(3,017)
Net cash provided by (used in) financing activities	4,140	(7,291)

Effect of foreign currency exchange rates on cash	83	-

Net decrease in cash and cash equivalents	(11,829)	(1,204)
Cash and cash equivalents at beginning of period	134,582	94,626
Cash and cash equivalents at end of period	$122,753	$93,422

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Nine Months Ended
	January 23,	January 25,
	2005	2004

Supplemental disclosure of cash flow information:
Net cash payments for:
Interest	$41,858	$47,888
Income taxes	419	3,400
Supplemental schedule of noncash investing and financing activities:
Other:
Construction costs and purchases of property and equipment funded
through accounts payable and accrued liabilities	8,304	3,347

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

Isle of Capri Casinos, Inc. (the “Company” or “Isle of Capri”) was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. The Company wholly owns and operates twelve casinos in eleven locations in the United States located in Lula, Biloxi, Vicksburg and Natchez, Mississippi; Lake Charles and Bossier City, Louisiana; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. The Company also owns a 57% interest in, and receives a management fee for operating, two gaming facilities in Black Hawk, Colorado, and a gaming facility in Cripple Creek, Colorado. All but three of these gaming facilities operate under the name “Isle of Capri” and feature our distinctive tropical island theme. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in Blue Chip Casinos, PLC (“Blue Chip”), which owns casinos in Dudley, Wolverhampton and Walsall, England. The Blue Chip investment was made in November 2003 and the allocation of the purchase price was finalized in the fiscal quarter ended January 23, 2005. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and week-end days (26) in each quarter. Periodically, this system necessitates a 53-week year. Fiscal 2005 commenced on April 26, 2004 and ends on April 24, 2005.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 23, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 24, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 25, 2004.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued)

New Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company is required to adopt SFAS 123(R) on July 25, 2005, but is continuing to evaluate its option to early adopt.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1)
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2)
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate for the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the two recognition methods available under SFAS 123(R) to determine which method it will adopt.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method is expected to have a significant impact on its result of operations, although it will have no impact on the Company’s overall financial position. The ongoing impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company applies the recognition and measurement principles of APB 25 and related Interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net income, as reported	$3,530	$7,833	$14,587	$32,095
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(1,133)	(919)	(3,004)	(3,034)

Pro forma net income	$2,397	$6,914	$11,583	$29,061

Earnings per common share:
Basic - as reported	$0.12	$0.27	$0.49	$1.09
Basic - pro forma	$0.08	$0.23	$0.39	$0.99

Diluted - as reported	$0.11	$0.25	$0.47	$1.04
Diluted - pro forma	$0.08	$0.22	$0.38	$0.95

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 1. Summary of Significant Accounting Policies (continued)

The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes amortization of restricted stock compensation of $26,000 and ($3,000), net of income taxes, for the three months ended January 23, 2005, and January 25, 2004, respectively, and $223,000 and $248,000, net of income taxes, for the nine months ended January 23, 2005, and January 25, 2004, respectively. Amortization of restricted stock compensation for the quarter includes a cumulative reduction related to forfeitures in the fiscal year. Without the adjustment for the forfeitures, the expense net of income taxes, for the three and nine months ended January 23, 2005, would have been $107,000 and $197,000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original	Expected	Expected
Fiscal Quarter	Interest Rate	Expected Life	Volatility	Dividends

January 23, 2005	3.97%	6.38 years	55.5%	None
January 25, 2004	3.02%	6.05 years	57.8%	None

2. Stock-Based Compensation Plans

2005 Deferred Compensation Plan

On January 11, 2005, the Company adopted the 2005 Deferred Compensation Plan (the “Plan”), which amends and restates its existing deferred compensation arrangement. The Plan is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, bonus payments and any voluntary deferrals to the Company’s Retirement Trust and Savings Plan in excess of the amount permitted under IRS Code Section 401(k). The terms also include a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of the Company’s common stock.

Non-Employee Directors’ Deferred Compensation Plan

On January 11, 2005, the Company adopted the Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Plan”). The Directors’ Plan provides a means by which non-employee directors can defer the receipt of their annual retainer and meeting fees. Deferred amounts are subject to notional investment in either a money market or similar cash equivalent fund or units representing shares of the Company’s common stock. Deferred amounts, as adjusted for earnings during the deferral period, are distributed after a director ceases to serve for any reason.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at April 25, 2004	$333,780
Reclassification of goodwill	2,022
Foreign currency translation	565
Balance at January 23, 2005	$336,367

On November 28, 2003, the Isle of Capri Casinos, Inc., through its wholly owned subsidiary, Isle of Capri Casinos, Ltd. (collectively, the “Isle”) acquired a two-thirds interest in Blue Chip for £5.3 million (approximately $9.0 million, based on published exchange rates at the date of acquisition). The Company had preliminarily recorded $2.0 million in goodwill related to the purchase pending receipt of additional documentation. The allocation of the purchase price has now been finalized.

4. Long-Term Debt

	January 23,	April 25,
	2005	2004
Long-term debt consists of the following:	(In thousands)

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	205,625	207,500
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below):
Variable rate term loan Tranche C	163,763	165,000
Revolver	14,000	-
Special Assessment BID Bonds, non-recourse to Isle of Capri Casinos, Inc.
(described below)	645	700
Blue Chip Credit Facility (6.50% at January 23, 2005) due December 2008;
non-recourse to Isle of Capri Casinos, Inc	5,856	3,418
Variable rate TIF Bonds due to City of Bettendorf (described below)	4,258	4,624
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,830	1,830
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	834	1,833
Other	4,767	3,959
	1,101,578	1,088,864
Less current maturities	8,159	8,040
Long-term debt	$1,093,419	$1,080,824

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of January 23, 2005 and April 25, 2004.

7% Senior Subordinated Notes
On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014. The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, and other subsidiaries as described more fully in Note 10. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $200.0 million in aggregate principal amount of the existing 9% Senior Subordinated Notes. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1 and September 1 through maturity. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

9% Senior Subordinated Notes
On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the “9% Senior Subordinated Notes”). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek, and other subsidiaries as described more fully in Note 10. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% Senior Subordinated Notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

Senior Secured Credit Facility
The Senior Secured Credit Facility provides for a $250.0 million revolving credit facility maturing on April 25, 2007, and a $250.0 million term loan facility maturing on April 25, 2008. At the Company’s option, the revolving credit facility may bear interest at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.50% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.50%.

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature.  The Senior Secured Credit Facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries.  Effective November 23, 2004, the Company amended certain financial covenants in its Senior Secured Credit Facility. Specifically, Consolidated Total Leverage Ratio levels were increased and Fixed Charge Coverage Ratio levels were decreased for the second fiscal quarter of fiscal year 2005 through the second fiscal quarter of fiscal year 2006, as described in the amendment, and the maximum amount allowed for Consolidated Capital Expenditures is increased from $40.0 million to $50.0 million. On February 4, 2005, the Company refinanced its Senior Secured Credit Facility (see Note 11).

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at January 23, 2005, was 4.62%.

Isle-Black Hawk Senior Secured Credit Facility
The Isle-Black Hawk Senior Secured Credit Facility provides for a $40.0 million revolving credit facility maturing on December 31, 2006, or such date as the Tranche C term loans are repaid in full, whichever comes first and $165.0 million Tranche C term loan matures on December 31, 2007, each of which is non-recourse to the Isle of Capri Casinos, Inc. The Isle-Black Hawk is required to make quarterly principal payments of $0.4 million on the term loan portions of the Isle-Black Hawk Senior Secured Credit Facility that commenced in June 2004, with a balloon payment of $159.2 million due upon maturity.

At the Isle-Black Hawk’s option, the revolving credit facility loan may bear interest at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. The Tranche C term loan may bear interest at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.00%.

The Isle-Black Hawk Senior Secured Credit Facility as amended provides for certain covenants including those of a financial nature. The Isle-Black Hawk was in compliance with all of the covenants as of January 23, 2005. The Isle-Black Hawk Senior Secured Credit Facility is secured by liens on the Isle-Black Hawk’s assets.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at January 23, 2005, was 5.65%.

Interest Rate Swap Agreements
The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million or 48.9% of its variable rate term debt outstanding under the Isle-Black Hawk’s Senior Secured Credit Facility as of January 23, 2005. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the first fiscal quarter of 2006, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreements terminate as follows: $40.0 million in fiscal 2005 and $40.0 million in fiscal 2006. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended January 23, 2005. Accordingly, no gains or losses have been recognized on these cash flow hedges.

At January 23, 2005, the Isle-Black Hawk does not expect to reclassify any net gains or losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

Isle-Black Hawk Special Assessment BID Bonds
In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2.9 million in 6% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the “SID”), of which the Isle-Black Hawk is a member. The total costs of the improvements amounted to $2.2 million with the excess proceeds being returned to the bondholders by the BID. The Isle-Black Hawk is responsible for 50% of this amount plus interest, which is non-recourse to the Isle of Capri Casinos, Inc. In April 2000, the Isle-Black Hawk made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1.1 million or 50% of the net bond proceeds, over twenty periods at an interest rate of 6.25%. The difference between the bond rate of 6% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

Isle-Davenport General Obligation Bonds
In 2002, the Isle-Davenport entered into an agreement with the City of Davenport (the “City”) whereby the City would construct and own a skybridge connecting to the Isle-Davenport’s facility, allowing safer access across the street and railroad tracks. The project, which is currently under construction by the City, is expected to cost $6.4 million, with the Isle-Davenport obligated to pay $1.8 million. In February 2004, the City issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. The Isle-Davenport is required to make annual payments of principal and interest to the City to retire the bonds.

5. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2005	2004	2005	2004
	(In thousands)
Net income	$3,530	$7,833	$14,587	$32,095
Unrealized gain on interest rate swaps	108	858	268	2,843

Foreign currency translation adjustment	648	640	1,056	1,002

Comprehensive income	$4,286	$9,331	$15,911	$35,940

For the interest rate swap agreements, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap agreement contracts, expressed in present value terms, totaled $27,000, net of income taxes, and is recorded as a current asset. There was no effect on income related to hedge ineffectiveness.

6. Contingencies

In August 1997, a lawsuit was filed that seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership pays a fixed amount plus a percentage of revenues to various local governmental entities, including the city of Bossier and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that, although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 4, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not an issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs have appealed the trial court’s ruling to the Second Circuit Court of Appeal, and the appellate court recently reversed and remanded the matter. We, along with the other defendants, have filed writ applications to appeal the matter to the Louisiana Supreme Court. The Company will continue to vigorously defend this matter as may be required.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Contingencies (continued)

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.5 million as of January 23, 2005, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. The Company has taken action to have the decisions granted in our favor set for a hearing before the Administrative Supreme Court and the Greek Supreme Court. The administrative matter is set for hearing during June 2005 and the civil matter is set for hearing during May 2006. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri against the Company and a subsidiary alleging a breach of a 1993 contract entered into by the County and that subsidiary, and guaranteed by Lady Luck Gaming Corporation, relating to the development of a casino site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. Discovery is ongoing and the matter has been set for a trial during January 2006. The outcome of this matter cannot be predicted with any degree of certainty. The Company believes the claims against it to be without merit and intends to vigorously and appropriately defend the claims asserted in this matter.

In March 2004, the Company was selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license.   The Company’s bid currently expires on March 31, 2005, which date it has extended several times.  Because Illinois limits the number of gaming licenses, each license has intrinsic value. Therefore, this license would be considered an intangible asset. As such, the cost of the license, as well as costs to acquire the license, are capitalized. As of January 23, 2005, the Company has capitalized $2.5 million related to acquisition of this license. Implementation of the project has been delayed due to various factors, including the lack of a quorum on the Illinois Gaming Board and various administrative and legal proceedings. Should the Company not ultimately obtain the license and complete the project, all such costs would be expensed.

On October 29, 2004, the Company loaned $5.0 million to Florida Gaming Corporation (“Florida Gaming”). Interest accrues on the unpaid principal balance of the loan at an annual rate of 6% and is paid in arrears on the first day of each fiscal quarter. The loan is secured by a pledge of all of the issued and outstanding shares of capital stock of Florida Gaming Centers, Inc. (“FGC”), a wholly owned subsidiary of Florida Gaming. The entire unpaid principal amount of the loan and unpaid interest thereon is payable on the earlier of (1) the sale of all or any material portion of the assets of, or all or any substantial equity interest in FGC, or (2) December 31, 2008.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Contingencies (continued)

Concurrently with the loan, Florida Gaming and FGC entered into a letter agreement with the Company pursuant to which Florida Gaming and FGC gave the Company exclusive negotiating rights with respect to the acquisition of all or substantially all of FGC’s Miami Jai Alai business for a period ending no later than December 31, 2008.

On November 2, 2004, voters in the State of Florida voted in a state-wide referendum to amend the state’s constitution to allow the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Local referendums will be on the March 8, 2005 ballot in both counties. The Company also is discussing with members of the Florida legislature the introduction of enabling gaming legislation as required by the statewide referendum. The Company intends to proceed with the development of a slot machine facility at its Pompano Park facility if the Broward County voters vote to allow slot machines at existing race track facilities and the Florida legislature enacts enabling legislation permitting slot machines at that location. The Company intends to pursue its exclusive right to negotiate the purchase of FGC’s Miami Jai Alai Fronton if the Miami-Dade County voters vote to allow slot machines at existing jai alai frontons and the Florida legislature enacts enabling legislation permitting slot machines at that location. If successful in negotiating the purchase of the Miami Jai Alai Fronton, the Company also intends to develop a slot machine facility at that location. For a variety of reasons, there can be no assurance that Florida law will ultimately allow the operation of slot machines at racetracks or jai alai facilities in Miami-Dade and Broward counties or that the Company will reach a mutually satisfactory agreement with regard to the purchase of FGC’s Miami Jai Alai business.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Net income	$3,530	$7,833	$14,587	$32,095
Numerator for basic earnings per share - income
available to common stockholders	$3,530	$7,833	$14,587	$32,095
Effect of diluted securities	-	-	-	-
Numerator for diluted earnings per share-
income available to common stockholders after
assumed conversions	$3,530	$7,833	$14,587	$32,095

Denominator:
Denominator for basic earnings per share -
weighted - average shares	29,675	29,485	29,632	29,322
Effect of dilutive securities
Employee stock options and
nonvested restricted stock	1,362	1,547	1,144	1,416
Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	31,037	31,032	30,776	30,738

Basic earnings per share	$0.12	$0.27	$0.49	$1.09

Diluted earnings per share	$0.11	$0.25	$0.47	$1.04

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

8. Valuation Charge

As a result of current uncertainties related to gaming legislation in the United Kingdom, the Company determined during the quarter, that previously capitalized fixed assets would not be recoverable under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the Company recorded an impairment write down of $1.6 million in the line item “Valuation Charge” in the accompanying consolidated statements of income.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

The Company’s effective tax rate for the three and nine months ended January 23, 2005, was 53.0% and 45.8%, respectively. These rates reflect a change in the Company’s estimated annual effective income tax rate due to the effect of non-deductible permanent items on lower expected earnings for the year, the impact of not benefiting from a portion of the current operating losses of the Company’s interests in the United Kingdom and state income taxes.

The calculation of our effective tax rate for the three and nine months ended January 23, 2005, and January 25, 2004, is as follows:

	Three Months Ended		Nine Months Ended
	January 23,	January 25,	January 23,	January 25,
	2005	2004	2005	2004
	(In thousands, except percentages)

Income before income taxes	$7,944	$12,885	$27,721	$47,582
Add (deduct):
Minority interest income tax benefit (expense)	388	58	949	(216)

	$8,332	$12,943	$28,670	$47,366

Income tax expense	$4,414	$5,052	$13,134	$15,487
Effective income tax rate	53.0%	39.0%	45.8%	32.7%

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million 7% Senior Subordinated Notes due 2014.  The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of January 23, 2005, and April 25, 2004, statements of income for the three and nine months ended January 23, 2005 and January 25, 2004 and cash flows for the nine months ended January 23, 2005, and January 25, 2004.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,
AND PARENT COMPANY FINANCIAL INFORMATION
AS OF JANUARY 23, 2005 AND APRIL 25, 2004 AND FOR
THE THREE AND NINE MONTHS ENDED JANUARY 23, 2005 AND JANUARY 25, 2004
UNAUDITED
(In thousands)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of January 23, 2005
Balance Sheet
Current assets	$42,378	$88,318	$50,816	$(13,910)	$167,602
Intercompany receivables	902,863	(241,512)	40,453	(701,804)	-
Investments in subsidiaries	229,481	265,164	(104)	(494,541)	-
Property and equipment, net	4,926	747,614	233,703	-	986,243
Other assets	23,124	368,410	59,967	(6,132)	445,369
Total assets	$1,202,772	$1,227,994	$384,835	$(1,216,387)	$1,599,214

Current liabilities	$54,217	$85,313	$61,744	$(17,311)	$183,963
Intercompany payables	-	615,841	85,963	(701,804)	-
Long-term debt,
less current maturities	903,126	7,893	182,400	-	1,093,419
Other accrued liabilities	(6,920)	62,887	(11,858)	-	44,109
Minority interest	-	-	-	23,501	23,501
Stockholders' equity	252,349	456,060	66,586	(520,773)	254,222
Total liabilities and stockholders' equity	$1,202,772	$1,227,994	$384,835	$(1,216,387)	$1,599,214

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended January 23, 2005
Statement of Income
Revenues:
Casino	$-	$225,156	$43,065	$-	$268,221
Rooms, food, beverage and other	1,139	44,233	7,892	(658)	52,606
Gross revenues	1,139	269,389	50,957	(658)	320,827
Less promotional allowances	-	44,355	9,638	-	53,993
Net revenues	1,139	225,034	41,319	(658)	266,834

Operating expenses:
Casino	-	38,341	8,385	-	46,726
Gaming taxes	-	51,992	7,701	-	59,693
Rooms, food, beverage and other	5,294	81,633	24,447	(2,428)	108,946
Management fee expense (revenue)	(7,460)	7,734	(274)	-	-
Depreciation and amortization	345	20,171	3,109	-	23,625
Total operating expenses	(1,821)	199,871	43,368	(2,428)	238,990

Operating income (loss)	2,960	25,163	(2,049)	1,770	27,844
Interest expense, net	(9,275)	(6,643)	(2,542)	-	(18,460)
Minority interest	-	-	-	(1,440)	(1,440)
Equity in income (loss) of subsidiaries	16,111	3,633	(3,520)	(16,224)	-

Income (loss) before income taxes	9,796	22,153	(8,111)	(15,894)	7,944
Income taxes	6,266	-	(1,852)	-	4,414
Net income (loss)	$3,530	$22,153	$(6,259)	$(15,894)	$3,530

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended January 23, 2005
Statement of Income
Revenues:
Casino	$-	$693,045	$134,863	$-	$827,908
Rooms, food, beverage and other	1,252	135,439	39,979	(17,568)	159,102
Gross revenues	1,252	828,484	174,842	(17,568)	987,010
Less promotional allowances	-	138,543	31,039	-	169,582
Net revenues	1,252	689,941	143,803	(17,568)	817,428

Operating expenses:
Casino	-	115,430	24,096	-	139,526
Gaming taxes	-	159,945	24,668	-	184,613
Rooms, food, beverage and other	17,940	253,801	80,149	(19,337)	332,553
Management fee expense (revenue)	(22,881)	23,880	(999)	-	-
Depreciation and amortization	1,083	62,956	9,043	-	73,082
Total operating expenses	(3,858)	616,012	136,957	(19,337)	729,774

Operating income	5,110	73,929	6,846	1,769	87,654
Interest income (expense), net	9,816	(56,943)	(7,684)	-	(54,811)
Minority interest	-	-	-	(5,122)	(5,122)
Equity in income (loss) of subsidiaries	15,900	1,837	(8,527)	(9,210)	-

Income (loss) before income taxes	30,826	18,823	(9,365)	(12,563)	27,721
Income taxes	16,239	-	(3,105)	-	13,134
Net income (loss)	$14,587	$18,823	$(6,260)	$(12,563)	$14,587

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended January 23, 2005
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$25,460	$85,085	$35,748	$(12,794)	$133,499
Net cash provided by (used in)
investing activities	(21,563)	(86,859)	(47,179)	6,050	(149,551)
Net cash provided by (used in)
financing activities	(6,630)	(2,805)	6,831	6,744	4,140
Effect of foreign currency exchange rates on
cash and cash equivalents	-	80	3	-	83
Net decrease in cash and cash equivalents	(2,733)	(4,499)	(4,597)	-	(11,829)
Cash and cash equivalents at
beginning of the period	33,323	70,916	30,343	-	134,582
Cash and cash equivalents at
end of the period	$30,590	$66,417	$25,746	$-	$122,753

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended January 25, 2004

Statement of Income
Revenues:
Casino	$-	$223,972	$43,517	$-	$267,489
Rooms, food, beverage and other	70	43,899	6,797	-	50,766
Gross revenues	70	267,871	50,314	-	318,255
Less promotional allowances	-	43,241	9,853	-	53,094
Net revenues	70	224,630	40,461	-	265,161

Operating expenses:
Casino	-	38,853	6,487	-	45,340
Gaming taxes	-	50,986	8,011	-	58,997
Rooms, food, beverage and other	5,397	81,413	15,656	-	102,466
Management fee expense (revenue)	(7,664)	7,654	10	-	-
Depreciation and amortization	419	19,824	2,398	-	22,641
Total operating expenses	(1,848)	198,730	32,562	-	229,444

Operating income	1,918	25,900	7,899	-	35,717
Interest income (expense), net	7,459	(24,779)	(2,963)	-	(20,283)
Minority interest	-	-	-	(2,549)	(2,549)
Equity in income (loss) of subsidiaries	3,644	(219)	(125)	(3,300)	-

Income (loss) before income taxes	13,021	902	4,811	(5,849)	12,885
Income taxes	5,188	-	(136)	-	5,052
Net income (loss)	$7,833	$902	$4,947	$(5,849)	$7,833

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended January 25, 2004

Statement of Income
Revenues:
Casino	$-	$697,034	$134,765	$-	$831,799
Rooms, food, beverage and other	1,232	132,095	20,926	-	154,253
Gross revenues	1,232	829,129	155,691	-	986,052
Less promotional allowances	-	134,122	31,352	-	165,474
Net revenues	1,232	695,007	124,339	-	820,578

Operating expenses:
Casino	-	117,163	19,177	-	136,340
Gaming taxes	-	156,342	25,211	-	181,553
Rooms, food, beverage and other	19,698	256,033	43,615	-	319,346
Management fee expense (revenue)	(23,641)	23,986	(345)	-	-
Depreciation and amortization	1,196	57,616	6,883	-	65,695
Total operating expenses	(2,747)	611,140	94,541	-	702,934

Operating income	3,979	83,867	29,798	-	117,644
Interest income (expense), net	22,557	(75,322)	(9,258)	-	(62,023)
Minority interest	-	-	-	(8,039)	(8,039)
Equity in income (loss) of subsidiaries	20,545	(1,036)	1,393	(20,902)	-

Income (loss) before income taxes	47,081	7,509	21,933	(28,941)	47,582
Income taxes	14,986	-	501	-	15,487
Net income (loss)	$32,095	$7,509	$21,432	$(28,941)	$32,095

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended January 25, 2004
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$6,292	$124,429	$28,375	$(23,786)	$135,310
Net cash provided by (used in)
investing activities	(25,966)	(112,203)	(6,922)	15,868	(129,223)
Net cash provided by (used in)
financing activities	8,408	(3,561)	(14,789)	2,651	(7,291)
Net increase (decrease) in cash and
cash equivalents	(11,266)	8,665	6,664	(5,267)	(1,204)
Cash and cash equivalents at
beginning of the period	7,313	53,268	29,495	4,550	94,626
Cash and cash equivalents at
end of the period	$(3,953)	$61,933	$36,159	$(717)	$93,422

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 25, 2004
Balance Sheet
Current assets	$43,106	$93,620	$40,749	$(2,154)	$175,321
Intercompany receivables	890,557	(228,132)	73,495	(735,920)	-
Investments in subsidiaries	215,764	262,777	8,855	(487,396)	-
Property and equipment, net	4,521	721,982	180,957	-	907,460
Other assets	21,890	369,128	50,236	-	441,254
Total assets	$1,175,838	$1,219,375	$354,292	$(1,225,470)	$1,524,035

Current liabilities	$23,531	$89,100	$29,038	$(2,154)	$139,515
Intercompany payables	14,900	620,157	100,863	(735,920)	-
Long-term debt,
less current maturities	905,000	9,391	166,433	-	1,080,824
Deferred state income taxes	-	7,997	194	-	8,191
Other accrued liabilities	(8,621)	55,492	(12,955)	-	33,916
Minority interest	-	-	-	20,183	20,183
Stockholders' equity	241,028	437,238	70,719	(507,579)	241,406
Total liabilities and stockholders' equity	$1,175,838	$1,219,375	$354,292	$(1,225,470)	$1,524,035

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

(a)  The following subsidiaries of the Company are guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes:  Riverboat Corporation of Mississippi; Riverboat Corporation of Mississippi-Vicksburg; Riverboat Services, Inc.; CSNO, L.L.C.; Louisiana Riverboat Gaming Partnership; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C. and IOC-City of St. Louis, L.L.C.. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

(b)  The following subsidiaries are not guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes:  Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; Colorado Grande Enterprises, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; Casino Parking, Inc.; Isle of Capri-Bahamas, Ltd.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; ICC Corp.; International Marco Polo Services, Inc.; IOC, L.L.C.; Isle of Capri of Michigan L.L.C.; Isle of Capri Bettendorf Marina Corp.; Water Street Redevelopment Corporation; IOC Services, L.L.C.; Louisiana Horizons, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C.; Casino America of Colorado, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; Isle of Capri Casinos Limited and Capri Insurance Corporation.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Subsequent Events

On February 4, 2005, the Company refinanced its Senior Secured Credit Facility. The new Senior Secured Facility provides for a $400.0 million revolving credit facility maturing on February 4, 2010 and a $250.0 million term loan facility maturing on February 4, 2011 (or at the Company’s option, February 6, 2012 if the Company elects to refinance its existing 9.00% senior subordinated notes currently due March 2012) with an additional $50.0 million delayed draw term loan available until August 3, 2005. At the Company’s and the lead arranger’s mutual discretion, the Company may increase the revolver and/or term loan, in an aggregate amount up to $200.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on March 31, 2005, and ending on February 4, 2011, unless extended as described above. The revolving credit facility may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%. The proceeds from the refinancing were used to pay down the existing Senior Secured Credit Facility term loan, of which $205.6 million in principal and $0.7 million in accrued interest were outstanding as of February 4, 2005. The remainder of the undrawn facility will be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and investments. The credit agreement is secured by liens on substantially all of the Company’s and its restricted subsidiaries’ assets. The credit agreement contains customary representations and warranties and affirmative and negative covenants.

Pursuant to the refinancing, the Company will recognize an approximately $5.2 million loss before income taxes on early extinguishment of debt due to the write-off of previously deferred financing costs related to the existing Senior Secured Credit Facility. The costs associated with the new Senior Secured Credit Facility will be deferred and amortized over the term of the new facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-Q.

Executive Overview

     We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Freeport, Grand Bahama Island. We operate a harness racing track in Florida. Additionally, we have a controlling interest in casino investments in Dudley, Walsall and Wolverhampton, England, which are operated by the minority owners.

     For the fiscal quarter ended January 23, 2005, net revenues increased slightly, while operating income decreased. Construction disruptions due to the ongoing major expansions at the Isle-Black Hawk, the Colorado Central Station-Black Hawk and the Isle-Biloxi negatively impacted operating income for the quarter. We believe the most disruptive phase of the Colorado construction projects is complete. Additionally, we experienced a favorable result from the major expansions at the Isle-Lake Charles and the Isle-Kansas City. We increased our efforts in new development in Florida, the United Kingdom and other domestic locations. Additionally, we face increased competition in a number of our markets as current competitors expand their facilities and new competitors enter our markets.

Critical Accounting Estimates

     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles that require our management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

•	those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made;

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

     Based upon management’s discussion of the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, we believe the following accounting estimates involve a higher degree of judgment and complexity:

Goodwill and Other Intangible Assets

At January 23, 2005, we had goodwill and other intangible assets with indefinite useful lives of $408.7 million, representing 25.6% of total assets. Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires goodwill and intangible assets with indefinite useful lives to be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the applicable asset below its carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2004 and determined that goodwill and other indefinite-lived intangible assets were not impaired. We are not aware of any events that require an interim assessment. Our next annual assessment will be in the fourth quarter of fiscal 2005. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the estimated fair value of each property to its carrying value. The estimated fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At January 23, 2005, we had property and equipment of $986.2 million, representing 61.7% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with our “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment losses for these assets. Such impairment losses would be recognized as a non-cash component of operating income.

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

We routinely face challenges from federal and other tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We record reserves for loss contingencies associated with the various filing positions that are probable and subject to reasonable estimates.

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

Results of Operations

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended				Nine Months Ended
	January 23,	January 25,	Variance	Variance	January 23,	January 25,	Variance	Variance
	2005	2004	$	%	2005	2004	$	%

Net revenues:
Mississippi	$61,523	$61,678	$(155)	(0.3%)	$184,854	$190,653	$(5,799)	(3.0%)
Louisiana	69,136	67,217	1,919	2.9%	209,307	205,859	3,448	1.7%
Missouri	39,287	38,626	661	1.7%	122,788	117,954	4,834	4.1%
Iowa	48,835	50,625	(1,790)	(3.5%)	157,813	157,061	752	0.5%
Colorado	33,397	37,068	(3,671)	(9.9%)	105,761	120,599	(14,838)	(12.3%)
International	6,845	2,901	3,944	135.9%	19,563	2,901	16,662	574.3%
Corporate and other	7,811	7,046	765	10.9%	17,342	25,551	(8,209)	(32.1%)
Total net revenues	$266,834	$265,161	$1,673	0.6%	$817,428	$820,578	$(3,150)	(0.4%)

Operating income:
Mississippi	$7,276	$9,015	$(1,739)	(19.3%)	$19,711	$29,694	$(9,983)	(33.6%)
Louisiana	10,953	9,763	1,190	12.2%	30,141	28,889	1,252	4.3%
Missouri	5,930	5,110	820	16.0%	17,640	16,660	980	5.9%
Iowa	9,499	9,686	(187)	(1.9%)	32,848	30,866	1,982	6.4%
Colorado	6,250	10,222	(3,972)	(38.9%)	22,184	32,931	(10,747)	(32.6%)
International	(2,258)	(1,859)	(399)	(21.5%)	(6,937)	(2,457)	(4,480)	(182.3%)
Corporate and other	(9,806)	(6,220)	(3,586)	(57.7%)	(27,933)	(18,939)	(8,994)	(47.5%)
Operating income	$27,844	$35,717	$(7,873)	(22.0%)	$87,654	$117,644	$(29,990)	(25.5%)

Our results of operations for the three and nine months ended January 23, 2005, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Isle-Our Lucaya, Blue Chip-Dudley, Blue Chip-Wolverhampton, Blue Chip-Walsall and Pompano Park.

Our results of operations for the three and nine months ended January 25, 2004, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Lady Luck-Las Vegas, and Pompano Park. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas and operated the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval. Isle of Capri Black Hawk, L.L.C. purchased the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek on April 22, 2003. The Isle-Our Lucaya began operations in December of 2003. We purchased a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”) in November of 2003.

We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets as new gaming facilities open and existing gaming facilities expand or enhance their facilities. In addition, we believe that our operating results are materially affected by the economy and weather, such as the hurricanes that occurred in our second fiscal quarter of 2005. Results for the first three quarters of the fiscal year may not be indicative of the results of the full fiscal year.

The following discussion of our markets is a comparison of the three months ended January 23, 2005 versus the three months ended January 25, 2004.

In Mississippi, our four operations contributed 23.1% of our net revenues during the fiscal quarter ended January 23, 2005. The Isle-Biloxi experienced a slight increase in net revenues and a solid increase in operating income despite construction disruptions due to our hotel expansion. We expect to complete the expansion in late spring of 2005. An additional branded competitor will open in the Biloxi market in the latter half of calendar 2005. Net revenues at the Isle-Natchez increased slightly due to our marketing efforts in outer markets. Operating income fell slightly as depreciation expense increased in the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004 due to our installation of additional ticket-in/ticket-out equipment and new slot machines. The Isle-Vicksburg was able to increase its net revenues slightly through our aggressive marketing efforts that had an initial negative impact on operating income. The Isle-Lula showed a decline in both net revenues and operating income due to an increasingly competitive and contracting market.

In Louisiana, our two properties contributed 25.9% of our net revenues during the fiscal quarter ended January 23, 2005. The Isle-Lake Charles continues to see the benefits of the Grand Palais expansion and renovation with increases in both net revenues and operating income. An additional competitor will enter the Lake Charles market in the summer of 2005. The Isle-Bossier City showed a decrease in net revenues; however, operating income increased due to improved overall cost controls. The Bossier City market is highly competitive and is facing increased competitive pressure from the significant expansion of Native American gaming in Oklahoma.

In Missouri, our two properties contributed 14.7% of our net revenues during the fiscal quarter ended January 23, 2005. The Isle-Kansas City’s net revenues and operating income were up slightly as a result of the property’s previous casino expansion and aggressive marketing. In the fourth quarter of fiscal 2005, the Missouri Department of Transportation will begin resurfacing Front Street in Kansas City, which will cause disruptions to traffic flow at the Isle-Kansas City for an estimated two-week period. Additional disruptions are expected beginning in May 2005, as the Pasco Bridge on Highway 35 near Kansas City will be closed for repairs for four to seven months. Results for the Isle-Boonville showed an increase in net revenues and a solid increase in operating income as the property continues to ramp up to its full potential. We are in the planning stages of the construction of our hotel and event center to further enhance the profitability of this property.

In Iowa, our three casinos contributed 18.3% of our net revenues during the fiscal quarter ended January 23, 2005. Our casinos in Davenport and Bettendorf (the “Quad Cities”) experienced a decrease in net revenues. At the Isle-Bettendorf, operating income also declined. At the Rhythm City-Davenport, operating income increased partly due to a decrease in depreciation, which resulted from the extension of the useful life of the hotel at the Davenport property. These properties have faced an increase in competition from casinos in the Chicagoland market as those operators refine their product and service offerings. Additionally, the Native American casino in Tama, Iowa, that was closed in May 2003 and reopened in December 2003, is having a negative impact on our Iowa operations. Operating income also decreased as a result of the 2% increase in the Iowa gaming tax rates, which became effective July 1, 2004.

In Colorado, our three casino operations contributed 12.5% of our net revenues during the fiscal quarter ended January 23, 2005. Construction continues to have a negative impact particularly reducing parking for the Colorado Central Station-Black Hawk and restricting access to the street entrances to both

Black Hawk casinos. In February 2005, we expect to complete construction of approximately 600 new parking spaces and the expansion of both the Isle-Black Hawk’s and the Colorado Central Station-Black Hawk’s casinos. This will complete the most disruptive phase of our expansion projects in Black Hawk. By June 2005, we expect to open approximately 400 additional parking spaces, the skywalk connecting the properties and a Kitt’s Kitchen restaurant. Finally, road construction connecting Main Street to Colorado Route 119, which was originally planned to be completed in the summer of 2005, has been temporarily delayed due to engineering problems.

In the Bahamas, the Isle-Our Lucaya experienced an increase in net revenues; however, operating income fell because the casino incurred a full quarter of expenses despite being closed for approximately half of the fiscal quarter, due to hurricanes, which occurred in the second fiscal quarter of 2005. In the third fiscal quarter of the prior year, we opened the casino in mid-December; therefore, the property only incurred expenses for approximately half of that quarter. The Our Lucaya resort has substantially reopened, although the island is still recovering from last calendar year’s hurricanes. Subsequent to the end of the third fiscal quarter, we received an initial payment on our business interruption insurance claim.

In the United Kingdom, we continue our efforts to develop a casino in Coventry. However, the latest proposed gaming legislation would limit the number of regional casinos to eight for a three-year period after the first regional casino opened. We anticipate that a selection of the eight casinos will not be made until late 2007. Based on the current legislative uncertainty, we have written off $1.6 million of previously capitalized fixed assets related to projects in United Kingdom locations other than Coventry.

New development expense increased to $3.7 million for the quarter ended January 23, 2005, up from $1.6 million for the same period in the previous fiscal year. This is primarily due to our continuing development efforts in the United Kingdom, Florida and elsewhere in the United States. In Florida, a statewide referendum passed in November 2004 allowing the voters of Broward and Miami-Dade counties to vote to approve slot machines at existing pari-mutuel facilities. Local referendums will be on the March 8, 2005 ballots in both counties. We are also discussing with members of the Florida legislature the introduction of enabling gaming legislation as required by the statewide referendum. We operate Pompano Park Harness Track in Broward County and have the exclusive right to negotiate the purchase of the Miami Jai Alai fronton in Miami-Dade County.

Three Fiscal Months Ended January 23, 2005 Compared to Three Fiscal Months Ended January 25, 2004

Gross revenues for the fiscal quarter ended January 23, 2005 were $320.8 million, which included $268.2 million of casino revenues, $10.5 million of rooms revenues, $5.2 million of pari-mutuel commissions and $36.9 million of food, beverage and other revenues. This compares to gross revenues for the fiscal quarter ended January 25, 2004 of $318.3 million, which included $267.5 million of casino revenues, $9.9 million of room revenues, $5.6 million of pari-mutuel commissions and $35.3 million of food, beverage and other revenues.

Casino revenues for the fiscal quarter ended January 23, 2005 were nearly flat compared to the fiscal quarter ended January 25, 2004. Casino revenues at our Louisiana properties increased due primarily to the renovation and expansion of the Grand Palais at the Isle-Lake Charles. This increase at the Isle-Lake Charles was partially offset by a decrease in casino revenues at the Isle-Bossier City as we face increased competition both within that market and from expanding Native American casinos in Oklahoma. We also had increased casino revenues at the Isle-Our Lucaya, as that property continues to recover from last calendar year’s hurricane damage. These increases in casino revenues were offset by a decline in casino revenues at our Colorado properties due primarily to construction disruptions to our two properties in

Black Hawk, Colorado. Additionally, casino revenues fell in Iowa as we experienced more competition from Chicagoland area casinos and the Native American casino in Tama, Iowa. That casino was closed for most of the third quarter in fiscal 2004. It was open for the entire third quarter in fiscal 2005.

Room revenues for the fiscal quarter ended January 23, 2005 increased 5.8% over the same fiscal quarter of last year, primarily resulting from the additional capacity at the Isle-Bossier City. Pari-mutuel commissions earned at Pompano Park in Florida decreased by 6.3% over the comparable quarter of fiscal 2004, related to a decrease in the number of live race days during the quarter. Food and beverage revenues increased 3.4% over the fiscal quarter ended January 25, 2004, due to increased business from renovations to the buffets at the Isle-Vicksburg and the Isle-Lake Charles.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 1.7% in the third fiscal quarter of 2005 as compared to the third fiscal quarter of 2004 as we increased our direct mail efforts to promote play at our various property locations.

Casino operating expenses for the third quarter of fiscal 2005 increased 3.1% compared to the third quarter of fiscal 2004, despite flat casino revenues over the same period. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additions of the Isle-Our Lucaya and Blue Chip. Additionally, the Isle-Black Hawk experienced increased rent for slot machines and increased worker’s compensation costs. At the Isle-Vicksburg, casino operating expenses increased as casino operations increased the level of complimentaries to promote play. The Isle-Our Lucaya incurred casino operating expenses while the property was closed in the aftermath of last calendar year’s hurricanes.

Gaming taxes increased 1.2% in the fiscal quarter ended January 23, 2005 compared to the fiscal quarter ended January 25, 2004, and gaming taxes as a percentage of casino revenues increased from 22.1% in the fiscal quarter ended January 25, 2004, to 22.3% of casino revenues in the fiscal quarter ended January 23, 2005. Effective July 1, 2004, we were subject to an additional assessment of 2.0% of gross gaming revenues in Iowa due to a tax increase enacted in that state.

Room expenses in the fiscal quarter ended January 23, 2005 increased 9.7% compared to the fiscal quarter ended January 25, 2004. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was due primarily to the additional occupancy at the Isle-Bossier City.

Pari-mutuel expenses remained flat in the fiscal quarter ended January 23, 2005 compared to the quarter ended January 25, 2004.

Food, beverage and other expenses increased 12.2% in the fiscal quarter ended January 23, 2005 compared to the fiscal quarter ended January 25, 2004. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 22.2% for the fiscal quarter ended January 25, 2004, to 23.8% for the fiscal quarter ended January 23, 2005. These expenses increased partly as a result of the opening of a renovated buffet at the Isle-Lake Charles. Additionally, due to construction, the Isle-Bossier City had limited meeting space in the fiscal quarter ended January 25, 2004. With the addition of the hotel’s meeting space, the Isle-Bossier City incurred more food, beverage and other costs in the fiscal quarter ended January 23, 2005.

Marine and facilities expenses increased 7.4% in the fiscal quarter ended January 23, 2005 compared to the quarter ended January 25, 2004. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase in marine and facilities expenses is due primarily to an increase in the cost of utilities at the Isle-Lake Charles and an increase in repairs and maintenance at the Isle-Lula.

Marketing expenses increased 0.8% in the fiscal quarter ended January 23, 2005 compared to the fiscal quarter ended January 25, 2004. The increase in marketing expenses is primarily due to more aggressive marketing at the Isle-Vicksburg and the Isle-Natchez as well as the addition of the Isle-Our Lucaya. The increases were offset by decreases in marketing at the Isle-Kansas City and the Isle-Bossier City, as each of these properties promoted the opening of major expansions in the third quarter of fiscal 2004. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses increased 18.6% in the fiscal quarter ended January 23, 2005 compared to the fiscal quarter ended January 25, 2004. These expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily due to the addition of the Isle-Our Lucaya and Blue Chip. We also increased our development and investment activities in Florida, domestically and in the United Kingdom.

In the United Kingdom, we continue our development efforts including developing a casino in Coventry. However, the latest proposed gaming legislation would limit the number of regional casinos to eight for a three-year period after the first regional casino opens. We anticipate that selection of the eight casinos will not be made until late 2007. As a result of these developments during the quarter, we determined that previously capitalized fixed assets would not be recoverable under the provisions of SFAS 144. As such, we recorded an impairment write down of $1.6 million, in the line item “Valuation Charge” on the accompanying consolidated statements of income.

Preopening expenses in the fiscal quarter ended January 25, 2004 related to the opening of the Isle-Our Lucaya.

Depreciation and amortization expense increased 4.3% in the quarter ended January 23, 2005 compared to the quarter ended January 25, 2004. The increase was primarily due to capital additions at the Isle-Bossier City and the Isle-Lake Charles, as well as the additions from our slot initiative.

Net interest expense decreased 9.0% in the quarter ended January 23, 2005 compared to the quarter ended January 25, 2004. This is primarily attributable to the lower average balance outstanding for both the term and revolver portions of our Senior Secured Credit Facility. On March 3, 2004, we prepaid $37.5 million of the term loan as part of the refinancing of our $390 million 8.75% Senior Subordinated Notes due 2009. We also made principal payments of $0.6 million during the quarter. Net interest expense for the third fiscal quarter of 2004 includes $1.5 million associated with interest rate hedges that expired in March of 2004. Net interest expense of $2.2 million related to our Colorado properties is included in net interest expense in the quarter ended January 23, 2005. This compares to interest expense of $2.8 million for the quarter ended January 25, 2004. This is due to the lower effective interest rate for the term portion of the Isle-Black Hawk’s Senior Secured Credit Facility. Net interest also excludes capitalized interest of $1.1 million for the quarter ended January 23, 2005, as compared to $0.5 million for the quarter ended January 25, 2004. The increase in capitalized interest results from the expansion projects at the Isle-Biloxi and in Black Hawk. The increase is partially offset by the completion of the expansion projects at the Isle-Bossier City and the Isle-Lake Charles.

Our effective tax rate was 53.0% for the quarter ended January 23, 2005 compared to 39.0% for the quarter ended January 25, 2004, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes. The increase in the rate over the comparable fiscal quarter is attributable to the effect of non-deductible permanent items on lower earnings for the year.

Nine Fiscal Months Ended January 23, 2005 Compared to Nine Fiscal Months Ended January 25, 2004

Gross revenues for the nine months ended January 23, 2005 were $987.0 million, which included $827.9 million of casino revenues, $35.8 million of room revenues, $13.0 million of pari-mutuel commissions and $110.3 million of food, beverage and other revenues. This compares to gross revenues for the nine months ended January 25, 2004, of $986.1 million, which included $831.8 million of casino revenues, $33.0 million of room revenues, $13.3 million of pari-mutuel commissions and $107.9 million of food, beverage and other revenues.

Casino revenues for the nine months ended January 23, 2005 were essentially flat compared to the nine months ended January 25, 2004. We saw an increase in casino revenues at our Missouri properties due primarily to the Isle-Kansas City’s expansion of its gaming floor and the Isle-Boonville’s continued strong performance. Likewise, casino revenues increased at the Isle-Lake Charles resulting from the expansion and renovation of the Grand Palais. The addition of the Isle-Our Lucaya and Blue Chip also increased casino revenues as these properties opened in the third quarter of fiscal 2004. These increases were offset by the sale of the Lady Luck-Las Vegas. In Colorado, casino revenues declined as the Isle-Black Hawk and the Colorado Central Station-Black Hawk have been affected by construction disruption. We expect that significant disruption will continue through February 2005. We also faced decreases in casino revenues at the Isle-Biloxi because of construction and the aftermath of Hurricane Ivan.

Room revenues for the nine months ended January 23, 2005 increased 8.4% compared to the nine months ended January 25, 2004, primarily as a result of the additional capacity at the Isle-Bossier City. Pari-mutuel commissions earned at Pompano Park in Florida for the nine months ended January 23, 2005 decreased 2.2% as an increase in the number of live race days helped to offset the general decline in onsite wagering on horse races. Food and beverage revenues increased by 2.7% because of renovations made to the buffets at the Isle-Vicksburg, the Isle-Lake Charles and the Isle-Bossier City. The addition of the Isle-Our Lucaya and Blue Chip locations also added to food and beverage revenues.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 2.5% in the nine months ended January 23, 2005 compared to the nine months ended January 25, 2004 as we increased our direct mail efforts to promote play.

Casino operating expenses for the first nine months of fiscal 2005 increased 2.3% compared to the first nine months of fiscal 2004. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additions of the Isle-Our Lucaya and Blue Chip. The Isle-Our Lucaya incurred casino operating expenses during the time the property was closed in the aftermath of last year’s hurricanes. These increases are partially offset by the discontinuation of gaming operations at the Isle-Las Vegas, following the finalization of the property’s sale, and a decrease in salaries, wages, taxes and benefits at the Isle-Bossier City due to cost controls and decreased benefit costs.

Gaming taxes increased 1.7% in the nine months ended January 23, 2005 compared to the nine months ended January 25, 2004 and gaming taxes as a percentage of casino revenues increased from 21.8% for the nine months ended January 25, 2004, to 22.3% of casino revenues for the nine months ended January 23, 2005. Effective July 1, 2004, we were subject to an additional assessment of 2.0% of gross gaming revenues in Iowa due to a tax increase enacted in that state.

Room expenses in the nine months ended January 23, 2005 increased 7.5% compared to the nine months ended January 25, 2004. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was due primarily to the additional room capacity at the Isle-Bossier City.

Pari-mutuel expenses increased 3.8% in the nine months ended January 23, 2005  compared to the nine months ended January 25, 2004, due primarily to the increase in live racing days.

Food, beverage and other expenses increased 13.4% during the nine months ended January 23, 2005 compared to the nine months ended January 25, 2004. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 22.1% for the nine months ended January 25, 2004, to 24.5% for the nine months ended January 23, 2005. These expenses increased partly as a result of the expansion at the Isle-Bossier City. Room service and banquet expense increased as the availability of meeting space and hotel rooms increased in the nine months ended January 23, 2005 compared to the nine months ended January 25, 2004. The addition of the Isle-Our Lucaya and Blue Chip also increased food, beverage and other expenses.

Marine and facilities expenses increased 3.1% for the nine months ended January 23, 2005 compared to the nine months ended January 25, 2004. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to the Isle-Vicksburg’s parking lot repairs completed in the first quarter of fiscal 2005, ongoing repairs and maintenance at the Isle-Lula, and the addition of the Isle-Our Lucaya. The increase was partially offset by a decrease in benefits expense for the marine and facilities departments at the Isle-Bossier City.

Marketing expenses increased 1.8% for the nine months ended January 23, 2005 compared to the nine months ended January 25, 2004. The increase in marketing expenses is primarily due to the addition of the Isle-Our Lucaya and is partially offset by the finalization of the sale of the Lady Luck-Las Vegas. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses increased 7.7% for the nine months ended January 23, 2005 compared to the nine months ended January 25, 2004. These expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is due to the addition of the Isle-Our Lucaya and Blue Chip. We also increased our development and investment activities domestically and in the United Kingdom. In Florida, we supported the successful campaign to pass a constitutional amendment that allows the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai facilities in their respective counties. These increases were partially offset by finalization of the sale and discontinuation of all operations at the Lady Luck-Las Vegas and savings from combining some administrative functions of our Isle-Bettendorf and Rhythm City-Davenport properties.

Depreciation and amortization expense increased 11.2% for the nine months ended January 23, 2005 compared to the nine months ended January 25, 2004. The increase was primarily due to a one-time charge for additional depreciation expense of $2.9 million related to a reclassification of certain land improvements that were improperly classified as land at the time of the conversion of the company's manual system to a computerized asset tracking system in fiscal 2002, identified in the second fiscal quarter of 2005, as well as the capital additions at the Isle-Bossier City, the Isle-Lake Charles and the Isle-Kansas City.

Net interest expense decreased 11.6% for the nine months ended January 23, 2005 compared to the nine months ended January 25, 2004. This is primarily attributable to the lower average balances outstanding. Net interest expense for the first three quarters of fiscal year 2004 includes $4.3 million associated with interest rate hedges that expired in March 2004. Additionally, net interest expense of $6.9 million related to our Colorado properties is included in net interest expense for the nine months ended January 23, 2005. This compares to net interest expense of $8.5 million for the nine months ended January 25, 2004. Net interest also excludes capitalized interest of $1.9 million for the nine months ended January 23, 2005, as compared to $1.2 million for the nine months ended January 25, 2004. The increase in capitalized interest results from the expansion projects at the Isle-Biloxi and in Black Hawk. The increase is partially offset by the completion of the expansion projects at the Isle-Bossier City.

Our effective tax rate was 45.8% for the nine months ended January 23, 2005 compared to 32.7% for the nine months ended January 25, 2004, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s and the Colorado Grande-Cripple Creek’s income taxes. The increase in the rate over the comparable period is due to the effect of non-deductible permanent items on lower earnings for the year, the impact of not benefiting from a portion of the current operating losses of our interests in the United Kingdom and state income taxes.

Liquidity and Capital Resources

At January 23, 2005, we had cash and cash equivalents of $122.8 million compared to $134.6 million in cash and cash equivalents at April 25, 2004, the end of our last fiscal year. The $11.8 million decrease in cash and cash equivalents is the net result of $133.5 million net cash provided by operating activities, $149.6 million net cash used in investing activities, $4.1 million net cash provided by financing activities and $0.1 million increase in cash from the effect of foreign currency exchange rates. In addition, as of February 4, 2005, we had $444.9 million of capacity under lines of credit. Of this amount, $0.9 million is limited to use by Blue Chip and is currently outstanding. Of the remaining $444.0 million, $420.3 million was available, consisting of $395.3 million in unused credit capacity under the revolving loan commitment on our Senior Secured Credit Facility, $21.0 million of unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility (limited to use by the Isle-Black Hawk), and $4.0 million under other lines of credit. During the quarter ended January 23, 2005, the Isle-Black Hawk drew down $14.0 million on its revolving loan under the Isle-Black Hawk’s Senior Secured Credit Facility. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Cash Flow from Investing Activities

We invested $142.7 million in property and equipment during the nine fiscal months ended January 23, 2005. The following table reflects expenditures for property and equipment on major projects and the estimated costs to complete such projects:

		Actual		Remaining
		Fiscal Year	Nine Months	Fiscal Year
		Ended 4/25/04	Ended 01/23/05	Ending 4/24/05	Thereafter
		(dollars in millions)
Property	Project

Isle-Biloxi	Construct hotel & parking facility	$21.1	$29.6	$8.2	$14.1
Isle-Biloxi	Construct casino barge	-	0.7	6.0	83.3
Isle-Bossier City	Construct hotel & entertainment center	38.2	5.8	-	-
Isle-Bossier City	Renovate casino	0.4	1.1	2.3	1.2
Isle-Marquette	Construct hotel	-	-	-	5.9
Isle-Lake Charles	Renovate & expand casino	10.9	7.0	10.3	5.7
Isle-Kansas City	Renovate & expand casino	8.2	-	-	-
Isle-Boonville	Construct hotel	-	0.9	1.4	15.2
Isle-Black Hawk (57% owned)	Expansion & public improvements	8.0	48.1	10.0	28.6
Coventry	Construct leasehold improvements	-	2.7	9.0	83.2
Blue Chip	Construct leasehold improvements	-	1.9	-	-
All	Slot program	29.6	30.6	13.4	32.5
All	Other capital improvements	35.2	14.3	8.0	8.0
Total		$151.6	$142.7	$68.6	$277.7

The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.

In August 2002, we announced plans for a $135.0 million expansion at three of our casinos of which $94.7 million has been spent to date. The expansion plan includes upgraded and additional amenities at the Isle-Biloxi, the Isle-Bossier City and the Isle-Marquette. This plan, which will utilize cash flow from operations, reinforces our commitment to develop our portfolio of properties to feature a more resort-oriented product.

The Isle-Black Hawk is investing approximately $94.0 million in Black Hawk to significantly increase covered parking for the Isle-Black Hawk and the Colorado Central Station-Black Hawk, expand the Isle-Black Hawk, add hotel rooms and an Isle-branded Kitt’s Kitchen restaurant and connect the properties by means of a skywalk. We expect to complete construction of 600 new parking spaces and the expansion of both properties’ casinos by the end of February 2005. This will complete the most disruptive phase of our expansion project in Black Hawk. By June 2005, we expect to open 400 additional parking spaces, the skywalk connecting the properties and the Kitt’s Kitchen restaurant. Additionally, the Isle-Black Hawk will fund and construct public improvements, which include extending Main Street to connect directly to Colorado Route 119 approximately one half mile closer to Denver. Substantial completion of the public improvements was originally planned for summer 2005, but the road construction has been temporarily delayed due to engineering problems. Completion of the hotel is scheduled for spring of 2006.

The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility, which was completed in December 2003. The parking garage provides a podium for future expansion of an additional hotel tower. Construction on the hotel began in January 2004 with projected completion in late spring of 2005. In October 2004, we announced plans to replace the casino at the Isle-Biloxi with a new state-of-the-art casino facility. The approximately $90.0 million new casino, which is in addition to the $79.0 million parking and hotel expansion, is expected to be opened by December 2005 and will feature significantly expanded gaming space, new entertainment venues and restaurants and other amenities. We plan to construct the barge offsite and then move it into place during a two-week period between Thanksgiving and Christmas of 2005. We are reviewing our options for the existing barge that will be replaced at the Isle-Biloxi in December 2005.

The Isle-Bossier City plan, estimated at $50.0 million, was completed in January 2004. This expansion features a hotel tower with 265 rooms, an Isle-branded Kitt’s Kitchen restaurant, a new pool and deck, a spa and a 12,000 square-foot convention/entertainment center.

The Isle-Marquette property phase of the plan will include $6.0 million in improvements including a 60-room Inn-at-the-Isle and improved parking. The construction will commence once we have received local and regulatory permits and will last approximately 16 months.

As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri-themed casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. We plan to spend approximately $11.7 million in fiscal 2005 for design and architectural fees and mechanical and electrical build-out of the leased space. The remaining $83.2 million, of the total $94.9 million approved for the project, may be spent during fiscal 2006 and 2007 to construct and equip the gaming floor and related casino areas.

On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license.   Our bid currently expires on March 31, 2005, which date has been extended by us several times.  If this merger is completed, we expect to spend approximately $150.0 million in addition to amounts already expended at the site in Rosemont, Illinois to construct a single-level, 40,000 square foot casino with 1,200 gaming positions, restaurants, an entertainment venue and retail space. We plan to finance the Rosemont, Illinois project through equity contributionsn from us and from a limited number of individual investors, who in the aggregate will own 20% as required by Illinois law, in an amount sufficient to allow non-recourse financing for the remainder of the cash needed to complete the project. The federal bankruptcy court has confirmed the plan of reorganization pursuant to which the merger would be consummated. The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of our bid, and has announced that she intends to attempt to recommence administrative proceedings with a proposed remedy of revoking the license from the current owner. The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of us in connection with the merger provided for under the plan of reorganization. The Illinois Supreme Court has also agreed to review certain challenges to amendments to the Illinois Riverboat Gambling Act relating to the proposed relocation of the 10th license.  There can be no assurance that the foregoing conditions will be satisfied or that we will ultimately acquire the license. Additionally, because Illinois limits the number of gaming licenses, each license has intrinsic value. Therefore, this license is considered an intangible asset. As such, the cost of the license, as well as costs to acquire the license, are capitalized. As of January 23, 2005, we have capitalized $2.5 million related to acquisition of this license. Should we not ultimately obtain the license and complete the project, all such costs would be expensed.

We are in the planning stages of the construction of a 140-room hotel and an event center at the Isle-Boonville.  We plan to spend approximately $17.5 million on the project.

On October 29, 2004, we loaned $5.0 million to Florida Gaming Corporation (“Florida Gaming”). Interest accrues on the unpaid principal balance of the loan at an annual rate of 6.0% and is paid in arrears on the first day of each fiscal quarter. The loan is secured by a pledge of all of the issued and outstanding shares of capital stock of Florida Gaming Centers, Inc. (“FGC”), a wholly owned subsidiary of Florida Gaming. The entire unpaid principal amount of the loan and unpaid interest thereon is payable on the earlier of (1) the sale of all or any material portion of the assets of, or all or any substantial equity interest in FGC, or (2) December 31, 2008. Concurrently with the loan, Florida Gaming and FGC entered into a letter agreement with us pursuant to which Florida Gaming and FGC gave us exclusive negotiating rights with respect to the acquisition of all or substantially all of FGC’s Miami jai alai business for a period ending no later than December 31, 2008.

On November 2, 2004, voters in the State of Florida voted to amend the state’s constitution to allow the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Local referendums will be on the March 8, 2005 ballot in both counties. We are also discussing with members of the Florida legislature the introduction of enabling gaming legislation as required by the statewide referendum. We intend to proceed with the development of a slot machine facility at our Pompano Park facility if the Broward County voters vote to allow slot machines at existing race track facilities and the Florida legislature enacts enabling legislation permitting slot machines at that location. We intend to pursue our exclusive right to negotiate the purchase of FGC’s Miami Jai Alai Fronton if the Miami-Dade County voters vote to allow slot machines at existing jai alai frontons and the Florida legislature enacts enabling legislation permitting slot machines at that location. If successful in negotiating the purchase of the Miami Jai Alai Fronton, we also intend to develop a slot machine facility at that location. For a variety of reasons, there can be no assurance that Florida law will ultimately allow the operation of slot machines at racetracks or jai alai facilities in Miami-Dade and Broward counties, including at our Pompano Park facility, or that we will reach a mutually satisfactory agreement with regard to the purchase of FGC’s Miami jai alai business.

In January 2005, we announced plans to deploy the IGT Advantage™ Casino System. The total cost of the project is expected to be approximately $26.4 million, of which $1.7 million is included in the  Colorado property expansion project discussed above.  We began the rollout of this system at the Colorado Central Station-Black Hawk.  The remaining  $24.7 million is to be used to replace the existing systems in five more of our casinos over the next 12 months.  We are planning to roll out the system at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Lula, the Isle-Black Hawk and one other location yet to be determined. These six properties will experience product upgrades to operate more competitively within their markets. Our slot improvement initiative also includes an increased ticket-in/ticket-out slot product offering. Our total percentage of ticket-in/ticket-out equipped machines is currently more than 61.3% and is projected to be 72.0% by fiscal year end.

We expense all developmental costs until we determine that ultimate licensure and operation is deemed probable. At that time, we evaluate the applicable costs and capitalize if appropriate.

All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Cash Flow from Financing Activities

During the nine fiscal months ended January 23, 2005, we had net sources of cash of $4.1 million primarily in the following financing activities:
•	We made net borrowings under the Isle-Black Hawk’s credit facility of $14.0 million.
•	We made borrowings under Blue Chip’s credit facility of $3.4 million.
•	We made principal payments on our Senior Secured Credit Facility and other debt of $4.8 million.
•	We purchased 364,895 shares of our common stock at a total cost of $6.4 million.
•	We made cash distributions to a minority partner totaling $3.6 million.
•	We received proceeds from the exercise of stock options of $2.3 million.

Contractual Obligations and Commercial Commitments

On February 4, 2005, we refinanced our Senior Secured Credit Facility. Our new Senior Secured Facility provides for a $400.0 million revolving credit facility maturing on February 4, 2010 and a $250.0 million term loan facility maturing on February 4, 2011, (or at our option, February 6, 2012 if we elect to refinance our existing 9.00% senior subordinated notes currently due March 2012) with an additional $50.0 million delayed draw term loan available until August 3, 2005. At our mutual discretion with the lead arranger, we may increase the revolver and/or term loan, in an aggregate amount up to $200.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on March 31, 2005 and ending on February 4, 2011, unless extended as described above. The revolving credit facility may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%. The proceeds from the refinancing were used to pay down the existing Senior Secured Credit Facility term loan, of which $205.6 million in principal and $0.7 million in accrued interest were outstanding as of February 4, 2005. The remainder of the undrawn facility will be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and investments.

Pursuant to the refinancing, we will recognize a loss before income taxes on early extinguishment of debt of approximately $5.2 million, due to the write-off of previously deferred financing costs related to our existing Senior Secured Credit Facility. The costs associated with the new Senior Secured Credit Facility will be deferred and amortized over the term of the new facility.

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

As of February 4, 2005, we had $395.3 million of unused credit capacity with the revolving loan commitment on our Senior Secured Credit Facility, $21.0 million of unused credit capacity with the Isle-Black Hawk’s Senior Secured Credit Facility (limited to use by the Isle-Black Hawk) and $4.0 million of available credit from other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through April 2007. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

We are in compliance with all covenants contained in our senior and subordinated debt instruments as of February 4, 2005. If we do not maintain compliance with these covenants, the lenders under the Senior Secured Credit Facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the Senior Secured Credit Facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our Senior Secured Credit Facility. The indentures governing our 7% Senior Subordinated Notes and our 9% Senior Subordinated Notes limit, among other things, our ability to borrow money, create liens, make restricted payments and sell assets.

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

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We are required to adopt SFAS 123(R) on July 25, 2005, but are continuing to evaluate our option to early adopt.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1)
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2)
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate for the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We are currently evaluating the two recognition methods available under SFAS 123(R) to determine which method we will adopt.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. The ongoing impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Isle-Black Hawk Senior Secured Credit Facility
The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million or 48.9% of its variable rate term debt outstanding under the Isle-Black Hawk’s Senior Secured Credit Facility as of January 23, 2005. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the first fiscal quarter of 2006, thus reducing the impact of interest rate changes on future interest expense. These interest rate swap agreements terminate as follows: $40.0 million in each of fiscal 2005 and 2006. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended January 23, 2005. Accordingly, no gains or losses have been recognized on these cash flow hedges.

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

As of January 23, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of January 23, 2005.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended January 23, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Legal Proceedings in Part II Item 1 of our Form 10-Q  for the fiscal quarter ended October 24, 2004 and Item 3 of our Form 10-K for the fiscal year ended April 25, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
Period

October 25, 2004 to November 21, 2004	-	$-	-	488,205

November 22, 2004 to December 26, 2004	-	-	-	488,205

December 27, 2004 to January 23, 2005	-	-	-	488,205
Total	-	$-	-	488,205

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS.

                                   None.

ITEM 5.  OTHER INFORMATION.

ITEM 5.  OTHER INFORMATION.

Our Board of Directors approved the following agreements on January 11, 2005 subject to their finalization and execution which occurred on February 23, 2005:

1.	An amendment to our deferred compensation plan initially effective June 1, 1995 (the “1995 Plan”);

2.	2005 Deferred Compensation Plan (the “2005 Plan”); and

3.	Non-Employee Directors’ Deferred Compensation Plan (the “Directors’ Plan”).

In compliance with the provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”), our Board of Directors amended the 1995 Plan to cease future deferrals effective as of December 31, 2004. The 1995 Plan provided benefits to a select group of our management and highly compensated employees.

The 2005 Plan is to be effective for amounts deferred on or after January 1, 2005. The 2005 Plan, which is a restatement of the 1995 Plan, will provide benefits to a select group of our management and highly compensated employees and is intended to comply with the requirements of the Jobs Act. The material terms of the plan include the ability of the participants to defer on a pre-tax basis salary and bonus payments, annual contributions in our discretion, distribution after separation from service, death or disability, and the investment of deferred amounts in notional investment alternatives that are the same as the investment alternatives offered, from time to time, under our tax-qualified savings plan, including units representing shares of our common stock.

The Directors’ Plan is to be effective for amounts deferred on or after January 1, 2005. The Directors’ Plan will provide a means by which non-employee directors can defer the receipt of the annual retainer and meeting fees and is intended to comply with the provisions of the Jobs Act. Deferred amounts are subject to notional investment in either a money market or similar cash equivalent fund or units representing shares of our common stock. Deferred amounts, as adjusted for earnings during the deferral period, are distributed after a director ceases to serve for any reason.

ITEM 6. EXHIBITS.

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLE OF CAPRI CASINOS, INC.

Dated: March 1, 2005	/s/ Rexford A. Yeisley
Rexford A. Yeisley, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER                                     DESCRIPTION

3.1A	Certificate of Incorporation of Casino America, Inc. (4)
3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (12)
3.2A	By-laws of Casino America, Inc. (4)
3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (10)
4.3	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (18)
4.4
Registration Rights Agreement, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc. and CIBC World Markets Corp. on behalf of themselves and as representatives of the other initial purchasers (18)

4.5	Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (17)
4.8	Rights Agreement, dated as of February 7, 1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (9)
10.1	Casino America, Inc. 1992 Stock Option Plan (2)
10.2	Casino America, Inc. 1992 Stock Option Plan Amendment (3)
10.3	Casino America, Inc. 1993 Stock Option Plan, as amended (7)
10.4	Casino America, Inc. description of Employee Bonus Plan (3)
10.5	Casino America, Inc. Retirement Trust and Savings Plan (3)
10.6	Director’s Option Plan (6)
10.7	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (5)
10.8	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (7)
10.9	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (13)
10.10	Amended Casino America, Inc. 1992 Stock Option Plan (8)
10.11	Amended Casino America, Inc. 1993 Stock Option Plan (8)
10.12	Amended Casino America, Inc. 1993 Stock Option Plan (11)
10.13	Amended Casino America, Inc. 1993 Stock Option Plan (12)
10.14	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (17)
10.15	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.16	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.17	Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (17)

10.18	Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (17)
10.19
Operator’s Contract, dated as of December 28, 1989, between Riverboat Development Authority and the Connelley Group, LP, as amended on February    9, 1990,  March 1,1990, January 1, 1991, September 30, 1994 and March 1, 1998 (17)

10.20	Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (15)
10.21	Isle of Capri Casinos, Inc. Deferred Bonus Plan (15)
10.22	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (17)
10.23	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Rexford A. Yeisley (17)
10.24	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (17)
10.25	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (17)
10.26	Employment Agreement dated as of July 1, 2003 between Isle of Capri Casinos, Inc. and Thomas J. Carr(19)
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

10.28
Third Amendment to Amended and Restated Credit Agreement, dated as of June 17, 2004, and effective with respect to any period including, and after,   the fiscal quarter ending April 25, 2004, among Isle of Capri Casinos, Inc., and Canadian Imperial Bank of Commerce, as administrative agent for lenders(19)

10.29
Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 23, 2004, among Isle of Capri Casinos, Inc., and Canadian Imperial Bank of Commerce, as administrative agent for lenders(20)

10.30
Third Amended and Restated Credit Agreement, dated as of February 4, 2005, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian   Imperial Bank of Commerce, as administrative agent and issuing lender, Deutsche Bank Trust Company Americas and Wells Fargo Bank, N.A., as co-      syndication agents, Calyon New York Branch and the CIT/Group/Equipment Financing, Inc., as co-documentation agents and CIBC World Markets Corp., as lead arranger (21)

10.31	Isle of Capri Casinos, Inc.’s 2005 Deferred Compensation Plan
10.32	Isle of Capri Casinos, Inc.’s 1995 Deferred Compensation Plan
10.33	Isle of Capri Casinos, Inc.’s 2005 Non-employee Director Deferred Compensation Plan
10.34	Employment Agreement dated as of January 1, 2005 between Isle of Capri Casinos, Inc. and Robert F. Griffin

31.1	Certification of Chief Executive Officer pursant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.
(1)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 1992 (File No. 0-20538) and incorporated herein by reference.
(2)	Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed June 17, 1992 (File No. 0-20538) and incorporated herein by reference.
(3)	Filed as an exhibit to Casino America, Inc.’s Annual Report on form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.
(4)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.
(5)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.
(6)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.
(7)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.
(8)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.
(9)	Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.
(10)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.
(11)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.
(12)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.
(13)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.

(14)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(15)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(16)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on S-4 filed on May 22, 2002 (File No. 333-88802) and incorporated herein by reference.
(17)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.
(18)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.
(19)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 2004 (File No. 0-20538) and incorporated herein by reference.
(20)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on November 24, 2003 (File No. 0-20538) and incorporated herein by reference.
(21)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 10, 2005 (File No. 0-20538) and incorporated herein by reference.