Form 10-K
period 2005-04-24
ISLE OF CAPRI CASINOS INC
filed 2005-07-06
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 24, 2005

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

The aggregate market value of the voting and non-voting stock held by non-affiliates1 of the Company is $327,191,180, based on the last reported sale price of $22.26 per share on October 22, 2004 on the NASDAQ Stock Market; multiplied by 14,698,615 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of Ju1y 1, 2005, the Company had a total of 33,591,320 shares of Common Stock outstanding (which excludes 3,607,178 shares held by us in treasury).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

(1)Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company’s common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

Document Incorporated by Reference:

Document	Part of Form 10-K into which Incorporated
Isle of Capri Casinos, Inc.’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 7, 2005.	Part III

ISLE OF CAPRI CASINOS, INC.
FORM 10-K

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

Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (“cautionary statements”), are disclosed under “Risk Factors” and elsewhere in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-K.

We urge you to review carefully the section “Risk Factors” beginning on page 12 in this annual report on Form 10-K for a more complete discussion of the risks of purchasing our common stock. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

PART I

ITEM 1.  BUSINESS.

Overview

We were incorporated in Delaware in February 1990. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. We wholly own and operate eleven gaming facilities in the U.S. located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg and Natchez, Mississippi; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. We also own a 57% interest in, and receive management fees for operating, two gaming facilities in Black Hawk, Colorado. Only one of these gaming facilities operates under the name “Isle of Capri” and features our distinctive tropical island theme. Our international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in casinos in Dudley, Wolverhampton, and Walsall, England. We also wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida.

We have signed a development agreement with the City of Bettendorf pursuant to which we agreed to construct a new 250-room Isle hotel, additional parking, a Kitt’s Kitchen restaurant, and an expansion of the existing buffet, and the City agreed to construct a 50,000 square foot convention center adjacent to our facility, which will be managed by the Isle-Bettendorf. The cost of our portion of this project will be approximately $45.0 million, and the new hotel is planned to open in the late spring of 2007.

We have been selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. We plan to spend approximately $119.0 million on constructing a 35,000 square foot single level casino with 1,300 gaming positions, three of our signature restaurants, a 200-room hotel and 1,000 parking spaces. We expect the construction project to take approximately 24 months including the acquisition of necessary permits and licenses.

For the twelve fiscal months ended April 24, 2005, we had net revenues of approximately $1.1 billion.

Competitive Strengths

Strong Brand Identity. Most of our casino properties operate under the “Isle of Capri” name, and the facilities were designed to incorporate our distinctive tropical island theme. Most of our gaming facilities contain similar amenities, including hotels, one or more of our trademark restaurants (Farraddays’ fine dining restaurant, Calypso’s buffet, Kitt’s Kitchen restaurant and Tradewinds Marketplace), a Banana Cabana gift shop, an entertainment center for performances and meetings and ample parking. Each of our uniquely branded facilities also offers all customers membership in our themed rewards program, which rewards loyal customers with points and complimentaries that can be redeemed at any of our properties by using a player’s club card. These programs are named IsleOne Players Club, the Fan Club, and the Fast Track Club at the Isle of Capri properties, the Rhythm City-Davenport and the Colorado Central Station-Black Hawk, respectively. We believe our brand names convey excitement, entertainment, consistent high-quality service and value to our customers.

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

Geographically Diverse Markets. We own or operate our gaming facilities in eleven distinct geographic markets located in 6 states, the Bahamas and the United Kingdom (“UK”), allowing us to maintain diverse sources of revenue and cash flow.

Most of our gaming facilities are conveniently located near major highways. We have located our facilities so that, in most cases, they are either the first casino reached by customers arriving from major nearby cities or are within a cluster of facilities, allowing us to generate significant customer traffic.

Substantial Capital Investment in Our Properties. We are continuing to expand and upgrade the facilities at several of our domestic properties. We believe the continued investment in our domestic properties has improved their competitive position. We also believe our expansion into international markets will further strengthen the “Isle of Capri” brand and allow us to take advantage of new growing markets.

Effective Utilization of Proprietary Database. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create and deploy effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. These promotional programs are designed to reward customer loyalty and maintain high recognition of our “Isle of Capri” brand. As of April 24, 2005, our database contained approximately 6.2 million members, of whom approximately 1.6 million receive regular communications from us. We believe we have effectively used our database to encourage repeat visits, increase customers’ length of stay and improve our operating results.

Experienced, Stable Management Team. We are an experienced gaming operator and opened our first gaming facility approximately thirteen years ago. Each member of our senior management team has extensive gaming or related industry experience and has been with us for several years, providing consistency in our operations.

Casino Properties

Here is an overview of our existing casino properties as of April 24, 2005:

	Date Opened or	Slot	Table	Hotel	Parking
Property	Acquired	Machines	Games	Rooms	Spaces

Louisiana
Isle-Lake Charles	July 1995	1,598	82	493	2,200
Isle-Bossier City	May 1994	1,050	34	786	1,537
Mississippi
Isle-Lula	March 2000	1,511	35	486	1,780
Isle-Biloxi	August 1992	1,184	28	367	1,450
Isle-Vicksburg	August 1993	796	20	122	1,100
Isle-Natchez	March 2000	636	11	143	908
Missouri
Isle-Kansas City	June 2000	1,580	37	-	2,054
Isle-Boonville	December 2001	904	27	-	1,101
Iowa
Isle-Bettendorf	March 2000	1,102	31	256	1,539
Rhythm City-Davenport	October 2000	1,019	17	121	984
Isle-Marquette	March 2000	711	15	25	462
Colorado
Isle-Black Hawk (57% owned)	December 1998	1,328	21	238	1,100
Colorado Central Station-Black Hawk (57% owned)	April 2003	697	20	-	600
International Properties
Isle-Our Lucaya	December 2003	372	33	-	-
Blue Chip-Dudley (66 2/3% owned)	November 2003	10	29	-	63
Blue Chip-Wolverhampton (66 2/3% owned)	April 2004	10	48	-	10
Blue Chip-Walsall (66 2/3% owned)	October 2004	10	51	-	-

Louisiana

The Isle-Lake Charles

The Isle-Lake Charles, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. The property consists of two dockside casinos offering 1,598 slot machines and 82 table games, a 252-room deluxe hotel, a separate 241-room hotel, a 105,000 square foot land-based pavilion and entertainment center, and 2,200 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 97-seat Farraddays’ restaurant, a 360-seat Calypso’s buffet, a 165-seat Tradewinds Marketplace, a 140-seat Kitt’s Kitchen restaurant, a 64-seat Lucky Wins oriental restaurant and Caribbean Cove, which features free live entertainment and can accommodate 180 customers. The pavilion also has a 14,750 square foot entertainment center comprised of an 1,100-seat special events center designed for concerts, live boxing, televised pay-per-view events, banquets and other events, meeting facilities and administrative offices.

The Lake Charles market consists of three dockside gaming facilities (which include the Isle-Lake Charles and facilities operated by Harrah and Pinnacle Entertainment), a Native American casino and a pari-mutuel facility/racino (operated by Boyd Gaming). Total slot machines in the market exceed 7,600 machines and table games exceed 200 tables. The Pinnacle Entertainment facility opened at the end of May 2005. In calendar year 2004, the two dockside gaming facilities and one racino, in the aggregate, generated gaming revenues of approximately $462.0 million. Revenues for the Native American property are not published and are not available. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 4.7 million and is located approximately 140 miles west of Lake Charles. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 490,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Isle-Lake Charles.

The Isle-Bossier City

The Isle-Bossier City, which commenced operations in May 1994, is located on a 38-acre site along the Red River approximately one-quarter mile off Interstate 20, the main highway connecting Dallas/Ft. Worth, Texas to Bossier City/Shreveport, Louisiana. The property consists of a dockside casino offering 1,050 slot machines and 34 table games, a 560-room on-site deluxe hotel, a 226-room off-site hotel located approximately two miles from the casino, a 39,000 square foot land-based pavilion and entertainment center, and 1,537 parking spaces including approximately 900 spaces in an attached parking garage. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 77-seat Farraddays’ restaurant, a 301-seat Calypso’s buffet, a 30-seat Tradewinds Marketplace and a 150-seat Kitt’s Kitchen.

The Bossier City/Shreveport market consists of five dockside gaming facilities and a pari-mutuel facility that operates slot machines, which, in the aggregate, generated gaming revenues of approximately $835.4 million in calendar year 2004 and, with the exception of Native American casino in Oklahoma that offers only Class II gaming and blackjack, is the closest gaming market to the Dallas/Ft. Worth, Texas metropolitan area. The Dallas/Ft. Worth metropolitan area has a population of approximately 5.2 million and is located approximately 190 miles west of Bossier City/Shreveport. The other operators of gaming facilities in this market are Harrah’s Entertainment (which operates one of the dockside gaming facilities and the Louisiana Downs pari-mutuel facility), Penn National Gaming, Boyd Gaming and Pinnacle Entertainment. We believe that the Isle-Bossier City attracts customers primarily from the local area, northeastern Texas and the Dallas/Ft. Worth metropolitan area. Approximately 550,000 and 1.8 million people reside within 50 and 100 miles, respectively, of the Isle-Bossier City.

Mississippi

The Isle-Lula

The Isle-Lula, which was acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River from Mississippi to Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,511 slot machines and 35 table games, two on-site hotels with a total of 486 rooms, a land-based pavilion and entertainment center, and 1,780 parking spaces. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 100-seat Farraddays’ restaurant, a 300-seat Calypso’s buffet and a 48-seat Tradewinds Marketplace.

The Isle-Lula is the only gaming facility in the Coahoma County, Mississippi market and generated gaming revenues of approximately $89.6 million in calendar year 2004. The Isle-Lula is the closest gaming facility to the Little Rock, Arkansas metropolitan area, which has a population of approximately 580,000 and is located approximately 120 miles northwest of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by 10 casinos in Tunica, Mississippi. Approximately 850,000 people reside within 150 miles of the property’s primary target market.

The Isle-Biloxi

The Isle-Biloxi, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities known as “Casino Row” in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90. The property consists of a dockside casino offering 1,184 slot machines and 28 table games, a 367-room hotel, a 90-seat Farraddays’ restaurant, a 425-seat Calypso’s buffet, a 64-seat Tradewinds Marketplace and 1,450 parking spaces. We recently completed a new 400-room hotel, expanded our conference center and added a spa at the Isle-Biloxi. A new casino is currently under construction offsite and will feature significantly expanded gaming space (including 2,100 slot machines and 50 table games), new entertainment venues, restaurants and other amenities. We expect to close the existing casino for approximately two weeks between Thanksgiving and Christmas of 2005 while we move the new facility into place.

The Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) is one of the largest gaming markets in the United States and consists of 12 dockside gaming facilities which, in the aggregate, generated gaming revenues of approximately $911.4 million in calendar year 2004. In addition, a Hard Rock Casino and Hotel currently is under construction and is expected to open in fall of 2005. Among the other operators of dockside gaming facilities in this market are MGM Mirage, Harrah’s Entertainment, Penn National Gaming and Pinnacle Entertainment. The Mississippi Gulf Coast, a regional tourist destination, is the closest gaming market to the Mobile, Alabama metropolitan area, which has a population of approximately 540,000 and is located approximately 60 miles east of Biloxi. We believe that the Isle-Biloxi attracts customers from the local area, Alabama, Florida, Georgia and southeastern Louisiana, including New Orleans and Baton Rouge. Approximately 800,000 and 2.9 million people reside within 50 to 100 miles, respectively, of the Isle-Biloxi.

The Isle-Vicksburg

The Isle-Vicksburg, which commenced operations in August 1993, is located on an 18-acre site approximately one-mile north of Interstate 20, the main road connecting Jackson, Mississippi to Vicksburg, Mississippi. The property consists of a dockside casino offering 796 slot machines and 20 table games, a 122-room hotel, a 12,483 square foot land-based pavilion and entertainment center, 1,100 parking spaces, a 67-space recreational vehicle park, a 68-seat Farraddays’ restaurant, a 211-seat Calypso’s buffet, a Tradewinds Marketplace and live entertainment.

The Vicksburg market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $247.2 million in calendar year 2004. The other operators of dockside gaming facilities in this market are Alliance Gaming, Ameristar Casinos and Columbia Sussex. The Jackson metropolitan area is also served by a Native American gaming facility. Vicksburg is the closest gaming market to the Jackson, Mississippi metropolitan area, which has a population of approximately 440,000 and is located approximately 40 miles east of Vicksburg. We believe that the Isle-Vicksburg attracts customers primarily from the local area, Jackson and northeastern Louisiana. Approximately 530,000 people reside within 50 miles of the Isle-Vicksburg.

The Isle-Natchez

The Isle-Natchez, which was acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 636 slot machines and 11 table games, a 143-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso’s buffet and 908 parking spaces.

The Isle-Natchez is the only gaming facility in the Natchez market and generated gaming revenues of approximately $36.4 million in calendar year 2004. We believe that the Isle-Natchez attracts customers primarily from among the 110,000 people residing within 50 miles of the Isle-Natchez.

Missouri

The Isle-Kansas City

We acquired the Isle-Kansas City in June 2000. The facility is the closest facility to downtown Kansas City and consists of a dockside casino offering 1,580 slot machines and 37 table games, a 72-seat Farraddays’ restaurant, a 325-seat Calypso’s buffet, a 24-seat Tradewinds Marketplace and 2,054 parking spaces.

The Kansas City market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $676.8 million in calendar year 2004. The other operators of dockside gaming facilities in this market are Ameristar Casinos, Argosy Gaming and Harrah’s Entertainment. We believe that the Isle-Kansas City attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.7 million residents.

The Isle-Boonville

The Isle-Boonville, which opened on December 6, 2001, is located off of Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a dockside casino offering 904 slot machines and 27 table games, a 32,396 square foot pavilion and entertainment center and 1,101 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 92-seat Farraddays’ restaurant, a 270-seat Calypso’s buffet, a 32-seat Tradewinds Marketplace and a historic display area. Isle-Boonville has begun construction on a 140-room hotel, which will include 20 suites and a 6,000 square foot event center. We expect to complete the project in late spring of 2006 at an expected cost of approximately $17.5 million.

The Isle-Boonville is the only gaming facility between Kansas City, Missouri, and St. Louis, Missouri and generated gaming revenues of approximately $72.9 million in calendar year 2004. We believe the Isle-Boonville attracts most of its customers from the approximately 733,000 persons living within a 75-mile radius in central Missouri, including Jefferson City and Columbia.

Iowa

The Isle-Bettendorf

The Isle-Bettendorf, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area. The property consists of a dockside casino offering 1,102 slot machines and 31 table games, a 256-room hotel, approximately 108,900 square feet of convention/banquet space, a 140-seat Farraddays’ restaurant, a 320-seat Calypso’s buffet, a 30-seat Tradewinds Marketplace and 1,539 parking spaces. We have signed a development agreement with the City of Bettendorf pursuant to which we agreed to construct a new 250-room Isle hotel, additional parking, and the City agreed to construct a 50,000 square foot convention center adjacent to the company’s facility, which will be managed by the Isle-Bettendorf. The cost of our portion of this project will be approximately $45.0 million, and the new hotel is scheduled to open in the late spring of 2007.

The Quad Cities metropolitan area, consisting of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois currently has three gaming operations - our two gaming facilities, the Isle-Bettendorf and the Rhythm City-Davenport, and one smaller operator. The three operations in the Quad Cities generated, in the aggregate, gaming revenues of approximately $220.9 million in calendar year 2004. In addition to the Quad Cities metropolitan area, our operations in the Quad Cities also compete with gaming operations in Peoria, Illinois; Dubuque, Clinton and Des Moines, Iowa; and to a lesser extent, gaming operations in the Chicago, Illinois metropolitan area.

The Rhythm City-Davenport

The Rhythm City-Davenport, which we acquired in October 2000, is located between Interstates 74, 80 and 280. The property consists of a dockside gaming facility offering 1,019 slot machines and 17 table games, a 121-room off-site hotel located approximately four blocks from the casino, a 290-seat Hit Parade buffet, a 76-seat Rock Around the Clock diner and 984 parking spaces.

The Isle-Marquette

The Isle-Marquette, which we acquired in March 2000, is located in Marquette, Iowa, approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 711 slot machines and 15 table games, a land-based facility including a 25-room hotel, a 160-seat Calypso’s buffet restaurant, a Tradewinds Marketplace, an entertainment showroom, a marina and 462 parking spaces.

The Isle-Marquette is the only gaming facility in the Marquette, Iowa market, and generated gaming revenues of approximately $41.8 million in calendar year 2004. We believe the Isle-Marquette draws most of its customers from northeast Iowa and Wisconsin and to some extent, competes for those customers with another riverboat facility and a racetrack with slot machines, both of which are in the Dubuque area. We have received gaming regulatory approval for an expansion project that will add 60 hotel rooms and improved parking. We are currently evaluating hotel development alternatives for this property.

Colorado

The Isle-Black Hawk

The Isle-Black Hawk, which commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property currently consists of a land-based casino with 1,328 slot machines and 21 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 96-seat Farraddays’ restaurant, a 228-seat Calypso’s buffet, a 32-seat Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment. We own 57% of the Isle-Black Hawk through an unrestricted subsidiary and receive a management fee for operating the facility.

The Black Hawk/Central City market consists of 28 gaming facilities (nine of which have more than 600 slot machines), which, in aggregate, generated gaming revenues of approximately $577.0 million in calendar year 2004. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.6 million and is located approximately 40 miles east of Black Hawk. We believe that the Isle-Black Hawk attracts customers primarily from Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

The Colorado Central Station-Black Hawk

The Colorado Central Station-Black Hawk, which we acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle-Black Hawk. The property currently consists of a land-based casino with 697 slot machines, 20 table games and 600 parking spaces in our new parking structure connecting Isle-Black Hawk and Colorado Central Station-Black Hawk. The property also offers guests two dining options including the Fire Box restaurant and the Chew Chew deli. We own 57% of the Colorado Central Station-Black Hawk through an unrestricted subsidiary and receive a management fee for operating the facility.

We are in the final stages of a $94.0 million expansion project for the Isle-Black Hawk and Colorado Central Station-Black Hawk properties. We recently completed our expansion of the Isle-Black Hawk and the Colorado Central Station-Black Hawk casinos. We have completed a portion of our new parking structure with 600 parking spaces open to the public. The new 162-room Colorado Central Station hotel is currently ahead of schedule and expected to be completed by end of calendar year 2005. Additionally, we continue to construct public improvements to extend Main Street directly to Colorado Route 119, approximately one half-mile closer to Denver. Completion is expected in the spring of 2006.

Florida

Pompano Park

In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is conveniently located off of Interstate 95 and the Florida Turnpike on a 220-acre owned site, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. During the fiscal year ended April 24, 2005, Pompano Park conducted 149 live racing programs. Pompano Park can accommodate up to 14,500 customers and has 4,000 parking spaces and 1,040 horse stalls. The six-story, air-conditioned facility consists of 21 poker tables, a box seat area, a 260,000 square foot clubhouse, a large grandstand, a 1,250-seat dining area from which the races can be viewed, five concession stands, five bars and a 180-seat Player’s Lounge cafeteria.

In November 2004, voters in the State of Florida voted to amend the state's constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward county voters passed their local referendum and Dade county voters rejected their referendum in March 2005. Enabling gaming legislation was not passed in the current session of the Florida legislature despite the constitutional requirement that such legislation be in effect by July 1, 2005. Along with the other Broward county pari-mutuels, we filed a lawsuit seeking authority to proceed with the development of slot machine facilities despite the absence of enabling legislation. On June 21, 2005, the Circuit Court judge issued a decision in favor of the pari-mutuel facilities, which decision will be appealed. Accordingly, the regulation and timing of installation and operation of slot machines has not been finally determined. This facility draws most of its customers from the 2.6 million people residing within a 25-mile radius.

Grand Bahama Island

The Isle-Our Lucaya

The Isle-Our Lucaya is one of two gaming facilities in the Freeport market on the Island of Grand Bahama. The competing facility has been closed since the hurricanes struck the island in September 2004. This market generated gaming revenues of approximately $30.7 million in calendar year 2004 and has a population of approximately 50,000 and approximately 300,000 visitors annually. The Island has 3,200 hotel rooms. The facility is located at Our Lucaya Beach & Golf Resort, which features a Westin and Sheraton hotel with 1,260 rooms although 260 rooms have been unavailable since the hurricanes struck the island in September 2004. The approximately 19,000 square-foot resort-style casino offers 372 slot machines, 33 table games and a 110-seat restaurant.

United Kingdom

Blue Chip-Dudley

The pub-style casino in Dudley, England is one of 17 gaming facilities in the West Midlands market. Dudley is close to the Birmingham metropolitan area, which has a population of approximately 5.3 million. The casino consists of 10 slot machines, 29 table games and 63 parking spaces. We own two-thirds of the Blue Chip-Dudley through an unrestricted subsidiary.

Blue Chip-Wolverhampton

The pub-style casino in Wolverhampton, England is also in the West Midlands market. Wolverhampton is close to the Birmingham metropolitan area. The casino consists of 10 slot machines, 48 table games and 10 parking spaces. We own two-thirds of the Blue Chip-Wolverhampton through an unrestricted subsidiary.

Blue Chip-Walsall

The pub-style casino in Walsall, England is also in the West Midlands market. Walsall is close to the Birmingham metropolitan area. The casino consists of 10 slot machines and 51 table games. We own two-thirds of the Blue Chip-Walsall through an unrestricted subsidiary.

Coventry

We remain committed to our development project in the UK to build a casino in Coventry; however, legislation enacted in April 2005 limits the number of regional casinos to one. The number may be increased only through additional legislation. We have obtained all necessary gaming licenses to open a casino at the RICOH™ Arena Coventry in the summer of 2006 under the Gaming Act of 1968. We believe we are well positioned to develop a regional casino in Coventry should we be awarded a regional casino license.

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

As of April 24, 2005, our database contained approximately 6.2 million members, of whom approximately 1.6 million receive regular mailings. To develop this database, we offer all of our customers a membership in the IsleOne Players Club at Isle of Capri properties, the Fan Club at the Rhythm City-Davenport and the Fast Track Club at the Colorado Central Station property. These programs reward loyal customers with IsleOne points that can be redeemed at our casinos by using our player’s club card. Currently, the player’s club card allows us to track the members’ gaming preferences, maximum, minimum and total amount wagered and frequency of visits. Players are classified in groups according to these characteristics. Our database is used for direct marketing programs and other promotional events that are tailored to these specific groups of players. We believe we have effectively used our database to encourage repeat visits, increase customers’ length of stay and improve our operating results.

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

Employees

As of April 24, 2005, we employed approximately 10,500 people. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Risk Factors

We face significant competition from other gaming operations that could have a material adverse effect on our future operations.

We face intense competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American-owned lands and at racing and pari-mutuel operations. Several of our competitors have substantially better name recognition, marketing and financial resources than we do. Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing, casino gaming in designated areas. There is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new licenses could be awarded to gaming facilities in such markets, which could have an adverse effect on our operating results. In particular, we face new competition in the Lake Charles, Louisiana market where Pinnacle Entertainment recently opened a dockside casino facility with a reported cost of $365.0 million. We also will face new competition in the Mississippi Gulf Coast market where a Hard Rock Casino and Hotel is under construction and is expected to open by fall of 2005. In addition, the pari-mutuel facility in the Bossier City, Louisiana market has expanded the number of slot machines available at its facility. Expansion of existing gaming facilities and the development of new gaming facilities in our current markets will increase competition for our existing and future operations. In addition, many Native American tribes conduct casino gaming on Native American-owned lands throughout the United States. Such facilities have the advantages of being land-based and exempt from certain state and federal taxes. Some Native American tribes are either in the process of establishing or expanding, or are considering the establishment or expansion of, gaming in Oklahoma, Texas, Louisiana, Alabama, Kansas, Colorado and Iowa, which could impact operations at some of our properties. The establishment or expansion of new gaming facilities and casinos on Native American-owned lands will increase competition for our existing and future operations.

We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, video lottery terminals and video poker terminals and, in the future, may compete with gaming at other venues.

Our existing gaming facilities compete directly with other gaming properties in Louisiana, Mississippi, Missouri, Iowa and Colorado. We also compete with gaming operators in other gaming jurisdictions such as Atlantic City, New Jersey and Las Vegas, Nevada. Our existing casinos attract a significant number of their customers from Houston and Dallas/Fort Worth, Texas; Mobile, Alabama; Jackson, Mississippi; Memphis, Tennessee; Little Rock, Arkansas and Denver, Colorado. Our continued success depends upon drawing customers from each of these geographic markets. Legalization of gaming in jurisdictions closer to these geographic markets than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. Electronic games of skill were recently approved by the voters in Arkansas for operation at pari-mutuel facilities, and while that approval is subject to county-wide votes in the counties where the pari-mutuel facilities are located, the operation of those machines could adversely impact our operations in Lula and Bossier City. Similarly, voters in Oklahoma recently authorized certain table games at Oklahoma tribal casinos, which we believe has had, and may continue to have, an adverse impact on the Bossier City market. We expect competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. We cannot predict with any certainty the effects of existing and future competition on our operating results.

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

To date, we have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facilities. However, like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses. We cannot assure you that we will be able to obtain such renewals. We remain committed to our development project in the UK to build a casino in Coventry; however, legislation enacted in April 2005 limits the number of regional casinos to one. The number may be increased only through additional legislation. We have obtained all necessary gaming licenses to open a casino at the RICOH™ Arena Coventry in the summer of 2006 under the Gaming Act of 1968. We believe we are well positioned to develop a regional casino in Coventry should we be awarded a regional casino license. In addition, if we expand our gaming operations in the jurisdictions in which we currently operate or to new jurisdictions, we will have to meet suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming and non-gaming authorities in these jurisdictions.

For example, in connection with our successful bid for the 10th gaming license in Illinois, we must be found suitable and our proposed facility must be approved by the Illinois Gaming Board. In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of our bid. The Illinois Gaming Board (working with the Illinois Attorney General) has also resumed an administrative proceeding seeking to revoke the gaming license from our proposed merger partner, which if successful may adversely impact our ability to operate a gaming facility in the Village of Rosemont. The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of us in connection with the merger provided for under the plan of reorganization (which suitability review has been “suspended” by the Illinois Gaming Board pending the completion of the aforementioned revocation proceeding. During the fourth quarter of fiscal 2005, the governor of Illinois appointed a new gaming board. One of the first acts by the new board was to authorize the reinstatement of the proceeding to rescind the license from the current owner. For the reasons set forth above, among others, we believe that our ability to obtain the gaming license and open a gaming facility in Rosemont has been subjected to added uncertainty.

In November 2004, voters in the State of Florida voted to amend the state's constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward county voters passed their local referendum and Dade county voters rejected their referendum in March 2005. Enabling gaming legislation was not passed in the current session of the Florida legislature despite the constitutional requirement that such legislation be in effect by July 1, 2005. Along with the other Broward county pari-mutuels, we filed a lawsuit seeking authority to proceed with the development of slot machine facilities despite the absence of enabling legislation. On June 21, 2005, the Circuit Court judge issued a decision in favor of the pari-mutuel facilities, which decision will be appealed.  Accordingly, the regulation and timing of installation and operation of slot machines has not been finally determined.

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

We are subject to the possibility of an increase in gaming taxes, which would increase our costs.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. On May 6, 2004, the Iowa legislature made several changes to its gaming tax structure, increasing the taxes and fees we pay with respect to our operations located in that State. Effective July 1, 2004, gaming taxes increased from 20% to 22% of adjusted gross receipts. Additionally, there are two prepaid assessments due on June 1, 2005 and June 1, 2006 in an amount equal to 2.152% of our adjusted gross receipts for fiscal year 2004. These assessments will be offset by future state gaming taxes, with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years. We are also required to reimburse the state of Iowa for costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation. Some of the states in which we own or operate casinos continue to experience budget shortfalls and, as a result, may increase gaming taxes to raise more revenue. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

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

Our substantial indebtedness could adversely affect our financial health and restrict our operations.

We have a significant amount of indebtedness. As of April 24, 2005, we had $1.2 billion of total debt outstanding.

Our significant indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, general corporate or other obligations;
•
limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and interest payments on our indebtedness;

•
increasing our interest expense if there is a rise in interest rates, because a portion of our borrowings under our senior secured credit facility are subject to interest rate periods with short-term durations (typically 30 to 180 days) that require ongoing refunding at the then current rates of interest;

•
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

•	placing us at a competitive disadvantage to our competitors who are not as highly leveraged; and
•	increasing our vulnerability to and limiting our ability to react to changing market conditions, changes in our industry and economic downturns.

Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations. In addition, as of April 24, 2005, we had the capacity to issue additional indebtedness, including the ability to incur additional indebtedness under all of our lines of credit, of approximately $452.8 million, subject to the limitations imposed by the covenants in the senior secured credit facility and the indentures governing our notes. The indenture governing our notes and the senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, related risks that we now face could increase.

We have made and will need to make significant capital expenditures at our existing facilities to remain competitive with current and future competitors in our markets. Our senior secured credit facility and the indentures governing our notes contain operating and financial restrictions that may limit our ability to obtain the financing to make these capital expenditures.

Our agreements governing our indebtedness, among other things, limit our ability to:
•	borrow money;
•	make capital expenditures;
•	use assets as security in other transactions;
•	make restricted payments or restricted investments;
•	incur contingent obligations; and
•	sell assets and enter into leases and transactions with affiliates.

We May Not Be Able to Successfully Recover Our Investment in New Locations

We regularly evaluate and pursue new gaming acquisition and development opportunities in existing and new gaming markets. For example, in December 2003 we entered into an agreement to develop and operate an entertainment complex, which will include a casino, in a commercial leisure complex in Coventry, England. While we seek the requisite approvals for the proposed project, we are committed to making certain investments in the project. In the event we obtain all necessary approvals, we will invest significant additional funds.

To the extent that we elect to pursue any new gaming acquisition or development opportunity, our ability to benefit from our investment will depend on many factors, including:

•	our ability to successfully identify attractive acquisition and development opportunities;

•	our ability to successfully integrate the operations of any acquired properties;

•	our ability to attract and retain competent management and employees for the new locations;

•	our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number and subject to intense competition;

•	the availability of adequate financing on acceptable terms.

Many of these factors are beyond our control. Therefore, we cannot be sure that we will be able to recover our investments in any new gaming development opportunities or acquired facilities, or successfully expand to additional locations.

We May Experience Construction Delays During Our Expansion or Development Projects

We currently are engaged in substantial expansion projects at several of our domestic properties and have plans to commence construction on a new facility in the UK. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects. The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors.

Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

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

Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations. For example, as a result of hurricanes, we closed the Isle-Our Lucaya from September 1, 2004 to October 13, 2004 and twenty-one other days throughout October 2004 and November 2004 and the Isle-Biloxi from September 14, 2004 to September 17, 2004. While our business interruption insurance provided sufficient coverage for those losses, we cannot assure you that the proceeds from any future claim will be sufficient to compensate us if one or more of our casinos experience a closure.

Access to a number of our facilities may also be affected by road conditions, such as construction and traffic. In addition, severe weather such as high winds and blizzards occasionally limits access to our facilities in Colorado.

Energy and fuel price increases may adversely affect our costs of operations and our revenues

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of electricity in the United States will negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material.

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations are subject to changes in international, national and local economic conditions, including changes in the economy related to future security alerts in connection with threatened or actual terrorist attacks and related to the war with Iraq, which may affect our customers’ willingness to travel. A recession or downturn in the general economy, or in a region constituting a significant source of customers for our properties, could result in fewer customers visiting our properties, which would adversely affect our results of operations.

We have international operations that are subject to different risks than our domestic operations.

With our expansion into the UK and the Bahamas, we are subject to certain additional risks, including difficulty in staffing and managing foreign subsidiary operations, foreign currency fluctuations, dependence on foreign economies, political issues, adverse tax consequences and uncertainty in regulatory reform in the UK. In addition, in the Bahamas current gaming regulation preclude residence from participating in gaming activities. Therefore, disruptions in tourism traffic such as airline and other means of transportation and hotel accommodations can have an adverse impact in our gaming operations.

Regulation and Licensing

The ownership and operation of casino gaming facilities are subject to extensive state and local regulations. We are required to obtain and maintain gaming licenses in each of the jurisdictions in which we conduct gaming. The limitation, conditioning or suspension of gaming licenses could (and the revocation or non-renewal of gaming licenses, or the failure to reauthorize gaming in certain jurisdictions, would) materially adversely affect our operation in that jurisdiction. In addition, changes in law that restrict or prohibit our gaming operations in any jurisdiction could have a material adverse effect on us. For example, the State of Florida legislature did not pass enabling gaming legislation in the most current session despite a constitutional requirement that it do so. For a variety of reasons, there can be no assurance that Florida law will ultimately allow the operation of slot machines at racetracks or jai alai facilities in Broward county, which recently passed a local referendum to do so.

We remain committed to our development project in the UK to build a casino in Coventry; however, legislation enacted in April 2005 limits the number of regional casinos to one. The number may be increased only through additional legislation. We have obtained all necessary gaming licenses to open a casino at the RICOH™ Arena Coventry in the summer of 2006 under the Gaming Act of 1968. We believe we are well positioned to develop a regional casino in Coventry should we be awarded a regional casino license.

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

Louisiana gaming law specifies certain restrictions relating to the operation of riverboat gaming, including the following:

•	agents of the Louisiana State Police are permitted on board at any time during gaming operations;

•	gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers and, with respect to gaming equipment, from permitted manufacturers;

•	gaming may only take place in the designated gaming area while the riverboat is docked on a designated river or waterway;

•
gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area or in a secure area used for inspection, repair or storage of such equipment;

•	wagers may be received only from a person present on a licensed riverboat;

•	persons under 21 are not permitted in designated gaming areas;

•	except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat;

•	licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat’s licensed berth;

•	licensees must have adequate protection and indemnity insurance;

•	licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and

•	gaming may only be conducted in accordance with the terms of the license and Louisiana law.

To receive a gaming license in Louisiana, an applicant must be found to be a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits and associations do not (1) pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming or (2) create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements of gaming activities. In addition, the Louisiana Gaming Control Board will not grant a license unless it finds that, among other things:

•	the applicant can demonstrate the capability, either through training, education, business experience or a combination of the preceding, to operate a gaming operation;

•	the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and is from a suitable and acceptable source;

•	the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers;

•	the applicant submits with its application for a license a detailed plan of design of the riverboat;

•	the applicant designates the docking facilities to be used by the riverboat;

•	the applicant shows adequate financial ability to construct and maintain a riverboat; and

•	the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

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

On April 9, 2004, the Isle-Bossier City and the Isle-Lake Charles filed applications for a second five-year renewal of their three licenses. These five-year renewal applications were approved for Louisiana Riverboat Gaming Partnership and Grand Palais Riverboat Incorporated on August 17, 2004 and St. Charles Gaming Company was approved on March 29, 2005.

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

Fees payable to the state for conducting gaming activities on a riverboat include (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter, plus (2) 18.5% of net gaming proceeds. Legislation was passed during the 2001 legislative session that allowed those riverboats that had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5%. A statute also authorizes local governing authorities to levy boarding fees. We currently have development agreements with certain local governing authorities in the jurisdictions in which we operate pursuant to which we make payments in lieu of boarding fees. In Bossier City, we have a development agreement with the Bossier Parish Police Jury pursuant to which we are required to pay 0.65% of net gaming proceeds until January 2007. This rate is more than the statutory amount of 0.63%. In addition to this 0.65%, the Bossier City operation is also subject to statutory boarding fees.

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

The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee’s gaming license. Additionally, if the Louisiana Gaming Control Board finds that the individual owner or holder of a security of a corporate license or intermediary company or any person with an economic interest in a licensee is not qualified under Louisiana law, the Louisiana Gaming Control Board may require, under penalty of suspension or revocation of the license, that the person not:
•	receive dividends or interest on securities of the corporation;

•	exercise directly or indirectly a right conferred by securities of the corporation;

•	receive remuneration or economic benefit from the licensee;

•	exercise significant influence over activities of the licensee; or

•	continue its ownership or economic interest in the licensee.

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

The ownership and operation of gaming facilities in Mississippi are subject to extensive state and local regulation intended to:

•	prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

•	establish and maintain responsible accounting practices and procedures for gaming operations;

•
maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports;

•	provide a source of state and local revenues through taxation and licensing fees;

•	prevent cheating and fraudulent practices; and

•	ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. We believe that compliance by us with the licensing procedures and regulatory requirements of the Mississippi Gaming Commission will not affect the marketability of our securities. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of our securities beyond such time as the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor. We are subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our subsidiaries operating casinos in Mississippi, we:

•	pay the unsuitable person any dividend or other distribution upon its voting securities;

•	recognize the exercise, directly or indirectly, of any voting rights conferred by its securities;

•	pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

•
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

The Mississippi Gaming Commission enacted a regulation in 1994 requiring that, as a condition to licensure, an applicant must provide a plan to develop infrastructure facilities amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars. In 1999, the Mississippi Gaming Commission approved amendments to this regulation that increased the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfathered existing licensees and development plans approved prior to the effective date of the new regulation. “Infrastructure facilities” include any of the following:

•	a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide;

•	theme parks;

•	golf courses;

•	marinas;

•	entertainment facilities;

•	tennis complexes; and

•	any other facilities approved by the Mississippi Gaming Commission.

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

The Isle-Bettendorf has the right to renew its operator’s contract with the Scott County Regional Authority, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Bettendorf, Iowa, for succeeding three-year periods as long as Scott County voters approve gaming in the jurisdiction. Under the operator’s contract, the Isle-Bettendorf pays the Scott County Regional Authority a fee equal to 4.1% of the adjusted gross receipts. Further, the Isle-Bettendorf pays a fee to the City of Bettendorf equal to 1.65% of adjusted gross receipts.

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

Iowa law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized and the Iowa Gaming Commission now permits licensees the option to operate on permanently moored vessels or moored barges. The legal age for gaming is 21.

All Iowa licenses were approved for renewal at the March 3, 2005 Iowa Gaming Commission meeting. These licenses are not transferable and will need to be renewed in March 2006 and prior to the commencement of each subsequent annual renewal period.

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

The Iowa Gaming Commission may revoke a gaming license if the licensee:

•	has been suspended from operating a gaming operation in another jurisdiction by a board or commission of that jurisdiction;

•	has failed to demonstrate financial responsibility sufficient to meet adequately the requirements of the gaming enterprise;

•	is not the true owner of the enterprise;

•	has failed to disclose ownership of other persons in the enterprise;

•
is a corporation 10% of the stock of which is subject to a contract or option to purchase at any time during the period for which the license was issued, unless the contract or option was disclosed to the Iowa Gaming Commission and the Iowa Gaming Commission approved the sale or transfer during the period of the license;

•	knowingly makes a false statement of a material fact to the Iowa Gaming Commission;

•	fails to meet a monetary obligation in connection with an excursion gaming boat;

•	pleads guilty to, or is convicted of a felony;

•	loans to any person, money or other thing of value for the purpose of permitting that person to wager on any game of chance;

•	is delinquent in the payment of property taxes or other taxes or fees or a payment of any other contractual obligation or debt due or owed to a city or county; or

•
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

The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Colorado Director to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. The failure or inability of the Isle of Capri Black Hawk, LLC “Isle-Black Hawk” or CCSC/Blackhawk, Inc “Colorado Central Station-Black Hawk” (each, a “Colorado Casino” or collectively, the “Colorado Casinos”), or the failure or inability of others associated with any of the Colorado Casinos, including us, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations. All persons employed by any of the Colorado Casinos, and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.

As a general rule, under the Colorado Regulations, no person may have an “ownership interest” in more than three retail gaming licenses in Colorado. The Colorado Commission has ruled that a person does not have an ownership interest in a retail gaming licensee for purposes of the multiple license prohibition if:

•	that person has less than a 5% ownership interest in an institutional investor that has an ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

•
a person has a 5% or more ownership interest in an institutional investor, but the institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

•	an institutional investor has less than a 5% ownership interest in a publicly traded licensee or publicly traded company affiliated with a licensee;

•
an institutional investor possesses voting securities in a fiduciary capacity for another person, and does not exercise voting control over 5% or more of the outstanding voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee;

•
a registered broker or dealer retains possession of voting securities of a publicly traded licensee or of a publicly traded company affiliated with a licensee for its customers and not for its own account, and exercises voting rights for less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

•
a registered broker or dealer acts as a market maker for the stock of a publicly traded licensee or of a publicly traded company affiliated with a licensee and exercises voting rights in less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee;

•
an underwriter is holding securities of a publicly traded licensee or publicly traded company affiliated with a licensee as part of an underwriting for no more than 90 days after the beginning of such underwriting if it exercises voting rights of less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee;

•
a book entry transfer facility holds voting securities for third parties, if it exercises voting rights with respect to less than 5% of the outstanding voting securities of a publicly traded licensee or publicly traded company affiliated with a licensee; or

•	a person’s sole ownership interest is less than 5% of the outstanding voting securities of the publicly traded licensee or publicly traded company affiliated with a licensee.

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

Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos and their security holders, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, and fingerprints. Such information, investigation and licensing (or finding of suitability) as an “associated person” automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly beneficially own 10% or more of a direct or indirect beneficial ownership or interest in either of the two Colorado Casinos, through their beneficial ownership of any class of voting securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos. Those persons must report their interest within 10 days and file appropriate applications within 45 days after acquiring that interest. Persons who directly or indirectly beneficially own 5% or more (but less than 10%) of a direct or indirect beneficial ownership or interest in either of the two Colorado Casinos, through their beneficial ownership of any class of voting securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos, must report their interest to the Colorado Commission within 10 days after acquiring that interest and may be required to provide additional information and to be found suitable. (It is the current practice of the gaming regulators to require findings of suitability for persons beneficially owning 5% or more of a direct or indirect beneficial ownership or interest, other than certain institutional investors discussed below.) If certain institutional investors provide specified information to the Colorado Commission and are holding for investment purposes only, those investors, in the Colorado Commission’s discretion, may be permitted to own up to 14.99% of the Colorado Casinos through their beneficial ownership in any class of voting of securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $62 per hour.

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

The Colorado Commission and the Colorado Division have interpreted the Colorado Regulations to permit the Colorado Commission to investigate and find suitable persons or entities providing financing to or acquiring securities from us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos. As noted above, any person or entity required to file information, be licensed or found suitable would be required to pay the costs thereof and of any investigation. Although the Colorado Regulations do not require the prior approval for the execution of credit facilities or issuance of debt securities, the Colorado regulators reserve the right to approve, require changes to or require the termination of any financing, including if a person or entity is required to be found suitable and is not found suitable. In any event, lenders, note holders, and others providing financing will not be able to exercise certain rights and remedies without the prior approval of the Colorado gaming authorities. Information regarding lenders and holders of securities will be periodically reported to the Colorado gaming authorities.

Except under certain limited circumstances relating to slot machine manufacturers and distributors, every person supplying goods, equipment, devices or services to any licensee in return for payment of a percentage, or calculated upon a percentage, of limited gaming activity or income must obtain an operator license or be listed on the retailer’s license where such gaming will take place.

An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Colorado Director, as appropriate. Specifically, the Colorado Commission and the Colorado Director must deny a license to any applicant who, among other things: (1) fails to prove by clear and convincing evidence that the applicant is qualified; (2) fails to provide information and documentation requested; (3) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (4) has been convicted of, or has a director, officer, general partner, stockholder, limited partner or other person who has a financial or equity interest in the applicant who has been convicted of, specified crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or (5) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses. If the Colorado Commission determines that a person or entity is unsuitable to directly or indirectly own interests in us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., or either of the two Colorado Casinos, one or more of the Colorado Casinos may be sanctioned, which may include the loss of our approvals and licenses.

The Colorado Commission does not need to approve in advance a public offering of securities but rather requires the filing of notice and additional documents prior to a public offering of (i) voting securities, and (ii) non-voting securities if any of the proceeds will be used to pay for the construction of gaming facilities in Colorado, to directly or indirectly acquire an interest in a gaming facility in Colorado, to finance the operation of a gaming facility in Colorado or to retire or extend obligations for any of the foregoing. The Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos, from paying any unsuitable person any dividends or interest upon any voting securities or any payments or distributions of any kind (except as set forth below), or paying any unsuitable person any remuneration for services or recognizing the exercise of any voting rights by any unsuitable person. Further, under the Colorado Regulations, each of the Colorado Casinos and IOC Black Hawk Distribution Company, LLC may repurchase its voting securities from anyone found unsuitable at the lesser of the cash equivalent to the original investment in the applicable Colorado Casino or IOC Black Hawk Distribution Company, LLC or the current market price as of the date of the finding of unsuitability unless such voting securities are transferred to a suitable person (as determined by the Colorado Commission) within sixty (60) days after the finding of unsuitability. A licensee or affiliated company must pursue all lawful efforts to require an unsuitable person to relinquish all voting securities, including purchasing such voting securities. The staff of Colorado Division has taken the position that a licensee or affiliated company may not pay any unsuitable person any interest, dividends or other payments with respect to non-voting securities, other than with respect to pursuing all lawful efforts to require an unsuitable person to relinquish non-voting securities, including by purchasing or redeeming such securities. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or any of the three Colorado Casinos, to file for a finding of suitability if required by the Colorado Commission.

Because of their authority to deny an application for a license or suitability, the Colorado Commission and the Colorado Director effectively can disapprove a change in corporate position of a licensee and with respect to any entity which is required to be found suitable, or indirectly can cause us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or the applicable Colorado Casino to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

Generally, a sale, lease, purchase, conveyance or acquisition of a controlling interest in a licensee is prohibited without the Colorado Commission’s prior approval. Persons may acquire a non-controlling interest in us without the Colorado Commission’s prior approval, but such persons may be required to file notices with the Colorado Commission and applications for suitability (as discussed above) and the Colorado Commission may, after such acquisition, find such person unsuitable and require them to dispose of their interest. Under some circumstances, we may not sell any interest in our Colorado gaming businesses without the prior approval of the Colorado Commission.

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

The sale of alcoholic beverages is subject to licensing, control and regulation by the Colorado liquor agencies. All persons who directly or indirectly hold a 10% or more interest in, or 10% or more of the issued and outstanding capital stock of, any of the Colorado Casinos, through their ownership of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., or either of the two Colorado Casinos, must file applications and possibly be investigated by the Colorado liquor agencies. The Colorado liquor agencies also may investigate those persons who, directly or indirectly, loan money to or have any financial interest in liquor licensees. In addition, there are restrictions on stockholders, directors and officers of liquor licensees preventing such persons from being a stockholder, director, officer or otherwise interested in some persons lending money to liquor licensees and from making loans to other liquor licensees. All licenses are revocable and transferable only in accordance with all applicable laws. The Colorado liquor agencies have the full power to limit, condition, suspend or revoke any liquor license and any disciplinary action could (and revocation would) have a material adverse effect upon the operations of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., or the applicable Colorado Casino. Each Colorado Casino holds a retail gaming tavern liquor license for its casino, hotel and restaurant operations.

Currently, no person directly or indirectly interested in any of the Colorado Casinos may be directly or indirectly interested in many other types of liquor licenses, but may have an interest in a hotel and restaurant liquor license. No person can hold more than three retail gaming tavern liquor licenses. The remedies of certain lenders may be limited by applicable liquor laws and regulations.

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

The Florida Statute and the applicable rules and regulations thereunder (the “Florida Statute”) establish license fees, the tax structure on pari-mutuel permit holders and minimum purse requirements for breeders and owners. The Florida Division may revoke or suspend any permit or license upon the willful violation by the permit holder or licensee of any provision of the Florida Statute. Instead of suspending or revoking a permit or license, the Florida Division may impose various civil penalties on the permit holder or licensee. Penalties may not exceed $1,000 for each count or separate offense.

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

Bahamas

In 1969, the Government of The Bahamas enacted the Lotteries and Gaming Act. This legislation, together with its regulations, governs and regulates gaming. The Gaming Board is the body that regulates the operation of casinos. The gaming license is renewable annually. All casino workers must be approved by the Board and are issued certificates, which are also renewable on an annual basis. There is a basic annual gaming tax of $200,000 payable in six equal shares. In addition a winnings tax is also imposed and is based on the following scale:

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

United Kingdom

Gaming and gaming facilities in the UK are currently subject to regulation under the Gaming Act of 1968 (the “Gaming Act”). Under the Gaming Act, the Gaming Board for Great Britain (the “Gaming Board”) is charged with ensuring compliance with the Gaming Act and the regulations promulgated under the Gaming Act. Pursuant to its regulatory authority, the Gaming Board has issued detailed guidelines that govern licensing procedures as well as the management, operation and supervision of gaming facilities. (See further regarding new Gambling Act 2005).

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

The government of the UK recently enacted new legislation to liberalize gaming in a socially responsive manner in light of developments in the industry and new technology. The Gambling Act was passed by the UK Parliament on 8 April 2005 and will be implemented in stages. Under the new legislation, a new Gambling Commission will be created to oversee license applications and establish new regulations for gaming (including on-line gaming) in the UK. It is anticipated that it will take over responsibilities from the Gaming Board in the fall of 2005 and work on the transition is in progress to meet this objective. The legislation will provide a significant change in regulation of the casino industry including:

•	removing the requirement that gaming facilities operate as private members’ clubs, including the statutorily prescribed 24-hour interval between membership and play;
•	extending the gaming products available;
•	abolishing the demand test and permitted area rules;
•	allowing large casinos specific numbers of gaming machines with a broader range of stakes and prizes;
•	allowing casinos to offer live entertainment and to advertise; and
•	allowing a new category of regional casinos.

In order to pass the legislation, having regard to the UK General Election on 5 May 2005, the Government agreed to limit the number of Regional Casinos (such as that planned in Coventry) to one on a pilot basis. An increase in the number of regional casinos can be approved by a Ministerial Order using the affirmative resolution procedure, which will require that the order is affirmed by a vote of both Houses of Parliament.

In the meantime, the company has obtained all necessary Gaming Licenses to open a casino under the current legislation (Gaming Act 1968) and such plans are proceeding with a view to opening a smaller scale casino at the RICOH TM Arena in Coventry in 2006.

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

ITEM 2.  PROPERTIES.

The Isle-Lake Charles

We own approximately 2.7 acres and lease approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. The lease expires in March 2010, with fifteen renewal options of five years each. Rent under the Isle-Lake Charles lease is currently $1.5 million per year and is subject to increases based on the Consumer Price Index (“CPI”).

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

We lease the real estate upon which some of our land-based facilities are located from the City of Biloxi and the Mississippi Secretary of State at current annual rent of $561,800 per year, plus 3% of the Isle-Biloxi’s gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2009, but it is renewable at our option for five additional terms of five years each and a sixth option renewal term, concluding on January 31, 2034, subject to rent increases based on the CPI, limited to 6% for each renewal period. In April 1994, we entered into an addendum to this lease that requires us to pay 4% of our gross non-gaming revenue, net of sales tax, complimentaries and discounts. Additional rent will be due to the City of Biloxi for the amount of any increase from and after January 1, 2016, in the rent due to the State Institutions of Higher Learning under a lease between the City of Biloxi and the State Institutions of Higher Learning and for any increases in certain tidelands leases between the City of Biloxi and the State of Mississippi.

In April 1994, in connection with the construction of a hotel, we entered into a lease for additional land adjoining the Isle-Biloxi. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of 25 years, with options to renew for six additional terms of ten years each and a final option period concluding December 31, 2085. Current annual rent is $605,000 plus 4% of gross non-gaming revenue, as defined in the lease, and renewals are subject to rent increases based on the CPI. The annual rent is adjusted after each five-year period based on increases in the CPI, limited to a 10% increase in any five-year period.

In August 2002, we entered into a lease for two additional parcels of land adjoining the Isle-Biloxi and the hotel. On the parcel adjoining the Isle-Biloxi, we constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. We have constructed a 400 room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, we may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease is estimated to be $3.3 million (depending on the completion date of the hotel) for the lease year ending July 31, 2005 and $3.5 million for lease year ending July 31, 2006. Such minimum rent to increase thereafter over time in accordance with a formula based on anticipated timing for completion of the current hotel and completion of the hotel on top of the parking garage (or August 31, 2008, which ever occurs first), up to a minimum rent of $3.7 million. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

In connection with and pursuant to a settlement between the City of Biloxi and the State of Mississippi concerning the control and management area where the Isle-Biloxi is located, we also have agreed to pay the City of Biloxi’s lease obligations to the State of Mississippi. This amount is $500,000 per year, payable on June 30, subject to increases based on the CPI and decreases if there are other tenants of the subject property. This obligation ends after June 2018, but may be renewed for thirty years.

We have also entered into a joint venture arrangement to sublease property containing a two-level parking garage next to the Isle-Biloxi. Our annual rent under this lease is approximately $200,000. The current term is for three years expiring December 31, 2005, with a renewal option for an additional five-year term (under which our annual rent would increase to approximately $212,500) extending the lease through December 31, 2010. The extension will occur unless the Company sends a notice to terminate by July 1, 2005. The Company has no plans to terminate the lease.

The Isle-Vicksburg

We own approximately 13.1 acres of land in Vicksburg, Mississippi for use in connection with the Isle-Vicksburg. We own an additional thirteen acres of land in Vicksburg on which we operate off-site parking and a recreational vehicle park. We also entered into a lease for approximately five acres of land adjacent to the Isle-Vicksburg to be used for additional parking.

The Isle-Natchez

Through numerous lease agreements, we lease approximately 24 acres of land in Natchez, Mississippi that is used in connection with the operations of the Isle-Natchez. Unless terminated by us at an earlier date, the lease expiration dates through 2037. Rents under the leases currently total approximately $101,000 per month. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We own approximately six acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

The Isle-Kansas City

We lease approximately twenty-eight acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City facility. The term of the lease is ten years, expiring in October 2006, and we have the option to renew the lease for eight additional terms of five years each. Rent under the lease is currently $3.0 million per year, subject to the higher of $3.0 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

The Isle-Boonville

We lease the site from the City of Boonville under a lease agreement, which has a term of ninety-nine years. We were required to pay $1.7 million to the City of Boonville as a lump sum rent payment during construction of the casino. There was no rent due after the casino opening date. We were, however, assessed additional amounts by the City of Boonville based on a 3.5% tax on gaming revenue, which we recognized as additional rent.

The Isle-Bettendorf

We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of the Isle-Bettendorf. We also lease approximately eight acres of land on a month-to-month basis from an entity owned by family members of our chief executive officer, Bernard Goldstein, including Robert S. Goldstein and Jeffrey D. Goldstein, directors of our company, which we utilize for parking and warehouse space. The initial term of the lease expires sixty days after written notice is given to either party and rent under the lease is currently $23,360 per month.

The Rhythm City-Davenport

Pursuant to various lease agreements, we lease approximately twelve acres of land in Davenport, Iowa used in connection with the operations of Rhythm City-Davenport. The aggregate annual rent on these leases is approximately $0.8 million and they have varying expiration dates through 2022. We also own a 121-room hotel on approximately one acre of land located several blocks northeast of the Rhythm City-Davenport.

The Isle-Marquette

We lease the dock site in Marquette, Iowa that is used in connection with the operations of the Isle-Marquette. The lease expires in 2019, and rent under the lease is currently $15,000 per month, plus $0.50 per passenger, plus 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million. We also rent approximately 5 acres of land used for the employee parking lot. That is a month-to-month rental of $833. We also own approximately twenty-five acres of land for the pavilion, hotel, satellite offices, warehouse, lots by the marina, and other property.

The Isle-Black Hawk

We own approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with the Isle-Black Hawk.

The Colorado Central Station-Black Hawk

We own and lease approximately 7.1 acres of land in Black Hawk, Colorado for use in connection with the Colorado Central Station-Black Hawk. We lease additional parcels of land adjoining the Colorado Central Station-Black Hawk for parking. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is $1.7 million indexed to correspond to any rise or fall in the CPI at one-year intervals beginning June 1, 1996, not to exceed a 3% increase or decrease from the previous year’s rate. We also entered into a lease for additional parking. This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding June 1, 2094. Annual rent is $576,000 and renewals are subject to 20% rent increases over the rate of the previous term.

Pompano Park

We own approximately 223 acres at Pompano Park.

The Isle-Our Lucaya

We sublease the casino property under an agreement that is in effect until December 2012, and requires us to make payments under the following terms: (1) $2.0 million per year in equal monthly installments due on the first of each month for the first two years ending November 30, 2006, (2) the annual amount increases to $2.5 million in years three and four of the lease, and then to $3.0 million for the remainder of the lease, (3) plus $125,000 per year in equal monthly installments due on the first of each month for common area maintenance and (4) plus a minimum room buy of fifty from the hotel at a rate of $54 per night. After the second year of the lease, if earnings before income taxes, depreciation and amortization fall below $3.0 million, we have the option to cancel with a one-year notice.

Additionally, the agreement requires us to pay a monthly resort marketing fee (the “Fee”). This Fee is calculated at six percent of annual gross revenues of the casino, where such receipts are in excess of $33.3 million a year for the first two years, $40.0 million a year for years three and four and $45.0 million a year for years five through ten.

Blue Chip-Dudley

Through our two-thirds ownership interest in Blue Chip PLC, we own the 15,000 square-foot building that contains the Blue Chip-Dudley casino operation. We also own an 8,000 square-foot parking area for the casino.

Blue Chip-Wolverhampton

Through our two-thirds ownership interest in Blue Chip PLC, we own the 15,000 square-foot building that contains the Blue Chip-Wolverhampton casino operation.

Blue Chip-Walsall

        Through our two-thirds ownership interest in Blue Chip PLC, we own the 17,938 square-foot building that contains the Blue Chip-Walsall casino operation.

Coventry

We entered into a twenty five year lease in December 2003, to lease approximately 120,000 square feet within the arena compound that will be used in connection with the operation of the Isle-Coventry. In addition to the payment of £4.0 million plus value added tax (“VAT”) ($7.6 million as of April 24, 2005, based on published exchange rates), the lease requires us to pay one more payment of £2.0 million plus VAT in July 2005 for prepaid rent. In the fourth quarter of fiscal 2006, we will pay approximately £1.3 million plus VAT ($2.5 million as of April 24, 2005, based on published exchange rates) per year offset by the £6.0 million plus VAT ($11.5 million as of April 24, 2005, based on published exchange rates) prepaid rent and interest of 8% per annum on the unpaid balance that reduces annual rent expenses over 15 years.

Other

We own all of the riverboats and barges utilized at our facilities. We also own or lease all of our gaming and non-gaming equipment.

We lease our corporate office in Biloxi, Mississippi and our corporate office in Boca Raton, Florida.

We have various property leases and options to either lease or purchase property that are not directly related to our existing operations and that may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects.

ITEM 3. LEGAL PROCEEDINGS.

In August 1997, a lawsuit was filed which sought to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership paid a fixed amount plus a percentage of revenue, to various local governmental entities, including the City of Bossier City and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 4, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not at issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs appealed the trial court’s ruling to the Second Circuit Court of Appeal, and the appellate court reversed and remanded the matter. We, along with the other defendants, filed writ applications to appeal the matter to the Louisiana Supreme Court. The court has granted two applications for appeal, one filed on behalf of Bossier City and Bossier Parish and another filed on behalf of the Bossier Sheriff’s Office and the Greater Bossier Economic Development Foundation. A hearing has not been scheduled. We will continue to vigorously defend this matter as may be required.

Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.5 million as of April 24, 2005 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry of Tourism appealed the matter and the appeal was heard in April 2002 before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeals. The Ministry elected to appeal this matter further. We have taken action to have the decisions granted in our favor set for a hearing before the Administrative Supreme Court and the Greek Supreme Court, respectively. Briefs were filed in the administrative matter in June 2005 and the civil matter is set for hearing during May 2006. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri against us and a subsidiary alleging a breach of a 1993 contract entered into by the County, that subsidiary, and guaranteed by Lady Luck Gaming Corporation relating to the development of a casino-site near Kimmswick, Missouri. The suit alleges damages in excess of $10.0 million. Discovery is ongoing and the matter has been set for a trial in January 2006. The outcome of this matter cannot be predicted with any degree of certainty. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

We are subject to various contingencies and engaged in various other litigation matters that have a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, we believe that they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

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

	High	Low
Fiscal Year Ending April 30, 2006
First Quarter (through July 1, 2005)	$27.13	$26.09

Fiscal Year Ended April 24, 2005
First Quarter	$23.55	$16.25
Second Quarter	22.26	15.90
Third Quarter	27.90	20.24
Fourth Quarter	30.68	23.77

Fiscal Year Ended April 25, 2004
First Quarter	$18.13	$12.83
Second Quarter	21.94	16.27
Third Quarter	23.41	18.47
Fourth Quarter	26.45	19.90

ii.	Holders of Common Stock. As of July 1, 2005, there were approximately 1,672 holders of record of our common stock.

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

iv.
Equity Compensation Plans. The following table provides information about securities authorized for issuance under our 1992, 1993 and 2000 Employee Stock Option Plans, and our Deferred Bonus Plan, for the fiscal year ended April 24, 2005.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,536,299	$13.24	833,448
Equity compensation plans not approved by security holders	-	-	-
Total	3,536,299	$13.24	833,448

        (b) Issuance of Unregistered Securities

We maintain the Isle of Capri Casinos, Inc. Retirement Trust & Savings Plan, which is a tax-qualified retirement plan (the “Plan”). The Plan was established on July 1, 1993 and since the date of its establishment, the Plan has offered participants in the Plan the option of investing in a fund invested in our common stock. In June 1995, we filed a Registration Statement on Form S-8 (Commission File No. 33-93088) to register 30,000 shares of our common stock to be acquired by participants in the Plan (the “1995 Registration Statement”). Subsequent to the filing of the 1995 Registration Statement, Plan participants acquired in excess of the 30,000 shares of our registered common stock. In March 2005, we filed a Registration Statement on Form S-8 (Commission File No. 333-123234) to register an additional 100,000 shares of common stock to be offered for investment in the Plan (the “2005 Registration Statement”). Following the filing of the 1995 Registration Statement and prior to the filing of the 2005 Registration Statement, the acquisition by the Plan’s trustee of a certain number of shares of Isle common stock for the benefit and at the direction of Plan participants, as well as the interests in the Plan, were not registered in compliance with applicable federal and state securities laws.

We may be subject to claims by the Plan’s participants for rescission of their acquisitions of shares of our common stock in the Plan under federal and state securities laws until the expiration of the applicable statute of limitations period. We do not currently believe that the potential claims for rescission and any related penalties would have a material adverse effect on us because we do not believe that many participants in the Plan who purchased shares prior to the filing of the 2005 Registration Statement are likely to assert rescission claims because of the appreciation of our common stock over the applicable statute of limitations period.

(c) Purchases of our Common Stock

      The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
Period

January 24, 2005 to February 20, 2005	-	$-	-	488,205

February 21, 2005 to March 27, 2005	-	-	-	488,205

March 28, 2005 to April 24, 2005	-	-	-	488,205

Total	-	$-	-	488,205

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

	Fiscal Year Ended (1)
	April 24,	April 25,	April 27,	April 28,	April 29,
	2005	2004	2003	2002	2001
Income Statement Data:		(dollars in millions, except per share data)
Revenues:
Casino	$1,121.3	$1,116.4	$1,051.3	$1,057.0	$957.1
Rooms	47.7	44.6	49.2	56.0	50.7
Pari-mutuel commissions and fees	20.1	20.3	23.9	23.5	22.2
Food, beverage and other	149.5	143.7	140.9	152.1	148.3
Gross revenues	1,338.6	1,325.0	1,265.3	1,288.6	1,178.3
Less promotional allowances	227.0	219.6	200.5	203.3	195.5
Net revenues	1,111.6	1,105.4	1,064.8	1,085.3	982.8
Operating expenses:
Casino	186.6	181.5	181.7	194.9	183.9
Gaming taxes	250.3	245.0	229.6	227.0	192.6
Rooms	10.3	10.0	11.6	13.3	12.1
Pari-mutuel	15.5	15.4	16.9	16.8	16.2
Food, beverage and other	35.8	32.0	34.1	35.8	32.0
Marine and facilities	67.7	65.6	65.9	70.0	63.6
Marketing and administrative	319.0	306.1	282.8	286.0	257.9
Valuation charge	4.1	-	1.9	61.4	1.0
Other charges	-	-	-	-	8.2
Preopening	0.2	2.3	-	3.9	0.2
Depreciation and amortization	97.4	89.8	76.6	72.1	69.1
Total operating expenses	986.9	947.7	901.1	981.2	836.8
Operating income	124.7	157.7	163.7	104.1	146.0
Interest expense	(75.7)	(83.5)	(82.6)	(89.2)	(98.9)
Interest income	2.2	0.9	0.6	0.9	5.1
Loss on early extinguishment of debt	(5.3)	(26.1)	-	(7.0)	-
Minority interest	(5.5)	(10.1)	(9.5)	(7.7)	(6.4)
Equity in income (loss) of unconsolidated joint ventures	-	-	-	-	(0.2)
Income from continuing operations before income taxes	40.4	38.9	72.2	1.1	45.6
Income taxes	19.5	12.6	26.6	1.1	20.5
Income from continuing operations	20.9	26.3	45.6	0.0	25.1
Income (loss) from discontinued operations, net of income taxes	(2.9)	1.4	-	-	-
Net income	$18.0	$27.7	$45.6	$0.0	$25.1
Adjusted net income (2)	N/A	N/A	N/A	N/A	$35.0

(Footnotes follow table)

	Fiscal Year Ended (1)
	April 24,	April 25,	April 27,	April 28,	April 29,
	2005	2004	2003	2002	2001
Income Statement Data (continued):		(dollars in millions, except per share data)
Income per common share:
Basic	$0.61	$0.94	$1.57	$-	$0.84
Diluted	$0.58	$0.91	$1.50	$-	$0.80
Adjusted income per common share:
Basic (2)	$-	$-	$-	$-	$1.17
Diluted (2)	$-	$-	$-	$-	$1.11

Other Data:
Net cash provided by (used in):
Operating activities	$169.9	$173.2	$138.2	$153.7	$74.2
Investing activities	$(213.7)	$(159.1)	$(126.6)	$(100.6)	$(225.4)
Financing activities	$55.4	$25.8	$6.4	$(53.2)	$59.9
Capital expenditures	$217.3	$153.4	$61.3	$98.3	$162.1

Operating Data:
Number of slot machines (3)	14,518	14,558	13,532	14,649	13,604
Number of table games (3)	539	452	335	383	395
Number of hotel rooms (3)	3,037	2,990	2,850	3,869	3,912
Average daily occupancy rate (4)	84.4%	84.7%	78.9%	85.0%	85.3%

Balance Sheet Data:
Cash and cash equivalents	$146.7	$134.6	$94.6	$76.6	$76.7
Total assets	1,681.4	1,531.8	1,416.0	1,353.4	1,390.7
Long-term debt, including current portion	1,156.1	1,088.9	1,028.0	1,009.3	1,039.1
Stockholders' equity	261.4	241.4	203.9	159.2	166.0

(1) The operating results and data presented for fiscal years prior to fiscal year 2002 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Boonville, which opened on December 6, 2001. The operating results and data presented for fiscal years prior to fiscal year 2003 are not comparable to other fiscal years presented as we ceased operations at the Isle-Tunica on September 3, 2002, acquired the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek on April 22, 2003, and we ceased operations at the Colorado Grande-Cripple Creek on April 25, 2005. The operating results and data presented for fiscal years prior to fiscal year 2004 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Our Lucaya, which we opened on December 15, 2003, the Blue Chip-Dudley, which we acquired on November 28, 2003, and the Blue Chip-Wolverhampton, which we opened on April 22, 2004. We also ceased operations at the Lady Luck-Las Vegas on September 3, 2003. The results of fiscal years 2003-2005 have been reclassified to reflect Colorado Grande-Cripple Creek as discontinued operations.

(2) Excludes amortization of goodwill and other indefinite-lived intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(3) The data presented for fiscal years prior to 2003 is not comparable to other fiscal years presented due to the exclusion of the 223 Colorado Grande-Cripple Creek slot machines due to discontinued operations.

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

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Freeport, Grand Bahamas Island. We operate a harness racing track in Florida. Additionally, we have a controlling interest in casino investments in Dudley, Wolverhampton and Walsall, England, each of which is operated by the minority owners.

The following table reflects our consolidated net revenues and operating income by state:

	ISLE OF CAPRI CASINOS, INC.
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(In thousands)

	Fiscal Year Ended
	April 24,	April 25,	Variance	Variance
	2005	2004	$	%

Net revenues:
Mississippi	$256,313	$260,912	$(4,599)	(1.8%)
Louisiana	281,434	280,176	1,258	0.4%
Missouri	166,274	161,445	4,829	3.0%
Iowa	211,650	210,486	1,164	0.6%
Colorado	138,588	148,916	(10,328)	(6.9%)
International	31,115	9,401	21,714	231.0%
Corporate and other	26,234	34,106	(7,872)	(23.1%)
Total net revenues	$1,111,608	$1,105,442	$6,166	0.6%

Operating income:
Mississippi	$30,163	$44,075	$(13,912)	(31.6%)
Lousiana	39,894	37,693	2,201	5.8%
Missouri	24,976	23,762	1,214	5.1%
Iowa	44,710	43,300	1,410	3.3%
Colorado	29,764	39,954	(10,190)	(25.5%)
International	(4,013)	(4,953)	940	19.0%
Corporate and other	(40,842)	(26,103)	(14,739)	(56.5%)
Operating income	$124,652	$157,728	$(33,076)	(21.0%)

In Mississippi , our four operations contributed $256.3 million or 23.1% of our net revenues during the fiscal year ended April 24, 2005. Due primarily to construction disruption during our Biloxi hotel construction and increasingly competitive environments in our Vicksburg and Lula markets, our Mississippi net revenues declined $4.6 million. Our decline in revenue coupled with increased marketing, employee benefits, maintenance, land rent and depreciation, resulted in a corresponding decline in operating income of $13.9 million. We expect to complete the Biloxi hotel expansion by mid-summer of 2005, prior to the expected opening of an additional branded competitor in the market in the fall of 2005. Additionally, we expect to close the existing Biloxi casino barge for approximately two weeks during early December 2005 to install our new, larger casino barge, which will feature significantly expanded gaming space, new entertainment venues, new restaurants and other amenities. We expect that our expansion and the addition of a new branded competitor will have a positive impact on the Biloxi market.

In Louisiana, our two properties contributed $281.4 million or 25.3% of our net revenues during the fiscal year ended April 24, 2005. Net revenues increased $1.3 million due to the positive results in Lake Charles related to the renovation and expansion of its Grand Palais casino partially offset by a decline in Bossier City related to increasing competitive pressures in that market. Operating income in Louisiana also increased $2.2 million as labor and other cost reduction programs implemented in Bossier City coupled with revenue increases at Lake Charles. An additional competitor entered the Lake Charles market in late May 2005. We expect this entrant will cause the market to grow but at the same time to have a negative impact on existing market participants. The Bossier City market is highly competitive and is facing increased competition from expansion of Native American gaming in Oklahoma.

In Missouri, our two properties contributed $166.3 million or 15.0% of our net revenues during the fiscal year ended April 24, 2005. Net revenues increased $4.8 million while operating income increased $1.2 million as a result of Kansas City’s previous casino expansion and aggressive marketing as well as Boonville’s continuing efforts to maximize its full potential. Beginning in May 2005, there were disruptions to traffic flow at the Kansas City property as the Paseo Bridge on Interstate 35 will be closed for repairs for four to seven months and will likely result in reduction of gaming revenues during this period.

In Iowa, our three casinos contributed $211.7 million or 19.0% of our net revenues during the fiscal year ended April 24, 2005. Net revenues increased by $1.2 million and operating income increased by $1.4 million. A decrease in depreciation from the Davenport property, due to an extension of the hotel’s useful life, was substantially offset by a charge to increase operating lease expense and a 2% increase in the Iowa gaming tax rates. The charge was due to the change in the recognition of long-term lease costs. The tax rates became effective July 1, 2004. In fiscal 2005 the Quad-city properties have faced increasing competition from casinos in the Chicagoland market as those operators refine their product and service offerings.

In Colorado, our two Black Hawk properties contributed $138.6 million or 12.5% of our net revenues during the fiscal year ended April 24, 2005. During fiscal 2005, construction at our Black Hawk properties, which significantly reduced parking for the Colorado Central Station-Black Hawk and restricted access to the street entrances to both Black Hawk casinos, adversely impacted net revenues and operating income by $10.3 million and $10.2 million, respectively. In February 2005 we opened 600 new parking spaces and the construction disruption began to decline. By mid-June, 2005 we completed the casino expansions at both casinos, a new restaurant, the skywalks connecting the casinos to the new garage and a total of 900 new parking spaces thus ending the most disruptive phase of our Black Hawk expansion projects. Construction of the new 162 room Colorado Central Station hotel is currently ahead of schedule and the hotel is expected to open near the end of calendar 2005. Construction on the extension of Main Street to Colorado Route 119, temporarily delayed by engineering problems, has now resumed. Completion is expected in the Spring of 2006.

In our international locations, we experienced an increase in net revenues due to comparison to a portion year (Blue Chip opened is mid-November 2003 and Isle-Our Lucaya opened in mid-December 2003) and operating income due to the recording of $2.0 million of business interruption proceeds at Isle-Our Lucaya, related to closings caused by Hurricane Frances in the second quarter of fiscal 2005. Both our international locations continue to experience growing pains and are expected to generate negative operating income with an improving trend.

In corporate and other, our new development expenses increased to $14.4 million for the fiscal year ended April 24, 2005, up from $5.8 million for the same period in the previous fiscal year. This is primarily due to our continuing development efforts in the UK, Florida, Waterloo and other initial investments to proposed future projects.

In November 2004, voters in the State of Florida voted to amend the state's constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward county voters passed their local referendum and Dade county voters rejected their referendum in March 2005. Enabling gaming legislation was not passed in the current session of the Florida legislature despite the constitutional requirement that such legislation be in effect by July 1, 2005. Along with the other Broward county pari-mutuels, we filed a lawsuit seeking authority to proceed with the development of slot machine facilities despite the absence of enabling legislation. On June 21, 2005, the Circuit Court judge issued a decision in favor of the pari-mutuel facilities, which decision will be appealed. Accordingly, the regulation and timing of installation and operation of slot machines has not been finally determined.

We remain committed to our development project in the UK to build a casino in Coventry; however, legislation enacted in April 2005 limits the number of regional casinos to one. The number may be increased only through additional legislation. We have obtained all necessary gaming licenses to open a casino at the RICOH™ Arena Coventry in the summer of 2006 under the Gaming Act of 1968. We believe we are well positioned to develop a regional casino in Coventry should we be awarded a regional casino license.

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

•	those estimates that, if they were to change from period to period, likely would result in a material impact on our financial condition, changes in financial condition or results of operations.

Based upon management’s discussion of the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, we believe the following accounting estimates involve a higher degree of judgment and complexity.

Goodwill and Other Intangible Assets

At April 24, 2005, we had goodwill and other intangible assets with indefinite useful lives of $412.8 million, representing 25% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the company’s goodwill and intangible assets below its carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2005 and determined that, other than the goodwill associated with our Colorado Grande-Cripple Creek casino, goodwill and other indefinite-lived intangible assets were not impaired. A charge of $4.0 million was recorded in the fourth quarter for the impairment of Colorado Grande-Cripple Creek’s remaining goodwill. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At April 24, 2005, we had property and equipment of $1,027 billion, representing 61% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with the company’s “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Self-Insurance Liabilities

We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers’ compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for these liabilities based on claims filed and estimates of claims incurred but not reported. We rely on independent consultants to assist in the determination of estimated accruals. While the total cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments.

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

 Results of Operations

Our results of operations for the fiscal year ended April 24, 2005, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, the Blue Chip-Dudley, the Blue Chip-Wolverhampton, the Blue Chip-Walsall and Pompano Park. Fiscal 2005 results have been reclassified to reflect the Colorado Grande-Cripple Creek as discontinued operations.

Our results of operations for the fiscal year ended April 25, 2004 reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Lady Luck-Las Vegas, the Isle-Our Lucaya, the Blue Chip-Dudley, the Blue Chip-Wolverhampton and Pompano Park. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas. We operated the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval. The Isle-Our Lucaya began operations in December of 2003. We purchased a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”) in November of 2003. Blue Chip owns and operates a pub-style casino in Dudley, England, and a pub-style casino in Wolverhampton, England, which began operations in April of 2004. Fiscal 2004 results have been reclassified to reflect the Colorado Grande-Cripple Creek as discontinued operations.

Our results of operations for the fiscal year ended April 27, 2003, reflect the consolidated operations of all of our subsidiaries, and includes the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Tunica, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Lady Luck-Las Vegas and Pompano Park. Isle-Tunica ceased casino operations on September 3, 2002, prior to the sale of assets to Boyd Casino Strip, LLC on October 7, 2002. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas. We continued to operate the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval. Results also include the Colorado Central Station-Black Hawk subsequent to its acquisition on April 22, 2003. Fiscal 2003 results have been reclassified to reflect the Colorado Grande-Cripple Creek as discontinued operations.

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

Fiscal Year Ended April 24, 2005 Compared to Fiscal Year Ended April 25, 2004

Gross revenues for the fiscal year ended April 24, 2005 were $1.3 billion, which included $1.1 billion of casino revenue, $47.7 million of room revenue, $20.1 million of pari-mutuel commissions, $128.1 million of food and beverage revenue and $21.3 million of other revenue. This compares to gross revenues for the fiscal year ended April 25, 2004 of $1.3 billion, which included $1.1 billion of casino revenue, $44.6 million of room revenue, $20.3 million of pari-mutuel commissions and $124.4 million of food and beverage and $19.4 million of other revenue.

Casino revenue remained flat compared to fiscal year 2004. We saw an increase in casino revenues at our Missouri properties due primarily to the Isle-Kansas City’s expansion of its gaming floor and the Isle-

Boonville’s continued strong performance. Likewise, casino revenues increased at the Isle-Lake Charles resulting from the expansion and renovation of the Grand Palais. The addition of the Isle-Our Lucaya and the Blue Chip-Dudley also increased casino revenues as these properties opened in the third quarter of fiscal 2004. These increases were offset by the sale of the Lady Luck-Las Vegas. In Colorado, casino revenues declined as the Isle-Black Hawk and the Colorado Central Station-Black Hawk have been affected by construction disruption. We also faced decreases in casino revenues at the Isle-Biloxi because of construction and the aftermath of Hurricane Ivan.

Room revenue increased 7.1% compared to fiscal year 2004 primarily as a result of the additional capacity at the Isle-Bossier City. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal year was essentially flat compared to prior year. Food and beverage revenues increased by 3.9% because of renovations made to the buffets at the Isle-Vicksburg, the Isle-Lake Charles and the Isle-Bossier City. The addition of the Isle-Our Lucaya and the Blue Chip locations also added to food and beverage revenues.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 3.4% in fiscal year 2005 as we increased our direct mail efforts to promote play.

Casino operating expenses increased 2.8% over fiscal year 2004. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the additions of the Isle-Our Lucaya and Blue Chip. Isle-Our Lucaya incurred casino operating expenses during the time the property was closed in the aftermath of last year’s hurricanes. These increases are partially offset by the discontinuation of gaming operations at the Lady Luck-Las Vegas, following the finalization of the property’s sale, and a decrease in salaries, wages, taxes and benefits at the Isle-Bossier City due to cost controls.

State and local gaming taxes increased by 2.2% compared to fiscal year 2004. Effective July 1, 2004, we were subject to an additional assessment of 2.0% of gross gaming revenues in Iowa due to a tax increase enacted in that state.

Room expenses increased 4.2% compared to fiscal year 2004. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was due primarily to the additional room capacity at the Isle-Bossier City.

Pari-mutuel operating costs of Pompano Park in Florida remained flat compared to fiscal year 2004. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food and beverage expenses increased 12.5% over fiscal year 2004. Food and beverage expenses as a percentage of gross food and beverage revenues increased from 21.7% for the fiscal year ended April 25, 2004, to 23.7% for the fiscal year ended April 24, 2005. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 22.3% for the fiscal year ended April 25, 2004, to 24.0% for the fiscal year ended April 24, 2005. These expenses increased partly as a result of the expansion at the Isle-Bossier City. Room service and banquet expense increased as the availability of meeting space and hotel rooms increased during the fiscal year. The addition of the Isle-Our Lucaya and Blue Chip also increased food, beverage and other expenses.

Marine and facilities expenses increased 3.2% compared to fiscal year 2004. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to the Isle-Vicksburg’s parking lot repairs completed in the first quarter of fiscal 2005, ongoing repairs and maintenance at the Isle-Lula, and the addition of the Isle-Our Lucaya. The increase was partially offset by a decrease in benefits expense for the marine and facilities departments at the Isle-Bossier City.

Marketing expenses increased 1.8% compared to fiscal year 2004. The increase in marketing expenses is primarily due to the addition of the Isle-Our Lucaya and is partially offset by the finalization of the sale of the Lady Luck-Las Vegas. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses have increased 6.9% over fiscal year 2004. These expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is due to the addition of the Isle-Our Lucaya and Blue Chip. We also increased our development and investment activities domestically and in the UK. In Florida, we supported the successful campaign to pass a constitutional amendment that allows the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai facilities in their respective counties. These increases were partially offset by finalization of the sale and discontinuation of all operations at the Lady Luck-Las Vegas and savings from combining some administrative functions of our the Isle-Bettendorf and the Rhythm City-Davenport properties.

Depreciation expense increased by 8.5% compared to fiscal year 2004. Depreciation has increased as a result of the company’s capital expansion programs. The increase was primarily due to a one-time charge for additional depreciation expense of $2.9 million related to a reclassification of certain land improvements that were improperly classified as land at the time of the conversion of the company's manual system to a computerized asset tracking system in fiscal 2002, identified in the second fiscal quarter of 2005, as well as the capital additions at the Isle-Biloxi, Isle-Bossier City, the Isle-Lake Charles and the Isle-Kansas City.

We incurred a loss on early extinguishment of debt totaling $5.3 million in fiscal 2005 in connection with the amendment of our senior secured credit facility on February 4, 2005. These charges include the write-off of debt acquisition costs. We also incurred a loss on early extinguishment of debt of $26.1 million in fiscal 2004 related to the amendment of our $390.0 million 8.75% senior subordinated notes on March 3, 2004. These charges included early payment premiums as well as the write-off of debt acquisition costs.

Net interest expense decreased 11.0% compared with fiscal year 2004. This is primarily attributable to the lower average balances outstanding. Net interest also excludes capitalized interest of $3.2 million for the fiscal year ended April 24, 2005, as compared to $1.5 million for the fiscal year ended April 25, 2004. The increase in capitalized interest results from the expansion projects at the Isle-Biloxi and in Black Hawk. The increase is partially offset by the completion of the expansion projects at the Isle-Bossier City.

Our effective tax rate from continuing operations was 48.1% for the fiscal year ended April 24, 2005, compared to 32.4% for fiscal year ended April 25, 2004, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk income taxes. The increase in the rate for fiscal 2005 is a result of the effect of non-deductible permanent items on earnings, the impact of not benefiting from a portion of the current operating losses of the Company’s interests in the UK and state income taxes. Also in the second fiscal quarter ended 2004, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years. As a result, we analyzed our tax accruals and reduced income tax expense by approximately $3.4 million for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 32.4% from continuing operations, excluding the minority interest’s portion of the Colorado Central Station-Black Hawk income taxes. Excluding the impact of these adjustments, our fiscal year 2004 effective rate from continuing operations would have been 41.1%, excluding the minority interest’s portion of the Colorado Central Station-Black Hawk income taxes.

Fiscal Year Ended April 25, 2004 Compared to Fiscal Year Ended April 27, 2003

Gross revenues for the fiscal year ended April 25, 2004, were $1.3 billion, which included $1.1 billion of casino revenue, $44.6 million of room revenue, $20.3 million of pari-mutuel commissions, $124.4 million of food and beverage revenue and $19.4 million of other revenue. This compares to gross revenues for the fiscal year ended April 27, 2003 of $1.3 billion, which included $1.1 billion of casino revenue, $49.2 million of room revenue, $23.9 million of pari-mutuel commissions and $121.3 million of food and beverage and $19.5 million of other revenue.

Casino revenue increased 6.2%. In Colorado, a full year contribution by the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek added an additional $59.6 million in casino revenue. Additionally, Isle-Black Hawk’s casino revenue increased $3.7 million. We were pleased when a statewide referendum that would have allowed video lottery terminals in all of the state’s horse racing tracks was defeated. The gains in Colorado were partially offset by the closing and subsequent sale of the Isle’s Tunica and Las Vegas locations. Because of construction disruptions and increase in the number of competitors, the Isle-Bossier City saw casino revenue decrease by 5.2%.

Room revenue decreased 9.5% compared to prior year. The decrease was primarily attributed to a decrease of 1,019 hotel rooms resulting from the sale of the Isle-Tunica and the Lady Luck-Las Vegas. The decrease was partially offset by increased room revenue at the Isle-Bossier City due to the completion of its 265-room hotel expansion in January of 2004.

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

Food and beverage revenue increased 2.6% from year to year. The increase is primarily due to the addition of Colorado Central Station. Other revenue has remained essentially flat year over year.

Promotional allowances, which are made up of complimentary revenue, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 10.0% in fiscal year 2004 primarily as a result of the addition of our Colorado properties as well as the maturing of the customer database at the Isle-Boonville.

Casino operating expenses remained flat over fiscal year 2003. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The casino operating expenses incurred by the addition of the Colorado Central Station-Black Hawk were offset by the decrease in casino expenses because of the sale of our Las Vegas and Tunica properties.

State and local gaming taxes increased by 6.7% compared to fiscal year 2003. Gaming taxes in Iowa will increase from 20% to 22% of adjusted gross receipts effective July 1, 2004. Additionally, we will incur two prepaid assessments due on June 1, 2005 and June 1, 2006 of 2.125% for each of our Iowa licensee’s fiscal year 2004 adjusted gross receipts. These assessments will be offset by a credit on future state gaming taxes of 20% each year beginning July 1, 2010 for five consecutive years.

Room expenses decreased 14.2% compared to fiscal year 2003. The decrease in room expenses resulted from the sale of our hotel operations at the Isle-Tunica and the Lady Luck-Las Vegas. These decreases were partially offset by the increase in room expenses from the addition of hotel rooms at the Isle-Bossier City.

Pari-mutuel operating costs of Pompano Park in Florida decreased by 8.8% compared to fiscal year 2003. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food and beverage expenses decreased 7.5%. This decrease reflects the sale of the Isle-Tunica and the Lady Luck-Las Vegas. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses. Food and beverage expenses as a percentage of gross food and beverage revenues decreased from 24.0% for the fiscal year ended April 27, 2003, to 21.7% for the fiscal year ended April 25, 2004.

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

Marketing expenses increased 8.9% year over year. Marketing expenses included salaries, wages and benefits of the marketing and sales departments, as well as promotions, advertising, special events and entertainment. Marketing expenses have increased as the company addresses construction disruptions and increasing competition in a number of its markets.

Administrative expenses have increased 7.7% over fiscal year 2003. Administrative expenses included administration and human resource department expenses, rent, new development activities, professional fees and property taxes. Costs associated with new development increased substantially in fiscal year 2004 primarily due to activities in the St. Louis area and the UK. We continue to seek new development opportunities and therefore expect that new development costs will continue at comparable levels in fiscal year 2005.

       The valuation charge for the fiscal year ended April 27, 2003, totaling $1.9 million is a reserve for an impairment of our investment to date in Ardent Gaming, L.L.C., an unrelated third party. The system being developed under the joint venture was substantially past due and we believed it was probable that we would not recover our investment.

Depreciation expense increased by 17.2% compared to fiscal year 2003. Depreciation has increased as a result of the company’s capital expansion programs. This includes not only the improvements at Isle-Biloxi and Isle-Bossier City but also the company-wide project to update its slot product.

Interest expense increased 1.1% as compared with fiscal year 2003. Interest expense primarily relates to indebtedness incurred in connection with the acquisition of property, equipment, leasehold improvements and berthing and concession rights and is net of capitalized interest of $1.5 million in fiscal year 2004 as compared to $0.2 million in fiscal year 2003.

We recorded a $26.1 million loss on the extinguishment of our $390.0 million 8.75% Senior Subordinated Notes. These notes were replaced by the issuance of $500 million in 7% Senior Subordinated Notes. We used the proceeds from the notes issuance not only to repay the $390 million 8.75% Senior Subordinated Notes, but also $37.5 million of our Senior secured credit facility Term Loan

B and $8.0 million of our Senior secured credit facility Revolving Loans, and to pay premiums and debt issuance fees and expenses. Remaining amounts were used for general corporate purposes.

Our effective tax rate from continuing operations was 32.4% for the fiscal year ended April 25, 2004 as compared to 36.9% for the fiscal year ended April 27, 2003, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk income taxes. In the second fiscal quarter ended October 26, 2003, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years. As a result, we analyzed our tax accruals and reduced income tax expense by approximately $3.4 million for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 32.4% from continuing operations, excluding the minority interest’s portion of the Colorado Central Station-Black Hawk income taxes, as compared to 36.9% for the year ended April 27, 2003. Excluding the impact of these adjustments, our fiscal year 2004 effective rate from continuing operations would have been 41.1%, excluding the minority interest’s portion of the Colorado Central Station-Black Hawk income taxes.

Liquidity and Capital Resources

At April 24, 2005, we had cash and cash equivalents and marketable securities of $162.8 million compared to $134.6 million in cash and cash equivalents at April 25, 2004, the end of our last fiscal year. Of this $28.2 million increase, $12.1 is an increase in cash and cash equivalents and is the net result of $169.9 million net cash provided by operating activities, $213.7 million net cash used in investing activities, $55.4 million net cash provided by financing activities and $0.5 million increase in cash from the effect of foreign currency exchange rates. The remaining increase of  $16.1 million is marketable securities held by Capri Insurance Corporation, of which we have the ability to draw up to 50% of the balance of these securities. In addition, as of April 24, 2005, we had $452.8 million of capacity under lines of credit and available term debt which consisting of $389.8 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $9.0 million of unused credit capacity with the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk), and $54.0 million under other lines of credit and available term debt. During the quarter ended April 24, 2005, the Isle-Black Hawk drew down $26.0 million on its revolving loan under the Isle-Black Hawk’s senior secured credit facility. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Investing Activities

We invested $217.3 million in property and equipment during the fiscal year ended April 24, 2005. The following table reflects expenditures and accruals for property and equipment on major projects for which we are committed to in fiscal 2005 and 2004 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to fiscal 2004.

		Actual		Remaining
		Fiscal Year	Fiscal Year	Fiscal Year
		Ended 4/25/04	Ended 4/24/05	Ending 4/30/06	Thereafter
		(dollars in millions)
Property	Project

Isle-Biloxi	Construct hotel & parking facility	$ 21.1	$ 43.5	$ 9.5	$ -
Isle-Biloxi	Construct casino barge	-	7.4	83.1	-
Isle-Bossier City	Construct hotel & entertainment center	38.2	5.8	-	-
Isle-Bossier City	Renovate casino	0.4	2.4	2.2	-
Isle-Bettendorf	Construct hotel	-	-	4.3	40.7
Isle-Lake Charles	Renovate & expand casinos	10.9	11.6	6.5	-
Isle-Kansas City	Renovate & expand casino	8.2	-	-	-
Isle-Boonville	Construct hotel	-	2.0	15.5	-
Isle-Black Hawk (57% owned)	Expansion & public improvements	8.0	62.5	22.1	-
Isle-Waterloo	Construct casino & hotel	-	-	12.0	107.0
Coventry	Construct leasehold improvements	-	8.4	25.1	22.3
Blue Chip	Construct leasehold improvements	-	2.2	-	-
Other properties (1)	IGT Advantage program	-	9.3	15.4	-
All	Slot programs	29.6	31.8	29.3	-
All	Other capital improvements	37.0	30.4	46.9	13.1
Total		$ 153.4	$ 217.3	$ 271.9	$ 183.1

(1) Includes: Isle-Biloxi, Isle-Vicksburg, Isle-Lula, Isle-Natchez and to be determined.

        The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.

The Isle-Biloxi plan, estimated at $79.0 million, will include an additional 400 hotel rooms, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility, which was completed in December 2003. The parking garage provides a podium for future expansion of an additional hotel tower. We expect full completion of the new 400-room hotel expansion by mid-summer and expect to open the spa in early fall of 2005. In October 2004, we announced plans to replace the casino at the Isle-Biloxi with a new state-of-the-art casino facility. The approximately $90.0 million new casino, is expected to be opened in December 2005 and will feature significantly expanded gaming space, new entertainment venues and restaurants and other amenities. Our new casino is currently under construction offsite. We plan to close the existing casino for approximately two weeks between Thanksgiving and Christmas of 2005 while we move the new facility into place. We are reviewing our options for the existing barge that will be replaced at the Isle-Biloxi in December 2005.

We have signed a development agreement with the City of Bettendorf pursuant to which we agreed to construct a new 250-room Isle hotel, additional parking, a Kitt’s Kitchen restaurant, and an expansion of the existing buffet, and the City agreed to construct a 50,000 square foot convention center adjacent to the company’s facility, which will be managed by the Isle-Bettendorf. The cost of our portion of this project is approximately $45.0 million, and the new hotel is planned to open in the late spring of 2007.

The Isle-Marquette had planned $5.9 million in improvements which would have included a 60-room hotel and improved parking. This construction has been delayed due to wetlands remediation approvals. We are currently evaluating other alternative hotel development scenarios for this property.

We have begun construction of a 140-room hotel, including 20 suites and a 6,000 square foot event center at the Isle-Boonville. The project is expected to be complete in late spring of 2006 and we have spent approximately $2.0 million on the project. The remaining $15.5 will be spent in fiscal 2006.

We are in the final stages of a $94 million expansion project for the Isle-Black Hawk and Colorado Central Stations-Black Hawk properties. We recently completed our expansion of the Isle-Black Hawk and the Colorado Central Station-Black Hawk casinos. We have completed a portion of our new parking structure with 600 parking spaces open to the public. The new 162-room Colorado Central Station hotel is currently ahead of schedule and expected to be completed near the end of calendar year 2005. Additionally, we continue to construct public improvements to extend Main Street directly to Colorado Route 119, approximately one half-mile closer to Denver. Completion is expected in the spring of 2006.

As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri-themed casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, Isle was granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). Originally, total project costs were estimated to be $94.9 million, but recently that estimate was revised to $55.8 million. Project costs for the leased space include design, architectural, mechanical and electrical build-out, construction and equipment. As of fiscal year end April 24, 2005, we have spent $8.4 million on the Coventry project and expect to spend the remainder over the next 15 months. Completion date for the casino at the RICOHTM Arena Coventry is estimated to be August 2006.

We have been selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. We plan to spend approximately $119.0 million on constructing a 35,000 square foot single level casino with 1,300 gaming positions, three of our signature restaurants, a 200-room hotel and 1,000 parking spaces. We expect the construction project to take approximately 20 months following the receipt of necessary permits and licenses, which we expect to receive.

In May 2005, the company signed a management agreement with resort developer Eighth Wonder to manage the casino included in Eighth Wonder’s proposal for a new integrated resort complex in Singapore. In the first quarter fiscal 2006, the Company paid Eighth Wonder $4.0 million pursuant to the terms of this agreement.

On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. Our bid currently expires on August 1, 2005, which date has been extended monthly by us several times. If this merger is completed, we expect to spend approximately $150.0 million in addition to amounts already expended at the site in Rosemont, Illinois to construct a single-level, 40,000 square foot casino with 1,200 gaming positions, restaurants, an entertainment venue and retail space. We plan to finance the Rosemont, Illinois project through equity contributions from us and from a limited number of individual investors, who in the aggregate will own 20% as required by Illinois law, in an amount sufficient to allow non-recourse financing for the remainder of the cash needed to complete the project. The federal bankruptcy court has confirmed the plan of reorganization pursuant to which the merger would be consummated.

The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of our bid. The Illinois Gaming Board (working with the Illinois Attorney General) has also resumed an administrative proceeding seeking to revoke the gaming license from our proposed merger partner, which if successful may adversely impact our ability to operate a gaming facility in the Village of Rosemont. The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of us in connection with the merger provided for under the plan of reorganization (which suitability review has been “suspended” by the Illinois Gaming Board pending the completion of the aforementioned revocation proceeding). During the fourth quarter of fiscal 2005, the governor of Illinois appointed a new gaming board. One of the first acts by the new board was to authorize the reinstatement of the proceeding to rescind the license from the current owner. For the reasons set forth above, among others, we believe that our ability to obtain the gaming license and open a gaming facility in Rosemont has been subjected to added uncertainty. The Illinois Supreme Court has also agreed to review certain challenges to amendments to the Illinois Riverboat Gambling Act relating to the proposed relocation of the 10th license. There can be no assurance that the foregoing conditions will be satisfied or that we will ultimately acquire the license. Additionally, because Illinois limits the number of gaming licenses, each license has intrinsic value. Therefore, this license is considered an intangible asset. As such, the full cost of the license and all associated costs were originally capitalized in the amount of $2.5 million. Due to the continuing uncertainty with respect to this matter, we have recorded a valuation charge for the full amount expended at April 24, 2005. We do not anticipate any significant expenditures related to the monthly renewal.

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

In November 2004, voters in the State of Florida voted to amend the state's constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward county voters passed their local referendum and Dade county voters rejected their referendum in March 2005. Enabling gaming legislation was not passed in the current session of the Florida legislature despite the constitutional requirement that such legislation be in effect by July 1, 2005. Along with the other Broward county pari-mutuels, we filed a lawsuit seeking authority to proceed with the development of slot machine facilities despite the absence of enabling legislation. On June 21, 2005, the Circuit Court judge issued a decision in favor of the pari-mutuel facilities, which decision will be appealed. Accordingly, the regulation and timing of installation and operation of slot machines has not been finally determined. Should we be successful, we plan to construct a new facility in two phases. Phase I will include an expansion of the existing facility to accommodate 1,800 to 2,000 additional slots, at a cost of approximately $155.0 million to be completed in approximately nine to twelve months from project start. Phase II, subject to timing and circumstances of Phase I, will include an additional facility expansion and an additional 1,000 slots at a planned cost of approximately $85.0 million.

In January 2005, we announced plans to deploy the IGT Advantage™ Casino System. The total cost of the project is expected to be approximately $24.7 million, of which $1.6 million is included in the Colorado Central Station-Black Hawk property expansion project discussed above. We have also spent $7.7 million at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Lula, the Isle-Natchez and another property to be determined, leaving a remaining budget of $15.4 million. This will allow our properties to experience product upgrades to operate more competitively within their markets. Our slot improvement initiative also includes an increased ticket-in/ticket-out slot product offering.

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

Financing Activities

During the twelve month period ended April 24, 2005, we had net sources of cash of $55.4 million primarily in the following financing activities:

•	We received proceeds from the issuance of new debt of $250.7 million.
•	We made net borrowings under the Isle-Black Hawk’s credit facility of $26.0 million.
•	We made borrowings under Blue Chip’s credit facility of $0.1 million.
•	We made principal payments on our senior secured credit facility and other debt of $210.0 million.
•	We purchased 364,895 shares of our common stock at a total cost of $6.4 million.
•	We made cash distributions to a minority partner totaling $4.3 million.
•	We paid $5.2 million in costs related to the refinancing of our senior secured credit facility.

On February 4, 2005, we refinanced our senior secured credit facility. Our new senior secured facility provides for a $400.0 million revolving credit facility maturing on February 4, 2010 and a $250.0 million term loan facility maturing on February 4, 2011 (or at our option, February 6, 2012 if we elect to refinance our existing 9.00% senior subordinated notes currently due March 2012) with an additional $50.0 million delayed draw term loan available until August 3, 2005. At our mutual discretion with the lead arranger, we may increase the revolver and/or term loan, in an aggregate amount up to $200.0 million, subject to certain conditions. The term loans are payable in quarterly installments beginning on March 31, 2005 and ending on February 4, 2011 unless extended as described above. The revolving credit facility may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%. The proceeds from the refinancing were used to pay down the existing senior secured credit facility term loan, of which $205.6 million in principal and $0.7 million in accrued interest were outstanding as of February 4, 2005. The remainder of the undrawn facility will be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and investments.

Pursuant to the refinancing, we recognized a loss before income taxes on early extinguishment of debt of $5.3 million, due to the write-off of previously deferred financing costs related to our existing senior secured credit facility. The costs associated with the new senior secured credit facility have been deferred and are being amortized over the term of the new facility.

Our senior secured credit facility, among other things, limits our ability to borrow money, make capital expenditures, use assets as security in other transactions, make restricted payments or restricted investments, incur contingent obligations, sell assets and enter into leases and transactions with affiliates. In addition, our credit facility requires us to meet certain financial ratios and tests, including: a minimum consolidated EBITDA test, a maximum consolidated total leverage test, a maximum consolidated senior leverage test, and a minimum interest coverage ratio.

As of April 24, 2005, we had $439.8 million of capacity under lines of credit and available term debt consisting of $398.8 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $9.0 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk) and $54.0 million of available credit under other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through February 2011. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

During the year, we modified the covenants related to the Isle-Black Hawk senior credit facility to align the covenants with the financial impact of projected effects of construction on those facilities. We are in compliance with all covenants contained in our senior and subordinated debt instruments as of April 24, 2005. If we do not maintain compliance with these covenants, the lenders under the Black Hawk senior secured credit facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under our Black Hawk senior secured credit facility. The indentures governing our 7% senior subordinated notes and our 9% senior subordinated notes limit, among other things, our ability to borrow money, create liens, make restricted payments and sell assets. We anticipate being in compliance with our debt covenants during fiscal year 2006.

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

Contractual Obligations and Commercial Commitments

The following table provides information as of April 24, 2005, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates.

	Payments Due by Period
	(dollars in millions)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (1)	$ 1,153.9	$ 7.4	$ 198.1	$ 9.0	$ 939.4
Capital Lease Obligations (2)	2.2	0.1	0.1	0.2	1.8
Operating Leases (2)	1,062.8	16.1	30.4	29.6	986.7
Other Long-Term Obligations (3)	102.2	98.6	3.3	0.4	-
Total Contractual Cash Obligations	$ 2,321.1	$ 122.2	$ 231.9	$ 39.2	$ 1,927.9

Amount of Commitment Expiration per Period
(dollars in millions)
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit (1)	$ 452.8	$ 54.0	$ 9.0	$ 389.8	$ -
Standby Letters of Credit (4)	17.9	17.9	-	-	-
Total Commercial Commitments	$ 470.7	$ 71.9	$ 9.0	$ 389.8	$ -

(1) The table does not include associated interest expense. See Note 7, Long-Term Debt, in the accompanying notes to consolidated financial statements.
(2) See Note 9, Commitments, in the accompanying notes to consolidated financial statements.
(3) Other long-term obligations include current and future construction contracts as discussed under “Investing Activities” on page 63. This amount also includes $8.7 million in open purchase orders at April 24, 2005.
(4) Standby letters of credit consists of the following: $5.0 million for the Isle-Black Hawk and Colorado Central Station, $2.1 million for gaming taxes, $4.3 million for workers’ compensation and $6.5 million for other.

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair market values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted as of the beginning of the first interim or annual reporting period of our first fiscal year that begins on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We are required to adopt SFAS 123(R) on May 1, 2006, but are continuing to evaluate our option to early adopt.

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

Isle-Black Hawk Senior Secured Credit Facility
The Isle-Black Hawk has entered into four interest rate swap agreements with an aggregate notional value of $80.0 million or 42.2% of its variable rate term debt outstanding under the Isle-Black Hawk’s senior secured credit facility as of April 24, 2005. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. These interest rate swap agreements terminate as follows: $40.0 million in each of fiscal 2006 and 2008. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended April 24, 2005. Accordingly, no gains or losses have been recognized on these cash flow hedges.

The following table provides information at April 24, 2005 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

Fiscal year								Fair Value
(dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Total	4/24/2005
Liabilities
Long-term debt, including current portion
Fixed rate	$ 1.6	$ 1.1	$ 1.2	$ 1.3	$ 1.0	$ 704.3	$ 710.5	$ 706.4
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

Variable rate	$ 5.9	$ 31.4	$ 164.5	$ 4.5	$ 2.5	$ 236.9	$ 445.7	$ 445.7
Average interest rate (1)	6.0%	6.6%	6.7%	6.3%	6.4%	6.6%

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable (2)	$ 40.0	$ -	$ 40.0	$ -	$ -	$ -	$ 80.0	$ 0.3
Average pay rate	2.6%	3.8%	3.8%	0.0%	0.0%	0.0%
Average receive rate	3.6%	4.2%	4.4%	0.0%	0.0%	0.0%

        (1) Represents the annual average LIBOR from the forward yield curve at April 24, 2005 plus the weighted average margin above LIBOR on all consolidated variable rate debt.
(2)Fair value represents the amount we would have to pay the counter party if we had terminated the swap agreements at April 24, 2005.

We are also exposed to market risks relating to fluctuations in currency exchange rates related to our ownership interests and development activities in the UK.

For the fiscal year ended April 24, 2005, we recorded a gain of $2.0 million in foreign currency translation adjustments on the accompanying consolidated balance sheets. Foreign currency translation adjustments show the cumulative effect, at the balance sheet date, of fluctuations in the foreign currency exchange rate on balances denominated in a foreign currency, which were recorded at a historical rate at the transaction date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 24, 2005 and April 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended April 24, 2005, April 25, 2004 and April 27, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 24, 2005 and April 25, 2004, and the consolidated results of its operations and its cash flows for the years ended April 24, 2005, April 25, 2004 and April 27, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Isle of Capri Casinos, Inc.’s internal control over financial reporting as of April 24, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2005 expressed an unqualified opinion thereon.

                                                                                                                                                       ERNST & YOUNG LLP

New Orleans, Louisiana
June 28, 2005

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	April 24,	April 25,
	2005	2004

Current assets:
Cash and cash equivalents	$146,743	$134,582
Marketable securities	16,016	-
Accounts receivable, net	15,460	10,427
Income tax receivable	-	2,860
Deferred income taxes	8,607	11,283
Deferred state income taxes	988	-
Prepaid expenses and other assets	16,634	16,169
Total current assets	204,448	175,321
Property and equipment, net	1,026,906	907,460
Other assets:
Goodwill	340,409	341,585
Other intangible assets	72,364	72,349
Deferred financing costs, net	19,461	23,340
Restricted cash	2,193	2,482
Prepaid deposits and other	15,665	9,303
Total assets	$1,681,446	$1,531,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$7,501	$8,040
Accounts payable	42,456	21,725
Accrued liabilities:
Interest	10,312	10,311
Payroll and related	47,806	45,588
Property and other taxes	21,061	17,167
Income taxes	1,160	-
Progressive jackpots and slot club awards	15,045	14,828
Other	34,321	21,856
Total current liabilities	179,662	139,515
Long-term debt, less current maturities	1,148,617	1,080,824
Deferred income taxes	42,102	29,630
Deferred state income taxes	9,329	8,191
Other accrued liabilities	17,115	12,091
Minority interest	23,225	20,183
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 33,528 at April 24, 2005 and 33,055 at April 25, 2004	335	330
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	148,177	143,385
Unearned compensation	(1,488)	(1,413)
Retained earnings	146,133	128,095
Accumulated other comprehensive income	2,858	521
	296,015	270,918
Treasury stock, 3,607 shares at April 24, 2005 and 3,338 shares at April 25, 2004	(34,619)	(29,512)
Total stockholders' equity	261,396	241,406
Total liabilities and stockholders' equity	$1,681,446	$1,531,840

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended
	April 24,	April 25,	April 27,
	2005	2004	2003
Revenues:
Casino	$1,121,316	$1,116,351	$1,051,318
Rooms	47,732	44,564	49,215
Pari-mutuel commissions and fees	20,126	20,327	23,894
Food, beverage and other	149,419	143,768	140,832
Gross revenues	1,338,593	1,325,010	1,265,259
Less promotional allowances	226,985	219,568	200,481
Net revenues	1,111,608	1,105,442	1,064,778
Operating expenses:
Casino	186,606	181,504	181,648
Gaming taxes	250,316	244,992	229,608
Rooms	10,346	9,929	11,573
Pari-mutuel	15,449	15,395	16,889
Food, beverage and other	35,817	32,000	34,140
Marine and facilities	67,697	65,610	65,912
Marketing and administrative	318,924	306,219	282,751
Valuation charge	4,136	-	1,923
Preopening	247	2,293	-
Depreciation and amortization	97,418	89,772	76,626
Total operating expenses	986,956	947,714	901,070
Operating income	124,652	157,728	163,708
Interest expense	(75,717)	(83,456)	(82,565)
Interest income	2,244	872	562
Loss on early extinguishment of debt	(5,251)	(26,115)	-
Minority interest	(5,493)	(10,072)	(9,451)

Income from continuing operations before income taxes	40,435	38,957	72,254
Income taxes	19,451	12,626	26,650
Income from continuing operations	20,984	26,331	45,604
Income (loss) from discontinued operations, net of income taxes	(2,946)	1,418	(11)
Net income	$18,038	$27,749	$45,593

Earnings (loss) per common share-basic:
Income from continuing operations	$0.71	$0.89	$1.57
Income (loss) from discontinued operations, net of income taxes	(0.10)	0.05	-
Net income	$0.61	$0.94	$1.57

Earnings (loss) per common share-diluted:
Income from continuing operations	$0.68	$0.86	$1.50
Income (loss) from discontinued operatons, net of income taxes	(0.10)	0.05	-
Net income	$0.58	$0.91	$1.50

Weighted average basic shares	29,682	29,404	28,984
Weighted average diluted shares	30,930	30,466	30,452

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
						Accum.
						Other
						Compre-
	Shares of		Additional	Unearned		hensive		Total
	Common	Common	Paid-in	Compen-	Retained	Income	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	(Loss)	Stock	Equity
Balance, April 28, 2002	31,826	$ 314	$ 135,432	$ (1,352)	$ 54,753	$ (4,061)	$ (25,888)	$ 159,198
Net income	-	-	-	-	45,593	-	-	45,593
Unrealized loss on interest
rate swap contract	-	-	-	-	-	-	-	-
net of income tax benefit of $163	-	-	-	-	-	(223)	-	(223)
Comprehensive income	-	-	-	-	-	-	-	45,370
Exercise of stock options, including
income tax benefit of $1,611	998	12	6,772	-	-	-	(2,636)	4,148
Purchase of treasury stock	-	-	-	-	-	-	(5,429)	(5,429)
Treasury stock retired	(447)	(4)	(5,425)	-	-	-	5,429	-
Grant of nonvested stock	-	-	763	(763)	-	-	-	-
Amortization of unearned
compensation	-	-	-	617	-	-	-	617
Balance, April 27, 2003	32,377	322	137,542	(1,498)	100,346	(4,284)	(28,524)	203,904
Net income	-	-	-	-	27,749	-	-	27,749
Unrealized gain on interest
rate swap contract,
net of income taxes of $2,322	-	-	-	-	-	4,044	-	4,044
Foreign currency translation
adjustments	-	-	-	-	-	761	-	761
Comprehensive income	-	-	-	-	-	-	-	32,554
Exercise of stock options, including
income tax benefit of $1,833	785	9	7,407	-	-	-	(988)	6,428
Purchase of treasury stock	-	-	-	-	-	-	(2,030)	(2,030)
Treasury stock retired	(107)	(1)	(2,029)	-	-	-	2,030	-
Grant of nonvested stock	-	-	465	(465)	-	-	-	-
Amortization of unearned
compensation	-	-	-	550	-	-	-	550
Balance, April 25, 2004	33,055	330	143,385	(1,413)	128,095	521	(29,512)	241,406
Net income	-	-	-	-	18,038	-	-	18,038
Unrealized gain on interest
rate swap contracts	-	-	-	-	-	-	-	-
net of income taxes of $224	-	-	-	-	-	345	-	345
Foreign currency translation
adjustments	-	-	-	-	-	1,992	-	1,992
Comprehensive income	-	-	-	-	-	-	-	20,375
Exercise of stock options, including
income tax benefit of $828	473	5	4,191	-	-	-	1,253	5,449
Purchase of treasury stock	-	-	-	-	-	-	(6,360)	(6,360)
Grant of nonvested stock	-	-	601	(601)	-	-	-	-
Amortization of unearned
compensation	-	-	-	526	-	-	-	526
Balance, April 24, 2005	33,528	$ 335	$ 148,177	$ (1,488)	$ 146,133	$ 2,858	$ (34,619)	$ 261,396

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 24,	April 25,	April 27,
	2005	2004	2003
Operating activities:
Net income	$18,038	$27,749	$45,593
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	97,821	90,063	76,626
Amortization of deferred financing costs	3,886	4,261	3,704
Amortization of unearned compensation	526	550	617
Goodwill impairment charge	3,958	-	-
Loss on early extinguishment of debt	5,251	26,115	-
Valuation charge	1,621	-	1,923
Other charges	2,515	-	-
Deferred income taxes	15,078	8,788	23,574
Minority interest	5,493	10,072	9,451
Changes in operating assets and liabilities:
Accounts receivable	(4,796)	(2,433)	2,200
Income tax receivable	4,949	(1,027)	(2,260)
Prepaid expenses and other assets	2,022	1,356	(1,045)
Accounts payable and accrued liabilities	13,524	7,736	(22,196)
Net cash provided by operating activities	169,886	173,230	138,187

Investing activities:
Purchase of property and equipment	(188,879)	(151,629)	(58,358)
Purchase of short-term investments, net of sales	(14,842)	-	-
Net cash paid for acquisitions	-	(10,917)	(80,313)
Proceeds from sales of assets	-	-	11,961
Investments in and advances to joint ventures	-	(549)	(927)
Restricted cash	(98)	(79)	855
Prepaid deposits and other	(4,327)	(1,602)	(569)
Payments on notes receivable	23	5,658	753
Loans made	(5,563)	-	-
Net cash used in investing activities	(213,686)	(159,118)	(126,598)

Financing activities:
Proceeds from debt	250,718	668,526	105,030
Net increase (reduction) in line of credit	26,107	(5,917)	(69,086)
Principal payments on debt and cash paid to retire debt	(209,975)	(622,899)	(17,967)
Payment of deferred financing costs	(5,249)	(10,951)	(2,936)
Purchase of treasury stock	(6,360)	(2,030)	(5,429)
Proceeds from exercise of stock options	4,519	3,753	2,383
Cash distribution to minority partner	(4,344)	(4,638)	(5,555)
Net cash provided by financing activities	55,416	25,844	6,440

Effect of foreign currency exchange rates on cash	545	-	-

Net increase in cash and cash equivalents	12,161	39,956	18,029
Cash and cash equivalents at beginning of year	134,582	94,626	76,597
Cash and cash equivalents at end of year	$146,743	$134,582	$94,626

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Fiscal Year Ended
	April 24,	April 25,	April 27,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest (net of capitalized interest)	$75,029	$77,598	$77,172
Income taxes, net of refunds	(8)	4,804	18,066

Supplemental schedule of noncash investing activities:
Other:
Construction costs funded through accounts payable and
notes payable	28,372	1,807	2,875
Acquisitions of businesses:
Fair value of assets acquired	-	12,433	86,065
Less fair value of liabilities assumed	-	(1,516)	(5,752)
Net cash payment	-	10,917	80,313
Sale of businesses:
Fair value of assets disposed	-	-	11,870
Less fair value of liabilities sold	-	-	-
Net cash received	-	-	11,870

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations
Isle of Capri Casinos, Inc. (the “Company” or “Isle of Capri”) was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. The Company wholly owns and operates twelve casinos in eleven gaming facilities in the United States located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg and Natchez, Mississippi; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. The Company also owns a 57% interest in, and receives a management fee for operating, two gaming facilities in Black Hawk, Colorado. All but two of these gaming facilities operate under the name “Isle of Capri” and feature the Company’s distinctive tropical island theme. The Company receives a significant amount of its revenue from patrons within 50 miles of the properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company’s results of operations could be materially affected. As such, the Company’s operations are dependent on the continued licensing or qualification of the Company and such licensing and qualifications are reviewed periodically by the gaming authorities in the state of operation. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in casinos in Dudley, Wolverhampton and Walsall, England. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash equivalents are placed primarily with high-credit-quality financial institutions. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments. Cash includes the minimum cash balances required by state regulatory bodies, which totaled approximately $33.7 million and $32.4 million at April 24, 2005 and April 25, 2004, respectively.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Marketable Securities
Marketable securities consist of trading securities held by Capri Insurance Corporation, our captive insurance subsidiary. The trading securities are primarily debt and equity securities which we buy with the intention to resell in the near term. Our trading securities are carried at fair value with changes in fair value recognized in current period income.

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

Goodwill and Other Intangible Assets
Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets include the license value attributed to the Louisiana gaming licenses acquired through the Company’s acquisition of St. Charles Gaming Company, Grand Palais Riverboat, Inc. and Louisiana Riverboat Gaming Partnership (the “Licenses”), the value of the Lady Luck trademarks and player databases acquired in the acquisition of Lady Luck Gaming Corporation and the value of the Colorado Central Station trademarks acquired in the acquisition of CCSC/Blackhawk, Inc. and until April 25, 2005, Colorado Grande Enterprises, Inc. The licenses have indefinite lives as the Company has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of the Licenses and the Company intends to renew and operate the Licenses indefinitely. In addition, other key factors in the Company’s assessment that these Licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these Licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the Licenses; (3) the economic performance of the operations related to the Licenses support the Company’s intention of operating the Licenses indefinitely; and (4) the continued limitation of gaming licenses in the State of Louisiana limits competition in the jurisdictions where these Licenses are maintained. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that these assets be reviewed for impairment at least annually. Based on its review, the Company believes

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

that, as of April 24, 2005, except for the goodwill associated with the Colorado Grande -Cripple Creek and the full cost of the license for Rosemont, there were no impairments of its goodwill and other indefinite-lived intangible assets.

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

Long-Lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held for sale or held and used in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”),. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Based on its review, the Company believes that, as of April 24, 2005, except for the assets held for sale associated with Colorado Grande-Cripple Creek, there were no impairments of its long-lived assets.

Deferred Financing Costs
The costs of issuing long-term debt are capitalized and amortized over the term of the related debt.

Self -Insurance
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

Net Revenues
Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. The Company records the redemption of coupons and points for cash as a reduction of revenue. These amounts, that are included in promotional allowances in the accompanying consolidated statements of operations, were as follows:

	Fiscal Year Ended
	April 24,	April 25,	April 27,
	2005	2004	2003
	(In thousands)

Rooms	$25,716	$24,690	$26,137
Food and beverage	91,783	90,451	86,169
Other	2,684	2,484	2,913
Customer loyalty programs	106,802	101,943	85,262
Total promotional allowances	$226,985	$219,568	$200,481

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Net Revenues (continued)

The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of operations was as follows:

	Fiscal Year Ended
	April 24,	April 25,	April 27,
	2005	2004	2003
	(In thousands)

Rooms	$11,961	$12,148	$12,753
Food and beverage	72,750	69,279	66,402
Other	288	266	806
Total cost of complimentary services	$84,999	$81,693	$79,961

Advertising
Advertising costs are expensed the first time such advertisement appears. Total advertising costs, including direct mail marketing, were $25.1 million in fiscal 2005, $24.8 million in fiscal 2004 and $10.8 million in fiscal 2003.

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

Stock-Based Compensation
The Company applies the recognition and measurement principles of APB 25 and related Interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), to stock-based employee compensation.

	Fiscal Year Ended
	April 24, 2005	April 25, 2004	April 27, 2003
	(In thousands, except per share data)

Net income, as reported	$18,038	$27,749	$45,593
Deduct: total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	$(3,944)	$(4,175)	$(5,332)
Pro forma net income	$14,094	$23,574	$40,261

Earnings per common share:
Basic - as reported	$0.61	$0.94	$1.57
Basic - pro forma	$0.47	$0.80	$1.39

Diluted - as reported	$0.58	$0.91	$1.50
Diluted - pro forma	$0.46	$0.77	$1.32

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original	Expected	Expected
Fiscal Year	Interest Rate	Expected Life	Volality	Dividends

2005	4.00%	6.26 years	55.8%	None
2004	3.02%	6.05 years	57.8%	None
2003	2.97%	6.14 years	58.4%	None

Currency Translation

The Company accounts for currency translation in accordance with FASB Statement of Financial Standards No. 52, “Foreign Currency Translation”. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are included in stockholders’ equity as other comprehensive income. Gains and losses from foreign currency transactions are included in operating income.

Reclassification
The consolidated financial statements for prior years reflect certain reclassifications to conform to the current year presentation. Specifically, results of operations for all periods presented were reclassified to reflect the discontinued operations for the Colorado Grande-Cripple Creek. The assets and liabilities for Colorado Grande-Cripple Creek have not been reflected as discontinued operations as the amounts were not material to its consolidated financial position.

Short-term Investments
Short-term investments consist primarily of short-term commercial paper at the Isle of Capri Black Hawk, L.L.C. (the “Isle-Black Hawk”). The carrying amount of short-term investments approximates fair value because of the short maturity of these instruments.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair market values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted as of the beginning of the first annual reporting period of the Company’s first fiscal year that begins on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company is required to adopt SFAS 123(R) on May 1, 2006, but is continuing to evaluate its option to early adopt.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method is expected to have a significant impact on its result of operations, although it will have no impact on the Company’s overall financial position. The ongoing impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as shown above in Note 1. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Property Held for Sale

On April 25, 2005, the Company and Colorado Grande executed a Stock Purchase Agreement with a subsidiary of Nevada Gold & Casinos, Inc. to sell all outstanding shares of the common stock of Colorado Grande to a subsidiary of Nevada Gold & Casinos, Inc. The aggregate estimated sales price agreed to is $6.5 million payable:

(a) $600,000 in cash upon closing and

(b) a $5.9 million promissory note secured by the stock of Colorado Grande and Nevada Gold’s future membership distributions from the Isle-Black Hawk until the note has been fully repaid.

The estimated sales price is to be adjusted by the difference between actual working capital and a target working capital (as defined by the Sales Agreement) on the closing date. The actual working capital is to be determined by Nevada Gold within 45 days of the closing date and reviewed by independent auditors for both parties. The post closing adjustment will be paid in cash to the other party, as necessary to cause the actual working capital to be equal to the target working capital.

Discontinued operations relate to those of the Colorado Grande casino, located in Cripple Creek, Colorado. Results of operations of the Colorado Grande casino are included in the consolidated statements of income as discontinued operations and are shown net of income tax effects. The results of operations for the Colorado Grande for prior fiscal years presented were also reclassified and presented as discontinued operations in accordance with SFAS 144.

Revenue, expense, and net income (loss) from discontinued operations are summarized as follows:

	Fiscal Year Ended
	April 24,	April 25,	April 27,
	2005	2004	2003
	(In thousands)
Gross revenues	$8,996	$9,942	$199
Less promotional allowances	1,980	2,241	32
Net revenues	7,016	7,701	167

Total operating expenses, including goodwill impairment
of $4.0 million	10,156	6,074	106

Operating income (loss)	(3,140)	1,627	61

Interest expense, net	(8)	(2)	-
Income (loss) before income taxes	(3,132)	1,629	61
Income tax provision (benefit)	(186)	211	72
Income (loss) from discontinued operations, net of taxes	$(2,946)	$1,418	$(11)

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Property and Equipment

Property and equipment consists of the following:

	April 24,	April 25,
	2005	2004
	(In thousands)
Property and equipment:
Land and land improvements	$155,857	$161,700
Leasehold improvements	161,960	145,834
Buildings and improvements	446,370	424,051
Riverboats and floating pavilions	181,487	173,951
Furniture, fixtures and equipment	426,749	375,448
Construction in progress	129,591	24,142
Total property and equipment	1,502,014	1,305,126
Less accumulated depreciation and amortization	475,108	397,666
Property and equipment, net	$1,026,906	$907,460

Interest capitalized totaled $3.2 million in fiscal 2005, $1.5 million in fiscal 2004 and $0.2 million in fiscal 2003.

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at April 27, 2003	$334,114
Final purchase accounting adjustments related to the Colorado Central
Station-Black Hawk and the Colorado Grande-Cripple Creek	1,064
Acquired goodwill	6,242
Foreign currency translation adjustment	165
Balance at April 25, 2004	341,585
Reclassification of goodwill	2,022
Foreign currency translation adjustment	761
Impairment of the Colorado Grande - Cripple Creek	(3,959)
Balance at April 24, 2005	$340,409

The $2.0 million for the fiscal year ended April 24, 2005, is for the Company’s final purchase price allocation on Blue Chip.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Goodwill and Other Intangible Assets (continued)

Based on the fact that the net fair value of the Colorado Grande-Cripple Creek of $5.8 million exceeds the carrying value of the long-term assets of $9.8 million, including goodwill of $6.9 million, a charge of $4.0 million was recorded in the fourth quarter for the impairment of the Colorado Grande-Cripple Creek’s remaining goodwill. Since the Company no longer has a continued presence in the Cripple Creek market, the Colorado Grande-Cripple Creek’s operating results, including this associated goodwill impairment and minority interest share is classified as discontinued operations on the consolidated statements of income and prior year results have been reclassified to conform to the fiscal 2005 presentation.

Other intangible assets consist of the following:

	April 24,	April 25,
	2005	2004
	(In thousands)

Gaming licenses	$53,379	$53,379
Trademarks and player database	18,985	18,970
Other intangible assets, net	$72,364	$72,349

5. Restricted Cash

For the fiscal years ended April 24, 2005 and April 25, 2004, the Company’s restricted cash includes workers’ compensation deposits in the amount of $0.04 million and $0.3 million, respectively, and various other deposits totaling $2.2 million and $2.2 million, respectively.

6. Self-Insurance Liabilities

The Company’s employee-related health care benefits program, workers’ compensation insurance and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through stop-loss insurance policies. The liabilities are based on claims filed and estimates of claims incurred but not reported. For the fiscal years ended April 24, 2005 and April 25, 2004, the Company’s liabilities for unpaid and incurred but not reported claims totaled $22.9 million and $19.0 million, respectively, and are included in “Accrued liabilities-payroll and related” for health care benefits and workers’ compensation insurance and in “Accrued liabilities-other” for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt

	April 24,	April 25,
	2005	2004
Long-term debt consists of the following:	(In thousands)

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	249,375	207,500
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below):
Variable rate term loan Tranche C	163,350	165,000
Revolver	26,000	-
Special Assessment BID Bonds, non-recourse to Isle of Capri Casinos, Inc.
(described below)	590	700
Blue Chip Credit Facility (6.50% at April 24, 2005) due January 2009;
non-recourse to Isle of Capri Casinos, Inc.	6,942	3,418
Variable rate TIF Bonds due to City of Bettendorf (described below)	3,875	4,624
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,830	1,830
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	494	1,833
Other	3,662	3,959
	1,156,118	1,088,864
Less current maturities	7,501	8,040
Long-term debt	$1,148,617	$1,080,824

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of April 24, 2005 and April 25, 2004.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

7% Senior Subordinated Notes
On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014. The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and the Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 22. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $200.0 million in aggregate principal amount of the existing 9% Senior Subordinated Notes. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1 and September 1 through maturity. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

Year	Percentage

2009	103.500%
2010	102.333%
2011	101.167%
2012 and thereafter	100.000%

Additionally, the Company may redeem a portion of the 7% Senior Subordinated Notes with the proceeds of specified equity offerings.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

9% Senior Subordinated Notes
On March 27, 2002, the Company issued $200.0 million of 9% senior subordinated notes due 2012 (the “9% Senior Subordinated Notes”). The 9% senior subordinated notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 22. The 9% senior subordinated notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% senior subordinated notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

Senior Secured Credit Facility
On February 4, 2005, the Company refinanced its senior secured credit facility. The refinanced facility provides for a $400.0 million revolving credit facility maturing on February 4, 2010 and a $250.0 million term loan facility maturing on February 4, 2011 (or February 6, 2012 if the Company elects to refinance its existing 9% Senior Subordinated Notes currently due March 2012) with an additional $50.0 million delayed draw term loan available until August 3, 2005, at which time the option expires. At the Company’s and the lead arranger’s mutual discretion, the Company may increase the revolver and/or term loan, in an aggregate amount up to $200.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on March 31, 2005 and ending on February 4, 2011 unless extended as described above. The revolving credit facility may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%.

The proceeds from the refinancing were used to pay down the existing senior secured credit facility term loan, of which $205.6 million in principal and $0.7 million in accrued interest were outstanding as of February 4, 2005. The remainder of the undrawn facility will be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and investments.

Pursuant to the refinancing, the Company recognized a loss before income taxes on early extinguishment of debt of $5.3 million, due to the write-off of previously deferred financing costs related to its existing senior secured credit facility. The costs associated with the new senior secured credit facility have been deferred and are being amortized over the term of the new facility.

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries.

The weighted average effective interest rate of total debt outstanding under the senior secured credit facility at April 24, 2005, was 4.61%.

At April 24, 2005, the Company had $249.4 million outstanding under the senior secured credit facility and no amounts outstanding under the term loan facility or the delayed draw term loan.

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

The Isle-Black Hawk senior secured credit facility as amended provides for certain covenants including those of a financial nature. The Isle-Black Hawk was in compliance with all of the covenants as of April 24, 2005. The Isle-Black Hawk senior secured credit facility is secured by liens on the Isle-Black Hawk’s assets.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at April 24, 2005, was 5.89%.

Interest Rate Swap Agreements
The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million or 42.2% of its variable rate term debt outstanding under the Isle-Black Hawk’s senior secured credit facility as of April 24, 2005. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreements terminate as follows: $40.0 million in fiscal 2006 and $40.0 million in fiscal 2008. The Company evaluates the effectiveness of these hedged transactions on a quarterly basis. No portion of the hedging instruments was ineffective during the fiscal year ended April 24, 2005. Accordingly, no gains or losses have been recognized on these cash flow hedges.

At April 24, 2005, the Isle-Black Hawk does not expect to reclassify any net gains or losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

Blue Chip Credit Facility
In 2004, Blue Chip PLC entered into an agreement with the Bank of Scotland to borrow up to £3.5 million ($6.8 million) to fund its casino development program. As of April 24, 2005, only £3.1 million ($6.0 million) has been borrowed. The term loan is to be repaid in quarterly payments commencing in July 2005, and is to be repaid in April 2009 should Blue Chip borrow the additional £0.4 million ($0.8 million). If the additional funds are not borrowed, the loan will be repaid in January 2009. The interest rate is either, at Blue Chip’s option, the Bank of Scotland’s base rate or LIBOR plus a margin of 1.75 percent.

Isle-Bettendorf TIF Bonds
As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf issued $9.5 million in tax incremental financing bonds (“TIF Bonds”), $7.5 million of which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City of Bettendorf’s obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined “TIF District,” which includes the Isle-Bettendorf and over 100 other tax paying entities. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City of Bettendorf $0.25 per person for each person entering the boat until the remaining balance has been repaid.

Isle-Davenport General Obligation Bonds
In 2002, the Isle-Davenport entered into an agreement with the City of Davenport whereby the City of Davenport would construct and own a skybridge connecting to the Isle-Davenport’s facility, allowing safer access across the street and railroad tracks. The project, which is currently under construction by the City of Davenport, is expected to cost $6.4 million, with the Isle-Davenport obligated to pay $1.8 million. In February 2004, the City of Davenport issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. The Isle-Davenport is required to make annual payments of principal and interest to the City of Davenport to retire the bonds.

Other
The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:
Fiscal Year Ending
(In thousands)

2006	$7,501
2007	32,538
2008	165,662
2009	5,769
2010	3,452
Thereafter	941,196
$1,156,118

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Long-Term Debt (continued)

As of April 24, 2005, the Company had $452.8 million of availability under its lines of credit.

Standby letters of credit consists of the following: $5.0 million for the Isle-Black Hawk and Colorado Central Station, $2.1 million for gaming taxes, $4.3 million for workers’ compensation and $6.5 million for other.

8. Comprehensive Income

Comprehensive income consists of the following:

	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
	(In thousands)
Balance, April 28, 2002	$(4,061)	$-	$(4,061)

Net change	(223)	-	(223)

Balance, April 27, 2003	(4,284)	-	(4,284)

Net change	4,044	761	4,805

Balance, April 25, 2004	$(240)	$761	$521

Net change	345	1,992	2,337

Balance, April 24, 2005	$105	$2,753	$2,858

For the interest rate swap agreements, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap agreement contracts, expressed in present value terms, totaled $33,000, net of income taxes, and is recorded as a current asset. There was no effect on income related to hedge ineffectiveness.

9. Commitments

Isle-Lake Charles
The Company leases approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This agreement expires in March 2010, with fifteen renewal options of five years each. Rent under the Isle-Lake Charles lease is currently $1.5 million per year and is subject to increases based on the Consumer Price Index (“CPI”).

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

In April 1994, in connection with the construction of a hotel, the Company entered a lease for additional land. The Company first acquired the leasehold interest of Sea Harvest, Inc., the original lessee, for consideration of $8,000 per month for a period of ten years. The Company’s lease is with the City of Biloxi, Mississippi, for an initial term of twenty-five years, with options to renew for six additional terms of ten years each and a final option period with a termination date commensurate with the termination date of the IHL Lease, but in no event later than December 31, 2085. Current annual rent is $605,000, plus 4% of gross non-gaming revenue, as defined. The annual rent is adjusted after each five-year period based on increases in the CPI, limited to a 10% increase in any five-year period.

In August 2002, the Company entered into a lease for two additional parcels of land adjoining the Isle-Biloxi and the hotel. On the parcel adjoining the Isle-Biloxi, the Company constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. The Company has constructed a 400 room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, the Company may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease are estimated to be $3.3 million (depending on the completion date of the hotel) for lease year ending July 31, 2005 and $3.5 million for lease year ending July 31, 2006. Such minimum rent to increase thereafter over time in accordance with a formula based on anticipated timing for completion of the current hotel and completion of the hotel on top of the parking garage (or August 31,2008, which ever occurs first), up to a minimum rent of $3.7 million. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, the Company is responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments (continued)

In connection with and pursuant to a settlement between the City of Biloxi and the State of Mississippi concerning the control and management area where the Isle-Biloxi is located, the Company also has agreed to pay the City of Biloxi’s lease obligations to the State of Mississippi. This amount is $500,000 per year, payable on June 30, subject to increases based on the CPI and decreases if there are other tenants of the subject property. This obligation ends after June 2018, but may be renewed for thirty years.

The Company has also entered into a joint venture arrangement to sublease property containing a two-level parking garage next to the Isle-Biloxi. Annual rent under this lease is approximately $200,000. The current term is for three years expiring December 31, 2005, with a renewal option for another five years (under which the annual rent would increase to approximately $212,500 and automatically extends through December 2010 unless the Company sends a notice to terminate by July 1, 2005. The Company has no plans to terminate the lease.

Isle-Natchez
Through numerous lease agreements, the Company leases approximately 24 acres of land in Natchez, Mississippi, which is used in connection with the operation of the Isle-Natchez. Unless terminated by the Company at an earlier date, the lease expiration dates vary through 2037. Rents under the leases currently total approximately $101,000 per month. The Company also leases approximately 7.5 acres of land, which is utilized for parking at the facility.

Isle-Kansas City
The Company leases approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City. The term of the lease is ten years and the Company has the option to renew the lease for eight additional terms of five years each. Rent under the lease is currently $3.0 million per year, subject to the higher of $3.0 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

Isle-Boonville
The Company entered into a lease agreement with the City of Boonville. Under the terms of agreement, the Company leases the site for a period of ninety-nine years. The Company was required to pay $1.7 million to the City of Boonville as lump sum rent payment during construction of the casino. There was no rent due after the casino opening date. The Company was, however, assessed additional amounts by the City of Boonville based on a 3.5% tax on gaming revenue, which the Company recognized as additional rent.

Isle-Bettendorf
The Company has signed a development agreement with the City of Bettendorf pursuant to which the Company agreed to construct a new 250-room Isle hotel, additional parking, a Kitt’s Kitchen restaurant and an expansion of the existing buffet, and the City agreed to construct a 50,000 square foot convention center adjacent to the company’s facility, which will be managed by the Isle-Bettendorf. The cost of the Company’s portion of this project is approximately $45.0 million, and the new hotel is planned to open in the late spring of 2007.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments (continued)

Isle-Davenport
Through various lease agreements, the Company leases approximately twelve acres of land in Davenport, Iowa in connection with the operations of Rhythm City-Davenport. The aggregate annual rent on these leases is approximately $0.8 million and they have varying expiration dates through 2022. Pursuant to a development agreement with the City, the Isle-Davenport has exclusive docking privileges in the City of Davenport until March 31, 2017 in consideration of this docking fee. The docking fee has both a fixed base and a per passenger increment. The fixed fee commenced April 1, 1994 at $111,759 and increases annually by 4%. The incremental component is a $0.10 charge for each passenger in excess of 1,117,579 passengers (which charge also increases by 4% per year).

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

Colorado Central Station-Black Hawk
The Company leases additional parcels of land adjoining the Colorado Central Station-Black Hawk for current and future parking. The lease for current parking is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is $1.7 million indexed to correspond to any rise or fall in the CPI at one-year intervals beginning June 1, 1996, not to exceed 3% difference from the previous year’s rate. The lease for future parking is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding June 1, 2094. Annual rent is $576,000 and renewals are subject to 20% rent increases over the rate of the previous term.

Isle-Our Lucaya
The Company subleases the casino property under an agreement that is in the effect until December 2012 and requires the Company to make payments under the following terms:(1) $2.0 million per year in equal monthly installments due on the first of each month for the first two years ending November 30, 2006, (2) the annual amount increases to $2.5 million in years three and four and then to $3.0 million for the remainder of the lease, (3) plus $125,000 per year in equal monthly installments due on the first of each month for common area maintenance and (4) plus a minimum room buy of fifty from the hotel at a rate of $54 per night. After the second year of the lease, if earnings before income taxes, depreciation and amortization fall below $3.0 million, the Company has the option to cancel with a one-year notice.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments (continued)

Other
In December 2003, the Company entered into a 25-year lease with Arena Coventry Limited to lease approximately 120,000 square feet within the arena compound that will be used in connection with the operation of the Isle-Coventry. In addition to the payment of £4.0 million plus value added tax (“VAT”) ($7.7 million at April 24, 2005), the lease requires us to pay one more payment of £2.0 million plus VAT in July 2005 for prepaid rent. In the fourth quarter of fiscal 2006, the Company will pay approximately £1.3 million plus VAT ($2.5 million at April 24, 2005) per year offset by the £6.0 million plus VAT ($11.5 million at April 24, 2005) prepaid rent that reduces annual rent expenses over 15 years.

In November 2003, pursuant to a subscription and shareholders agreement, the Isle of Capri Casinos, Ltd. (the “Isle-Ltd.”), a wholly owned subsidiary of the Company, acquired a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”). Under the agreement, the Isle-Ltd. has the option to require the minority shareholders to sell their respective shares to the Isle-Ltd at fair value or at a price to be agreed upon. This option is available for a period of seven years from the acquisition date or for five years from the introduction of new gaming laws whichever is later. If the Isle-Ltd. does not exercise its option, the minority shareholders have the right, during the one-year period after the option expiration date, to require the Isle-Ltd. to purchase the minority shares at fair value or at a price to be agreed upon. Due to the current uncertainty in United Kingdom (“UK”) gaming legislation, and the long-term nature of this option, the impact of this obligation is not reasonably estimable at this time.

Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at April 24, 2005:

	Capital	Operating
	Leases	Leases
	(In thousands)

2006	$321	$15,969
2007	321	15,954
2008	321	14,746
2009	321	15,004
2010	321	14,986
Thereafter	3,108	1,118,035
Total minimum lease payments	$4,713	$1,194,694
Amounts representing interest	(2,474)
Present value of net minimum lease payments	$2,239

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments (continued)

All future operating minimum lease payments include long-term land lease payments, which have various renewal options varying between five to ten years. The Company expects that the Company’s properties will continue in operation and these leases will be renewed for the next 80 to 90 years. Rent expense for operating leases was approximately $38.7 million in fiscal 2005, $37.5 million in fiscal 2004 and $34.6 million in fiscal 2003. Such amounts include contingent rentals of $9.7 million in fiscal 2005, $9.5 million in fiscal 2004 and $9.4 million in fiscal 2003.

10. Related Party Transactions

The Company leases approximately eight acres of land on a month-to-month basis from an entity owned by family members of the Company’s chief executive officer, Bernard Goldstein, including Robert S. Goldstein and Jeffrey D. Goldstein, directors of the Company. The land is used for parking and warehouse space by the Isle-Bettendorf. The initial term of the lease expires sixty days after written notice is given to either party and rent under the lease is currently $23,360 per month.

The Company reimburses Alter Trading Corporation, a company owned by Robert S. Goldstein, Jeffrey D. Goldstein and other members of the Goldstein family, for annual lease payments of approximately $93,000 with respect to property leased by Alter Trading Corporation. The land was leased at the Company’s request in order to secure a site for possible casino operations.

On April 22, 2005, the Company approved an agreement to sell the Colorado Grande-Cripple Creek for an estimated $6.5 million payable in $0.6 million cash and a $5.9 million promissory note secured by the assets of the casino. After receiving offers from several third parties, the Company’s Board of Directors agreed to sell the Colorado Grande-Cripple Cripple Creek to Nevada Gold & Casinos, Inc. Nevada Gold & Casinos, Inc. also owns 43% of the Isle-Black Hawk and the Colorado Central Station-Black Hawk.

On August 19, 2004, the Company entered into a contract with John Brackenbury, a member of the Board of Directors, for consulting fees related to the UK’s on-going contracts and transactions. The total paid under this contract during fiscal 2005 was $40,000. The contract continues month-to-month at $5,000 per month.

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

The Company’s Board of Directors has previously approved all of these transactions. The Company obtained pre-approval from the Audit Committee (comprised of independent directors) of the Company’s Board of Directors for these related party transactions.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock

Earnings (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Fiscal Year Ended
	April 24,	April 25,	April 27,
	2005	2004	2003
	(In thousands, except per share data)
Numerator:
Income applicable to common shares:
Income from continuing operations	$20,984	$26,331	$45,604

Income (loss) from discontinued operations	(2,946)	1,418	(11)

Net income	$18,038	$27,749	$45,593

Denominator:
Denominator for basic earnings (loss) per share -
weighted - average shares	29,682	29,404	28,984
Effect of dilutive securities
Employee stock options
and nonvested restricted stock	1,248	1,062	1,468
Denominator for diluted earnings (loss) per share -
adjusted weighted - average shares and
assumed conversions	30,930	30,466	30,452

Basic earnings (loss) per share:
Income from continuing operations	$0.71	$0.89	$1.57
Income (loss) from discontinued operations	(0.10)	0.05	-
Net income	$0.61	$0.94	$1.57

Diluted earnings (loss) per share:
Income from continuing operations	$0.68	$0.86	$1.50
Income (loss) from discontinued operations	(0.10)	0.05	-
Net income	$0.58	$0.91	$1.50

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock (continued)

Stock-based Compensation - Stock Option Plans
Under the Company’s 1992, 1993 and 2000 Stock Option Plans, as amended, a maximum of 1,058,750, 4,650,000 and 2,500,000 options, respectively, are reserved for issuance and may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant. The Company has 548,624 shares available for future issuance under its equity compensation plans.

Stock options outstanding are as follows:
		Weighted		Weighted		Weighted
		Average		Average		Average
	2005	Exercise	2004	Exercise	2003	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding options at beginning of
fiscal year	3,367,997	$12.31	3,572,083	$9.80	3,944,851	$7.32
Options granted	662,421	20.42	751,431	20.59	780,148	15.06
Options exercised	(472,375)	9.48	(669,764)	8.13	(997,717)	4.23
Options canceled	(225,431)	16.37	(285,753)	12.54	(155,199)	9.07
Outstanding options at end of fiscal year	3,332,612	$14.05	3,367,997	$12.31	3,572,083	$9.80
Weighted average fair value of
options granted	$20.42		$11.69		$8.82

The following table summarizes information about stock options outstanding at April 24, 2005:

	Options Outstanding				Options Exercisable
		Weighted Average		Weighted		Weighted
Ranges of	Number	Remaining		Average	Number	Average
Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$2.61 - $5.22	295,029	3.0	years	$3.13	295,029	$3.13
5.22 - 7.84	645,283	5.9	years	6.54	312,283	6.58
7.84 - 10.45	232,902	4.4	years	10.25	232,902	10.25
10.45 - 13.06	54,003	2.9	years	12.38	54,003	12.38
13.06 - 15.67	837,405	6.2	years	15.27	467,005	15.07
15.67 - 18.28	58,779	3.0	years	16.40	58,779	16.40
18.28 - 20.90	1,146,250	8.7	years	20.40	117,100	20.52
20.90 - 23.51	36,408	3.3	years	22.55	36,408	22.55
23.51 - 26.12	26,553	4.9	years	25.47	21,553	25.32
$2.61 - $26.12	3,332,612	6.4	years	$14.05	1,595,062	$11.16

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Common Stock (continued)

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The average amount of options excluded from the calculation were 1,468,478 shares, 1,331,635 shares and 2,730,093 shares for fiscal years 2005, 2004 and 2003, respectively.

Stock-based Compensation - Deferred Bonus Plan
In the fiscal 2001, the Company’s stockholders approved the Deferred Bonus Plan. The Plan provides for the issuance of non-vested stock to eligible officers and employees who agree to receive a deferred bonus in the form of non-vested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years. At April 24, 2005, the non-vested stock issued in connection with the Plan totaled 203,687 shares, of which 36,400 shares were issued during fiscal year ended April 24, 2005 at $23.80, the weighted-average fair value of the non-vested stock at the grant date. For the fiscal year ended April 24, 2005, the Company recorded an unearned compensation contra account in consolidated stockholders’ equity equal to the fair value of the non-vested award and recorded compensation expense for the portion of unearned compensation that had been earned through April 24, 2005. Compensation expense related to stock-based compensation under the Deferred Bonus Plan totaled $606,000 in fiscal 2005, $605,000 in fiscal 2004, and $617,000 in fiscal 2003.

Stock Repurchase
On November 15, 2000, the Company’s Board of Directors approved a stock repurchase program, which allowed for the purchase of up to 1.5 million shares of the Company’s outstanding common stock. The Board expanded this program on January 11, 2001, and allowed an additional 1.5 million shares to be repurchased. On October 25, 2002, the Company’s Board of Directors approved a new stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company’s outstanding common stock, for a total of 4.5 million shares. As of April 24, 2005, the Company has repurchased 3.6 million and retired 553,800 shares of common stock under these programs.

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

12. Deferred Compensation Plans

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

13. Employee Benefit Plans

401(k) Plan
The Company has a 401(k) plan covering substantially all of its employees. The Company’s contribution expense related to the 401(k) plan was approximately $2.0 million in fiscal 2005, $1.9 million in fiscal 2004 and $1.5 million in fiscal 2003. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount. The 401(k) plan allows employees to invest no more than 5% of their contribution in the Company’s common stock.

Insurance Plan
The Company has a qualified employee insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $39.6 million in fiscal 2005, $35.9 million in fiscal 2004 and $37.9 million in fiscal 2003.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Business Interruption Insurance Recoveries

During the fiscal year ended April 24, 2005, the Company recorded $2.2 million in business interruption insurance proceeds, which was received subsequent to 2005. These amounts are recorded in the accompanying consolidated statements of income in the line item “Marketing and administrative operating expenses.” The business interruption insurance proceeds relate to the closing of the Isle-Our Lucaya from September 1, 2004 to October 13, 2004 and twenty-one other days throughout October 2004 and November 2004 due to Hurricane Frances and the closing of the Isle-Biloxi from September 14, 2004 to September 17, 2004 due to Hurricane Ivan.

In the fourth quarter of fiscal 2004, the Company received $0.3 million in business interruption insurance proceeds. The amount was received to offset expenses incurred as a result of a flood during construction at the Isle-Boonville. In addition to flood damages and related clean-up expenses, the Company also incurred costs for the delay of construction.

15. Valuation Charge

As a result of adverse gaming legislation in the UK, the Company determined during the fiscal year ended April 24, 2005 that previously capitalized fixed assets for certain projects would not be recoverable under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, the Company recorded an impairment charge of $1.6 million in the line item “Valuation charge” in the accompanying consolidated statements of income.

The valuation charge for fiscal 2003, totaling $1.9 million, was a reserve for a loss contingency against the investment to date in Ardent Gaming, L.L.C., an unrelated third party. The cashless gaming system being developed under the joint venture was substantially past due and the Company believes it will not recover its investment.

On March 15, 2004, the Company announced that it had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. The Company bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. The plan of reorganization pursuant to which the merger would be consummated has been confirmed by the federal bankruptcy court. The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of the Company’s bid. The Illinois Gaming Board (working with the Illinois Attorney General) has also resumed an administrative proceeding seeking to revoke the gaming license from the Company’s proposed merger partner, which if successful may adversely impact the Company’s ability to operate a gaming facility in the Village of Rosemont. The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of the Company in connection with the merger provided for under the plan of reorganization (which suitability review has been “suspended” by the Illinois Gaming Board pending the completion of the aforementioned revocation proceeding). During the fourth quarter of fiscal 2005, the governor of Illinois appointed a new gaming board. One of the first acts by the new board was to authorize the reinstatement of the proceeding to rescind the license from the current owner. For the reasons set forth above, among others, the Company believes that its ability to obtain the gaming license and open a gaming facility in Rosemont has been subjected to added uncertainty. The Illinois Supreme Court has also agreed to review certain challenges to amendments to the Illinois Riverboat Gambling Act relating to the proposed relocation of the 10th

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Valuation Charge (continued)

license. There can be no assurance that the foregoing conditions will be satisfied or that the Company will ultimately acquire the license. Additionally, because Illinois limits the number of gaming licenses, each license has intrinsic value. Therefore, this license is considered an intangible asset. As such, the full cost of the license and all associated costs were originally capitalized in the amount of $2.5 million. Due to the continuing uncertainty with respect to this matter, the Company has recorded a valuation charge for the full amount expended at April 24, 2005.

16. Preopening Expenses

Preopening expenses, representing salaries, benefits, training, marketing and other costs, of $0.2 million and $2.3 million in fiscal 2005 and fiscal 2004, respectively, were incurred in connection with the opening of the Blue Chip-Walsall on September 23, 2004 and with the openings of the Isle-Our Lucaya on December 15, 2003 and the Blue Chip-Wolverhampton on April 22, 2004. There were no preopening expenses in fiscal 2003.

17. Loss On Early Extinguishment Of Debt

The Company incurred a loss on early extinguishment of debt totaling $5.3 million in fiscal 2005 in connection with the refinancing of its Senior secured credit facility on February 4, 2005. These charges include the write-off of debt acquisition costs.

The Company incurred a loss on early extinguishment of debt of $26.1 million in fiscal 2004 related to the refinancing of the Company’s $390.0 million 8.75% Senior Subordinated Notes on March 3, 2004. These charges included early payment premiums as well as the write-off of debt acquisition costs.

18. Income Taxes

Income tax provision from continuing operations consists of the following:

A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax provision reported in the accompanying consolidated statements of operations is as follows:

	Fiscal Year Ended
	April 24,	April 25,	April 27,
	2005	2004	2003
	(In thousands)
Statutory tax provision	$14,368	$13,893	$25,294
Effects of :
State taxes	1,990	465	1,407
Non-deductible items	1,907	537	251
Adjustment to prior year's taxes	78	(7)	57
Employment tax credits	(419)	(472)	(392)
IRS adjustment	-	(3,400)	-
Foreign activity	1,314	1,113	-
Other	213	497	33
	$19,451	$12,626	$26,650

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Income Taxes (continued)

	Fiscal Year Ended
	April 24,	April 25,	April 27,
	2005	2004	2003
	(In thousands)
Current:
Federal	$1,863	$3,176	$1,934
State	2,287	662	1,142
	4,150	3,838	3,076
Deferred:
Federal	14,527	8,735	22,552
State	774	53	1,022
	15,301	8,788	23,574

	$19,451	$12,626	$26,650

Significant components of the Company’s net deferred state and federal income tax liabilities are as follows:

	Fiscal Year Ended
	April 24,	April 25,
	2005	2004
	(In thousands)
Deferred tax liabilities:
Property and equipment	$77,436	$84,572
Other	1,645	1,935
Total deferred tax liabilities	79,081	86,507
Deferred tax assets:
Hedging transactions	(15)	146
Accrued expenses	10,172	13,242
Charitable contribution carryover	32	411
Alternative minimum tax credit	3,641	3,184
Employment tax credits	2,954	2,764
Net operating losses	14,874	33,776
Other	7,097	6,446
Total deferred tax assets	38,755	59,969
Valuation allowance on deferred tax assets	(1,511)	-
Net deferred tax liability	$41,837	$26,538

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Income Taxes (continued)

At April 24, 2005, the Company had alternative minimum tax credits that can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 24, 2005, the Company has federal net operating losses carryforwards of $40.9 million for income tax purposes, with expiration dates from 2011 to 2023. A portion of the net operating losses, $13.9 million, are subject to limitations under the income tax regulations, which may limit the amount ultimately utilized; however, the Company believes that all net operating losses, except $0.7 million related to discontinued operations, will be utilized prior to expiration.

At April 24, 2005, the deferred taxes valuation allowance relates to the discontinued operations at the Colorado Grande-Cripple Creek. (See Note 2 for income taxes allocated to discontinued operations.)

During the third quarter of fiscal 2004, the Internal Revenue Service concluded a federal tax examination covering April 1999 to April 2001 without significant adjustments. They are currently examining the tax years April 2002 to April 2003. The Company believes that any tax liability arising from the examination will not have a material impact on its consolidated financial position and results of operations and cash flows.

19. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Assets, including cash, restricted cash, and notes receivable are carried at cost, which approximates fair value due to their short-term maturities.

Marketable securities consist of trading securities held by Capri Insurance Corporation, our captive insurance subsidiary. The trading securities are primarily debt and equity securities which we buy with the intention to resell in the near term. Our trading securities are carried at fair value with changes in fair value recognized in current period income.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Fair Value of Financial Instruments (continued)

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	April 24, 2005		April 25, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$146,743	$146,743	$134,582	$134,582
Marketable securities	16,016	16,016	-	-
Restricted cash	3,099	3,099	3,001	3,001
Notes receivable	5,472	5,472	-	-

Financial liabilities:
7% Senior subordinated notes	$500,000	$485,650	$500,000	$480,000
Senior secured credit facility	249,375	249,375	207,500	207,500
9% Senior subordinated notes	200,000	210,340	200,000	215,000
Isle-Black Hawk senior secured credit facility	189,350	189,350	165,000	165,000
Blue Chip Credit Facility	6,942	6,942	3,418	3,418
TIF bonds	3,875	3,875	4,624	4,624
General obligation bonds	1,830	1,835	1,830	1,830
BID bonds	590	590	700	700
Other long-term debt	4,156	4,156	5,792	5,792

20. Contingencies

In August 1997, a lawsuit was filed that seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership paid a fixed amount plus a percentage of revenues to various local governmental entities, including the City of Bossier City and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that, although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 4, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not an issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs appealed the trial court’s ruling to the Second Circuit Court of Appeal, and the appellate court reversed and remanded the matter. The Company, along with the other defendants, filed writ applications to appeal the matter to the Louisiana Supreme Court. The court has granted two applications for appeal-one filed on behalf of Bossier City and Bossier Parish and another filed on behalf of the Bossier Sheriff’s Office and the Greater Bossier Economic Development Foundation. A hearing has not been scheduled. The Company will continue to vigorously defend this matter as may be required.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Contingencies (continued)

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.5 million as of April 24, 2005, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. The Company has taken action to have the decisions granted in its favor set for a hearing before the Administrative Supreme Court and the Greek Supreme Court. The administrative matter is set for hearing during June 2005 and the civil matter is set for hearing during May 2006. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million 7% Senior Subordinated Notes due 2014. The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of April 24, 2005 and April 25, 2004, statements of income and cash flows for the fiscal years ended April 24, 2005, April 25, 2004 and April 27, 2003.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,
AND PARENT COMPANY FINANCIAL INFORMATION
AS OF APRIL 24, 2005 AND APRIL 25, 2004 AND FOR
THE YEARS ENDED APRIL 24, 2005, APRIL 25, 2004 AND APRIL 27, 2003
UNAUDITED
(In thousands)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 24, 2005
Balance Sheet
Current assets	$63,560	$82,644	$64,871	$(6,627)	$204,448
Intercompany receivables	896,214	(228,835)	42,463	(709,842)	-
Investments in subsidiaries	233,544	269,817	(10,027)	(493,334)	-
Property and equipment, net	4,630	774,165	248,111	-	1,026,906
Other assets	21,806	375,967	58,215	(5,896)	450,092
Total assets	$1,219,754	$1,273,758	$403,633	$(1,215,699)	$1,681,446

Current liabilities	$22,360	$99,930	$67,110	$(9,738)	$179,662
Intercompany payables	-	623,879	85,963	(709,842)	-
Long-term debt,
less current maturities	946,875	8,080	193,662	-	1,148,617
Other accrued liabilities	(7,939)	77,012	(527)	-	68,546
Minority interest	-	-	-	23,225	23,225
Stockholders' equity	258,458	464,857	57,425	(519,344)	261,396
Total liabilities and stockholders' equity	$1,219,754	$1,273,758	$403,633	$(1,215,699)	$1,681,446

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Fiscal Year Ended April 24, 2005
Statement of Income
Revenues:
Casino	$-	$941,439	$179,877	$-	$1,121,316
Rooms, food, beverage and other	1,359	184,976	51,556	(20,614)	217,277
Gross revenues	1,359	1,126,415	231,433	(20,614)	1,338,593
Less promotional allowances	-	187,451	39,534	-	226,985
Net revenues	1,359	938,964	191,899	(20,614)	1,111,608

Operating expenses:
Casino	-	155,340	31,266	-	186,606
Gaming taxes	-	216,864	33,452	-	250,316
Rooms, food, beverage and other	26,146	343,489	105,310	(22,329)	452,616
Management fee expense (revenue)	(31,418)	32,516	(1,098)	-	-
Depreciation and amortization	1,590	83,763	12,065	-	97,418
Total operating expenses	(3,682)	831,972	180,995	(22,329)	986,956

Operating income	5,041	106,992	10,904	1,715	124,652
Interest expense, net	4,229	(67,484)	(10,218)	-	(73,473)
Loss on early extinguishment of debt	-	(5,251)	-	-	(5,251)
Minority interest	-	-	-	(5,493)	(5,493)
Equity in income (loss) of subsidiaries	20,949	6,492	(18,451)	(8,990)	-

Income (loss) from continuing operations before
income taxes	30,219	40,749	(17,765)	(12,768)	40,435
Income taxes	12,181	13,130	(5,860)	-	19,451
Income (loss) from continuing operations	18,038	27,619	(11,905)	(12,768)	20,984
Loss from discontinued operations, net of taxes	-	-	(2,946)	-	(2,946)
Net income (loss)	$18,038	$27,619	$(14,851)	$(12,768)	$18,038

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Fiscal Year Ended April 24, 2005
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$19,556	$113,237	$46,082	$(8,989)	$169,886
Net cash provided by (used in)
investing activities	(34,102)	(123,823)	(69,330)	13,569	(213,686)
Net cash provided by (used in)
financing activities	34,811	1,138	24,047	(4,580)	55,416
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	545	-	545
Net increase (decrease) in cash and
cash equivalents	20,265	(9,448)	1,344	-	12,161
Cash and cash equivalents at
beginning of the year	33,323	67,108	34,151	-	134,582
Cash and cash equivalents at
end of the year	$53,588	$57,660	$35,495	$-	$146,743

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 25, 2004
Balance Sheet
Current assets	$43,106	$93,620	$40,749	$(2,154)	$175,321
Intercompany receivables	890,557	(228,132)	73,495	(735,920)	-
Investments in subsidiaries	215,764	262,777	8,855	(487,396)	-
Property and equipment, net	4,521	721,982	180,957	-	907,460
Other assets	21,890	376,933	50,236	-	449,059
Total assets	$1,175,838	$1,227,180	$354,292	$(1,225,470)	$1,531,840

Current liabilities	$23,531	$89,100	$29,038	$(2,154)	$139,515
Intercompany payables	14,900	620,157	100,863	(735,920)	-
Long-term debt,
less current maturities	905,000	9,391	166,433	-	1,080,824
Deferred state income taxes	-	7,997	194	-	8,191
Other accrued liabilities	(8,621)	63,297	(12,955)	-	41,721
Minority interest	-	-	-	20,183	20,183
Stockholders' equity	241,028	437,238	70,719	(507,579)	241,406
Total liabilities and stockholders' equity	$1,175,838	$1,227,180	$354,292	$(1,225,470)	$1,531,840

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Fiscal Year Ended April 25, 2004
Statement of Income
Revenues:
Casino	$-	$943,564	$172,787	$-	$1,116,351
Rooms, food, beverage and other	1,228	180,889	26,542	-	208,659
Gross revenues	1,228	1,124,453	199,329	-	1,325,010
Less promotional allowances	-	180,060	39,508	-	219,568
Net revenues	1,228	944,393	159,821	-	1,105,442

Operating expenses:
Casino	-	157,070	24,434	-	181,504
Gaming taxes	-	211,622	33,370	-	244,992
Rooms, food, beverage and other	26,005	346,355	59,086	-	431,446
Management fee expense (revenue)	(31,960)	32,464	(504)	-	-
Depreciation and amortization	1,591	78,807	9,374	-	89,772
Total operating expenses	(4,364)	826,318	125,760	-	947,714

Operating income	5,592	118,075	34,061	-	157,728
Interest expense, net	30,143	(101,050)	(11,677)	-	(82,584)
Loss on early extinguishment of debt	-	(26,115)	-	-	(26,115)
Minority interest	-	-	-	(10,072)	(10,072)
Dividend income	64,493	-	-	(64,493)	-
Equity in income (loss) of subsidiaries	(61,781)	(19,574)	(451)	81,806	-

Income (loss) from continuing operations before
income taxes	38,447	(28,664)	21,933	7,241	38,957
Income taxes	10,698	2,038	(110)	-	12,626
Income (loss) from continuing operations	27,749	(30,702)	22,043	7,241	26,331
Income from discontinued operations, net of taxes	-	-	1,418	-	1,418
Net income (loss)	$27,749	$(30,702)	$23,461	$7,241	$27,749

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Fiscal Year Ended April 25, 2004
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(3,728)	$131,019	$32,716	$13,223	$173,230
Net cash provided by (used in)
investing activities	(29,856)	(116,720)	(10,533)	(2,009)	(159,118)
Net cash provided by (used in)
financing activities	59,594	(1,407)	(15,991)	(16,352)	25,844
Net increase in cash and
cash equivalents	26,010	12,892	6,192	(5,138)	39,956
Cash and cash equivalents at
beginning of the year	7,313	53,268	29,495	4,550	94,626
Cash and cash equivalents at
end of the year	$33,323	$66,160	$35,687	$(588)	$134,582

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Fiscal Year Ended April 27, 2003

Statement of Income
Revenues:
Casino	$-	$942,695	$108,623	$-	$1,051,318
Rooms, food, beverage and other	839	192,331	20,771	-	213,941
Gross revenues	839	1,135,026	129,394	-	1,265,259
Less promotional allowances	-	177,361	23,120	-	200,481
Net revenues	839	957,665	106,274	-	1,064,778

Operating expenses:
Casino	-	168,601	13,047	-	181,648
Gaming taxes	-	208,697	20,911	-	229,608
Rooms, food, beverage and other	19,501	355,452	36,312	-	411,265
Valuation charge	1,923	-	-	-	1,923
Management fee expense (revenue)	(34,570)	31,164	3,406	-	-
Depreciation and amortization	1,174	69,285	6,167	-	76,626
Total operating expenses	(11,972)	833,199	79,843	-	901,070

Operating income	12,811	124,466	26,431	-	163,708
Interest expense, net	34,392	(109,358)	(7,037)	-	(82,003)
Minority interest	-	-	-	(9,451)	(9,451)
Dividend income	6,441	-	-	(6,441)	-
Equity in income (loss) of subsidiaries	12,489	9,586	(160)	(21,915)	-

Income from continuing operations before
income taxes	66,133	24,694	19,234	(37,807)	72,254
Income taxes	20,540	5,971	139	-	26,650
Income (loss) from continuing operations	45,593	18,723	19,095	(37,807)	45,604
Loss from discontinued operations, net of taxes	-	-	(11)		(11)
Net income (loss)	$45,593	$18,723	$19,084	$(37,807)	$45,593

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Fiscal Year Ended April 27, 2003
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$147,708	$44,508	$28,437	$(82,466)	$138,187
Net cash provided by (used in)
investing activities	(66,434)	(49,889)	(87,078)	76,803	(126,598)
Net cash provided by (used in)
financing activities	(78,263)	336	77,084	7,283	6,440
Net increase (decrease) in cash and
cash equivalents	3,011	(5,045)	18,443	1,620	18,029
Cash and cash equivalents at
beginning of the year	2,690	58,312	15,738	(143)	76,597
Cash and cash equivalents at
end of the year	$5,701	$53,267	$34,181	$1,477	$94,626

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Selected Quarterly Financial Information (unaudited)
	Fiscal Quarters Ended
	July 25,	October 24,	January 23,	April 24,
	2004	2004	2005	2005
	(In thousands, except per share data)

Net revenues	$278,721	$267,771	$265,426	$299,690
Operating income	36,461	22,681	27,964	37,546
Income from continuing operations	10,247	185	3,494	7,058
Net income	10,609	448	3,530	3,451
Earnings per common share-basic:
Income from continuing operations	0.35	0.01	0.12	0.24
Net income	0.36	0.02	0.12	0.12
Earnings per common share-diluted:
Income from continuing operations	0.34	0.01	0.11	0.22
Net income	0.35	0.01	0.11	0.11

	Fiscal Quarters Ended
	July 27,	October 26,	January 25,	April 25,
	2003	2003	2004	2004
	(In thousands, except per share data)

Net revenues	$283,714	$267,385	$263,484	$290,859
Operating income	45,340	35,527	35,502	41,359
Income from continuing operations	13,168	10,217	7,602	(4,656)
Net income	13,552	10,710	7,833	(4,346)
Earnings per common share-basic:
Income from continuing operations	0.45	0.35	0.26	(0.16)
Net income	0.46	0.37	0.27	(0.15)
Earnings per common share-diluted:
Income from continuing operations	0.44	0.33	0.24	(0.16)
Net income	0.45	0.35	0.25	(0.15)

Quarterly data for fiscal year 2005 may not necessarily sum to the full year data reported in the Company’s consolidated financial statements.

The first quarter of fiscal year 2005 includes $0.06 million related to preopening expenses incurred in preparation for the opening of the Blue Chip-Walsall on September 23, 2004. The first quarter of fiscal year 2005 excludes $0.4 million related to the Colorado Grande-Cripple Creek as discontinued operations.

The second quarter of fiscal year 2005 includes $0.2 million related to preopening expenses incurred in preparation for the opening of the Blue Chip-Walsall on September 23, 2004. The second quarter of fiscal year 2005 excludes $0.3 million related to the Colorado Grande-Cripple Creek as discontinued operations.

The third quarter of fiscal year 2005 includes a valuation charge of $1.6 million related to previously capitalized fixed assts for certain projects as a result of current uncertainties related to gaming legislation in the UK. The third quarter of fiscal year 2005 excludes $0.04 million related to the Colorado Grande-Cripple Creek as discontinued operations.

ISLE OF CAPRI CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Selected Quarterly Financial Information (unaudited) (continued)

The fourth quarter of fiscal year 2005 includes $2.3 million gain on sale of option related to an option to purchase real estate in St. Louis, Missouri; a reserve of $2.5 million for the license in Rosemont, Illinois; and a $5.3 million loss on early extinguishment of debt related to the refinancing of the Company’s senior secured credit facility on February 4, 2005. The fourth quarter of fiscal year 2005 excludes ($3.6) million related to Colorado Grande-Cripple Creek as discontinued operations.

The first quarter of fiscal year 2004 includes $0.3 million related to preopening expenses incurred in preparation for the opening of the Isle-Our Lucaya on December 15, 2003. The first quarter of fiscal year 2004 excludes $0.4 million related to the Colorado Grande-Cripple Creek as discontinued operations.

The second quarter of fiscal year 2004 includes $0.3 million related to preopening expenses incurred in preparation for the opening of the Isle-Our Lucaya on December 15, 2003. The second quarter of fiscal year 2004 excludes $0.5 million related to the Colorado Grande-Cripple Creek as discontinued operations.

The third quarter of fiscal year 2004 includes $1.5 million related to preopening expenses incurred in preparation for the opening of the Isle-Our Lucaya on December 15, 2003. The third quarter of fiscal year 2004 excludes $0.2 million related to the Colorado Grande-Cripple Creek as discontinued operations.

The fourth quarter of fiscal year 2004 includes $0.2 million related to preopening expenses incurred in preparation for the opening of the Blue Chip-Wolverhampton on April 22, 2004. Also included in the fourth quarter of fiscal year 2004 is $26.1 million in loss on early extinguishment of debt in connection with the refinancing of the Company’s $390.0 million 8.75% Senior Subordinated Notes on March 3, 2004. These other charges include early payment premiums, as well as the write-off of debt acquisition costs. The fourth quarter of fiscal year 2004 excludes $0.3 million related to the Colorado Grande-Cripple Creek as discontinued operations.

23. Subsequent Events

On April 25, 2005, the Company consummated the sale of the Colorado Grande-Cripple Creek for $6.5 million payable in $0.6 million cash and a $5.9 million promissory note secured by the stock of Colorado Grande and Nevada Gold’s future membership distributions from the Isle-Black Hawk until the note has been fully repaid.

On May 6, 2005, the Company signed a casino management and related developmental and options agreements with resort developer Eighth Wonder to manage the casino included in Eighth Wonder’s proposal for a new integrated resort complex in Singapore should Eighth Wonder be selected to develop such complex. In the first quarter fiscal 2006, the Company paid Eighth Wonder $4.0 million pursuant to the terms of this agreement.

On May 11, 2005, the Company has been selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. The Company plans to spend approximately $119.0 million on constructing a 35,000 square foot single level casino with 1,300 gaming positions, three of its signature restaurants, a 200-room hotel and 1,000 parking spaces. The Company expects the construction project to take approximately 20 months following the receipt of necessary permits and licenses, which the company expects to receive.

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

As of April 24, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of April 24, 2005.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter and fiscal year ended April 24, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 24, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 24, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of April 24, 2005.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Isle of Capri Casinos, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Isle of Capri Casinos, Inc. maintained effective internal control over financial reporting as of April 24, 2005, based on criteria established in Internal Control -

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isle of Capri Casinos, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Isle of Capri Casinos, Inc. maintained effective internal control over financial reporting as of April 24, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 24, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 24, 2005, and April 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended April 24, 2005, April 25, 2004, and April 27, 2003 of Isle of Capri Casinos, Inc. and our report dated June 28, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

New Orleans, Louisiana
June 28, 2005

ITEM 9B. OTHER INFORMATION

None.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents Filed as Part of this Report.

1. Financial Statements.

The following financial statements and report of independent registered public accounting firm are included on pages 73 to 120 of this Form 10-K:

Isle of Capri Casinos, Inc.

Report of Independent Registered Public Accounting Firm
                Consolidated Balance Sheets - April 24, 2005 and April 25, 2004
    Consolidated Statements of Income - Fiscal Years ended April 24, 2005,
    April 25, 2004, and April 27, 2003
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended
April 24, 2005, April 25, 2004 and April 27, 2003
                                                                Consolidated Statements of Cash Flows - Fiscal Years ended April 24, 2005,
                                                April 25, 2004 and April 27, 2003
Notes to Consolidated Financial Statements

2. Financial Statements Schedule.

The following financial statement schedule is filed on page 126 of this Form 10-K and should be read in conjunction with the financial statements included under Item 8.

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
ISLE OF CAPRI CASINOS, INC.

Dated: July 6, 2005                                                      By: /s/ Bernard Goldstein
         Bernard Goldstein, Chairman of the Board,
         Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 6, 2005                                                                        /s/ Bernard Goldstein
                Bernard Goldstein, Chairman of the Board,
                Chief Executive Officer and Director
                (Principal Executive Officer)

Dated: July 6, 2005	/s/ Rexford A. Yeisley
Rexford A. Yeisley, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: July 6, 2005                                                      /s/ Robert S. Goldstein
Robert S. Goldstein, Director

Dated: July 6, 2005                                                      /s/ Alan J. Glazer
Alan J. Glazer, Director

Dated: July 6, 2005	/s/ Emanuel Crystal
Emanuel Crystal, Director

Dated: July 6, 2005	/s/ W. Randolph Baker
W. Randolph Baker, Director

Dated: July 6, 2005	/s/ Jeffrey D. Goldstein
Jeffrey D. Goldstein, Director

Dated: July 6, 2005	/s/ John Brackenbury
John Brackenbury, Director

Schedule II
Isle of Capri Casinos, Inc.
Consolidated Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period

Year Ended April 24, 2005

Allowance for doubtful accounts	$2,510	$1,233	$558	$1,356	$2,945

Reserve against investments in and advances
to non-consolidated affiliates (2)	$1,923	$-	$-	$1,923	$-

Reserve for impairment of long-lived assets (1)	$375	$4,136	$46	$2,515	$2,042

Year Ended April 25, 2004

Allowance for doubtful accounts	$2,603	$2,019	$-	$2,112	$2,510

Reserve against investments in and advances
to non-consolidated affiliates (2)	$1,923	$-	$-	$-	$1,923

Reserve for impairment of long-lived assets (3)	$17,511	$-	$-	$17,136	$375

Year Ended April 27, 2003

Allowance for doubtful accounts	$3,192	$-	$-	$589	$2,603

Reserve against investments in and advances
to non-consolidated affiliates (2)	$-	$1,923	$-	$-	$1,923

Reserve for impairment of long-lived assets (3)	$78,873	$-	$-	$61,362	$17,511

(1)
Total valuation charge of $4,136 for the fiscal year ended April 24, 2005 consists of (1) an impairment charge related to previously capitalized fixed assets for certain projects that were determined to be impaired as a result of adverse gaming legislation in the UK and (2) full write-off of the license costs at Rosemont (See footnote 15) .

(2)
Valuation charge for the fiscal year ended April 25, 2004 represents an amount that is fully reserved as a loss contingency against the investment to date in Ardent Gaming, L.L.C., an unrelated third-party. The system being developed under the joint venture is substantially past due and management believes it is probable that it will not recover its investment. This reserve was written off in fiscal year 2005.

(3)
Valuation charge for the fiscal year ended April 27, 2003 consists of impairment charges of $59.2 million for the difference between net book value of the Lady Luck-Las Vegas and the Isle-Tunica and fair value less any costs to sell, and $2.2 million for a barge and hulls that had been in storage for future development and offered for sale. These assets were sold in fiscal 2004, and the valuation charge was reversed against the asset accounts.

INDEX TO EXHIBITS

EXHIBIT NUMBER   DESCRIPTION

3.1A	Certificate of Incorporation of Casino America, Inc. (1)
3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (2)
3.2A	By-laws of Casino America, Inc. (1)
3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (3)
4.3	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (4)
4.4
Registration Rights Agreement, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc. and CIBC World Markets Corp. on behalf of themselves and as representatives of the other initial purchasers (4)

4.5	Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (5)
4.8	Rights Agreement, dated as of February 7, 1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (6)
10.1*	Casino America, Inc. description of Employee Bonus Plan (7)
10.2*	Director’s Option Plan (8)
10.3	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (9)
10.4	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (10)
10.5	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (11)
10.6*	Amended Casino America, Inc. 1992 Stock Option Plan (12)
10.7*	Amended Casino America, Inc. 1993 Stock Option Plan (13)
10.8	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (5)
10.9	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.10	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.11	Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (5)
10.12	Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (5)
10.13
Operator’s Contract, dated as of December 28, 1989, between Riverboat Development Authority and the Connelley Group, LP, as amended on February 9, 1990, March 1, 1990, January 1, 1991, September 30, 1994 and March 1, 1998 (5)

10.14*	Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (15)

INDEX TO EXHIBITS (continued)
10.15*	Isle of Capri Casinos, Inc. Deferred Bonus Plan (15)
10.16*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (5)
10.17*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Rexford A. Yeisley (5)
10.18*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (5)
10.19*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (5)
10.20*	Employment Agreement dated as of July 1, 2003 between Isle of Capri Casinos, Inc. and Thomas J. Carr (16)
10.21
Third Amended and Restated Credit Agreement, dated as of February 4, 2005, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Deutsche Bank Trust Company Americas and Wells Fargo Bank, N.A., as co-syndication agents, Calyon New York Branch and the CIT/Group/Equipment Financing, Inc., as co-documentation agents and CIBC World Markets Corp., as lead arranger (17)

10.22*	Isle of Capri Casinos, Inc.’s 2005 Deferred Compensation Plan (18)
10.23*	Isle of Capri Casinos, Inc.’s 1995 Deferred Compensation Plan (18)
10.24*	Isle of Capri Casinos, Inc.’s 2005 Non-employee Director Deferred Compensation Plan (18)
10.25*	Employment Agreement dated as of January 1, 2005 between Isle of Capri Casinos, Inc. and Robert F. Griffin (18)
10.26*	Isle of Capri Casinos, Inc. Master Retirement Plan
10.27
First Amended and Restated Credit Agreement, dated as of April 22, 2003, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the agents named therein and certain other lenders party from time to time thereto

10.28
First Amendment to First Amended and Restated Credit Agreement, dated as of February 6, 2004, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto

10.29
Second Amendment to First Amended and Restated Credit Agreement, dated as of July 26, 2004, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto

10.30
Third Amendment to First Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (19)

12.1	Computation of ratio of earnings to fixed charges.
21.1	Subsidiaries of Isle of Capri Casinos, Inc.
23.1	Consent of Ernst & Young LLP

INDEX TO EXHIBITS (continued)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.
(1)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.
(2)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.
(3)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.
(4)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.
(5)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.
(6)	Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.
(7)	Filed as an exhibit to Casino America, Inc.’s Annual Report on form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.
(8)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.
(9)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.
(10)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.
(11)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.
(12)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.
(13)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

INDEX TO EXHIBITS (continued)
(14)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(15)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(16)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2005 (File No. 0-20538) and incorporated herein by reference.
(17)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 10, 2005 (File No. 0-20538) and incorporated herein by reference.
(18)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2005 (File No. 0-20538) and incorporated herein by reference.
(19)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-20538) and incorporated herein by reference.
* Management contract or compensatory plan or arrangement.