Form 10-Q
period 2005-07-24
ISLE OF CAPRI CASINOS INC
filed 2005-09-02
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 24, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 17, 2005 the Company had a total of 30,013,462 shares of Common Stock outstanding (which excludes 3,541,427 shares held by us in treasury).

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

Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further discussed in the Section “Risk Factors” in our annual report on Form 10-K for the fiscal year ended April 24, 2005, as such factors may be updated in subsequent SEC filings. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	the effect of significant competition from other gaming operations in the markets in which we operate;

•	the effects of changes in gaming authority regulations;

•	the effects of increases in gaming taxes;

•	the effects of changes in non-gaming regulation;

•	loss of key personnel;

•	the impact of inclement weather on our patronage;

•	the success and timing of reconstruction in Biloxi, Mississippi following the effects of Hurricane Katrina;

•	the effects of construction and related disruptions associated with expansion projects at existing facilities;

•	the effects of increases in energy and fuel prices;

•	general and regional economic conditions;

•	the effects of limitations imposed by our substantial indebtedness; and

•	political conditions and regulatory uncertainties in the foreign countries in which we operate or are pursuing development opportunities.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	July 24, 2005	April 24, 2005
ASSETS
Current assets:
Cash and cash equivalents	$116,326	$146,743
Marketable securities	16,134	16,016
Accounts receivable, net	14,945	15,460
Deferred income taxes	8,680	8,607
Deferred state income taxes	988	988
Prepaid expenses and other assets	23,716	16,634

Total current assets	180,789	204,448
Property and equipment, net	1,063,526	1,026,906
Other assets:
Goodwill	336,678	340,409
Other intangible assets	92,203	72,364
Deferred financing costs, net	18,653	19,461
Restricted cash	2,208	2,193
Prepaid deposits and other	27,340	15,665

Total assets	$1,721,397	$1,681,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,166	$7,501
Accounts payable	38,325	42,456
Accrued liabilities:
Interest	24,066	10,312
Payroll and related	46,594	47,806
Property and other taxes	23,649	21,061
Income taxes	5,530	1,160
Progressive jackpots and slot club awards	15,161	15,045
Other	38,849	34,321

Total current liabilities	199,340	179,662
Long-term debt, less current maturities	1,157,005	1,148,617
Deferred income taxes	40,050	42,102
Deferred state income taxes	9,329	9,329
Other accrued liabilities	29,384	17,115
Minority interest	24,605	23,225
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000 shares authorized; shares issued and outstanding: 33,540 at July 24, 2005 and 33,528 at April 24, 2005	335	335
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	—	—
Additional paid-in capital	148,075	148,177
Unearned compensation	(1,984)	(1,488)
Retained earnings	150,117	146,133
Accumulated other comprehensive income	(1,113)	2,858

	295,430	296,015
Treasury stock, 3,541 shares at July 24, 2005 and 3,607 shares at April 24, 2005	(33,746)	(34,619)

Total stockholders’ equity	261,684	261,396

Total liabilities and stockholders’ equity	$1,721,397	$1,681,446

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	July 24, 2005	July 25, 2004
Revenues:
Casino	$283,851	$282,080
Rooms	14,300	12,903
Pari-mutuel commissions and fees	5,172	4,439
Food, beverage and other	38,570	36,192

Gross revenues	341,893	335,614
Less promotional allowances	60,359	56,893

Net revenues	281,534	278,721
Operating expenses:
Casino	46,980	45,180
Gaming taxes	62,771	62,760
Rooms	3,017	2,828
Pari-mutuel	3,916	3,470
Food, beverage and other	9,140	9,093
Marine and facilities	16,840	17,076
Marketing and administrative	85,371	78,331
Depreciation and amortization	25,269	23,522

Total operating expenses	253,304	242,260

Operating income	28,230	36,461
Interest expense	(20,210)	(17,771)
Interest income	1,074	376
Minority interest	(2,056)	(2,133)

Income from continuing operations before income taxes	7,038	16,933
Income taxes	2,996	6,686

Income from continuing operations	4,042	10,247
Income (loss) from discontinued operations, net of income taxes	(58)	362

Net income	$3,984	$10,609

Earnings (loss) per common share-basic:
Income from continuing operations	$0.13	$0.35
Income (loss) from discontinued operations, net of income taxes	(0.00)	0.01

Net income	$0.13	$0.36

Earnings (loss) per common share-diluted:
Income from continuing operations	$0.13	$0.34
Income (loss) from discontinued operations, net of income taxes	(0.00)	0.01

Net income	$0.13	$0.35

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, April 24, 2005	33,528	$335	$148,177	$(1,488)	$146,133	$2,858	$(34,619)	$261,396
Net income	—	—	—	—	3,984	—	—	3,984
Unrealized gain on interest rate swap contracts net of income taxes of $49	—	—	—	—	—	74	—	74
Foreign currency translation adjustments	—	—	—	—	—	(4,045)	—	(4,045)

Comprehensive income	—	—	—	—	—	—	—	13
Exercise of stock options, including income tax benefit of $90	12	—	(676)	—	—	—	873	197
Grant of nonvested stock	—	—	574	(574)	—	—	—	—
Amortization of unearned compensation	—	—	—	78	—	—	—	78

Balance, July 24, 2005	33,540	$335	$148,075	$(1,984)	$150,117	$(1,113)	$(33,746)	$261,684

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	July 24, 2005	July 25, 2004
Operating activities:
Net income	$3,984	$10,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,269	23,623
Amortization of deferred financing costs	829	1,008
Amortization of unearned compensation	77	146
Deferred income taxes	(2,211)	—
Minority interest	2,056	2,133
Changes in operating assets and liabilities:
Accounts receivable	(66)	(1,310)
Income tax payable	4,461	7,549
Prepaid expenses and other assets	(7,714)	(7,950)
Accounts payable and accrued liabilities	10,653	14,643

Net cash provided by operating activities	37,338	50,451

Investing activities:
Purchase of property and equipment	(62,924)	(28,429)
Acquisition of license	(5,150)	—
Purchase of short-term investments, net of sales	(186)	—
Payments on notes receivable	723	—
Restricted cash	(173)	117
Prepaid deposits and other	(7,182)	831

Net cash used in investing activities	(74,892)	(27,481)

Financing activities:
Proceeds from debt	—	2,502
Net increase in line of credit	10,000	—
Principal payments on debt and cash paid to retire debt	(1,479)	(1,520)
Payment of deferred financing costs	(33)	(273)
Purchase of treasury stock	—	(6,360)
Proceeds from exercise of stock options	107	280
Cash distributions to minority partner	(768)	(1,185)

Net cash provided by (used in) financing activities	7,827	(6,556)

Effect of foreign currency exchange rates on cash	(690)	28

Net increase (decrease) in cash and cash equivalents	(30,417)	16,442
Cash and cash equivalents at beginning of period	146,743	134,582

Cash and cash equivalents at end of period	$116,326	$151,024

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

(In thousands)

	Three Months Ended
	July 24, 2005	July 25, 2004
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest	$7,063	$4,597
Income taxes	737	(1,072)
Supplemental schedule of noncash investing and financing activities:
Other:
Construction costs funded through accrued liabilities	1,116	1,124
Acquisition of license	14,950	—

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations

Isle of Capri Casinos, Inc. (the “Company” or “Isle of Capri”) was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. The Company wholly owns and operates twelve casinos in eleven locations in the United States located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg and Natchez, Mississippi; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. The Company also owns a 57% interest in, and receives a management fee for operating, two gaming facilities in Black Hawk, Colorado. All but two of these gaming facilities operate under the name “Isle of Capri” and feature the Company’s distinctive tropical island theme. The Company receives a significant amount of its revenue from customers within 50 miles of the properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company’s results of operations could be materially affected. In addition, the Company’s operations are dependent on the continued licensing or qualification of the Company and such licensing and qualifications are reviewed periodically by the gaming authorities in the state of operation. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in Blue Chip Casinos, PLC (“Blue Chip”) which owns casinos in Dudley, Wolverhampton and Walsall, England. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

On May 6, 2005, the Company signed a casino management and related development and option agreements with resort developer Eighth Wonder to manage the casino included in Eighth Wonder’s proposal for a new integrated resort complex in Singapore should Eighth Wonder be selected to develop such complex. During the fiscal quarter ended July 24, 2005, the Company paid and expensed a $4.0 million payment to Eighth Wonder pursuant to the terms of these agreements.

On May 11, 2005, the Company was selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. The Company plans to spend approximately $119.0 million in constructing a 35,000 square foot single level casino with 1,300 gaming positions, three of its signature restaurants, a 200-room hotel and 1,000 parking spaces. The Company expects the construction project to take approximately 20 months following the receipt of necessary permits and licenses.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended July 24, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 24, 2005.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Operations (continued)

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and week-end days (26) in each quarter. Periodically, this system necessitates a 53-week year. Fiscal 2006 commenced on April 25, 2005 and ends on April 30, 2006.

2. Summary of Significant Accounting Policies

New Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company is required to adopt SFAS 123(R) for reporting periods beginning on May 1, 2006, but is continuing to evaluate its option to early adopt.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The ongoing impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Accordingly, the adoption of SFAS 123(R)’s fair value method is expected to have a significant impact on its result of operations, although it will have no impact on the Company’s overall financial position.

3. Stock-Based Compensation

The Company applies the recognition and measurement principles of APB 25 and related Interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense is reflected in net income related to stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), to stock-based employee compensation.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stock-Based Compensation (continued)

	Three Months Ended
	July 24, 2005	July 25, 2004
	(In thousands, except per share data)
Income from continuing operations	$4,042	$10,609
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,022)	(971)

Pro forma Net Income before discontinued operations	$3,020	$9,638

Net Income (loss) from discontinued operations	$(58)	$—

Pro forma Net Income after discontinued operations	$2,962	$9,638

	.
Earnings per share: Basic
As Reported
Income from continuing operations	$0.13	$0.36
Income (loss) from discontinued operations	$(0.00)	$—

Net Income	$0.13	$0.36

Earnings per share: Basic
Pro Forma
Income from continuing operations	$0.10	$0.32
Income (loss) from discontinued operations	$(0.00)	$—

Net Income	$0.10	$0.32

Earnings per share: Diluted
As Reported
Income from continuing operations	$0.13	$0.35
Income (loss) from discontinued operations	$(0.00)	$—

Net Income	$0.13	$0.35

Earnings per share: Diluted
Pro Forma
Income from continuing operations	$0.10	$0.31
Income (loss) from discontinued operations	$(0.00)	$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Quarter	Risk-Free Interest Rate	Original Expected Life	Expected Volatility	Expected Dividends
July 24, 2005	4.00%	6.26 years	55.8%	None
July 25, 2004	3.02%	6.05 years	57.8%	None

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at April 24, 2005	$340,409
Sale of Colorado Grande Enterprises, Inc	(2,897)
Foreign currency translation	(834)

Balance at July 24, 2005	$336,678

Other intangible assets consist of the following:

	July 24, 2005	April 24, 2005
Gaming licenses	$74,518	$53,379
Trademarks and player database	17,685	18,985

Other intangible assets, net	$92,203	$72,364

During the quarter ended July 24, 2005, the Company recorded $20.1 million of gaming license fees related to the Waterloo, Iowa project.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of July 24, 2005 and April 24, 2005.

	July 24, 2005	April 24, 2005
	(In thousands)
Long-term debt consists of the following:

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	248,750	249,375
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri Casinos, Inc. (described below):
Variable rate term loan Tranche C	162,938	163,350
Revolver	36,000	26,000
Special Assessment BID Bonds, non-recourse to Isle of Capri Casinos, Inc. (described below)	590	590
Blue Chip Credit Facility (6.50% at July 24, 2005) due January 2009; non-recourse to Isle of Capri Casinos, Inc. (described below)	6,312	6,942
Variable rate TIF Bonds due to City of Bettendorf (described below)	4,036	3,875
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,675	1,830
12.5% note payable, due in monthly installments of $125, including interest, beginning October 1997 through October 2005	248	494
Other	3,622	3,662

	1,164,171	1,156,118

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt (continued)

7% Senior Subordinated Notes

On March 3, 2004, the Company issued $500.0 million of 7% senior subordinated notes due 2014. The 7% senior subordinated notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and the Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 10. The 7% senior subordinated notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $200.0 million in aggregate principal amount of the existing 9% senior subordinated notes. Interest on the 7% senior subordinated notes is payable semi-annually on each March 1 and September 1 through maturity. The 7% senior subordinated notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt (continued)

9% Senior Subordinated Notes

On March 27, 2002, the Company issued $200.0 million of 9% senior subordinated notes due 2012. The 9% senior subordinated notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 10. The 9% senior subordinated notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% senior subordinated notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

The weighted average effective interest rate of total debt outstanding under the senior secured credit facility at July 24, 2005 was 5.19%.

At July 24, 2005, the Company had $248.8 million outstanding under the senior secured credit facility and no amounts outstanding under the term loan facility or the delayed draw term loan.

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

The Isle-Black Hawk senior secured credit facility as amended provides for certain covenants including those of a financial nature. The Isle-Black Hawk was in compliance with all of the covenants as of July 24, 2005. The Isle-Black Hawk senior secured credit facility is secured by liens on the Isle-Black Hawk’s assets.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at July 24, 2005 was 6.88%.

Interest Rate Swap Agreements

The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million, or 42.2% of its variable rate term debt, outstanding under the Isle-Black Hawk’s senior secured credit facility as of July 24, 2005. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreements terminate as follows: $40.0 million in fiscal 2006 and $40.0 million in fiscal 2008. The Company evaluates the effectiveness of these hedged transactions on a quarterly basis. No portion of the hedging instruments was ineffective during the quarter ended July 24, 2005. Accordingly, no gains or losses have been recognized on these cash flow hedges.

At July 24, 2005, the Isle-Black Hawk does not expect to reclassify any net gains or losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Long-Term Debt (continued)

Blue Chip Credit Facility

In 2004, Blue Chip entered into an agreement with the Bank of Scotland to borrow up to £3.5 million ($6.8 million) to fund its casino development program. As of July 24, 2005, only £3.1 million ($6.0 million) has been borrowed. The term loan is to be repaid in quarterly payments commencing in July 2005, and is to be repaid in April 2009 should Blue Chip borrow the additional £0.4 million ($0.8 million). If the additional funds are not borrowed, the loan will be repaid in January 2009. The interest rate is either, at Blue Chip’s option, the Bank of Scotland’s base rate or LIBOR plus a margin of 1.75 percent.

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

Lines of Credit

As of July 24, 2005, the Company had $390.3 million of availability under its lines of credit.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Comprehensive Income

Comprehensive income consists of the following:

	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income
	(In thousands)
Balance, April 24, 2005	$105	$2,753	$2,858
Net change	74	(4,045)	(3,971)

Balance, July 24, 2005	$179	$(1,292)	$(1,113)

As a result of the operations of the Company’s international subsidiaries with functional currencies other than the U.S. dollar, a resulting currency translation adjustment is necessary. The assets and liabilities of the Company’s international subsidiaries are translated using the exchange rate in effect at the balance sheet date, with the resulting translation adjustment recognized as accumulated other comprehensive income.

For the interest rate swap agreements, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap agreement contracts, expressed in present value terms, totaled $27,000, net of income taxes, and is recorded as a current asset. There was no effect on income related to hedge ineffectiveness.

7. Contingencies

In August 1997, a lawsuit was filed that seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership paid a fixed amount plus a percentage of revenues to various local governmental entities, including the City of Bossier City and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that, although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 4, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not an issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs appealed the trial court’s ruling to the Second Circuit Court of Appeal, and the appellate court reversed and remanded the matter. The Company, along with the other defendants, filed writ applications to appeal the matter to the Louisiana Supreme Court. The court has granted two applications for appeal–one filed on behalf of Bossier City and Bossier Parish, and another filed on behalf of the Bossier Sheriff’s Office and the Greater Bossier Economic Development Foundation. A hearing has not been scheduled. The Company will continue to vigorously defend this matter as may be required.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Contingencies (Continued)

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $5.4 million as of July 24, 2005, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. The Company has taken action to have the decisions granted in its favor set for a hearing before the Administrative Supreme Court and the Greek Supreme Court. The administrative matter was heard during June 2005 and no decision has been rendered. The civil matter is set for hearing during May 2006. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 24, 2005	July 25, 2004
	(In thousands, except per share data)
Numerator:
Net income	$3,984	$10,609

Numerator for basic earnings per share - income available to common stockholders	$3,984	$10,609
Effect of diluted securities	—	—

Numerator for diluted earnings per share-income available to common stockholders after assumed conversions	$3,984	$10,609

Denominator:
Denominator for basic earnings per share - weighted - average shares	29,945	29,686
Effect of dilutive securities
Employee stock options and nonvested restricted stock	1,416	1,063

Denominator for diluted earnings per share - adjusted weighted - average shares and assumed conversions	31,361	30,749

Basic earnings per share	$0.13	$0.36

Diluted earnings per share	$0.13	$0.35

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

9. Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended July 24, 2005 was 42.6% compared to 39.5% for the three months ended July 25, 2004, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. The increase in effective rate over the comparable prior fiscal period is attributable to the effect of permanent items on full-year projected pre-tax income.

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million 7% Senior Subordinated Notes due 2014. The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of July 24, 2005 and April 24, 2005, statements of income for the three months ended July 24, 2005 and July 25, 2004 and cash flows for the three months ended July 24, 2005, and July 25, 2004.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,

AND PARENT COMPANY FINANCIAL INFORMATION

AS OF JULY 24, 2005 AND APRIL 24, 2005 AND FOR

THE THREE MONTHS ENDED JULY 24, 2005 AND JULY 25, 2004

(In thousands)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of July 24, 2005
Balance Sheet
Current assets	$34,645	$102,174	$69,339	$(25,369)	$180,789
Intercompany receivables	946,360	(271,228)	33,803	(708,935)	—
Investments in subsidiaries	235,240	269,290	(3,798)	(500,732)	—
Property and equipment, net	5,558	796,925	261,043	—	1,063,526
Other assets	21,260	404,311	56,011	(4,500)	477,082

Total assets	$1,243,063	$1,301,472	$416,398	$(1,239,536)	$1,721,397

Current liabilities	$44,230	$108,513	$74,469	$(27,872)	$199,340
Intercompany payables	—	623,878	84,414	(708,292)	—
Long-term debt, less current maturities	946,250	7,982	202,773	—	1,157,005
Other accrued liabilities	(10,061)	89,048	(224)	—	78,763
Minority interest	—	—	—	24,605	24,605
Stockholders’ equity	262,644	472,051	54,966	(527,977)	261,684

Total liabilities and stockholders’ equity	$1,243,063	$1,301,472	$416,398	$(1,239,536)	$1,721,397

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three Months Ended July 24, 2005
Statement of Income
Revenues:
Casino	$—	$233,351	$50,500	$—	$283,851
Rooms, food, beverage and other	85	49,245	11,736	(3,024)	58,042

Gross revenues	85	282,596	62,236	(3,024)	341,893
Less promotional allowances	—	49,893	10,466	—	60,359

Net revenues	85	232,703	51,770	(3,024)	281,534

Operating expenses:
Casino	110	38,738	8,132	—	46,980
Gaming taxes	—	53,321	9,450	—	62,771
Rooms, food, beverage and other	9,900	88,677	22,854	(3,147)	118,284
Management fee expense (revenue)	(8,000)	8,041	(41)	—	—
Depreciation and amortization	336	21,213	3,720	—	25,269

Total operating expenses	2,346	209,990	44,115	(3,147)	253,304

Operating income (loss)	(2,261)	22,713	7,655	123	28,230
Dividend income	—	—	—	—	—
Interest expense	(17,520)	(15,272)	(4,653)	17,235	(20,210)
Interest income	15,999	302	2,008	(17,235)	1,074
Interest expense, net	(1,521)	(14,970)	(2,645)	—	(19,136)
Minority interest	—	—	—	(2,056)	(2,056)
Equity in income (loss) of subsidiaries	10,691	(527)	(1,063)	(9,101)	—

Income (loss) from continuing operations before income taxes	6,909	7,216	3,947	(11,034)	7,038
Income taxes	2,925	—	71	—	2,996

Income (loss) from continuing operations	3,984	7,216	3,876	(11,034)	4,042
Loss from discontinued operations, net of taxes	—	—	58	—	58

Net income (loss)	$3,984	$7,216	$3,818	$(11,034)	$3,984

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three Months Ended July 24, 2005
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(21,831)	$61,288	$6,982	$(9,101)	$37,338
Net cash provided by (used in) investing activities	(11,909)	(56,488)	(15,576)	9,081	(74,892)
Net cash provided by (used in) financing activities	(551)	(436)	8,794	20	7,827
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(690)	—	(690)

Net increase (decrease) in cash and cash equivalents	(34,291)	4,364	(490)	—	(30,417)
Cash and cash equivalents at beginning of the period	53,584	57,661	35,498	—	146,743

Cash and cash equivalents at end of the period	$19,293	$62,025	$35,008	$—	$116,326

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three Months Ended July 25, 2004
Statement of Income
Revenues:
Casino	$—	$235,779	$46,301	$—	$282,080
Rooms, food, beverage and other	55	46,312	7,167	—	53,534

Gross revenues	55	282,091	53,468	—	335,614
Less promotional allowances	—	46,690	10,203	—	56,893

Net revenues	55	235,401	43,265	—	278,721

Operating expenses:
Casino	—	38,126	7,054	—	45,180
Gaming taxes	—	53,828	8,932	—	62,760
Rooms, food, beverage and other	6,405	86,058	18,335	—	110,798
Management fee expense (revenue)	(7,870)	8,163	(293)	—	—
Depreciation and amortization	377	20,367	2,778	—	23,522

Total operating expenses	(1,088)	206,542	36,806	—	242,260

Operating income	1,143	28,859	6,459	—	36,461
Interest expense, net	10,110	(25,014)	(2,491)	—	(17,395)
Minority interest	—	—	—	(2,133)	(2,133)
Equity in income (loss) of subsidiaries	6,427	(131)	(2,349)	(3,947)	—

Income (loss) from continuing operations before income taxes	17,680	3,714	1,619	(6,080)	16,933
Income taxes	7,071	—	(640)	255	6,686

Income (loss) from continuing operations	10,609	3,714	2,259	(6,335)	10,247
Income from discontinued operations, net of taxes	—	—	362	—	362

Net income	$10,609	$3,714	$2,621	$(6,335)	$10,609

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three Months Ended July 25, 2004
Statement of Cash Flows
Net cash provided by (used in) operating activities	$27,948	$19,772	$6,677	$(3,946)	$50,451
Net cash provided by (used in) investing activities	(4,423)	(17,719)	(7,715)	2,376	(27,481)
Net cash provided by (used in) financing activities	(6,952)	2,087	(3,261)	1,570	(6,556)
Effect of foreign currency exchange rates on cash and cash equivalents	—	28	—	—	28

Net increase (decrease) in cash and cash equivalents	16,573	4,168	(4,299)	—	16,442
Cash and cash equivalents at beginning of the period	33,323	70,916	30,343	—	134,582

Cash and cash equivalents at end of the period	$49,896	$75,084	$26,044	$—	$151,024

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of April 24, 2005
Balance Sheet
Current assets	$63,560	$82,644	$64,871	$(6,627)	$204,448
Intercompany receivables	896,214	(228,835)	42,463	(709,842)	—
Investments in subsidiaries	233,544	269,817	(10,027)	(493,334)	—
Property and equipment, net	4,630	774,165	248,111	—	1,026,906
Other assets	21,806	375,967	58,215	(5,896)	450,092

Total assets	$1,219,754	$1,273,758	$403,633	$(1,215,699)	$1,681,446

Current liabilities	$22,360	$99,930	$67,110	$(9,738)	$179,662
Intercompany payables	—	623,879	85,963	(709,842)	—
Long-term debt, less current maturities	946,875	8,080	193,662	—	1,148,617
Other accrued liabilities	(7,939)	77,012	(527)	—	68,546
Minority interest	—	—	—	23,225	23,225
Stockholders’ equity	258,458	464,857	57,425	(519,344)	261,396

Total liabilities and stockholders’ equity	$1,219,754	$1,273,758	$403,633	$(1,215,699)	$1,681,446

ISLE OF CAPRI CASINOS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Consolidating Condensed Financial Information (continued)

(a)	The following subsidiaries of the Company are guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Corporation of Mississippi-Vicksburg; Riverboat Services, Inc.; CSNO, L.L.C.; Louisiana Riverboat Gaming Partnership; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; and IOC-Manufacturing, Inc.. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

(b)	The following subsidiaries are not guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; Colorado Grande Enterprises, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; Casino Parking, Inc.; Isle of Capri-Bahamas, Ltd.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; ICC Corp.; International Marco Polo Services, Inc.; IOC, L.L.C.; Isle of Capri of Michigan L.L.C.; Isle of Capri Bettendorf Marina Corp.; Water Street Redevelopment Corporation; IOC Services, L.L.C.; Louisiana Horizons, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C.; Casino America of Colorado, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; Isle of Capri Casinos Limited and Capri Insurance Corporation.

11. Subsequent Event

On August 29, 2005, the Isle-Biloxi and the new casino barge under construction suffered extensive damage as a result of Hurricane Katrina. The Isle-Natchez and Isle-Vicksburg were closed on August 28, 2005 but suffered no significant damage and have subsequently re-opened for business. The Company’s corporate headquarters in Biloxi, Mississippi was also damaged but the extent of damage is not known. Interim corporate operations will be conducted from other Company properties. The Company has business interruption and property insurance covering the Company’s operations and assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the financial statements, including the related notes, and the other financial information in this Form 10-Q.

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

The following table reflects our consolidated net revenues and operating income by state:

	Three months ended
	July 24, 2005	July 25, 2004	Variance $	Variance %
Net revenues:
Mississippi	$67,192	$62,676	$4,516	7.2%
Louisiana	65,112	71,437	(6,325)	(8.9)%
Missouri	40,359	41,914	(1,555)	(3.7)%
Iowa	54,145	54,442	(297)	(0.5)%
Colorado	39,356	34,640	4,716	13.6%
International	9,070	8,347	723	8.7%
Corporate and other	6,300	5,265	1,035	19.7%

Total net revenues	$281,534	$278,721	$2,813	1.0%

Operating income:
Mississippi	$6,872	$8,887	$(2,015)	(22.7)%
Louisiana	5,986	10,239	(4,253)	(41.5)%
Missouri	6,255	6,253	2	0.0%
Iowa	12,194	12,167	27	0.2%
Colorado	9,294	8,424	870	10.3%
International	520	(1,655)	2,175	131.4%
Corporate and other	(12,891)	(7,854)	(5,037)	(64.1)%

Operating income	$28,230	$36,461	$(8,231)	(22.6)%

In Mississippi, our four operations contributed $67.2 million or 23.9% of our net revenues during the three months ended July 24, 2005. Due primarily to the completion of the Isle-Biloxi hotel expansion, our Mississippi net revenues increased $4.5 million. Increased marketing, employee benefits, depreciation, and the negative impact of Hurricane Dennis and Tropical Storm Cindy resulted in a decline in operating income of $2.0 million. Because of the extensive damage caused by Hurricane Katrina to both Isle-Biloxi and the barge under construction which was to be installed in December 2005, we will be reviewing various alternatives for the reconstruction of the Isle-Biloxi.

In Louisiana, our two properties contributed $65.1 million or 23.1% of our net revenues during the three months ended July 24, 2005. Net revenues decreased $6.3 million due to the entry of a new branded competitor in the Lake Charles market as well as increasing competitive pressures in the Bossier City market. Operating income in Louisiana decreased $4.3 million due to the decrease in gaming revenues. The Bossier City market is highly competitive and is facing increased competition from expansion of Native American gaming in Oklahoma.

In Missouri, our two properties contributed $40.4 million or 14.3% of our net revenues during the three months ended July 24, 2005. Net revenues decreased $1.6 million while operating income remained flat. Beginning in May 2005, traffic flow at the Isle-Kansas City property was disrupted by the closure of the Paseo Bridge on Interstate 35 . The bridge closure is expected to continue through October 2005 and will likely result in reduction of Isle-Kansas City’s gaming revenues during this period.

In Iowa, our three casinos contributed $54.1 million or 19.2% of our net revenues during the three months ended July 24, 2005. Both net revenues and operating income remained flat over prior year.

In Colorado, our two Black Hawk properties contributed $39.4 million or 14.0% of our net revenues during the three months ended July 24, 2005. In mid-June 2005, we completed the casino expansions at both casinos, a new restaurant, the skywalks connecting the casinos to the new garage and a total of 900 new parking spaces thus ending the most disruptive phase of our Isle-Black Hawk expansion projects. Construction of the new 162-room Colorado Central Station hotel is currently ahead of schedule and the hotel is expected to open near the end of calendar 2005. The last scheduled phase of the expansion is the extension of Main Street to Colorado Route 119, which is expected to be completed in the spring of 2006. During the three months ended July 24, 2005, a rock slide closed US 6, one of the highways providing access to the Isle-Black Hawk property, which the Company believes adversely affected the property’s results. The Colorado Department of Transportation announced it expects to reopen US 6 in September 2005 and as a result, the second fiscal quarter of 2006 will also be negatively affected.

In our international locations, our properties contributed $9.1 million or 3.2% of our net revenues during the three months ended July 24, 2005. Net revenues and operating income increased $0.7 million and $2.2 million, respectively, due primarily to the recording of $1.0 million of business interruption proceeds at Isle-Our Lucaya, related to closings caused by Hurricane Jeanne and Hurricane Frances during the 2004 hurricane season, as well as decreased marketing expenses. Both our international locations continue to experience growing pains and are expected to continue to generate negative operating income.

Corporate and other increased approximately $5.0 million mainly due to the $4.0 million payment previously announced related to the agreement the Company signed with the resort developer Eighth

Wonder to manage a casino included in Eighth Wonder’s proposed integrated resort complex in Singapore. Corporate and other expenses for the three months ended July 24, 2005 also include UK-related expenses of $2.0 million compared to $0.6 million for the three months ended July 25, 2004.

In Florida, regulation and timing of installation and operation of slot machines has not been determined. However, there have been published reports indicating the possibility of a special legislative session focused on Broward County in fall of 2005.

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

Goodwill and Other Intangible Assets

At July 24, 2005, we had goodwill and other intangible assets with indefinite useful lives of $428.9 million, representing 24.9% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the company’s goodwill and intangible assets below its carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2005 and determined that, other than the goodwill associated with our Colorado Grande-Cripple Creek casino, goodwill and other indefinite-lived intangible assets were not impaired. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At July 24, 2005, we had property and equipment of $1.1 billion, representing 61.78% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with the Company’s “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Self-Insurance Liabilities

We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers’ compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for these liabilities based on claims filed and estimates of claims incurred but not reported. We rely on independent consultants to assist in the determination of estimated accruals. While the total cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover payment of future claims.

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

Results of Operations

Our results of operations for the three months ended July 24, 2005, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, the Blue Chip-Dudley, the Blue Chip-Wolverhampton, the Blue Chip-Walsall and Pompano Park. For the three months ended July 25, 2004, results have been reclassified to reflect the Colorado Grande-Cripple Creek as discontinued operations.

Our results of operations for the three months ended July 25, 2004 reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Colorado Grande-Cripple Creek, the Isle-Our Lucaya, Blue Chip-Dudley, Blue Chip-Wolverhampton and Pompano Park. The Isle-Our Lucaya began operations in December of 2003. We purchased a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”) in November of 2003. Blue Chip owns and operates a pub-style casino in Dudley, England, and a pub-style casino in Wolverhampton, England, which began operations in April of 2004. Blue Chip opened a pub-style casino at Walsall in October 2004. For the three months ended July 25, 2004, results have been reclassified to reflect the Colorado Grande-Cripple Creek as discontinued operations.

We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets, as new gaming facilities open and existing gaming facilities expand or enhance their facilities. We also believe that our operating results are materially affected by declines in the economy and adverse weather.

Three Fiscal Months Ended July 24, 2005 Compared to Three Fiscal Months Ended July 25, 2004

Gross revenues for the fiscal quarter ended July 24, 2005 were $341.9 million, which included $283.8 million of casino revenue, $14.3 million of room revenue, $5.2 million of pari-mutuel commissions, and $38.6 million of food, beverage and other revenue. This compares to gross revenues for the fiscal quarter ended July 25, 2004 of $335.6 million, which included $282.1 million of casino revenue, $12.9 million of room revenue, $4.4 million of pari-mutuel commissions and $36.2 million of food, beverage and other revenue.

Casino revenue increased slightly compared to fiscal quarter July 25, 2004. We saw an increase in casino revenues at our Mississippi properties due primarily to the completion of the 400-room hotel expansion at Isle-Biloxi. This increase was mostly offset by a sharp decline in revenues at the Isle-Lake Charles as a result of the entry of a new competitor into the market and the completion of another competitor’s expansion project, as well as increased competition at the Isle-Bossier City due to American Indian gaming in Oklahoma. In Colorado, casino revenues increased as construction has been completed and disruption has ceased.

Room revenue increased $1.4 million, or 10.8%, compared to fiscal quarter ended July 25, 2004 primarily as a result of the additional capacity at the Isle-Biloxi. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal quarter end were up a total of $0.7 million, or 16.5%, due to an increase in racing days in fiscal 2006 vs. fiscal 2005. Food and beverage revenues increased by $2.4 million, or 6.6%, because of renovations made to the buffets at the Isle-Vicksburg, the Isle-Lake Charles and the Isle-Bossier City. The addition of the Isle-Our Lucaya and the Blue Chip locations also added to food and beverage revenues.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 6.1% in fiscal quarter ended July 24, 2005, as we increased our direct mail efforts to promote play.

Casino operating expenses increased 4.0% compared to fiscal quarter ended July 25, 2004. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Isle-Biloxi incurred additional casino operating expenses due to preparations for Tropical Storm Cindy and the closure during Hurricane Dennis.

State and local gaming taxes remained flat compared to fiscal quarter ended July 25, 2004. The rate of taxes as a percent of gaming revenue decreased from 22.2% to 22.1% due to revenue mix. Iowa increased gaming taxes from 20% to 22% of adjusted gross receipts effective July 1, 2004. The increase in tax rate was offset by lower revenues in Louisiana.

Room expenses increased $0.2 million, or 6.7%, compared to fiscal quarter ended July 25, 2004. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was due primarily to the additional room capacity at the Isle-Biloxi.

Pari-mutuel operating costs of Pompano Park in Florida increased 12.9% compared to fiscal quarter ended July 25, 2004. This is related to an increase in racing days in 2006 vs. 2005. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food and beverage expenses increased 0.5% over fiscal quarter ended July 25, 2004. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues decreased from 25.1% for the fiscal quarter ended July 25, 2004, to 23.7% for the fiscal quarter ended July 24, 2005.

Marine and facilities expenses decreased $0.2 million, or 1.4%, compared to fiscal quarter ended July 25, 2004. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and Administrative expenses increased $7.1 million, or 9.0%, compared to fiscal quarter ended July 25, 2004. The increase in expenses is primarily due to $5.7 million in new development and increased marketing efforts in select markets. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation expense increased by 7.4% compared to fiscal quarter ended July 25, 2004. Depreciation has increased as a result of the company’s capital expansion programs. The increase was primarily due to the capital additions at the Isle-Biloxi, Isle-Bossier City, the Isle-Lake Charles and the Isle-Kansas City.

Net interest expense increased 13.7% compared with fiscal quarter ended July 25, 2004. This is attributable to the higher interest rates and higher debt balances on our and Isle-Black Hawk’s senior secured credit facilities partially offset by higher interest income and higher capitalized interest.

The Company’s effective tax rate from continuing operations for the quarter ended July 24, 2005 was 42.6% compared to 39.5% for fiscal quarter ended July 25, 2004, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. The increase in effective rate over the comparable prior fiscal period is attributable to the effect of permanent items on full-year projected pre-tax income.

Liquidity and Capital Resources

At July 24, 2005, we had cash and cash equivalents and marketable securities of $132.4 million compared to $162.7 million at April 24, 2005, the end of our last fiscal year. Of this $30.3 million decrease, $30.4 million is a decrease in cash and cash equivalents and is the net result of $37.3 million net cash provided by operating activities, $74.8 million net cash used in investing activities, $7.8 million net cash provided by financing activities and $0.7 million decrease in cash from the effect of foreign currency exchange rates. The offsetting increase of $0.1 million is marketable securities held by Capri Insurance Corporation, of which we have the ability to draw up to 50% of the balance of these securities. In addition, as of July 24, 2005, we had $390.4 million of capacity under lines of credit and available term debt which consisted of $382.3 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $4.0 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk), and $4.1 million under other lines of credit and available term debt. During the quarter ended July 24, 2005, the Isle-Black Hawk drew down $10.0 million on its revolving loan under the Isle-Black Hawk’s senior secured credit facility. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Investing Activities

We invested $63.7 million in property and equipment during the fiscal quarter ended July 24, 2005. The following table reflects expenditures and accruals for property and equipment on major projects for which we are committed to in fiscal quarter ended July 24, 2005 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to the beginning of fiscal 2005.

		Actual		Remaining
Property	Project	Fiscal Year Ended 4/24/05	Three Months Ended 7/24/05	Fiscal Year Ending 4/30/06	Thereafter
		(dollars in millions)
Isle-Biloxi	Construct hotel & parking facility	$43.5	$9.5	$—	$—
Isle-Biloxi (1)	Construct casino barge	7.4	7.4	—	—
Isle-Bossier City	Construct hotel & entertainment center	5.8	—	—	—
Isle-Bossier City	Renovate casino	2.4	2.2	—	—
Isle-Bettendorf	Construct hotel	—	—	4.3	40.7
Isle-Lake Charles	Renovate & expand casinos	11.6	3.2	3.2	—
Isle-Pompano	Construct casino	—	7.4	2.9	—
Isle-Boonville	Construct hotel	2.0	1.7	13.9	—
Isle-Black Hawk (57% owned)	Expansion & public improvements	62.5	9.2	11.6	—
Isle-Waterloo	Construct casino & hotel	—	0.1	13.9	107.0
Coventry	Construct leasehold improvements	8.4	5.5	25.2	16.7
Blue Chip	Construct leasehold improvements	2.2		—	—
Other properties (2)	IGT Advantage program	9.3	1.5	2.2	—
All	Slot programs	31.8	6.8	24.2	—
All	Other capital improvements	30.4	9.2	49.1	13.1

Total		$217.3	$63.7	$150.5	$177.5

(1)	Cost of reconstruction following the damage of Hurricane Katrina is unknown at this time.
(2)	Includes: Isle-Biloxi, Isle-Vicksburg, Isle-Natchez and Isle-Lula.

The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.

The previously announced Isle-Biloxi hotel and parking plan, estimated at $79.0 million, included an additional 400 hotel rooms, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility. This project was completed prior to Hurricane Katrina, with the exception of the spa. In October 2004, we announced plans to replace the casino at the Isle-Biloxi with a new state-of-the-art casino facility, which was expected to cost approximately $90.0 million and was expected to be opened in December 2005. The Isle-Biloxi and the new casino barge under construction were extensively damaged by Hurricane Katrina. We will be reviewing various alternatives for the reconstruction of the Isle-Biloxi.

We have signed a development agreement with the City of Bettendorf pursuant to which we agreed to construct a new 250-room Isle hotel, additional parking, a Kitt’s Kitchen restaurant, and an expansion of the existing buffet and the City agreed to construct a 50,000 square foot convention center adjacent to the company’s facility, which will be managed by the Isle-Bettendorf. The cost of our portion of this project is approximately $45.0 million, and the new hotel is scheduled to open in the late spring of 2007.

We have begun construction of a 140-room hotel, including 20 suites and a 6,000 square foot event center at the Isle-Boonville. The project is expected to be complete in late spring of 2006 and we have spent approximately $2.0 million on the project. The remaining $15.6 will be spent in fiscal 2006.

We are in the final stages of a $94 million expansion project for the Isle-Black Hawk and Colorado Central Station-Black Hawk properties. We recently completed our expansion of the Isle-Black Hawk and the Colorado Central Station-Black Hawk casinos. We have completed a portion of our new parking structure with 600 parking spaces open to the public. The new 162-room Colorado Central Station hotel is currently ahead of schedule and expected to be completed near the end of calendar year 2005. Additionally, we continue to construct public improvements to extend Main Street directly to Colorado Route 119, approximately one half-mile closer to Denver. Completion is expected in the spring of 2006.

As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri-themed casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, Isle was granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). Originally, total project costs were estimated to be $94.9 million, but recently that estimate was reduced to $55.8 million. Project costs for the leased space include design, architectural, mechanical and electrical build-out, construction and equipment. As of fiscal quarter end July 24, 2005, we have spent $13.9 million on the Coventry project and expect to spend the remainder over the next 15 months. Completion date for the casino at the RICOHTM Arena Coventry is estimated to be August 2006.

The Isle-Marquette had planned $5.9 million in improvements, which included a 60-room hotel and improved parking. This construction has been delayed due to wetlands remediation approvals. We are currently evaluating other alternative hotel development scenarios for this property.

We have been selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. We plan to spend approximately $119.0 million on constructing a 35,000 square foot single level casino with 1,300 gaming positions, three of our signature restaurants, a 200-room hotel and 1,000 parking spaces. We expect the construction project to take approximately 20 months following the receipt of necessary permits and licenses.

In May 2005, we signed a casino management and related development and option agreements with resort developer Eighth Wonder to manage the casino included in Eighth Wonder’s proposal for a new integrated resort complex in Singapore should Eighth Wonder be selected to develop such complex. During the fiscal quarter ended July 24, 2005, we paid and expensed a $4.0 million payment to Eighth Wonder pursuant to the terms of these agreements.

On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. Our bid currently expires on September 30, 2005, which date has been extended monthly by us several times. If this merger is completed, we expect to spend approximately $150.0 million in addition to amounts already expended at the site in Rosemont, Illinois to construct a single-level, 40,000 square foot casino with 1,200 gaming positions, restaurants, an entertainment venue and retail space. We plan to finance the Rosemont, Illinois project through equity contributions from us and from a limited number of individual investors, who in the aggregate will own 20% as required by Illinois law, in an amount sufficient to allow non-recourse financing for the remainder of the cash needed to complete the project. The federal bankruptcy court has confirmed the plan of reorganization pursuant to which the merger would be consummated.

The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of our bid. The Illinois Gaming Board (working with the Illinois Attorney General) has also resumed an administrative proceeding seeking to revoke the gaming license from our proposed merger partner, which if successful may adversely impact our ability to operate a gaming facility in the Village of Rosemont. The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of us in connection with the merger provided for under the plan of reorganization (which suitability review has been “suspended” by the Illinois Gaming Board pending the completion of the aforementioned revocation proceeding). During the fourth quarter of fiscal 2005, the governor of Illinois appointed a new gaming board. One of the first acts by the new board was to authorize the reinstatement of the proceeding to rescind the license from the current owner. For the reasons set forth above, among others, we believe that our ability to obtain the gaming license and open a gaming facility in Rosemont is subject to added uncertainty. The Illinois Supreme Court has also agreed to review certain challenges to amendments to the Illinois Riverboat Gambling Act relating to the proposed relocation of the 10th license. There can be no assurance that the foregoing conditions will be satisfied or that we will ultimately acquire the license. Additionally, because Illinois limits the number of gaming licenses, each license has intrinsic value. Therefore, this license is considered an intangible asset. As such, the full cost of the license and all associated costs were originally capitalized in the amount of $2.5 million. Due to the continuing uncertainty with respect to this matter, we have recorded a valuation charge for the full amount expended at April 24, 2005. We do not anticipate any significant expenditures related to the monthly renewal.

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

In November 2004, voters in the State of Florida voted to amend the state’s constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward county voters passed their local referendum and Dade county voters rejected their referendum in March 2005. Enabling gaming legislation was not passed in the current session of the Florida legislature despite the constitutional requirement that such legislation be in effect by July 1, 2005. Along with the other Broward county pari-mutuels, we filed a lawsuit seeking authority to proceed with the development of slot machine facilities despite the absence of enabling legislation. On June 21, 2005, the Circuit Court judge issued a decision in favor of the pari-mutuel facilities, which decision is on appeal. Accordingly, the regulation and timing of installation and operation of slot machines has not been finally determined. Should we be successful, we plan to construct a new facility in two phases. Phase I will include an expansion of the existing facility to accommodate 1,800 to 2,000 additional slots, at a cost of approximately $155.0 million to be completed in approximately nine to twelve months from project start. Phase II, subject to timing and circumstances of Phase I, will include an additional facility expansion and an additional 1,000 slots at a planned cost of approximately $85.0 million.

In January 2005, we announced plans to deploy the IGT Advantage™ Casino System. The total cost of the project is expected to be approximately $24.7 million, of which $1.6 million is included in the Colorado Central Station-Black Hawk property expansion project discussed above. We have also spent $7.7 million at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Lula and the Isle-Natchez, leaving a remaining budget of $15.4 million. This will allow our properties to experience product upgrades to operate more competitively within their markets. Our slot improvement initiative also includes an increased ticket-in/ticket-out slot product offering.

In June 2005, the Company and the City of Davenport agreed to a $43.0 million project that has the Isle building a 180-room hotel and rooftop restaurant, and the City constructing a 500+ space-parking ramp and providing funding to realign the casino with the new hotel facility. This project is expected to open 18-20 months after all permits and approvals are received.

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

Financing Activities

During the three fiscal months ended July 24, 2005, we had net sources of cash of $7.8 million primarily in the following financing activities:

•	We made net borrowings under the Isle-Black Hawk’s senior secured credit facility of $10.0 million.

•	We made principal payments on our senior secured credit facility and other debt of $1.5 million.

•	We made cash distributions to a minority partner totaling $0.7 million.

As of July 24, 2005, we had $390.3 million of capacity under lines of credit and available term debt consisting of $382.3 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $4.0 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk) and $4.0 million of available credit under other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through February 2011. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

During fiscal 2005, we modified the covenants related to the Isle-Black Hawk senior secured credit facility to align the covenants with the financial impact of construction at Isle-Black Hawk. The Isle-Black Hawk is in compliance with all covenants contained in our senior and subordinated debt instruments as of July 24, 2005. If we do not maintain compliance with these covenants, the lenders under the Black Hawk senior secured credit facility have the option (in some cases, after the expiration of contractual grace periods), but not the obligation, to demand immediate repayment of all or any portion of the obligations outstanding under the facility. Any significant deterioration of earnings could affect certain of our covenants. Adverse changes in our credit rating or stock price would not impact our borrowing costs or covenant compliance under existing debt instruments. Future events, such as a significant increase in interest rates can be expected to increase our costs of borrowing under the Black Hawk senior secured credit facility. The indentures governing our 7% senior subordinated notes and our 9% senior subordinated notes limit, among other things, our ability to borrow money, create liens, make restricted payments and sell assets. We anticipate being in compliance with these debt covenants during fiscal year 2006.

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

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair market values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted as of the beginning of the first interim or annual reporting period of our first fiscal year that begins on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We are required to adopt SFAS 123(R) for reporting periods beginning on May 1, 2006, but are continuing to evaluate our option to early adopt.

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

Isle-Black Hawk Senior Secured Credit Facility

The Isle-Black Hawk has entered into seven interest rate swap agreements with an aggregate notional value of $80.0 million, or 49.0% of its variable rate term debt, outstanding under the Isle-Black Hawk’s senior secured credit facility as of July 24, 2005. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. These interest rate swap agreements terminate as follows: $40.0 million in each of fiscal 2006 and 2008. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended July 24, 2005. Accordingly, no gains or losses have been recognized on these cash flow hedges.

The following table provides information at April 24, 2005 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. There have been no material changes to this information since April 24, 2005.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest (Swap) Rate

Fiscal year (dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value 4/24/2005
Liabilities
Long-term debt, including current portion
Fixed rate	$1.6	$1.1	$1.2	$1.3	$1.0	$704.3	$710.5	$706.4
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

Variable rate	$5.9	$31.4	$164.5	$4.5	$2.5	$236.9	$445.7	$445.7
Average interest rate (1)	6.0%	6.6%	6.7%	6.3%	6.4%	6.6%

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable (2)	$40.0	$—	$40.0	$—	$—	$—	$80.0	$0.3
Average pay rate	2.6%	3.8%	3.8%	0.0%	0.0%	0.0%
Average receive rate	3.6%	4.2%	4.4%	0.0%	0.0%	0.0%

(1)	Represents the annual average LIBOR from the forward yield curve at April 24, 2005 plus the weighted average margin above LIBOR on all consolidated variable rate debt.
(2)	Fair value represents the amount we would have to pay the counter party if we had terminated the swap agreements at April 24, 2005.

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

As of July 24, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of July 24, 2005.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended July 24, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Legal Proceedings in Item 3 of our Form 10-K for the fiscal year ended April 24, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 25, 2005 to May 22, 2005	—	$—	—	488,205
May 23, 2005 to June 26, 2005	—	—	—	488,205
June 27, 2005 to July 24, 2005	—	—	—	488,205

Total	—	$—	—	488,205

(1)	We have purchased our common stock under two separate repurchase programs. The first program, which allowed repurchase of up to 1,500,000 shares, was announced on November 15, 2000 and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001. The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. Through July 24, 2005, we have purchased 4,011,795 shares of our common stock under the two programs. These programs do not have maximum approved dollar amounts, nor expiration dates.

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

ISLE OF CAPRI CASINOS, INC.

Dated: September 2, 2005	/s/ Rexford A. Yeisley
Rexford A. Yeisley, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1A	Certificate of Incorporation of Casino America, Inc. (1)

3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (2)

3.2A	By-laws of Casino America, Inc. (1)

3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (3)

4.3	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (4)

4.4	Registration Rights Agreement, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc. and CIBC World Markets Corp. on behalf of themselves and as representatives of the other initial purchasers (4)

4.5	Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (5)

4.8	Rights Agreement, dated as of February 7, 1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (6)

10.1	Casino America, Inc. description of Employee Bonus Plan (7)

10.2	Director’s Option Plan (8)

10.3	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (9)

10.4	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (10)

10.5	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (11)

10.6	Amended Casino America, Inc. 1992 Stock Option Plan (12)

10.7	Amended Casino America, Inc. 1993 Stock Option Plan (13)

10.8	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (5)

10.9	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)

10.10	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)

10.11	Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (5)

10.12	Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (5)

INDEX TO EXHIBITS (continued)

10.13	Operator’s Contract, dated as of December 28, 1989, between Riverboat Development Authority and the Connelley Group, LP, as amended on February 9, 1990, March 1, 1990, January 1, 1991, September 30, 1994 and March 1, 1998 (5)

10.14	Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (15)

10.15	Isle of Capri Casinos, Inc. Deferred Bonus Plan (15)

10.16	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (5)

10.17	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Rexford A. Yeisley (5)

10.18	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (5)

10.19	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (5)

10.20	Employment Agreement dated as of July 1, 2003 between Isle of Capri Casinos, Inc. and Thomas J. Carr (16)

10.21	Third Amended and Restated Credit Agreement, dated as of February 4, 2005, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Deutsche Bank Trust Company Americas and Wells Fargo Bank, N.A., as co-syndication agents, Calyon New York Branch and the CIT/Group/Equipment Financing, Inc., as co-documentation agents and CIBC World Markets Corp., as lead arranger (17)

10.22	Isle of Capri Casinos, Inc.’s 2005 Deferred Compensation Plan (18)

10.23	Isle of Capri Casinos, Inc.’s 1995 Deferred Compensation Plan (18)

10.24	Isle of Capri Casinos, Inc.’s 2005 Non-employee Director Deferred Compensation Plan (18)

10.25	Employment Agreement dated as of January 1, 2005 between Isle of Capri Casinos, Inc. and Robert F. Griffin (18)

10.26	Isle of Capri Casinos, Inc. Master Retirement Plan (16)

10.27	First Amended and Restated Credit Agreement, dated as of April 22, 2003, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the agents named therein and certain other lenders party from time to time thereto (16)

10.28	First Amendment to First Amended and Restated Credit Agreement, dated as of February 6, 2004, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (16)

10.29	Second Amendment to First Amended and Restated Credit Agreement, dated as of July 26, 2004, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (16)

INDEX TO EXHIBITS (continued)

10.30	Third Amendment to First Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (19)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

(1)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.

(2)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.

(3)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(4)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.

(5)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.

(6)	Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.

(7)	Filed as an exhibit to Casino America, Inc.’s Annual Report on form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.

(8)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.

(9)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.

INDEX TO EXHIBITS (continued)

(10)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.

(11)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.

(12)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.

(13)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(14)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(15)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(16)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2005 (File No. 0-20538) and incorporated herein by reference.

(17)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 10, 2005 (File No. 0-20538) and incorporated herein by reference.

(18)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2005 (File No. 0-20538) and incorporated herein by reference.

(19)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-20538) and incorporated herein by reference.