Form 10-Q
period 2005-12-02
ISLE OF CAPRI CASINOS INC
filed 2005-12-02
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 23, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 18, 2005 the Company had a total of 33,680,460 shares of Common Stock outstanding (which includes 3,908,730 shares held by us in treasury).

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

• the success and timing of repairs and reconstruction of the Gulf Coast region following the effects of Hurricane Katrina;

• the timing and amount of collection of insurance receivable;

• the success and timing of repairs and reconstruction in Lake Charles, Louisiana following the effects of Hurricane Rita and in Pompano Beach, Florida following the effects of Hurricane Wilma;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)

ASSETS	October 23,	April 24,
	2005	2005
Current assets:
Cash and cash equivalents	$ 125,495	$ 146,743
Marketable securities	19,016	16,016
Accounts receivable, net	15,377	15,460
Insurance receivable	70,196	-
Deferred income taxes	8,681	8,607
Deferred state income taxes	988	988
Prepaid expenses and other assets	23,846	16,634
Total current assets	263,599	204,448
Property and equipment, net	1,030,246	1,026,906
Other assets:
Goodwill	340,254	343,851
Other intangible assets	92,829	72,364
Deferred financing costs, net	17,830	19,461
Restricted cash	2,208	2,193
Prepaid deposits and other	27,063	15,665
Total assets	$1,774,029	$1,684,888
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,951	$7,501
Accounts payable	52,050	42,456
Accrued liabilities:
Interest	10,921	10,312
Payroll and related	49,338	47,806
Property and other taxes	29,196	21,061
Income taxes	3,611	1,160
Progressive jackpots and slot club awards	15,174	15,045
Other	49,693	34,321
Total current liabilities	216,934	179,662
Long-term debt, less current maturities	1,205,112	1,148,617
Deferred income taxes	43,594	45,544
Deferred state income taxes	9,329	9,329
Other accrued liabilities	22,675	17,115
Minority interest	25,789	23,225
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 33,624 at October 23, 2005 and 33,528 at April 24, 2005	336	335
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	149,030	148,177
Unearned compensation	(1,830)	(1,488)
Retained earnings	145,898	146,133
Accumulated other comprehensive income (loss)	(598)	2,858
	292,836	296,015
Treasury stock, 3,909 shares at October 23, 2005 and 3,607 shares at April 24, 2005	(42,240)	(34,619)
Total stockholders' equity	250,596	261,396
Total liabilities and stockholders' equity	$1,774,029	$1,684,888

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 23,	October 24,	October 23,	October 24,
	2005	2004	2005	2004
Revenues:
Casino	$252,579	$273,564	$536,430	$555,644
Rooms	12,903	12,309	27,203	25,212
Pari-mutuel commissions and fees	3,779	3,362	8,951	7,801
Food, beverage and other	32,325	36,248	70,895	72,440
Gross revenues	301,586	325,483	643,479	661,097
Less promotional allowances	53,644	57,712	114,003	114,606
Net revenues	247,942	267,771	529,476	546,491
Operating expenses:
Casino	40,612	46,658	87,592	91,838
Gaming taxes	56,372	61,810	119,143	124,570
Rooms	2,922	2,586	5,939	5,414
Pari-mutuel	3,200	2,749	7,116	6,219
Food, beverage and other	7,948	8,691	17,088	17,785
Marine and facilities	17,259	16,191	34,099	33,266
Marketing and administrative	78,055	80,488	163,393	158,764
Other charges	151	192	184	247
Hurricane related charges, net	1,200	-	1,200	-
Depreciation and amortization	25,383	25,725	50,652	49,246
Total operating expenses	233,102	245,090	486,406	487,349
Operating income	14,840	22,681	43,070	59,142
Interest expense	(21,394)	(18,958)	(41,604)	(36,353)
Interest income	1,092	-	2,166	-
Minority interest	(1,892)	(1,549)	(3,948)	(3,682)

Income (loss) from continuing operations before income taxes	(7,354)	2,174	(316)	19,107
Income tax expense (benefit)	(3,135)	1,989	(139)	8,675
Income (loss) from continuing operations	(4,219)	185	(177)	10,432
Income (loss) from discontinued operations, net of income taxes	-	263	(58)	625
Net income (loss)	$(4,219)	$448	$(235)	$11,057

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.14)	$0.01	$(0.01)	$0.35
Income (loss) from discontinued operations, net of income taxes	-	0.01	(0.00)	0.02
Net income (loss)	$(0.14)	$0.02	$(0.01)	$0.37

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.14)	$0.01	$(0.01)	$0.34
Income (loss) from discontinued operatons, net of income taxes	-	0.01	(0.00)	0.02
Net income (loss)	$(0.14)	$0.01	$(0.01)	$0.36

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)
						Accum.
						Other
						Compre-
	Shares of		Additional	Unearned		hensive		Total
	Common	Common	Paid-in	Compen-	Retained	Income	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	(Loss)	Stock	Equity
Balance, April 24, 2005	33,528	$335	$148,177	$(1,488)	$146,133	$2,858	$(34,619)	$261,396
Net loss	-	-	-	-	(235)	-	-	(235)
Unrealized gain on interest
rate swap contracts
net of income taxes of $158	-	-	-	-	-	237	-	237
Foreign currency translation
adjustments	-	-	-	-	-	(3,693)	-	(3,693)
Comprehensive income (loss)	-	-	-	-	-	-	-	(3,691)
Exercise of stock options, including
income tax benefit of $204	96	1	279	-	-	-	873	1,153
Purchase of treasury stock	-	-	-	-	-	-	(8,494)	(8,494)
Grant of nonvested stock	-	-	574	(574)	-	-	-	-
Amortization of unearned
compensation	-	-	-	232	-	-	-	232
Balance, October 23, 2005	33,624	$336	$149,030	$(1,830)	$145,898	$(598)	$(42,240)	$250,596

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Six Months Ended
	October 23,	October 24,
	2005	2004
Operating activities:
Net income (loss)	$(235)	$11,057
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	50,652	49,457
Amortization of deferred financing costs	1,661	2,028
Amortization of unearned compensation	232	328
Deferred income taxes	(2,212)	-
Minority interest	3,948	3,682
Impairment charges	60,051	-
Changes in operating assets and liabilities:
Accounts receivable	(713)	519
Insurance receivable	(70,196)	-
Income tax payable	2,656	9,535
Prepaid expenses and other assets	(7,445)	(5,763)
Accounts payable and accrued liabilities	16,400	15,060
Net cash provided by operating activities	54,799	85,903

Investing activities:
Purchase of property and equipment	(108,659)	(80,156)
Acquistion of license	(5,775)	-
Purchase of short-term investments, net of sales	(2,922)	-
Payments on notes receivable	12	(1,023)
Restricted cash	(173)	(70)
Prepaid deposits and other	(7,128)	(172)
Net cash used in investing activities	(124,645)	(81,421)

Financing activities:
Proceeds from debt	50,000	1,153
Net increase in line of credit	10,000	1,634
Principal payments on debt and cash paid to retire debt	(3,166)	(4,851)
Payment of deferred financing costs	(40)	(280)
Purchase of treasury stock	(8,494)	(6,360)
Proceeds from exercise of stock options	949	891
Cash distributions to minority partner	-	(2,309)
Net cash provided by (used in) financing activities	49,249	(10,122)

Effect of foreign currency exchange rates on cash	(651)	31

Net decrease in cash and cash equivalents	(21,248)	(5,609)
Cash and cash equivalents at beginning of period	146,743	134,582
Cash and cash equivalents at end of period	$125,495	$128,973

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Six Months Ended
	October 23,	October 24,
	2005	2004
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest	$41,859	$36,323
Income taxes	(593)	(814)
Supplemental schedule of noncash investing and financing activities:
Other:
Construction costs funded through accrued liabilities	7,484	6,115
Acquisition of license	16,000	-

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Isle of Capri Casinos, Inc. (the “Company” or “Isle of Capri”) was incorporated as a Delaware corporation on February 14, 1990. The Company, through its subsidiaries, is engaged in the business of developing, owning and operating branded gaming facilities and related lodging and entertainment facilities in growing markets in the United States and internationally. The Company wholly owns and operates twelve casinos in eleven locations in the United States located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg and Natchez, Mississippi; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. The Company also owns a 57% interest in, and receives a management fee for operating, two gaming facilities in Black Hawk, Colorado from Isle of Capri Black Hawk, L.L.C. All but two of these gaming facilities operate under the name “Isle of Capri” and feature the Company’s distinctive tropical island theme. The Company receives a significant amount of its revenue from customers within 50 miles of the properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company’s results of operations could be materially affected. In addition, the Company’s operations are dependent on the continued licensing or qualification of the Company and such licensing and qualifications are reviewed periodically by the gaming authorities in the state of operation. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, a two-thirds ownership interest in Blue Chip Casinos, PLC (“Blue Chip”) which owns casinos in Dudley, Wolverhampton and Walsall, England and a casino to be opened in Coventry, England in the latter part of calendar 2006. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

On May 6, 2005, the Company signed a casino management and related development and option agreements with resort developer Eighth Wonder to manage the casino included in Eighth Wonder’s proposal for a new integrated resort complex in Singapore should Eighth Wonder be selected to develop such complex. During May 2005, the Company paid and expensed a $4.0 million payment to Eighth Wonder pursuant to the terms of these agreements.

On May 11, 2005, the Company was selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. The Company plans to spend approximately $134.4 million (including $20.0 million in license costs) in constructing a single level casino with 1,300 gaming positions, three of its signature restaurants, a 200-room hotel and 1,000 parking spaces. The Company expects the construction project to take approximately 20 months following the receipt of necessary permits and licenses.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 23, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 24, 2005.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year. Fiscal 2006 commenced on April 25, 2005 and ends on April 30, 2006.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)
2. Summary of Significant Accounting Policies

New Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted for interim periods beginning in the first annual reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company is required to adopt SFAS 123(R) for reporting periods beginning on May 1, 2006, but is continuing to evaluate its option to early adopt.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

3. Stock-Based Compensation (continued)
	Three Months Ended		Six Months Ended
	October 23, 2005	October 24, 2004	October 23, 2005	October 24, 2004
	(In thousands, except per share data)
Income (loss) from continuing operations	$(4,219)	$185	$(177)	$10,432
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(1,119)	(516)	(2,141)	(1,780)
Pro forma Net Income before discontinued operations	$(5,338)	$(331)	$(2,318)	$8,652
Net Income (loss) from discontinued operations	$-	$263	$(58)	$625
Pro forma Net Income (loss) after discontinued operations	$(5,338)	$(68)	$(2,376)	$9,277

Earnings per share: Basic
As Reported
Income (loss) from continuing operations	$(0.14)	$0.01	$(0.01)	$0.35
Income (loss) from discontinued operations	$-	$0.01	$(0.00)	$0.02
Net Income (loss)	$(0.14)	$0.02	$(0.01)	$0.37
Earnings per share: Basic
Pro Forma
Income (loss) from continuing operations	$(0.18)	$(0.01)	$(0.08)	$0.29
Income (loss) from discontinued operations	$-	$0.01	$(0.00)	$0.02
Net Income (loss)	$(0.18)	$(0.00)	$(0.08)	$0.31

Earnings per share: Diluted
As Reported
Income (loss) from continuing operations	$(0.14)	$0.01	$(0.01)	$0.34
Income (loss) from discontinued operations	$-	$0.01	$(0.00)	$0.02
Net Income (loss)	$(0.14)	$0.01	$(0.01)	$0.36
Earnings per share: Diluted
Pro Forma
Income (loss) from continuing operations	$(0.18)	$(0.01)	$(0.08)	$0.28
Income (loss) from discontinued operations	$-	$0.01	$(0.00)	$0.02
Net Income (loss)	$(0.18)	$(0.00)	$(0.08)	$0.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original		Expected	Expected
Fiscal Quarter	Interest Rate	Expected Life		Volatility	Dividends
October 23, 2005	4.00%	6.26	years	55.8%	None
October 24, 2004	3.97%	6.38	years	55.5%	None

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

4. Hurricanes and Related Charges

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of Mississippi and Louisiana, which resulted in significant damage to the Company’s casino facility and its casino barge under construction in Biloxi, Mississippi. The casino facility has been closed since that time; however; the Company’s hotel facility has subsequently reopened. The Company, subject to the receipt of necessary permits and licenses, plans to reopen an interim casino in space available within the hotel until a permanent facility is built. The interim casino is expected to be opened within 60 days.

On September 22, 2005, Hurricane Rita struck the Gulf Coast of Louisiana and Texas, which caused damage to the casino and hotel facilities in Lake Charles, Louisiana. The property was closed for 16 days as a result but subsequently reopened on October 8, 2005.

During the quarter ended October 23, 2005, hurricane related charges were recognized related to impairment charges of $60.1 million for assets damaged or destroyed by the hurricanes and $11.3 million for incremental costs incurred related to the hurricanes and the property operating costs related to the periods affected by the hurricanes. These amounts are included in the hurricane related charges, net in the accompanying statements of income. The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurs due to damage caused by the hurricanes. The hurricane related charges, net account also includes the anticipated recoveries expected from its insurance carriers of $70.2 million related to the impairments recognized related to the damaged property, the incremental costs and property operating expenses that management believes are probable of collection. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, the Company will also record any related gain in this account. The Company’s insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with the insurance carrier and will be reflected in the related properties’ revenues.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at April 24, 2005	$343,851
Sale of Colorado Grande Enterprises, Inc	(2,897)
Foreign currency translation	(700)
Balance at October 23, 2005	$340,254

Other intangible assets consist of the following:

	October 23,	April 24,
	2005	2005
Gaming licenses	$75,143	$53,379
Trademarks and player database	17,686	18,985
Other intangible assets, net	$92,829	$72,364

During the six months ended October 23, 2005, the Company recorded $20.1 million of gaming license fees related to the Waterloo, Iowa project and $0.6 million of gaming license fees related to the Pompano, Florida project.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of October 23, 2005 and April 24, 2005.
	October 23,	April 24,
	2005	2005
Long-term debt consists of the following:	(In thousands)
7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below):
Variable rate term loan	298,000	249,375
Revolver	-	-
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below):
Variable rate term loan Tranche A	-	-
Variable rate term loan Tranche B	-	-
Variable rate term loan Tranche C	162,525	163,350
Revolver	36,000	26,000
Special Assessment BID Bonds, non-recourse to Isle of Capri Casinos, Inc.
(described below)	532	590
Blue Chip Credit Facility (6.50% at July 24, 2005) due January 2009;
non-recourse to Isle of Capri Casinos, Inc. (described below)	6,236	6,942
Variable rate TIF Bonds due to City of Bettendorf (described below)	3,511	3,875
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,675	1,830
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	-	494
Other	3,584	3,662
	1,212,063	1,156,118
Less current maturities	6,951	7,501
Long-term debt	$1,205,112	$1,148,617

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (continued)

7% Senior Subordinated Notes (continued)

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

Senior Secured Credit Facility

On February 4, 2005, the Company refinanced its senior secured credit facility. The refinanced facility provides for a $400.0 million revolving credit facility maturing on February 4, 2010 and a $250.0 million term loan facility maturing on February 4, 2011 (or February 6, 2012 if the Company elects to refinance its existing 9% Senior Subordinated Notes currently due March 2012). On August 3, 2005, the Company exercised its option for a delayed draw term loan for an additional $50.0 million. The draw was accessed in anticipation of funding the Company’s ongoing development projects. At the Company’s and the lead arranger’s mutual discretion, the Company may increase the revolver and/or term loan, in an aggregate amount up to $200.0 million, subject to certain conditions. The term loans are payable in quarterly installments beginning on March 31, 2005 and ending on February 4, 2011, unless extended as described above. The revolving credit facility may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the higher of (1) 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (continued)

Senior Secured Credit Facility (continued)

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

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. As of October 23, 2005, the Company was in compliance with all covenants related to this facility.

The weighted average effective interest rate of total debt outstanding under the senior secured credit facility at October 23, 2005 was 5.68%.

At October 23, 2005, the Company had $298.0 million outstanding under the senior secured term loan credit facilities and no amounts outstanding under the revolving credit facility.

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

The Isle-Black Hawk senior secured credit facility as amended provides for certain covenants including those of a financial nature. The Isle-Black Hawk was in compliance with all of the covenants as of October 23, 2005. The Isle-Black Hawk senior secured credit facility is secured by liens on the Isle-Black Hawk’s assets.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at October 23, 2005 was 7.16%.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (continued)

Interest Rate Swap Agreements

The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million, or 49.2% of its variable rate term debt, outstanding under the Isle-Black Hawk’s senior secured credit facility as of October 23, 2005. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreements terminate as follows: $40.0 million in fiscal 2006 and $40.0 million in fiscal 2008. The Company evaluates the effectiveness of these hedged transactions on a quarterly basis. No portion of the hedging instruments was ineffective during the quarter ended October 23, 2005. Accordingly, no gains or losses have been recognized on these cash flow hedges.

At October 23, 2005, the Isle-Black Hawk does not expect to reclassify any net gains or losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

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

Blue Chip Credit Facility

In 2004, Blue Chip entered into an agreement with the Bank of Scotland to borrow up to £3.4 million ($6.0 million) to fund its casino development program. As of October 23, 2005, £3.4 million ($6.0 million) has been borrowed. The term loan is to be repaid in quarterly payments commencing July 2005, and is to be repaid in April 2009. The interest rate is either, at Blue Chip’s option, the Bank of Scotland’s base rate or LIBOR plus a margin of 1.75 percent.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (continued)

Isle-Davenport General Obligation Bonds
In 2002, the Isle-Davenport entered into an agreement with the City of Davenport whereby the City of Davenport would construct and own a skybridge connecting to the Isle-Davenport’s facility, allowing safer access across the street and railroad tracks. The project has been completed by the City of Davenport and at a cost of $6.4 million, with the Isle-Davenport obligated to pay $1.8 million. In February 2004, the City of Davenport issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. The Isle-Davenport is required to make annual payments of principal and interest to the City of Davenport to retire the bonds.

Lines of Credit

As of October 23, 2005, the Company had $390.1 million of availability under its lines of credit.

7. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:
	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
	(In thousands)
Balance, April 24, 2005	$105	$2,753	$2,858

Net change	74	(4,045)	(3,971)

Balance, October 23, 2005	$179	$(1,292)	$(1,113)

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

For the interest rate swap agreements, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap agreement contracts, expressed in present value terms, totaled $1.0 million, and is recorded as a current asset. There was no effect on income related to hedge ineffectiveness.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

8. Contingencies

In August 1997, a lawsuit was filed that seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership paid a fixed amount plus a percentage of revenues to various local governmental entities, including the City of Bossier City and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that, although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 4, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not an issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs appealed the trial court’s ruling to the Second Circuit Court of Appeal, and the appellate court reversed and remanded the matter. The Company, along with the other defendants, filed writ applications to appeal the matter to the Louisiana Supreme Court. The court has granted two applications for appeal-one filed on behalf of Bossier City and Bossier Parish, and another filed on behalf of the Bossier Sheriff’s Office and the Greater Bossier Economic Development Foundation. A hearing has not been scheduled. The Company will continue to vigorously defend this matter as may be required.

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.8 million as of October 23, 2005, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which is expected to take place at the end of 2006 or early 2007. The civil matter is set for hearing before the Greek Supreme Court during May 2006.

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri against the Company and a subsidiary alleging a breach of a 1993 contract entered into by the County and that subsidiary, and guaranteed by Lady Luck Gaming Corporation, relating to the development of a casino site near Kimmswick, Missouri. The suit alleged damages in excess of $10.0 million.  The Company increased its reserve for this suit by $6.1 million in the quarter ended October 23, 2005.  Subsequent to the end of the quarter, the parties reached a settlement that is within the amounts reserved.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

9. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 23,	October 24,	October 23,	October 24,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(4,219)	$448	$(235)	$11,057
Numerator for basic earnings per share - income (loss)
available to common stockholders	$(4,219)	$448	$(235)	$11,057
Effect of diluted securities	-	-	-	-
Numerator for diluted earnings per share-
income (loss) available to common stockholders after
assumed conversions	$(4,219)	$448	$(235)	$11,057

Denominator:
Denominator for basic earnings per share -
weighted - average shares	30,097	29,532	30,105	29,610
Effect of dilutive securities
Employee stock options and
nonvested restricted stock	-	1,010	-	1,036
Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	30,097	30,542	30,105	30,646

Basic earnings (loss) per share	$(0.14)	$0.02	$(0.01)	$0.37

Diluted earnings (loss) per share	$(0.14)	$0.01	$(0.01)	$0.36

The Company computed basic earnings per share by dividing net income (loss) by the weighted average number of shares outstanding for the period. The Company determined diluted earnings (loss) per common at October 23, 2005, as net income (loss) divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated stock options outstanding. For the three and six months ended October 23, 2005, all potential common shares related to employee stock options were considered anti-dilutive as the Company recorded a net loss during the periods. If anti-dilutive shares were included for the three and six months ended October 23, 2005, the impact would have been a reduction of 281,053 shares and 267,069 shares, respectively. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculation for the three and six months ended October 24, 2004, the impact would have been a reduction of 759,595 shares and 701,262 shares, respectively.

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

10. Income Taxes

The Company’s effective tax rate from continuing operations for the year to date ending October 23, 2005 was 60.0% compared to 44.1% for the year to date ending October 24, 2004, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. This increase in effective rate over the comparable prior fiscal period is attributable to the effect of permanent items on lower forecasted earnings for the entire fiscal year.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

11. Consolidating Condensed Financial Information
Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million 7% Senior Subordinated Notes due 2014. The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of October 23, 2005 and April 24, 2005, statements of income for the three and six months ended October 23, 2005 and October 24, 2004 and statements of cash flows for the six months ended October 23, 2005 and October 24, 2004.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,
AND PARENT COMPANY FINANCIAL INFORMATION
AS OF OCTOBER 23, 2005 AND APRIL 24, 2005 AND FOR
THE THREE AND SIX MONTHS ENDED OCTOBER 23, 2005 AND OCTOBER 24, 2004
(In thousands)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of October 23, 2005
Balance Sheet
Current assets	$53,079	$168,605	$65,873	$(23,958)	$263,599
Intercompany receivables	955,410	(317,763)	34,123	(671,770)	-
Investments in subsidiaries	235,383	264,986	(4,846)	(495,523)	-
Property and equipment, net	5,445	754,684	270,117	-	1,030,246
Other assets	20,636	408,327	55,721	(4,500)	480,184
Total assets	$1,269,953	$1,278,839	$420,988	$(1,195,751)	$1,774,029

Current liabilities	$27,213	$137,473	$79,682	$(27,434)	$216,934
Intercompany payables	-	585,821	84,553	(670,374)	-
Long-term debt,
less current maturities	995,500	7,417	202,195	-	1,205,112
Other accrued liabilities	(3,717)	79,275	40	-	75,598
Minority interest	-	-	-	25,789	25,789
Stockholders' equity	250,957	468,853	54,518	(523,732)	250,596
Total liabilities and stockholders' equity	$1,269,953	$1,278,839	$420,988	$(1,195,751)	$1,774,029

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended October 23, 2005
Statement of Income
Revenues:
Casino	$-	$203,571	$49,008	$-	$252,579
Rooms, food, beverage and other	11	41,619	10,232	(2,855)	49,007
Gross revenues	11	245,190	59,240	(2,855)	301,586
Less promotional allowances	-	43,485	10,159	-	53,644
Net revenues	11	201,705	49,081	(2,855)	247,942

Operating expenses:
Casino	139	32,976	7,497	-	40,612
Gaming taxes	-	47,053	9,319	-	56,372
Rooms, food, beverage and other	11,247	78,817	23,769	(3,098)	110,735
Management fee expense (revenue)	(7,147)	7,259	(112)	-	-
Depreciation and amortization	297	21,203	3,883	-	25,383
Total operating expenses	4,536	187,308	44,356	(3,098)	233,102

Operating income (loss)	(4,525)	14,397	4,725	243	14,840
Interest expense	(17,886)	(13,637)	(5,072)	15,201	(21,394)
Interest income	14,008	323	1,962	(15,201)	1,092
Interest expense, net	(3,878)	(13,314)	(3,110)	-	(20,302)
Minority interest	-	-	-	(1,892)	(1,892)
Equity in income (loss) of subsidiaries	1,329	(4,304)	(1,049)	4,023	-

Income (loss) from continuing operations
before income taxes	(7,074)	(3,221)	566	2,374	(7,354)
Income tax expense (benefit)	(2,855)	-	(280)	-	(3,135)
Income (loss) from continuing operations	(4,219)	(3,221)	846	2,374	(4,219)
Loss from discontinued operations, net of taxes	-	-	-	-	-
Net income (loss)	$(4,219)	$(3,221)	$846	$2,374	$(4,219)

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

 11. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 23, 2005
Statement of Income
Revenues:
Casino	$ -	$ 36,921	$ 99,509	$ -	$ 536,430
Rooms, food, beverage and other	94	90,865	21,968	(5,878)	107,049
Gross revenues	94	527,786	121,477	(5,878)	643,479
Less promotional allowances	-	93,378	20,625	-	114,003
Net revenues	94	434,408	100,852	(5,878)	529,476

Operating expenses:
Casino	249	71,718	15,625	-	87,592
Gaming taxes	-	100,375	18,768	-	119,143
Rooms, food, beverage and other	21,146	167,489	46,630	(6,246)	229,019
Management fee expense (revenue)	(15,147)	15,301	(154)	-	-
Depreciation and amortization	632	42,416	7,604	-	50,652
Total operating expenses	6,880	397,299	88,473	(6,246)	486,406

Operating income (loss)	(6,786)	37,109	12,379	368	43,070
Interest expense	(35,406)	(28,908)	(9,726)	32,436	(41,604)
Interest income	30,007	627	3,968	(32,436)	2,166
Interest expense, net	(5,399)	(28,281)	(5,758)	-	(39,438)
Minority interest	-	-	-	(3,948)	(3,948)
Equity in income (loss) of subsidiaries	12,020	(4,831)	(2,111)	(5,078)	-

Income (loss) from continuing operations before
income taxes	(165)	3,997	4,510	(8,658)	(316)
Income tax expense (benefit)	70	-	(209)	-	(139)
Income (loss) from continuing operations	(235)	3,997	4,719	(8,658)	(177)
Loss from discontinued operations, net of taxes	-	-	(58)	-	(58)
Net income (loss)	$ (235)	$ 3,997	$ 4,661	$ (8,658)	$ (235)

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

 11. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 23, 2005
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(48,360)	$89,215	$19,022	$(5,078)	$54,799
Net cash provided by (used in)
investing activities	(13,736)	(84,677)	(31,593)	5,361	(124,645)
Net cash provided by (used in)
financing activities	41,041	(719)	9,210	(283)	49,249
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	(651)	-	(651)
Net increase (decrease) in cash and
cash equivalents	(21,055)	3,819	(4,012)	-	(21,248)
Cash and cash equivalents at
beginning of the period	53,584	57,661	35,498	-	146,743
Cash and cash equivalents at
end of the period	$32,529	$61,480	$31,486	$-	$125,495

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

 11. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended October 24, 2004
Statement of Income
Revenues:
Casino	$-	$232,110	$41,454	$-	$273,564
Rooms, food, beverage and other	58	44,895	6,966	-	51,919
Gross revenues	58	277,005	48,420	-	325,483
Less promotional allowances	-	47,498	10,214	-	57,712
Net revenues	58	229,507	38,206	-	267,771

Operating expenses:
Casino	-	38,954	7,704	-	46,658
Gaming taxes	-	54,125	7,685	-	61,810
Rooms, food, beverage and other	6,242	86,119	35,445	(16,909)	110,897
Management fee expense (revenue)	(7,552)	7,984	(432)	-	-
Depreciation and amortization	361	22,418	2,946	-	25,725
Total operating expenses	(949)	209,600	53,348	(16,909)	245,090

Operating income (loss)	1,007	19,907	(15,142)	16,909	22,681
Dividend income	-	-	-	-	-
Interest expense	(16,643)	(25,550)	(6,034)	28,977	(19,250)
Interest income	25,625	263	3,380	(28,977)	291
Interest income (expense), net	8,982	(25,287)	(2,654)	-	(18,959)
Minority interest	-	-	-	(1,549)	(1,549)
Equity in income (loss) of subsidiaries	(6,637)	(1,664)	(2,659)	10,960	-

Income (loss) from continuing operations
before income taxes	3,352	(7,044)	(20,455)	26,320	2,173
Income tax expense (benefit)	2,904	-	(661)	(255)	1,988
Income (loss) from continuing operations	448	(7,044)	(19,794)	26,575	185
Income from discontinued operations, net of taxes	-	-	263	-	263
Net income (loss)	$448	$(7,044)	$(19,531)	$26,575	$448

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 24, 2004
Statement of Income
Revenues:
Casino	$-	$467,889	$87,755	$-	$555,644
Rooms, food, beverage and other	113	91,206	31,043	(16,909)	105,453
Gross revenues	113	559,095	118,798	(16,909)	661,097
Less promotional allowances	-	94,188	20,418	-	114,606
Net revenues	113	464,907	98,380	(16,909)	546,491

Operating expenses:
Casino	-	77,081	14,757	-	91,838
Gaming taxes	-	107,953	16,617	-	124,570
Rooms, food, beverage and other	12,649	172,173	53,782	(16,909)	221,695
Management fee expense (revenue)	(15,422)	16,147	(725)	-	-
Depreciation and amortization	738	42,786	5,722	-	49,246
Total operating expenses	(2,035)	416,140	90,153	(16,909)	487,349

Operating income	2,148	48,767	8,227	-	59,142
Interest expense	(32,114)	(50,816)	(10,557)	56,460	(37,027)
Interest income	51,206	515	5,413	(56,460)	674
Interest expense, net	19,092	(50,301)	(5,144)	-	(36,353)
Dividend income	-	-	-	-	-
Minority interest	-	-	-	(3,682)	(3,682)
Equity in income (loss) of subsidiaries	(210)	(1,797)	(5,007)	7,014	-

Income (loss) from continuing operations
before income taxes	21,030	(3,331)	(1,924)	3,332	19,107
Income tax expense (benefit)	9,973	-	(1,298)	-	8,675
Income (loss) from continuing operations	11,057	(3,331)	(626)	3,332	10,432
Income from discontinued operations, net of taxes	-	-	625	-	625
Net income (loss)	$11,057	$(3,331)	$(1)	$3,332	$11,057

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 24, 2004
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(193,984)	$248,618	$29,542	$1,728	$85,903
Net cash provided by (used in)
investing activities	198,095	(247,303)	(24,649)	(7,565)	(81,421)
Net cash provided by (used in)
financing activities	(6,973)	132	(6,341)	3,060	(10,122
Effect of foreign currency exchange rates on
cash and cash equivalents	-	37	(6)	-	31
Net increase (decrease) in cash and
cash equivalents	(2,862)	1,484	(1,454)	(2,777)	(5,609)
Cash and cash equivalents at
beginning of the period	33,323	70,916	30,343	-	134,582
Cash and cash equivalents at
end of the period	$30,461	$72,400	$28,889	$(2,777)	$128,973

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 24, 2005
Balance Sheet
Current assets	$63,560	$82,644	$64,871	$(6,627)	$204,448
Intercompany receivables	896,214	(228,835)	42,463	(709,842)	-
Investments in subsidiaries	233,544	269,817	(10,027)	(493,33)	-
Property and equipment, net	4,630	774,165	248,111	-	1,026,906
Other assets	21,806	379,409	58,215	(5,896)	453,534
Total assets	$1,219,754	$1,277,200	$403,633	$(1,215,699)	$1,684,888

Current liabilities	$22,360	$99,930	$67,110	$(9,738)	$179,662
Intercompany payables	-	623,879	85,963	(709,842)	-
Long-term debt,					-
less current maturities	946,875	8,080	193,662	-	1,148,617
Other accrued liabilities	(7,939)	80,454	(527)	-	71,988
Minority interest	-	-	-	23,225	23,225
Stockholders' equity	258,458	464,857	57,425	(519,344)	261,396
Total liabilities and stockholders' equity	$1,219,754	$1,277,200	$403,633	$(1,215,699)	$1,684,888

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (Continued)

 11. Consolidating Condensed Financial Information (continued)

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

12. Related Party

On April 25, 2005, the Company sold the Colorado Grande-Cripple Creek for $6.5 million with $0.6 million payable in cash and the remaining $5.9 million as a promissory note secured by the assets of the casino. After receiving offers from several third parties, the Company’s Board of Directors agreed to sell the Colorado Grande-Cripple Creek to Nevada Gold & Casinos, Inc. Nevada Gold & Casinos, Inc. also owns 43% of the Isle-Black Hawk and the Colorado Central Station-Black Hawk.

13. Subsequent Event

On October 24, 2005, Isle of Capri Black Hawk, L.L.C., a joint venture company owned 57% by Isle of Capri Casinos, Inc. and 43% by a subsidiary of Nevada Gold & Casinos, Inc., entered into a $240.0 million Second Amended and Restated Credit Agreement. The credit agreement, which amends and restates the Isle of Capri Black Hawk, L.L.C.’s existing credit agreement in its entirety, provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At the Isle of Capri Black Hawk, L.L.C.’s and the lead arranger’s mutual discretion, Isle of Capri Black Hawk, L.L.C. may increase the size of the revolver and/or term loan facility, in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on December 30, 2005 and ending on September 30, 2011. The revolving loans may bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin up to 1.25% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loans may bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin of 1.0% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin of 1.0% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%. The credit agreement is secured by liens on substantially all of the Isle of Capri Black Hawk, L.L.C.’s assets. The credit agreement contains customary representations and warranties and affirmative and negative covenants and is non-recourse to the Company.

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

 The following table reflects our consolidated net revenues and operating income by state:

	Three months ended				Six months ended
	October 23,	October 24,	Variance	Variance	October 23,	October 24,	Variance	Variance
	2005	2004	$	%	2005	2004	$	%
Net revenues:
Mississippi	$54,366	$60,655	$(6,289)	(10.4%)	$121,557	$123,331	$(1,774)	(1.4%)
Lousiana	51,994	68,734	(16,740)	(24.4%)	117,106	140,171	(23,065)	(16.5%)
Missouri	39,354	41,587	(2,233)	(5.4%)	79,713	83,501	(3,788)	(4.5%)
Iowa	51,640	54,536	(2,896)	(5.3%)	105,785	108,978	(3,193)	(2.9%)
Colorado	39,633	33,621	6,012	17.9%	78,989	68,261	10,728	15.7%
International	6,371	4,371	2,000	45.8%	15,440	12,718	2,722	21.4%
Corporate and other	4,584	4,267	317	7.4%	10,886	9,531	1,355	14.2%
Total net revenues	$247,942	$267,771	$(19,829)	(7.4%)	$529,476	$546,491	$(17,015)	(3.1%)

Operating income:
Mississippi	$5,631	$3,548	$2,083	58.7%	$12,504	$12,435	$69	0.6%
Lousiana	2,247	8,950	(6,703)	(74.9%)	8,233	19,189	(10,956)	(57.1%)
Missouri	6,040	5,457	583	10.7%	12,295	11,710	585	5.0%
Iowa	9,015	11,182	(2,167)	(19.4%)	21,210	23,349	(2,139)	(9.2%)
Colorado	9,352	6,842	2,510	36.7%	18,646	15,266	3,380	22.1%
International	(1,386)	(3,024)	1,638	54.2%	(865)	(4,679)	3,814	81.5%
Corporate and other	(16,060)	(10,274)	(5,786)	(56.3%)	(28,953)	(18,128)	(10,825)	(59.7%)
Operating income	$14,839	$22,681	$(7,842)	(34.6%)	$43,070	$59,142	$(16,072)	(27.2%)

In Mississippi, our four operations accounted for 21.9% of its net revenues. Isle-Biloxi’s net revenues and operating income for the second quarter fiscal 2006, decreased primarily due to the closure of the property from extensive Hurricane Katrina damage. The Isle-Biloxi recorded an insurance receivable in the second quarter up to the amount of operating and incremental expenses incurred since the storm. Isle-Biloxi will record any related income from business interruption proceeds when the insurance carriers agree to the amount. We have also recorded an impairment charge for the estimated amount of the property damage and an offsetting insurance receivable. Accordingly these expenses do not impact our operating results. When the insurance carriers agree to the amounts of property damage payments, we will record any related gains. Isle-Natchez experienced increases in both net revenues and operating income resulting from significant population shifts into its market area. Isle-Vicksburg showed an increase in operating income over prior year on flat net revenues driven primarily by improved efficiencies in marketing spend and overall cost controls. Isle-Lula’s net revenues and operating income both saw a decline due to a very competitive market.

In Louisiana, our two properties contributed 21.0% of its net revenues. Isle-Lake Charles experienced a decrease in net revenues and operating income  due to the entry into the market of a new competitor and from the closure of the casino from the effects of Hurricane Rita. Isle-Lake Charles recorded insurance receivable for operating and incremental expenses related to the 16-day closure caused by Hurricane Rita. The net effect of this is that Isle-Lake Charles reflected no operating income contribution for the 16-day period. Isle-Lake Charles will record any related income from expected business interruption proceeds when the insurance carrier has agreed to the amount. The Isle-Lake Charles has recorded a $1.2 million expense for estimated property damage, which is included in the line item Hurricane related charges, net on the income statement, because we do not expect the property damage insurance proceeds to exceed the cost. Isle-Bossier City showed a decrease in net revenues and operating income due to increased competition from, and expansion of, Native American gaming in Oklahoma.

In Missouri, our two properties contributed 15.9% of its net revenues. Isle-Kansas City’s net revenues and operating income were down due primarily to the closure of the I-35 Paseo Bridge immediately adjacent to the Isle property. The I-35 Paseo Bridge was closed for 68 days during the second fiscal quarter and 106 days during the six months ended October 23, 2005. The bridge re-opened on September 1, 2005. Isle-Boonville’s net revenues and operating income remained constant despite construction disruption from the property’s new hotel. Construction of the 140-room hotel continues on schedule and is expected to open in the spring of 2006.

In Iowa, our three casinos contributed 20.8% of its net revenues. Both Isle-Bettendorf and Rhythm City-Davenport showed a decline in both net revenues and operating income due to increased competition. Isle-Marquette remained constant in both net revenues and operating income.

In Colorado, our two Black Hawk casino operations contributed 16.0% of its net revenues. The properties saw an increase in net revenues and operating income due to substantial completion of our expansion projects and the reduction of construction disruption compared to the prior year period.

Our international operations account for approximately 2.6% of our overall revenues. Isle-Our Lucaya experienced an increase in net revenues and a decrease in the negative operating income compared to the prior year, primarily due to being closed in the prior year related to Hurricane Frances and Hurricane Jeanne.

We remain committed to our development project in the UK to build a casino in Coventry; however, legislation enacted in April 2005 limits the number of regional casinos to one. The number may be increased only through additional legislation. We have obtained all necessary gaming licenses to open a casino at the RICOH™ Arena Coventry in the latter part of calendar 2006 under the Gaming Act of 1968. We believe we are well positioned to develop a regional casino in Coventry should we be awarded a regional casino license.

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

Goodwill and Other Intangible Assets

At October 23, 2005, we had goodwill and other intangible assets with indefinite useful lives of $433.1 million, representing 24.4% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the company’s goodwill and intangible assets below its carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2005 and determined that goodwill and other indefinite-lived intangible assets were not impaired. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At October 23, 2005, we had property and equipment of $1.03 billion, representing 58.1% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with the Company’s “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Insurance Accounting

    During the quarter ended October 23, 2005, hurricane related charges were recognized related to impairment charges of $60.1 million for assets damaged or destroyed by the hurricanes and $11.3 million for incremental costs incurred related to the hurricanes and the property operating costs related to the periods affected by the hurricanes. These amounts are included in the hurricane related charges, net in the accompanying statements of income. We have insurance coverage related to property damage, incremental costs and property operating expenses we incur due to damage caused by the hurricanes. The hurricane related charges, net account also includes the anticipated recoveries expected from our insurance carriers of $70.2 million related to the impairments recognized related to the damaged property, the incremental costs and property operating expenses that management believes are probable of collection. When our insurance carriers and we agree on the final amount of the insurance proceeds we are entitled to, we will also record any related gain in this account. Our insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with the insurance carrier and will be reflected in the related properties’ revenues.

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

Results of Operations

Our results of operations for the three and six months ended October 23, 2005, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, the Blue Chip-Dudley, the Blue Chip-Wolverhampton, the Blue Chip-Walsall and Pompano Park. For the three and six months ended October 24, 2004, results have been reclassified to reflect the Colorado Grande-Cripple Creek as discontinued operations.

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

Three Fiscal Months Ended October 23, 2005 Compared to Three Fiscal Months Ended October 24, 2004

Gross revenues for the fiscal quarter ended October 23, 2005 were $301.6 million, which included $252.6 million of casino revenue, $12.9 million of room revenue, $3.8 million of pari-mutuel commissions, and $32.3 million of food, beverage and other revenue. This compares to gross revenues for the fiscal quarter ended October 24, 2004 of $325.5 million, which included $273.6 million of casino revenue, $12.3 million of room revenue, $3.4 million of pari-mutuel commissions and $36.2 million of food, beverage and other revenue.

Casino revenue decreased compared to fiscal quarter ended October 24, 2004. We saw a large decrease in casino revenues at our Isle-Biloxi property due primarily to Hurricane Katrina in late August. Isle-Lake Charles also showed a sharp decline in revenues as a result of the 16-day closure following Hurricane Rita and the entry of a new competitor into the market. Isle-Bossier City also saw decreased casino revenues as competition continues to increase due to Native American gaming in Oklahoma. In Colorado, casino revenues increased as our construction has been completed and disruption has ceased.

Room revenue increased $0.6 million, or 4.8%, compared to fiscal quarter ended October 24, 2005, primarily resulting from the additional capacity at the Isle-Biloxi. Isle-Lake Charles, Isle-Bossier City, Isle Natchez and Isle Vicksburg experienced increased cash revenue room sales from evacuees and relief workers. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal quarter end were up a total of $0.4 million, or 12.4%, due to an increase in racing days in fiscal 2006 vs. fiscal 2005. Food and beverage revenues decreased by $3.9 million, or 12.1%, stemming from the Isle-Biloxi and Isle Lake Charles closures following the hurricanes.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances decreased by 7.6% in fiscal quarter ended October 23, 2005, as direct mail efforts were halted in our hurricane stricken markets.

Casino operating expenses decreased 14.9% compared to fiscal quarter ended October 24, 2004. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. These costs were down due to the closure of Isle-Biloxi and Isle-Lake Charles following the hurricanes.

State and local gaming taxes also decreased compared to fiscal quarter ended October 24, 2004. The rate for taxes as a percentage of gaming revenue increased from 22.0% to 22.3%.

Room expenses increased $0.3 million, or 13.0%, compared to fiscal quarter ended October 24, 2004. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

Pari-mutuel operating costs of Pompano Park in Florida increased 16.4% compared to fiscal quarter ended October 24, 2004. This is related to an increase in racing days in fiscal 2006 vs. 2005. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food and beverage expenses decreased 8.5% over fiscal quarter ended October 24, 2004. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 23.9% for the fiscal quarter ended October 24, 2004, to 24.5% for the fiscal quarter ended October 23, 2005. These expenses decreased partly as a result our hurricane stricken markets.

Marine and facilities expenses increased $1.1 million, or 6.6%, compared to fiscal quarter ended October 24, 2004. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.
This increased maintenance was due primarily to preparations at Isle-Biloxi for Hurricane Katrina and at Isle-Lake Charles for Hurricane Rita.

Marketing and Administrative expenses decreased $2.4 million, or 3.0%, compared to fiscal quarter ended October 24, 2004 primarily due to lower new development costs versus prior year. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation expense has remained flat over fiscal quarter ended October 24, 2004.

Net interest expense increased 7.1% compared with fiscal quarter ended July 25, 2004. This is attributable to the higher interest rates and higher debt balances on the Company’s senior secured credit facility partially offset by higher interest income.

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

Six Fiscal Months Ended October 23, 2005 Compared to Six Fiscal Months Ended October 24, 2004

Gross revenues for the six months ended October 23, 2005, were $643.5 million, which included $536.4 million of casino revenues, $27.2 million of room revenues, $9.0 million of pari-mutuel commissions and $70.9 million of food, beverage and other revenues. This compares to gross revenues for the six months ended October 24, 2004, of $661.1 million, which included $555.6 million of casino revenues, $25.2 million of room revenues, $7.8 million of pari-mutuel commissions and $72.4 million of food, beverage and other revenues.

Casino revenues declined at those properties that were affected by hurricane disruptions, particularly the Isle-Biloxi and the Isle-Lake Charles. We saw a decrease in casino revenues at our Missouri properties due primarily the I-35 Paseo bridge closure for 106 days during the six months ended October 23, 2005. We also faced decreases in casino revenues at the Isle-Bossier City because of increased competition from Native American gaming in Oklahoma.

Room revenues increased 7.9% primarily resulting from the additional capacity at the Isle-Biloxi following Hurricane Katrina. Isle-Lake Charles, Isle-Bossier City, Isle-Natchez and Isle-Vicksburg experienced increased cash revenue room sales from evacuees and relief workers. Pari-mutuel commissions earned at Pompano Park in Florida increased slightly, as the increase in number of live race days helped to offset the general decline in onsite wagering on horse races. Food and beverage revenues decreased by 2.1% because of the closures of Isle-Biloxi and Isle-Lake Charles following Hurricane Katrina and Hurricane Rita, respectively.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances remained flat over the same fiscal period a year ago.

Casino operating expenses for the first six months of fiscal 2006 decreased 4.6% when compared to the first six months of fiscal 2005. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The decrease in casino operating expenses is attributable to the hurricanes in our Isle-Biloxi and Isle-Lake Charles markets.

Gaming taxes decreased 4.4% in the six months ended October 23, 2005, and gaming taxes as a percentage of casino revenues decreased from 22.1% for the six months ended October 24, 2004 to 21.8% of casino revenues for the six months ended October 23, 2005. Effective July 1, 2004, we were subject to an additional assessment of 2.0% of gross gaming revenues in Iowa due to a tax increase enacted in that state. This increase was offset by decreased gaming taxes for Isle-Biloxi.

Room expenses for the six months ended October 23, 2005 increased 9.7% when compared to the six months ended October 24, 2004. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was due primarily to the additional room occupancy at the Isle-Bossier City and Isle-Biloxi.

Pari-mutuel expenses increased 14.4% in the six months ended October 23, 2005 as pari-mutuel commissions increased due to more racing days in fiscal 2006 than in fiscal 2005.

Food, beverage and other expenses decreased 3.9% during the six months ended October 23, 2005. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues decreased from 24.6% for the six months ended October 24, 2004 to 24.1% for the six months ended October 23, 2005. These expenses decreased partly as a result of our hurricane stricken markets.

Marine and facilities expenses increased 2.5% for the six months ended October 23, 2005. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to the Isle-Biloxi preparing for Hurricanes Cindy, Dennis and Katrina and Isle-Lake Charles preparing for Hurricane Rita.

Marketing expenses increased 2.9% for the six months ended October 23, 2005. The increase in expenses is primarily due to $8.3 million in new development and increased marketing efforts in select markets. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation and amortization expense increased 2.9% for the six months ended October 23, 2005. Depreciation has increased as a result of the company’s capital expansion programs. The increase was primarily due to the capital additions at the Isle-Biloxi, Isle-Bossier City, the Isle-Lake Charles and the Isle-Kansas City.

Our effective tax rate from continuing operations for the six months ended October 23, 2005 was 60.0% compared to 44.1% for the six months ended October 24, 2004, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. This increase in effective rate over the comparable prior fiscal period is attributable to the effect of permanent items on lower forecasted earnings for the entire fiscal year.

Liquidity and Capital Resources

At October 23, 2005, we had cash and cash equivalents and marketable securities of $144.5 million compared to $162.7 million at April 24, 2005, the end of our last fiscal year. Of this $18.2 million decrease, $21.2 million is a decrease in cash and cash equivalents and is the net result of $54.8 million net cash provided by operating activities, $124.6 million net cash used in investing activities, $49.2 million net cash provided by financing activities and $0.6 million decrease in cash from the effect of foreign currency exchange rates. The offsetting increase of $3.0 million is marketable securities held by Capri Insurance Corporation, of which we have the ability to draw up to 50% of the balance of these securities. In addition, as of October 23, 2005, we had $390.1 million of capacity under lines of credit and available term debt which consisted of $382.1 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $4.0 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk), and $4.0 million under other lines of credit and available term debt. During the six months ended October 23, 2005, the Isle-Black Hawk drew down $10.0 million on its revolving loan under the Isle-Black Hawk’s senior secured credit facility. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Investing Activities

    We invested $91.6 million in property and equipment during the six fiscal months ended October 23, 2005, excluding the construction for the Isle-Biloxi new casino barge. The following table reflects expenditures and accruals for property and equipment on major projects for which we are committed to in the six fiscal months ended October 23, 2005 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to the beginning of fiscal 2005.

		Actual		Remaining
		Fiscal Year	Six Months	Fiscal Year
		Ended 4/24/05	Ended 10/23/05	Ending 4/30/06	Thereafter
		(1)	(1)	(1)
		(dollars in millions)
Property	Project
Isle-Biloxi	Construct hotel & parking facility	$43.5	$11.2	$1.7	$-
Isle-Bossier City	Construct hotel & entertainment center	5.8	-	-	-
Isle-Bossier City	Renovate casino	2.4	2.0	0.2	-
Isle-Bettendorf	Construct hotel	-	0.4	3.9	40.7
Isle-Lake Charles	Renovate & expand casinos	11.6	4.4	2.0	-
Isle-Pompano	Construct casino	-	6.1	4.3	-
Isle-Boonville	Construct hotel	2.0	6.1	9.4	-
Isle-Black Hawk (57% owned)	Expansion & public improvements	62.5	16.6	9.9	-
Isle-Waterloo	Construct casino & hotel	-	0.7	13.3	120.5
Coventry	Construct leasehold improvements	8.4	8.3	18.1	24.2
Blue Chip	Construct leasehold improvements	2.2	-	-	-
Other properties (2)	IGT Advantage program	9.3	7.7	7.7	-
All	Slot programs	31.8	11.7	11.6	-
All	Other capital improvements	30.4	16.4	81.3	13.1
Total		$209.9	$91.6	$163.4	$198.5

(1) Excludes: Isle-Biloxi new casino barge
(2) Includes: Isle-Biloxi, Isle-Vicksburg, Isle-Natchez and Isle-Lula.

The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.

The previously announced Isle-Biloxi hotel and parking plan, estimated at $79.0 million, included an additional 400 hotel rooms, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility. This project was completed prior to Hurricane Katrina, with the exception of the spa. In October 2004, we announced plans to replace the casino at the Isle-Biloxi with a new state-of-the-art casino facility, which was expected to cost approximately $90.0 million and was expected to open in December 2005. The Isle-Biloxi casino barge and the new casino barge, under construction, were destroyed by Hurricane Katrina.

Subject to the receipt of necessary permits and licenses, the Company plans to reopen an interim casino at Isle-Biloxi within the next 60 days. The proposed interim casino, to be located in the hotel, is expected to offer approximately 1,100 gaming positions, to be accompanied by two restaurants, parking for 1,000 vehicles and 550 hotel rooms. Preliminary plans are in process for rebuilding a new permanent casino on the property. We believe we have adequate insurance to cover the cost of rebuilding the Isle-Biloxi.

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

We began construction of a 140-room hotel, including 20 suites and a 6,000 square foot event center at the Isle-Boonville in January 2005. The project is expected to be complete in late spring of 2006 and we have spent approximately $8.1 million on the project. The remaining $9.4 will be spent in the third and fourth quarters of fiscal 2006.

    We are in the final stages of a $94.0 million expansion project for the Isle-Black Hawk and Colorado Central Station-Black Hawk properties. We recently completed our expansion of the Isle-Black Hawk and the Colorado Central Station-Black Hawk casinos. We have completed a portion of our new 1,000 space parking structure with 600 parking spaces open to the public. The new 162-room Colorado Central Station hotel is currently ahead of schedule and expected to be completed near the end of calendar year 2005. Additionally, we continue to construct public improvements to extend Main Street directly to Colorado Route 119, approximately one half-mile closer to Denver. Completion is expected in the spring of 2006.

As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri-themed casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, Isle was granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). Total project costs are estimated to be $59.0 million ($3.0 million increase from first quarter, due to exchange rate adjustment). Project costs for the leased space include design, architectural, mechanical and electrical build-out, construction and equipment. As of fiscal quarter end October 23, 2005, we have spent $16.7 million on the Coventry project and expect to spend the remainder over the next nine months. Completion date for the casino at the RICOHTM Arena Coventry is estimated to be in the fall of 2006.

The Isle-Marquette had planned $5.9 million in improvements, which included a 60-room hotel and improved parking. This construction has been delayed due to wetlands remediation approvals. We are currently evaluating other alternative hotel development scenarios for this property.

We have been selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. We plan to spend approximately $134.4 million on constructing a single level casino with 1,300 gaming positions, three of our signature restaurants, a 200-room hotel and 1,000 parking spaces. We expect the project to take approximately 20 months following the receipt of necessary permits and licenses. Construction was started in September 2005.

On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. Our bid currently expires on December 31, 2005, which date has been extended monthly by us numerous times. If this merger is completed, we expect to spend approximately $150.0 million in addition to amounts already expended at the site in Rosemont, Illinois to construct a single-level, 40,000 square foot casino with 1,200 gaming positions, restaurants, an entertainment venue and retail space. We plan to finance the Rosemont, Illinois project through equity contributions from us and from a limited number of individual investors, who in the aggregate will own 20% as required by Illinois law, in an amount sufficient to allow non-recourse financing for the remainder of the cash needed to complete the project. The federal bankruptcy court has confirmed the plan of reorganization pursuant to which the merger would be consummated.

The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of our bid. In addition, during the fourth quarter of fiscal 2005, the governor of Illinois appointed new members to the gaming board. The reconstituted gaming board (working with the Illinois Attorney General) resumed, and recently completed, an administrative proceeding seeking to revoke the gaming license from our proposed merger partner, which if successful may adversely impact our ability to operate a gaming facility in the Village of Rosemont. The administrative law judge issued a written recommendation upon the conclusion of the administrative proceeding that the gaming license be revoked, and we expect that the Illinois Gaming Board will vote shortly as to whether to accept that recommendation. The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of us in connection with the merger provided for under the plan of reorganization (which suitability review has been “suspended” by the Illinois Gaming Board pending the completion of the aforementioned revocation proceeding). For the above reasons, among others, there can be no assurance that the foregoing conditions will be satisfied or that we will ultimately acquire the license.

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

In November 2004, voters in the State of Florida amended the state’s constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. An appeal challenging the validity of signatures needed to place the amendment on the ballot is pending following the granting of summary judgment against the plaintiffs in a lower court dismissing the challenge. Broward county voters passed their local referendum and Miami-Dade county voters rejected their referendum in March 2005. Enabling gaming legislation has not been passed by the Florida legislature despite the constitutional requirement that such legislation be in effect by July 1, 2005. A special session to consider such legislation is now scheduled to begin on December 5, 2005. Along with the other Broward county pari-mutuels, we filed a lawsuit seeking authority to proceed with the development of slot machine facilities despite the absence of enabling legislation. A Circuit Court judge issued a decision in favor of the pari-mutuel facilities, which decision is on appeal. As a result of the foregoing, the regulation and timing of the installation and operation of slot machines is uncertain. We have plans to expand the existing facility to accommodate up to 2,000 slot machines at a cost of approximately $165.0 million to be open approximately nine to twelve months after construction begins. We have not determined whether to open a temporary facility.

In January 2005, we announced plans to deploy the IGT Advantage™Casino System. The total cost of the project is expected to be approximately $24.7 million, of which $1.8 million is included in the Colorado Central Station-Black Hawk property expansion project discussed above. We have also spent $15.2 million at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Lula and the Isle-Natchez, leaving a remaining budget of $7.7 million. This will allow our properties to experience product upgrades to operate more competitively within their markets. Our slot improvement initiative also includes an increased ticket-in/ticket-out slot product offering.

Other capital improvements include maintenance capital items and other small projects.

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

Financing Activities

During the six fiscal months ended October 23, 2005, we had net sources of cash of $49.2 million primarily in the following financing activities:

• We made net borrowings under the Isle-Black Hawk senior secured credit facility of $10.0 million.

• We exercised a $50.0 million delayed draw term loan available under its Senior Secured Credit Facility.

• We made principal payments on our senior secured credit facility and other debt of $1.5 million.

• We made cash distributions to a minority partner totaling $0.7 million.

As of October 23, 2005, we had $390.1 million of capacity under lines of credit and available term debt consisting of $382.1 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $4.0 million of unused credit capacity under the Isle-Black Hawk senior secured credit facility (limited to use by the Isle-Black Hawk) and $4.0 million of available credit under other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through February 2011. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

During fiscal 2005, we modified the covenants related to the Isle-Black Hawk senior secured credit facility to align the covenants with the financial impact of construction at Isle-Black Hawk. The Isle-Black Hawk is in compliance with all covenants contained in our senior and subordinated debt instruments as of October 23, 2005.

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

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair market values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted as of the beginning of the first interim reporting period of our first fiscal year that begins on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We are required to adopt SFAS 123(R) for reporting periods beginning on May 1, 2006, but are continuing to evaluate our option to early adopt.

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

Isle-Black Hawk Senior Secured Credit Facility

The Isle-Black Hawk has entered into seven interest rate swap agreements with an aggregate notional value of $80.0 million, or 49.0% of its variable rate term debt, outstanding under the Isle-Black Hawk senior secured credit facility as of October 23, 2005. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. These interest rate swap agreements terminate as follows: $40.0 million in each of fiscal 2006 and 2008. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended October 23, 2005. Accordingly, no gains or losses have been recognized on these cash flow hedges.

The following table provides information at April 24, 2005 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. There have been no material changes to this information since April 24, 2005.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate
Fiscal year								Fair Value
(dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Total	4/24/2005
Liabilities
Long-term debt, including current portion
Fixed rate	$1.6	$1.1	$1.2	$1.3	$1.0	$704.3	$710.5	$706.3
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

Variable rate	$5.9	$31.4	$164.5	$4.5	$2.5	$236.9	$445.7	$445.7
Average interest rate (1)	6.0%	6.6%	6.7%	6.3%	6.4%	6.6%

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable (2)	$40.0	$-	$40.0	$-	$-	$-	$80.0	$0.3
Average pay rate	2.6%	3.8%	3.8%	0.0%	0.0%	0.0%
Average receive rate	3.6%	4.2%	4.4%	0.0%	0.0%	0.0%

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of October 23, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of October 23, 2005.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended October 23, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August 1997, a lawsuit was filed that seeks to nullify a contract to which Louisiana Riverboat Gaming Partnership is a party. Pursuant to the contract, Louisiana Riverboat Gaming Partnership paid a fixed amount plus a percentage of revenues to various local governmental entities, including the City of Bossier City and the Bossier Parish School Board, in lieu of payment of a per-passenger boarding fee. The case was tried on April 6, 2004. The trial court rendered a ruling in favor of the defendants, finding that, although the legislature amended the boarding fee statute in 2003 so as to prohibit future boarding fee agreements, any pre-existing agreement between a riverboat and either the City of Bossier City or the Bossier Parish Police Jury will remain valid and in effect until its expiration. Louisiana Riverboat Gaming Partnership’s contract expired on April 4, 2004. Therefore, Louisiana Riverboat Gaming Partnership now pays a boarding fee to the City as outlined by the statute. Louisiana Riverboat Gaming Partnership still has an existing contract with the Bossier Parish Police Jury, which was not an issue in the litigation, and which will remain in effect until its expiration on January 1, 2007, unless extended by the parties. The plaintiffs appealed the trial court’s ruling to the Second Circuit Court of Appeal, and the appellate court reversed and remanded the matter. We, along with the other defendants, filed writ applications to appeal the matter to the Louisiana Supreme Court. The court has granted two applications for appeal-one filed on behalf of Bossier City and Bossier Parish, and another filed on behalf of the Bossier Sheriff’s Office and the Greater Bossier Economic Development Foundation. A hearing has not been scheduled. The Company will continue to vigorously defend this matter as may be required.

Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.8 million as of October 23, 2005, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which is expected to take place at the end of 2006 or early 2007. The civil matter is set for hearing before the Greek Supreme Court during May 2006.

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri against us and a subsidiary alleging a breach of a 1993 contract entered into by the County and that subsidiary, and guaranteed by Lady Luck Gaming Corporation, relating to the development of a casino site near Kimmswick, Missouri. The suit alleged damages in excess of $10.0 million. We increased our reserve for this suit by $6.1 million in the quarter ended October 23, 2005. Subsequent to the end of the quarter, the parties reached a settlement that is within the amounts reserved.

We are subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, and are subject to cleanup requirements at certain of our facilities as a result thereof. We have not made, and do not anticipate making, material expenditures, nor do we anticipate incurring delays with respect to environmental remediation or protection. However, in part because our present and future development sites have, in some cases, been used as manufacturing facilities or other facilities that generate materials that are required to be remediated under environmental laws and regulations, there can be no guarantee that additional pre-existing conditions will not be discovered and that we will not experience material liabilities or delays.

      We are subject to various contingencies and litigation matters and have a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, we believe that they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
Period
July 25, 2005 to August 21, 2005	67,000	$ 24.71	67,000	421,205

August 22, 2005 to September 25, 2005	250,303	23.02	250,303	170,902

September 26, 2005 to October 23, 2005	50,000	21.87	50,000	1,620,902

Total	367,303	$ 23.20	367,303	1,620,902

(1)   We have purchased our common stock under two separate repurchase programs. The first program, which allowed repurchase of up to 1,500,000 shares, was announced on  November 15, 2000 and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001. The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. On October 7, 2005 the board also approved the repurchase of an additional 1,500,000 shares. Through October 23, 2005, we have purchased 4,379,098 shares of our common stock under the two programs. These programs do not have maximum approved dollar amounts, nor expiration dates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS.

Annual Meeting of Stockholders

The Annual Meeting of Stockholders was held on October 7, 2005, at which the following matters were submitted to a vote of the stockholders:

(1)	To elect seven persons to the Board of Directors; and

(2)	To approve the amendment of the Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan; and

(3)	To ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending April 24, 2005.

At the Annual Meeting of Stockholders, each of the following individuals were elected to serve as directors of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:

Name	For	Withheld	Against

Bernard Goldstein	22,368,706	5,776,136	-
Robert S. Goldstein	22,680,614	5,464,228	-
Alan J. Glazer	25,741,465	2,403,377	-
Emanuel Crystal	26,057,137	2,087,705	-
W. Randolph Baker	26,835,780	1,309,062	-
Jeffrey D. Goldstein	22,737,806	5,407,036	-
John G. Brackenbury	21,998,830	6,146,012

The voting on the other matters as ordered at the Annual Meeting of Stockholders was as follows:

Matter	For	Against	Abstained	Not Voted

Approval of the Isle of Capri Casinos, Inc. 2000 Long-term Stock Incentive Plan	21,476,006	3,773,559	13,936	2,881,311

Matter	For	Against	Abstained	Not Voted

Ratification of selection of Ernst & Young LLP	28,134,242	8,604	1,996	-

ITEM 5. OTHER INFORMATION.

At a meeting on October 7, 2005, the Stock Option and Compensation Committee approved additional compensation to be paid to directors who are not employees for attending company-related meetings other than board and committee meetings. Non-employee directors shall receive $1,000 for each such meeting attended, which is more than four hours in duration, inclusive of travel time.

ITEM 6. EXHIBITS.

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLE OF CAPRI CASINOS, INC.

Dated: December 2, 2005	/s/ DONN MITCHELL
Donn Mitchell, Interim Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1A	Certificate of Incorporation of Casino America, Inc. (1)

3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (2)

3.2A	By-laws of Casino America, Inc. (1)

3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (3)

4.3	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (4)

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

10.27
First Amended and Restated Credit Agreement, dated as of April 22, 2003, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the agents named therein and certain other lenders party from time to time thereto (16)

10.28
First Amendment to First Amended and Restated Credit Agreement, dated as of February 6, 2004, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (16)

10.29
Second Amendment to First Amended and Restated Credit Agreement, dated as of July 26, 2004, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (16)

INDEX TO EXHIBITS (continued)

10.30
Third Amendment to First Amended and Restated Credit Agreement, dated as of April 22, 2005, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (19)

10.31
Second Amended and Restated Credit Agreement, dated as of October 24, 2005, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (20)

10.32	Voluntary Resignation Agreement dated November 14, 2005, between Isle of Capri Casinos, Inc. and Rexford A. Yeisley (21)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

(1)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.

(2)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.

(3)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(4)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.

(5)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.

(6)	Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.

(7)	Filed as an exhibit to Casino America, Inc.’s Annual Report on form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.

(8)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.

(9)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.

(10)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.

(11)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.

(12)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.

(13)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

INDEX TO EXHIBITS (continued)

(14)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(15)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(16)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2005 (File No. 0-20538) and incorporated herein by reference.

(17)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 10, 2005 (File No. 0-20538) and incorporated herein by reference.

(18)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2005 (File No. 0-20538) and incorporated herein by reference.

(19)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-20538) and incorporated herein by reference.

(20)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on October 24, 2005 (File No. 0-20538) and incorporated herein by reference.

(21)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on November 17, 2005 (File No. 0-20538) and incorporated herein by reference.

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Bernard Goldstein, Chief Executive Officer of Isle of Capri Casinos, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Isle of Capri Casinos, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 2, 2005	/s/ Bernard Goldstein
Bernard Goldstein
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF INTERIM CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Donn Mitchell, Interim Chief Financial Officer of Isle of Capri Casinos, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Isle of Capri Casinos, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 2, 2005	/s/ DONN MITCHELL
Donn Mitchell
Interim Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Isle of Capri Casinos, Inc. (the “Company”) on Form 10-Q for the period ended October 23, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Quarterly Report”), I, Bernard Goldstein, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

(1) The Quarterly Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bernard Goldstein
Bernard Goldstein
Chief Executive Officer
December 2, 2005

EXHIBIT 32.2

CERTIFICATION OF INTERIM CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Isle of Capri Casinos, Inc. (the “Company”) on Form 10-Q for the period ended October 23, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Quarterly Report”), I, Donn Mitchell, Interim Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

(1) The Quarterly Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Donn Mitchell
Donn Mitchell
Interim Chief Financial Officer

December 2, 2005