Form 10-Q
period 2006-03-03
ISLE OF CAPRI CASINOS INC
filed 2006-03-03
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 22, 2006

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

As of February 27, 2006 the Company had a total of 34,024,141 shares of Common Stock outstanding (which includes 3,902,423 shares held by us in treasury).

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

Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further discussed in the Section “Risk Factors” in our annual report on Form 10-K for the fiscal year ended April 24, 2005, as such factors may be updated in subsequent SEC filings. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	the effect of significant competition from other gaming operations in the markets in which we operate;

•	the effects of changes in gaming authority regulations;

•	the effects of changes in gaming taxes;

•	the effects of changes in non-gaming regulations;

•	loss of key personnel;

•	the impact of inclement weather on our patronage;

•	the timing and amount of collection of insurance receivables;

•	the effects of construction and related disruptions associated with expansion projects at existing facilities;

•	the effects of increases in energy and fuel prices;

•	general and regional economic conditions;

•	the effects of limitations imposed by our substantial indebtedness; and

•	political conditions and regulatory uncertainties in the U.S. and international venues in which we operate or are pursuing development opportunities.

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

Index

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except per share data)
ASSETS	January 22,	April 24,
	2006	2005
Current assets:
Cash and cash equivalents	$107,804	$146,743
Marketable securities	19,137	16,016
Accounts receivable, net	17,815	15,460
Insurance receivable, net	81,622	-
Deferred Income Taxes	9,669	9,595
Prepaid expenses and other assets	20,316	16,634
Total current assets	256,363	204,448
Property and equipment, net	1,070,796	1,026,906
Other assets:
Goodwill	340,240	343,851
Other intangible assets	92,829	72,364
Deferred financing costs, net	16,812	19,461
Restricted cash	2,208	2,193
Prepaid deposits and other	29,558	15,665
Total assets	$1,808,806	$1,684,888
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,174	$7,501
Accounts payable	52,696	42,456
Accrued liabilities:
Interest	24,351	10,312
Payroll and related	50,519	47,806
Property and other taxes	22,428	21,061
Income taxes	7,711	1,160
Progressive jackpots and slot club awards	14,686	15,045
Other	44,440	34,321
Total current liabilities	225,005	179,662
Long-term debt, less current maturities	1,222,439	1,148,617
Deferred Income Taxes	52,952	54,873
Other accrued liabilities	23,015	17,115
Minority interest	25,439	23,225
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 33,957 at January 22, 2006 and 33,528 at April 24, 2005	339	335
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	153,870	148,177
Unearned compensation	(1,521)	(1,488)
Retained earnings	150,031	146,133
Accumulated other comprehensive income (loss)	(607)	2,858
	302,112	296,015
Treasury stock, 3,902 shares at January 22, 2006 and 3,607 shares at April 24, 2005	(42,156)	(34,619)
Total stockholders' equity	259,956	261,396
Total liabilities and stockholders' equity	$1,808,806	$1,684,888

See notes to the unaudited consolidated financial statements.

Index

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	January 22,	January 23,	January 22,	January 23,
	2006	2005	2006	2005
Revenues:
Casino	$276,987	$266,700	$813,418	$822,344
Rooms	9,853	10,509	37,056	35,721
Pari-mutuel commissions and fees	4,350	5,210	13,301	13,011
Food, beverage and other	32,947	36,511	103,842	108,951
Gross revenues	324,137	318,930	967,617	980,027
Less promotional allowances	54,288	53,504	168,292	168,110
Net revenues	269,849	265,426	799,325	811,917
Operating expenses:
Casino	42,529	46,252	129,838	138,090
Gaming taxes	61,239	59,576	180,382	184,146
Rooms	1,851	2,195	7,802	7,609
Pari-mutuel	3,432	3,982	10,548	10,201
Food, beverage and other	7,790	8,618	25,150	26,403
Marine and facilities	16,183	16,798	50,282	50,064
Marketing and administrative	74,808	74,908	238,201	233,672
Other charges	40	1,621	224	1,868
Hurricane related charges, net	3,759	-	4,959	-
Depreciation and amortization	25,385	23,511	76,037	72,757
Total operating expenses	237,016	237,461	723,423	724,810
Operating income	32,833	27,965	75,902	87,107
Interest expense	(21,860)	(18,991)	(63,464)	(56,017)
Interest income	894	528	3,060	1,202
Loss on Extinguishment of Debt	(2,110)	-	(2,110)	-
Minority interest	(440)	(1,440)	(4,387)	(5,122)

Income from continuing operations before income taxes	9,317	8,062	9,001	27,170
Income tax expense	5,184	4,568	5,045	13,243
Income from continuing operations	4,133	3,494	3,956	13,927
Income (loss) from discontinued operations, net of income taxes	-	36	(58)	660
Net income	$4,133	$3,530	$3,898	$14,587

Earnings per common share-basic:
Income from continuing operations	$0.14	$0.12	$0.13	$0.47
Income from discontinued operations, net of income taxes	-	-	-	0.02
Net income	$0.14	$0.12	$0.13	$0.49

Earnings per common share-diluted:
Income from continuing operations	$0.13	$0.11	$0.13	$0.45
Income (loss) from discontinued operations, net of income taxes	-	-	(0.01)	0.02
Net income	$0.13	$0.11	$0.12	$0.47

See notes to the unaudited consolidated financial statements.

Index

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)
						Accum.
						Other
	________					Compre-
	Shares of		Additional	Unearned		hensive		Total
	Common	Common	Paid-in	Compen-	Retained	Income	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	(Loss)	Stock	Equity
Balance, April 24, 2005	33,528	$335	$148,177	$(1,488)	$146,133	$2,858	$(34,619)	$261,396
Net income	-	-	-	-	3,898	-	-	3,898
Unrealized gain on interest
rate swap contracts
net of income taxes of $185	-	-	-	-	-	278	-	278
Foreign currency translation
adjustments	-	-	-	-	-	(3,743)	-	(3,743)
Comprehensive income	-	-	-	-	-	-	-	433
Exercise of stock options, including
income tax benefit of $1,242	429	4	5,325	-	-	-	957	6,286
Purchase of treasury stock	-	-	-	-	-	-	(8,494)	(8,494)
Grant of nonvested stock	-	-	368	(368)	-	-	-	-
Amortization of unearned
compensation	-	-	-	335	-	-	-	335
Balance, January 22, 2006	33,957	$339	$153,870	$(1,521)	$150,031	$(607)	$(42,156)	$259,956

See notes to the unaudited consolidated financial statements.

Index

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Nine Months Ended
	January 22,	January 23,
	2006	2005
Operating activities:
Net income	$3,898	$14,587
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	76,037	73,082
Valuation charge	-	1,621
Amortization of deferred financing costs	2,320	3,091
Amortization of unearned compensation	335	371
Loss on early extinguishment of debt	2,110	-
Deferred income taxes	(2,212)	-
Tax benefit of stock option exercise	1,242	623
Minority interest	4,387	5,122
Impairment charges	55,184	-
Changes in operating assets and liabilities:
Accounts receivable	(3,108)	(1,903)
Insurance receivable	(81,622)	-
Income tax payable	6,551	12,094
Prepaid expenses and other assets	(3,753)	(2,741)
Accounts payable and accrued liabilities	7,291	27,552
Net cash provided by operating activities	68,660	133,499

Investing activities:
Purchase of property and equipment	(157,458)	(142,731)
Acquisition of license	(5,775)	-
Purchase of short-term investments, net of sales	(2,901)	-
Changes on notes receivable	21	(6,055)
Restricted cash	(173)	(280)
Prepaid deposits and other	(10,729)	(485)
Net cash used in investing activities	(177,015)	(149,551)

Financing activities:
Proceeds from debt	122,475	3,071
Net increase on line of credit	2,524	14,282
Principal payments on debt and cash paid to retire debt	(49,609)	(4,831)
Payment of deferred financing costs	(1,792)	(692)
Purchase of treasury stock	(8,493)	(6,360)
Proceeds from exercise of stock options	5,044	2,270
Cash distributions to minority partner	-	(3,600)
Net cash provided by financing activities	70,149	4,140

Effect of foreign currency exchange rates on cash	(733)	83

Net decrease in cash and cash equivalents	(38,939)	(11,829)
Cash and cash equivalents at beginning of period	146,743	134,582
Cash and cash equivalents at end of period	$107,804	$122,753

See notes to the unaudited consolidated financial statements.

Index

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)
	Nine Months Ended
	January 22,	January 23,
	2006	2005
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest	$50,731	$41,858
Income taxes	(545)	419
Supplemental schedule of noncash investing and financing activities:
Other:
Construction costs funded through accrued liabilities	19,552	8,304
Acquisition of license	16,000	-

See notes to the unaudited consolidated financial statements.

6

Index

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

On May 11, 2005, the Company was selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. The Company plans to spend approximately $134.5 million (including $20.0 million in license costs) in constructing a single level casino with 1,300 gaming positions, three of its signature restaurants, a 200-room hotel and 1,000 parking spaces. The Company expects the construction project to take approximately 20 months following the receipt of necessary permits and licenses.

In December 2005, the Company signed a joint development agreement with Lemieux Group LP that includes a provision for Isle to fund a $290 million new multi-purpose arena and pursue a gaming license for 3,000 slot machines in Pittsburgh, Pennsylvania. The new multi-purpose arena and gaming facility are part of a larger billion-dollar effort known as Pittsburgh First to redevelop the Lower Hill and Uptown Districts in conjunction with the Pittsburgh Penguins and a development partner. This proposal is one of three applications under consideration by the Pennsylvania Gaming Control Board for a single license with a decision expected by the end of calendar 2006 or early 2007. If the license is granted to the Isle of Capri, the Company anticipates that the construction of the project would begin shortly thereafter with a temporary casino also a possibility.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 22, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 24, 2005.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year. Fiscal 2006 commenced on April 25, 2005 and ends on April 30, 2006.

Index

2. Summary of Significant Accounting Policies

New Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted for interim periods beginning in the first annual reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company is required to adopt SFAS 123(R) for reporting periods beginning on May 1, 2006.

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

3. Stock-Based Compensation

The Company applies the recognition and measurement principles of APB 25 and related Interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense is reflected in net income related to stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recognizes a tax benefit from the exercise of certain stock options. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), to stock-based employee compensation.

Index

3. Stock-Based Compensation (continued)
	Three Months Ended		Nine Months Ended
	January 22, 2006	January 23, 2005	January 22, 2006	January 23, 2005
	(In thousands, except per share data)

Income from continuing operations	$4,133	$3,494	$3,956	$13,927
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(761)	(1,133)	(2,902)	(3,004)
Pro forma Income before discontinued operations	$3,372	$2,361	$1,054	$10,923
Income (loss) from discontinued operations	$-	$36	$(58)	$660
Pro forma Net Income after discontinued operations	$3,372	$2,397	$996	$11,583

Earnings per share: Basic
As Reported
Income from continuing operations	$0.14	$0.12	$0.13	$0.47
Income (loss) from discontinued operations	$-	$-	$-	$0.02
Net Income	$0.14	$0.12	$0.13	$0.49
Earnings per share: Basic
Pro Forma
Income from continuing operations	$0.11	$0.08	$0.04	$0.37
Income (loss) from discontinued operations	$-	$-	$(0.01)	$0.02
Net Income	$0.11	$0.08	$0.03	$0.39

Earnings per share: Diluted
As Reported
Income from continuing operations	$0.13	$0.11	$0.13	$0.45
Income (loss) from discontinued operations	$-	$-	$(0.01)	$0.02
Net Income	$0.13	$0.11	$0.12	$0.47
Earnings per share: Diluted
Pro Forma
Income from continuing operations	$0.11	$0.08	$0.03	$0.35
Income from discontinued operations	$-	$-	$-	$0.02
Net Income	$0.11	$0.08	$0.03	$0.38
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original	Expected	Expected
Fiscal Quarter	Interest Rate	Expected Life	Volatility	Dividends

January 22, 2006	4.00%	6.26 years	55.8%	None
January 23, 2005	3.97%	6.38 years	55.5%	None

Additionally, under the Company’s Deferred Bonus Plan the Company issues non-vested options to eligible officers and employees who agree to receive a deferred bonus in the form of non-vested stock. The Company amortizes the fair value of the non-vested stock ratably over the vesting period.

Index

4. Hurricanes and Related Charges

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of Mississippi and Louisiana, which resulted in significant damage to the Company’s casino facility and its casino barge under construction in Biloxi, Mississippi. On December 26, 2005 the Company opened a casino in the hotel with 730 slot machines, a live poker room, 27 table games, three restaurants and 525 hotel rooms. Subsequent to the end of the quarter, Isle-Biloxi added an additional 220 slot machines and a European spa.

On September 22, 2005, Hurricane Rita struck the Gulf Coast of Louisiana and Texas, which caused damage to the casino and hotel facilities in Lake Charles, Louisiana. The property was closed for 16 days as a result but subsequently reopened on October 8, 2005.

On October 24, 2005, Hurricane Wilma struck Florida, causing damage to the Company’s Pompano Park racing facility. The Property was closed until December 2, 2005.
The Company initially took an impairment charge of $60.1 million based on initial assessments of damages. After further review of the damaged and destroyed property the Company determined that some of the property could be repaired and used in the future. The impairment charges related to the hurricanes were reduced by $4.9 million for a total of $55.2 million during the quarter ended January 22, 2006. The impairment charge was offset by an insurance receivable for the amount the Company expects to recover from its insurance carriers. The Company has incurred $57.5 million for incremental out-of-pocket costs related to the hurricanes and the property operating costs related to the periods affected by the hurricanes. These amounts are included in the “hurricane related charges, net” in the accompanying statements of income. The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurs due to damage caused by the hurricanes. The “hurricane related charges, net” account also includes the total anticipated recoveries expected from its insurance carriers of $107.7 million related to the impairments recognized related to the damaged property, the incremental costs and property operating expenses that management believes are probable of collection. The Company has received $26.1 million in advance payments from its insurance carriers. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, the Company will also record any related gain in this account. The Company’s insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with the insurance carrier and will be reflected in the related properties’ revenues. The following table shows the activity flowing through the insurance accounts:

	Items Incurred		Items Incurred
	Through		Through
	October 23,		January 22,
	2005	Activity	2006

Property Impairment	60,051	(4,866)	55,185
Incremental Costs Incurred	23,845	33,635	57,484
Hurricane Related Charges	(1,200)	(3,759)	(4,959)
Insurance Receivable, Gross	82,696		107,710
Insurance Receipts	(12,500)	(13,588)	(26,088)
Insurance Receivable, Net	70,196		81,622

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at April 24, 2005	$343,851
Sale of Colorado Grande Enterprises, Inc	(2,897)
Foreign currency translation	(714)
Balance at January 22, 2006	$340,240

Index

Other intangible assets consist of the following:

	January 22,	April 24,
	2006	2005

Gaming licenses	$75,143	$53,379
Trademarks and player database	17,686	18,985
Other intangible assets, net	$92,829	$72,364

During the nine months ended January 22, 2006, the Company incurred $21.2 million of gaming license related fees for our Waterloo, Iowa project and $0.6 million of gaming license fees related to the Pompano, Florida project.

6. Long-Term Debt

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of January 22, 2006 and April 24, 2005.

	January 22,	April 24,
	2006	2005
Long-term debt consists of the following:	(In thousands)

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below)
Variable rate term loan	297,250	249,375
Revolver	10,000	-
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below)
Variable rate term loan Tranche C	189,525	163,350
Revolver	18,000	26,000
Isle-Black Hawk Special Assessment BID Bonds, non-recourse to Isle of Capri
Casinos, Inc. (described below)	532	590
Blue Chip Credit Facility (6.50% at July 24, 2005) due January 2009;
non-recourse to Isle of Capri Casinos, Inc. (described below)	6,579	6,942
Variable rate TIF Bonds due to City of Bettendorf (described below)	3,511	3,875
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,675	1,830
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	-	494
Other	3,541	3,662
	1,230,613	1,156,118
Less current maturities	8,174	7,501
Long-term debt	$1,222,439	$1,148,617

Index

6. Long-Term Debt (continued)

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

9% Senior Subordinated Notes

On March 27, 2002, the Company issued $200.0 million of 9% senior subordinated notes due 2012. The 9% senior subordinated notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk Colorado and Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 10. The 9% senior subordinated notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% senior subordinated notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

Index
6. Long-Term Debt (continued)

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

The proceeds from the refinancing were used to pay down the existing senior secured credit facility term loan, of which $205.6 million in principal and $0.7 million in accrued interest were outstanding as of February 4, 2005. The remainder of the undrawn facility has been and will be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and investments.

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. As of January 22, 2006, the Company was in compliance with all covenants related to this facility.

The weighted average effective interest rate of total debt outstanding under the senior secured credit facility at January 22, 2006 was 6.28%.

At January 22, 2006, the Company had $297.3 million outstanding under the senior secured term loan credit facilities and no amounts outstanding under the revolving credit facility.

Isle-Black Hawk Senior Secured Credit Facility

On October 24, 2005, Isle of Capri Black Hawk, L.L.C., a joint venture company that owns and operates two casinos in Black Hawk, Colorado is owned 57% by Isle of Capri Casinos, Inc. and 43% by a subsidiary of Nevada Gold & Casinos, Inc., entered into a $240.0 million Second Amended and Restated Credit Agreement. The credit agreement, which amends and restates the Isle of Capri Black Hawk, L.L.C.’s existing credit agreement in its entirety, provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At the Isle of Capri Black Hawk, L.L.C.’s and the lead arranger’s mutual discretion, Isle of Capri Black Hawk, L.L.C. may increase the size of the revolver and/or term loan facility, in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on December 30, 2005 and ending on September 30, 2011. The revolving loans may bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin up to 1.25% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loans may bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin of 1.00% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin of 1.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%. The credit agreement is secured by liens on substantially all of the Isle of Capri Black Hawk, L.L.C.’s assets. The credit agreement contains customary representations and warranties and affirmative and negative covenants and is non-recourse to the Company. Pursuant to the refinancing, the Company recognized a loss before income taxes on early extinguishment of debt of $2.1 million, due to the write-off of previously deferred financing costs related to its existing senior secured credit facility. The costs of $1.8 million associated with the new senior secured credit facility have been deferred and are being amortized over the term of the new facility.

Index
The Isle-Black Hawk senior secured credit facility as amended provides for certain covenants including those of a financial nature. The Isle-Black Hawk was in compliance with all of the covenants as of January 22, 2006. The Isle-Black Hawk senior secured credit facility is secured by liens on the Isle-Black Hawk’s assets.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at January 22, 2006 was 6.22%.

6. Long-Term Debt (continued)

Interest Rate Swap Agreements

The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million, or 42.2% of its variable rate term debt, outstanding under the Isle-Black Hawk’s senior secured credit facility as of January 22, 2006. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreements terminate as follows: $40.0 million in fiscal 2006 and $40.0 million in fiscal 2008. The Company evaluates the effectiveness of these hedged transactions on a quarterly basis. No portion of the hedging instruments was ineffective during the quarter ended January 22, 2006. Accordingly, no gains or losses have been recognized on these cash flow hedges.

At January 22, 2006, the Isle-Black Hawk does not expect to reclassify any net gains or losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

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

Blue Chip Credit Facility

In 2004, Blue Chip entered into an agreement with the Bank of Scotland to borrow up to £3.4 million ($6.0 million) to fund its casino development program. As of January 22, 2006, £2.9 million ($5.2 million) has been borrowed. The term loan is being repaid in quarterly payments, and is to be repaid in full by January 2009. As of January 22, 2006, the amount available to be borrowed is £0.2 million ($0.4 million). The interest rate is either, at Blue Chip’s option, the Bank of Scotland’s base rate or LIBOR plus a margin of 1.75 percent.

Isle-Bettendorf TIF Bonds

As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf, Iowa issued $9.5 million in tax incremental financing bonds (“TIF Bonds”), $7.5 million of which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City of Bettendorf’s obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. Additionally, the TIF Bonds will also be repaid from the incremental taxes on the developed property within the defined “TIF District,” which includes the Isle-Bettendorf and over 100 other tax paying entities. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City of Bettendorf $0.25 per person for each person entering the boat until the remaining balance has been repaid.

Index
6. Long-Term Debt (continued)

Rhythm City - Davenport General Obligation Bonds

In 2002, the Rhythm City-Davenport entered into an agreement with the City of Davenport, Iowa whereby the City of Davenport would construct and own a skybridge connecting to the Rhythm City-Davenport’s facility, allowing safer access across the street and railroad tracks. The project has been completed by the City of Davenport and at a cost of $6.4 million, with the Rhythm City-Davenport obligated to pay $1.8 million. In February 2004, the City of Davenport issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. The Rhythm City-Davenport is required to make annual payments of principal and interest to the City of Davenport to retire the bonds.

Lines of Credit

As of January 22, 2006, the Company had $358.9 million of availability under its lines of credit and available term debt as compared to $452.8 million at April 24, 2005. Item 2, Liquidity and Capital Resources, discusses this in further detail.

7. Comprehensive Income

Comprehensive income consists of the following:

	Unrealized gain on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
	(In thousands)
Balance, April 24, 2005	$105	$2,753	$2,858

Net change	278	(3,743)	(3,465)

Balance, January 22, 2006	$383	$(990)	$(607)

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

8. Contingencies

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.9 million as of January 22, 2006 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which is expected to take place at the end of 2006 or early 2007. The civil matter is set for hearing before the Greek Supreme Court during May 2006.

Index

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

Index

9. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 22,	January 23,	January 22,	January 23,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Net income	$4,133	$3,530	$3,898	$14,587
Numerator for basic earnings per share - income
available to common stockholders	$4,133	$3,530	$3,898	$14,587
Effect of diluted securities	-	-	-	-
Numerator for diluted earnings per share-
income available to common stockholders after
assumed conversions	$4,133	$3,530	$3,898	$14,587

Denominator:
Denominator for basic earnings per share -
weighted - average shares	29,951	29,675	30,054	29,632
Effect of dilutive securities
Employee stock options and
nonvested restricted stock	1,091	1,362	1,238	1,144
Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	31,042	31,037	31,292	30,776

Basic earnings per share	$0.14	$0.12	$0.13	$0.49

Diluted earnings per share	$0.13	$0.11	$0.12	$0.47

The Company computed basic earnings per share by dividing net income by the weighted average number of shares outstanding for the period. The Company determined diluted earnings per common at January 22, 2006, as net income divided by the weighted average number of shares outstanding for the period, after applying the “if-converted” method to determine any incremental shares associated stock options outstanding. If anti-dilutive shares were included for the three and nine months ended January 22, 2006, the impact would have been a reduction of 20,954 shares and 18,811 shares, respectively. Anti-dilutive stock options were excluded from the calculation of potential common shares. If anti-dilutive shares were included in the calculation for the three and nine months ended January 23, 2005, the impact would have been a reduction of 48,830 shares and 7,914 shares, respectively.

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

Index

 10. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million 7% Senior Subordinated Notes due 2014. The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of January 22, 2006 and April 24, 2005, statements of income for the three and nine months ended January 22, 2006 and January 23, 2005 and statements of cash flows for the nine months ended January 22, 2006 and January 23, 2005.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,
AND PARENT COMPANY FINANCIAL INFORMATION
AS OF JANUARY 22, 2006 AND APRIL 24, 2005 AND FOR
THE NINE MONTHS ENDED JANUARY 22, 2006 AND JANUARY 23, 2005
UNAUDITED
(In thousands)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of January,22 2006
Balance Sheet
Current assets	$28,410	$183,400	$56,374	$(11,820)	$256,363
Intercompany receivables	995,950	(352,708)	28,513	(671,756)	-
Investments in subsidiaries	249,394	266,486	(6,930)	(508,950)	-
Property and equipment, net	5,009	791,062	274,724	-	1,070,796
Other assets	20,081	408,285	57,782	(4,500)	481,647
Total assets	$1,298,844	$1,296,525	$410,463	$(1,197,026)	$1,808,806

Current liabilities	$44,884	$135,973	$72,660	$(15,260)	$238,257
Intercompany payables	-	585,821	84,539	(670,360)	-
Long-term debt,
less current maturities	1,004,750	7,374	210,315	-	1,222,439
Other accrued liabilities	(11,087)	79,309	(5,507)	-	62,714
Minority interest	-	-	-	25,439	25,439
Stockholders' equity	260,297	488,048	48,456	(536,845)	259,957
Total liabilities and stockholders' equity	$1,298,844	$1,296,525	$410,463	$(1,197,026)	$1,808,806

Index

10. Consolidating Condensed Financial Information (continued)
	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended January 22, 2006
Statement of Income
Revenues:
Casino	$-	$227,199	$49,789	$-	$276,987
Rooms, food, beverage and other	(39)	39,558	10,486	(2,855)	47,150
Gross revenues	(39)	266,757	60,275	(2,855)	324,137
Less promotional allowances	-	44,001	10,288	-	54,288
Net revenues	(39)	222,756	49,987	(2,855)	269,849

Operating expenses:
Casino	213	33,828	8,490	-	42,529
Gaming taxes	-	51,554	9,685	-	61,239
Rooms, food, beverage and other	7,779	76,907	25,996	(2,820)	107,863
Management fee expense (revenue)	(8,317)	8,231	86	-	-
Depreciation and amortization	410	20,809	4,166	-	25,385
Total operating expenses	84	191,329	48,423	(2,820)	237,016

Operating income (loss)	(123)	31,427	1,564	(35)	32,833
Interest expense, net	(4,597)	(13,732)	(2,636)	-	(20,966)
Minority interest	-	-	-	(440)	(440)
Loss on Extinguishment of Debt	-	-	(2,110)	-	(2,110)
Equity in income (loss) of subsidiaries	15,130	1,501	(2,083)	(14,546)	-

Income (loss) from continuing operations
before income taxes	10,410	19,196	(5,265)	(15,021)	9,317
Income tax expense (benefit)	6,277	-	(1,093)	-	5,184
Income (loss) from continuing operations	4,133	19,196	(4,172)	(15,021)	4,133
Loss from discontinued operations, net of taxes	-	-	-	-	-
Net income (loss)	$4,133	$19,196	$(4,172)	$(15,021)	$4,133

Index

10. Consolidating Condensed Financial Information (continued)
	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended January 22, 2006
Statement of Income
Revenues:
Casino	$-	$664,120	$149,298	$-	$813,418
Rooms, food, beverage and other	55	130,423	32,454	(8,733)	154,199
Gross revenues	55	794,543	181,752	(8,733)	967,617
Less promotional allowances	-	137,380	30,913	-	168,292
Net revenues	55	657,163	150,839	(8,733)	799,325

Operating expenses:
Casino	461	105,273	24,105	-	129,838
Gaming taxes	-	151,928	28,453	-	180,382
Rooms, food, beverage and other	28,924	244,671	72,637	(9,065)	337,166
Management fee expense (revenue)	(23,464)	23,531	(67)	-	-
Depreciation and amortization	1,042	63,225	11,770	-	76,037
Total operating expenses	6,963	588,628	136,898	(9,065)	723,423

Operating income	(6,908)	68,535	13,941	332	75,902
Interest expense, net	(9,997)	(42,016)	(8,393)	-	(60,404)
Minority interest	-	-	-	(4,387)	(4,387)
Loss on Extinguishment of Debt	-	-	(2,110)	-	(2,110)
Equity in income (loss) of subsidiaries	27,149	(3,331)	(4,195)	(19,624)	-

Income (loss) from continuing operations before
income taxes	10,244	23,188	(757)	(23,679)	9,001
Income tax expense (benefit)	6,347	-	(1,301)	-	5,045
Income (loss) from continuing operations	3,897	23,188	544	(23,679)	3,956
Loss from discontinued operations, net of taxes	-	-	(58)	-	(58)
Net income (loss)	$3,897	$23,188	$486	$(23,679)	$3,898

Index

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended January 22, 2006
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(65,093)	$138,112	$15,265	$(19,624)	$68,660
Net cash provided by (used in)
investing activities	(28,338)	(124,903)	(43,180)	19,406	(177,015)
Net cash provided by (used in)
financing activities	54,382	(759)	16,308	218	70,149
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	(733)	-	(733)
Net increase (decrease) in cash and
cash equivalents	(39,049)	12,450	(12,340)	-	(38,939)
Cash and cash equivalents at
beginning of the period	53,584	57,661	35,498	-	146,743
Cash and cash equivalents at
end of the period	$14,535	$70,111	$23,158	$-	$107,804

Index

10. Consolidating Condensed Financial Information (continued)
	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended January 23, 2005
Statement of Income
Revenues:
Casino	$-	$225,156	$41,544	$-	$266,700
Rooms, food, beverage and other	1,139	44,233	7,516	(658)	52,230
Gross Revenues	1,139	269,389	49,060	(658)	318,930
Less promotional allowances	-	44,355	9,149	-	53,504
Net revenues	1,139	225,034	39,911	(658)	265,426

Operating expenses:
Casino	-	38,342	7,910	-	46,252
Gaming taxes	-	51,992	7,584	-	59,576
Rooms, food, beverage and other	5,293	81,631	23,626	(2,428)	108,122
Management fee expense (revenue)	(7,460)	7,734	(274)	-	-
Depreciation and amortization	345	20,171	2,994	-	23,511
Total operating expenses	(1,822)	199,870	41,840	(2,428)	237,461

Operating income	2,961	25,164	(1,929)	1,770	27,965
Interest expense, net	(9,276)	(6,643)	(2,542)	-	(18,463)
Minority interest	-	-	-	(1,440)	(1,440)
Equity in income (loss) of subsidiaries	16,111	3,633	(3,520)	(16,224)	-

Income (loss) from continuing operations before
Income taxes	9,796	22,154	(7,991)	(15,894)	8,062
Income taxes	6,266	-	(1,698)	-	4,568
Income (loss) from continuing operations	3,530	22,154	(6,293)	(15,894)	3,494
Income from discontinued operations, net of taxes	-	-	36	-	36
Net income (loss)	$3,530	$22,154	$(6,257)	$(15,894)	$3,530

Index

10. Consolidating Condensed Financial Information (continued)
	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended January 23, 2005
Statement of Income
Revenues:
Casino	$-	$693,045	$129,299	$-	$822,344
Rooms, food, beverage and other	1,252	135,439	38,560	(17,568)	157,683
Gross Revenues	1,252	828,484	167,859	(17,568)	980,027
Less promotional allowances	-	138,543	29,568	-	168,110
Net revenues	1,252	689,941	138,291	(17,568)	811,917

Operating expenses:
Casino	-	115,430	22,660	-	138,090
Gaming taxes	-	159,945	24,201	-	184,146
Rooms, food, beverage and other	17,940	253,801	77,413	(19,337)	329,817
Management fee expense (revenue)	(22,881)	23,880	(999)	-	-
Depreciation and amortization	1,083	62,956	8,718	-	72,757
Total operating expenses	(3,858)	616,012	131,993	(19,337)	724,810

Operating income	5,110	73,929	6,298	1,769	87,107
Interest expense, net	9,817	(56,943)	(7,684)	-	(54,815)
Minority interest	-	-	-	(5,122)	(5,122)
Equity in income (loss) of subsidiaries	15,900	1,837	(8,527)	(9,210)	-

Income (loss) from continuing operations before
Income taxes	30,827	18,823	(9,913)	(12,563)	27,170
Income taxes	16,239	-	(2,996)	-	13,243
Income (loss) from continuing operations	14,588	18,823	(6,917)	(12,563)	13,927
Income from discontinued operations, net of taxes	-	-	660	-	660
Net income (loss)	$14,588	$18,823	$(6,257)	$(12,563)	$14,587

Index

10. Consolidating Condensed Financial Information (continued)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Nine Months Ended January 23, 2005
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$25,460	$85,085	$35,748	$(12,794)	$133,499
Net cash provided by (used in)
investing activities	(21,563)	(86,859)	(47,179)	6,050	(149,551)
Net cash provided by (used in)
financing activities	(6,630)	(2,805)	6,831	6,744	4,140
Effect of foreign currency exchange rates on
cash and cash equivalents	-	80	3	-	83
Net increase (decrease) in cash and
cash equivalents	(2,733)	(4,499)	(4,597)	-	(11,829)
Cash and cash equivalents at
beginning of the period	33,323	70,916	30,343	-	134,582
Cash and cash equivalents at
end of the period	$30,590	$66,417	$25,746	$-	$122,753

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 24, 2005
Balance Sheet
Current assets	$63,560	$82,644	$64,871	$(6,627)	$204,448
Intercompany receivables	896,214	(228,835)	42,463	(709,842)	-
Investments in subsidiaries	233,544	269,817	(10,027)	(493,334)	-
Property and equipment, net	4,630	774,165	248,111	-	1,026,906
Other assets	21,806	379,409	58,215	(5,896)	453,534
Total assets	$1,219,754	$1,277,200	$403,633	$(1,215,699	$1,684,888

Current liabilities	$22,360	$99,930	$67,110	$(9,738)	$179,662
Intercompany payables	-	623,879	85,963	(709,842)	-
Long-term debt,
less current maturities	946,875	8,080	193,662	-	1,148,617
Other accrued liabilities	(7,939)	80,454	(527)	-	71,988
Minority interest	-	-	-	23,225	23,225
Stockholders' equity	258,458	464,857	57,425	(519,344)	261,396
Total liabilities and stockholders' equity	$1,219,754	$1,277,200	$403,633	$(1,215,699)	$1,684,888

Index

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

(b)
The following subsidiaries are not guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IOC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; Casino Parking, Inc.; Isle of Capri-Bahamas, Ltd.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; ICC Corp.; International Marco Polo Services, Inc.; IOC, L.L.C.; Isle of Capri of Michigan L.L.C.; Isle of Capri Bettendorf Marina Corp.; Water Street Redevelopment Corporation; IOC Services, L.L.C.; Louisiana Horizons, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C.; Casino America of Colorado, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; Isle of Capri Casinos Limited, Isle of Capri Casinos Pittsburgh, Inc. and Capri Insurance Corporation.

11. Related Party

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

12. Valuation Charge

As a result of adverse gaming legislation in the UK, the Company determined during the quarter ended January 23, 2005 that previously capitalized fixed assets for certain projects would not be recoverable under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. As such, the Company recorded an impairment charge of $1.6 million in the line item “Valuation Charge” in the accompanying consolidated statements of income.

13. Subsequent Event

 On February 14, 2006, the Company announced that it had entered into a definitive purchase agreement, dated February 13, 2006, to sell the its properties in Bossier City, Louisiana and Vicksburg, Mississippi to privately owned Legends Gaming, LLC for $240 million cash. The closing of the transaction, expected to occur during the summer of 2006, is subject to regulatory and other customary closing conditions. The Company expects to record a gain on this transaction and intends to use the proceeds to fund other capital projects or to pay down existing debt.

Index

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

 The following table reflects our consolidated net revenues and operating income by state:

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended				Nine months ended
	January 22,	January 23,	Variance	Variance	January 22,	January 23,	Variance	Variance
	2006	2005	$	%	2006	2005	$	%

Net revenues:
Mississippi	$63,567	$61,523	$2,044	3.3%	$185,124	$184,854	$270	0.1%
Lousiana	69,319	69,136	183	0.3%	186,425	209,307	(22,882)	(10.9%)
Missouri	37,495	39,287	(1,792)	(4.6%)	117,208	122,788	(5,580)	(4.5%)
Iowa	47,541	48,835	(1,294)	(2.6%)	153,326	157,813	(4,487)	(2.8%)
Colorado	38,347	31,988	6,359	19.9%	117,335	100,249	17,086	17.0%
International	8,502	6,845	1,657	24.2%	23,942	19,563	4,379	22.4%
Corporate and other	5,078	7,811	(2,733)	(35.0%)	15,965	17,342	(1,377)	(7.9%)
Total net revenues	$269,849	$265,425	$4,424	1.7%	$799,325	$811,916	$(12,591)	(1.6%)

Operating income:
Mississippi	$17,343	$7,276	$10,067	138.4%	$29,846	$19,711	$10,135	51.4%
Lousiana	7,658	10,953	(3,295)	(30.1%)	15,890	30,141	(14,251)	(47.3%)
Missouri	5,743	5,930	(187)	(3.2%)	18,037	17,640	397	2.3%
Iowa	7,814	9,499	(1,685)	(17.7%)	29,024	32,848	(3,824)	(11.6%)
Colorado	7,248	6,370	878	13.8%	25,894	21,636	4,258	19.7%
International	(552)	(2,258)	1,706	75.6%	(1,416)	(6,937)	5,521	79.6%
Corporate and other	(12,422)	(9,806)	(2,616)	(26.7%)	(41,373)	(27,933)	(13,440)	(48.1%)
Operating income	$32,832	$27,964	$4,868	17.4%	$75,902	$87,106	$(11,204)	(12.9%)

In Mississippi, our four operations accounted for 23.6% of our net revenues. Isle-Biloxi’s net revenues and  operating income for the third quarter of fiscal 2006, increased over the third quarter of fiscal 2005 primarily due to the reopening of the casino on December 26, 2005 amidst the lack of competition. The Biloxi market, which before Hurricane Katrina had thirteen casinos, currently has only three operating casinos. Isle-Biloxi recorded an insurance receivable in the third quarter up to the amount of operating and incremental expenses incurred between the beginning of the quarter and the casino reopening on December 26, 2005. Isle-Biloxi will record any related income from business interruption proceeds when the insurance carriers agree to the amount. We have also recorded an impairment charge for the estimated amount of the property damage and an offsetting insurance receivable. Accordingly these expenses do not impact our operating results. When the insurance carriers agree to the amounts of property damage payments, we will record any related gains. Isle-Natchez experienced increases in both net revenues and operating income during our third fiscal quarter resulting from significant population shifts into its market area. Isle-Vicksburg showed an increase in operating income over the prior year’s third fiscal quarter on flat net revenues driven primarily by improved efficiencies in marketing spend and overall cost controls. Isle-Lula’s net revenues and operating income both saw an increase due to improved marketing programs and more efficient management of expenses.

Index

In Louisiana, our two properties contributed 25.7% of our net revenues. Isle-Lake Charles experienced an increase in net revenues and operating income due to the growth of the overall market. During the quarter Isle-Lake Charles recorded an additional $3.3 million expense for estimated property damage, which is included in the line item "Hurricane related charges, net" on the income statement, because we do not expect the property damage insurance proceeds to exceed the cost. Isle-Bossier City showed a decrease in net revenues and operating income as compared to the prior year’s third fiscal quarter due to increased competition from, and expansion of, Native American gaming in Oklahoma.

In Missouri, our two properties contributed 13.9% of our net revenues. Isle-Kansas City’s net revenues and operating income were down as compared to the prior year’s third fiscal quarter due primarily to a decreased gaming patron count caused by the completion of competitors’ expansion projects in the market. Isle-Boonville’s net revenues and operating income remained constant despite construction disruption from the property’s new hotel. Construction of the 140-room hotel continues on schedule and is expected to open in the spring of 2006.

In Iowa, our three casinos contributed 17.6% of our net revenues. Both Isle-Bettendorf and Rhythm City-Davenport showed a decline in both net revenues and operating income as compared to the prior year’s third fiscal quarter due to increased competition and an increase in marketing spend. Isle-Marquette showed a slight increase in net revenues and slightly lower operating income.

In Colorado, our two Black Hawk casino operations contributed 14.2% of overall net revenues. The properties saw an increase in net revenues and operating income due to completion of our expansion projects and the reduction of construction disruption compared to the prior year period.

Our international operations accounted for approximately 3.2% of our overall revenues during the quarter. Isle-Our Lucaya experienced an increase in net revenues and a decrease in the negative operating income compared to the prior year period, primarily due to being closed in the prior year related to hurricanes.

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

Goodwill and Other Intangible Assets

At January 22, 2006, we had goodwill and other intangible assets with indefinite useful lives of $433.1 million, representing 23.9% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of the company’s goodwill and intangible assets below its carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2005 and determined that goodwill and other indefinite-lived intangible assets were not impaired. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Index

Property and Equipment

At January 22, 2006, we had property and equipment of $1.07 billion, representing 59.2% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with the Company’s “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Insurance Accounting

The Company initially took an impairment charge of $60.1 million based on initial assessments of damages. After further review of the damaged and destroyed property the Company determined that some of the property could be repaired and used in the future. The impairment charges related to the hurricanes were reduced by $4.9 million for a total of $55.2 million during the quarter ended January 22, 2006. The impairment charge was offset by an insurance receivable for the amount the Company expects to recover from its insurance carriers. The Company has incurred $57.5 million for incremental out-of-pocket costs related to the hurricanes and the property operating costs related to the periods affected by the hurricanes. These amounts are included in the “hurricane related charges, net” in the accompanying statements of income. The Company has insurance coverage related to property damage, incremental costs and property operating expenses it incurs due to damage caused by the hurricanes. The “hurricane related charges, net” account also includes the total anticipated recoveries expected from its insurance carriers of $107.7 million related to the impairments recognized related to the damaged property, the incremental costs and property operating expenses that management believes are probable of collection. The Company has received $26.1 million in advance payments from its insurance carriers. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, the Company will also record any related gain in this account. The Company’s insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with the insurance carrier and will be reflected in the related properties’ revenues.

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

Index

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

Results of Operations

Our results of operations for the three and nine months ended January 22, 2006, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Bossier City, the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Vicksburg, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, the Blue Chip-Dudley, the Blue Chip-Wolverhampton, the Blue Chip-Walsall and Pompano Park. For the three and nine months ended January 23, 2005, results have been reclassified to reflect the Colorado Grande-Cripple Creek as discontinued operations.

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

Three Fiscal Months Ended January 22, 2006 Compared to Three Fiscal Months Ended January 23, 2005

Gross revenues for the fiscal quarter ended January 22, 2006 were $324.1 million, which included $277.0 million of casino revenue, $9.9 million of room revenue, $4.4 million of pari-mutuel commissions, and $32.9 million of food, beverage and other revenue. This compares to gross revenues for the fiscal quarter ended January 23, 2005 of $318.9 million, which included $266.7 million of casino revenue, $10.5 million of room revenue, $5.2 million of pari-mutuel commissions and $36.5 million of food, beverage and other revenue.

Casino revenue increased by $10.3 million, or 3.9%, compared to the fiscal quarter ended January 23, 2005. We saw a large decrease in our revenues from Isle-Biloxi due to the closure of that property until December 26, 2005. Isle-Natchez showed an increase in revenues due to population shifts from eastern Louisiana. Isle-Vicksburg benefited from a growing market area and improved marketing efforts. Our Colorado properties showed significant increases in revenue due to the completion of our expansion projects and reduced construction disruption.

Index

Room revenue decreased $0.7 million, or 6.3%, compared to the fiscal quarter ended January 23, 2005, primarily resulting from the reduced capacity at Isle-Biloxi. Isle-Bossier City, Isle-Natchez and Isle-Vicksburg experienced increased cash revenue room sales from evacuees and relief workers. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal quarter were down a total of $0.9 million, or 16.5%, due to a decrease in racing days in the third fiscal quarter of 2006 versus fiscal 2005 due to closure after Hurricane Wilma. Food and beverage revenues decreased by $3.6 million, or 9.8%, stemming from Isle-Biloxi closure following the hurricane.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 1.5% in fiscal quarter ended January 22, 2006, as compared to the prior year quarter.

Casino operating expenses decreased $4.0 million, or 8.7% in the quarter ended January 22, 2006 compared to the fiscal quarter ended January 23, 2005. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. These costs were down primarily due to the closure of Isle-Biloxi.

State and local gaming taxes increased $1.7 million or 2.8%, in the quarter as compared to the fiscal quarter ended January 23, 2005 due primarily to the increase in gaming revenue. The rate for taxes as a percentage of gaming revenue decreased slightly from 22.3% to 22.1%.

Room expenses decreased $0.3 million, or 15.1%, compared to the fiscal quarter ended January 23, 2005. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

Pari-mutuel operating costs of Pompano Park in Florida decreased 13.8% in the quarter as compared to our fiscal quarter ended January 23, 2005. This is related to the closure of the track following Hurricane Wilma. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food and beverage expenses decreased $0.6 million, or 6.5% over the fiscal quarter ended January 23, 2005. These expenses decreased partly as a result of our hurricane stricken markets. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 23.6% for the fiscal quarter ended January 23, 2005, to 24.5% for the fiscal quarter ended January 22, 2006.

Marine and facilities expenses for the quarter decreased $.6 million, or 3.7%, compared to our fiscal quarter ended January 23, 2005. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses decreased $.1 million, or 0.1%, compared to our fiscal quarter ended January 23, 2005. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation expense for the quarter increased $1.9 million primarily due to new property additions at our Colorado properties.

Net interest expense for the quarter increased 13.6% compared with our fiscal quarter ended January 23, 2005. This is attributable to the higher interest rates and higher debt balances on the Company’s senior secured credit facility partially offset by higher interest income.

We expense all developmental costs until we determine that ultimate licensure and operation is deemed probable. At that time, we evaluate the applicable costs and capitalize if appropriate.

Index

All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

The company’s effective tax rate from continuing operations for the three months ended January 22, 2006 was 54.6% compared to 54.1% for the three months ended January 23, 2005, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes.

Nine Fiscal Months Ended January 22, 2006 Compared to Nine Fiscal Months Ended January 23, 2005

Gross revenues for the nine months ended January 22, 2006, were $967.6 million, a decrease of $12.4 million or 1.3%, compared to the nine months ended January 23, 2005. Gross revenues included $813.4 million of casino revenues, $37.1 million of room revenues, $13.3 million of pari-mutuel commissions and $103.8 million of food, beverage and other revenues. This compares to gross revenues for the nine months ended January 23, 2005, of $980.0 million, which included $822.3 million of casino revenues, $35.7 million of room revenues, $13.0 million of pari-mutuel commissions and $109.0 million of food, beverage and other revenues.

Casino revenues declined at those properties that experienced hurricane disruptions, particularly the Isle-Biloxi and the Isle-Lake Charles. We saw a decrease in casino revenues at our Missouri properties due primarily to the I-35 Paseo bridge closure for 106 days during the nine months ended January 22, 2006. We also faced decreases in casino revenues at the Isle-Bossier City because of increased competition from Native American gaming in Oklahoma. Revenue from our Colorado properties increased due to completion of our expansion projects and the reduction of construction disruptions.

Room revenues increased $1.3 million, or 3.7%, during the nine months as compared to the prior year period, primarily resulting from increased cash revenue room sales from evacuees and relief workers at Isle-Lake Charles, Isle-Bossier City, Isle-Natchez and Isle-Vicksburg. Pari-mutuel commissions earned at Pompano Park in Florida increased slightly, due to the increase in live racing days in 2006 compared to 2005, in spite of the closure of the track following Hurricane Wilma. Food and beverage revenues decreased by 4.7% as compared to the prior year period because of the closure of Isle-Biloxi and Isle-Lake Charles following Hurricane Katrina and Hurricane Rita, respectively.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances remained flat over the same fiscal period a year ago.

Casino operating expenses for the first nine months of fiscal 2006 decreased $8.3 million, or 6.0% as compared to the first nine months of fiscal 2005. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The decrease in casino operating expenses is primarily attributable to the hurricanes in our Isle-Biloxi and Isle-Lake Charles markets.

Gaming taxes decreased $3.8 million, or 2.0% in the nine months ended January 22, 2006, primarily due to the decrease in gaming revenues. Gaming taxes as a percentage of casino revenues decreased slightly from 22.4% for the nine months ended January 23, 2005 to 22.2% of casino revenues for the nine months ended January 22, 2006.

Room expenses for the nine months ended January 22, 2006 increased $0.2 million, or 2.5% when compared to the nine months ended January 23, 2005. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was due primarily to the additional room occupancy at the Isle-Black Hawk, Isle-Lake Charles, Isle-Natchez and Isle-Vicksburg .

Pari-mutuel expenses increased 3.4% in the nine months ended January 22, 2006 as pari-mutuel commissions increased due to more racing days in fiscal 2006 than in fiscal 2005.

Food, beverage and other expenses decreased $1.3 million, or 4.8% during the nine months ended January 22, 2006 as compared to the nine months ended January 23, 2005. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues remained flat at 24.2%, as compared to the nine months ended January 23, 2005. These expenses decreased primarily as a result of our hurricane stricken markets.

Marine and facilities expenses increased $0.2 million, or 0.4% for the nine months ended January 22, 2006 as compared to the nine months ended January 23, 2005. These expenses include salaries, wages and benefits, operating expenses of the marine crews, insurance, public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to the Isle-Biloxi preparing for Hurricanes Cindy, Dennis and Katrina and Isle-Lake Charles preparing for Hurricane Rita.

Index

Marketing and administrative expenses increased $4.5 million, or 1.9% for the nine months ended January 22, 2006 as compared to the nine months ended January 23, 2005. The increase in expenses is primarily due to an increase in new development costs and increased marketing efforts in select markets. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes.

Depreciation and amortization expense increased $3.2 million, or 4.5% for the nine months ended January 22, 2006 as compared to the nine months ended January 23, 2005. Depreciation has increased as a result of our capital expansion programs. The increase was primarily due to the capital additions at Isle-Biloxi, Isle-Bossier City, Isle-Lake Charles, Isle-Black Hawk, Colorado Central Station and Isle-Kansas City.

Our effective tax rate from continuing operations for the nine months ended January 22, 2006 was 54.4% compared to 46.6% for the nine months ended January 23, 2005, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. This increase in effective rate over the comparable prior fiscal period is attributable to the effect of permanent items on lower forecasted earnings for the entire fiscal year.

Liquidity and Capital Resources

At January 22, 2006, we had cash and cash equivalents and marketable securities of $126.9 million compared to $162.7 million at April 24, 2005, the end of our last fiscal year. Of this $35.8 million decrease, $38.9 million is a decrease in cash and cash equivalents and is the net result of $68.7 million net cash provided by operating activities, $177.0 million net cash used in investing activities, $70.1 million net cash provided by financing activities and $0.7 million decrease in cash from the effect of foreign currency exchange rates. The offsetting increase of $3.1 million is marketable securities held by Capri Insurance Corporation, of which we have the ability to draw up to 50% of the balance of these securities. In addition, as of January 22, 2006, we had $358.9 million of capacity under lines of credit and available term debt which consisted of $322.7 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $32.0 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk), $0.2 million from the unused portion of Blue Chip Casinos, PLC’s overdraft protection line of credit on their credit facility with Bank of Scotland, and $4.0 million under other lines of credit and available term debt. During the nine months ended January 22, 2006, the Isle-Black Hawk paid off $8.0 million on its revolving loan under the Isle-Black Hawk’s senior secured credit facility, and we drew down $10.5 million on other lines of credit. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Investing Activities

We invested $127.7 million in property and equipment during the nine fiscal months ended January 22, 2006, excluding the construction for the Isle-Biloxi new casino barge, which was destroyed by Hurricane Katrina. The following table reflects expenditures and accruals for property and equipment on major projects approved by the Board of Directors for which we are committed in the nine fiscal months ended January 22, 2006 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to the beginning of fiscal 2005.

Index

		Actual		Remaining
		Fiscal Year	Nine Months	Fiscal Year
		Ended 4/24/05	Ended 1/22/06	Ending 4/30/06	Thereafter
		(1)	(1)	(1)	(3)
		(dollars in millions)
Property	Project

Isle-Biloxi	Construct hotel	$43.0	$12.0	$-	$-
Isle-Bossier City	Renovate casino	2.4	2.1	0.2	-
Isle-Bettendorf	Construct hotel	-	2.6	2.7	39.7
Isle-Davenport	Construct hotel	-	0.2	-	42.8
Isle-Lake Charles	Renovate & expand casinos	7.5	5.0	1.4	-
Isle-Pompano	Construct casino	-	8.9	1.5	-
Isle-Boonville	Construct hotel	2.0	10.6	4.9	-
Isle-Black Hawk (57% owned)	Expansion & public improvements	62.5	21.7	4.8	-
Isle-Waterloo	Construct casino & hotel	-	2.2	13.8	118.5
Isle - Kansas City	Expansion & public improvements	-	-	3.0	82.0
Coventry	Construct leasehold improvements	8.4	10.5	8.0	32.1
Other properties (2)	IGT Advantage program	9.3	11.2	4.3	-
All	Slot programs	31.8	17.3	7.0	-
All	Other capital improvements	30.4	23.4	14.7	29.2
Total		$197.3	$127.7	$66.3	$344.3

(1) Excludes: Isle-Biloxi new casino barge
(2) Includes: Isle-Biloxi, Isle-Vicksburg, Isle-Natchez, Isle-Lula, Isle-Lake Charles and Colorado Central Station
(3) The timing of these projects is discussed below

The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.

The previously announced Isle-Biloxi hotel and parking plan, estimated at $79.0 million, included an additional 400 hotel rooms, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility. This project was completed prior to Hurricane Katrina, with the exception of the spa. In October 2004, we announced plans to replace the casino at Isle-Biloxi with a new state-of-the-art casino facility, which was expected to cost approximately $90.0 million and was expected to open in December 2005. The Isle-Biloxi casino barge and the new casino barge, under construction, were destroyed by Hurricane Katrina. The Company is currently reviewing plans to rebuild the Isle-Biloxi casino. The rebuilding is expected to be funded through insurance proceeds.

We have signed a development agreement with the City of Bettendorf pursuant to which we agreed to construct a new 250-room Isle hotel, additional parking, a Kitt’s Kitchen restaurant, and an expansion of the existing buffet and the City agreed to construct a 50,000 square foot convention center adjacent to the company’s facility, which will be managed by Isle-Bettendorf. The cost of our portion of this project is approximately $45.0 million, and the new hotel is scheduled to open in the late spring of 2007.

We began construction of a 140-room hotel, including 20 suites and a 6,000 square foot event center at Isle-Boonville in January 2005. The project is expected to be completed in the spring of 2006 and we have spent approximately $12.6 million on the project. The remaining $4.9 million will be spent in the fourth quarter of fiscal 2006.

We are in the final stages of a $94.0 million expansion project for Isle-Black Hawk and Colorado Central Station-Black Hawk properties. We recently completed our expansion of the Isle-Black Hawk and the Colorado Central Station-Black Hawk casinos. We have completed a portion of our new 1,000 space parking structure with 600 parking spaces open to the public. The new 162-room Colorado Central Station hotel opened on December 24, 2005. Additionally, we continue to construct public improvements to extend Main Street directly to Colorado Route 119, approximately one half-mile closer to Denver. Completion is expected in the spring of 2006.

As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri-themed casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, Isle was granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). Total project costs are estimated to be $59.0 million ($3.0 million increase from first quarter, due to exchange rate adjustment). Project costs for the leased space include design, architectural, mechanical and electrical build-out, construction and equipment. As of fiscal quarter end of January 22, 2006, we have spent $18.9 million on the Coventry project and expect to spend the remainder over the next nine months. Completion of the casino at the RICOHTM Arena Coventry is estimated to be in the late 2006 or early 2007.

Index
The Isle-Marquette had planned $5.9 million in improvements, which included a 60-room hotel and improved parking. This construction has been delayed due to wetlands remediation approvals. We are currently evaluating other alternative hotel development scenarios for this property.

We have been selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. We plan to spend approximately $134.5 million on constructing a single-level casino with 1,300 gaming positions, three of our signature restaurants, a 200-room hotel and 1,000 parking spaces. We expect the project to take approximately 20 months following the receipt of necessary permits and licenses.

On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. Our bid currently expires on March 31, 2006, which date has been extended monthly by us numerous times. If this merger is completed, we expect to spend approximately $150.0 million in addition to amounts already expended at the site in Rosemont, Illinois to construct a single-level, 40,000 square foot casino with 1,200 gaming positions, restaurants, an entertainment venue and retail space. We plan to finance the Rosemont, Illinois project through equity contributions from us and from a limited number of individual investors, who in the aggregate will own 20% as required by Illinois law, in an amount sufficient to allow non-recourse financing for the remainder of the cash needed to complete the project. The federal bankruptcy court has confirmed the plan of reorganization pursuant to which the merger would be consummated.

The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. In addition, the Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board’s selection of our bid. In addition, during the fourth quarter of fiscal 2005, the governor of Illinois appointed new members to the gaming board. The reconstituted gaming board (working with the Illinois Attorney General) resumed, and recently completed, an administrative proceeding seeking to revoke the gaming license from our proposed merger partner, which if successful may adversely impact our ability to operate a gaming facility in the Village of Rosemont. The administrative law judge issued a written recommendation upon the conclusion of the administrative proceeding that the gaming license be revoked, in January 2006 the Illinois Gaming Board voted to accept that recommendation. This revocation is currently stayed pending appeal. The Illinois Attorney General has also filed a suit against the Illinois Gaming Board seeking to enjoin the Board from conducting a suitability investigation of us in connection with the merger provided for under the plan of reorganization (which suitability review has been “suspended” by the Illinois Gaming Board pending the completion of the aforementioned revocation proceeding). For the above reasons, among others, there can be no assurance that the foregoing conditions will be satisfied or that we will ultimately acquire the license.

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

Index

In November 2004, voters in the State of Florida amended the state’s constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. An appeal challenging the validity of signatures needed to place the amendment on the ballot is pending following the granting of summary judgment against the plaintiffs in a lower court dismissing the challenge. Oral arguments were held in November 2005. Broward County voters passed their local referendum and Miami-Dade county voters rejected their referendum in March 2005. Enabling gaming legislation was passed by the Florida legislature in December 2005 authorizing 1,500 slot machines to be open 16 hours a day at a state tax rate of 50% of gross gaming revenue. The Department administering the law is now preparing draft rules and regulations for the operation of the slot machines. Legislation has been introduced in the legislative session beginning in March 2006 seeking to repeal the constitutional amendment. As a result of the forgoing, the installation and operation of slot machines remains uncertain. Subject to Board approval, we have plans to build a new facility to accommodate 1,500 slot machines at a cost of approximately $125.0 million to be open approximately nine to twelve months after construction begins. We do not plan to open a temporary facility.

In January 2005, we announced plans to deploy the IGT Advantage™ Casino System. The total cost of the project is expected to be approximately $24.7 million, of which $1.8 million is included in the Colorado Central Station-Black Hawk property expansion project discussed above. We have also spent $20.1 million at the Isle-Biloxi, the Isle-Vicksburg, the Isle-Lula, the Isle-Lake Charles, and the Isle-Natchez, leaving a remaining budget of $4.6 million. This will allow our properties to experience product upgrades to operate more competitively within their markets. Our slot improvement initiative also includes an increased ticket-in/ticket-out slot product offering.

The Company announced plans for an $85 million expansion project at its Kansas City, Missouri property. The expansion project will improve guest traffic patterns and renovate existing gaming space. Exterior plans include a new, updated entryway, exterior facade refinishing, reconfiguration of existing parking, and the addition of 1,000 parking spaces. Plans for the casino interior include expanding and renovating the gaming area including 400 additional slots and adding an entertainment venue to seat at least 1,000 guests, as well as additional food and beverage amenities. The Kansas City expansion project is subject to negotiation of an amended lease and development agreement and receipt of necessary permits and approvals.

The Company signed a joint development agreement with Lemieux Group LP that includes a provision for Isle to fund a $290 million new multi-purpose arena and pursue a gaming license for 3,000 slot machines in Pittsburgh, Pennsylvania. The new multi-purpose arena and gaming facility are part of a larger billion-dollar effort known as Pittsburgh First to redevelop the Lower Hill and Uptown Districts in conjunction with the Pittsburgh Penguins and a development partner. This proposal is one of three applications under consideration by the Pennsylvania Gaming Control Board for a single license with a decision expected by the end of calendar 2006 or early 2007. If the license is granted to the Isle of Capri, the Company anticipates that the construction of the project would begin shortly thereafter with a temporary casino also a possibility. Due to the uncertainty of the timing of the Gaming Control Board, license grant date, the final design of the gaming facility and the timing of obtaining the necessary permits, we have not included this project in the above table.

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

Financing Activities

During the nine fiscal months ended January 22, 2006, we had net sources of cash of $70.1 million primarily in the following financing activities:

•	We made net borrowings under the Isle-Black Hawk senior secured credit facility of $55.5 million.
•	We exercised a $69.0 million delayed draw term loan available under its Senior Secured Credit Facility.
•	We made borrowings under Blue Chip’s credit facility of $0.5 million.
•	We received proceeds from the exercise of stock options of $5.0 million.
•	We made principal payments on our senior secured credit facility and other debt of $49.6 million.
•	We purchased 367,303 shares of our common stock at a total cost of $8.5 million
•	We paid $1.8 million in costs related to the Black Hawk financing costs

Index
 As of January 22, 2006, we had $358.3 million of capacity under lines of credit and available term debt consisting of $322.1 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $32.0 million of unused credit capacity under the Isle-Black Hawk senior secured credit facility (limited to use by the Isle-Black Hawk), $0.2 million of unused credit capacity under the Bank of Scotland overdraft line of credit for Blue Chip Casinos, PLC., and $4.0 million of available credit under other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through February 2011. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

During fiscal 2005, we modified the covenants related to the Isle-Black Hawk senior secured credit facility to align the covenants with the financial impact of construction at Isle-Black Hawk. The Isle-Black Hawk is in compliance with all covenants contained in our senior and subordinated debt instruments as of January 22, 2006.

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

Index

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

Isle-Black Hawk Senior Secured Credit Facility

The Isle-Black Hawk has entered into seven interest rate swap agreements with an aggregate notional value of $80.0 million, or 42.2% of its variable rate term debt, outstanding under the Isle-Black Hawk senior secured credit facility as of January 22, 2006. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. These interest rate swap agreements terminate as follows: $40.0 million in each of fiscal 2006 and 2008. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the quarter ended January 22, 2006. Accordingly, no gains or losses have been recognized on these cash flow hedges.

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

Index

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

As of January 22, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of January 22, 2006.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended January 22, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $7.8 million as of January 22, 2006, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which is expected to take place at the end of 2006 or early 2007. The civil matter is set for hearing before the Greek Supreme Court during May 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
Period

October 24, 2005 to November 20, 2005	-	$-	-	1,620,902

November 21, 2005 to December 25, 2005	-	-	-	1,620,902

December 26, 2005 to January 22, 2006	-	-	-	1,620,902

Total	-	$-	-	1,620,902

(1)
We have purchased our common stock under two separate repurchase programs. The first program, which allowed repurchase of up to 1,500,000 shares, was announced on November 15, 2000 and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001. The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. On October 7, 2005 the board also approved the repurchase of an additional 1,500,000 shares. Through January 22, 2006, we have purchased 4,379,098 shares of our common stock under the two programs. These programs do not have maximum approved dollar amounts, nor expiration dates.

Index

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLE OF CAPRI CASINOS, INC.

Dated: March 2, 2006	/s/ DONN MITCHELL II
Donn Mitchell II
Chief Financial Officer

Index

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

10.32	Voluntary Resignation Agreement dated November 14, 2005, between Isle of Capri Casinos, Inc. and Rexford A. Yeisley (21)

10.33	Employment Agreement dated as of January 3, 2006 between Isle of Capri casinos, Inc. and Robert S. Goldstein. (22)

10.34	Employment Agreement dated as of January 13, 2006 between Isle of Capri casinos, Inc. and Donn Mitchell, II. (23)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

(1)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.

(2)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.

(3)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(4)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.

(5)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.

(6)	Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.

(7)	Filed as an exhibit to Casino America, Inc.’s Annual Report on form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.

(8)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.

(9)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.

(10)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.

(11)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.

(12)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.

Index

INDEX TO EXHIBITS (continued)

(13)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(14)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(15)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(16)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2005 (File No. 0-20538) and incorporated herein by reference.

(17)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 10, 2005 (File No. 0-20538) and incorporated herein by reference.

(18)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2005 (File No. 0-20538) and incorporated herein by reference.

(19)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on April 28, 2005 (File No. 0-20538) and incorporated herein by reference.

(20)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on October 24, 2005 (File No. 0-20538) and incorporated herein by reference.

(21)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on November 17, 2005 (File No. 0-20538) and incorporated herein by reference.

(22)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on January 6, 2006 (File No. 0-20538) and incorporated herein by reference.

(23)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on January 18, 2006 (File No. 0-20538) and incorporated herein by reference.