Form 10-K
ISLE OF CAPRI CASINOS INC
filed 2006-07-14
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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
Common Stock, $.01 Par Value Per Share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (Check one):
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates1 of the Company is $305,584,206, based on the last reported sale price of $20.79 per share on October 21, 2005 on the NASDAQ Stock Market; multiplied by 14,698,615 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of July 3, 2006, the Company had a total of 30,392,940 shares of Common Stock outstanding (which excludes 3,902,423 shares held by us in treasury).

(1)Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company’s common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

Document Incorporated by Reference:

Document	Part of Form 10-K into which Incorporated
Isle of Capri Casinos, Inc.’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 26, 2006.	Part III

ISLE OF CAPRI CASINOS, INC.
FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical or current facts included in this annual report on form 10-K or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereof or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

We urge you to review carefully the section “Risk Factors” beginning on page 36 in this annual report on Form 10-K for a more complete discussion of the risks of investing our common stock. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

PART I

ITEM 1.  BUSINESS.

Overview

We were incorporated in Delaware in February 1990. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. We wholly own and operate eleven gaming facilities in the U.S. located in Lake Charles and Bossier City, Louisiana; Lula, Biloxi, Vicksburg and Natchez, Mississippi; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. We also own a 57% interest in, and receive management fees for operating, two gaming facilities in Black Hawk, Colorado. One of these facilities in Black Hawk, Colorado operates under the name “Isle of Capri” and features our distinctive tropical island theme. Our international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in casinos in Dudley, Wolverhampton, and Walsall, England. We also wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida.

On May 11, 2005, we announced that the Iowa Racing and Gaming Commission awarded us a gaming license in Waterloo, Iowa. Construction is underway on a 35,000 square foot single level casino with 1,300 gaming positions, three restaurants, a 200-room hotel and 1,000 parking spaces. We expect to open in late spring of 2007 at a total cost of approximately $135 million.

On January 4, 2006, a Florida statute became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. Although there are pari-mutuel facilities in numerous other counties in the State of Florida, slot machine gaming is only authorized in Broward County where Pompano Park is located. We are constructing a gaming facility including 1,500 slot machines, four restaurants and a feature bar at Pompano Park adjacent to the existing grandstand at a cost approximately $140 million with slot machine gaming anticipated to commence in early calendar year 2007. We do not plan to open a temporary gaming facility. The statute authorizes us to operate up to 1,500 slot machines at Pompano Park 365 days per year, 16 hours per day and requires Pompano Park to pay an annual license fee of $3.0 million and gaming taxes equal to 50% of Pompano Park’s net slot machine revenue plus combined county and city taxes of approximately an additional 3.5% on the first $250 million of net slot machine revenue and 5% on net slot machine revenue over $250 million. The Florida Department of Business and Professional Regulation is administering the law and is now implementing rules and regulations for the operation of the slot machines.

On February 14, 2006, we announced the execution of an agreement to sell our properties in Bossier City, Louisiana and Vicksburg, Mississippi to Legends Gaming, LLC for $240 million. We expect to use proceeds from the sale to fund existing development projects and/or pay down debt. The agreement is subject to regulatory approvals and other customary closing conditions. This transaction is expected to close in the second quarter of fiscal 2007. These properties have been reported as discontinued operations throughout this document.

In April 2006, our Board of Directors approved a plan to close the Isle-Our Lucaya facility. Effective June 1, 2006, we notified our landlord of our decision to terminate the lease and we intend to cease operations by June 1, 2007 as required by our lease. We will continue to report the results of the Isle-Our Lucaya property as continuing operations until a probable sale of this facility is reached or operations are ceased, at which time, these results will be reported as discontinued operations.

On June 15, 2006, we announced that we received site and development approval from the Mississippi Gaming Commission in connection with our previously announced casino resort in west Harrison County, Mississippi, which is approximately 20 miles from the Mississippi/Louisiana state border near Interstate 10. Preliminary plans call for the estimated $250-$300 million project to include a single level gaming facility with over 2,000 gaming positions, a 500-room hotel, five restaurants and a complement of additional resort amenities. The project remains in the preliminary planning stages, and is subject to certain significant conditions, including but not limited to the receipt of all necessary licenses, approvals and permits.

For the fiscal year ended April 30, 2006, we had net revenues from continuing operations of approximately $988.0 million.

Competitive Strengths

Strong Brand Identity. Most of our casino properties operate under the “Isle of Capri” name designed to incorporate our distinctive tropical island theme. Most of our domestic gaming facilities contain similar amenities, including hotels, one or more of our trademark restaurants (Farraddays’ fine dining restaurant, Calypso’s buffet and Tradewinds Marketplace), a Banana Cabana gift shop and an entertainment center for performances and meetings. Each of our facilities also offers all customers membership in our rewards program, which rewards loyal customers with points and complimentaries that can be redeemed at any of our properties by using a player’s club card. These programs are the IsleOne Players Club, the Fan Club, and the Fast Track Club at the Isle of Capri properties, the Rhythm City-Davenport and the Colorado Central Station-Black Hawk, respectively. We believe our brand names convey excitement, entertainment, consistent high-quality service and value to our customers.

Standardized Quality and Services. We have developed and implemented standardized procedures for operating our casinos, hotels, restaurants and other non-gaming amenities, which has allowed us to fully and effectively integrate the domestic properties we have developed or acquired during the past fourteen years. We utilize management development and employee training programs to implement these procedures throughout our facilities, which we believe help us efficiently operate our facilities. This standardization encourages high-quality service and provides our customers with a consistent experience.

Geographically Diverse Markets. We own or operate our gaming facilities in eleven distinct geographic markets located in 6 states, the Bahamas and the United Kingdom, allowing us to maintain diverse sources of revenue and cash flow.

Most of our gaming facilities are conveniently located near major highways. We have located our facilities so that, in most cases, they are either the first casino reached by customers arriving from major nearby cities or are within a cluster of facilities, allowing us to generate significant customer traffic.

Substantial Capital Investment in Our Properties. We are continuing to expand and upgrade the facilities at several of our domestic properties and believe the continued investment has improved their competitive position.

Effective Utilization of Proprietary Database. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create and deploy effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. These promotional programs are designed to reward customer loyalty and maintain high recognition of our “Isle of Capri” brand. As of April 30, 2006, our database contained approximately 6.9 million members, of whom approximately 1.6 million receive regular communications from us. We believe we have effectively used our database to encourage repeat visits, increase customers’ length of stay and improve our operating results.

Experienced, Stable Management Team. We are an experienced gaming operator and opened our first gaming facility approximately fourteen years ago. Each member of our senior management team has extensive gaming or related industry experience and most have been with us for a number of years, providing consistency in our operations.

Casino Properties

The following is an overview of our existing casino properties as of April 30, 2006:

	Date Opened or	Slot	Table	Hotel	Parking
Property*	Acquired	Machines	Games	Rooms	Spaces

Louisiana
Isle-Lake Charles	July 1995	1,968	83	493	2,200
Mississippi
Isle-Lula	March 2000	1,506	24	486	1,500
Isle-Biloxi	August 1992	927	36	728	900
Isle-Natchez	March 2000	648	19	143	908
Missouri
Isle-Kansas City	June 2000	1,533	33	-	1,947
Isle-Boonville	December 2001	902	34	-	1,079
Iowa
Isle-Bettendorf	March 2000	1,122	28	256	1,539
Rhythm City-Davenport	October 2000	1,024	17	121	984
Isle-Marquette	March 2000	708	15	25	490
Colorado
Isle-Black Hawk (57% owned)	December 1998	1,378	18	238	1,100
Colorado Central Station - Black Hawk (57% owned)	April 2003	778	15	162	1,200
International Properties
Isle-Our Lucaya	December 2003	351	33	-	-
Blue Chip-Dudley (66 2/3% owned)	November 2003	10	29	-	63
Blue Chip-Wolverhampton (66 2/3% owned)	April 2004	10	48	-	20
Blue Chip-Walsall (66 2/3% owned)	October 2004	10	51	-	-

* Excludes Isle-Vicksburg and Isle-Bossier City which have been classified as discontinued operations due to an agreement to sell both properties. The Company expects the transaction to close in the second quarter of fiscal 2007.

Louisiana

The Isle-Lake Charles

The Isle-Lake Charles, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. The property consists of two dockside casinos offering 1,968 slot machines and 83 table games, a 252-room deluxe hotel, a separate 241-room hotel, a 105,000 square foot land-based pavilion and entertainment center, and 2,200 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 97-seat Farraddays’ restaurant, a 360-seat Calypso’s buffet, a 165-seat Tradewinds Marketplace, a 140-seat Kitt’s Kitchen restaurant, a 64-seat Lucky Wins oriental restaurant and Caribbean Cove, which features free live entertainment and can accommodate 180 customers. The pavilion also has a 14,750 square foot entertainment center comprised of an 1,100-seat special events center designed for concerts, live boxing, televised pay-per-view events, banquets and other events, meeting facilities and administrative offices.

The Lake Charles market currently consists of two dockside gaming facilities (which include the Isle-Lake Charles and Pinnacle Entertainment’s one-level barge facility), a Native American casino and a pari-mutuel facility/racino (operated by Boyd Gaming). Due to Hurricane Rita, Harrah’s has not operated in the market since its closure in September 2005. Pinnacle Entertainment has entered into an agreement to acquire the Harrah’s Lake Charles assets, including its two gaming licenses.  Pinnacle has announced that it intends to move one of these licenses out of the Lake Charles market and use the other license to develop a new casino in Lake Charles. The current number of slot machines in the market exceeds 8,200 machines and table games exceed 200 tables. In calendar year 2005, the three gaming facilities (Isle, Pinnacle, Harrah’s) and one racino (Boyd), in the aggregate, generated gaming revenues of approximately $550 million. Revenues for the Native American property are not published and are not available. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 4.7 million and is located approximately 140 miles west of Lake Charles. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 490,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Isle-Lake Charles.

Mississippi

The Isle-Lula

The Isle-Lula, which was acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,506 slot machines and 24 table games, two on-site hotels with a total of 486 rooms, a land-based pavilion and entertainment center, and 1,500 parking spaces. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 144-seat Farraddays’ restaurant, a 260-seat Calypso’s buffet and a 50-seat Tradewinds Marketplace.

The Isle-Lula is the only gaming facility in the Coahoma County, Mississippi market and generated gaming revenues of approximately $90.2 million in calendar year 2005. The Isle-Lula is the closest gaming facility to the Little Rock, Arkansas metropolitan area, which has a population of approximately 629,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by 9 casinos in Tunica, Mississippi. Approximately 964,000 people reside within the property’s primary target market.

The Isle-Biloxi

The Isle-Biloxi, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities formerly known as “Casino Row” in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

On August 29, 2005 the property was significantly damaged by Hurricane Katrina. The property was closed on August 28, 2005 and remained closed to the public until December 26, 2005. The Highway 90 bridge spanning Biloxi Bay, located to the east of the property, was also destroyed. The bridge is expected to be replaced with a new, larger bridge within the next 18 months.

In October 2005, the Mississippi legislature amended the gaming laws to allow casinos to operate land-based facilities within 800 feet of the shore. The Isle-Biloxi re-opened on December 26, 2005 with a land-based casino offering approximately 1,179 gaming positions, a 728-room hotel including 200 whirlpool suites, a 120-seat restaurant named “A Taste of Farraddays’,” a 200-seat Calypso’s buffet, a Tradewinds Express and 900 parking spaces. In late May 2006, Isle-Biloxi completed the renovation of its existing atrium that added a new multi-story feature bar, connected the parking garage with the atrium by a covered walkway, and increased the number of gaming positions to approximately 1,600.

Prior to Hurricane Katrina, the Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) was one of the largest gaming markets in the United States and consisted of 12 dockside gaming facilities which, in the aggregate, generated gaming revenues of approximately $1.2 billion in calendar year 2004. Comparable gaming revenue information for this market is not available for calendar year 2005 due to the impact of Hurricane Katrina. Since our re-opening in December 2005, four other competitors have re-entered the market: the Imperial Palace, Palace Casino Resort, Treasure Bay and Boomtown. During our fiscal 2007 we anticipate additional casinos to re-enter the market, although the effect of this additional competition cannot be determined.

The Isle-Natchez

The Isle-Natchez, which was acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 648 slot machines and 19 table games, a 143-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso’s buffet and 908 parking spaces.

The Isle-Natchez is the only gaming facility in the Natchez market and generated gaming revenues of approximately $42.3 million in calendar year 2005. We believe that the Isle-Natchez attracts customers primarily from among the 110,000 people residing within 50 miles of the Isle-Natchez.

Missouri

The Isle-Kansas City

The Isle-Kansas City which was acquired in June 2000, is the closest facility to downtown Kansas City and consists of a dockside casino offering 1,533 slot machines, 27 table games and 6 poker tables, a 96-seat Farraddays’ Bistro restaurant, a 372-seat Calypso’s buffet, a 45-seat Tradewinds Marketplace and 1,947 parking spaces. We are currently in the design phase of an $85 million expansion project at Isle-Kansas City. The planned expansion project will improve guest traffic patterns and renovate existing gaming space. Exterior plans include a new, updated entryway, exterior facade refinishing, reconfiguration of existing parking, and the addition of 1,000 parking spaces. Plans for the casino interior include expanding and renovating the gaming area including 400 additional slots and adding an entertainment venue to seat at least 1,000 guests, as well as, additional food and beverage amenities. The planned Kansas City expansion project is subject to negotiation of an amended lease and development agreement and receipt of necessary permits and approvals.

The Kansas City market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $688.2 million in calendar year 2005. The other operators of dockside gaming facilities in this market are Ameristar Casinos, Penn National Gaming (formerly Argosy Gaming) and Harrah’s Entertainment. We believe that the Isle-Kansas City attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.9 million residents.

The Isle-Boonville

The Isle-Boonville, which opened on December 6, 2001, is located off of Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 902 slot machines, 28 table games and 6 poker tables, a 140-room hotel that opened in June 2006, a 32,400 square foot pavilion and entertainment center and 1,079 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 92-seat Farraddays’ restaurant, a 270-seat Calypso’s buffet, a 32-seat Tradewinds Marketplace and a historic display area. Isle-Boonville’s new hotel includes 20 suites and an 800-seat event center. The Isle-Boonville is the only gaming facility between Kansas City, Missouri, and St. Louis, Missouri and generated gaming revenues of approximately $75.2 million in calendar year 2005.

Iowa

The Isle-Bettendorf

  The Isle-Bettendorf, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area. The property consists of a dockside casino offering 1,122 slot machines and 28 table games, a 256-room hotel, approximately 20,500 square feet of convention/banquet space, a 140-seat Farraddays’ restaurant, a 320-seat Calypso’s buffet, a 30-seat Tradewinds Marketplace and 1,539 parking spaces. We have signed a development agreement with the City of Bettendorf pursuant to which we are constructing a new 250-room Isle hotel, additional parking and an additional restaurant. Also, the City agreed to construct a 50,000 square foot convention center adjacent to the facility, which will be managed by the Isle-Bettendorf. The cost of our portion of this project will be approximately $45 million, and the new hotel is scheduled to open in the spring of 2007.

The Quad Cities metropolitan area, consisting of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois currently has three gaming operations - our two gaming facilities, the Isle-Bettendorf and the Rhythm City-Davenport, and one smaller operator. The three operations in the Quad Cities generated, in the aggregate, gaming revenues of approximately $217.8 million in calendar year 2005. In addition to the Quad Cities metropolitan area, our operations in the Quad Cities also compete with other gaming operations in Illinois and Iowa.

The Rhythm City-Davenport

The Rhythm City-Davenport, which we acquired in October 2000, is located between Interstates 74, 80 and 280. The property consists of a dockside gaming facility offering 1,024 slot machines and 17 table games, a 290-seat Hit Parade buffet, a 76-seat Rock Around the Clock diner and 984 parking spaces. The Rhythm City-Davenport also operates a 121-room off-site hotel located approximately four blocks from the casino. The hotel has been closed since February 2006, due to damage from a fire.

The Isle-Marquette

The Isle-Marquette, which we acquired in March 2000, is located in Marquette, Iowa, approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 708 slot machines and 15 table games, a land-based facility which includes a 160-seat Calypso’s buffet restaurant, a Tradewinds Marketplace, an entertainment showroom, a 25-room hotel, a marina and 490 parking spaces.

The Isle-Marquette is the only gaming facility in the Marquette, Iowa market, and generated gaming revenues of approximately $42.6 million in calendar year 2005. We believe the Isle-Marquette draws most of its customers from northeast Iowa and Wisconsin and to some extent, competes for those customers with other gaming facilities in Iowa and Wisconsin.

Colorado

The Isle-Black Hawk

The Isle-Black Hawk, which commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,378 slot machines and 18 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 96-seat Farraddays’ restaurant, a 228-seat Calypso’s buffet, a 32-seat Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment. We own 57% of the Isle-Black Hawk through an unrestricted subsidiary and receive a management fee for operating the facility.

The Colorado Central Station-Black Hawk

The Colorado Central Station-Black Hawk, which we acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle-Black Hawk. The property currently consists of a land-based casino with 778 slot machines, 15 table games, a 162-room hotel that opened December 24, 2005 and 1,200 parking spaces in our new parking structure connecting Isle-Black Hawk and Colorado Central Station-Black Hawk. The property also offers guests dining in its food court that was opened in 2005 featuring three distinct dining options. We own 57% of the Colorado Central Station-Black Hawk through an unrestricted subsidiary and receive a management fee for operating the facility.

The Black Hawk/Central City market consists of 26 gaming facilities (six of which have more than 600 slot machines), which, in aggregate, generated gaming revenues of approximately $604.7 million in calendar year 2005. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.6 million and which is located approximately 40 miles east of Black Hawk. We believe that the Isle-Black Hawk and Colorado Central Station-Black Hawk attract customers primarily from Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

Florida

Pompano Park

In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is conveniently located off of Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. During the fiscal year ended April 30, 2006, Pompano Park conducted 149 live racing programs. Pompano Park can accommodate up to 14,500 customers and has 4,000 parking spaces and 1,040 horse stalls. The six-story, air-conditioned facility consists of 21 poker tables, a box seat area, a 277,000 square foot clubhouse, a large grandstand, a 1,250-seat dining area from which the races can be viewed, five concession stands, five bars and a 180-seat Player’s Lounge cafeteria.

In November 2004, voters in the State of Florida voted to amend the state's constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward County voters passed their local referendum and Dade county voters rejected their referendum in March 2005. In December 2005, the Florida legislature passed legislation to permit the operation of 1,500 slot machines at Pompano Park. We are constructing a gaming facility including 1,500 slot machines, four restaurants and feature bar at Pompano Park adjacent to the existing grandstand at a cost of approximately $140 million with slot machine gaming anticipated to commence in early 2007. This facility has drawn and we anticipate will continue to draw most of its customers from the 2.6 million people residing within a 25-mile radius.

Grand Bahama Island

The Isle-Our Lucaya

The Isle-Our Lucaya is a 19,000 square-foot resort-style casino located in Freeport, Grand Bahama that offers 351 slot machines, 33 table games and a 110-seat restaurant.

United Kingdom

Blue Chip-Dudley

The pub-style casino in Dudley, England is one of 17 gaming facilities in the West Midlands market. Dudley is close to the Birmingham metropolitan area, which has a population of approximately 5.3 million. The casino consists of 10 slot machines, 29 table games and 63 parking spaces. We own two-thirds of the Blue Chip-Dudley through an unrestricted subsidiary.

Blue Chip-Wolverhampton

The pub-style casino in Wolverhampton, England is also in the West Midlands market. Wolverhampton is close to the Birmingham metropolitan area. The casino consists of 10 slot machines, 48 table games and 20 parking spaces. We own two-thirds of the Blue Chip-Wolverhampton through an unrestricted subsidiary.

Blue Chip-Walsall

The pub-style casino in Walsall, England is also in the West Midlands market. Walsall is close to the Birmingham metropolitan area. The casino consists of 10 slot machines and 51 table games. We own two-thirds of the Blue Chip-Walsall through an unrestricted subsidiary.

Coventry

We have obtained a gaming license to open a casino at RICOHTM Arena in Coventry, England under the 1968 Gambling Act and are currently constructing this facility. Additionally, we are exploring our options with respect to overall development plans for this property, including a possible entertainment facility.

Marketing

We attract customers to our casinos by designing and implementing marketing and promotional programs that leverage our Isle of Capri, Rhythm City and Colorado Central Station brands by building customer loyalty. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. The programs are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our brands. These promotional programs are designed to reward customer loyalty and maintain high recognition of our brands.

The Company has enhanced its gaming service by installing the IGT Advantage™ Casino System at our properties in Mississippi, Lake Charles, La. and Colorado Central Station in Black Hawk. The state-of-the-art system interfaces with our proprietary IsleOne marketing system giving the Company a robust platform for future automated marketing programs. The Mississippi properties feature one such program called IslePlay allowing customers to redeem direct marketing offers electronically. Deployment of the IGT Advantage™ Casino System continues at our properties in Missouri and Iowa at this time.

As of April 30, 2006, our database contained approximately 6.9 million members, of whom approximately 1.6 million receive regular mailings. To develop this database, we offer all of our customers a membership in the IsleOne Players Club at Isle of Capri properties, the Fan Club at the Rhythm City-Davenport and the Fast Track Club at the Colorado Central Station property. These programs reward loyal customers with points that can be redeemed at our casinos by using our player’s club card. Currently, the player’s club card allows us to track the members’ gaming preferences, maximum, minimum and total amount wagered and frequency of visits. Players are classified in groups according to these characteristics. Our database is used for direct marketing programs and other promotional events that are tailored to these specific groups of players. We believe we have effectively used our database to encourage repeat visits, increase customers’ length of stay and improve our operating results.

We place significant emphasis on attracting local residents and seek to maintain a strong local identity in each market in which we operate by initiating and supporting community and special events. We use broadcast media to promote our brands and attract customers to our properties.

Employees

As of April 30, 2006, we employed approximately 8,516 people, which excludes employees at Isle-Vicksburg and Isle-Bossier City, which are presented as discontinued operations. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

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

The Louisiana Gaming Control Board is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one designated waterway.

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

On April 9, 2004, the Isle-Bossier City and the Isle-Lake Charles filed applications for a second five year renewal of their three licenses. These five year renewal applications were approved for Louisiana Riverboat Gaming Partnership and Grand Palais Riverboat, Inc. on August 17, 2004 and St. Charles Gaming Company, Inc. was approved on March 29, 2005.

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

Fees payable to the state for conducting gaming activities on a riverboat include (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter, plus (2) 18.5% of net gaming proceeds. Legislation was passed during the 2001 legislative session that allowed those riverboats that had been required to conduct cruises, including the riverboats at the Isle-Lake Charles, to remain permanently dockside beginning April 1, 2001. The legislation also increased the gaming tax for operators from 18.5% to 21.5%. A statute also authorizes local governing authorities to levy boarding fees. We currently have development agreements in Lake Charles with certain local governing authorities in the jurisdictions in which we operate pursuant to which we make payments in lieu of boarding fees.

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

In its 2005 regular session, the legislature amended Mississippi law to allow gaming to be conducted on vessels or cruise vessels placed upon permanent structures located on, in or above the Mississippi River, on, in or above navigable waters in eligible counties along the Mississippi River or on, in or above the waters lying south of the counties along the Mississippi Gulf Coast. Later, after Hurricane Katrina, the Mississippi legislature again amended the law to allow land-based gaming along the Gulf Coast in very limited circumstances. Mississippi law permits unlimited stakes gaming, on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi.

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

State gaming regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted in Mississippi and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

We are registered as a publicly traded corporation under the Mississippi Gaming Control Act. Our gaming operations in Mississippi are subject to regulatory control by the Mississippi Gaming Commission, the State Tax Commission and various other local, city and county regulatory agencies (collectively referred to as the “Mississippi Gaming Authorities”). Our subsidiaries have obtained gaming licenses from the Mississippi Gaming Authorities. We must obtain a waiver from the Mississippi Gaming Commission before beginning any proposed gaming operations outside of Mississippi. The licenses held by our Mississippi gaming operations have terms of three years and are not transferable. The Isle-Biloxi, the Isle-Vicksburg, the Isle-Natchez and the Isle-Lula hold licenses effective from May 23, 2006, through May 22, 2009. In addition, our wholly-owned subsidiary, IOC Manufacturing, Inc. holds a manufacturer and distributor’s license, so that we may perform certain upgrades to our Mississippi player tracking system. This license has a term of three years, is effective from June 16, 2005, through June 15, 2008, and is not transferable. There is no assurance that new licenses can be obtained at the end of each three-year period of a license. Moreover, the Mississippi Gaming Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in our subsidiaries that operate in Mississippi.

Substantial fines for each violation of Mississippi’s gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. Disciplinary action against us or one of our subsidiary gaming licensees in any jurisdiction may lead to disciplinary action against us or any of our subsidiary licensees in Mississippi, including, but not limited to, the revocation or suspension of any such subsidiary gaming license.

We, along with each of our Mississippi gaming subsidiaries, must periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and/or the State Tax Commission. Numerous transactions, including but not limited to substantially all loans, leases, sales of securities and similar financing transactions entered into by any of our Mississippi gaming subsidiaries must be reported to or approved by the Mississippi Gaming Commission. In addition, the Mississippi Gaming Commission may, at its discretion, require additional information about our operations.

Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi gaming subsidiaries must be found suitable or be licensed by the Mississippi Gaming Commission. We believe that all required findings of suitability and key employee licenses related to all of our Mississippi properties have been applied for or obtained, although the Mississippi Gaming Commission at its discretion may require additional persons to file applications for findings of suitability or key employee licenses. In addition, any person having a material relationship or involvement with us may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Gaming Commission has the power to require us and any of our Mississippi gaming subsidiaries to suspend or dismiss officers, directors and other key employees or to sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

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

The Mississippi regulations provide that a change in control of us may not occur without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits us from making a public offering of our securities without the approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more such purposes. The Mississippi Gaming Commission has the authority to grant a continuous approval of securities offerings and has granted such approval to us, subject to renewal every three years.

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

The Mississippi Gaming Commission enacted a regulation in 1994 requiring that, as a condition to licensure, an applicant must provide a plan to develop infrastructure facilities amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars. In 1999, the Mississippi Gaming Commission approved amendments to this regulation that increased the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfathered existing licensees and development plans approved prior to the effective date of the new regulation. “Infrastructure facilities” include any of the following:

•	a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide;

•	theme parks;

•	golf courses;

•	marinas;

•	entertainment facilities;

•	tennis complexes; or

•	any other facilities approved by the Mississippi Gaming Commission.

Parking facilities, roads, sewage and water systems or civic facilities are not considered “infrastructure facilities.” The Mississippi Gaming Commission may reduce the number of rooms required in a hotel if it is satisfied that sufficient rooms are available to accommodate the anticipated number of visitors. In 2003 and in 2006, the Mississippi Gaming Commission again amended its regulation regarding development plan approval but left the 100% infrastructure requirement intact.

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

The Mississippi Gaming Commission requires, as a condition of licensure or license renewal, that casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge. However, after Hurricane Katrina, Isle - Biloxi reopened its casino on shore rather than on a vessel. A 1996 Mississippi Gaming Commission regulation prescribes the hurricane emergency procedure to be used by the Mississippi Gulf Coast casinos.

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

In order to obtain a riverboat gaming license, the proposed operating business entity must complete a Class A Riverboat Gaming Application, comprised of comprehensive application forms, including corroborating attachments, and undergo an extensive background investigation by the Missouri Gaming Commission. In addition, each key person associated with the applicant (including directors, officers, managers and owners of a significant direct or indirect interest in the applicant) must complete a Riverboat Gaming Application Form I and undergo a background investigation. Certain key business entities closely related to the applicant or "business entity key persons" must undergo a similar application process and background check. An applicant will not receive a license to conduct gambling games and to operate an excursion gambling boat if the applicant and its key persons have not established good repute and moral character and no licensee shall either employ or contract with any person who has pled guilty to, or been convicted of, a felony, to perform any duties directly connected with the licensee’s privileges under a license granted by the Commission. Each license granted entitles a licensee to conduct gambling games on an excursion gambling boat or to operate an excursion gambling boat and the equipment thereon from a specific location. The duration of the license initially runs for two one-year terms; thereafter, two-year terms. In conjunction with the renewal of each license, the Missouri Gaming Commission requires an updated Class A Riverboat Gaming Application and, prior to the renewal of the license, conducts an additional investigation of the licensee and of us with specific emphasis on new information provided in the updated Class A Riverboat Gaming Application. The Commission also licenses the serving of alcoholic beverages on riverboats and related facilities.

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

Riverboat gaming operations may only be conducted on, or within 1,000 feet of the main channel of, the Missouri River or Mississippi River. Although, all of the excursion gambling facilities in Missouri are permanently moored boats or impounded barges, a two hour simulated cruise is imposed in order to ensure the enforcement of loss limit restrictions. Missouri law imposes a maximum loss per person per cruise of $500. Minimum and maximum wagers on games are set by the licensee and wagering may be conducted only with a cashless wagering system, whereby money is converted to tokens, electronic cards or chips that can only be used for wagering. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed excursion gambling boat.

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

The Missouri Riverboat Gambling Act also requires that licensees pay a $2.00 admission tax to the Missouri Gaming Commission for each person admitted to a gaming cruise. One dollar of the admission fee goes to the state and one dollar goes to the home dock city in which the licensee operates. The licensee is required to maintain public books and records clearly showing amounts received from admission fees, the total amount of gross receipts and the total amount of adjusted gross receipts. In addition, all local income, earnings, use, property and sales taxes are applicable to licensees. There have been from time to time pending before the Missouri General Assembly several proposed bills which individually or in combination would, if adopted, (1) remove the loss limit restriction, (2) adjust the amount of wagering tax imposed on adjusted gross receipts of licensees and/or (3) adjust the amount of admission tax paid by the licensee for each person admitted for a gaming cruise.

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

In October 2000, the Riverboat Development Authority, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Davenport, Iowa, entered into an operator’s agreement with the Isle-Davenport to conduct riverboat gaming in Davenport, Iowa. The operating agreement requires the Isle-Davenport to make weekly payments to the qualified sponsoring organization equal to 4.1% of each week’s adjusted gross receipts (as defined in the enabling legislation) provided that the Isle-Davenport has agreed that the qualifying sponsoring organization will be paid at least the following minimums: (i) $3,000,000 for the years ending June 30, 2006 and 2007; (ii) $3,200,000 for the year ending June 30, 2008 if the Isle-Davenport's new hotel is open by September 30, 2007, otherwise $3,000,000 and (iii) $3,200,000 for the years ending June 30, 2009 and thereafter. This agreement will remain in effect through March 31, 2009 and may be extended by the Isle-Davenport so long as it holds a license to conduct gaming. In addition, the Isle-Davenport pays a docking fee, admission fee, gaming tax and a payment in lieu of taxes to the City of Davenport. Pursuant to a development agreement with the City, the Isle-Davenport has exclusive docking privileges in the City of Davenport until March 31, 2017 in consideration for this docking fee. The docking fee has both a fixed base and a per passenger increment. The fixed fee commenced April 1, 1994 at $111,759 and increases annually by 4%. The incremental component is a $0.10 charge for each passenger in excess of 1,117,579 passengers (which charge also increases by 4% per year). The City is also guaranteed an annual gaming tax of $558,789.50 per year (based on a minimum passenger floor count of 1,117,579 passengers at $0.50 per passenger). Finally, the Isle-Davenport is obligated to pay a payment in lieu of taxes to support the downtown development district. This annual lump sum payment is in the amount of $123,516 plus $0.20 per passenger in excess of 1,117,579 passengers. This payment in lieu of taxes is further subject to a minimum $226,179 per year payment.

  On July 26, 2005 the Isle-Davenport entered into a new development agreement with the City of Davenport that supersedes its existing development agreement. Upon satisfaction of certain conditions precedent, the docking fee and admission fee will be replaced by a development fee equal to 1.65% of adjusted gross receipts. The conditions precedent were satisfied in June 2006 resulting in the aforementioned lease change. The term of the new development agreement is for fifty years. The development agreement also includes a payment in lieu of taxes in the amount equal to the real estate taxes on an assessed  value of $5,200,000 per year.

In November 2004, the Black Hawk County Gaming Association, a non-profit corporation organized for the purpose of facilitating riverboat gaming in Waterloo, Iowa entered into an operator's agreement with the Isle-Waterloo to conduct riverboat gaming in Waterloo, Iowa. The operating agreement requires that upon commencement of operations the Isle-Waterloo is to make weekly payments to the qualified sponsoring organization equal to 4.1% of each week's adjusted gross receipts and an additional fee of 1.65% of each week's adjusted gross receipts in lieu of any admission or docking fee which might otherwise be charged by the county or any city (as defined in Section 99F.1(1) of the Iowa Code). This agreement will remain in effect through March 31, 2015 and may be extended by the Isle-Waterloo so long as it holds a license to conduct gaming. In addition, the Isle-Waterloo has agreed to pay a development fee to the City. Pursuant to an admission fee administration and development agreement with the City and Black Hawk County Gaming Association the Isle-Waterloo shall pay a development fee equal to 0.5% of each week's adjusted gross receipts.

Iowa law permits gaming licensees to offer unlimited stakes gaming on games approved by the Iowa Gaming Commission on a 24-hour basis. Dockside casino gaming is authorized and the Iowa Gaming Commission now permits licensees the option to operate on permanently moored vessels or moored barges. The legal age for gaming is 21.

All Iowa licenses were approved for renewal at the March 2, 2006 Iowa Gaming Commission meeting. These licenses are not transferable and will need to be renewed in March 2007 and prior to the commencement of each subsequent annual renewal period.

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

Gaming taxes approximating 22% of the adjusted gross receipts will be payable by each licensee on its operations to the State of Iowa. In addition, the second of two prepaid assessments was paid on June 1, 2006 in an amount equal to 2.152% of each licensee's adjusted gross receipts for fiscal year 2004. These assessments will be offset by future state gaming taxes paid by each licensee with a credit for 20% of the assessments paid allowed each year beginning July 1, 2010 for five consecutive years. The state of Iowa is also reimbursed by the licensees for all costs associated with monitoring and enforcement by the Iowa Gaming Commission and the Iowa Department of Criminal Investigation.

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

The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses, and has delegated authority to the Colorado Director to issue certain types of licenses and approve certain changes in ownership. The licenses are revocable and non-transferable. The failure or inability of the Isle of Capri Black Hawk, LLC (“Isle-Black Hawk”) or CCSC/Blackhawk, Inc. (“Colorado Central Station-Black Hawk”) (each, a “Colorado Casino” or collectively, the “Colorado Casinos”), or the failure or inability of others associated with any of the Colorado Casinos, including us, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations. All persons employed by any of the Colorado Casinos, and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually, except those for key and support employees, which must be renewed every two years.

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

Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos and their security holders, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his or her interest for any other party, and fingerprints. Such information, investigation and licensing (or finding of suitability) as an “associated person” automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly beneficially own 10% or more of a direct or indirect beneficial ownership or interest in either of the two Colorado Casinos, through their beneficial ownership of any class of voting securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos. Those persons must report their interest within 10 days (including institutional investors) and file appropriate applications within 45 days after acquiring that interest (other than certain institutional investors discussed below). Persons (including institutional investors) who directly or indirectly beneficially own 5% or more (but less than 10%) of a direct or indirect beneficial ownership or interest in either of the two Colorado Casinos, through their beneficial ownership of any class of voting securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos, must report their interest to the Colorado Commission within 10 days after acquiring that interest and may be required to provide additional information and to be found suitable. (It is the current practice of the gaming regulators to require findings of suitability for persons beneficially owning 5% or more of a direct or indirect beneficial ownership or interest, other than certain institutional investors discussed below.) If certain institutional investors provide specified information to the Colorado Commission within 45 days after acquiring their interest (which, under the current practice of the gaming regulators is an interest of 5% or more, directly or indirectly) and are holding for investment purposes only, those investors, in the Colorado Commission’s discretion, may be permitted to own up to 14.99% of the Colorado Casinos through their beneficial ownership in any class of voting of securities of us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos, before being required to be found suitable. All licensing and investigation fees will have to be paid by the person in question. The associated person investigation fee currently is $59 per hour.

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

In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos, from paying any unsuitable person any dividends or interest upon any voting securities or any payments or distributions of any kind (except as set forth below), or paying any unsuitable person any remuneration for services or recognizing the exercise of any voting rights by any unsuitable person. Further, under the Colorado Regulations, each of the Colorado Casinos and IOC Black Hawk Distribution Company, LLC may repurchase its voting securities from anyone found unsuitable at the lesser of the cash equivalent to the original investment in the applicable Colorado Casino or IOC Black Hawk Distribution Company, LLC or the current market price as of the date of the finding of unsuitability unless such voting securities are transferred to a suitable person (as determined by the Colorado Commission) within sixty (60) days after the finding of unsuitability. A licensee or affiliated company must pursue all lawful efforts to require an unsuitable person to relinquish all voting securities, including purchasing such voting securities. The staff of Colorado Division has taken the position that a licensee or affiliated company may not pay any unsuitable person any interest, dividends or other payments with respect to non-voting securities, other than with respect to pursuing all lawful efforts to require an unsuitable person to relinquish non-voting securities, including by purchasing or redeeming such securities. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as us, Casino America of Colorado, Inc., IC Holdings Colorado, Inc., IOC Black Hawk Distribution Company, LLC or either of the two Colorado Casinos, to file for a finding of suitability if required by the Colorado Commission.

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

  Generally, a sale, lease, purchase, conveyance or acquisition of any interest in a licensee is prohibited without the Colorado Commission’s prior approval. However, because we are a publicly traded corporation, persons may acquire an interest in us (even, under current staff interpretations, a controlling interest) without the Colorado Commission’s prior approval, but such persons may be required to file notices with the Colorado Commission and applications for suitability (as discussed above) and the Colorado Commission may, after such acquisition, find such person unsuitable and require them to dispose of their interest. Under some circumstances, we may not sell any interest in our Colorado gaming businesses without the prior approval of the Colorado Commission.

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

Persons directly or indirectly interested in either of the two Colorado Casinos may be limited in certain other types of liquor licenses in which they may have an interest, and specifically cannot have an interest in a retail liquor license (but may have an interest in a hotel and restaurant liquor license and several other types of liquor licenses). No person can hold more than three retail gaming tavern liquor licenses. The remedies of certain lenders may be limited by applicable liquor laws and regulations.

Florida

On June 15, 1995, the Florida Department of Business and Professional Regulation, acting through its division of pari-mutuel wagering (the “Florida Division”), issued its final order approving Pompano Park as a pari-mutuel wagering permit holder for harness and quarter horse racing at Pompano Park. The Florida Division approved Pompano Park’s license to conduct a total of 160 live evening performances for the season beginning July 1, 2005 to June 30, 2006. Although we do not presently intend to conduct quarter horse racing operations at Pompano Park, we may do so in the future, subject to Florida Division approval. The Florida Division must approve any transfer of 10% or more of stock of a pari-mutuel racing permit holder such as Pompano Park.

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

Pursuant to a Florida Division order and enactments to the Florida Statute, Pompano Park is also authorized to conduct full-card pari-mutuel wagering on: (1) simulcast harness races from outside Florida throughout the racing season and (2) night thoroughbred races within Florida if the thoroughbred permit holder has decided to simulcast night races. Pompano Park has been granted the exclusive right in Florida to conduct full-card simulcasting of harness racing on days during which no live racing is held at Pompano Park. However, on non-race days, Pompano Park must offer to rebroadcast its simulcast signals to pari-mutuel facilities that are not thoroughbred parks in Pompano Park’s market area. In addition, Pompano Park may transmit its live races into any dog racing or jai alai facility in Florida, including Dade and Broward counties, for intertrack wagering. The Florida Statute establishes the percentage split between Pompano Park and the other facilities receiving such signals. Legislation in Florida provided certain reductions in applicable tax and license fees related to intertrack wagering on broadcasts of simulcast harness racing and thoroughbred racing. We believe that simulcast rights at Pompano Park and the changes in the Florida Statute are important to Pompano Park’s operating results.

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

In November 2004, voters in the State of Florida amended the state's constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward County voters passed their local referendum and Miami-Dade county voters rejected their referendum in March 2005. An appeal challenging the validity of signatures needed to place the amendment on the ballot is pending following the granting of summary judgment against the plaintiffs in a lower court dismissing the challenge. Oral arguments were held in November 2005 but no decision has been issued as of the date of this filing. On January 4, 2006, a Florida Statute became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. Although there are pari-mutuel facilities in numerous other counties in the State of Florida, slot machine gaming is only authorized in Broward County where Pompano Park is located. We are constructing a slot machine and entertainment area at Pompano Park adjacent to the existing grandstand at a cost of $140.5 million with slot machine gaming anticipated to commence in early 2007. We do not plan to open a temporary facility. The statute authorizes Pompano Park to install and operate up to 1500 slot machines at its facility 365 days per year, 16 hours per day and requires Pompano Park to pay an annual license fee of $3 million dollars and gaming taxes equal to 50% of Pompano Park’s net slot machine revenue plus combined county and city taxes of approximately an additional 3.5% on the first $250 million of net slot machine revenue and 5% on net slot machine revenue over $250 million.The Florida Division administering the law is now implementing rules and regulations for the operation of the slot machines.

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

Effective June 1, 2006, we notified our landlord of our decision to terminate the lease and we intend to cease operations by June 1, 2007 as required by our lease. In conjunction with exercising the lease termination, we paid a $2.2 million fee to the landlord. Based on our lease terms, projected cash flows and government regulations, we have taken a impairment charge of approximately $2.4 million and have accrued $1.2 million for severance payments.

United Kingdom

Gaming and gaming facilities in the UK are currently subject to regulation under the Gaming Act of 1968 (the “Gaming Act”). Under the Gaming Act, the Gaming Board for Great Britain (the “Gaming Board”) (now The Gambling Commission - per Gambling Act 2005) was charged with ensuring compliance with the Gaming Act and the regulations promulgated under the Gaming Act. Pursuant to its regulatory authority, the Gaming Board issued detailed guidelines that govern licensing procedures as well as the management, operation and supervision of gaming facilities. (See further regarding new Gambling Act 2005).

The Gaming Act specifies that only individuals that have been a resident of Great Britain for at least six months or a company incorporated in Great Britain can apply for a license to operate, or operate, a casino in Great Britain. The Gaming Act does not prohibit foreign ownership in casinos operated by a resident of Great Britain. Casinos can be located only in certain designated areas known as “permitted areas,” of which there currently are fifty-three; there are approximately 142 gaming facilities currently are operating in these permitted areas.

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

The government of the UK recently enacted new legislation to update gaming in a socially responsive manner in light of developments in the industry and new technology. The Gambling Act was passed by the UK Parliament on April 8, 2005 and will be implemented in stages. Under the new legislation, a new Gambling Commission has been created to oversee license applications and establish new regulations for gaming (including on-line gaming) in the UK. It has taken over responsibilities from the Gaming Board and is working on the transition to meet this objective. The legislation will provide a significant change in regulation of the casino industry including:

•	removing the requirement that gaming facilities operate as private members’ clubs, including the statutorily prescribed 24-hour interval between membership and play; this has now occurred;
•	extending the gaming products available;
•	abolishing the demand test and permitted area rules;
•	allowing large casinos specific numbers of gaming machines with a broader range of stakes and prizes;
•	allowing casinos to offer live entertainment and to advertise; and
•	allowing a new category of regional casinos.

In order to pass the legislation, having regard to the UK General Election on May 5, 2005, the Government agreed to limit the number of Regional Casinos to one, on a pilot basis. A list was recently released of cities being considered to receive the regional gaming license and Coventry was not included on the list. An increase in the number of regional casinos can be approved by a Ministerial Order using the affirmative resolution procedure, which will require that the order is affirmed by a vote of both Houses of Parliament.

  We have obtained a gaming license to open a casino at RICOHTM Arena in Coventry, England under the 1968 Gambling Act and are currently constructing this facility. Additionally, we are exploring our options with respect to overall development plans for this property, including a possible entertainment facility.

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

ITEM 1A.  RISK FACTORS.

Risk Factors

We face significant competition from other gaming operations that could have a material adverse effect on our future operations.

We face intense competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American-owned lands and at racing and pari-mutuel operations. Several of our competitors have substantially better name recognition, marketing and financial resources than we do. Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing, casino gaming in designated areas. There is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new licenses could be awarded to gaming facilities in such markets, which could have an adverse effect on our operating results. Expansion of existing gaming facilities and the development of new gaming facilities in our current markets will increase competition for our existing and future operations. In addition, many Native American tribes conduct casino gaming on Native American-owned lands throughout the United States. Such facilities have the advantages of being land-based and exempt from certain state and federal taxes and operational restrictions imposed by state gaming authorities. Some Native American tribes are either in the process of establishing or expanding, or are considering the establishment or expansion of, gaming in Oklahoma, Texas, Louisiana, Florida, Alabama, Kansas, Colorado, Mississippi and Iowa. The establishment or expansion of new gaming facilities and casinos on Native American-owned lands will increase competition for our existing and future gaming facilities in proximity to Native American owned lands.

We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, video lottery terminals and video poker terminals and, in the future, may compete with gaming at other venues.

Our existing gaming facilities compete directly with other gaming properties in Louisiana, Mississippi, Missouri, Iowa and Colorado. We also compete with gaming operators in other gaming jurisdictions such as Atlantic City, New Jersey and Las Vegas, Nevada. Our existing casinos attract a significant number of their customers from Houston, Texas; Mobile, Alabama; Jackson, Mississippi; Memphis, Tennessee; Little Rock, Arkansas and Denver, Colorado. Our continued success depends upon drawing customers from each of these geographic markets. Legalization of gaming in jurisdictions closer to these geographic markets than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. We expect competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. We cannot predict with any certainty the effects of existing and future competition on our operating results.

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

On January 4, 2006, a Florida statute became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. The Florida Department of Business and Professional Regulation is administering the law and is now implementing rules and regulations for the operation of the slot machines. We cannot assure you how restrictive the aforementioned rules will be drafted or that we will receive all necessary approvals to commence slot operations.

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. In addition, from time to time, certain anti-gaming groups have attacked constitutional amendments or legislation that would limit our ability to continue to operate in those jurisdictions in which these constitutional amendments or legislation have been adopted. For example, in November 2004, voters in the State of Florida amended the state’s constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward County voters passed their local referendum and Miami-Dade County voters rejected their referendum in March 2005. An appeal challenging the validity of signatures needed to place the Florida constitutional amendment on the ballot is pending following the granting of summary judgment against the plaintiffs in a lower court dismissing the challenge. Oral arguments were held in November 2005, but no decision has been issued as of the date of this filing. If the constitutional amendment were ultimately found to be invalid, our right to operate slot machines at Pompano Park would be eliminated. We cannot assure you as to the outcome of this litigation. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

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

We have a significant amount of indebtedness. As of April 30, 2006, we had $1.2 billion of total debt outstanding.

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

Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations. In addition, as of April 30, 2006, we had the capacity to issue additional indebtedness, including the ability to incur additional indebtedness under all of our lines of credit, of approximately $433.4 million, of which, approximately $72.2 million of these lines of credit were used to support letters of credit. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility and the indentures governing our notes. The indenture governing our notes and our senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, related risks that we now face could increase.

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

We may not be able to successfully expand to new locations or recover our investment in new locations which would adversely affect our operations and available resources.

 We regularly evaluate and pursue new gaming acquisition and development opportunities in existing and new gaming markets including Waterloo, Iowa; Pompano Beach, Florida; Coventry, England; west Harrison County, Mississippi; Pittsburgh, Pennsylvania; Singapore and Rosemont, Illinois. To the extent that we elect to pursue any new gaming acquisition or development opportunity, our ability to benefit from our investment will depend on many factors, including:

•	our ability to successfully identify attractive acquisition and development opportunities;

•	our ability to successfully operate any developed or acquired properties;

•	our ability to attract and retain competent management and employees for the new locations;

•	our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number and subject to intense competition;

•	the availability of adequate financing on acceptable terms.

Many of these factors are beyond our control. Therefore, we cannot be sure that we will be able to recover our investments in any new gaming development opportunities or acquired facilities, or successfully expand to additional locations.

We may experience construction delays during our expansion or development projects which could adversely affect our operations.

We currently are engaged in substantial expansion projects at several of our properties. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects. The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors.

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

Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations. For example, as a result of hurricanes Katrina and Rita, we closed the Isle-Biloxi from August 28, 2005 to December 26, 2005 and the Isle-Lake Charles from September 22, 2005 to October 8, 2005. While our business interruption insurance provided sufficient coverage for those losses, we cannot be assured that the proceeds from any future claim will be sufficient to compensate us if one or more of our casinos experience a closure.

In fiscal 2007, as a result of hurricane claims in the Gulf Coast region over the past several years, we have experienced a significant increase in property and business interruption premiums.

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

In the United Kingdom and the Bahamas, we are subject to certain additional risks, including difficulty in staffing and managing foreign subsidiary operations, foreign currency fluctuations, dependence on foreign economies, political issues, adverse tax consequences and uncertainty in regulatory reform in the United Kingdom. In addition, in the Bahamas current gaming regulation preclude residence from participating in gaming activities. Therefore, disruptions in tourism traffic such as airline and other means of transportation and hotel accommodations can have an adverse impact in our gaming operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Isle-Lake Charles

We own approximately 2.7 acres and lease approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This lease automatically renewed in March 2005 and we have the option to renew it for sixteen additional terms of five years each. Rent under the Isle-Lake Charles lease is currently $1.5 million per year and is subject to increases based on the Consumer Price Index (“CPI”) and construction of hotel facilities on the property. We own two hotels in Lake Charles with a total of 493 rooms.

The Isle-Bossier City

We own approximately 38 acres of land in Bossier City, Louisiana for use in connection with the Isle-Bossier City and we own two hotels with 565 rooms on approximately 10.5 acres of land located 2.5 miles east of the Isle-Bossier City. We presently have a pending purchase agreement with Legends Gaming, LLC to sell our Bossier City operations which we expect to close in the second quarter of fiscal year 2007.

The Isle-Lula

We lease approximately 1,000 acres of land in Coahoma County, Mississippi and utilize approximately 50 acres in connection with the operations of the Isle-Lula. Unless terminated by us at an earlier date, the lease expires in 2033. Rent under the lease is currently 5.5% of gross gaming revenue as calculated by the Mississippi Gaming Commission, plus $5,000 per month, as well as $3,333 per month for the hotel. We also own approximately 100 acres in Coahoma County, which may be utilized for future development.

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

In August 2002, we entered into a lease for two additional parcels of land adjoining the Isle-Biloxi and the hotel. On the parcel adjoining the Isle-Biloxi, we constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. We have constructed a 400-room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, we may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease is estimated to be $4.3 million for the lease year ending July 31, 2006 and $4.4 million for lease year ending July 31, 2007. Such minimum rent to increase thereafter over time in accordance with a formula based on anticipated timing for completion of the current hotel and completion of the hotel on top of the parking garage (or August 31, 2008, whichever occurs first), up to a minimum rent of $3.7 million. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

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

We have also entered into a joint venture arrangement to sublease property containing a two-level parking garage next to the Isle-Biloxi. Our annual rent under this lease is approximately $212,500. The current term is for five years expiring December 31, 2010, with a renewal option for an additional five-year term (under which our annual rent would increase based on a Consumer Price Index) extending the lease through December 31, 2015.

The Isle-Vicksburg

We own approximately 13.1 acres of land in Vicksburg, Mississippi for use in connection with the Isle-Vicksburg. We own an additional thirteen acres of land in Vicksburg on which we operate off-site parking and a recreational vehicle park. We also entered into a lease for approximately five acres of land adjacent to the Isle-Vicksburg to be used for additional parking. We presently have a pending purchase agreement with Legends Gaming, LLC to sell our Vicksburg operations which we expect to close in the second quarter of fiscal year 2007.

The Isle-Natchez

Through numerous lease agreements, we lease approximately 24 acres of land in Natchez, Mississippi that is used in connection with the operations of the Isle-Natchez. Unless terminated by us at an earlier date, the leases have varying expiration dates through 2037. Rents under the leases currently total approximately $101,000 per month. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We own approximately six acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

The Isle-Kansas City

We lease approximately twenty-eight acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City facility. The term of the lease is ten years, expiring in October 2006, and we have the option to renew the lease for eight additional terms of five years each. Rent under the lease is currently $3.0 million per year, subject to the higher of $2.0 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries. As a part of our expansion plans, we are negotiating a new lease with the Kansas City Port Authority.

The Isle-Boonville

The Company entered into a lease agreement with the City of Boonville. Under the terms of agreement, the Company leases the site for a period of ninety-nine years. In lieu of rent, the Company is assessed additional amounts by the City of Boonville based on a 3.5% tax on gaming revenue, which the Company recognizes as additional rent.

The Isle-Bettendorf

We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of the Isle-Bettendorf. We also lease approximately eight acres of land on a month-to-month basis from an entity owned by family members of our chief executive officer, Bernard Goldstein, including Robert S. Goldstein, vice chairman and director and Jeffrey D. Goldstein, director of our company, which we utilize for parking and warehouse space. The initial term of the lease expires sixty days after written notice is given to either party and rent under the lease is currently $23,360 per month.

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

The Isle-Marquette

  We lease the dock site in Marquette, Iowa that is used in connection with the operations of the Isle-Marquette. The lease expires in 2019, and rent under the lease is currently $15,000 per month, plus $0.50 per passenger, plus 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million. We also rent approximately 5 acres of land used for the employee parking lot that is a month-to-month rental of $833. We also own approximately twenty-five acres of land for the pavilion, hotel, satellite offices, warehouse, lots by the marina, and other property.

The Isle-Black Hawk

Through our 57% ownership interest in Isle-Black Hawk, we own approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with the Isle-Black Hawk.

The Colorado Central Station-Black Hawk

Through our 57% ownership interest in Colorado Central Station-Black Hawk, we own or lease approximately 7.1 acres of land in Black Hawk, Colorado for use in connection with the Colorado Central Station-Black Hawk. We lease additional parcels of land adjoining the Colorado Central Station-Black Hawk for parking. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is $1.7 million indexed to correspond to any rise or fall in the CPI at one-year intervals beginning June 1, 1996, not to exceed a 3% increase or decrease from the previous year’s rate. We also entered into a lease for additional parking. This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding June 1, 2094. Annual rent is $576,000 and renewals are subject to 20% rent increases over the rate of the previous term.

Pompano Park

We own approximately 223 acres at Pompano Park.

The Isle-Our Lucaya

In April 2006, our Board of Directors approved a plan to close the Isle-Our Lucaya facility. Effective June 1, 2006, we notified our landlord of our decision to terminate the lease and we intend to cease operations by June 1, 2007 as required by our lease. We will continue to report the results of the Isle-Our Lucaya property as continuing operations until a probable sale of this facility is reached or operations are ceased, at which time, these results will be reported as discontinued operations.

Blue Chip-Dudley

Through our two-thirds ownership interest in Blue Chip PLC, we own the 15,000 square-foot building used for the Blue Chip-Dudley casino operation. We also own an 8,000 square-foot parking area for the casino.

Blue Chip-Wolverhampton

Through our two-thirds ownership interest in Blue Chip PLC, we own the 15,000 square-foot building used for the Blue Chip-Wolverhampton casino operation. We also own a 2,000 square foot parking area for the casino.

Blue Chip-Walsall

 Through our two-thirds ownership interest in Blue Chip PLC, we own the 17,938 square-foot building used for the Blue Chip-Walsall casino operation.

Coventry

We entered into a twenty-five year lease in December 2003, to lease approximately 120,000 square feet within the arena compound that will be used in connection with the operation of the Isle-Coventry. We have paid approximately £6.0 million plus 17.5% value added tax (“VAT”) ($10.9 million plus VAT as of April 30, 2006, based on published exchange rates) for prepaid rent. Due to delayed construction we will start to make lease payments in the second quarter of fiscal 2007 rather than fourth quarter of fiscal 2006 in the approximate amount of £1.3 million plus VAT ($2.4 million plus VAT as of April 30, 2006, based on published exchange rates) per year. The lease payment will be offset by the £6.0 million plus VAT ($10.9 million plus VAT as of April 30, 2006, based on published exchange rates) prepaid rent and interest of 8% per annum on the unpaid balance that reduces annual rent expenses over 15 years.

Other

We own all of the riverboats and barges utilized at our facilities. We also own or lease all of our gaming and non-gaming equipment.

We lease our corporate office in Biloxi, Mississippi and our corporate office in Boca Raton, Florida.

We have entered into a lease for our new corporate office location in Creve Coeur, Missouri.

We own additional property and have various property leases and options to either lease or purchase property that are not directly related to our existing operations and that may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects, including our proposed development in west Harrison County, Mississippi and our project currently under construction in Waterloo, Iowa.

ITEM 3. LEGAL PROCEEDINGS.

Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.2 million as of April 30, 2006 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which is expected to take place at the end of 2006 or early 2007. The civil matter was set for hearing before the Greek Supreme Court during May 2006; however, prior to the scheduled hearing date, the Greek Supreme Court reset the hearing for January 8, 2007. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

We are subject to various contingencies and litigation matters and have a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, we believe that they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Footnote 20 to the Consolidated Financial Statements for further discussion of these matters.

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

	High	Low
Fiscal Year Ending April 29, 2007
First Quarter (through July 3, 2006)	$33.01	$23.86

Fiscal Year Ended April 30, 2006
Fourth Quarter	$33.93	$27.70
Third Quarter	28.76	20.30
Second Quarter	28.67	19.48
First Quarter	28.87	22.60

Fiscal Year Ended April 24, 2005
Fourth Quarter	$30.68	$23.77
Third Quarter	27.90	20.24
Second Quarter	22.26	15.90
First Quarter	23.55	16.25

ii.	Holders of Common Stock. As of July 3, 2006, there were approximately 1,576 holders of record of our common stock.

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

iv.
Equity Compensation Plans. The following table provides information about securities authorized for issuance under our 1992, 1993 and 2000 Employee Stock Option Plans, and our Deferred Bonus Plan, for the fiscal year ended April 30, 2006.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,932,100	$ 15.85	1,186,032
Equity compensation plans not approved by security holders	-	-	-
Total	2,932,100	$ 15.85	1,186,032

(b) Issuance of Unregistered Securities
None.

(c) Purchases of our Common Stock
The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
Period

January 23, 2006 to February 19, 2006	-	$-	-	1,620,902

February 20, 2006 to March 26, 2006	-	-	-	1,620,902

March 27, 2006 to April 30, 2006	-	-	-	1,620,902

Total	-	$-	-	1,620,902

(1) We have purchased our common stock under two separate repurchase programs. The first program, which allowed repurchase of up to 1,500,000 shares was announced on November 15, 2000, and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001. The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. On October 7, 2005 the board also approved the repurchase of an additional 1,500,000 shares. To date, we have purchased 4,379,098 shares of our common stock under the two programs. These programs have no approved dollar amounts, nor expiration dates.

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

	Fiscal Year Ended (1)
	April 30,	April 24,	April 25,	April 27,	April 28,
	2006	2005	2004	2003	2002
Income Statement Data:	(dollars in millions, except per share data)
Revenues:
Casino	$1,004.6	$957.8	$948.9	$878.6	$879.2
Rooms	37.0	33.1	33.4	38.8	45.6
Pari-mutuel commissions and fees	20.6	20.1	20.3	23.9	23.5
Food, beverage and other	126.0	124.8	120.3	117.3	128.5
Gross revenues	1,188.2	1,135.8	1,122.9	1,058.6	1,076.8
Less promotional allowances	200.2	188.3	183.4	166.3	169.8
Net revenues	988.0	947.5	939.5	892.3	907.0
Operating expenses:
Casino	152.5	157.3	152.3	151.9	164.0
Gaming taxes	220.0	215.1	208.9	192.9	190.8
Rooms	8.5	7.5	7.5	9.3	11.2
Pari-mutuel	16.1	15.5	15.4	16.9	16.8
Food, beverage and other	31.5	29.8	26.6	28.7	30.2
Marine and facilities	58.1	56.7	54.4	54.3	58.2
Marketing and administrative	294.0	274.3	260.8	238.7	241.7
Valuation and other charges	13.5	4.1	-	1.9	61.4
Hurricane related charges, net	4.7	-	-	-	-
Preopening	0.3	0.2	2.3	-	3.9
Depreciation and amortization	87.1	82.3	75.9	63.9	60.5
Total operating expenses	886.3	842.8	804.1	758.5	838.7
Operating income	101.7	104.7	135.4	133.8	68.3
Interest expense	(74.4)	(64.7)	(71.1)	(65.8)	(71.6)
Interest income	3.3	1.8	0.5	0.4	0.6
Loss on early extinguishment of debt	(2.1)	(5.2)	(14.1)	-	(7.0)
Minority interest	(6.5)	(5.5)	(10.1)	(9.5)	(7.7)
Income (loss) from continuing operations before income taxes	22.0	31.1	40.6	58.9	(17.4)
Income taxes	14.2	16.1	13.3	21.6	(5.5)
Income (loss) from continuing operations	7.8	15.0	27.3	37.3	(11.9)
Income from discontinued operations, net of income taxes	11.2	3.0	0.4	8.3	11.9
Net income	$19.0	$18.0	$27.7	$45.6	$-

(Footnotes follow table)

	Fiscal Year Ended (1)
	April 30,	April 24,	April 25,	April 27,	April 28,
	2006	2005	2004	2003	2002
Income Statement Data (continued):	(dollars in millions, except per share data)
Income per common share:
Basic
Income from continuing operations	$0.26	$0.51	$0.93	$1.29	$(0.42)
Income from discontinued operations	0.37	0.10	0.01	0.29	0.42
Net Income	$0.63	$0.61	$0.94	$1.57	$-

Diluted
Income from continuing operations	$0.25	0.49	$0.90	$1.22	$(0.40)
Income from discontinued operations	0.36	0.10	0.01	0.27	0.40
Net Income	$0.61	$0.58	$0.91	$1.50	$-

Other Data:
Net cash provided by (used in):
Operating activities	$99.5	$169.9	$173.2	$138.2	$153.7
Investing activities	$(188.9)	$(213.7)	$(159.1)	$(126.6)	$(100.6)
Financing activities	$64.4	$55.4	$25.8	$6.4	$(53.2)
Capital expenditures*	$161.8	$217.3	$153.4	$61.3	$98.3

Operating Data:
Number of slot machines (2)	12,875	12,672	12,702	11,665	12,740
Number of table games (2)	483	485	398	283	325
Number of hotel rooms (2)	2,652	2,129	2,082	2,198	3,217
Average daily occupancy rate (3)	81.7%	84.8%	83.7%	78.1%	84.0%

Balance Sheet Data:
Cash and cash equivalents	$121.2	$146.7	$134.6	$94.6	$76.6
Total assets	1,833.9	1,681.4	1,524.0	1,416.0	1,353.4
Long-term debt, including current portion	1,221.3	1,156.1	1,088.9	1,028.0	1,009.3
Stockholders' equity	282.7	261.4	241.4	203.9	159.2

*Excludes: destroyed Isle-Biloxi casino barge of $7.4 million in fiscal 2005 and $36.8 million in fiscal 2006, and Isle-Biloxi temporary casino of $37.9 million in fiscal 2006 and discontinued operations of Isle-Vicksburg and Isle-Bossier City

(1) The operating results and data presented for fiscal years prior to fiscal year 2003 are not comparable to other fiscal years presented as we ceased operations at the Isle-Tunica on September 3, 2002, acquired the Colorado Central Station-Black Hawk and the Colorado Grande-Cripple Creek on April 22, 2003 and ceased operations at the Colorado Grande-Cripple Creek on April 25, 2005. The operating results and data presented for fiscal years prior to fiscal year 2004 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Our Lucaya, which we opened on December 15, 2003, the Blue Chip-Dudley, which we acquired on November 28, 2003, the Blue Chip-Wolverhampton, which we opened on April 22, 2004, and the Blue Chip-Walsall, which we opened on September 23, 2004. We also ceased operations at the Lady Luck-Las Vegas on September 3, 2003. The results of fiscal years 2002-2006 have been reclassified to reflect the Isle-Bossier City, Isle-Vicksburg and Colorado Grande-Cripple Creek as discontinued operations.

(2) The data presented for fiscal years prior to 2003 is not comparable to other fiscal years presented due to the exclusion of the 223 Colorado Grande-Cripple Creek slot machines due to discontinued operations. The results of fiscal years 2002-2006 have been reclassified to reflect the Isle-Bossier City, Isle-Vicksburg and Colorado Grande-Cripple Creek as discontinued operations.

(3) The data presented for fiscal years prior to 2003 is not comparable to other fiscal years presented due to the exclusion of the 227 Isle-Tunica and the 792 Lady Luck-Las Vegas hotel rooms. The results of fiscal years 2002-2006 have been reclassified to reflect the Isle-Bossier City, Isle-Vicksburg and Colorado Grande-Cripple Creek as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-K.

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Freeport, Grand Bahama Island. We operate a harness racing track in Florida. Additionally, we have a controlling interest in casino investments in Dudley, Wolverhampton and Walsall, England, each of which is operated by the minority owners. The following discussion includes results only from our continuing operations.

The following table reflects our consolidated net revenues and operating income by state:

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Year Ended
	April 30,	April 24,	Variance	Variance
	2006	2005	$	%

Net revenues:
Mississippi	$232,475	$201,629	$30,846	15.3%
Lousiana	161,912	172,081	(10,169)	(5.9%)
Missouri	162,644	166,274	(3,630)	(2.2%)
Iowa	208,977	211,650	(2,673)	(1.3%)
Colorado	163,411	138,588	24,823	17.9%
International	33,570	31,115	2,455	7.9%
Corporate and other	25,031	26,235	(1,204)	(4.6%)
Total net revenues	$988,020	$947,572	$40,448	4.3%

Operating income:
Mississippi	$51,673	$23,117	$28,556	123.5%
Lousiana	19,517	27,036	(7,519)	(27.8%)
Missouri	27,011	24,976	2,035	8.1%
Iowa	42,075	44,710	(2,635)	(5.9%)
Colorado	36,132	29,764	6,368	21.4%
International	(13,459)	(4,013)	(9,446)	(235.4%)
Corporate and other	(61,254)	(40,842)	(20,412)	(50.0%)
Operating income	$101,695	$104,748	$(3,053)	(2.9%)

Note: Exlcudes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek which have been classified as discontinued operations

In Mississippi, our three continuing operations contributed $232.5 million or 23.5% of our net revenues during the fiscal year ended April 30, 2006. Net revenues and operating income were up $30.8 million and $28.6 million, respectively, compared to prior year. The primary reason for these increases were a new and upgraded land-based casino at the Isle-Biloxi, limited competition in the Biloxi market due to closures related to Hurricane Katrina, and continuing effects of a population shift into the Isle-Natchez’ market. Isle-Lula’s results remained consistent with prior year.

In Louisiana, the Isle-Lake Charles contributed $161.9 million or 16.4% of our net revenues during the fiscal year ended April 30, 2006. Net revenues decreased $10.2 million and operating income decreased $7.5 million over prior year. Isle-Lake Charles experienced a decrease in net revenues and operating income, compared to the prior year period, due to the addition of a competitor and the disruptions and charges related to Hurricane Rita.

In Missouri, our two properties contributed $162.6 million or 16.5% of our net revenues during the fiscal year ended April 30, 2006. Net revenues were down $3.6 million and operating income was up $2.0 million. Isle-Kansas City’s net revenues and operating income were down due to a decreased gaming patron count caused primarily by the completion of competitors’ expansion projects in the market. Isle-Boonville’s net revenues and operating income increased due to an increase in marketing efforts.

In Iowa, our three casinos contributed $209.0 million or 21.2% of our net revenues during the fiscal year ended April 30, 2006. Net revenues decreased $2.7 million primarily due to increased competition and operating income decreased $2.6 million primarily due to increased marketing costs as compared to the prior year.

In Colorado, our two Black Hawk properties contributed $163.4 million or 16.5% of our net revenues during the fiscal year ended April 30, 2006. Net revenues were up $24.8 million and operating income was up $6.4 million over prior year. During fiscal 2005, construction at our Black Hawk properties, which significantly reduced parking for the Colorado Central Station-Black Hawk and restricted access to the street entrances to both Black Hawk casinos, adversely impacted net revenues and operating income by $10.3 million and $10.2 million, respectively. In June 2005, we completed the casino expansions at both casinos, a new restaurant, the skywalks connecting the casinos to the new garage and a total of 900 new parking spaces thus ending the most disruptive phase of our Black Hawk expansion projects. Construction of the new 162-room Colorado Central Station hotel was completed in December 2005. The extension of Main Street to Colorado Route 119, temporarily delayed by engineering challenges, opened in the first quarter of fiscal 2007.

In our international locations, we experienced an increase in net revenues of $2.5 million. Operating income decreased $9.4 million primarily due to $13.3 million in valuation and other charges related to Blue Chip and the Isle-Our Lucaya. In April 2006, our Board of Directors approved a plan to close the Isle-Our Lucaya facility.  Effective June 1, 2006, we notified our landlord of our decision to terminate the lease and we intend to cease operations by June 1, 2007 as required by our lease. In conjunction with exercising the lease termination, we paid a $2.2 million fee to our landlord to terminate the lease early. This amount will be expensed, in accordance with SFAS 146 on the date of notification, which was in the first quarter of fiscal year 2007. We will continue to report the results of the Isle-Our Lucaya property as continuing operations until a probable sale of this facility is reached or operations are ceased at which time these results will be reported as discontinued operations.

In corporate and other, our new development expenses increased to $19.7 million for the fiscal year ended April 30, 2006, up from $14.4 million for the same period in the previous fiscal year. This is primarily due to our continuing development efforts in Pompano Beach, Florida; Waterloo, Iowa; Pittsburgh, Pennsylvania; Singapore, and the United Kingdom as well as other initial investments to proposed future projects. Additional costs have been incurred due to the ongoing relocation of the corporate offices to the St. Louis, Missouri metropolitan area which is expected to be completed in late calendar year 2006.

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

Goodwill and Other Intangible Assets

At April 30, 2006, we had goodwill and other intangible assets with indefinite useful lives of $371.1 million, representing 20.2% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and intangible assets below their carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2006. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

  At April 30, 2006, we had property and equipment of $938.4 million, representing 51.2% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with our “other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and residual values. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Insurance Accounting

We have recorded an impairment charge of $68.6 million based on current assessments of damages related to the impact of hurricanes. The impairment charge is offset by an insurance receivable for the amount we expect to recover from our insurance carriers under our policy coverages. We have incurred $62.2 million for incremental out-of-pocket costs related to the hurricanes and the property operating costs related to the periods affected by the hurricanes. These amounts are included in the “Hurricane related charges, net” in the accompanying statements of income. The Company has insurance coverage related to damage from the three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes. The total amount of losses recognized and expenses incurred of $130.8 million has been recorded in the accompanying statement of income as “Hurricane related charges, net” and have been offset by the amount of $126.0 million, which the Company believes is probable that it will collect from its insurance carriers under its policy coverages. The remaining amount of $4.8 million represents the Company’s deductible portion of its claims. The Company believes it will receive proceeds from its insurance carrier related to all four types of losses the Company has sustained, and through July 5, 2007 has received advances of $55.4 million, of which $53.9 million was received by April 30, 2006. When the Company and its insurance carriers agree on the final amount of the insurance proceeds the Company is entitled to, the Company will also record any related gain in this account. The Company's insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with the insurance carrier and will be reflected in the related properties' revenues.

Income Tax Assets and Liabilities

We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets, including net operating losses, when we believe that we will be unable to utilize the benefits of those assets on our tax returns. Changes to the valuation allowance are recorded in the period when we revise our estimate of the recoverability of the related deferred assets. As indicated in Note 18, we have provided a valuation allowance for certain state net operating losses (“NOLs”), and other deferred tax assets as of April 30, 2006 and April 24, 2005. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, we do not take such positions unless we have “substantial authority” to do so under the Internal Revenue Code and applicable regulations. We may take positions on our tax returns based on substantial authority that are not ultimately accepted by the IRS or other taxing authorities. We assess such potential unfavorable outcomes based on the criteria of SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5).  We establish a tax reserve if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. We assess the potential outcomes of tax uncertainties on a quarterly basis. In determining whether the probable criterion of SFAS No. 5 is met, we presume that the taxing authority will focus on the exposure and we assess the probable outcome of a particular issue based upon the relevant legal and technical merits. We also apply our judgment regarding the potential actions by the tax authorities and resolution through the settlement process. We maintain required tax reserves until such time as the underlying issue is resolved.

When actual results differ from reserve estimates, we adjust the income tax provision and our tax reserves in the period resolved. For tax years that are not examined by taxing authorities, we adjust tax reserves in the year that the statute of limitations expires. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

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

 Results of Operations

Our results of operations for the fiscal years ended April 30, 2006, and April 24, 2005, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, the Blue Chip-Dudley, the Blue Chip-Wolverhampton, the Blue Chip-Walsall and Pompano Park. Fiscal 2006 and 2005 results have been reclassified to reflect the Isle-Vicksburg, the Isle-Bossier City and Colorado Grande-Cripple Creek as discontinued operations.

Our fiscal year ends on the last Sunday in April. This fiscal year convention creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. The fiscal year ended April 30, 2006 was a 53-week year. The extra week was included in the fourth fiscal quarter.

Our results of operations for the fiscal year ended April 25, 2004, reflect the consolidated operations of all of our subsidiaries, and includes the following properties: the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Lady Luck-Las Vegas, the Isle-Our Lucaya, the Blue Chip-Dudley, the Blue Chip-Wolverhampton, the Blue Chip-Walsall and Pompano Park. On October 30, 2002, we completed the sale of the Lady Luck-Las Vegas. We operated the casino until September 3, 2003, when the purchaser’s designated gaming operator received regulatory approval. The Isle-Our Lucaya began operations in December of 2003. We purchased a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”) in November of 2003. Blue Chip owns and operates a pub-style casino in Dudley, England, and a pub-style casino in Wolverhampton, England, which began operations in April of 2004. Fiscal 2004 results have been reclassified to reflect the Isle-Vicksburg, the Isle-Bossier City and Colorado Grande-Cripple Creek as discontinued operations.

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

Fiscal Year Ended April 30, 2006 Compared to Fiscal Year Ended April 24, 2005

Gross revenues for the fiscal year ended April 30, 2006 were $1.2 billion, which included $1.0 billion of casino revenue, $37.0 million of room revenue, $20.6 million of pari-mutuel commissions, $107.6 million of food and beverage revenue and $18.4 million of other revenue. This compares to gross revenues for the fiscal year ended April 24, 2005 of $1.1 billion, which included $957.9 million of casino revenue, $33.1 million of room revenue, $20.1 million of pari-mutuel commissions, $106.2 million of food and beverage revenue and $18.6 million of other revenue.

Casino revenue increased 4.9% compared to fiscal year 2005. We saw an increase in casino revenues at our Mississippi properties due to Isle-Biloxi’s limited competition following re-opening as a result of Hurricane Katrina and upgraded land-based casino, effects of population growth in the Isle-Natchez market because of hurricane relocations and an improved marketing program at Isle-Lula. Likewise, casino revenues increased at the Isle’s Colorado casinos due to the completion of the expansion projects. Isle-Lake Charles saw a decline in casino revenues due to the entry of a new competitor and the disruptions caused by Hurricane Rita. Our Iowa properties saw flat casino revenues. The Isle-Kansas City saw a drop in revenues due to decreased patron count caused by completion of competitors’ expansion projects in the market. Isle-Booneville casino revenues increased due to an increase in marketing efforts. Our international operations, which account for a small percentage of our gaming revenues, saw an increase in casino revenues primarily due to a decrease in hurricane disruptions at the Isle-Our Lucaya during fiscal year 2006.

Room revenue increased 11.8% compared to fiscal year 2005 primarily as a result of the additional capacity at the Isle-Biloxi. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal year increased 2.2% compared to prior year. Food and beverage revenues increased by 1.3%.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers and incentives given to both existing and potential customers to encourage future patronage at our properties. These allowances increased by 6.3% in fiscal year 2006 as we increased our direct mail efforts to promote play and the addition of Isle Play at our Mississippi properties.

Casino operating expenses decreased 3.1% over fiscal year 2005. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses have decreased despite an increase in casino revenue primarily due to temporary closures of operations in Biloxi, Lake Charles and Pompano caused by hurricanes in fiscal 2006 and certain operating costs at these properties being offset with expected insurance recoveries related to the closures. For further discussion, see footnote 14 to the consolidated financial statements.

State and local gaming taxes increased by 2.3% compared to fiscal year 2005 primarily due to the increase in gaming revenues.

Room expenses increased 13.5% compared to fiscal year 2005. These expenses directly relate to the cost of providing hotel rooms. The increase in expenses was due primarily to the additional room capacity at the Isle-Biloxi and increased guest counts at Isle-Natchez and Isle-Lake Charles.

Pari-mutuel operating costs of Pompano Park in Florida increased 3.9% compared to fiscal year 2005. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food and beverage expenses increased 7.3% over fiscal year 2005. Food and beverage expenses as a percentage of gross food and beverage revenues increased from 23.9% for the fiscal year ended April 24, 2005, to 25.3% for the fiscal year ended April 30, 2006. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 23.9% for the fiscal year ended April 24, 2005, to 25.0% for the fiscal year ended April 30, 2006. These expenses increased partly as a result of the expansion at the Colorado property.

Marine and facilities expenses increased 2.6% compared to fiscal year 2005. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to the Isle’s Colorado expansion projects that came on line during 2006.

Marketing expenses increased 2.0% compared to fiscal year 2005. The increase in marketing expenses is primarily due to the additional marketing of our Colorado properties after the completion of the expansion projects and additional corporate marketing expenses. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses, which include administration and human resource department expenses, rent, new development activities, professional fees, insurance and property taxes, have increased 9.0% over fiscal year 2005. The increase is due primarily to the settlement of the Jefferson County, Missouri lawsuit and increased development and investment activities. In Florida, we supported the successful campaign to pass a constitutional amendment that allows the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai facilities in their respective counties. We are continuing to pursue a slot parlor license in Pittsburgh, Pennsylvania and have joined with resort developer Eighth Wonder in applying to operate a casino resort in Singapore. Additionally, we expect administrative expenses to increase in fiscal 2007 primarily due to costs related to moving the corporate office from Mississippi to Missouri and expected substantial increased property insurance premiums related to increases in recent hurricane activity in our southern region.

Depreciation expense increased by 5.8% compared to fiscal year 2005. Depreciation has increased as a result of our capital expansion programs.

In fiscal 2006, we recorded $3.6 million in impairment and severance related charges on the Isle-Our Lucaya property due to the change in future expected cash flows resulting from our decision to close the casino by June of 2007. As a result of adverse market conditions on the expected future cash flows of the Blue Chip operations, we recorded additional impairment charges of $9.6 million related to the Blue Chip properties. In fiscal 2005, we recorded a gain on the sale of a land option in St. Louis, Missouri, in addition to impairment related charges of $1.6 million related to fixed assets in the United Kingdom and $2.5 million on our investment in a license in Rosemont, Illinois.

We incurred a loss on early extinguishment of debt totaling $2.1 million in fiscal 2006 in connection with the refinancing of the Isle-Black Hawk senior secured credit facility on October 24, 2005. In fiscal 2005, we incurred a loss on early extinguishment of debt totaling $5.3 million in connection with the amendment of our senior secured credit facility on February 4, 2005. These charges include the write-off of debt acquisition costs.

Net interest expense increased 13.1% compared with fiscal year 2005. This is primarily attributable to the higher average balances outstanding and higher interest rates on our variable rate debt and an increase in capitalized interest from $3.2 million in the fiscal year ended April 24, 2005 to $4.6 million in fiscal year ended April 30, 2006. The increase in capitalized interest results from the ongoing construction at Coventry, England and expansion projects at Pompano Park and Isle-Boonville.

Our effective tax rate from continuing operations for the year ended April 30, 2006 was 64.5% compared to 51.8% for the year ended April 24, 2005, which, in each case, excludes our joint venture partner’s portion of the Colorado Central Station-Black Hawk’s income taxes. This increase in effective rate over the comparable prior fiscal period is primarily attributable to the impact of not benefiting from a portion of our current losses in the United Kingdom at this time, and not benefiting from the capital loss related to the Colorado Grande Cripple-Creek transaction at this time because of a lack of capital gains to offset against the loss. As part of our ongoing operations, we will continue to evaluate prudent tax planning strategies to maximize the benefits of existing tax attributes, however, no assurance can be made that this can be achieved. For further discussion, see footnote 18 to the consolidated financial statements.

Fiscal Year Ended April 24, 2005 Compared to Fiscal Year Ended April 25, 2004

Gross revenues for the fiscal year ended April 24, 2005 were $1.1 billion, which included $957.9 million of casino revenue, $33.1 million of room revenue, $20.1 million of pari-mutuel commissions, $106.2 million of food and beverage revenue and $18.6 million of other revenue. This compares to gross revenues for the fiscal year ended April 25, 2004 of $1.1 billion, which included $0.9 billion of casino revenue, $33.4 million of room revenue, $20.3 million of pari-mutuel commissions and $103.4 million of food and beverage and $16.9 million of other revenue.

Casino revenue increased 0.9% compared to fiscal year 2004. We saw an increase in casino revenues at our Missouri properties due primarily to the Isle-Kansas City’s expansion of its gaming floor and the Isle-Boonville’s continued strong performance. Likewise, casino revenues increased at the Isle-Lake Charles resulting from the expansion and renovation of the Grand Palais. The addition of the Isle-Our Lucaya and the Blue Chip-Dudley also increased casino revenues as these properties opened in the third quarter of fiscal 2004. These increases were offset by the sale of the Lady Luck-Las Vegas. In Colorado, casino revenues declined as the Isle-Black Hawk and the Colorado Central Station-Black Hawk have been affected by construction disruption. We also faced decreases in casino revenues at the Isle-Biloxi because of construction and the aftermath of Hurricane Ivan.

Room revenue decreased 1.0% compared to fiscal year 2004 primarily as a result of construction at the Isle-Biloxi. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal year was essentially flat compared to prior year. Food and beverage revenues increased by 2.7% because of renovations made to the buffet at the Isle-Lake Charles. The addition of the Isle-Our Lucaya and the Blue Chip locations also added to food and beverage revenues.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 2.7% in fiscal year 2005 as we increased our direct mail efforts to promote play.

Casino operating expenses increased 3.3% over fiscal year 2004. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. The increase in casino operating expenses is attributable to the addition of the Isle-Our Lucaya and Blue Chip. This increase is partially offset by the discontinuation of gaming operations at the Lady Luck-Las Vegas, following the finalization of the property’s sale.

State and local gaming taxes increased by 3.0% compared to fiscal year 2004. Effective July 1, 2004, we were subject to an additional assessment of 2.0% of gross gaming revenues in Iowa due to a tax increase enacted in that state.

Room expenses decreased 0.8% compared to fiscal year 2004. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The decrease in expenses was due primarily to the loss of room capacity due to construction at the Isle-Biloxi

Pari-mutuel operating costs of Pompano Park in Florida increase 0.4% compared to fiscal year 2004. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food and beverage expenses increased 13.3% over fiscal year 2004. Food and beverage expenses as a percentage of gross food and beverage revenues increased from 21.7% for the fiscal year ended April 25, 2004, to 23.9% for the fiscal year ended April 24, 2005. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 22.1% for the fiscal year ended April 25, 2004, to 23.9% for the fiscal year ended April 24, 2005. Room service and banquet expense increased as the availability of meeting space and hotel rooms increased during the fiscal year. The addition of the Isle-Our Lucaya and Blue Chip also increased food, beverage and other expenses.

Marine and facilities expenses increased 4.2% compared to fiscal year 2004. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to ongoing repairs and maintenance at the Isle-Lula and the addition of the Isle-Our Lucaya.

Marketing expenses increased 1.4% compared to fiscal year 2004. The increase in marketing expenses is primarily due to the addition of the Isle-Our Lucaya and is partially offset by the finalization of the sale of the Lady Luck-Las Vegas. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses have increased 8.6% over fiscal year 2004. These expenses include administration and human resource department expenses, rent, new development activities, professional fees, insurance and property taxes. The increase is due to the addition of the Isle-Our Lucaya and Blue Chip. We also increased our development and investment activities domestically and in the United Kingdom. In Florida, we supported the successful campaign to pass a constitutional amendment that allows the voters of Miami-Dade and Broward counties to decide whether to approve slot machines in racetracks and jai alai facilities in their respective counties. These increases were partially offset by finalization of the sale and discontinuation of all operations at the Lady Luck-Las Vegas and savings from combining some administrative functions of the Isle-Bettendorf and the Rhythm City-Davenport properties.

Depreciation expense increased by 8.5% compared to fiscal year 2004. Depreciation has increased as a result of our capital expansion programs. The increase was primarily due to a one-time charge for additional depreciation expense of $2.9 million related to a reclassification of certain land improvements that were improperly classified as land at the time of the conversion of our manual system to a computerized asset tracking system in fiscal 2002, identified in the second fiscal quarter of 2005, as well as the capital additions at the Isle-Biloxi, the Isle-Lake Charles and the Isle-Kansas City.

  In fiscal year 2005, we recorded a gain on the sale of a land option in St. Louis, Missouri in addition to impairment related charges of $1.6 million related to fixed assets in the United Kingdom and $2.5 million on our investment in a license in Rosemont, Illinois.

We incurred a loss on early extinguishment of debt totaling $5.3 million in fiscal 2005 in connection with the amendment of our senior secured credit facility on February 4, 2005. These charges include the write-off of debt acquisition costs. We also incurred a loss on early extinguishment of debt of $14.1 million in fiscal 2004 related to the amendment of our $390.0 million 8.75% senior subordinated notes on March 3, 2004. These charges included early payment premiums as well as the write-off of debt acquisition costs.

Net interest expense decreased 10.9% compared with fiscal year 2004. This is primarily attributable to the lower average balances outstanding and an increase in capitalized interest from $0.8 million in the fiscal year ended April 25, 2004 to $3.2 million in fiscal year ended April 24, 2005. The increase in capitalized interest results from the expansion projects at the Isle-Biloxi and in Black Hawk.

Our effective tax rate from continuing operations was 51.8% for the fiscal year ended April 24, 2005, compared to 32.7% for fiscal year ended April 25, 2004, which, in each case, excludes our joint venture partner’s portion of the Colorado Central Station-Black Hawk income taxes. The increase in the rate for fiscal 2005 is a result of the effect of non-deductible permanent items on earnings, the impact of not benefiting, at this time, from a portion of the current operating losses of our interests in the United Kingdom and state income taxes. Also in the second fiscal quarter ended 2004, the Internal Revenue Service concluded a federal tax examination covering four tax years without significant adjustments and provided administrative guidance on certain other tax matters for other open years. As a result, we analyzed our tax accruals and reduced income tax expense by approximately $3.0 million for previously accrued income tax liabilities. This had the effect of reducing our effective tax rate to 32.7% from continuing operations, excluding the minority interest’s portion of the Colorado Central Station-Black Hawk income taxes. Excluding the impact of these adjustments, our fiscal year 2004 effective rate from continuing operations would have been 40.0%, excluding the minority interest’s portion of the Colorado Central Station-Black Hawk income taxes. For further discussion, see footnote 18 to the consolidated financial statements.

Liquidity and Capital Resources

At April 30, 2006, we had cash and cash equivalents and marketable securities of $138.9 million compared to $162.8 million in cash and cash equivalents at April 24, 2005, the end of our last fiscal year. Of this $23.9 million decrease, $25.6 is a decrease in cash and cash equivalents and is the net result of $99.5 million net cash provided by operating activities, $188.9 million net cash used in investing activities, $64.4 million net cash provided by financing activities and $0.6 million decrease in cash from the effect of foreign currency exchange rates. The remaining increase of $1.7 million is marketable securities held by Capri Insurance Corporation, which is available to pay insurance claims. In addition, as of April 30, 2006, we had $361.2 million of unused capacity under lines of credit and available term debt consisting of $331.8 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $25.4 million of unused credit capacity with the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk), and $4.0 million under other lines of credit and available term debt. During the year ended April 30, 2006, the Isle-Black Hawk paid off $5.4 million, net of borrowings, on its revolving loan under the Isle-Black Hawk’s senior secured credit facility. We also had borrowings, net of payments of $0.5 million under other lines of credit. We believe that our cash and cash equivalents balance, our cash flows from operations, the financing sources discussed herein, planned asset sales and expected hurricane insurance proceeds will be sufficient to meet our normal operating requirements during the next twelve months and to fund additional investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth or to refinance existing debt.

Investing Activities

We invested $174.1 million in property and equipment during fiscal year 2006, including accrued purchases of $23.9 million. These amounts exclude $74.7 million related to the Isle-Biloxi casino barge destroyed by Hurricane Katrina and the subsequent costs related to the temporary casino that we expect to recover from insurance proceeds. The following table reflects expenditures and accruals for property and equipment on major projects in fiscal years 2005 and 2006 and projected expenditures for these and other projects we are pursuing. The amounts in the table do not include any expenditures and accruals prior to fiscal 2005 and do not include capital required for development projects we are pursuing which involve us competing with other casino developers for a single license.

		Actual		Remaining
		Fiscal Year	Fiscal Year	Fiscal Year
		Ended 4/24/05	Ended 4/30/06	Ending 4/29/07	Thereafter
		(1)	(1)	(1)	(3)
		(dollars in millions)
Property	Project

Isle-Biloxi	Construct hotel	$43.0	$9.6	$-	$-
Isle-Bettendorf	Construct hotel	-	6.5	34.0	4.5
Isle-Pompano	Construct casino	-	12.3	128.2	-
Isle-Boonville	Construct hotel	2.0	14.3	1.2	-
Isle-Waterloo	Construct casino & hotel	-	5.2	77.0	52.3
Isle - Kansas City	Expansion & public improvements	-	1.1	15.2	68.7
Coventry	Construct leasehold improvements	8.4	18.1	28.5	-
West Harrison County	Construct hotel & casino	-	-	35.0	240.0
Isle-Davenport	Construct hotel	-	0.3	7.8	34.9
Isle-Lake Charles	Renovate & expand casinos	11.6	5.2	0.8	-
Isle-Black Hawk (57% owned)	Expansion & public improvements	62.5	27.1	1.9	-
Other properties (2)	IGT Advantage program	6.8	12.1	14.1	-
All	Slot programs	28.8	20.2	23.9	4.4
All	Other capital improvements	28.8	29.8	60.1	19.4
Total		$191.9	$161.8	$427.7	$424.2

Discontinued Operations (4)		$18.0	$12.3	$3.2	$-

(1) Excludes: destroyed Isle-Biloxi casino barge of $7.4 million in fiscal 2005 and $36.8 million in fiscal 2006, and Isle-Biloxi temporary casino of $37.9 million in fiscal 2006
(2) Includes: Isle-Biloxi, Isle-Natchez, Isle-Lula, Isle-Lake Charles and Colorado Central Station
(3) The timing of these projects is discussed below
(4) Discontinued operations consist of Isle-Vicksburg and Isle-Bossier City

The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.

The previously announced Isle-Biloxi hotel and parking plan, estimated at $79.0 million, included an additional 400 hotel rooms, a 12,000 square-foot convention/entertainment center, an expanded pool and spa area and a 1,000-space parking facility. This project was completed prior to Hurricane Katrina, with the exception of the spa. In October 2004, we announced plans to replace the casino at Isle-Biloxi with a new state-of-the-art casino facility, which was expected to cost approximately $90.0 million and was expected to open in December 2005. The Isle-Biloxi casino barge and the new casino barge were destroyed by Hurricane Katrina. Subsequent to the end of the fiscal year, Isle-Biloxi completed the renovation of its existing atrium adding additional gaming space bringing the casino resort to approximately 1,600 gaming positions, opening a new multi-story entry feature and bar, and connecting the parking deck with the atrium by a covered walkway. We continue to evaluate our redevelopment opportunities for the Isle-Biloxi and expect a significant portion of these costs to be funded through anticipated insurance proceeds.

We have signed a development agreement with the City of Bettendorf pursuant to which we agreed to construct a new 250-room Isle hotel, additional parking, a new restaurant, and an expansion of the existing buffet and the City agreed to construct a 50,000 square foot convention center adjacent to the facility, which will be managed by Isle-Bettendorf. The cost of our portion of this project is approximately $45.0 million, and the new hotel is scheduled to open in the spring of 2007.

In November 2004, voters in the State of Florida amended the state’s constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward County voters passed their local referendum and Miami-Dade County voters rejected their referendum in March 2005. On January 4, 2006, a Florida statue became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. We are constructing a gaming facility including 1,500 slot machines, four restaurants and a feature bar at Pompano Park adjacent to the existing grandstand at a cost of approximately $140 million with slot machine gaming anticipated to commence in early calendar year 2007. We do not plan to open a temporary gaming facility. An appeal challenging the validity of signatures needed to place the amendment on the ballot is pending following the granting of summary judgment against the plaintiffs in a lower court dismissing the challenge. Oral arguments were held in November 2005 but no decision has been issued as of the date of this filing. If the constitutional amendment were ultimately found to be invalid, our right to operate slot machines at Pompano Park would be eliminated.

In June 2006, we opened the new 140-room hotel including 20 suites and an 800-seat entertainment venue at Isle-Boonville in Missouri. As of April 30, 2006 we had spent approximately $16.3 million on the project. The remaining $1.2 million will be spent in the subsequent period.

We have been selected by the Iowa Racing and Gaming Commission as the successful applicant for a gaming license in Waterloo, Iowa. We plan to spend approximately $134.5 million on constructing a single-level casino with 1,300 gaming positions, three of our signature restaurants, a 200-room hotel and 1,000 parking spaces. Construction is underway with completion expected in the late spring of 2007. As of the fiscal year ended April 30, 2006, we have spent approximately $5.2 million on this project.

We announced plans for an $85.0 million expansion project at our Kansas City, Missouri property. The expansion project will improve guest traffic patterns in the casino and renovate existing gaming space. Exterior plans include a new, updated entryway, exterior facade refinishing, reconfiguration of existing parking, and the addition of 1,000 parking spaces. Plans for the casino interior include expanding and renovating the gaming area including 400 additional slots and adding an entertainment venue to seat at least 1,000 guests, as well as additional food and beverage amenities. The Kansas City expansion project is subject to negotiation of an amended lease and development agreement and receipt of necessary permits and approvals. As of April 30, 2006, we have spent approximately $1.1 million on this project.

As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri-themed casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, Isle was granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). Total project costs are estimated to be $55.0 million. Project costs for the leased space include design, architectural, mechanical and electrical build-out, construction and equipment. As of April 30, 2006, we have spent $26.5 million on the Coventry project and expect to spend the remainder over the next twelve months. Completion of the casino at the RICOHTM Arena Coventry is estimated to be in spring of 2007.

On June 15, 2006, we announced that we received site and development approval from the Mississippi Gaming Commission in connection with our previously announced casino resort in west Harrison County, Mississippi, which is approximately 20 miles from the Mississippi/Louisiana state border along Interstate 10. Preliminary plans call for the estimated $250-300 million project to include a single level gaming facility with over 2,000 gaming positions, a 500-room hotel, five restaurants and a complement of additional resort amenities. The project remains in the preliminary planning stages, and is subject to certain significant conditions, including but not limited to the receipt of all necessary licenses, approvals and permits.

We have completed a $94.0 million expansion project for Isle-Black Hawk and Colorado Central Station-Black Hawk properties. The project included expansion of the Isle-Black Hawk and the Colorado Central Station-Black Hawk casinos, a new 1,000 space parking structure and a new 162-room Colorado Central Station hotel, which opened on December 24, 2005. Subsequent to the end of the fiscal year, construction on the extension of Main Street just south of the Isle-Black Hawk connecting to Colorado Route 119 was completed and open to traffic.

In January 2005, we announced plans to deploy the IGT AdvantageTM Casino System with a total cost of the project estimated to be $20.2 million. In 2006, the project was expanded by $12.8 million for fiscal year 2007 for a total project amount of approximately $33.0 of which $1.8 million is included in the Colorado Central Station-Black Hawk property expansion project discussed above. We have also spent $18.9 million at the Isle-Biloxi, the Isle-Lula, the Isle-Lake Charles, and the Isle-Natchez, leaving a remaining budget of approximately $14.1 million. We expect these product upgrades will allow us to operate more competitively within our markets. Our slot improvement initiative also includes an increased ticket-in/ticket-out slot product offering.

On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license previously issued to Emerald Casinos, Inc. This process was conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. The plan of reorganization pursuant to which the merger would be consummated has been confirmed by the federal bankruptcy court. The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. The entire matter also is the subject of ongoing litigation of which we are not a party. The Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board's selection of our bid. In addition, in 2006 the Illinois Gaming Board, based on a recommendation by an administrative law judge following a hearing, revoked the license issued to Emerald on the basis of Emerald’s past conduct (which revocation has been stayed pending the outcome of litigation). For the reasons set forth above, among others, we believe that our ability to obtain the gaming license and open a gaming facility in Rosemont has been subjected to added uncertainty. There can be no assurance that we will ultimately acquire the license. The full cost of the license and all associated costs were originally capitalized in the amount of $2.5 million. Due to the continuing uncertainty with respect to this matter, we recorded a valuation charge of $2.5 million for these capitalized license costs at April 24, 2005.

         In October 29, 2004, we loaned $5.0 million to Florida Gaming Corporation (“Florida Gaming”). Interest accrues on the unpaid principal balance of the loan at an annual rate of 6.0% and is paid in arrears on the first day of each fiscal quarter. The loan is secured by a pledge of all of the issued and outstanding shares of capital stock of Florida Gaming Centers, Inc. (“FGC”), a wholly owned subsidiary of Florida Gaming. The entire unpaid principal amount of the loan and unpaid interest thereon is payable on the earlier of (1) the sale of all or any material portion of the assets of, or all or any substantial equity interest in FGC, or (2) December 31, 2008. Concurrently with the loan, Florida Gaming and FGC entered into a letter agreement with us pursuant to which Florida Gaming and FGC gave us exclusive negotiating rights with respect to the acquisition of all or substantially all of FGC’s Miami jai alai business for a period ending no later than December 31, 2008.

  In May 2005, we signed a casino management and related development and option agreements with resort developer Eighth Wonder to manage the casino included in Eighth Wonder’s proposal for a new integrated resort complex in Singapore should Eighth Wonder be selected to develop such complex. During the fiscal quarter ended July 24, 2005, we paid and expensed a $4.0 million payment to Eighth Wonder pursuant to the terms of these agreements. If Eighth Wonder is awarded this project, upon the occurrence of certain milestones, we will pay a total of $50.0 million in concession fees to Eighth Wonder for the right to operate the casino and a 400-room hotel.

In December 2005, we signed a joint development agreement with Lemieux Group LP that includes a provision for us to fund a $290 million new multi-purpose arena and pursue a gaming license at a cost of approximately $50 million for a stand alone slot parlor in Pittsburgh, Pennsylvania. Plans include the new multi-purpose arena and a $400 million gaming facility, with 3,000 slot machines, that are part of a larger billion-dollar effort known as Pittsburgh First to redevelop the Lower Hill and Uptown Districts in conjunction with the Pittsburgh Penguins and a development partner. This proposal is one of three applications under consideration by the Pennsylvania Gaming Control Board for a single license with a decision expected by the end of calendar 2006 or early 2007. If the license is granted to us, we anticipate that the construction of the project would begin shortly thereafter with a temporary casino also a possibility. Due to the uncertainty of the timing of the Gaming Control Board, license grant date, the final design of the gaming facility and the timing of obtaining the necessary permits, we have not included this project in the above table. We have issued a $50.0 million stand by letter of credit to the Pennsylvania Gaming Control board in connection with our license application.

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

Financing Activities

During the fiscal year ended April 30, 2006, we had net sources of cash from financing of $64.4 million primarily in the following financing activities:

•	We exercised a $50.0 million delayed draw term loan available under our Senior Secured Credit Facility and made additional net borrowings of $27.5 million.
•	We received proceeds from the exercise of stock options of $9.3 million.
•	We made principal payments on our senior secured credit facility and other debt of $34.7 million.
•	We purchased 367,303 shares of our common stock at a total cost of $8.5 million
•	We paid $1.8 million in costs related to the Black Hawk financing costs

•	We had net borrowings under the Isle-Black Hawk senior secured credit facility of $27.2 million.

During fiscal 2005, we modified the covenants related to the Isle-Black Hawk senior secured credit facility to align the covenants with the financial impact of construction at Isle-Black Hawk. The Isle-Black Hawk is in compliance with all covenants contained in our senior and subordinated debt instruments as of April 30, 2006.

We believe that our cash and cash equivalents balance, our cash flows from operations, planned asset sales, our expected hurricane insurance proceeds and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next fiscal year and to fund additional investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or our developments or to refinance existing debt. We are highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for capital improvements at our existing properties and/or development of new properties. We will continue to evaluate our planned capital expenditures at each of our existing locations as well as opportunities to acquire or invest in companies, properties and other projects that meet our strategic and return on investment criteria. If a material acquisition or investment is completed, our operating results and financial condition could change significantly in future periods.

Contractual Obligations and Commercial Commitments

  The following table provides information as of April 30, 2006, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates.

	Payments Due by Period
	(dollars in millions)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (1)	$ 1,219.0	$ 8.6	$ 16.0	$ 382.1	$ 812.3
Capital Lease Obligations (2)	2.3	0.0	0.1	0.2	2.0
Operating Leases (2)	1,119.3	15.3	24.1	23.5	1,056.4
Other Long-Term Obligations (3)	36.5	21.0	15.5	-	-
Total Contractual Cash Obligations	$ 2,377.1	$ 44.9	$ 55.7	$ 405.8	$ 1,870.7

	Amount of Commitment Expiration per Period
	(dollars in millions)
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit (1)	$ 361.2	$ 4.0	$ 331.8	$ 25.4	$ -
Standby Letters of Credit (4)	22.2	22.2	-	-	-
Pittsburgh Letter of Credit (5)	50.0	50.0	-	-	-
Total Commercial Commitments	$ 433.4	$ 76.2	$ 331.8	$ 25.4	$ -

(1) The table does not include associated interest expense. See Note 7, Long-Term Debt, in the accompanying notes to consolidated financial statements.
(2) See Note 9, Commitments, in the accompanying notes to consolidated financial statements.
(3) Other long-term obligations include current and future construction contracts as discussed under “Investing Activities” on page 63. This amount also includes $10.9 million in open purchase orders at April 30, 2006.
(4) Standby letters of credit consists of the following: $4.0 million for the Isle-Black Hawk and

Colorado Central Station, $1.7 million for gaming taxes, $6.5 million for workers’ compensation, $2.0 million on a lease in St. Louis, $5.8 million for insurance and $2.2 million for other.
(5) Letter of credit to the Pennsylvania Gaming Control Board related to our license application.

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair market values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted as of the beginning of the first annual reporting period of our first fiscal year that begins on or after June 15, 2005. We are required to adopt SFAS 123(R) on May 1, 2006.

We have elected to apply the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on its result of operations. The initial impact of adoption of SFAS 123(R) is discussed in Footnote 11 related to the fair market value of options that are not vested at the effective date of adoption. We are also required to estimate the number of instruments for which the requisite service is expected to be rendered in lieu of accounting for forfeitures as they occur.

As 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Isle-Black Hawk Senior Secured Credit Facility

The Isle-Black Hawk has entered into seven interest rate swap agreements with an aggregate notional value of $80.0 million, or 42.2% of its variable rate term debt, outstanding under the Isle-Black Hawk senior secured credit facility as of April 30, 2006. The swap agreements were entered in to effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. These interest rate swap agreements terminate in fiscal year 2008.  During fiscal year 2006, the swaps were not designated as effective hedges.

The following table provides information at April 30, 2006 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

Fiscal year								Fair Value
(dollars in millions)	2007	2008	2009	2010	2011	Thereafter	Total	4/30/2006
Liabilities
Long-term debt, including current portion
Fixed rate	$ 1.3	$ 1.3	$ 1.7	$ 0.4	$ 0.4	$ 703.5	$ 708.6	$ 714.3
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.6%

Variable rate	$ 7.3	$ 6.2	$ 6.9	$ 5.8	$ 396.3	$ 90.2	$ 512.7	$ 512.7
Average interest rate (1)	7.3%	7.2%	7.2%	7.3%	7.4%	7.5%

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable (2)	$ 40.0	$ 40.0	$ -	$ -	$ -	$ -	$ 80.0	$ 1.6
Average pay rate	3.9%	3.8%	0.0%	0.0%	0.0%	0.0%
Average receive rate	5.5%	5.4%	0.0%	0.0%	0.0%	0.0%

(1) Represents the annual average LIBOR from the forward yield curve at April 30, 2006 plus the weighted average margin above LIBOR on all consolidated variable rate debt.
(2)	Fair value represents the amount we would have to receive from the counter party if we had terminated the swap agreements at April 30, 2006.

We are also exposed to market risks relating to fluctuations in currency exchange rates related to our ownership interests and development activities in the United Kingdom. We attempt to minimize our foreign exchange risk through obtaining, when it is practical to do so, financing in the United Kingdom.

For the fiscal year ended April 30, 2006, we recorded a loss of $2.5 million in foreign currency translation adjustments on the accompanying consolidated balance sheets. Foreign currency translation adjustments show the cumulative effect, at the balance sheet date, of fluctuations in the foreign currency exchange rate on balances denominated in a foreign currency, which were recorded at a historical rate at the transaction date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 30, 2006 and April 24, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended April 30, 2006, April 24, 2005, and April 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 30, 2006 and April 24, 2005, and the consolidated results of its operations and its cash flows for the years ended April 30, 2006, April 24, 2005 and April 25, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Isle of Capri Casinos, Inc.’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 7, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
New Orleans, Louisiana
July 7, 2006

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	April 30,	April 24,
	2006	2005

Current assets:
Cash and cash equivalents	$121,193	$146,743
Marketable securities	17,727	16,016
Accounts receivable, net	17,268	15,460
Insurance receivable, net	72,053	-
Deferred income taxes	9,006	8,607
Deferred state income taxes	891	988
Prepaid expenses and other assets	15,560	16,634
Total current assets	253,698	204,448
Property and equipment, net	938,428	857,643
Other assets:
Assets held for sale	222,446	222,601
Goodwill	296,354	305,000
Other intangible assets	74,789	54,435
Deferred financing costs, net	16,064	19,461
Restricted cash	2,210	2,193
Prepaid deposits and other	29,955	15,665
Total assets	$1,833,944	$1,681,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,588	$7,501
Accounts payable	58,561	42,456
Accrued liabilities:
Interest	10,523	10,312
Payroll and related	56,904	47,806
Property and other taxes	25,888	21,061
Income taxes	10,323	1,160
Progressive jackpots and slot club awards	12,415	15,045
Other	40,652	34,321
Total current liabilities	223,854	179,662
Long-term debt, less current maturities	1,212,692	1,148,617
Deferred income taxes	58,105	42,102
Deferred state income taxes	6,335	9,329
Other accrued liabilities	23,580	17,115
Minority interest	26,690	23,225
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued and
outstanding: 34,291 at April 30, 2006 and 33,528 at April 24, 2005	343	335
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	160,508	148,177
Unearned compensation	(1,383)	(1,488)
Retained earnings	165,156	146,133
Accumulated other comprehensive income	220	2,858
	324,844	296,015
Treasury stock, 3,902 shares at April 30, 2006 and 3,607 shares at April 24, 2005	(42,156)	(34,619)
Total stockholders' equity	282,688	261,396
Total liabilities and stockholders' equity	$1,833,944	$1,681,446

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended
	April 30,	April 24,	April 25,
	2006	2005	2004
Revenues:
Casino	$1,004,644	$957,878	$948,903
Rooms	36,999	33,093	33,366
Pari-mutuel commissions and fees	20,573	20,126	20,327
Food, beverage and other	125,978	124,780	120,326
Gross revenues	1,188,194	1,135,877	1,122,922
Less promotional allowances	200,174	188,305	183,393
Net revenues	988,020	947,572	939,529
Operating expenses:
Casino	152,490	157,289	152,346
Gaming taxes	220,039	215,134	208,926
Rooms	8,463	7,454	7,512
Pari-mutuel commissions and fees	16,051	15,449	15,395
Food, beverage and other	31,523	29,848	26,583
Marine and facilities	58,141	56,680	54,367
Marketing and administrative	293,969	274,250	260,845
Valuation and other charges	13,486	4,136	-
Hurricane related charges, net	4,776	-	-
Preopening	281	247	2,293
Depreciation and amortization	87,106	82,337	75,896
Total operating expenses	886,325	842,824	804,163
Operating income	101,695	104,748	135,366
Interest expense	(74,430)	(64,745)	(71,068)
Interest income	3,348	1,898	534
Loss on early extinguishment of debt	(2,110)	(5,251)	(14,116)
Minority interest	(6,517)	(5,493)	(10,072)

Income from continuing operations before income taxes	21,986	31,157	40,644
Income taxes	14,176	16,125	13,288
Income from continuing operations	7,810	15,032	27,356
Income from discontinued operations, net of income taxes	11,213	3,006	393
Net income	$19,023	$18,038	$27,749

Earnings per common share-basic:
Income from continuing operations	$0.26	$0.51	$0.93
Income from discontinued operations, net of income taxes	0.37	0.10	0.01
Net income	$0.63	$0.61	$0.94

Earnings per common share-diluted:
Income from continuing operations	$0.25	$0.49	$0.90
Income from discontinued operatons, net of income taxes	0.36	0.10	0.01
Net income	$0.61	$0.58	$0.91

Weighted average basic shares	30,028	29,682	29,404
Weighted average diluted shares	31,270	30,930	30,466

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

						Accum.
						Other
						Compre-
	Shares of		Additional	Unearned		hensive		Total
	Common	Common	Paid-in	Compen-	Retained	Income	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	(Loss)	Stock	Equity
Balance, April 27, 2003	32,377	$322	$137,542	$(1,498)	$100,346	$(4,284)	$(28,524)	$203,904
Net income	-	-	-	-	27,749	-	-	27,749
Unrealized gain on interest
rate swap contract,
net of income taxes of $2,322	-	-	-	-	-	4,044	-	4,044
Foreign currency translation
adjustments	-	-	-	-	-	761	-	761
Comprehensive income	-	-	-	-	-	-	-	32,554
Exercise of stock options, including
income tax benefit of $1,833	785	9	7,407	-	-	-	(988)	6,428
Purchase of treasury stock	-	-	-	-	-	-	(2,030)	(2,030)
Treasury stock retired	(107)	(1)	(2,029)	-	-	-	2,030	-
Grant of nonvested stock	-	-	465	(465)	-	-	-	-
Amortization of unearned
compensation	-	-	-	550	-	-	-	550
Balance, April 25, 2004	33,055	330	143,385	(1,413)	128,095	521	(29,512)	241,406
Net income	-	-	-	-	18,038	-	-	18,038
Unrealized gain on interest
rate swap contracts
net of income taxes of $224	-	-	-	-	-	345	-	345
Foreign currency translation
adjustments	-	-	-	-	-	1,992	-	1,992
Comprehensive income	-	-	-	-	-	-	-	20,375
Exercise of stock options, including
income tax benefit of $828	473	5	4,191	-	-	-	1,253	5,449
Purchase of treasury stock	-	-	-	-	-	-	(6,360)	(6,360)
Grant of nonvested stock	-	-	601	(601)	-	-	-	-
Amortization of unearned
compensation	-	-	-	526	-	-	-	526
Balance, April 24, 2005	33,528	335	148,177	(1,488)	146,133	2,858	(34,619)	261,396
Net income	-	-	-	-	19,023	-	-	19,023
Reclassification of unrealized gain on interest
rate swap contracts
net of income taxes of $(68)	-	-	-	-	-	(105)	-	(105)
Foreign currency translation
adjustments	-	-	-	-	-	(2,533)	-	(2,533)
Comprehensive income	-	-	-	-	-	-	-	16,385
Exercise of stock options, including
income tax benefit of $3,020	763	8	11,964	-	-	-	957	12,929
Purchase of treasury stock	-	-	-	-	-	-	(8,494)	(8,494)
Grant of nonvested stock	-	-	367	(367)	-	-	-	-
Amortization of unearned
compensation	-	-	-	472	-	-	-	472
Balance, April 30, 2006	34,291	$343	$160,508	$(1,383)	$165,156	$220	$(42,156)	$282,688

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 30,	April 24,	April 25,
	2006	2005	2004
Operating activities:
Net income	$19,023	$18,038	$27,749
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	98,789	97,821	90,063
Amortization of deferred financing costs	2,979	3,886	4,261
Amortization of unearned compensation	472	526	550
Gain on derivative instruments	1,585	-	-
Asset impairment	68,560	-	-
Goodwill impairment	9,191	3,958	-
Valuation and other charges	4,295	4,136	-
Early extinguishment of debt	2,110	5,251	26,115
Deferred income taxes	8,932	15,078	8,788
Minority interest	6,517	5,493	10,072
Changes in operating assets and liabilities:
Accounts receivable	(5,874)	(4,796)	(2,433)
Insurance receivable	(125,959)	-	-
Income taxes, net	13,119	4,949	(1,027)
Prepaid expenses and other assets	(1,865)	2,022	1,356
Accounts payable and accrued liabilities	(2,327)	13,524	7,736
Net cash provided by operating activities	99,547	169,886	173,230

Investing activities:
Purchase of property and equipment	(224,849)	(188,879)	(151,629)
Purchase of intangibles	(5,775)	-	-
Purchase of short-term investments, net of sales	(1,222)	(14,842)	-
Net cash paid for acquisitions	-	-	(10,917)
Investments in and advances to joint ventures	-	-	(549)
Insurance proceeds for hurricane damages	53,905	-	-
Restricted cash	(175)	(98)	(79)
Prepaid deposits and other	(10,815)	(4,327)	(1,602)
Payments on notes receivable	30	23	5,658
Loans made	(3)	(5,563)	-
Net cash used in investing activities	(188,904)	(213,686)	(159,118)

Financing activities:
Proceeds from debt	240,000	250,718	668,526
Principal payments on debt and cash paid to retire debt	(169,749)	(209,975)	(622,899)
Borrowings on line of credit	59,742	28,307	74,361
Repayments on line of credit	(64,658)	(2,200)	(80,278)
Payment of deferred financing costs	(1,797)	(5,249)	(10,951)
Purchase of treasury stock	(8,494)	(6,360)	(2,030)
Proceeds from exercise of stock options	9,338	4,519	3,753
Cash distribution to minority partner	-	(4,344)	(4,638)
Net cash provided by financing activities	64,382	55,416	25,844

Effect of foreign currency exchange rates on cash	(575)	545	-

Net increase (decrease) in cash and cash equivalents	(25,550)	12,161	39,956
Cash and cash equivalents at beginning of year	146,743	134,582	94,626
Cash and cash equivalents at end of year	$121,193	$146,743	$134,582

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Fiscal Year Ended
	April 30,	April 24,	April 25,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest (net of capitalized interest)	$88,360	$75,029	$77,598
Income taxes, net of refunds	(392)	(8)	4,804

Supplemental schedule of noncash investing activities:
Other:
Construction costs funded through accounts payable and
notes payable	23,911	28,372	1,807
Balance due on acquisition of license	16,000	-	-
Balance due on acquisitions of businesses:
Fair value of assets acquired	-	-	12,433
Less fair value of liabilities assumed	-	-	(1,516)
Net cash payment	-	-	10,917

See notes to consolidated financial statements

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

The Company’s operations are dependent on the continued licensing or qualification of the Company and such licensing and qualifications are reviewed periodically by the gaming authorities in the state of operation. The loss of a license, in any jurisdiction in which it operates, could have a material adverse effect on future results. The Company is also dependent upon a stable regulatory and tax environment in the jurisdictions that it operates, including but not limited to the gaming regulations by which the Company is licensed. Any changes that occur in either the regulatory, political or tax structure could have a material effect on the Company’s operations.

Fiscal Year-End
The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. Fiscal 2006 commenced on April 25, 2005 and ended on April 30, 2006. The fiscal year ended April 30, 2006 was a 53-week year. The extra week was included in the fourth fiscal quarter.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued operations relate to those of the Colorado Grande casino, located in Cripple Creek, Colorado, the Isle-Vicksburg, which is the Riverboat Gaming Corporation of Mississippi-Vicksburg located in Vicksburg, Mississippi and the Isle-Bossier City, which is the Louisiana Riverboat Gaming Partnership located in Bossier City, Louisiana. Results of these operations are included in the consolidated statements of income as discontinued operations and are shown net of income tax effects. The financial position and results of these operations and financial position for prior fiscal years are presented as discontinued operations in accordance with SFAS 144.

1. Summary of Significant Accounting Policies (continued)

Basis of Presentation (continued)
In April 2006, the Company’s Board of Directors approved a plan to close the Isle-Our Lucaya facility. Effective June 1, 2006, the Company notified its landlord of its decision to terminate the lease and the Company intends to cease operations by June 1, 2007 as required by its lease.  The Company will continue to report the results of the Isle-Our Lucaya property as continuing operations until a probable sale of this facility is reached or operations are ceased, at which time, these results will be reported as discontinued operations.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash equivalents are placed primarily with high-credit-quality financial institutions. The carrying amount of cash equivalents approximates fair value because of the short term maturity of these instruments. Cash and cash equivalents include short-term investments, which are considered highly liquid, and consist primarily of short-term commercial paper at the Isle of Capri Black Hawk, L.L.C. (the “Isle-Black Hawk”). The carrying amount of short-term investments approximates fair value because of the short maturity of these instruments. Cash also includes the minimum cash balances required by state regulatory bodies, which totaled approximately $33.6 million and $27.7 million at April 30, 2006 and April 24, 2005, respectively.

Marketable Securities
Marketable securities consist of trading securities held by Capri Insurance Corporation, the Company’s captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income.

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

Long-lived assets are not depreciated while they are classified as held for sale. Capital leases are depreciated over the estimated useful life of the assets or the life of the lease whichever is shorter.

Goodwill and Other Intangible Assets
Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets include the license value attributed to the Louisiana gaming licenses acquired through the Company’s acquisition of St. Charles Gaming Company and Grand Palais Riverboat, Inc. (the “Licenses”), the value of the Lady Luck trademarks and player databases acquired in the acquisition of Lady Luck Gaming Corporation and the value of the Colorado Central Station trademarks acquired in the acquisition of CCSC/Blackhawk, Inc. and until April 25, 2005, Colorado Grande Enterprises, Inc. The licenses related to Louisiana Riverboat Gaming Partnership are presented in Assets held for sale on the balance sheet due to the agreement to sell the Isle-Bossier City to Legends Gaming, LLC, as discussed in Note 2. The Licenses have indefinite lives as the Company has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of the Licenses and the Company intends to renew and operate the Licenses indefinitely. In addition, other key factors in the Company’s assessment that these Licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these Licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the Licenses; (3) the economic performance of the operations related to the Licenses support the Company’s intention of operating the Licenses indefinitely; and (4) the continued limitation of gaming licenses in the State of Louisiana limits competition in the jurisdictions where these Licenses are maintained. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that these assets be reviewed for impairment at least annually. Based on its annual review, the Company believes that, except for the goodwill associated with licensing and goodwill at Blue Chip of $9.2 million, there were no impairments of its goodwill and other indefinite-lived intangible assets. Goodwill related to Isle-Bossier City is presented in Assets held for sale on the balance sheet due to the agreement to sell the property to Legends Gaming, LLC, as discussed in Note 2.

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

Long-Lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held for sale or held and used in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Based on the pending sale of the Isle-Vicksburg and Isle-Bossier City properties, the Company reclassified long-lived assets of $42.8 million and $126.3 million, respectively to assets held for sale. Additionally, during the fourth quarter review for asset impairment, the Company recorded valuation expense of $2.4 million and $0.7 million on the long-lived assets of Isle - Our Lucaya and IOC UK, Ltd - Blue Chip, respectively as an impairment to the carrying value of those assets.

Deferred Financing Costs
The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

Self -Insurance
The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical and life insurance coverage. Self-insurance liabilities are estimated based on the Company’s claims experience and are included in current accrued liabilities on the consolidated balance sheets.

Slot Club Awards
The Company provides slot patrons with rewards based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the value of these outstanding rewards, utilizing the age and prior history of redemptions.

1. Summary of Significant Accounting Policies (continued)

Derivative Instruments and Hedging Activities
The Company utilizes derivative financial instruments to manage interest rate risk associated with some of its variable rate borrowings. Derivative financial instruments are intended to reduce the Company’s exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

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

Net Revenues
Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. The Company records the redemption of coupons and points for cash as a reduction of revenue. These amounts, that are included in promotional allowances in the accompanying consolidated statements of income, were as follows:

	Fiscal Year Ended
	April 30,	April 24,	April 25,
	2006	2005	2004
	(In thousands)

Rooms	$19,506	$18,091	$18,589
Food and beverage	76,097	76,279	75,435
Other	2,521	2,239	2,121
Customer loyalty programs	102,050	91,696	87,248
Total promotional allowances	$200,174	$188,305	$183,393

1. Summary of Significant Accounting Policies (continued)

Net Revenues (continued)
The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of income was as follows:

	Fiscal Year Ended
	April 30,	April 24,	April 25,
	2006	2005	2004
	(In thousands)

Rooms	$9,636	$9,108	$9,517
Food and beverage	59,508	60,477	57,714
Other	249	195	193
Total cost of complimentary services	$69,393	$69,780	$67,424

Advertising
Advertising costs are expensed the first time such advertisement appears. Total advertising costs, including direct mail marketing, were $21.4 million in fiscal 2006, $19.7 million in fiscal 2005 and $19.5 million in fiscal 2004.

Pre-opening Expense
Pre-opening, pre-operating and organizational costs are expensed as incurred.

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

Income Taxes
Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109), whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

1. Summary of Significant Accounting Policies (continued)

Income Taxes (continued)
Income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities. As part of the examinations, the Company routinely faces challenges regarding the amount of taxes due. These challenges may include questions regarding the timing and amount of deductions and the allocation of income among various jurisdictions. Positions on the Company’s tax returns are based on substantial authority that may not ultimately be accepted by the IRS or other taxing authorities. Assessments for such potential unfavorable outcomes are based on the criteria of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5).  Tax reserves are established if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. These required tax reserves are maintained until the period that the underlying issue is resolved or when actual results differ from reserve estimates, and then the income tax provision and tax reserves are adjusted in that period. For tax years that are not examined by taxing authorities, tax reserves are adjusted in the period that the statute of limitations expires.

Earnings per Share of Common Stock
In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options.

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

	Fiscal Year Ended
	April 30, 2006	April 24, 2005	April 25, 2004
	(In thousands, except per share data)

Net income, as reported	$19,023	$18,038	$27,749
Deduct: total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(3,804)	(3,944)	(4,175)
Pro forma net income	$15,219	$14,094	$23,574

Earnings per common share:
Basic - as reported	$0.63	$0.61	$0.94
Basic - pro forma	$0.51	$0.47	$0.80

Diluted - as reported	$0.61	$0.58	$0.91
Diluted - pro forma	$0.49	$0.46	$0.77

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Risk-Free	Original	Expected	Expected
Fiscal Year	Interest Rate	Expected Life	Volality	Dividends

2006	4.30%	6.40 years	55.1%	None
2005	4.00%	6.26 years	55.8%	None
2004	3.02%	6.05 years	57.8%	None

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

Reclassification
Results of operations for all periods presented were reclassified to reflect the discontinued operations for the Colorado Grande-Cripple Creek, the Isle-Vicksburg and the Isle-Bossier City properties. Property and equipment, net of depreciation, for the Isle-Vicksburg and the Isle-Bossier City have been reclassified to property held for sale, but not for Colorado Grande-Cripple Creek as the amounts were not material to the Company’s financial position.

Allowance for Doubtful Accounts

The Company reserves an estimated amount for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. The balances and activities of this account for fiscal years 2006, 2005 and 2004 are disclosed in the following table.

Allowance for Doubtful Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period

Year Ended April 30, 2006	$2,945	$1,562	$562	$2,698	$2,371

Year Ended April 24, 2005	$2,510	$1,233	$558	$1,356	$2,945

Year Ended April 25, 2004	$2,603	$2,019	$-	$2,112	$2,510

1. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards
On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the accounting method required by SFAS 123(R) is similar to the accounting method required by SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair market values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted as of the beginning of the first annual reporting period of the Company’s first fiscal year that begins on or after June 15, 2005. The Company is required to adopt SFAS 123(R) on May 1, 2006.

The Company has elected to apply the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The initial impact of adoption of SFAS 123(R) is discussed in Note 11.

2. Assets Held for Sale

On April 25, 2005, the Company and Colorado Grande executed a Stock Purchase Agreement with a subsidiary of Nevada Gold & Casinos, Inc. to sell all outstanding shares of the common stock of Colorado Grande to a subsidiary of Nevada Gold & Casinos, Inc. The aggregate estimated sales price agreed to was $6.5 million payable:

(a) $600,000 in cash upon closing and

(b) a $5.9 million promissory note secured by the stock of Colorado Grande and Nevada Gold’s future membership distributions from the Isle-Black Hawk until the note has been fully repaid.

The estimated sales price was adjusted by the difference between actual working capital and a target working capital (as defined by the Sales Agreement) on the closing date. The post closing adjustment to adjust the actual working capital to the target working capital was made during the fiscal year ended April 30, 2006 for the Colorado Grande-Cripple Creek property sale and $0.8 million in cash was paid to the Company by Nevada Gold.

On February 14, 2006, the Company announced that it had entered into a definitive purchase agreement, dated February 13, 2006 to sell its properties in Bossier City, Louisiana and Vicksburg, Mississippi to privately owned Legends Gaming, LLC for $240 million cash. The sales agreement includes a net working capital adjustment to the purchase price which is not expected to be significant. The closing of the transaction, expected to occur during the second quarter of fiscal 2007, is subject to regulatory and other customary closing conditions. Assets held for sale on the consolidated balance sheet as of April 30, 2006 relates to $42.8 million of fixed assets at the Isle-Vicksburg and $126.3 million of fixed assets and $53.3 million of goodwill and other intangible assets at the Isle-Bossier City. Assets held for sale on the consolidated balance sheet as of April 24, 2005 relates to $41.7 million of fixed assets at Isle-Vicksburg and $127.6 million of fixed assets and $53.3 million of goodwill and other intangible assets at Isle-Bossier City. The Company does not expect the net working capital components to be significant upon disposition.

2. Assets Held for Sale (continued)

Revenue, expense, and net income (loss) from discontinued operations are summarized as follows:
Net interest expense of $24.6 million, $23.2 million and $32.1 million for the fiscal years 2006, 2005 and 2004 respectively has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation.

	Discontinued Operations
	Fiscal Year Ended
	April 30,	April 24,	April 25,
	2006	2005	2004
	(In thousands)
Net revenues	$166,423	$171,052	$173,614
Pretax income (loss) from discontinued operations	$18,250	$6,146	$(58)
Income from discontinued operations, net of tax	$11,213	$3,006	$393

3. Property and Equipment

Property and equipment consists of the following:

	April 30,	April 24,
	2006	2005
	(In thousands)
Property and equipment:
Land and land improvements	$126,430	$123,231
Leasehold improvements	277,205	161,746
Buildings and improvements	345,326	323,776
Riverboats and floating pavilions	126,590	148,062
Furniture, fixtures and equipment	383,321	343,576
Construction in progress	87,074	127,680
Total property and equipment	1,345,946	1,228,071
Less accumulated depreciation and amortization	407,518	370,428
Property and equipment, net	$938,428	$857,643

Interest capitalized totaled $4.6 million in fiscal 2006, $3.2 million in fiscal 2005 and $0.8 million in fiscal 2004.

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at April 25, 2004	$306,176
Reclassification of goodwill	2,022
Foreign currency translation adjustment	761
Impairment of the Colorado Grande - Cripple Creek	(3,959)
Balance at April 24, 2005	$305,000
Sale of Colorado Grande - Cripple Creek	(2,897)
Impairment related to Blue Chip Casinos	(8,956)
Foreign currency translation adjustment	(235)
Goodwill adjustment - Grand Palais Riverboat, Inc.	3,442
Balance at April 30, 2006	$296,354

4. Goodwill and Other Intangible Assets

For the fiscal year ended April 30, 2006, the net carrying value of the intangible assets of Blue Chip exceeded the fair value for which a charge of $9.2 million was recorded in the fourth quarter to impair the remaining carrying value of goodwill.

During the fiscal year ended April 30, 2006, an adjustment was made to adjust the deferred tax liability for basis differences related to the original purchase price of the Grand Palais Riverboat property at Lake Charles, Louisiana for $3.4 million. The impact to prior years was not material.

Goodwill related to Isle-Bossier City is presented in Assets held for sale on the balance sheet for fiscal years 2004, 2005 and 2006 in accordance with the agreement to sell the property to Legends Gaming, LLC, as discussed in Note 2.

In the fourth quarter of fiscal 2005 the net fair value of the Colorado Grande-Cripple Creek was $5.8 million which was exceeded by the carrying value of the long-term assets of $9.8 million, including goodwill of $6.9 million. A charge of $4.0 million was recorded in the fourth quarter of fiscal 2005 for the impairment of the Colorado Grande-Cripple Creek’s remaining goodwill. An adjustment to goodwill of $2.9 million for Colorado Grande-Cripple Creek was recorded as part of the recording of the final adjustment for the sale of the property in the fiscal year ended April 30, 2006. Colorado Grande-Cripple Creek’s operating results and minority interest share is classified as discontinued operations on the consolidated statements of income.

The $2.0 million reclassification for the fiscal year ended April 24, 2005, is for the Company’s final purchase price allocation on the Blue Chip properties.

Other intangible assets consist of the following:

	April 30,	April 24,
	2006	2005
	(In thousands)

Gaming licenses	$57,224	$35,450
Trademarks and player database	17,565	18,985
Other intangible assets, net	$74,789	$54,435

The increase in Other intangible assets, net for fiscal year 2006 compared to fiscal year 2005 is primarily due to $21.1 million related to the acquisition of the gaming license in Waterloo, Iowa. Other intangible assets, net is net of accumulated amortization prior to the adoption of FAS 142 of $25.0 million.

5. Restricted Cash

Restricted cash of $2.2 million includes minimum cash requirements in banks for properties of $1.6 million and a state tax bond and other deposits for gaming at various properties of $0.6 million.

6. Self-Insurance Liabilities

The Company’s employee-related health care benefits program, workers’ compensation insurance and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through stop-loss insurance policies. The liabilities are based on claims filed and estimates of claims incurred but not reported. For the fiscal years ended April 24, 2006 and April 25, 2005, the Company’s liabilities for unpaid and incurred but not reported claims totaled $27.4 million and $22.9 million, respectively, and are included in “Accrued liabilities-payroll and related” for health care benefits and workers’ compensation insurance and in “Accrued liabilities-other” for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.

7. Long-Term Debt

	April 30,	April 24,
	2006	2005
Long-term debt consists of the following:	(In thousands)

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below)
Variable rate term loan	296,500	249,375
Revolver	-	-
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below)
Variable rate term loan Tranche C	189,050	163,350
Revolver	20,600	26,000
Isle-Black Hawk Special Assessment BID Bonds, non-recourse to Isle of Capri
Casinos, Inc. (described below)	472	590
Blue Chip Credit Facility (6.50% at April 30, 2006) due January 2009;
non-recourse to Isle of Capri Casinos, Inc. (described below)	6,563	6,942
Variable rate TIF Bonds due to City of Bettendorf (described below)	2,926	3,875
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,675	1,830
12.5% note payable, due in monthly installments of $125, including interest,
beginning October 1997 through October 2005	-	494
Other	3,494	3,662
	1,221,280	1,156,118
Less current maturities	8,588	7,501
Long-term debt	$1,212,692	$1,148,617

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of April 30, 2006 and April 24, 2005.

7. Long-Term Debt (continued)

7% Senior Subordinated Notes
On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014. The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and the Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 21. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $200.0 million in aggregate principal amount of the existing 9% Senior Subordinated Notes. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1 and September 1 through maturity. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

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

9% Senior Subordinated Notes
On March 27, 2002, the Company issued $200.0 million of 9% senior subordinated notes due 2012 (the “9% Senior Subordinated Notes”). The 9% senior subordinated notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 21. The 9% senior subordinated notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, senior to any subordinated indebtedness and equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% senior subordinated notes. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

7. Long-Term Debt (continued)

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

Senior Secured Credit Facility
On February 4, 2005, the Company refinanced its senior secured credit facility. The refinanced facility provides for a $400.0 million revolving credit facility maturing on February 4, 2010 and a $250.0 million term loan facility maturing on February 4, 2011 (or February 6, 2012 if the Company elects to refinance its existing 9% Senior Subordinated Notes currently due March 2012). On August 3, 2005, the Company exercised its option for a delayed draw term loan for an additional $50.0 million. The draw was accessed in anticipation of funding the Company’s ongoing development projects. At the Company’s and the lead arranger’s mutual discretion, the Company may increase the revolver and/or term loan, in an aggregate amount up to $200.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on March 31, 2005 and ending on February 4, 2011 unless extended as described above. The revolving credit facility may bear interest at the Company’s option (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the Company’s option (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%.

The Company is required to pay a commitment fee of 0.50% of the unused revolving facility.

The proceeds from the refinancing were used to pay down the existing senior secured credit facility term loan, of which $205.6 million in principal and $0.7 million in accrued interest were outstanding as of February 4, 2005. The remainder of the undrawn facility will be used for general corporate purposes, including working capital, permitted acquisitions, capital expenditures and investments.

7. Long-Term Debt (continued)

Pursuant to the refinancing, the Company recognized a loss before income taxes on early extinguishment of debt of $5.3 million in fiscal 2005, due to the write-off of previously deferred financing costs related to its existing senior secured credit facility. The costs of $4.8 million associated with the new senior secured credit facility have been deferred and are being amortized over the term of the new facility.

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. As of April 30, 2006, the Company was in compliance with all covenants related to this facility.

The weighted average effective interest rate of total debt outstanding under the senior secured credit facility at April 30, 2006, was 6.76%.

At April 30, 2006, the Company had $296.5 million outstanding under the senior secured term loan credit facility and no amounts outstanding under the revolving credit facility.

Isle-Black Hawk Senior Secured Credit Facility
On October 24, 2005, Isle of Capri Black Hawk, L.L.C., a joint venture company that owns and operates two casinos in Black Hawk, Colorado is owned 57% by Isle of Capri Casinos, Inc. and 43% by a subsidiary of Nevada Gold & Casinos, Inc., entered into a $240.0 million Second Amended and Restated Credit Agreement. The credit agreement, which amends and restates the Isle of Capri Black Hawk, L.L.C.’s existing credit agreement in its entirety, provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At the Isle of Capri Black Hawk, L.L.C.’s and the lead arranger’s mutual discretion, Isle of Capri Black Hawk, L.L.C. may increase the size of the revolver and/or term loan facility, in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on December 30, 2005 and ending on September 30, 2011. The revolving loans may bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loans may bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the lead arranger announces from time to time as its prime lending rate, plus an applicable margin of 1.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%. The Isle of Capri Black Hawk, L.L.C is required to pay a commitment fee of 0.5% of the unused portion of the revolving facility. The credit agreement is secured by liens on substantially all of the Isle of Capri Black Hawk, L.L.C.’s assets. The credit agreement contains customary representations and warranties and affirmative and negative covenants and is non-recourse to the Company. Pursuant to the refinancing, the Company recognized a loss before income taxes on early extinguishment of debt of $2.1 million, due to the write-off of previously deferred financing costs related to its existing senior secured credit facility. The costs of $1.8 million associated with the new senior secured credit facility have been deferred and are being amortized over the term of the new facility.

7. Long-Term Debt (continued)

The Isle-Black Hawk senior secured credit facility as amended provides for certain covenants including those of a financial nature. The Isle-Black Hawk was in compliance with all of the covenants as of April 30, 2006. The Isle-Black Hawk senior secured credit facility is secured by liens on the Isle-Black Hawk’s assets.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at April 24, 2005, was 6.51%.

Interest Rate Swap Agreements
The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million or 42.2% of its variable rate term debt outstanding under the Isle-Black Hawk’s senior secured credit facility as of April 30, 2006. The swaps were entered in to effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. During fiscal year 2006, the swaps were not designated as effective hedges. The interest rate swap agreements terminate in fiscal year 2008.

Isle-Black Hawk Special Assessment BID Bonds
In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2.9 million in 6% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the “SID”), of which the Isle-Black Hawk is a member. The total costs of the improvements amounted to $2.2 million with the excess proceeds being returned to the bondholders by the BID. The Isle-Black Hawk is responsible for 50% of this amount plus interest, which is non-recourse to the Isle of Capri Casinos, Inc. In April 2000, the Isle-Black Hawk made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1.1 million, or 50% of the net bond proceeds, over twenty periods at an interest rate of 6.25%. The difference between the bond rate of 6% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

Blue Chip Credit Facility
Blue Chip PLC has an agreement with the Bank of Scotland to borrow up to £3.8 million ($6.9 million as of April 30, 2006) to fund its casino development program. As of April 30, 2006, only £3.6 million ($6.6 million) has been borrowed. The term loan is to be repaid in quarterly payments commencing in July 2005, and is to be repaid in April 2009 should Blue Chip borrow the additional £0.2 million ($0.4 million). If the additional funds are not borrowed, the loan will be repaid in January 2009. The interest rate is either, at Blue Chip’s option, the Bank of Scotland’s base rate or LIBOR plus a margin of 1.75%. This debt is non-recourse to the Company.

7. Long-Term Debt (continued)

Isle-Bettendorf TIF Bonds
As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf issued $9.5 million in tax incremental financing bonds (“TIF Bonds”), which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City of Bettendorf’s obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City of Bettendorf $0.25 per person for each person entering the boat until the remaining balance has been repaid.

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

Other
The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Year Ending
(In thousands)

2007	8,588
2008	7,485
2009	8,612
2010	6,203
2011	376,089
Thereafter	814,303
$1,221,280

As of April 30, 2006, the Company had $361.2 million of availability under its lines of credit.

Standby letters of credit totaling $72.2 million consist of the following: $4.0 million for the Isle-Black Hawk and Colorado Central Station, $1.7 million for gaming taxes, $6.5 million for workers’ compensation, $2.0 million on a building lease for the Company’s headquarters in the St. Louis, Missouri area, $5.8 million for insurance and $2.2 million for other. A $50.0 million letter of credit also was issued in connection with the gaming license application in Pittsburgh, Pennsylvania.

8. Comprehensive Income

Comprehensive income consists of the following:

	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income (loss
	(In thousands)
Balance, April 27, 2003	$(4,284)	$-	$(4,284)

Net change	4,044	761	4,805

Balance, April 25, 2004	$(240)	$761	$521

Net change	345	1,992	2,337

Balance, April 24, 2005	$105	$2,753	$2,858

Net change	(105)	(2,533)	(2,638)

Balance, April 30, 2006	$-	$220	$220

9. Commitments

Isle-Lake Charles
The Company leases approximately 16.25 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This agreement expires in March 2010, with fifteen renewal options of five years each. Rent under the Isle-Lake Charles lease is currently $1.8 million per year and is subject to increases based on the Consumer Price Index (“CPI”).

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

9. Commitments (continued)

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

In August 2002, the Company entered into a lease for two additional parcels of land adjoining the Isle-Biloxi and the hotel. On the parcel adjoining the Isle-Biloxi, the Company constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. The Company has constructed a 400-room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, the Company may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease is estimated to be $3.5 million for lease year ending July 31, 2006. Such minimum rent to increase thereafter over time in accordance with a formula based on the completion of the current hotel and completion of the hotel on top of the parking garage (or August 31, 2008, which ever occurs first), up to a minimum rent of $3.7 million. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, the Company is responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

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

Isle-Natchez
Through numerous lease agreements, the Company leases approximately 24 acres of land in Natchez, Mississippi, which is used in connection with the operation of the Isle-Natchez. Unless terminated by the Company at an earlier date, the lease expiration dates vary through 2037. Rents under the leases currently total approximately $84,334 per month. The Company also leases approximately 7.5 acres of land, which is utilized for parking at the facility.

Isle-Kansas City
The Company leases approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City. The term of the lease is ten years and the Company has the option to renew the lease for eight additional terms of five years each. Rent under the lease is currently $2.0 million per year, subject to the higher of $2.0 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

9. Commitments (continued)

Isle-Boonville
The Company entered into a lease agreement with the City of Boonville. Under the terms of agreement, the Company leases the site for a period of ninety-nine years. In lieu of rent, the Company is assessed additional amounts by the City of Boonville based on a 3.5% tax on gaming revenue, which the Company recognizes as additional rent.

Isle-Bettendorf
The Company has signed a development agreement with the City of Bettendorf pursuant to which the Company agreed to construct a new 250-room Isle hotel, additional parking, a new restaurant and an expansion of the existing buffet. The cost of the Company’s portion of this project is approximately $45.0 million, and the new hotel is planned to open in the summer of 2007. The City agreed to construct a 50,000 square foot convention center adjacent to the company’s facility, which will be managed by the Isle-Bettendorf.

Isle-Davenport
Through various lease agreements, the Company leases approximately twelve acres of land in Davenport, Iowa in connection with the operations of Rhythm City-Davenport. The aggregate annual rent on these leases is approximately $0.8 million and they have varying expiration dates through 2022. Pursuant to a development agreement with the City, the Isle-Davenport has exclusive docking privileges in the City of Davenport until March 31, 2017 in consideration of this docking fee. The docking fee has both a fixed base and a per passenger increment. The fixed fee commenced April 1, 1994 at $111,759 and increases annually by 4%. The incremental component is a $0.10 charge for each passenger in excess of 1,117,579 passengers (which charge also increases by 4% per year). The lease is accounted for on a straight-line basis; however effective June 9, 2006, the Company has renegotiated the lease with the City of Davenport to pay a development fee of 1.65% of adjusted gross receipts, 0.5% gaming taxes and other fees, property taxes, rebates and payments in lieu of taxes as set forth in the agreement with a minimum assessment of $32.8 million to be paid no later than December 31, 2021. This is in conjunction with a joint development between Rhythm City and the City of Davenport known as the Riverfront Development Project and contains various conditions related to the design and completion of the project.

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

9. Commitments (continued)

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

Isle-Our Lucaya
In April 2006, the Company’s Board of Directors approved a plan to close the Isle-Our Lucaya facility. Effective June 1, 2006, the Company notified its landlord of its decision to terminate the lease and the Company intends to cease operations by June 1, 2007 as required by the lease. In conjunction with exercising the lease termination, the Company paid a $2.2 million fee to its landlord to early terminate the lease. This amount will be expensed, in accordance with SFAS 146 on the date of notification, in the first quarter of fiscal 2007. Based on projected cash flows, we have recorded an impairment charge of approximately $2.4 million and based on Bahamian government regulations, we have accrued $1.2 million for severance payments in the fourth quarter of fiscal 2006. In addition, the Company will be required to make its $2.5 million annual lease payment in fiscal year 2007 according to the terms of the lease.

Other
In December 2003, the Company entered into a 25-year lease with Arena Coventry Limited to lease approximately 120,000 square feet within the arena compound that will be used in connection with the operation of the Isle-Coventry. Beginning in the fourth quarter of fiscal 2006, the Company will pay approximately £1.3 million plus VAT ($2.4 million at April 30, 2006) per year offset by £6.0 million plus VAT ($10.9 million at April 30, 2006) prepaid rent that reduces annual rent expenses over 15 years.

In November 2003, pursuant to a subscription and shareholders agreement, the Isle of Capri Casinos, Ltd. (the “Isle-Ltd.”), a wholly owned subsidiary of the Company, acquired a two-thirds interest in Blue Chip Casinos, PLC (“Blue Chip”). Under the agreement, the Isle-Ltd. has the option to require the minority shareholders to sell their respective shares to the Isle-Ltd at fair value or at a price to be agreed upon. This option is available for a period of two years from the later of five years after the acquisition date or for three years after the introduction of new gaming laws. If the Isle-Ltd. does not exercise its option, the minority shareholders have the right, during the one-year period after the option expiration date, to require the Isle-Ltd. to purchase the minority shares at fair value or at a price to be agreed upon. Due to the current uncertainty in United Kingdom (“UK”) gaming legislation, and the long-term nature of this option, the impact of this obligation is not reasonably estimable at this time.

9. Commitments (continued)

Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at April 30, 2006:

	Capital	Operating
	Leases	Leases
	(In thousands)

2007	$330	$15,240
2008	331	12,292
2009	343	11,837
2010	344	11,810
2011	357	11,672
Thereafter	3,410	1,056,396
Total minimum lease payments	$5,115	$1,119,247
Amounts representing interest	(2,892)
Present value of net minimum lease payments	$2,223

All future operating minimum lease payments include long-term land lease payments, which have various renewal options varying between five to ten years. The Company has assumed that it will exercise all option periods for calculation of minimum lease payments. Rent expense for operating leases was approximately $36.0 million in fiscal 2006, $36.7 million in fiscal 2005 and $35.1 million in fiscal 2004. Such amounts include contingent rentals of $9.6 million in fiscal 2006, $9.7 million in fiscal 2005 and $9.3 million in fiscal 2004.

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

The Company reimbursed Alter Trading Corporation for annual lease payments of approximately $119,000 and $93,000 in fiscal 2006 and fiscal 2005, respectively, for property leased by Alter Trading Corporation. The land was leased at the Company’s request in order to secure sites for possible casino operations.

On August 19, 2004, the Company entered into a contract with John Brackenbury, a member of the Board of Directors, for consulting fees related to on-going contracts and transactions in the United Kingdom. The total paid under this contract during fiscal 2006 and fiscal 2005 were $60,000 and $40,000, respectively. The contract continues month-to-month at $5,000 per month.

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

10. Related Party Transactions (continued)

The Company’s Board of Directors has previously approved all of these transactions. The Company obtained pre-approval from the Audit Committee (comprised of independent directors) of the Company’s Board of Directors for these related party transactions.

11. Common Stock

Earnings per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	April 30,	April 24,	April 25,
	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Income applicable to common shares:
Income from continuing operations	$7,810	$15,032	$27,356
Income from discontinued operations	11,213	3,006	393
Net income	$19,023	$18,038	$27,749

Denominator:
Denominator for basic earnings per share -
weighted - average shares	30,028	29,682	29,404
Effect of dilutive securities
Employee stock options
and nonvested restricted stock	1,242	1,248	1,062
Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	31,270	30,930	30,466

Basic earnings per share:
Income from continuing operations	$0.26	$0.51	$0.93
Income from discontinued operations	0.37	0.10	0.01
Net income	$0.63	$0.61	$0.94

Diluted earnings per share:
Income from continuing operations	$0.25	$0.49	$0.90
Income from discontinued operations	0.36	0.10	0.01
Net income	$0.61	$0.58	$0.91

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The average number of options excluded from the calculation was 335,106 shares, 1,468,478 shares, and 1,331,635 shares for fiscal years 2006, 2005 and 2004, respectively.

11. Common Stock (continued)

Stock-based Compensation - Stock Option Plans
Under the Company’s 1992, 1993 and 2000 Stock Option Plans, as amended, a maximum of 1,058,750, 4,650,000 and 3,500,000 options, respectively, are reserved for issuance and may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant. The Company has 1,186,032 shares available for future issuance under its equity compensation plans.

Stock options outstanding are as follows:

	2006 Options	Weighted Average Exercise Price	2005 Options	Weighted Average Exercise Price	2004 Options	Weighted Average Exercise Price
Outstanding options at beginning of
fiscal year	3,332,612	$14.05	3,367,997	$12.31	3,572,083	$9.80
Options granted	567,000	22.43	662,421	20.42	751,431	20.59
Options exercised	(763,104)	12.01	(472,375)	9.48	(669,764)	8.13
Options canceled	(204,408)	19.18	(225,431)	16.37	(285,753)	12.54
Outstanding options at end of fiscal year	2,932,100	$15.85	3,332,612	$14.05	3,367,997	$12.31

The weighted average fair value of options granted during the years ended April 30, 2006, April 24, 2005 and April 23, 2004 was $13.09, $11.55 and $11.69, respectively.

The following table summarizes information about stock options outstanding at April 30, 2006:

	Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.61 - $5.22	244,429	2.0	years	$ 3.13	244,429	$ 3.13
5.22 - 7.84	381,685	5.1	years	6.50	247,185	6.50
7.84 - 10.45	148,022	3.4	years	10.25	148,022	10.25
10.45 - 13.06	39,173	2.4	years	12.38	39,173	12.38
13.06 - 15.67	609,124	5.0	years	15.18	452,624	15.05
15.67 - 18.28	7,827	3.5	years	17.75	7,827	17.75
18.28 - 20.90	1,197,638	8.1	years	20.35	238,588	20.44
20.90 - 23.51	26,962	2.5	years	23.00	26,962	23.00
23.51 - 26.12	277,240	8.9	years	24.66	24,990	25.22
$2.61 - $26.12	2,932,100	6.3	years	$ 15.85	1,429,800	$ 12.21

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on its result of operations. The additional compensation expense, net of tax, for unvested options at April 30, 2006 that will be recognized is $1.9 million and $4.5 million for the quarter ended July 30, 2006 and the year ended April 29, 2007, respectively.

11. Common Stock (continued)

Additionally, the Company will book compensation expense on options granted using the fair value method of accounting for stock-based compensation and will include an estimate of options expected to be forfeited in lieu of accounting for forfeitures as they occur.

Stock-based Compensation - Deferred Bonus Plan
In fiscal 2001, the Company’s stockholders approved the Deferred Bonus Plan. The Plan provides for the issuance of non-vested stock to eligible officers and employees who agree to receive a deferred bonus in the form of non-vested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years. At April 30, 2006, the non-vested stock issued in connection with the Plan totaled 143,125 shares, of which 32,707 shares were issued during fiscal year ended April 30, 2006 at $24.33, the weighted-average fair value of the non-vested stock at the grant date. For the fiscal year ended April 30, 2005, the Company recorded unearned compensation in consolidated stockholders’ equity equal to the fair value of the non-vested award. Compensation expense related to stock-based compensation under the Deferred Bonus Plan totaled $514,576 in fiscal 2006, $606,000 in fiscal 2005, and $605,000 in fiscal 2004. The Company does not plan to award any further compensation under this plan, however, any grants that have been awarded prior to the plan’s discontinuation will be paid provided the vesting requirements are met.

In accordance with the adoption of SFAS 123(R) on May 1, 2006, the Company will include an estimate of restricted shares expected to be forfeited in lieu of accounting for forfeitures as they occur in recording compensation expense under the Deferred Bonus Plan.

Stock Repurchase
On November 15, 2000, the Company’s Board of Directors approved a stock repurchase program, which allowed for the purchase of up to 1.5 million shares of the Company’s outstanding common stock. The Board expanded this program on January 11, 2001, and allowed an additional 1.5 million shares to be repurchased. On October 25, 2002, the Company’s Board of Directors approved a new stock repurchase program allowing for the purchase of up to 1.5 million shares of the Company’s outstanding common stock, for a total of 4.5 million shares. As of April 30, 2006, the Company has repurchased 3.9 million and retired 553,800 shares of common stock under these programs.

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

13. Employee Benefit Plans

401(k) Plan
The Company has a 401(k) plan covering substantially all of its employees. The Company’s contribution expense related to the 401(k) plan was approximately $1.7 million in fiscal 2006, $1.7 million in fiscal 2005 and $1.5 million in fiscal 2004. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount. The 401(k) plan allows employees to invest no more than 5% of their contribution in the Company’s common stock.

Insurance Plan
The Company has a qualified employee insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $32.2 million in fiscal 2006, $34.3 million in fiscal 2005 and $30.4 million in fiscal 2004.

14. Hurricanes and Related Charges

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of Mississippi and Louisiana, which resulted in significant damage to the Company’s facility and its casino barge under construction in Biloxi, Mississippi. On December 26, 2005 the Company, using its existing facility, opened a casino as part of the land-based structure that was not severely damaged by the storm.

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

14. Hurricanes and Related Charges (continued)

The Company has insurance coverage related to damage from the three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes. The Company believes it will receive proceeds from its insurance carrier related to all four types of losses the Company has sustained, and through July 5, 2007 has received advances of $55.4 million, of which $53.9 million was received by April 30, 2006.

The Company has recognized asset impairments and losses of $68.6 million based on assessments of damage at all its locations. The Company has also incurred out-of-pocket costs directly related to the hurricanes and the property operating costs related to the period of closure caused by the hurricanes, of $62.2 million. The total amount of losses recognized and expenses incurred of $130.7 million has been recorded in the accompanying statement of income as “Hurricane related charges, net” and has been offset by $126.0 million, which the Company believes is probable that it will collect from its insurance carriers under its policy coverages. The remaining amount of $4.8 million represents the Company’s deductible portion of its claims. As discussed, the Company has been receiving advances against its insurance claims from the applicable insurance carriers and believes it will ultimately collect more than the $130.7 million of loss recognized in the income statement due to its replacement value coverage for its property damage and the lost profits component of its coverage. These amounts will be recognized by the Company when it and the insurance carriers agree to the final amounts to be paid to the Company for the losses sustained. The following table shows the activity flowing through the insurance accounts:

Items Incurred as of April 30, 2006

Property impairment	$68,560
Incremental costs incurred	62,175
Hurricane related charges	(4,776)
Insurance receivable, gross	$125,959
Insurance receipts	(53,906)
Insurance receivable, net	$72,053

During the fiscal year ended April 24, 2005, the Company recorded $2.2 million in business interruption insurance proceeds, which was received subsequent to 2005. These amounts are recorded in the accompanying consolidated statements of income for fiscal 2005 in the line item “Marketing and administrative operating expenses.” The business interruption insurance proceeds relate to the closing of the Isle-Our Lucaya from September 1, 2004 to October 13, 2004 and twenty-one other days throughout October 2004 and November 2004 due to Hurricane Frances and the closing of the Isle-Biloxi from September 14, 2004 to September 17, 2004 due to Hurricane Ivan.

In the fourth quarter of fiscal 2004, the Company received $0.3 million in business interruption insurance proceeds. The amount was received to offset expenses incurred as a result of a flood during construction at the Isle-Boonville. In addition to flood damages and related clean-up expenses, the Company also incurred costs for the delay of construction.

15. Valuation and Other Charges

As a result of adverse gaming legislation in the UK, the Company determined during the fiscal year ended April 24, 2005 that previously capitalized fixed assets for certain projects would not be recoverable under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Additionally as of April 30, 2006, the Company believes that based on the economic performance of Blue Chip and with its focus on other development plans, that an impairment of the goodwill associated with licensing and goodwill at Blue Chip is impaired. The Company recorded impairment charges of $9.0 million to goodwill and $0.6 million to fixed assets for the fiscal year ended April 30, 2006 and $1.6 million to fixed assets for the fiscal year ended April 24, 2005 in the line item “Valuation and other charges” in the accompanying consolidated statements of income.

Additionally, during the fourth quarter fiscal year 2006 review for asset impairment, the Company recorded valuation expense of $2.4 million on the long-lived assets of Isle-Our Lucaya as an impairment to the carrying value of those assets. The Company also recorded expected severance cost as a valuation expense of $1.2 million related to the closure of Isle-Our Lucaya in June 2007.

On March 15, 2004, the Company announced that it had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license previously issued to Emerald Casinos, Inc. This process was conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. The Company bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. The plan of reorganization pursuant to which the merger would be consummated has been confirmed by the federal bankruptcy court. The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. The entire matter also is the subject of ongoing litigation to which the Company is not a party. The Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board's selection of the Company’s bid. In addition, in 2006 the Illinois Gaming Board, based on a recommendation by an administrative law judge following a hearing, revoked the license issued to Emerald on the basis of Emerald’s past conduct (which revocation has been stayed pending the outcome of litigation). For the reasons set forth above, among others, the Company believes that its ability to obtain the gaming license and open a gaming facility in Rosemont has been subjected to added uncertainty. There can be no assurance that the Company will ultimately acquire the license. The full cost of the license and all associated costs were originally capitalized in the amount of $2.5 million. Due to the continuing uncertainty with respect to this matter, a valuation charge of $2.5 million was recorded for these capitalized license costs at April 24, 2005.

15. Valuation and Other Charges (continued)

As discussed in Note 2, on April 25, 2005, the Company and Colorado Grande executed a Stock Purchase Agreement (the “Agreement”) with a subsidiary of Nevada Gold & Casinos, Inc. to sell all outstanding shares of the common stock of Colorado Grande to a subsidiary of Nevada Gold & Casinos, Inc. Pursuant to the Agreement, the estimated sales price was to be adjusted by the difference between actual working capital and a target working capital (as defined by the Agreement) on the closing date. The actual working capital was determined by Nevada Gold 45 days after the closing date and reviewed by independent auditors for both parties. The post closing adjustment to adjust the actual working capital to the target working capital was made during the fiscal year ended April 30, 2006, as an adjustment to goodwill and a corresponding valuation charge of $2.9 million for the Colorado Grande-Cripple Creek property sale. Colorado Grande-Cripple Creek’s operating results, including this associated goodwill impairment and minority interest share is classified as discontinued operations on the consolidated statements of income and prior year results have been reclassified to conform to the fiscal 2006 presentation.

16. Preopening Expenses

Preopening expenses, representing salaries, benefits, training, marketing and other costs, of $0.3 million, $0.2 million and $2.3 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, were incurred in connection with the opening of the Pompano Park racino in early calendar year 2007 and Isle-Waterloo in late spring of 2007, Blue Chip-Walsall on September 23, 2004 and with the openings of the Isle-Our Lucaya on December 15, 2003 and the Blue Chip-Wolverhampton on April 22, 2004.

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

18. Income Taxes

Income tax provision from continuing operations consists of the following:

	Fiscal Year Ended
	April 30,	April 24,	April 25,
	2006	2005	2004
	(In thousands)
Current:
Federal	$2,187	$(1,462)	$3,823
State	537	2,287	677
	2,724	825	4,500
Deferred:
Federal	10,177	14,947	8,765
State	1,275	353	23
	11,452	15,300	8,788

Income taxes	$14,176	$16,125	$13,288

18. Income Taxes (continued)

There is no international tax expense or (benefit) in the Company’s consolidated tax provision for any fiscal year because either the international jurisdiction does not assess an income tax or the Company is currently unable to benefit from its international source losses. These international losses will be tax benefited at such time the related international operations generate operating earnings, subject to statutory limitations.

A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax provision reported in the accompanying consolidated statements of income is as follows:

	Fiscal Year Ended
	April 30,	April 24,	April 25,
	2006	2005	2004
	(In thousands)
Statutory tax provision	$7,895	$11,302	$14,242
Effects of:
State taxes	1,858	1,716	455
Non-deductible items	645	1,907	537
IRS adjustment	-	-	(3,000)
Employment tax credits	(2,498)	(335)	(389)
International activity	4,205	1,314	1,113
Other	839	221	330
Valuation Allowance	1,232	-	-
Income taxes	$14,176	$16,125	$13,288

The provision for fiscal year 2006 includes a net tax benefit of $2.5 million for Employment tax credits which include a one-time retention tax credit of $1.8 million related to the hurricanes. The provision for fiscal year 2006 also includes a tax expense of $4.2 million for international activity that includes $3.2 million related to a valuation charge against international operations that cannot be tax benefited at this time. During fiscal year 2006, the Company provided a valuation allowance of $1.2 million, which includes $0.9 million related to a capital loss carryover and $0.3 million related to state net operating losses.

Significant components of the Company’s domestic net deferred state and federal income tax liabilities are as follows:

	Fiscal Year Ended
	April 30,	April 24,
	2006	2005
	(In thousands)
Deferred tax liabilities:
Property and equipment	$(79,353)	$(77,436)
Other	(1,647)	(1,660)
Total deferred tax liabilities	(81,000)	(79,096)
Deferred tax assets:
Accrued expenses	10,219	10,172
Alternative minimum tax credit	1,718	3,641
Employment tax credits	80	2,954
Capital loss carryover	937	-
Net operating losses	13,273	14,874
Other	2,973	7,130
Total deferred tax assets	29,200	38,771
Valuation allowance on deferred tax assets	(2,743)	(1,511)
Net deferred tax asset	26,457	37,260

Net deferred tax liability	$(54,543)	$(41,836)

18. Income Taxes (continued)

At April 30, 2006, the Company has alternative minimum tax credits that can be carried forward indefinitely to reduce future regular tax liabilities. Additionally, as of April 30, 2006, the Company has federal net operating loss carryforwards of $25.1 million for income tax purposes, with expiration dates from 2011 to 2023. Approximately $14.9 million of these net operating losses are attributable to Colorado Central Station-Black Hawk and can only be used to offset income earned by this entity. The remaining federal net operating losses are subject to limitations under the income tax regulations, which may limit the amount ultimately utilized; however, the Company believes that all federal net operating losses, except $0.7 million related to discontinued operations, will be utilized prior to expiration. The Company also has state income tax net operating loss carryforwards of $91.2 million, with expiration dates from 2016 to 2026.

At April 30, 2006, the Company had approximately $7.0 million of international loss carryforwards that will provide tax benefits at such time the related international operations generate sufficient taxable earnings.

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

19. Fair Value of Financial Instruments (continued)

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	April 30, 2006		April 24, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$121,193	$121,193	$146,743	$146,743
Marketable securities	17,727	17,727	16,016	16,016
Restricted cash	2,210	2,210	2,193	2,193
Notes receivable	9,453	9,453	5,472	5,472
Interest rate swaps	1,585	1,585	345	345

Financial liabilities:
7% Senior subordinated notes	$500,000	$493,750	$500,000	$485,650
Senior secured credit facility	296,500	296,500	249,375	249,375
9% Senior subordinated notes	200,000	212,000	200,000	210,340
Isle-Black Hawk senior secured credit facility	209,650	209,650	189,350	189,350
Blue Chip Credit Facility	6,563	6,563	6,942	6,942
TIF bonds	2,926	2,944	3,875	3,875
General obligation bonds	1,675	1,673	1,830	1,835
BID bonds	472	472	590	590
Other long-term debt	3,494	3,494	4,156	4,156

20. Contingencies

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.2 million as of April 30, 2006 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which is expected to take place at the end of 2006 or early 2007. The civil matter was set for hearing before the Greek Supreme Court during May 2006; however, prior to the scheduled hearing date, the Greek Supreme Court reset the hearing for January 8, 2007. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

20. Contingencies (continued)

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

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri against the Company and a subsidiary alleging a breach of a 1993 contract entered into by the County and that subsidiary, and guaranteed by Lady Luck Gaming Corporation, relating to the development of a casino site near Kimmswick, Missouri. The suit alleged damages in excess of $10.0 million.  The Company increased its reserve for this suit by $6.1 million in the quarter ended October 23, 2005. A settlement was reached in the third fiscal quarter of 2006 and a payment was made that was within the Company’s reserves for this lawsuit.

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

21. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million 7% Senior Subordinated Notes due 2014. The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of April 30, 2006 and April 24, 2005, statements of income and cash flows for the fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004. The Company disregards intercompany transactions for purposes of computing income taxes at the subsidiary level. Therefore, no income tax provision is required to be eliminated in consolidation.

21. Consolidating Condensed Financial Information (continued)

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,
AND PARENT COMPANY FINANCIAL INFORMATION
AS OF APRIL 30, 2006; APRIL 24, 2005 AND FOR
THE YEARS ENDED APRIL 30, 2006; APRIL 24, 2005 AND APRIL 25, 2004
(In thousands)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of April 30, 2006
Balance Sheet
Current assets	$47,103	$162,659	$56,762	$(12,826)	$253,698
Intercompany receivables	980,029	(365,151)	70,539	(685,417)	-
Investments in subsidiaries	259,565	273,403	(19,221)	(513,747)	-
Property and equipment, net	5,801	649,862	282,765	-	938,428
Other assets	19,516	577,358	50,744	(5,800)	641,818
Total assets	$1,312,014	$1,298,131	$441,589	$(1,217,790)	$1,833,944

Current liabilities	$38,651	$125,821	$76,150	$(16,768)	$223,854
Intercompany payables	-	551,749	132,272	(684,021)	-
Long-term debt,
less current maturities	993,500	6,692	212,500	-	1,212,692
Other accrued liabilities	(2,607)	93,687	(3,060)	-	88,020
Minority interest	-	-	-	26,690	26,690
Stockholders' equity	282,470	520,182	23,727	(543,691)	282,688
Total liabilities and stockholders' equity	$1,312,014	$1,298,131	$441,589	$(1,217,790)	$1,833,944

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Fiscal Year Ended April 30, 2006
Statement of Income
Revenues:
Casino	$-	$796,277	$208,367	$-	$1,004,644
Rooms, food, beverage and other	146	148,427	46,878	(11,901)	183,550
Gross revenues	146	944,704	255,245	(11,901)	1,188,194
Less promotional allowances	-	155,264	44,910	-	200,174
Net revenues	146	789,440	210,335	(11,901)	988,020

Operating expenses:
Casino	672	119,424	32,394	-	152,490
Gaming taxes	-	180,402	39,637	-	220,039
Rooms, food, beverage and other	38,254	280,743	117,871	(10,178)	426,690
Management fee expense (revenue)	(34,172)	34,178	(6)	-	-
Depreciation and amortization	1,539	69,333	18,790	(2,556)	87,106
Total operating expenses	6,293	684,080	208,686	(12,734)	886,325

Operating income	(6,147)	105,360	1,649	833	101,695
Interest expense, net	(14,210)	(44,235)	(12,637)	-	(71,082)
Minority interest	-	-	-	(6,517)	(6,517)
Loss on extinguishment of debt	-	-	(2,110)	-	(2,110)
Equity in income (loss) of subsidiaries	37,839	3,587	(16,802)	(24,624)	-

Income (loss) from continuing operations before
income taxes	17,482	64,712	(29,900)	(30,308)	21,986
Income tax expense (benefit)	(1,541)	20,732	(5,015)	-	14,176
Income (loss) from continuing operations	19,023	43,980	(24,885)	(30,308)	7,810
Income (Loss) from discontinued operations, net of taxes	-	11,346	(133)	-	11,213
Net income (loss)	$19,023	$55,326	$(25,018)	$(30,308)	$19,023

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Fiscal Year Ended April 30, 2006
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(30,820)	$144,615	$10,376	$(24,624)	$99,547
Net cash provided by (used in)
investing activities	(41,489)	(132,732)	(40,052)	25,369	(188,904)
Net cash provided by (used in)
financing activities	47,921	(1,911)	19,117	(745)	64,382
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	(575)	-	(575)
Net increase (decrease) in cash and
cash equivalents	(24,388)	9,972	(11,134)	-	(25,550)
Cash and cash equivalents at
beginning of the period	53,584	57,661	35,498	-	146,743
Cash and cash equivalents at
end of the period	$29,196	$67,633	$24,364	$-	$121,193

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of April 24, 2005
Balance Sheet
Current assets	$63,560	$82,644	$64,871	$(6,627)	$204,448
Intercompany receivables	896,214	(228,835)	42,463	(709,842)	-
Investments in subsidiaries	233,544	269,817	(10,027)	(493,334)	-
Property and equipment, net	4,630	604,902	248,111	-	857,643
Other assets	21,806	545,230	58,215	(5,896)	619,355
Total assets	$1,219,754	$1,273,758	$403,633	$(1,215,699)	$1,681,446

Current liabilities	$22,360	$99,930	$67,110	$(9,738)	$179,662
Intercompany payables	-	623,879	85,963	(709,842)	-
Long-term debt,
less current maturities	946,875	8,080	193,662	-	1,148,617
Other accrued liabilities	(7,939)	77,012	(527)	-	68,546
Minority interest	-	-	-	23,225	23,225
Stockholders' equity	258,458	464,857	57,425	(519,344)	261,396
Total liabilities and stockholders' equity	$1,219,754	$1,273,758	$403,633	$(1,215,699)	$1,681,446

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Fiscal Year Ended April 24, 2005
Statement of Income
Revenues:
Casino	$-	$778,001	$179,877	$-	$957,878
Rooms, food, beverage and other	1,359	145,698	51,556	(20,614)	177,999
Gross Revenues	1,359	923,699	231,433	(20,614)	1,135,877
Less promotional allowances	-	148,771	39,534	-	188,305
Net revenues	1,359	774,928	191,899	(20,614)	947,572

Operating expenses:
Casino	-	126,024	31,266	-	157,290
Gaming taxes	-	181,682	33,452	-	215,134
Rooms, food, beverage and other	26,146	278,936	105,310	(22,329)	388,063
Management fee expense (revenue)	(31,418)	32,516	(1,098)	-	-
Depreciation and amortization	1,590	68,682	12,065	-	82,337
Total operating expenses	(3,682)	687,840	180,995	(22,329)	842,824

Operating income	5,041	87,088	10,904	1,715	104,748
Interest expense, net	4,229	(56,858)	(10,218)	-	(62,847)
Loss on early extinguishment of debt	-	(5,251)	-	-	(5,251)
Minority interest	-	-	-	(5,493)	(5,493)
Equity in income (loss) of subsidiaries	20,949	6,492	(18,451)	(8,990)	-

Income (loss) from continuing operations before
Income taxes	30,219	31,471	(17,765)	(12,768)	31,157
Income taxes	12,181	9,804	(5,860)	-	16,125
Income (loss) from continuing operations	18,038	21,667	(11,905)	(12,768)	15,032
Income from discontinued operations, net of taxes	-	5,952	(2,946)	-	3,006
Net income (loss)	$18,038	$27,619	$(14,851)	$(12,768)	$18,038

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Fiscal Year Ended April 24, 2005
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$19,556	$113,237	$46,082	$(8,989)	$169,886
Net cash provided by (used in)
investing activities	(34,102)	(123,823)	(69,330)	13,569	(213,686)
Net cash provided by (used in)
financing activities	34,811	1,138	24,047	(4,580)	55,416
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	545	-	545
Net increase (decrease) in cash and
cash equivalents	20,265	(9,448)	1,344	-	12,161
Cash and cash equivalents at
beginning of the period	33,323	67,108	34,151	-	134,582
Cash and cash equivalents at
end of the period	$53,588	$57,660	$35,495	$-	$146,743

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Fiscal Year Ended April 25, 2004
Statement of Income
Revenues:
Casino	$-	$776,116	$172,787	$-	$948,903
Rooms, food, beverage and other	1,228	146,249	26,542	-	174,019
Gross Revenues	1,228	922,365	199,329	-	1,122,922
Less promotional allowances	-	143,885	39,508	-	183,393
Net revenues	1,228	778,480	159,821	-	939,529

Operating expenses:
Casino	-	127,912	24,434	-	152,346
Gaming taxes	-	175,556	33,370	-	208,926
Rooms, food, beverage and other	26,005	281,904	59,086	-	366,995
Management fee expense (revenue)	(31,960)	32,464	(504)	-	-
Depreciation and amortization	1,591	64,931	9,374	-	75,896
Total operating expenses	(4,364)	682,767	125,760	-	804,163

Operating income	5,592	95,713	34,061	-	135,366
Interest expense, related
Interest expense	-	-	-	-	-
Interest income, related
Interest income	-	-	-	-	-
Interest expense, net	30,143	(89,000)	(11,677)	-	(70,534)
Loss on early extinguishment of debt	-	(14,116)	-	-	(14,116)
Minority interest	-	-	-	(10,072)	(10,072)
Dividend income	64,493	-	-	(64,493)	-
Equity in income (loss) of subsidiaries	(61,781)	(19,574)	(451)	81,806	-

Income (loss) from continuing operations before
Income taxes	38,447	(26,977)	21,933	7,241	40,644
Income taxes	10,698	2,700	(110)	-	13,288
Income (loss) from continuing operations	27,749	(29,677)	22,043	7,241	27,356
Income from discontinued operations, net of taxes	-	(1,025)	1,418	-	393
Net income (loss)	$27,749	$(30,702)	$23,461	$7,241	$27,749

21. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Fiscal Year Ended April 25, 2004
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(3,728)	$131,019	$32,716	$13,223	$173,230
Net cash provided by (used in)
investing activities	(29,856)	(116,720)	(10,533)	(2,009)	(159,118)
Net cash provided by (used in)
financing activities	59,594	(1,407)	(15,991)	(16,352)	25,844
Net increase (decrease) in cash and
cash equivalents	26,010	12,892	6,192	(5,138)	39,956
Cash and cash equivalents at
beginning of the period	7,313	53,268	29,495	4,550	94,626
Cash and cash equivalents at
end of the period	$33,323	$66,160	$35,687	$(588)	$134,582

(a) The following subsidiaries of the Company are guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Corporation of Mississippi-Vicksburg; Riverboat Services, Inc.; CSNO, L.L.C.; Louisiana Riverboat Gaming Partnership; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; and IOC-Manufacturing, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

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

22. Selected Quarterly Financial Information (unaudited)

	Fiscal Quarters Ended
	July 24,	October 23,	January 22,	April 30,
	2005	2005	2006	2006
	(In thousands, except per share data)

Net revenues	$242,496	$210,039	$228,956	$306,529
Operating income	24,119	9,491	25,721	42,364
Income (loss) from continuing operations	3,295	(5,531)	1,956	8,090
Net income (loss)	3,984	(4,219)	4,133	15,125
Earnings (loss) per common share-basic:
Income (loss) from continuing operations	0.11	(0.18)	0.07	0.27
Net income (loss)	0.13	(0.14)	0.14	0.50
Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	0.10	(0.18)	0.06	0.26
Net income (loss)	0.13	(0.14)	0.13	0.48
Weighted average basic shares	30,114	30,097	29,951	30,028
Weighted average dilute shares	31,529	30,097	31,042	31,270

	Fiscal Quarters Ended
	July 25,	October 24,	January 23,	April 24,
	2004	2004	2005	2005
	(In thousands, except per share data)

Net revenues	$235,971	$227,524	$227,039	$257,039
Operating income	30,539	17,739	22,838	33,632
Income (loss) from continuing operations	8,368	(995)	2,320	5,339
Net income	10,609	448	3,530	3,451
Earnings (loss) per common share-basic:
Income (loss) from continuing operations	0.28	(0.03)	0.08	0.18
Net income	0.36	0.02	0.12	0.12
Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	0.27	(0.03)	0.07	0.17
Net income	0.35	0.01	0.11	0.11
Weighted average basic shares	29,686	29,532	29,675	29,833
Weighted average dilute shares	30,749	30,542	31,037	31,391

Income from continuing operations in the first quarter of fiscal year 2006 excludes $0.7 million related to Isle-Vicksburg, Isle-Bossier City, and Colorado Grande-Cripple Creek, which have all been classified as discontinued operations.

The second quarter of fiscal 2006 includes $1.2 million in hurricane related charges, net. Income from continuing operations in the second quarter of fiscal year 2006 excludes $1.3 million related to Isle-Vicksburg, Isle-Bossier City, and Colorado Grande-Cripple Creek, each of which have been classified as discontinued operations.

The third quarter of fiscal year 2006 includes a loss on early extinguishment of debt of $2.1 million. Income from continuing operations in the third quarter of fiscal year 2006 excludes $2.2 million related to Isle-Vicksburg, Isle-Bossier City, and Colorado Grande-Cripple Creek, each of which have been classified as discontinued operations. Included in income for the third quarter of fiscal year 2006 is $3.6 million in hurricane related charges, net.

22. Selected Quarterly Financial Information (unaudited)

Income from continuing operations in the fourth quarter of fiscal year 2006 excludes $7.0 million related to Isle-Vicksburg, Isle-Bossier City, and Colorado Grande-Cripple Creek, which have all been classified as discontinued operations. Included in income for the fourth quarter of fiscal year 2006 is $13.3 million in valuation and other charges related primarily to impairment of goodwill and fixed assets at Blue Chip casinos in the United Kingdom and the accrual of a severance charge and impairment of fixed assets at Isle-Our Lucaya.

Income from continuing operations in the first quarter of fiscal year 2005 excludes income of $2.2 million related to Colorado Grande-Cripple Creek, Isle-Vicksburg and Isle-Bossier City which have all been classified as discontinued operations.

The second quarter of fiscal year 2005 includes $0.2 million related to other expenses incurred in preparation for the opening of the Blue Chip-Walsall on September 23, 2004. Income from continuing operations in the second quarter of fiscal year 2005 excludes $1.4 million related to Colorado Grande-Cripple Creek, Isle-Vicksburg and Isle-Bossier City, which have all been classified as discontinued operations.

The third quarter of fiscal year 2005 includes other charges of $1.6 million related to previously capitalized fixed assts for certain projects as a result of current uncertainties related to gaming legislation in the UK. Income from continuing operations in the third quarter of fiscal year 2005 excludes $1.2 million related to Colorado Grande-Cripple Creek, Isle-Vicksburg and Isle-Bossier City, which have all been classified as discontinued operations.

The fourth quarter of fiscal year 2005 includes $2.3 million gain on sale of option related to an option to purchase real estate in St. Louis, Missouri; a reserve of $2.5 million for the license in Rosemont, Illinois; and a $5.3 million loss on early extinguishment of debt related to the refinancing of the Company’s senior secured credit facility on February 4, 2005. Income from continuing operations in the fourth quarter of fiscal year 2005 excludes a loss of $1.9 million related to Colorado Grande-Cripple Creek, Isle-Vicksburg and Isle-Bossier City, which have all been classified as discontinued operations.

23. Subsequent Events

The previously announced sale of the Company’s properties in Bossier City, Louisiana and Vicksburg, Mississippi is expected to close in the second quarter of fiscal 2007, subject to regulatory and other customary closing conditions.

On June 15, 2006, the Company announced that it received site and development approval from the Mississippi Gaming Commission in connection with its previously announced casino resort in west Harrison County, Mississippi, which is approximately 20 miles from the Mississippi/Louisiana state border near Interstate 10. Preliminary plans call for the estimated $250-$300 million project to include a single level gaming facility with over 2,000 gaming positions, a 500-room hotel, five restaurants and a complement of additional resort amenities. The project remains in the preliminary planning stages, and is subject to certain significant conditions, including but not limited to the receipt of all necessary licenses, approvals and permits.

23. Subsequent Events (continued)

As reported in other notes, in April 2006, the Company’s Board of Directors approved a plan to close its Our Lucaya facility. Effective June 1, 2006, the Company notified its landlord of its decision to terminate the lease and the Company intends to cease operations by June 1, 2007 as required by the lease. The Company will report these results as continuing operations until a probable sale of this facility is reached or operations are ceased, at which time these results will be reported as discontinued operations.

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

  As of April 30, 2006 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of April 30, 2006.

Changes in Internal Control Over Financial Reporting

  During the fiscal quarter and fiscal year ended April 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of April 30, 2006.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Isle of Capri Casinos, Inc.

 We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Isle of Capri Casinos, Inc. maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isle of Capri Casinos, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

 In our opinion, management’s assessment that Isle of Capri Casinos, Inc. maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 30, 2006, and April 24, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended April 30, 2006, April 24, 2005, and April 25, 2004, of Isle of Capri Casinos, Inc. and our report dated July 7, 2006, expressed an unqualified opinion thereon.

    ERNST & YOUNG LLP
New Orleans, Louisiana
July 7, 2006

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

1. Financial Statements.

The following financial statements and report of independent registered public accounting firm are included on pages 73 to 120 of this Form 10-K:

Isle of Capri Casinos, Inc.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - April 30, 2006 and April 24, 2005
Consolidated Statements of Income - Fiscal Years ended April 30, 2006, April 24, 2005, and April 25, 2004
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended
April 30, 2006, April 24, 2005 and April 25, 2004
Consolidated Statements of Cash Flows - Fiscal Years ended April 30, 2006,
April 24, 2005 and April 25, 2004
Notes to Consolidated Financial Statements

2. Financial Statements Schedule.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or Notes.

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

 ISLE OF CAPRI CASINOS, INC.

Dated: July 7, 2006                                                                        By: /s/ Bernard Goldstein
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

Dated: July 7, 2006                                                     /s/ Bernard Goldstein
Bernard Goldstein, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 7, 2006                                                     /s/ Donn R. Mitchell, II
Donn R. Mitchell, II, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: July 7, 2006                                                      /s/ Robert S. Goldstein
Robert S. Goldstein, Director and Executive Vice
Chairman

Dated: July 7, 2006                                                      /s/ Alan J. Glazer
Alan J. Glazer, Director

Dated: July 7, 2006                                                      /s/ Emanuel Crystal
Emanuel Crystal, Director

Dated: July 7, 2006                                                      /s/ W. Randolph Baker
W. Randolph Baker, Director

Dated: July 7, 2006                                                      /s/ Jeffrey D. Goldstein
Jeffrey D. Goldstein, Director

Dated: July 7, 2006                                                      /s/ John Brackenbury
John Brackenbury, Director

Dated: July 7, 2006                                                     _______________
Shaun R. Hayes, Director

INDEX TO EXHIBITS

EXHIBIT NUMBER    DESCRIPTION

3.1A	Certificate of Incorporation of Casino America, Inc. (1)
3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (2)
3.2A	By-laws of Casino America, Inc. (1)
3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (3)
4.1	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (4)
4.2	Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (5)
4.3	Rights Agreement, dated as of February 7, 1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (6)
10.1*	Casino America, Inc. description of Employee Bonus Plan (7)
10.2*	Director’s Option Plan (8)
10.3	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (9)
10.4	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (10)
10.5	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (11)
10.6*	Amended Casino America, Inc. 1992 Stock Option Plan (12)
10.7*	Amended Casino America, Inc. 1993 Stock Option Plan (13)
10.8	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (5)
10.9	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.10	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.11	Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (5)
10.12	Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (5)
10.13
Operator’s Contract, dated as of December 28, 1989, between Riverboat Development Authority and the Connelley Group, LP, as amended on February 9, 1990, March 1, 1990, January 1, 1991, September 30, 1994 and March 1, 1998 (5)

10.14*	Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (15)
10.15*	Isle of Capri Casinos, Inc. Deferred Bonus Plan (15)

INDEX TO EXHIBITS (continued)
10.16*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (5)
10.17*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (5)
10.18*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (5)
10.19
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

10.20*	Isle of Capri Casinos, Inc.’s 2005 Deferred Compensation Plan (17)
10.21*	Isle of Capri Casinos, Inc.’s 1995 Deferred Compensation Plan (17)
10.22*	Isle of Capri Casinos, Inc.’s 2005 Non-employee Director Deferred Compensation Plan (17)
10.23*	Employment Agreement dated as of January 1, 2005 between Isle of Capri Casinos, Inc. and Robert F. Griffin (17)
10.24*	Isle of Capri Casinos, Inc. Master Retirement Plan (18)
10.25
Second Amended and Restated Credit Agreement, dated as of October 24, 2005, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (19)

10.26*	Voluntary Resignation Agreement, dated as of November 14, 2005, by and between Isle of Capri Casinos, Inc. and Rexford A. Yeisley (20)
10.27*	Employment Agreement, dated October 7, 2005, between Isle of Capri Casinos, Inc. and Robert Goldstein (21)
10.28*	Employment Agreement, dated January 13, 2006 between Isle of Capri Casinos, Inc. and Donn R. Mitchell II (22)
10.29
Purchase Agreement, dated February 13, 2006, by and among Legends Gaming, LLC, Legends Gaming of Mississippi, LLC, Legends Gaming of Louisiana-1, LLC, Legends Gaming of Louisiana-2, LLC, Isle of Capri Casinos, Inc., Riverboat Corporation of Mississippi - Vicksburg, Louisiana Riverboat Gaming Partnership, CSNO, L.L.C., LRGP Holdings, L.L.C. and IOC Holdings, L.L.C (23)

10.30*	Consulting Agreement, dated as of March 23, 2006, by and between John G. Brackenbury and Isle of Capri Casinos, Inc. (24)
10.31
Point Cadet Compromise and Settlement Agreement, dated August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi.

INDEX TO EXHIBITS (continued)
10.32	First Amendment to Ground Lease, made and entered into effective June 14, 2006, by and between Family Lands L.P. and IOC Mississippi, Inc.
10.33	Ground Lease, made and entered into effective May 5, 2006, by and between Family Lands L.P. and IOC Mississippi, Inc.
12.1	Computation of ratio of earnings to fixed charges.
21.1	Subsidiaries of Isle of Capri Casinos, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.
(1)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.
(2)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.
(3)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.
(4)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.
(5)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.
(6)	Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.
(7)	Filed as an exhibit to Casino America, Inc.’s Annual Report on form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.
(8)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.
(9)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.

INDEX TO EXHIBITS (continued)
(10)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.
(11)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.
(12)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.
(13)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.
(14)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(15)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(16)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 10, 2005 (File No. 0-20538) and incorporated herein by reference.
(17)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2005 (File No. 0-20538) and incorporated herein by reference.
(18)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2005 (File No. 0-20538) and incorporated herein by reference
(19)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on October 28, 2005 (File No. 0-20538) and incorporated herein by reference.
(20)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on November 17, 2005 (File No. 0-20538) and incorporated herein by reference.
(21)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on January 6, 2006 (File No. 0-20538) and incorporated herein by reference.
(22)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on January 19, 2006 (File No. 0-20538) and incorporated herein by reference.
(23)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on February 17, 2006 (File No. 0-20538) and incorporated herein by reference.
(24)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on March 29, 2006 (File No. 0-20538) and incorporated herein by reference.

* Management contract or compensatory plan or arrangement.