Form 10-Q
period 2006-09-08
ISLE OF CAPRI CASINOS INC
filed 2006-09-08
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-20538

ISLE OF CAPRI CASINOS, INC.

Delaware	41-1659606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Emerson Road, Suite 300, Saint Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 813-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒       Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 31, 2006, the Company had a total of 34,343,613 shares of Common Stock outstanding (which includes 3,878,956 shares held by us in treasury).

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

Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further discussed in the Section “Risk Factors” in our annual report on Form 10-K for the fiscal year ended April 30, 2006, as such factors may be updated in subsequent SEC filings. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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

• the effects of increases in construction costs;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 30,	April 30,
	2006	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$98,156	$121,193
Marketable securities	17,881	17,727
Accounts receivable, net	18,070	17,268
Insurance receivable, net	64,496	72,053
Deferred income taxes	9,888	9,897
Prepaid expenses and other assets	37,841	15,560
Assets held for sale	224,495	222,446
Total current assets	470,827	476,144
Property and equipment, net	995,393	938,428
Other assets:
Goodwill	296,354	296,354
Other intangible assets	74,789	74,789
Deferred financing costs, net	15,418	16,064
Restricted cash	2,208	2,210
Prepaid deposits and other	35,500	29,955
Total assets	$1,890,489	$1,833,944
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,670	$8,588
Accounts payable	44,879	58,561
Accrued liabilities:
Interest	24,303	10,523
Payroll and related	50,839	56,904
Property and other taxes	28,568	25,888
Income taxes	11,029	10,323
Progressive jackpots and slot club awards	17,110	12,415
Other	42,242	40,652
Total current liabilities	227,640	223,854
Long-term debt, less current maturities	1,257,457	1,212,692
Deferred income taxes	64,442	64,440
Other accrued liabilities	19,159	23,580
Minority interest	26,954	26,690
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued:
34,344 at July 30, 2006 and 34,291 at April 30, 2006	343	343
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	161,189	160,508
Unearned compensation	-	(1,383)
Retained earnings	174,396	165,156
Accumulated other comprehensive income	852	220
	336,993	324,844
Treasury stock, 3,879 shares at July 30, 2006 and 3,902 shares at April 30, 2006	(41,943)	(42,156)
Total stockholders' equity	294,837	282,688
Total liabilities and stockholders' equity	$1,890,489	$1,833,944

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	July 30,	July 24,
	2006	2005
Revenues:
Casino	$277,620	$244,285
Rooms	14,651	10,257
Pari-mutuel commissions and fees	4,961	5,172
Food, beverage and other	34,812	32,618
Gross revenues	332,044	292,332
Less promotional allowances	58,076	49,836
Net revenues	273,968	242,496
Operating expenses:
Casino	39,444	39,965
Gaming taxes	58,343	54,322
Rooms	2,454	2,349
Pari-mutuel commissions and fees	3,826	3,916
Food, beverage and other	11,918	7,631
Marine and facilities	15,525	14,147
Marketing and administrative	87,465	74,447
Preopening	249	-
Depreciation and amortization	23,502	21,600
Total operating expenses	242,726	218,377
Operating income	31,242	24,119
Interest expense	(19,870)	(17,328)
Interest income	762	912
Minority interest	(1,071)	(2,056)

Income from continuing operations before income taxes	11,063	5,647
Income taxes	5,748	2,352
Income from continuing operations	5,315	3,295
Income from discontinued operations, net of income taxes (See Note 4)	3,925	689
Net income	$9,240	$3,984

Earnings per common share-basic:
Income from continuing operations	$0.17	$0.11
Income from discontinued operations, net of income taxes	0.13	0.02
Net income	$0.30	$0.13

Earnings per common share-diluted:
Income from continuing operations	$0.17	$0.11
Income from discontinued operatons, net of income taxes	0.12	0.02
Net income	$0.29	$0.13

Weighted average basic shares	30,422	29,945
Weighted average diluted shares	31,404	31,361

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accum.
						Other
						Compre-
	Shares of		Additional	Unearned		hensive		Total
	Common	Common	Paid-in	Compen-	Retained	Income	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	(Loss)	Stock	Equity
Balance, April 30, 2006	34,291	$343	$160,508	$(1,383)	$165,156	$220	$(42,156)	$282,688
Net income	-	-	-	-	9,240	-	-	9,240
Unrealized loss on interest
rate swap contracts
net of income tax benefit of $9	-	-	-	-	-	(13)	-	(13)
Foreign currency translation
adjustments	-	-	-	-	-	645	-	645
Comprehensive income	-	-	-	-	-	-	-	9,872
Exercise of stock options, including
income tax benefit of $119	53	-	424	-	-	-	(97)	327
Issuance of deferred bonus shares from
treasury stock	-	-	(310)	-	-	-	310	-
Stock compensation expense	-	-	1,950	-	-	-	-	1,950
Reclassification of unearned compensation
due to the adoption of SFAS 123(R)	-	-	(1,383)	1,383	-	-	-	-
Balance, July 30, 2006	34,344	$343	$161,189	$-	$174,396	$852	$(41,943)	$294,837

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	July 30,	July 24,
	2006	2005
Operating activities:
Net income	$9,240	$3,984
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,502	25,269
Amortization of deferred financing costs	648	829
Amortization of unearned compensation	-	77
Deferred income taxes	1,477	(2,211)
Stock compensation expense	1,950	-
Minority interest	1,071	2,056
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(2,202)	(66)
Insurance receivable	7,557	-
Income taxes, net	856	4,461
Prepaid expenses and other assets	(22,654)	(7,714)
Accounts payable and accrued liabilities	(4,433)	10,653
Net cash provided by operating activities	17,012	37,338

Investing activities:
Purchase of property and equipment	(80,697)	(62,924)
Purchase of intangibles	-	(5,150)
Purchase of short-term investments, net of sales	(182)	(186)
Restricted cash	-	(173)
Prepaid deposits and other	(4,686)	(7,182)
Payments on notes receivable	491	723
Net cash used in investing activities	(85,074)	(74,892)

Financing activities:
Increase in line of credit	133,477	10,000
Decrease in line of credit	(88,033)	-
Principal payments on debt	(750)	(1,479)
Payment of deferred financing costs	-	(33)
Tax benefit of stock compensation expense	119	-
Proceeds from exercise of stock options	208	107
Cash distribution to minority partner	-	(768)
Net cash provided by financing activities	45,021	7,827

Effect of foreign currency exchange rates on cash	4	(690)

Net decrease in cash and cash equivalents	(23,037)	(30,417)
Cash and cash equivalents at the beginning of period	121,193	146,743
Cash and cash equivalents at the end of the period	$98,156	$116,326

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)
	Three Months Ended
	July 30,	July 24,
	2006	2005
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest (net of capitalized interest)	$9,866	$7,063
Income taxes, net of refunds	7,377	737

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Nature of Operations

Isle of Capri Casinos, Inc. (the “Company” or “Isle of Capri”) was incorporated in Delaware in February 1990. The Company is a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. The Company wholly owns and operates nine gaming facilities in the U.S. located in Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. The Company also owns a 57% interest in, and receive management fees for operating, two gaming facilities in Black Hawk, Colorado. One of these facilities in Black Hawk, Colorado operates under the name “Isle of Capri” and features the Company’s distinctive tropical island theme. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, and a two-thirds ownership interest in casinos in Dudley, Wolverhampton, and Walsall, England and a casino to be opened in Coventry, England in the latter part of calendar 2006. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

On July 31, 2006, the Company closed the sale of Isle-Bossier City and Isle-Vicksburg. The financial position and results of these operations are presented as assets held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of income, respectively, for all periods presented in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” For further discussion see Note 12.

On June 1, 2006, the Company notified its landlord of its decision to terminate its lease at Isle-Our Lucaya in Freeport, Grand Bahama. In the first quarter, the Company recorded approximately $2.2 million in lease termination costs in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” This charge, included in marketing and administrative expenses, relates to the Company’s planned exit of the Isle-Our Lucaya operation by June 2007.

On May 11, 2005, the Company announced that the Iowa Racing and Gaming Commission awarded it a gaming license in Waterloo, Iowa. Construction is underway on a 35,000 square foot single level casino with 1,300 gaming positions, three restaurants, a 200-room hotel and 1,000 parking spaces. The Company expects the property to open in late spring of 2007 at a total cost of $139.5 million, which reflects an increase of $5 million over the previously announced estimated cost as a result of increased construction costs.

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

On January 4, 2006, a Florida statute became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. Although there are pari-mutuel facilities in numerous other counties in the State of Florida, slot machine gaming is only authorized in Broward County where Pompano Park is located. The Company is constructing a gaming facility including 1,500 slot machines, four restaurants and a feature bar at Pompano Park adjacent to the existing grandstand at a cost of $155.5 million with slot machine gaming anticipated to commence in early calendar year 2007. This represents an increase of approximately $15 million compared to the previously announced estimated cost as a result of increased insurance and construction costs and additional architectural and engineering fees. The Company does not plan to open a temporary gaming facility. The statute authorizes the Company to operate up to 1,500 slot machines at Pompano Park 365 days per year, 16 hours per day and requires Pompano Park to pay an annual license fee of $3.0 million and gaming taxes equal to 50% of Pompano Park’s net slot machine revenue plus combined county and city taxes approximating an additional 3.5% on the first $250 million of net slot machine revenue and 5% on net slot machine revenue over $250 million. The Florida Department of Business and Professional Regulation is administering the law and is now implementing rules and regulations for the operation of the slot machines.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Background and Nature of Operations (continued)

There is a lawsuit pending which challenges the validity of signatures originally obtained in early 2004, which were needed to place the amendment on the ballot. The Florida District Court of Appeal First District recently reversed a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which the Company is a member. The Court ruled that a trial is necessary to determine whether FLPF obtained the required number of signatures to place the constitutional amendment on the ballot. FLPF has filed a petition for a rehearing en banc and the Company expects that FLPF will explore all other available options, including filing a motion for certification to the Florida Supreme Court. The Company believes that this decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly, the Company is proceeding with the development. However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and the Company’s right to operate slot machines at Pompano Park would be eliminated.

On August 18, 2006, the Harrison County Planning Commission approved the Company’s master plan for the previously announced 50-acre development in west Harrison County, Mississippi, which is approximately 20 miles from the Mississippi/Louisiana state border near Interstate 10. Preliminary plans call for the estimated $250-$300 million project to include a single level gaming facility with over 2,000 gaming positions, a 500-room hotel, five restaurants and a complement of additional resort amenities. The project remains in the preliminary planning stages, and is subject to certain significant conditions, including but not limited to the receipt of all necessary licenses, approvals and permits.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended July 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2006.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year, as occurred in the fiscal year ended April 30, 2006. Fiscal 2007 commenced on May 1, 2006 and ends on April 29, 2007.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued operations relate to those of the Colorado Grande casino, located in Cripple Creek, Colorado, the Isle-Vicksburg, which is the Riverboat Gaming Corporation of Mississippi-Vicksburg located in Vicksburg, Mississippi and the Isle-Bossier City, which is the Louisiana Riverboat Gaming Partnership located in Bossier City, Louisiana. The financial position and result of these operations are presented as assets held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of income, respectively, for all periods presented in accordance with SFAS No. 144.

In April 2006, the Company’s Board of Directors approved a plan to close the Isle-Our Lucaya facility in Freeport, Grand Bahama. Effective June 1, 2006, the Company notified its landlord of its decision to terminate the lease and the Company intends to cease operations by June 1, 2007 as required by its lease. The Company will continue to report the results of the Isle-Our Lucaya property as continuing operations until a probable sale of this facility is reached or operations are ceased, at which time, these results will be reported as discontinued operations.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies

New Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that a company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements, and such impact cannot be reasonably estimated at this time.

3. Stock-Based Compensation

Effective May 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method, thus, results for the prior period have not been restated.

As a result of adopting SFAS 123(R), the Company recognized $1.8 million for stock option expense for the three months ended July 30, 2006, which is included in marketing and administrative expense in the Consolidated Statements of Income for the three months ended July 30, 2006. The total income tax benefit recognized was approximately $0.5 million. The incremental expense, net of income tax benefit, for stock options decreased diluted earnings per share by $0.04 for the three months ended July 30, 2006. As of July 30, 2006, there was $7.4 million in unrecognized stock compensation costs which the Company will expense over the next 4.5 years.

For periods prior to May 1, 2006, the Company applied the recognition and measurement principles of APB 25 and related Interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense was reflected in net income related to stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recognized a tax benefit from the exercise of certain stock options. The following table illustrates the effect on net income and earnings per share if the Company had adopted SFAS No. 123(R) for the three months ended July 24, 2005.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation (continued)

Three Months Ended
July 24, 2005
(In thousands, except per share data)

Income from continuing operations	$3,295
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(1,941)
Pro forma Income before discontinued operations	$1,354
Income from discontinued operations	689
Pro forma Net Income	$2,043

Earnings per share: Basic
As Reported
Income from continuing operations	$0.11
Income from discontinued operations	0.02
Net Income	$0.13
Earnings per share: Basic
Pro Forma
Income from continuing operations	$0.05
Income from discontinued operations	0.02
Net Income	$0.07

Earnings per share: Diluted
As Reported
Income from continuing operations	$0.11
Income from discontinued operations	0.02
Net Income	$0.13
Earnings per share: Diluted
Pro Forma
Income from continuing operations	$0.04
Income from discontinued operations	0.02
Net Income	$0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months	Risk-Free	Original	Expected	Expected
Ended	Interest Rate	Expected Life	Volatility	Dividends

July 30, 2006	5.22%	5.62 years	53.0%	None
July 24, 2005	4.00%	6.26 years	55.8%	None

Additionally, under the Company’s Deferred Bonus Plan, the Company issues non-vested stock to eligible officers and employees.  The Company amortizes the fair value of the non-vested stock ratably over the vesting period of five years.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation (continued)

The following table presents the number and weighted average grant-date fair value of shares granted, vested and forfeited during the three months ended July 30, 2006:

		Weighted
	Number	Average
	of	Fair
	Shares	Value

Non-vested stock at May 1, 2006	121,069	$19.60
Shares granted	-	-
Shares vested	(3,405)	17.65
Shares forfeited	(3,251)	20.05
Non-vested stock at July 30, 2006	114,413	$19.64

Under the Company’s 1992, 1993 and 2000 Stock Option Plans, as amended, a maximum of 1,058,750, 4,650,000 and 3,500,000 options, respectively, are reserved for issuance and may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant. The Company has 1,211,833 shares available for future issuance under its equity compensation plans as of July 30, 2006.

Stock options outstanding are as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value

Outstanding options at May 1, 2006	2,932,100	$15.85
Options granted	3,999	24.49
Options exercised	(50,600)	4.10
Options forfeited	(29,550)	18.47
Options canceled	(250)	20.27
Outstanding options at July 30, 2006	2,855,699	$16.04	$21,617,641
Outstanding exercisable options at July 30, 2006	1,470,349	$13.07	$15,497,478

The weighted average fair value of options granted during the three months ended July 30, 2006 was $13.65.

The following table summarizes information about stock options outstanding at July 30, 2006:

			Options Outstanding			Options Exercisable
				Weighted Average	Weighted		Weighted
Ranges of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.61	-	$5.22	200,429	1.9 years	$3.12	200,429	$3.12
5.22	-	7.84	373,585	4.7 years	6.50	248,585	6.50
7.84	-	10.45	148,022	3.1 years	10.25	148,022	10.25
10.45	-	13.06	39,173	2.2 years	12.38	39,173	12.38
13.06	-	15.67	605,374	4.5 years	15.18	458,374	15.06
15.67	-	18.28	7,827	3.2 years	17.75	7,827	17.75
18.28	-	20.90	1,176,888	7.3 years	20.35	260,788	20.43
20.90	-	23.51	26,962	2.2 years	23.00	26,962	23.00
23.51	-	26.12	277,439	7.9 years	24.66	80,189	24.75
$2.61	-	$26.12	2,855,699	5.7 years	$16.04	1,470,349	$13.07

The weighted average remaining contractual life for options exercisable as of July 30, 2006 is 4.2 years.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Assets Held for Sale

On February 14, 2006, the Company announced that it had entered into a definitive purchase agreement, dated February 13, 2006 to sell its properties in Bossier City, Louisiana and Vicksburg, Mississippi to privately owned Legends Gaming, LLC for $240 million cash less the Company’s portion of closing costs. The sales agreement includes a net working capital adjustment to the purchase price which is not expected to be significant. The transaction closed in the second quarter of fiscal 2007, on July 31, 2006. Assets held for sale on the consolidated balance sheet as of July 30, 2006 relates to $43.4 million of fixed assets at the Isle-Vicksburg and $127.8 million of fixed assets and $53.3 million of goodwill and other intangible assets at the Isle-Bossier City. Assets held for sale on the consolidated balance sheet as of April 30, 2006 relates to $42.8 million of fixed assets at the Isle-Vicksburg and $126.3 million of fixed assets and $53.3 million of goodwill and other intangible assets at the Isle-Bossier City.

Net revenues, pretax income from discontinued operations, income taxes from discontinued operations and income from discontinued operations, which includes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek are summarized as follows:

	Discontinued Operations
	Three Months Ended
	July 30,	July 24,
	2006	2005
	(In thousands)
Net revenues	$41,403	$39,038
Pretax income from discontinued operations	$6,801	$1,333
Income taxes from discontinued operations	$2,876	$644
Income from discontinued operations	$3,925	$689

For the three months ended July 30, 2006 and July 24, 2005 additional net interest expense of $3.2 million and $2.8 million, respectively, has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation.

5. Hurricanes and Related Charges

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of Mississippi and Louisiana, which resulted in significant damage to the Company’s facility and its casino barge under construction in Biloxi, Mississippi. On December 26, 2005, the Company, using its existing facility, opened a casino as part of the land-based structure that was not severely damaged by the storm.

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

The Company has insurance coverage related to damage from the three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes. The Company believes it will receive proceeds from its insurance carrier related to all four types of losses the Company has sustained, and through July 30, 2006 has received advances of $69.2 million, of which $15.3 million was received in the first fiscal quarter of 2007.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Hurricanes and Related Charges (continued)

During fiscal year 2006, the Company recognized asset impairments and losses of $68.6 million based on assessments of damage at all its locations. During the first quarter of fiscal 2007, the Company recognized an additional $0.5 million based on further assessments. The Company has also incurred out-of-pocket costs directly related to the hurricanes and the property operating costs related to the period of closure caused by the hurricanes, of $62.2 million during fiscal year 2006. The Company has incurred an additional $7.2 million in the first fiscal quarter of 2007. The total amount of losses recognized and expenses incurred of $138.5 million has been recorded as “Hurricane related charges, net” and has been offset by $133.7 million, which the Company believes is probable that it will collect from its insurance carriers under its policy coverages. The remaining amount of $4.8 million represents the Company’s deductible portion of its claims, which was recorded during fiscal year 2006. As discussed, the Company has been receiving advances against its insurance claims from the applicable insurance carriers and believes it may ultimately collect more than the $138.5 million of loss recognized in the income statement due to its replacement value coverage for its property damage and the lost profits component of its coverage. Any amounts in excess of the recorded loss will be recognized as gains by the Company when it and the insurance carriers agree to the final amounts to be paid to the Company for the losses sustained. The following table shows the activity flowing through the insurance accounts:

Items Incurred
as of
July 30,
2006

Property impairment	$69,093
Incremental costs incurred	69,371
Hurricane related charges	(4,776)
Insurance receivable, gross	$133,688
Insurance receipts	(69,192)
Insurance receivable, net	$64,496

6. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill since April 30, 2006.

Other intangible assets consist of the following:

	July 30,	April 30,
	2006	2006
	(In thousands)

Gaming licenses	$57,224	$57,224
Trademarks and player database	17,565	17,565
Other intangible assets, net	$74,789	$74,789

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

	July 30,	April 30,
	2006	2006
Long-term debt consists of the following:	(In thousands)

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below)
Variable rate term loan	295,750	296,500
Revolver	42,300	-
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below)
Variable rate term loan Tranche C	188,575	189,050
Revolver	24,400	20,600
Isle-Black Hawk Special Assessment BID Bonds, non-recourse to Isle of Capri
Casinos, Inc. (described below)	472	472
Blue Chip Credit Facility (6.50% at July 30, 2006) due January 2009;
non-recourse to Isle of Capri Casinos, Inc. (described below)	6,743	6,563
Variable rate TIF Bonds due to City of Bettendorf (described below)	2,926	2,926
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,505	1,675
Other	3,456	3,494
	1,266,127	1,221,280
Less current maturities	8,670	8,588
Long-term debt	$1,257,457	$1,212,692

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of July 30, 2006 and April 30, 2006.

7% Senior Subordinated Notes

On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014. The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and the Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 11. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, including the $200 million in aggregate principal amount of the existing 9% Senior Subordinated Notes, and senior to any future subordinated indebtedness. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1 and September 1 through maturity. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

Year	Percentage

2009	103.500%
2010	102.333%
2011	101.167%
2012 and thereafter	100.000%

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (continued)

7% Senior Subordinated Notes (continued)

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

9% Senior Subordinated Notes

On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the “9% Senior Subordinated Notes”). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 11. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% Senior Subordinated Notes and senior to any future subordinated indebtedness. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:
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

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. As of July 30, 2006, the Company was in compliance with all covenants related to this facility.

The weighted average effective interest rate of total debt outstanding under the senior secured credit facility at July 30, 2006, was 7.41%.

At July 30, 2006, the Company had $295.8 million outstanding under the senior secured term loan credit facility and $42.3 million outstanding under the revolving credit facility.

Isle-Black Hawk Senior Secured Credit Facility

On October 24, 2005, Isle of Capri Black Hawk, L.L.C., a joint venture company that owns and operates two casinos in Black Hawk, Colorado, which is owned 57% by Isle of Capri Casinos, Inc. and 43% by a subsidiary of Nevada Gold & Casinos, Inc., entered into a $240.0 million Second Amended and Restated Credit Agreement. The credit agreement, which amends and restates the Isle of Capri Black Hawk, L.L.C.’s existing credit agreement in its entirety, provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At the Isle of Capri Black Hawk, L.L.C.’s and the lead arranger’s mutual discretion, Isle of Capri Black Hawk, L.L.C. may increase the size of the revolver and/or term loan facility, in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on December 30, 2005 and ending on September 30, 2011. The revolving loans may bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loans may bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the lead arranger announces from time to time as its prime lending rate, plus an applicable margin of 1.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%. The Isle of Capri Black Hawk, L.L.C is required to pay a commitment fee of 0.5% of the unused portion of the revolving facility. The credit agreement is secured by liens on substantially all of the Isle of Capri Black Hawk, L.L.C.’s assets. The credit agreement contains customary representations and warranties and affirmative and negative covenants and is non-recourse to the Company.

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (continued)

Isle-Black Hawk Senior Secured Credit Facility (continued)

The Isle-Black Hawk senior secured credit facility as amended provides for certain covenants including those of a financial nature. The Isle-Black Hawk was in compliance with all of the covenants as of July 30, 2006. The Isle-Black Hawk senior secured credit facility is secured by liens on the Isle-Black Hawk’s assets.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at July 30, 2006, was 6.85%.

Interest Rate Swap Agreements

The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million, or 42.4% of its variable rate term debt, outstanding under the Isle-Black Hawk’s senior secured credit facility as of July 30, 2006. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreements terminate in fiscal 2008. The Company evaluates the effectiveness of these hedged transactions on a quarterly basis. No portion of the hedging instruments was ineffective during the quarter ended July 30, 2006. Accordingly, no gains or losses have been recognized on these cash flow hedges.

At July 30, 2006, the Isle-Black Hawk does not expect to reclassify any net gains or losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

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

Blue Chip Credit Facility

Blue Chip PLC has an agreement with the Bank of Scotland to borrow up to £3.8 million ($7.1 million as of July 30, 2006) to fund its casino development program. As of July 30, 2006, £3.6 million ($6.7 million) is outstanding. The term loan is to be repaid in quarterly payments that commenced in July 2005, and is to be repaid in April 2009 should Blue Chip borrow the additional £0.2 million ($0.4 million). If the additional funds are not borrowed, the loan will be repaid in January 2009. The interest rate is either, at Blue Chip’s option, the Bank of Scotland’s base rate or LIBOR plus a margin of 1.75%. This debt is non-recourse to the Company.

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

Rhythm City - Davenport General Obligation Bonds

In 2002, the Isle-Davenport (Rhythm City) entered into an agreement with the City of Davenport whereby the City of Davenport has constructed a skybridge connecting to the Isle-Davenport’s facility, allowing safer access across the street and railroad tracks. In February 2004, the City of Davenport issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. The Isle-Davenport is required to make annual payments of principal and interest to the City of Davenport to retire the bonds.

Lines of Credit

As of July 30, 2006, the Company had $317.8 million of availability under its lines of credit and available term debt as compared to $361.2 million at April 30, 2006. Item 2, Liquidity and Capital Resources, discusses this in further detail.

8. Comprehensive Income

Comprehensive income consists of the following:

	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)
	(In thousands)
Balance, April 30, 2006	$-	$220	$220

Net change	(13)	645	632

Balance, July 30, 2006	$(13)	$865	$852

For the interest rate swap agreements, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap agreement contracts, expressed in present value terms, totaled $22 thousand and is recorded as a current asset. The $13 thousand recorded to other comprehensive income represents the fair value of the swaps, net of the income tax benefit of $9 thousand. There was no effect on income related to hedge ineffectiveness.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Contingencies

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.3 million as of July 30, 2006 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which is expected to take place at the end of calendar year 2006 or early calendar year 2007. The civil matter was set for hearing before the Greek Supreme Court during May 2006; however, prior to the scheduled hearing date, the Greek Supreme Court reset the hearing for January 8, 2007. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 30,	July 24,
	2006	2005
	(In thousands, except per share data)
Numerator:
Income applicable to common shares:
Income from continuing operations	$5,315	$3,295
Income from discontinued operations	3,925	689
Net income	$9,240	$3,984

Denominator:
Denominator for basic earnings per share -
weighted - average shares	30,422	29,945
Effect of dilutive securities
Employee stock options
and nonvested restricted stock	982	1,416
Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	31,404	31,361

Basic earnings per share:
Income from continuing operations	$0.17	$0.11
Income from discontinued operations	0.13	0.02
Net income	$0.30	$0.13

Diluted earnings per share:
Income from continuing operations	$0.17	$0.11
Income from discontinued operations	0.12	0.02
Net income	$0.29	$0.13

The Company computed basic earnings per share by dividing net income by the weighted average number of shares outstanding for the period. The Company determined diluted earnings per common at July 30, 2006 and July 24, 2005, as net income divided by the weighted average number of shares outstanding for the period, after applying the treasury method to determine any incremental shares associated stock options outstanding. There were no anti-dilutive shares outstanding for the three months ended July 30, 2006. If anti-dilutive shares were included in the calculation for the three months ended July 24, 2005, the impact would have been a reduction of 13,813 shares.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million 7% Senior Subordinated Notes due 2014. The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of July 30, 2006 and April 30, 2006, statements of income for the three months ended July 30, 2006 and July 24, 2005 and statements of cash flows for the three months ended July 30, 2006 and July 24, 2005.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,
AND PARENT COMPANY FINANCIAL INFORMATION
AS OF JULY 30, 2006 AND APRIL 30, 2006 AND FOR
THE THREE MONTHS ENDED JULY 30, 2006 AND JULY 24, 2005
UNAUDITED
(In thousands)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of July 30, 2006
Balance Sheet
Current assets	$24,336	$410,639	$78,761	$(42,909)	$470,827
Intercompany receivables	1,050,832	(414,992)	55,973	(691,813)	-
Investments in subsidiaries	285,088	276,244	(22,034)	(539,298)	-
Property and equipment, net	10,276	698,178	286,939	-	995,393
Other assets	18,950	361,081	50,038	(5,800)	424,269
Total assets	$1,389,482	$1,331,150	$449,677	$(1,279,820)	$1,890,489

Current liabilities	$63,001	$123,523	$88,372	$(47,256)	$227,640
Intercompany payables	-	557,933	132,484	(690,417)	-
Long-term debt,
less current maturities	1,035,050	6,489	215,918	-	1,257,457
Other accrued liabilities	(2,557)	89,053	(2,895)	-	83,601
Minority interest	-	-	-	26,954	26,954
Stockholders' equity	293,988	554,152	15,798	(569,101)	294,837
Total liabilities and stockholders' equity	$1,389,482	$1,331,150	$449,677	$(1,279,820)	$1,890,489

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 30, 2006
Statement of Income
Revenues:
Casino	$-	$228,445	$49,175	$-	$277,620
Rooms, food, beverage and other	(46)	45,533	12,511	(3,574)	54,424
Gross revenues	(46)	273,978	61,686	(3,574)	332,044
Less promotional allowances	-	47,001	11,075	-	58,076
Net revenues	(46)	226,977	50,611	(3,574)	273,968

Operating expenses:
Casino	200	31,926	7,318	-	39,444
Gaming taxes	-	48,886	9,457	-	58,343
Rooms, food, beverage and other	11,920	83,669	29,824	(3,976)	121,437
Management fee expense (revenue)	(9,767)	9,849	(82)	-	-
Depreciation and amortization	447	18,835	4,220	-	23,502
Total operating expenses	2,800	193,165	50,737	(3,976)	242,726

Operating income (loss)	(2,846)	33,812	(126)	402	31,242
Interest expense, net	(5,245)	(9,482)	(4,381)	-	(19,108)
Minority interest	-	-	-	(1,071)	(1,071)
Equity in income (loss) of subsidiaries	26,539	2,841	(2,814)	(26,566)	-

Income (loss) from continuing operations
before income taxes	18,448	27,171	(7,321)	(27,235)	11,063
Income tax expense (benefit)	9,208	(2,877)	(583)	-	5,748
Income (loss) from continuing operations	9,240	30,048	(6,738)	(27,235)	5,315
Income from discontinued operations, net of taxes	-	3,925	-	-	3,925
Net income (loss)	$9,240	$33,973	$(6,738)	$(27,235)	$9,240

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 30, 2006
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(39,484)	$80,479	$(4,712)	$(19,271)	$17,012
Net cash provided by (used in)
investing activities	(31,894)	(75,603)	(4,579)	27,002	(85,074)
Net cash provided by (used in)
financing activities	41,877	(204)	11,079	(7,731)	45,021
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	4	-	4
Net increase (decrease) in cash and
cash equivalents	(29,501)	4,672	1,792	-	(23,037)
Cash and cash equivalents at
beginning of the period	29,193	67,632	24,368	-	121,193
Cash and cash equivalents at
end of the period	$(308)	$72,304	$26,160	$-	$98,156

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 30, 2006
Balance Sheet
Current assets	$47,103	$385,105	$56,762	$(12,826)	$476,144
Intercompany receivables	980,029	(365,151)	70,539	(685,417)	-
Investments in subsidiaries	259,565	273,403	(19,221)	(513,747)	-
Property and equipment, net	5,801	649,862	282,765	-	938,428
Other assets	19,516	354,912	50,744	(5,800)	419,372
Total assets	$1,312,014	$1,298,131	$441,589	$(1,217,790)	$1,833,944

Current liabilities	$38,651	$125,821	$76,150	$(16,768)	$223,854
Intercompany payables	-	551,749	132,272	(684,021)	-
Long-term debt,
less current maturities	993,500	6,692	212,500	-	1,212,692
Other accrued liabilities	(2,607)	93,687	(3,060)	-	88,020
Minority interest	-	-	-	26,690	26,690
Stockholders' equity	282,470	520,182	23,727	(543,691)	282,688
Total liabilities and stockholders' equity	$1,312,014	$1,298,131	$441,589	$(1,217,790)	$1,833,944

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 24, 2005
Statement of Income
Revenues:
Casino	$-	$193,785	$50,500	$-	$244,285
Rooms, food, beverage and other	85	39,250	11,736	(3,024)	48,047
Gross Revenues	85	233,035	62,236	(3,024)	292,332
Less promotional allowances	-	39,370	10,466	-	49,836
Net revenues	85	193,665	51,770	(3,024)	242,496

Operating expenses:
Casino	110	31,723	8,132	-	39,965
Gaming taxes	-	44,872	9,450	-	54,322
Rooms, food, beverage and other	9,900	72,883	22,854	(3,147)	102,490
Management fee expense (revenue)	(8,000)	8,041	(41)	-	-
Depreciation and amortization	336	17,544	3,720	-	21,600
Total operating expenses	2,346	175,063	44,115	(3,147)	218,377

Operating income	(2,261)	18,602	7,655	123	24,119
Interest expense, net	(1,521)	(12,250)	(2,645)	-	(16,416)
Minority interest	-	-	-	(2,056)	(2,056)
Equity in income (loss) of subsidiaries	10,691	(527)	(1,063)	(9,101)	-

Income (loss) from continuing operations before
Income taxes	6,909	5,825	3,947	(11,034)	5,647
Income taxes	2,925	(644)	71	-	2,352
Income (loss) from continuing operations	3,984	6,469	3,876	(11,034)	3,295
Income (loss) from discontinued operations, net of taxes	-	747	(58)	-	689
Net income (loss)	$3,984	$7,216	$3,818	$(11,034)	$3,984

ISLE OF CAPRI CASINOS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 24, 2005
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(21,831)	$61,288	$6,982	$(9,101)	$37,338
Net cash provided by (used in)
investing activities	(11,909)	(56,488)	(15,576)	9,081	(74,892)
Net cash provided by (used in)
financing activities	(551)	(436)	8,794	20	7,827
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	(690)	-	(690)
Net increase (decrease) in cash and
cash equivalents	(34,291)	4,364	(490)	-	(30,417)
Cash and cash equivalents at
beginning of the period	53,584	57,661	35,498	-	146,743
Cash and cash equivalents at
end of the period	$19,293	$62,025	$35,008	$-	$116,326

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

12. Subsequent Event

On July 31, 2006, the Company closed the sale of its Vicksburg, Mississippi and Bossier City, Louisiana properties to Legends Gaming, LLC. The Company received net proceeds before any related income taxes of $239.4 million. The Company continues to evaluate its options for the use of these proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, and our audited consolidated financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended April 30, 2006, included in our Annual Report on Form 10-K for such period as filed with the U.S. Securities and Exchange Commission.  The results shown herein are not necessarily indicative of the results to be expected in any future periods.  This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) based on current expectations which involve risks and uncertainties.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.  For a discussion of the material factors that could cause actual results to differ materially from the forward-looking statements, you should read “Risk Factors” in our Annual Report on Form 10-K as updated.

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

The following table reflects our consolidated net revenues and operating income by state:

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended
	July 30,	July 24,	Variance	Variance
	2006	2005	$	%

Net revenues:
Mississippi	$85,383	$53,680	$31,703	59.1%
Lousiana	44,667	39,585	5,082	12.8%
Missouri	40,831	40,359	472	1.2%
Iowa	50,514	54,145	(3,631)	(6.7%)
Colorado	39,615	39,356	259	0.7%
International	7,109	9,070	(1,961)	(21.6%)
Corporate and other	5,849	6,299	(450)	(7.1%)
Total net revenues	$273,968	$242,494	$31,474	13.0%

Operating income:
Mississippi	$23,902	$4,502	$19,400	430.9%
Lousiana	6,081	4,245	1,836	43.3%
Missouri	5,051	6,255	(1,204)	(19.2%)
Iowa	10,024	12,194	(2,170)	(17.8%)
Colorado	7,236	9,294	(2,058)	(22.1%)
International	(3,242)	520	(3,762)	(723.5%)
Corporate and other	(17,810)	(12,891)	(4,919)	(38.2%)
Operating income	$31,242	$24,119	$7,123	29.5%

Note: Excludes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek which have been classified as discontinued operations.

Operating income was impacted by a $4.5 million increase in property insurance expense for the first quarter of fiscal 2007, which was allocated across all domestic operating properties. This increased level of property insurance expense is expected to continue for the remainder of 2007.

In Mississippi, our three continuing operations contributed 31.2% of net revenues. Isle-Biloxi’s net revenues were up from the prior year period principally because of our new and upgraded land-based casino and the continuation of limited competition in the Biloxi market due to closures related to Hurricane Katrina. Operating income at the property was also up significantly over the same quarter in fiscal 2006 due to reduced competition in the market. Isle-Natchez experienced increases in both net revenues and operating income primarily resulting from the continuing effects of population shifts into its market area. Isle-Lula’s net revenues remained consistent with prior year. Operating income at the property increased due to more efficient management of expenses.

In Louisiana, the Isle-Lake Charles contributed 16.3% of net revenues. Isle-Lake Charles experienced an increase in net revenues and operating income, compared to the prior year period, primarily due to the closure of a competitor in the market.

In Missouri, our two properties contributed 14.9% of net revenues. Isle-Kansas City’s net revenues were down due to a decreased gaming patron count attributable to the completion of other expansion projects in the market and increased marketing intensity by competitors. Isle-Boonville’s net revenues increased due to an increase in marketing efforts and the opening of the new hotel. Operating income at the property was slightly down as a result of marketing and staff training costs associated with the opening of the hotel.

In Iowa, our three casinos contributed 18.4% of net revenues. Combined, our two Quad-City properties and Isle-Marquette showed a decrease in both net revenues and operating income due to increased competition in the key feeder markets.

In Colorado, our two Black Hawk casino operations contributed 14.5% of net revenues. The increase in net revenues was due to the completion of our expansion projects. Operating income decreased primarily due to increased operating costs associated with the expanded facility and marketing expenses associated with the opening of competitors’ expansion projects.

Our international operations accounted for approximately 2.6% of our net revenues. Operating income from international operations was down primarily as a result of $2.2 million in one-time lease termination expenses at the Isle-Our Lucaya.

The decrease in corporate operating income is primarily related to costs incurred related to the move of the corporate offices to Saint Louis, Missouri and the stock compensation expense related to the adoption of SFAS 123(R) on May 1, 2006. Expenses related to the office move will continue into our second fiscal quarter.

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

Goodwill and Other Intangible Assets

At July 30, 2006, we had goodwill and other intangible assets with indefinite useful lives of $371.1 million, representing 19.6% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and intangible assets below their carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2006 and determined that goodwill and other indefinite-lived intangible assets were not impaired. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At July 30, 2006, we had property and equipment of $995.4 million, representing 52.7% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with our “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Insurance Accounting

We initially took an impairment charge of $68.6 million based on assessments of damages at our locations affected by Hurricanes Katrina, Wilma and Rita in fiscal year 2006. During the first quarter of fiscal 2007 we recognized an additional $0.5 million based on further assessments. The impairment charge was offset by an insurance receivable for the amount we expect to recover from our insurance carriers. We have also incurred out-of-pocket costs directly related to the hurricanes and the property operating costs related to the period of closure caused by the hurricanes, of $62.2 million during fiscal year 2006. We have incurred an additional $7.2 million in the first fiscal quarter of 2007. These amounts are included in the “hurricane related charges, net” in the accompanying statements of income. We have insurance coverage related to property damage, incremental costs and property operating expenses we incur due to damage caused by the hurricanes. The “hurricane related charges, net” account also includes the total anticipated recoveries expected from our insurance carriers of $133.7 million related to the impairments recognized related to the damaged property, the incremental costs and property operating expenses that management believes are probable of collection. We have received $69.2 million in advance payments from our insurance carriers through July 30, 2006. When our insurance carriers and we agree on the final amount of the insurance proceeds we are entitled to, we will also record any related gain in this account. Our insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with the insurance carrier and will be reflected in the related properties’ revenues.

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

Stock Based Compensation

For periods prior to May 1, 2006, we applied the recognition and measurement principles of APB 25 and related Interpretations in accounting for our three stock-based employee compensation plans. No stock-based employee compensation expense was reflected in net income related to stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We recognized a tax benefit from the exercise of certain stock options.

Effective May 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method, thus, results for the prior period have not been restated. The estimate of the fair value of the stock options is calculated using the Black-Scholes option pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. As of July 30, 2006, there was $7.4 million in unrecognized stock compensation costs that we will expense over the next 4.5 years.

Results of Operations

Our results of operations for the three months ended July 30, 2006, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, the Blue Chip-Dudley, the Blue Chip-Wolverhampton, the Blue Chip-Walsall and Pompano Park. Results for the Isle-Vicksburg and the Isle-Bossier City have been classified as discontinued operations. For the three months ended July 24, 2005, results have been reclassified to reflect Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek as discontinued operations.

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

Three Fiscal Months Ended July 30, 2006 Compared to Three Fiscal Months Ended July 24, 2005

Gross revenues for the fiscal quarter ended July 30, 2006 were $332.0 million, which included $277.6 million of casino revenue, $14.7 million of room revenue, $5.0 million of pari-mutuel commissions, and $34.8 million of food, beverage and other revenue. This compares to gross revenues for the fiscal quarter ended July 24, 2005 of $292.3 million, which included $244.3 million of casino revenue, $10.3 million of room revenue, $5.2 million of pari-mutuel commissions and $32.6 million of food, beverage and other revenue.

Casino revenue increased by $33.3 million, or 13.6%, compared to the fiscal quarter ended July 24, 2005. We saw a large increase in our revenues from Isle-Biloxi due to the limited competition in the market. Isle-Natchez showed an increase in revenues due to population shifts from eastern Louisiana.

Room revenue increased $4.4 million, or 42.8%, compared to the fiscal quarter ended July 24, 2005, primarily resulting from the increased capacity at Isle-Biloxi, Colorado Central Station and Isle-Boonville. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal quarter were down a total of $0.2 million, or 4.1%. Food, beverage and other revenues increased by $2.2 million, or 6.7%, primarily attributable to an increase at Isle-Biloxi resulting from an upgraded product and limited competition in the market.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 16.5% in fiscal quarter ended July 30, 2006, as compared to the prior year quarter. Promotional allowances remained in proportion, 20.9% versus 20.4%, to the increased casino revenue.

Casino operating expenses decreased $0.5 million, or 1.3% in the quarter ended July 30, 2006 compared to the fiscal quarter ended July 24, 2005. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos.

State and local gaming taxes increased $4.0 million or 7.4%, in the fiscal quarter ended July 30, 2006 as compared to the fiscal quarter ended July 24, 2005 due primarily to the increase in gaming revenue. The rate for taxes as a percentage of gaming revenue decreased from 22.2% to 21.0%.

Room expenses increased $0.1 million, or 4.5%, compared to the fiscal quarter ended July 24, 2005 as a result of increased room capacity. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

Pari-mutuel operating costs of Pompano Park in Florida decreased 2.3% in the quarter as compared to our fiscal quarter ended July 24, 2005. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, beverage and other expenses increased $4.3 million, or 56.2% over the fiscal quarter ended July 24, 2005. These expenses increased due to the increased sales and the upgraded product offerings at all of our properties. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 23.4% for the fiscal quarter ended July 24, 2005, to 34.2% for the fiscal quarter ended July 30, 2006.

Marine and facilities expenses for the fiscal quarter ended July 30, 2006 increased $1.4 million, or 9.7%, compared to our fiscal quarter ended July 24, 2005. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses increased $13.0 million, or 17.5%, compared to our fiscal quarter ended July 24, 2005. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily related to increased property insurance expense, stock compensation expense, corporate relocation expense and increased marketing spend.

Depreciation and amortization expense for the quarter increased $1.9 million primarily due to new property additions at our Colorado properties.

Net interest expense for the quarter increased 16.4% compared with our fiscal quarter ended July 24, 2005. This is attributable to the higher interest rates and higher debt balances on our senior secured credit facility partially offset by higher interest income.

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

Our effective tax rate from continuing operations for the three months ended July 30, 2006 was 52.0% compared to 41.7% for the three months ended July 24, 2005, which, in each case, excludes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. Our effective tax rate from combining continuing and discontinued operations for the quarter ended July 30, 2006 was 48.3% compared to 42.6% for the quarter ended July 24, 2005. For each comparison, the increase in effective rate over the comparable prior fiscal period is attributable to the effect of certain expenses related to the adoption of SFAS 123(R), and other permanent items on full-year projected pre-tax income.

Liquidity and Capital Resources

At July 30, 2006, we had cash and cash equivalents and marketable securities of $116.0 million compared to $138.9 million at April 30, 2006, the end of our last fiscal year. Of this $22.9 million decrease, $23.0 million is a decrease in cash and cash equivalents and is the net result of $17.0 million net cash provided by operating activities, $85.0 million net cash used in investing activities and $45.0 million net cash provided by financing activities. The offsetting increase of $0.1 million is marketable securities held by Capri Insurance Corporation, of which we have the ability to draw up to 50% of the balance of these securities. In addition, as of July 30, 2006, we had $317.8 million of capacity under lines of credit and available term debt which consisted of $292.2 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $21.6 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk) and $4.0 million under other lines of credit and available term debt. During the three months ended July 30, 2006, we had net borrowings on our senior secured credit facility of $41.6 million and the Isle-Black Hawk made net borrowings $3.3 million under the Isle-Black Hawk’s senior secured credit facility. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Investing Activities

We made $80.7 million in cash expenditures for property and equipment during the three months ended July 30, 2006. Included in the $80.7 million was $27.7 million in construction costs related to the Isle-Biloxi casino reconstruction following Hurricane Katrina, which we expect to recover from insurance proceeds. The following table reflects expenditures and accruals for property and equipment on major projects approved by the Board of Directors for which we are committed as of July 30, 2006 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to the beginning of fiscal 2006.

		Actual		Remaining
		Fiscal Year	Three Months	Fiscal Year
		Ended 4/30/06	Ended 7/30/06	Ending 4/29/07	Thereafter
		(1)	(1)	(1)	(3)
		(dollars in millions)
Property	Project

Isle-Bettendorf	Construct hotel	$6.5	$6.4	$27.6	$4.5
Isle-Davenport	Construct hotel	0.3	-	7.8	34.9
Isle-Pompano	Construct casino	12.3	3.8	139.4	-
Isle-Waterloo	Construct casino & hotel	5.2	6.7	60.0	67.6
Isle-Kansas City	Expansion & public improvements	1.1	0.3	1.0	82.6
Coventry	Construct leasehold improvements	18.1	6.2	22.3	-
West Harrison County	Construct hotel & casino	-	-	35.0	240.0
Other properties (2)	IGT Advantage program	12.1	3.7	10.4	-
All	Slot programs	20.2	5.3	18.6	4.4
All	Other capital improvements	86.0	18.7	50.5	19.4
Total		$161.8	$51.1	$372.6	$453.4

Discontinued Operations (4)		$12.3	$1.9	$-	$-

(1) Excludes: destroyed Isle-Biloxi casino barge of $36.8 million in fiscal 2006 and $0.2 million in fiscal 2007; Isle-Biloxi temporary casino of $37.9 million in fiscal 2006 and $27.5 million in fiscal 2007 related to construction costs at the Isle-Biloxi casino hurricane reconstruction, which we expect to recover from insurance proceeds.
(2) Includes: Isle-Biloxi, Isle-Natchez, Isle-Lula, Isle-Lake Charles and Colorado Central Station.
(3) The timing of these projects is discussed below.
(4) Discontinued Operations consist of Isle-Vicksburg and Isle-Bossier City.

We have signed a development agreement with the City of Bettendorf pursuant to which we agreed to construct a new 250-room Isle hotel, additional parking, a Kitt’s Kitchen restaurant, and an expansion of the existing buffet. The City of Bettendorf agreed to construct a 50,000 square foot convention center adjacent to our facility, which will be managed by Isle-Bettendorf. The cost of our portion of this project is approximately $45.0 million, and the new hotel is scheduled to open in the late spring of 2007.

In June 2005, we agreed to a $43.0 million project with the City of Davenport in which we are building a 180-room hotel and rooftop restaurant, and the City of Davenport constructing a 500+ space parking ramp and providing funding to realign our casino with the new hotel facility. This project is scheduled to open 18-20 months after all permits and approvals are received.

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

On January 4, 2006, a Florida Statute became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. Although there are pari-mutuel facilities in numerous other counties in the State of Florida, slot machine gaming is only authorized in Broward County where Pompano Park is located. We are constructing a slot machine and entertainment area at Pompano Park adjacent to the existing grandstand at a cost of $155.5 million with slot machine gaming anticipated to commence in early 2007. This represents an increase of approximately $15 million compared to previously announced costs as a result of increased insurance, construction costs and additional architectural and engineering fees. The statute authorizes Pompano Park to install and operate up to 1,500 slot machines at its facility 365 days per year, 16 hours per day and requires Pompano Park to pay an annual license fee of $3 million and gaming taxes equal to 50% of Pompano Park’s net slot machine revenue plus combined county and city taxes of approximately an additional 3.5% on the first $250 million of net slot machines revenue and 5% on net slot machine revenue over $250 million. The Florida Division administering the law is now implementing rules and regulations for the operation of the slot machines.

There is a lawsuit pending which challenges the validity of signatures originally obtained in early 2004, which were needed to place the amendment on the ballot. The Florida District Court of Appeal First District recently reversed a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member. The Court ruled that a trial is necessary to determine whether FLPF obtained the required number of signatures to place the constitutional amendment on the ballot.  FLPF has filed a petition for a rehearing en banc and the Company expects that FLPF will explore all other available options, including filing a motion for certification to the Florida Supreme Court. We believe that this decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly, we are proceeding with the development. However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and our right to operate slot machines at Pompano Park would be eliminated.

On May 11, 2005, we announced that the Iowa Racing and Gaming Commission awarded us a gaming license in Waterloo, Iowa. Construction is underway on a 35,000 square foot single level casino with 1,300 gaming positions, three restaurants, a 200-room hotel and 1,000 parking spaces. We expect to open in late spring of 2007 at a total cost of approximately $139.5 million, which reflects an increase of $5 million over previously anticipated costs as a result of increased construction costs.

We announced plans for an $85 million expansion project at our Kansas City, Missouri property. The planned expansion project would improve guest traffic patterns and renovate existing gaming space. Exterior plans include a new, updated entryway, exterior facade refinishing, reconfiguration of existing parking, and additional parking spaces. Plans for the casino interior include expanding and renovating the gaming area and adding an entertainment venue, as well as additional food and beverage amenities. The Kansas City expansion project is subject to negotiation of an amended lease and development agreement and receipt of necessary permits and approvals. We are currently re-evaluating the design and timing of this project due to bridge construction on Interstate 35. As of July 30, 2006, we have spent $1.4 million on this project.

As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri-themed casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, Isle was granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). Total project costs are estimated to be $55.0 million. Project costs for the leased space include design, architectural, mechanical and electrical build-out, construction and equipment. As of fiscal quarter end of July 30, 2006, we have spent $32.7 million on the Coventry project and expect to spend the remainder over the next nine months. Completion of the casino at the RICOHTM Arena Coventry is estimated to be in early 2007.

On August 18, 2006, the Harrison County Planning Commission approved our master plan for the previously announced 50-acre development at west Harrison County, Mississippi. We continue to place the Pine Hills project on a fast track and will announce more specifics about the project as the details become finalized.

In May 2005, we signed a casino management and related development and option agreements with resort developer Eighth Wonder to manage the casino included in Eighth Wonder’s proposal for a new integrated resort complex in Singapore should Eighth Wonder be selected to develop such complex. During the fiscal quarter ended July 24, 2005, we paid and expensed a $4.0 million payment to Eighth Wonder pursuant to the terms of these agreements. Subsequent to the end of the first quarter of fiscal year 2007, we expensed an additional $2.0 million related to these agreements.

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

We signed a joint development agreement with Lemieux Group LP that includes a provision for us to fund a $290 million new multi-purpose arena and pursue a gaming license for 3,000 slot machines in Pittsburgh, Pennsylvania. The new multi-purpose arena and gaming facility are part of a larger billion-dollar effort known as Pittsburgh First to redevelop the Lower Hill and Uptown Districts in conjunction with the Pittsburgh Penguins and a development partner. This proposal is one of three applications under consideration by the Pennsylvania Gaming Control Board for a single license with a decision expected by the end of calendar 2006 or early 2007. If the license is granted to the Isle of Capri, we anticipate that the construction of the project would begin shortly thereafter with a temporary casino also a possibility. Due to the uncertainty of the timing of the Gaming Control Board, license grant date, the final design of the gaming facility and the timing of obtaining the necessary permits, we have not included this project in the above table.

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

Financing Activities

During the three fiscal months ended July 30, 2006, we had net sources of cash of $45.0 million primarily in the following financing activities:

• We made net borrowings under the Isle-Black Hawk’s senior secured credit facility of $3.3 million.
• We recognized a tax benefit of stock compensation expense of $0.1 million.
• We received proceeds from the exercise of stock options of $0.2 million.
• We made net borrowings on our senior secured credit facility and other debt of $41.6 million.
• We made principal payments of $0.2 million on bonds under the Isle-Davenport.

As of July 30, 2006, we had $317.8 million of capacity under lines of credit and available term debt consisting of $292.2 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $21.6 million of unused credit capacity under the Isle-Black Hawk senior secured credit facility (limited to use by the Isle-Black Hawk), and $4.0 million of available credit under other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through February 2011. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that a company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006. Our exposures to market risk have not changed materially since April 30, 2006.

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

As of July 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of July 30, 2006.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended July 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.3 million as of July 30, 2006, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which is expected to take place at the end of 2006 or early 2007. The civil matter was set for hearing before the Greek Supreme Court during May 2006; however prior to the scheduled hearing date, the Greek Supreme Court reset the hearing for January 8, 2007.

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

ITEM 1A. RISK FACTORS

Set forth below is an update to the risk factor in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006 entitled "We are subject to extensive regulation from gaming authorities that could adversely affect us."

The Florida District Court of Appeal First District recently reversed a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member.  The Court ruled that a trial is necessary to determine whether FLPF obtained the required number of signatures to place the constitutional amendment on the ballot.  We expect that FLPF will explore all available options, including a petition for rehearing, a rehearing en banc and filing a motion for certification to the Florida Supreme Court. We believe that this decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly we are proceeding with the development.  However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and our right to operate slot machines at Pompano Park would be eliminated. We cannot assure you as to the outcome of this litigation.

In addition to the foregoing, you should consider each of the factors set forth in our Annual Report, as well as the other information in the Annual Report and this Quarterly Report in evaluating our business and our prospects. The factors described in our Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
Period

May 1, 2006 to May 28, 2006	-	$-	-	1,620,902

May 29, 2006 to July 2, 2006	-	-	-	1,620,902

July 2, 2006 to July 30, 2006	-	-	-	1,620,902

Total	-	$-	-	1,620,902

(1)
We have purchased our common stock under two separate repurchase programs. The first program, which allowed repurchase of up to 1,500,000 shares was announced on November 15, 2000, and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001. This program has completed its repurchase authority. The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. On October 7, 2005 the board also approved the repurchase of an additional 1,500,000 shares. To date, we have purchased 4,379,098 shares of our common stock under the two programs. This program has no approved dollar amounts, nor expiration date.

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

ISLE OF CAPRI CASINOS, INC.

Dated: September 8, 2006	/s/ DONN R. MITCHELL, II
Donn R. Mitchell, II
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1A	Certificate of Incorporation of Casino America, Inc. (1)
3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (2)
3.2A	By-laws of Casino America, Inc. (1)
3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (3)
4.1	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (4)
4.2	Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (5)
4.3	Rights Agreement, dated as of February 7, 1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (6)
10.1	Casino America, Inc. description of Employee Bonus Plan (7)
10.2	Director’s Option Plan (8)
10.3	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (9)
10.4	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (10)
10.5	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (11)
10.6	Amended Casino America, Inc. 1992 Stock Option Plan (12)
10.7	Amended Casino America, Inc. 1993 Stock Option Plan (13)
10.8	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (5)
10.9	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.10	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.11	Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (5)
10.12	Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (5)
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

10.20	Isle of Capri Casinos, Inc.’s 2005 Deferred Compensation Plan (17)

INDEX TO EXHIBITS (continued)
10.21	Isle of Capri Casinos, Inc.’s 1995 Deferred Compensation Plan (17)
10.22	Isle of Capri Casinos, Inc.’s 2005 Non-employee Director Deferred Compensation Plan (17)
10.23	Employment Agreement dated as of January 1, 2005 between Isle of Capri Casinos, Inc. and Robert F. Griffin (17)
10.24	Isle of Capri Casinos, Inc. Master Retirement Plan (18)
10.25
Second Amended and Restated Credit Agreement, dated as of October 24, 2005, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (19)

10.27	Employment Agreement, dated October 7, 2005, between Isle of Capri Casinos, Inc. and Robert Goldstein (21)
10.28	Employment Agreement, dated January 13, 2006 between Isle of Capri Casinos, Inc. and Donn R. Mitchell II (22)
10.29
Purchase Agreement, dated February 13, 2006, by and among Legends Gaming, LLC, Legends Gaming of Mississippi, LLC, Legends Gaming of Louisiana-1, LLC, Legends Gaming of Louisiana-2, LLC, Isle of Capri Casinos, Inc., Riverboat Corporation of Mississippi - Vicksburg, Louisiana Riverboat Gaming Partnership, CSNO, L.L.C., LRGP Holdings, L.L.C. and IOC Holdings, L.L.C (23)

10.30	Consulting Agreement, dated as of March 23, 2006, by and between John G. Brackenbury and Isle of Capri Casinos, Inc. (24)
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

INDEX TO EXHIBITS (continued)
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