Form 10-Q
period 2006-12-07
ISLE OF CAPRI CASINOS INC
filed 2006-12-07
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2006

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

As of December 4, 2006, the Company had a total of 34,463,402 shares of Common Stock outstanding (which includes 4,131,082 shares held by us in treasury).

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

• the effects of limitations imposed by our substantial indebtedness

•  the outcome of pending litigation; and

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	October 29,	April 30,
	2006	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$124,456	$121,193
Marketable securities	18,051	17,727
Accounts receivable, net	24,403	17,268
Insurance receivable, net	76,016	72,053
Deferred income taxes	9,880	9,897
Prepaid expenses and other assets	34,122	15,560
Assets held for sale	-	222,446
Total current assets	286,928	476,144
Property and equipment, net	1,049,459	938,428
Other assets:
Goodwill	296,354	296,354
Other intangible assets	74,789	74,789
Deferred financing costs, net	14,770	16,064
Restricted cash	71,158	2,210
Prepaid deposits and other	34,718	29,955
Total assets	$1,828,176	$1,833,944
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$9,168	$8,588
Accounts payable	36,281	58,561
Accrued liabilities:
Interest	11,321	10,523
Payroll and related	50,249	56,904
Property and other taxes	30,863	25,888
Income taxes	13,346	10,323
Progressive jackpots and slot club awards	14,647	12,415
Other	40,370	40,652
Total current liabilities	206,245	223,854
Long-term debt, less current maturities	1,212,850	1,212,692
Deferred income taxes	63,670	64,440
Other accrued liabilities	21,698	23,580
Minority interest	27,037	26,690
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued:
34,463 at October 29, 2006 and 34,291 at April 30, 2006	344	343
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	164,303	160,508
Unearned compensation	-	(1,383)
Retained earnings	177,781	165,156
Accumulated other comprehensive income	1,508	220
	343,936	324,844
Treasury stock, 4,131 shares at October 29, 2006 and 3,902 shares at April 30, 2006	(47,260)	(42,156)
Total stockholders' equity	296,676	282,688
Total liabilities and stockholders' equity	$1,828,176	$1,833,944

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 29,	October 23,	October 29,	October 23,
	2006	2005	2006	2005
Revenues:
Casino	$249,237	$215,472	$526,857	$459,757
Rooms	13,319	8,912	27,970	19,168
Pari-mutuel commissions and fees	3,832	3,779	8,793	8,951
Food, beverage and other	32,156	26,936	66,968	59,555
Gross revenues	298,544	255,099	630,588	547,431
Less promotional allowances	55,317	45,060	113,393	94,896
Net revenues	243,227	210,039	517,195	452,535
Operating expenses:
Casino	41,840	33,911	84,038	73,883
Gaming taxes	53,076	48,692	111,419	103,014
Rooms	2,405	2,149	4,883	4,492
Pari-mutuel commissions and fees	3,070	3,200	6,896	7,116
Food, beverage and other	7,458	6,583	16,598	14,212
Marine and facilities	16,296	14,524	31,821	28,671
Marketing and administrative	79,699	68,490	167,164	142,905
Hurricane related charges, net	-	1,200	-	1,200
Preopening	2,786	151	3,035	184
Depreciation and amortization	23,981	21,648	47,483	43,248
Total operating expenses	230,611	200,548	473,337	418,925
Operating income	12,616	9,491	43,858	33,610
Interest expense	(22,861)	(18,318)	(42,731)	(35,646)
Interest income	3,689	922	4,451	1,834
Minority interest	(547)	(1,892)	(1,618)	(3,948)

Income (loss) from continuing operations before income taxes	(7,103)	(9,797)	3,960	(4,150)
Income taxes (benefit)	(2,855)	(4,266)	2,893	(1,914)
Income (loss) from continuing operations	(4,248)	(5,531)	1,067	(2,236)
Gain on sale of discontinued operations, net of taxes	7,730	-	7,730	-
Income (loss) from discontinued operations, net of income taxes	(97)	1,312	3,828	2,001
Net income (loss)	$3,385	$(4,219)	$12,625	$(235)
Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.14)	$(0.18)	$0.04	$(0.07)
Income from discontinued operations, net of income taxes	0.25	0.04	0.38	0.07
Net income (loss)	$0.11	$(0.14)	$0.42	$(0.01)

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.14)	$(0.18)	$0.03	$(0.07)
Income from discontinued operatons, net of income taxes	0.25	0.04	0.37	0.07
Net income (loss)	$0.11	$(0.14)	$0.40	$(0.01)

Weighted average basic shares	30,346	30,097	30,384	30,105
Weighted average diluted shares	31,053	30,097	31,228	30,105

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

						Accum.
						Other
						Compre-
	Shares of		Additional	Unearned		hensive		Total
	Common	Common	Paid-in	Compen-	Retained	Income	Treasury	Stockholders'
	Stock	Stock	Capital	sation	Earnings	(Loss)	Stock	Equity
Balance, April 30, 2006	34,291	$343	$160,508	$(1,383)	$165,156	$220	$(42,156)	$282,688
Net income	-	-	-	-	12,625	-	-	12,625
Unrealized loss on interest
rate swap contracts
net of income tax benefit of $9	-	-	-	-	-	(13)	-	(13)
Foreign currency translation
adjustments	-	-	-	-	-	1,301	-	1,301
Comprehensive income	-	-	-	-	-	-	-	13,913
Exercise of stock options, including
income tax benefit of $522	172	1	1,999	-	-	-	-	2,000
Issuance of deferred bonus shares from
treasury stock	-	-	(429)	-	-	-	429	-
Deferred bonus expense	-	-	91	-	-	-	-	91
Stock compensation expense	-	-	3,517	-	-	-	-	3,517
Reclassification of unearned compensation
due to the adoption of SFAS 123(R)	-	-	(1,383)	1,383	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	(5,533)	(5,533)
Balance, October 29, 2006	34,463	$344	$164,303	$-	$177,781	$1,508	$(47,260)	$296,676

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	October 29,	October 23,
	2006	2005
Operating activities:
Net income	$12,625	$(235)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	47,483	50,652
Amortization of deferred financing costs	1,294	1,661
Amortization of unearned compensation	-	232
Asset impairment	7,679	60,051
Deferred income taxes	(1,307)	(2,212)
Stock compensation expense	3,608	-
Gain on disposal of assets	(14,390)	-
Minority interest	1,618	3,948
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(7,135)	(713)
Insurance receivable	(22,502)	(70,196)
Income taxes, net	2,270	4,431
Prepaid expenses and other assets	(18,562)	(9,220)
Accounts payable and accrued liabilities	(21,094)	16,400
Net cash provided by/(used in)operating activities	(8,413)	54,799

Investing activities:
Purchase of property and equipment	(166,089)	(108,659)
Purchase of intangibles	(4,000)	(5,775)
Purchase of short-term investments, net of sales	(324)	(2,922)
Proceeds from sales of assets	1,331	-
Proceeds from sale of assets held for sale	238,725	-
Insurance proceeds for hurricane damages	18,786	-
Restricted cash	(68,948)	(173)
Prepaid deposits and other	(5,274)	(7,128)
Payments on notes receivable	511	12
Net cash provided by/(used in) investing activities	14,718	(124,645)

Financing activities:
Proceeds from debt	-	50,000
Borrowing from line of credit	200,252	10,000
Payments on line of credit	(196,400)	-
Principal payments on debt	(3,385)	(3,166)
Payment of deferred financing costs	-	(40)
Tax benefit of stock compensation expense	522	-
Purchase of treasury stock	(5,533)	(8,494)
Proceeds from exercise of stock options	1,478	949
Net cash provided by financing activities	(3,066)	49,249

Effect of foreign currency exchange rates on cash	24	(651)

Net decrease in cash and cash equivalents	3,263	(21,248)
Cash and cash equivalents at the beginning of period	121,193	146,743
Cash and cash equivalents at the end of the period	$124,456	$125,495

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)

	Six Months Ended
	October 29,	October 23,
	2006	2005
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest (net of capitalized interest)	$46,723	$41,859
Income taxes, net of refunds	19,955	(593)

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Nature of Operations

Isle of Capri Casinos, Inc. (the “Company” or “Isle of Capri”) was incorporated in Delaware in February 1990. The Company is a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. The Company wholly owns and operates nine casino gaming facilities in the United States located in Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City and Boonville, Missouri; and Bettendorf, Davenport and Marquette, Iowa. The Company also owns a 57% interest in, and receive management fees for operating two gaming facilities in Black Hawk, Colorado. One of these facilities in Black Hawk, Colorado operates under the name “Isle of Capri” and features the Company’s distinctive tropical island theme. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England and a wholly owned casino to be opened in the summer of 2007 in Coventry, England. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida.

On July 31, 2006, the Company closed the sale of Isle-Bossier City and Isle-Vicksburg. The financial position and results of these operations are presented as assets held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” For further discussion see Note 4.

On June 1, 2006, the Company notified its landlord of its decision to terminate its lease at Isle-Our Lucaya in Freeport, Grand Bahama. In the first fiscal quarter, the Company recorded approximately $2.2 million in lease termination costs in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities.” This charge, included in marketing and administrative expenses, relates to the Company’s planned exit of the Isle-Our Lucaya operation by June 2007.

On May 11, 2005, the Company announced that the Iowa Racing and Gaming Commission awarded it a gaming license in Waterloo, Iowa. Construction is underway on a 35,000 square foot single level casino with 1,300 gaming positions, three restaurants, a 200-room hotel and 1,000 parking spaces. The project scope has recently been expanded and will also include a nightclub, a full service spa and a resort pool. The Company expects the property to open in late spring of 2007 at a total cost of $175 million, which reflects an increase of $35.5 million from previously anticipated costs resulting from the expanded scope of the project

In November 2004, voters in the State of Florida amended the state’s constitution to allow the voters of Miami-Dade and Broward counties (Broward County is the location of the Pompano Park Racetrack) to decide whether to approve slot machines in racetracks and jai alai frontons in their respective counties. Broward County voters passed their local referendum and Miami-Dade county voters rejected their referendum in March 2005.

On January 4, 2006, a Florida statute became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. Although there are pari-mutuel facilities in numerous other counties in the State of Florida, slot machine gaming is only authorized in Broward County where Pompano Park is located. The Company is constructing a gaming facility including 1,500 slot machines, four restaurants and a feature bar at Pompano Park adjacent to the existing grandstand at a cost of $167.0 million with slot machine gaming anticipated to commence in early calendar year 2007. The statute authorizes the Company to operate up to 1,500 slot machines at Pompano Park 365 days per year, 16 hours per day and requires Pompano Park to pay an annual license fee of $3.0 million and gaming taxes equal to 50% of Pompano Park’s net slot machine revenue plus combined county and city taxes approximating an additional 3.5% on the first $250 million of net slot machine revenue and 5% on net slot machine revenue over $250 million. The Florida Department of Business and Professional Regulation is administering the law and is now implementing rules and regulations for the operation of the slot machines.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Background and Nature of Operations (continued)

The Florida District Court of Appeal First District recently affirmed its earlier decision to reverse a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which the Company is a member.  Although the Court based its decision on different grounds than its earlier decision, the Court ruled that a trial is necessary to determine whether FLPF failed to obtain the required number of signatures to place the constitutional amendment on the ballot.  However, the Court granted FLPF’s request to certify FLPF’s appeal of the Court’s decision to the Supreme Court. The decision by the Supreme Court whether to accept the appeal at this stage of the litigation is discretionary. The Company believes that this decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly the Company is proceeding with the development.  However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and the Company’s right to operate slot machines at Pompano Park would be eliminated. The Company cannot assure you as to the outcome of this litigation.

On August 18, 2006, the Harrison County Planning Commission approved the Company’s master plan for the previously announced 50-acre development in west Harrison County, Mississippi, which is approximately 20 miles from the Mississippi/Louisiana state border near Interstate 10. Preliminary plans call for the estimated $300 million project to include a single level gaming facility with over 2,000 gaming positions, a 350-room hotel, four restaurants and a complement of additional resort amenities. The project remains in the preliminary planning stages, and is subject to certain significant conditions, including but not limited to the receipt of all necessary licenses, approvals and permits.

The Company continues to pursue the one stand-alone slot machine gaming license in Pittsburgh, Pennsylvania. During the second fiscal quarter of 2007, the Company received master plan approval from the City Planning Commission for its proposed project in Pittsburgh, Pennsylvania, and participated in a suitability hearing before the Pennsylvania Gaming Control Board. The proposed project, one of three before the PGCB, includes a $450 million casino to be developed by the Company, a $290 million multi-purpose arena to be funded by the Company and more than $350 million in residential, office and retail development on the site of Mellon Arena to be developed and funded by a third party. The Company expects a licensure decision by late-December 2006.

The Company is postured to expand internationally with a revised agreement in connection with resort developer, Eighth Wonder’s, proposal to build an integrated resort complex on Sentosa Island in Singapore. The revised agreement includes equity ownership in the resort complex by Melco PBL Entertainment, Eighth Wonder and Isle of Capri. Should Eighth Wonder be the successful bidder in the Sentosa Island request for proposal, Isle of Capri’s equity contribution will be $65 million for a 13.8% ownership interest. The Company will also receive a payment equal to 2% of casino gross revenues for a 15-year period. The proposal is one of three bidders for the project with a licensure decision expected in early-December 2006.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2006.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued operations relate to those of the Colorado Grande casino, located in Cripple Creek, Colorado, the Isle-Vicksburg, which is the Riverboat Gaming Corporation of Mississippi-Vicksburg located in Vicksburg, Mississippi and the Isle-Bossier City, which is the Louisiana Riverboat Gaming Partnership located in Bossier City, Louisiana. The financial position and result of these operations are presented as assets held for sale in the consolidated balance sheet as of April 30, 2006 and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.

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

2. Summary of Significant Accounting Policies

New Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that a company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements, and such impact cannot be reasonably estimated at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157 on its financial statements, and such impact cannot be reasonably estimated at this time.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation

Effective May 1, 2006, the Company adopted the Financial Accounting Standards Board SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method, thus, results for the prior period have not been restated.

As a result of adopting SFAS 123(R), the Company recognized $1.6 million and $3.5 million for stock option expense for the three and six months ended October 29, 2006, respectively, which is included in marketing and administrative expense in the Consolidated Statements of Operations for the three and six months ended October 29, 2006. The total income tax benefit recognized was approximately $0.2 million and $0.6 million for the three and six months ended October 29, 2006, respectively. The incremental expense, net of income tax benefit, for stock options decreased diluted earnings per share by $0.04 and $0.09 for the three and six months ended October 29, 2006, respectively. As of October 29, 2006, there was $11.5 million in unrecognized stock compensation costs, related to unvested options, which the Company will expense over the remaining vesting period, approximately 5 years with a weighted average period of 3.8 years.

For periods prior to May 1, 2006, the Company applied the recognition and measurement principles of APB 25 and related Interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense was reflected in net income related to stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recognized a tax benefit from the exercise of certain stock options. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had adopted SFAS No. 123(R) for the three and six months ended October 23, 2005.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation (continued)

	Three Months Ended	Six Months Ended
	October 23, 2005	October 23, 2005
(In thousands, except per share data)

Loss from continuing operations	$(5,531)	$(2,236)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(1,119)	(2,141)
Pro forma loss before discontinued operations	$(6,650)	$(4,377)
Income from discontinued operations	1,312	2,001
Pro forma net loss	$(5,338)	$(2,376)

Earnings (loss) per share: Basic
As Reported
Loss from continuing operations	$(0.18)	$(0.07)
Income from discontinued operations	0.04	0.07
Net loss	$(0.14)	$(0.01)
Earnings (loss) per share: Basic
Pro Forma
Loss from continuing operations	$(0.22)	$(0.15)
Income from discontinued operations	0.04	0.07
Net loss	$(0.18)	$(0.08)

Earnings (loss) per share: Diluted
As Reported
Loss from continuing operations	$(0.18)	$(0.07)
Income from discontinued operations	0.04	0.07
Net loss	$(0.14)	$(0.01)
Earnings (loss) per share: Diluted
Pro Forma
Loss from continuing operations	$(0.22)	$(0.15)
Income from discontinued operations	0.04	0.07
Net loss	$(0.18)	$(0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Six Months	Risk-Free	Original	Expected	Expected
Ended	Interest Rate	Expected Life	Volatility	Dividends

October 29, 2006	4.69%	5.85 years	52.5%	None
October 23, 2005	4.00 - 4.56%	6.26 - 6.51 years	54.45 - 55.8%	None

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation (continued)

Additionally, under the Company’s Deferred Bonus Plan, the Company issues non-vested stock to eligible officers and employees. The Company amortizes the fair value of the non-vested stock ratably over the vesting period of five years.

The following table presents the number and weighted average grant-date fair value of shares granted, vested and forfeited during the three months ended October 29, 2006 and July 30, 2006:

		Weighted
	Number	Average
	of	Fair
	Shares	Value

Non-vested stock at May 1, 2006	121,069	$19.60
Options granted	-	-
Options vested	(3,405)	17.65
Options forfeited	(3,251)	20.05
Non-vested stock at July 30, 2006	114,413	19.64
Options granted	-	-
Options vested	(7,669)	20.44
Options forfeited	(3,969)	20.62
Non-vested stock at October 29, 2006	102,775	$19.54

Under the Company’s 1992, 1993 and 2000 Stock Option Plans, as amended, a maximum of 1,058,750, 4,650,000 and 3,500,000 options, respectively, are reserved for issuance and may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments ranging from 20% to 25%, commencing one year after the date of grant. The Company has 724,233 shares available for future issuance under its equity compensation plans as of October 29, 2006.

Stock options outstanding are as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value

Outstanding options at May 1, 2006	2,932,100	$15.85
Options granted	3,999	24.49
Options exercised	(50,600)	4.10
Options forfeited	(29,800)	18.49
Outstanding options at July 30, 2006	2,855,699	16.04
Options granted	627,900	25.01
Options exercised	(119,789)	11.08
Options forfeited	(140,300)	17.28
Outstanding options at October 29, 2006	3,223,510	$17.91	$22,000,456
Outstanding exercisable options at October 29, 2006	1,731,260	$13.86	$18,815,161

The total intrinsic value of options exercised was $2.4 million during the six months ended October 29, 2006. Upon the exercise of options, the Company issues new shares. The weighted average fair value of options granted during the three and six months ended October 29, 2006 was $13.65.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation (continued)

The following table summarizes information about stock options outstanding at October 29, 2006:

	Options Outstanding				Options Exercisable
		Weighted Average		Weighted		Weighted
Ranges of	Number	Remaining		Average	Number	Average
Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price

$ 2.61 - $ 5.22	185,929	1.6	years	$3.13	185,929	$3.13
5.22 - 7.84	318,985	4.8	years	6.50	318,985	6.50
7.84 - 10.45	140,422	2.9	years	10.25	140,422	10.25
10.45 - 13.06	39,173	1.9	years	12.38	39,173	12.38
13.06 - 15.67	525,335	4.8	years	15.35	457,735	15.32
15.67 - 18.28	7,827	3.0	years	17.75	7,827	17.75
18.28 - 20.90	1,092,838	7.4	years	20.36	475,738	20.40
20.90 - 23.51	26,962	2.0	years	23.00	26,962	23.00
23.51 - 26.12	886,039	9.4	years	24.91	78,489	24.75
$ 2.61 - 26.12	3,223,510	6.6	years	$17.91	1,731,260	$13.86

The weighted average remaining contractual life for options exercisable as of October 29, 2006 is 4.8 years.

4. Discontinued Operations

On February 14, 2006, the Company announced that it had entered into a definitive purchase agreement, dated February 13, 2006 to sell its properties in Bossier City, Louisiana and Vicksburg, Mississippi to privately owned Legends Gaming, LLC for $240 million cash less the Company’s portion of closing costs. The sales agreement includes a net working capital adjustment to the purchase price. The transaction closed in the second quarter of fiscal 2007, on July 31, 2006. Therefore, there were no assets held for sale on the consolidated balance sheet as of October 29, 2006. Assets held for sale on the consolidated balance sheet as of April 30, 2006 relates to $42.8 million of fixed assets at Isle-Vicksburg and $126.3 million of fixed assets and $53.3 million of goodwill and other intangible assets at Isle-Bossier City.

Net revenues, pretax income from discontinued operations, income tax expense (benefit) on discontinued operations, gain on sale of discontinued operations, income tax expense on sale of discontinued operations and income from discontinued operations, which includes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek are summarized as follows:

	Discontinued Operations
	Three Months Ended		Six Months Ended
	October 29,	October 23,	October 29,	October 23,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net revenues	$(77)	$37,903	$41,326	$76,941
Pretax income from discontinued operations	$(115)	$2,443	$6,686	$3,776
Income tax expense (benefit) from discontinued operations	$(18)	$1,131	$2,858	$1,776
Gain on sale of discontinued operations	$13,752	$-	$13,752	$-
Income tax expense on sale of discontinued operations	$6,022	$-	$6,022	$-
Income from discontinued operations, net of income taxes	$7,633	$1,312	$11,558	$2,001

For the three months ended October 29, 2006 and October 23, 2005, there was $0 and $2.9 million, respectively, additional net interest expense allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation. For the six months ended October 29, 2006 and October 23, 2005, additional net interest expense of $3.2 million and $5.7 million, respectively, has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation.

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

The Company has insurance coverage related to damage from the three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes. The Company believes it will receive proceeds from its insurance carrier related to all four types of losses the Company has sustained, and through October 29, 2006 has received advances of $72.7 million, of which $3.5 million was received in the second fiscal quarter of 2007 and $18.8 was received in the six months ended October 29, 2006. The Company continues to negotiate with its insurers to settle the claim. The timeline for final settlement of the claim is not yet determinable.

During fiscal year 2006, the Company recognized asset impairments and losses of $68.6 million based on assessments of damage at all its locations. During the first fiscal quarter of 2007, the Company recognized an additional $0.5 million based on further assessments. The Company recognized an additional $7.1 million in the second fiscal quarter of 2007. The Company has also incurred out-of-pocket costs directly related to the hurricanes and the property operating costs related to the period of closure caused by the hurricanes, of $62.2 million during fiscal year 2006. The Company has incurred an additional $15.0 million in the fiscal year 2007. The total amount of losses recognized and expenses incurred of $153.5 million has been recorded as “Hurricane related charges, net” and has been offset by $148.7 million, which the Company believes is probable that it will collect from its insurance carriers under its policy coverage. The remaining amount of $4.8 million represents the Company’s deductible portion of its claims, which was recorded during fiscal year 2006. As discussed, the Company has been receiving advances against its insurance claims from the applicable insurance carriers and believes it may ultimately collect more than the $153.5 million of loss recognized in the income statement due to its replacement value coverage for its property damage and the lost profits component of its coverage. Any amounts in excess of the recorded loss will be recognized as gains by the Company when it and the insurance carriers agree to the final amounts to be paid to the Company for the losses sustained. The following table shows the activity flowing through the insurance accounts:

Items Incurred
as of
October 29,
2006

Property impairment	$76,239
Incremental costs incurred	77,245
Hurricane related charges	(4,776)
Insurance receivable, gross	$148,708
Insurance receipts	(72,692)
Insurance receivable, net	$76,016

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill since April 30, 2006. Other intangible assets consist of the following:

	October 29,	April 30,
	2006	2006
	(In thousands)

Gaming licenses	$57,224	$57,224
Trademarks and player database	17,565	17,565
Other intangible assets, net	$74,789	$74,789

7. Long-Term Debt

	October 29,	April 30,
	2006	2006
Long-term debt consists of the following:	(In thousands)

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below)
Variable rate term loan	295,000	296,500
Revolver	-	-
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri
Casinos, Inc. (described below)
Variable rate term loan Tranche C	188,100	189,050
Revolver	24,400	20,600
Isle-Black Hawk Special Assessment BID Bonds, non-recourse to Isle of Capri
Casinos, Inc. (described below)	411	472
Blue Chip Credit Facility (4.75% at October 29, 2006) due January 2009;
non-recourse to Isle of Capri Casinos, Inc. (described below)	6,885	6,563
Variable rate TIF Bonds due to City of Bettendorf (described below)	2,308	2,926
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,505	1,675
Other	3,409	3,494
	1,222,018	1,221,280
Less current maturities	9,168	8,588
Long-term debt	$1,212,850	$1,212,692

The following is a brief description of the Company’s and its subsidiaries’ borrowing arrangements. Certain of these arrangements contain financial covenants. The Company and its subsidiaries were in compliance with all covenants as of October 29, 2006 and April 30, 2006.

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

7. Long-Term Debt (continued)

 9% Senior Subordinated Notes (continued)

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

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. As of October 29, 2006, the Company was in compliance with all covenants related to this facility.

The weighted average effective interest rate of total debt outstanding under the senior secured credit facility at October 29, 2006, was 7.44%.

At October 29, 2006, the Company had $295 million outstanding under the senior secured term loan credit facility and no outstanding balance under the revolving credit facility.

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

The Isle-Black Hawk senior secured credit facility as amended provides for certain covenants including those of a financial nature. The Isle-Black Hawk was in compliance with all of the covenants as of October 29, 2006. The Isle-Black Hawk senior secured credit facility is secured by liens on the Isle-Black Hawk’s assets.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Senior Secured Credit Facility at October 29, 2006, was 6.84%.

Interest Rate Swap Agreements

The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million, or 42.5% of its variable rate term debt, outstanding under the Isle-Black Hawk’s senior secured credit facility as of October 29, 2006. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. During the fiscal year 2006 and the fiscal quarter ended October 29, 2006, the swaps were not designated as effective hedges. Accordingly, the Company recognized $0.3 million due to the change in the fair value of the instrument during the second fiscal quarter of 2007. The interest rate swap agreements terminate in fiscal 2008.

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

Blue Chip Credit Facility

Blue Chip PLC has an agreement with the Bank of Scotland to borrow up to £3.8 million ($7.2 million as of October 29, 2006) to fund its casino development program. As of October 29, 2006, £3.6 million ($6.9 million) is outstanding. The term loan is to be repaid in quarterly payments that commenced in July 2005, and is to be repaid in April 2009 should Blue Chip borrow the additional £0.2 million ($0.3 million). If the additional funds are not borrowed, the loan will be repaid in January 2009. The interest rate is either, at Blue Chip’s option, the Bank of Scotland’s base rate or LIBOR plus a margin of 1.75%. This debt is non-recourse to the Company.

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

Rhythm City - Davenport General Obligation Bonds

In 2002, the Isle-Davenport (Rhythm City) entered into an agreement with the City of Davenport whereby the City of Davenport has constructed a sky-bridge connecting to the Isle-Davenport’s facility, allowing safer access across the street and railroad tracks. In February 2004, the City of Davenport issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1% in connection with the Isle-Davenport’s portion of the cost of the sky-bridge. The Isle-Davenport is required to make annual payments of principal and interest to the City of Davenport to retire the bonds.

Lines of Credit

As of October 29, 2006, the Company had $360.0 million of availability under its lines of credit and available term debt as compared to $361.2 million at April 30, 2006.

8. Accumulated Comprehensive Income

Accumulated comprehensive income consists of the following:

	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income
	(In thousands)
Balance, April 30, 2006	$-	$220	$220

Net change, First Quarter	(13)	645	632

Balance, July 30, 2006	$(13)	$865	$852

Net change, Second Quarter	-	656	656

Balance, October 29, 2006	$(13)	$1,521	$1,508

For the interest rate swap agreements in the first fiscal quarter of 2007, the fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap agreement contracts, expressed in present value terms, totaled $22 thousand and is recorded as a current liability. The $13 thousand recorded to other comprehensive income represents the fair value of the swaps, net of the income tax benefit of $9 thousand.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Contingencies

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.3 million as of October 29, 2006 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. The hearing took place during November 2006, and a decision is expected sometime during 2007. The civil matter was set for hearing before the Greek Supreme Court during May 2006; however, prior to the scheduled hearing date, the Greek Supreme Court reset the hearing for January 8, 2007. The hearing remains scheduled for this date, and the Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 29,	October 23,	October 29,	October 23,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(4,248)	$(5,531)	$1,067	$(2,236)
Discontinued operations:
Gain from sale of discontinued operations, net of taxes	7,730	-	7,730	-
Income (loss) from discontinued operations	(97)	1,312	3,828	2,001

Net income (loss)	$3,385	$(4,219)	$12,625	$(235)

Denominator:
Denominator for basic earnings (loss) per share -
weighted - average shares	30,346	30,097	30,384	30,105
Effect of dilutive securities
Employee stock options
and nonvested restricted stock	707	-	844	-
Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	31,053	30,097	31,228	30,105

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.14)	$(0.18)	$0.04	$(0.07)
Income (loss) from discontinued operations	0.25	0.04	0.38	0.07
Net income (loss)	$0.11	$(0.14)	$0.42	$(0.01)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.14)	$(0.18)	$0.03	$(0.07)
Income (loss) from discontinued operations	0.25	0.04	0.37	0.07
Net income (loss)	$0.11	$(0.14)	$0.40	$(0.01)

The Company computed basic earnings per share by dividing net income by the weighted average number of shares outstanding for the period. The Company determined diluted earnings per share for the periods ending October 29, 2006 and October 23, 2005, as net income divided by the weighted average number of shares outstanding for the period, after applying the treasury method to determine any incremental shares associated stock options outstanding. Anti-dilutive stock options were excluded from the calculation of potential common shares. If the weighted average anti-dilutive shares were included for the three and six months ended October 29, 2006, the impact would have been a reduction of 308,239 shares and 54,040 shares, respectively. If the weighted average anti-dilutive shares were included for the three and six months ended October 23, 2005, the impact would have been a reduction of 281,053 shares and 267,067 shares, respectively.

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million 7% Senior Subordinated Notes due 2014. The following tables present the consolidating condensed financial information of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc., balance sheets as of October 29, 2006 and April 30, 2006, statements of operations for the three and six months ended October 29, 2006 and October 23, 2005 and statements of cash flows for the six months ended October 29, 2006 and October 23, 2005.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,
AND PARENT COMPANY FINANCIAL INFORMATION
AS OF OCTOBER 29, 2006 AND APRIL 30, 2006 AND FOR
THE THREE AND SIX MONTHS ENDED OCTOBER 29, 2006 AND OCTOBER 23, 2005
UNAUDITED
(In thousands)

	Isle of Capri		(b)	Consolidating
	Casinos, Inc.	(a)	Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of October 29, 2006
Balance Sheet
Current assets	$67,474	$171,277	$76,150	$(27,973)	$286,928
Intercompany receivables	877,133	(228,761)	43,602	(691,974)	-
Investments in subsidiaries	288,209	276,354	(25,417)	(539,146)	-
Property and equipment, net	11,446	741,562	296,451	-	1,049,459
Other assets	87,333	361,045	49,211	(5,800)	491,789
Total assets	$1,331,595	$1,321,477	$439,997	$(1,264,893)	$1,828,176

Current liabilities	$47,397	$105,954	$85,265	$(32,371)	$206,245
Intercompany payables	-	557,932	132,647	(690,579)	-
Long-term debt,
less current maturities	992,000	5,829	215,021	-	1,212,850
Other accrued liabilities	(2,972)	88,864	(524)	-	85,368
Minority interest	-	-	-	27,037	27,037
Stockholders' equity	295,170	562,898	7,588	(568,980)	296,676
Total liabilities and stockholders' equity	$1,331,595	$1,321,477	$439,997	$(1,264,893)	$1,828,176

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended October 29, 2006
Statement of Operations
Revenues:
Casino	$-	$201,815	$47,422	$-	$249,237
Rooms, food, beverage and other	98	40,893	12,350	(4,034)	49,307
Gross revenues	98	242,708	59,772	(4,034)	298,544
Less promotional allowances	-	43,595	11,722	-	55,317
Net revenues	98	199,113	48,050	(4,034)	243,227

Operating expenses:
Casino	197	33,222	8,421	-	41,840
Gaming taxes	-	44,143	8,933	-	53,076
Rooms, food, beverage and other	11,329	78,092	26,378	(4,085)	111,714
Management fee expense (revenue)	(7,227)	7,200	27	-	-
Depreciation and amortization	374	19,271	4,336	-	23,981
Total operating expenses	4,673	181,928	48,095	(4,085)	230,611

Operating income (loss)	(4,575)	17,185	(45)	51	12,616
Interest expense, net	(6,432)	(8,433)	(4,307)	-	(19,172)
Minority interest	-	-	-	(547)	(547)
Equity in income (loss) of subsidiaries	3,771	109	(3,383)	(497)	-

Income (loss) from continuing operations
before income taxes	(7,236)	8,861	(7,735)	(993)	(7,103)
Income tax expense (benefit)	3,135	(6,004)	14	-	(2,855)
Income (loss) from continuing operations	(10,371)	14,865	(7,749)	(993)	(4,248)
Gain on sale of discontinued operations, net of tax	-	7,730	-	-	7,730
Loss from discontinued operations, net of taxes	-	(97)	-	-	(97)
Net income (loss)	$(10,371)	$22,498	$(7,749)	$(993)	$3,385

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 29, 2006
Statement of Operations
Revenues:
Casino	$-	$430,260	$96,597	$-	$526,857
Rooms, food, beverage and other	52	86,426	24,861	(7,608)	103,731
Gross revenues	52	516,686	121,458	(7,608)	630,588
Less promotional allowances	-	90,596	22,797	-	113,393
Net revenues	52	426,090	98,661	(7,608)	517,195

Operating expenses:
Casino	397	67,344	16,297	-	84,038
Gaming taxes	-	93,029	18,390	-	111,419
Rooms, food, beverage and other	23,249	159,565	55,644	(8,061)	230,397
Management fee expense (revenue)	(16,994)	17,049	(55)	-	-
Depreciation and amortization	821	38,106	8,556	-	47,483
Total operating expenses	7,473	375,093	98,832	(8,061)	473,337

Operating income (loss)	(7,421)	50,997	(171)	453	43,858
Interest expense, net	(11,677)	(17,914)	(8,689)	-	(38,280)
Minority interest	-	-	-	(1,618)	(1,618)
Equity in income (loss) of subsidiaries	30,310	2,949	(6,196)	(27,063)	-

Income (loss) from continuing operations
before income taxes	11,212	36,032	(15,056)	(28,228)	3,960
Income tax expense (benefit)	12,342	(8,880)	(569)	-	2,893
Income (loss) from continuing operations	(1,130)	44,912	(14,487)	(28,228)	1,067
Gain on sale of discontinued operations, net of tax	-	7,730	-	-	7,730
Income from discontinued operations, net of taxes	-	3,828	-	-	3,828
Net income (loss)	$(1,130)	$56,470	$(14,487)	$(28,228)	$12,625

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 29, 2006
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$115,838	$(113,515)	$9,031	$(19,767)	$(8,413)
Net cash provided by (used in)
investing activities	(97,677)	99,844	(16,054)	28,605	14,718
Net cash provided by (used in)
financing activities	(5,033)	(866)	11,671	(8,838)	(3,066)
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	24	-	24

Net increase (decrease) in cash and
cash equivalents	13,128	(14,537)	4,672	-	3,263
Cash and cash equivalents at
beginning of the period	29,193	67,632	24,368	-	121,193
Cash and cash equivalents at
end of the period	$42,321	$53,095	$29,040	$-	$124,456

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 30, 2006
Balance Sheet
Current assets	$47,103	$385,105	$56,762	$(12,826)	$476,144
Intercompany receivables	980,029	(365,151)	70,539	(685,417)	-
Investments in subsidiaries	259,565	273,403	(19,221)	(513,747)	-
Property and equipment, net	5,801	649,862	282,765	-	938,428
Other assets	19,516	354,912	50,744	(5,800)	419,372
Total assets	$1,312,014	$1,298,131	$441,589	$(1,217,790)	$1,833,944

Current liabilities	$38,651	$125,821	$76,150	$(16,768)	$223,854
Intercompany payables	-	551,749	132,272	(684,021)	-
Long-term debt,
less current maturities	993,500	6,692	212,500	-	1,212,692
Other accrued liabilities	(2,607)	93,687	(3,060)	-	88,020
Minority interest	-	-	-	26,690	26,690
Stockholders' equity	282,470	520,182	23,727	(543,691)	282,688
Total liabilities and stockholders' equity	$1,312,014	$1,298,131	$441,589	$(1,217,790)	$1,833,944

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended October 23, 2005
Statement of Operations
Revenues:
Casino	$-	$166,464	$49,008	$-	$215,472
Rooms, food, beverage and other	11	32,239	10,232	(2,855)	39,627
Gross Revenues	11	198,703	59,240	(2,855)	255,099
Less promotional allowances	-	34,901	10,159	-	45,060
Net revenues	11	163,802	49,081	(2,855)	210,039

Operating expenses:
Casino	139	26,275	7,497	-	33,911
Gaming taxes	-	39,373	9,319	-	48,692
Rooms, food, beverage and other	11,247	64,379	23,769	(3,098)	96,297
Management fee expense (revenue)	(7,147)	7,259	(112)	-	-
Depreciation and amortization	297	17,468	3,883	-	21,648
Total operating expenses	4,536	154,754	44,356	(3,098)	200,548

Operating income	(4,525)	9,048	4,725	243	9,491
Interest expense, net	(3,878)	(10,408)	(3,110)	-	(17,396)
Minority interest	-	-	-	(1,892)	(1,892)
Equity in income (loss) of subsidiaries	1,329	(4,304)	(1,049)	4,023	-

Income (loss) from continuing operations before
Income taxes	(7,074)	(5,664)	566	2,374	(9,797)
Income taxes	(2,855)	(1,131)	(280)	-	(4,266)
Income (loss) from continuing operations	(4,219)	(4,533)	846	2,374	(5,531)
Income from discontinued operations, net of taxes	-	1,312	-	-	1,312
Net income (loss)	$(4,219)	$(3,221)	$846	$2,374	$(4,219)

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 23, 2005
Statement of Operations
Revenues:
Casino	$-	$360,248	$99,509	$-	$459,757
Rooms, food, beverage and other	94	71,490	21,968	(5,878)	87,674
Gross Revenues	94	431,738	121,477	(5,878)	547,431
Less promotional allowances	-	74,271	20,625	-	94,896
Net revenues	94	357,467	100,852	(5,878)	452,535

Operating expenses:
Casino	249	58,009	15,625	-	73,883
Gaming taxes	-	84,246	18,768	-	103,014
Rooms, food, beverage and other	21,146	137,250	46,630	(6,246)	198,780
Management fee expense (revenue)	(15,147)	15,301	(154)	-	-
Depreciation and amortization	632	35,012	7,604	-	43,248
Total operating expenses	6,880	329,818	88,473	(6,246)	418,925

Operating income	(6,786)	27,649	12,379	368	33,610
Interest expense, net	(5,399)	(22,655)	(5,758)	-	(33,812)
Minority interest	-	-	-	(3,948)	(3,948)
Equity in income (loss) of subsidiaries	12,020	(4,831)	(2,111)	(5,078)	-

Income (loss) from continuing operations before
Income taxes	(165)	163	4,510	(8,658)	(4,150)
Income taxes	70	(1,775)	(209)	-	(1,914)
Income (loss) from continuing operations	(235)	1,938	4,719	(8,658)	(2,236)
Income from discontinued operations, net of taxes	-	2,059	(58)	-	2,001
Net income (loss)	$(235)	$3,997	$4,661	$(8,658)	$(235)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Six Months Ended October 23, 2005
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$(48,360)	$89,215	$19,022	$(5,078)	$54,799
Net cash provided by (used in)
investing activities	(13,736)	(84,677)	(31,593)	5,361	(124,645)
Net cash provided by (used in)
financing activities	41,041	(719)	9,210	(283)	49,249
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	(651)	-	(651)
Net increase (decrease) in cash and
cash equivalents	(21,055)	3,819	(4,012)	-	(21,248)
Cash and cash equivalents at
beginning of the period	53,584	57,661	35,498	-	146,743
Cash and cash equivalents at
end of the period	$32,529	$61,480	$31,486	$-	$125,495

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

(a)
The following subsidiaries of the Company are guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Services, Inc.; CSNO, L.L.C.; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; and IOC-Manufacturing, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

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

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Freeport, Grand Bahama Island. We also operate a harness racing track in Florida. Additionally, we have a controlling interest in casino investments in Dudley and Wolverhampton, England.

The following table reflects our consolidated net revenues and operating income by state:

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended
	October 29,	October 23,	Variance	Variance
	2006	2005		$%

Net revenues:
Mississippi	$67,163	$40,613	$26,550	65.4%
Lousiana	39,952	27,844	12,108	43.5%
Missouri	40,229	39,354	875	2.2%
Iowa	47,530	51,640	(4,110)	(8.0%)
Colorado	39,502	39,633	(131)	(0.3%)
International	4,303	6,371	(2,068)	(32.5%)
Corporate and other	4,548	4,584	(36)	(0.8%)
Total net revenues	$243,227	$210,039	$33,188	15.8%

Operating income:
Mississippi	$10,980	$2,956	$8,024	271.4%
Lousiana	3,554	(427)	3,981	n/a
Missouri	5,189	6,040	(851)	(14.1%)
Iowa	7,066	9,015	(1,949)	(21.6%)
Colorado	6,062	9,352	(3,290)	(35.2%)
International	(2,071)	(1,386)	(685)	(49.4%)
Corporate and other	(15,265)	(16,059)	794	4.9%
Operating income	$15,515	$9,491	$6,024	63.5%

Note: Excludes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek which have been classified as discontinued operations

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Six Months Ended
	October 29,	October 23,	Variance	Variance
	2006	2005		$%

Net revenues:
Mississippi	$152,545	$94,292	$58,253	61.8%
Lousiana	84,619	67,428	17,191	25.5%
Missouri	81,060	79,713	1,347	1.7%
Iowa	98,044	105,785	(7,741)	(7.3%)
Colorado	79,117	78,989	128	0.2%
International	11,412	15,440	(4,028)	(26.1%)
Corporate and other	10,398	10,888	(490)	(4.5%)
Total net revenues	$517,195	$452,535	$64,660	14.3%

Operating income:
Mississippi	$34,881	$7,459	$27,422	367.6%
Lousiana	9,635	3,818	5,817	152.4%
Missouri	10,242	12,295	(2,053)	(16.7%)
Iowa	17,090	21,210	(4,120)	(19.4%)
Colorado	13,297	18,646	(5,349)	(28.7%)
International	(5,313)	(865)	(4,448)	(514.2%)
Corporate and other	(33,075)	(28,953)	(4,122)	(14.2%)
Operating income	$46,757	$33,610	$13,147	39.1%

Note: Excludes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek which have been classified as discontinued operations

Operating results for the second quarter of fiscal 2007 include several costs which have significantly increased as compared to the second quarter of fiscal 2006. These costs include an increase of approximately $4.5 million in property insurance expense over the prior year second quarter, which was allocated across all operating properties. This increase is expected to continue through fiscal 2007. We also recorded approximately $1.6 million of stock compensation expense in the second quarter of fiscal 2007 related to the adoption of FASB Statement No. 123(revised 2004) “Share-Based Payment” (SFAS 123(R)). These costs will also be recurring. We recorded approximately $1.7 million of relocation costs related to moving its corporate headquarters to St. Louis, Missouri. Further office relocation costs will be recorded in the third fiscal quarter of 2007 and will end with the completion of the office relocation. The stock compensation expense and office relocation costs are reflected in the Marketing and administrative expense line item.

In Mississippi, our three continuing operations contributed 27.6% of net revenues. Isle-Biloxi’s net revenues were up from the prior year period principally because of the new and upgraded land-based casino and the prior year closure due to Hurricane Katrina. Operating income at the property was also up significantly over the same quarter in fiscal 2006 due to reduced competition in the market. Isle-Natchez experienced decreases in both net revenues and operating income primarily resulting from the reopening of the casinos on the Gulf Coast. Isle-Lula’s net revenues increased slightly. Operating income at the property increased due to more efficient management of expenses.

In Louisiana, the Isle-Lake Charles contributed 16.4% of net revenues. Isle-Lake Charles experienced an increase in net revenues and operating income, compared to the prior year period, primarily due to the closure of a competitor in the market and the closure of the Isle-Lake Charles between September 22, 2005 and October 8, 2005.

In Missouri, our two properties contributed 16.5% of net revenues. Isle-Kansas City’s net revenues were down due to a decreased gaming patron count attributable to the completion of competitors expansion projects in the market and increased marketing intensity by competitors. Isle-Boonville’s net revenues and operating income increased due to an increase in marketing efforts and the opening of the new hotel.

In Iowa, our three casinos contributed 19.5% of net revenues. Combined, the our two Quad-City properties and the Isle-Marquette showed a decrease in both net revenues and operating income due to increased competition in the key feeder markets.

In Colorado, our two Black Hawk casino operations contributed 16.2% of net revenues. The decrease in net revenues was due to the opening of competitors’ upgraded facilities. Operating income decreased primarily due to increased operating costs associated with the expanded facility and marketing expenses associated with the opening of competitors’ expansion projects.

New development expenses increased compared to the second quarter of fiscal 2006 primarily due to increased expenses related to the pursuit of the casino license in Pittsburgh, Pennsylvania in the second fiscal quarter of 2007 as well as increased costs incurred relating to pursuit of the casino license in Singapore.

The decrease in corporate expenses is primarily due to prior year costs and reserves related to litigation matters and contributions we made in the prior year to Isle team member relief funds from Hurricane Katrina.

Operating results from the Colorado Grande-Cripple Creek, Colorado, Isle-Vicksburg, Mississippi and Isle-Bossier City, Louisiana have been classified as discontinued operations for both periods presented and thus are not included in the Operational Review by state discussed above.

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

Goodwill and Other Intangible Assets

At October 29, 2006, we had goodwill and other intangible assets with indefinite useful lives of $371.1 million, representing 20.3% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and intangible assets below their carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2006 and determined that goodwill and other indefinite-lived intangible assets were not impaired. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At October 29, 2006, we had property and equipment of $1,049.5 million, representing 57.4% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with our “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Insurance Accounting

We initially took an impairment charge of $68.6 million based on assessments of damages at our locations affected by Hurricanes Katrina, Wilma and Rita in fiscal year 2006. During the first and second fiscal quarter of 2007, we recognized an additional $0.5 million and $7.1 million, respectively, based on further assessments. The impairment charge was offset by an insurance receivable for the amount we expect to recover from our insurance carriers. We have also incurred out-of-pocket costs directly related to the hurricanes and the property operating costs related to the period of closure caused by the hurricanes, of $62.2 million during fiscal year 2006. We have incurred an additional $15.0 million in the fiscal 2007. These amounts are included in the “hurricane related charges, net” in the accompanying statements of income. We have insurance coverage related to property damage, incremental costs and property operating expenses we incur due to damage caused by the hurricanes. The “hurricane related charges, net” account also includes the total anticipated recoveries expected from our insurance carriers of $148.7 million related to the impairments recognized related to the damaged property, the incremental costs and property operating expenses that management believes are probable of collection. We have received $72.7 million in advance payments from our insurance carriers through October 29, 2006. When our insurance carriers and we agree on the final amount of the insurance proceeds we are entitled to, we will also record any related gain in this account. Our insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with the insurance carrier and will be reflected in the related properties’ revenues.

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

Effective May 1, 2006, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method, thus, results for the prior period have not been restated. The estimate of the fair value of the stock options is calculated using the Black-Scholes option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. As of October 29, 2006, there was $11.5 million in unrecognized stock compensation costs that we will expense over the remaining vesting period, approximately 5.0 years.

Results of Operations

Our results of operations for the three and six months ended October 29, 2006, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, Pompano Park, the Blue Chip-Dudley and the Blue Chip-Wolverhampton, which was closed on July 30, 2006. For the three and six months ended October 23, 2005, results have been reclassified to reflect Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek as discontinued operations.

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

Three Fiscal Months Ended October 29, 2006 Compared to Three Fiscal Months Ended October 23, 2005

Gross revenues for the fiscal quarter ended October 29, 2006 were $298.5 million, which included $249.2 million of casino revenue, $13.3 million of room revenue, $3.8 million of pari-mutuel commissions, and $32.2 million of food, beverage and other revenue. This compares to gross revenues for the fiscal quarter ended October 23, 2005 of $255.1 million, which included $215.5 million of casino revenue, $8.9 million of room revenue, $3.8 million of pari-mutuel commissions and $26.9 million of food, beverage and other revenue.

Casino revenue increased by $33.8 million, or 15.7%, compared to the fiscal quarter ended October 23, 2005. We saw a large increase in our revenues from Isle-Biloxi principally because of our new and upgraded land-based casino and the prior year closure due to Hurricane Katrina, as well as from the Isle-Lake Charles primarily due to the closure of a competitor in the market and Hurricane Rita. Additionally, Isle-Boonville’s net revenues increased due to an increase in marketing efforts and the opening of the new hotel.

The increase in revenue from these properties offset reductions in revenue for Isle-Kansas City, our two Black Hawk casinos, and our three casinos in Iowa. These properties faced lower than expected growth in market revenues, increased marketing intensity by competitors, increased competition in the key feeder markets or the opening of competitor-upgraded facilities in those markets.

Room revenue increased $4.4 million, or 49.5%, compared to the fiscal quarter ended October 23, 2005, primarily resulting from the increased capacity at Isle-Biloxi, the two hotels in Black Hawk and Isle-Boonville. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal quarter were up slightly. Food, beverage and other revenues increased by $5.2 million, or 19.4%, primarily attributable to an increase at Isle-Biloxi resulting from our new and upgraded land-based casino and the prior year closure due to Hurricane Katrina.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 22.8% in fiscal quarter ended October 29, 2006, as compared to the prior year quarter, in line with increased revenues. Promotional allowances decreased slightly in proportion to the casino revenue, 22.2% versus 20.9%.

Casino operating expenses increased $7.9 million, or 23.4% in the quarter ended October 29, 2006 compared to the fiscal quarter ended October 23, 2005. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses increased only slightly or 1.1% in proportion to casino revenue, primarily due to Isle-Biloxi’s operating costs decrease of 4.3% with increased casino revenues of $26.0 million

State and local gaming taxes increased $4.4 million or 9.0%, in the fiscal quarter ended October 29, 2006 as compared to the fiscal quarter ended October 23, 2005 due primarily to the increase in gaming revenue. The effective rate for gaming taxes as a percentage of gaming revenue decreased from 22.6% to 21.7% due to a higher ratio of gaming revenues derived from lower rate states.

Room expenses increased $0.3 million, or 12.0%, compared to the fiscal quarter ended October 23, 2005 as a result of increased room capacity due to the opening of the Boonville hotel and the reopening of the Biloxi hotel. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

Pari-mutuel operating costs of Pompano Park in Florida decreased 4.0% in the current fiscal quarter as compared to our fiscal quarter ended October 23, 2005. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, beverage and other expenses increased $0.9 million, or 13.3% over the fiscal quarter ended October 23, 2005. These expenses increased due to the increased sales and the upgraded product offerings at all of our properties. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues decreased from 24.4% for the fiscal quarter ended October 23, 2005, to 23.2% for the fiscal quarter ended October 29, 2006.

Marine and facilities expenses for the fiscal quarter ended October 29, 2006 increased $1.8 million, or 12.2%, compared to our fiscal quarter ended October 23, 2005. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses increased $11.2 million, or 16.4%, compared to our fiscal quarter ended October 23, 2005. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily related to increased property insurance expense, stock compensation expense, corporate relocation expense and increased marketing spend.

Depreciation and amortization expense for the quarter increased $2.3 million primarily due to new property additions at our Biloxi and two Black Hawk properties.

Net interest expense for the quarter increased $1.8 million or 10.2% compared with our fiscal quarter ended October 23, 2005. This is attributable to the higher interest rates and higher debt balances on our senior secured credit facility partially offset by higher interest income.

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

Our effective tax rate from continuing operations for the three months ended October 29, 2006 was a benefit of 39.9% compared to a benefit of 43.5% for the three months ended October 23, 2005, which, in each case, includes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. The quarter ended October 29, 2006 does not include the gain related to the sale of the Isle-Vicksburg and Isle-Bossier City properties in our continuing operations. That gain is included in discontinued operations. Our effective tax rate from combining continuing and discontinued operations for the quarter ended October 29, 2006 was 48.2% compared to 42.6% for the quarter ended October 23, 2005. For each comparison, the change in effective rate over the comparable prior fiscal period is attributable to the effect of certain expenses related to the adoption of SFAS 123(R), and other permanent items on full-year projected pre-tax income.

Six Fiscal Months Ended October 29, 2006 Compared to Six Fiscal Months Ended October 23, 2005

Gross revenues for the fiscal six months ended October 29, 2006 were $630.6 million, which included $526.9 million of casino revenue, $28.0 million of room revenue, $8.8 million of pari-mutuel commissions, and $67.0 million of food, beverage and other revenue. This compares to gross revenues for the six months ended October 23, 2005 of $547.4 million, which included $459.8 million of casino revenue, $19.2 million of room revenue, $9.0 million of pari-mutuel commissions and $59.6 million of food, beverage and other revenue.

Casino revenue increased by $67.1 million, or 14.6%, compared to the fiscal six months ended October 23, 2005. in Our revenues from Isle-Biloxi increased by $57.2 million or 191.1% principally because of our new and upgraded land-based casino and the continuation of limited competition in the Biloxi market and the prior year closure due to Hurricane Katrina. In addition, the Isle-Lake Charles saw an increase of $16.7 million in revenues or 24.4% primarily due to the closure of a competitor in the market and Hurricane Rita. The Isle-Boonville’s revenues increased due to an increase in marketing efforts and the opening of the new hotel. The increase in revenue from these properties offset reductions in revenue for Isle-Kansas City, our two Colorado casinos and our three casinos in Iowa. These properties faced lower than expected growth in market revenues, increased marketing intensity by competitors, increased competition in the key feeder markets or the opening of competitor-upgraded facilities in those markets.

Room revenue increased $8.8 million, or 45.9%, compared to the fiscal six months ended October 23, 2005, primarily resulting from the increased capacity at Isle-Biloxi, Black Hawk and Isle-Boonville. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal six months were down slightly by a total of $(0.2) million, or (1.8)%. Food, beverage and other revenues increased by $7.4 million, or 12.4%, primarily attributable to an increase at Isle-Biloxi resulting from an upgraded product and limited competition in the market.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 19.5% in fiscal six months ended October 29, 2006, as compared to the prior year period. Promotional allowances remained flat in proportion to the casino revenue at 21.5%.

Casino operating expenses increased $10.2 million, or 13.7% in the fiscal six months ended October 29, 2006 compared to the fiscal six months ended October 23, 2005. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses, as a percent of casino revenue, remained flat at 16.1%, primarily due to Isle Biloxi’s operating costs decrease of 6.3% with increased casino revenues of $57.2 million offset by higher costs at other properties.

State and local gaming taxes increased $8.4 million or 8.2%, in the fiscal six months ended October 29, 2006 as compared to the fiscal six months ended October 23, 2005 due primarily to the increase in gaming revenue. The rate for taxes as a percentage of gaming revenue decreased from 22.4% to 21.3% due to a higher ration of gaming revenues derived from lower rate states.

Room expenses increased $0.4 million, or 8.7%, compared to the fiscal six months ended October 23, 2005 as a result of increased room capacity at Biloxi, Boonville and Black Hawk. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

Pari-mutuel operating costs of Pompano Park in Florida decreased 3.1% for the fiscal six months ended October 29, 2006 as compared to the fiscal six months ended October 23, 2005. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, beverage and other expenses increased $2.4 million, or 16.8% over the fiscal six months ended October 23, 2005. These expenses increased due to the increased sales and the upgraded product offerings at all of our properties. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 23.9% for the fiscal six months ended October 23, 2005, to 24.8% for the fiscal six months ended October 29, 2006.

Marine and facilities expenses for the fiscal six months ended October 29, 2006 increased $3.1 million, or 11.0%, compared to the fiscal six months ended October 23, 2005. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses increased $24.3 million, or 17.0%, compared to the fiscal six months ended October 23, 2005. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily related to increased property insurance expense, stock compensation expense, corporate relocation expense and increased marketing spend.

Depreciation and amortization expense for the fiscal six months ended October 29, 2006 increased $4.2 million primarily due to new property additions at our Colorado and Biloxi properties.

Net interest expense for the quarter increased $4.5 million or 13.2% compared with the fiscal six months ended October 23, 2005. This is attributable to the higher interest rates and higher debt balances on our senior secured credit facility partially offset by higher interest income.

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

Our effective tax rate from continuing operations for the fiscal six months ended October 29, 2006 was 73.1% compared to 46.1% for the fiscal six months ended October 23, 2005, which, in each case, includes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. The fiscal six months ended October 29, 2006 does not include the gain related to the sale of our Vicksburg and Bossier City properties in our continuing operations. That gain is included in discontinued operations. Our effective tax rate from combining continuing and discontinued operations for the fiscal six months ended October 29, 2006 was 48.3% compared to 44.0% for the fiscal six months ended October 23, 2005. For each comparison, the change in effective rate over the comparable prior fiscal period is attributable to the effect of certain expenses related to the adoption of SFAS 123(R), and other permanent items on full-year projected pre-tax income.

Liquidity and Capital Resources

At October 29, 2006, we had cash and cash equivalents and marketable securities of $142.5 million compared to $138.9 million at April 30, 2006, the end of our last fiscal year. Of this $3.6 million increase, $3.3 million is a decrease in cash and cash equivalents and is the net result of $8.4 million net used by operating activities, $14.7 million net cash provided by investing activities and $3.0 million net cash used in financing activities. The Company also had $69.0 million of restricted cash as of October 29, 2006 related to proceeds from the sale of discontinued operations held in escrow for a possible tax-free exchange transaction. An exchange transaction would allow us to defer federal income taxes on the gain on the sale. In addition, as of October 29, 2006, we had $360.0 million of capacity under lines of credit and available term debt which consisted of $334.4 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $21.6 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk) and $4.0 million under other lines of credit and available term debt. During the six months ended October 29, 2006, we had net payments on our senior secured credit facility of $1.5 million and the Isle-Black Hawk made net borrowings $2.9 million under the Isle-Black Hawk’s senior secured credit facility. We believe that existing cash, cash flow from operations and available borrowings under our lines of credit will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Investing Activities

We made cash expenditures of $166.1 million for property and equipment during the six months ended October 29, 2006. Included in the $166.1 million was $41.9 million in construction costs related to the Isle-Biloxi casino reconstruction following Hurricane Katrina, which we expect to recover from insurance. The following table reflects expenditures and accruals for property and equipment on major projects approved by the Board of Directors for which we are committed as of October 29, 2006 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to the beginning of fiscal 2006.

		Actual		Remaining
		Fiscal Year	6 months	Fiscal Year
		Ended 4/30/06	Ended 10/29/06	Ending 4/29/07	Thereafter
		(1)	(1)	(1)	(3)
		(dollars in millions)
Property	Project

Isle-Bettendorf	Construct hotel	$6.5	$14.9	$19.1	$4.5
Isle-Davenport	Construct hotel	0.3	0.1	7.7	34.9
Isle-Pompano	Construct casino	12.3	21.6	133.1	-
Isle-Waterloo	Construct casino & hotel	5.2	23.0	68.7	78.1
Isle - Kansas City	Expansion & public improvements	1.1	0.4	0.9	82.6
Coventry	Construct leasehold improvements	18.1	14.4	21.1	-
West Harrison County	Construct hotel & casino	-	1.3	6.0	292.7
Other properties (2)	IGT Advantage program	12.1	6.6	7.5	-
All	Slot programs	20.2	12.8	11.1	4.4
All	Other capital improvements	86.0	27.2	22.8	19.4
Total		$161.8	$122.3	$298.0	$516.6

Discontinued Operations (4)		$12.3	$1.9	$-	$-

(1) Excludes: destroyed Isle-Biloxi casino barge of $36.8 million in fiscal 2006 and $0.2 million in fiscal 2007; Isle-Biloxi temporary casino of $37.9 million in fiscal 2006 and $41.7 million in fiscal 2007 related to construction costs at the Isle-Biloxi casino hurricane reconstruction, which we expect to recover from insurance proceeds.
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

In June 2005, we agreed to a $43.0 million project with the City of Davenport in which we are building a 180-room hotel and rooftop restaurant, and the City of Davenport constructing a 500+ space parking ramp and providing funding to realign our casino with the new hotel facility. This project is currently scheduled to open 18-20 months after all permits and approvals are received.

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

On January 4, 2006, a Florida Statute became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. Although there are pari-mutuel facilities in numerous other counties in the State of Florida, slot machine gaming is only authorized in Broward County where Pompano Park is located. We are constructing a slot machine and entertainment area at Pompano Park adjacent to the existing grandstand at a cost of $167.0 million with slot machine gaming anticipated to commence in early 2007. This represents an increase of approximately $26.5 million compared to previously announced costs as a result of increased insurance, construction costs and additional architectural and engineering fees. The statute authorizes Pompano Park to install and operate up to 1,500 slot machines at its facility 365 days per year, 16 hours per day and requires Pompano Park to pay an annual license fee of $3 million and gaming taxes equal to 50% of Pompano Park’s net slot machine revenue plus combined county and city taxes of approximately an additional 3.5% on the first $250 million of net slot machines revenue and 5% on net slot machine revenue over $250 million. The Florida Division administering the law is now implementing rules and regulations for the operation of the slot machines.

Florida District Court of Appeal First District recently affirmed its earlier decision to reverse a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member.  Although the Court based its decision on different grounds than its earlier decision, the Court ruled that a trial is necessary to determine whether FLPF failed to obtain the required number of signatures to place the constitutional amendment on the ballot.  However, the Court granted FLPF’s request to certify FLPF’s appeal of the Court’s decision to the Supreme Court. The decision by the Supreme Court whether to accept the appeal at this stage of the litigation is discretionary. We believe that this decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly we are proceeding with the development.  However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and our right to operate slot machines at Pompano Park would be eliminated. We cannot assure you as to the outcome of this litigation.

On May 11, 2005, we announced that the Iowa Racing and Gaming Commission awarded us a gaming license in Waterloo, Iowa. Construction is underway on a 35,000 square foot single level casino with 1,300 gaming positions, three restaurants, a 200-room hotel and 1,000 parking spaces. The project scope has recently been expanded and will also include a nightclub, a full service spa and a resort pool. The Company expects the property to open in late spring of 2007 at a total cost of $175 million, which reflects an increase of $35.5 million from previously anticipated costs resulting from the expanded scope of the project. As of October 29, 2006, we have spent $28.2 million on this project.

We have postponed our previously announced expansion project in Kansas City, Missouri due to current bridge construction on Interstate 35. When the construction nears completion, we will reconsider this expansion project. As of October 29, 2006, we have spent $1.5 million on this project.

As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri-themed casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, Isle was granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). Total project costs are estimated to be approximately $62 million. Project costs for the leased space include design, architectural, mechanical and electrical build-out, construction and equipment. As of October 29, 2006, we have spent $40.9 million on the Coventry project and expect to spend the remainder over the next nine months. Completion of the casino at the RICOHTM Arena Coventry is estimated to be in mid-calendar year 2007.

On August 18, 2006, the Harrison County Planning Commission approved our master plan for the previously announced 50-acre development at west Harrison County, Mississippi. Preliminary plans call for the estimated $300 million project to include a single level gaming facility with over 2,000 gaming positions, a 350-room hotel, four restaurants and a complement of additional resort amenities. The project remains in the preliminary planning stages, and is subject to certain significant conditions, including, but not limited to, the receipt of all necessary licenses, approvals and permits. We consider it very probable that this project will receive all the necessary approvals, permits and licenses.

In May 2005, we signed a casino management and related development and option agreements with resort developer Eighth Wonder to manage the casino included in Eighth Wonder’s proposal for a new integrated resort complex in Singapore should Eighth Wonder be selected to develop such complex. During the second quarter of 2007, we announced a revised agreement in connection with resort developer Eighth Wonder’s proposal to build an integrated resort complex on Sentosa Island in Singapore. The proposal is one of three for the project with a licensure decision expected in early-December 2006. The revised agreement includes equity ownership in the resort complex by Melco PBL Entertainment, Eighth Wonder and us. We will own a 13.8 percent interest for an investment of $65 million. Additionally, we will receive a payment equal to 2% of casino gross revenues for a 15-year period. During the fiscal quarter ended October 23, 2005, we paid and expensed a $4.0 million payment to Eighth Wonder pursuant to the terms of these agreements.

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

We signed a joint development agreement with Lemieux Group LP that includes a provision for us to fund a $290 million new multi-purpose arena and pursue a gaming license for 3,000 slot machines in Pittsburgh, Pennsylvania in our $450 million casino. The new multi-purpose arena and gaming facility are part of a larger billion-dollar effort known as Pittsburgh First to redevelop the Lower Hill and Uptown Districts in conjunction with the Pittsburgh Penguins and a development partner. We has received master plan approval from the City Planning Commission for its proposed project, as well as participated in a suitability hearing before the Pennsylvania Gaming Control Board (PGCB). This proposal is one of three competing applications under consideration by the Pennsylvania Gaming Control Board for a single license with a decision expected late-December 2006. If the license is granted to the us, we anticipate that the construction of the project would begin shortly thereafter with a temporary casino also a possibility. Due to the uncertainty of the timing of the Gaming Control Board, license grant date, the final design of the gaming facility and the timing of obtaining the necessary permits, we have not included this project in the above table.

On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license previously issued to Emerald Casinos, Inc. This process was conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. The plan of reorganization, pursuant to which the merger would be consummated, has been confirmed by the federal bankruptcy court. The merger remains subject to certain conditions, including a finding of suitability and final approval by the Illinois Gaming Board as well as certain other conditions. The entire matter also is the subject of ongoing litigation to which we are not a party. The Illinois Attorney General has raised issues with regard to the appropriateness of the Village of Rosemont as a host community and the Illinois Gaming Board's selection of our bid. In addition, in 2006 the Illinois Gaming Board, based on a recommendation by an administrative law judge following a hearing, revoked the license issued to Emerald on the basis of Emerald’s past conduct (which revocation has been stayed pending the outcome of litigation). For the reasons set forth above, among others, we believe that our ability to obtain the gaming license and open a gaming facility in Rosemont has been subjected to added uncertainty. There can be no assurance that we will ultimately acquire the license.

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

Financing Activities

During the six fiscal months ended October 29, 2006, we used $3.0 million in cash primarily in the following financing activities:

• We made net borrowings under the Isle-Black Hawk’s senior secured credit facility of $2.9 million.
• We recognized a tax benefit of stock compensation expense of $0.5 million.
• We received proceeds from the exercise of stock options of $1.5 million.
• We repurchased 255,721 shares of our common stock at an average price of $21.21 per share for an aggregate of $5.5 million.
• We made net payments on our senior secured credit facility and other debt of $1.5 million.
• We made net payments on other property debt of $0.9 million.

As of October 29, 2006, we had $360.0 million of capacity under lines of credit and available term debt consisting of $334.4 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $21.6 million of unused credit capacity under the Isle-Black Hawk senior secured credit facility (limited to use by the Isle-Black Hawk), and $4.0 million of available credit under other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through February 2011. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that a company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. We are currently evaluating the impact, if any, of adopting FASB No. 157 on our financial statements.

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

As of October 29, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 29, 2006.

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended October 29, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.3 million as of October 29, 2006, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. The hearing took place during November 2006, and a decision is expected sometime during 2007. The civil matter was set for hearing before the Greek Supreme Court during May 2006; however prior to the scheduled hearing date, the Greek Supreme Court reset the hearing for January 8, 2007. The hearing remains scheduled for this date.

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

The Florida District Court of Appeal First District recently affirmed its earlier decision to reverse a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member.  Although the Court based its decision on different grounds than its earlier decision, the Court ruled that a trial is necessary to determine whether FLPF failed to obtain the required number of signatures to place the constitutional amendment on the ballot.  However, the Court granted FLPF’s request to certify FLPF’s appeal of the Court’s decision to the Supreme Court. The decision by the Supreme Court whether to accept the appeal at this stage of the litigation is discretionary. We believe that this decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly we are proceeding with the development.  However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and our right to operate slot machines at Pompano Park would be eliminated. We cannot assure you as to the outcome of this litigation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
Period

July 31, 2006 to August 27, 2006	-	$-	-	1,620,902

August 28, 2006 to September 30, 2006	255,721	21.21	255,721	1,365,181

October 1, 2006 to October 29, 2006	-	-	-	1,365,181

Total	255,721	$21.21	255,721	1,365,181

(1)
We have purchased our common stock under a share repurchase program. The program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. On October 7, 2005 the board also approved the repurchase of an additional 1,500,000 shares. To date, we have purchased 1,634,819 shares of our common stock under the two programs. The current program has no approved dollar amounts, nor expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS.

Annual Meeting of Stockholders

The Annual Meeting of Stockholders was held on October 26, 2006, at which the following matter was submitted to a vote of the stockholders:
To elect eight persons to the Board of Directors

At the Annual Meeting of Stockholders, each of the following individuals was elected to serve as a director of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:

Name	Number Voted	For	Withheld

Bernard Goldstein	29,410,834	24,757,909	4,652,925
Robert S. Goldstein	29,410,834	24,807,430	4,603,404
Alan J. Glazer	29,410,834	29,014,641	396,193
Emanuel Crystal	29,410,834	28,459,709	951,131
W. Randolph Baker	29,410,834	29,015,204	395,630
Jeffrey D. Goldstein	29,410,834	24,776,520	4,634,314
John G. Brackenbury	29,410,834	25,529,772	3,881,062
Shaun R. Hayes	29,410,834	29,049,991	360,843

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLE OF CAPRI CASINOS, INC.

Dated: November , 2006	/s/DONN R. MITCHELL, II
Donn R. Mitchell, II
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1A	Certificate of Incorporation of Casino America, Inc. (1)
3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (2)
3.2A	By-laws of Casino America, Inc. (1)
3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (3)
4.1	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (4)
4.2	Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (5)
4.3	Rights Agreement, dated as of February 7, 1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (6)
10.1	Casino America, Inc. description of Employee Bonus Plan (7)
10.2	Director’s Option Plan (8)
10.3	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (9)
10.4	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (10)
10.5	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (11)
10.6	Amended Casino America, Inc. 1992 Stock Option Plan (12)
10.7	Amended Casino America, Inc. 1993 Stock Option Plan (13)
10.8	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (5)
10.9	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.10	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)
10.11	Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (5)
10.12	Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (5)
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