Form 10-Q
period 2007-01-28
ISLE OF CAPRI CASINOS INC
filed 2007-04-18
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒*    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 16, 2007, the Company had a total of 34,682,534 shares of Common Stock outstanding (which includes 4,131,968 shares held by us in treasury).

*	The registrant’s independent registered public accounting firm has not completed the review of the registrant’s interim financial statements included in this Form 10-Q prior to this filing as required by the Securities and Exchange Commission Rule 10-01(d) of Regulation S-X because of the pending financial statement restatements discussed herein.

ISLE OF CAPRI CASINOS, INC.

FOR M 10-Q

RESTATEMENT

Overview

On March 12, 2007, Isle of Capri Casinos, Inc. (the “Company”) announced that it would restate its financial statements for the fiscal years ended April 25, 2004, April 24, 2005 and April 30, 2006 and the quarterly results for fiscal 2005 and 2006 included therein, and for the first two fiscal quarters of fiscal 2007. This Form 10-Q for the three month and nine months ended January 28, 2007 and January 22, 2006 has been filed prior to the filing of the amended Form 10-K and Forms 10-Q for the above referenced periods. Financial information reported within this Form 10-Q for the nine months ended January 28, 2007 and the three and nine months end January 22, 2006 contain the restatement of financial information referred to above.

The cumulative effect of these restatements has resulted in a decrease of the Company’s retained earnings through the fiscal quarter ended October 29, 2006 of $1.0 million, relative to our total stockholders equity of $296.7 as of that date. The restatement adjustments primarily relate to the following items: accounting for the lease of the Company’s new casino space in Coventry, England in accordance with Emerging Issue Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction”, which cumulatively decreased retained earnings by $2.2 million; the correction of accounting errors at the Company’s 66-2/3% owned Blue Chip plc subsidiary in England which cumulatively reduced retained earnings by $2.3 million; the amortization of certain intangible assets which cumulatively reduced retained earnings by $4.1; adjustments to the calculation of the gain on the sale of the Isle-Bossier City related to the proper allocation of certain intangible assets, which cumulatively increased retained earnings by $5.2 million; and the correction of various income tax accounting issues which cumulatively increased retained earnings by $5.0. Additionally as part of the restatement process, the Company has made correcting adjustments for items previously determined to be immaterial which cumulatively decreased retained earnings by $2.6. Refer to footnote 2 in these financial statements for a detailed discussion of all restatement adjustments.

As previously reported by the Company, the previously filed financial statements for the periods discussed above should not be relied upon. Furthermore, all notes to the consolidated financial statements should be read in their entirety when reading these financial statements because they materially impact the ability to understand the historical financial information presented regarding the Company.

The Company’s independent registered public accounting firm has not completed an audit or review of any of the Company’s restated financial statements or a review of any of the interim financial statements included within this Form 10-Q. Furthermore, the financial information presented in this Form 10-Q related to the fiscal year ended April 30, 2006 is unaudited. The Company will file an amendment to this Quarterly Report on Form 10-Q for the three months and nine months ended January 28, 2007, to include the independent auditors’ review certification as soon as practicable after the restatements have been audited or reviewed, as appropriate.

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

Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further discussed in the Section “Risk Factors” in our annual report on Form 10-K for the fiscal year ended April 30, 2006 which is currently being restated, as such factors may be updated in subsequent Securities and Exchange Commission (“SEC”) filings. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	the effect of significant competition from other gaming operations in the markets in which we operate;

•	the effects of changes in gaming authority regulations;

•	the effects of changes in gaming taxes;

•	the effects of changes in non-gaming regulations;

•	loss of key personnel;

•	the impact of inclement weather on our patronage;

•	the timing and amount of collection of insurance receivables;

•	the effects of construction and related disruptions associated with expansion projects at existing facilities;

•	the effects of increases in energy and fuel prices;

•	the effects of increases in construction costs;

•	general and regional economic conditions;

•	the effects of limitations imposed by our substantial indebtedness

•	the outcome of pending litigation;

•	political conditions and regulatory uncertainties in the U.S. and international venues in which we operate or are pursuing development opportunities; and

•

the expected results of the previously announced restatements of the prior period financial statements and related reviews and audits of those prior periods by our independent registered public accounting firm which have not yet been completed.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	January 28, 2007	April 30, 2006
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$129,867	$120,884
Marketable securities	17,081	17,727
Accounts receivable, net	27,558	17,203
Insurance receivable, net	57,103	79,361
Deferred income taxes	9,866	9,897
Prepaid expenses and other assets	25,720	14,794
Assets held for sale	—	212,081

Total current assets	267,195	471,947
Property and equipment, net	1,196,988	980,604
Other assets:
Goodwill	304,552	304,552
Other intangible assets	73,814	73,814
Deferred financing costs, net	14,290	16,162
Restricted cash	2,610	2,210
Prepaid deposits and other	20,933	18,909

Total assets	$1,880,382	$1,868,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,602	$8,588
Accounts payable	48,771	59,264
Accrued liabilities:
Interest	25,285	10,863
Payroll and related	46,702	57,316
Property and other taxes	29,923	26,045
Income taxes	8,240	8,741
Progressive jackpots and slot club awards	12,488	12,293
Other	47,670	42,102

Total current liabilities	227,681	225,213
Long-term debt, less current maturities	1,204,952	1,212,692
Deferred income taxes	54,926	56,630
Other accrued liabilities	21,643	21,981
Other long term obligations	46,500	42,366
Minority interest	27,248	26,690
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000 shares authorized; 34,536 shares issued: at January 28, 2007 and 34,291 shares issued: at April 30, 2006	345	343
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	—	—
Additional paid-in capital	169,480	161,523
Unearned compensation	—	(1,383)
Retained earnings	171,636	164,169
Accumulated other comprehensive income	3,255	130

	344,716	324,782
Treasury stock, 4,132 shares at January 28, 2007 and 3,902 shares at April 30, 2006	(47,284)	(42,156)

Total stockholders' equity	297,433	282,627

Total liabilities and stockholders' equity	$1,880,382	$1,868,198

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 22, 2006	January 28, 2007	January 22, 2006
		(Restated)	(See Note 2)	(Restated)
Revenues:
Casino	$233,158	$234,954	$760,015	$694,711
Rooms	9,995	6,203	37,965	25,372
Pari-mutuel commissions and fees	5,057	4,350	13,850	13,301
Food, beverage and other	32,315	27,338	99,283	87,352

Gross revenues	280,525	272,845	911,113	820,736
Less promotional allowances	49,680	43,821	163,073	138,717

Net revenues	230,845	229,024	748,040	682,019
Operating expenses:
Casino	38,609	35,000	122,647	108,883
Gaming taxes	49,739	52,868	161,158	155,208
Rooms	2,173	1,231	7,056	5,723
Pari-mutuel commissions and fees	3,897	3,432	10,793	10,548
Food, beverage and other	6,894	6,828	23,492	21,042
Marine and facilities	15,049	13,145	46,870	41,810
Marketing and administrative	76,970	65,605	241,112	208,107
Valuation and other charges	—	—	665	—
Hurricane related charges, net	—	3,576	—	4,776
Preopening	3,022	40	6,057	224
Depreciation and amortization	24,703	21,958	72,943	65,666

Total operating expenses	221,056	203,683	692,793	621,987

Operating income	9,789	25,341	54,616	60,032
Interest expense	(22,482)	(19,248)	(66,180)	(55,741)
Interest income	1,814	584	5,815	2,147
Loss on extinguishment of debt	—	(2,110)	—	(2,110)
Minority interest	(598)	(439)	(2,216)	(4,387)

Income (loss) from continuing operations before income taxes	(11,477)	4,128	7,334	(59)
Income taxes (benefit)	(1,770)	1,907	347	575

Income (loss) from continuing operations	(9,707)	2,222	(7,681)	(633)
Income from discontinued operations including gain on sale, net of income taxes	216	2,010	15,148	3,632

Net income (loss)	$(9,491)	$4,232	$7,467	$2,999

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.32)	$0.07	$(0.25)	$(0.02)
Income from discontinued operations including gain on sale, net of income taxes	0.01	0.07	0.50	0.12

Net income (loss)	$(0.31)	$0.14	$0.25	$0.10

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.32)	$0.07	$(0.25)	$(0.02)
Income from discontinued operations including gain on sale, net of income taxes	0.01	0.06	0.50	0.12

Net income (loss)	$(0.31)	$0.13	$0.25	$0.10

Weighted average basic shares	30,371	29,951	30,379	30,054
Weighted average diluted shares	30,371	31,042	30,379	30,054

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, April 30, 2006 (Restated)	34,291	$343	$161,523	$(1,383)	$164,169	$130	$(42,156)	$282,627
Net income	—	—	—	—	7,467	—	—	7,467
Unrealized loss on interest rate swap contracts net of income tax benefit of $9	—	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	—	—	—	—	—	3,138	—	3,138

Comprehensive income	—	—	—	—	—	—	—	10,592
Exercise of stock options, including income tax benefit of $1,015	245	2	3,732	—	—	—	—	3,734
Issuance of deferred bonus shares from treasury stock	—	—	(429)	—	—	—	429	—
Deferred bonus expense	—	—	249	—	—	—	—	249
Stock compensation expense	—	—	5,788	—	—	—	—	5,788
Reclassification of unearned compensation due to the adoption of SFAS 123(R)	—	—	(1,383)	1,383	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(5,557)	(5,557)

Balance, January 28, 2007	34,536	$345	$169,480	$—	$171,636	$3,255	$(47,284)	$297,433

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine-Months Ended
	January 28, 2007	January 22, 2006
		(Restated)
Operating activities:
Net income	$7,468	$2,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,943	76,913
Amortization of deferred financing costs	1,942	2,320
Valuation and other charges	665	—
Early extinguishment of debt	—	2,110
Deferred income taxes	(1,413)	(2,212)
Gain on Derivative Instruments	726	(527)
Tax benefit of stock option exercise	—	1,242
Stock compensation expense	5,788	—
Deferred compensation expense	249	335
Gain on disposal of assets	(24,913)	—
Minority interest	2,216	4,387
Impairment charges	844	62,439
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(9,578)	(3,066)
Insurance receivable	(785)	(114,965)
Income taxes, net	(1,021)	5,734
Prepaid expenses and other assets	(11,448)	(3,753)
Accounts payable and accrued liabilities	7,233	8,496

Net cash provided by operating activities	50,914	42,452

Investing activities:
Purchase of property and equipment	(288,569)	(157,458)
Acquisition of license	(4,000)	(5,775)
Purchase of short-term investments, net of sales	647	(2,901)
Changes on notes receivable	—	21
Proceeds from sales of assets	3,657	—
Proceeds from sale of assets held for sale	238,725	—
Insurance proceeds for hurricane damages	22,617	26,088
Restricted cash	(400)	(173)
Prepaid deposits and other	(3,878)	(10,652)

Net cash used in investing activities	(31,201)	150,850

Financing activities:
Proceeds from debt	130	122,475
Increase in line of credit	202,200	2,524
Decrease in line of credit	(205,400)	—
Principal payments on debt	(5,776)	(49,609)
Payment of deferred financing costs	(68)	(1,792)
Tax benefit of stock compensation expense	1,015	—
Purchase of treasury stock	(5,557)	(8,493)
Proceeds from exercise of stock options	2,717	5,044

Net cash provided by financing activities	(10,739)	70,149

Effect of foreign currency exchange rates on cash	9	(733)
Net decrease in cash and cash equivalents	8,983	(38,982)
Cash and cash equivalents at the beginning of period	120,884	146,433

Cash and cash equivalents at the end of the period	$129,867	$107,450

Supplemental disclosure of cash flow information:
Net cash payments for:
Interest (net of capitalized interest)	$55,539	$50,731
Income taxes, net of refunds	16,897	(545)

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Background and Nature of Operations

Isle of Capri Casinos, Inc. and its subsidiaries (together with its subsidiaries the “Company” or “Isle of Capri”) was incorporated in Delaware in February 1990. The Company is a leading developer, owner, and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. The Company wholly owns and operates ten casino gaming facilities in the United States located in Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City and Boonville, Missouri; Bettendorf, Davenport and Marquette, Iowa; and Pompano Beach, Florida. The Company also owns a 57% interest in, and receives management fees for operating, two gaming facilities in Black Hawk, Colorado. One of these facilities in Black Hawk, Colorado operates under the name “Isle of Capri” and features the Company’s distinctive tropical island theme. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England and a wholly owned casino to be opened in the summer of 2007 in Coventry, England. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida at the site of its Pompano Beach casino facility.

Discontinued operations relate to those of the Colorado Grande casino, located in Cripple Creek, Colorado (“Colorado Grande-Cripple Creek”), the Riverboat Gaming Corporation of Mississippi-Vicksburg (“Isle-Vicksburg”) located in Vicksburg, Mississippi and the Louisiana Riverboat Gaming Partnership (“Isle-Bossier City”) located in Bossier City, Louisiana. The sale of Colorado Grande – Cripple Creek was closed on April 25, 2005. On July 31, 2006, the Company closed the sale of Isle-Bossier City and Isle-Vicksburg. The financial position and results of the discontinued operations are presented as assets held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” For further discussion see Note 4.

On June 1, 2006, the Company notified its landlord of its decision to terminate its lease at Isle-Our Lucaya in Freeport, Grand Bahama. In the first fiscal quarter, the Company recorded approximately $2.2 million in lease termination costs in accordance with FASB Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” This charge, included in marketing and administrative expenses, relates to the Company’s planned closure of the Isle-Our Lucaya operation by June 2007. Recently, the Company has entered into discussions with the Bahamian government that may result in the Company continuing its operations at the Isle-Our Lucaya.

On May 11, 2005, the Company announced that the Iowa Racing and Gaming Commission awarded it a gaming license in Waterloo, Iowa. Construction is underway on a 35,000 square foot single level casino with 1,300 gaming positions, three restaurants, a 200-room hotel and 1,000 parking spaces. The project scope has recently been expanded and will also include a nightclub, a full service spa and a resort pool. The Company expects the property to open in July 2007 at a total cost of approximately $175 million.

On January 4, 2006, a Florida statute became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. Although there are pari-mutuel facilities in numerous other counties in the State of Florida, slot machine gaming is only authorized in Broward County where Pompano Park is located. On April 14, 2007, the Company opened a gaming facility consisting of 1,500 slot machines, four restaurants and a feature bar at Pompano Park adjacent to the existing grandstand, which cost approximately $176 million to construct. The statue also requires Pompano Park to pay an annual license fee of $3 million and gaming taxes equal to 50% of Pompano Park’s net slot machine revenue plus combined county and city taxes approximating an additional 3.5% on the first $250 million of net slot machine revenue and 5% on net slot machine revenue over $250 million.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Background and Nature of Operations (continued)

Litigation is presently ongoing which if ultimately determined adversely could invalidate the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels could eliminate the Company’s right to operate slot machines at Pompano Park. The Company can provide no assurance as to the outcome of this litigation. For more information, please see the risk factors below.

On August 18, 2006, the Harrison County Planning Commission approved the Company’s master plan for its previously announced 50-acre development in west Harrison County, Mississippi, which is approximately 20 miles from the Mississippi/Louisiana state border near Interstate 10. Preliminary plans call for the estimated $320 million project to include a single-level gaming facility with over 2,000 gaming positions, a hotel, restaurants and a complement of additional resort amenities. The project remains in the preliminary planning stages, and is subject to certain significant conditions, including but not limited to the receipt of all necessary licenses, approvals and permits.

On January 11, 2007, the Company announced that its president and chief operating officer will be stepping down. The Company is in the process of a comprehensive search for his replacement. The president and chief operating officer is continuing in his management responsibilities while the search for his replacement is ongoing.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, except with regard to the independent auditors’ review as discussed above under “Restatement – Overview”. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2007.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year, as occurred in the fiscal year ended April 30, 2006. Fiscal 2007 is a 52 week year which commenced on May 1, 2006 and ends on April 29, 2007.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial position and results of discontinued operations, of Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek are presented as assets held for sale in the consolidated balance sheet as of April 30, 2006 and as discontinued operations in the consolidated statements of operations for all periods presented in accordance with SFAS No. 144.

In April 2006, the Company’s Board of Directors approved a plan to close the Isle-Our Lucaya facility in Freeport, Grand Bahama. Effective June 1, 2006, the Company notified its landlord of its decision to terminate the lease and the Company intends to cease operations by June 1, 2007 as required by its lease. The Company will continue to report the results of the Isle-Our Lucaya property as continuing operations until a probable sale of this facility is reached or operations are ceased, at which time, these results will be reported as discontinued operations in accordance with SFAS No. 144. The Company has recently entered into discussions with the Bahamian government that may result in the Company continuing its operations at the Isle-Our Lucaya.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Background and Nature of Operations (continued)

New Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that a company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective in the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements, and such impact cannot be reasonably estimated at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in GAAP and to expand disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain measurements on earnings (or changes in net assets) for the period. SFAS No. 157 becomes effective in the first quarter of fiscal 2008. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157 on its financial statements, and such impact cannot be reasonably estimated at this time.

2. Restatement

On March 12, 2007, the Company announced that it would restate its financial statements for the fiscal years ended April 25, 2004, April 24, 2005 and April 30, 2006 and the quarterly results for fiscal 2005 and 2006 included therein, and for the first two quarters of fiscal 2007. This Form 10-Q for the three and nine months ended January 28, 2007 and January 22, 2006 has been filed prior to the filing of amended forms 10-K and 10-Q’s for the above referenced periods. Financial information reported within this Form 10-Q for the nine months ended January 28, 2007 and the three and nine months ended January 22, 2006 contains the restatement of prior period financial information as referred to above.

The Company’s independent registered public accounting firm has not completed an audit or review of any of the Company’s restated financial statements or a review of any of the interim financial statements included within this form 10-Q. Furthermore, the financial information presented in this form 10-Q related to the fiscal year ended April 30, 2006 is unaudited.

Background

During the course of the Company’s third quarterly review, management and the Company’s independent auditors identified issues that, when corrected, had a material effect upon the Company’s previously issued financial statements. The primary issues related to this restatement are disclosed as follows:

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Restatement (continued)

Adjusted Items

International Operations

Lease Accounting

The Company entered into an agreement during fiscal 2004 to lease space for a new casino (which is still under construction and is expected to open in fiscal year 2008) in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. Through discussions with the Company’s independent registered public accounting firm, the Company determined that due to certain structural elements installed by the Company during the construction of the space being leased and certain prepaid lease payments made by the Company, the Company is required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). As a result, the Company has been required to record property and equipment, (net) of $51.5 million and $43.5 million as of October 29, 2006 and April 30, 2006, respectively. Additionally, the Company has been required to record a long term obligation for $40.6 million and $43.5 million as of October 29, 2006 and April 30, 2006 respectively, even though we do not own these assets, are not the obligor on the corresponding long-term obligation and do not participate in or control the operations of the convention center. The Company has also been required to record adjustments to depreciate these assets of $2.8 million, including $0.5 million and $1.4 million for the three and nine month periods ended January 28, 2007 and $0.4 million and $0.9 million for the three and nine month periods ended January 22, 2006. The Company has also recorded cumulative interest expense of $2.7 million on the other long-term obligation as of October 29, 2006, including $0.5 million and $1.4 million for the three and nine month periods ended January 28, 2007 and $0.5 million and $1.4 million for the three and nine month periods ended January 22, 2006. The Company has also reversed previously recorded rent expense of $2.9 million, including $0.7 million and $2.9 million for the three and nine month periods ended January 28, 2007 and none for the three and nine month periods ended January 22, 2006 and has also reversed previously recorded interest income of $1.8 million, including $0.2 million and $0.7 million for the three and nine month periods ended January 28, 2007 and $0.2 million and $0.5 million for the three and nine month periods ended January 22, 2006. The cumulative effect of these restatement items reduced retained earnings $2.5 million, including $2.2 million as of October 29, 2006 and $2.1 million as of April 30, 2006. Additionally, prepaid deposits were reduced by $10.7 million related to this adjustment.

Blue Chip Casinos plc

During the fiscal quarter ended January 28, 2007, the statutory audits of the financial statements of Blue Chip (“Blue Chip”) for the fiscal years ended April 24, 2005 and April 30, 2006, were completed. Blue Chip Casinos plc is a 66-2/3% owned subsidiary of the Company, which operates pub-style casinos in the United Kingdom (UK). In accordance with the original agreement governing Blue Chip’s operations, Blue Chip was managed by its UK-based minority shareholders during the impacted periods. The Company assumed management responsibilities of Blue Chip during fiscal 2007. The completion of these have resulted in adjustments that reduced our retained earnings by approximately $2.3 million as of April 30, 2006. These adjustments related primarily to the identification and recording of fixed assets which were not properly recorded as originally reported and the associated depreciation related to those assets, as well as corrections for previously un-reconciled expense and balance sheet accounts related primarily to payroll issues and operating activities. Of the $2.3 million reduction in retained earnings, $1.6 million was recorded in the fiscal year ended April 24, 2005 and the remaining $0.7 million was recorded in the fiscal year ended April 30, 2006.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Restatement (continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been restated to reflect the following:

Lady Luck Customer Lists

When the Company acquired Lady Luck Gaming Corporation in March 2000, it capitalized Lady Luck’s customer lists as an intangible asset. This asset should have been amortized over a service life of 3 years, but amortization was incorrectly discontinued when the Company implemented Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”) at the beginning of fiscal 2002. The Company has determined that the remaining balance of $4.0 million should have been fully amortized over a three year service life, and therefore adjustments have been made to fully amortize this asset by the fiscal year ended April 27, 2003. The cumulative effect of these adjustments reduced retained earnings $2.2 million as of April 27, 2003. Additionally, the Company has reclassified a net amount of $1.3 million from other intangibles to goodwill, which had been improperly classified at the date of acquisition.

Biloxi Berthing Rights

The Company recorded payments made for berthing rights related to the Isle-Biloxi pursuant to a 1992 agreement and was amortizing the asset over a twenty-year period prior to the adoption of FAS 142 at the beginning of fiscal 2002. The Company should have been amortizing this asset over a ten year period. Through the adoption of FAS 142 the Company incorrectly reclassified the unamortized balance of these berthing rights to Goodwill and ceased amortization. It has been determined that the remaining balance of $3.5 million should have been fully amortized by the fiscal year ended April 28, 2002. The cumulative effect of this adjustment reduced retained earnings $1.9 as of April 28, 2002.

Isle-Bossier City & Isle-Lake Charles intangible assets reclassification

During the course of evaluating its tax positions on various entities, it was discovered that an error had occurred in the allocation of intangible assets related primarily to gaming licensing costs at two of the Company’s Louisiana properties. Specifically, in fiscal 2001, the Company had recorded net intangible assets of $10.4 million related to one of its Lake Charles riverboat licenses in error at its Bossier City property. This error resulted in the miscalculation of the pretax gain on the sale of discontinued operations in the second quarter of fiscal 2007 related to the disposal of Isle-Bossier City, along with Isle-Vicksburg. As a result, the adjustment to correct this error increased the pre-tax gain on sale by $10.4 million. The cumulative effect of this adjustment increased retained earning $5.2 million as of October 29, 2006.

Income Taxes

During the third fiscal quarter ended January 28, 2007, the Company identified certain income tax adjustments which were corrected in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). All tax adjustments have been recorded in the respective period in which the event occurred. As a result of these restatements, the Company’s cumulative retained earnings were increased $5.0 million and $2.8 million as of October 29, 2006 and April 30, 2006, respectively.

Hurricane Impairment

In the fiscal quarter ended October 29, 2006, the Company identified and recorded $7.1 million in fixed assets at Isle-Biloxi that should have been recorded as impaired assets related to damages from Hurricane Katrina in the fiscal quarter ended October 23, 2005. Due to the fact that these assets were not impaired in the proper time period, they continued to be depreciated until their recent identification. To correctly present this impairment in the proper period, the impairment and the related depreciation has been reversed from the periods affected. The cumulative effect of these adjustments increased retained earnings $0.2 million as of October 29, 2006. This error also caused the insurance receivable to be understated by $7.1 million as of October 23, 2005 which was also corrected through this adjustment.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Restatement (continued)

Other Adjustments

As part of the restatement process, the Company has made correcting adjustments for items previously determined to be immaterial:

The Company identified an expense of $1.6 million that the Company had incorrectly booked over the lifetime of the Company’s operations which related to the initial funding for progressive slot machine jackpots. As a result of this restatement, the cumulative amount of this expense, which had been previously recognized, was reversed on the statement of operations for the year ended April 30, 2006. The financial statements have been restated to be reflected in the appropriate periods in which the expense was first incorrectly recognized. As of fiscal year end April 30, 2006 there was no net effect on retained earnings related to this adjustment.

Management identified adjustments to both interest expense and interest income relating to tax incremental financing at the Isle-Bettendorf. For the year ended April 25, 2004, interest expense has been reduced and interest receivable has been increased for $1.0 million related to an adjustment for an incorrectly calculated accrual. For the fiscal year ended April 24, 2005, interest expense and accounts payable have been reduced by $0.1 million to correct for an overstatement of interest related to TIF bonds held by Isle-Bettendorf. For the fiscal year ended April 30, 2006, interest expense and accounts payable have been increased by $0.2 million to correct for an accrual which had been incorrectly calculated.

Discontinued operations related to Isle-Vicksburg and Isle-Bossier City in previously reported financial statements included additional interest expense allocated to them from continuing operations based on a net asset ratio provided for by Emerging Issues Task Force 87-24 “Allocation of Interest to Discontinued Operations” (“EITF 87-24”). The restatement of prior period financial statements has changed the amount of interest allocated from continuing operations to discontinued operations based on that formula. For the year ended April 24, 2005, $0.5 million of interest expense has been reallocated back to continuing operations. Interest expense in the amounts of $0.3 millions, $0.2 million, $0.3 million and $0.2 million have also been reallocated back to continuing operations for the three months ended July 24, 2005, October 23, 2005, January 22, 2006 and April 30, 2006, respectively.

Other additional adjustments primarily related to a reclassification of $0.6 million in rent expense at Isle-Davenport from the fiscal year ended April 24, 2005 to the fiscal year ended April 25, 2004, a reduction of gaming revenue and cash in the fiscal year ended April 24, 2005 of $0.3 million related to a cash reconciliation at Isle-Natchez, a recognition in the fiscal year ended April 24, 2005 of $0.2 million in other revenue and accounts receivable related to interest rate swaps at Isle-Black Hawk and other adjustments to correct for miscellaneous accruals.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Restatement (continued)

The following tables present the impact of the restatement adjustments on the consolidated financial statements presented in this Form 10-Q by line item.

Consolidated Balance Sheet

(Increase/(Decrease) in thousands)

	April 30, 2006
	As Previously Reported	Adjustment	As Restated
ASSETS
Cash and cash equivalents	$121,193	$(309)	$120,884
Accounts receivable, net	17,268	(65)	17,203
Insurance receivable, net	72,053	7,308	79,361
Prepaid expenses and other assets	15,560	(766)	14,794
Assets held for sale	222,446	(10,365)	212,081
Total current assets	476,144	(4,197)	471,947
Property and equipment, net	938,428	42,176	980,604
Goodwill	296,354	8,198	304,552
Other intangible assets	74,789	(975)	73,814
Deferred financing costs, net	16,064	98	16,162
Prepaid deposits and other	29,955	(11,046)	18,909
Total assets	1,833,944	34,254	1,868,198
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	58,561	703	59,264
Interest	10,523	340	10,863
Payroll and related	56,904	412	57,316
Property and other taxes	25,888	157	26,045
Income taxes	10,323	1,582	8,741
Progressive jackpots and slot club awards	12,415	122	12,293
Other	40,652	1,450	42,102
Total current liabilities	223,854	1,359	225,213
Deferred income taxes	58,105	(1,475)	56,630
Other accrued liabilities	23,580	(1,599)	21,981
Other long term obligations	—	42,366	42,366
Additional paid-in capital	160,508	1,015	161,523
Retained earnings (1)	165,156	(987)	164,169
Accumulated other comprehensive income	220	(90)	130
Total stockholders' equity	282,688	61	282,627
Total liabilities and stockholders' equity	1,833,944	34,254	1,868,198

(1)	The cumulative effect of the restatement adjustment as of the fiscal year ended April 24, 2005 (effectively beginning retained earnings for fiscal year ended April 30, 2006) was a decrease of approximately $2.0 million. Included in this decrease is a $4.9 million decrease in retained earnings related to Coventry lease adjustments, a decrease of $1.6 million related to the Blue Chip prior year adjustments, and a decrease to retained earnings of approximately $1.1 million for various other adjustments.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Restatement (continued)

Consolidated Statements of Operations

Increase (decrease) (in thousands, except per share data)

	Three Months Ended January 22, 2006			Nine Months Ended January 22, 2006
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenues:
Food, beverage and other	$27,270	$68	$27,338	$86,824	$528	$87,352
Gross revenues	272,777	68	272,845	820,208	528	820,736
Operating expenses:
Gaming taxes	52,868	—	52,868	155,882	(674)	155,208
Food, beverage and other	6,827	1	6,828	21,039	3	21,042
Marine and facilities	13,148	(3)	13,145	41,819	(9)	41,810
Marketing and administrative	65,572	33	65,605	208,477	(370)	208,107
Depreciation and amortization	21,541	417	21,958	64,789	877	65,666
Total operating expenses	203,235	448	203,683	622,160	(173)	621,987
Operating income	25,721	(380)	25,341	59,331	701	60,032
Interest expense	(18,665)	(583)	(19,248)	(54,311)	(1,430)	(55,741)
Interest income	754	(170)	584	2,588	(441)	2,147
Income (loss) from continuing operations before income taxes	5,261	(1,133)	4,128	1,111	(1,170)	(59)
Income taxes (benefit)	3,305	(1,398)	1,907	1,391	(816)	575
Income (loss) from continuing operations	1,956	265	2,221	(280)	(353)	(633)
Income from discontinued operations including gain on sale, net of income taxes	2,177	(167)	2,010	4,178	(546)	3,632
Net income (loss)	4,133	98	4,231	3,898	(899)	2,999

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Restatement (continued)

Consolidated Statement of Cash Flows

Increase (decrease) (in thousands)

	Nine Months Ended January 22, 2006
	As Previously Reported	Adjustment	As Restated
Operating activities:
Net income	$3,898	$(899)	$2,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,037	876	76,913
Gain on Derivative Instruments	—	(527)	(527)
Impairment charges	55,184	7,255	62,439
Accounts receivable	(3,108)	42	(3,066)
Insurance receivable	(81,622)	(33,343)	(114,965)
Income taxes, net	6,551	(817)	5,734
Accounts payable and accrued liabilities	7,291	1,205	8,496

Net cash provided by operating activities	68,660	(26,208)	42,452

Investing activities:
Insurance proceeds for hurricane damages	—	26,088	26,088
Prepaid deposits and other	(10,729)	77	(10,652)

Net cash used in investing activities	(177,015)	26,165	150,850

Net decrease in cash and cash equivalents	(38,939)	(43)	(38,982)
Cash and cash equivalents at the beginning of period	146,743	(310)	146,433

Cash and cash equivalents at the end of the period	$107,804	$(354)	$107,450

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation

Effective May 1, 2006, the Company adopted the FASB Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” using the modified prospective method, thus, results for the periods prior to May 1, 2006 have not been restated in relation to the application of SFAS 123(R).

As a result of adopting SFAS 123(R), the Company recognized $1.5 million and $5.7 million for stock option expense for the three and nine months ended January 28, 2007, respectively, which is included in marketing and administrative expense in the Consolidated Statements of Operations for the respective periods. The total income tax benefit recognized was approximately $0.5 million and $1.0 million for the three and nine months ended January 28, 2007, respectively. The incremental expense, net of income tax benefit, for stock options decreased diluted earnings per share by $0.03 and $0.16 for the three and nine months ended January 28, 2007, respectively. As of January 28, 2007, there was $10.0 million in unrecognized stock compensation costs, related to unvested options, which the Company will expense over the remaining vesting period, approximately 5 years with a weighted average period of 3.5 years.

For periods prior to May 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense was reflected in net income related to stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recognized a tax benefit from the exercise of certain stock options. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had adopted SFAS No. 123(R) for the three and nine months ended January 22, 2006.

	Three Months Ended January 22, 2006	Nine Months Ended January 22, 2006
	(Restated)	(Restated)
(In thousands, except per share data)

Income (loss) from continuing operations	$2,221	$(634)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(761)	(2,902)

Pro forma income (loss) before discontinued operations	$1,460	$(3,536)
Income from discontinued operations	2,010	3,632

Pro forma net income	$3,470	$96

Earnings (loss) per share: Basic
As Reported
Income (loss) from continuing operations	$0.05	$(0.12)
Income from discontinued operations	0.07	0.12

Net income	$0.12	$0.0

Earnings (loss) per share: Basic
Pro Forma
Income (loss) from continuing operations	$0.05	$(0.12)
Income from discontinued operations	0.07	0.12

Net income	$0.12	$0.0

Earnings (loss) per share: Diluted
As Reported
Income (loss) from continuing operations	$0.07	$(0.02)
Income from discontinued operations	0.06	0.12

Net income	$0.14	$0.10

Earnings (loss) per share: Diluted
Pro Forma
Income (loss) from continuing operations	$0.05	$(0.12)
Income from discontinued operations	0.06	0.12

Net income	$0.11	$0.0

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the range of assumptions disclosed in the following table for the periods presented. Expected volatility is calculated using historical volatility of the Company’s stock prices over a range of dates equal to the expected term of a grant’s options. The expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.

	Nine-Months Ended January 28, 2007	Nine-Months Ended January 22, 2006
Expected volatility	52.17% - 52.50%	52.99% - 55.80%
Weighted-average volatility	52.50%	55.03%
Expected dividends	None	None
Expected term (in years)	1.00 - 5.85	6.62 - 6.51
Risk-free rate	4.64% - 5.22%	4.00% - 4.56%

Additionally, under the Company’s Deferred Bonus Plan, the Company issues non-vested stock to eligible officers and employees. The Company amortizes the fair value of the non-vested stock ratably over the vesting period of five years.

The following table presents the number and weighted average grant-date fair value of shares granted, vested and forfeited during the nine months ended January 28, 2007:

	Number of Shares	Weighted Average Fair Value
Non-vested stock at May 1, 2006	121,069	$19.60
Shares granted	—	—
Shares vested	(11,074)	19.58
Shares forfeited	(8,013)	20.00

Non-vested stock at January 28, 2007	101,982	$19.57

The Company has three stock-based compensation plans, the 1992 Stock Option Plan, the 1993 Stock Option Plan, and the 2000 Stock Option Plan, as amended, which have a maximum of 1,058,750, 4,650,000 and 3,500,000 options, respectively, reserved for issuance and may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. The Company has 753,608 shares available for future issuance under its equity compensation plans as of January 28, 2007.

A summary of option activity for the nine months ended January 28, 2007 is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding options at May 1, 2006	2,932,100	$15.85
Options granted	632,785	25.01
Options exercised	(242,846)	11.29
Options forfeited and expired	(200,361)	18.53

Outstanding options at January 28, 2007	3,121,678	$17.88	$22,788,249

Outstanding exercisable options at January 28, 2007	1,693,698	$13.94	$19,029,375
Weighted average fair value of options granted	$13.42

The total intrinsic value of options exercised was $3.2 million during the nine months ended January 28, 2007. Upon the exercise of options, the Company issues new shares. The weighted average fair value of options granted during the nine months ended January 28, 2007 was $13.42. The total fair value of options vested during the nine months ended January 28, 2007 was $5.6 million.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Stock-Based Compensation (continued)

The following table summarizes information about stock options at January 28, 2007:

Outstanding as of January 28, 2007				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.86 - 5.73	180,929	1.4 years	$3.13	180,929	$3.13
5.73 - 8.59	308,485	4.6 years	6.50	308,485	6.50
8.59 - 11.46	140,422	2.7 years	10.25	140,422	10.25
11.46 - 14.32	75,829	1.7 years	12.79	75,829	12.79
14.32 - 17.19	476,329	4.7 years	15.51	410,979	15.50
17.19 - 20.05	10,043	2.7 years	17.92	10,043	17.92
20.05 - 22.92	1,046,327	7.3 years	20.36	444,597	20.41
22.92 - 25.78	877,428	7.4 years	24.43	120,528	24.56
25.78 - 28.65	5,886	9.4 years	25.03	1,886	26.83

$2.86 - 28.65	3,121,678	6.4 years	$17.90	1,693,698	$13.94

The weighted average remaining contractual life for options exercisable as of January 28, 2007 is 4.5 years.

4. Discontinued Operations

On February 14, 2006, the Company announced that it had entered into a definitive purchase agreement, dated February 13, 2006 to sell its properties in Bossier City, Louisiana and Vicksburg, Mississippi to privately owned Legends Gaming, LLC for $240 million cash less the Company’s portion of closing costs. The sales agreement includes a net working capital adjustment to the purchase price. The transaction closed on July 31, 2006. Therefore, there were no assets held for sale on the consolidated balance sheet as of January 28, 2007. Assets held for sale on the consolidated balance sheet as of April 30, 2006 of $212.1 million relates to $42.8 million of fixed assets at Isle-Vicksburg and $126.3 million of fixed assets and $43.0 million of goodwill and other intangible assets at Isle-Bossier City. In relation to the restatement, $10.4 million was identified as net goodwill at Isle-Bossier City, which related to the acquisition of Isle-Lake Charles that had been inappropriately placed on the Isle-Bossier City’s books. As a result the gain on the sale of these assets in the fiscal quarter ended October 29, 2006 was understated. This goodwill has been corrected as a reclassification to Isle-Lake Charles and the pretax gain on the sale of discontinued operations has increased to $24.1 million, pre-tax.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Discontinued Operations

Net revenues, pretax income from discontinued operations, income tax expense (benefit) on discontinued operations, gain on sale of discontinued operations, income tax expense on sale of discontinued operations and income from discontinued operations, which includes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek are summarized as follows:

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 22, 2006	January 28, 2007	January 22, 2006
(In thousands)		(Restated)		(Restated)
Net revenues	$44	$40,892	$41,370	$117,834
Pretax income from discontinued operations	383	3,889	5,545	7,286
Gain on sale of discontinued operations	—	—	24,117	—
Income taxes from discontinued operations	167	1,879	14,514	3,654
Income from discontinued operations	216	2,010	15,148	3,632

For the three months ended January 28, 2007 and January 22, 2006, there was $0 and $2.5 million, respectively, additional net interest expense allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation. For the nine months ended January 28, 2007 and January 22, 2006, additional net interest expense of $3.2 million and $8.0 million, respectively, has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation.

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

The Company has insurance coverage related to damage from the three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes. The Company believes it will receive proceeds from its insurance carrier related to all four types of losses the Company has sustained, and through January 28, 2007 has received advances of $98.0 million, of which $28.5 million was received in the third fiscal quarter of 2007 and $47.3 was received in the nine months ended January 28, 2007. The Company recorded an additional receivable of $2.8 million as the result of the receipt of a proof of loss for business interruption-loss of income related to Hurricane Rita at the Isle-Lake Charles and Hurricane Wilma at Pompano Park, which are reflected as other revenue in the accompanying consolidated statement of operations. No cash had been received on this proof of loss, as of January 28, 2007; however, the funds were collected subsequent to the end of the quarter. The Company continues to negotiate with its insurers to settle the claim. The timeline for final settlement of the claim is not yet determinable.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Hurricanes and Related Charges (continued)

During fiscal year 2006, the Company recognized asset impairments and losses of $68.6 million based on assessments of damage at all its locations. During fiscal 2007, the Company recognized an additional $7.2 million of impairment based on further assessments. As part of the restatement, $7.2 million has been reclassified to be reflected in the balance as of October 23, 2005. The Company has also incurred out-of-pocket costs directly related to the hurricanes and the property operating costs related to the period of closure caused by the hurricanes, of $62.2 million during fiscal year 2006. The Company has incurred an additional $18.4 million in the fiscal year 2007, of which $3.3 million was recorded during the third fiscal quarter. The total amount of losses recognized and expenses incurred of $159.9 million has been recorded as “Hurricane related charges, net” and has been offset by $155.1 million, which the Company believes is probable that it will collect from its insurance carriers under its policy coverage. The remaining amount of $4.8 million represents the Company’s deductible portion of its claims, which was recorded during fiscal year 2006. As discussed, the Company has been receiving advances against its insurance claims from the applicable insurance carriers and believes it may ultimately collect more than the $159.9 million of gross receivable recorded in the financial statements due to its replacement value coverage for its property damage and the lost profits component of its coverage. The Company will recognize any amounts in excess of the recorded loss as gains when it and the insurance carriers agree to the final amounts to be paid to the Company for the losses sustained. The following table shows the activity flowing through the insurance accounts:

Items Incurred as of January 28, 2007
Property impairment	$76,239
Incremental costs incurred	80,838
Loss of income*	2,817
Hurricane related charges	(4,776)

Insurance receivable, gross	$155,168
Insurance receipts	(98,015)

Insurance receivable, net	$57,103

* Represents business interruption claim for loss of income for which a proof of loss has been received.

6. Goodwill and Other Intangible Assets

As part of the restatement, it was discovered that in fiscal 2001, the Company had recorded licenses and goodwill related to one of its Lake Charles riverboats in error at its Bossier City property. This error resulted in the miscalculation of the pretax gain on sale of discontinued operations in the second quarter of fiscal 2007 related to the disposal of Isle-Bossier City, which had been classified as an asset held for sale prior to its disposal. The total amount of the reclassification is $10.4 million, which is net of accumulated amortization.

The Company has also recorded a correction to other intangible related to customer list acquired during the Lady Luck Gaming Corporation acquisition in fiscal year 2000. These lists should have been fully amortized over a three-year service life. The balance of trademarks and player database has been restated to reflect the correction. The net effect is a reduction of trademarks and player database in the amount of $4.0 million. Additionally, $1.3 million of net intangible assets, also related to the Lady Luck acquisition, which had previously been classified in error to other intangible asset was reclassified as part of the restatement to Goodwill.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets (continued)

The Company has written off $3.5 million of net goodwill at Isle-Biloxi, related to berthing costs improperly booked as goodwill. This amount has been written off in relation to the restatement in a period prior to the financial statements contained in this filing.

Please refer to Note 2 for further discussion of these items.

	Goodwill	Gaming Licenses	Trademarks & Player database	Other Intangibles, net	Total Goodwill and Other intangibles
April 30, 2006 balance (As Previously Reported)	$296,354	$57,224	17,565	$74,789	$371,143
Biloxi berthing rights	(3,493)			—	(3,493)
Lady Luck customer lists			(4,018)	(4,018)	(4,018)
Lady Luck misclassification	1,347		(1,347)	(1,347)	—
Lake Charles / Bossier City misclassification	3,372	6,994		6,994	10,366
Waterloo net present value adjustment		(2,603)		(2,603)	(2,603)
Purchase accounting adjustments	6,972			—	6,972

April 30, 2006 balance (Restated)	$304,552	$61,615	$12,200	$73,815	$378,367

Balance, January 28, 2007 (Unaudited)	$304,552	$61,615	$12,200	$73,815	$378,367

7. Long-Term Debt

	January 28, 2007	April 30, 2006
	(In thousands)
Long-term debt consists of the following:

7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below)
Variable rate term loan	294,250	296,500
Revolver	—	—
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri Casinos, Inc. (described below)
Variable rate term loan Tranche C	187,625	189,050
Revolver	17,400	20,600
Isle-Black Hawk Special Assessment BID Bonds, non-recourse to Isle of Capri Casinos, Inc. (described below)	411	472
Blue Chip Credit Facility (7.25% at January 28, 2007) due July 2009; non-recourse to Isle of Capri Casinos, Inc. (described below)	6,694	6,563
Variable rate TIF Bonds due to City of Bettendorf (described below)	2,308	2,926
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,505	1,675
Other	3,361	3,494

	1,213,554	1,221,280
Less current maturities	8,602	8,588

Long-term debt	$1,204,952	$1,212,692

The following is a brief of the Company’s borrowing arrangements. Certain of these arrangements contain financial covenants.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (continued)

7% Senior Subordinated Notes

On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014 (“7% Senior Subordinated Notes”). The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and the Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 12. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, including the $200 million in aggregate principal amount of the existing 9% Senior Subordinated Notes, and senior to any future subordinated indebtedness. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1 and September 1 through maturity. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1 of the years indicated below:

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

The Company’s failure to timely file this Form 10-Q resulted in a default under the terms of the indenture. The Company provided notice of the default to the trustee as required by the indenture. Upon filing this Form 10-Q, the default is no longer continuing and is considered remedied.

9% Senior Subordinated Notes

On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (“9% Senior Subordinated Notes”). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 12. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% Senior Subordinated Notes and senior to any future subordinated indebtedness. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity. The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below:

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

The Company’s failure to timely file this Form 10-Q resulted in a default under the terms of the indenture. The Company provided notice of the default to the trustee as required by the indenture. Upon filing this Form 10-Q, the default is no longer continuing and is considered remedied.

Senior Secured Credit Facility

On February 4, 2005, the Company entered into an amended senior secured credit facility, which provides for a $400.0 million revolving credit facility maturing on February 4, 2010 and a $250.0 million term loan facility maturing on February 4, 2011 (or February 6, 2012 if the Company elects to refinance its existing 9% Senior Subordinated Notes currently due in March 2012). On August 3, 2005, the Company exercised its option for a delayed draw term loan for an additional $50.0 million. The draw was accessed in anticipation of funding the Company’s ongoing development projects. At the Company and the lead arranger’s mutual discretion, the Company may increase the revolver and/or term loan, in an aggregate amount up to $200.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on March 31, 2005 and ending on February 4, 2011 unless extended as described above. The revolving credit facility may bear interest at the Company’s option (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan may bear interest at the Company’s option (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%.

The Company is required to pay an annual commitment fee of 0.5% of the unused revolving facility.

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. There has been no material defaults. However, as a result of the Company’s delay in filing this Form 10-Q, the Company did not meet its obligation to file certain financial reporting requirements. On March 15, 2007, the Company received a limited waiver on meeting these financial reporting requirements through June 15, 2007. Upon the filing of this Form 10-Q, the Company will have met this obligation.

The weighted average effective interest rate of total debt outstanding under the senior secured credit facility at January 28, 2007, was 7.91%.

At January 28, 2007, the Company had $294.3 million outstanding under the senior secured term loan credit facility and no outstanding balance under the revolving credit facility.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (continued)

Isle-Black Hawk Senior Secured Credit Facility

On October 24, 2005, Isle of Capri Black Hawk, L.L.C. (“Isle-Black Hawk”), a joint venture company that owns and operates two casinos in Black Hawk, Colorado, which is owned 57% by the Company and 43% by a subsidiary of Nevada Gold & Casinos, Inc., entered into a $240.0 million Second Amended and Restated Credit Agreement which provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At Isle-Black Hawk and the lead arranger’s mutual discretion, Isle of Capri Black Hawk, L.L.C. may increase the size of the revolver and/or term loan facility, in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on December 30, 2005 and ending on September 30, 2011. The revolving loans may bear interest at Isle-Black Hawk’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loans may bear interest at Isle-Black Hawks option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the lead arranger announces from time to time as its prime lending rate, plus an applicable margin of 1.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%. The Isle-Black Hawk is required to pay an annual commitment fee of 0.5% of the unused portion of the revolving facility. The credit agreement is secured by liens on substantially all of Isle-Black Hawk’s assets. The credit agreement contains customary representations and warranties and affirmative and negative covenants and is non-recourse to the Company.

Effective January 26, 2007, the Isle-Black Hawk Senior secured credit facility was amended to adjust for certain financial covenants. As of January 28, 2007, Isle-Black Hawk was in compliance with all financial covenants.

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk senior secured credit facility at January 28, 2007, was 6.81%.

Interest Rate Swap Agreements

The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million, or 39.0% of its variable rate term debt outstanding under the Isle-Black Hawk’s senior secured credit facility as of January 28, 2007. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until they terminate which starts in the first fiscal quarter of 2008 and continues through the fourth quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. The swaps are not designated as effective hedges. Accordingly, the Company has recognized expense totaling $0.3 million and $0.7 million due to the change in the fair value of the instrument for the three and nine months ended January 28, 2007.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt (continued)

Blue Chip Credit Facility

Blue Chip has an agreement with the Bank of Scotland to borrow up to £3.5 million ($6.9 million as of January 28, 2007) to fund its casino development program. As of January 28, 2007, £3.4 million ($6.7 million) is outstanding. The term loan is to be repaid in quarterly payments that commenced in July 2005, and extends to April 2009. The interest rate is either, at Blue Chip’s option, the Bank of Scotland’s base rate or LIBOR plus a variable margin. As of January 28, 2007 the variable margin rate was 2.00%. This debt is non-recourse to the Company.

Blue Chip was in compliance with all covenants as of January 28, 2007.

Isle-Bettendorf TIF Bonds

As part of the restatement, the Company identified adjustments to both interest expense and interest income. For the year ended April 25, 2004, interest expense has been reduced and interest receivable has been increased for $1.0 million related to an adjustment for an incorrectly calculated accrual. For the fiscal year ended April 24, 2005, interest expense and accounts payable have been reduced by $0.1 million to correct for an overstatement of interest related to TIF bonds held by Isle-Bettendorf. For the fiscal year ended April 30, 2006, interest expense and accounts payable have been increased by $0.2 million to correct for an accrual which had been incorrectly calculated.

As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf issued $9.6 million in tax incremental financing bonds (“TIF Bonds”), which was used by the Isle-Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City of Bettendorf’s obligations, the Isle-Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, the Isle-Bettendorf will pay the City of Bettendorf $0.25 per person for each person entering the boat until the remaining balance has been repaid.

Rhythm City – Davenport General Obligation Bonds

In 2002, The Rhythm City-Davenport entered into an agreement with the City of Davenport whereby the City of Davenport has constructed a sky-bridge connecting to the Rhythm City-Davenport’s facility, allowing safer access across the street and railroad tracks. In February 2004, the City of Davenport issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1% in connection with the Isle-Davenport’s portion of the cost of the sky-bridge. The Isle-Davenport is required to make annual payments of principal and interest to the City of Davenport to retire the bonds.

Lines of Credit

As of January 28, 2007, the Company has $413.9 million of capacity under its lines of credit and available term debt which consisted of $381.0 million in unused credit capacity under the revolving loan commitment on the senior secured credit facility, $28.6 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility, (limited to use by the Isle-Black Hawk and $4.2 million under other lines of credit and available term debt. As of April 30, 2006 capacity available under the liens of credit and available term debt was $361.2 million.

8. Arena Coventry Convention Center Lease

In fiscal 2004, a wholly owned subsidiary of the Company entered into an agreement (the “Lease”) to lease space for a new casino in Coventry, England in the sub-level of the Arena Coventry Convention Center, which was developed, owned and is operated by a non-affiliated entity. The lease term is twenty-five years with the option to terminate after fifteen years. It was determined that due to certain structural elements installed by the Company during the construction of the space being leased, the Company is required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”).

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Arena Coventry Convention Center Lease (continued)

Based on the agreement, the annual base rent is set for five-year periods and upon each 5th anniversary the rent is renegotiated by the parties to the agreement. The Company will be required to pay all of the costs associated with the operation of leased portion of the facility, including costs such as insurance, taxes and maintenance. The Lease imposes certain obligations on the Company and grants certain rights to the landlord in the event the Company defaults on the Lease. The Lease contains other customary representations, warranties, obligations, conditions, indemnification provisions, and termination provisions associated with leases of this nature.

As a result of the provisions in the Lease that are indicative of continuing involvement by the Company, the Lease qualifies as a financing method lease rather than a sale under sale-leaseback accounting for real estate. As a result, the Company initially recorded fixed assets as well as an offsetting other long-term obligation in the amount of £28.4 million (or $50.9 million), even though we do not own these assets, are not the obligor on the corresponding other long-term obligation and do not participate in or control the operations of the Arena Coventry Convention Center. This amount does not include the portion of the construction costs paid directly by the Company as they are included separately in the Company’s fixed assets. The related assets and other long term obligation will be reflected in the Company’s accompanying consolidated balance sheet until completion of the lease term, when they will be removed from the Company’s financial statements, and any remaining obligation will be recognized as a gain on sale of the facility and equipment. Future minimum lease payments due under the financing method lease obligation, as of January 28, 2007, were £0.1 million (or $0.2 million) in 2007, £0.6 million (or $1.1 million) in 2008, £0.6 (or $1.2 million) in 2009, £0.6 (or $1.2 million) in 2010, £0.6 (or $1.2 million) in 2011, and £19.3 million (or $37.8 million) thereafter, all of which represent interest using the effective interest method.

9. Accumulated Comprehensive Income

Accumulated comprehensive income consists of the following:

Balance, April 30, 2006 (Unaudited) (Restated)	$130
Foreign currency translation adjustment	740

Balance, July 30, 2006 (Restated)	870
Foreign currency translation adjustment	729

Balance, October 29, 2006 (Restated)	1,599
Foreign currency translation adjustment	1,656

Balance, January 28, 2007	$3,255

Foreign currency translation adjustment has been restated as of April 30, 2006, July 20, 2006 and October 29, 2006 for $0.4 million, $0.2 million and $0.1 million, respectively. These restatements are in relation to the correction in lease accounting related to the Arena in Coventry, England as described in Note 2. As a result of the operations of the Company’s international subsidiaries with functional currencies other than the U.S. dollar, a resulting currency translation adjustment is

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Accumulated Comprehensive Income (continued)

necessary. The assets and liabilities of the Company’s international subsidiaries are translated using the exchange rate in effect at the balance sheet date, with the resulting translation adjustment recognized as accumulated other comprehensive income.

The following table sets forth total comprehensive income for the three and nine months ended January 28, 2007 and January 22, 2006. Foreign currency translation adjustment has been restated for the three and nine months ended January 28, 2007 by $0.2 million and $0.2 million, respectively.

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 22, 2006	January 28, 2007	January 22, 2006
(In thousands)		(Restated)		(Restated)
Net Income	$9,491	$4,231	$7,467	$2,998
Foreign currency translation adjustment	1,656	494	3,125	(3,541)

Total comprehensive income	$7,835	$4,275	$10,592	$(543)

10. Contingencies

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.3 million as of January 28, 2007 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. The hearing took place during November 2006, and a decision is expected sometime during 2007. The civil matter was set for hearing before the Greek Supreme Court during May 2006; however, prior to the scheduled hearing date, the Greek Supreme Court reset the hearing for January 8, 2007. The case was heard as scheduled, and a decision is expected in mid to late 2007. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

The Company is subject to various contingencies and litigation matters and has a number of unresolved claims. Although the ultimate liability of these contingencies, litigation and claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 22, 2006	January 28, 2007	January 22, 2006
(In thousands, except per share data)		(Restated)		(Restated)
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(9,707)	$2,221	$(7,681)	$(633)
Discontinued operations:
Income (loss) from discontinued operations, including gain on sale, net of taxes	216	2,010	15,148	3,632

Net income (loss)	$(9,491)	$4,231	$7,467	$2,999

Denominator:
Denominator for basic earnings (loss) per share— weighted—average shares	30,371	29,951	30,379	30,054
Effect of dilutive securities
Employee stock options and nonvested restricted stock	—	1,091	—	—

Denominator for diluted earnings per share— adjusted weighted—average shares and assumed conversions	30,371	31,042	30,379	30,054

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$0.07	$(0.25)	$(0.02)
Income (loss) from discontinued operations	0.01	0.07	0.50	0.12

Net income (loss)	$(0.31)	$0.14	$0.25	$0.10

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$0.07	$(0.25)	$(0.02)
Income (loss) from discontinued operations	0.01	0.06	0.50	0.12

Net income (loss)	$(0.31)	$0.13	$0.25	$0.10

The Company computed basic earnings per share by dividing net income by the weighted average number of shares outstanding for the period. The Company reported a loss from continuing operations for the three and nine months ended January 28, 2007 and thus reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for those time periods. For the three months ended January 22, 2006, diluted earnings per share was determined as net income divided by the weighted average number of shares outstanding for the period, after applying the treasury method to determine any incremental shares associated with stock options outstanding. The Company reported a net loss from continuing operations for the three and nine months ended January 22, 2006 and thus reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for this time period. Anti-dilutive stock options were excluded from the calculation of potential common shares for diluted earnings per share. If the weighted average anti-dilutive shares were included for the three months ended January 22, 2006, the impact would have been a reduction of 20,954 shares.

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s 9% Senior Subordinated Notes and 7% Senior Subordinated Notes. The following tables present the consolidating condensed balance sheets as of January 28, 2007 and April 30, 2006, statements of operations for the three and nine months ended January 28, 2007 and January 22, 2006 and statements of cash flows for the nine months ended January 28, 2007 and January 22, 2006 of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,

AND PARENT COMPANY FINANCIAL INFORMATION

AS OF JANUARY 28, 2007 AND APRIL 30, 2006 AND FOR

THE THREE AND NINE MONTHS ENDED JANUARY 28, 2007 AND JANUARY 22, 2006

UNAUDITED

(In thousands)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of January 28, 2007
Balance Sheet
Current assets	$62,046	$157,312	$73,621	$(25,784)	$267,195
Intercompany receivables	943,470	(278,343)	27,162	(692,289)	—
Investments in subsidiaries	286,835	279,407	(30,685)	(535,557)	—
Property and equipment, net	15,373	823,581	358,034	—	1,196,988
Other assets	17,815	369,429	34,755	(5,800)	416,199

Total assets	$1,325,530	$1,345,567	$424,855	$(1,259,430)	$1,880,382

Current liabilities	$53,569	$121,393	$82,717	$(29,998)	$227,681
Intercompany payables	—	557,932	132,961	(690,893)	—
Long-term debt,	—	—	—	—	—
less current maturities	991,250	5,786	207,916	—	1,204,952
Other accrued liabilities	(10,329)	87,822	45,576	—	123,069
Minority interest	—	—	—	27,248	27,248
Stockholders’ equity	291,858	577,644	(6,283)	(565,787)	297,432

Total liabilities and stockholders’ equity	$1,325,530	$1,345,567	$424,855	$(1,259,430)	$1,880,382

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine-Months Ended January 28, 2007
Statement of Income
Revenues:
Casino	$—	$619,241	$140,774	$—	$760,015
Rooms, food, beverage and other	142	126,516	35,621	(11,181)	151,098

Gross revenues	142	745,757	176,395	(11,181)	911,113
Less promotional allowances	—	130,504	32,569	—	163,073

Net revenues	142	615,253	143,826	(11,181)	748,040

Operating expenses:
Casino	598	98,433	23,616	—	122,647
Gaming taxes	—	134,738	26,420	—	161,158
Rooms, food, beverage and other	35,234	234,692	77,570	(11,451)	336,046
Management fee expense (revenue)	(23,917)	23,809	108	—	—
Depreciation and amortization	1,253	56,779	14,911	—	72,943

Total operating expenses	14,311	544,879	145,685	(11,451)	693,424

Operating income	(14,169)	70,374	(1,859)	270	54,616
Interest expense, net	(18,867)	(26,382)	(15,116)	—	(60,365)
Minority interest	—	—	—	(2,216)	(2,216)
Loss on Extinguishment of Debt	—	—	—	—	—
Equity in income (loss) of subsidiaries	29,453	6,004	(11,464)	(23,993)	—

Income (loss) from continuing operations before income taxes	(3,583)	49,996	(28,439)	(25,939)	(7,965)
Income tax expense (benefit)	1,065	0	(718)	—	347

Income (loss) from continuing operations	(366)	48,336	(27,643)	(25,939)	(5,612)
Income (Loss) from discontinued operations, net of taxes	0	15,148	—	—	15,148

Net income (loss)	$(3,410)	$60,786	$(23,976)	$(25,939)	$7,467

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three-Months Ended January 28, 2007
Statement of Income
Revenues:
Casino	$—	$188,981	$44,177	$—	$233,158
Rooms, food, beverage and other	90	40,090	10,760	(3,573)	47,367

Gross revenues	90	229,071	54,937	(3,573)	280,525
Less promotional allowances	—	39,908	9,772	—	49,680

Net revenues	90	189,163	45,165	(3,573)	230,845

Operating expenses:
Casino	201	31,089	7,319	—	38,609
Gaming taxes	—	41,709	8,030	—	49,739
Rooms, food, beverage and other	11,581	74,597	25,217	(3,390)	108,005
Management fee expense (revenue)	(6,923)	6,760	163	—	—
Depreciation and amortization	432	18,852	5,419	—	24,703

Total operating expenses	5,291	173,007	46,148	(3,390)	221,056

Operating income	(5,201)	16,156	(983)	(183)	9,789
Interest expense, net	(7,190)	(8,374)	(5,104)	—	(20,668)
Minority interest	—	—	—	(598)	(598)
Loss on Extinguishment of Debt	—	—	—	—	—
Equity in income (loss) of subsidiaries	(857)	3,055	(5,268)	3,070	—

Income (loss) from continuing operations before income taxes	(13,248)	10,837	(11,355)	2,289	(11,477)
Income tax expense (benefit)	12,185	10,590	(175)	—	(1,770)

Income (loss) from continuing operations	1,063	247	(11,180)	2,289	(9,707)
Income (Loss) from discontinued operations, net of taxes	90	126	—	—	216

Net income (loss)	$(973)	$373	$(11,180)	$2,289	$(9,491)

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 28, 2007
Statement of Cash Flows
Net cash provided by (used in) operating activities	$51,094	$(11,719)	$24,623	$(13,083)	$50,915
Net cash provided by (used in) investing activities	(38,494)	4,209	(18,726)	21,810	(31,201)
Net cash provided by (used in) financing activities	(4,460)	5,272	(2,824)	(8,727)	(10,739)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	9	—	9

Net increase (decrease) in cash and cash equivalents	8,140	(2,238)	3,082	—	8,984
Cash and cash equivalents at beginning of the period	29,193	67,590	24,100	—	120,883

Cash and cash equivalents at end of the period	$37,333	$65,352	$27,182	$—	$129,867

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of April 30, 2006
	(Restated)
Balance Sheet
Current assets	$47,112	$381,686	$55,975	$(12,826)	$471,947
Intercompany receivables	980,029	(365,151)	70,539	(685,417)	—
Investments in subsidiaries	259,565	273,403	(19,221)	(513,747)	—
Property and equipment, net	5,801	642,080	332,723	—	980,604
Other assets	19,516	362,137	39,794	(5,800)	415,647

Total assets	$1,312,023	$1,294,155	$479,810	$(1,217,790)	$1,868,198

Current liabilities	$37,283	$126,897	$77,801	$(16,768)	$225,213
Intercompany payables	—	551,749	132,272	(684,021)	—
Long-term debt, less current maturities	993,500	6,692	212,500	—	1,212,692
Other accrued liabilities	(9,056)	92,049	37,984	—	120,977
Minority interest	—	—	—	26,690	26,690
Stockholders' equity	288,899	518,165	19,253	(543,691)	282,626

Total liabilities and stockholders' equity	$1,312,023	$1,294,155	$479,810	$(1,217,790)	$1,868,198

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three-Months Ended January 22, 2006
Statement of Income
Revenues:
Casino	$—	$185,165	$49,789	$—	$234,954
Rooms, food, beverage and other	(39)	30,231	10,554	(2,855)	37,891

Gross revenues	(39)	215,396	60,343	(2,855)	272,845
Less promotional allowances	—	33,533	10,288	—	43,821

Net revenues	(39)	181,863	50,055	(2,855)	229,024
Operating expenses:
Casino	213	26,297	8,490	—	35,000
Gaming taxes	—	43,183	9,685	—	52,868
Rooms, food, beverage and other	7,778	62,872	26,027	(2,820)	93,857
Management fee expense (revenue)	(8,317)	8,231	86	—	—
Depreciation and amortization	410	16,911	4,637	—	21,958

Total operating expenses	84	157,494	48,925	(2,820)	203,683

Operating income	(123)	24,369	1,130	(35)	25,341
Interest expense, net	—	(18,162)	(502)	—	(18,664)
Minority interest	—	1	—	(440)	(439)
Loss on Extinguishment of Debt	—	—	(2,110)	—	(2,110)
Equity in income (loss) of subsidiaries	15,130	1,501	(2,083)	(14,548)	—

Income (loss) from continuing operations before income taxes	10,410	(2,969)	(6,201)	(15,023)	4,128
Income tax expense (benefit)	4,852	(1,879)	(1,066)	—	1,907

Income (loss) from continuing operations	5,558	(1,090)	(5,135)	(15,023)	2,221
Income (Loss) from discontinued operations, net of taxes	—	2,177	(167)	—	2,010

Net income (loss)	$5,558	$1,087	$(5,302)	$(15,023)	$4,231

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	(a) Guarantor Subsidiaries	(b) Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine-Months Ended January 22, 2006
Statement of Income
Revenues:
Casino	$—	$545,413	$149,298	$—	$694,711
Rooms, food, beverage and other	55	101,721	32,982	(8,733)	126,025

Gross revenues	55	647,134	182,280	(8,733)	820,736
Less promotional allowances	—	107,804	30,913	—	138,717

Net revenues	55	539,330	151,367	(8,733)	682,019
Operating expenses:
Casino	461	84,317	24,105	—	108,883
Gaming taxes	—	127,429	27,779	—	155,208
Rooms, food, beverage and other	28,849	200,110	72,336	(9,065)	292,230
Management fee expense (revenue)	(23,464)	23,531	(67)	—	—
Depreciation and amortization	1,042	51,869	12,755	—	65,666

Total operating expenses	6,888	487,256	136,908	(9,065)	621,987

Operating income	(6,833)	52,074	14,459	332	60,032
Interest expense, net	(9,997)	(33,981)	(9,616)	—	(53,594)
Minority interest	—	—	—	(4,387)	(4,387)
Loss on Extinguishment of Debt	—	—	(2,110)	—	(2,110)
Equity in income (loss) of subsidiaries	27,149	(3,330)	(4,195)	(19,624)	—

Income (loss) from continuing operations before income taxes	10,319	14,763	(1,462)	(23,679)	(59)
Income tax expense (benefit)	5,320	(3,655)	(1,090)	—	575

Income (loss) from continuing operations	5,000	18,418	(372)	(23,679)	(633)
Income (Loss) from discontinued operations, net of taxes	—	4,026	(394)	—	3,632

Net income (loss)	$5,000	$22,444	$(766)	$(23,679)	$2,999

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 22, 2006
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(63,345)	$65,892	$12,925	$(19,624)	$(4,152)
Net cash provided by (used in) investing activities	(28,338)	(52,070)	(43,244)	19,406	(104,246)
Net cash provided by (used in) financing activities	54,382	(759)	16,308	218	70,149
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(733)	—	(733)

Net increase (decrease) in cash and cash equivalents	(37,301)	13,063	(14,744)	—	(38,982)
Cash and cash equivalents at beginning of the period	53,584	57,083	35,765	—	146,432

Cash and cash equivalents at end of the period	$16,283	$70,146	$21,021	$—	$107,450

(a)	The following subsidiaries of the Company are guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Services, Inc.; CSNO, L.L.C.; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; and IOC-Manufacturing, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

(b)	The following subsidiaries are not guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IOC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; Casino Parking, Inc.; Isle of Capri-Bahamas, Ltd.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; ICC Corp.; International Marco Polo Services, Inc.; IOC, L.L.C.; Isle of Capri of Michigan L.L.C.; Isle of Capri Bettendorf Marina Corp.; Water Street Redevelopment Corporation; IOC Services, L.L.C.; Louisiana Horizons, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C.; Casino America of Colorado, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; Isle of Capri Casinos Limited, Isle of Capri Casinos Pittsburgh, Inc. and Capri Insurance Corporation.

12. Subsequent Events

On March 19, 2007, the Company announced it had entered into an agreement to purchase Casino Aztar in Caruthersville, Missouri from an affiliate of Columbia Sussex Corporation. The agreement is subject to general conditions including the approval of the Missouri Gaming Commission, and satisfactory completion of due diligence by the Company. The purchase price is approximately $45 million.

On April 14, 2007 the Company opened its casino operations at its existing Pompano Beach, Florida harness racing track.

The Company has recently entered into discussion with the Bahamian government that may result in the Company continuing its operations at Isle-Our Lucaya.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We intend to restate our financial statements for the fiscal years ended April 25, 2004, April 24, 2005 and April 30, 2006 and the quarterly results for fiscal 2005 and 2006 included therein, and for the first two quarters of fiscal 2007. As previously reported by the Company, the existing financial statements for the periods discussed above should not be relied upon. This Form 10-Q has been filed prior to the completion of those restated financial statements, the review thereof by the Company’s independent registered public accounting firm, and the filing of any amendments of Form 10-K and Form 10-Q for prior periods reflecting the restatement. Prior period financial information reported within this Form 10-Q for the three months ended January 28, 2007 contains the restatement of prior period financial information as applicable. Furthermore, all the notes to the consolidated financial statements, particularly Footnote 2, should be read in their entirety when reading these financial statements because they materially impact the ability to understand the historical financial information presented regarding the Company. For a discussion of the adjustments, see Footnote 2 to the Company’s Consolidated Financial Statements, which is incorporated by reference.

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

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado, Florida and Freeport, Grand Bahama. We also operate a harness racing track in Florida at the same location that we operate a casino. Additionally, we have a controlling interest in casinos in Dudley and Wolverhampton, England.

The following table reflects our consolidated net revenues and operating income by state:

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended				Nine Months Ended
	January 28, 2007	January 22, 2006	Variance $	Variance %	January 28, 2007	January 22, 2006	Variance $	Variance %

	(Restated)				(Restated)
Net revenues:
Mississippi	$57,593	$46,840	$10,753	23.0%	$210,139	$141,132	$69,007	48.9%
Lousiana	43,517	45,153	(1,636)	(3.6)%	128,136	112,582	15,554	13.8%
Missouri	38,912	37,495	1,417	3.8%	119,972	117,208	2,764	2.4%
Iowa	42,838	47,541	(4,703)	(9.9)%	140,882	153,326	(12,444)	(8.1)%
Colorado	34,787	38,347	(3,560)	(9.3)%	113,904	117,335	(3,431)	(2.9)%
International	6,456	8,502	(2,046)	(24.1)%	17,868	23,942	(6,074)	(25.4)%
Corporate and other	6,742	5,146	1,596	31.0%	17,139	16,494	645	3.9%

Total net revenues	$230,845	$229,024	$1,821	0.8%	$748,040	$682,019	$66,021	9.7%

Operating income:
Mississippi	$5,983	$12,487	$(6,450)	(51.9)%	$40,988	$19,999	$20,989	105.0%
Lousiana	6,425	5,456	969	n/a	16,144	9,274	6,870	74.1%
Missouri	6,518	5,743	775	13.5%	16,760	18,037	(1,277)	(7.1)%
Iowa	5,390	7,814	(2,424)	(31.0)%	22,537	29,024	(6,487)	(22.4)%
Colorado	5,988	7,248	(1,260)	(17.4)%	19,285	25,894	(6,609)	(25.5)%
International	(841)	(617)	(224)	(36.3)%	(6,824)	(1,033)	(5,791)	(560.6)%
Corporate and other	(19,674)	(12,790)	(6,884)	(53.8)%	(54,274)	(41,163)	(13,111)	(31.9)%

Operating income	$9,789	$25,341	$15,552	(61.4)%	$54,616	$60,032	$(5,932)	(9.0)%

Note: Excludes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek which have been classified as discontinued operations.

Operating results for the third quarter of fiscal 2007 include some significant additional expenses, some of which will not be recurring, as compared to the third quarter of fiscal 2006. These include an increase of approximately $4.5 million in property insurance expense over the prior year’s third quarter, for a nine-month total increase of approximately $13.5 million over the prior year period, which was allocated across all operating properties. This increase is expected to continue throughout fiscal 2007. The Company also recorded approximately $1.5 million of stock compensation expense in the third quarter of fiscal 2007 related to the adoption of FASB Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)). These costs will also be recurring. The stock compensation expense is reflected in the Corporate and other expense line item. Pre-opening costs increased $3.0 million compared to the third quarter of fiscal 2006 primarily due to costs related to our casino developments in Pompano Beach, Florida; Waterloo, Iowa and Coventry, England.

In Mississippi, the Company’s three continuing operations contributed 24.9% of net revenues. Isle-Biloxi’s net revenues were up from the prior year period principally due to the prior year closure of the property caused by Hurricane Katrina. Operating income at the property was down due to increased competition in the market as competitors have re-opened while the Isle-Biloxi remains negatively impacted by the destruction of the Ocean Springs bridge, which is the primary thoroughfare for travelers from Florida to east Biloxi where Isle-Biloxi is located. Isle-Natchez continues to experience decreases in both net revenues and operating income primarily resulting from the re-opening of casinos on the Gulf Coast. Isle-Lula’s net revenues decreased slightly while operating at the property increased slightly due to increased marketing and more efficient management of expenses.

In Louisiana, Isle-Lake Charles contributed 18.9% of net revenues. Isle-Lake Charles experienced a decrease in net revenues and operating income as compared to the prior year period, primarily due to severe weather conditions and a decrease in the market due to post hurricane population shifts that benefited the prior year. During the current quarter, the Company recorded $2.2 million of income related to a business interruption insurance claim for Hurricane Rita.

In Missouri, the Company’s two properties contributed 16.9% of net revenues. Isle-Kansas City’s net revenues and operating income were down due to severe weather conditions and decreased gaming patron count, which is attributable to the completion of other expansion projects in the market and increased marketing intensity by competitors. Isle-Boonville’s net revenues and operating income increased due to the opening of the Company’s new hotel in July 2006.

In Iowa, the Company’s three casinos contributed 18.6% of net revenues. Combined, the Company’s two Quad-City properties and Isle-Marquette showed a decrease in both net revenues and operating income due to severe weather conditions and increased competition.

In Colorado, the Company’s two Black Hawk casino operations contributed 15.1% of net revenues. The Black Hawk properties experienced a decrease in net revenues and operating income as compared to the prior year period primarily due to the opening of competitors’ facilities and the impact of severe snowstorms affecting seven consecutive weekends of the quarter.

New development expenses increased compared to the third quarter of fiscal 2006 primarily due to the pursuit of gaming licenses in Pittsburgh, Pennsylvania and Singapore. In December 2006, the Company was notified that the respective gaming commissions did not award the Company either gaming license.

The increase in corporate expenses compared to the third quarter of fiscal 2006 is primarily due to $1.5 million in stock compensation expense as mentioned above.

Operating results from the Colorado Grande-Cripple Creek, Isle-Vicksburg and Isle-Bossier City have been classified as discontinued operations for all periods presented and thus are not included in the Operational Review discussed above.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been restated in prior periods. For more information related to this matter, refer to Note 2, “Restatement” in the notes to the unaudited consolidated financial statements of Part I.

At January 28, 2007, we had goodwill and other intangible assets with indefinite useful lives of $378.4 million, representing 20.1% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and intangible assets below their carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2006 and determined that goodwill and other indefinite-lived intangible assets were not impaired. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At January 28, 2007, we had property and equipment of $1,197.0 million, representing 63.7% of total assets. Included in this balance is $50.3 million related to the Arena Coventry Convention Center as discussed below in Lease Commitments. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with our “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Lease Commitments

The Company entered into an agreement during fiscal 2004 to lease space for a new casino (which is expected to open in Fiscal year 2008) in Coventry, England in the sub-level of the Arena Coventry Convention Center, which was developed, owned and operated by a non-affiliated entity and began operations in August 2005. Due to certain structural elements installed by the Company during the construction of the space being leased, the Company is required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). As a result, the Company has recorded fixed assets and an offsetting other long-term obligation of $50.9 million, even though we do not own these assets, are not the obligor on the corresponding other long-term obligation and do not participate in or control the operations of the convention center. Accordingly, the Company has recorded adjustments to depreciate the assets in the amount of $2.8 million as follows, $1.4 million in our fiscal year ended 2006 and $1.4 million in our fiscal year ended 2007. The Company has also recorded interest expense of $2.8 million on the other long-term obligation and reversed previously recognized interest income of $1.6 million as follows, $0.7 million for the fiscal year ended April 30, 2006 and $0.2 million and $0.7 million for the three and nine months ended January 28, 2007.

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

Insurance Accounting

Our insurance accounting has been impacted by the restatement of our prior period financial statements. For more information related to this matter, refer to Note 2, “Restatement” in the notes to the unaudited consolidated financial statements included in Part I.

We initially took an impairment charge of $68.6 million based on assessments of damages at our locations affected by Hurricanes Katrina, Wilma and Rita in fiscal year 2006. During the first and second fiscal quarter of 2007, we recognized an additional $7.7 million based on further assessments, however, $7.2 million has been reclassified to be reflected in the balance as of October 23, 2005 in relation to the restatement. The impairment charge was offset by an insurance receivable for the amount we expect to recover from our insurance carriers. We have also incurred out-of-pocket costs directly related to the hurricanes and the property operating costs related to the period of closure caused by the hurricanes, of $62.2 million during fiscal year 2006. We have incurred an additional $18.4 million in fiscal 2007, of which $3.3 million was recorded during the third fiscal quarter. These amounts are included in the “hurricane related charges, net” in the accompanying statements of income. We have insurance coverage related to property damage, incremental costs and property operating expenses we incur due to damage caused by the hurricanes. The “hurricane related charges, net” account also includes the total anticipated recoveries expected from our insurance carriers of $156.8 million related to the impairments recognized related to the damaged property, the incremental costs and property operating expenses that management believes are probable of collection. We have received $98.0 million in advance payments from our insurance carriers through January 28, 2007. When we and our insurance carriers agree on the final amount of the insurance proceeds we are entitled to, we will also record any related gain in this account. Our insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with the insurance carrier and will be reflected in the related properties’ revenues.

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

Effective May 1, 2006, we adopted the FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method, thus, results for the prior period have not been restated. The estimate of the fair value of the stock options is calculated using the Black-Scholes option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. As of January 28, 2007, there was $10.0 million in unrecognized stock compensation costs that we will expense over the remaining vesting period, approximately 5.0 years with a weighted average period of 3.5 years.

New Development Projects and Pre-opening costs

We pursue development opportunities for new gaming facilities in our ongoing efforts to grow and development. Projects that have not yet been deemed as probable to reach completion because they have not yet met certain conditions, including receipt of sufficient regulatory approvals, site control or related permits and or probable financing are considered by us to be in the development stage. All costs related to projects still in this development stage are recorded as an expense of new development at the corporate level and recorded on the income statement in the operating expense line item Marketing & administrative. The only exceptions to this are for items, which a future value is probable regardless of the project’s outcome, such as the purchase of fixed assets that could be used for another project or elsewhere within the company.

Once a development project has received sufficient regulatory approval and permits, site control and related permits and has deemed that financing is probable, it is deemed to be an approved project. For approved projects, we apply the procedures outlined in the AICPA Audit and Accounting Guide – Casinos – SOP 98-5 “Reporting on the Costs of Start-Up Activities.” Capital costs related to approved projects are capitalized as Construction in progress, which is classified under the line item Property, plant and equipment on the balance sheet. Costs that are not capital in nature but either retain value or represent future liability, such as refundable utility deposits or note payable, receive other balance sheet treatment. All costs that are not capital or eligible for other balance sheet treatment are recorded as operating expenses under the line item Pre-opening expense.

Results of Operations

Our results of operations for the three-and nine months ended January 28, 2007, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, Pompano Park, the Blue Chip-Dudley and the Blue Chip-Wolverhampton, which was closed on July 30, 2006. For the three-and nine months ended January 22, 2006, results have been reclassified to reflect Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek as discontinued operations.

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

Three Fiscal Months Ended January 28, 2007 Compared to Three Fiscal Months Ended January 22, 2006 (As Restated)

Gross revenues for the fiscal quarter ended January 28, 2007 were $280.5 million, which included $233.2 million of casino revenue, $10.0 million of room revenue, $5.1 million of pari-mutuel commissions, and $32.3 million of food, beverage and other revenue. This compares to gross revenues for the fiscal quarter ended January 22, 2006 of $272.8 million, which included $235.0 million of casino revenue, $6.2 million of room revenue, $4.4 million of pari-mutuel commissions and $27.3 million of food, beverage and other revenue.

Casino revenue decreased by $1.8 million, or 0.8% compared to the fiscal quarter ended January 22, 2006. We experienced a significant increase of $14.5 million in our revenues from Isle-Biloxi principally because of our prior year closure due to Hurricane Katrina. This increase in revenues was offset by smaller reductions in casino revenue at many of our other properties. Casino revenue at Isle-Natchez was down $2.5 million primarily due to the reopening of Gulf Coast casinos. Isle-Lula experienced a decrease of $1.0 million in casino revenue primarily due to a focus on fewer, but more profitable customers. Casino revenue at our two Quad City properties and Isle-Marquette was collectively down $4.7 million over the same fiscal quarter of the prior year largely due to increased competition in addition to severe winter weather. Casino revenue at our two Black Hawk casinos was down $3.7 million due to the impact of severe snowstorms affecting seven straight weekends of the quarter and the opening of competitors’ facilities Casino revenue was also down at Isle-Lake Charles by $3.4 million over the same fiscal quarter in prior year primarily due to increased competition and severe weather in feeder markets. Isle-Lucaya was down $2.2 million primarily due to the scaling down of our operation in anticipation of our upcoming closure and loss of government marketing subsidy.

Room revenue increased $3.8 million, or 61.1% compared to the fiscal quarter ended January 22, 2006, primarily resulting from the increased capacity at Isle-Biloxi, the new hotels in Black Hawk and Isle-Boonville. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal quarter were up slightly due to a closing in the prior year for 18 live race dates during the fiscal quarter ended January 22, 2006 related to the impact of Hurricane Wilma. Food, beverage and other revenues increased by $5.1 million, or 18.5%, primarily attributable to an increase at Isle-Biloxi resulting from our new and upgraded land-based casino and the prior year closure due to Hurricane Katrina and also the recognition of $2.2 million of business interruption insurance proceeds at Isle-Lake Charles related to Hurricane Rita claims.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 13.4% in fiscal quarter ended January 28, 2007, as compared to the prior year quarter, primarily due to Isle-Biloxi being open for only one month of the fiscal quarter ended January 22, 2006 related to the impact of Hurricane Katrina.

Casino operating expenses increased $3.6 million, or 10.3% in the quarter ended January 28, 2007 compared to the fiscal quarter ended January 22, 2006. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses increased in proportion to casino revenue from 14.9% to 16.6%, primarily due to Isle-Biloxi’s being open for only one month during the fiscal quarter ended January 22, 2006.

State and local gaming taxes decreased $3.1 million or 5.9%, in the fiscal quarter ended January 28, 2007 as compared to the fiscal quarter ended January 22, 2006 due to the decrease in gaming revenue. The effective rate for gaming taxes as a percentage of gaming revenue decreased from 22.5% to 21.3% due to a higher ratio of gaming revenues derived from lower rate states.

Room expenses increased $0.9 million, or 76.4%, compared to the fiscal quarter ended January 22, 2006 as a result of increased room capacity due to the opening of the Isle-Boonville hotel, the Isle-Black Hawk hotel expansion and the reopening of the Isle-Biloxi hotel. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

Pari-mutuel operating costs of Pompano Park in Florida increased 13.6% in the current fiscal quarter as compared to our fiscal quarter ended January 22, 2006 due to a closing in the prior year related to the impact of Hurricane Wilma. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, beverage and other expenses increased $0.1 million, or 1.0% over the fiscal quarter ended January 22, 2006 primarily attributable to an increase at Isle-Biloxi resulting from our prior year closure due to Hurricane Katrina. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues decreased only slightly from the fiscal quarter ended January 22, 2006.

Marine and facilities expenses for the fiscal quarter ended January 28, 2007 increased $1.9 million, or 14.2%, compared to the fiscal quarter ended January 22, 2006 primarily related to the expanded facilities at Isle-Biloxi and because Isle-Biloxi was open for only one month during the fiscal quarter ended January 22, 2006 due to Hurricane Katrina. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses increased $12.9 million, or 17.0%, compared to the fiscal quarter ended January 22, 2006. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily related to Isle-Biloxi being open for only one month of the prior year fiscal quarter due to Hurricane Katrina, the closure of Pompano Park in Florida for 18 live race dates in the prior year fiscal quarter due to Hurricane Wilma, increased property insurance expense totaling $4.5 million across all of our properties and stock compensation expense of $1.5 million.

In the prior year, for the three months ended January 22, 2006, we incurred $3.6 million in expenses related to hurricane damages, which we do not expect to recover from insurance proceeds. For the three months ended January 28, 2007, no such expense has been incurred due to a mild hurricane season.

Depreciation and amortization expense for the quarter increased $2.3 million primarily due to new property additions at Isle-Biloxi and Isle-Black Hawk and the new hotel at Isle-Boonville, as well as additional depreciation for the capitalization of the Arena Coventry Convention Center as discussed in Lease Commitments.

Net interest expense for the quarter increased $3.9 million or 21.7% compared with our fiscal quarter ended January 22, 2006. This is attributable to the reversal of interest income previously recorded in relation to our lease on the Coventry arena, higher interest rates and higher debt balances on our senior secured credit facility partially offset by higher interest income and the allocation of a portion of net interest expense related to discontinued operations to the income statement line item Income from discontinued operations, net of income taxes in the prior year.

We expense all developmental costs until we determine that ultimate licensure and operation is deemed probable. At that time, we evaluate the applicable costs and capitalize, if appropriate, from that point forward.

All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Our effective tax rate from continuing operations for the three months ended January 28, 2007 was a benefit of 54.6% compared to an expense of 46.2% for the three months ended January 22, 2006, which, in each case, includes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. Our effective tax rate from combining continuing and discontinued operations for the quarter ended January 28, 2007 was a benefit of 58.5% compared to an expense of 46.3% for the quarter ended January 22, 2006. For each comparison, the change in effective rate over the comparable prior fiscal period is attributable to the effect of certain expenses related to the adoption of SFAS 123(R), and other permanent items on full-year projected pre-tax income.

Nine Fiscal Months Ended January 28, 2007 Compared to Nine Fiscal Months Ended January 22, 2006 (As Restated)

Gross revenues for the fiscal nine months ended January 28, 2007 were $911.1 million, which included $760.0 million of casino revenue, $38.0 million of room revenue, $13.9 million of pari-mutuel commissions, and $99.3 million of food, beverage and other revenue. This compares to gross revenues for the nine months ended January 22, 2006 of $820.7 million, which included $694.7 million of casino revenue, $25.4 million of room revenue, $13.3 million of pari-mutuel commissions and $87.4 million of food, beverage and other revenue.

Casino revenue increased by $65.3 million, or 9.4%, compared to the fiscal nine months ended January 22, 2006. Our revenues from Isle-Biloxi increased by $74.5 million primarily due to limited competition in the Biloxi market in the early part of the current fiscal year, the prior year closure due to Hurricane Katrina. In addition, the Isle-Lake Charles experienced an increase of $13.3 million in revenues or 11.7% primarily due to the closure of a competitor in the market and the closure in the prior year due to Hurricane Rita. The Isle-Boonville’s revenues increased $5.3 million, or 9.4%, due to increased gaming patrons attracted with the opening of the new hotel. The increase in revenue from these properties offset reductions in revenue for the two Quad City properties and Isle-Marquette in Iowa, which were down collectively by $13.9 million due to increased competition and severe weather in the fiscal quarter ended January 28, 2007. Casino revenue at Isle-Kansas City was down $3.4 million over prior year due to severe weather in the fiscal quarter ended January 28, 2007 and increased competition. Casino revenue at our two Colorado casinos was down $3.6 million over prior year primarily due the impact of severe snowstorms affecting seven straight weekends of the fiscal quarter ended January 28, 2006 and to the opening of competitors’ facilities in the market. Isle-Our Lucaya casino revenue was down $5.1 million primarily due a decline in tourists on the island and reduced marketing spend as the company prepares to close this operation.

Room revenue increased $12.6 million, or 49.6%, compared to the fiscal nine months ended January 22, 2006, primarily resulting from the increased capacity at Isle-Biloxi, Isle-Black Hawk and the new hotel at Isle-Boonville. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal nine months were up slightly by a total of $0.5 million, or 4.1% primarily due to the closure for 18 live race dates in the prior year related to the impact of Hurricane Wilma. Food, beverage and other revenues increased by $11.9 million, or 13.6%, primarily attributable to an increase at Isle-Biloxi resulting from limited competition in the market during the early part of the current fiscal year.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 17.6% in fiscal nine months ended January 28, 2007, as compared to the prior year period. Promotional allowances increased slightly in proportion to casino revenue from 20.0% to 21.5% with increased allowances in fiscal 2007 resulting from the reopening of Isle-Biloxi and Isle-Lake Charles after Hurricanes Katrina and Rita.

Casino operating expenses increased $13.8 million, or 12.6% in the fiscal nine months ended January 28, 2007 compared to the fiscal nine months ended January 22, 2006. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses, as a percent of casino revenue, remained flat, up only slightly from 15.7% to 16.1%. The increase was primarily due to Isle Biloxi’s operating costs increase of related to increased gaming volumes over prior year and the opening of additional gaming space in the current fiscal year.

State and local gaming taxes increased $6.0 million or 3.8%, in the fiscal nine months ended January 28, 2007 as compared to the fiscal nine months ended January 22, 2006 due primarily to the increase in gaming revenue. The rate for taxes as a percentage of gaming revenue decreased from 22.3% to 21.2% due to a higher ration of gaming revenues derived from lower rate states.

Room expenses increased $1.3 million, or 23.3%, compared to the fiscal nine months ended January 22, 2006 primarily as a result of increased room capacity at Isle-Biloxi and its closure for four months in the prior year due to Hurricane Katrina. Isle-Lake Charles was up due to its closure in prior year due to Hurricane Rita. The increase was also driven by the new hotel at Isle-Boonville and the hotel expansion at Isle-Black Hawk. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

Pari-mutuel operating costs of Pompano Park in Florida increased 2.3% for the fiscal nine months ended January 28, 2007 as compared to the fiscal nine months ended January 22, 2006 as a result of being closed for 18 live race dates in the prior year due to the impact of Hurricane Wilma. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, beverage and other expenses increased $2.5 million, or 11.6% over the fiscal nine months ended January 22, 2006. These expenses increased primarily due to Isle-Biloxi being closed for four months in the prior year due to Hurricane Katrina. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues remained flat at 24.0% for the fiscal nine months ended January 28, 2007.

Marine and facilities expenses for the fiscal nine months ended January 28, 2007 increased $5.1 million, or 12.1%, compared to the fiscal nine months ended January 22, 2006. The increase was primarily due to the closure of Isle-Biloxi for four months in the prior year due to Hurricane Katrina, the closure of Isle-Lake Charles in the prior year due to Hurricane Rita, and expanded facilities at Pompano Park in Florida. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses increased $41.7 million, or 20.0%, compared to the fiscal nine months ended January 22, 2006. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily related to the closure of Isle-Biloxi for four months in the prior year due to Hurricane Katrina, the closure of Isle-Lake Charles in the prior year due to Hurricane Rita, the payment of a $2.3 million fee to our landlord related to the planned exit from Isle-Our Lucaya, increased property insurance expense at all of our properties, stock compensation expense, corporate relocation expense and increased marketing spend.

In the prior year, for the nine months ended January 22, 2006, we incurred $4.8 million in expenses related to hurricane damages, which we do not expect to recover from insurance proceeds. For the nine months ended January 28, 2007, no such expense has been incurred.

Depreciation and amortization expense for the fiscal nine months ended January 28, 2007 increased $7.3 million primarily due to new property additions at our Colorado and Isle-Biloxi properties and the new hotel at Isle-Boonville, as well as, additional depreciation for the capitalization of the Arena Coventry Convention Center as discussed in Lease Commitments.

Net interest expense for the quarter increased $3.2 million or 16.8% compared with the fiscal nine months ended January 22, 2006. This is attributable to the reversal of interest income previously recorded in relation to our lease on the Coventry arena, the higher interest rates and higher debt balances on our senior secured credit facility partially offset by higher interest income and the allocation of a portion of net interest expense related to discontinued operations to the income statement line item Income from discontinued operations, net of income taxes in the prior year.

We expense all developmental costs until we determine that ultimate licensure and operation is deemed probable. At that time, we evaluate the applicable costs and capitalize, if appropriate, from that point forward.

All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Our effective tax rate from continuing operations for the fiscal nine months ended January 28, 2007 was an expense of 4.3% compared to an expense $575 on a net loss of $59 or 991% for the fiscal nine months ended January 22, 2006, which, in each case, includes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. The fiscal nine months ended January 28, 2007 does not include the gain related to the sale of our Vicksburg and Bossier City properties in our continuing operations. That gain is included in discontinued operations. Our effective tax rate from combining continuing and discontinued operations for the fiscal nine months ended January 28, 2007 was an expense of 68.2% compared to an expense of 54.0% for the fiscal nine months ended January 22, 2006. For each comparison, the change in effective rate over the comparable prior fiscal period is attributable to the effect of certain expenses related to the adoption of SFAS 123(R), and other permanent items on full-year projected pre-tax income.

Liquidity and Capital Resources

At January 28, 2007, we had cash and cash equivalents and marketable securities of $146.9 million compared to $138.6 million at April 30, 2006, the end of our last fiscal year. The $8.3 million increase in cash and cash equivalents is the net result of $44.4 million net cash provided by operating activities, $24.3 million net cash used in investing activities and $11.1 million net cash used in financing activities. The Company also had $2.6 million of restricted cash as of January 28, 2007. In addition, as of January 28, 2007, we had $413.8 million of capacity under the lines of credit and available term debt which consisted of $381.0 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $28.6 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk) and $4.2 million under other lines of credit and available term debt. During the nine months ended January 28, 2007, we had net payments on our senior secured credit facility of $2.3 million and the Isle-Black Hawk made net payments of $4.6 million under the Isle-Black Hawk’s senior secured credit facility. We believe that existing cash, cash flow from operations and available borrowings under our existing credit facilities will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Investing Activities

We made expenditures of $288.6 million for property and equipment during the nine months ended January 28, 2007. Included in the $288.6 million was $45.1 million in construction costs related to the Isle-Biloxi casino reconstruction following Hurricane Katrina, which we expect to recover from insurance. The following table reflects expenditures and accruals for property and equipment on major projects approved by the Board of Directors for which we are committed as of January 28, 2007 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to the beginning of fiscal 2006.

		Actual		Remaining
		Fiscal Year Ended 4/30/06 (1)	9-mo ending Ended 1/28/07 (1)	Fiscal Year Ending 4/29/07 (1)	Thereafter (3)
		(dollars in millions)
Property	Project
Isle-Bettendorf	Construct hotel	$6.5	$22.6	$11.4	$4.5
Isle-Davenport	Construct hotel	0.3	0.2	7.6	34.9
Isle-Pompano	Construct casino	12.3	72.3	60.3	22.1
Isle-Waterloo	Construct casino & hotel	5.2	44.5	47.2	87.1
Isle-Kansas City	Expansion & public improvements	1.1	0.1	1.2	82.6
Coventry	Construct leasehold improvements	18.1	27.1	8.4	—
West Harrison County	Construct hotel & casino	—	3.1	3.0	313.9
Other properties (2)	IGT Advantage program	12.1	8.4	5.7	—
All	Slot programs	20.2	19.7	4.2	4.4
All	Other capital improvements	86.0	43.6	6.4	19.4

Total		$161.8	$241.5	$155.4	$568.9

Discontinued Operations (4)		$12.3	$1.9	$—	$—

(1)	Excludes: Isle-Biloxi temporary casino of which $44.9 million has been spent in fiscal 2007 related to construction costs at the Isle-Biloxi for hurricane reconstruction and $0.2 million in other capital costs related to the hurricane, which the Company expects to recover from insurance proceeds.
(2)	Includes: Isle-Biloxi, Isle-Natchez, Isle-Lula, Isle-Lake Charles and Colorado Central Station
(3)	The timing of these projects is discussed below
(4)	Discontinued operations consists of Isle-Vicksburg and Isle-Bossier City which were sold on July 31, 2007.

We have signed a development agreement with the City of Bettendorf pursuant to which we agreed to construct a new 250-room Isle hotel and additional parking. The City of Bettendorf agreed to construct a 50,000 square foot convention center adjacent to our facility, which will be managed by Isle-Bettendorf. The cost of our hotel relating to this project is approximately $45.0 million, and the new hotel is scheduled to open in the late spring of 2007.

In June 2005, we agreed to a $43.0 million project with the City of Davenport in which we are building a 180-room hotel and rooftop restaurant, and the City of Davenport constructing a 500+ space parking ramp and providing funding to realign our casino with the new hotel facility. This project is being re-evaluated based upon the recent and pending legislative changes in Iowa.

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

On January 4, 2006, a Florida Statute became effective allowing Pompano Park and three other pari-mutuel facilities in Broward County to offer slot machine gaming to patrons at these facilities. Although there are pari-mutuel facilities in numerous other counties in the State of Florida, slot machine gaming is only authorized in Broward County where Pompano Park is located. We have constructed a slot machine and entertainment area at Pompano Park adjacent to the existing grandstand at a cost of $176.0 million. Slot machine operations commenced April 14, 2007. The statute authorized Pompano Park to install and operate up to 1,500 slot machines at its facility 365 days per year, 16 hours per day and requires Pompano Park to pay an annual license fee of $3 million and gaming taxes equal to 50% of Pompano Park’s net slot machine revenue plus combined county and city taxes of approximately an additional 3.5% on the first $250 million of net slot machines revenue and 5% on net slot machine revenue over $250 million.

Florida District Court of Appeal First District recently affirmed its earlier decision to reverse a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member. Although the Court based its decision on different grounds than its earlier decision, the Court ruled that a trial is necessary to determine whether FLPF failed to obtain the required number of signatures to place the constitutional amendment on the ballot. However, the Court granted FLPF’s request to certify FLPF’s appeal of the Court’s decision to the Supreme Court. On March 27, 2007, the

Supreme Court of Florida released an order accepting jurisdiction to review the District Court of Appeal’s earlier decision. We believe that the Appeal’s Court decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly we are proceeding with the development. However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and our right to operate slot machines at Pompano Park would be eliminated. We cannot assure you as to the outcome of this litigation.

On May 11, 2005, we announced that the Iowa Racing and Gaming Commission awarded us a gaming license in Waterloo, Iowa. Construction is underway on a 35,000 square foot single level casino with 1,300 gaming positions, three restaurants, a nightclub, a full service spa and a resort pool, a 200-room hotel and 1,000 parking spaces. The Company expects the property to open in July of 2007 at a total cost of $175 million resulting from the expanded scope of the project. As of January 28, 2007, we have spent $51.8 million on this project.

As previously announced, we have postponed our expansion project in Kansas City, Missouri due to current bridge construction on Interstate 35. When the construction nears completion, we will reconsider this expansion project. As of January 28, 2007, we have spent $1.5 million on this project.

As announced in December 2003, we entered into an agreement to develop and operate an Isle of Capri-themed casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, Isle was granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). Total project costs are estimated to be approximately $62 million. Project costs for the leased space include design, architectural, mechanical and electrical build-out, construction and equipment. As of January 28, 2007, we have spent $53.6 million on the Coventry project and expect to spend the remainder over the next nine months. Completion of the casino at the RICOHTM Arena Coventry is estimated to be in mid-calendar year 2007.

On August 18, 2006, the Harrison County Planning Commission approved our master plan for the previously announced 50-acre development at west Harrison County, Mississippi. Preliminary plans call for the estimated $320 million project to include a single level gaming facility with over 2,000 gaming positions, a hotel, restaurants and a complement of additional resort amenities. The project remains in the preliminary planning stages, and is subject to certain significant conditions, including, but not limited to, the receipt of all necessary licenses, approvals and permits.

In late December 2006, we were notified that our proposed project with Melco PBL Entertainment and Eighth Wonder for a casino resort on Sentosa Island in Singapore had not been selected by authorities in Singapore.

Also in late December 2006, the Pennsylvania Gaming Control Board notified us that our proposed project in Pittsburgh had not been selected for a slot machine gaming license. That decision is currently under appeal.

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

We expense all developmental costs until we determine that ultimate licensure and operation is deemed probable. At that time, we evaluate the applicable costs and capitalize, if appropriate, from that point forward.

All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases. In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Financing Activities

During the nine fiscal months ended January 28, 2007, we used $11.1 million in cash primarily in the following financing activities:

•	We made net borrowings of under the Isle-Black Hawk’s senior secured credit facility of $4.2 million.

•	We recognized a tax benefit of stock compensation expense of $0.6 million.

•	We received proceeds from the exercise of stock options of $2.7 million.

•	We repurchased 255,721 shares of our common stock at an average price of $21.21 per share for an aggregate of $5.6 million.

•	We made net payments on our senior secured credit facility and other debt of $2.3 million.

•	We made net payments on other property debt of $1.7 million.

•	We made payments on deferred financing costs of $0.1 million.

As of January 28, 2007, we had $413.8 million of capacity under lines of credit and available term debt consisting of $381.0 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility, $28.6 million of unused credit capacity under the Isle-Black Hawk senior secured credit facility (limited to use by the Isle-Black Hawk), and $4.2 million of available credit under other lines of credit. The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through February 2011. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

Recently Issued Accounting Standards

In July 2006, the FASB (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that a company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of January 28, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of certain of our disclosure controls and procedures were not effective as of April 30, 2006 because of material weaknesses described below.

Management has identified three areas of material weakness. These areas include controls over accounting and reporting of certain international operations, goodwill and other intangible assets and income tax accounting. Management had identified the international operations and income tax accounting areas as areas for improvement prior to the quarter ended January 28, 2007 and has been in the process of implementing improvements to the internal controls related to these areas, which in part led to the discovery of these items included in the restatement of our financial statements.

Accounting and Reporting of Certain International Locations: During fiscal year 2006, management determined that the internal controls over the accounting and reporting of its international operations in the United Kingdom warranted improvement. As a result, the Company relieved its minority partner of its management responsibilities and assumed management responsibilities for the operations of its subsidiary, Blue Chip Casinos, plc, during the first quarter of fiscal year 2007. As part of this management change, the Company has begun implementing its own management team and new internal control procedures. During the third quarter of fiscal 2007, Blue Chip finalized the statutory audits of its financial statements for fiscal years 2005 and 2006. These audits resulted in adjustments that are included in the restatement of the Company’s financial statements. Additionally, the Isle-Coventry, a 100% owned subsidiary of the Company, entered into a lease which was not adequately reviewed through the Company’s lease accounting review process. This lease resulted in adjustments that are included in the restatement of our financial statements.

Accounting and Reporting of Goodwill and Other Intangible Assets: During the third quarter of fiscal 2007 close process management determined that it had previously incorrectly concluded that certain intangible assets had an indefinite life and that other intangible assets had been amortized over the incorrect period prior to the adoption of FAS 142 and had incorrectly ceased amortizing upon the adoption of FAS 142. Additionally, it was determined that certain other intangible assets had not been allocated to the appropriate operating entity, which resulted in an understatement of gain on the sale of a discontinued operation. These determinations resulted in adjustments that are included in the restatement of the Company’s financial statements. Management has since completed a detailed review and validation of its goodwill and other intangible assets and the related internal control processes and is in the process of engaging a third party to assist us in for performing our impairment analysis of goodwill and other intangible assets.

Accounting and Reporting of Income Taxes: During the third quarter fiscal 2007 close process, management determined that its supporting documentation for its deferred tax and tax payable accounts was not sufficient . As part of the financial statement restatement process, management engaged a third party tax consulting firm to assist in the establishment of proper documentation of all of our tax accounts. This process resulted in adjustments that are included in the restatement of the

Company’s financial statements. Additionally, management had previously identified its tax department as an area for improvement and had increased staffing and restructured the tax department prior to the third fiscal quarter. The Company expects to continue to engage a third party tax consulting firm for income tax accounting, reporting and strategic tax planning purposes.

Management believes that it has fixed the design of internal controls deemed to be a material weakness and will ensure their operating effectiveness as of April 29, 2007.

CHANGES IN INTERNAL CONTROLS

Except as discussed above, there have been no changes in our internal controls over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment we are alleged to have been required to make aggregates approximately 6.5 million Euros (which was approximately $8.3 million as of January 28, 2007, based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. The hearing took place during November 2006, and a decision is expected sometime during 2007. The civil matter was set for hearing before the Greek Supreme Court during May 2006; however prior to the scheduled hearing date, the Greek Supreme Court reset the hearing for January 8, 2007. The case was heard as scheduled, and a decision is expected during 2007.

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

You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006 as updated in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K, as updated by any subsequent Quarterly Reports on Form 10-Q, are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

We are subject to extensive regulation from gaming authorities that could adversely affect us.

Florida District Court of Appeal First District recently affirmed its earlier decision to reverse a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member. Although the Court based its decision on different grounds than its earlier decision, the Court ruled that a trial is necessary to determine whether FLPF failed to obtain the required number of signatures to place the constitutional amendment on the ballot. However, the Court granted FLPF’s request to certify FLPF’s appeal of the Court’s decision to the Supreme Court. On March 27, 2007, the

Supreme Court of Florida released an order accepting jurisdiction to review the District Court of Appeal’s earlier decision. We believe that the Appeal’s Court decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly we are proceeding with the development. However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and our right to operate slot machines at Pompano Park would be eliminated. We cannot assure you as to the outcome of this litigation.

We intend to restate our financial statements for the fiscal years ended April 25, 2004, April 24, 2005 and April 30, 2006 and the first quarters of fiscal 2007. As previously reported by the Company, the existing financial statements for the periods discussed above should not be relied upon. This form 10Q has been filed prior to the completion of those restated financial statements, the review thereof by the Company’s independent registered public accounting firm, and the filing of any amendments of Form 10-K or Form 10-Q for prior periods reflecting the restatements. This form 10-Q is subject to be restated if the completion of the audits and reviews respectively of the prior period financial statements being restated change further.

Management identified material weaknesses in the effectiveness of our internal control over financial reporting which have caused the need to restate of our historical operating results. Additional material weaknesses may be discovered and additional restatements may be required in the future.

Management has identified three areas of material weakness. These areas include controls over accounting and reporting of certain international operations, goodwill and other intangible assets and income tax accounting. We announced that we will restate our financial statements for the fiscal years ended April 25, 2004, April 24, 2005 and April 30, 2006 and the quarterly results for fiscal 2005 and 2006 included therein, and for the first two quarters of fiscal 2007. This Form 10-Q for the three months ended January 28, 2007 has been filed prior to the filing of an amended Form 10-K for the fiscal year ended April 30, 2006 and also prior to the filing of amended Form 10-Q’s for the three months ended July 30, 2006 and October 29, 2006. See Item 4. Controls and Procedures. Once those related financial statements are prepared by us and reviewed or audited, as applicable, by our independent registered public accounting firm, there may be other changes which we have not already identified.

Management had identified each of the items above as areas for improvement prior to the quarter ended January 28, 2007 and has been in the process of implementing improvements to the internal controls related to these areas, which in part led to the discovery of these items included in our restatement of financial statements. Although we believe the actions we have taken to date and our remediation plan will address the material weaknesses, we continue to evaluate our disclosure controls and procedures and our internal control over financial reporting, and may modify, enhance or supplement them in the future. Any modifications, enhancements or supplements to our control systems could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed, additional significant deficiencies or material weaknesses could be identified, we may fail to meet our periodic reporting obligations and/or future financial statements may contain material misstatements that could results in further restatements of our financial statements. The occurrence of any of the foregoing could harm our business, operating results and reputation and cause our inventors and lenders to lose confidence in our reported information.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
Period
October 30, 2006 to November 26, 2006	—	$—	—	1,365,181
November 26, 2006 to December 31, 2006	—	—	—	1,365,181
January 1, 2007 to January 28, 2007	—	—	—	1,365,181

Total	—	$—	—	1,365,181

(1)	We have purchased our common stock under a share repurchase program. The program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. On October 7, 2005 the board also approved the repurchase of an additional 1,500,000 shares. To date, we have purchased 1,634,819 shares of our common stock under the two programs. The current program has no approved dollar amounts, nor expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. There has been no payment or material defaults. However, as a result of the Company’s delay in filing its 10-Q for the quarter ended January 28, 2007, the Company did not meet its obligation to file certain financial reporting requirements. On March 15, 2007, the Company received a limited waiver on meeting these financial reporting requirements through June 15, 2007.

ITEM 4.	SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISLE OF CAPRI CASINOS, INC.

Dated: April 17, 2007	/s/ DONN R. MITCHELL, II
Donn R. Mitchell, II Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

3.1A	Certificate of Incorporation of Casino America, Inc. (1)

3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (2)

3.2A	By-laws of Casino America, Inc. (1)

3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (3)

4.1	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (4)

4.2	Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (5)

4.3	Rights Agreement, dated as of February 7, 1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (6)

10.1	Casino America, Inc. description of Employee Bonus Plan (7)

10.2	Director’s Option Plan (8)

10.3	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (9)

10.4	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (10)

10.5	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (11)

10.6	Amended Casino America, Inc. 1992 Stock Option Plan (12)

10.7	Amended Casino America, Inc. 1993 Stock Option Plan (13)

10.8	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (5)

10.9	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)

10.10	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)

10.11	Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (5)

10.12	Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (5)

10.13	Operator’s Contract, dated as of December 28, 1989, between Riverboat Development Authority and the Connelley Group, LP, as amended on February 9, 1990, March 1, 1990, January 1, 1991, September 30, 1994 and March 1, 1998 (5)

10.14	Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (15)

10.15	Isle of Capri Casinos, Inc. Deferred Bonus Plan (15)

10.16	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (5)

10.17	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (5)

10.18	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (5)

10.19	Third Amended and Restated Credit Agreement, dated as of February 4, 2005, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Deutsche Bank Trust Company Americas and Wells Fargo Bank, N.A., as co-syndication agents, Calyon New York Branch and the CIT/Group/Equipment Financing, Inc., as co-documentation agents and CIBC World Markets Corp., as lead arranger (16)

10.20	Isle of Capri Casinos, Inc.’s 2005 Deferred Compensation Plan (17)

INDEX TO EXHIBITS (continued)

10.21	Isle of Capri Casinos, Inc.’s 1995 Deferred Compensation Plan (17)

10.22	Isle of Capri Casinos, Inc.’s 2005 Non-employee Director Deferred Compensation Plan (17)

10.23	Employment Agreement dated as of January 1, 2005 between Isle of Capri Casinos, Inc. and Robert F. Griffin (17)

10.24	Isle of Capri Casinos, Inc. Master Retirement Plan (18)

10.25	Second Amended and Restated Credit Agreement, dated as of October 24, 2005, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (19)

10.27	Employment Agreement, dated October 7, 2005, between Isle of Capri Casinos, Inc. and Robert Goldstein (21)

10.28	Employment Agreement, dated January 13, 2006 between Isle of Capri Casinos, Inc. and Donn R. Mitchell II (22)

10.29	Purchase Agreement, dated February 13, 2006, by and among Legends Gaming, LLC, Legends Gaming of Mississippi, LLC, Legends Gaming of Louisiana-1, LLC, Legends Gaming of Louisiana-2, LLC, Isle of Capri Casinos, Inc., Riverboat Corporation of Mississippi - Vicksburg, Louisiana Riverboat Gaming Partnership, CSNO, L.L.C., LRGP Holdings, L.L.C. and IOC Holdings, L.L.C (23)

10.30	Consulting Agreement, dated as of March 23, 2006, by and between John G. Brackenbury and Isle of Capri Casinos, Inc. (24)

10.31	Point Cadet Compromise and Settlement Agreement, dated August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi. (25)

10.32	First Amendment to Ground Lease, made and entered into effective June 14, 2006, by and between Family Lands L.P. and IOC Mississippi, Inc. (25)

10.33	Ground Lease, made and entered into effective May 5, 2006, by and between Family Lands L.P. and IOC Mississippi, Inc. (25)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

(1)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.

(2)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.

(3)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(4)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.

INDEX TO EXHIBITS (continued)

(5)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.

(6)	Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.

(7)	Filed as an exhibit to Casino America, Inc.’s Annual Report on form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.

(8)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.

(9)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.

(10)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.

(11)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.

(12)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.

(13)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(14)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(15)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(16)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 10, 2005 (File No. 0-20538) and incorporated herein by reference.

(17)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2005 (File No. 0-20538) and incorporated herein by reference.

(18)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2005 (File No. 0-20538) and incorporated herein by reference.

(19)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on October 28, 2005 (File No. 0-20538) and incorporated herein by reference.

(21)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on January 6, 2006 (File No. 0-20538) and incorporated herein by reference.

(22)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on January 19, 2006 (File No. 0-20538) and incorporated herein by reference.

(23)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 17, 2006 (File No. 0-20538) and incorporated herein by reference.

(24)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on March 29, 2006 (File No. 0-20538) and incorporated herein by reference.

(25)	Filed as an Exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (File No. 0-20538) and incorporated herein by reference.