Form 10-Q/A
period 2007-01-28
ISLE OF CAPRI CASINOS INC
filed 2007-07-25
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2007, the Company had a total of 34,719,723 shares of Common Stock outstanding (which includes 4,323,555 shares held by us in treasury).

ISLE OF CAPRI CASINOS, INC.

FORM 10-Q/A

RESTATEMENT OVERVIEW

During the course of the Company’s third quarterly review of fiscal year 2007, management and the Company’s independent registered public accounting firm identified issues that, when corrected, had a material effect upon the Company’s previously issued financial statements.

On April 18, 2007, the Company filed quarterly results for the three and nine months ended January 28, 2007 (“First Restatement”). That interim filing, which was not reviewed by the Company’s independent registered public accounting firm, contained all of the restatement items that the Company was aware of at the time of filing of the document, however the Company subsequently discovered additional errors which required restatement. As a result, the Company announced on June 19, 2007, that it would restate its third quarter ended January 28, 2007, and further restate prior periods (“Second Restatement”).

The financial statements presented herein reflect all restatement items, including those items which were presented in the Company’s quarterly filing for the three and nine months ended January 28, 2007, filed on April 18, 2007, and the additional restatement findings found subsequent to the filing of that document as noted above.

The cumulative effect of all adjustments through April 30, 2006, October 29, 2006 and January 28, 2007 on the Company’s consolidated balance sheets was a $5.4 million decrease, $0.9 million increase and $1.9 million decrease to retained earnings, respectively; a $3.0 million increase, $3.6 million increase and $2.0 million increase to additional paid-in-capital, respectively; and a $2.4 million decrease, $4.5 million increase and $0.1 million increase to stockholders’ equity, respectively. It should be noted that the $1.9 million decrease in retained earnings as of January 28, 2007 for the change between the originally filed third quarter financial statements for the period ended January 28, 2007 and this restated third quarter only reflects the impact of the Second Restatement, as the originally filed third quarter financial statements included the impact of the First Restatement. The cumulative impact of the First Restatement was a $3.4 million increase to retained earnings as of January 28, 2007 thus the total cumulative effect of the First and Second Restatements combined was a $1.5 million increase in retained earnings as of January 28, 2007.

For the three months ended January 22, 2006 and January 28, 2007, these adjustments decreased net income by $23 thousand and increased net income by $0.6 million, respectively. For the nine months ended January 22, 2006 and January 28, 2007, these adjustments decreased net income by $1.5 million and increased net income by $2.5 million, respectively.

The restatement adjustments primarily relate to the following items (the cumulative effect of each adjustment item is presented for the periods through April 30, 2006, October 29, 2006 and January 28, 2007):

•

Accounting for the lease of the Company’s new casino space in Coventry, England in accordance with Emerging Issue Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), which cumulatively decreased retained earnings by $2.4 million, $2.4 million and zero, respectively;

•

Accounting for leases with rent escalation and rent holiday clauses on a straight-line basis at several properties, which resulted in a decrease to retained earnings of $2.5 million, $2.2 million and $2.2 million, respectively;

•

Correction of accounting errors at the Company’s 66-2/3% owned Blue Chip Casinos plc subsidiary in England which cumulatively reduced retained earnings by $1.7 million, $2.3 million and zero, respectively;

•

Adjustments to the calculation of the gain on the sale of the Isle-Bossier City related to the proper allocation of certain intangible assets, which cumulatively increased retained earnings by zero, $6.1 million and zero, respectively;

•

Amortization of certain intangible assets (primarily related to Lady Luck customer lists, Biloxi berthing rights and the Waterloo gaming license) which cumulatively reduced retained earnings by $5.4 million, $5.7 million and zero, respectively;

•

Correction of various tax accounting issues which cumulatively increased retained earnings by $8.2 million, $8.9 million and $0.3 million, respectively; and increased additional paid in capital by $3.0 million, $3.0 million and $2.0 million, respectively.

Additionally, as part of the restatement process, the Company has made correcting adjustments for other miscellaneous items. Refer to Note 2 to the Consolidated Financial Statements for a detailed discussion of all significant restatement adjustments.

This Form 10-Q/A amends the following:

•

Part I. Item 1 (Financial Statements and Supplementary Data) to reflect changes to the Company’s financial statements and notes thereto, including changes to the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows, the addition of Note 2 to the Consolidated Financial Statements “Restatement”, as well as other Notes which present restated financial information.

•

Part I. Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect the changes to Executive Overview, Results of Operations, Liquidity and Capital Resources, and Contractual Obligations and Commercial Commitments.

•	Part I. Item 4 (Controls and Procedures) to reflect changes to the disclosure of the internal control impact.

•	Part II. Item 3 (Defaults on Senior Securities)

No other changes have been made to the Company’s quarterly report except those items previously listed and this amendment is not intended to update other information presented in the quarterly report as originally filed, except as disclosed in Note 13 to the financial statements, Subsequent Events. As a result of this amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A and the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 has been executed and filed as of the date of this Form 10-Q/A. Included in this Form 10-Q/A is quarterly information within Note 2 to the Consolidated Financial Statements which amends previously filed Quarterly Reports on Form 10-Q.

The Company has not amended its Annual Reports on Form 10-K for the fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004 or the Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for the periods prior to October 29, 2006 is superseded by the information in this Quarterly Report on Form 10-Q/A and the financial statements and related financial information contained in such reports should no longer be relied upon.

Furthermore, all notes to the consolidated financial statements should be read in their entirety when reading these financial statements because they materially impact the ability to understand the historical financial information presented regarding the Company.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical or current facts included in this report on Form 10-Q/A or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except per share data)

	January 28, 2007	April 30, 2006
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$130,176	$121,049
Marketable securities	17,081	17,727
Accounts receivable, net	25,408	17,017
Insurance receivable, net	57,106	79,362
Deferred income taxes	13,973	14,004
Prepaid expenses and other assets	25,817	14,943
Assets held for sale	—	212,281

Total current assets	269,561	476,383
Property and equipment, net	1,195,851	979,627
Other assets:
Goodwill	305,365	305,365
Other intangible assets	74,154	74,154
Deferred financing costs, net	14,290	16,162
Restricted cash	2,610	2,210
Prepaid deposits and other	28,109	23,825

Total assets	$1,889,940	$1,877,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,522	$8,515
Accounts payable	48,141	59,432
Accrued liabilities:
Interest	25,285	10,864
Payroll and related	46,702	57,351
Property and other taxes	33,744	29,593
Income taxes	6,606	9,136
Progressive jackpots and slot club awards	12,508	16,119
Other	47,850	38,881

Total current liabilities	229,358	229,891
Long-term debt, less current maturities	1,202,862	1,210,542
Deferred income taxes	53,892	55,408
Other accrued liabilities	32,861	32,781
Other long term obligations	46,500	42,366
Minority interest	26,952	26,491
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000 shares authorized; 34,536 shares issued at January 28, 2007 and 34,293 shares issued at April 30, 2006	345	343
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	—	—
Additional paid-in capital	171,451	163,548
Unearned compensation	—	(1,383)
Retained earnings	169,748	159,764
Accumulated other comprehensive income	3,255	131

	344,799	322,403
Treasury stock, 4,132 shares at January 28, 2007 and 3,902 shares at April 30, 2006	(47,284)	(42,156)

Total stockholders’ equity	297,515	280,247

Total liabilities and stockholders’ equity	$1,889,940	$1,877,726

See notes to the unaudited restated consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 22, 2006	January 28, 2007	January 22, 2006
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Casino	$233,158	$234,954	$760,015	$695,020
Rooms	9,995	6,203	37,965	25,372
Pari-mutuel commissions and fees	5,057	4,350	13,850	13,301
Food, beverage and other	32,309	27,337	99,274	87,351

Gross revenues	280,519	272,844	911,104	821,044
Less promotional allowances	49,680	43,821	163,073	138,717

Net revenues	230,839	229,023	748,031	682,327
Operating expenses:
Casino	38,573	35,000	122,570	108,883
Gaming taxes	49,739	52,642	161,158	154,549
Rooms	2,173	1,231	7,053	5,723
Pari-mutuel commissions and fees	3,897	3,432	10,793	10,548
Food, beverage and other	6,928	6,827	23,520	21,039
Marine and facilities	15,049	13,146	46,817	41,813
Marketing and administrative	77,666	66,189	244,414	210,314
Valuation and other charges	—	—	665	—
Hurricane related charges, net	—	3,576	—	4,776
Preopening	2,499	40	3,137	224
Depreciation and amortization	24,608	22,018	72,898	65,819

Total operating expenses	221,132	204,101	693,025	623,688

Operating income	9,707	24,922	55,006	58,639
Interest expense	(22,241)	(19,210)	(65,691)	(55,642)
Interest income	1,814	590	5,846	2,136
Loss on extinguishment of debt	—	(2,110)	—	(2,110)

Income (loss) from continuing operations before income taxes and minority interest	(10,720)	4,192	(4,839)	3,023
Income tax (provision) benefit	1,940	(2,105)	(1,247)	(549)
Minority interest	(566)	(418)	(2,119)	(4,323)

Income (loss) from continuing operations	(9,346)	1,669	(8,205)	(1,849)
Income from discontinued operations including gain on sale, net of income taxes	416	2,441	18,189	4,254

Net income (loss)	$(8,930)	$4,110	$9,984	$2,405

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.31)	$0.06	$(0.27)	$(0.06)
Income from discontinued operations including gain on sale, net of income taxes	0.02	0.08	0.60	0.14

Net income (loss)	$(0.29)	$0.14	$0.33	$0.08

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.31)	$0.05	$(0.27)	$(0.06)
Income from discontinued operations including gain on sale, net of income taxes	0.02	0.08	0.60	0.14

Net income (loss)	$(0.29)	$0.13	$0.33	$0.08

Weighted average basic shares	30,371	29,951	30,379	30,054
Weighted average diluted shares	30,371	31,042	30,379	30,054

See notes to the unaudited restated consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compen- sation	Retained Earnings	Accum. Other Compre- hensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, April 30, 2006 (Restated)	34,293	$343	$163,548	$(1,383)	$159,764	$131	$(42,156)	$280,247
Net income	—	—	—	—	9,984	—	—	9,984
Unrealized loss on interest rate swap contracts net of income tax benefit of $9	—	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	—	—	—	—	—	3,137	—	3,137

Comprehensive income								13,108
Exercise of stock options, including income tax benefit of $1,122	243	2	3,837	—	—	—	—	3,839
Issuance of deferred bonus shares from treasury stock	—	—	(429)	—	—	—	429	—
Deferred bonus expense	—	—	249	—	—	—	—	249
Stock compensation expense	—	—	5,629	—	—	—	—	5,629
Reclassification of unearned compensation due to the adoption of SFAS 123(R)	—	—	(1,383)	1,383	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(5,557)	(5,557)

Balance, January 28, 2007 (Restated)	34,536	$345	$171,451	$—	$169,748	$3,255	$(47,284)	$297,515

See notes to the unaudited restated consolidated financial statements

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended
	January 28, 2007	January 22, 2006
	(Restated)	(Restated)
Operating activities:
Net income	$9,984	$2,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,898	77,068
Amortization of deferred financing costs	1,942	2,320
Amortization of unearned compensation	—	335
Loss/(Gain) on derivative instruments	—	(527)
Valuation and other charges	665	—
Early extinguishment of debt	—	2,110
Deferred income taxes	(1,517)	(2,212)
Stock compensation expense	5,629	—
Deferred compensation expense	249	—
Loss/(Gain) on disposal of assets	(25,334)	451
Minority interest	2,119	4,323
Impairment charges, related to hurricane	656	62,439
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(9,582)	(3,066)
Insurance receivable	(1,019)	(114,965)
Income taxes, net	(2,530)	6,274
Prepaid expenses and other assets	(10,730)	(2,362)
Accounts payable and accrued liabilities	7,154	9,494

Net cash provided by operating activities	50,584	44,087

Investing activities:
Purchase of property and equipment	(289,291)	(157,458)
Acquisition of gaming license	(4,000)	(5,775)
Purchase of short-term investments, net of sales	647	(2,901)
Proceeds from sale of assets	242,382	—
Insurance proceeds for hurricane damages	22,619	26,088
Restricted cash	(398)	(173)
Prepaid deposits and other	(3,446)	(11,973)
Change in notes receivable	—	21

Net cash used in investing activities	(31,487)	(152,171)

Financing activities:
Proceeds from debt	—	122,475
Borrowing from line of credit	203,570	2,524
Payments on line of credit	(206,953)	—
Principal payments on debt	(4,776)	(49,609)
Payment of deferred financing costs	(69)	(1,792)
Tax benefit of stock option exercises	1,122	—
Purchase of treasury stock	(5,557)	(8,493)
Proceeds from exercise of stock options	2,717	5,044

Net cash (used in) provided by financing activities	(9,946)	70,149

Effect of foreign currency exchange rates on cash and cash equivalents	(24)	(733)

Net increase (decrease) in cash and cash equivalents	9,127	(38,668)
Cash and cash equivalents at the beginning of period	121,049	146,472

Cash and cash equivalents at the end of the period	$130,176	$107,804

See notes to the unaudited restated consolidated financial statements

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(UNAUDITED)

	Nine Months Ended
	January 28, 2007	January 22, 2006
	(restated)	(restated)
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest (net of capitalized interest)	$54,677	$50,731
Income taxes, net of refunds	15,900	(545)

See notes to the unaudited restated consolidated financial statement

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

On June 1, 2006, the Company notified its landlord of its decision to terminate its lease at Isle-Our Lucaya in Freeport, Grand Bahama. In the first fiscal quarter, the Company recorded approximately $2.2 million in lease termination costs in accordance with FASB Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” This charge, included in marketing and administrative expenses, relates to the Company’s planned closure of the Isle-Our Lucaya operation by June 2007. Recently, the Company has entered into discussions with the Bahamian government that may result in the Company continuing its operations at the Isle-Our Lucaya. See further discussion in Note 13.

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

On April 14, 2007, the Company opened a gaming facility consisting of 1,500 slot machines, four restaurants and a feature bar at Pompano Park adjacent to the existing grandstand, which cost approximately $176 million to construct. The statute also requires Pompano Park to pay an annual license fee of $3 million and gaming taxes equal to 50% of Pompano Park’s net slot machine revenue plus combined county and city taxes approximating an additional 3.5% on the first $250 million of net slot machine revenue and 5% on net slot machine revenue over $250 million.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

1. Background and Nature of Operations (continued)

Litigation is presently ongoing, which if ultimately determined adversely could invalidate the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels could eliminate the Company’s right to operate slot machines at Pompano Park. The Company can provide no assurance as to the outcome of this litigation.

On August 18, 2006, the Harrison County Planning Commission approved the Company’s master plan for its previously announced 50-acre development in west Harrison County, Mississippi, which is approximately 20 miles from the Mississippi/Louisiana state border near Interstate 10. Preliminary plans call for the estimated $320 million project to include a single-level gaming facility with over 2,000 gaming positions, a hotel, restaurants and a complement of additional resort amenities. The project remains in the preliminary planning stages, and is subject to certain conditions, including but not limited to the receipt of all necessary licenses, approvals and permits.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended April 29, 2007.

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

The financial position and results of operations of Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek are presented as assets held for sale in the consolidated balance sheet as of April 30, 2006 and as discontinued operations in the consolidated statements of operations for all periods presented in accordance with SFAS No. 144.

In April 2006, the Company’s Board of Directors approved a plan to close the Isle-Our Lucaya facility in Freeport, Grand Bahama. Effective June 1, 2006, the Company notified its landlord of its decision to terminate the lease and the Company intended to cease operations by June 1, 2007 as required by its lease. The Company will continue to report the results of the Isle-Our Lucaya property as continuing operations until a probable sale of this facility is reached or operations are ceased, at which time, these results will be

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

1. Background and Nature of Operations (continued)

Basis of Presentation (continued)

reported as discontinued operations in accordance with SFAS No. 144. The Company has recently entered into discussions with the Bahamian government that may result in the Company continuing its operations at the Isle-Our Lucaya. See further discussion in Note 13.

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

2. Restatement

During the course of the Company’s third quarter review of fiscal 2007, management and the Company’s independent registered public accounting firm identified issues that, when corrected, had a material effect upon the Company’s previously issued financial statements. Therefore, the Company announced it would restate its financial statements for the fiscal year ended April 30, 2006 and prior years, the quarterly results for fiscal 2006, and the first two quarters of fiscal 2007.

On April 18, 2007, the Company filed quarterly results for the three and nine months ended January 28, 2007 (“First Restatement”). That interim filing, which was not reviewed by the Company’s independent registered public accounting firm, contained all of the restatement items that the Company was aware of at the time of filing of the document. However, the Company subsequently discovered additional errors which required restatement. As a result, the Company announced on June 19, 2007, that it would restate its financial statements for the third quarter ended January 28, 2007, and further restate prior periods (“Second Restatement”).

The financial statements presented herein reflect all restatement items, including those items which were presented in the Company’s quarterly filing for the three and nine months ended January 28, 2007, filed on April 18, 2007, and the additional restatement findings identified subsequent to the filing of that document as noted above. As such, in the restatement discussion below, the Company presents the cumulative effect of all restatement items compared to the originally filed financial statements for the fiscal year ended April 30, 2006, the originally filed six month period ended October 29, 2006 and the originally filed three month period ended January 28, 2007. Additionally, the Company presents the effect of all restatement items on net income, as originally filed, for the three and nine month periods ended January 22, 2006 and January 28, 2007.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

The cumulative effect of all adjustments through April 30, 2006, October 29, 2006 and January 28, 2007 was a $5.4 million decrease, $0.9 million increase and $1.9 million decrease to retained earnings, respectively; a $3.0 million increase, $3.6 million increase and $2.0 million increase to additional paid-in capital, respectively; and a $2.4 million decrease, $4.5 million increase and $0.1 million increase to stockholders’ equity, respectively. It should be noted that the $1.9 million decrease in retained earnings as of January 28, 2007 for the change between the originally filed third quarter ended January 28, 2007 and this restated report for the third quarter only reflects the impact of the Second Restatement, as the originally filed third quarter report included the impact of the First Restatement. The cumulative impact of the First Restatement was a $3.4 million increase to retained earnings as of January 28, 2007 thus the total cumulative effect of the First and Second Restatements combined was a $1.5 million increase in retained earnings as of January 28, 2007.

For the three months ended January 22, 2006 and January 28, 2007, these adjustments decreased net income and earnings per common share by $23 thousand and $0.00 and increased net income and earnings per common share by $0.6 million and $0.02, respectively. For the nine months ended January 22, 2006 and January 28, 2007, these adjustments decreased net income and earnings per common share by $1.5 million and $0.05 and increased net income and earnings per common share by $2.5 million and $0.08, respectively.

For the nine months ended January 22, 2006 and January 28, 2007 cash from operating activities increased $1.5 million and decreased $0.3 million, respectively. Cash from investing activities for the nine months ended January 22, 2006 and January 28, 2007 decreased $1.2 million and $0.3 million, respectively. Additionally, cash from financing activities for the nine months ended January 22, 2006 and January 28, 2007 increased $0.0 million and $0.8 million, respectively. Overall, cash and cash equivalents increased $0.3 million and $0.1 million for the nine months ended January 22, 2006 and January 28, 2007, respectively.

Background

Accounting for Leases

Coventry

The Company entered into an agreement during fiscal 2004 to lease space for the Isle-Coventry casino in Coventry, England (which was still under construction at the end of fiscal year 2006 and is expected to open in fiscal year 2008) in the sub-level of the Coventry Convention Center. The Coventry Convention Center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. The Company determined that due to certain structural elements installed by the Company during the construction of the space being leased and certain prepaid lease payments made by the Company, the Company is required to be treated, for accounting purposes only, as the “owner” of the Coventry Convention Center, in accordance with Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”).

As a result, the Company has recorded a cumulative adjustment to property and equipment, net of accumulated depreciation and after considering the effects of translation, of $50.3 million, $51.5 million and $52.7 million as of April 30, 2006, October 29, 2006 and January 28, 2007, respectively. Additionally, the Company has cumulatively recorded a long-term obligation for $42.4 million, $44.8 million and $46.5 million as of April 30, 2006, October 29, 2006 and, January 28, 2007, respectively. However, the Company does not own these assets, is not the obligor on the corresponding long-term obligation and does not participate in or control the operations of the convention center. The Coventry Convention Center was placed in service by the non-affiliated

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Accounting for Leases (continued)

entity during the Company’s fiscal year 2006, and as a result, the Company has recorded depreciation expense which has cumulatively decreased retained earnings by $1.4 million, $2.3 million and $2.8 million through April 30, 2006, October 29, 2006 and January 28, 2007, respectively.

The Company has also recorded interest expense on the other long-term obligation which has cumulatively decreased retained earnings by $1.4 million, $2.3 million and $2.7 million through April 30, 2006, October 29, 2006 and January 28, 2007, respectively.

Additionally, the Company has also reversed previously recorded interest income which has cumulatively increased retained earnings by $1.2 million, $1.6 million and $1.8 million through April 30, 2006, October 29, 2006 and January 28, 2007, respectively. The previously recorded interest income was being earned on prepaid rent as contractually agreed to with the lender.

The cumulative effect of these restatement items reduced retained earnings by $2.4 million as of April 30, 2006 and October 29, 2006 and has no effect as of January 28, 2007. For the three and nine months ended January 22, 2006, these adjustments decreased net income by $0.7 million and $1.4 million, respectively. The adjustments had no effect on net income for the three and nine months ended January 28, 2007.

The related asset and financing obligation will be reflected on the Company’s accompanying consolidated balance sheet until completion of the lease term, when they will be removed from the Company’s financial statements. At such time, the net of the remaining obligation and carrying value of the asset will be recognized as a gain on disposal of the facility. Future payments due under the financing obligation utilizing the exchange rate as of April 30, 2006 were $0.6 million in 2007, $1.0 million in 2008, $1.1 million in 2009, $1.1 million in 2010, $1.1 million in 2011 and $35.2 million thereafter.

Other Lease Issues:

The Company identified prior period errors related to the lease accounting at its Biloxi, Kansas City, Lake Charles, Our Lucaya and Colorado properties. The Company previously failed to account for these leases, which contain rent escalation and rent holiday clauses on a straight-line basis. The effect of these adjustments on retained earnings was a cumulative reduction of $2.5 million, $2.2 million and $2.2 million as of April 30, 2006, October 29, 2006 and January 28, 2007, respectively. For the three and nine months ended January 22, 2006, these adjustments had no effect on net income. For the three and nine months ended January 28, 2007, these adjustments had no effect on net income and increased net income by $0.3 million, respectively.

United Kingdom Accounting

During the third fiscal quarter ended January 28, 2007, the statutory audits of the financial statements of Blue Chip Casinos, plc (“Blue Chip”) for the fiscal years ended April 24, 2005 and April 30, 2006 were completed. Blue Chip Casinos plc is a 66-2/3% owned subsidiary of the Company, which operates pub-style casinos in the United Kingdom (UK). In accordance with the original agreement governing Blue Chip’s operations, Blue Chip was managed by the Company’s UK-based minority shareholders during the impacted periods. The Company assumed management responsibilities of Blue Chip during fiscal 2007. These adjustments related primarily to the identification and recording of fixed assets which were not properly recorded and the associated depreciation related to those assets, as well as corrections for previously un-reconciled expense and balance sheet accounts related primarily to payroll liabilities, professional service accruals, interest accruals and other operating expenses. The completion of these audits resulted in adjustments that reduced retained earnings cumulatively by approximately $1.7 million and $2.3

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

United Kingdom Accounting (continued)

million as of April 30, 2006 and October 29, 2006, respectively and no effect as of January 28, 2007. For the three and nine months ended January 22, 2006, these adjustments decreased net income by $0.1 million and $0.2 million, respectively. The adjustments had no effect on net income for the three and nine months ended January 28, 2007.

Goodwill and Other Intangible Assets

Isle-Bossier City and Isle-Lake Charles Other Intangible Assets Reclassification

An error occurred in the allocation of intangible assets related primarily to gaming licensing costs at two of the Company’s Louisiana properties. Specifically, in fiscal 2001, net intangible assets of $10.4 million related to one of the Company’s Lake Charles riverboat licenses were recorded to the Company’s Bossier City property in error. The Lake Charles property was partially owned by the Bossier City property at the time. The effect of this adjustment increased other intangible assets and decreased assets held for sale by $10.4 million as of April 30, 2006.

The error also caused an understatement of the gain on sale recorded by the Company in the second quarter ended October 29, 2006. The effect of the adjustment to correct the understatement of the gain of $10.4 million has resulted in an increase in retained earnings of $6.1 million as of October 29, 2006 and no effect to retained earnings as of January 28, 2007. There was no effect on net income as a result of this item for the three and nine months ended January 22, 2006 and January 28, 2007.

Lady Luck Customer Lists

When the Company acquired Lady Luck Gaming Corporation in March 2000, it capitalized Lady Luck’s customer lists as an intangible asset. This asset should have been amortized over a useful life of three years. In addition, amortization was incorrectly discontinued when the Company implemented SFAS 142 at the beginning of fiscal 2002. The Company has determined that the remaining balance of $4.0 million should have been fully amortized over a three-year useful life, and therefore adjustments have been made to fully amortize this asset by fiscal year ended April 27, 2003. The cumulative effect of these adjustments reduced retained earnings $2.6 million as of April 30, 2006 and October 29, 2006. There was no effect on retained earnings as of January 28, 2007. Additionally, the Company has reclassified a net amount of $1.3 million from other intangibles to goodwill, which had been improperly classified since the date of the acquisition. There was no effect on retained earnings for this reclassification. There was no effect on net income as a result of these two items for the three and nine months ended January 22, 2006 and January 28, 2007.

Biloxi Berthing Rights

The Company recorded payments made for berthing rights related to Isle-Biloxi pursuant to a 1992 agreement and was amortizing the asset over a twenty-year period prior to the adoption of SFAS 142. The Company should have been amortizing this asset over a ten-year period based on the terms of the agreement. During the adoption of SFAS 142, the Company incorrectly reclassified the unamortized balance of these berthing rights to goodwill and ceased amortization. The Company has determined that the remaining balance of $3.5 million should have been fully amortized by the fiscal year ended April 28, 2002. The cumulative effect of this adjustment reduced retained earnings $2.2 million as of April 30, 2006 and October 29, 2006. There was no effect on retained earnings as of January 28, 2007. There was no effect on net income as a result of this item for the three and nine months ended January 22, 2006 and January 28, 2007.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Goodwill and Other Intangible Assets (continued)

Waterloo License Adjustment

In connection with the acquisition of its gaming license for the privilege to operate a casino in Waterloo, Iowa, the Company incurred an obligation to pay various Iowa state entities approximately $21.1 million in gaming license costs ratably over a five-year period beginning in fiscal 2006. The Company had not originally considered the present value impact on the asset and the corresponding asset and liability. As part of its restatement, the Company has recorded a $2.6 million reduction to the liability and the asset to record the present value of the payments for the gaming license.

The cumulative effect of this adjustment reduced retained earnings $0.6 million and $0.9 million as of April 30, 2006 and October 29, 2006; and no effect on retained earnings as of January 28, 2007. For the three and nine months ended January 22, 2006, these adjustments decreased net income by $0.2 million and $0.5 million, respectively. The adjustments had no effect on net income for the three and nine months ended January 28, 2007.

Accounting for Taxes:

The Company identified the following prior period errors related to tax accounting:

United Kingdom and Bahamas – The Company had not properly accounted for the tax treatment of various start-up, license and expansion costs incurred during the fiscal years 2004 through 2006 related to new business opportunities in the United Kingdom and the Bahamas. The correction resulted in a cumulative increase in retained earnings of $2.0 million, $2.0 million and $0.1 million as of April 30, 2006, October 29, 2006 and January 28, 2007, respectively. This adjustment had no effect on net income for the three and nine months ended January 22, 2006 and January 28, 2007

Iowa – During fiscal year 2007, the Company filed a protest with the State of Iowa regarding the proper membership of its Iowa consolidated group on tax returns filed for the tax years 2000 through 2006. In evaluating its position, the Company determined that the amount of reserve it had previously recorded for the potential liability was inaccurately computed. The correction of the calculation resulted in a cumulative decrease to retained earnings of $2.0 million as of April 30, 2006 and October 29, 2006 and an increase to retained earnings of $0.5 million as of January 28, 2007. This adjustment had no effect on net income for the three and nine months ended January 22, 2006 and January 28, 2007.

Louisiana Franchise Tax – The State of Louisiana has asserted that the Company has nexus in the state for franchise tax purposes. The Company’s contingent tax reserve calculation included errors and thus did not reflect the correct estimate of the contingent liability in accordance with SFAS 5 “Accounting for Contingencies.” The correction of our contingent tax reserve resulted in a cumulative decrease to retained earnings of $2.1 million, $2.6 million and $2.3 million as of April 30, 2006, October 29, 2006 and January 28, 2007, respectively. For the three months and nine months ended January 22, 2006 this adjustment decreased net income by $0.2 million and $0.6 million, respectively. The adjustments increased net income by $0.3 million and decreased net income by $0.2 million for the three and nine months ended January 28, 2007, respectively.

Tax Consequences of Equity Compensation – The Company had not been properly recording the tax effect of differences between book expense and tax deductions to stockholders’ equity. Correcting the tax effects of equity compensation resulted in a cumulative increase in additional paid in capital of $3.0 million, $3.0 million and $2.0 million as of April 30, 2006, October 29, 2006 and January 28, 2007, respectively. There was no effect on net income as a result of these items for the three and nine months ended January 22, 2006 and January 28, 2007.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Accounting for Taxes (continued):

Deferred Tax Assets and Liabilities – The Company’s deferred tax balances did not reflect certain temporary differences, including those related to state income and franchise tax deductions, federal tax credits and valuation allowances against net operating losses. Establishment of these deferred tax balances resulted in a cumulative increase in retained earnings of $4.0 million, $4.0 million and $2.7 million as of April 30, 2006, October 29, 2006 and January 28, 2007, respectively. There was no effect on net income as a result of these items for the three and nine months ended January 22, 2006 and January 28, 2007.

State Deferred Tax Assets and Liabilities—The Company identified that the methodology used to calculate deferred tax assets and liabilities did not accurately reflect the state rates expected to apply when the deferred tax assets and liabilities are realized or settled. Adjustments to the expected future tax rates resulted in a cumulative increase in retained earnings of $2.8 million as of April 30, 2006 and October 29, 2006 and a decrease in retained earnings of $0.1 million as of January 28, 2007. There was no effect on net income as a result of these items for the three and nine months ended January 22, 2006 and January 28, 2007.

Involuntary Conversion of Fixed Assets that Resulted from Hurricane Katrina – During the fourth quarter of fiscal 2006, the Company incorrectly recorded deferred income tax expense related to write-offs of fixed assets that resulted from hurricane damage to its Biloxi facilities. Reversal of the income tax expense resulted in a cumulative increase in retained earnings of $1.8 million as of April 30, 2006 and October 29, 2006 and did not impact retained earnings as of January 28, 2007. There was no effect on net income as a result of this item for the three and nine months ended January 22, 2006 and January 28, 2007.

Minority Interest – The Company determined that it improperly accounted for the portion of income tax expense related to minority interests in its Colorado gaming operations for fiscal years 2003 through 2006. Adjustments to properly reflect the minority interests in income tax expense resulted in a cumulative increase in retained earnings of $1.8 million as of April 30, 2006 and October 29, 2006 and did not impact retained earnings as of January 28, 2007. This adjustment had no effect on net income for the three and nine months ended January 22, 2006 and January 28, 2007.

Lake Charles and Kansas City Acquisitions – The Company identified several adjustments needed to the original purchase accounting and subsequent activity to properly reflect the tax position of its Lake Charles property (acquired May 1995) and its Kansas City property (acquired June 2000). The impact of these adjustments and subsequent activity resulted in a cumulative increase in retained earnings of $1.1 million as of April 30, 2006 and October 29, 2006 and cumulative decrease of $0.1 million as of January 28, 2007. There was no effect on net income as a result of these items for the three and nine months ended January 22, 2006 and January 28, 2007.

Miscellaneous Adjustments to Income Tax Payable and Deferred Tax Accounts –The Company recorded miscellaneous adjustments to true-up its income tax payable and deferred tax accounts as of the end of fiscal 2006. The impact of these adjustments resulted in a cumulative decrease in retained earnings of $1.2 million as of April 30, 2006 and October 29, 2006 and a cumulative decrease of $1.8 million as of January 28, 2007. There was no effect on net income as a result of these items for the three and nine months ended January 22, 2006 and January 28, 2007.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Accounting for Taxes (continued):

All other tax adjustments, including those related to allocating taxes among quarters, resulted in a cumulative increase in retained earnings of $1.2 million and $1.3 million, respectively, as of October 29, 2006 and January 28, 2007; increased net income by $2.3 million and $3.2 million, respectively, for the three and nine months ended January 22, 2006 and increased net income by $0.1 million and $1.3 million, respectively, for the three and nine months ended January 28, 2007.

Hurricane Impairment

In the second fiscal quarter ended October 29, 2006, the Company identified an additional $7.4 million in fixed assets at Isle-Biloxi that were impaired as a result of damages from Hurricane Katrina in the second fiscal quarter ended October 23, 2005. Since these assets were not written down in the proper period, they continued to be depreciated until their later identification. As part of this restatement, the Company has recorded the impairment charge with an offset to the insurance receivable and reversed the related depreciation expense in the fiscal year ended April 30, 2006. The effect of these cumulative adjustments increased retained earnings $0.1 million and $0.2 million as of April 30, 2006 and October 29, 2006 and had no effect on retained earnings as of January 28, 2007, respectively. For the three and nine months ended January 22, 2006, these adjustments had no effect on net income and increased net income by $0.1 million, respectively. The adjustments had no effect on net income for the three and nine months ended January 28, 2007.

Other Adjustments

As part of the restatement process, the Company has made correcting adjustments for the following items:

•

Progressive Slot Liability Seed – In fiscal 2006, the Company determined that it had incorrectly recorded $1.1 million of expense over the lifetime of it operations, which related to the initial funding for progressive slot machine jackpots. The cumulative amount of this expense was reversed in the year ended April 30, 2006. As a result of the restatement, the financial statements have also been adjusted to reflect the recognition of this expense in the appropriate pre-fiscal 2006 periods. As of April 30, 2006, October 29, 2006, and January 28, 2007, there was no net effect on retained earnings related to this adjustment. There was no effect on net income as a result of these items for the three and nine month ended January 22, 2006 and January 28, 2007.

•

Exit Liability—In February 1995, the Company executed a lease for certain blocks of land in Cripple Creek Colorado for the purpose of developing a gaming facility. The lease term is twenty-five (25) years commencing February 9, 1995 and expiring February 8, 2020, subject to the right of the Company to extend the term of the lease for seven (7) consecutive ten (10) year extensions. There exists an option to purchase the property lease, in favor of the Company. The Company accounted for the lease as an operating lease at the inception of the lease.

In 1999, the current and long-term lease exit liabilities were established when it was determined that the Company did not plan to construct or open a casino in Cripple Creek in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, with a valuation charge (“restructuring charge”). The total amount of the exit liability that was established at that date was $2.5 million and the amount of the restructuring charge was $2.5 million. The disclosure for this exit liability was presented in the “Commitments” Note to the financial statements as a capital lease obligation, as well as, in the “Long-Term Debt” Note as other long-term debt and not disclosed as an exit activity. The original restructuring charge in the Consolidated Statements of

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Operations was included in the line item, “Valuation charge”. As of April 30, 2006, October 29, 2006 and January 28, 2007 there was no net effect on retained earnings related to this adjustment. There was no effect on net income as a result of these items for the three and nine months ended January 22, 2006 and January 28, 2007.

The following tables present the impact of the restatement adjustments on the consolidated financial statements presented in this Form 10-Q/A by line item:

Consolidated Balance Sheets

Increase/(Decrease) (in thousands)

	April 30, 2006
	As Originally Reported	Adjustment	As Restated
ASSETS
Cash and cash equivalents	$121,193	$(144)	$121,049
Accounts receivable, net	17,268	(251)	17,017
Insurance receivable, net	72,053	7,309	79,362
Deferred income taxes	9,897	4,107	14,004
Prepaid expenses and other assets	15,560	(617)	14,943
Assets held for sale	222,446	(10,165)	212,281
Total current assets	476,144	239	476,383
Property and equipment, net	938,428	41,199	979,627
Goodwill	296,354	9,011	305,365
Other intangible assets	74,789	(635)	74,154
Deferred financing costs, net	16,064	98	16,162
Prepaid deposits and other	29,955	(6,130)	23,825
Total assets	1,833,944	43,782	1,877,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	8,588	(73)	8,515
Accounts payable	58,561	871	59,432
Interest	10,523	341	10,864
Payroll and related	56,904	447	57,351
Property and other taxes	25,888	3,705	29,593
Income taxes	10,323	(1,187)	9,136
Progressive jackpots and slot club awards	12,415	3,704	16,119
Other	40,652	(1,771)	38,881
Total current liabilities	223,854	6,037	229,891
Long-term debt, less current maturities	1,212,692	(2,150)	1,210,542
Deferred income taxes	64,440	(9,032)	55,408
Other accrued liabilities	23,580	9,201	32,781
Other long term obligations	—	42,366	42,366
Minority interest	26,690	(199)	26,491
Additional paid-in capital	160,508	3,040	163,548
Retained earnings	165,156	(5,392)	159,764
Accumulated other comprehensive income	220	(89)	131
Total stockholders’ equity	282,688	(2,441)	280,247
Total liabilities and stockholders’ equity	1,833,944	43,782	1,877,726

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Consolidated Income Statements

Increase/(Decrease) (in thousands, except per share data)

	Three Months Ended January 22, 2006
	As Originally Reported	Adjustment	As Restated
Revenues:
Food, beverage and other	$27,270	67	$27,337
Gross revenues	272,777	67	272,844
Net revenues	228,956	67	229,023
Operating expenses:
Gaming taxes	52,868	(226)	52,642
Marine and facilities	13,148	(2)	13,146
Marketing and administrative	65,572	617	66,189
Depreciation and amortization	21,541	477	22,018
Total operating expenses	203,235	866	204,101
Operating income	25,721	(799)	24,922
Interest expense	(18,665)	(545)	(19,210)
Interest income	754	(164)	590
Income (loss) from continuing operations before income taxes and minority interest	5,700	(1,508)	4,192
Income tax (provision) benefit	(3,305)	1,200	(2,105)
Minority interest	(439)	21	(418)
Income (loss) from continuing operations	1,956	(287)	1,669
Income from discontinued operations including gain on sale, net of income taxes	2,177	264	2,441
Net income (loss)	4,133	(23)	4,110

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$0.07	$(0.01)	$0.06
Income from discontinued operations including gain on sale, net of income taxes	0.07	0.01	0.08

Net income	$0.14	$—	$0.14

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$0.06	$(0.01)	$0.05
Income from discontinued operations including gain on sale, net of income taxes	0.07	0.01	0.08

Net income	$0.13	$—	$0.13

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Consolidated Income Statements

Increase/(Decrease) (in thousands, except per share data)

	Nine Months Ended January 22, 2006
	As Originally Reported	Adjustment	As Restated
Revenues:
Casino	$694,711	309	$695,020
Food, beverage and other	86,824	527	87,351
Gross revenues	820,208	836	821,044
Net revenues	681,491	836	682,327
Operating expenses:
Gaming taxes	155,882	(1,333)	154,549
Marine and facilities	41,819	(6)	41,813
Marketing and administrative	208,477	1,837	210,314
Depreciation and amortization	64,789	1,030	65,819
Total operating expenses	622,160	1,528	623,688
Operating income	59,331	(692)	58,639
Interest expense	(54,311)	(1,331)	(55,642)
Interest income	2,588	(452)	2,136
Income (loss) from continuing operations before income taxes and minority interest	5,498	(2,475)	3,023
Income tax (provision) benefit	(1,391)	842	(549)
Minority interest	(4,387)	64	(4,323)
Income (loss) from continuing operations	(280)	(1,569)	(1,849)
Income from discontinued operations including gain on sale, net of income taxes	4,178	76	4,254
Net income (loss)	3,898	(1,493)	2,405

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.01)	$(0.05)	$(0.06)
Income from discontinued operations including gain on sale, net of income taxes	0.14	—	0.14

Net income (loss)	$0.13	$(0.05)	$0.08

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.01)	$(0.05)	$(0.06)
Income (loss) from discontinued operations including gain on sale, net of income taxes	0.14	—	0.14

Net income (loss)	$0.13	$(0.05)	$0.08

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Consolidated Statements of Cash Flows

Increase/(Decrease) (in thousands)

	Nine Months Ended January 22, 2006
	As Originally Reported	Adjustment	As Restated
Operating activities:
Net income	$3,898	$(1,493)	$2,405

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,037	1,031	77,068
Gain on derivative instruments	—	(527)	(527)
Gain on disposal of assets	—	451	451
Minority interest	4,387	(64)	4,323
Impairment charges, related to hurricane	55,184	7,255	62,439
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(3,108)	42	(3,066)
Insurance receivable	(107,710)	(7,255)	(114,965)
Income taxes, net	7,793	(1,519)	6,274
Prepaid expenses and other assets	(3,753)	1,391	(2,362)
Accounts payable and accrued liabilities	7,291	2,203	9,494
Net cash provided by operating activities	42,572	1,515	44,087

Investing activities:
Prepaid deposits and other	(10,729)	(1,244)	(11,973)

Net cash used in investing activities	(150,927)	(1,244)	(152,171)
Net decrease in cash and cash equivalents	(38,939)	271	(38,668)
Cash and cash equivalents at the beginning of period	146,743	(271)	146,472
Cash and cash equivalents at the end of the period	107,804	—	107,804

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Consolidated Balance Sheets

Increase/(Decrease) (in thousands)

	January 28, 2007
	As Originally Reported	Adjustment	As Restated
ASSETS
Cash and cash equivalents	$129,867	$309	$130,176
Accounts receivable, net	27,558	(2,150)	25,408
Insurance receivable, net	57,103	3	57,106
Deferred income taxes	9,866	4,107	13,973
Prepaid expenses and other assets	25,720	97	25,817
Total current assets	267,195	2,366	269,561
Property and equipment, net	1,196,988	(1,137)	1,195,851
Goodwill	304,552	813	305,365
Other intangible assets	73,814	340	74,154
Prepaid deposits and other	20,933	7,176	28,109
Total assets	1,880,382	9,558	1,889,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	8,602	(80)	8,522
Accounts payable	48,771	(630)	48,141
Property and other taxes	29,923	3,821	33,744
Income taxes	8,240	(1,634)	6,606
Progressive jackpots and slot club awards	12,488	20	12,508
Other	47,670	180	47,850
Total current liabilities	227,681	1,677	229,358
Long-term debt, less current maturities	1,204,952	(2,090)	1,202,862
Deferred income taxes	54,926	(1,034)	53,892
Other accrued liabilities	21,643	11,218	32,861
Minority interest	27,248	(296)	26,952
Additional paid-in capital	169,480	1,971	171,451
Retained earnings	171,636	(1,888)	169,748
Total stockholders’ equity	297,432	83	297,515
Total liabilities and stockholders’ equity	1,880,382	9,558	1,889,940

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Consolidated Income Statements

Increase/(Decrease) (in thousands, except per share data)

	Three Months Ended January 28, 2007
	As Originally Reported	Adjustment	As Restated
Revenues:
Food, beverage and other	$32,315	(6)	$32,309
Gross revenues	280,525	(6)	280,519
Net revenues	230,845	(6)	230,839
Operating expenses:
Casino	38,609	(36)	38,573
Food, beverage and other	6,894	34	6,928
Marketing and administrative	76,970	696	77,666
Depreciation and amortization	24,703	(95)	24,608
Total operating expenses	221,056	76	221,132
Operating income	9,789	(82)	9,707
Interest expense	(22,482)	241	(22,241)
Income (loss) from continuing operations before income taxes and minority interest	(10,879)	159	(10,720)
Income tax (provision) benefit	1,770	170	1,940
Minority interest	(598)	32	(566)
Income (loss) from continuing operations	(9,707)	361	(9,346)
Income from discontinued operations including gain on sale, net of income taxes	216	200	416
Net income (loss)	(9,491)	561	(8,930)

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.32)	$0.01	$(0.31)
Income from discontinued operations including gain on sale, net of income taxes	0.01	0.01	0.02

Net income (loss)	$(0.31)	$0.02	$(0.29)

Earnings (loss) per common share-diluted:	—		—
Income (loss) from continuing operations	$(0.32)	$0.01	$(0.31)
Income from discontinued operations including gain on sale, net of income taxes	0.01	0.01	0.02

Net income (loss)	$(0.31)	$0.02	$(0.29)

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Consolidated Income Statements

Increase/(Decrease) (in thousands, except per share data)

	Nine Months Ended January 28, 2007
	As Originally Reported	Adjustment	As Restated
Revenues:
Food, beverage and other	$99,283	(9)	$99,274
Gross revenues	911,113	(9)	911,104
Net revenues	748,040	(9)	748,031
Operating expenses:
Casino	122,647	(77)	122,570
Rooms	7,056	(3)	7,053
Food, beverage and other	23,492	28	23,520
Marine and facilities	46,870	(53)	46,817
Marketing and administrative	241,112	3,302	244,414
Preopening	6,057	(2,920)	3,137
Depreciation and amortization	72,943	(45)	72,898
Total operating expenses	692,793	232	693,025
Operating income	55,247	(241)	55,006
Interest expense	(66,180)	489	(65,691)
Interest income	5,815	31	5,846
Income (loss) from continuing operations before income taxes and minority interest	(5,118)	279	(4,839)
Income tax (provision) benefit	(347)	(900)	(1,247)
Minority interest	(2,216)	97	(2,119)
Income (loss) from continuing operations	(7,681)	(524)	(8,205)
Income from discontinued operations including gain on sale, net of income taxes	15,148	3,041	18,189
Net income	7,467	2,517	9,984

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.25)	$(0.02)	$(0.27)
Income from discontinued operations including gain on sale, net of income taxes	0.50	0.10	0.60

Net income	$0.25	$0.08	$0.33

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.25)	$(0.02)	$(0.27)
Income from discontinued operations including gain on sale, net of income taxes	0.50	0.10	0.60

Net income	$0.25	$0.08	$0.33

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

2. Restatement (continued)

Consolidated Statements of Cash Flows

Increase/(Decrease) (in thousands)

	Nine Months Ended January 28, 2007
	As Originally Reported	Adjustment	As Restated
Operating activities:
Net income	$7,468	$2,516	$9,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,943	(45)	72,898
Gain on derivative instruments	726	(726)	—
Deferred income taxes	(1,413)	(104)	(1,517)
Stock compensation expense	5,788	(159)	5,629
Gain on disposal of assets	(24,913)	(421)	(25,334)
Minority interest	2,216	(97)	2,119
Impairment charges, related to hurricane	844	(188)	656
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(9,578)	(4)	(9,582)
Insurance receivable	(785)	(234)	(1,019)
Income taxes, net	(1,021)	(1,509)	(2,530)
Prepaid expenses and other assets	(11,450)	720	(10,730)
Accounts payable and accrued liabilities	7,233	(79)	7,154
Net cash provided by operating activities	50,914	(330)	50,584

Investing activities:
Purchase of property and equipment	(288,569)	(722)	(289,291)
Insurance proceeds for hurricane damages	22,617	2	22,619
Restricted cash	(400)	2	(398)
Prepaid deposits and other	(3,878)	432	(3,446)
Net cash used in investing activities	(31,201)	(286)	(31,487)

Financing activities:
Proceeds from debt	130	(130)	—
Borrowing from line of credit	202,200	1,370	203,570
Payments on line of credit	(205,400)	(1,553)	(206,953)
Principal payments on debt	(5,776)	1,000	(4,776)
Payment of deferred financing costs	(68)	(1)	(69)
Tax benefit of stock compensation expense	1,015	107	1,122
Net cash provided by financing activities	(10,739)	793	(9,946)

Effect of foreign currency exchange rates on cash and cash equivalents	9	(33)	(24)

Net decrease in cash and cash equivalents	8,983	144	9,127
Cash and cash equivalents at the beginning of period	120,884	165	121,049
Cash and cash equivalents at the end of the period	129,867	309	130,176

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

As a result of adopting SFAS 123(R), the Company recognized $1.5 million and $5.6 million for stock option expense for the three and nine months ended January 28, 2007, respectively, which is included in marketing and administrative expense in the Consolidated Statements of Operations for the respective periods. The total income tax benefit recognized was approximately $0.3 million and $1.3 million for the three and nine months ended January 28, 2007, respectively. The incremental expense, net of income tax benefit, for stock options decreased diluted earnings per share by $0.04 and $0.14 for the three and nine months ended January 28, 2007, respectively. As of January 28, 2007, there was $9.9 million in unrecognized stock compensation costs, related to unvested options, which the Company will expense over the remaining vesting period, approximately 5 years with a weighted average period of 3.5 years.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

3. Stock-Based Compensation (continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had adopted SFAS No. 123 for the three and nine months ended January 22, 2006.

	Three Months Ended January 22, 2006	Nine Months Ended January 22, 2006
(In thousands, except per share data)	(Restated)	(Restated)
Income (loss) from continuing operations	$1,669	$(1,849)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(761)	(2,902)

Pro forma income (loss) before discontinued operations	$908	$(4,751)
Income from discontinued operations	2,441	4,254

Pro forma net income (loss)	$3,349	$(497)

Earnings (loss) per share: Basic
As Restated
Income (loss) from continuing operations	$0.06	$(0.06)
Income from discontinued operations	0.08	0.14

Net income	$0.14	$0.08

Earnings (loss) per share: Basic
Pro Forma
Income (loss) from continuing operations	$0.03	$(0.16)
Income from discontinued operations	0.08	0.14

Net income (loss)	$0.11	$(0.02)

Earnings (loss) per share: Diluted
As Restated
Income (loss) from continuing operations	$0.05	$(0.06)
Income from discontinued operations	0.08	0.14

Net income	$0.13	$0.08

Earnings (loss) per share: Diluted
Pro Forma
Income (loss) from continuing operations	$0.03	$(0.16)
Income from discontinued operations	0.08	0.14

Net income (loss)	$0.11	$(0.02)

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

3. Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table for the periods presented. Expected volatility is calculated using historical volatility of the Company’s stock prices over a range of dates equal to the expected term of a grant’s options. The expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.

	Nine-Months Ended January 28, 2007	Nine-Months Ended January 22, 2006
Expected volatility	52.17% - 53.00%	52.99% - 55.80%
Weighted-average volatility	52.50%	55.03%
Expected dividends	None	None
Expected term (in years)	1.00 - 5.85	5.62 - 6.51
Risk-free rate	4.64% - 5.22%	4.00% - 5.22%

A summary of option activity for the nine months ended January 28, 2007 is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding options at May 1, 2006	2,932,100	$15.85
Options granted	632,785	25.01
Options exercised	(242,846)	11.29
Options forfeited and expired	(211,541)	20.25

Outstanding options at January 28, 2007	3,110,498	$17.77	$23,048,790

Outstanding exercisable options at January 28, 2007	1,686,198	$13.70	$19,357,553

The total intrinsic value of options exercised was $3.2 million during the nine months ended January 28, 2007. Upon the exercise of options, the Company issues new shares. The weighted average fair value of options granted during the nine months ended January 28, 2007 was $13.64. The total fair value of options vested during the nine months ended January 28, 2007 was $5.6 million.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

3. Stock-Based Compensation (continued)

The following table summarizes information about stock options at January 28, 2007:

Outstanding as of January 28, 2007				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.86 - 5.73	180,929	1.4 years	$3.13	180,929	$3.13
5.73 - 8.59	330,985	4.4 years	6.50	330,985	6.50
8.59 - 11.46	140,422	2.5 years	10.25	140,422	10.25
11.46 - 14.32	75,829	1.7 years	12.79	75,829	12.79
14.32 - 17.19	473,929	4.5 years	15.51	408,979	15.50
17.19 - 20.05	10,043	2.7 years	17.92	10,043	17.92
20.05 - 22.92	1,021,647	6.9 years	20.36	430,597	20.41
22.92 - 25.78	870,828	8.5 years	24.43	106,528	24.56
25.78 - 28.65	5,886	6.9 years	25.03	1,886	26.83

$2.86 - 28.65	3,110,498	6.1 years	$17.90	1,686,198	$13.94

The weighted average remaining contractual life for options exercisable as of January 28, 2007 is 4.3 years.

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

The following table presents the number and weighted average grant-date fair value of shares granted, vested and forfeited during the nine months ended January 28, 2007:

	Number of Shares	Weighted Average Fair Value
Non-vested stock at May 1, 2006	121,069	$19.89
Shares granted	—	—
Shares vested	(11,074)	20.23
Shares forfeited	(8,013)	20.70

Non-vested stock at January 28, 2007	101,982	$19.79

The Company has three stock-based compensation plans, the 1992 Stock Option Plan, the 1993 Stock Option Plan, and the 2000 Stock Option Plan, as amended, which have a maximum of 1,058,750, 4,650,000 and 3,500,000 options, respectively, reserved for issuance and may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and non-qualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. The Company has 764,788 shares available for future issuance under its equity compensation plans as of January 28, 2007.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

4. Discontinued Operations

On February 14, 2006, the Company announced that it had entered into a definitive purchase agreement, dated February 13, 2006 to sell its properties in Bossier City, Louisiana and Vicksburg, Mississippi to privately owned Legends Gaming, LLC for $240 million cash less the Company’s portion of closing costs. The sales agreement includes a net working capital adjustment to the purchase price. The transaction closed on July 31, 2006. Therefore, there were no assets held for sale on the consolidated balance sheet as of January 28, 2007. Assets held for sale on the consolidated balance sheet as of April 30, 2006 of $212.3 million relates to $42.8 million of fixed assets at Isle-Vicksburg and $126.5 million of fixed assets and $43.0 million of goodwill and other intangible assets at Isle-Bossier City.

Net revenues, pretax income from discontinued operations, gain on sale of discontinued operations, income tax (provision) benefit from discontinued operations and income from discontinued operations, which includes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek are summarized as follows:

	Discontinued Operations
	Three Months Ended		Nine Months Ended
	January 28, 2007	January 22, 2006	January 28, 2007	January 22, 2006
(In thousands)	(Restated)	(Restated)	(Restated)	(Restated)
Net revenues	$—	$40,894	$41,335	$117,836
Pretax income from discontinued operations	382	3,844	5,845	7,239
Gain on sale of discontinued operations	—	—	24,117	—
Income tax (provision) benefit from discontinued operations	34	(1,403)	(11,773)	(2,985)
Income from discontinued operations	416	2,441	18,189	4,254

Included in the above table for the three months ended January 28, 2007 and January 22, 2006, there was $0 and $3.2 million, respectively, of additional net interest expense allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation. For the nine months ended January 28, 2007 and January 22, 2006, additional net interest expense of $3.3 million and $9.3 million, respectively, has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation.

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

The Company has insurance coverage related to damage from the three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage, and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

5. Hurricanes and Related Charges (continued)

The Company believes it will receive proceeds from its insurance carrier related to all four types of losses the Company has sustained, and through January 28, 2007 has received advances of $98.0 million. During the third quarter ended January 29, 2007, the Company recorded an additional receivable of $2.8 million as the result of the receipt of a proof of loss for business interruption-loss of income related to Hurricane Rita at the Isle-Lake Charles and Hurricane Wilma in Pompano Park, which are reflected as other revenue in the accompanying consolidated statement of operations. No cash had been received on this proof of loss as of January 28, 2007; however, the funds were collected subsequent to the end of the quarter. The Company continues to negotiate with its insurers to settle the claim. The timeline for final settlement of the claim is expected to be within one year.

During fiscal year 2006, the Company recognized asset impairments and losses of $68.6 million based on assessments of damage at all its locations. During fiscal 2007, the Company identified an additional $7.6 million of impairment based on further assessments. As part of the restatement, $7.4 million has been restated to be included in the balance as of October 23, 2005. The Company has also incurred out-of-pocket costs directly related to the hurricanes and the property operating costs related to the period of closure caused by the hurricanes, of $62.2 million during fiscal year 2006. The Company has incurred an additional $18.6 million in fiscal year 2007, of which $3.3 million was recorded during the third fiscal quarter. The total amount of losses recognized and expenses incurred of $159.9 million has been recorded as “Hurricane related charges, net” and has been offset by $155.1 million, which the Company believes is probable that it will collect from its insurance carriers under its policy coverage. The remaining amount of $4.8 million represents the Company’s deductible portion of its claims, which was recorded during fiscal year 2006. As discussed, the Company has been receiving advances against its insurance claims from the applicable insurance carriers and believes it may ultimately collect more than the $155.1 million of gross receivable, related to property impairment and incremental costs incurred, recorded in the financial statements due to its replacement value coverage for its property damage and the lost profits component of its coverage. The Company will recognize any amounts in excess of the recorded loss as gains when it and the insurance carriers agree to the final amounts to be paid to the Company for the losses sustained.

The following table shows the activity flowing through the insurance accounts:

Items Incurred as of January 28, 2007
(Restated)
Property impairment	$76,245
Incremental costs incurred	80,835
Loss of income*	2,817
Hurricane related charges	(4,776)

Insurance receivable, gross	$155,121
Insurance receipts	(98,015)

Insurance receivable, net	$57,106

*	Represents business interruption claim for loss of income for which a proof of loss has been received.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

6. Goodwill and Other Intangible Assets

As of January 28, 2007 and April 30, 2006, goodwill was $305.4 million. Other intangible assets consist of the following:

	January 28, 2007	April 30, 2006
(In thousands)	(Restated)	(Restated)
Gaming licenses	$61,954	$61,954
Trademarks	12,200	12,200

Other intangible assets, net	$74,154	$74,154

7. Long-Term Debt

The following is a summary of the Company’s borrowing arrangements. Certain of these arrangements contain financial covenants.

	January 28, 2007	April 30, 2006
	(In thousands)
Long-term debt consists of the following:
7% Senior Subordinated Notes (described below)	$500,000	$500,000
9% Senior Subordinated Notes (described below)	200,000	200,000
Senior Secured Credit Facility (described below)
Variable rate term loan	294,250	296,500
Revolver	—	—
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri Casinos, Inc. (described below)
Variable rate term loan Tranche C	187,625	189,050
Revolver	17,400	20,600
Isle-Black Hawk Special Assessment BID Bonds, non-recourse to Isle of Capri Casinos, Inc. (described below)	411	472
Blue Chip Credit Facility; non-recourse to Isle of Capri Casinos, Inc. (described below)	6,694	6,563
Variable rate TIF Bonds due to City of Bettendorf (described below)	2,308	2,926
Variable rate General Obligation Bonds due to City of Davenport (described below)	1,505	1,675
Other	1,191	1,271

	1,211,384	1,219,057
Less current maturities	8,522	8,515

Long-term debt	$1,202,862	$1,210,542

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

The Company’s failure to timely file its original fiscal 2007 third quarter Form 10-Q resulted in a default under the terms of the indenture. The Company provided notice of the default to the trustee as required by the indenture. Upon filing the Form 10-Q on April 18, 2007, the default was remedied.

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

The Company’s failure to timely file its original fiscal 2007 third quarter Form 10-Q resulted in a default under the terms of the indenture. The Company provided notice of the default to the trustee as required by the indenture. Upon filing the Form 10-Q on April 18, 2007, the default was remedied.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

7. Long-Term Debt (continued)

The revolving credit facility may bear interest at the Company’s option (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to the London Inter-Bank Offer Rate (“LIBOR”) plus an applicable margin of up to 2.75%. The term loan may bear interest at the Company’s option (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%. The Company is required to pay an annual commitment fee of 0.5% of the unused revolving facility.

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. There have been no material defaults, however, as a result of the Company’s delay in filing its original fiscal 2007 third quarter Form 10-Q, the Company did not meet its obligation to file certain financial reporting requirements. On March 15, 2007, the Company received a limited waiver on meeting these financial reporting requirements through June 15, 2007.

The weighted average effective interest rate of total debt outstanding under the senior secured credit facility for the three and nine months ended January 28, 2007, was 7.66% and 7.63%, respectively.

At January 28, 2007, the Company had $294.3 million outstanding under the senior secured term loan credit facility and no outstanding balance under the revolving credit facility.

Isle-Black Hawk Senior Secured Credit Facility

On October 24, 2005, Isle of Capri Black Hawk, L.L.C. (“Isle-Black Hawk”), a joint venture company that owns and operates two casinos in Black Hawk, Colorado, which is owned 57% by the Company and 43% by a subsidiary of Nevada Gold & Casinos, Inc., entered into a $240.0 million Second Amended and Restated Credit Agreement which provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At Isle-Black Hawk and the lead arranger’s mutual discretion, Isle – Black Hawk, may increase the size of the revolver and/or term loan facility, in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on December 30, 2005 and ending on September 30, 2011. The revolving loans may bear interest at Isle-Black Hawk’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loans may bear interest at Isle-Black Hawk’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the lead arranger announces from time to time as its prime lending rate, plus an applicable margin of 1.00% or (2) a rate tied to LIBOR plus an applicable margin of 2.00%. The Isle-Black Hawk is required to pay an annual commitment fee of 0.5% of the unused portion of the revolving facility.

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

The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk senior secured credit facility for the three and nine months ended at January 28, 2007, was 6.81% and 6.83%, respectively.

Interest Rate Swap Agreements

The Isle-Black Hawk has interest rate swap agreements with an aggregate notional value of $80.0 million, or 39.0% of its variable rate term debt outstanding under the Isle-Black Hawk’s senior secured credit facility as of January 28, 2007. The swap agreements effectively convert portions of Isle-Black Hawk’s variable rate debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during the first and third fiscal quarters of 2008, thus reducing the impact of interest rate changes on future interest expense. The swap agreements are not designated as effective hedges. Accordingly, the Company has recognized expense totaling $0.3 million and $0.7 million for the three and nine months ended January 28, 2007, due to the change in the fair value of the swap agreements.

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

Blue Chip Credit Facility

Blue Chip Casinos plc (“Blue Chip”) entered into an agreement effective November 28, 2003, as amended, on May 24, 2004, with the Bank of Scotland to borrow up to £3.5 million to fund its casino development program. As of January 28, 2007, £3.4 million ($6.7 million) is outstanding. The term loan is to be repaid in quarterly payments that commenced in July 2005, and extends to July 2009. The interest rate is either, at Blue Chip’s option, the Bank of Scotland’s base rate or LIBOR plus a variable margin. As of January 28, 2007, the Bank of Scotland’s base rate was 5.25% and the variable margin was 2.00% resulting in an effective interest rate of 7.25%. This debt is non-recourse to the Company.

Blue Chip was in compliance with its covenants and terms as amended or extended from time to time as of January 28, 2007.

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

Lines of Credit

As of January 28, 2007, the Company has $409.6 million of capacity under its lines of credit which consisted of $381.0 million in unused credit capacity under the revolving credit facility governed by the senior secured credit facility, $28.6 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility, (limited to use by the Isle-Black Hawk). As of April 30, 2006 capacity available under the lines of credit and available term debt was $360.9 million.

8. Other Long-Term Obligations

The Company entered into an agreement during fiscal 2004 to lease space for a new casino (which is still under construction and is expected to open in fiscal year 2008) in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. Due to certain structural elements installed by the Company during the construction of the space being leased and certain prepaid lease payments made by the Company, the Company is required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”. The Company has recorded a long-term obligation for $42.4 million and $46.5 million as of April 30, 2006 and January 28, 2007, respectively. However, the Company does not own these assets, is not the obligor on the corresponding long-term obligation and does not participate in or control the operations of the convention center.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

8. Other Long-Term Obligations (continued)

The other long-term obligation will be reflected in the Company’s accompanying consolidated balance sheet until completion of the lease term, when the related fixed assets will be removed from the Company’s financial statements. At such time, the net of the remaining obligation and carrying value of the asset will be recognized as a gain on sale of the facility.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

9. Accumulated Comprehensive Income

Accumulated comprehensive income consists of the following:

	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated comprehensive income
	(In thousands)
Balance, April 30, 2006 (Restated)	$—	$131	$131
Net change	(13)	753	740

Balance, July 30, 2006 (Restated)	(13)	884	871
Net change	—	729	729

Balance, October 29, 2006 (Restated)	(13)	1,613	1,600
Net change	—	1,655	1,655

Balance, January 28, 2007 (Restated)	$(13)	$3,268	$3,255

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

The following table sets forth total comprehensive income for the three and nine months ended January 28, 2007 and January 22, 2006.

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 22, 2006	January 28, 2007	January 22, 2006
(In thousands)	(Restated)	(Restated)	(Restated)	(Restated)
Net Income	$(8,930)	$4,110	$9,984	$2,405
Foreign currency translation adjustment	1,655	(287)	3,137	(3,975)

Total comprehensive income	$(7,275)	$3,823	$13,121	$(1,570)

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

10. Contingencies

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners are defendants in a lawsuit brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The action alleges that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.3 million as of January 28, 2007 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the lawsuit, but the Ministry appealed the matter and the appeal was heard before the Athens Appeal Court of First Instance. The Athens Appeal Court issued certified copies of judgments denying the Ministry’s appeal. The Ministry elected to appeal this matter further to the Supreme Court. During October 2005, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which is expected to take place at the end of 2006 or early 2007. The civil matter was set for hearing before the Greek Supreme Court during May 2006; however, prior to the scheduled hearing date, the Greek Supreme Court reset the hearing for January 8, 2007. The hearing was held in January and the Company is awaiting a decision by the Greek Supreme Court. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

11. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 22, 2006	January 28, 2007	January 22, 2006
(In thousands, except per share data)	(Restated)	(Restated)	(Restated)	(Restated)
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(9,346)	$1,669	$(8,205)	$(1,849)
Discontinued operations:
Income from discontinued operations, including gain on sale, net of taxes	416	2,441	18,189	4,254

Net income (loss)	$(8,930)	$4,110	$9,984	$2,405

Denominator:
Denominator for basic earnings (loss) per share - weighted - average shares	30,371	29,951	30,379	30,054
Effect of dilutive securities Employee stock options and nonvested restricted stock	—	1,091	—	—

Denominator for diluted earnings per share - adjusted weighted - average shares and assumed conversions	30,371	31,042	30,379	30,054

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.31)	$0.06	$(0.27)	$(0.06)
Income from discontinued operations	0.02	0.08	0.60	0.14

Net income (loss)	$(0.29)	$0.14	$0.33	$0.08

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.31)	$0.05	$(0.27)	$(0.06)
Income from discontinued operations	0.02	0.08	0.60	0.14

Net income (loss)	$(0.29)	$0.13	$0.33	$0.08

The Company computed basic earnings per share by dividing net income by the weighted average number of shares outstanding for the period. The Company reported a loss from continuing operations for the three and nine months ended January 28, 2007 and thus reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for those time periods. For the three months ended January 22, 2006, diluted earnings per share was determined as net income divided by the weighted average number of shares outstanding for the period, after applying the treasury method to determine any incremental shares associated with stock options outstanding. The Company reported a loss from continuing operations for the nine months ended January 22, 2006 and thus reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for this time period. Anti-dilutive stock options were excluded from the calculation of potential common shares for diluted earnings per share.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

12. Consolidating Condensed Financial Information

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

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,

AND PARENT COMPANY FINANCIAL INFORMATION

AS OF JANUARY 28, 2007 AND APRIL 30, 2006;

THE THREE AND NINE MONTHS ENDED JANUARY 28, 2007 AND JANUARY 22, 2006

(In thousands)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of January 28, 2007
	(Restated)
Balance Sheet
Current assets	$63,915	$159,612	$71,436	$(25,402)	$269,561
Intercompany receivables	960,634	(282,455)	17,824	(696,003)	—
Investments in subsidiaries	287,741	285,499	(31,391)	(541,849)	—
Property and equipment, net	14,306	823,753	357,792	—	1,195,851
Other assets	17,815	375,026	37,487	(5,800)	424,528

Total assets	$1,344,411	$1,361,435	$453,148	$(1,269,054)	$1,889,940

Current liabilities	$55,876	$120,583	$70,935	$(18,036)	$229,358
Intercompany payables	—	557,932	148,255	(706,187)	—
Long-term debt, less current maturities	991,250	3,696	207,916	—	1,202,862
Other accrued liabilities	(2,338)	94,005	41,586	—	133,253
Minority interest	—	—	—	26,952	26,952
Stockholders’ equity	299,623	585,219	(15,544)	(571,783)	297,515

Total liabilities and stockholders’ equity	$1,344,411	$1,361,435	$453,148	$(1,269,054)	$1,889,940

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

12. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 28, 2007
	(Restated)
Statement of Income
Revenues:
Casino	$—	$619,241	$140,774	$—	$760,015
Rooms, food, beverage and other	142	126,488	35,180	(10,721)	151,089

Gross revenues	142	745,729	175,954	(10,721)	911,104
Less promotional allowances	—	130,504	32,569	—	163,073

Net revenues	142	615,225	143,385	(10,721)	748,031

Operating expenses:
Casino	598	98,422	23,550	—	122,570
Gaming taxes	—	134,737	26,421	—	161,158
Rooms, food, beverage and other	33,798	236,363	77,229	(10,991)	336,399
Management fee expense (revenue)	(23,825)	23,809	16	—	—
Depreciation and amortization	1,253	57,333	14,312	—	72,898

Total operating expenses	11,824	550,664	141,528	(10,991)	693,025

Operating income (loss)	(11,682)	64,561	1,857	270	55,006
Interest expense, net	(18,571)	(26,208)	(15,066)	—	(59,845)
Equity in income (loss) of subsidiaries	42,011	9,870	(9,946)	(41,935)	—

Income (loss) expense from continuing operations before income taxes	11,758	48,223	(23,155)	(41,665)	(4,839)
Income tax (provision) benefit	(1,774)	3,861	(3,334)	—	(1,247)
Minority interest	—	—	—	(2,119)	(2,119)

Income (loss) from continuing operations	9,984	52,084	(26,489)	(43,784)	(8,205)
Loss from discontinued operations, net of taxes	—	18,189	—	—	18,189

Net income (loss)	$9,984	$70,273	$(26,489)	$(43,784)	$9,984

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

12. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three Months Ended January 28, 2007
	(Restated)
Statement of Income
Revenues:
Casino	$—	$188,981	$44,177	$—	$233,158
Rooms, food, beverages and other	90	40,065	10,780	(3,574)	47,361

Gross revenues	90	229,046	54,957	(3,574)	280,519
Less promotional allowances	—	39,908	9,772	—	49,680

Net revenues	90	189,138	45,185	(3,574)	230,839

Operating expenses:
Casino	201	31,119	7,253	—	38,573
Gaming taxes	—	41,708	8,031	—	49,739
Rooms, food, beverages and other	11,699	76,344	23,559	(3,390)	108,212
Management fee expense (revenue)	(6,884)	6,759	125	—	—
Depreciation and amortization	432	19,356	4,820	—	24,608

Total operating expenses	5,448	175,286	43,788	(3,390)	221,132

Operating income (loss)	(5,358)	13,852	1,397	(184)	9,707
Interest expense, net	(7,190)	(8,183)	(5,054)	—	(20,427)
Equity in income (loss) of subsidiaries	1,347	2,953	(2,899)	(1,401)	—

Income (loss) from continuing operations before income taxes and minority interest	(11,201)	8,622	(6,556)	(1,585)	(10,720)
Income tax (provision) benefit	2,271	(1,026)	695	—	1,940
Minority interest	—	—	—	(566)	(566)

Income (loss) from continuing operations	(8,930)	7,596	(5,861)	(2,151)	(9,346)
Income from discontinued operations, net of taxes	—	416	—	—	416

Net income (loss)	$(8,930)	$8,012	$(5,861)	$(2,151)	$(8,930)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 28, 2007
	(Restated)
Statement of Cash Flows
Net cash provided by (used in) operating activities	$57,173	$(9,258)	$34,362	$(31,693)	$50,584
Net cash provided by (used in) investing activities	(48,156)	8,313	(19,498)	27,854	(31,487)
Net cash provided by (used in) financing activities	(3,968)	(925)	(8,892)	3,839	(9,946)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(24)	—	(24)

Net increase (decrease) in cash and cash equivalents	5,049	(1,870)	5,948	—	9,127
Cash and cash equivalents at beginning of the period	29,193	67,486	24,370	—	121,049

Cash and cash equivalents at end of the period	$34,242	$65,616	$30,318	$—	$130,176

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

12. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of April 30, 2006
	(Restated)
Balance Sheet
Current assets	$51,166	$169,787	$55,975	$(12,826)	$264,102
Intercompany receivables	982,867	(364,169)	66,836	(685,534)	—
Investments in subsidiaries	255,643	275,629	(20,718)	(510,554)	—
Property and equipment, net	5,801	641,103	332,723	—	979,627
Other assets	19,516	580,484	39,797	(5,800)	633,997

Total assets	$1,314,993	$1,302,834	$474,613	$(1,214,714)	$1,877,726

Current liabilities	$42,252	$125,882	$70,982	$(9,225)	$229,891
Intercompany payables	—	551,749	139,931	(691,680)	—
Long-term debt, less current maturities	993,500	4,542	212,500	—	1,210,542
Other accrued liabilities	(1,252)	97,961	33,846	—	130,555
Minority interest	—	—	—	26,491	26,491
Stockholders’ equity	280,493	522,700	17,354	(540,300)	280,247

Total liabilities and stockholders’ equity	$1,314,993	$1,302,834	$474,613	$(1,214,714)	$1,877,726

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 22, 2006
	(Restated)
Statement of Income
Revenues:
Casino	$—	$545,722	$149,298	$—	$695,020
Rooms, food, beverage and other	55	101,721	32,981	(8,733)	126,024

Gross revenues	55	647,443	182,279	(8,733)	821,044
Less promotional allowances	—	107,804	30,913	—	138,717

Net revenues	55	539,639	151,366	(8,733)	682,327

Operating expenses:
Casino	460	84,317	24,106	—	108,883
Gaming taxes	—	126,770	27,779	—	154,549
Rooms, food, beverage and other	30,219	200,742	72,541	(9,065)	294,437
Management fee expense (revenue)	(23,464)	23,531	(67)	—	—
Depreciation and amortization	1,042	52,023	12,754	—	65,819

Total operating expenses	8,257	487,383	137,113	(9,065)	623,688

Operating income (loss)	(8,202)	52,256	14,253	332	58,639
Interest expense, net	(9,998)	(33,600)	(9,908)	—	(53,506)
Loss on extinguishment of debt	—	—	(2,110)	—	(2,110)
Equity in income (loss) of subsidiaries	17,300	(3,569)	(4,418)	(9,313)	—

Income (loss) form continuing operations before income taxes	(900)	15,087	(2,183)	(8,981)	3,023
Income tax expense (benefit)	3,305	(3,388)	(466)	—	(549)
Minority interest	—	—	—	(4,323)	(4,323)

Income (loss) from continuing operations	2,405	11,699	(2,649)	(13,304)	(1,849)
Loss from discontinued operations, net of taxes	—	4,312	(58)	—	4,254

Net income (loss)	$2,405	$16,011	$(2,707)	$(13,304)	$2,405

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

12. Consolidating Condensed Financial Information (continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Three Months Ended January 22, 2006
	(Restated)
Statement of Income
Revenues:
Casino	$—	$185,165	$49,789	$—	$234,954
Rooms, food, beverage and other	(39)	30,230	10,554	(2,855)	37,890

Gross revenues	(39)	215,395	60,343	(2,855)	272,844
Less promotional allowances	—	33,533	10,288	—	43,821

Net revenues	(39)	181,862	50,055	(2,855)	229,023
Operating expenses:
Casino	211	26,309	8,480	—	35,000
Gaming taxes	—	42,957	9,685	—	52,642
Rooms, food, beverage and other	7,903	63,259	26,098	(2,819)	94,441
Management fee expense (revenue)	(8,317)	8,230	87	—	—
Depreciation and amortization	410	16,971	4,637	—	22,018

Total operating expenses	207	157,726	48,987	(2,819)	204,101

Operating income (loss)	(246)	24,136	1,068	(36)	24,922
Interest expense, net	(4,599)	(10,719)	(3,302)	—	(18,620)
Loss on extinguishment of debt	—	—	(2,110)	—	(2,110)
Equity in income (loss) of subsidiaries	6,522	1,386	(2,157)	(5,751)	—

Income (loss) from continuing operations before income taxes and minority interest	1,677	14,803	(6,501)	(5,787)	4,192
Income tax expense (benefit)	2,433	(6,737)	2,199	—	(2,105)
Minority interest	—	—	—	(418)	(418)

Income (loss) from continuing operations	4,110	8,066	(4,302)	(6,205)	1,669
Income from discontinued operations, net of taxes	—	2,441	—	—	2,441

Net income (loss)	$4,110	$10,507	$(4,302)	$(6,205)	$4,110

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	For the Nine Months Ended January 22, 2006
	(Restated)
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(65,093)	$113,866	$14,938	$(19,624)	$44,087
Net cash provided by (used in) investing activities	(28,338)	(100,344)	(42,895)	19,406	(152,171)
Net cash provided by (used in) financing activities	54,382	(759)	16,308	218	70,149
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(733)	—	(733)

Net increase (decrease) in cash and cash equivalents	(39,049)	12,763	(12,382)	—	(38,668)
Cash and cash equivalents at beginning of the period	53,584	57,348	35,540	—	146,472

Cash and cash equivalents at end of the period	$14,535	$70,111	$23,158	$—	$107,804

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

12. Consolidating Condensed Financial Information (continued)

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

13. Subsequent Events

Effective June 1, 2006, the Company had notified its landlord of its decision to terminate the lease and cease operations at Isle Our Lucaya. Subsequently in April 2007, the Company’s Board of Directors approved agreements with its landlord and the Government of the Bahamas, which allowed the casino to remain open. In conjunction with previously exercising the lease termination, the Company paid and expensed in the first fiscal quarter of 2007 a $2.2 million termination penalty to its landlord, however, based on the new terms of the agreement this charge will be reversed in the fourth quarter of fiscal 2007 and recorded as a prepayment of rent which will be amortized over the remaining lease term. Additionally, in connection with the decision to terminate the lease in June 2006, the Company also accrued $1.2 million in the fourth quarter of fiscal 2006 for severance payments based on Bahamian government regulations. These charges will also be reversed in the fourth quarter of fiscal 2007.

On March 19, 2007, the Company announced it had entered into an agreement to purchase Casino Aztar in Caruthersville, Missouri from an affiliate of Columbia Sussex Corporation. The agreement is subject to general conditions including the approval of the Missouri Gaming Commission, and satisfactory completion of due diligence by the Company. The purchase price is approximately $45 million. The Company completed this acquisition on June 10, 2007.

On April 14, 2007 the Company opened its casino operations at its existing Pompano Beach, Florida harness racing track as “the isle casino at Pompano Park”. The property features 1,500 slot machines and the Company’s signature steakhouse, Farraddays’, its signature tropical-themed buffet, Bragozzo, an Italian bistro and Myron’s, a traditional New York Style delicatessen.

ISLE OF CAPRI CASINOS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

13. Subsequent Events (continued)

On June 30, 2007, the Company opened “the isle casino & hotel at Waterloo”, bringing the Company’s newest brand to Iowa. The property features over 1,100 slot machines, 35 table games and restaurants including the Company’s signature tropical-themed buffet and a Tradewinds Marketplace. The property also includes a 194-room hotel and 5,000 square feet of meeting space. A Company-branded Farraddays’ steakhouse and nightclub are scheduled to open later this summer.

On July 6, 2007, the Company opened “the isle casino at Coventry” located in England. The property features 70 electronic gaming machines, over 40 table games including poker, as well as the Company’s signature steakhouse, Farraddays’, a Tradewinds Marketplace, a private dining club, and three bars including Lady G’s, an entertainment venue, as well as Club 87 sports bar.

On July 16, 2007, the Company announced that it had hired Virginia McDowell as its new President and Chief Operating Officer, expected to be effective as of July 30, 2007. Additionally, the Company announced that it had added James B. Perry as a new member of its Board of Directors.

Effective June 15, 2007, the Company’s senior secured credit facility was amended to extend the financial reporting requirements through August 31, 2007 and waived certain financial covenants through the Company’s first quarter of fiscal 2008.

Effective July 20, 2007, the Isle-Black Hawk senior secured credit facility was amended to adjust certain financial covenants for the remainder of the term of the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

During the course of the Company’s third quarterly review of fiscal year 2007, management and the Company’s independent registered public accounting firm identified issues that, when corrected, had a material effect upon the Company’s previously issued financial statements.

On April 18, 2007, the Company filed quarterly results for the three and nine months ended January 28, 2007 (“First Restatement”). That interim filing, which was not reviewed by the Company’s independent registered public accounting firm, contained all of the restatement items that the Company was aware of at the time of filing of the document, however the Company subsequently discovered additional errors which required restatement. As a result, the Company announced on June 19, 2007, that it would restate its third quarter ended January 28, 2007, and further restate prior periods (“Second Restatement”).

Management’s discussion and analysis of financial condition and results of operations presented herein reflect all restatement items, including those items which were presented in the Company’s quarterly filing for the three and nine months ended January 28, 2007 filed on April 18, 2007, and the additional restatement findings found subsequent to the filing of that document as noted above.

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

The following table reflects our consolidated net revenues and operating income by state:

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended				Nine Months Ended
	January 28, 2007	January 22, 2006	Variance $	Variance %	January 28, 2007	January 22, 2006	Variance $	Variance %
	(Restated)	(Restated)			(Restated)	(Restated)
Net revenues:
Mississippi	$57,593	$46,839	$10,754	23.0%	$210,139	$141,440	$68,699	48.6%
Lousiana	43,517	45,153	(1,636)	(3.6)%	128,136	112,582	15,554	13.8%
Missouri	38,912	37,495	1,417	3.8%	119,972	117,208	2,764	2.4%
Iowa	42,838	47,541	(4,703)	(9.9)%	140,882	153,326	(12,444)	(8.1)%
Colorado	34,787	38,347	(3,560)	(9.3)%	113,904	117,335	(3,431)	(2.9)%
International	6,478	8,502	(2,024)	(23.8)%	17,896	23,942	(6,046)	(25.3)%
Corporate and other	6,714	5,146	1,568	30.5%	17,102	16,494	608	3.7%

Total net revenues	$230,839	$229,023	$1,816	0.8%	$748,031	$682,327	$65,704	9.6%

Operating income:
Mississippi	$5,834	$13,461	$(7,627)	(56.7%)	$40,607	$20,779	$19,828	95.4%
Lousiana	6,292	6,346	(54)	n/a	15,733	9,944	5,789	58.2%
Missouri	6,482	5,645	837	14.8%	16,853	18,773	(1,920)	(10.2)%
Iowa	5,293	7,814	(2,521)	(32.3)%	22,279	29,024	(6,745)	(23.2)%
Colorado	5,874	7,248	(1,374)	(19.0)%	18,967	25,894	(6,927)	(26.8)%
International	(501)	(630)	129	20.5%	(6,154)	(1,146)	(5,008)	(437.0)%
Corporate and other	(19,567)	(14,962)	(4,605)	(30.8)%	(53,279)	(44,629)	(8,650)	(19.4)%

Operating income	$9,707	$24,922	$(15,215)	(61.1)%	$55,006	$58,639	$(3,633)	(6.2)%

Note: Excludes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek which have been classified as discontinued operations.

Operating results for the third quarter of fiscal 2007 include some significant additional expenses, as compared to the third quarter of fiscal 2006. These include an increase of approximately $4.5 million in property insurance expense over the prior year’s third quarter, for a nine-month total increase of approximately $13.5 million over the prior year period, which was allocated across all operating properties. This increase is expected to continue throughout fiscal 2007. The Company also recorded approximately $1.5 million of stock compensation expense in the third quarter of fiscal 2007 related to the adoption of FASB Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)). These costs will also be recurring. The stock compensation expense is reflected in the Corporate and other expense line item. Pre-opening costs increased $2.5 million compared to the third quarter of fiscal 2006 primarily due to costs related to our casino developments in Pompano Beach, Florida; Waterloo, Iowa and Coventry, England.

In Mississippi, the Company’s three continuing operations contributed 24.9% of net revenues. Isle-Biloxi’s net revenues were up from the prior year period principally due to the prior year closure of the property caused by Hurricane Katrina. Operating income at the property was down due to increased competition in the market as competitors have re-opened while the Isle-Biloxi remains negatively impacted by the destruction of the Ocean Springs bridge, which is the primary thoroughfare for travelers from Florida to east Biloxi where Isle-Biloxi is located. Isle-Natchez continues to experience decreases in both net revenues and operating income primarily resulting from the re-opening of casinos on the Gulf Coast. Isle-Lula’s net revenues decreased slightly while operating income at the property increased slightly due to decreased marketing and more efficient management of expenses.

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

Goodwill and Other Intangible Assets

At January 28, 2007, we had goodwill and other intangible assets with indefinite useful lives of $379.5 million, representing 20.1% of total assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and intangible assets below their carrying value. We completed our annual impairment test as required under SFAS 142 in the fourth quarter of fiscal year 2006 and determined that goodwill and other indefinite-lived intangible assets were not impaired. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At January 28, 2007 we had property and equipment of $1,195.9 million, representing 63.3% of total assets, which included $50.3 million related to the Arena Coventry Convention Center as discussed below in Lease Commitments. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with our “all properties other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future undiscounted cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

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

Insurance Accounting

We have recorded an impairment charge of $76.2 million based on assessments of damages at our locations affected by Hurricanes Katrina, Wilma and Rita in fiscal year 2006. The impairment charges are offset by an insurance receivable for the amount we expect to recover from our insurance carriers. We have also incurred out-of-pocket costs directly related to the hurricanes and the property operating costs related to the period of closure caused by the hurricanes, of $80.8 million. These amounts are included in the “hurricane related charges, net” in the accompanying statements of income. We have insurance coverage related to property damage, incremental costs and property operating expenses we incur due to damage caused by the hurricanes. The “hurricane related charges, net” account also includes the total anticipated recoveries expected from our insurance carriers of $155.1 million related to the impairments recognized related to the damaged property, the incremental costs and property operating expenses that management believes are probable of collection and loss of income for which a proof of loss has been received. We have received $98.0 million in advance payments from our insurance carriers through January 28, 2007. When we and our insurance carriers agree on the final amount of the insurance proceeds we are entitled to, we will also record any related gain in this account. Our insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with the insurance carrier and will be reflected in the related properties’ revenues.

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

Effective May 1, 2006, we adopted the FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method, thus, results for the prior period have not been restated. The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. As of January 28, 2007, there was $9.9 million in unrecognized stock compensation costs that we will expense over the remaining vesting period, approximately 5.0 years with a weighted average period of 3.5 years.

Results of Operations

Our results of operations for the three-and nine months ended January 28, 2007, reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, Pompano Park, the Blue Chip-Dudley and the Blue Chip-Wolverhampton. For the three-and nine months ended January 22, 2006, results have been reclassified to reflect Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek as discontinued operations.

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

Casino revenue decreased by $1.8 million, or 0.8% compared to the fiscal quarter ended January 22, 2006. We experienced a significant increase of $14.5 million in our revenues from Isle-Biloxi principally because of our prior year closure due to Hurricane Katrina. This increase in revenues was offset by smaller reductions in casino revenue at many of our other properties. Casino revenue at Isle-Natchez was down $2.5 million primarily due to the reopening of Gulf Coast casinos. Isle-Lula experienced a decrease of $1.0 million in casino revenue primarily due to a focus on fewer, but more profitable customers. Casino revenue at our two Quad City properties and Isle-Marquette was collectively down $4.7 million over the same fiscal quarter of the prior year largely due to increased competition in addition to severe winter weather. Casino revenue at our two Black Hawk casinos was down $3.7 million due to the impact of severe snowstorms affecting seven straight weekends of the quarter and the opening of competitors’ facilities. Casino revenue was also down at Isle-Lake Charles by $3.4 million over the same fiscal quarter in prior year primarily due to increased competition and severe weather in feeder markets. Isle-Lucaya was down $2.2 million primarily due to the scaling down of our operation in anticipation of our upcoming closure and loss of government marketing subsidy.

Room revenue increased $3.8 million, or 61.1% compared to the fiscal quarter ended January 22, 2006, primarily resulting from the increased capacity at Isle-Biloxi, the new hotels in Black Hawk and Isle-Boonville. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal quarter were up slightly due to a closing in the prior year for 18 live race dates during the fiscal quarter ended January 22, 2006 related to the impact of Hurricane Wilma. Food, beverage and other revenues increased by $5.0 million, or 18.2%, primarily attributable to an increase at Isle-Biloxi resulting from our new and upgraded land-based casino and the prior year closure due to Hurricane Katrina and also the recognition of $2.2 million of business interruption insurance proceeds at Isle-Lake Charles related to Hurricane Rita claims. Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 13.4% in fiscal quarter ended January 28, 2007, as compared to the prior year quarter, primarily due to Isle-Biloxi being open for only one month of the fiscal quarter ended January 22, 2006 related to the impact of Hurricane Katrina.

Casino operating expenses increased $3.6 million, or 10.2% in the quarter ended January 28, 2007 compared to the fiscal quarter ended January 22, 2006. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses increased in proportion to casino revenue from 14.9% to 16.5%, primarily due to Isle-Biloxi’s being open for only one month during the fiscal quarter ended January 22, 2006.

State and local gaming taxes decreased $2.9 million or 5.5%, in the fiscal quarter ended January 28, 2007 as compared to the fiscal quarter ended January 22, 2006 due to the decrease in gaming revenue. The effective rate for gaming taxes as a percentage of gaming revenue decreased from 22.4% to 21.3% due to a higher ratio of gaming revenues derived from lower rate states.

Room expenses increased $0.9 million, or 76.3%, compared to the fiscal quarter ended January 22, 2006 as a result of increased room capacity due to the opening of the Isle-Boonville hotel, the Isle-Black Hawk hotel expansion and the reopening of the Isle-Biloxi hotel. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

Pari-mutuel operating costs of Pompano Park in Florida increased 13.5% in the current fiscal quarter as compared to our fiscal quarter ended January 22, 2006 due to a closing in the prior year related to the impact of Hurricane Wilma. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, beverage and other expenses increased $0.1 million, or 1.5% over the fiscal quarter ended January 22, 2006 primarily attributable to an increase at Isle-Biloxi resulting from our prior year closure due to Hurricane Katrina. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues decreased only slightly from the fiscal quarter ended January 22, 2006.

Marine and facilities expenses for the fiscal quarter ended January 28, 2007 increased $1.9 million, or 14.5%, compared to the fiscal quarter ended January 22, 2006 primarily related to the expanded facilities at Isle-Biloxi and because Isle-Biloxi was open for only one month during the fiscal quarter ended January 22, 2006 due to Hurricane Katrina. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses increased $11.0 million, or 16.6%, compared to the fiscal quarter ended January 22, 2006. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily related to Isle-Biloxi being open for only one month of the prior year fiscal quarter due to Hurricane Katrina, the closure of Pompano Park in Florida for 18 live race dates in the prior year fiscal quarter due to Hurricane Wilma, increased property insurance expense totaling $4.5 million across all of our properties and stock compensation expense of $1.5 million.

In the prior year, for the three months ended January 22, 2006, we incurred $3.6 million in expenses related to hurricane damages, which we do not expect to recover from insurance proceeds. For the three months ended January 28, 2007, no such expense has been incurred due to a mild hurricane season.

Depreciation and amortization expense for the quarter increased $2.6 million primarily due to new property additions at Isle-Biloxi and Isle-Black Hawk and the new hotel at Isle-Boonville, as well as additional depreciation for the capitalization of the Arena Coventry Convention Center as discussed in Lease Commitments.

Net interest expense for the quarter increased $1.8 million or 9.7% compared with our fiscal quarter ended January 22, 2006. This is attributable to the reversal of interest income previously recorded in relation to our lease on the Coventry arena, higher interest rates and higher debt balances on our senior secured credit facility partially offset by higher interest income and the allocation of a portion of net interest expense related to discontinued operations to the income statement line item Income from discontinued operations, net of income taxes in the prior year.

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

Our effective tax rate from continuing operations for the three months ended January 28, 2007 was a benefit of 18.1% compared to an expense of 50.2% for the three months ended January 22, 2006, which, in each case, includes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. Our effective tax rate from combining continuing and discontinued operations for the quarter ended January 28, 2007 was a benefit of 19.1% compared to an expense of 43.7% for the quarter ended January 22, 2006. For each comparison, the change in effective rate over the comparable prior fiscal period is attributable to the effect of certain expenses related to the adoption of SFAS 123(R), and other permanent items on full-year projected pre-tax income.

Nine Fiscal Months Ended January 28, 2007 Compared to Nine Fiscal Months Ended January 22, 2006

Gross revenues for the fiscal nine months ended January 28, 2007 were $911.1 million, which included $760.0 million of casino revenue, $38.0 million of room revenue, $13.9 million of pari-mutuel commissions, and $99.3 million of food, beverage and other revenue. This compares to gross revenues for the nine months ended January 22, 2006 of $821.0 million, which included $695.0 million of casino revenue, $25.4 million of room revenue, $13.3 million of pari-mutuel commissions and $87.4 million of food, beverage and other revenue.

Casino revenue increased by $65.0 million, or 9.4%, compared to the fiscal nine months ended January 22, 2006. Our revenues from Isle-Biloxi increased by $74.5 million primarily due to limited competition in the Biloxi market in the early part of the current fiscal year, the prior year closure due to Hurricane Katrina. In addition, the Isle-Lake Charles experienced an increase of $13.3 million in revenues or 11.7% primarily due to the closure of a competitor in the market and the closure in the prior year due to Hurricane Rita. The Isle-Boonville’s revenues increased $5.3 million, or 9.4%, due to increased gaming patrons attracted with the opening of the new hotel. The increase in revenue from these properties offset reductions in revenue for the two Quad City properties and Isle-Marquette in Iowa, which were down collectively by $13.9 million due to increased competition and severe weather in the fiscal quarter ended January 28, 2007. Casino revenue at Isle-Kansas City was down $3.4 million over prior year due to severe weather in the fiscal quarter ended January 28, 2007 and increased competition. Casino revenue at our two Colorado casinos was down $3.6 million over prior year primarily due the impact of severe snowstorms affecting seven straight weekends of the fiscal quarter ended January 28, 2006 and to the opening of competitors’ facilities in the market. Isle-Our Lucaya casino revenue was down $5.1 million primarily due a decline in tourists on the island and reduced marketing spend as the company prepares to close this operation.

Room revenue increased $12.6 million, or 49.6%, compared to the fiscal nine months ended January 22, 2006, primarily resulting from the increased capacity at Isle-Biloxi, Isle-Black Hawk and the new hotel at Isle-Boonville. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal nine months were up slightly by a total of $0.5 million, or 4.1% primarily due to the closure for 18 live race dates in the prior year related to the impact of Hurricane Wilma. Food, beverage and other revenues increased by $11.9 million, or 13.7%, primarily attributable to an increase at Isle-Biloxi resulting from limited competition in the market during the early part of the current fiscal year.

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

Casino operating expenses increased $13.7 million, or 12.6% in the fiscal nine months ended January 28, 2007 compared to the fiscal nine months ended January 22, 2006. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses, as a percent of casino revenue, remained flat, up only slightly from 15.7% to 16.1%. The increase was primarily due to Isle Biloxi’s operating costs increase of related to increased gaming volumes over prior year and the opening of additional gaming space in the current fiscal year.

State and local gaming taxes increased $6.2 million or 4.0%, in the fiscal nine months ended January 28, 2007 as compared to the fiscal nine months ended January 22, 2006 due primarily to the increase in gaming revenue. The rate for taxes as a percentage of gaming revenue decreased from 22.3% to 21.2% due to a higher ration of gaming revenues derived from lower rate states.

Room expenses increased $1.3 million, or 23.2%, compared to the fiscal nine months ended January 22, 2006 primarily as a result of increased room capacity at Isle-Biloxi and its closure for four months in the prior year due to Hurricane Katrina. Isle-Lake Charles was up due to its closure in prior year due to Hurricane Rita. The increase was also driven by the new hotel at Isle-Boonville and the hotel expansion at Isle-Black Hawk. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

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

Food, beverage and other expenses increased $2.5 million, or 11.8% over the fiscal nine months ended January 22, 2006. These expenses increased primarily due to Isle-Biloxi being closed for four months in the prior year due to Hurricane Katrina. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues remained flat at 23.7% for the fiscal nine months ended January 28, 2007.

Marine and facilities expenses for the fiscal nine months ended January 28, 2007 increased $4.8 million, or 11.3%, compared to the fiscal nine months ended January 22, 2006. The increase was primarily due to the closure of Isle-Biloxi for four months in the prior year due to Hurricane Katrina, the closure of Isle-Lake Charles in the prior year due to Hurricane Rita, and expanded facilities at Pompano Park in Florida. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses increased $31.2 million, or 14.8%, compared to the fiscal nine months ended January 22, 2006. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The increase is primarily related to the closure of Isle-Biloxi for four months in the prior year due to Hurricane Katrina, the closure of Isle-Lake Charles in the prior year due to Hurricane Rita, the payment of a $2.2 million fee to our landlord related to the planned exit from Isle-Our Lucaya, increased property insurance expense at all of our properties, stock compensation expense, corporate relocation expense and increased marketing spend.

In the prior year, for the nine months ended January 22, 2006, we incurred $4.8 million in expenses related to hurricane damages, which we do not expect to recover from insurance proceeds. For the nine months ended January 28, 2007, no such expense has been incurred.

Depreciation and amortization expense for the fiscal nine months ended January 28, 2007 increased $7.1 million primarily due to new property additions at our Colorado and Isle-Biloxi properties and the new hotel at Isle-Boonville, as well as, additional depreciation for the capitalization of the Arena Coventry Convention Center as discussed in Lease Commitments.

Net interest expense increased $6.3 million or 11.8% compared with the fiscal nine months ended January 22, 2006. This is attributable to the reversal of interest income previously recorded in relation to our lease on the Coventry arena, the higher interest rates and higher debt balances on our senior secured credit facility partially offset by higher interest income and the allocation of a portion of net interest expense related to discontinued operations to the income statement line item Income from discontinued operations, net of income taxes in the prior year.

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

Our effective tax rate from continuing operations for the fiscal nine months ended January 28, 2007 was an expense of 25.8% compared to an expense of 18.2% for the fiscal nine months ended January 22, 2006, which, in each case, includes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. The fiscal nine months ended January 28, 2007 does not include the gain related to the sale of our Vicksburg and Bossier City properties in our continuing operations. That gain is included in discontinued operations. Our effective tax rate from combining continuing and discontinued operations for the fiscal nine months ended January 28, 2007 was an expense of 51.8% compared to an expense of 34.4% for the fiscal nine months ended January 22, 2006. For each comparison, the change in effective rate over the comparable prior fiscal period is attributable to the effect of certain expenses related to the adoption of SFAS 123(R), and other permanent items on full-year projected pre-tax income.

Liquidity and Capital Resources

At January 28, 2007, we had cash and cash equivalents and marketable securities of $147.3 million compared to $138.8 million at April 30, 2006. The $9.1 million increase in cash and cash equivalents is the net result of $50.6 million net cash provided by operating activities, $31.5 million net cash used in investing activities and $9.9 million net cash used in financing activities. The Company also had $2.6 million of restricted cash as of January 28, 2007. In addition, as of January 28, 2007, we had $409.6 million of capacity under the lines of credit which consisted of $381.0 million in unused credit capacity under the revolving credit facility governed by our senior secured credit facility and $28.6 million of unused credit capacity under the Isle-Black Hawk’s senior secured credit facility (limited to use by the Isle-Black Hawk). During the nine months ended January 28, 2007, we had net payments on our senior secured credit facility of $2.2 million and the Isle-Black Hawk made net payments of $4.6 million under the Isle-Black Hawk’s senior secured credit facility. We believe that existing cash, cash flow from operations and available borrowings under our existing credit facilities will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Investing Activities

We made expenditures of $289.3 million for property and equipment during the nine months ended January 28, 2007. Included in the $289.3 million was $45.1 million in construction costs related to the Isle-Biloxi casino reconstruction following Hurricane Katrina, which we expect to recover from insurance. The following table reflects expenditures and accruals for property and equipment on major projects approved by the Board of Directors for which we are committed as of January 28, 2007 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to the beginning of fiscal 2006.

We entered into an agreement during fiscal 2004 to lease space for Isle-Coventry (which is still under construction and is expected to open in fiscal year 2008) in Coventry, England in the Coventry Convention Center. The Coventry Convention Center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. We determined that due to certain structural elements installed by us during the construction of the space being leased and certain prepaid lease payments made by us, we are required to be treated, for accounting purposes only, as the “owner” of the Coventry Convention Center, in accordance with EITF 97-10. As a result, we have recorded property and equipment, (net) of $50.3 million and $52.7 million as of April 30, 2006 and January 28, 2007, respectively. Additionally, we have recorded a long-term obligation for $42.4 million and $46.5 million as of April 30, 2006 and April 24, 2005 respectively. However, we do not own these assets, are not the obligor on the corresponding long-term obligation and do not participate in or control the operations of the Coventry Convention Center. These non-cash charges are not reflected in the below table.

		Actual		Remaining
		Fiscal Year Ended 4/30/06 (1)	Nine Months Ended 1/28/07 (1)	Fiscal Year Ending 4/29/07 (1)	Thereafter (3)
		(dollars in millions)
Property	Project
Isle-Bettendorf	Construct hotel	$6.5	$22.6	$11.4	$4.5
Isle-Davenport	Construct hotel	0.3	0.2	7.6	34.9
Isle-Pompano	Construct casino	12.3	72.3	60.3	31.1
Isle-Waterloo	Construct casino & hotel	5.2	44.5	47.2	78.1
Isle - Kansas City	Expansion & public improvements	1.1	0.1	1.2	82.6
Coventry (5)	Construct leasehold improvements	18.1	27.1	8.4	—
West Harrison County	Construct hotel & casino	—	3.1	3.0	313.9
Other properties (2)	IGT Advantage program	12.1	8.4	5.7	—
All	Slot programs	20.2	19.7	4.2	4.4
All	Other capital improvements	86.0	43.5	6.4	19.4

Total		$161.8	$241.5	$155.4	$568.9

Discontinued Operations (4)		$12.3	$1.9	$—	$—

(1)	Excludes: Isle-Biloxi temporary casino of which $44.9 million has been spent in fiscal 2007 related to construction costs at the Isle-Biloxi for hurricane reconstruction and $0.2 million in other capital costs related to the hurricane, which the Company expects to recover from insurance proceeds.
(2)	Includes: Isle-Biloxi, Isle-Natchez, Isle-Lula, Isle-Lake Charles and Colorado Central Station
(3)	The timing of these projects is discussed below
(4)	Discontinued Operations consist of Isle-Vicksburg and Isle-Bossier City which were sold on July 31, 2007
(5)	Does not include non-cash capital assets of $50.3 million and $1.2 million for the year ended April 30, 2006 and nine months ended January 28, 2007, respectively.

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

Florida District Court of Appeal First District recently affirmed its earlier decision to reverse a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member. Although the Court based its decision on different grounds than its earlier decision, the Court ruled that a trial is necessary to determine whether FLPF failed to obtain the required number of signatures to place the constitutional amendment on the ballot. However, the Court granted FLPF’s request to certify FLPF’s appeal of the Court’s decision to the Supreme Court. On March 27, 2007, the Supreme Court of Florida released an order accepting jurisdiction to review the District Court of Appeals’ earlier decision. We believe that the Appeals’ Courts decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly we are proceeding with the development. However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and our right to operate slot machines at Pompano Park could be eliminated. We cannot assure you as to the outcome of this litigation.

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

As previously announced, we have postponed our $85.0 million expansion project in Kansas City, Missouri due to current bridge construction on Interstate 35. When the construction nears completion, we will reconsider the timing this expansion project. As of January 28, 2007, we have capitalized $1.5 million on this project.

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

Financing Activities

During the nine fiscal months ended January 28, 2007, we used $9.9 million in cash primarily in the following financing activities:

•	We made net payments on the Isle-Black Hawk’s senior secured revolving credit facility of $3.2 million.

•	We recognized a tax benefit of stock option exercises of $1.1 million.

•	We received proceeds from the exercise of stock options of $2.6 million.

•	We repurchased 255,721 shares of our common stock at an average price of $21.73 per share for an aggregate of $5.6 million.

•	We made net payments on our senior secured credit facility of $2.3 million.

•	We made net payments on the Isle-Black Hawk’s senior secured credit facility and other debt of $1.4 million.

•	We made net payments on other property debt of $0.8 million.

•	We made payments on our exit liability related to land in Cripple Creek, Colorado of $0.1 million.

•	We made other payments of $1.2 million.

•	We made payments on deferred financing costs of $0.1 million.

As of January 28, 2007, we had $409.6 million of capacity under lines of credit consisting of $381.0 million in unused credit capacity under the revolving credit facility governed by our senior secured credit facility and $28.6 million of unused credit capacity under the Isle-Black Hawk senior secured credit facility (limited to use by the Isle-Black Hawk). The revolving loan commitment is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through February 2010. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. We are currently evaluating the impact, if any, of adopting FASB No. 157 on our financial statements.

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

As of January 28, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of certain of our disclosure controls and procedures were not effective as of January 28, 2007 because of the material weaknesses described below.

The Company identified material weakness in our controls over the accounting for leases, accounting for income taxes, accounting for goodwill and intangible assets, and accounting for certain of our United Kingdom operations, which contributed to the restatement of our Quarterly Report on Form 10-Q for the quarter ended January 28, 2007, in order to restate the financial statements for fiscal years ended through April 30, 2006, and the related quarterly results included therein, and for the first three fiscal quarters of fiscal 2007, as more fully described below and in Note 2 to the Consolidated Financial Statements. Therefore management has determined that its internal control over financial reporting was ineffective as of January 28, 2007.

Accounting for Leases: A material weakness was identified in the Company’s controls over the accounting for leases which resulted in errors in the accounting for: (i) a lease agreement that should have been accounted for in accordance with Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” and (ii) leases agreements containing rent escalation or rent holiday clauses that should be accounted for on a straight-line basis. The principal factor that contributed to this material weakness was the misinterpretation of certain U.S. generally accepted accounting principles.

Accounting for Income Taxes: A material weakness was identified in the Company’s controls over the accounting for income taxes which resulted in errors related to: (i) the accounting for tax effects of asset acquisitions related to purchase price allocations and contingent liabilities, (ii) recording the tax effect of various equity compensation plans to ensure that the tax effect of differences between book expense and tax deductions were recorded to equity when appropriate, (iii) the tax rates used to measure our deferred tax balances at the tax rates expected to apply when the deferred tax assets and liabilities are realized or settled, (iv) the portion of income tax expense related to minority interests, (v) our deferred tax balance which did not reflect all temporary differences, including those related to state income and franchise tax deductions, federal credits and valuation allowances against net operating losses, (vi) our reserves for contingent tax liabilities which were not updated to continually reflect our estimate of the probable amounts at which the liabilities would be settled, and (vii) our income tax payable accounts which did not reflect the amount of income tax liability due based on events reflected in the financial statements. The principal factor that contributed to this material weakness was the misinterpretation of certain U.S. generally accepted accounting principles.

Accounting for Goodwill and Intangible Assets: A material weakness was identified in the Company’s controls over the accounting for goodwill and intangible assets which resulted in errors in the accounting for: (i) the purchase price allocation of certain intangible assets to specific casino properties, (ii) the determination of amortization periods for certain intangible assets, and (iii) the failure to record future payments for certain license costs at net present value. The principal factor that contributed to this material weakness was the misinterpretation of certain U.S generally accepted accounting principles.

United Kingdom Accounting: A material weakness was identified in the Company’s controls over the accounting for our Blue Chip Casinos plc, United Kingdom operations which resulted in adjustments related primarily to the identification and recording of fixed assets which were not properly recorded and the associated depreciation related to those assets, as well as corrections for previously un-reconciled expense and balance sheet accounts related primarily to payroll liabilities, professional service accruals, interest accruals and other operating expenses. Specifically, the material weakness was the result of insufficient oversight by certain corporate personnel.

Planned Remediation Efforts to Address Material Weaknesses

While these material weaknesses were not remediated as of January 28, 2007, we have taken the following actions to address them:

To address our material weakness relating to accounting for leases, in June 2007 the Company engaged a third party professional services firm to review all of the Company’s leases to verify the Company is recording leases in accordance with generally accepted accounting principles, based on lease terms. In addition, the Company implemented a revised Summary of Procedures for lease accounting on May 18, 2007. These updated procedures state the technical guidance on accounting for leases and instituted multi-level review controls for new leases at the property level and at the corporate office.

To address our material weakness relating to the determination and reporting of the provision for income taxes and related deferred income tax balances, we have restructured our tax department and engaged a new third party tax consultant to assist our internal tax department in calculating our income tax provision and deferred tax balances. This involved performing a comprehensive analysis of components of the income tax provision of all Company consolidated entities. Additionally, a more formal review process is being established to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances.

To address our material weakness relating to goodwill and intangible assets, we undertook a thorough review of historical goodwill and intangible asset activity and balance to ensure compliance with SFAS 142, “Goodwill and Other Intangible Assets”. In addition, the Company implemented a revised Summary of Procedures for goodwill and intangible accounting. These updated procedures state the technical guidance on accounting for goodwill and intangibles and instituted multi-level review controls at the corporate office. Additionally, in recent months the Company has augmented its corporate accounting department.

To address our material weakness relating to the oversight and monitoring of one of our United Kingdom operations, the Company assumed management responsibilities for the United Kingdom location in fiscal year 2007. In addition, we will augment internal audit work that will include work performed at out foreign locations and additional audit resources. We are also planning quarterly off-site and periodic on-site financial reviews to better identify significant variances and non-recurring transactions.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Expect as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

You should carefully consider the risks and uncertainties related to our business described in Disclosure Regarding Forward Looking Statements in the front of this document. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. These risks are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

We are subject to extensive regulation from gaming authorities that could adversely affect us.

Florida District Court of Appeal First District recently affirmed its earlier decision to reverse a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member. Although the Court based its decision on different grounds than its earlier decision, the Court ruled that a trial is necessary to determine whether FLPF failed to obtain the required number of signatures to place the constitutional amendment on the ballot. However, the Court granted FLPF’s request to certify FLPF’s appeal of the Court’s decision to the Supreme Court. On March 27, 2007, the Supreme Court of Florida released an order accepting jurisdiction to review the District Court of Appeal’s earlier decision. We believe that the Appeal’s Court decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits and accordingly we are proceeding with the development. However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels would be invalidated and our right to operate slot machines at Pompano Park could be eliminated. We cannot assure you as to the outcome of this litigation.

We have identified material weaknesses in our internal control over financial reporting and may not be able to report timely and accurate financial results.

We have identified several material weaknesses in our internal control over financial reporting and have restated our results for the years ended through April 30, 2006 and the related quarterly results therein, and the first three fiscal quarters ended January 28, 2007. We cannot be assured that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future.

Management identified material weaknesses in the effectiveness of our internal control over financial reporting which contributed to the need to restate some of our historical operating results. Management identified four areas of material weakness. These areas include controls over accounting and reporting of our international operations, goodwill and other intangible assets, accounting for leases, and income tax accounting. These material weaknesses contributed to the need to restate our Quarterly Report on Form 10-Q for the quarter ended January 28, 2007, in order to restate the financial statements for fiscal years ended through April 30, 2006, and the related quarterly results included therein, and for the first three fiscal quarters of fiscal 2007. As a result of these material weaknesses, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of April 30, 2006 due to the items noted above.

Management had identified each of the items above as areas for improvement prior to the quarter ended January 28, 2007 and has been in the process of implementing improvements to the internal controls related to these areas, which in part led to the discovery of these items included in our restatement of financial statements. Although we believe the actions we have taken to date and our remediation plan will address the material weaknesses, we continue to evaluate our disclosure controls and procedures and our internal control over financial reporting, and may modify, enhance or supplement them in the future. Any modifications, enhancements or supplements to our control systems could be costly to prepare or implement and cause our operating expenses to increase. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or we encounter difficulties in their implementation, our business and operating results could be harmed, additional significant deficiencies or material weaknesses could be identified, we may fail to meet our periodic reporting obligations and/or future financial statements may contain material misstatements that could results in further restatements of our financial statements. The occurrence of any of the foregoing could harm our business, operating results and reputation and cause our investors and lenders to lose confidence in our reported information.

In addition to the foregoing, you should consider each of the factors set forth in this Quarterly Report in evaluating our business and our prospects. The factors described in our Part 1 Item 2 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.

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

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. There has been no payment or material defaults. However, as a result of the Company’s delay in filing its 10-Q for the quarter ended January 28, 2007, the Company did not meet its obligation to file certain financial reporting requirements. On March 15, 2007, the Company received a limited waiver on meeting these financial reporting requirements through June 15, 2007, which was later extended to August 31, 2007. Upon filing this Form 10-Q/A on July 25, 2007, the Company will have met this obligation.

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

ISLE OF CAPRI CASINOS, INC.

Dated: July 25, 2007	/s/ DONN R. MITCHELL, II
Donn R. Mitchell, II Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

3.1A	Certificate of Incorporation of Casino America, Inc. (1)

3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (2)

3.2A	By-laws of Casino America, Inc. (1)

3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997 (3)

4.1	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (4)

4.2	Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee (5)

4.3	Rights Agreement, dated as of February 7, 1997, between Casino America, Inc. and Norwest Bank Minnesota, N.A., as rights agent (6)

10.1	Casino America, Inc. description of Employee Bonus Plan (7)

10.2	Director’s Option Plan (8)

10.3	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (9)

10.4	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (10)

10.5	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (11)

10.6	Amended Casino America, Inc. 1992 Stock Option Plan (12)

10.7	Amended Casino America, Inc. 1993 Stock Option Plan (13)

10.8	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (5)

10.9	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)

10.10	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (14)

10.11	Amended and Restated Operating Agreement of Isle of Capri Black Hawk, L.L.C., dated as of July 29, 1997, between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. as amended (5)

10.12	Development Agreement dated as of June 17, 1997, between City of Bettendorf, Lady Luck Bettendorf, Lady Luck Quad Cities, Inc. and Bettendorf Riverboat Development, LC (5)

10.13	Operator’s Contract, dated as of December 28, 1989, between Riverboat Development Authority and the Connelley Group, LP, as amended on February 9, 1990, March 1, 1990, January 1, 1991, September 30, 1994 and March 1, 1998 (5)

10.14	Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (15)

10.15	Isle of Capri Casinos, Inc. Deferred Bonus Plan (15)

10.16	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon (5)

10.17	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley (5)

10.18	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein (5)

10.19	Third Amended and Restated Credit Agreement, dated as of February 4, 2005, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Deutsche Bank Trust Company Americas and Wells Fargo Bank, N.A., as co-syndication agents, Calyon New York Branch and the CIT/Group/Equipment Financing, Inc., as co-documentation agents and CIBC World Markets Corp., as lead arranger (16)

10.20	Isle of Capri Casinos, Inc.’s 2005 Deferred Compensation Plan (17)

10.21	Isle of Capri Casinos, Inc.’s 1995 Deferred Compensation Plan (17)

10.22	Isle of Capri Casinos, Inc.’s 2005 Non-employee Director Deferred Compensation Plan (17)

10.23	Employment Agreement dated as of January 1, 2005 between Isle of Capri Casinos, Inc. and Robert F. Griffin (17)

10.24	Isle of Capri Casinos, Inc. Master Retirement Plan (18)

10.25	Second Amended and Restated Credit Agreement, dated as of October 24, 2005, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto (19)

10.27	Employment Agreement, dated October 7, 2005, between Isle of Capri Casinos, Inc. and Robert Goldstein (21)

10.28	Employment Agreement, dated January 13, 2006 between Isle of Capri Casinos, Inc. and Donn R. Mitchell II (22)

10.29	Purchase Agreement, dated February 13, 2006, by and among Legends Gaming, LLC, Legends Gaming of Mississippi, LLC, Legends Gaming of Louisiana-1, LLC, Legends Gaming of Louisiana-2, LLC, Isle of Capri Casinos, Inc., Riverboat Corporation of Mississippi - Vicksburg, Louisiana Riverboat Gaming Partnership, CSNO, L.L.C., LRGP Holdings, L.L.C. and IOC Holdings, L.L.C (23)

10.30	Consulting Agreement, dated as of March 23, 2006, by and between John G. Brackenbury and Isle of Capri Casinos, Inc. (24)

10.31	Point Cadet Compromise and Settlement Agreement, dated August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi. (25)

10.32	First Amendment to Ground Lease, made and entered into effective June 14, 2006, by and between Family Lands L.P. and IOC Mississippi, Inc. (25)

10.33	Ground Lease, made and entered into effective May 5, 2006, by and between Family Lands L.P. and IOC Mississippi, Inc. (25)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

INDEX TO EXHIBITS (continued)

(1)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434), and incorporated herein by reference.

(2)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.

(3)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(4)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.

(5)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.

(6)	Filed as an exhibit to Casino America, Inc.’s Current Report on Form 8-K filed on February 14, 1997 (File No. 0-20538) and incorporated herein by reference.

(7)	Filed as an exhibit to Casino America, Inc.’s Annual Report on form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.

(8)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.

(9)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated herein by reference.

(10)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.

(11)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.

(12)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference.

(13)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.

(14)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(15)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.

(16)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 10, 2005 (File No. 0-20538) and incorporated herein by reference.

(17)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2005 (File No. 0-20538) and incorporated herein by reference.

(18)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2005 (File No. 0-20538) and incorporated herein by reference.

(19)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on October 28, 2005 (File No. 0-20538) and incorporated herein by reference.

(21)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on January 6, 2006 (File No. 0-20538) and incorporated herein by reference.

(22)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on January 19, 2006 (File No. 0-20538) and incorporated herein by reference.

(23)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 17, 2006 (File No. 0-20538) and incorporated herein by reference.

(24)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on March 29, 2006 (File No. 0-20538) and incorporated herein by reference.

(25)	Filed as an Exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (File No. 0-20538) and incorporated herein by reference.