Form 10-K
period 2007-04-29
ISLE OF CAPRI CASINOS INC
filed 2007-07-31
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-20538

ISLE OF CAPRI CASINOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1659606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Emerson Road, Suite 300, St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(314) 813-9200

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

The aggregate market value of the voting and non-voting stock held by non-affiliates1 of the Company is $347,022,958, based on the last reported sale price of $24.73 per share on October 27, 2006 on the NASDAQ Stock Market; multiplied by 14,032,469 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of July 22, 2007, the Company had a total of 30,396,168 shares of Common Stock outstanding (which excludes 4,323,555 shares held by us in treasury).

(1)

Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company’s common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

Document Incorporated by Reference:

Document	Part of Form 10-K into which Incorporated
Isle of Capri Casinos, Inc.’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 17, 2007 in Waterloo, Iowa.	Part III

Isle of Capri Casinos, Inc.’s Form 10-Q/A for the fiscal quarter ended January 28, 2007.	Part III

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

RESTATEMENT OVERVIEW

During the course of the Company’s third quarterly review of fiscal year 2007, management and the Company’s independent registered public accounting firm identified issues that, when corrected, had a material effect upon the Company’s previously issued financial statements. Therefore, the Company announced it would restate its financial results for the fiscal year ended April 30, 2006 and prior years, the quarterly results for fiscal 2006, and the first two quarters of fiscal 2007.

On April 18, 2007, the Company filed quarterly results for the three and nine months ended January 28, 2007 (“First Restatement”). That interim filing, which was not reviewed by the Company’s independent registered public accounting firm, contained all of the restatement items that the Company was aware of at the time of filing of the document, however the Company subsequently discovered additional errors which required restatement. As a result, the Company announced on June 19, 2007, that it would restate its financial statements for the third quarter ended January 28, 2007 and further restate financial statements for prior periods (“Second Restatement”). The Company filed its restated Form 10-Q/A for the financial statements for the third quarter ended January 28, 2007 on July 25, 2007.

The financial statements presented herein in this Form 10-K for the fiscal year ended April 29, 2007 reflect all restatement items, including those items which were presented in the Company’s quarterly filing for the three and nine months ended January 28, 2007 filed on April 18, 2007 and the additional restatement findings identified subsequent to the filing of that document as noted above. As such, the Company presents the cumulative effect of all restatement items compared to the originally filed financial statements for the fiscal years ended April 30, 2006 and April 24, 2005.

The cumulative effect of all restatement adjustments through April 30, 2006 and April 24, 2005 on the Company’s consolidated balance sheets was a $5.4 million decrease and $5.2 million decrease to retained earnings, respectively; a $3.0 million increase and $4.0 million increase to additional paid-in-capital, respectively; and a $2.4 million decrease and $1.3 million decrease to stockholders’ equity, respectively. For the fiscal years ended April 30, 2006 and April 24, 2005, these adjustments decreased net income by $0.1 million and increased net income by $1.7 million, respectively.

The restatement adjustments primarily relate to the following items (the cumulative effect of each adjustment item is presented for the periods through April 30, 2006 and April 24, 2005):

•

Accounting for the lease of the Company’s new casino space in Coventry, England in accordance with Emerging Issue Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), which cumulatively decreased retained earnings by $2.4 million and $0.3 million, respectively;

•

Accounting for leases with rent escalation and rent holiday clauses on a straight-line basis at several properties, which resulted in a decrease to retained earnings of $2.5 million and $2.4 million, respectively;

•	Correction of accounting errors at the Company’s 66 2/3% owned Blue Chip Casinos plc subsidiary in England which cumulatively reduced retained earnings by $1.7 million and $1.4 million, respectively;

•

Adjustments to the calculation of the gain on the sale of the Isle-Bossier City in the second quarter of fiscal 2007 related to the proper allocation of certain intangible assets, which had no effect on retained earnings as of April 30, 2006 and April 24, 2005;

•

Amortization of certain intangible assets (primarily related to Lady Luck customer lists, Biloxi berthing rights and the Waterloo gaming license) which cumulatively reduced retained earnings by $5.4 million and $4.8 million, respectively;

•

Correction of various tax accounting issues which cumulatively increased retained earnings by $4.7 million and $3.8 million, respectively; and increased additional paid in capital by $3.0 million and $4.0 million, respectively.

1.1

Additionally, as part of the restatement process, the Company has made correcting adjustments for other miscellaneous items. Refer to Note 2 to the Consolidated Financial Statements for a detailed discussion of all significant restatement adjustments.

This Form 10-K amends the following items set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended April 30, 2006 and April 24, 2005:

•

Part II. Item 8 (Financial Statements and Supplementary Data) to reflect changes to the Company’s financial statements and notes thereto, including changes to the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows, and the addition of Note 2 to the Consolidated Financial Statements (“Restatement”), as well as other Notes which present restated financial information.

•

Part II. Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect the changes to Executive Overview, Results of Operations, Liquidity and Capital Resources, and Contractual Obligations and Commercial Commitments.

•	Part II. Item 9A (Controls and Procedures) to reflect changes to the disclosure of the internal control impact.

The Company has not amended its Annual Reports on Form 10-K for the fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004 or the Quarterly Reports on Form 10-Q for the periods affected by the restatement (other than the Form 10-Q/A filed on July 25, 2007 discussed above). The information that has been previously filed or otherwise reported for the periods prior to October 29, 2006 is superseded by the information in this Annual Report on Form 10-K and the financial statements and related financial information contained in such reports should no longer be relied upon.

Furthermore, all notes to the consolidated financial statements should be read in their entirety when reading these financial statements because they materially impact the ability to understand the historical financial information presented regarding the Company.

1.2

PART I

ITEM 1. BUSINESS.

Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. As of April 29, 2007, we wholly own and operate ten gaming facilities in the U.S. located in Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City and Boonville, Missouri; Bettendorf, Davenport and Marquette, Iowa and a casino and pari-mutuel harness racing facility in Pompano Beach, Florida. We also own a 57% interest in, and receive management fees for operating, two gaming facilities in Black Hawk, Colorado. Our international gaming interests include a casino in Freeport, Grand Bahama, and a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England.

On July 16, 2007, we announced that we had hired Virginia McDowell as our new President and Chief Operating Officer, expected to be effective as of July 30, 2007. Additionally, we announced that we had added James B. Perry as a new member of our Board of Directors.

On July 6, 2007, we opened a new casino project in Coventry, England. The project includes a single level casino with 70 electronic gaming machines, over 40 table games including poker, three restaurants, and three bars. The total project cost was approximately $82 million.

On June 30, 2007 we opened a new casino project in Waterloo, Iowa. The project includes a single level casino with 1,100 slot machines, 35 table games, two restaurants, and a 194-room hotel. Later this year, we expect to add a third restaurant, a nightclub, spa and pool area to the facility. The total estimated project cost was approximately $177 million.

On June 10, 2007, we completed the purchase of Casino Aztar in Caruthersville, Missouri. The purchase price was approximately $45 million, subject to a working capital adjustment.

In June 2006, we announced that we received site and development approval from the Mississippi Gaming Commission in connection with our previously announced casino resort in west Harrison County, Mississippi, which is approximately 20 miles from the Mississippi/Louisiana state border near Interstate 10. Preliminary plans call for the estimated $320 million project to include a single level gaming facility with over 2,000 gaming positions, a 350-room hotel, five restaurants and a complement of additional resort amenities. The project remains in the permitting and planning stages, and is subject to certain conditions, including but not limited to the receipt of all necessary licenses, approvals and permits.

For the fiscal year ended April 29, 2007, we had net revenues, which are our total revenues minus promotional allowances, of approximately $1.0 billion and operating income of approximately $66.0 million.

Competitive Strengths

Strong Brand Identity. Most of our casino properties operate under the “Isle of Capri” name designed to incorporate our distinctive tropical island theme. Most of our domestic gaming facilities contain similar amenities, including hotels, one or more of our trademark restaurants (Farraddays’ fine-dining restaurant, Bragozzo fine-dining restaurant and osteria, Calypso’s buffet and Tradewinds Marketplace), a Banana Cabana gift shop and an entertainment center for performances and meetings. Each of our facilities also offers all customers membership in our rewards program, which rewards loyal customers with points, cash, and complimentaries that can be redeemed by using a player’s club card. These programs are the IsleOne Players Club, at our Isle of Capri and the isle properties; the Fan Club at Rhythm City-Davenport; and the Rail Pass Club at the Colorado Central Station-Black Hawk. We believe our brand names convey excitement, entertainment, consistent high-quality service and value to our customers.

Standardized Quality and Services. We have developed and implemented standardized procedures for operating our casinos, hotels, restaurants and other non-gaming amenities, which has allowed us to fully and effectively integrate the domestic properties we have developed or acquired during the past fifteen years. We utilize management development and employee training programs to implement these procedures throughout our facilities, which we believe help us efficiently operate our facilities. This standardization encourages high-quality service and provides our customers with a consistent experience.

Geographically Diverse Markets. We own or operate our gaming facilities in thirteen distinct geographic markets located in 6 states, the Bahamas and the United Kingdom, allowing us to maintain diverse sources of revenue and cash flow.

Substantial Capital Investment in Our Properties. We are continuing to expand and upgrade the facilities at several of our domestic properties and believe the continued investment has improved their competitive position.

Effective Utilization of Proprietary Database. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create and deploy effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. These promotional programs are designed to reward customer loyalty and maintain high recognition of our brands. As of April 30, 2007, our database contained approximately 7 million members, of whom approximately 1.5 million receive regular communications from us. We believe we have effectively used our database to encourage repeat visits, increase customers’ length of stay and improve our operating results.

Experienced Management Team. We are an experienced gaming operator and opened our first gaming facility approximately fifteen years ago. Each member of our senior management team has extensive gaming or related industry experience.

Casino Properties

The following is an overview of our existing casino properties as of April 29, 2007:

Property	Date Acquired or Opened	Slot Machines	Table Games	Hotel Rooms	Parking Spaces
Louisiana
Isle-Lake Charles	July 1995	1,961	76	493	2,335
Mississippi
Isle-Lula	March 2000	1,403	24	487	1,500
Isle-Biloxi	August 1992	1,433	36	728	1,850
Isle-Natchez	March 2000	630	11	141	908
Missouri
Isle-Kansas City	June 2000	1,449	26	—	1,947
Isle-Boonville	December 2001	905	33	140	1,079
Iowa
Isle-Bettendorf	March 2000	1,059	35	258	2,598
Rhythm City-Davenport	October 2000	1,026	17	—	877
Isle-Marquette	March 2000	694	15	25	490
Colorado
Isle-Black Hawk (57% owned)	December 1998	1,385	18	238	1,100
Colorado Central Station—Black Hawk (57% owned)	April 2003	676	12	164	1,200
Florida
Pompano Park	July 1995/April 2007	1,500	21	—	3,600

International Properties
Isle-Our Lucaya	December 2003	323	25	—	—
Blue Chip-Dudley (66 2/3% owned)	November 2003	20	10	—	70
Blue Chip-Wolverhampton (66 2/3% owned)	April 2004	20	11	—	20

Louisiana

The Isle-Lake Charles

The Isle-Lake Charles, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. The property consists of two dockside casinos offering 1,961 slot machines and 76 table games, a 252-room deluxe hotel, a separate 241-room hotel, a 105,000 square foot land-based pavilion and entertainment center, and 2,335 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 97-seat Farraddays’ restaurant, a 360-seat Calypso’s buffet, a 165-seat Tradewinds Marketplace, a 140-seat Kitt’s Kitchen restaurant, a 64-seat Lucky Wins oriental restaurant and Caribbean Cove, which features free live entertainment and can accommodate 180 customers. The pavilion also has a 14,750 square foot entertainment center comprised of an 1,100-seat special events center designed for concerts, live boxing, televised pay-per-view events, banquets and other events, meeting facilities and administrative offices.

The Lake Charles market currently consists of two dockside gaming facilities (which include the Isle-Lake Charles and Pinnacle Entertainment’s one-level facility), a Native American casino and a pari-mutuel facility/racino (operated by Boyd Gaming). Due to Hurricane Rita, Harrah’s has not operated in the market since its closure in September 2005. Pinnacle Entertainment completed its acquisition of the Harrah’s Lake Charles assets, including its two gaming licenses in November 2006. Pinnacle is utilizing one of its licenses to develop a second casino in the Lake Charles market and has announced that it intends to move the other license elsewhere in the State of Louisiana. The current number of slot machines in the market exceeds 8,200 machines and table games exceed 200 tables. In calendar year 2006, the two gaming facilities (Isle and Pinnacle) and one racino (Boyd), in the aggregate, generated gaming revenues of approximately $656.8 million. Revenues for the Native American property are not published and are not available. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 5.5 million and is located approximately 140 miles west of Lake Charles. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 520,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Isle-Lake Charles.

Mississippi

The Isle-Lula

The Isle-Lula, which was acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,403 slot machines and 24 table games, two on-site hotels with a total of 487 rooms, a land-based pavilion and entertainment center, and 1,500 parking spaces. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 145-seat Farraddays’ restaurant, a newly renovated 300-seat Calypso’s buffet and a 44-seat Tradewinds Marketplace.

The Isle-Lula is the only gaming facility in the Coahoma County, Mississippi market and generated gaming revenues of approximately $84.9 million in calendar year 2006. The Isle-Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 653,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by 9 casinos in Tunica, Mississippi. In addition, 2006 saw the introduction of “games at skill” at two Arkansas racetracks, one in West Memphis and one in Hot Springs, both of which impact our primary market. Approximately 990,000 people reside within the property’s primary target market. The Isle-Lula also competes with Native American casinos in Oklahoma.

The Isle-Biloxi

The Isle-Biloxi, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities formerly known as “Casino Row” in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

On August 29, 2005 the property was significantly damaged by Hurricane Katrina. The property was closed on August 28, 2005 and remained closed to the public until December 26, 2005. The Highway 90 bridge spanning Biloxi Bay, located to the east of the property, was also destroyed. The bridge is expected to be replaced with a new, larger bridge which is expected to open partially in November 2007.

In October 2005, the Mississippi legislature amended the gaming laws to allow casinos to operate land-based facilities within 800 feet of the mean high water line. The Isle-Biloxi re-opened on December 26, 2005 with a land-based casino offering approximately 1,179 gaming positions, a 728-room hotel including 200 whirlpool suites, a 120-seat restaurant called “A Taste of Farraddays’,” a 200-seat Calypso’s buffet, a Tradewinds Express and 900 parking spaces. In May 2006, Isle-Biloxi completed the renovation of its existing atrium that added a new multi-story feature bar, connected the parking garage with the atrium by a covered walkway, and increased the number of gaming positions to approximately 1,600. In November 2006, Isle-Biloxi opened a 138 seat fine-dining restaurant and osteria called Bragozzo. In February 2007, Isle-Biloxi opened a full service Starbucks.

Prior to Hurricane Katrina, the Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) was one of the largest gaming markets in the United States and consisted of 12 dockside gaming facilities which, in the aggregate, generated gaming revenues of approximately $910.7 million in calendar year 2006. Ten other competitors have re-entered the market since Hurricane Katrina.

The Isle-Natchez

The Isle-Natchez, which we acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 630 slot machines and 11 table games, a 141-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso’s buffet and 908 parking spaces.

The Isle-Natchez is the only gaming facility in the Natchez market and generated gaming revenues of approximately $43.3 million in calendar year 2006. We believe that the Isle-Natchez attracts customers primarily from among the 110,000 people residing within 50 miles of the Isle-Natchez.

Missouri

The Isle-Kansas City

The Isle-Kansas City, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 1,449 slot machines and 26 table games, a 96-seat Farraddays’ Bistro restaurant, a 260-seat Calypso’s buffet, a 45-seat Tradewinds Marketplace and 1,947 parking spaces. Plans for an $85 million expansion project at Isle-Kansas City were put on hold due to the potential business disruption of the proposed Paseo Bridge construction and Front Street rerouting. The planned Kansas City expansion project is subject to negotiation of an amended lease and development agreement and receipt of necessary permits and approvals.

The Kansas City market consists of four dockside gaming facilities that, in the aggregate, generated gaming revenues of approximately $714.4 million in calendar year 2006. The other operators of dockside gaming facilities in this market are Ameristar Casinos, Penn National Gaming (formerly Argosy Gaming) and Harrah’s Entertainment. We believe that the Isle-Kansas City attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.9 million residents. In the spring of 2007, the Kansas legislature authorized casinos in several locations throughout the State of Kansas, including two in the Kansas City, Kansas area.

The Isle-Boonville

The Isle-Boonville, which opened on December 6, 2001, is located off of Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 905 slot machines, 27 table games and 6 poker tables, a 140-room hotel that opened in June 2006, a 32,400 square foot pavilion and entertainment center and 1,079 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including a 92-seat Farraddays’ restaurant, a 270-seat Calypso’s buffet, a 32-seat Tradewinds Marketplace, an 800 seat event center, and a historic display area. The Isle-Boonville is the only gaming facility between Kansas City, Missouri, and St. Louis, Missouri and generated gaming revenues of approximately $84.1 million in calendar year 2006.

Iowa

The Isle-Bettendorf

The Isle-Bettendorf, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area. The property consists of a dockside casino offering 1,059 slot machines and 35 table games, a 256-room hotel, approximately 20,500 square feet of convention/banquet space, a 140-seat Farraddays’ restaurant, a 320-seat Calypso’s buffet, a 30-seat Tradewinds Marketplace and 2,598 parking spaces. Additionally, a new $45 million, 258-room hotel opened in May 2007.

The Quad Cities metropolitan area, consisting of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois currently has three gaming operations—our two gaming facilities, the Isle-Bettendorf and the

Rhythm City-Davenport, and one smaller operator, which has recently received approval to relocate within the market and construct a substantially larger facility. The three operations in the Quad Cities generated, in the aggregate, gaming revenues of approximately $207.8 million in calendar year 2006. Our operations in the Quad Cities also compete with other gaming operations in Illinois and Iowa.

The Rhythm City-Davenport

The Rhythm City-Davenport, which we acquired in October 2000, is located between Interstates 74, 80 and 280. The property consists of a dockside gaming facility offering 1,026 slot machines and 17 table games, a 290-seat Hit Parade buffet, a 76-seat Rock Around the Clock diner and 877 parking spaces.

The Isle-Marquette

The Isle-Marquette, which we acquired in March 2000, is located in Marquette, Iowa, approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 694 slot machines and 15 table games, a land-based facility which includes a 160-seat Calypso’s buffet restaurant, a Tradewinds Marketplace, an entertainment showroom, a 25-room hotel, a marina and 490 parking spaces.

The Isle-Marquette is the only gaming facility in the Marquette, Iowa market and generated gaming revenues of approximately $40.5 million in calendar year 2006. We believe the Isle-Marquette draws most of its customers from northeast Iowa and Wisconsin and competes for those customers with other gaming facilities in Iowa and Wisconsin.

The Isle-Waterloo

The Isle-Waterloo, which opened on June 30, 2007, is located adjacent to Highway 219 and US 20 in Waterloo, Iowa. The property consists of a single level casino offering 1,110 slot machines, 29 table games and 6 poker tables. The property also offers a wide variety of non-gaming amenities, including a 117-seat Farraddays’ restaurant scheduled to open in the summer of 2007, a 208-seat Calypso’s buffet, a 36-seat Tradwinds marketplace, a 12-seat Starbucks, Club Capri Lounge, Fling feature bar, 5,000 sq. ft. of meeting space, and a 194-room hotel. The Isle-Waterloo is the only gaming facility in the Waterloo, Iowa market but competes with other casinos in eastern Iowa.

Colorado

The Isle-Black Hawk

The Isle-Black Hawk, which commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,385 slot machines and 18 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 96-seat Farraddays’ restaurant, a 228-seat Calypso’s buffet and a 32-seat Tradewinds Marketplace. We own 57% of the Isle-Black Hawk and receive a management fee for operating the facility.

The Colorado Central Station-Black Hawk

The Colorado Central Station-Black Hawk, which we acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle-Black Hawk. The property consists of a land-based casino with 676 slot machines, 12 table games, a 164-room hotel that opened in December 2005 and 1,200 parking spaces in our parking structure connecting Isle-Black Hawk and Colorado Central Station-Black Hawk. The property also offers guests dining in its food court that was opened in 2005 and was renovated to a diner style café in early 2007. We own 57% of the Colorado Central Station-Black Hawk and receive a management fee for operating the facility.

When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 25 gaming facilities (eight of which have more than 600 slot machines), which in aggregate, generated gaming revenues of approximately $629.0 million in calendar year 2006. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.8 million and which is located approximately 40 miles east of Black Hawk. We believe that the Isle-Black Hawk and Colorado Central Station-Black Hawk attract customers primarily from Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

Florida

The Isle-Pompano

In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is conveniently located off of Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida.

On April 14, 2007, we opened a gaming facility including 1,500 slot machines, two restaurants and a feature bar at Pompano Park adjacent to the existing grandstand at a cost of approximately $178 million. Two additional restaurants and a new poker room with 34 tables on the second floor of the facility opened in May 2007. The Isle-Pompano draws most of its customers from the 2.6 million people residing within a 25-mile radius of the facility and competes with two other rasinos and two tribal gaming facilities in the market.

Grand Bahama Island

The Isle-Our Lucaya

The Isle-Our Lucaya is a 19,000 square-foot casino located at the Our Lucaya Resort in Freeport, Grand Bahama and offers 323 slot machines, 25 table games and a 110-seat restaurant.

United Kingdom

Blue Chip-Dudley

The pub-style casino in Dudley, England is one of 17 gaming facilities in the West Midlands market. Dudley is close to the Birmingham metropolitan area, which has a population of approximately 5.3 million. The casino consists of 20 slot machines and, 10 table games. We own two-thirds of the Blue Chip-Dudley.

Blue Chip-Wolverhampton

The pub-style casino in Wolverhampton, England is also in the West Midlands market. Wolverhampton is close to the Birmingham metropolitan area. The casino consists of 20 slot machines and, 11 table games. We own two-thirds of the Blue Chip-Wolverhampton.

Coventry

On July 6, 2007, we opened a casino in Coventry, England under the 1968 Gambling Act. This facility has 70 electronic gaming devices, 40 table games and six restaurants and bars.

Marketing

We attract customers to our casinos by designing and implementing marketing and promotional programs that leverage our Isle of Capri, the isle, Rhythm City and Colorado Central Station brands by building customer loyalty. We have developed an extensive proprietary database of primarily slot-oriented customers that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, game tournaments and other special events. The programs are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our brands.

We have enhanced our gaming service by installing the IGT Advantage™ Casino System at our properties in Mississippi, Iowa, Lake Charles, La. and Colorado Central Station in Black Hawk. The state-of-the-art system interfaces with our proprietary IsleOne marketing system giving us a robust platform for future automated marketing programs. The Mississippi and Iowa properties feature multiple bonus features including IslePlay which allows customers to redeem direct marketing offers electronically. Deployment of the IGT Advantage™ Casino System continues at our properties in Missouri at this time.

As of April 30, 2007, our database contained approximately 7 million members, of whom approximately 1.5 million receive regular mailings. To develop this database, we offer all of our customers a membership in the IsleOne Players Club at Isle of Capri properties, the Fan Club at the Rhythm City-Davenport and the Rail Pass Club at the Colorado Central Station property. These programs reward loyal customers with points that can be redeemed at our casinos by using our player’s club card. Currently, the player’s club card allows us to track the members’ gaming preferences, maximum, minimum and total amount wagered and frequency of visits. Players are classified in groups according to these characteristics. Our database is used for direct marketing programs and other promotional events that are tailored to these specific groups of players. We believe we have effectively used our database to encourage repeat visits, increase customers’ length of stay and improve our operating results.

We place significant emphasis on attracting local residents and seek to maintain a strong local identity in each market in which we operate by initiating and supporting community and special events. We use broadcast media to promote our brands and attract customers to our properties.

Employees

As of April 29, 2007, we employed approximately 9,162 people. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Governmental Regulations

The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to the Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences interpretations by courts or governmental authorities could adversely affect our operating results.

ITEM 1A. RISK FACTORS.

Risk Factors

We face significant competition from other gaming operations that could have a material adverse effect on our future operations.

We face intense competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American-owned lands and at racing and pari-mutuel operations. Several of our competitors have substantially better name recognition, marketing and financial resources than we do. Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing, casino gaming in designated areas. There is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new licenses could be awarded to gaming facilities in such markets, which could allow new gaming operators to enter such markets and have an adverse effect on our operating results. Expansion of existing gaming facilities and the development of new gaming facilities in our current markets will increase competition for our existing and future operations. In addition, many Native American tribes conduct casino gaming on Native American-owned lands throughout the United States. Such facilities have the advantages of being land-based and exempt from certain state and federal taxes and operational restrictions imposed by state gaming authorities. Some Native American tribes are either in the process of establishing or expanding, or are considering the establishment or expansion of, gaming in Oklahoma, Texas, Louisiana, Florida, Alabama, Kansas, Colorado, Mississippi and Iowa. The establishment or expansion of new gaming facilities and casinos on Native American-owned lands will increase competition for our existing and future gaming facilities in proximity to Native American owned lands.

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

Our existing gaming facilities compete directly with other gaming properties in Louisiana, Mississippi, Missouri, Iowa, Florida and Colorado. We also compete with gaming operators in other gaming jurisdictions such as Atlantic City, New Jersey and Las Vegas, Nevada. Our existing casinos attract a significant number of their customers from Houston, Texas; Mobile, Alabama; Kansas City, Missouri; Southern Florida; Little Rock, Arkansas and Denver, Colorado. Our continued success depends upon drawing customers from each of these geographic markets. Legalization of gaming in jurisdictions closer to these geographic markets than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. In that regard, the Kansas Legislature recently authorized casinos in several locations throughout the state of Kansas, including two in the Kansas City, Kansas area. We expect competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. We cannot predict with any certainty the effects of existing and future competition on our operating results.

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

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. In addition, from time to time, certain anti-gaming groups have challenged constitutional amendments or legislation that would limit our ability to continue to operate in those jurisdictions in which these constitutional amendments or legislation have been adopted. For example, Florida District Court of Appeal First District recently affirmed its earlier decision to reverse a lower court decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member. Although the Court based its decision on different grounds than its earlier decision, the Court ruled that a trial is necessary to determine whether FLPF failed to obtain the required number of signatures to place the constitutional amendment on the ballot. However, the Court granted FLPF’s request to certify FLPF’s appeal of the Court’s decision to the Supreme Court. On March 27, 2007, the Supreme Court of Florida released an order accepting jurisdiction to review the District Court of Appeal’s earlier decision. We believe that the Appeal’s Court decision is contrary to existing Florida law and if a trial were to be held, that FLPF would prevail on the merits. However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels could be invalidated and our right to operate slot machines at Pompano Park could be eliminated. We cannot assure you as to the outcome of this litigation.

We are subject to the possibility of an increase in gaming taxes, which would increase our costs.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. Some of the states in which we own or operate casinos continue to experience budget shortfalls and, as a result, may increase gaming taxes to raise more revenue. We cannot determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

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

We have a significant amount of indebtedness. As of April 29, 2007, we had $1.4 billion of total debt outstanding.

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

•

causing our failure to comply with the financial and restrictive covenants contained in the indenture and agreements governing the 7% senior subordinated notes due 2014, the 9% senior subordinated notes due 2012, collectively the “notes”, our senior secured credit facility and our other indebtedness, which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;

•	placing us at a competitive disadvantage to our competitors who are not as highly leveraged; and

•	increasing our vulnerability to and limiting our ability to react to changing market conditions, changes in our industry and economic downturns.

Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations.

Despite our significant indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indenture and agreements governing the notes, our senior secured credit facility and our other indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future.

In addition, as of April 29, 2007, we had the capacity to issue additional indebtedness, including the ability to incur additional indebtedness under all of our lines of credit, of approximately $205.0 million, of which, $33.6 million related to the Isle Black-Hawk Senior Secured Credit Facility, $.4 million related to the Blue Chip Credit Facility and $171.0 million related to Senior Secured Credit Facility. Refer to Footnote 8, Long-Term Debt, for additional discussion on the Credit Facilities. Approximately $19.0 million of these lines of credit were used to support letters of credit. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility and the indentures governing our notes. The indenture governing our notes and our senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, related risks that we now face could increase.

Restrictive covenants in the agreements governing our indebtedness may prevent us from pursuing business strategies that could otherwise improve our results of operations.

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

We may not be able to successfully expand to new locations or recover our investment in new properties which would adversely affect our operations and available resources.

We regularly evaluate and pursue new gaming acquisition and development opportunities in existing and new gaming markets. To the extent that we elect to pursue any new gaming acquisition or development opportunity, our ability to benefit from our investment will depend on many factors, including:

•	our ability to successfully identify attractive acquisition and development opportunities;

•	our ability to successfully operate any developed or acquired properties;

•	our ability to attract and retain competent management and employees for the new locations;

•	our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number and subject to intense competition and;

•	the availability of adequate financing on acceptable terms.

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

If our key personnel leave us, our business could be adversely affected.

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

Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations. For example, as a result of hurricanes Katrina and Rita, we closed the Isle-Biloxi from August 28, 2005 to December 26, 2005 and the Isle-Lake Charles from September 22, 2005 to October 8, 2005. While our business interruption insurance provided sufficient coverage for those losses, we cannot be sure that the proceeds from any future claim will be sufficient to compensate us if one or more of our casinos experience a closure.

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

In the United Kingdom and the Bahamas, we are subject to certain additional risks, including difficulty in staffing and managing foreign subsidiary operations, foreign currency fluctuations, dependence on foreign economies, political issues, adverse tax consequences and uncertainty in regulatory reform in the United Kingdom. In addition, in the Bahamas current gaming regulation preclude residents from participating in gaming activities. Therefore, disruptions in tourism traffic due to issues such as increased costs and/or reduced availability of airline and other means of transportation and hotel accommodations can have an adverse impact in our gaming operations.

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

We could incur substantial expenses relating to the remediation of the material weaknesses in our internal control over financial reporting. Our efforts to remediate the remaining material weakness may take longer than anticipated and result in a continued material weaknesses in our system of internal control over financial reporting. The effectiveness of our internal control over financial reporting in the future could be impacted by a variety of factors, including faulty human judgment, simple errors, omissions or mistakes, and the possibility that any enhancements to disclosure controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to achieve and maintain effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information. This may cause us to fail to satisfy the reporting requirements with our lenders and give rise to an event of default or cause investors to lose confidence in our reported financial information. This may also have an adverse effect on the trading price of our common stock.

In addition to the foregoing, you should consider each of the factors set forth in this Annual Report in evaluating our business and our prospects. The factors described in our Part 1 Item 1A are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Isle-Lake Charles

We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This lease automatically renewed in March 2005 for five years and we have the option to renew it for sixteen additional terms of five years each. Subject to increases based on the Consumer Price Index (“CPI”) with a minimum of 10% and construction of hotel facilities on the property. We own two hotels in Lake Charles with a total of 493 rooms. Annual rent payments under the Isle-Lake Charles lease are approximately $1.7 million.

The Isle-Lula

We lease approximately 1,000 acres of land in Coahoma County, Mississippi and utilize approximately 50 acres in connection with the operations of the Isle-Lula. Unless terminated by us at an earlier date, the lease expires in 2033. Rent under the lease is currently 5.5% of gross gaming revenue as reported to the Mississippi Gaming Commission, plus $100,000 annually. We also own approximately 100 acres in Coahoma County, which may be utilized for future development.

The Isle-Biloxi

We lease the Biloxi berth from the Biloxi Port Commission at an annual rent of the greater of $500,000 or 1% of the gross gaming revenue net of state and local gaming taxes. The lease terminates on July 1, 2009 and we have the option to renew it for seven additional terms of five years each subject to increases based on the CPI, limited to 6% for each renewal period.

We lease the real estate upon which some of our land-based facilities, including the casino, are located from the City of Biloxi and the Mississippi Secretary of State at current annual rent of $561,800 per year, plus 3% of the Isle-Biloxi’s gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2009, but it is renewable at our option for five additional terms of five years each and a sixth option renewal term, concluding on January 31, 2034, subject to rent increases based on the CPI, limited to 6% for each renewal period.

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

In August 2002, we entered into a lease for two additional parcels of land adjoining the Isle-Biloxi and the hotel. On the parcel adjoining the Isle-Biloxi, we constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. We have constructed a 400-room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, we may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease was $4.4 million for the lease year ending July 31, 2006 and is estimated to be $4.0 million for lease year ending July 31, 2007. Such minimum rent to increase thereafter over time in accordance with a formula based on anticipated timing for completion of the hotel on top of the parking garage (or August 31, 2008, whichever occurs first), up to a minimum rent of $3.7 million. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

In connection with and pursuant to a settlement between the City of Biloxi and the State of Mississippi concerning the control and management of the area where the Isle-Biloxi is located, we also have agreed to pay the City of Biloxi’s lease obligations to the State of Mississippi for an agreed upon period of time. This amount is $500,000 per year, payable on June 30, subject to increases based on the CPI and decreases if there are other tenants of the subject property. This obligation ends after June 2018 but may be renewed for thirty years.

We have also entered into a joint venture arrangement to sublease a surface parking lot next to the Isle-Biloxi. Our portion of the annual rent under this lease is approximately $222,000. The current term is for five years expiring December 31, 2010, with a renewal option for an additional five-year term (under which our annual rent would increase based on a Consumer Price Index) extending the lease through December 31, 2015.

The Isle-Natchez

Through numerous lease agreements, we lease approximately 24 acres of land in Natchez, Mississippi that is used in connection with the operations of the Isle-Natchez. Unless terminated by us at an earlier date, the leases have varying expiration dates through 2037. Annual rent under the leases total approximately $1.0 million. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We own approximately 6 acres of property in Natchez, Mississippi, as well as, the property upon which our hotel is located.

The Isle-Kansas City

We lease approximately 28 acres from the Kansas City Port Authority in connection with the operation of the Isle-Kansas City facility. The term of the original lease was ten years and expired in October 2006 and was renewed for an additional five years. The lease includes seven additional five-year renewal options. The minimum lease payments are indexed to correspond to any rise or fall in the CPI, initially after the ten year term of the lease or August 21, 2007 and thereafter, at each five year renewal date. Rent under the lease currently is the greater of $2.6 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

The Isle-Boonville

We lease our casino site in Boonville pursuant to a lease agreement with the City of Boonville. Under the terms of agreement, we lease the site for a period of ninety-nine years. In lieu of rent, we are assessed additional amounts by the City of Boonville based on a 3.5% tax on gaming revenue, which we recognize as additional gaming taxes. We lease approximately 27 acres from the City of Boonville.

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

The Rhythm City-Davenport

Pursuant to various lease agreements, we lease approximately twelve acres of land in Davenport, Iowa used in connection with the operations of Rhythm City-Davenport. The aggregate annual rent on these leases is approximately $247,000 and they have varying expiration dates through 2022.

The Isle-Marquette

We lease the dock site in Marquette, Iowa that is used in connection with the operations of the Isle-Marquette. The lease expires in 2019, and annual rent under the lease is approximately $180,000, plus $0.50 per passenger, plus 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million. We also rent approximately five acres of land used for the employee parking lot that is a month-to-month rental of $833 and an easement related to an overhead pedestrian bridge and driveway that is an annual payments of approximately $6,300. We also own approximately twenty-five acres of land for the pavilion, hotel, satellite offices, warehouse, lots by the marina and other property.

The Isle-Waterloo

The casino occupies approximately 30 acres of land, which we own. We also entered into a one-year lease agreement for 18,915 sq. ft. of warehouse space. Rent under this lease is currently $4,650 per month.

The Isle-Black Hawk

Through our 57% ownership interest in Isle-Black Hawk, we own approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with the Isle-Black Hawk. The property leases an additional parcel of land adjoining the Isle of Capri Black Hawk where the Kitts restaurant and Colorado Central Station Hotel/Parking is located. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is approximately $1.7 million indexed to correspond to any rise or fall in the CPI at one-year intervals, not to exceed a 3% increase or decrease from the previous year’s rate.

The Colorado Central Station-Black Hawk

Through our 57% ownership interest in Isle-Black Hawk and its wholly owned subsidiary, Colorado Central Station-Black Hawk, we own or lease approximately 7.1 acres of land in Black Hawk, Colorado for use in connection with the Colorado Central Station-Black Hawk. The property leases an additional parcel of land near the Colorado Central Station-Black Hawk for parking. This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding August 2094. Annual rent is approximately $576,000 and renewals are subject to 20% rent increases over the rate of the previous term.

The Isle-Pompano

We own approximately 223 acres at the Isle—Pompano.

The Isle-Our Lucaya

We lease the casino at Our-Lucaya under the terms of a two-year lease which commenced June 1, 2007. However, beginning in October 2007 the lease may be terminated by either party with six months notice. Annual rental payments under the lease are currently $1.9 million.

Blue Chip-Dudley

Through our two-thirds ownership interest in Blue Chip, plc, we own the 15,000 square-foot building used for the Blue Chip-Dudley casino operation. We also own an 8,000 square-foot parking area for the casino.

Blue Chip-Wolverhampton

Through our two-thirds ownership interest in Blue Chip, plc, we own the 15,000 square-foot building used for the Blue Chip-Wolverhampton casino operation. We also own a 2,000 square foot parking area for the casino.

Coventry

We entered into a twenty-five year lease agreement during fiscal 2004 to lease approximately 120,000 square feet for a new casino (which was still under construction at fiscal year end 2007 and which opened in July 2007) in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, owned, and operated by a non-affiliated entity and began operations in August 2005. Due to certain structural elements installed during the construction of the space being leased and certain prepaid lease payments made by us, we are required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”, even though we do not own these assets and do not participate in or control the operations of the convention center.

Other

We own all of the riverboats and barges utilized at our facilities. We also own or lease all of our gaming and non-gaming equipment.

We lease our corporate offices in Creve Coeur, Missouri, Biloxi, Mississippi, and Boca Raton, Florida.

We own additional property and have various property leases and options to either lease or purchase property that are not directly related to our existing operations and that may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects, including our proposed development in west Harrison County, Mississippi.

ITEM 3. LEGAL PROCEEDINGS.

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.9 million as of April 29, 2007 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for the hearing on the merits. We are awaiting a decision following that hearing. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended April 29, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

i.	Market Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “ISLE”. The following table presents the high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated.

	High	Low
Fiscal Year Ending April 27, 2008
First Quarter (through July 22, 2007)	$25.56	$22.06

Fiscal Year Ending April 29, 2007
Fourth Quarter	$29.07	$24.70
Third Quarter	31.30	24.44
Second Quarter	25.25	19.30
First Quarter	33.01	23.32

Fiscal Year Ended April 30, 2006
Fourth Quarter	$33.93	$27.70
Third Quarter	28.76	20.30
Second Quarter	28.67	19.48
First Quarter	28.87	22.60

ii.	Holders of Common Stock. As of July 22, 2007, there were approximately 1,462 holders of record of our common stock.

iii.	Dividends. We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of our company. In addition, our senior secured credit facility and the indentures governing our 7% senior subordinated notes and our 9% senior subordinated notes limit our ability to pay dividends. See “Item 8-Financial Statements and Supplementary Data-Isle of Capri Casinos, Inc.-Notes to Consolidated Financial Statements—Note 7.” Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See “Item 1-Business-Regulation and Licensing.”

iv.	Equity Compensation Plans. The following table provides information about securities authorized for issuance under our 1992, 1993 and 2000 Employee Stock Option Plans, and our Deferred Bonus Plan, for the fiscal year ended April 29, 2007.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,957,073	$17.96	771,788
Equity compensation plans not approved by security holders	—	—	—

Total	2,957,073	$17.96	771,788

(b)	Issuance of Unregistered Securities

None.

(c)	Purchases of our Common Stock

The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
January 29, 2007 to February 25, 2007	—	$—	—	1,365,181
February 26, 2006 to April 1, 2007	101,191	24.82	101,191	1,263,990
April 2, 2007 to April 29, 2007	90,396	25.87	90,396	1,173,594

Total	191,587		191,587	1,173,594

(1)	We have purchased our common stock under two separate repurchase programs. The first program, which allowed repurchase of up to 1,500,000 shares was announced on November 15, 2000, and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001. The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. On October 7, 2005 the board also approved the repurchase of an additional 1,500,000 shares. To date, we have purchased 4,826,406 shares of our common stock under the two programs. These programs have no approved dollar amounts, nor expiration dates.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth in this Item 6 for fiscal year 2006 and prior years have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended April 30, 2006, originally filed with the SEC on July 14, 2006. The following selected financial data should be read in conjunction with our restated financial statements and the related Notes to Consolidated Financial Statements contained elsewhere within this document, particularly Note 2.

		Fiscal Year Ended (1)
	April 29, 2007	April 30, 2006	April 24, 2005	April 25, 2004	April 27, 2003
		(Restated)	(Restated)	(Restated)	(Restated)
	(dollars in millions, except per share data)
Statement of Operations Data:
Revenues:
Casino	$1,015.6	$1,004.1	$957.6	$948.9	$878.6
Rooms	49.6	37.0	33.1	33.4	38.9
Pari-mutuel commissions and fees	20.0	20.5	20.1	20.3	23.9
Food, beverage and other	130.6	125.9	124.9	120.3	117.3

Gross revenues	1,215.9	1,187.5	1,135.6	1,122.9	1,058.6
Less promotional allowances	214.5	200.2	188.3	183.4	166.3

Net revenues	1,001.4	987.4	947.3	939.5	892.3
Operating expenses:
Casino	160.4	152.5	157.3	152.3	151.9
Gaming taxes	210.4	219.4	215.1	208.3	192.9
Rooms	9.8	8.5	7.5	7.5	9.3
Pari-mutuel	15.3	16.1	15.5	15.4	16.9
Food, beverage and other	32.3	31.5	29.9	26.6	28.7
Marine and facilities	62.7	58.2	56.7	54.4	54.3
Marketing and administrative	323.2	297.5	277.5	262.5	239.7
Valuation and other charges	8.5	13.4	4.1	—	1.9
Hurricane related charges, net	—	4.8	—	—	—
Preopening	13.6	0.3	0.2	2.3	—
Depreciation and amortization	99.5	88.8	80.5	76.9	66.2

Total operating expenses	935.6	890.9	844.3	806.2	761.7

Operating income	65.8	96.5	103.0	133.3	130.5
Interest expense	(89.2)	(76.3)	(65.0)	(69.8)	(64.1)
Interest income	7.5	2.7	1.6	0.5	0.4
Loss on early extinguishment of debt	—	(2.1)	(5.3)	(14.1)	—

Income (loss) from continuing operations before income taxes and minority interest	(15.9)	20.7	34.3	49.8	66.8
Income tax provision	(1.9)	(5.6)	(11.3)	(12.4)	(22.0)
Minority interest	(3.6)	(6.5)	(5.4)	(10.0)	(9.4)

Income (loss) from continuing operations	(21.3)	8.6	17.6	27.4	35.3
Income from discontinued operations, net of income taxes	16.7	10.2	2.2	0.2	7.3

Net income (loss)	$(4.6)	$18.9	$19.7	$27.7	$42.7

Income per common share:
Basic
Income (loss) from continuing operations	$(0.70)	$0.29	$0.59	$0.93	$1.22
Income from discontinued operations	0.55	0.34	0.07	0.01	0.25

Net Income (Loss)	$(0.15)	$0.63	$0.66	$0.94	$1.47

Diluted
Income (loss) from continuing operations	$(0.70)	$0.28	$0.57	$0.90	$1.16
Income from discontinued operations	0.55	0.32	0.07	0.01	0.24

Net Income (Loss)	$(0.15)	$0.60	$0.64	$0.91	$1.40

		Fiscal Year Ended (1)
	April 29, 2007	April 30, 2006	April 24, 2005	April 25, 2004	April 27, 2003
		(Restated)	(Restated)	(Restated)	(Restated)
	(dollars in millions, except per share data)
Other Data:
Net cash provided by (used in):
Operating activities	$74.0	$99.9	$169.6	$174.0	$139.0
Investing activities	$(200.4)	$(189.6)	$(213.6)	$(159.9)	$(127.5)
Financing activities	$193.5	$64.9	$55.4	$25.8	$6.4
Capital expenditures*	$451.4	$224.4	$187.9	$151.6	$58.4
Operating Data:
Number of slot machines (2)	14,484	12,875	12,672	12,702	11,665
Number of table games (2)	440	483	485	398	283
Number of hotel rooms (2)	2,672	2,652	2,129	2,082	2,198
Average daily occupancy rate (3)	79.2%	81.7%	84.8%	83.7%	78.1%
Balance Sheet Data:
Cash and cash equivalents	$188.1	$121.0	$146.5	$134.6	$94.6
Total assets	$2,075.7	$1,877.7	$1,735.5	$1,547.6	$1,422.1
Long-term debt, including current portion	$1,418.0	$1,219.1	$1,153.8	$1,086.5	$1,025.6
Stockholders’ equity	$281.8	$280.2	$260.1	$238.3	$200.5

*	Excludes: destroyed Isle-Biloxi casino barge of $7.4 million in fiscal 2005 and $36.8 million in fiscal 2006, and Isle-Biloxi temporary casino of $37.9 million in fiscal 2006 and discontinued operations of Isle-Vicksburg and Isle-Bossier City

(1)	The operating results and data from continuing operations presented for fiscal years prior to fiscal year 2005 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Our Lucaya, which we opened on December 15, 2003, the Blue Chip-Dudley, which we acquired on November 28, 2003, the Blue Chip-Wolverhampton, which we opened on April 22, 2004, and the Blue Chip-Walsall, which we opened on September 23, 2004. We also ceased operations at the Lady Luck-Las Vegas on September 3, 2003. The results of fiscal years 2002-2006 have been reclassified to reflect the Isle-Bossier City, Isle-Vicksburg and Colorado Grande-Cripple Creek as discontinued operations.

(2)	The data presented for fiscal years prior to 2003 is not comparable to other fiscal years presented due to the exclusion of the 223 Colorado Grande-Cripple Creek slot machines, 767 Isle-Vicksburg slot machines, and 1,090 Isle-Bossier City slot machines due to discontinued operations. The results of fiscal years 2002-2006 have been reclassified to reflect the Isle-Bossier City, Isle-Vicksburg and Colorado Grande-Cripple Creek as discontinued operations.

(3)	The data presented for fiscal years prior to 2003 is not comparable to other fiscal years presented due to the exclusion of the 227 Isle-Tunica, 792 Lady Luck-Las Vegas hotel rooms, 4 Colorado Grande-Cripple Creek hotel rooms, 122 Isle-Vicksburg hotel rooms, and 530 Isle-Bossier City hotel rooms. The results of fiscal years 2002-2006 have been reclassified to reflect the Isle-Bossier City, Isle-Vicksburg and Colorado Grande-Cripple Creek as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the financial statements, including the related notes and the other financial information in this Form 10-K.

Restatement

RESTATEMENT OVERVIEW

During the course of the Company’s third quarterly review of fiscal year 2007, management and the Company’s independent registered public accounting firm identified issues that, when corrected, had a material effect upon the Company’s previously issued financial statements. Therefore, the Company announced it would restate its financial results for the fiscal year ended April 30, 2006 and prior years, the quarterly results for fiscal 2006, and the first two quarters of fiscal 2007.

On April 18, 2007, the Company filed quarterly results for the three and nine months ended January 28, 2007 (“First Restatement”). That interim filing, which was not reviewed by the Company’s independent registered public accounting firm, contained all of the restatement items that the Company was aware of at the time of filing of the document, however the Company subsequently discovered additional errors which required restatement. As a result, the Company announced on June 19, 2007, that it would restate its financial statements for the third quarter ended January 28, 2007 and further restate financial statements for prior periods (“Second Restatement”). The Company filed its restated financial statements for the third quarter ended January 28, 2007 on July 25, 2007.

The financial statements presented herein reflect all restatement items, including those items which were presented in the Company’s quarterly filing for the three and nine months ended January 28, 2007 filed on April 18, 2007 and the additional restatement findings identified subsequent to the filing of that document as noted above. As such, the Company presents the cumulative effect of all restatement items compared to the originally filed financial statements for the fiscal years ended April 30, 2006 and April 24, 2005.

The cumulative effect of all restatement adjustments through April 30, 2006 and April 24, 2005 on the Company’s consolidated balance sheets was a $5.4 million decrease and $5.3 million decrease to retained earnings, respectively; a $3.0 million increase and $4.0 million increase to additional paid-in-capital, respectively; and a $2.4 million decrease and $1.3 million decrease to stockholders’ equity, respectively. For the fiscal years ended April 30, 2006 and April 24, 2005, these adjustments decreased net income by $0.1 million and increased net income by $1.7 million, respectively.

The restatement adjustments primarily relate to the following items (the cumulative effect of each adjustment item is presented for the periods through April 30, 2006 and April 24, 2005):

•

Accounting for the lease of the Company’s new casino space in Coventry, England in accordance with Emerging Issue Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), which cumulatively decreased retained earnings by $2.4 million and $0.3 million, respectively;

•

Accounting for leases with rent escalation and rent holiday clauses on a straight-line basis at several properties, which resulted in a decrease to retained earnings of $2.5 million and $2.4 million, respectively;

•	Correction of accounting errors at the Company’s 66 2/3% owned Blue Chip Casinos plc subsidiary in England which cumulatively reduced retained earnings by $1.7 million and $1.4 million, respectively;

•

Adjustments to the calculation of the gain on the sale of the Isle-Bossier City in the second quarter of fiscal 2007, related to the proper allocation of certain intangible assets, which had no effect on retained earnings as of April 30, 2006 and April 24, 2005;

•

Amortization of certain intangible assets (primarily related to Lady Luck customer lists, Biloxi berthing rights and the Waterloo gaming license) which cumulatively reduced retained earnings by $5.4 million and $4.8 million, respectively;

•

Correction of various tax accounting issues which cumulatively increased retained earnings by $4.7 million and $3.8 million, respectively; and increased additional paid-in capital by $3.0 million and $4.0 million, respectively.

Additionally, as part of the restatement process, the Company has made correcting adjustments for other miscellaneous items. Refer to Note 2 to the Consolidated Financial Statements for a detailed discussion of all significant restatement adjustments.

This Form 10-K amends the following items set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended April 30, 2006 and April 24, 2005:

•

Part II. Item 8 (Financial Statements and Supplementary Data) to reflect changes to the Company’s financial statements and notes thereto, including changes to the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows, and the addition of Note 2 to the Consolidated Financial Statements (“Restatement”), as well as other Notes which present restated financial information.

•

Part II. Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect the changes to Executive Overview, Results of Operations, Liquidity and Capital Resources, and Contractual Obligations and Commercial Commitments.

•	Part II. Item 9A (Controls and Procedures) to reflect changes to the disclosure of the internal control impact.

The Company has not amended its Annual Reports on Form 10-K for the fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004 or the Quarterly Reports on Form 10-Q for the periods affected by the restatement (other than the Form 10-Q/A filed on July 25, 2007 discussed above). The information that has been previously filed or otherwise reported for the periods prior to October 29, 2006 is superseded by the information in this Annual Report on Form 10-K and the financial statements and related financial information contained in such reports should no longer be relied upon.

Furthermore, all notes to the consolidated financial statements should be read in their entirety when reading these financial statements because they materially impact the ability to understand the historical financial information presented regarding the Company.

26.1

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado, Florida, and internationally in Coventry, England and Freeport, Grand Bahama Island. We also operate a harness racing track in Florida. Additionally, we have a controlling interest and manage two pub-style casinos in Dudley and Wolverhampton, England.

26.2

The following discussion includes results only from our continuing operations.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	Variance $	Variance %
		(Restated)
Net revenues:
Mississippi	$271,757	$232,656	$39,101	16.8%
Lousiana	170,751	161,912	8,839	5.5%
Missouri	163,425	162,528	897	0.6%
Iowa	185,775	208,697	(22,922)	(11.0)%
Colorado	153,718	163,412	(9,694)	(5.9)%
International	25,675	33,570	(7,895)	(23.5)%
Corporate and other	30,293	24,584	5,709	23.2%

Total net revenues	$1,001,394	$987,359	$14,035	1.4%

Operating income:
Mississippi	$40,570	$52,462	$(11,892)	(22.7)%
Lousiana	22,079	19,952	2,127	10.7%
Missouri	25,142	27,342	(2,200)	(8.0)%
Iowa	30,016	41,179	(11,163)	(27.1)%
Colorado	27,894	36,132	(8,238)	(22.8)%
International	4,910	(13,175)	18,085	137.3%
Corporate and other	(84,785)	(67,420)	(17,365)	(25.8)%

Operating income	$65,826	$96,472	$(30,646)	(31.8)%

Note:	Excludes Isle-Vicksburg, Isle-Bossier City and Colorado Grande-Cripple Creek which have been classified as discontinued operations

In Mississippi, our three continuing operations contributed $271.8 million, or 27.1%, of our net revenues during the fiscal year ended April 29, 2007. Net revenues increased $39.1 million and operating income decreased $11.9 million compared to the prior fiscal year. The primary reason for the increase in revenues was due to the Isle-Biloxi being closed for approximately four months during fiscal 2006 due to Hurricane Katrina. Operating income decreased primarily due to a $7.8 million goodwill valuation impairment charge recorded at Isle-Lula and increased competition along the Mississippi Gulf Coast compared to limited competition in late fiscal 2006 due to closures of our competitors related to Hurricane Katrina.

In Louisiana, the Isle-Lake Charles contributed $170.8 million, or 17.1%, of our net revenues during the fiscal year ended April 29, 2007. Net revenues and operating income increased $8.8 million and $2.1 million, respectively, over the prior fiscal year. Isle-Lake Charles experienced an increase in net revenues and operating income, compared to the prior year, due to the prior year closure as a result of Hurricane Rita.

In Missouri, our two properties contributed $163.4 million, or 16.3%, of our net revenues during the fiscal year ended April 29, 2007. Net revenues increased $0.9 million and operating income decreased $2.2 million. Isle-Kansas City’s net revenues and operating income were down due to increased competition related to the completion of competitors’ expansion projects in the market. Isle-Boonville’s net revenues and operating income increased due to an increase in marketing efforts and the opening of a new hotel.

In Iowa, our three casinos contributed $185.8 million, or 18.6%, of our net revenues during the fiscal year ended April 29, 2007. Net revenues and operating income decreased $22.9 million and $11.2 million, respectively, primarily due to increased competition in certain feeder markets in which we operate.

In Colorado, our two Black Hawk properties contributed $153.7 million, or 15.4%, of our net revenues during the fiscal year ended April 29, 2007. Net revenues and operating income decreased $9.7 million and $8.2 million, respectively, over the prior fiscal year. The decrease in net revenues and operating income is primarily due to increased competition related to the opening or expansion of certain competitors, severe weather conditions during the winter and disruption on the Colorado Central Station gaming floor as it was redesigned for wider aisles and the implementation of 100% ticketing capabilities on slots.

In our international locations, we experienced a decrease in net revenues of $7.9 million. While operating income increased $18.1 million. This decrease in net revenues is primarily attributable to decreased marketing efforts as we were preparing to exit our Isle-Our Lucaya operation. The increase in operating income is primarily a result of an agreement on gaming taxes to be paid and marketing subsidies to be received at Isle-Our Lucaya. Additionally, certain exit costs expensed in the prior year have been reversed in the fourth quarter of fiscal 2007 as we have reversed our decision to exit the property. Moreover, the prior year included $13.4 million of goodwill and fixed asset impairment and other charges related to Isle-Our Lucaya and Blue Chip operations in the United Kingdom.

In corporate and other, we experienced an increase in costs of $17.4 million as compared to fiscal year 2006 related primarily to preopening expenses, related to Isle-Pompano, Isle-Waterloo and Isle-Coventry, which increased $13.3 million compared to fiscal year 2006, $4.4 million of increased expenses associated with the move of our corporate headquarters to Saint Louis, Missouri, $5.6 million of new stock compensation expense, offset by a $4.6 million decrease in legal and other professional services.

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

Goodwill and Other Intangible Assets

At April 29, 2007, we had goodwill and other intangible assets with indefinite useful lives of $297.3 million, representing 14.3% of total assets. Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and other intangible assets below their carrying value. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

During the fourth quarter of fiscal 2007, we engaged an independent third party valuation firm to conduct the annual impairment testing of goodwill and other intangibles under SFAS 142. Through testing using the discounted cash flow method, it was determined that the Isle-Lula was at a carrying value at excess of its fair value. As a result, the Company has recorded a $7.8 million write-down of goodwill at the Isle-Lula as of April 29, 2007.

Property and Equipment

At April 29, 2007, we had property and equipment, net of accumulated depreciation of $1,338.6 million, representing 64.5% of total assets, which included $53.2 million related to Arena Coventry Convention Center. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Costs incurred in connection with our “other capital improvements,” program, as detailed in the “Liquidity and Capital Resources” section below, include individual capital expenditures related to the purchase of furniture and equipment and to the upgrade of hotel rooms, restaurants and other areas of our properties. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property and equipment, we make assumptions regarding future cash flows and residual values. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Self-Insurance Liabilities

We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers’ compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue a discounted estimate for workers’ compensation insurance and general liabilities based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 6% at April 29, 2007 and April 30, 2006. We rely on independent consultants to assist in the determination of estimated accruals. While the total cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments.

Insurance Accounting

We have insurance coverage related to damage from three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes. The total amount of impairments, losses recognized and expenses incurred of $163.5 million has been recorded in the accompanying statement of operations as “Hurricane related charges, net” and have been offset by the amount of $158.7 million, which is the amount we believe is probable to be collected from our insurance carriers under our policy coverages. The remaining amount of $4.8 million represents our deductible portion of our claims. We believe we will receive proceeds from our insurance carriers related to all four types of losses we have sustained, and through April 29, 2007 have received advances of $102.7 million. When we and our insurance carriers agree on the final amount of the insurance proceeds we are entitled to, we will also record any related gain in this account. Our insurance policies also provide coverage for the loss of profits caused by the storms. Any lost profit recoveries will be recognized when agreed to with our insurance carriers and will be reflected in the related properties’ revenues.

Income Tax Assets and Liabilities

We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under Statements of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109), whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets, including net operating losses, when we believe that we will be unable to utilize the benefits of those assets on our tax returns. Changes to the valuation allowance are recorded in the period when we revise our estimate of the recoverability of the related deferred assets. As indicated in Note 20, we have provided a valuation allowance for certain state net operating losses (“NOLs”), and other deferred tax assets as of April 29, 2007 and April 30, 2006. Other than these exceptions, we are unaware of any circumstances that would cause the remaining deferred tax assets to not be realizable.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, we do not take such positions unless we have “substantial authority” to do so under the Internal Revenue Code and applicable regulations. We may take positions on our tax returns based on substantial authority that are not ultimately accepted by the IRS or other taxing authorities. We assess such potential unfavorable outcomes based on the criteria of Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS No. 5). We establish a tax reserve if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. We assess the potential outcomes of tax uncertainties on a quarterly basis. In determining whether the probable criterion of SFAS No. 5 is met, we presume that the taxing authority will focus on the exposure and we assess the probable outcome of a particular issue based upon the relevant legal and technical merits. We also apply our judgment regarding the potential actions by the tax authorities and resolution through the settlement process. We maintain required tax reserves until such time as the underlying issue is resolved.

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

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events, such as a change in our marketing strategy or new competition, could result in a change in the value of the awards.

Stock Based Compensation

For periods prior to May 1, 2006, we applied the recognition and measurement principles of Accounting Practices Board (APB) 25 and related Interpretations in accounting for our three stock-based employee compensation plans. No stock-based employee compensation expense was reflected in net income related to stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We recognized a tax benefit from the exercise of certain stock options.

Effective May 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method, thus, results for the prior period have not been restated. The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. As of April 29, 2007, there was $8.2 million in unrecognized stock compensation costs that we will expense over the remaining vesting period, approximately 5.0 years with a weighted average period of 3.3 years.

New Development Projects and Pre-opening costs

We pursue development opportunities for new gaming facilities in our ongoing efforts to grow and develop the Company. Projects that have not yet been deemed as probable to reach completion because they have not yet met certain conditions, including receipt of sufficient regulatory approvals, site control or related permits and or probable financing are considered by us to be in the development stage. In accordance with Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”), all costs related to projects in the development stage are recorded as an expense of new development at the corporate level and recorded on the income statement in the operating expense line item “Marketing & administrative”. The only exceptions to this are for items, which a future value is probable regardless of the project’s outcome, such as the purchase of an automobile or a refundable deposit, which could be used for another project or elsewhere within the Company.

Once a development project has received sufficient regulatory approval and permits, site control and related permits and has deemed that financing is probable, it is deemed to be an approved project. For approved projects, certain eligible costs related to approved projects are capitalized, in accordance with Statement of Financial Accounting Standards No. 67 (“SFAS 67”) “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, which are classified under the line item “Property and equipment, net” on the balance sheet. Costs that are not capital in nature but either retain value or represent future liability, such as refundable utility deposits or a note payable, receive the appropriate balance sheet treatment. All costs that are neither eligible for capitalization nor eligible for other balance sheet treatment, such as payroll, advertising, utilities and travel, are recorded as operating expenses when incurred and reported under the line item “Preopening”.

Results of Operations

Our results of operations for the fiscal years ended April 29, 2007, April 30, 2006 and April 24, 2005 reflect the consolidated operations of all of our subsidiaries and include the following properties: the Isle-Lake Charles, the Isle-Biloxi, the Isle-Lula, the Isle-Natchez, the Isle-Kansas City, the Isle-Boonville, the Isle-Bettendorf, the Isle-Marquette, the Rhythm City-Davenport, the Isle-Black Hawk, the Colorado Central Station-Black Hawk, the Isle-Our Lucaya, the Blue Chip-Dudley, the Blue Chip-Wolverhampton, and Pompano Park. Fiscal 2007, 2006 and 2005 results have been reclassified to reflect the Isle-Vicksburg and the Isle-Bossier City which were sold on July 31, 2006 and Colorado Grande-Cripple Creek which was sold on April 25, 2005 as discontinued operations.

Our fiscal year ends on the last Sunday in April. This fiscal year convention creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. The fiscal year ended April 29, 2007 was a 52-week year, the fiscal year ended April 30, 2006 was a 53-week year, with the extra week captured in the fourth fiscal quarter, and the fiscal year ended April 24, 2005 was a 52-week year.

We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets, as new gaming facilities open and existing gaming facilities expand or enhance their facilities. We believe that our operating results may be materially affected by the economy and weather.

Fiscal Year Ended April 29, 2007 Compared to Fiscal Year Ended April 30, 2006

We have restated our consolidated financial statements for the fiscal years ended April 30, 2006 and April 24, 2005, and the quarterly results for the fiscal year 2007 and 2006. All adjustments have been recorded in the respective periods in which the events occurred, and all financial information including their tax impact contained in these consolidated financial statements gives effect to this restatement. For further discussion see Note 2 to the consolidated financial statements.

Gross revenues for the fiscal year ended April 29, 2007 were $1.2 billion, which included $1.0 billion of casino revenue, $49.6 million of room revenue, $20.0 million of pari-mutuel commissions, $112.4 million of food and beverage revenue and $18.2 million of other revenue. This compares to gross revenues for the fiscal year ended April 30, 2006 of $1.2 billion, which included $1.0 billion of casino revenue, $37.0 million of room revenue, $20.5 million of pari-mutuel commissions and $107.6 million of food and beverage and $18.3 million of other revenue.

Casino revenue increased 1.1% in fiscal year 2007 compared to fiscal year 2006. We experienced an increase in casino revenues at Isle-Biloxi due to limited competition in the Biloxi market in the early part of the current fiscal year and our prior year four month closure due to Hurricane Katrina. Similarly, the Isle-Lake Charles experienced an increase in casino revenues from the prior year due to closure during fiscal 2006 for 16 days resulting from Hurricane Rita and the closure of a competitor in the market. The Isle-Boonville’s casino revenues increased as compared to the 2006 fiscal year due to increased gaming patrons who we believe were attracted by the opening of the new hotel. Also, casino revenues at the Isle-Pompano increased due to the opening of the new casino and increased marketing efforts. These increases were offset by decreases in casino revenues at other properties including decreases at the Colorado and Iowa properties and the Isle-Kansas City in each case primarily due to increased competition and in some cases severe weather in the 2007 fiscal year as compared to 2006. Casino revenues were also down at the Isle-Our Lucaya primarily due to a decline in tourists on the island and reduced marketing spending as we had been preparing to close this operation. The Isle-Natchez saw a decrease in revenues in 2007 as compared to 2006, mostly due to the from the re-opening of casinos on the Mississippi Gulf Coast following the hurricanes.

Room revenue increased 34.0% in fiscal year 2007 compared to fiscal year 2006 primarily resulting from the increased capacity at the Isle-Biloxi, the Isle-Black Hawk, and the new hotel at the Isle-Boonville. Pari-mutuel commissions and fees earned at Pompano Park in Florida for the fiscal year decreased 2.6% compared to the prior year. Food, beverage and other revenues increased by 4.5% primarily attributable to an increase at Isle-Biloxi resulting from its prior year four month closure and limited competition in the market during the early part of the current fiscal year.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by 7.1% in fiscal year 2007 compared to fiscal year 2006 primarily due to increased marketing efforts to address heightened competition in several of our markets.

Casino operating expenses increased 5.1% in fiscal year 2007 over fiscal year 2006. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. This increase was primarily due to the Isle-Biloxi’s operating costs increase related to increased gaming volumes over the prior year and the opening of additional gaming space in the current year.

State and local gaming taxes decreased by 4.1% in fiscal year 2007 compared to fiscal year 2006 primarily due to a reduction in the tax rate extending back to December 2003 as part of the agreement with the government to keep the Isle-Our Lucaya property operational. This decrease was partially offset by increases in gaming revenues and therefore gaming taxes mainly, which principally occured at the Isle-Biloxi.

Room expenses increased 15.9% in fiscal year 2007 compared to fiscal year 2006. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was primarily due to Isle-Biloxi and Isle-Lake Charles having been closed for a portion of the prior year due to hurricanes, the new hotel at Isle-Boonville and the hotel expansion at Isle-Black Hawk.

Pari-mutuel operating costs of Pompano Park in Florida decreased 4.4% in fiscal year 2007 compared to fiscal year 2006. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, beverage and other expenses increased 1.9% in fiscal year 2007 as compared to fiscal year 2006. Food and beverage expenses as a percentage of gross food and beverage revenues decreased from 25.3% for fiscal year 2006, to 24.7% for the fiscal year 2007. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. The improved margin percentage relates to continuing cost control efforts. These gross expenses increased primarily due to increased food and beverage revenues in fiscal 2007 caused by Isle-Biloxi being closed for four months in fiscal year 2006 due to Hurricane Katrina, which was offset by decreased expenses at the Colorado and Iowa properties as a result of decreased food and beverage sales due to increased competition in those markets.

Marine and facilities expenses increased 7.7% in fiscal year 2007 compared to fiscal year 2006. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to closure of Isle-Biloxi in the prior year due to Hurricane Katrina, the closure of the Isle-Lake Charles in fiscal year 2006 due to Hurricane Rita and expanded facilities at Pompano Park in Florida.

Marketing expenses increased 2.2% in fiscal year 2007 compared to fiscal year 2006. The increase in marketing expenses is primarily related to increased revenues and increased marketing efforts to address increased competition in several of our markets. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses increased 10.7% in fiscal year 2007 over fiscal year 2006. These expenses include administration and human resource department expenses, rent, new development activities, professional fees, insurance and property taxes. The increase is due primarily to the closure of the Isle-Biloxi in the fiscal year 2006 due to Hurricane Katrina, the closure of Isle-Lake Charles in fiscal year 2006 due to Hurricane Rita, increased property insurance expense at all of our properties, stock compensation expense, and, corporate relocation expense.

We recorded valuation charges in fiscal year 2007 of $8.5 million relating primarily to goodwill impairment at Isle-Lula of $7.8 million and due to an asset impairment charge on real property at Blue Chip of $0.7 million. In fiscal year 2006 we recorded valuation charges at Isle-Our Lucaya of $3.6 million due to the change in expected cash flows resulting from our previous decision to close the casino. Subsequently, in April 2007, our Board of Directors approved agreements with its landlord and the Government of the Bahamas, which allowed the casino to remain open; however, the impairment charge was not reversed in 2007. Additionally in fiscal year 2006, we recorded valuation charges of $8.9 million related to adverse market conditions on expected cash flows of the Blue Chip Casinos plc operations in the United Kingdom.

We recorded hurricane related charges of $4.8 million in fiscal year 2006 incurred primarily due to the impact of Hurricanes Katrina and Rita in that year.

Preopening expense increased $13.3 million in fiscal year 2007. The increased expense is primarily related to expenses incurred in the development and opening of our new facilities at Isle-Pompano, Isle-Coventry and Isle-Waterloo.

Depreciation expense increased by 12.0% in fiscal year 2007 compared to fiscal year 2006. Depreciation has increased primarily due to new property additions at our Colorado and the Isle-Biloxi properties and the new hotel at the Isle-Boonville, as well as, additional depreciation for the capitalization of the Coventry Arena Convention Center.

Net interest expense increased 10.9% in fiscal year 2007 compared with fiscal year 2006. This is attributable to higher interest rates and higher debt balances on our senior secured credit facility and the allocation of a portion of net interest expense related to discontinued operations to the income statement line item Income from discontinued operations, net of income taxes for the entire fiscal year 2006 compared to only the first quarter of fiscal 2007.

Our effective tax rate from continuing operations was (12.0)% for the fiscal year ended April 29, 2007, compared to 27.1% for fiscal year ended April 30, 2006, which, in each case, excludes our joint venture partner’s portion of the Colorado Central Station-Black Hawk income taxes. The primary drivers for the difference between the Company’s effective tax rate and the statutory tax rates were permanent differences from non-deductible expenses, goodwill impairment charges, employment tax credits, international operations, taxes related to minority interests, restatement changes to deferred tax balances and qualified stock option expenses that are not deductible.

Fiscal Year Ended April 30, 2006 Compared to Fiscal Year Ended April 24, 2005

We have restated our financial statements for the first, second, and third quarters of fiscal year 2007, the fiscal years ended April 30, 2006 and April 24, 2005, and the quarterly results for the fiscal year 2006. All tax adjustments have been recorded in the respective periods in which the events occurred, and all financial information contained in these consolidated financial statements gives effect to this restatement. For further discussion see Note 2 to the consolidated financial statements.

Gross revenues for the fiscal year ended April 30, 2006 were $1.2 billion, which included $1.0 billion of casino revenue, $37.0 million of room revenue, $20.5 million of pari-mutuel commissions, $107.6 million of food and beverage revenue and $18.3 million of other revenue. This compares to gross revenues for the fiscal year ended April 24, 2005 of $1.1 billion, which included $957.6 million of casino revenue, $33.1 million of room revenue, $20.1 million of pari-mutuel commissions, $106.2 million of food and beverage revenue and $18.7 million of other revenue.

Casino revenue increased 4.9% in fiscal year 2006 compared to fiscal year 2005. We saw an increase in casino revenues at our Mississippi properties due to Isle-Biloxi’s limited competition following re-opening as a result of Hurricane Katrina and upgraded land-based casino, effects of population growth in the Isle-Natchez market because of hurricane relocations and an improved marketing program at Isle-Lula. Likewise, casino revenues increased at our Colorado casinos due to the completion of the expansion projects. Isle-Lake Charles saw a decline in casino revenues as compared to the 2006 fiscal year due to the entry of a new competitor and the disruptions caused by Hurricane Rita. Our Iowa properties saw flat casino revenues. The Isle-Kansas City saw a drop in revenues due to decreased patron count caused by completion of competitors’ expansion projects in the market. Isle-Booneville casino revenues increased due to an increase in marketing efforts. Our international operations, which account for a small percentage of our gaming revenues, saw an increase in casino revenues primarily due to a decrease in hurricane disruptions at the Isle-Our Lucaya during fiscal year 2006.

Room revenue increased 11.8% in fiscal year 2006 compared to fiscal year 2005 primarily as a result of the additional capacity at the Isle-Biloxi. Pari-mutuel commissions and fees earned at Pompano Park in Florida for the fiscal year increased 2.2% compared to prior year. Food, beverage and other revenues increased by 1.3%.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers and incentives given to both existing and potential customers to encourage future patronage at our properties. These allowances increased by 6.3% in fiscal year 2006 compared to fiscal year 2005 as we increased our direct mail efforts to promote play and due to the addition of Isle Play at our Mississippi properties.

Casino operating expenses decreased 3.0% in fiscal year 2006 over fiscal year 2005. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses have decreased despite an increase in casino revenue primarily due to temporary closures of operations in Biloxi, Lake Charles and Pompano caused by hurricanes in fiscal 2006 and certain operating costs at these properties being offset with expected insurance recoveries related to the closures. For further discussion, see footnote 14 to the consolidated financial statements.

State and local gaming taxes increased by 2.0% in fiscal year 2006 compared to fiscal year 2005 primarily due to the increase in gaming revenues.

Room expenses increased 13.6% in fiscal year 2006 compared to fiscal year 2005. These expenses directly relate to the cost of providing hotel rooms. The increase in expenses was due primarily to the additional room capacity at the Isle-Biloxi and increased guest counts at Isle-Natchez and Isle-Lake Charles.

Pari-mutuel operating costs of Pompano Park in Florida increased 3.8% in fiscal year 2006 compared to fiscal year 2005. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food and beverage expenses increased 7.0% in fiscal year 2006 over fiscal year 2005. Food and beverage expenses as a percentage of gross food and beverage revenues increased from 24.0% for the fiscal year ended April 24, 2005, to 25.3% for the fiscal year ended April 30, 2006. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 24.0% for the fiscal year ended April 24, 2005, to 25.1% for the fiscal year ended April 30, 2006. These expenses increased partly as a result of the expansion at our Colorado property.

Marine and facilities expenses increased 2.6% in fiscal year 2006 compared to fiscal year 2005. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to the Isle’s Colorado expansion projects that came on line during 2006.

Marketing expenses increased 1.7% in fiscal year 2006 compared to fiscal year 2005. The increase in marketing expenses is primarily due to the additional marketing of our Colorado properties after the completion of the expansion projects and additional corporate marketing expenses. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses, which include administration and human resource department expenses, rent, new development activities, professional fees, insurance and property taxes, have increased 6.8% in fiscal year 2006 over fiscal year 2005. The increase is due primarily to the settlement of the Jefferson County, Missouri lawsuit and increased development and investment activities. In Florida, we supported the successful campaign to pass a constitutional amendment that allows the voters of Miami-Dade and Broward Counties to decide whether to approve slot machines in racetracks and jai alai facilities in their respective counties.

Depreciation expense increased by 10.4% in fiscal year 2006 compared to fiscal year 2005. Depreciation has increased as a result of our capital expansion programs.

In fiscal 2006, we recorded $3.6 million in impairment and severance related charges on the Isle-Our Lucaya property due to our decision to close the casino by June of 2007. Subsequently, in April 2007, our Board of Directors approved agreements with its landlord and the Government of the Bahamas, which allowed the casino to remain open. As a result of adverse market conditions on the expected future cash flows of the Blue

Chip operations, we recorded additional impairment charges of $8.9 million related to the Blue Chip properties. In fiscal 2005, we recorded a gain on the sale of a land option in St. Louis, Missouri, in addition to impairment related charges of $1.6 million related to fixed assets in the United Kingdom and $2.5 million related to our efforts to obtain in a license in Rosemont, Illinois.

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

Net interest expense increased 16.1% in fiscal year 2006 compared with fiscal year 2005. This is primarily attributable to the higher average balances outstanding and higher interest rates on our variable rate debt and an increase in capitalized interest from $3.2 million in the fiscal year ended April 24, 2005 to $4.6 million in fiscal year ended April 30, 2006. The increase in capitalized interest results from the ongoing construction at Coventry, England and expansion projects at Pompano Park and Isle-Boonville.

Our effective tax rate from continuing operations for the year ended April 30, 2006 was 27.1% compared to 33.0% for the year ended April 24, 2005, which, in each case, excludes our joint venture partner’s portion of the Colorado Central Station-Black Hawk’s income taxes. The primary drivers for the difference between the Company’s effective tax rate and the statutory tax rates were permanent differences from non-deductible expenses, employment tax credits, international operations, restatement changes to deferred tax balances and taxes related to minority interests.

Liquidity and Capital Resources

At April 29, 2007, we had cash and cash equivalents and marketable securities of $205.3 million compared to $138.8 million in cash and cash equivalents at April 30, 2006. Of this $66.5 million net increase, $67.1 is an increase in cash and cash equivalents and is the net result of $74.0 million net cash provided by operating activities, $200.4 million net cash used in investing activities, $193.5 million net cash provided by financing activities and $0.1 million decrease in cash from the effect of foreign currency exchange rates. The remaining decrease of $0.6 million is attributable to marketable securities held by Capri Insurance Corporation, which are available to pay insurance claims. In addition, as of April 29, 2007, we had $205.0 million of unused capacity under lines of credit and available term debt, consisting of $171.0 million in unused credit capacity under the revolving loan commitment on our senior secured credit facility and $33.6 million of unused credit capacity with the Isle of Capri Blackhawk’s L.L.C. senior secured credit facility (limited to use by the Isle of Capri Blackhawk’s L.L.C.). During the year ended April 29, 2007, we had borrowings, net of repayments, of $209.3 million on the revolving loan portion of our senior secured credit facility. The Isle of Capri Blackhawk’s L.L.C. paid off $4.2 million, net of borrowings, on its revolving loan under the Isle of Capri Blackhawk’s L.L.C. senior secured credit facility. We also had payments, net of borrowings of $0.3 million under other lines of credit. We believe that our cash and cash equivalents balance, our cash flows from operations, the financing sources discussed herein, planned asset sales and expected hurricane insurance proceeds will be sufficient to meet our normal operating requirements during the next twelve months and to fund additional investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth or to refinance existing debt. Subsequent to fiscal year end 2007 the Company did enter into a new senior credit facility. See our Financing Activities discussed herein for further discussion.

Investing Activities

We made expenditures of $452.1 million for property and equipment during the fiscal year ended April 29, 2007. Included in the $452.1 million was $52.7 million in construction costs related to the Isle-Biloxi casino reconstruction following Hurricane Katrina, which we expect to recover from insurance. The following table reflects expenditures and accruals for property and equipment on major projects approved by the Board of Directors for which we are committed as of April 29, 2007 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to the beginning of fiscal 2006.

		Actual		Remaining
		Fiscal Year Ended 4/30/06 (1)	Fiscal Year Ended 4/29/07 (1)	Fiscal Year Ending 4/27/08 (1)	Thereafter (3)
		(dollars in millions)
Property	Project
Isle-Bettendorf	Construct hotel	6.5	32.8	5.7	—
Isle-Davenport	Construct hotel	0.3	0.2	17.0	25.5
Isle-Pompano	Construct casino	12.3	136.7	28.6	—
Isle-Waterloo	Construct casino & hotel	5.2	78.9	93.0	—
Isle-Kansas City	Expansion & public improvements	1.1	0.1	—	83.9
Coventry	Construct leasehold improvements	18.1	44.6	11.6	—
West Harrison County	Construct hotel & casino	—	4.3	282.3	33.4
Other properties (2)	IGT Advantage program	12.1	9.7	11.7	—
All	Slot programs	20.2	20.4	13.4	—
All	Other capital improvements	86.0	69.7	62.2	6.9

Total		$161.8	$397.4	$525.5	$149.7

Discontinued Operations (4)		$12.3	$1.9	$—	$—

(1)	Excludes: destroyed Isle-Biloxi casino barge of $36.8 million in fiscal 2006 and $0.2 million in fiscal 2007; Isle-Biloxi temporary casino of $37.9 million in fiscal 2006 and $52.7 million in fiscal 2007 related to construction costs at the Isle-Biloxi casino hurricane reconstruction, which we expect to recover from insurance proceeds.
(2)	Includes: Isle-Biloxi, Isle-Natchez, Isle-Lula, Isle-Lake Charles and Colorado Central Station
(3)	The timing of these projects is discussed below
(4)	Discontinued operations consists of Isle-Vicksburg and Isle-Bossier City which were sold on July 31, 2007.

Isle-Bettendorf: We have constructed a new $45 million hotel with 258 rooms and additional parking. As of April 29, 2007, we had spent $39.3 million of this amount. The new hotel opened on May 21, 2007.

Isle-Davenport: In June 2005, we agreed to a $43.0 million project with the City of Davenport in which we were planning to build a 180-room hotel and rooftop restaurant, with the City of Davenport constructing a 500+ space parking ramp and providing funding to realign our casino with the new hotel facility. This project is being re-evaluated based upon the recent and pending legislative changes in Iowa.

Isle-Pompano: We have constructed a gaming and entertainment complex including 1,500 slot machines, two restaurants and a feature bar at our Pompano Park site adjacent to the existing harness racing facility at a cost of $177.6 million. Slot machine operations commenced April 14, 2007. Two additional restaurants and a new poker room with 34 tables on the second floor of the new facility opened in May 2007.

Isle-Waterloo: In May 2005, the Iowa Racing and Gaming Commission awarded us a gaming license in Waterloo, Iowa. The facility is a single level casino with 1,300 gaming positions, two restaurants, a 200-room hotel and 1,000 parking spaces. Later this year, we expect to add a third restaurant, a nightclub, spa and pool area to the facility. Total cost of the project is expected to be $177.1 million. As of April 29, 2007, we have spent $84.1 million on this project. The casino opened on June 30, 2007.

Isle-Kansas City: As previously announced, we have postponed our approximate $85.0 million expansion project in Kansas City, Missouri due to current bridge construction on Interstate 35. When the construction nears completion, we will reconsider the timing this expansion project. As of April 29, 2007, we have capitalized $1.2 million on this project.

Isle-Coventry: In December 2003, we entered into an agreement to develop and operate a casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, Isle was granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). The casino opened on July 6, 2007

We entered into an agreement during fiscal 2004 to lease space for Isle-Coventry (which opened in fiscal year 2008) in Coventry, England in the Coventry Convention Center. The Coventry Convention Center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. We determined that due to certain structural elements installed by us during the construction of the space being leased and certain prepaid lease payments made by us, we are required to be treated, for accounting purposes only, as the “owner” of the Coventry Convention Center, in accordance with EITF 97-10. As a result, we have recorded property and equipment, (net) of $50.3 million and $53.2 million as of April 30, 2006 and April 29, 2007, respectively. Additionally, we have recorded a long-term obligation for $42.4 million and $47.6 million as of April 30, 2006 and April 29, 2007, respectively. However, we do not own these assets, are not the obligor on the corresponding long-term obligation and do not participate in or control the operations of the Coventry Convention Center. These non-cash charges are not reflected in the above table.

Total project costs, excluding the above referenced “non-owned assets” are estimated to be approximately $82.4 million. As of April 29, 2007, we have spent $70.8 million on the Coventry project and expect to spend the balance in fiscal 2008. The casino opened on July 5, 2007.

West Harrison County (Mississippi): During fiscal year 2007, the Harrison County Planning Commission approved our master plan for the previously announced 50-acre development at west Harrison County, Mississippi. Preliminary plans call for the estimated $320 million project to include a single level gaming facility with over 2,000 gaming positions, a hotel, restaurants and a complement of additional resort amenities. The project remains in the permitting and planning stages, and is subject to certain conditions, including, but not limited to, the receipt of all necessary licenses, approvals and permits. As of April 29, 2007, we have spent $4.3 million on this project.

IGT Advantage program: In January 2005, we announced plans to deploy the IGT AdvantageTM Casino System with a total cost of the project estimated to be $20.2 million. In 2006, the project was expanded by $14.9 million for fiscal year 2007 for a total project amount of approximately $35.1. As of April 27, 2007, we have spent $28.6 million at the Isle-Biloxi, the Isle-Lula, the Isle-Lake Charles, and the Isle-Natchez, leaving a remaining budget of approximately $6.5 million. We expect these product upgrades will allow us to operate more competitively within our markets. Our slot improvement initiative also includes an increased ticket-in/ticket-out slot product offering.

The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the upgrade of hotel rooms, restaurants and other areas of our properties.

Development and other projects:

Pittsburgh: In late December 2006, the Pennsylvania Gaming Control Board notified us that our proposed project in Pittsburg had not been selected for a slot machine gaming license. We appealed the decision. In July 2007, the appeal was denied.

Florida Gaming Corporation: On October 29, 2004, we loaned $5.0 million to Florida Gaming Corporation (“Florida Gaming”). Interest accrues on the unpaid principal balance of the loan at an annual rate of 6.0% and is paid in arrears on the first day of each fiscal quarter. The loan is secured by a pledge of all of the issued and outstanding shares of capital stock of Florida Gaming Centers, Inc. (“FGC”), a wholly owned subsidiary of Florida Gaming. The entire unpaid principal amount of the loan and unpaid interest thereon is payable on the earlier of (1) the sale of all or any material portion of the assets of, or all or any substantial equity interest in FGC, or (2) December 31, 2008. Concurrently with the loan, Florida Gaming and FGC entered into a letter agreement with us pursuant to which Florida Gaming and FGC gave us exclusive negotiating rights with respect to the acquisition of all or substantially all of FGC’s Miami jai alai business for a period ending no later than December 31, 2008.

Rosemont (Illinois): On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license previously issued to Emerald Casinos, Inc. This process was conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. In 2006, however, the Illinois Gaming Board, based on a recommendation by an administrative law judge following a hearing, revoked the license issued to Emerald on the basis of Emerald’s past conduct (which revocation has been stayed pending the outcome of litigation). For the reasons set forth above, among others, we believe that our ability to obtain the gaming license and open a gaming facility in Rosemont has been subjected to added uncertainty. At this juncture, it appears unlikely that the license will be awarded to Rosemont.

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

Financing Activities

During the fiscal year ended April 29, 2007, we had net sources of cash from financing of $193.5 million primarily in the following financing activities:

•	We made borrowings under our senior secured credit facility revolver of $403.4 million.

•	We made borrowings under the Isle-Black Hawk senior secured credit facility revolver of $9.8 million.

•	We made payments under on our senior secured credit facility revolver of $193.4 million.

•	We made payments under on the Isle-Black Hawk senior secured credit facility revolver of $14.0 million.

•	We made borrowings under the Blue Chip Casinos plc overdraft facility revolver of $1.6 million.

•	We made payments under on the Blue Chip Casinos plc overdraft facility revolver of $2.0 million.

•	We made principal payments on other property debt of $7.1 million.

•	We received cash proceeds related to the exercise of stock options of $4.8 million.

•	We recognized excess tax benefits of $0.8 million related to the exercise of stock nonqualified stock options.

•	We purchased 447,308 shares of our common stock at a total cost of $10.4 million.

The Isle-Black Hawk is in compliance with all covenants contained in our senior and subordinated debt instruments as of April 29, 2007.

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

Effective January 26, 2007, Isle of Capri Black Hawk L.L.C. executed a First Amendment to the Second Amended and Restated Credit Agreement amending certain covenant requirements for the third and fourth fiscal quarters ended April 29, 2007. Effective July 20, 2007, Isle of Capri Black Hawk L.L.C. executed a Second Amendment to the Second Amended and Restated Credit Agreement to adjust certain financial covenants for the remainder of the term of the Isle-Black Hawk Credit Facility. The Isle of Capri Black Hawk, L.L.C. was in compliance with all covenants as of April 29, 2007.

On July 26, 2007, the Company terminated the February 2005 Credit Facility, and entered into an up to $1.35 billion senior secured credit facility (the “July 2007 Credit Facility”). Under the July 2007 Credit Facility there is a $200 million senior secured delayed draw facility which may be drawn within 30 days after closing in order to retire the Company’s 9% Senior Subordinated Notes which are being called, in accordance with the terms of the related indenture, on or soon after July 30, 2007, at a call price of 104.5%. The redemption of the 9% Senior Subordinated Notes and the satisfaction and discharge of the related indenture is expected to occur on August 30, 2007.

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. As a result of the Company’s delay in filing its original third quarter Form 10-Q, the Company did not meet its obligation to file certain financial reporting requirements. On March 15, 2007, the Company received a limited waiver through June 15, 2007, which was later extended through August 31, 2007, on meeting its financial reporting requirement, as well as waiving certain financial covenants for the fourth fiscal quarter of 2007 and first fiscal quarter of 2008. Therefore, as of April 29, 2007, after taking into consideration received waivers, the Company was in compliance with all the February 2005 Credit Facility covenants.

Contractual Obligations and Commercial Commitments

The following table provides information as of April 29, 2007, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
	Total	1 Year and Less	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-Term Debt (1)	$1,418.0	$7.6	$226.2	$683.0	$501.2
Operating Leases (2)	670.6	19.7	35.7	30.0	585.2
Long-Term Obligations (3)	154.7	13.0	10.4	5.7	125.6
Other Long-Term Obligations	43.4	1.1	2.5	2.5	37.3

Total Contractual Cash Obligations	$2,286.7	$41.4	$274.8	$721.2	$1,249.3

	Amount of Commitment Expiration per Period
	Total Amounts Committed	1 Year and Less	2-3 Years	4-5 Years	Over 5 Years
	(dollars in millions)
Other Commercial Commitments
Lines of Credit Availability	$205.0	$—	$171.4	$33.6	$—
Optional Term Debt Availability (4)	225.0	—	—	225.0
Standby Letters of Credit (5)	22.2	22.2	—	—	—

Total Commercial Commitments	$452.2	$22.2	$171.4	$258.6	$—

(1)	The table does not include associated interest expense. On July 26, 2007, the Company entered into an up to $1.35 billion senior secured credit facility (the “July 2007 Credit Facility”), replacing the prior $700 million senior secured credit facility which was entered into on February 4, 2005 (the “February 2005 Credit Facility”). The July 2007 Credit Facility consists of a $475 million five-year revolving credit facility which matures on July 26, 2012 and an $875 million term loan facility which matures on November 25, 2013, subject to extension at the Company’s option to July 26, 2014 upon the satisfaction of certain conditions. The July 2007 Credit Facility is not included in the table above. See Note 8, Long-Term Debt, in the accompanying notes to consolidated financial statements.
(2)	See Note 10, Commitments, in the accompanying notes to consolidated financial statements.
(3)	Other long-term obligations include current and future construction contracts as discussed under “Investing Activities” on page 38.
(4)	At the Company’s and the head arranger’s mutual discretion, the Company may increase the revolver and/or term loan in an aggregate amount up to $200.0 million, subject to certain conditions under the February 2005 Credit Facility. In addition, at the Isle of Capri Black Hawk, L.L.C. and the head arranger’s mutual discretion, Isle of Capri Black Hawk, L.L.C. may increase the size of the revolver and/or term loan facility, in an aggregate amount up to $25.0 million subject to certain conditions.
(5)	See Note 8, Long-Term Debt, in the accompanying notes to the consolidated financial statements for further information regarding letters of credit.

40.1

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that a company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective in the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its consolidated financial statements and such impact cannot be reasonably estimated at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain measurements on earnings (or changes in net assets) for the period. SFAS No. 157 becomes effective in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its consolidated financial statements and such impact cannot be reasonably estimated at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facility (“February 2005 Credit Facility”) and the Isle of Capri Black Hawk, L.L.C. senior secured credit facility (“Isle-Black Hawk Credit Facility”).

Senior Secured Credit Facilities

Isle of Capri Black Hawk, L.L.C. has entered into seven interest rate swap agreements with an aggregate notional value of $80.0 million, or 39.3% of its variable rate term loan outstanding under the Isle-Black Hawk Credit Facility as of April 29, 2007. The swap agreements effectively convert portions of Isle of Capri Black Hawk, L.L.C. variable rate debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during the first and fourth quarters of fiscal 2008. During the fiscal year ended April 29, 2007, April 30, 2006 and April 24, 2005, the interest rate swap agreements were not designated as hedging instruments.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest (Swap) Rate

Fiscal year	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value 4/30/2006
	(dollars in millions)
Liabilities
Long-term debt, including current portion
Fixed rate	$0.8	$0.9	$1.2	$0.3	$200.3	$501.2	$704.7	$699.8
Average interest rate	7.6%	7.6%	7.6%	7.6%	7.6%	7.0%
Variable rate	$6.8	$7.1	$217.0	$392.1	$90.3	$—	$713.3	$398.9
Average interest rate (1)	6.7%	6.6%	7.6%	7.1%	7.1%	7.3%

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable (2)	$80.0	$—	$—	$—	$—	$—	$80.0	$0.7
Average pay rate	3.8%	0.0%	0.0%	0.0%	0.0%	0.0%
Average receive rate	5.3%	0.0%	0.0%	0.0%	0.0%	0.0%

The following table provides information at April 29, 2007 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

(1)	Represents the annual average LIBOR from the forward yield curve at April 29, 2007 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

(2)	Fair value represents the amount we would receive from the respective counter party if we had terminated the swap agreements on April 29, 2007.

We are also exposed to market risks relating to fluctuations in currency exchange rates related to our ownership interests and development activities in the United Kingdom. We attempt to minimize our foreign exchange risk through obtaining, when it is practical to do so, financing in the United Kingdom.

For the fiscal year ended April 29, 2007, we recorded a gain of $3.2 million in foreign currency translation adjustments on the accompanying consolidated balance sheets. Foreign currency translation adjustments show the cumulative effect, at the balance sheet date, of fluctuations in the foreign currency exchange rate on balances denominated in a foreign currency, which were recorded at a historical rate at the transaction date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Isle of Capri Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 29, 2007 and April 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended April 29, 2007, April 30, 2006 and April 24, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 29, 2007 and April 30, 2006, and the consolidated results of its operations and its cash flows for the years ended April 29, 2007, April 30, 2006 and April 24, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on May 1, 2006, the Company changed its method of accounting for share-based payments.

As discussed in Note 2 to the consolidated financial statements, the Company has restated the consolidated financial statements for the fiscal years ended April 30, 2006 and April 24, 2005 to correct certain accounting errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Isle of Capri Casinos, Inc.’s internal control over financial reporting as of April 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 27, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

ERNST & YOUNG LLP

Saint Louis, Missouri

July 27, 2007

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 29, 2007	April 30, 2006
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$188,114	$121,049
Marketable securities	17,169	17,727
Accounts receivable, net	22,527	17,017
Insurance receivable	56,040	79,362
Deferred income taxes	12,421	14,004
Prepaid expenses and other assets	24,067	14,943
Assets held for sale	—	212,281

Total current assets	320,338	476,383
Property and equipment, net	1,338,570	979,627
Other assets:
Goodwill	297,268	305,365
Other intangible assets	74,154	74,154
Deferred financing costs, net	13,644	16,162
Restricted cash	4,637	2,210
Prepaid deposits and other	27,080	23,825

Total assets	$2,075,691	$1,877,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,594	$8,515
Accounts payable	60,460	59,432
Accrued liabilities:
Interest	10,166	10,864
Payroll and related expenses	48,402	57,351
Property, gaming and other taxes	23,380	29,593
Income taxes, net	16,011	9,136
Progressive jackpots and slot club awards	12,785	16,119
Other	56,943	38,881

Total current liabilities	235,741	229,891
Long-term debt, less current maturities	1,410,385	1,210,542
Deferred income taxes	41,451	55,408
Other long-term liabilities	30,817	32,782
Other long-term obligations	47,639	42,365
Minority interest	27,836	26,491
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000 shares authorized; shares issued and outstanding: 34,682 at April 29, 2007 and 34,293 at April 30, 2006	347	343
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	—	—
Additional paid-in capital	175,132	163,548
Unearned compensation	—	(1,383)
Retained earnings	155,127	159,764
Accumulated other comprehensive income	3,358	131

	333,964	322,403
Treasury stock, 4,324 shares at April 29, 2007 and 3,902 shares at April 30, 2006	(52,142)	(42,156)

Total stockholders’ equity	281,822	280,247

Total liabilities and stockholders’ equity	$2,075,691	$1,877,726

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005
		(Restated)	(Restated)
Revenues
Casino	$1,015,629	$1,004,143	$957,570
Rooms	49,584	36,999	33,093
Pari-mutuel commissions and fees	20,004	20,534	20,093
Food, beverage and other	130,635	125,857	124,875

Gross revenues	1,215,852	1,187,533	1,135,631
Less promotional allowances	214,458	200,174	188,305

Net revenues	1,001,394	987,359	947,326
Operating expenses
Casino	160,378	152,532	157,319
Gaming taxes	210,404	219,365	215,143
Rooms	9,811	8,463	7,454
Pari-mutuel commissions and fees	15,342	16,051	15,463
Food, beverage and other	32,262	31,530	29,923
Marine and facilities	62,674	58,182	56,698
Marketing and administrative	323,152	297,500	277,484
Valuation and other charges	8,466	13,388	4,136
Hurricane related charges, net	—	4,776	—
Pre-opening	13,573	281	247
Depreciation and amortization	99,506	88,819	80,470

Total operating expenses	935,568	890,887	844,337

Operating income	65,826	96,472	102,989
Interest expense	(89,150)	(76,335)	(65,030)
Interest income	7,469	2,694	1,619
Loss on early extinguishment of debt	—	(2,110)	(5,251)

Income (loss) from continuing operations before income taxes and minority interest	(15,855)	20,721	34,327
Income tax provision	(1,906)	(5,628)	(11,312)
Minority interest	(3,568)	(6,462)	(5,438)

Income (loss) from continuing operations	(21,329)	8,631	17,577
Income from discontinued operations including gain on sale, net of income taxes	16,692	10,244	2,160

Net income (loss)	$(4,637)	$18,875	$19,737

Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.70)	$0.29	$0.59
Income from discontinued operations including gain on sale, net of income taxes	0.55	0.34	0.07

Net income (loss)	$(0.15)	$0.63	$0.66

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.70)	$0.28	$0.57
Income from discontinued operations, net of income taxes	0.55	0.32	0.07

Net income (loss)	$(0.15)	$0.60	$0.64

Weighted average basic shares	30,384	30,028	29,682
Weighted average diluted shares	30,384	31,270	30,930

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compen- sation	Retained Earnings	Accum. Other Compre- hensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, April 25, 2004 (As originally reported)	33,055	$330	$143,385	$(1,413)	$128,095	$521	$(29,512)	$241,406
Cumulative effect of prior period adjustments	—	—	3,911	—	(6,943)	—	—	(3,032)

Balance, April 25, 2004 (Restated)	33,055	330	147,296	(1,413)	121,152	521	(29,512)	238,374
Net income	—	—	—	—	19,737	—	—	19,737
Unrealized gain on interest rate swap contracts net of income taxes of $224	—	—	—	—	—	345	—	345
Foreign currency translation adjustments	—	—	—	—	—	1,916	—	1,916

Comprehensive income								21,998
Exercise of stock options, including income tax benefit of $904	473	6	4,265	—	—	—	1,253	5,524
Purchase of treasury stock	—	—	—	—	—	—	(6,360)	(6,360)
Grant of nonvested stock	—	—	601	(601)	—	—	—	—
Amortization of unearned compensation	—	—	—	526	—	—	—	526

Balance, April 24, 2005 (Restated)	33,528	336	152,162	(1,488)	140,889	2,782	(34,619)	260,062
Net income	—	—	—	—	18,875	—	—	18,875
Reclassification of unrealized gain on interest rate swap contracts net of income taxes of $(68)	—	—	—	—	—	(105)	—	(105)
Foreign currency translation adjustments	—	—	—	—	—	(2,546)	—	(2,546)

Comprehensive income								16,224
Exercise of stock options, including income tax benefit of $2,119	765	7	11,019	—	—	—	957	11,983
Purchase of treasury stock	—	—	—	—	—	—	(8,494)	(8,494)
Grant of nonvested stock	—	—	367	(367)	—	—	—	—
Amortization of unearned compensation	—	—	—	472	—	—	—	472

Balance, April 30, 2006 (Restated)	34,293	343	163,548	(1,383)	159,764	131	(42,156)	280,247
Net loss	—	—	—	—	(4,637)	—	—	(4,637)
Foreign currency translation adjustments	—	—	—	—	—	3,227	—	3,227

Comprehensive loss								(1,410)
Exercise of stock options, including income tax benefit of $849	389	4	5,617	—	—	—	—	5,621
Issuance of deferred bonus shares from treasury stock	—	—	(429)	—	—	—	429	—
Purchase of treasury stock	—	—	—	—	—	—	(10,415)	(10,415)
Deferred bonus expense	—	—	548	—	—	—	—	548
Stock compensation expense	—	—	7,231	—	—	—	—	7,231
Reclassification of unearned compensation due to the adoption of SFAS 123(R)	—	—	(1,383)	1,383	—	—	—	—

Balance, April 29, 2007	34,682	$347	$175,132	$—	$155,127	$3,358	$(52,142)	$281,822

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005
		(Restated)	(Restated)
Operating activities:
Net income (loss)	$(4,637)	$18,875	$19,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,506	100,501	95,954
Amortization of deferred financing costs	2,636	2,979	3,886
Stock compensation expense	7,231	—	—
Amortization of unearned compensation	548	472	526
(Gain) loss on derivative instruments	1,045	(1,465)	(120)
(Gain) loss on disposal of assets	(26,244)	668	(1,106)
Asset impairment charge	—	75,868	—
Valuation and other charges	8,466	13,486	8,094
Early extinguishment of debt	—	2,110	5,251
Deferred income taxes	(12,374)	420	13,870
Minority interest	3,568	6,462	5,438
Changes in operating assets and liabilities:
Accounts receivable	(4,797)	(5,794)	(5,815)
Insurance receivable	1,359	(133,268)	—
Income taxes	6,940	12,292	1,505
Prepaid expenses and other assets	(12,336)	2,410	2,875
Accounts payable and accrued liabilities	3,075	3,857	19,462

Net cash provided by operating activities	73,986	99,873	169,557

Investing activities:
Purchase of property and equipment	(451,422)	(224,391)	(187,948)
Purchase of other intangible assets	(4,013)	(5,775)	—
Purchase of marketable equity securities, net of sales	558	(1,222)	(14,842)
Proceeds from sales of assets held for sale	238,725	—	—
Insurance proceeds for hurricane damages	21,963	53,905	—
Restricted cash	(2,524)	(175)	(98)
Prepaid deposits and other	(3,649)	(12,003)	(5,195)
Receipts from notes receivable	—	30	23
Loans made	—	(3)	(5,563)

Net cash used in investing activities	(200,362)	(189,634)	(213,623)

Financing activities:
Proceeds from long-term debt borrowings	—	240,000	250,718
Principle payments on long-term debt	(7,089)	(169,749)	(209,975)
Borrowings on line of credit	414,791	59,742	28,307
Repayments on line of credit	(209,370)	(64,658)	(2,200)
Payment of deferred financing costs	—	(1,797)	(5,249)
Purchase of treasury stock	(10,415)	(8,494)	(6,360)
Excess tax benefit from exercise of stock options	849	—	—
Proceeds from exercise of stock options	4,772	9,864	4,519
Distribution to minority interests	—	—	(4,344)

Net cash provided by financing activities	193,538	64,908	55,416

Effect of foreign currency exchange rates on cash	(97)	(575)	545

Net increase (decrease) in cash and cash equivalents	67,065	(25,428)	11,895
Cash and cash equivalents at beginning of year	121,049	146,477	134,582

Cash and cash equivalents at end of year	$188,114	$121,049	$146,477

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(In thousands)

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 25, 2005
		(restated)	(restated)
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest (net of capitalized interest)	$90,620	$88,360	$75,029
Income taxes, net of refunds	18,528	(392)	527

Supplemental schedule of noncash investing and financing transactions:
Reduction in notes receivable from minority interest in lieu of cash distribution	2,215	2,914	—
Assets and obligations acquired under Isle-Coventry lease	—	10,349	32,633

See notes to consolidated financial statements

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

Isle of Capri Casinos, Inc. and its subsidiaries (together with its subsidiaries the “Company” or “Isle of Capri”) was incorporated in Delaware in February 1990. The Company is a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. The Company wholly owns and operates ten casino gaming facilities in the United States located in Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City and Boonville, Missouri; Bettendorf, Davenport and Marquette, Iowa; and Pompano Beach, Florida. The Company also owns a 57% interest in and receives management fees for operating, two gaming facilities in Black Hawk, Colorado. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England and a wholly owned casino which opened on July 6, 2007 in Coventry, England. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida at the site of its Pompano Beach casino facility. The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment.

The Company receives a significant amount of its revenue from patrons within 50 miles of its properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company’s results of operations could be materially affected.

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

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. Fiscal 2007 commenced on May 1, 2006 and ended on April 29, 2007. The fiscal year ended April 30, 2006 was a 53-week year and the extra week was included in the fourth fiscal quarter.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. Summary of Significant Accounting Policies—(continued)

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued operations relate to those of the Colorado Grande casino, located in Cripple Creek, Colorado, the Isle-Vicksburg, which is the Riverboat Gaming Corporation of Mississippi-Vicksburg located in Vicksburg, Mississippi and the Isle-Bossier City, which is the Louisiana Riverboat Gaming Partnership located in Bossier City, Louisiana. Results of these operations are included in the consolidated Statements of Operations as discontinued operations and are shown net of income tax effects. The financial position and results of these operations for prior fiscal years are presented as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Effective June 1, 2006, the Company notified its landlord, Hutchison Lucaya Limited, of the decision to terminate the lease. Subsequently in April 2007, the Company’s Board of Directors approved agreements with its landlord and The Government of the Bahamas which allowed the casino to remain open.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash equivalents are placed primarily with high-credit-quality financial institutions. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled approximately $25.2 million and $33.6 million at April 29, 2007 and April 30, 2006, respectively.

Marketable Securities

Marketable securities consist of trading securities held by Capri Insurance Corporation, the Company’s captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income in the accompanying statements of operations.

Inventories

Inventories generally consist of food and beverage and retail merchandise which are stated at the lower of cost or market. Cost is determined by the weighted average method.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. Summary of Significant Accounting Policies—(continued)

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

Years
Furniture, fixtures and equipment	3-10
Land and Leasehold improvements	Lesser of lease term or estimated useful life
Land and Riverboats and floating pavilions	25
Buildings and improvements	39.5

The Company entered into an agreement during fiscal 2004 to lease space for the Isle-Coventry casino in Coventry, England (which was still under construction at the end of fiscal year 2007 and opened July 6, 2007) in the sub-level of the Coventry Convention Center. The Coventry Convention Center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. The Company determined that due to certain structural elements installed by the Company during the construction of the space being leased and certain prepaid lease payments, which it made, the Company is required to be treated, for accounting purposes only, as the “owner” of the Coventry Convention Center, in accordance with Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”).

Long-lived assets are not depreciated while they are classified as held for sale in accordance with SFAS 144.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost. Other intangible assets include the license value attributed to the Louisiana gaming licenses acquired through the Company’s acquisition in fiscal year 1996 of St. Charles Gaming Company and Grand Palais Riverboat, Inc., the acquisition of the IOC-Black Hawk County, Inc. gaming license for Isle-Waterloo in fiscal year 2006 and the gaming license for P.P.I., Inc. related to the new slot parlor at Isle-Pompano in fiscal year 2006 (the “Licenses”) and the value of the Colorado Central Station trademarks acquired in the acquisition of CCSC/Blackhawk, Inc. Goodwill in the amount of $43.0 million related to Isle-Bossier City is presented in assets held for sale on the consolidated balance sheet as of April 30, 2006, due to the agreement to sell the property to Legends Gaming, LLC, as discussed in Note 3.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. Summary of Significant Accounting Policies—(continued)

Goodwill and Other Intangible Assets—(continued)

performance of the operations related to the Licenses support the Company’s intention of operating the Licenses indefinitely; and (4) the continued limitation of gaming licenses in the State of Louisiana limits competition in the jurisdictions where these Licenses are maintained.

SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that these assets be reviewed for impairment at least annually. During the fourth quarter of fiscal 2007, we engaged an independent third party valuation firm to assist us in our annual impairment testing of goodwill and other intangible assets under SFAS 142. Through testing using the discounted cash flow method, it was determined that the Isle-Lula had a carrying value in excess of its fair value. Future year projections were based on assumptions provided by the Company’s management team based on current trends and expected market and property performance. For Isle-Lula, projected future cash flows were stagnant relative to current property performance. The discount rate for the present value calculation was based on the Company’s 8.3% weighted average cost of capital. As a result, the Company has recorded a $7.8 million write-down of goodwill at the Isle-Lula for the year ended April 29, 2007.

Based on its fiscal year 2007 annual review, the Company believes that, except for the goodwill at Isle-Lula of $7.8 million, which is included in Valuation and other charges in the accompanying consolidated statements of operations, there were no impairments of its goodwill and other indefinite-lived intangible assets. In fiscal 2006, the Company recorded an impairment charge of $9.2 million as it relates to the goodwill at Blue Chip. The licenses of $10.9 million related to Louisiana Riverboat Gaming Partnership are presented in Assets held for sale on the consolidated balance sheet as of April 30, 2006, due to the agreement to sell the Isle-Bossier City to Legends Gaming, LLC. A charge of $4.0 million was recorded in fiscal 2005 for the impairment of the Colorado Grande-Cripple Creek’s goodwill and is classified as discontinued operations on the consolidated statements of operations.

The Company intends to continue to evaluate intangible assets that are not being amortized at least annually to determine whether events and circumstances continue to support an indefinite useful life. If these assets are subsequently determined to have a finite useful life, they will be tested for impairment and then amortized prospectively over the estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held for sale or held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

In fiscal 2007, the Company recorded an impairment charge of $0.7 million on the long-lived assets of the Blue Chip casino in Walsall, England related to the closure. Additionally, during fiscal 2006, the Company recorded an impairment charge of $2.4 million and $0.7 million on the long-lived assets of Isle—Our Lucaya and Blue Chip, respectively. Also, during fiscal 2005, the Company recorded an impairment of $1.6 million on the long-lived assets of Blue Chip.

Operating Leases

The Company primarily leases land and docking rights related to its casinos and office space under operating leases. Many leases entered into by the Company include options under which the Company may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options which can be exercised under specific conditions.

53.1

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. Summary of Significant Accounting Policies—(continued)

Operating Leases—(continued)

Many of the leases covering facilities require contingent rentals in addition to the minimum monthly rental charge, based on gaming revenue. Some leases also include escalation clauses based on published changes in various local consumer price indexes (“CPI”). The Company records expense for contingent rentals during the period in which the gaming revenue exceeds the respective targets or the CPI is adjusted.

The Company recognizes rent expense for each lease on the straight line basis by aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals, and allocating such amounts ratably over the period from the date the Company takes possession of the leased premises until the end of the lease term. At the time its facilities are leased, the Company is frequently not charged rent for a specified period of time while the facility is prepared for opening. The rent-free period is referred to as a “rent-holiday.” The Company recognizes rent expense over the lease term, including rent holiday. The aggregate difference between rent expense recorded on the straight line basis and amounts paid under the leases are presented in other long-term liabilities in the accompanying consolidated balance sheets.

Deferred Financing Costs

The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

Self -Insurance

The Company is self-funded up to a maximum amount per claim for employee-related health care benefits program, workers’ compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. The Company accrues for workers’ compensation and general liabilities on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 6% at April 29, 2007 and April 30, 2006. The Company relies on independent consultants to assist in the determination of estimated accruals.

Slot Club Awards

The Company provides slot patrons with rewards based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the value of these outstanding rewards, utilizing the age and prior history of redemptions.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires the Company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company utilizes derivative financial instruments to manage interest rate risk associated with some of its variable rate borrowings. Derivative financial instruments are intended to reduce the Company’s exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. Summary of Significant Accounting Policies—(continued)

Derivative Instruments and Hedging Activities—(continued)

ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value. During the fiscal year ended April 29, 2007, April 30, 2006 and April 24, 2005, the Company’s interest rate derivatives were not designated as hedging instruments under SFAS 133. Therefore, all fair market valuation gains and losses attributed to the interest rate derivatives are recognized in food, beverage and other revenue within the consolidated statements of operations.

Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net win from gaming activities. Casino revenues are also net of accruals for anticipated payouts of progressive slot jackpots and certain table games. Revenues from hotel, food, beverage, entertainment and gift shop are recognized at the time the related service or sale is performed or made.

Net Revenues

The retail value of accommodations, food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues included in the accompanying consolidated statement of operations. The Company also records the redemption of coupons and points for cash as a promotional allowance. These amounts are included in promotional allowances in the accompanying consolidated statements of operations as follows (in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005

Rooms	$28,088	$19,506	$18,090
Food and beverage	80,202	76,097	76,278
Other	2,088	2,521	2,242
Customer loyalty programs	85,940	102,050	91,695

Total promotional allowances	$196,318	$200,174	$188,305

The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of operations are as follows (in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005

		(Restated)	(Restated)
Rooms	$12,980	$9,647	$9,108
Food and beverage	66,098	58,793	60,503
Other	223	250	195

Total cost of complimentary services	$79,301	$68,690	$69,806

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. Summary of Significant Accounting Policies—(continued)

Advertising

Advertising costs are expensed the first time such advertisement appears. Total advertising costs, including direct mail marketing, were $22.6 million, $21.4 million and $19.7 million in fiscal years 2007, 2006 and 2005, respectively.

New Development Projects and Preopening and Organizational Costs

Development Costs

The Company pursues development opportunities for new gaming facilities in an ongoing effort to expand its business. The Company expenses these costs until it determines that it is probable that the project will occur. Total development costs expensed in fiscal year 2007, 2006 and 2005 were $16.3 million, $20.4 million and $15.4 million, respectively, and were recorded in the consolidated statements of operations in marketing and administrative.

The Company determines that a project is probable of reaching completion once it has obtained approval by the Board of Directors, received sufficient regulatory approvals, received site control or related permits and has determined that achieving financing is probable. Once completion of a development project is deemed probable, the Company begins to capitalize all costs directly associated with the project such as development costs and construction costs and records them in the consolidated balance sheets in property and equipment, net in accordance with SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.

Pre-Opening Costs

The Company accounts for costs incurred during the pre-opening phase of operations in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, and expenses pre-opening costs as incurred. Pre-opening costs include payroll, outside services, advertising, insurance, utilities, travel and various other expenses related to new operations. All such costs are recorded in the consolidated statements of operations in pre-opening.

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

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. Summary of Significant Accounting Policies— (continued)

Income Taxes—(continued)

Income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other taxing authorities. As part of the examinations, the Company routinely faces challenges regarding the amount of taxes due. These challenges may include questions regarding the timing and amount of deductions and the allocation of income among various jurisdictions. Positions on the Company’s tax returns are based on substantial authority that may not ultimately be accepted by the IRS or other taxing authorities. Assessments for such potential unfavorable outcomes are based on the criteria of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Tax reserves are established if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. These required tax reserves are maintained until the period that the underlying issue is resolved or when actual results differ from reserve estimates and then the income tax provision and tax reserves are adjusted in that period. For tax years that are not examined by taxing authorities, tax reserves are adjusted in the period that the statute of limitations expires.

Earnings (Loss) Per Common Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options. Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including employee stock options, to be recognized in the income statement based on their fair values at the grant date.

The Company adopted SFAS 123(R) on May 1, 2006 and used the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Prior to May 1, 2006, the Company had elected to apply APB 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Beginning in 2006, SFAS 123(R) also requires that excess income tax benefits from stock options exercised be recorded as a financing cash inflow on the statements of cash flows. The excess income tax benefit from stock option exercises during fiscal years 2006 and 2005 are included in operating cash flows, netted in deferred tax activity.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. Summary of Significant Accounting Policies—(continued)

Foreign Currency Translation

The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are included in stockholders’ equity as accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in marketing and administrative expense. Gains of $1.8 million, $1.0 million and $0.1 million were recorded in fiscal years 2007, 2006 and 2005, respectively.

Allowance for Doubtful Accounts

The Company reserves an estimated amount for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. The balances and activities of this account for fiscal years 2007, 2006 and 2005 are disclosed in the following table (in thousands).

(Restated)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Period
Year Ended April 29, 2007	$4,254	$3,716	$441	$7,529
Year Ended April 30, 2006	$4,827	$1,557	$2,130	$4,254
Year Ended April 24, 2005	$3,991	$2,203	$1,367	$4,827

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective in the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its consolidated financial statements and such impact cannot be reasonably estimated at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to define fair value and establish a framework for measuring fair value in GAAP and to expand disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in generally accepted accounting principles (“GAAP”). A single definition of fair

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. Summary of Significant Accounting Policies—(continued)

Recently Issued Accounting Standards—(continued)

value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain measurements on earnings (or changes in net assets) for the period. SFAS 157 becomes effective in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its consolidated financial statements and such impact cannot be reasonably estimated at this time.

2. Restatement

During the course of the Company’s third quarterly review of fiscal year 2007, management and the Company’s independent registered public accounting firm identified issues that, when corrected, had a material effect upon the Company’s previously issued financial statements. Therefore, the Company announced it would restate its consolidated financial statements for the fiscal year ended April 30, 2006 and prior years, the quarterly results for fiscal 2006 and the first two quarters of fiscal 2007.

On April 18, 2007, the Company filed quarterly results for the three- and nine-months ended January 28, 2007. That interim filing, which was not reviewed by the Company’s independent registered public accounting firm, contained all of the restatement items that the Company was aware of at the time of filing of the document, however the Company subsequently discovered additional errors which required restatement. As a result, the Company announced on June 19, 2007, that it would restate its third fiscal quarter ended January 28, 2007 and further restate prior periods. The Company filed its restated third fiscal quarter ended January 28, 2007, on July 25, 2007.

The financial statements presented herein reflect all restatement items, including those items which were presented in the Company’s quarterly filing for the three and nine-months ended January 28, 2007 filed on April 18, 2007 and the additional restatement findings identified subsequent to the filing of that document as noted above. As such, in the restatement discussion below, the Company presents the cumulative effect of all restatement items compared to the originally filed financial statements for the fiscal years ended April 24, 2005 and April 30, 2006.

The cumulative effect of all adjustments through April 24, 2005 and April 30, 2006 was a $5.2 million decrease and $5.4 million decrease to retained earnings, respectively; a $4.0 million increase and $3.0 million increase to additional paid-in capital, respectively; and a $1.3 million decrease and $2.4 million decrease to stockholders’ equity, respectively. For the fiscal years ended April 24, 2005 and April 30, 2006, these adjustments increased net income by $1.7 and decreased net income by $0.1 million, respectively.

For the fiscal years ended April 24, 2005 and April 30, 2006 cash from operating activities decreased $0.3 million and increased $0.3 million, respectively; cash from investing activities was not effected in fiscal 2005 and decreased $0.7 million, respectively; and cash from financing activities was not effected for fiscal 2005 and increased $0.5 million for the fiscal year ended April 30, 2006. Overall, cash and cash equivalents decreased $0.3 million and increased $0.1 million for the fiscal years ended April 24, 2005 and April 30, 2006, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Accounting for Leases

Coventry

The Company entered into an agreement during fiscal 2004 to lease space for the Isle-Coventry casino in Coventry, England in the sub-level of the Coventry Convention Center. The Coventry Convention Center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. The Company determined that due to certain structural elements installed by the Company during the construction of the space being leased and certain prepaid lease payments made by the Company, the Company is required to be treated, for accounting purposes only, as the “owner” of the Coventry Convention Center, in accordance with Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”).

As a result, the Company has recorded a cumulative adjustment to property and equipment, net of accumulated depreciation and after considering the effects of translation, of $43.5 million and $50.3 million as of April 24, 2005 and April 30, 2006, respectively. Additionally, the Company has cumulatively recorded a long-term obligation for $43.5 million and, $42.4 million as of April 24, 2005, and April 30, 2006, respectively. However, the Company does not own these assets, is not the obligor on the corresponding long-term obligation and does not participate in or control the operations of the convention center.

The Coventry Convention Center was placed in service by the non-affiliated entity during the Company’s fiscal year 2006 and as a result, the Company has recorded depreciation expense of $1.4 million for the fiscal year ended April 30, 2006. The Company has also recorded interest expense on the other long-term obligation of $1.4 million for the fiscal year ended April 30, 2006. Additionally, the Company has also reversed previously recorded interest income of $0.4 million and $0.7 million through for the fiscal years ended April 24, 2005 and April 30, 2006, respectively. The effect of these restatement items reduced retained earnings cumulatively by $0.3 million and $2.4 million as of April 24, 2005 and April 30, 2006, respectively. For the fiscal years ended April 24, 2005 and April 30, 2006, these adjustments decreased net income by $0.2 million and $2.1 million.

The related asset and financing obligation will be reflected on the Company’s accompanying consolidated balance sheets until completion of the lease term, when they will be removed from the Company’s financial statements. At such time, the net of the remaining obligation and carrying value of the asset will be recognized as a gain on disposal of the facility.

Other Lease Issues:

The Company identified prior period errors related to the lease accounting at its Biloxi, Kansas City, Lake Charles, Our Lucaya and Colorado properties. The Company previously failed to account for these leases, which contain rent escalation and rent holiday clauses, on a straight-line basis. The effect of these adjustments on retained earnings was a cumulative reduction of $2.4 million and $2.5 million as of April 24, 2005 and April 30, 2006, respectfully. For the fiscal years ended April 24, 2005 and April 30, 2006, these adjustments decreased net income by $0.5 million and $0.1 million, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

United Kingdom Accounting

During the third fiscal quarter ended January 28, 2007, the statutory audits of the financial statements of Blue Chip Casinos, plc (“Blue Chip”) for the fiscal years ended April 24, 2005 and April 30, 2006 were completed. Blue Chip is a 66-2/3% owned subsidiary of the Company, which operates pub-style casinos in the United Kingdom (UK). In accordance with the original agreement governing Blue Chip’s operations, Blue Chip was managed by the Company’s UK-based minority shareholders during the impacted periods. The Company assumed management responsibilities of Blue Chip during fiscal 2007. These adjustments related primarily to the identification and recording of fixed assets which were not properly recorded and the associated depreciation related to those assets, as well as corrections for previously un-reconciled expense and balance sheet accounts related primarily to payroll liabilities, professional service accruals, interest accruals and other operating expenses. The completion of these audits resulted in adjustments that reduced retained earnings cumulatively by approximately $1.4 million and $1.7 million as of April 24, 2005 and April 30, 2006, respectfully. For the fiscal years ended April 24, 2005 and April 30, 2006, these adjustments decreased net income by $1.4 million and $0.3 million, respectively.

Goodwill and Other Intangible Assets

Isle-Bossier City and Isle-Lake Charles Other Intangible Assets Reclassification

An error occurred in the allocation of intangible assets related primarily to gaming licensing costs at two of the Company’s Louisiana properties. Specifically, in fiscal year 2001, net intangible assets of $10.4 million related to one of the Isle-Lake Charles’ licenses were recorded to the Isle-Bossier City property in error. The Isle-Lake Charles property was partially owned by the Isle-Bossier City at the time. The effect of this adjustment increased other intangible assets and decreased assets held for sale by $10.4 million as of April 24, 2005 and April 30, 2006. There was no effect on retained earnings for this adjustment as of April 24, 2005 and April 30, 2006. These adjustments had no impact on net income for the fiscal years ended April 24, 2005 and April 30, 2006.

Lady Luck Customer Lists

When the Company acquired Lady Luck Gaming Corporation in March 2000, it capitalized Lady Luck’s customer lists as an intangible asset. This asset should have been amortized over a useful life of three years, but amortization was incorrectly discontinued when the Company implemented SFAS 142 at the beginning of fiscal year 2002. The Company has determined that the remaining balance of $4.0 million should have been fully amortized over a three-year useful life and therefore adjustments have been made to fully amortize this asset by the fiscal year ended April 27, 2003. The cumulative effect of these adjustments reduced retained earnings $2.6 million as of April 24, 2005 and April 30, 2006. Additionally, the Company has reclassified a net amount of $1.3 million from other intangibles to goodwill, which had been improperly classified since the date of the acquisition. There was no effect on retained earnings for this reclassification. These adjustments had no impact on net income for the fiscal years ended April 24, 2005 and April 30, 2006.

Biloxi Berthing Rights

The Company recorded payments made for berthing rights related to Isle-Biloxi pursuant to a 1992 agreement and was amortizing the asset over a twenty-year period prior to the adoption of SFAS 142. The Company should have been amortizing this asset over a ten-year period. Through the adoption of SFAS 142,

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Goodwill and Other Intangible Assets—(continued)

the Company incorrectly reclassified the unamortized balance of these berthing rights to goodwill and ceased amortization. The Company has determined that the remaining balance of $3.5 million should have been fully amortized by the fiscal year ended April 28, 2002. The cumulative effect of this adjustment reduced retained earnings $2.2 million as of April 24, 2005 and April 30, 2006. These adjustments had no impact on net income for the fiscal years ended April 24, 2005 and April 30, 2006.

Waterloo License Adjustment

The Company is required to pay various state entities approximately $21.1 million in gaming license costs ratably over a five-year period beginning in fiscal year 2006, for the privilege to operate a casino in Waterloo, Iowa. The Company had not originally considered the present value impact on the asset and the corresponding asset and liability. As part of its restatement, the Company has recorded a $2.6 million reduction to the liability and the intangible asset to record the present value of the payments for the gaming license. The cumulative effect of this adjustment reduced retained earnings million $0.6 million as of April 30, 2006. For the fiscal year ended April 30, 2006 this adjustments decreased net income by $0.6 million. The adjustment had no effect on the year ended April 24, 2005.

Accounting for Taxes

The Company identified the following prior period errors related to tax accounting:

United Kingdom and Bahamas

The Company had not properly accounted for the tax treatment of various start-up, license and expansion costs incurred during the fiscal years 2004 through 2006 related to new business opportunities in the United Kingdom and the Bahamas. The correction resulted in a cumulative increase in retained earnings of $0.9 and $2.0 million as of April 24, 2005 and April 30, 2006. For the fiscal years ended April 24, 2005 and April 30, 2006, this adjustment increased net income by $0.9 million and $1.1 million, respectively.

Iowa

During the fiscal year 2007, the Company filed a protest with the State of Iowa regarding the proper membership of its Iowa consolidated group on tax returns filed for the tax years 2000 through 2006. In evaluating its position, the Company determined that the amount of reserve it had previously recorded for the potential liability was inaccurately computed. The correction of the calculation resulted in a cumulative decrease to retained earnings of $2.0 million as of April 24, 2005 and April 30, 2006. For the fiscal year ended April 24, 2005, this adjustment increased net income by $1.8 million. This adjustment did not impact net income for the fiscal year ended April 30, 2006.

Louisiana Franchise Tax

The State of Louisiana has asserted that the Company has nexus in the state for franchise tax purposes. The Company’s contingent tax reserve calculation included errors and thus did not reflect the correct estimate of the contingent liability in accordance with SFAS No. 5 “Accounting for Contingencies.” The correction of our contingent tax reserve resulted in a cumulative decrease to retained earnings of $1.2 million and $2.1 million as

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Goodwill and Other Intangible Assets—(continued)

of April 24, 2005 and April 30, 2006, respectively. For the fiscal years ended April 24, 2005 and April 30, 2006, this adjustment reduced net income by $0.6 million and $0.9 million, respectively.

Tax Consequences of Equity Compensation

The Company had not been properly recording the tax effect of differences between book expense and tax deductions to stockholders’ equity correcting the tax effects of equity compensation resulted in a cumulative increase in additional paid-in capital of $4.0 million and $3.0 million as of April 24, 2005 and April 30, 2006, respectively. This adjustment did not impact net income for the fiscal years ended April 24, 2005 and April 30, 2006.

F-62.1

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Accounting for Taxes—(continued)

Deferred Tax Assets and Liabilities—The Company’s deferred tax balances did not reflect certain temporary differences including those related to state income and franchise tax deductions, federal tax credits and valuation allowances against net operating losses. Establishment of these deferred tax balances resulted in a cumulative increase in retained earnings of $2.1 million and $4.0 million as of April 24, 2005 and April 30, 2006, respectively. For the fiscal years ended April 24, 2005 and April 30, 2006, this adjustment increased net income by $0.3 million and $1.9 million, respectively.

State Deferred Tax Assets and Liabilities—The Company identified that the methodology used to calculate deferred tax assets and liabilities did not accurately reflect the state rates expected to apply when the deferred tax assets and liabilities are realized or settled. Adjustments to the expected future tax rates resulted in a cumulative increase in retained earnings of $2.6 million and $2.8 million as of April 24, 2005 and April 30, 2006, respectively. For the fiscal years ended April 24, 2005 and April 30, 2006, this adjustment reduced net income by $0.3 million and increased net income by $0.2 million, respectfully.

Involuntary Conversion of Fixed Assets that Resulted from Hurricane Katrina—During the fourth quarter of fiscal year 2006, the Company incorrectly recorded deferred income tax expense related to write-offs of fixed assets that resulted from hurricane damage to its Biloxi facilities. Reversal of the income tax expense did not affect retained earnings as of April 24, 2005 and resulted in a cumulative increase in retained earnings of $1.8 million as of April 30, 2006. For the fiscal year ended April 30, 2006, this adjustment increased net income by $1.8 million. This adjustment did not impact the fiscal year ended April 24, 2005.

Minority Interest—The Company determined that it improperly accounted for the portion of income tax expense related to minority interests in its Colorado gaming operations for fiscal years 2003 through 2006. Adjustments to properly reflect the minority interests in the income tax expense resulted in a cumulative increase in retained earnings of $1.3 million and $1.8 million as of April 24, 2005 and April 30, 2006, respectively. For the fiscal years ended April 24, 2005 and April 30, 2006, this adjustment increased net income by $1.2 million and $0.5 million, respectively.

Lake Charles and Kansas City Acquisitions—The Company identified several adjustments needed to the original purchase accounting and subsequent activity to properly reflect the tax position of its Lake Charles property (acquired May 1995) and its Kansas City property (acquired June 2000). The impact of these adjustments and subsequent activity resulted in a cumulative increase in retained earnings of $1.1 million as of April 24, 2005 and April 30, 2006. For the fiscal year ended April 24, 2005, this adjustment reduced net income by $0.2 million. These adjustments did not impact net income for the fiscal year ended April 30, 2006.

Miscellaneous Adjustments to Income Tax Payable and Deferred Tax Accounts—The Company recorded miscellaneous adjustments to true-up its income tax payable and deferred tax accounts as of the end of fiscal year 2006. The impact of these adjustments resulted in a cumulative decrease in retained earnings of $1.0 million and $1.2 million as of April 24, 2005 and April 30, 2006, respectively. For the fiscal years ended April 24, 2005 and April 30, 2006, respectively, this adjustment decreased net income by $0.2 million and $                     million, respectively.

Hurricane Impairment

In the second fiscal quarter ended October 29, 2006, the Company identified and recorded $7.4 million in fixed assets at Isle-Biloxi that should have been impaired related to damages from Hurricane Katrina in the

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Hurricane Impairment—(continued)

second fiscal quarter ended October 23, 2005. Since these assets were not written down in the proper period, the assets continued to be depreciated until their later identification. As part of this restatement, the Company has recorded the impairment charge with an offset to the insurance receivable and reversed the related depreciation expense in the fiscal year ended April 30, 2006. The effect of these cumulative adjustments increased retained earnings $0.1 million as of April 30, 2006. For the fiscal year ended April 30, 2006, net income increased by $0.1 million. There was no impact on net income or retained earnings during the fiscal year ended April 24, 2005.

Other Adjustments

As part of the restatement process, the Company has made correcting adjustments for the following items:

•

Progressive Slot Liability Seed—In fiscal year 2006, the Company determined that it had incorrectly recorded $1.1 million of expense booked over the lifetime of it operations, which related to the initial funding for progressive slot machine jackpots. The cumulative amount of this expense was reversed in the year ended April 30, 2006. As a result of this restatement, the financial statements have been restated to reflect the recognition of this expense in the appropriate periods. As of April 24, 2005, there was an increase in retained earnings of $0.6 million as a result of this change. There was no impact on retained earnings as of April 30, 2006. This adjustment did not affect net income for the fiscal year ended April 24, 2005 and decreased net income by $0.6 million for the fiscal year ended April 30, 2006.

•

Exit Liability—In February 1995, the Company executed a lease for certain blocks of land in Cripple Creek Colorado for the purpose of developing a gaming facility. The lease term is twenty-five (25) years commencing February 9, 1995 and expiring February 8, 2020, subject to the right of the Company to extend the term of the lease for seven (7) consecutive ten (10) year extensions. There exists an option to purchase the property lease, in favor of the Company. The Company accounted for the lease as an operating lease at the inception of the lease. In 1999, the current and long-term lease exit liabilities were established when it was determined that the Company did not plan to construct or open a casino in Cripple Creek in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, with a valuation charge (“restructuring charge”). The total amount of the exit liability that was established at that date was $2.5 million and the amount of the restructuring charge was $2.5 million. The disclosure for this exit liability was presented in the “Commitments” Note to the financial statements as a capital lease obligation, as well as, in the “Long-Term Debt” Note as other long-term debt and not disclosed as an exit activity. The original restructuring charge in the consolidated statements of operations was included in the line item, “Valuation charge”. As of April 24, 2005 and April 30, 2006 there was no net effect on retained earnings related to this adjustment. There was no effect on net income as a result of these items for the fiscal years ended April 24, 2005 and April 30, 2006.

•

Miscellaneous—In addition to the above listed items, the Company corrected various other items, which had the effect of a net decrease of $0.6 million and $1.7 million on retained earnings as of April 24, 2005 and April 30, 2006, respectively. These items increased net income $0.4 million for the fiscal year ended April 24, 2005 and decreased net income $1.1 million for the fiscal year ended April 30, 2006. These items primarily related to: the under-accrual of certain payroll, utility and legal costs, under depreciation of assets due to use of inappropriate lives and write-off of previously disposed assets.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Other Adjustments—(continued)

The following tables present the impact of the restatement adjustments on the consolidated financial statements presented in this Form 10-K by line item:

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Consolidated Income Operations

Increase/(Decrease) (in thousands, except per share data)

	Fiscal Year Ended April 24, 2005
	As Previously Reported	Adjustment	As Restated

Revenues:
Casino	$957,878	$(308)	$957,570
Pari-mutuel commissions and fees	20,126	(33)	20,093
Food, beverage and other	124,780	95	124,875
Gross revenues	1,135,877	(246)	1,135,631
Net revenues	947,572	(246)	947,326
Operating expenses:
Casino	157,289	30	157,319
Gaming taxes	215,134	9	215,143
Pari-mutuel commissions and fees	15,449	14	15,463
Food, beverage and other	29,848	75	29,923
Marine and facilities	56,680	18	56,698
Marketing and administrative	274,250	3,234	277,484
Depreciation and amortization	82,337	(1,867)	80,470
Total operating expenses	842,824	1,513	844,337
Operating income	104,748	(1,759)	102,989
Interest expense	(64,745)	(285)	(65,030)
Interest income	1,898	(279)	1,619
Income from continuing operations before income taxes and minority interest	36,650	(2,323)	34,327
Income tax provision	(16,125)	4,813	(11,312)
Minority interest	(5,493)	55	(5,438)
Income from continuing operations	15,032	2,545	17,577
Income from discontinued operations including gain on sale, net of income taxes	3,006	(846)	2,160
Net income	18,038	1,699	19,737

Earnings per common share basic:
Income from continuing operations	$0.51	$0.09	$0.59
Income from discontinued operations, net of income taxes	0.10	(0.03)	0.07

Net income	$0.61	$0.05	$0.66

Earnings per common share diluted:
Income from continuing operations	$0.49	$0.08	$0.57
Income from discontinued operatons, net of income taxes	0.09	(0.03)	0.07

Net income	$0.58	$0.06	$0.64

Weighted average basic shares	29,682		29,682
Weighted average diluted shares	30,930		30,930

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Consolidated Statement of Cash Flows

Increase/(Decrease) (in thousands)

	Fiscal Year Ended April 24, 2005
	As Previously Reported	Adjustment	As Restated

Operating activities:
Net income	$18,038	$1,698	$19,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,821	(1,867)	95,954
Gain on derivative instruments	—	(120)	(120)
Loss on disposal of assets	—	(1,106)	(1,106)
Valuation and other changes	4,136	3,958	8,094
Deferred income taxes	15,078	(1,208)	13,870
Minority interest	5,493	(55)	5,438
Changes in operating assets and liabilities:
Accounts receivable	(4,796)	(1,019)	(5,815)
Income taxes, net	4,949	(3,444)	1,505
Prepaid expenses and other assets	2,022	853	2,875
Accounts payable and accrued liabilities	13,524	5,938	19,462
Net cash provided by operating activities	169,886	(329)	169,557

Investing activities:
Purchase of property and equipment	(188,879)	931	(187,948)
Prepaid deposits and other	(4,327)	(868)	(5,195)
Net cash used in investing activities	(213,686)	63	(213,623)

Net increase in cash and cash equivalents	12,161	(266)	11,895
Cash and cash equivalents at beginning of year	134,582	—	134,582
Cash and cash equivalents at end of year	146,743	(266)	146,477

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Consolidated Balance Sheet

Increase/(Decrease) (in thousands)

	April 30, 2006
	As Previously Reported	Adjustment	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$121,193	$(144)	$121,049
Accounts receivable, net	17,268	(251)	17,017
Insurance receivable	72,053	7,309	79,362
Deferred income taxes, net	9,897	4,107	14,004
Prepaid expenses and other assets	15,560	(617)	14,943
Assets held for sale	222,446	(10,165)	212,281
Total current assets	476,144	239	476,383
Property and equipment, net	938,428	41,199	979,627
Goodwill	296,354	9,011	305,365
Other intangible assets	74,789	(635)	74,154
Deferred financing costs, net	16,064	98	16,162
Prepaid deposits and other	29,955	(6,130)	23,825
Total assets	1,833,944	43,782	1,877,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	8,588	(73)	8,515
Accounts payable	58,561	871	59,432
Interest	10,523	341	10,864
Payroll and related expenses	56,904	447	57,351
Property, gaming and other taxes	25,888	3,705	29,593
Income taxes, net	10,323	(1,187)	9,136
Progressive jackpots and slot club awards	12,415	3,704	16,119
Other	40,652	(1,771)	38,881
Total current liabilities	223,854	6,037	229,891
Long-term debt, less current maturities	1,212,692	(2,150)	1,210,542
Deferred income taxes, net	64,440	(9,032)	55,408
Other long-term liabilities	23,580	9,202	32,782
Other long-term obligations	—	42,365	42,365
Minority interest	26,690	(199)	26,491
Additional paid-in capital	160,508	3,040	163,548
Retained earnings	165,156	(5,392)	159,764
Accumulated other comprehensive income	220	(89)	131
Total stockholders’ equity	282,688	(2,441)	280,247
Total liabilities and stockholders’ equity	1,833,944	43,782	1,877,726

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Consolidated Statement of Operations

Increase/(Decrease) (in thousands, except per share data)

	Fiscal Year Ended April 30, 2006
	As Previously Reported	Adjustment	As Restated

Revenues:
Casino	$1,004,644	$(501)	$1,004,143
Pari-mutuel commissions and fees	20,573	(39)	20,534
Food, beverage and other	125,978	(121)	125,857
Gross revenues	1,188,194	(661)	1,187,533
Net revenues	988,020	(661)	987,359
Operating expenses:
Casino	152,490	42	152,532
Gaming taxes	220,039	(674)	219,365
Food, beverage and other	31,523	7	31,530
Marine and facilities	58,141	41	58,182
Marketing and administrative	293,969	3,531	297,500
Valuation and other charges	13,486	(98)	13,388
Depreciation and amortization	87,106	1,713	88,819
Total operating expenses	886,325	4,562	890,887
Operating income	101,695	(5,223)	96,472
Interest expense	(74,430)	(1,905)	(76,335)
Interest income	3,348	(654)	2,694
Income from continuing operations before income taxes and minority interest	28,503	(7,782)	20,721
Income tax provision	(14,176)	8,548	(5,628)
Minority interest	(6,517)	55	(6,462)
Income from continuing operations	7,810	821	8,631
Income from discontinued operations, net of income taxes	11,213	(969)	10,244
Net income	19,023	(148)	18,875

Earnings per common share basic:
Income from continuing operations	$0.26	$0.03	$0.29
Income from discontinued operations, net of income taxes	0.37	(0.03)	0.34

Net income	$0.63	$—	$0.63

Earnings per common share diluted:
Income from continuing operations	$0.25	$0.03	$0.28
Income from discontinued operatons, net of income taxes	0.36	(0.03)	0.32

Net income	$0.61	$—	$0.60

Weighted average basic shares	30,028		30,028
Weighted average diluted shares	31,270		31,270

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. Restatement—(continued)

Consolidated Statement of Cash Flows

Increase/(Decrease) (in thousands)

	Fiscal Year Ended April 30, 2006

	As Previously Reported	Adjustment	As Restated

Operating activities:
Net income	$19,023	$(148)	$18,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,789	1,712	100,501
Loss on derivative instruments	1,585	(3,050)	(1,465)
Loss on disposal of assets	—	668	668
Asset impairment	68,560	7,308	75,868
Loss on asset disposal	—	1,086	1,086
Deferred income taxes	8,932	(8,512)	420
Hurricane impairment charge	—	7,309	7,309
Minority interest	6,517	(55)	6,462
Accounts receivable	(5,874)	80	(5,794)
Insurance receivable	(125,959)	(7,309)	(133,268)
Income taxes, net	13,119	(827)	12,292
Prepaid expenses and other assets	(1,865)	4,275	2,410
Accounts payable and accrued liabilities	(2,327)	6,184	3,857
Net cash provided by operating activities	99,547	326	99,873

Investing activities:
Purchase of property and equipment	(224,849)	458	(224,391)
Prepaid deposits and other	(10,815)	(1,188)	(12,003)
Net cash used in investing activities	(188,904)	(730)	(189,634)

Financing activities:
Proceeds from exercise of stock options	9,338	526	9,864
Net cash provided by financing activities	64,382	526	64,908

Net decrease in cash and cash equivalents	(25,550)	122	(25,428)
Cash and cash equivalents at beginning of year	146,743	(266)	146,477
Cash and cash equivalents at end of year	121,193	(144)	121,049

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3. Assets Held for Sale

On April 25, 2005, the Company and Colorado Grande executed a Stock Purchase Agreement with a subsidiary of Nevada Gold & Casinos, Inc. (“Nevada Gold”) to sell all outstanding shares of the common stock of Colorado Grande to a subsidiary of Nevada Gold. Nevada Gold is the minority investor of Isle of Capri Black Hawk, L.L.C. The aggregate estimated sales price agreed to was $6.5 million payable:

(a) $0.6 million in cash upon closing and

(b) a $5.9 million promissory note secured by the stock of Colorado Grande and Nevada Gold’s future membership distributions from the Isle-Black Hawk until the note has been fully repaid. The balance outstanding under this note was $1.3 million and $3.3 million as of April 29, 2007 and April 30, 2006, respectively.

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

On July 31, 2006, the sale of Isle—Bossier City and Isle-Vicksburg to privately owned Legends Gaming, LLC was completed for $240.0 million cash plus a working capital adjustment of $7.4 million. The Company received $240.0 million, less transaction fees, at closing and has been paid $4.9 million of the $7.4 million working capital adjustment as of April 29, 2007. Assets held for sale on the consolidated balance sheet as of April 30, 2006 include $42.8 million of fixed assets at the Isle-Vicksburg and $126.5 million of fixed assets and $43.0 million of goodwill and other intangible assets at the Isle-Bossier City.

Net revenues, gain on sale of discontinued operations, pretax income (loss) from discontinued operations, income tax provision from discontinued operations and income from discontinued operations, net of tax are summarized as follows (in thousands):

	Discontinued Operations Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005

		(Restated)	(Restated)
Net revenues	$41,291	$166,361	$171,056
Gain on sale of discontinued operations	23,244	—	—
Pretax income from discontinued operations	5,599	16,874	5,462
Income tax provision from discontinued operations	(12,151)	(6,630)	(3,302)
Income from discontinued operations, net of tax	16,692	10,244	2,160

Net interest expense of $3.3 million, $13.0 million and $11.4 million for fiscal years 2007, 2006 and 2005, respectively, has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation in accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations.”

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	April 29, 2007	April 30, 2006

		(Restated)
Property and equipment:
Land and land improvements	$141,222	$125,185
Leasehold improvements	320,250	265,360
Buildings and improvements	530,358	397,026
Riverboats and floating pavilions	127,812	126,590
Furniture, fixtures and equipment	452,859	381,186
Construction in progress	223,351	86,810

Total property and equipment	1,795,852	1,382,157
Less accumulated depreciation and amortization	457,282	402,530

Property and equipment, net	$1,338,570	$979,627

71.1

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. Property and Equipment, Net—(continued)

Interest capitalized totaled $9.5 million, $4.6 million and $3.2 million in fiscal years 2007, 2006 and 2005, respectively.

Included in furniture, fixtures and equipment, is $10.1 million and $6.7 million of unamortized computer software costs as of April 29, 2007 and April 30, 2006, respectively. Amortization of software costs, included in depreciation and amortization in the accompanying consolidated statements of operations, recorded in fiscal years 2007, 2006 and 2005 was $2.9 million, $2.3 million and $1.9 million, respectively.

As discussed in Note 1, the Company is required to be treated, for accounting purposes only, as the “owner” of the Coventry Convention Center, in accordance with EITF 97-10. At April 29, 2007 and April 30, 2006, the cost of the asset is £28.4 ($56.8) million and £28.4 ($51.7) million, respectively, and accumulated depreciation is £0.8 ($1.4) million and £1.8 ($3.5) million, respectively. Depreciation expense is £1.0 ($1.9), £0.8 ($1.4) million and £0 ($0) in fiscal years 2007, 2006 and 2005, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets are as follows (in thousands):

	Goodwill	Gaming Licenses	Trademarks	Other Intangible Assets
April 24, 2005 balance (Restated)	$314,557	$42,783	$12,319	$55,102
Pompano license acquisition	—	625	—	625
Waterloo license acquisition	—	18,545	—	18,545
Impairment related to Blue Chip Casinos	(9,192)	—	(118)	(118)

April 30, 2006 balance (Restated)	305,365	61,953	12,201	74,154
Impairment related to the Isle—Lula	(7,800)	—	—	—
Purchase accounting adjustment to deferred taxes	(297)	—	—	—

April 29, 2007 balance	$297,268	$61,953	$12,201	$74,154

A charge of $4.0 million was recorded in fiscal 2005 for the impairment of the Colorado Grande-Cripple Creek’s goodwill is classified as discontinued operations on the consolidated statements of operations.

6. Restricted Cash

As of April 29, 2007, restricted cash is $4.6 million, which consists of $1.0 million held in escrow related to a lease at one of the properties, $1.6 million related to a state tax bond and other gaming deposits at various properties and a $2 million escrow payment related to the acquisition of the casino in Caruthersville, Missouri (See Note 25 for additional information.) As of April 30, 2006, restricted cash is $2.2 million which includes $1.0 million held in escrow for the Company related to a lease at one of the properties and $1.2 million related to state tax bonds and other gaming deposits at various properties.

7. Self-Insurance Liabilities

The Company’s employee-related health care benefits program, workers’ compensation insurance and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through stop-loss insurance policies. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of April 29, 2007 and April 30, 2006, the Company’s employee-related health care benefits program and discounted workers’ compensation and general liabilities for unpaid and incurred but not reported claims are $28.9 million and $27.4 million, respectively and are included in Accrued liabilities-payroll and related for health care benefits and workers’ compensation insurance and in Accrued liabilities-other for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 29, 2007	April 30, 2006

		(Restated)
7% Senior Subordinated Notes	$500,000	$500,000
9% Senior Subordinated Notes	200,000	200,000
Senior Secured Credit Facility:
Variable rate term loan	293,500	296,500
Revolver	210,000	—
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to Isle of Capri Casinos, Inc.:
Variable rate term loan	187,150	189,050
Revolver	16,400	20,600
Isle-Black Hawk Special Assessment BID Bonds, non-recourse to Isle of Capri Casinos, Inc.	348	472
Blue Chip Credit Facility non-recourse to Isle of Capri Casinos, Inc.	6,157	6,563
Variable rate TIF Bonds due to City of Bettendorf	1,751	2,926
Variable rate General Obligation Bonds due to City of Davenport	1,505	1,675
Other	1,168	1,271

	1,417,979	1,219,057
Less current maturities	7,594	8,515

Long-term debt	$1,410,385	$1,210,542

The following is a brief description of the Company and its subsidiaries’ borrowing arrangements.

7% Senior Subordinated Notes

On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014 (“7% Senior Subordinated Notes”). The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and the Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 23. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, including the $200 million in aggregate principal amount of the existing 9% Senior Subordinated Notes, and senior to any future subordinated indebtedness. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1 and September 1 through maturity.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. Long-Term Debt—(continued)

7% Senior Subordinated Notes—(continued)

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

9% Senior Subordinated Notes

On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (“9% Senior Subordinated Notes”). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 23. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% Senior Subordinated Notes and senior to any future subordinated indebtedness. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15 and September 15 through maturity.

The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15 of the years indicated below.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. Long-Term Debt—(continued)

Senior Secured Credit Facility

On February 4, 2005, the Company refinanced its senior secured credit facility (the “February 2005 Credit Facility”). The refinanced facility provides for a $400.0 million revolving credit facility maturing on February 4, 2010 and a $250.0 million term loan facility maturing on February 4, 2011 (or February 6, 2012 if the Company elects to refinance its existing 9% Senior Subordinated Notes currently due March 2012). Pursuant to the refinancing, the Company recognized a loss on the early extinguishment of debt totaling $5.3 million. On August 3, 2005, the Company exercised its option for a delayed draw term loan for an additional $50.0 million. The draw was accessed in anticipation of funding the Company’s ongoing development projects. At the Company’s and the lead arranger’s mutual discretion, the Company may increase the revolver and/or term loan, in an aggregate amount up to $200.0 million, subject to certain conditions. The term loans are payable in quarterly principal installments beginning on March 31, 2005 and ending on February 4, 2011 unless extended as described above. The revolving credit facility bears interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan bears interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%. The weighted average effective interest rate of the February 2005 Credit Facility for the fiscal year ended April 29, 2007 and April 30, 2006, was 7.73% and 6.76%, respectively. The Company is required to pay a commitment fee of 0.50% of the unused revolving facility.

The senior secured credit facility provides for certain covenants, including those of a financial nature. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. As a result of the Company’s delay in filing its original third quarter of fiscal year 2007 Form 10-Q, the Company did not meet its financial reporting requirements. On March 15, 2007, the Company received a limited waiver through June 15, 2007, which was later extended through August 31, 2007, to meeting its financial reporting requirement, as well as waiving certain financial covenants for the fourth quarter of fiscal year 2007 and first quarter of fiscal year 2008. As of April 29, 2007, the Company was in compliance with all of the February 2005 Credit Facility covenants.

As of April 29, 2007, the Company had letters of credit outstanding under the February 2005 Credit Facility totaling $19.0 million, and therefore the net line of credit availability under the February 2005 Credit Facility was $171.0 million.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. Long-Term Debt—(continued)

Isle-Black Hawk Senior Secured Credit Facility

Isle of Capri Black Hawk, L.L.C., a joint venture company that owns and operates two casinos in Black Hawk, Colorado is owned 57% by Isle of Capri Casinos, Inc. and 43% by a subsidiary of Nevada Gold & Casinos, Inc. On October 24, 2005, Isle of Capri Black Hawk, L.L.C. entered into a $240.0 million Second Amended and Restated Credit Agreement (the “Isle-Black Hawk Credit Facility”). The credit agreement, which amends and restates the Isle of Capri Black Hawk, L.L.C.’s existing credit agreement in its entirety, provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. Pursuant to the amendment executed during fiscal year 2006, Isle of Capri Black Hawk, L.L.C. recognized a loss on the early extinguishment of debt of $2.1 million due to the write-off of previously deferred financing costs related to its existing senior secured credit facility. At the Isle of Capri Black Hawk, L.L.C.’s and the lead arranger’s mutual discretion, Isle of Capri Black Hawk, L.L.C. may increase the size of the revolver and/or term loan facility in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly principal installments of $0.475 million beginning on December 30, 2005 through September 30, 2010, and $45.125 million beginning December 31, 2010 through September 30, 2011. The revolving loans bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin up to 1.25% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loan bears interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable base rate margin of 1.00% or the rate that the lead arranger announces from time to time as its prime lending rate, plus an applicable base rate margin of 1.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%. The Isle of Capri Black Hawk, L.L.C is required to pay a commitment fee of 0.5% of the unused portion of the revolving facility. The credit agreement is secured by liens on substantially all of the Isle of Capri Black Hawk, L.L.C.’s assets. The credit agreement contains customary representations and warranties and affirmative and negative covenants and is non-recourse to the Company. The weighted average effective interest rate of total debt outstanding under the Isle-Black Hawk Credit Facility at April 29, 2007 and April 30, 2006 was 6.79% and 6.51%, respectively.

Effective January 26, 2007, the Company executed a First Amendment to the Second Amended and Restated Credit Agreement amending certain covenant requirements for the third and fourth quarters of fiscal year 2007. The Isle of Capri Black Hawk, L.L.C. was in compliance with all covenants as of April 29, 2007. Effective July 20, 2007, the Company executed a Second Amendment to the Second Amended and Restated Credit Agreement to adjust certain financial covenants for the remainder of the term of the Isle-Black Hawk Credit Facility.

As of April 29, 2007, the Isle of Capri Black Hawk, L.L.C. had no letters of credit outstanding under the Isle-Black Hawk Credit Facility. As of April 29, 2007, the net line of credit availability under the Isle-Black Hawk Credit Facility was $33.6 million.

Interest Rate Swap Agreements

The Isle of Capri Black Hawk, L.L.C. has interest rate swap agreements with an aggregate notional value of $80.0 million or 39.3% of its variable rate term loan outstanding under the Isle-Black Hawk Credit Facility as of April 29, 2007. The swap agreements effectively convert portions of Isle of Capri Black Hawk, L.L.C.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. Long-Term Debt—(continued)

Interest Rate Swap Agreements—(continued)

variable rate debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during the first and fourth quarters of fiscal year 2008. For the fiscal years ended April 29, 2007, April 30, 2006 and April 24, 2005, Isle of Capri Black Hawk, L.L.C. recorded a net valuation (gain) loss of $1.0 million, $(1.4) million and $(.2), respectively in food, beverage and other within the accompanying consolidated statements of income related to the change in fair market value of the undesignated swap agreements.

The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts not designated as hedging instruments, expressed in present value terms, totaled $0.5 million and $1.6 million as of April 29, 2007 and April 30, 3006, respectively. Based on the maturity dates of the contracts, these amounts are included in prepaid deposit and other assets in the accompanying consolidated balance sheets.

Isle-Black Hawk Special Assessment BID Bonds

In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2.9 million in 6% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the “SID”), of which the Isle of Capri Black Hawk, L.L.C. is a member. The costs of the improvements were $2.2 million, with the excess proceeds being returned to the bondholders by the BID. Isle of Capri Black Hawk, L.L.C. is responsible for 50% of the $2.2 million plus interest, which is non-recourse to the Isle of Capri Casinos, Inc. In April 2000, the Isle of Capri Black Hawk, L.L.C. made the first of twenty semi-annual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1.1 million, or 50% of the net bond proceeds, over twenty periods at an interest rate of 6.25%. The difference between the bond rate of 6.00% and the 6.25% assessed is to cover administrative costs of the BID related to the issuance.

Blue Chip Credit Facility

Blue Chip Casinos Plc (“Blue Chip”) entered into an agreement effective November 28, 2003, as amended, on May 24, 2004, with the Bank of Scotland to borrow up to £3.5 million (the “Blue Chip Credit Facility”) to fund its casino development program. As of April 29, 2007, total outstanding debt aggregated £3.1 million ($6.2 million) which consisted of a £2.5 million ($5.0 million) term loan facility and a £0.6 million ($1.2 million) outstanding balance under the £0.8 million available revolving loan facility. The term loan is to be repaid in quarterly principal payments starting in July 2005 and continuing through July 2009. The interest rate at Blue Chip’s option, is (1) the Bank of Scotland’s base rate plus a margin of 2.0% or (2) LIBOR plus a margin of 1.75%. As of April 29, 2007, the Bank of Scotland’s base rate was 5.25% and the variable margin was 2.00% resulting in an effective interest rate of 7.25%. The Blue Chip Credit Facility is non-recourse to the Company.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. Long-Term Debt—(continued)

Blue Chip Credit Facility—(continued)

Blue Chip Casinos Plc was in compliance with all covenants as of April 29, 2007. As of April 29, 2007, Blue Chip Casinos Plc had no letters of credit outstanding under the Blue Chip Credit Facility. As of April 29, 2007, net line of credit availability under the Blue Chip Credit Facility was £0.2 million ($0.4 million).

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

Isle-Davenport General Obligation Bonds

In fiscal 2002, the Isle-Davenport entered into an agreement with the City of Davenport whereby the City of Davenport would construct and own a skybridge connecting to the Isle-Davenport’s facility, allowing safer access across the street and railroad tracks. The project, has been completed by the City of Davenport, at a cost of approximately $6.4 million, with the Isle-Davenport obligated to pay $1.8 million. In February 2004, the City of Davenport issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. The Isle-Davenport is required to make annual payments of principal and interest to the City of Davenport to retire the bonds.

Senior Secured Credit Facility Refinancing

On July 26, 2007, the Company entered into an up to $1.35 billion senior secured credit facility (the “July 2007 Credit Facility”), replacing the February 2005 Credit Facility. The July 2007 Credit Facility is secured on a first priority basis, subject to certain permitted liens, by substantially all of the Company’s assets and certain of its subsidiaries. The July 2007 Credit Facility consists of a $475 million five-year revolving credit facility which matures on July 26, 2012 and an $875 million term loan facility which matures on November 25, 2013, subject to extension at the Company’s option to July 26, 2014 upon the satisfaction of certain conditions. The $875 million term loan facility consists of a $500 million senior secured loan facility which was drawn at closing; a $200 million senior secured delayed draw facility which may be drawn within 30 days after closing in order to retire the Company’s 9% Senior Subordinated Notes which are being called, in accordance with the terms of the related indenture, on or about July 30, 2007, at a call price of 104.5% ($9 million call premium); and a $175 million senior secured delayed draw facility which can be drawn within twelve months from closing, at the Company’s option. The redemption of the 9% Senior Subordinated Notes and the satisfaction and discharge of the related indenture are expected to occur on or about August 30, 2007. The July 2007 Credit Facility also provides for up to an aggregate amount of $500 million in incremental financing (also referred to as “greenshoe” facilities) of which $300 million may be used for general corporate purposes and $200 million may be used, at the Company’s option, solely to refinance the Isle-Black Hawk Credit Facility. All incremental facilities are subject to certain conditions, including the agreement of existing and/or new lenders to make the additional credit extensions thereunder and will be guarantied and secured on a pari passu basis with the July 2007 Credit Facility.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. Long-Term Debt—(continued)

As a result of refinancing the Company’s credit facility, additional financing costs have or will be incurred which will be capitalized and amortized over the term of the respective tranche as defined under the July 2007 Credit Facility. Deferred financing costs under the February 2005 Credit Facility will be evaluated in accordance with GAAP in which the Company anticipates it will write off all or part of the remaining balance as of July 26, 2007.

Other

The aggregate principal payments due on long-term debt as of April 29, 2007 over the next five fiscal years and thereafter, which does not reflect the July 2007 Credit Facility, are as follows (in thousands):

Fiscal Year Ending
2008	$7,594
2009	7,928
2010	218,262
2011	392,404
2012	290,569
Thereafter	501,222

$1,417,979

79.1

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	Unrealized gain (loss) on interest rate swaps	Foreign currency translation adjustment	Accumulated other comprehensive income
Balance, April 25, 2004 (restated)	$(240)	$761	$521
Net change	345	1,916	2,261

Balance, April 24, 2005 (restated)	105	2,677	2,782
Net change	(105)	(2,546)	(2,651)

Balance, April 30, 2006 (restated)	—	131	131
Net change	—	3,227	3,227

Balance, April 29, 2007	$—	$3,358	$3,358

10. Commitments

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. Commitments

Blue Chip Casinos, plc

In November 2003, pursuant to a subscription and shareholders agreement, the Isle of Capri Casinos, Ltd. (the “Isle-Ltd.”), a wholly owned subsidiary of the Company, acquired a two-thirds interest in Blue Chip. Under the agreement, the Isle-Ltd. has the option to require the minority shareholders to sell their respective shares to the Isle-Ltd at fair value or at a price to be agreed upon. This option is available for a period of two years from the later of five years after the acquisition date or for three years after the introduction of new gaming laws. If the Isle-Ltd. does not exercise its option, the minority shareholders have the right, during the one-year period after the option expiration date, to require the Isle-Ltd. to purchase the minority shares at fair value or at a price to be agreed upon. Due to the current uncertainty in United Kingdom gaming legislation and the long-term nature of this option, the impact of this obligation is not reasonably estimable at this time.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. Commitments—(continued)

Operating Leases

Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 29, 2007 (in thousands):

Fiscal Year Ending:
2008	$19,701
2009	19,231
2010	16,462
2011	15,397
2012	14,621
Thereafter	585,221

Total minimum lease payments	$670,633

Rent expense was approximately $41.1 million in fiscal year 2007, $36.2 million in fiscal year 2006 and $37.0 million in fiscal year 2005. Such amounts include contingent rentals of $10.3 million in fiscal year 2007, $9.9 million in fiscal year 2006 and $9.7 million in fiscal year 2005.

11. Other Long-Term Obligations

The Company entered into an agreement during fiscal year 2004 to lease space for a new casino, which opened in July 2007, in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. Due to certain structural elements installed by the Company during the construction of the space being leased and certain prepaid lease payments it made, the Company is required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”. Accordingly, the Company has recorded a long-term obligation for £23.8 million $47.6 million and £23.3 million $42.4 million as of April 29, 2007 and April 30, 2006, respectively, even though the Company does not own this asset, is not the obligor on the corresponding long-term obligation and does not participate in or control the operations of the convention center.

The other long-term obligation will be reflected in the accompanying consolidated balance sheets until completion of the lease term, when the related fixed assets will be removed from the Company’s financial statements. At such time, the net of the remaining obligation and carrying value of the fixed asset will be recognized as a gain on sale of the facility.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

11. Other Long-Term Obligations—(continued)

The following table represents future minimum payments, which will be recognized as interest expense, due under the long-term obligation as of April 29, 2007 in values of both Great British Pounds and U.S. Dollars (in thousands) using the April 29, 2007 exchange rate of 1.9985 US Dollars to Great British Pound.

Fiscal Year Ending:
2008	£565	$1,130
2009	623	1,245
2010	623	1,245
2011	623	1,245
2012	623	1,245
Thereafter	18,680	37,332

Total minimum payments	£21,737	$43,442

12. Related Party Transactions

The Company leases approximately eight acres of land on a month-to-month basis from an entity owned by the Company’s chairman and chief executive officer and members of his family. The land is used for parking and warehouse space by the Isle-Bettendorf. The initial term of the lease expires sixty days after written notice is given to either party and rent under the lease is currently $23,360 per month.

The Company reimbursed Alter Trading Corporation (a private entity owned by the Company’s chairman and chief executive officer and his family) for annual lease payments of approximately $46,000, $119,000 and $93,000 in fiscal years 2007, 2006 and 2005, respectively, for property leased by Alter Trading Corporation. The land was leased at the Company’s request in order to secure sites for possible casino operations.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12. Related Party Transactions—(continued)

A member of the Board of Directors, has provided consulting services to the Company related to on-going contracts and real estate transactions in the United States. The total fees paid were $56,000 plus expenses in fiscal year 2007 and were made prior to his joining the Board of Directors.

On August 19, 2004, the Company entered into a contract with a member of the Board of Directors, for consulting fees related to on-going contracts and transactions in the United Kingdom. The total fees paid under this contract was $60,000 in both fiscal years 2007 and 2006 and $40,000 in fiscal year 2005. The contract continues month-to-month at $5,000 per month.

On April 26, 2005, one of the Company’s wholly owned subsidiaries, Isle of Capri Bettendorf, L.C., entered into a Development Agreement with the City of Bettendorf, Iowa and Green Bridge Company relating to the development of a conference/events center in Bettendorf, Iowa, the expansion of the hotel at the Isle-Bettendorf and related facilities, including a skywalk between the hotel and conference/events center and a parking facility. Green Bridge Company is indirectly wholly owned by the Company’s chairman and chief executive officer and members of his family. The Development Agreement contemplates that, as part of the transaction, Isle of Capri Bettendorf, L.C. will purchase certain real estate owned by Green Bridge Company at its fair market value, as determined by an appraisal process. It also contemplates that Isle of Capri Bettendorf, L.C. will hold Green Bridge Company harmless from certain future increases in assessments on adjacent property owned by Green Bridge Company, capped at $4.5 million.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13. Common Stock

Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005
		(Restated)	(Restated)
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(21,329)	$8,631	$17,577
Income from discontinued operations	16,692	10,244	2,160

Net income (loss)	$(4,637)	$18,875	$19,737

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	30,384	30,028	29,682
Effect of dilutive securities Employee stock options and nonvested restricted stock	—	1,242	1,248

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	30,384	31,270	30,930

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.70)	$0.29	$0.59
Income from discontinued operations	0.55	0.34	0.07

Net income (loss)	$(0.15)	$0.63	$0.66

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.70)	$0.28	$0.57
Income from discontinued operations	0.55	0.32	0.07

Net income (loss)	$(0.15)	$0.60	$0.64

Any options with an exercise price in excess of the average market price of the Company’s common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations. The average number of options excluded from the calculation was 335,106 shares and 1,468,478 shares for fiscal years 2006 and 2005, respectively. There was no dilutive effect of stock options due to the loss from continuing operations for the year ended April 29, 2007, however, the number of options that would have been excluded from the calculation of diluted earnings per share had the Company reported income from continuing operations would have been 15,886 shares.

Stock-Based Compensation—Stock Option Plan

The Company has three stock-based compensation plans, the 1992 Stock Option Plan, the 1993 Stock Option Plan and the 2000 Stock Option Plan as amended, which have a maximum of 1,058,750, 4,650,000 and 3,500,000 options, respectively, which we reserved for issuance and may be granted to directors, officers and employees. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13. Common Stock—(continued)

Stock-Based Compensation—Stock Option Plan—(continued)

after the date of grant. The Company has 771,788 shares available for future issuance under its equity compensation plans as of April 29, 2007.

Effective May 1, 2006, the Company adopted SFAS 123 using the modified prospective method, thus, results for the periods prior to May 1, 2006 have not been restated in relation to the application of SFAS 123(R). As a result of adopting SFAS 123(R), the Company recognized $7.2 million for stock option expense for fiscal year 2007, which is included in marketing and administrative expense in the accompanying consolidated statements of operations. The income tax benefit recognized for nonqualified stock option expense was approximately $1.6 million for fiscal year 2007. The impact of adopting SFAS 123(R) decreased income from continuing operations and net income by $5.6 million for fiscal year 2007. The incremental expense for stock options, net of income tax benefit, increased loss per common share—basic and diluted by $0.19 for fiscal year 2007. The Company also recognized an excess tax benefit on the exercise of stock options of $0.8 million which decreased the Company’s federal taxes payable. As of April 29, 2007, there was $8.2 million in unrecognized stock compensation costs, related to unvested options, which the Company expects it will recognize over the remaining vesting period of 5 years with a weighted average period of 3.3 years. Stock options granted by the Company generally are exercisable in yearly installments of 20%, commencing one year after the date of grant. The Company recognizes compensation expense for these grants on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table for the periods presented. Weighted average volatility is calculated using the historical volatility of the Company’s stock prices over a range of dates equal to the expected term of a grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005
Weighted average volatility	52.28%	55.03%	57.61%
Expected dividends	None	None	None
Weighted average expected term (in years)	5.89	6.36	6.25
Weighted average risk-free rate	4.69%	4.32%	3.96%

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13. Common Stock—(continued)

Stock-Based Compensation—Stock Option Plan—(continued)

A summary of option activity for the fiscal year 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding options at May 1, 2006	2,932,100	$15.85
Options granted	642,785	25.07
Options exercised	(389,271)	12.30
Options forfeited and expired	(228,541)	20.54

Outstanding options at April 29, 2007	2,957,073	$17.96	6.1	$21,557,062

Outstanding exercisable options at April 29, 2007	1,575,773	$13.89	4.2	$17,900,781

89.1

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13. Common Stock—(continued)

Stock-Based Compensation—Stock Option Plan—(continued)

The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $5.0 million, $6.9 million and $12.2 million, respectively. Upon the exercise of options, the Company issues new shares to the optionee which increases the total number of common shares outstanding. The weighted average fair value of options granted during the fiscal years 2007, 2006 and 2005 was $13.67, $13.09 and $11.00 per share, respectively.

Prior to May 1, 2006, the Company applied the recognition and measurement principles of APB 25 and related Interpretations in accounting for the Company’s three stock-based employee compensation plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148, to stock-based employee compensation.

	April 30, 2006	April 24, 2005
	(restated)	(restated)
Net income	$18,875	$19,737
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,804)	(3,944)

Pro forma net income	$15,071	$15,793

		.
Earnings per common share:
Basic — As reported	$0.63	$0.66

Basic — Pro forma	$0.50	$0.53

Earnings per common share:
Diluted — As reported	$0.60	$0.64

Diluted — Pro forma	$0.48	$0.51

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

13. Common Stock—(continued)

Stock-Based Compensation—Deferred Bonus Plan

In fiscal 2001, the Company’s stockholders approved the Deferred Bonus Plan. The Plan provides for the issuance of non-vested stock to eligible officers and employees who agree to receive a deferred bonus in the form of non-vested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years and the fair value of the non-vested stock is amortized ratably over the vesting period. At April 29, 2007, the non-vested stock outstanding in connection with the Plan totaled 99,981 shares, none of which were granted during fiscal year ended April 29, 2007. Compensation expense related to stock-based compensation under the Deferred Bonus Plan totaled $0.5 million in fiscal 2007, $0.5 million in fiscal 2006 and $0.6 million in fiscal 2005. The Company does not plan to award any further compensation under this plan, however, any grants that have been awarded prior to the plan’s discontinuation will be paid provided the vesting requirements are met.

In accordance with the adoption of SFAS 123(R) on May 1, 2006, the Company includes an estimate of restricted shares expected to be forfeited in lieu of accounting for forfeitures as they occur in recording compensation expense under the Deferred Bonus Plan.

The following table presents the number and weighted average grant-date fair value of shares granted, vested and forfeited during the fiscal year 2007:

Deferred Bonus Plan

	Number of Shares	Weighted Average Fair Value
Non-vested stock at May 1, 2006	121,283	$19.89
Shares granted	—	—
Shares vested	(13,289)	20.04
Shares forfeited	(8,013)	20.70

Non-vested stock at April 29, 2007	99,981	$19.80

The weighted average fair value of shares vested related to the Deferred Bonus Plan for fiscal years 2007, 2006 and 2005 is $0.3 million, $0.7 million and $0.7 million, respectively.

Stock Repurchase

On November 15, 2000, the Company’s Board of Directors approved a stock repurchase program, which allowed for the purchase of up to 1.5 million shares of the Company’s outstanding common stock. The Board expanded this program on January 11, 2001 and allowed an additional 1.5 million shares to be repurchased. On October 25, 2002, the Company’s Board of Directors approved a new stock repurchase program allowing for the purchase of up an additional 1.5 million shares of the Company’s outstanding common stock. The Board expanded this program on October 10, 2005, allowing for an additional 1.5 million shares to be repurchased. In total, the Board has approved a total of 6.0 million shares of the Company’s outstanding common stock to be repurchased. As of April 29, 2007, the Company has repurchased 4.8 million and retired 553,800 shares of common stock under these programs.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

14. Deferred Compensation Plans

2005 Deferred Compensation Plan

On January 11, 2005, the Company adopted the 2005 Deferred Compensation Plan (the “Plan”), which amended and restated the prior deferred compensation arrangement. The Plan is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, bonus payments and any voluntary deferrals to the Company’s Retirement Trust and Savings Plan in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of the Company’s common stock.

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

15. Employee Benefit Plan

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees who have completed one year of service. The Company’s contribution expense related to the 401(k) plan was approximately $1.9 million in fiscal year 2007, $1.7 million in fiscal year 2006 and $1.7 million in fiscal year 2005. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount. The 401(k) plan allows employees to invest no more than 5% of their contribution in the Company’s common stock.

16. Hurricanes and Related Charges

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of Mississippi and Louisiana, which resulted in significant damage to the Company’s facility and its casino barge under construction in Biloxi, Mississippi. On December 26, 2005 the Company, using its existing facility, opened a casino as part of the land-based structure that was not severely damaged by the storm.

On September 22, 2005, Hurricane Rita struck the Gulf Coast of Louisiana and Texas, which caused damage to the casino and hotel facilities in Lake Charles, Louisiana. The property was closed for 16 days and reopened on October 8, 2005.

On October 24, 2005, Hurricane Wilma struck Florida, causing damage to the Company’s Pompano Park racing facility. The Property was closed until December 2, 2005.

The Company has insurance coverage related to the three hurricanes for property damage and destruction, business interruption insurance for incremental costs incurred and business interruption insurance for lost profits. The Company believes it will receive proceeds from its insurance carriers related to all three types of losses the Company has sustained.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

16. Hurricanes and Related Charges—(continued)

The Company has recognized as hurricane related charges, net the property impairment of $75.9 million in the accompanying statements of operations. In addition to the property impairment, the Company also incurred additional costs directly related to the hurricane damage and recovery and the property operating costs related to the period of closure which are also covered under the insurance policies. The Company has recorded a total of $84.8 million, consisting of $62.2 in fiscal year 2006 and $22.6 million in fiscal year 2007 for incremental costs.

As discussed above, the Company has business interruption insurance for lost profits. Gains recognized under this coverage are recorded in food, beverage and other revenue in the accompanying statements of operations when the Company receives proof of loss from the insurance carriers. In the third fiscal quarter of 2007, the Company recorded a gain and insurance receivable of $2.8 million as the result of the receipt of a proof of loss under the business interruption-loss of income coverage related to Hurricane Rita at the Isle-Lake Charles and Hurricane Wilma at Pompano Park. This amount was received during the fourth fiscal quarter of 2007.

The Company has established an insurance receivable of $158.7 million since the inception of the claims. This amount includes the property impairments recognized, incremental costs incurred and receipt of proof of loss, net of the deductible portion of its claims, of $4.8 million, which was expensed in fiscal 2006 and recorded as hurricane related charges, net on the consolidated statements of operations.

As of April 29, 2007, the Company has received advances of $102.7 million related to property impairment and incremental costs incurred. The Company believes it will ultimately collect more than the $75.9 million related to the property impairment as the insurance coverage is for replacement value and the insurance receivable recorded for the property impairment represents the net book value off the assets at the date of loss. In addition, the Company has not yet received proof of losses on open claims under the business interruption loss of profits coverage. The Company continues to negotiate with its insurers to settle its claims. The timeline for final settlement of the claims is expected to occur within one year.

The following table shows the activity flowing through the insurance accounts (thousands):

	Total Items Incurred as of
	April 29, 2007	April 30, 2006
		(Restated)
Property impairment	$75,868	$75,868
Incremental costs incurred	84,793	62,175
Loss of income*	2,817	—
Hurricane related charges, net	(4,776)	(4,776)

Insurance receivable, gross	158,702	133,267
Insurance receipts	(102,662)	(53,905)

Insurance receivable, net	$56,040	$79,362

*	Represents business interruption claim for loss of income for which a proof of loss has been received.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

16. Hurricanes and Related Charges—(continued)

During fiscal year 2005, Hurricane Frances caused the Isle-Our Lucaya to close from September 1, 2004 to October 13, 2004 and twenty-one other days throughout October 2004 and November 2004. Also Hurricane Ivan caused the closing of the Isle-Biloxi from September 14, 2004 through September 17, 2004. In fiscal 2005, the Company received a proof of loss related to business interruption insurance and recorded $2.2 million as “Food, beverage and other” revenue in the accompanying consolidated statements of operations related to these closures.

17. Valuation and Other Charges

In fiscal year 2007, the Company recorded valuation and other charges of $8.5 million in the accompanying consolidated statements of operations. The amount primarily relates to the $7.8 million goodwill impairment charge at Isle-Lula that resulted from the Company’s annual valuation review required by FAS 142. Also included in this amount was approximately $0.7 million related to the write-down of the long-lived assets due to the closure of one of the Blue Chip casino in Walsall, England.

The Company recorded a valuation and other charges of $13.4 million during fiscal year 2006. This charge related to a $9.2 million impairment charge against goodwill and other intangible assets and a $0.6 million charge on fixed asset at the Company’s Blue Chip properties due to the economic performance of Blue Chip. The Company also recorded a $3.6 million charge related to its planned exit of Isle-Our Lucaya. The $3.6 million was comprised of $2.4 million in fixed asset impairments and $1.2 million in expected severance payments.

During fiscal year 2005, the Company recorded a valuation and other charges of $4.1 million. The charge was composed of the write-off of $2.5 million representing the full cost of the Company’s efforts to secure a gaming license in Rosemont, Illinois which had previously been capitalized and $1.6 million as a result of gaming legislation in the United Kingdom that led the Company to determine that capitalized fixed assets for certain projects would not be recoverable under the provisions of SFAS 144.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

18. Pre-opening Expenses

Pre-opening expenses, representing salaries, benefits, training, marketing and other costs, of $13.6 million, $0.3 million and $0.2 million in fiscal year 2007, fiscal year 2006 and fiscal year 2005, respectively, were incurred in connection with the opening of the Pompano Park racino in April 2007, Isle-Waterloo in June 2007, Isle-Coventry in July 2007 and Blue Chip-Walsall in September 2004.

19. Change in Estimate

Effective June 1, 2006, the Company had notified the landlord of Isle-Our Lucaya of its decision to terminate the lease. Accordingly, the Company recorded an impairment charge of approximately $2.4 million in the fourth quarter of fiscal year 2006. Additionally, in connection with the decision to terminate the lease, based on Bahamian government regulations, the Company also accrued $1.2 million for severance payments in the fourth quarter of fiscal year 2006. In the first quarter of fiscal year 2007 in conjunction with exercising the lease termination, the Company expensed a $2.2 million termination penalty paid to its landlord.

In April 2007, the Company’s Board of Directors approved agreements with its landlord Hutchison Lucaya Limited and The Government of the Bahamas, which allowed the casino to remain open. Based on the new terms of the agreement, the previously paid $2.2 million lease termination penalty was reversed and recorded as a prepayment of rent in the fourth quarter of fiscal year 2007. The prepaid rent will be amortized over the remaining lease term. Also, the remaining accrued severance payments of $1.0 million was reversed as the payments were no longer probable based on the decision to continue to operate the casino. The impairment charge will not be reversed in connection with these transactions.

As part of the new agreement with the Bahamian government, the Company finalized the gaming tax rate to be applied to the casinos historical and future gaming revenues. This resulted in the Company reversing expense in the fourth quarter of fiscal year 2007 of approximately $6.9 million in previously accrued gaming taxes. Also, the Company agreed with the Bahamian government on payments related to a marketing subsidy for the casino. Under this agreement, the Company reversed a $1.5 million reserve allowance it had previously recorded against this marketing subsidy receivable. The net impact of these transactions resulted to approximately $9.4 million in reversed expenses during fiscal year 2007, which was primarily recognized in the Company’s fourth quarter.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

20. Income Taxes

Income tax provision (benefit) from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005
		(restated)	(restated)
Current:
Federal	$6,873	$1,459	$(585)
State	1,244	2,040	(1,042)

	8,117	3,499	(1,627)
Deferred:
Federal	(8,362)	2,298	12,652
State	2,151	(169)	287

	(6,211)	2,129	12,939

Income tax provision	$1,906	$5,628	$11,312

There is no international tax expense or benefit in the Company’s consolidated tax provision for any fiscal year because either the Company’s international operations are based in a jurisdiction that does not impose a corporate income tax or the jurisdiction only taxes the Company’s local operations and those local operations generate losses for which the Company has established full valuation allowances. These international losses will be tax benefited at such time the related international operations generate operating earnings, subject to statutory limitations. Certain of the Company’s international operations are however subject to taxation in the United States.

95.1

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

20. Income Taxes—(continued)

A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005
Statutory tax (benefit) provision	$(5,548)	$7,259	$12,002
Effect of :
State taxes	2,451	1,575	(755)
Other:
Permanent differences	1,528	1,264	2,146
Goodwill impairment	2,730	—	—
AMT and employment tax credits	(1,798)	(3,353)	(341)
Change in state valuation allowances	944	296	—
International operations	1,412	4,286	1,750
Minority Interest	(1,874)	(2,605)	(2,600)
Bahamas Impairment	845	(870)	(713)
Hurricane Katrina Involuntary Conversion	—	(1,843)	—
Qualified stock option expense	1,103	—	—
Other	113	(381)	(177)

Income tax benefit (provision) from continuing operations	$1,906	$5,628	$11,312

The provision for fiscal year 2007 includes a net tax benefit of $1.8 million for employment tax credits which include tax credits of $1.1 million related to the impact of hurricanes which occurred in fiscal 2006. The provision for fiscal year 2007 does not include a tax benefit of $2.7 million related to the goodwill impairment charge.

Significant components of the Company’s domestic net deferred income tax liabilities are as follows (in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006
		(restated)
Deferred tax liabilities:
Property and equipment	$(62,449)	$(75,334)
Other	(4,661)	(1,519)

Total deferred tax liabilities	(67,110)	(76,853)

Deferred tax assets:
Accrued expenses	20,050	14,056
Alternative minimum tax credit	—	3,065
Employment tax credits	82	80
Capital loss carryover	1,451	1,451
Net operating losses	16,472	13,205
Other	7,586	5,417

Total deferred tax assets	45,641	37,274
Valuation allowance on deferred tax assets	(7,561)	(1,825)

Net deferred tax asset	38,080	35,449

Net deferred tax liability	$(29,030)	$(41,404)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

20. Income Taxes—(continued)

At April 29, 2007, the Company has federal net operating loss carryforwards of $24.7 million for income tax purposes, with expiration dates from fiscal year 2011 to 2027. Approximately $20.7 million of these net operating losses are attributable to Colorado Central Station-Black Hawk and can only be used to offset income earned by this entity. The remaining federal net operating losses are subject to limitations under the income tax regulations, which may limit the amount ultimately utilized; however, the Company believes that all federal net operating losses will be utilized prior to expiration. The Company has a federal capital loss carryforward of $4.1 million attributable to Colorado Central Station-Black Hawk that expires in 2011 and for which it has established a full valuation allowance because it does not expect to benefit from the capital loss. The Company also has state income tax net operating loss carryforwards of $130.6 million, with expiration dates from fiscal year 2016 to 2027. The Company has determined that it is more likely than not that it will not be able to utilize $88.2 million of the state income tax net operating losses and has established a valuation reserve accordingly.

21. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Assets, including cash, restricted cash and notes receivable are carried at cost, which approximates fair value due to their short-term maturities.

Marketable securities consist of trading securities held by Capri Insurance Corporation, the Company’s captive insurance subsidiary. The trading securities are primarily debt and equity securities which the Company buys with the intention to resell in the near term. The Company’s trading securities are carried at fair value with changes in fair value recognized in current period consolidated statements of operations.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

21. Fair Value of Financial Instruments—(continued)

The fair value of the Company’s long-term debt is estimated based on the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to the Company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount. The estimated carrying amounts and fair values of the Company’s financial instruments are as follows (in thousands):

	April 29, 2007		April 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$188,114	$188,114	$121,049	$121,049
Marketable securities	17,169	17,169	17,727	17,727
Restricted cash	4,637	4,637	2,210	2,210
Notes receivable*	1,280	1,280	9,453	9,453
Interest rate swaps	528	528	1,585	1,585

Financial liabilities:
7% Senior subordinated notes	$500,000	$490,500	$500,000	$493,750
Senior secured credit facility	503,500	503,500	296,500	296,500
9% Senior subordinated notes	200,000	209,250	200,000	212,000
Isle-Black Hawk senior secured credit facility	203,550	203,550	209,650	209,650
Blue Chip Credit Facility	6,157	6,157	6,563	6,563
TIF bonds	1,751	1,751	2,926	2,944
General obligation bonds	1,505	1,418	1,675	1,673
BID bonds	348	348	472	472
Other long-term debt	1,168	1,168	1,271	1,271
Other long-term obligations	47,639	47,639	42,365	42,365

*	Notes receivable are included in the line item Prepaid expenses and other on the consolidated balance sheets.

22. Contingencies

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment the Company is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.9 million as of April 29, 2007 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in the Company’s favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have a jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. We are awaiting a decision following that hearing. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

22. Contingencies—(continued)

The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally and is subject to cleanup requirements at certain of its facilities as a result thereof. The Company has not made and does not anticipate making, material expenditures, nor does it anticipate incurring delays with respect to environmental remediation or protection. However, in part because the Company’s present and future development sites have, in some cases, been used as manufacturing facilities or other facilities that generate materials that are required to be remediated under environmental laws and regulations, there can be no guarantee that additional pre-existing conditions will not be discovered and that the Company will not experience material liabilities or delays.

On December 30, 2002, the County of Jefferson, Missouri initiated a lawsuit in the Circuit Court of Jefferson County, Missouri against the Company and a subsidiary alleging a breach of a 1993 contract entered into by the County and that subsidiary and guaranteed by Lady Luck Gaming Corporation, relating to the development of a casino site near Kimmswick, Missouri. The suit alleged damages in excess of $10.0 million. The Company increased its reserve for this suit by $6.1 million in the quarter ended October 23, 2005. A settlement was reached in the third fiscal quarter of 2006 and a payment was made that was within the Company’s reserves for this lawsuit.

The Company is subject to various contingencies and litigation matters and has a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, the Company believes that they will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

23. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s $200.0 million 9% Senior Subordinated Notes due 2012 and $500.0 million 7% Senior Subordinated Notes due 2014. The following tables present the consolidating condensed Isle of Capri Casinos, Inc., balance sheets as of April 30, 2007 and April 24, 2006, statements of operations and cash flows for the fiscal years ended April 30, 2007, April 24, 2006 and April 25, 2005 of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Company.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATING CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,

AND PARENT COMPANY FINANCIAL INFORMATION

AS OF APRIL 29, 2007 AND APRIL 30, 2006;

THE YEARS ENDED APRIL 29, 2007 AND APRIL 30 2006

(In thousands)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of April 29, 2007
Balance Sheet
Current assets	$110,189	$152,937	$70,420	$(13,208)	$320,338
Intercompany receivables	1,130,006	(455,871)	8,262	(682,397)	—
Investments in subsidiaries	273,493	289,857	(33,730)	(529,620)	—
Property and equipment, net	19,644	946,127	372,799	—	1,338,570
Other assets	19,248	366,889	36,446	(5,800)	416,783

Total assets	$1,552,580	$1,299,939	$454,197	$(1,231,025)	$2,075,691

Current liabilities	$61,274	$122,520	$62,049	$(8,511)	$237,332
Intercompany payables	—	539,023	151,017	(690,040)	—
Long-term debt, less current maturities	1,200,500	3,064	205,230	—	1,408,794
Other long-term liabilities, deferred taxes and other long-term obligations	5,122	75,791	38,994	—	119,907
Minority interest	—	—	—	27,836	27,836
Stockholders’ equity	285,684	559,541	(3,093)	(560,310)	281,822

Total liabilities and stockholders’ equity	$1,552,580	$1,299,939	$454,197	$(1,231,025)	$2,075,691

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

23. Consolidating Condensed Financial Information—(continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	Fiscal Year Ended April 29, 2007
Statement of Operations
Revenues:
Casino	$—	$824,639	$190,990	$—	$1,015,629
Rooms, food, beverage and other	94	168,003	46,381	(14,255)	200,223

Gross revenues	94	992,642	237,371	(14,255)	1,215,852
Less promotional allowances	—	172,005	42,453	—	214,458

Net revenues	94	820,637	194,918	(14,255)	1,001,394

Operating expenses:
Casino	844	128,707	30,827	—	160,378
Gaming taxes	—	181,480	28,924	—	210,404
Rooms, food, beverage and other	48,799	335,420	95,711	(14,650)	465,280
Management fee expense (revenue)	(31,350)	30,768	582	—	—
Depreciation and amortization	1,955	78,436	19,115	—	99,506

Total operating expenses	20,248	754,811	175,159	(14,650)	935,568

Operating income (loss)	(20,154)	65,826	19,759	395	65,826
Interest expense, net	(27,773)	(34,053)	(19,855)	—	(81,681)
Equity in income (loss) of subsidiaries	34,655	14,227	(12,561)	(36,321)	—

Income (loss) from continuing operations before income taxes and minority interest	(13,272)	46,000	(12,657)	(35,926)	(15,855)
Income tax (provision) benefit	8,635	(12,066)	1,525	—	(1,906)
Minority interest	—	—	—	(3,568)	(3,568)

Income (loss) from continuing operations	(4,637)	33,934	(11,132)	(39,494)	(21,329)
Income from discontinued operations, net of taxes	—	16,692	—	—	16,692

Net income (loss)	$(4,637)	$50,626	$(11,132)	$(39,494)	$(4,637)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

23. Consolidating Condensed Financial Information—(continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated

	Fiscal Year Ended April 29, 2007
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(112,346)	$13,748	$201,399	$(28,815)	$73,986
Net cash provided by (used in) investing activities	(36,158)	(7,892)	(175,943)	19,631	(200,362)
Net cash provided by (used in) financing activities	202,206	(14,161)	(3,691)	9,184	193,538
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(97)	—	(97)

Net increase (decrease) in cash and cash equivalents	53,702	(8,305)	21,668	—	67,065
Cash and cash equivalents at beginning of the year	29,193	64,275	27,581	—	121,049

Cash and cash equivalents at end of the year	$82,895	$55,970	$49,249	$—	$188,114

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	As of April 30, 2006
	(Restated)
Balance Sheet
Current assets	$46,307	$382,061	$55,589	$(7,574)	$476,383
Intercompany receivables	987,726	(364,162)	67,222	(690,786)	—
Investments in subsidiaries	255,643	275,629	(20,718)	(510,554)	—
Property and equipment, net	5,801	641,103	332,723	—	979,627
Other assets	19,516	368,203	39,797	(5,800)	421,716

Total assets	$1,314,993	$1,302,834	$474,613	$(1,214,714)	$1,877,726

Current liabilities	$42,252	$125,882	$70,982	$(9,225)	$229,891
Intercompany payables	—	551,749	139,931	(691,680)	—
Long-term debt, less current maturities	993,500	4,542	212,500	—	1,210,542
Other long-term liabilities, deferred taxes and other long-term obligations	(1,252)	97,961	33,846	—	130,555
Minority interest	—	—	—	26,491	26,491
Stockholders’ equity	280,493	522,700	17,354	(540,300)	280,247

Total liabilities and stockholders’ equity	$1,314,993	$1,302,834	$474,613	$(1,214,714)	$1,877,726

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

23. Consolidating Condensed Financial Information—(continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	Fiscal Year Ended April 30, 2006
	(Restated)
Statement of Operations
Revenues:
Casino	$—	$796,063	$208,080	$—	$1,004,143
Rooms, food, beverage and other	146	148,386	46,759	(11,901)	183,390

Gross revenues	146	944,449	254,839	(11,901)	1,187,533
Less promotional allowances	—	155,264	44,910	—	200,174

Net revenues	146	789,185	209,929	(11,901)	987,359

Operating expenses:
Casino	672	119,465	32,395	—	152,532
Gaming taxes	—	180,402	38,963	—	219,365
Rooms, food, beverage and other	40,914	281,642	117,793	(10,178)	430,171
Management fee expense (revenue)	(34,172)	34,178	(6)	—	—
Depreciation and amortization	1,539	69,556	20,280	(2,556)	88,819

Total operating expenses	8,953	685,243	209,425	(12,734)	890,887

Operating income (loss)	(8,807)	103,942	504	833	96,472
Interest expense, net	(14,508)	(44,309)	(14,824)	—	(73,641)
Loss on early extinguishment of debt	—	—	(2,110)	—	(2,110)
Equity in income (loss) of subsidiaries	37,575	3,425	(16,968)	(24,032)	—

Income (loss) from continuing operations before income taxes and minority interest	14,260	63,058	(33,398)	(23,199)	20,721
Income tax (provision) benefit	4,615	(18,015)	7,772	—	(5,628)
Minority interest	—	—	—	(6,462)	(6,462)

Income (loss) from continuing operations	18,875	45,043	(25,626)	(29,661)	8,631
Income (loss) from discontinued operations, net of taxes	—	10,460	(216)	—	10,244

Net income (loss)	$18,875	$55,503	$(25,842)	$(29,661)	$18,875

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

23. Consolidating Condensed Financial Information—(continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	Fiscal Year Ended April 30, 2006
	(Restated)
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(31,528)	$146,205	$9,820	$(24,624)	$99,873
Net cash provided by (used in) investing activities	(41,449)	(134,013)	(39,541)	25,369	(189,634)
Net cash provided by (used in) financing activities	48,447	(1,911)	19,117	(745)	64,908
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(575)	—	(575)

Net increase (decrease) in cash and cash equivalents	(24,530)	10,281	(11,179)	—	(25,428)
Cash and cash equivalents at beginning of the year	53,584	57,353	35,540	—	146,477

Cash and cash equivalents at end of the year	$29,054	$67,634	$24,361	$—	$121,049

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

23. Consolidating Condensed Financial Information—(continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	Fiscal Year Ended April 24, 2005
	(Restated)
Statement of Operations
Revenues:
Casino	$—	$777,694	$179,876	$—	$957,570
Rooms, food, beverage and other	1,359	145,662	51,654	(20,614)	178,061

Gross revenues	1,359	923,356	231,530	(20,614)	1,135,631
Less promotional allowances	—	148,772	39,533	—	188,305

Net revenues	1,359	774,584	191,997	(20,614)	947,326

Operating expenses:
Casino	—	126,023	31,296	—	157,319
Gaming taxes	—	181,017	34,126	—	215,143
Rooms, food, beverage and other	27,195	279,213	107,326	(22,329)	391,405
Management fee expense (revenue)	(31,418)	32,517	(1,099)	—	—
Depreciation and amortization	1,590	66,387	12,493	—	80,470

Total operating expenses	(2,633)	685,157	184,142	(22,329)	844,337

Operating income (loss)	3,992	89,427	7,855	1,715	102,989
Interest expense, net	3,197	(56,074)	(10,534)	—	(63,411)
Loss on early extinguishment of debt	—	(5,251)	—	—	(5,251)
Equity in income (loss) of subsidiaries	20,346	6,234	(19,795)	(6,785)	—

Income (loss) from continuing operations before income taxes and minority interest	27,535	34,336	(22,474)	(5,070)	34,327
Income tax (provision) benefit	(7,798)	(10,381)	6,867	—	(11,312)
Minority interest	—	—	—	(5,438)	(5,438)

Income (loss) from continuing operations	19,737	23,955	(15,607)	(10,508)	17,577
Income (loss) from discontinued operations, net of taxes	—	5,199	(3,039)	—	2,160

Net income (loss)	$19,737	$29,154	$(18,646)	$(10,508)	$19,737

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

23. Consolidating Condensed Financial Information—(continued)

	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
	Fiscal Year Ended April 24, 2005
	(Restated)
Statement of Cash Flows
Net cash provided by (used in) operating activities	$19,662	$113,535	$45,349	$(8,989)	$169,557
Net cash provided by (used in) investing activities	(34,208)	(124,427)	(68,557)	13,569	(213,623)
Net cash provided by (used in) financing activities	34,811	1,138	24,047	(4,580)	55,416
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	545	—	545

Net increase (decrease) in cash and cash equivalents	20,265	(9,754)	1,384	—	11,895
Cash and cash equivalents at beginning of the year	33,323	67,108	34,151	—	134,582

Cash and cash equivalents at end of the year	$53,588	$57,354	$35,535	$—	$146,477

(a)	The following subsidiaries of the Company are guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Corporation of Mississippi-Vicksburg; Riverboat Services, Inc.; CSNO, L.L.C.; Louisiana Riverboat Gaming Partnership; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; and IOC-Manufacturing, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

(b)	The following subsidiaries are not guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IOC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Blue Chip Casinos, plc; Isle of Capri of Jefferson County, Inc.; Casino Parking, Inc.; Isle of Capri-Bahamas, Ltd.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; ICC Corp.; International Marco Polo Services, Inc.; IOC, L.L.C.; Isle of Capri of Michigan L.L.C.; Isle of Capri Bettendorf Marina Corp.; Water Street Redevelopment Corporation; IOC Services, L.L.C.; Louisiana Horizons, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C.; Casino America of Colorado, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; Isle of Capri Casinos Limited, Isle of Capri Casinos Pittsburgh, Inc. and Capri Insurance Corporation.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. Selected Quarterly Financial Information (unaudited)

As more fully described in Note 2, the Company has restated the quarterly results of operations for fiscal year 2006 and the first three quarters of fiscal year 2007. The following is a summary of the quarterly results of operations for the fiscal years ended April 30, 2006 and April 29, 2007 as originally reported and as restated.

	Fiscal Quarter Ended July 24, 2005
	As Previously Reported	Adjustment	As Restated

Net revenues	$242,496	$498	$242,994
Operating income	24,119	1,236	25,355
Income from continuing operations	3,295	175	3,470
Income from discontinued operations, net of income taxes	689	78	767
Net income	3,984	253	4,237
Earnings per common share basic:
Income from continuing operations	$0.11	$0.01	$0.12
Income from discontinued operations, net of income taxes	0.02	—	0.02

Net income	$0.13	$0.01	$0.14

Earnings per common share diluted:
Income from continuing operations	$0.10	$0.01	$0.11
Income from discontinued operations, net of income taxes	0.03	(0.01)	0.02

Net income	$0.13	$—	$0.13

Weighted average basic shares	30,114		30,114
Weighted average diluted shares	31,529		31,529

	Fiscal Quarter Ended October 23, 2005
	As Previously Reported	Adjustment	As Restated
Net revenues	$210,039	$271	$210,310
Operating income	9,491	(1,129)	8,362
Loss from continuing operations	(5,531)	(1,457)	(6,988)
Income from discontinued operations, net of income taxes	1,312	(266)	1,046
Net loss	(4,219)	(1,723)	(5,942)
Earnings (loss) per common share basic:
Loss from continuing operations	$(0.18)	$(0.05)	$(0.23)
Income from discontinued operations, net of income taxes	0.04	(0.01)	0.03

Net loss	$(0.14)	$(0.06)	$(0.20)

Earnings (loss) per common share diluted:
Loss from continuing operations	$(0.18)	$(0.05)	$(0.23)
Income from discontinued operations, net of income taxes	0.04	(0.01)	0.03

Net loss	$(0.14)	$(0.06)	$(0.20)

Weighted average basic shares	30,097		30,097
Weighted average diluted shares	30,097		30,097

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. Selected Quarterly Financial Information (unaudited)—(continued)

Fiscal Quarter Ended
January 22, 2006*
Net revenues	$229,023
Operating income	24,922
Income from continuing operations	1,669
Income from discontinued operations, net of income taxes	2,441
Net income	4,110
Earnings per common share-basic:
Income from continuing operations	$0.06
Income from discontinued operations, net of income taxes	0.08

Earnings per common share diluted:	$0.14

Earnings per common share-diluted:
Income from continuing operations	$0.05
Income from discontinued operations, net of income taxes	0.08

Net income	$0.13

Weighted average basic shares	29,951
Weighted average diluted shares	31,042

*	The Statement of Operations for the fiscal quarter ended January 22, 2006 was restated in Form 10-Q/A filed by the Company on July 25, 2007.

	Fiscal Quarter Ended April 30, 2006
	As Previously Reported	Adjustment	As Restated

Net revenues	$306,529	$(1,497)	$305,032
Operating income	42,364	(4,531)	37,833
Income from continuing operations	8,090	2,390	10,480
Income from discontinued operations, net of income taxes	7,035	(1,045)	5,990
Net income	15,125	1,345	16,470
Earnings per common share basic:
Income from continuing operations	$0.27	$0.08	$0.35
Income from discontinued operations, net of income taxes	0.23	(0.03)	0.20

Net income	$0.50	$0.05	$0.55

Earnings per common share diluted:
Income from continuing operations	$0.26	$0.08	$0.34
Income from discontinued operations, net of income taxes	0.22	(0.03)	0.19

Net income	$0.48	$0.05	$0.53

Weighted average basic shares	30,028		30,028
Weighted average diluted shares	31,270		31,270

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. Selected Quarterly Financial Information (unaudited)—(continued)

	Fiscal Quarter Ended July 30, 2006
	As Previously Reported	Adjustment	As Restated
Net revenues	$273,968	$—	$273,968
Operating income	31,242	98	31,340
Income from continuing operations	5,315	13	5,328
Income from discontinued operations, net of income taxes	3,925	31	3,956
Net income	9,240	44	9,284
Earnings per common share basic:
Income from continuing operations	$0.17	$0.01	$0.18
Income from discontinued operations, net of income taxes	0.13	—	0.13

Net income	$0.30	$0.01	$0.31

Earnings per common share diluted:
Income from continuing operations	$0.17	$—	$0.17
Income from discontinued operations, net of income taxes	0.12	0.01	0.13

Net income	$0.29	$0.01	$0.30

Weighted average basic shares	30,422		30,422
Weighted average diluted shares	31,404		31,404

	Fiscal Quarter Ended October 29, 2006
	As Previously Reported	Adjustment	As Restated
Net revenues	$243,227	$(3)	$243,224
Operating income	12,708	1,251	13,959
Loss from continuing operations	(4,156)	(31)	(4,187)
Income from discontinued operations, net of income taxes	7,541	6,276	13,817
Net income	3,385	6,245	9,630
Earnings (loss) per common share basic:
Loss from continuing operations	$(0.14)	$—	$(0.14)
Income from discontinued operations, net of income taxes	0.25	0.21	0.46

Net income	$0.11	$0.21	$0.32

Earnings (loss) per common share diluted:
Loss from continuing operations	$(0.14)	$—	$(0.14)
Income from discontinued operations, net of income taxes	0.25	0.21	0.46

Net income	$0.11	$0.21	$0.32

Weighted average basic shares	30,346		30,346
Weighted average diluted shares	30,346		30,346

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. Selected Quarterly Financial Information (unaudited)—(continued)

	Fiscal Quarter Ended
	January 28, 2007*	April 29, 2007
Net revenues	$230,839	$253,363
Operating income	9,707	10,820
Loss from continuing operations	(9,346)	(13,124)
Income (loss) from discontinued operations, net of income taxes	416	(1,497)
Net loss	(8,930)	(14,621)
Earnings (loss) per common share basic:
Loss from continuing operations	$(0.31)	$(0.43)
Income (loss) from discontinued operations, net of income taxes	0.02	(0.05)

Net loss	$(0.29)	$(0.48)

Earnings (loss) per common share diluted:
Loss from continuing operations	$(0.31)	$(0.43)
Income (loss) from discontinued operations, net of income taxes	0.02	(0.05)

Net loss	$(0.29)	$(0.48)

Weighted average basic shares	30,371	30,384
Weighted average diluted shares	30,371	30,384

*	The Statement of operations for the fiscal quarter ended January 28, 2007 was restated in Form 10Q/A filed by the Company on July 25, 2007.

For fiscal year 2006, income from discontinued operations included the results of Isle-Vicksburg, Isle-Bossier City, and Colorado Grande-Cripple Creek.

The second quarter of fiscal year 2006 includes $1.2 million in hurricane related charges and substantial revenue losses at the Company’s three Gulf Coast properties due to hurricane closures and a $6.0 million charge related to the settlement of litigation claims.

The third quarter of fiscal year 2006 includes a loss on early extinguishment of debt of $2.1 million at Isle-Black Hawk and an additional $3.7 million of hurricane related charges. Additionally Isle-Biloxi remained close due to hurricane damage.

The fourth quarter of fiscal year 2006 includes $13.3 million in valuation and other charges related primarily to impairment of goodwill and fixed assets at Blue Chip casinos in the United Kingdom and the accrual of a severance charges and impairment of fixed assets at Isle-Our Lucaya., Additionally, the Company recorded a $2.3 million gain resulting for the sale of a land option. This was a fourteen-week quarter compared to the normal thirteen-week quarter.

For fiscal year 2007, income from discontinued operations included the results of Isle-Vicksburg and Isle-Bossier City.

The first quarter of fiscal year 2007 includes a charge of $2.2 million for a termination penalty resulting from our announced closure of Isle-Our Lucaya, approximately $1.5 million in relocation costs for the corporate office move, $1.8 million in stock compensation expense. Also, beginning this quarter, the Company incurred a $4.5 million increase in quarterly property insurance premiums resulting from previous hurricane activity.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. Selected Quarterly Financial Information (unaudited)—(continued)

The second quarter of fiscal year 2007 includes $0.7 million related primarily to impairment of fixed assets at Blue Chip casinos in the United Kingdom, $1.7 million in relocation costs for the corporate office move, approximately $1.8 million in stock compensation expense and a $4.5 million increase in quarterly property insurance premiums.

The third quarter of fiscal year 2007 includes an additional $2.8 million in revenue resulting from business interruption collections, $3.2 million in pre-opening costs, $0.9 million in relocation costs for the corporate office move, approximately $1.8 million in stock compensation expense and a $4.5 million increase in quarterly property insurance premiums.

The fourth quarter of fiscal year 2007 included $9.4 million of reversed expense as a result of the Company coming to an agreement with the Bahamian government to keep Isle-Our Lucaya open, $1.0 million in relocation costs for the corporate office move, $7.8 million related to the impairment of goodwill at Isle-Lula, approximately $1.8 million in stock compensation expense and a $4.5 million increase in quarterly property insurance premiums.

110.1

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

25. Subsequent Events (unaudited)

In May 2007, the Company opened its new 258 room hotel in Bettendorf, Iowa.

On June 10, 2007, the Company completed the purchase of Casino Aztar in Caruthersville, Missouri. The purchase price was approximately $45 million subject to a working capital adjustment.

On June 30, 2007, the Company opened “the isle casino & hotel at Waterloo”, bringing the Company’s newest brand to Iowa. The property features over 1,100 slot machines, 35 table games and three restaurants including the signature tropical-themed buffet, Tradewinds Marketplace and the Company-branded Farraddays’ steakhouse (scheduled to open summer 2007), as well as a 194-room hotel and 5,000 square feet of meeting space.

On July 6, 2007, the Company also opened “the isle casino at Coventry” located in England. The property features 70 electronic gaming machines, over 40 table games including poker, as well as the Company’s signature steakhouse, Farraddays’, a Tradewinds Marketplace, a private dining club and three bars including Lady G’s, an entertainment venue, as well as Club 87 sports bar.

On July 16, 2007, the Company announced that it had hired Virginia McDowell as its new President and Chief Operating Officer, expected to be effective as of July 30, 2007. Under the related employment agreement, Mrs. McDowell will receive 250,000 stock options. Additionally, the Company announced it had added James B. Perry as a new member of its Board of Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of April 29, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of certain of our disclosure controls and procedures were not effective as of April 29, 2007 because of the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

A material weakness was identified in the Company’s controls over the accounting for leases which resulted in errors in the accounting for lease agreements containing rent escalation or rent holiday clauses that should be accounted for on a straight-line basis. The principal factor that contributed to this material weakness was the misinterpretation of certain U.S. generally accepted accounting principles. As a result of this material weakness, the Company recorded adjustments to its consolidated financial statements for the fiscal year ended April 29, 2007 and restated its consolidated financial statements for the fiscal years ended April 30, 2006 and April 24, 2005, the first three quarterly periods within fiscal 2007 and each quarterly period within fiscal 2006.

Based upon the material weakness described above, management concluded that, as of April 29, 2007, the Company’s internal control over financial reporting was not effective based on the COSO criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 29, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

REMEDIATION OF MATERIAL WEAKNESSES

As disclosed in our fiscal 2007 third quarter filing on Form 10-Q/A as of January 28, 2007 we identified material weaknesses in the Company’s internal control over financial reporting related to controls over the accounting for leases, accounting for goodwill and intangibles, accounting for income taxes and United Kingdom accounting. As of April 29, 2007, we have remediated the material weaknesses related to controls over the accounting for goodwill and intangibles, accounting for income taxes and United Kingdom accounting by taking the following measures:

Accounting for Income Taxes: To address our material weakness relating to the determination and reporting of the provision for income taxes and related deferred income tax balances, we have restructured our tax department and engaged a third party tax consultant to assist our internal tax department in calculating our income tax provision and deferred tax balances. This involved performing a comprehensive analysis of components of the income tax provision of all Company consolidated entities. Additionally, a formal review process has been established to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances.

Accounting for Goodwill and Intangible Assets: To address our material weakness relating to goodwill and intangible assets, we undertook a thorough review of historical goodwill and intangible asset activity and balances to ensure compliance with SFAS 142, “Goodwill and Other Intangible Assets”. In addition, the Company implemented a revised Summary of Procedures for goodwill and intangible accounting. These updated procedures state the technical guidance on accounting for goodwill and intangibles and instituted a multi-level review control at the corporate office. Additionally, in recent months the Company has augmented its corporate accounting department.

United Kingdom Accounting: To address our material weakness relating to the oversight and monitoring of one of our United Kingdom operations, the Company assumed management responsibilities for the United Kingdom location in fiscal year 2007. In addition, we have augmented internal audit work to include work performed at our foreign locations and additional audit resources. We have also implemented financial reviews to identify significant variances and non-recurring transactions.

While the material weakness related to accounting for leases was not remediated as of April 29, 2007, we have taken the following actions:

To address our material weakness related to accounting for leases, in June 2007 the Company engaged a third party professional services firm to review all of the Company’s leases to verify the Company is recording leases in accordance with generally accepted accounting principles, based on lease terms. In addition, the Company implemented a revised Summary of Procedures for lease accounting on May 18, 2007. These updated procedures state the technical guidance on accounting for leases and instituted a multi-level review control for new leases at the property level and at the corporate office.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter and fiscal year ended April 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Isle of Capri Casinos, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Isle of Capri Casinos, Inc. did not maintain effective internal control over financial reporting as of April 29, 2007, because of the effect of the material weakness in controls over the accounting for leases, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isle of Capri Casinos, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of April 29, 2007.

Accounting for Leases: A material weakness was identified in the Company’s controls over the accounting for leases which resulted in errors in the accounting for lease agreements containing rent escalation or rent holiday clauses that should be accounted for on a straight-line basis. The principal factor that contributed to this material weakness was the misinterpretation of certain U.S. generally accepted accounting principles. As a result of this material weakness, the Company recorded adjustments to its consolidated financial statements for the fiscal year ended April 29, 2007, and restated its consolidated financial statements for the fiscal years ended April 30, 2006 and April 24, 2005, the first three quarterly periods within fiscal 2007 and each quarterly period within fiscal 2006.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2007 financial statements, and this report does not affect our report dated July 27, 2007, on those financial statements.

In our opinion, management’s assessment that Isle of Capri Casinos, Inc. did not maintain effective internal control over financial reporting as of April 29, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Isle of Capri Casinos, Inc. has not maintained effective internal control over financial reporting as of April 29, 2007, based on the COSO criteria.

/s/    ERNST & YOUNG LLP

Saint Louis, Missouri

July 27, 2007

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

ITEM 15.	CODE OF ETHICS

This item has been omitted from this report and is incorporated by reference to Isle of Capri’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents Filed as Part of this Report.

1.	Financial Statements.

The following financial statements and report of independent registered public accounting firm are included on pages 73 to 120 of this Form 10-K:

2.	Financial Statements Schedule.

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

ISLE OF CAPRI CASINOS, INC.

Dated: July 30, 2007	By:	/s/ BERNARD GOLDSTEIN
Bernard Goldstein, Chairman of the Board,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 29, 2007	/s/ BERNARD GOLDSTEIN Bernard Goldstein, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 29, 2007	/s/ DONN R. MITCHELL, II Donn R. Mitchell, II, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: July 29, 2007	/s/ ROBERT S. GOLDSTEIN Robert S. Goldstein, Director and Executive Vice Chairman

Dated: July 29, 2007	/s/ ALAN J. GLAZER Alan J. Glazer, Director

Dated: July 29, 2007	/s/ LEE WIELANSKY Lee Wielansky, Director

Dated: July 29, 2007	/s/ W. RANDOLPH BAKER W. Randolph Baker, Director

Dated: July 29, 2007	/s/ JEFFREY D. GOLDSTEIN Jeffrey D. Goldstein, Director

Dated: July 29, 2007	/s/ JOHN BRACKENBURY John Brackenbury, Director

Dated: July 29, 2007	/s/ SHAUN R. HAYES Shaun R. Hayes, Director

Dated: July 29, 2007	/s/ JAMES B. PERRY James B. Perry, Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1A	Certificate of Incorporation of Casino America, Inc.(1)

3.1B	Amendment to Certificate of Incorporation of Casino America, Inc.(2)

3.2A	By-laws of Casino America, Inc.(1)

3.2B	Amendments to By-laws of Casino America, Inc., dated February 7, 1997(3)

4.1	Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee(4)

4.2	Indenture, dated as of March 27, 2002 among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and State Street Bank and Trust Company, as trustee(5)

10.1*	Casino America, Inc. description of Employee Bonus Plan(6)

10.2*	Director’s Option Plan(7)

10.3*	Amended Casino America, Inc. 1992 Stock Option Plan(8)

10.4*	Amended Casino America, Inc. 1993 Stock Option Plan(9)

10.5*	Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan(10)

10.6*	Isle of Capri Casinos, Inc. Deferred Bonus Plan(10)

10.7*	Isle of Capri Casinos, Inc.’s 1995 Deferred Compensation Plan(11)

10.8*	Isle of Capri Casinos, Inc.’s 2005 Deferred Compensation Plan(11)

10.9*	Isle of Capri Casinos, Inc.’s 2005 Non-employee Director Deferred Compensation Plan(11)

10.10*	Isle of Capri Casinos, Inc. Master Retirement Plan(12)

10.11*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Allan B. Solomon(5)

10.12*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Timothy M. Hinkley(5)

10.13*	Employment Agreement dated as of January 1, 2002 between Isle of Capri Casinos, Inc. and Bernard Goldstein(5)

10.14*	Employment Agreement dated as of January 1, 2005 between Isle of Capri Casinos, Inc. and Robert F. Griffin(11)

10.15*	Employment Agreement, dated October 7, 2005, between Isle of Capri Casinos, Inc. and Robert Goldstein(13)

10.16*	Employment Agreement, dated January 13, 2006 between Isle of Capri Casinos, Inc. and Donn R. Mitchell II(14)

10.17*	Employment Agreement, dated July 16, 2007 between Isle of Capri Casinos, Inc. and Virginia McDowell(15)

10.18*	Consulting Agreement, dated as of March 23, 2006, by and between John G. Brackenbury and Isle of Capri Casinos, Inc.(16)

EXHIBIT NUMBER	DESCRIPTION
10.19	Third Amended and Restated Credit Agreement, dated as of February 4, 2005, among Isle of Capri Casinos, Inc., the lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent and issuing lender, Deutsche Bank Trust Company Americas and Wells Fargo Bank, N.A., as co-syndication agents, Calyon New York Branch and the CIT/Group/Equipment Financing, Inc., as co-documentation agents and CIBC World Markets Corp., as lead arranger(17)

10.20	Credit Agreement, dated as of July 26, 2007 among Isle of Capri Casinos, Inc., the Lenders listed herein, Credit Suisse, Cayman Island Branch, as administrative agent, issuing bank and swing line lender, Credit Suisse Securities (USA) LLC, as lead arranger and bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as co-syndication agents and U.S. Bank, N.A. and Wachovia Bank, National Association, as co-documentation agents(18)

10.21	Second Amended and Restated Credit Agreement, dated as of October 24, 2005, by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto(19)

10.22	Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 19, 2007 by and among Isle of Capri Black Hawk, L.L.C., Canadian Imperial Bank of Commerce, as administrative agent, the credit support parties named therein and certain other lenders party from time to time thereto

10.23	Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet Development Corporation. (Biloxi)(20)

10.24	Addendum to Lease Agreement, dated August 1, 1992, between the City of Biloxi, Mississippi, Point Cadet Development Corporation. (Biloxi)(20)

10.25	Second Addendum to Lease, dated April 9, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi. (Biloxi)(21)

10.26	Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi. (Biloxi)(22)

10.27	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi. (Biloxi)(21)

10.28	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi. (Biloxi)(22)

10.29	Point Cadet Compromise and Settlement Agreement, dated August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi. (Biloxi).

10.30	Biloxi Waterfront Project Garage-Podium Lease and Easement dated as of August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi. (Biloxi).

10.31	Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of Mississippi. (Biloxi)(20)

10.32	Second Amendment to Berth Rental Agreement dated August 13, 1996, (ii) Third Amendment to Berth Rental Agreement dated December 14, 1999 and (iii) Letter Agreement to Berth Rental Agreement dated October 17, 2006. (Biloxi)

EXHIBIT NUMBER	DESCRIPTION
10.33	Agreement on Casino Berth Tract dated as of August 15, 2002, State consented to dredging, wharfing and filling by Isle of areas to reconfigure Berth Tract to accommodate a larger gaming vessel. (Biloxi)

10.34	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles)(23)

10.35	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc.(5)

10.36	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc.(24)

10.37	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc.(24)

10.38	Operator’s Contract dated August 11, 1994; as amended by: (i) Amendment to Operator’s Contract dated August 15, 1998; and (ii) Second Amendment to Operator’s Contract dated June 30, 2004 (Bettendorf)

10.39	Second Amended and Restated Operating Agreement between Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. dated as of April 22, 2003. (Black Hawk)(25)

10.40	First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd. and Nevada Gold & Casinos, Inc. (Black Hawk)(25)

10.41	First Amendment to Ground Lease, made and entered into effective June 14, 2006,) by and between Family Lands L.P. and IOC Mississippi, Inc. (Harrison County)(26)

10.42	Ground Lease, made and entered into effective May 5, 2006, by and between Family Lands L.P. and IOC Mississippi, Inc. (Harrison County)(26)

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of Isle of Capri Casinos, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

99.1	Description of Governmental Regulation.

*	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-1 filed September 3, 1993, as amended (Reg. No. 33-68434) and incorporated herein by reference.
(2)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 26, 1998 (File No. 0-20538) and incorporated herein by reference.

(3)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference.
(4)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Registration Statement on Form S-4 filed on May 12, 2004 (File No. 333-115419) and incorporated herein by reference.
(5)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002 (File No. 333-88802) and incorporated herein by reference.
(6)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (File No. 0-20538) and incorporated herein by reference.
(7)	Filed as an exhibit to Casino America, Inc.’s Registration Statement on Form S-8 filed June 30, 1994 (File No. 33-80918) and incorporated herein by reference.
(8)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 30, 1996 (File No. 0-20538) and incorporated herein by reference
(9)	Filed as an exhibit to Casino America, Inc.’s Proxy Statement for the fiscal year ended April 27, 1997 (File No. 0-20538) and incorporated herein by reference
(10)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(11)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 23, 2005 (File No. 0-20538) and incorporated herein by reference.
(12)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2005 (File No. 0-20538) and incorporated herein by reference.
(13)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on January 6, 2006 (File No. 0-20538) and incorporated herein by reference.
(14)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on January 19, 2006 (File No. 0-20538) and incorporated herein by reference.
(15)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on July 20, 2007 (File No. 0-20538) and incorporated herein by reference.
(16)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on March 29, 2006 (File No. 0-20538) and incorporated herein by reference.
(17)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on February 10, 2005 (File No. 0-20538) and incorporated herein by reference.
(18)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on July 30, 2007 (File No. 0-20538) and incorporated herein by reference.
(19)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on October 28, 2005 (File No. 0-20538) and incorporated herein by reference.
(20)	Filed as an exhibit to the Casino America Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 1992 (File No. 0-20538) and incorporated by reference.
(21)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 1994 (File No. 0-20538) and incorporated by reference.
(22)	Filed as an exhibit to Casino America, Inc.’s Annual Report on Form 10-K for fiscal year ended April 30, 1995 (File No. 0-20538) and incorporated herein by reference.
(23)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 25, 1999 (File No. 0-20538) and incorporated herein by reference.
(24)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000 (File No. 0-20538) and incorporated herein by reference.
(25)	Filed as an exhibit to Nevada Gold & Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (File No. 1-15517) and incorporated herein by reference
(26)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (File No. 0-20538) and incorporated herein by reference.