Form 10-Q
period 2007-07-29
ISLE OF CAPRI CASINOS INC
filed 2007-09-07
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2007

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

As of September 3, 2007, the Company had a total of 34,813,153 shares of Common Stock outstanding (which includes 4,302,687 shares held by us in treasury).

Table of Contents

ISLE OF CAPRI CASINOS, INC.
FORM 10-Q

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical or current facts included in this report on Form 10-Q or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	July 29,	April 29,
	2007	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$136,856	$188,114
Marketable securities	17,840	17,169
Accounts receivable, net	24,689	22,527
Insurance receivable, net	57,487	56,040
Income tax receivable	2,678	-
Deferred income taxes	12,421	12,421
Prepaid expenses and other assets	39,680	24,067
Total current assets	291,651	320,338
Property and equipment, net	1,437,908	1,338,570
Other assets:
Goodwill	297,268	297,268
Other intangible assets, net	79,688	74,154
Deferred financing costs, net	19,006	13,644
Restricted cash	2,639	4,637
Prepaid deposits and other	26,579	27,080
Total assets	$2,154,739	$2,075,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$9,769	$7,594
Accounts payable	39,380	60,460
Accrued liabilities:
Interest	23,496	10,166
Payroll and related	47,738	48,402
Property and other taxes	27,847	23,380
Income taxes	-	16,011
Progressive jackpots and slot club awards	13,487	12,785
Other	76,413	56,943
Total current liabilities	238,130	235,741
Long-term debt, less current maturities	1,487,177	1,410,385
Deferred income taxes	32,348	41,451
Other accrued liabilities	42,200	30,817
Other long-term liabilities	48,591	47,639
Minority interest	28,802	27,836
Stockholders' equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	-	-
Common stock, $.01 par value; 45,000 shares authorized; shares issued:
34,720 at July 29, 2007 and 34,682 at April 29, 2007	347	347
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	-	-
Additional paid-in capital	176,304	175,132
Retained earnings	148,012	155,127
Accumulated other comprehensive income	4,556	3,358
	329,219	333,964
Treasury stock, 4,303 shares at July 29, 2007 and 4,324 shares at April 29, 2007	(51,728)	(52,142)
Total stockholders' equity	277,491	281,822
Total liabilities and stockholders' equity	$2,154,739	$2,075,691

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 29,	July 30,
	2007	2006
		(Restated)
Revenues:
Casino	$277,234	$277,620
Rooms	13,841	14,651
Pari-mutuel commissions and fees	4,576	4,961
Food, beverage and other	34,068	34,812
Gross revenues	329,719	332,044
Less promotional allowances	51,186	58,076
Net revenues	278,533	273,968
Operating expenses:
Casino	38,595	42,231
Gaming taxes	69,072	58,343
Rooms	3,181	2,451
Pari-mutuel commissions and fees	3,672	3,826
Food, beverage and other	11,629	9,086
Marine and facilities	16,992	15,472
Marketing and administrative	80,656	86,984
Preopening	6,133	249
Depreciation and amortization	30,557	23,986
Total operating expenses	260,487	242,628
Operating income	18,046	31,340
Interest expense	(25,814)	(20,056)
Interest income	1,094	569
Loss on early extinguishment of debt	(2,192)	-

Income (loss) from continuing operations before income taxes and minority interest	(8,866)	11,853
Income tax (provision) benefit	3,678	(5,487)
Minority interest	(1,927)	(1,038)
Income (loss) from continuing operations	(7,115)	5,328
Income from discontinued operations, net of income taxes	-	3,956
Net income (loss)	$(7,115)	$9,284

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.23)	$0.18
Income from discontinued operations, net of income taxes	-	0.13
Net income (loss)	$(0.23)	$0.31

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.23)	$0.17
Income from discontinued operatons, net of income taxes	-	0.13
Net income (loss)	$(0.23)	$0.30

Weighted average basic shares	30,417	30,422
Weighted average diluted shares	30,417	31,404

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

					Accum.
					Other
					Compre-
	Shares of		Additional		hensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders'
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 29, 2007	34,682	$347	$175,132	$155,127	$3,358	$(52,142)	$281,822
Net loss	-	-	-	(7,115)	-	-	(7,115)
Foreign currency translation
adjustments	-	-	-	-	1,198	-	1,198
Comprehensive loss	-	-	-	-	-	-	(5,917)
Exercise of stock options, including
income tax benefit of $64	38	-	645	-	-	-	645
Issuance of deferred bonus shares from
treasury stock	-	-	(414)	-	-	414	-
Deferred bonus expense	-	-	66	-	-	-	66
Stock compensation expense	-	-	875	-	-	-	875
Balance, July 29, 2007	34,720	$347	$176,304	$148,012	$4,556	$(51,728)	$277,491

See notes to the unaudited consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	July 29,	July 30,
	2007	2006
		(Restated)
Operating activities:
Net income (loss)	$(7,115)	$9,284
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	30,557	23,986
Amortization of bond discount and deferred financing costs	655	648
Loss on derivative instruments	226	-
Asset impairment	-	61
Stock compensation expense	875	1,531
Deferred compensation expense	66	-
Loss on extinguishment of debt	2,192	-
Loss (gain) on disposal of assets	38	(451)
Minority interest	1,927	1,038
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(1,978)	(2,202)
Insurance receivable	(1,445)	7,496
Income tax receivable (payable)	(6,577)	1,846
Prepaid expenses and other assets	(16,262)	(38,133)
Accounts payable and accrued liabilities	4,141	(3,428)
Net cash provided by operating activities	7,300	1,676

Investing activities:
Purchase of property and equipment	(85,174)	(80,763)
Purchase of short-term investments, net of sales	(671)	(182)
Acquisition of assets, net of cash acquired	(43,026)	-
Insurance proceeds for hurricane damages	-	15,286
Decrease in restricted cash	1,998	-
Prepaid deposits and other	275	(4,426)
Payments received on notes receivable	-	491
Net cash used in investing activities	(126,598)	(69,594)

Financing activities:
Proceeds from debt	500,000	(750)
Principal payments on debt	(294,618)	-
Borrowings on line of credit	131,967	133,477
Repayments on line of credit	(261,600)	(88,033)
Payment of deferred financing costs	(8,378)	-
Proceeds from sale of stock and exercise of stock options	581	208
Tax benefit of exercise of stock options	64	119
Net cash provided by financing activities	68,016	45,021

Effect of foreign currency exchange rates on cash	24	4

Net decrease in cash and cash equivalents	(51,258)	(22,893)
Cash and cash equivalents at the beginning of period	188,114	121,049
Cash and cash equivalents at the end of the period	$136,856	$98,156

See notes to the unaudited consolidated financial statements

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(In thousands)

	Three Months Ended
	July 29,	July 30,
	2007	2006
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest (net of capitalized interest)	$11,309	$9,866
Income taxes, net of refunds	4,610	7,377

Supplemental schedule of noncash investing and financing activities:
Purchase of land financed with note payable	3,125	-

See notes to the unaudited consolidated financial statement

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Isle of Capri Casinos, Inc. and its subsidiaries (the “Company” or “Isle of Capri”) was incorporated in Delaware in February 1990. The Company is a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. The Company wholly owns and operates twelve casino gaming facilities in the United States located in Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida. The Company also owns a 57% interest in and receives management fees for operating, two gaming facilities in Black Hawk, Colorado. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England and a wholly owned casino in Coventry, England. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida at the site of its Pompano Beach casino facility. The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment.

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

Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended July 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended April 27, 2008.

Fiscal Year-End
The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year. Fiscal 2008 is a 52 week year which commenced on April 30, 2007 and ends on April 27, 2008.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued operations relate to those of the Riverboat Corporation of Mississippi-Vicksburg in Vicksburg, Mississippi and Louisiana Riverboat Gaming Partnership in Bossier City, Louisiana. Results of these operations are included in the consolidated Statements of Operations as discontinued operations and are shown net of income tax effects. The financial position and results of these operations for prior periods are presented as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies

Adoption of New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The Company adopted the provisions of FIN No. 48 on April 30, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated statement of operation or stockholders’ equity within the consolidated balance sheet. As of April 30, 2007, the Company had a total of $24.2 million of unrecognized tax benefits. The total amount of these unrecognized tax benefits that, if recognized, would affect the effective tax rate is $13.8 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had $3.6 million in interest related to unrecognized tax benefits accrued as of April 30, 2007 and no amounts were accrued for penalties. However, FIN No. 48 did require a reclassification of unrecognized tax benefits from deferred income taxes to current liabilities and long-term liabilities. At April 30, 2007, the Company reclassified $12.1 million from Income taxes payable and $9.1 million from Deferred income taxes to Other current accrued liabilities ($10.3 million) and Other accrued liabilities ($10.9 million).

As of July 29, 2007, the Company’s unrecognized tax benefit did not materially change. As a result of anticipated amended federal and state tax return filings, we expect the amount of unrecognized tax benefits will decrease during 2008 between $6.1 million and $12.4 million.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. As of April 30, 2007, the Company was no longer subject to examination of its U.S. federal income tax returns filed for tax years prior to 2003. The IRS is currently examining the Company’s federal income tax returns for the 2004 and 2005 tax years which relate to the Company’s fiscal years ended April 24, 2005 and April 30, 2006, respectively. The tax returns for subsequent years are also subject to examination.

The Company files in numerous state jurisdictions with varying statutes of limitation. Our unrecognized state tax benefits are related to state tax returns open from tax years 2001 through 2006 depending on each state’s statute of limitation.

New Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 becomes effective in the first quarter of fiscal 2009. Early adoption is permitted. The adoption of SFAS 159 could affect the Company’s accounting for available-for-sale securities held by the Company as investments. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159 on its financial statements, and cannot reasonably estimate the impact at this time.

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Restatement of Consolidated Financial Statements

 As previously disclosed in our fiscal 2007 Form 10-K, during fiscal 2007 the Company identified a series of adjustments that resulted in the restatement of our financial statements for the fiscal year ended April 30, 2006 and prior years, the quarterly results for fiscal 2006, and the first three quarters of fiscal 2007. Financial information related to these periods contained in these consolidated financial statements give effect to this restatement. For further details see our fiscal 2007 Form 10-K.

In summary, the restatement adjustments primarily related to: a) the income tax provision and related income tax liabilities; b) accounting for the lease of the Company’s new casino space in Coventry, England in accordance with Emerging Issue Task Force (“EITF”) 97-10; c) accounting for leases with rent escalation and rent holiday clauses on a straight-line basis at several properties; d) correction of accounting errors at the Company’s 66-2/3% owned Blue Chip Casinos plc subsidiary in England; and e) amortization of certain intangible assets (primarily related to Lady Luck customer lists, Biloxi berthing rights and the Waterloo gaming license). Additionally, as part of the restatement process, the Company has made correcting adjustments for other miscellaneous items.

These adjustments have been reflected in the accompanying consolidated interim financial statements for the prior year. The Company’s previously reported consolidated net income for the three months ended July 30, 2006 increased by $0.04 million to net income of $9.3 million. In addition, as a result of certain of these adjustments, the Company’s statement of cash flows for the three months ended July 30, 2006 has been restated.  Cash flows provided by operating activities for the three months ended July 30, 2006 increased by $15.3 million.

The following tables summarize the effects of the adjustments on the consolidated statements of operations and cash flows for the three month period ended July 30, 2006.

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Restatement of Consolidated Financial Statements (continued)

Consolidated Statement of Operations
Increase/(Decrease) (in thousands, except per share data)

	Three Months Ended
	July 30, 2006
	As
	Originally		As
	Reported	Adjustment	Restated

Operating expenses:
Casino	$42,270	$(39)	$42,231
Rooms	2,454	(3)	2,451
Food, beverage and other	9,092	(6)	9,086
Marine and facilities	15,525	(53)	15,472
Marketing and administrative	87,465	(481)	86,984
Depreciation and amortization	23,502	484	23,986
Total operating expenses	242,726	(98)	242,628
Operating income	31,242	98	31,340
Interest expense	(19,870)	(186)	(20,056)
Interest income	762	(193)	569
Income from continuing operations before income taxes and minority interest	12,134	(281)	11,853
Income tax provision	(5,748)	261	(5,487)
Minority interest	(1,071)	33	(1,038)
Income from continuing operations	5,315	13	5,328
Income from discontinued operations, net of income taxes	3,925	31	3,956
Net income	9,240	44	9,284

Earnings per common share-basic:
Income from continuing operations	$0.17	$0.01	$0.18
Income from discontinued operations, net of income taxes	0.13	-	0.13
Net income	$0.30	$0.01	$0.31

Earnings per common share-diluted:
Income from continuing operations	$0.17	$-	$0.17
Income from discontinued operatons, net of income taxes	0.12	0.01	0.13
Net income	$0.29	$0.01	$0.30

Weighted average basic shares	30,422		30,422
Weighted average diluted shares	31,404		31,404

 ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Restatement of Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows
Increase/(Decrease) (in thousands)

	Three Months Ended
	July 30, 2006
	As originally		As
	reported	Adjustment	Restated
Operating activities:
Net income (loss)	$9,240	$44	$9,284
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,502	484	23,986
Asset impairment	-	61	61
Deferred income taxes	1,477	(1,477)	-
Stock compensation expense	1,950	(419)	1,531
Gain on disposal of assets	-	(451)	(451)
Minority interest	1,071	(33)	1,038
Changes in operating assets and liabilities, net of dispositions:
Insurance receivable	7,557	(61)	7,496
Income tax receivable	856	990	1,846
Prepaid expenses and other assets	(22,654)	(15,479)	(38,133)
Accounts payable and accrued liabilities	(4,433)	1,005	(3,428)
Net cash provided by operating activities	17,012	(15,336)	1,676

Investing activities:
Purchase of property and equipment	(80,697)	(66)	(80,763)
Insurance proceeds for hurricane damages	-	15,286	15,286
Prepaid deposits and other	(4,686)	260	(4,426)
Net cash used in investing activities	(85,074)	15,480	(69,594)

Net decrease in cash and cash equivalents	(23,037)	144	(22,893)
Cash and cash equivalents at the beginning of period	121,193	(144)	121,049

4. Stock-Based Compensation

During the three months ended July 29, 2007, the Company granted 10,000 stock options with an exercise price and a grant date fair value of $23.71 per share and $15.38 per share, respectively. These options vest and become exercisable 50% upon the date of grant and 50% upon the one-year anniversary of the grant date. The Company recognizes compensation expense for this grant on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. During the three months ended July 30, 2006, the Company granted 3,999 stock options with an exercise price and a grant date fair value of $24.49 per share and $13.65 per share, respectively. These options were granted as a stock option reload and vested and were exercisable upon the date of grant. The Company fully recognized compensation expense for this grant upon the date of grant.

The estimated rate of forfeitures for executives increased from 17.7% in fiscal 2007 to 25.5% in fiscal 2008, and for optionees beneath the executive level, it increased from 31.9% to 42.7% over the same reporting period. The cumulative impact of these changes in forfeiture estimates decreased expense approximately $0.5 million during the first quarter of fiscal 2008.

Total stock option expense included in Marketing and administrative expense in the accompanying consolidated statements of operations was $0.9 million and $1.5 million for the three months ended July 29, 2007 and July 30, 2006, respectively.

 ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Discontinued Operations

On July 31, 2006, the sale of the Company’s Bossier City and Vicksburg properties to privately owned Legends Gaming, LLC was completed for $240.0 million cash plus a working capital adjustment of $7.4 million. The Company received $240.0 million, less transaction fees, at closing and has been paid $4.9 million of the $7.4 million working capital adjustment as of July 29, 2007.

Net revenues, pretax income from discontinued operations, income taxes from discontinued operations and income from discontinued operations, net of tax are summarized as follows (in thousands):

Three Months
Ended
July 30,
2006
(Restated)
Net revenues	$41,403
Pretax income from discontinued operations	6,968
Income taxes from discontinued operations	3,012
Income from discontinued operations	3,956

Net interest expense of $3.3 million for the three months ended July 30, 2006 has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation in accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations.”

6. Hurricanes and Related Charges

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

The Company has recognized hurricane related charges, net for property impairment of $75.9 million in the statements of operations. In addition to the property impairment, the Company also incurred additional costs directly related to the hurricane damage and recovery and the property operating costs related to the period of closure which are also covered under the insurance policies. The Company has incurred a total of $86.2 million of incremental costs, consisting of $62.2 million in fiscal year 2006, $22.6 million in fiscal year 2007 and $1.5 million in the first quarter of fiscal 2008.

 ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Hurricanes and Related Charges (continued)

As discussed above, the Company has business interruption insurance for lost profits. Gains recognized under this coverage are recorded in food, beverage and other revenue in the accompanying statements of operations when the Company receives proof of loss from the insurance carriers. In the third fiscal quarter of 2007, the Company recorded a gain and insurance receivable of $2.8 million as the result of the receipt of a proof of loss under the business interruption-loss of income coverage related to Hurricane Rita at Lake Charles and Hurricane Wilma at Pompano Park. This amount was received during the fourth fiscal quarter of 2007.

As of July 29, 2007, the Company has established an insurance receivable of $160.2 million since the inception of the claims. This amount includes the property impairments recognized, incremental costs incurred and receipt of proof of loss, net of the deductible portion of its claims, of $4.8 million, which was expensed in fiscal 2006 and recorded as hurricane related charges, net on the consolidated statements of operations.

Also as of July 29, 2007, the Company has received advances of $102.7 million related to property impairment and incremental costs incurred. The Company believes it will ultimately collect more than the $75.9 million related to the property impairment as the insurance coverage is for replacement value and the insurance receivable recorded for the property impairment represents the net book value off the assets at the date of loss. In addition, the Company has not yet received proof of losses on open claims under the business interruption loss of profits coverage related to the claims in Biloxi and Lake Charles. The Company continues to negotiate with its insurers to settle its claims. The timeline for final settlement of the claims is expected to occur within one year.

The following table shows the activity flowing through the insurance accounts (in thousands):

	Total Items Incurred as of
	July 29,	April 29,
	2007	2007

Property impairment	$75,868	$75,868
Incremental costs incurred	86,244	84,793
Loss of income*	2,817	2,817
Hurricane related charges, net	(4,776)	(4,776)
Insurance receivable, gross	$160,153	$158,702
Insurance receipts	(102,666)	(102,662)
Insurance receivable, net	$57,487	$56,040

* Represents business interruption claim for loss of income for which a proof of loss has been received.

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets are as follows (in thousands):

	Goodwill	Gaming Licenses	Customer Lists, net	Trademarks	Other Intangibles Assets, net

April 29, 2007 balance	$297,268	$61,953	$-	$12,201	$74,154

Acquisition of Caruthersville	-	4,566	868	100	5,534

July 29, 2007 balance	$297,268	$66,519	$868	$12,301	$79,688

 ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term debt consists of the following (in thousands):
	July 29,	April 29,
	2007	2007

7% Senior Subordinated Notes	$500,000	$500,000
9% Senior Subordinated Notes	200,000	200,000
Senior Secured Credit Facilities:
February 2005 Credit Facility:
Variable rate term loan	-	293,500
Revolver	-	210,000
July 2007 Credit Facility:
Variable rate term loan	500,000	-
Revolver	80,000	-
Isle-Black Hawk Senior Secured Credit Facility, non-recourse to
Isle of Capri Casinos, Inc.:
Variable rate term loan	186,675	187,150
Revolver	16,400	16,400
Isle-Black Hawk Special Assessment BID Bonds, non-recourse to Isle of Capri
Casinos, Inc.	348	348
Blue Chip Credit Facility non-recourse to Isle of Capri Casinos, Inc.	6,166	6,157
Variable rate TIF Bonds due to City of Bettendorf	1,751	1,751
Variable rate General Obligation Bonds due to City of Davenport	1,335	1,505
Other	4,271	1,168
	1,496,946	1,417,979
Less current maturities	9,769	7,594
Long-term debt	$1,487,177	$1,410,385

The following is a brief description of the Company and its subsidiaries’ borrowing arrangements.

7% Senior Subordinated Notes
On March 3, 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014 (“7% Senior Subordinated Notes”). The 7% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and the Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 13. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, including the $200 million in aggregate principal amount of the existing 9% Senior Subordinated Notes, and senior to any future subordinated indebtedness. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1st and September 1st through maturity.

The 7% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 1, 2009, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1st of the years indicated below:

 ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (continued)

7% Senior Subordinated Notes (continued)

Year	Percentage

2009	103.500%
2010	102.333%
2011	101.167%
2012 and thereafter	100.000%

The Company issued the 7% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, limits the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase its stock or its restricted subsidiaries’ stock. The indenture also limits the Company’s ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

9% Senior Subordinated Notes
On March 27, 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (“9% Senior Subordinated Notes”). The 9% Senior Subordinated Notes are guaranteed by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 13. The 9% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, including the $500.0 million in aggregate principal amount of the existing 7% Senior Subordinated Notes and senior to any future subordinated indebtedness. Interest on the 9% Senior Subordinated Notes is payable semi-annually on each March 15th and September 15th through maturity. The Company issued the 9% senior subordinated notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, among other things, limits the ability of the Company and its restricted subsidiaries to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase its stock or its restricted subsidiaries’ stock. The Company is also limited in its ability to issue and sell capital stock of its subsidiaries and in its ability to sell assets in excess of specified amounts or merge with or into other companies.

The 9% Senior Subordinated Notes are redeemable, in whole or in part, at the Company’s option at any time on or after March 15, 2007, at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 15th of the years indicated below.

Year	Percentage

2007	104.500%
2008	103.000%
2009	101.500%
2010 and thereafter	100.000%

Effective July 30, 2007, the Company called the $200.0 million 9% Senior Subordinated Notes which were redeemed, in full, on August 29, 2007, at the 104.5% call price, a premium of 4.5% or $9.0 million.

 ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (continued)

Senior Secured Credit Facilities:

February 2005 Credit Facility
On February 4, 2005, the Company refinanced its previous senior secured credit facility. The $700 million new credit facility (the “February 2005 Credit Facility”) provided for a $400.0 million revolving credit facility maturing on February 4, 2010 and a $250.0 million term loan facility maturing on February 4, 2011 (or February 6, 2012 if the Company elects to refinance its existing 9% Senior Subordinated Notes currently due March 2012). On August 3, 2005, the Company exercised its option for a delayed draw term loan for an additional $50.0 million. The draw was accessed in anticipation of funding the Company’s ongoing development projects. At the Company’s and the lead arranger’s mutual discretion, the Company may increase the revolver and/or term loan, in an aggregate amount up to $200.0 million, subject to certain conditions.

The term loans are payable in quarterly principal installments beginning on March 31, 2005 and ending on February 4, 2011 unless extended as described above. The revolving credit facility bears interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 1.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.75%. The term loan bears interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%. The Company was required to pay a commitment fee of 0.50% of the unused revolving facility.

The senior secured credit facility provides for certain covenants, including financial covenants. The senior secured credit facility is secured by liens on substantially all of the Company’s assets and guaranteed by all of its restricted subsidiaries. As a result of the Company’s delay in filing its original third quarter of fiscal year 2007 Form 10-Q, the Company did not meet its financial reporting requirements. On March 15, 2007, the Company received a limited waiver through June 15, 2007, which was later extended through August 31, 2007, for meeting its financial reporting requirement, as well as waiving certain financial covenants for the fourth quarter of fiscal year 2007 and the first quarter of fiscal year 2008.

July 2007 Credit Facility
On July 26, 2007, the Company entered into a $1.35 billion senior secured credit facility (the “July 2007 Credit Facility”), replacing the February 2005 Credit Facility. The July 2007 Credit Facility is secured on a first priority basis, subject to certain permitted liens, by substantially all of the Company’s assets and certain of its subsidiaries. The July 2007 Credit Facility consists of a $475.0 million five-year revolving credit facility which matures on July 26, 2012 and a $875.0 million term loan facility which matures on November 25, 2013, subject to extension at the Company’s option to July 26, 2014 upon the satisfaction of certain conditions. The $875.0 million term loan facility consists of a $500.0 million senior secured loan facility which was drawn at closing; a $200.0 million senior secured delayed draw facility which may be drawn within 30 days after closing in order to retire the Company’s 9% Senior Subordinated Notes which were called in accordance with the terms of the related indenture on July 30, 2007, at a call price of 104.5%, a premium of 4.5% or $9.0 million; and a $175.0 million senior secured delayed draw facility which can be drawn within twelve months after closing, at the Company’s option. The redemption of the 9% Senior Subordinated Notes and the satisfaction and discharge of the related indenture was completed on August 29, 2007.

The July 2007 Credit Facility also provides for up to an aggregate amount of $500.0 million in incremental financing (also referred to as “greenshoe” facilities) of which $300.0 million may be used for general corporate purposes and $200.0 million may be used, at the Company’s option, solely to refinance the

 ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (continued)

Senior Secured Credit Facilities: (continued)

Isle-Black Hawk Credit Facility. All incremental facilities are subject to certain conditions, including the agreement of existing and/or new lenders to make the additional credit extensions thereunder and will be guarantied and secured on a pari passu basis with the July 2007 Credit Facility.

The term loans are payable in quarterly principal installments beginning on September 30, 2007 and ending on November 25, 2013 unless extended as described above. The revolving credit facility bears interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the administrative agent announces from time to time as its prime lending rate plus an applicable margin of up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.25%. The term loan bears interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the administrative agent announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%. The Company is required to pay a commitment fee of 0.375% of the unused revolving facility.

Costs incurred as part of the July 2007 Credit Facility aggregated to $7.8 million. In conjunction with the replacement of the February 2005 Credit Facility with the July 2007 Credit Facility, $2.2 million of debt issuance costs were recorded as a loss on early extinguishment of debt while the remaining deferred debt issuance costs will be amortization over the life of the respective lives of the revolver and term credit facility.  The weighted average effective interest rate of the February 2005 and July 2007 Credit Facilities for the three month period ended July 29, 2007 was 7.72%. The weighted average effective interest rate of the February 2005 Credit Facility for the three month period ended July 30, 2006 was 7.41%.

As of July 29, 2007, the Company had letters of credit outstanding under the July 2007 Credit Facility totaling $29.4 million.  As of July 29, 2007, the net line of credit availability under the July 2007 Credit Facility revolver was $365.6 million, and additional lines of credit were available under the 30-day and 365-day delayed draws aggregating $200.0 million and $175.0 million, respectively.

Isle-Black Hawk Senior Secured Credit Facility
Isle of Capri Black Hawk, L.L.C., a joint venture company that owns and operates two casinos in Black Hawk, Colorado is owned 57% by Isle of Capri Casinos, Inc. and 43% by a subsidiary of Nevada Gold & Casinos, Inc. On October 24, 2005, Isle of Capri Black Hawk, L.L.C. entered into a $240.0 million Second Amended and Restated Credit Agreement (the “Isle-Black Hawk Credit Facility”). The credit agreement, which amends and restates the Isle of Capri Black Hawk, L.L.C.’s existing credit agreement in its entirety, provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At the Isle of Capri Black Hawk, L.L.C.’s and the lead arranger’s mutual discretion, Isle of Capri Black Hawk, L.L.C. may increase the size of the revolver and/or term loan facility in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly principal installments of $0.475 million beginning on December 30, 2005 through September 30, 2010, and $45.125 million beginning December 31, 2010 through September 30, 2011. The revolving loans bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin up to 1.25% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loan bears interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable base rate margin of 1.00% or the rate that the lead arranger announces from time to time as its prime lending rate, plus an applicable base rate margin of 1.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%. The Isle of Capri Black Hawk, L.L.C is required to pay a commitment fee of 0.5% of the unused portion of the revolving facility. The credit agreement is secured by liens on substantially all of the Isle of Capri Black Hawk, L.L.C.’s assets. The credit agreement contains customary representations and warranties and affirmative and negative covenants and is non-recourse to the Company. The weighted

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (continued)

Senior Secured Credit Facilities: (continued)

average effective interest rate of total debt outstanding under the Isle-Black Hawk Credit Facility for the three month period ended at July 29, 2007 and July 30, 2006 was 7.07% and 6.85%, respectively.

Effective January 26, 2007, the Company executed a First Amendment to the Second Amended and Restated Credit Agreement amending certain covenant requirements for the third and fourth quarters of fiscal year 2007. Effective July 20, 2007, the Company executed a Second Amendment to the Second Amended and Restated Credit Agreement to adjust certain financial covenants for the remainder of the term of the Isle-Black Hawk Credit Facility. The Isle of Capri Black Hawk, L.L.C. was in compliance with all covenants as of July 29, 2007.

As of July 29, 2007, the Isle of Capri Black Hawk, L.L.C. had no letters of credit outstanding under the Isle-Black Hawk Credit Facility. As of July 29, 2007, the net line of credit availability under the Isle-Black Hawk Credit Facility was $33.6 million.

Interest Rate Swap Agreements
As of July 29, 2007, the Isle of Capri Black Hawk, L.L.C. has interest rate swap agreements with an aggregate notional value of $40.0 million or 19.7% of its variable rate term loan outstanding under the Isle-Black Hawk Credit Facility. The swap agreements effectively convert portions of Isle of Capri Black Hawk, L.L.C. variable rate debt to a fixed-rate basis until the respective remaining swap agreements terminate, which occurs during the fourth quarter of fiscal year 2008. For the fiscal quarters ended July 29, 2007 and July 30, 2006, the Isle of Capri Black Hawk, L.L.C. recorded a net valuation loss of $0.2 million and $0.0 million, respectively in food, beverage and other within the accompanying consolidated statements of operations related to the change in fair market value of the undesignated swap agreements.

The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts not designated as hedging instruments, expressed in present value terms, totaled $0.3 million and $0.5 million as of July 29, 2007 and April 29, 2007, respectively. Based on the maturity dates of the contracts, these amounts are included in Prepaid expenses and other assets in the accompanying consolidated balance sheets.

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

Blue Chip Credit Facility
Blue Chip Casinos Plc (“Blue Chip”) entered into an agreement effective November 28, 2003, as amended, on May 24, 2004, with the Bank of Scotland to borrow up to £3.5 million (the “Blue Chip Credit Facility”) to fund its casino development program. As of July 29, 2007, total outstanding debt aggregated £3.0 million ($6.2 million) which consisted of a £2.3 million ($4.6 million) term loan facility and a £0.7 million ($1.6 million) outstanding balance under the £0.8 million available revolving loan facility. The term loan is to be repaid in quarterly principal payments starting in July 2005 and continuing through July 2009. The

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt (continued)

Blue Chip Credit Facility (continued)

interest rate at Blue Chip’s option, is (1) the Bank of Scotland’s base rate plus a margin of 2.0% or (2) LIBOR plus a margin of 1.75%. As of July 29, 2007, the Bank of Scotland’s base rate was 5.75% and the variable margin was 2.00% resulting in an effective interest rate of 7.75%. The Blue Chip Credit Facility is non-recourse to the Company.

Blue Chip Casinos Plc was in compliance with all covenants as of July 29, 2007. As of July 29, 2007, Blue Chip Casinos Plc had no letters of credit outstanding under the Blue Chip Credit Facility, and net line of credit availability under the Blue Chip Credit Facility was £0.04 million ($0.07 million).

Bettendorf TIF Bonds
As part of the City of Bettendorf Development Agreement dated June 17, 1997, the City of Bettendorf issued $9.5 million in tax incremental financing bonds (“TIF Bonds”), which was used by Bettendorf to construct an overpass, parking garage, related site improvements and pay for disruption damages caused by construction of the overpass. To enable financing of the City of Bettendorf’s obligations, Bettendorf will pay incremental property taxes on the developed property assessed at a valuation of not less than $32.0 million until the TIF Bonds mature. In the event that the taxes generated by the project and other qualifying developments in the redevelopment district do not fund the repayment of the total TIF Bonds prior to their scheduled maturity, Bettendorf will pay the City of Bettendorf $0.25 per person for each person entering the boat until the remaining balance has been repaid.

Davenport General Obligation Bonds
In fiscal 2002, Davenport entered into an agreement with the City of Davenport whereby the City of Davenport would construct and own a sky bridge connecting to Davenport’s facility, allowing safer access across the street and railroad tracks. The project has been completed by the City of Davenport, at a cost of approximately $6.4 million, with Davenport obligated to pay $1.8 million. In February 2004, the City of Davenport issued $1.8 million in ten-year general obligation tax-exempt bonds at an average interest rate of 3.1%. Davenport is required to make annual payments of principal and interest to the City of Davenport to retire the bonds.

9. Other Long-Term Obligations

The Company entered into an agreement during fiscal year 2004 to lease space for a new casino, which opened in July 2007, in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. Due to certain structural elements installed by the Company during the construction of the space being leased and certain prepaid lease payments it made, the Company is required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”. Accordingly, the Company has recorded a long-term obligation for £23.9 million $48.6 million and £23.8 million $47.6 million as of July 29, 2007 and April 29, 2007, respectively, even though the Company does not own this asset, is not the obligor on the corresponding long-term obligation and does not participate in or control the operations of the convention center.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Accumulated Comprehensive Income

As a result of the operations of the Company’s international subsidiaries with functional currencies other than the U.S. dollar, a resulting currency translation adjustment is necessary. The assets and liabilities of the Company’s international subsidiaries are translated using the exchange rate in effect at the balance sheet date, with the resulting translation adjustment recognized as accumulated other comprehensive income. The net change in accumulated other comprehensive income was an increase of $1.2 million for the three months ended July 29, 2007.

The following table sets forth total comprehensive income for the three months ended July 29, 2007 and July 30, 2006 (in thousands).

	July 29,	July 30,
	2007	2006
		(Restated)
Net income (loss)	$(7,115)	$9,284
Foreign current translation adjustment	1,198	740
Total comprehensive income (loss)	$(5,917)	$10,024

11. Contingencies

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment Lady Luck is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.9 million as of July 29, 2007 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in Lady Luck’s favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. The Company is awaiting a decision following that hearing. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	July 29,	July 30,
	2007	2006
Numerator:		(Restated)
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(7,115)	$5,328

Income from discontinued operations	-	3,956

Net income (loss)	$(7,115)	$9,284

Denominator:
Denominator for basic earnings per share -
weighted - average shares	30,417	30,422
Effect of dilutive securities
Employee stock options
and nonvested restricted stock	-	982
Denominator for diluted earnings per share -
adjusted weighted - average shares and
assumed conversions	30,417	31,404

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.23)	$0.18
Income from discontinued operations	-	0.13
Net income (loss)	$(0.23)	$0.31

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.23)	$0.17
Income from discontinued operations	-	0.13
Net income (loss)	$(0.23)	$0.30

The Company computed basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding for the period. The Company reported a net loss for the three months ended July 29, 2007 and thus reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for that time period. For the three months ended July 30, 2006, diluted earnings per share was determined as net income divided by the weighted average number of shares outstanding for the period, after applying the treasury method to determine any incremental shares associated with stock options outstanding. Anti-dilutive stock options were excluded from the calculation of potential common shares for diluted earnings per share.

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

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Consolidating Condensed Financial Information

Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s 9% Senior Subordinated Notes and 7% Senior Subordinated Notes. The following tables present the consolidating condensed balance sheets as of July 29, 2007 and April 29, 2007, statements of operations for the three months ended July 29, 2007 and July 30, 2006 and statements of cash flows for the three months ended July 29, 2007 and July 30, 2006 of the parent company, guarantor subsidiaries and non-guarantor subsidiaries of the Isle of Capri Casinos, Inc.

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED CONDENSED GUARANTOR SUBSIDIARIES, NON-GUARANTOR SUBSIDIARIES,
AND PARENT COMPANY FINANCIAL INFORMATION
AS OF JULY 29, 2007 AND APRIL 29, 2007;
THE THREE MONTHS ENDED JULY 29, 2007 AND JULY 30, 2006
UNAUDITED
(IN THOUSANDS)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of July 29, 2007
Balance Sheet
Current assets	$62,400	$174,258	$78,852	$(23,859)	$291,651
Intercompany receivables	1,262,828	(308,731)	(6,978)	(947,119)	-
Investments in subsidiaries	273,245	295,188	(34,804)	(533,629)	-
Property and equipment, net	21,640	1,026,381	389,887	-	1,437,908
Other assets	22,266	372,174	33,741	(3,001)	425,180
Total assets	$1,642,379	$1,559,270	$460,698	$(1,507,608)	$2,154,739

Current liabilities	$80,529	$112,501	$73,378	$(28,278)	$238,130
Intercompany payables	-	796,772	153,087	(949,859)	-
Long-term debt,
less current maturities	1,276,946	5,965	204,266	-	1,487,177
Other accrued liabilities	7,061	75,892	40,186	-	123,139
Minority interest	-	-	-	28,802	28,802
Stockholders' equity	277,843	568,140	(10,219)	(558,273)	277,491
Total liabilities and stockholders' equity	$1,642,379	$1,559,270	$460,698	$(1,507,608)	$2,154,739

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 29, 2007
Statement of Operations
Revenues:
Casino	$-	$228,817	$48,417	$-	$277,234
Rooms, food, beverage and other	31	44,682	11,002	(3,230)	52,485
Gross revenues	31	273,499	59,419	(3,230)	329,719
Less promotional allowances	-	40,937	10,249	-	51,186
Net revenues	31	232,562	49,170	(3,230)	278,533

Operating expenses:
Casino	(766)	31,493	7,868	-	38,595
Gaming taxes	-	60,292	8,780	-	69,072
Rooms, food, beverage and other	11,949	90,958	22,670	(3,315)	122,262
Management fee expense (revenue)	(8,417)	8,366	51	-	-
Depreciation and amortization	805	24,709	5,044	-	30,558
Total operating expenses	3,571	215,818	44,413	(3,315)	260,487

Operating income (loss)	(3,540)	16,744	4,757	85	18,046
Interest expense, net	(8,181)	(11,401)	(5,138)	-	(24,720)
Loss on extinguishment of debt	(2,192)	-	-	-	(2,192)
Equity in income (loss) of subsidiaries	1,026	5,332	(1,075)	(5,283)	-

Income (loss) before income taxes and minority interest	(12,887)	10,675	(1,456)	(5,198)	(8,866)
Income tax (provision) benefit	5,772	(2,217)	123	-	3,678
Minority interest	-	-	-	(1,927)	(1,927)
Net income (loss)	$(7,115)	$8,458	$(1,333)	$(7,125)	$(7,115)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 29, 2007
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$4,424	$1,325	$8,439	$(6,888)	$7,300
Net cash provided by (used in)
investing activities	(934)	(104,974)	(20,690)	-	(126,598)
Net cash provided by (used in)
financing activities	(58,633)	105,352	14,409	6,888	68,016
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	24	-	24
Net increase (decrease) in cash and
cash equivalents	(55,143)	1,703	2,182	-	(51,258)
Cash and cash equivalents at
beginning of the period	82,895	70,638	34,581	-	188,114
Cash and cash equivalents at
end of the period	$27,752	$72,341	$36,763	$-	$136,856

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	As of April 29, 2007
Balance Sheet
Current assets	$110,189	$152,937	$70,420	$(13,208)	$320,338
Intercompany receivables	1,130,006	(455,871)	8,262	(682,397)	-
Investments in subsidiaries	273,493	289,857	(33,730)	(529,620)	-
Property and equipment, net	19,644	946,127	372,799	-	1,338,570
Other assets	19,248	366,889	36,446	(5,800)	416,783
Total assets	$1,552,580	$1,299,939	$454,197	$(1,231,025)	$2,075,691

Current liabilities	$61,274	$122,089	$60,889	$(8,511)	$235,741
Intercompany payables	-	539,023	151,017	(690,040)	-
Long-term debt,
less current maturities	1,200,500	3,495	206,390	-	1,410,385
Other accrued liabilities, deferred taxes and
long-term obligations	5,122	75,791	38,994	-	119,907
Minority interest	-	-	-	27,836	27,836
Stockholders' equity	285,684	559,541	(3,093)	(560,310)	281,822
Total liabilities and stockholders' equity	$1,552,580	$1,299,939	$454,197	$(1,231,025)	$2,075,691

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 30, 2006
	(Restated)
Statement of Operations
Revenues:
Casino	$-	$228,445	$49,175	$-	$277,620
Rooms, food, beverage and other	(46)	45,534	12,510	(3,574)	54,424
Gross revenues	(46)	273,979	61,685	(3,574)	332,044
Less promotional allowances	-	47,001	11,075	-	58,076
Net revenues	(46)	226,978	50,610	(3,574)	273,968

Operating expenses:
Casino	201	34,107	7,923	-	42,231
Gaming taxes	-	48,886	9,457	-	58,343
Rooms, food, beverage and other	11,283	81,602	29,159	(3,976)	118,068
Management fee expense (revenue)	(9,741)	9,849	(108)	-	-
Depreciation and amortization	447	18,855	4,684	-	23,986
Total operating expenses	2,190	193,299	51,115	(3,976)	242,628

Operating income (loss)	(2,236)	33,679	(505)	402	31,340
Interest expense, net	(4,949)	(9,503)	(5,035)	-	(19,487)
Equity in income (loss) of subsidiaries	13,143	2,947	(2,901)	(13,189)	-

Income (loss) from continuing operations
before income taxes and minority interest	5,958	27,123	(8,441)	(12,787)	11,853
Income tax (provision) benefit	3,326	(11,192)	2,379	-	(5,487)
Minority interest	-	-	-	(1,038)	(1,038)
Income (loss) from continuing operations	9,284	15,931	(6,062)	(13,825)	5,328
Income from discontinued operations, net of taxes	-	3,956	-	-	3,956
Net income (loss)	$9,284	$19,887	$(6,062)	$(13,825)	$9,284

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Consolidating Condensed Financial Information (continued)

	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
	For the Three Months Ended July 30, 2006
	(Restated)
Statement of Cash Flows
Net cash provided by (used in)
operating activities	$21,292	$9,659	$(2,313)	$(26,962)	$1,676
Net cash provided by (used in)
investing activities	(5,713)	(57,506)	(7,169)	794	(69,594)
Net cash provided by (used in)
financing activities	(45,074)	52,657	11,270	26,168	45,021
Effect of foreign currency exchange rates on
cash and cash equivalents	-	-	4	-	4
Net increase (decrease) in cash and
cash equivalents	(29,495)	4,810	1,792	-	(22,893)
Cash and cash equivalents at
beginning of the period	29,187	67,494	24,368	-	121,049
Cash and cash equivalents at
end of the period	$(308)	$72,304	$26,160	$-	$98,156

(a)
The following subsidiaries of the Company are guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Services, Inc.; CSNO, L.L.C.; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; IOC-Manufacturing, Inc.; and Riverboat Corporation of Mississippi - Vicksburg. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

(b)
The following subsidiaries are not guarantors of the 7% Senior Subordinated Notes and the 9% Senior Subordinated Notes: Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; Casino Parking, Inc.; Isle of Capri-Bahamas, Ltd.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; International Marco Polo Services, Inc.; Isle of Capri of Michigan L.L.C.; Isle of Capri Bettendorf Marina Corp.; IOC Services, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C.; Casino America of Colorado, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; The Isle of Capri Casinos Limited, IOC Pittsburgh, Inc. and Capri Insurance Corporation.

ISLE OF CAPRI CASINOS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Business Combination

On June 10, 2007, the Company acquired 100% of the membership interests of Atzar Missouri Riverboat Gaming Company, L.L.C., a Missouri limited liability company. Atzar Missouri Riverboat Gaming Company, L.L.C. is located in southeast Missouri and employs approximately 300 team members. The purchase price was approximately $46.0 million subject to finalization of certain adjustments in accordance with the Purchase Agreement dated March 16, 2007. The Company is finalizing the asset valuation and certain closing date adjustments with the seller. Therefore, the allocation of the purchase price and the valuation of the assets and liabilities is preliminary as of July 29, 2007. Any adjustments are not expected to be material. The estimated fair value of long-term assets acquired and liabilities assumed at the acquisition date was $45.2 million, of which $39.7 million relate to fixed assets and $5.5 million relate to intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties, and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado, Florida, Coventry, England and Freeport, Grand Bahama. We also operate a harness racing track in Florida at the same location that we operate a casino. Additionally, we have a controlling interest in and manage casinos in Dudley and Wolverhampton, England.

The following table reflects our consolidated net revenues and operating income by state:

ISLE OF CAPRI CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended
	July 29,	July 30,	Variance	Variance
	2007	2006	$	%
		(Restated)
Net revenues:
Mississippi	$55,923	$85,383	$(29,460)	(34.5%)
Louisiana	43,001	44,667	(1,666)	(3.7%)
Missouri	44,756	40,831	3,925	9.6%
Iowa	54,667	50,514	4,153	8.2%
Colorado	39,215	39,615	(400)	(1.0%)
Florida	34,197	5,832	28,365	486.4%
International	6,709	7,109	(400)	(5.6%)
Corporate and other	65	17	48	282.4%
Total net revenues	$278,533	$273,968	$4,565	1.7%

Operating income:
Mississippi	$6,164	$23,842	$(17,678)	(74.1%)
Louisiana	6,671	6,028	643	10.7%
Missouri	8,626	5,056	3,570	70.6%
Iowa	8,164	9,922	(1,758)	(17.7%)
Colorado	9,904	7,132	2,772	38.9%
Florida	(4,454)	(1,369)	(3,085)	(225.3%)
International	(5,108)	(3,672)	(1,436)	(39.1%)
Corporate and other	(11,921)	(15,599)	3,678	23.6%
Operating income	$18,046	$31,340	$(13,294)	(42.4%)

Note: The table excludes our Vicksburg and Bossier City properties which have been classified as discontinued operations. Additionally, results in fiscal year 2008 will not be comparable to results in fiscal year 2007 for Missouri, Iowa, International, and Corporate and other due to the opening or reclassification of properties in each category in fiscal year 2008.

In Mississippi, our three continuing operations contributed 20.1% of net revenues. The Biloxi property’s net revenues and operating income decreased significantly from abnormally high prior year operating results due to increased competition in the market as competitors have re-opened after closures caused by Hurricane Katrina and while our Biloxi property remains negatively impacted by the destruction of the Biloxi/Ocean Springs bridge, which is the primary thoroughfare for travelers from Alabama and Florida to east Biloxi where our Biloxi property is located. Two lanes of the new Biloxi/Ocean Springs bridge are scheduled to open in November 2007 and the complete new bridge with six lanes is scheduled to open in June 2008. The Natchez property continues to experience decreases in both net revenues and operating income primarily resulting from the re-opening of casinos along the Gulf Coast. The Lula property’s net revenues and operating income decreased due to increased competition impacting certain of the property’s outlying feeder markets and disruption due to renovations of the casino floor.

In Louisiana, the Lake Charles property contributed 15.4% of net revenues. The Lake Charles property experienced a decrease in net revenues due to increased competition in the market as competitors have fully re-opened following closures caused by Hurricane Rita and post hurricane normalization of population levels in the property’s feeder markets. Operating income increased, however, due primarily to decreased marketing expenses and overall cost control efforts.

In Missouri, our three properties contributed 16.1% of net revenues. Net revenues increased due to the addition of the Caruthersville property on June 11, 2007 while revenues at our other Missouri properties decreased slightly. Operating income increased in the first quarter of fiscal 2008 due to the addition of the Caruthersville property as well as increases at our other Missouri properties related to decreased marketing expenses and overall cost control efforts.

In Iowa, our four casinos contributed 19.6% of net revenues. Net revenues and operating income increased primarily due to the opening of the Waterloo property on June 30, 2007. Combined net revenues decreased moderately at our Quad-City and Marquette properties due primarily to the impact of increased competition. However, combined operating income for these properties decreased only slightly due to cost control efforts.

In Colorado, our two casino operations contributed 14.1% of net revenues. The Black Hawk properties experienced a decrease in net revenues compared to the prior year period primarily due to a planned reduction in complimentary rooms and food and beverage. Operating income increased at both Black Hawk properties due to decreases in marketing expenses and overall cost control efforts.

In Florida, the Pompano property contributed 12.3% of net revenues. Net revenues and operating income increased due to the opening of the slot gaming facility on April 14, 2007.

In International operations, net revenues decreased primarily due to decreased marketing at Lucaya slightly offset by the opening of the Coventry property in July. Operating income decreased $1.4 million primarily due to the opening of Coventry.

Corporate and other includes our corporate office operations and new development costs. The decrease in corporate and other compared to the first quarter of fiscal 2007 is primarily due to a $3.2 million decrease in new developments costs, primarily due to costs incurred in the prior year fiscal quarter related to the pursuit of gaming licenses in Pittsburgh, Pennsylvania and Singapore.

Operating results from the Vicksburg and Bossier City properties have been classified as discontinued operations for all periods presented and thus are not included in the Executive Review discussed above.

Critical Accounting Estimates

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

As of April 30, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current Other accrued liabilities or long-term Other long-term liabilities based on the time until expected payment.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48.

Stock Based Compensation
We apply the FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. As of July 29, 2007, there was $6.3 million in unrecognized stock compensation costs that we will expense over the remaining vesting period, approximately 5.0 years with a weighted average period of 3.1 years.

The estimated rate of forfeitures for executives increased from 17.7% in fiscal 2007 to 25.5% in fiscal 2008, and for optionees beneath the executive level, it increased from 31.9% to 42.7% over the same reporting period. The cumulative impact of these changes in forfeiture estimates decreased expense approximately $0.5 million during the fiscal quarter ended July 29, 2007.

Results of Operations
Our results of operations for the fiscal quarter ended July 29, 2007 reflect the consolidated operations of all of our subsidiaries and include the following properties: Lake Charles, Biloxi, Lula, Natchez, Kansas City, Boonville, Caruthersville, Bettendorf, Marquette, Rhythm City-Davenport, Waterloo, Isle-Black Hawk, Colorado Central Station-Black Hawk, Our Lucaya, Pompano Park, Coventry, Blue Chip-Dudley and Blue Chip-Wolverhampton. For the fiscal quarter ended July 30, 2006 results reflect Vicksburg and Bossier City as discontinued operations.

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

Three Fiscal Months Ended July 29, 2007 Compared to Three Fiscal Months Ended July 30, 2006

Gross revenues for the fiscal quarter ended July 29, 2007 were $329.7 million, which included $277.2 million of casino revenue, $13.8 million of room revenue, $4.6 million of pari-mutuel commissions, and $34.1 million of food, beverage and other revenue. This compares to gross revenues for the fiscal quarter ended July 30, 2006 of $332.0 million, which included $277.6 million of casino revenue, $14.7 million of room revenue, $5.0 million of pari-mutuel commissions and $34.8 million of food, beverage and other revenue.

Casino revenue decreased by $0.4 million, or 0.1%, compared to the fiscal quarter ended July 30, 2006. We experienced a significant decrease of $28.0 million in our revenues from the Biloxi property principally because of limited competition due to hurricane closures in the prior year. This decrease in revenues was offset by an increase of $26.6 million in casino revenue at the Pompano property, which opened a slot gaming facility in April 2007. Casino revenue at the Natchez property was down $1.5 million primarily due to the reopening of Gulf Coast casinos. The Lula property experienced a decrease of $1.6 million in casino revenue primarily due to increased competition impacting certain of the property’s outlying feeder markets, and disruption due to renovations of the casino floor. Casino revenue at our two Quad-City properties and the Marquette property was collectively down $4.0 million over the same fiscal quarter of the prior year largely due to increased competition, however this decrease was offset by a $7.6 million increase related to the Waterloo property, which opened in July 2007. Casino revenue at the Kansas City property decreased $1.5 million due to aggressive marketing and new amenities by our competitors, however this decrease was offset by a $4.5 million increase related to the Caruthersville property, which we acquired in June 2007. Casino revenue was down at the Lake Charles property by $2.0 million over the same fiscal quarter in prior year primarily due to increased competition and post-hurricane market normalization.

Room revenue decreased $0.8 million, or 5.5% compared to the fiscal quarter ended July 30, 2006, primarily resulting from the decreased revenue at the Biloxi property related to increased competition, which was partially offset by the new hotels in Waterloo and Bettendorf. Pari-mutuel commissions earned at Pompano Park in Florida for the fiscal quarter were down slightly due to fewer live race days. Food, beverage and other revenues decreased by $0.8 million, or 2.2%, primarily attributable to an increased competition and a planned reduction in marketing spend in our Mississippi, Colorado and Louisiana markets with partial offsets by increases at our new Caruthersville, Waterloo, Coventry locations and the opening of the slot gaming facility at the Pompano property.

Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances decreased by 11.9% in the fiscal quarter ended July 29, 2007, as compared to the prior year quarter, primarily due to efforts to reduce and improve the efficiencies of marketing costs. These allowances also decreased due to decreases at the Biloxi property related to lower gaming revenue which has been driven by increased competition in the market.

Casino operating expenses decreased $3.6 million, or 8.6% in the fiscal quarter ended July 29, 2007 compared to the fiscal quarter ended July 30, 2006. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. Casino operating expenses decreased in proportion to casino revenue from 15.2% to 13.9%, primarily due to labor cost control efforts.

State and local gaming taxes increased $10.7 million, or 18.4%, in the fiscal quarter ended July 29, 2007 as compared to the fiscal quarter ended July 30, 2006 due to the opening of the Caruthersville, Waterloo, Coventry properties and the Pompano slot gaming facility, with partial offsets by decreases at the Biloxi, Lake Charles and Quad-City properties. The effective rate for gaming taxes as a percentage of gaming revenue increased from 21.0% to 24.9% due to a higher ratio of gaming revenues derived from higher rate states.

Room expenses increased $0.7 million, or 29.9%, compared to the fiscal quarter ended July 30, 2006 as a result of increased room capacity due to the opening of the Waterloo property hotel and the Bettendorf property hotel expansion. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories.

Pari-mutuel operating costs of the Pompano property decreased 4.0% in the current fiscal quarter as compared to our fiscal quarter ended July 30, 2006 due to fewer live race days. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, beverage and other expenses increased $2.5 million, or 28.0%, over the fiscal quarter ended July 30, 2006 primarily attributable to our new Caruthersville, Waterloo and Coventry properties and the opening of the slot gaming facility at the Pompano property. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. Food, beverage and other expenses as a percentage of gross food, beverage and other revenues increased from 26.1% to 34.1% primarily resulting from decreased revenues at the Biloxi property, the acquisition of the Caruthersville property and the opening of our new Pompanp, Waterloo and Coventry properties.

Marine and facilities expenses for the fiscal quarter ended July 29, 2007 increased $1.5 million, or 9.8%, compared to the fiscal quarter ended July 30, 2006 primarily attributable to our new Caruthersville, Waterloo, and Coventry properties and the opening of the slot gaming facility at the Pompano property. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.

Marketing and administrative expenses decreased $6.3 million, or 7.3%, compared to the fiscal quarter ended July 30, 2006. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes. The decrease is primarily related to improved marketing spend efficiency through identifying and eliminating unprofitable marketing programs. New development expenses were down due to our prior year efforts to obtain gaming licenses in Pittsburgh, Pennsylvania and Singapore and relocation expenses which were incurred in the prior year related to the relocation of our corporate headquarters to Saint Louis, Missouri. Additionally, we incurred lease termination costs in the prior year related our decision in April 2006 that we would close the Our Lucaya property in Freeport, Grand Bahama by June 2007. In April 2007 we reached an agreement with government officials and our landlord to continue operations at Our Lucaya. These cost reductions were partially offset by increased professional fees incurred during the quarter.

Pre-opening expense increased $5.9 million for the fiscal quarter ended July 29, 2007 over the fiscal quarter ended July 30, 2006 in relation to the opening of Waterloo and Coventry properties and the slot gaming facility at the Pompano property.

Depreciation and amortization expense for the quarter increased $6.6 million primarily due to the new hotel at the Bettendorf property, and the opening of the Caruthersville, Waterloo, Coventry properties and the slot gaming facility at the Pompano property. Additionally, we recorded approximately $0.5 million of new depreciation expense related to the convention center at the RICOHTM Arena in Coventry.

Net interest expense for the quarter increased $5.2 million or 26.8% compared with our fiscal quarter ended July 30, 2006. This is primarily attributable to higher debt balances on our senior secured credit facility and the allocation of a portion of net interest expense related to discontinued operations to the income statement line item Income from discontinued operations, net of income taxes in the prior year.

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

Our effective tax rate from continuing operations for the three months ended July 29, 2007 was a benefit of 41.48% compared to an expense of 46.29% for the three months ended July 30, 2006, which, in each case, includes an unrelated party’s portion of the Colorado Central Station-Black Hawk’s income taxes. Our effective tax rate from combining continuing and discontinued operations for the quarter ended July 29, 2007 was a benefit of 41.48%, as there were no discontinued operations for the quarter ended July 29, 2007, compared to an expense of 45.16% for the quarter ended July 30, 2006. The primary drivers for the difference between our effective tax rate and the statutory tax rates were permanent differences from non-deductible expenses, employment tax credits, change in state valuation allowances, international operations, taxes related to minority interests, and qualified stock option expenses that are not deductible.

Liquidity and Capital Resources
At July 29, 2007, we had cash and cash equivalents and marketable securities of $154.7 million compared to $205.3 million at April 29, 2007, the end of our last fiscal year. The $50.6 million decrease in cash and cash equivalents is the net result of $7.3 million net cash provided by operating activities, $126.6 million net cash used in investing activities and $68.0 million net cash provided by financing activities. The Company also had $2.6 million of restricted cash as of July 29, 2007. In addition, as of July 29, 2007, we had $774.3 million of unused capacity under lines of credit and available term debt consisting of $365.6 million in unused credit capacity under the July 2007 Credit Facility revolving loan commitment, $375.0 million in unused delayed draws under the July 2007 Credit Facility, $33.6 million of unused credit capacity under the Isle-Black Hawk senior secured credit facility (limited to use by the Isle-Black Hawk) and $0.1 million in unused credit capacity under the Blue Chip Credit Facility. During the fiscal quarter ended July 29, 2007, we had net payments on the February 2005 Credit Facility of $503.5 million, borrowings on the July 2007 Credit Facility of $580.0 million and the Isle-Black Hawk made net payments of $0.5 million under the Isle-Black Hawk’s senior secured credit facility. We believe that existing cash, cash flow from operations and available borrowings under our existing credit facilities will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future.

Investing Activities

We made expenditures of $85.2 million for property and equipment during the fiscal quarter ended July 29, 2007. Included in the $85.2 million was $4.5 million in construction costs related to the Biloxi casino reconstruction following Hurricane Katrina, which we expect to recover from insurance. The following table reflects expenditures and accruals for property and equipment on major projects approved by the Board of Directors for which we are committed as of July 29, 2007 and projected expenditures for these projects. The amounts in the table do not include any expenditures and accruals prior to the beginning of fiscal 2007.

		Actual		Remaining
		Fiscal Year	Three Months	Fiscal Year
		Ended 4/29/07	Ended 7/29/07	Ending 4/27/08	Thereafter (3)
		(dollars in millions)
Property	Project

Biloxi (1)	Rebuild casino	$-	$4.5	$75.0	$105.5
Bettendorf	Construct hotel	32.8	1.8	3.9	-
Davenport	Construct hotel	0.2	-	17.0	25.5
Pompano Park	Construct casino	136.7	9.5	19.2	-
Waterloo	Construct casino & hotel	78.9	39.4	53.6	-
Kansas City	Expansion & public improvements	0.1	-	-	83.9
Coventry	Construct leasehold improvements	44.6	16.6	14.7	-
West Harrison County	Construct hotel & casino	4.3	0.5	127.6	187.6
Other properties (2)	IGT Advantage program	9.7	0.2	6.0	-
Various	Slot programs	20.4	4.2	9.1	-
Various	Other capital improvements	69.7	8.5	24.0	6.9
Total		$397.4	$85.2	$350.1	$409.4

Discontinued Operations (4)		$1.9	$-	$-	$-

(1) Excludes: destroyed Biloxi casino barge of $0.2 million in fiscal 2007; Biloxi temporary casino of $52.7 million in fiscal 2007 related to construction costs at the Biloxi temporary casino hurricane reconstruction, which we expect to recover from insurance proceeds.
(2) Includes: Biloxi, Natchez, Lula, Lake Charles and Colorado Central Station
(3) The timing of these projects is discussed below
(4) Discontinued Operations consist of Vicksburg and Bossier City

Biloxi: We plan to rebuild our Biloxi casino to a scope level at or beyond the expansion project under construction when it was destroyed by Hurricane Katrina. Current estimates include a $185 million final construction phase however we are currently evaluating the final plans, the ultimate project cost, and timing are unknown at this time.

Bettendorf: We have constructed a new $45.0 million hotel with 258 rooms and additional parking. As of July 29, 2007, we had spent $41.1 million of this amount. The new hotel opened on May 21, 2007.

Davenport: In June 2005, we agreed to a $43.0 million project with the City of Davenport in which we were planning to build a 180-room hotel and rooftop restaurant, with the City of Davenport constructing a 500 space parking ramp and providing funding to realign our casino with the new hotel facility. This project is being re-evaluated based upon the recent and pending legislative changes in Iowa.

Pompano Park: We have constructed a gaming and entertainment complex including 1,500 slot machines, two restaurants and a feature bar at our Pompano Park site adjacent to the existing harness racing facility at a cost of approximately $177.6 million. Slot machine operations commenced April 14, 2007. Two additional restaurants and a new poker room with 34 tables on the second floor of the new facility opened in May 2007.

Waterloo: In May 2005, the Iowa Racing and Gaming Commission awarded us a gaming license in Waterloo, Iowa. The facility is a single level casino with 1,300 gaming positions, two restaurants, a 200-room hotel and 1,000 parking spaces, which opened on June 30, 2007. A third restaurant opened in the beginning of the second quarter of fiscal 2008. Later this year, we expect to add a pool area to the facility and a nightclub and spa additions are in the preliminary stages. Total cost of the project is expected to be $177.1 million. As of July 29, 2007, we have spent $123.5 million on this project.

Kansas City: As previously announced, we have postponed our approximate $85.0 million expansion project in Kansas City, Missouri due to current bridge construction on Interstate 35. When the bridge construction timeline and impact is more clear, we will reconsider the timing this expansion project. As of July 29, 2007, we have capitalized $1.2 million on this project.

Coventry: In December 2003, we entered into an agreement to develop and operate a casino, subject to obtaining a license, in a commercial leisure complex currently under development in Coventry, England. In fiscal year 2005, we were granted a gaming license to open the Coventry casino under the current legislation (Gaming Act 1968). The casino opened on July 6, 2007.

We entered into an agreement during fiscal 2004 to lease space for Coventry (which opened in fiscal year 2008) in Coventry, England in the Coventry Convention Center. The Coventry Convention Center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. We determined that due to certain structural elements installed by us during the construction of the space being leased and certain prepaid lease payments made by us, we are required to be treated, for accounting purposes only, as the “owner” of the Coventry Convention Center, in accordance with EITF 97-10. As a result, we have recorded property and equipment, (net) of $53.5 million and $53.2 million as of July 29, 2007 and April 29, 2007, respectively. Additionally, we have recorded a long-term obligation for $48.6 million and $47.6 million as of July 29, 2007 and April 29, 2007, respectively. However, we do not own these assets, are not the obligor on the corresponding long-term obligation and do not participate in or control the operations of the Coventry Convention Center. These non-cash charges are not reflected in the above table.

Total project costs, excluding the above referenced “non-owned assets” are estimated to be approximately $86.6 million. The casino opened on July 5, 2007.

West Harrison County (Mississippi): During fiscal year 2007, the Harrison County Planning Commission approved our master plan for the previously announced 50-acre development at West Harrison County, Mississippi. Preliminary plans call for the estimated $320 million project to include a single level gaming facility with over 2,000 gaming positions, a hotel, restaurants and a complement of additional resort amenities. The project remains in the permitting and planning stages, and is subject to certain conditions, including, but not limited to, the receipt of all necessary licenses, approvals and permits. As of July 29, 2007, we have capitalized $4.8 million on this project.

IGT Advantage program: In January 2005, we announced plans to deploy the IGT Advantage™ Casino System with a total cost of the project estimated to be $20.2 million. In 2006, the project was expanded by $14.9 million for fiscal year 2007 for a total project amount of approximately $35.1 million. As of July 29, 2007, we have capitalized $28.8 million at Biloxi, Lula, Lake Charles and Natchez, leaving a remaining budget of approximately $6.3 million. We expect these product upgrades will allow us to operate more competitively within our markets. Our slot improvement initiative also includes an increased ticket-in/ticket-out slot product offering.

The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the renovation and upgrade of hotel rooms, restaurants and other areas of our properties.

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

Rosemont (Illinois): On March 15, 2004, we announced that we had been selected by the Illinois Gaming Board as the successful bidder in a federal bankruptcy court auction for the 10th Illinois gaming license previously issued to Emerald Casinos, Inc. This process was conducted pursuant to an agreement approved by, among other parties, the Illinois Attorney General. We bid $518.0 million to acquire by merger the stock of a company in bankruptcy that owns the license. In 2006, however, the Illinois Gaming Board, based on a recommendation by an administrative law judge following a hearing, revoked the license issued to Emerald on the basis of Emerald’s past conduct (which revocation has been stayed pending the outcome of litigation). For the reasons set forth above, among others, we believe that our ability to obtain the gaming license and open a gaming facility in Rosemont has been subjected to increased uncertainty. At this juncture, it appears unlikely that the license will be awarded to Rosemont.

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

Financing Activities
On July 26, 2007, we extinguished the February 2005 Credit Facility and entered into the July 2007 Credit Facility. See Note 8 for further detail on this refinancing. During the three fiscal months ended July 29, 2007, we had net sources of cash of $68.0 million primarily in the following financing activities:

• We made payments on the Isle-Black Hawk’s senior secured credit facility of $0.5 million.
• We made payments on the February 2005 Credit Facility term loans of $293.5 million.
• We made net payments on the February 2005 Credit Facility revolving credit facility of $210.0 million.
• We had borrowings on the July 2007 Credit Facility term loans of $500.0 million.
• We had borrowings on the July 2007 Credit Facility revolving credit facility of $80.0 million.
• We made payments on other property debt in the amount of $0.2 million.
• We made payments on deferred financing costs of $8.4 million.
• We received $0.6 million in proceeds from the exercise of stock options.
• We recognized a tax benefit of $0.1 million related to the exercise of stock options.
• We financed the acquisition of land in Biloxi, Mississippi through the use of a $3.1 million note payable.

As of July 29, 2007, we had $774.3 million of unused capacity under lines of credit and available term debt consisting of $365.6 million in unused credit capacity under the July 2007 Credit Facility revolving loan commitment, $375.0 million in unused delayed draws under the July 2007 Credit Facility, $33.6 million of unused credit capacity under the Isle-Black Hawk senior secured credit facility (limited to use by the Isle-Black Hawk) and $0.1 million in unused credit capacity under the Blue Chip Credit Facility. The revolving loan commitment on the July 2007 Credit Facility is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through July 2012. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal. There is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

Recently Issued Accounting Standards
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. We would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 becomes effective in the first quarter of fiscal 2009. Early adoption is permitted. The adoption of SFAS 159 could affect our accounting for available-for-sale securities held as investments. We are currently evaluating the impact, if any, of adopting SFAS No. 159 on its financial statements, and such impact cannot be reasonably estimated at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2007. Our exposures to market risk have not changed materially since April 29, 2007.

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

As of July 29, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of certain of our disclosure controls and procedures were not effective as of July 29, 2007 because of the continued existence of the material weakness related to accounting for leases as described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended April 29, 2007 (“Management’s Report”).

To address our material weakness related to accounting for leases, in June 2007 the Company engaged a third party professional services firm to review all of the Company’s leases to verify the Company is recording leases in accordance with generally accepted accounting principles, based on lease terms. In addition, the Company implemented a revised Summary of Procedures for lease accounting on May 18, 2007. These updated procedures state the technical guidance on accounting for leases and instituted a multi-level review control for new leases at the property level and at the corporate office. The effectiveness of these control changes has not been fully evaluated as of July 29, 2007.

REMEDIATION OF MATERIAL WEAKNESSES

As discussed above, as of April 29, 2007, the Company identified a material weakness in our internal control over accounting for leases. We are currently addressing this material weakness and expect to have this material weakness remediated by April 27, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment Lady Luck is are alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.9 million as of July 29, 2007 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in Lady Luck’s favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. We are awaiting a decision following that hearing. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ITEM 1A. RISK FACTORS

There are no material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the fiscal year ended April 29, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
Period

April 30, 2007 to May 27, 2007	-	$-	-	1,173,594

May 28, 2007 to July 1, 2007	-	-	-	1,173,594

July 2, 2007 to July 29, 2007	-	-	-	1,173,594

Total	-	$-	-	1,173,594

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

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

ISLE OF CAPRI CASINOS, INC.

Dated: September 7, 2007	/s/ DONN R. MITCHELL, II
Donn R. Mitchell, II Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.