Form 10-Q
period 2007-10-28
ISLE OF CAPRI CASINOS INC
filed 2007-12-07
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2007

OR

☐                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-20538

ISLE OF CAPRI CASINOS, INC.

Delaware	41-1659606
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

600 Emerson Road, Suite 300, Saint Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

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

Large accelerated ☐            Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of December 3, 2007, the Company had a total of 35,205,197 shares of Common Stock outstanding (which includes 4,372,073 shares held by us in treasury).

Table of Contents

ISLE OF CAPRI CASINOS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 28,	April 29,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,961	$188,114
Marketable securities	18,025	17,169
Accounts receivable, net	24,445	22,527
Insurance receivable, net	55,172	56,040
Income tax receivable	11,636	—
Deferred income taxes	12,410	12,421
Prepaid expenses and other assets	34,498	24,067
Total current assets	271,147	320,338
Property and equipment, net	1,430,085	1,338,570
Other assets:
Goodwill	297,268	297,268
Other intangible assets, net	79,821	74,154
Deferred financing costs, net	15,858	13,644
Restricted cash	2,639	4,637
Prepaid deposits and other	23,463	27,080
Total assets	$2,120,281	$2,075,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,105	$7,594
Accounts payable	34,238	60,460
Accrued liabilities:
Interest	7,684	10,166
Payroll and related	50,427	48,402
Property and other taxes	32,382	23,380
Income taxes	—	16,011
Other	62,649	69,728
Total current liabilities	197,485	235,741
Long-term debt, less current maturities	1,511,306	1,410,385
Deferred income taxes	31,243	41,451
Other accrued liabilities	41,739	30,817
Other long-term liabilities	49,358	47,639
Minority interest	30,115	27,836
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000 shares authorized; shares issued: 35,206 at October 28, 2007 and 34,682 at April 29, 2007	352	347
Class B common stock, $.01 par value; 3,000 shares authorized; none issued	—	—
Additional paid-in capital	184,725	175,132
Retained earnings	123,377	155,127
Accumulated other comprehensive income	3,610	3,358
	312,064	333,964
Treasury stock, 4,372 shares at October 28, 2007 and 4,324 shares at April 29, 2007	(53,029)	(52,142)
Total stockholders’ equity	259,035	281,822
Total liabilities and stockholders’ equity	$2,120,281	$2,075,691

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues:
Casino	$278,282	$249,237	$555,516	$526,857
Rooms	13,080	13,319	26,921	27,970
Pari-mutuel commissions and fees	3,838	3,832	8,414	8,793
Food, beverage and other	33,603	32,153	67,671	66,965
Gross revenues	328,803	298,541	658,522	630,585
Less promotional allowances	49,965	55,317	101,151	113,393
Net revenues	278,838	243,224	557,371	517,192
Operating expenses:
Casino	41,330	41,570	80,693	83,600
Gaming taxes	71,965	53,076	141,037	111,419
Rooms	3,164	2,429	6,345	4,880
Pari-mutuel commissions and fees	3,172	3,070	6,844	6,896
Food, beverage and other	11,400	7,506	23,029	16,592
Marine and facilities	16,781	15,634	33,271	30,746
Marketing and administrative	73,683	67,832	142,999	140,332
Corporate and development	12,919	12,790	23,993	27,835
Write-offs and other valuation charges	6,526	665	6,526	665
Pre-opening	324	389	6,457	638
Depreciation and amortization	35,270	24,304	65,827	48,290
Total operating expenses	276,534	229,265	537,021	471,893
Operating income	2,304	13,959	20,350	45,299
Interest expense	(29,176)	(23,394)	(54,990)	(43,450)
Interest income	1,140	3,463	2,234	4,032
Loss on early extinguishment of debt	(11,468)	—	(13,660)	—

Income (loss) from continuing operations before income taxes and minority interest	(37,200)	(5,972)	(46,066)	5,881
Income tax (provision) benefit	14,611	2,300	18,289	(3,187)
Minority interest	(2,046)	(515)	(3,973)	(1,553)
Income (loss) from continuing operations	(24,635)	(4,187)	(31,750)	1,141
Income from discontinued operations, net of income taxes	—	13,817	—	17,773
Net income (loss)	$(24,635)	$9,630	$(31,750)	$18,914

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.80)	$(0.14)	$(1.04)	$0.04
Income from discontinued operations, net of income taxes	—	0.46	—	0.58
Net income (loss)	$(0.80)	$0.32	$(1.04)	$0.62

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.80)	$(0.14)	$(1.04)	$0.04
Income from discontinued operations, net of income taxes	—	0.46	—	0.57
Net income (loss)	$(0.80)	$0.32	$(1.04)	$0.61

Weighted average basic shares	30,727	30,346	30,559	30,384
Weighted average diluted shares	30,727	30,346	30,559	31,228

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 29, 2007	34,682	$347	$175,132	$155,127	$3,358	$(52,142)	$281,822
Net loss	—	—	—	(31,750)	—	—	(31,750)
Unrealized loss on interest rate swap contracts net of income tax benefit of $1,105	—	—	—	—	(1,811)	—	(1,811)
Foreign currency translation adjustments	—	—	—	—	2,063	—	2,063
Comprehensive loss	—	—	—	—	—	—	(31,498)
Exercise of stock options, including income tax benefit of $1,481	524	5	6,094	—	—	—	6,099
Issuance of deferred bonus shares from treasury stock	—	—	(414)	—	—	414	—
Purchase of treasury stock	—	—	—	—	—	(1,301)	(1,301)
Deferred bonus expense	—	—	132	—	—	—	132
Stock compensation expense	—	—	3,781	—	—	—	3,781
Balance, October 28, 2007	35,206	$352	$184,725	$123,377	$3,610	$(53,029)	$259,035

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	October 28 2007	October 29 2006
		(Restated)
Operating activities:
Net income (loss)	$(31,750)	$18,914
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65,827	48,290
Amortization of bond discount and deferred financing costs	1,335	1,294
Loss on derivative instruments not designated as hedges	399	391
Asset impairment	—	657
Valuation and other charges	6,526	665
Deferred income taxes	—	(1,307)
Stock compensation expense	3,781	4,215
Deferred compensation expense	132	—
Loss on early extinguishment of debt	13,660	—
Loss (gain) on disposal of assets	159	(25,206)
Minority interest	3,973	1,553
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,606)	(5,873)
Insurance receivable	868	(15,395)
Income tax receivable (payable)	(26,441)	5,469
Prepaid expenses and other assets	(11,408)	(18,944)
Accounts payable and accrued liabilities	(26,850)	(22,742)
Net cash provided (used) in operating activities	(1,395)	(8,019)

Investing activities:
Purchase of property and equipment	(117,752)	(165,199)
Purchase of intangibles	(165)	(4,000)
Purchase of short-term investments, net of sales	(855)	(324)
Acquisition of assets, net of cash acquired	(43,026)	—
Proceeds from sales of assets held for sale	—	238,725
Insurance proceeds for hurricane damages	—	18,455
Decrease (increase) in restricted cash	1,998	(68,948)
Decrease (increase) prepaid deposits and other	299	(4,750)
Payments received on notes receivable	—	511
Net cash (used) provided in investing activities	(159,501)	14,470

Financing activities:
Proceeds from term loans	700,000	—
Principal payments on debt	(296,943)	(3,385)
Repayment of senior subordinated notes including $9,000 call premium	(209,000)	—
Borrowings on revolving lines of credit	166,721	200,252
Repayments on revolving lines of credit	(269,000)	(196,400)
Payment of deferred financing costs	(8,378)	—
Dividend payment to minority interest holder	(397)	—
Proceeds from sale of stock and exercise of stock options	4,618	1,478
Tax benefit of exercise of stock options	1,481	522
Purchase of treasury stock	(1,301)	(5,533)
Net cash provided (used) in financing activities	87,801	(3,066)

Effect of foreign currency exchange rates on cash	(58)	24

Net increase (decrease) in cash and cash equivalents	(73,153)	3,409
Cash and cash equivalents at the beginning of period	188,114	121,049
Cash and cash equivalents at the end of the period	$114,961	$124,458

See notes to the unaudited consolidated financial statements.

	Six Months Ended
	October 28, 2007	October 29, 2006
Supplemental disclosure of cash flow information:
Net cash payments for:
Interest (net of capitalized interest)	$55,079	$46,723
Income taxes, net of refunds	6,671	19,955

Supplemental schedule of noncash investing and financing activities:
Purchase of land financed with note payable	3,125	—

See notes to the unaudited consolidated financial statements.

1.  Nature of Operations

Isle of Capri Casinos, Inc. (together with its subsidiaries, the “Company” or “Isle of Capri”) was incorporated in Delaware in February 1990. The Company is a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. The Company wholly owns and operates twelve casino gaming facilities in the United States located in Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida. The Company also owns a 57% interest in, and receives management fees for operating, two gaming facilities in Black Hawk, Colorado. The Company’s international gaming interests include a wholly owned casino in Freeport, Grand Bahama, a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England and a wholly owned casino in Coventry, England. The Company also wholly owns and operates a pari-mutuel harness racing facility in Pompano Beach, Florida at the site of its Pompano Park casino facility. The Company views each property as an operating segment and all such operating segments have been aggregated into one reporting segment.

The Company receives a significant amount of its revenue from patrons within 50 miles of its properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company’s results of operations could be materially and adversely affected.

The Company’s operations are dependent on the continued licensing or qualification of the Company and such licensing and qualifications are reviewed periodically by the gaming authorities in the state of operation. The loss of a license, in any jurisdiction in which it operates, could have a material adverse effect on future results. The Company is also dependent upon a stable regulatory and tax environment in the jurisdictions in which it operates, including but not limited to the gaming regulations by which the Company is licensed. Any changes that occur in either the regulatory, political or tax structure could have a material effect on the Company’s operations.

2.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and other adjustments for debt refinancing and write offs, considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 27, 2008.

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year.  Fiscal 2008 is a 52-week year which commenced on April 30, 2007 and ends on April 27, 2008.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

3.  Restatement of Consolidated Financial Statements

 As previously disclosed in our fiscal 2007 Form 10-K, during fiscal 2007 the Company identified a series of adjustments that resulted in the restatement of our financial statements for the fiscal year ended April 30, 2006 and prior years, the quarterly results for fiscal 2006 and the first three quarters of fiscal 2007.  Financial information related to these periods contained in these consolidated financial statements give effect to this restatement. For further details see our fiscal 2007 Form 10-K.

In summary, the restatement adjustments primarily related to: a) the income tax provision and related income tax liabilities; b) accounting for the lease of the Company’s new casino space in Coventry, England in accordance with Emerging Issue Task Force (“EITF”) 97-10; c) accounting for leases with rent escalation and rent holiday clauses on a straight-line basis at several properties; d) correction of accounting errors at the Company’s 66-2/3% owned Blue Chip Casinos plc subsidiary in England; and e) the correction of the gain recognized on the sale of the Company’s Vicksburg and Bossier City properties.  Additionally, as part of the restatement process, the Company made correcting adjustments for other miscellaneous items.

These adjustments have been reflected in the accompanying consolidated interim financial statements for the prior periods. The Company’s previously reported consolidated net income for the three months ended October 29, 2006 increased by $6.2 million to net income of $9.6 million. The Company’s previously reported consolidated net income for the six months ended October 29, 2006 increased by $6.3 million to net income of $18.9 million. In addition, as a result of certain of these adjustments, the Company’s statement of cash flows for the six months ended October 29, 2006 has been restated.  Cash flows used in operating activities for the six months ended October 29, 2006 decreased by $7.4 million.  Cash flows provided by investing activities for the six months ended October 29, 2006 decreased by $7.3 million.

The following table summarizes the effects of the adjustments on the consolidated statements of operations for the three month period ended October 29, 2006.

	Three Months Ended
	October 29, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
Revenues:
Food, beverage and other	$32,156	$(3)	$32,153
Gross revenues	298,544	(3)	298,541
Net revenues	243,227	(3)	243,224
Operating expenses:
Casino	41,840	(270)	41,570
Rooms	2,405	24	2,429
Food, beverage and other	7,458	48	7,506
Marine and facilities	16,296	(662)	15,634
Marketing and administrative	79,699	(11,867)	67,832
Corporate and development	—	12,790	12,790
Write-offs and other valuation charges	—	665	665
Preopening and organizational costs	2,786	(2,397)	389
Depreciation and amortization	23,981	323	24,304
Total operating expenses	230,611	(1,346)	229,265
Operating income	12,616	1,343	13,959
Interest expense	(22,861)	(533)	(23,394)
Interest income	3,689	(226)	3,463

Income from continuing operations before income taxes and minority interest	(6,556)	584	(5,972)
Income tax benefit	2,855	(555)	2,300
Minority interest	(547)	32	(515)
Income from continuing operations	(4,248)	61	(4,187)
Income from discontinued operations, net of income taxes	7,633	6,184	13,817
Net income	3,385	6,245	9,630

Earnings per common share-basic:
Income from continuing operations	$(0.14)	$—	$(0.14)
Income from discontinued operations, net of income taxes	0.25	0.21	0.46
Net income	$0.11	$0.21	$0.32

Earnings per common share-diluted:
Income from continuing operations	$(0.14)	$—	$(0.14)
Income from discontinued operations, net of income taxes	0.25	0.21	0.46
Net income	$0.11	$0.21	$0.32

The following table summarizes the effects of the adjustments on the consolidated statements of operations for the six month period ended October 29, 2006.

	Six Months Ended
	October 29, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
Revenues:
Food, beverage and other	$66,968	$(3)	$66,965
Gross revenues	630,588	(3)	630,585
Net revenues	517,195	(3)	517,192
Operating expenses:
Casino	84,038	(438)	83,600
Rooms	4,883	(3)	4,880
Food, beverage and other	16,598	(6)	16,592
Marine and facilities	31,821	(1,075)	30,746
Marketing and administrative	167,164	(26,832)	140,332
Corporate and development	—	27,835	27,835
Write-offs and other valuation charges	—	665	665
Preopening and organizational costs	3,035	(2,397)	638
Depreciation and amortization	47,483	807	48,290
Total operating expenses	473,337	(1,444)	471,893
Operating income	43,858	1,441	45,299
Interest expense	(42,731)	(719)	(43,450)
Interest income	4,451	(419)	4,032

Income from continuing operations before income taxes and minority interest	5,578	303	5,881
Income tax provision	(2,893)	(294)	(3,187)
Minority interest	(1,618)	65	(1,553)
Income from continuing operations	1,067	74	1,141
Income from discontinued operations, net of income taxes	11,558	6,215	17,773
Net income	12,625	6,289	18,914

Earnings per common share-basic:
Income from continuing operations	$0.04	$—	$0.04
Income from discontinued operations, net of income taxes	0.38	0.20	0.58
Net income	$0.42	$0.20	$0.62

Earnings per common share-diluted:
Income from continuing operations	$0.37	$(0.33)	$0.04
Income from discontinued operations, net of income taxes	0.25	0.32	0.57
Net income	$0.62	$(0.01)	$0.61

The following table summarizes the effects of the adjustments on the consolidated statement of cash flows for the six month period ended October 29, 2006.

	Six Months Ended
	October 29, 2006
	As originally		As
	reported	Adjustments	Restated
Operating activities:
Net income (loss)	$12,625	$6,289	$18,914
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	47,483	807	48,290
Loss on derivative instruments	—	391	391
Asset impairment	7,679	(7,022)	657
Valuation and other charges	—	665	665
Stock compensation expense	3,608	607	4,215
Loss (gain) on disposal of assets	(14,390)	(10,816)	(25,206)
Minority interest	1,618	(65)	1,553
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(7,135)	1,262	(5,873)
Insurance receivable	(22,502)	7,107	(15,395)
Income tax receivable (payable)	2,270	3,199	5,469
Prepaid expenses and other assets	(18,562)	(382)	(18,944)
Accounts payable and accrued liabilities	(21,094)	(1,648)	(22,742)
Net cash used in operating activities	(8,413)	394	(8,019)

Investing activities:
Purchase of property and equipment	(166,089)	890	(165,199)
Proceeds from sales of assets	1,331	(7,146)	(5,815)
Insurance proceeds for hurricane damages	18,786	(331)	18,455
Prepaid deposits and other	(5,274)	524	(4,750)
Net cash used in investing activities	14,718	(248)	14,470

Net decrease in cash and cash equivalents	3,263	146	3,409
Cash and cash equivalents at the beginning of period	121,193	(144)	121,049
Cash and cash equivalents at the end of the period	124,456	2	124,458

4.  Discontinued Operations

On July 31, 2006, the sale of the Company’s Bossier City and Vicksburg properties to privately owned Legends Gaming, L.L.C. was completed for $240.0 million cash plus a working capital adjustment of $7.4 million. The Company received $240.0 million, less transaction fees, at closing and has been paid $4.9 million of the $7.4 million working capital adjustment as of October 28, 2007.

Net revenues, pretax income (loss) from discontinued operations, gain on sale of discontinued operations, income taxes from discontinued operations and income from discontinued operations, net of income taxes are summarized as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	October 29,	October 29,
	2006	2006
	(Restated)	(Restated)
Net revenues	$—	$41,291
Pretax income (loss) from discontinued operations	(1,505)	5,463
Gain on sale of discontinued operations	24,117	24,117
Income taxes from discontinued operations	8,795	11,807
Income from discontinued operations, net of income taxes	13,817	17,773

Net interest expense of $3.3 million for the three and six months ended October 29, 2006 has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus the Company’s debt that is not attributable to a particular operation in accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations.”

5.  Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 28,	April 29,
	2007	2007
Senior Secured Credit Facilities:
July 2007 Credit Facility:
Variable rate term loans	$698,250	$—
Revolver	115,000	—
February 2005 Credit Facility:
Variable rate term loans	—	293,500
Revolver	—	210,000
Senior Subordinated Notes:
7% Senior Subordinated Notes	500,000	500,000
9% Senior Subordinated Notes, extinguished August 2007	—	200,000
Senior Secured Credit Facilities of Subsidiaries - non-recourse to
Isle of Capri Casinos, Inc.
Isle-Black Hawk Credit Facility
Variable rate term loan	186,200	187,150
Revolver	9,000	16,400
Blue Chip Credit Facility	5,985	6,157
Other	6,976	4,772
	1,521,411	1,417,979
Less current maturities	10,105	7,594
Long-term debt	$1,511,306	$1,410,385

The following is a brief description of the Company and its subsidiaries’ borrowing arrangements.

July 2007 Credit Facility - On July 26, 2007, the Company entered into a $1.35 billion senior secured credit facility (“July 2007 Credit Facility”), replacing the February 2005 Credit Facility. The July 2007 Credit Facility is secured on a first priority basis, subject to certain permitted liens, by substantially all of the Company’s assets and by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and the Colorado Central Station-Black Hawk.  The July 2007 Credit Facility consists of a $475.0 million five-year revolving credit facility which matures on July 26, 2012 and a $875.0 million term loan facility which matures on November 25, 2013, subject to extension at the Company’s option to July 26, 2014 upon the satisfaction of certain conditions.  The $875.0 million term loan facility consists of a $500.0 million senior secured loan facility which was drawn at closing; a $200.0 million senior secured delayed draw facility which was drawn in August 2007 to retire the Company’s 9% Senior Subordinated Notes which were called in accordance with the terms of the related indenture on July 30, 2007, at a call price of 104.5%, a premium of 4.5% or $9.0 million; and a $175.0 million senior secured delayed draw facility which can be drawn within twelve months after closing, at the Company’s option. The redemption of the 9% Senior Subordinated Notes and the satisfaction and discharge of the related indenture was completed on August 29, 2007.

The July 2007 Credit Facility also provides for up to an aggregate amount of $500.0 million in incremental financing (also referred to as “greenshoe” facilities) of which $300.0 million may be used for general corporate purposes and $200.0 million may be used, at the Company’s option, solely to refinance the Isle-Black Hawk Credit Facility.  All incremental facilities are subject to certain conditions, including the agreement of existing and/or new lenders to make the additional credit extensions thereunder and will be guaranteed and secured on a pari passu basis with the July 2007 Credit Facility.

The term loans are payable in quarterly principal installments on the last business day of each calendar quarter starting September 30, 2007 and ending on November 25, 2013 unless extended as described above. The revolving credit facility bears interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the administrative agent announces from time to time as its prime lending rate plus an applicable margin of up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 2.25%. The term loans bear interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate or the rate that the administrative agent announces from time to time as its prime lending rate plus an applicable margin of up to 0.75% or (2) a rate tied to a LIBOR rate plus an applicable margin of 1.75%. The Company is required to pay a commitment fee of 0.375% of the unused revolving credit facility until the first margin reset date, which is January 1, 2008.  Subsequent to the first margin reset date, the commitment fee may range from 0.250% up to 0.500% subject to the consolidated total leverage ratio as defined within the July 2007 Credit Facility.  The Company is required to pay a commitment fee of 0.500% on any of the undrawn $175.0 million senior secured delayed draw facility.

Costs incurred as part of the July 2007 Credit Facility aggregated to $7.9 million.  In conjunction with the replacement of the February 2005 Credit Facility with the July 2007 Credit Facility, $2.3 million of debt issuance costs were recorded as a loss on early extinguishment of debt for the six months ended October 28, 2007, while the remaining deferred debt issuance costs will be amortized over the respective lives of the revolver and term credit facilities of the July 2007 Credit Facility. The weighted average effective interest rate of the February 2005 and July 2007 Credit Facilities for the three and six month periods ended October 28, 2007 were 7.17% and 7.39%, respectively.

As of October 28, 2007, the Company had $516.3 million of unused capacity under lines of credit and available term debt consisting of $341.3 million in unused credit capacity under the July 2007 Credit Facility revolving credit commitment, and $175.0 million in unused delayed draw (net line of credit availability under our July 2007 Credit Facility was approximately $163.5 million, due to limitations imposed by the Company's debt incurrence covenant as of October 28, 2007).

The July 2007 Credit Facility includes a number of affirmative and negative covenants and the Company must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The July 2007 Credit Facility also restricts the Company’s ability to make certain investments or distributions.  The Company is in compliance with the covenants as of October 28, 2007.

February 2005 Credit Facility - In 2005, the Company entered into a $700.0 million senior secured credit facility (“February 2005 Credit Facility”) providing for a $700.0 million revolving credit facility maturing in February 2010 and a $250.0 million term loan facility maturing in February 2011. In August 2005, the Company exercised its option for a delayed draw term loan for an additional $50.0 million.  The February 2005 Credit Facility was repaid in total with proceeds from the July 2007 Credit Facility and cancelled.

The weighted average effective interest rate of the February 2005 Credit Facility for the three and six month periods ended October 29, 2006 was 7.65% and 7.61%, respectively.

7% Senior Subordinated Notes - During 2004, the Company issued $500.0 million of 7% Senior Subordinated Notes due 2014 (“7% Senior Subordinated Notes”). The 7% Senior Subordinated Notes are guaranteed, on a joint and several basis, by all of the Company’s significant domestic subsidiaries, excluding the subsidiaries that own and operate the Isle-Black Hawk and the Colorado Central Station-Black Hawk, and other subsidiaries as described more fully in Note 15. All of the guarantor subsidiaries are wholly owned by the Company. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, and senior to any future subordinated indebtedness. Interest on the 7% Senior Subordinated Notes is payable semi-annually on each March 1st and September 1st through maturity.

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

9% Senior Subordinated Notes - During 2002, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (“9% Senior Subordinated Notes”). These 9% Senior Subordinated Notes were called for redemption at 104.5% and redeemed during August 2007.   Proceeds from the $200 million senior secured delayed draw term loan and revolver borrowings under the July 2007 Credit Facility, and available cash were used to redeem the 9% Senior Subordinated Notes.  The $11.4 million in losses on early extinguishment of debt included in the consolidated statements of operations for the three and six months ended October 28, 2007 includes the $9.0 million call premium and the write-off of deferred financing costs associated with the 9% Senior Subordinated Notes.

Isle-Black Hawk Senior Secured Credit Facility - Isle of Capri Black Hawk, L.L.C., a joint venture company that owns and operates two casinos in Black Hawk, Colorado is owned 57% by a subsidiary of Isle of Capri Casinos, Inc. and 43% by a subsidiary of Nevada Gold & Casinos, Inc. See Note 14 regarding our agreement to acquire the 43% interest in Isle of Capri Black Hawk, L.L.C. owned by Nevada Gold and Casinos, Inc.

During 2005, Isle of Capri Black Hawk, L.L.C. entered into a $240.0 million Second Amended and Restated Credit Agreement and amended such agreement during January 2007 (the “Isle-Black Hawk Credit Facility”). The credit agreement, as amended, provides for a $50.0 million revolving credit facility maturing on the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At the Isle of Capri Black Hawk, L.L.C.’s and the lead arranger’s mutual discretion, Isle of Capri Black Hawk, L.L.C. may increase the size of the revolver and/or term loan facility in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly principal installments of $0.5 million beginning on December 30, 2005 through September 30, 2010, and $45.1 million beginning December 31, 2010 through September 30, 2011. The revolving loans bear interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.50% in excess of the federal funds effective rate plus an applicable margin up to 1.25% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loan bears interest at the Isle of Capri Black Hawk, L.L.C.’s option at (1) the higher of 0.50% in excess of the federal funds effective rate plus an applicable base rate margin of 1.00% or the rate that the lead arranger announces from time to time as its prime lending rate, plus an applicable base rate margin of 1.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%. Isle of Capri Black Hawk, L.L.C is required to pay a commitment fee of 0.50% of the unused portion of the revolving facility. The credit agreement is secured by liens on substantially all of Isle of Capri Black Hawk, L.L.C.’s assets.

The weighted-average effective interest rate of total debt outstanding under the Isle-Black Hawk Credit Facility for the three and six months ended at October 28, 2007 and the three and six months ended October 29, 2006 was 6.93%, 7.00%, 6.84% and 6.84%, respectively.

As of October 28, 2007, Isle of Capri Black Hawk, L.L.C. had no letters of credit outstanding under the Isle-Black Hawk Credit Facility. As of October 28, 2007, the net capacity under Isle-Black Hawk Credit Facility was $41.0 million which is subject to availability limitations and restrictions, in part, based on achievement of specific financial covenants.  Isle of Capri Black Hawk, L.L.C. was in compliance with all covenants as of October 28, 2007.

Blue Chip Credit Facility  Blue Chip Casinos Plc (“Blue Chip”) entered into an agreement effective November 28, 2003, as amended on May 24, 2004, with the Bank of Scotland to borrow up to £3.5 million (the “Blue Chip Credit Facility”) to fund its casino development program. As of October 28, 2007, total outstanding debt aggregated £2.9 million ($6.0 million) which consisted of a £2.3 million ($4.7 million) term loan facility and a £0.6 million ($1.3 million) outstanding balance under the £0.8 million available revolving loan facility. The term loan is to be repaid in periodic principal payments starting in July 2005 and continuing through July 2012. The interest rate at Blue Chip’s option, is (1) the Bank of Scotland’s base rate plus a current margin of 2.0% or (2) LIBOR plus a margin of 1.75%. As of October 28, 2007, the effective interest rate was 7.75%. The Blue Chip Credit Facility is non-recourse to the Company.

Blue Chip Casinos Plc was in compliance with all covenants as of October 28, 2007. As of October 28, 2007, Blue Chip Casinos Plc had no letters of credit outstanding under the Blue Chip Credit Facility, and net capacity under the Blue Chip Credit Facility was £0.2 million ($0.3 million).

Interest Rate Swap Agreements  The Company has entered into various interest rate swap agreements with members of the July 2007 Credit Facility bank group for an aggregate notional value of $350.0 million with maturity dates ranging from fiscal year 2010 to 2011 in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the July 2007 Credit Facility.

These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of October 28, 2007, as being fully effective.  As a result, there is no impact on the Company’s consolidated statement of operations from changes in fair value.  As of October 28, 2007, the Company recorded a liability of $2.8 million in Other long-term liabilities representing the fair market value of the swap agreements and an unrealized loss of $1.8 million, net of a $1.1 million deferred income tax benefit, in Other comprehensive income on the consolidated balance sheet.  For the three months ended October 28, 2007, the Company recognized a reduction to interest expense on the consolidated statements of operations aggregating $0.1 million.  As of October 28, 2007, the weighted average fixed LIBOR interest rate of the Company’s interest rate swap agreements was 4.69%.

As of October 28, 2007, Isle of Capri Black Hawk, L.L.C. has interest rate swap agreements with an aggregate notional value of $40.0 million or 20.5% of its variable rate debt outstanding under the Isle-Black Hawk Credit Facility. The swap agreements effectively convert portions of Isle of Capri Black Hawk, L.L.C. variable rate debt to a fixed-rate basis until the respective remaining swap agreements terminate, which occurs during the fourth quarter of fiscal year 2008. For the three and six months ended October 28, 2007 and the three and six months ended October 29, 2006, Isle of Capri Black Hawk, L.L.C. recorded a loss of $0.2 million, $0.4 million, $0.4 million and $0.4 million, respectively, in food, beverage and other within the accompanying consolidated statements of operations related to the change in fair market value of the undesignated swap agreements. As of October 28, 2007, the weighted average fixed LIBOR interest rate of the Isle of Capri Black Hawk, L.L.C. interest rate swap agreements was 3.80%.

The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts not designated as hedging instruments, expressed in present value terms, totaled $0.1  million and $0.5 million as of October 28, 2007 and April 29, 2007, respectively. Based on the maturity dates of the contracts, these amounts are included in Prepaid expenses and other assets in the accompanying consolidated balance sheets.

6.  Other Long-Term Obligations

The Company entered into an agreement during fiscal year 2004 to lease space for a new casino, which opened in July 2007, in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, and is owned and operated by a non-affiliated entity and began operations in August 2005. Due to certain structural elements installed by the Company during the construction of the space being leased and certain prepaid lease payments it made, the Company is required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”. Accordingly, the Company has recorded a long-term obligation for £24.1 million ($49.4 million) and £23.8 million ($47.6 million) as of October 28, 2007 and April 29, 2007, respectively, even though the Company does not own this asset, is not the obligor on the corresponding long-term obligation and does not participate in or control the operations of the convention center.

The other long-term obligation will be reflected in the accompanying consolidated balance sheets until completion of the lease term, when the related fixed assets will be removed from the Company’s financial statements. At such time, the net of the remaining obligation and carrying value of the fixed asset will be recognized as a gain on sale of the facility.

7.  Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
		(Restated)		(Restated)
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(24,635)	$(4,187)	$(31,750)	$1,141

Income from discontinued operations	—	13,817	—	17,773

Net income (loss)	$(24,635)	$9,630	$(31,750)	$18,914

Denominator:
Denominator for basic earnings per share - weighted - average shares	30,727	30,346	30,559	30,384
Effect of dilutive securities Employee stock options and nonvested restricted stock	—	—	—	844
Denominator for diluted earnings per share - adjusted weighted - average shares and assumed conversions	30,727	30,346	30,559	31,228

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.80)	$(0.14)	$(1.04)	$0.04
Income from discontinued operations	—	0.46	—	0.58
Net income (loss)	$(0.80)	$0.32	$(1.04)	$0.62

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.80)	$(0.14)	$(1.04)	$0.04
Income from discontinued operations	—	0.46	—	0.57
Net income (loss)	$(0.80)	$0.32	$(1.04)	$0.61

The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares outstanding for the period. The Company reported a net loss from continuing operations for the three and six months ended October 28, 2007, and for the three months ended October 29, 2006, and thus reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for that time period.  For the six months ended October 29, 2006, diluted earnings per share was determined as net income divided by the weighted average number of shares outstanding for the period, after applying the treasury method to determine any incremental shares associated with stock options outstanding.  Anti-dilutive stock options representing 1,944,612, 891,292, 308,239 and 54,040 shares were excluded from the calculation of potential common shares for diluted earnings per share for the three and six months ended October 28, 2007 and the three and six months ended October 29, 2006, respectively.

8.  Accumulated Comprehensive Income

As a result of the operations of the Company’s international subsidiaries with functional currencies other than the U.S. dollar, a resulting currency translation adjustment is necessary. The assets and liabilities of the Company’s international subsidiaries are translated using the exchange rate in effect at the balance sheet date, with the resulting translation adjustment recognized as accumulated other comprehensive income.  The net change in foreign currency translation adjustments in accumulated other comprehensive income was an increase of $0.9 million and $2.1 million for the three and six months ended October 28, 2007, respectively.

The Company uses interest rate swap agreements to convert portions of the Company’s July 2007 Credit Facility variable rate debt to a fixed-rate basis.  The Company records unrealized gains and losses on these interest rate swaps as accumulated other comprehensive income.  The net change in accumulated other comprehensive income related to the unrealized loss on interest rate swap contracts for the three and six months ended October 28, 2007 was $1.8 million.

The following table sets forth total comprehensive income (loss) for the three and six months ended October 28, 2007 and October 29, 2006 (in thousands).

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net income (loss)	$(24,635)	$9,630	$(31,750)	$18,914
Unrealized loss on interest rate swaps, net of income taxes	(1,811)	—	(1,811)	—
Foreign current translation adjustment	866	729	2,063	1,469
Total comprehensive income (loss)	$(25,580)	$10,359	$(31,498)	$20,383

9.  Stock-Based Compensation

The Company has three stock-based compensation plans, the 1992 Stock Option Plan, the 1993 Stock Option Plan and the 2000 Stock Option Plan as amended. The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. The Company has 966,369 shares available for future issuance under its equity compensation plans as of October 28, 2007.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table for the periods presented.

	Six Months Ended
	October 28,	October 29,
	2007	2006
Weighted average expected volatility	43.63%	52.50%
Weighted average expected term in years	6.82	5.85
Expected dividend yield	0.00%	0.00%
Weighted average risk-free interest rate	4.53%	4.69%
Weighted average fair value of options granted	$10.47	$13.65

Weighted average volatility is calculated using the historical volatility of the Company’s stock prices over a range of dates equal to the expected term of a grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term. The estimated rate of forfeitures for executives increased from 17.7% in fiscal 2007 to 25.5% in fiscal 2008, and for optionees beneath the executive level, it increased from 31.9% to 42.7% over the same reporting period.  The impact of these changes in forfeiture estimates decreased expense approximately $0.5 million and was recorded as a cumulative adjustment on the consolidated statement of operations in the first quarter of fiscal 2008.

Total stock option expense included in the expense category corresponding to the employees regular compensation in the accompanying consolidated statements of operations was $2.9 million and $3.8 million for the three and six months ended October 28, 2007, respectively and $2.6 million and $4.1 million for the three and six months ended October 29, 2006, respectively. As of October 28, 2007, there was $12.0 million in unrecognized stock compensation costs, related to unvested options, which the Company expects it will recognize over the remaining vesting period of 5 years with a weighted average period of 4.0 years. With the exception of 50,000 options which vest and become exercisable 50% upon the date of grant and 50% upon the one-year anniversary of the grant date, the options granted during the six months ended October 28, 2007, vest 20% per year for 5 years on the anniversary of the grant date. The Company recognizes compensation expense for these grants on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

		Total Weighted
		Average
		Exercise
	Options	Price

Outstanding options at April 29, 2007	2,957,073	$17.96
Options granted	1,027,300	21.04
Options exercised	(523,942)	9.31
Options forfeited and expired	(221,881)	21.96
Outstanding options at October 28, 2007	3,238,550	$20.06

Outstanding exercisable options at October 28, 2007	1,430,790	$17.53

10.  Hurricanes and Related Charges

In the fall of 2005, the Company’s properties in Biloxi, Mississippi, Lake Charles, Louisiana and Pompano Beach, Florida were struck by hurricanes Katrina, Rita and Wilma, respectively.

The Company has insurance coverage related to the three hurricanes for property damage and destruction, business interruption insurance for incremental costs incurred and business interruption insurance for lost profits. The Company has received partial proceeds from its insurance carriers related to losses the Company has sustained.  The Company believes it will ultimately collect more than the $75.9 million related to the property impairment as the insurance coverage is for replacement value and the insurance receivable recorded for the property impairment represents the net book value of the assets at the date of loss.  In addition, the Company has not yet received proof of losses on open claims under the business interruption loss of profits coverage related to the claim in Biloxi. The Company continues to negotiate with its insurers to settle its claims.  The timeline for final settlement of the claims is expected to occur within one year.

The following table shows the activity flowing through the insurance accounts (in thousands):

	Total Incurred as of
	October 28,	April 29,
	2007	2007

Property impairment (1)	$75,868	$75,868
Incremental costs incurred (2)	88,018	84,793
Loss of income (3)	2,817	2,817
Hurricane related charges, net (4)	(4,776)	(4,776)
Insurance receivable, gross	$161,927	$158,702
Insurance receipts	(106,755)	(102,662)
Insurance receivable, net	$55,172	$56,040

(1)          Represents the book value of property impairments recognized at the date of loss as a receivable under the Company’s insurance policies.

(2)          Insured incremental costs incurred by the Company totaling $88.0 million were recorded as an insurance receivable for $62.2 million in fiscal year 2006, $22.6 million in fiscal 2007, and $3.2 million for the six months ended October 28, 2007.

(3)          During the fourth quarter of fiscal 2007, the Company recorded a gain and insurance receivable of $2.8 million as the result of a proof of loss under the business interruption-lost profits coverage.

(4)          Primarily represents deductibles under insurance policies recorded as a hurricane related charge during fiscal 2006.

During November 2007, the Company received unallocated advances from its insurance carriers totaling $47.0 million, which will be applied against the insurance receivable discussed above.

11.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets are as follows (in thousands):

	Goodwill	Gaming Licenses	Customer Lists, net	Trademarks	Total Other Intangibles Assets, net

April 29, 2007 balance	$297,268	$61,953	$—	$12,201	$74,154

Acquisition of Caruthersville	—	4,566	868	100	5,534
Acquisition of Coventry trademark	—	—	—	133	133

October 28, 2007 balance	$297,268	$66,519	$868	$12,434	$79,821

Acquisition - On June 10, 2007, the Company acquired 100% of the membership interests of Atzar Missouri Riverboat Gaming Company, L.L.C., a Missouri limited liability company located in Caruthersville, Missouri.  The purchase price was approximately $45.0 million subject to finalization of certain adjustments in accordance with the Purchase Agreement dated March 16, 2007.  The Company is finalizing the asset valuation and certain closing date adjustments with the seller.  Therefore, the allocation of the purchase price and the valuation of the assets and liabilities are preliminary as of October 28, 2007.   Any adjustments are not expected to be material.  The estimated fair value of long-term assets acquired and liabilities assumed at the acquisition date was $45.2 million, of which $39.7 million relate to fixed assets and $5.5 million relate to intangible assets.

12.  Contingencies

Legal and Regulatory Proceedings - Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment Lady Luck is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.9 million as of October 28, 2007 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in Lady Luck’s favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. The Company is awaiting a decision following that hearing. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. The Company intends to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

Income Taxes - The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. As of April 30, 2007, the Company was no longer subject to examination of its U.S. federal income tax returns filed for tax years prior to 2003. The IRS is currently examining the Company’s federal income tax returns for the 2004 and 2005 tax years which relate to the Company’s fiscal years ended April 24, 2005 and April 30, 2006, respectively. The tax returns for subsequent years are also subject to examination.

The Company files in numerous state jurisdictions with varying statutes of limitation. Our unrecognized state tax benefits are related to state tax returns open from tax years 2001 through 2006 depending on each state’s statute of limitations.

13.  Accounting Pronouncements

Adoption of New Accounting Pronouncements - In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”

The Company adopted the provisions of FIN 48 on April 30, 2007.  The adoption of FIN 48 did not have any impact on the Company’s consolidated statement of operation or stockholders’ equity within the consolidated balance sheet. As of April 30, 2007, the Company had a total of $24.2 million of unrecognized tax benefits. The total amount of these unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.0 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had $3.6 million in interest related to unrecognized tax benefits accrued as of April 30, 2007 and no amounts were accrued for penalties. However, FIN 48 did require a reclassification of unrecognized tax benefits from deferred income taxes to current liabilities and long-term liabilities.  At April 30, 2007, the Company reclassified $12.1 million from Income taxes payable and $9.1 million from Deferred income taxes to Other current accrued liabilities ($10.3 million) and Other accrued liabilities ($10.9 million).

For the six months ended October 28, 2007, the Company’s unrecognized tax benefit decreased by $0.4 million. This amount is comprised of a $0.5 million decrease related to the partial resolution of an Iowa income tax examination covering the 2001 through 2004 tax years. This amount is partially offset by a $0.1 million increase related to the pending filing of amended Mississippi income tax returns for the 2003 and 2004 tax years. The Company expects the amount of unrecognized tax benefits will further decrease in fiscal 2008 by $12.1 million which is comprised of $5.8 million related to the pending filing of amended Iowa income tax returns for the 2002 through 2005 tax years and $6.3 million related to the need to file amended federal income tax returns for the 2003 through 2005 tax years.

As of October 28, 2007, the Company has recognized $0.3 million of previously unrecognized tax benefits which affect the effective tax rate. This amount is comprised of $0.4 million related to the partial resolution of the Iowa income tax examination as referred to above and partially offset by $0.1 million related to the amended Mississippi income tax returns as referred to above. The Company will not recognize any tax benefits in income tax expense as a result of the anticipated $12.1 million further reduction in the unrecognized tax benefits as referred to above.

As of October 28, 2007, the Company’s interest related to unrecognized tax benefits is unchanged.  This is the result of an increase of $0.8 million related to additional interest accrued on uncertain tax positions through October 28, 2007 and a decrease of $0.8 million related to the partial resolution of the Iowa income tax examination referred to above.

New Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS 157. We are currently evaluating whether to adopt the fair value option under SFAS 159 and evaluating what impact such adoption would have on our consolidated financial statements.

14. Subsequent Event

On November 13, 2007, the Company and its wholly owned subsidiary, Casino America of Colorado, Inc., executed an agreement with Nevada Gold & Casinos, Inc. and its subsidiary Blackhawk Gold, Ltd. (“Nevada Gold”), pursuant to which Isle of Capri will acquire the 43% interest in Isle of Capri Black Hawk, L.L.C., which is currently owned by Nevada Gold. Under the terms of the agreement, the Company has agreed to pay $64.6 million for the remaining 43% interest, payable in cash upon closure of the sale. Upon closing, Isle of Capri Black Hawk, L.L.C. would become an indirect wholly owned subsidiary of Isle of Capri. The closing of the transaction is subject to the approval of Nevada Gold’s stockholders and certain other customary closing conditions.

15.  Consolidating Condensed Financial Information

Certain of the Company’s wholly owned subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Company’s 7% Senior Subordinated Notes and were also guarantors under our 9% Senior Subordinated Notes redeemed during August 2007.

The following wholly owned subsidiaries of the Company are co-borrowers, on a joint and several basis, under the July 2007 Credit Facility and are guarantors of the 7% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Services, Inc.; CSNO, L.L.C.; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; LL Holding Corporation; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; IOC-Manufacturing, Inc.; and Riverboat Corporation of Mississippi — Vicksburg.  Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The following subsidiaries are not guarantors or co-borrowers under the July 2007 Credit Facility or the 7% Senior Subordinated Notes: Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; Casino Parking, Inc.; Isle of Capri-Bahamas, Ltd.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; International Marco Polo Services, Inc.; Isle of Capri of Michigan L.L.C.; Isle of Capri Bettendorf Marina Corp.; IOC Services, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C.; Casino America of Colorado, Inc.; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; The Isle of Capri Casinos Limited, IOC Pittsburgh, Inc. and Capri Insurance Corporation.

Consolidating condensed balance sheets as of October 28, 2007 and April 29, 2007 are as follows (in thousands):

	As of October 28, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets	$58,177	$162,226	$72,416	$(21,672)	$271,147
Intercompany receivables	1,265,173	(305,864)	(68,730)	(890,579)	—
Investments in subsidiaries	267,807	297,582	—	(565,389)	—
Property and equipment, net	14,867	1,024,781	390,437	—	1,430,085
Other assets	16,372	372,412	33,265	(3,000)	419,049
Total assets	$1,622,396	$1,551,137	$427,388	$(1,480,640)	$2,120,281

Current liabilities	$51,979	$103,077	$63,019	$(20,590)	$197,485
Intercompany payables	—	796,771	154,786	(951,557)	—
Long-term debt, less current maturities	1,306,250	5,699	199,357	—	1,511,306
Other accrued liabilities	5,132	76,016	41,192	—	122,340
Minority interest	—	—	—	30,115	30,115
Stockholders’ equity	259,035	569,574	(30,966)	(538,608)	259,035
Total liabilities and stockholders’ equity	$1,622,396	$1,551,137	$427,388	$(1,480,640)	$2,120,281

	As of April 29, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets	$110,189	$152,937	$70,420	$(13,208)	$320,338
Intercompany receivables	1,130,006	(455,871)	(25,468)	(648,667)	—
Investments in subsidiaries	269,631	289,857	—	(559,488)	—
Property and equipment, net	19,644	946,127	372,799	—	1,338,570
Other assets	19,248	366,889	36,446	(5,800)	416,783
Total assets	$1,548,718	$1,299,939	$454,197	$(1,227,163)	$2,075,691

Current liabilities	$61,274	$122,089	$60,889	$(8,511)	$235,741
Intercompany payables	—	539,023	151,017	(690,040)	—
Long-term debt, less current maturities	1,200,500	3,495	206,390	—	1,410,385
Other accrued liabilities	5,122	75,791	38,994	—	119,907
Minority interest	—	—	—	27,836	27,836
Stockholders’ equity	281,822	559,541	(3,093)	(556,448)	281,822
Total liabilities and stockholders’ equity	$1,548,718	$1,299,939	$454,197	$(1,227,163)	$2,075,691

Consolidating condensed statements of operations for the three and six months ended October 28, 2007 and October 29, 2006 are as follows (in thousands):

	For the Three Months Ended October 28, 2007 (Unaudited)
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$230,751	$47,531	$—	$278,282
Rooms, food, beverage and other	42	41,871	11,797	(3,189)	50,521
Gross revenues	42	272,622	59,328	(3,189)	328,803
Less promotional allowances	—	39,687	10,278	—	49,965
Net revenues	42	232,935	49,050	(3,189)	278,838

Operating expenses:
Casino	—	32,642	8,692	—	41,334
Gaming taxes	—	63,317	8,648	—	71,965
Rooms, food, beverage and other	18,388	90,355	22,205	(2,982)	127,966
Management fee expense (revenue)	(6,727)	6,982	(255)	—	—
Depreciation and amortization	1,769	27,346	6,154	—	35,269
Total operating expenses	13,430	220,642	45,444	(2,982)	276,534

Operating income (loss)	(13,388)	12,293	3,606	(207)	2,304
Interest expense, net	(7,578)	(14,568)	(5,890)	—	(28,036)
Loss on extinguishment of debt	(11,468)	—	—	—	(11,468)
Equity in income (loss) of subsidiaries	(4,830)	2,394	(2,429)	4,865	—

Income (loss) before income taxes and minority interest	(37,264)	119	(4,713)	4,658	(37,200)
Income tax (provision) benefit	12,629	999	983	—	14,611
Minority interest	—	—	—	(2,046)	(2,046)
Net income (loss)	$(24,635)	$1,118	$(3,730)	$2,612	$(24,635)

	For the Three Months Ended October 29, 2006 (Unaudited) (Restated)
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$201,815	$47,422	$—	$249,237
Rooms, food, beverage and other	98	40,889	11,890	(3,573)	49,304
Gross revenues	98	242,704	59,312	(3,573)	298,541
Less promotional allowances	—	43,601	11,716	—	55,317
Net revenues	98	199,103	47,596	(3,573)	243,224

Operating expenses:
Casino	—	33,203	8,367	—	41,570
Gaming taxes	—	44,143	8,933	—	53,076
Rooms, food, beverage and other	11,010	78,286	24,644	(3,625)	110,315
Management fee expense (revenue)	(7,200)	7,201	(1)	—	—
Depreciation and amortization	374	19,122	4,808	—	24,304
Total operating expenses	4,184	181,955	46,751	(3,625)	229,265

Operating income (loss)	(4,086)	17,148	845	52	13,959
Interest expense, net	(6,433)	(8,522)	(4,976)	—	(19,931)
Equity in income (loss) of subsidiaries	64	3,970	(4,146)	112	—

Income (loss) from continuing operations before income taxes and minority interest	(10,455)	12,596	(8,277)	164	(5,972)
Income tax (provision) benefit	6,268	(6,584)	2,616	—	2,300
Minority interest	—	—	—	(515)	(515)
Income (loss) from continuing operations	(4,187)	6,012	(5,661)	(351)	(4,187)
Income from discontinued operations, net of taxes	—	13,817	—	—	13,817
Equity in earnings of discontinued operations	13,817	—	—	(13,817)	—
Income from discontinued operations, net of taxes	13,817	13,817	—	(13,817)	13,817
Net income (loss)	$9,630	$19,829	$(5,661)	$(14,168)	$9,630

	For the Six Months Ended October 28, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$459,568	$95,948	$—	$555,516
Rooms, food, beverage and other	73	86,553	22,799	(6,419)	103,006
Gross revenues	73	546,121	118,747	(6,419)	658,522
Less promotional allowances	—	80,624	20,527	—	101,151
Net revenues	73	465,497	98,220	(6,419)	557,371

Operating expenses:
Casino	—	64,135	16,560	—	80,695
Gaming taxes	—	123,609	17,428	—	141,037
Rooms, food, beverage and other	29,571	181,313	44,875	(6,297)	249,462
Management fee expense (revenue)	(15,144)	15,348	(204)	—	—
Depreciation and amortization	2,574	52,055	11,198	—	65,827
Total operating expenses	17,001	436,460	89,857	(6,297)	537,021

Operating income (loss)	(16,928)	29,037	8,363	(122)	20,350
Interest expense, net	(15,759)	(25,969)	(11,028)	—	(52,756)
Loss on extinguishment of debt	(13,660)	—	—	—	(13,660)
Equity in income (loss) of subsidiaries	(3,804)	7,726	(3,504)	(418)	—

Income (loss) before income taxes and minority interest	(50,151)	10,794	(6,169)	(540)	(46,066)
Income tax (provision) benefit	18,401	(1,218)	1,106	—	18,289
Minority interest	—	—	—	(3,973)	(3,973)
Net income (loss)	$(31,750)	$9,576	$(5,063)	$(4,513)	$(31,750)

	For the Six Months Ended October 29, 2006 (Restated)
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated

Statement of Operations
Revenues:
Casino	$—	$430,260	$96,597	$—	$526,857
Rooms, food, beverage and other	52	86,423	24,400	(7,147)	103,728
Gross revenues	52	516,683	120,997	(7,147)	630,585
Less promotional allowances	—	90,602	22,791	—	113,393
Net revenues	52	426,081	98,206	(7,147)	517,192

Operating expenses:
Casino	—	67,310	16,290	—	83,600
Gaming taxes	—	93,029	18,390	—	111,419
Rooms, food, beverage and other	22,494	159,888	53,803	(7,601)	228,584
Management fee expense (revenue)	(16,941)	17,050	(109)	—	—
Depreciation and amortization	821	37,977	9,492	—	48,290
Total operating expenses	6,374	375,254	97,866	(7,601)	471,893

Operating income (loss)	(6,322)	50,827	340	454	45,299
Interest expense, net	(11,382)	(18,025)	(10,011)	—	(39,418)
Equity in income (loss) of subsidiaries	9,251	6,917	(7,047)	(9,121)	—

Income (loss) from continuing operations before income taxes and minority interest	(8,453)	39,719	(16,718)	(8,667)	5,881
Income tax (provision) benefit	9,594	(17,776)	4,995	—	(3,187)
Minority interest	—	—	—	(1,553)	(1,553)
Income (loss) from continuing operations	1,141	21,943	(11,723)	(10,220)	1,141
Income from discontinued operations, net of taxes	—	17,773	—	—	17,773
Equity in earnings of discontinued operations	17,773	—	—	(17,773)	—
Income from discontinued operations, net of taxes	17,773	17,773	—	(17,773)	17,773
Net income (loss)	$18,914	$39,716	$(11,723)	$(27,993)	$18,914

Consolidating condensed statements of cash flows for the six months ended October 28, 2007 and October 29, 2006 are as follows (in thousands):

	For the Six Months Ended October 28, 2007 (Unaudited)
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(39,170)	$30,469	$9,393	$(2,074)	$(1,382)
Net cash provided by (used in) investing activities	(781)	(132,736)	(25,971)	—	(159,488)
Net cash provided by (used in) financing activities	(28,018)	100,001	13,744	2,074	87,801
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(84)	—	(84)
Net increase (decrease) in cash and cash equivalents	(67,969)	(2,266)	(2,918)	—	(73,153)
Cash and cash equivalents at beginning of the period	82,895	70,638	34,581	—	188,114
Cash and cash equivalents at end of the period	$14,926	$68,372	$31,663	$—	$114,961

	For the Six Months Ended October 29, 2006 (Unaudited) (Restated)
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$6,972	$15,740	$(10,964)	$(19,767)	$(8,019)
Net cash provided by (used in) investing activities	(57,114)	106,250	(23,570)	(11,096)	14,470
Net cash provided by (used in) financing activities	63,277	(136,388)	39,182	30,863	(3,066)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	24	—	24
Net increase (decrease) in cash and cash equivalents	13,135	(14,398)	4,672	—	3,409
Cash and cash equivalents at beginning of the period	29,187	67,494	24,368	—	121,049
Cash and cash equivalents at end of the period	$42,322	$53,096	$29,040	$—	$124,458

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical or current facts included in this quarterly report on Form 10-Q or incorporated by reference herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•                  the availability and cost of financing;

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

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. Internationally we operate casinos in Coventry, England and Freeport, Grand Bahama. We also operate a harness racing track and casino in Florida. Additionally, we have a controlling interest in and manage casinos in Dudley and Wolverhampton, England.

Our operating results have been affected by the acquisition or opening of new properties, losses from the early retirement of debt, write offs and other valuation charges, pre-opening expenses and increases in competition.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and give consideration to the following:

Opening of New Properties - During the first six months of fiscal year 2008, we experienced an increase in gaming revenues due primarily to the acquisition of our Caruthersville, Missouri casino in June 2007, the opening of our

Waterloo and Coventry casinos in June 2007 and July 2007, respectively, and the opening of the slot gaming facility at our Pompano Park Facility in April 2007.

Losses from Early Extinguishment of Debt - In the second quarter of fiscal 2008, we recognized an $11.5 million loss from early extinguishment of debt related to the early retirement of our 9% Senior Subordinated Notes.   This loss included a $9.0 million call premium and a $2.5 million write-off of deferred financing costs.  Proceeds from a $200.0 million term loan under our July 2007 Credit Facility were used to finance the extinguishment.  Total loss from early extinguishment of debt for the six months ended October 28, 2007 of $13.7 million also includes a $2.2 million loss from the early extinguishment of our February 2005 Credit Facility replaced with our July 2007 Credit Facility.

Write-offs and Other Valuation Charges - The results from operations for the second quarter of fiscal 2008 include $6.5 million of write-offs of costs related to the termination of our plans to develop a new casino in west Harrison County, Mississippi and the write-off of construction projects in Davenport, Iowa and Kansas City, Missouri which we cancelled during the second fiscal quarter of 2007.

Pre-Opening Expenses - In fiscal year 2008, we opened our new Waterloo and Coventry properties. In late fiscal 2007 we opened the slot gaming facility at the Pompano Park property.  For the three and six months ended October 28, 2007, we recorded pre-opening expenses related to these properties in the amounts of $0.3 million and $6.5 million, respectively.  This is compared to pre-opening expenses recorded during the three and six months ended October 29, 2006 of $0.4 million and $0.6 million, respectively.

Increased Competition - Following the impact of Hurricane Katrina in the fall of 2005, our Mississippi properties in Biloxi and Natchez experienced strong revenue growth as a result of limited competition on the Gulf Coast. Since that time, the Gulf Coast has seen recovery in casino development which, combined with the closure of the Biloxi/Ocean Springs bridge, has significantly reduced our market share in Biloxi. Patron counts have been reduced at our Natchez property as gaming patrons who were displaced by hurricanes have returned to the Gulf Coast.  In Louisiana, our Lake Charles property experienced higher gaming revenues in fiscal year 2007 due to the closure of competitors as a result of Hurricane Rita.  Competition has reopened which has resulted in decreased gaming revenues at our Lake Charles property in fiscal year 2008.  Our Quad City and Marquette properties have experienced increased competition in many of their feeder markets which has continued to have a negative impact on gaming revenues at these properties.

Results of Operations

Our results of operations for the three and six months ended October 28, 2007 and October 29, 2006 reflect the consolidated operations of all of our subsidiaries.  The Vicksburg and Bossier City properties are reflected as discontinued operations for the periods prior to their sale in July 2006. A discussion of overall results by state for the six months ended October 28, 2007 compared to the six months ended October 29, 2006 follows:

Mississippi - Our three continuing casino operations contributed 17.3% of our net revenues for the six months ended October 28, 2007.  Net revenues and income from operations at our Biloxi property decreased significantly from abnormally high prior year operating results due to increased competition in the market as competitors have re-opened after closures caused by Hurricane Katrina. Additionally, the Biloxi property remains negatively impacted by the destruction of the Biloxi/Ocean Springs bridge, which is the primary thoroughfare for travelers from Alabama and Florida to east Biloxi where our Biloxi property is located.  Two lanes of the new Biloxi/Ocean Springs bridge opened in November 2007 and the complete new bridge with six lanes is scheduled to open prior to the summer of 2008. Our Natchez property continues to experience decreases in both net revenues and income from operations primarily resulting from the re-opening of competing casinos along the Gulf Coast. Net revenues at the Lula property decreased due to increased competition impacting certain of the property’s outlying primary feeder markets and disruption due to renovations of the casino floor.

Louisiana - Our casino in Lake Charles contributed 13.4% of our net revenues for the six months ended October 28, 2007. Lake Charles experienced a decrease in net revenues due to increased competition in the market as competitors have fully re-opened following closures caused by Hurricane Rita and post hurricane normalization of population levels in the property’s feeder markets. While experiencing a decline in net revenues, income from operations increased due primarily to decreased promotional and marketing expenses as well as overall cost control efforts.

Missouri - Our three casinos in Missouri contributed 16.7% of our net revenues for the six months ended October 28, 2007. Net revenues increased primarily due to the acquisition of the Caruthersville property on June 11, 2007. A decrease in net revenues at Kansas City is due to aggressive marketing by our competition in the Kansas City marketplace.  Income from operations increased in the second quarter of fiscal 2008 due to the Caruthersville acquisition as well as overall cost control efforts at our other Missouri properties.

Iowa - Our four casinos in Iowa contributed 23.0% of our net revenues for the six months ended October 28, 2007. Net revenues and income from operations increased primarily due to the opening of the Waterloo property on June 30, 2007. Combined net revenues decreased moderately at our Marquette and two Quad City properties due primarily to the impact of increased competition. However, combined income from operations for these properties increased due to cost control efforts.

Colorado - Our two casinos in Black Hawk, Colorado contributed 14.1% of our net revenues for the six months ended October 28, 2007. Our Colorado properties experienced minor decreases in net revenues primarily due to a planned reduction in complimentary rooms and food and beverages.  Income from operations increased at both Colorado properties due to decreases in marketing expenses and overall cost control efforts.

Florida - The Pompano Park racetrack and casino contributed 13.1% of our net revenues for the six months ended October 28, 2007.  Net revenues and income from operations reflect the opening of the slot gaming facility on April 14, 2007.

International Operations - Net revenues increased primarily due to the opening of the Coventry, England property in July 2007. Loss from operations for the six months ended October 28, 2007 includes $2.8 million in pre-opening costs.

We believe that our historical results of operations may not be indicative of our future results of operations because of the substantial present and expected future increase in competition for gaming customers in each of our markets, as new gaming facilities open and existing gaming facilities expand or enhance their facilities. We also believe our operating results may be materially affected by declines in the economy and adverse weather.

Net revenues and operating income (loss) for the three and six months ended October 28, 2007 and October 29, 2006 are as follows:

	Net Revenues Three Months Ended		Operating Income (Loss) Three Months Ended
(in thousands)	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
		(Restated)		(Restated)
Mississippi
Biloxi	$21,020	$37,611	$(1,724)	$7,805
Natchez	8,765	9,639	1,611	1,673
Lula	18,549	19,912	1,582	1,453
Mississippi Total	48,334	67,162	1,469	10,931
Louisiana
Lakes Charles	37,502	39,952	3,855	3,413
Missouri
Kansas City	18,766	19,880	828	1,008
Boonville	20,403	20,349	4,912	4,307
Caruthersville (1)	7,459	—	1,130	—
Missouri Total	46,628	40,229	6,870	5,315
Iowa
Bettendorf	23,133	22,049	4,655	4,007
Davenport	13,068	15,303	1,344	1,699
Marquette	8,875	10,178	1,316	1,312
Waterloo (2)	18,955	—	996	(44)
Iowa Total	64,031	47,530	8,311	6,974
Colorado
Black Hawk/Colorado Central Station	39,314	39,502	10,038	5,962
Florida
Pompano (2)	36,396	4,424	(1,161)	(2,342)
International
Blue Chip	2,077	1,712	(560)	(1,378)
Coventry (2)	1,575	—	(6,058)	(569)
Our Lucaya	2,879	2,591	(899)	(1,195)
International Total	6,531	4,303	(7,517)	(3,142)
Other	102	122	(19,561)	(13,152)
	$278,838	$243,224	$2,304	$13,959

	Net Revenues Six Months Ended		Operating Income (Loss) Six Months Ended
(in thousands)	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
		(Restated)		(Restated)
Mississippi
Biloxi	$47,772	$90,466	$(217)	$26,114
Natchez	18,420	20,796	3,676	4,007
Lula	38,065	41,283	4,176	4,652
Mississippi Total	104,257	152,545	7,635	34,773
Louisiana
Lakes Charles	80,503	84,619	10,526	9,441
Missouri
Kansas City	38,476	40,590	3,244	2,021
Boonville	41,069	40,470	10,296	8,350
Caruthersville (1)	11,839	—	1,956	—
Missouri Total	91,384	81,060	15,496	10,371
Iowa
Bettendorf	46,580	45,427	9,884	8,906
Davenport	26,677	32,238	3,562	5,311
Marquette	18,372	20,379	3,258	2,770
Waterloo (2)	27,069	—	(225)	(96)
Iowa Total	118,698	98,044	16,479	16,891
Colorado
Black Hawk/Colorado Central Station	78,529	79,117	19,942	13,094
Florida
Pompano (2)	70,593	10,256	(5,615)	(3,711)
International
Blue Chip	4,555	3,891	(662)	(1,696)
Coventry (2)	1,976	—	(11,005)	(1,170)
Our Lucaya	6,709	7,521	(958)	(3,957)
International Total	13,240	11,412	(12,625)	(6,823)
Other	167	139	(31,488)	(28,737)
	$557,371	$517,192	$20,350	$45,299

(1) Reflects results since the June, 2007 acquisition effective date.

(2) Waterloo, Pompano, and Coventry opened for operations in June 2007, April 2007 and July 2007, respectively.

Note: The table excludes our Vicksburg and Bossier City properties which have been classified as discontinued operations.

Revenues

Revenues for the three and six months ended October 28, 2007 and October 29, 2006 are as follows:

	Three Months Ended
	October 28,	October 29,		Percentage
(in thousands)	2007	2006	Variance	Variance
		(Restated)
Revenues:
Casino	$278,282	$249,237	$29,045	11.7%
Rooms	13,080	13,319	(239)	-1.8%
Pari-mutuel commissions and fees	3,838	3,832	6	0.2%
Food, beverage and other	33,603	32,153	1,450	4.5%
Gross revenues	328,803	298,541	30,262	10.1%
Less promotional allowances	49,965	55,317	(5,352)	-9.7%
Net revenues	$278,838	$243,224	35,614	14.6%

	Six Months Ended
	October 28,	October 29,		Percentage
(in thousands)	2007	2006	Variance	Variance
		(Restated)
Revenues:
Casino	$555,516	$526,857	$28,659	5.4%
Rooms	26,921	27,970	(1,049)	-3.8%
Pari-mutuel commissions and fees	8,414	8,793	(379)	-4.3%
Food, beverage and other	67,671	66,965	706	1.1%
Gross revenues	658,522	630,585	27,937	4.4%
Less promotional allowances	101,151	113,393	(12,242)	-10.8%
Net revenues	$557,371	$517,192	40,179	7.8%

Casino Revenues - Casino revenues increased $29.0 million, or 11.7% and $28.7 million, or 5.4% for the three and six months ended October 28, 2007, respectively, compared to the three and six months ended October 29, 2006.  Our increased casino revenues were primarily a result of the opening or acquisition of new casino properties in Caruthersville, Waterloo, Pompano and Coventry, and increases in casino revenues at Bettendorf driven by the opening of our new hotel.  These increases in casino revenues were partially offset by decreases in casino revenues at certain of our other casino properties due to increased competition from new casino properties, the reopening of casinos damaged by hurricanes and changes in promotional spending by our competitors and us within our markets.

Casino revenues at Biloxi decreased by $17.8 million and $45.8 million for the three and six months ended October 28, 2007, respectively, due to increased competition and post-hurricane normalization.

Casino revenues at Natchez decreased by $0.9 million and $2.4 million for the three and six months ended October 28, 2007, respectively, due to reopening of Gulf Coast casinos closed due to hurricane damage.

Casino revenues at Lula decreased by $1.7 million and $3.3 million for the three and six months ended October 28, 2007, respectively, due to increased competition impacting certain of the property’s outlying primary feeder markets and disruption due to renovations of the casino floor.

Casino revenues at Lake Charles decreased by $3.2 million and $5.2 million for the three and six months ended October 28, 2007, respectively, due to post-hurricane normalization.

Casino revenues at Kansas City decreased by $1.4 million and $2.8 million for the three and six months ended October 28, 2007, respectively, due to an increase in promotional spending by our competitors and the opening of a new hotel in April, 2007 by one of our competitors in the Kansas City market.

Casino revenues at Caruthersville which we acquired in June 2007 were $7.7 million and $12.2 million for the three and six months ended October 28, 2007, respectively.

Casino revenues at Bettendorf increased by $0.7 million and $1.0 million for the three and six months ended October 28, 2007, respectively, reflecting the benefit of our new hotel which opened in May 2007.

Casino revenues at Davenport decreased by $2.7 million and $6.8 million for the three and six months ended October 28, 2007, respectively, due to increased competition.

Casino revenues at Marquette decreased by $0.9 million and $1.2 million for the three and six months ended October 28, 2007, respectively, due to increased competition.

Casino revenues at Waterloo which we opened in June 2007 were $18.4 million and $25.9 million for the three and six months ended October 28, 2007, respectively.

Casino revenues at our two properties in Black Hawk, Colorado decreased by $1.4 million and $1.7 million for the three and six months ended October 28, 2007, respectively, due to our decision to reduce marketing costs to less profitable customer marketing segments.

Casino revenues at Pompano Park following the opening of our casino in April 2007, were $31.1 million and $58.2 million for the three and six months ended October 28, 2007, respectively.

Casino revenues at Coventry which we opened in July 2007 were $0.9 million and $1.2 million for the three and six months ended October 28, 2007, respectively.

Rooms Revenue - Rooms revenue decreased $0.2 million, or 1.8% and $1.0 million or 3.7% for the three and six months ended October 28, 2007, respectively, compared to the three and six months ended October 29, 2006, primarily resulting from the decreased revenue at the properties in Biloxi and Lula related to increased competition and post hurricane normalization, which was partially offset by the new hotels in Bettendorf and Waterloo, and a decrease at our Colorado properties due to changes in our marketing.

Rooms revenue at Biloxi decreased by $1.1 million and $2.6 million for the three and six months ended October 28, 2007, respectively, due to increased competition and post-hurricane normalization.

Rooms revenue at Lula decreased by $0.5 million and $0.9 million for the three and six months ended October 28, 2007, respectively, due to increased competition impacting certain of the property’s outlying primary feeder markets and disruption due to renovations of the casino floor.

Rooms revenue at Bettendorf increased by $0.9 million and $1.5 million for the three and six months ended October 28, 2007, respectively, due to the opening of our new 258 room hotel in May 2007.

Rooms revenue at Waterloo increased by $0.7 million and $1.0 million for the three and six months ended October 28, 2007, respectively, due to the opening of our new 195 room hotel in June 2007.

Rooms revenue at our property in Black Hawk, Colorado decreased by $0.2 million and $0.5 million for the three and six months ended October 28, 2007, respectively, due to our decision to reduce hotel complimentaries to less profitable customer marketing segments.

Pari-mutuel Commissions and Fees - Pari-mutuel commissions earned at Pompano Park for the three months ended October 28, 2007 remained flat over the second quarter of fiscal year 2007 while decreasing $0.4 million or 4.3% for the six months ended October 28, 2007 due to decreased wagering on simulcast races.

Food, Beverage and Other Revenues - Food, beverage and other revenues increased $1.4 million, or 4.5% and $0.7 million, or 1.1% for the three and six months ended October 28, 2007, respectively, compared to the three and six months ended October 29, 2006.  Our increased food, beverage and other revenues were primarily a result of the opening or acquisition of new casino properties in Caruthersville, Waterloo, Pompano and Coventry.  These increases in food, beverage and other revenues were partially offset by decreases in food, beverage and other revenues at certain of our other properties due to increased competition from new casino properties, the reopening of casinos damaged by hurricanes and changes in our promotional spending.

Food, beverage and other revenues at Biloxi decreased by $2.7 million and $5.6 million for the three and six months ended October 28, 2007, respectively, due to increased competition and post-hurricane normalization.

Food, beverage and other revenues at Lula decreased by $0.7 million and $1.0 million for the three and six months ended October 28, 2007, respectively, due to increased competition and post-hurricane normalization.

Food, beverage and other revenues at Lula decreased by $0.7 million and $1.0 million for the three and six months ended October 28, 2007, respectively, due to increased competition impacting certain of the property’s primary feeder markets and disruption due to renovations of the casino floor.

Food, beverage and other revenues at Caruthersville which we acquired in June 2007 were $0.3 million and $0.4 million for the three and six months ended October 28, 2007, respectively.

Food, beverage and other revenues at Davenport decreased by $0.5 million and $0.6 million for the three and six months ended October 28, 2007, respectively, due to increased competition.

Food, beverage and other revenues at Waterloo which we opened in June 2007 were $2.1 million and $2.9 million for the three and six months ended October 28, 2007, respectively.

Food, beverage and other revenues at our two properties in Black Hawk, Colorado decreased by $0.1 million and $0.8 million for the three and six months ended October 28, 2007, respectively, due to our decision to reduce marketing costs to less profitable customer marketing segments.

Food, beverage and other revenues at Pompano Park increased following the opening of our casino in April 2007, by $3.1 million and $6.0 million for the three and six months ended October 28, 2007, respectively.

Food, beverage and other revenues at Coventry which we opened in July 2007 were $0.8 million and $0.9 million for the three and six months ended October 28, 2007, respectively.

Promotional Allowances - Promotional allowances, which are made up of complimentaries, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties.  Promotional allowances decreased $5.4 million, or 9.7% and $12.2 million, or 10.8% for the three and six months ended October 28, 2007, respectively, compared to the three and six months ended October 29, 2006.  Considering the acquisition or opening of new properties for which our promotional allowances increased $4.8 million and $6.5 million for the three and six months ended October 28, 2007, respectively, same property promotional allowances decreased $10.2 million and $18.7 million for the three and six months periods, respectively, compared to the three and six months ended October 29, 2006.

Promotional allowances at Biloxi decreased by $4.9 million and $11.3 million for the three and six months ended October 28, 2007, respectively, relating to decreases in gross revenues due to increased competition and post-hurricane normalization.

Promotional allowances at Lula decreased by $1.5 million and $1.9 million for the three and six months ended October 28, 2007, respectively, relating to decreases in gross revenues due to increased competition impacting certain of the property’s primary feeder markets and disruption due to renovations of the casino floor.

Promotional allowances at Caruthersville which we acquired in June 2007 were $0.5 million and $0.8 million for the three and six months ended October 28, 2007, respectively.

Promotional allowances at Bettendorf increased by $0.7 million and $1.7 million for the three and six months ended October 28, 2007, respectively, relating to increases in revenues and complimentaries following the opening of our new 258 room hotel in May 2007.

Promotional allowances at Davenport decreased by $0.9 million and $1.8 million for the three and six months ended October 28, 2007, respectively, relating to decreases in gross revenues due to increased competition.

Promotional allowances at Waterloo which we opened in June 2007 were $2.3 million and $2.7 million for the three and six months ended October 28, 2007, respectively.

Promotional allowances at our two properties in Black Hawk, Colorado decreased by $1.6 million and $2.4 million for the three and six months ended October 28, 2007, respectively, due to our decision to reduce marketing costs to less profitable customer marketing segments which reduced our gross revenues by $1.7 million and $3.0 million for the corresponding periods.

Promotional allowances at Pompano Park increased due to the opening of our casino in April 2007, by $1.9 million and $2.7 million for the three and six months ended October 28, 2007, respectively.

Promotional allowances at Coventry which we opened in July 2007 were $0.1 million and $0.2 million for the three and six months ended October 28, 2007, respectively.

Operating Expenses

Operating expenses for the three and six month periods ended October 28, 2007 and October 29, 2006 are as follows:

	Three Months Ended
	October 28,	October 29,		Percentage
(in thousands)	2007	2006	Variance	Variance
		(Restated)
Operating expenses:
Casino	$41,330	$41,570	$(240)	-0.6%
Gaming taxes	71,965	53,076	18,889	35.6%
Rooms	3,164	2,429	735	30.3%
Pari-mutuel commissions and fees	3,172	3,070	102	3.3%
Food, beverage and other	11,400	7,506	3,894	51.9%
Marine and facilities	16,781	15,634	1,147	7.3%
Marketing and administrative	73,683	67,832	5,851	8.6%
Corporate and development	12,919	12,790	129	1.0%
Write-offs and other valuation charges	6,526	665	5,861	881.4%
Pre-opening	324	389	(65)	-16.7%
Depreciation and amortization	35,270	24,304	10,966	45.1%
Total operating expenses	$276,534	$229,265	47,269	20.6%

	Six Months Ended
	October 28,	October 29,		Percentage
(in thousands)	2007	2006	Variance	Variance
		(Restated)
Operating expenses:
Casino	$80,693	$83,600	$(2,907)	-3.5%
Gaming taxes	141,037	111,419	29,618	26.6%
Rooms	6,345	4,880	1,465	30.0%
Pari-mutuel commissions and fees	6,844	6,896	(52)	-0.8%
Food, beverage and other	23,029	16,592	6,437	38.8%
Marine and facilities	33,271	30,746	2,525	8.2%
Marketing and administrative	142,999	140,332	2,667	1.9%
Corporate and development	23,993	27,835	(3,842)	-13.8%
Write-offs and other valuation charges	6,526	665	5,861	881.4%
Pre-opening	6,457	638	5,819	912.1%
Depreciation and amortization	65,827	48,290	17,537	36.3%
Total operating expenses	$537,021	$471,893	65,128	13.8%

Casino - Casino operating expenses decreased $0.2 million, or 0.6%, and $2.9 million or 3.5% in the three and six months ended October 28, 2007, respectively, compared to the same period in the prior year.  Considering the acquisition or opening of new properties for which our casino expenses increased $7.2 million and $10.8 million for the three and six months ended October 28, 2007, respectively, same property casino expenses decreased $7.5 million and $13.8 million for the three and six month periods, respectively, as compared to the three and six months ended October 29, 2006.  Overall casino expenses for the three and six months ended October 28, 2007 and October 29, 2006, decreased in proportion to casino revenue from 16.7% to 14.9% and from 15.9% to 14.5%, respectively.

Casino expenses at Biloxi decreased by $3.1 million and $6.0 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Casino expenses at Natchez decreased by $0.3 million and $0.8 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Casino expenses at Lula decreased by $1.1 million and $1.3 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Casino expenses at Lake Charles decreased by $0.9 million and $1.7 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Casino expenses at Caruthersville which we acquired in June 2007 were $0.8 million and $1.3 million for the three and six months ended October 28, 2007, respectively.

Casino expenses at Davenport decreased by $0.4 million and $0.8 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Casino expenses at Waterloo which we opened in June 2007 were $2.3 million and $2.9 million for the three and six months ended October 28, 2007, respectively.

Casino expenses at our two properties in Black Hawk, Colorado decreased by $1.6 million and $2.3 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Casino expenses at Pompano Park which opened in April 2007 were $3.0 million and $5.4 million for the three and six months ended October 28, 2007, respectively.  Casino expenses for Pompano Park for the three and six months ended October 29, 2006, prior to the opening of our new casino, were $0.3 million and $0.5 million, respectively.

Casino expenses at Coventry which we opened in July 2007 were $1.4 million and $1.7 million for the three and six months ended October 28, 2007, respectively.

Gaming Taxes - State and local gaming taxes increased $18.9 million, or 35.6%, and $29.6 million, or 26.6% for three and six months ended October 28, 2007, respectively, as compared to the same periods in the prior fiscal year.  Considering the acquisition or opening of new properties for which our gaming taxes increased $24.0 million and $41.8 million for the three and six months ended October 28, 2007, respectively, same property gaming taxes decreased $5.1 million and $12.2 million for the three and six months ended October 28, 2007, respectively, as compared to the three and six months ended October 29, 2006.  This decrease in same property gaming taxes for the comparative three and six month periods ended October 28, 2007 as compared to comparable periods ended October 29, 2006 corresponds to the reductions in gaming revenues.  The effective rate for gaming taxes as a percentage of gaming revenue increased from 21.3% to 25.9% and from 21.1% to 25.4 % for the three and six month periods ended October 28, 2007, respectively, compared to the same period in the prior fiscal year due to a change in the mix of gaming revenues derived from states with higher gaming tax rates.

Gaming taxes at Biloxi decreased by $2.0 million and $5.3 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Gaming taxes at Lake Charles decreased by $1.0 million and $1.5 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Gaming taxes at Kansas City decreased by $0.6 million and $1.2 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Gaming taxes at Caruthersville which we acquired in June 2007 were $2.2 million and $3.4 million for the three and six months ended October 28, 2007, respectively.

Gaming taxes at Davenport decreased by $0.8 million and $2.3 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in casino revenues.

Gaming taxes at Waterloo which we opened in June 2007 were $5.5 million and $7.4 million for the three and six months ended October 28, 2007, respectively.

Gaming taxes at Pompano Park following the opening of our casino in April 2007 were $16.2 million and $30.8 million for the three and six months ended October 28, 2007, respectively.   Gaming taxes for the same period in the previous year related to pari-mutuel racing, prior to the opening of our new casino, gaming taxes were minimal.

Gaming taxes at Coventry which we opened in July 2007 were $0.1 million and $0.1 million for the three and six months ended October 28, 2007, respectively.

Rooms - Rooms expense increased $0.7 million, or 30.2%, and $1.5 million, or 30.0%, for the three and six month periods ended October 28, 2007, respectively, compared to the same periods in the prior fiscal year.  Rooms expense reflect increased room capacity due to the opening of the Waterloo property hotel and the Bettendorf property hotel expansion.  These expenses directly relate to the cost of providing hotel rooms.  A reduction in complimentary hotel rooms provided to our customers also increases our rooms expense as the cost of rooms expense allocated to casino expense is reduced.

Rooms expense at Biloxi decreased by $0.3 million and $0.7 million for the three and six months ended October 28, 2007, respectively, due to a reduction in complimentary rooms offered to our customers reducing the allocation of costs to casino expenses.

Rooms expense at Bettendorf increased by $0.2 million and $0.3 million for the three and six months ended October 28, 2007, respectively, due to the opening of our new 258 room hotel expansion in May 2007.

Rooms expense at Waterloo increased by $0.2 million and $0.3 million for the three and six months ended October 28, 2007, respectively, due to the opening of our new 195 room hotel in June 2007.

Pari-mutuel Commissions and Fees - Pari-mutuel operating costs of the Pompano Park property increased $0.1 million for the three months ended October 28, 2007 compared to the three months ended October 29, 2006.  Such costs remain stable for the comparable six month periods ended October 28, 2007 and October 29, 2006.  Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food Beverage and Other -  Food, beverage and other expenses increased $3.9 million, or 51.9%, and $6.4 million or 38.8% in the three and six months ended October 28, 2007, respectively, compared to the same period in prior year.  Considering the acquisition or opening of new properties for which our food beverage and other expenses increased $4.4 million and $8.1 million for the three and six months ended October 28, 2007, respectively, same property food, beverage and other expenses decreased $0.5 million and $1.7 million for the three and six months periods, respectively, as compared to the three and six months ended October 29, 2006.  This decrease in same property food beverage and other expenses for the three and six month periods ended October 28, 2007 as compared to periods ended October 29, 2006 reflects reductions in our food, beverage and other revenues.

Food, beverage and other expenses at Biloxi decreased by $0.4 million and $0.9 million for the three and six months ended October 28, 2007, respectively, corresponding to a reduction in food, beverage and other revenues.

Food, beverage and other expenses at Caruthersville which we acquired in June 2007 were $0.1 million and $0.1 million for the three and six months ended October 28, 2007, respectively.

Food, beverage and other expenses at Waterloo which we opened in June 2007 were $1.2 million and $1.7 million for the three and six months ended October 28, 2007, respectively.

Food, beverage and other expenses at Pompano Park following the opening of our casino in April 2007 were $2.7 million and $5.9 million for the three and six months ended October 28, 2007, respectively.  Food, beverage and other expenses for Pompano Park for the three and six months ended October 29, 2006, prior to the opening of our new casino, were $0.3 million and $0.6 million, respectively.

Food, beverage and other expenses at Coventry which we opened in July 2007 were $0.8 million and $1.0 million for the three and six months ended October 28, 2007, respectively.

Marine and Facilities - These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.  Marine and facilities expenses increased $1.1 million, or 7.3%, and $2.5 million or 8.2% in the three and six months ended October 28, 2007, respectively, compared to the same period in prior year.  Considering the acquisition or opening of new properties for which our marine and facilities expenses increased $2.8 million and $5.2 million for the three and six months ended October 28, 2007, respectively, same property marine and facilities expenses decreased $1.7 million and $2.7 million for the three and six months periods, respectively, as compared to the three and six months ended October 29, 2006.  This decrease in same property marine and facilities expenses for the three and six month periods ended October 28, 2007 as compared to periods ended October 29, 2006 is primarily the result of staff reductions and labor cost management.

Marine and facilities expenses at Biloxi decreased by $0.5 million and $0.8 million for the three and six months ended October 28, 2007, respectively, corresponding to staff reductions.

Marine and facilities expenses at Caruthersville which we acquired in June 2007 were $0.3 million and $0.6 million for the three and six months ended October 28, 2007, respectively.

Marine and facilities expenses at Waterloo which we opened in June 2007 were $0.6 million and $0.9 million for the three and six months ended October 28, 2007, respectively.

Marine and facilities expenses at Pompano Park following the opening of our casino in April 2007 were $2.4 million and $5.1 million for the three and six months ended October 28, 2007, respectively.  Marine and facilities expenses for Pompano Park for the three and six months ended October 29, 2006, prior to the opening of our new casino, were $0.9 million and $1.7 million, respectively.

Marine and facilities expenses at Coventry which we opened in July 2007 were $0.4 million and $0.4 million for the three and six months ended October 28, 2007, respectively.

Marketing and Administrative - These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, new development activities, professional fees and property taxes.  Marketing and administrative expenses increased $5.9 million, or 8.6% and $2.7 million or 1.9% in the three and six months ended October 28, 2007, respectively, compared to the same period in prior year.  Considering the acquisition or opening of new properties for which our marketing and administrative expenses increased $14.4 million and $24.7 million for the three and six months ended October 28, 2007, respectively, same property marketing  and administrative expenses decreased $8.6 million and $22.0 million for the three and six months periods, respectively, as compared to the three and six months ended October 29, 2006.  This decrease in same property marketing and administrative expenses for the three and six month periods ended October 28, 2007 as compared to periods ended October 29, 2006 reflects our decision to reduce marketing costs to less profitable customer marketing segments and to reduce our administrative costs.

Marketing and administrative expenses at Biloxi decreased $1.8 million and $5.3 million for the three and six months ended October 28, 2007, respectively.  These decreases are primarily related to staff reductions and reduced expenses related to a decline in business over the prior year period as a result of increased competition as the Biloxi market continues to recover from Hurricane Katrina.

Marketing and administrative expenses at Natchez decreased $0.4 million and $0.7 million for the three and six months ended October 28, 2007, respectively.  These decreases are primarily related to staff reductions, administrative cost improvements and a reduction in marketing expenses related to a decline in business over the prior year period as a result of the re-opening of competing casinos along the Gulf Coast.

Marketing and administrative expenses at Lula decreased $0.7 million and $1.9 million for the three and six months ended October 28, 2007, respectively.  These decreases are primarily related to staff reductions and a reduction in promotional and complimentary expenses.

Marketing and administrative expenses at Lake Charles decreased $0.5 million and $1.2 million for the three and six months ended October 28, 2007, respectively.  These decreases are primarily related to staff reductions and a reduction in promotional and complimentary expenses.

Marketing and administrative expenses at Kansas City decreased $0.8 million and $1.3 million for the three and six months ended October 28, 2007, respectively.  These decreases are primarily related to staff reductions and a reduction in promotional and complimentary expenses.

Marketing and administrative expenses at Boonville decreased $0.2 million and $0.5 million for the three and six months ended October 28, 2007, respectively.  These decreases are primarily related to staff reductions and lower insurance premiums over prior year.

Marketing and administrative expenses at Caruthersville which we acquired in June 2007 were $2.2 million and $3.4 million for the three and six months ended October 28, 2007, respectively.

Marketing and administrative expenses at our Quad City and Marquette properties decreased collectively $2.2 million and $3.8 million for the three and six months ended October 28, 2007, respectively.  These decreases are related to cost control efforts.

Marketing and administrative expenses at Waterloo which we opened in June 2007 were $5.0 million and $7.0 million for the three and six months ended October 28, 2007, respectively.

Marketing and administrative expenses at our two properties in Black Hawk, Colorado decreased $1.9 million and $3.7 million for the three and six months ended October 28, 2007, respectively.  These decreases are primarily related to  a decrease in promotional and complimentary expenses.

Marketing and administrative expenses at Pompano Park following the opening of our casino in April 2007 were $6.1 million and $13.9 million for the three and six months ended October 28, 2007, respectively, compared to $1.8 million and $3.7 million compared to the same period in the prior year.

Marketing and administrative expenses at Coventry which we opened in July 2007 were $3.0 million and $4.2 million for the three and six months ended October 28, 2007, respectively.

Corporate and Development - During the three and six month periods ended October 28, 2007, our corporate and development expenses were $12.9 million and $24.0 million, respectively, compared to $12.8 million and $27.8 million for the three and six months ended October 29, 2006. Corporate and development expenses for the three and six months ended October 28, 2007 include increased professional services costs of $2.9 million and $4.6 million, respectively,  and increased salaries, wages and benefits of $0.8 million and $1.7 million, respectively.  The results for the three and six months ended October 29, 2006 included $3.7 million and $6.9 million, respectively, of increased development costs over the same period in fiscal 2008, and $1.0 million and $3.6 million, respectively, in office relocation costs..

Pre-opening - Pre-opening expenses for the six months ended October 28, 2007 included $3.4 million, $2.8 million and $0.3 million for Waterloo, Coventry and Pompano, respectively.  Of these $6.5 million in pre-opening costs, $0.3 million were expensed during the three months ended October 28, 2007 at Waterloo as we completed the opening of our pool area.  Pre-opening expenses during the six months ended October 29, 2006 included $0.6 million total pre-opening costs for our Waterloo, Coventry and Pompano Park properties with $0.4 million of these pre-opening costs expensed during the three months ended October 29, 2006.

Write-offs and Other Valuation Charges - We recognized $6.5 million in impairment charges for the three and six months ended October 28, 2007 primarily related to the costs associated with the termination of our lease to develop a new casino in west Harrison County, Mississippi and the write-off of construction projects we decided to terminate in Davenport and Kansas City.  During the three and six months ended October 29, 2006 we recognized a $0.7 million impairment charge relating to real property at Blue Chip.

Depreciation and Amortization - Depreciation and amortization expense for the three and six months ended October 28, 2007 increased $11.0 million or 45.2%, and $17.6 million or 36.3%, respectively, due to our hotel expansion at our Bettendorf property, the acquisition of Caruthersville, the opening of our Waterloo and Coventry properties, and the opening of the slot gaming facility at the Pompano Park property.

Depreciation and amortization at Biloxi increased by $0.6 million and $1.2 million for the three and six months ended October 28, 2007, respectively, primarily due to the completion of the atrium expansion.

Depreciation and amortization at Caruthersville which we acquired in June 2007 were $0.7 million and $1.0 million for the three and six months ended October 28, 2007, respectively.

Depreciation and amortization at Bettendorf increased by $0.5 million and $1.2 million for the three and six months ended October 28, 2007, following the opening of our new 258 room hotel in May 2007.

Depreciation and amortization at Waterloo which we opened in June 2007 were $2.8 million and $3.7 million for the three and six months ended October 28, 2007, respectively.

Depreciation and amortization at Pompano Park following the opening of our casino in April 2007 increased $3.9 million and $7.7 million for the three and six months ended October 28, 2007, respectively.

Depreciation and amortization at Coventry which we opened in July 2007 were $1.9 million and $2.8 million for the three and six months ended October 28, 2007, respectively.

Other Income (Expense), Income Taxes, Minority Interest and Discontinued Operations

Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, minority interest and income from discontinued operations, net of income taxes for the three and six month periods ended October 28, 2007 and October 29, 2006 are as follows:

	Three Months Ended
	October 28,	October 29,		Percentage
(in thousands)	2007	2006	Variance	Variance
		(Restated)
Interest expense	$(29,176)	$(23,394)	$(5,782)	24.7%
Interest income	1,140	3,463	(2,323)	-67.1%
Loss on early extinguishment of debt	(11,468)	—	(11,468)	100.0%
Income tax (provision) benefit	14,611	2,300	12,311	535.3%
Minority interest	(2,046)	(515)	(1,531)	297.3%
Income from discontinued operations, net of income taxes	—	13,817	(13,817)	-100.0%

	Six Months Ended
	October 28,	October 29,		Percentage
(in thousands)	2007	2006	Variance	Variance
		(Restated )
Interest expense	$(54,990)	$(43,450)	$(11,540)	26.6%
Interest income	2,234	4,032	(1,798)	-44.6%
Loss on early extinguishment of debt	(13,660)	—	(13,660)	100.0%
Income tax (provision) benefit	18,289	(3,187)	21,476	-673.9%
Minority interest	(3,973)	(1,553)	(2,420)	155.8%
Income from discontinued operations, net of income taxes	—	17,773	(17,773)	-100.0%

Interest Expense - Interest expense increased $5.8 million and $11.5 million for the three and six months ended October 28, 2007 compared to the same period in the prior year.  This increase is primarily attributable to higher debt balances on our July 2007 Credit Facility to fund property and equipment additions.

Interest Income - During the three and six months periods ended October 28, 2007, our interest income was $1.1 million and $3.4 million, respectively, compared to $2.2 million and $4.0 million for the three and six months ended October 29, 2006.  The change in interest income reflects changes in our invested cash balances and interest rates.

Loss on Early Extinguishment of Debt - During the three months ended October 28, 2007 we recorded loss on early extinguishment of debt of $11.5 million from the early redemption of our $200.0 million 9% Senior Subordinated Notes at 104.5%.  This $11.5 million loss included the $9.0 million call premium and a write-off of deferred financing costs of $2.5 million.  During the first quarter of fiscal 2008, we replaced our February 2005 Credit Facility with our July 2007 Credit Facility resulting in a loss on early extinguishment of debt of $2.2 million from the write-off of deferred financing costs.  Both of the transactions result in a loss on early of extinguishment of debt of $13.7 million for the six months ended October 28, 2007.

Income Tax (Provision) Benefit - Our effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
Continuing operations	39.28%	38.51%	39.70%	54.19%
Total	39.28%	39.03%	39.70%	42.28%

The primary reasons for the difference between the Company’s effective tax rates and the statutory tax rates were permanent differences from non-deductible expenses, employment tax credits, changes in state valuation allowances, international operations, taxes related to minority interests, and qualified stock option expenses that are not deductible.

Minority Interests - During the three and six months periods ended October 28, 2007, our minority interest expense was $2.0 million and $4.0 million, respectively, compared to $0.5 million and $1.6 million for the three and six months ended October 29, 2006.  Minority interests are recorded for our minority partners interest in our Colorado and international operations.

Income From Discontinued Operations - On July 31, 2006, we completed the sale of our Bossier City and Vicksburg properties.  Income from discontinued operations for the three and six months ended October 29, 2006 include pretax operating (loss) income of ($1.5) million and $5.5 million, respectively, a gain on sale of discontinued operations of $24.1 million and applicable tax provisions resulting in income from discontinued operations for the three and six month periods ended October 29, 2006 of $13.8 million and $17.8 million, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 28, 2007, we used $1.4 million in cash flows from operating activities compared to using $8.0 million during the six months ended October 29, 2006.

Cash Flows used in Investing Activities - During the six months ended October 28, 2007 we used $159.5 million for investing activities compared to generating $14.5 million during the six months ended October 29, 2006.  Significant investing activities for the six months ended October 28, 2007 included the acquisition of our Caruthersville casino during July of 2007 for $43.0 million and purchases of property and equipment of $117.8 million for property and equipment.  For the six months ended October 29, 2006, significant investing activities included proceeds from the sale of our Bossier City and Vicksburg properties totaling $238.7 million offset by the purchase of property and equipment for $165.2 million.

Cash Flows from Financing Activities - During the six months ended October 28, 2007 our net cash flows from financing activities provided $87.8 million primarily including:

•                  Extinguishment and repayment of the February 2005 Credit Facility including $210.0 million in revolver loans and $293.5 million in term loans.

•                  Borrowings under our new July 2007 Credit Facility including $115.0 million in revolver loans and $700.0 million in terms loans.

•                  Payments on deferred financing costs of $8.4 million associated with our new credit facility.

•                  Extinguishment and repayment of our $200.0 million Senior Subordinated notes plus a call premium of $9.0 million.

•                  Proceeds from the exercise of stock options of $4.6 million and tax benefits of $1.5 million related to such exercises.

•                  Payments on other debt in the amount of $12.6 million.

During the six months ended October 29, 2006, our net cash flows from financing activities used $3.1 million primarily including:

• Net payments on our February 2005 Credit Facility and other debt of $1.5 million.

• Repurchased 255,721 shares of our common stock at an average price of $21.21 per share for an aggregate of $5.5 million.

• Proceeds from the exercise of stock options of $1.5 million and tax benefits of $0.5 million related to such exercises.

• We made net borrowings under the Isle-Black Hawk’s senior secured credit facility of $2.9 million.

• Net payments on other property debt of $1.0 million.

Capital Expenditures - Historically, we have made significant investments in property and equipment.  In the future, we expect continued significant investments in property and equipment.  The following table reflects expenditures and accruals for property and equipment on major projects approved by the Board of Directors for which we are committed as of October 28, 2007 and projected expenditures for these projects.  These amounts do not include any expenditures and accruals prior to the beginning of fiscal 2007.

		Remaining
		Fiscal Year
		Ended
		April 27, 2008	Thereafter
Property	Project	(dollars in millions)

Isle-Biloxi	Casino construction	$2.5	(see below)
Isle-Bettendorf	Hotel construction	2.9	—
Isle-Pompano	Casino construction	6.1	—
Isle-Waterloo	Casino and hotel construction	5.0	15.0
Various	IGT Advantage program	5.9	—
Various	Slot programs	6.3	—
Various	Other capital improvements	22.9	7.0
Total		$51.6	$22.0

Biloxi - We have completed certain site preparation, foundation and other construction at our Biloxi casino property. We are currently reviewing our site master plan to determine the scope of the casino rebuilding project.  Following completion of the site master plan and Board of Directors approval, we expect to commit additional capital expenditures for the construction of a permanent casino complex. We expect insurance proceeds to fund a portion of these capital expenditures.  Following the destruction of our casino by Hurricane Katrina, we built a temporary casino with expenditures of $52.7 million in fiscal 2007.

Bettendorf - We have constructed a new 258 room hotel and additional parking budgeted at $45.0 million which opened May 21, 2007. As of October 28, 2007, we have spent $42.1 million of our budgeted construction costs.

Pompano Park - We constructed a gaming and entertainment complex including 1,500 slot machines, two restaurants and a feature bar at our Pompano Park site adjacent to the existing harness racing facility.  Slot machine operations commenced April 14, 2007. Two additional restaurants and a new poker room with 34 tables on the second floor of the new facility opened in May 2007.

Waterloo - On June 30, 2007 we opened our new single level casino facility with 1,300 gaming positions, two restaurants, a 200-room hotel and 1,000 parking spaces.  A third restaurant opened at the beginning of the second quarter of fiscal 2008.  During the third quarter of fiscal 2008 we will open the pool area of the facility.  A nightclub and spa additions are in the preliminary stages.

IGT Advantage program - In January 2005, we announced plans to deploy the IGT AdvantageTM Casino System with a total cost of the project estimated to be $20.2 million. In 2006, the project was expanded by $14.9 million, during fiscal year 2007 for a total project amount of approximately $35.1 million. As of October 28, 2007, we have capitalized $28.8 million at Biloxi, Lula, Lake Charles and Natchez, leaving a remaining budget of approximately $5.9 million. We expect these product upgrades will allow us to operate more competitively within our markets. Our slot improvement initiative also includes an increased ticket-in/ticket-out slot product offering.

Cancellation of Capital Projects - During the fiscal quarter ended October 28, 2007, we decided to cancel certain capital projects in west Harrison County, Mississippi; Kansas City, Missouri and Davenport, Iowa. During the quarter we recorded a write off of $6.5 million for costs associated with these capital projects which had previously been capitalized and have no future capital expenditures committed for these projects as of October 28, 2007.

Other - The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the renovation and upgrade of hotel rooms, restaurants and other areas of our properties.

Development and Other Projects: As part of our business development activities, from time to time we enter into agreements which could result in the acquisition or development of businesses or assets.  Our business development efforts and related agreements may require the expenditure of cash.  The amount and timing of our cash expenditures may vary based upon our evaluation of development opportunities.

All of our development plans are subject to obtaining permits, licenses and approvals from appropriate regulatory and other agencies and, in certain circumstances, negotiating acceptable leases.  In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Current development activities include but are not limited to:

Acquisition of Colorado Minority Interests - On November 13, 2007, the Company and its subsidiary, Casino America of Colorado, Inc., executed an agreement with Nevada Gold & Casinos, Inc. and its subsidiary Blackhawk Gold, Ltd. (“Nevada Gold”), pursuant to which we will acquire the 43% interest in Isle of Capri Black Hawk, L.L.C., which is currently owned by Nevada Gold. Under the terms of the agreement, we have agreed to pay $64.6 million for the 43% interest, payable in cash upon closure of the sale. Upon closing, Isle of Capri Black Hawk, L.L.C. would become a wholly owned subsidiary. The closing of the transaction is subject to the approval of Nevada Gold’s stockholders and certain other customary closing conditions.

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

Availability of Cash and Debt - At October 28, 2007, we had cash and cash equivalents and marketable securities of $133.0 million. Additionally, as of October 28, 2007, we had $516.3 million of unused capacity under lines of credit and available term debt consisting of $341.3 million in unused credit capacity under the July 2007 Credit Facility revolving loan commitment, $175.0 million in an unused delayed draw under the July 2007 Credit Facility (net line of credit availability under our July 2007 Credit Facility was approximately $163.5 million, due to limitations imposed by our debt incurrence covenant as of October 28, 2007), $41.0 million of unused credit capacity under the Isle-Black Hawk senior secured credit facility (limited to use by the Isle-Black Hawk Credit Facility) and $0.3 million in unused credit capacity under the Blue Chip Credit Facility.  The revolving loan commitment on the July 2007 Credit Facility is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through July 2012. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal.

While, we believe that existing cash, cash flow from operations and available borrowings under our existing credit facilities will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for the expenditures described above or that planned capital investments will be sufficient to allow us to remain competitive in our existing markets. We are highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for capital improvements at our existing properties and/or development of new properties. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

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

Goodwill and Other Intangible Assets

At October 28, 2007, we had goodwill and other intangible assets with indefinite useful lives of $377.1 million, representing 17.8% of total assets.  Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and other intangible assets below their carrying value.  For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value.  The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition.  Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At October 28, 2007, we had property and equipment, net of accumulated depreciation of $1,430.1 million, representing 67.4% of total assets.  We capitalize the cost of property and equipment.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  We depreciate property and equipment on a straight-line basis over their estimated useful lives.  The estimated useful lives are based on the nature of the assets as well as our current operating strategy.  Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

Impairment of Long-lived Assets

During the first six months of fiscal 2007, we placed in service $23.2 million in long-lived assets related to our operations in Coventry, England, $47.6 million in Waterloo, Iowa and $80.7 million in long-lived assets as a part of our other operations.   We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values.  If these estimates or the related assumptions are not achieved or change in the future, we may be required to record an impairment loss for these assets.  In evaluating impairment of long-lived assets for newly opened operations, estimates of future cash flows and residual values may require some period of actual results to provide the basis for an opinion of future cash flows and residual values used in the determination of an impairment loss for these assets.  Such an impairment loss would be recognized as a non-cash component of operating income.

Self-Insurance Liabilities

We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers’ compensation insurance and general liability insurance.  Claims in excess of this maximum are fully insured through a stop-loss insurance policy.  We accrue a discounted estimate for workers’ compensation insurance and general liabilities based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 6% at October 28, 2007 and April 29, 2007.  We rely on independent consultants to assist in the determination of estimated accruals.  While the total cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments.

Insurance Accounting

We have insurance coverage related to damage from three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes.  The insurance claim is subject to the use of estimates and negotiations with our insurance.  The total amount of impairments, losses recognized and expenses incurred of have been recorded in our statement of operations as “Hurricane related charges, net” and have been offset by the amount we believe is probable to be collected from our insurance carriers under our policy coverages.  We have received partial proceeds from our insurance carriers related to the losses we have sustained, and through October 28, 2007 have received advances of $106.8 million.  At October 29, we have an insurance receivable of $55.2 million and additional claims pending in excess of our receivable.  When we, and our insurance carriers agree on the final amount of the insurance proceeds we are entitled to, we will also record any related gain in this account.  Our insurance policies also provide coverage for the loss of profits caused by the storms.  Any lost profit recoveries will be recognized when agreed to with our insurance carriers and will be reflected in the related properties’ revenues.

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

Contingencies

We are involved in various legal proceedings and have identified certain loss contingencies. We record liabilities related to these contingencies when it is determined that a loss is probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  These assessments are based on our knowledge and experience as well as the advice of legal counsel regarding current and past events.  Any such estimates are also subject to future events, court rulings, negotiations between the parties and other uncertainties. If an actual loss differs from our estimate, or the actual outcome of any of the legal proceedings differs from expectations, operating results could be impacted.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events, such as a change in our marketing strategy or new competition, could result in a change in the value of the awards.

Stock Based Compensation

We apply the FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. Total stock option expense is included in the expense category corresponding to the employees regular compensation in the accompanying consolidated statements of operations. As of October 28, 2007, there was $12.0 million in unrecognized stock compensation costs that we will expense over the remaining vesting period, approximately 5.0 years with a weighted average period of 4.0 years.

The estimated rate of forfeitures for executives increased from 17.7% in fiscal 2007 to 25.5% in fiscal 2008, and for optionees beneath the executive level, it increased from 31.9% to 42.7% over the same reporting period.

The cumulative impact of these changes in forfeiture estimates decreased expense approximately $0.5 million during the fiscal quarter ended October 28, 2007.

New Development Projects and Pre-opening costs

We pursue development opportunities for new gaming facilities in our ongoing efforts to grow and develop the Company. Projects that have not yet been deemed as probable to reach completion because they have not yet met certain conditions, including receipt of sufficient regulatory approvals, site control or related permits and or probable financing are considered by us to be in the development stage. In accordance with Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”), all costs related to projects in the development stage are recorded as an expense of new development at the corporate level and recorded on the accompanying consolidated statement of operations in the operating expense line item “Corporate & development”. Items for which a future value is probable, regardless of the project’s outcome, may be subject to capitalization and subsequent depreciation and amortization.

Once a development project has received sufficient regulatory approval, site control and related permits and financing has been deemed probable, it is deemed to be an approved project. For approved projects, certain eligible costs related to approved projects are capitalized, in accordance with Statement of Financial Accounting Standards No. 67 (“SFAS 67”) “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, which are classified under the line item “Property and equipment, net” on the balance sheet. Costs that are not capital in nature but either retain value or represent future liability, such as refundable utility deposits or a note payable, receive the appropriate balance sheet treatment. All costs that are neither eligible for capitalization nor eligible for other balance sheet treatment, such as payroll, advertising, utilities and travel, are recorded as operating expenses when incurred and reported under the line item “Preopening”.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Isle of Capri Casinos, Inc. senior secured credit facility (“July 2007 Credit Facility”) and the Isle of Capri Black Hawk, L.L.C. senior secured credit facility (“Isle-Black Hawk Credit Facility”).

Senior Secured Credit Facilities

As of October 28, 2007, Isle of Capri Casinos, Inc. and Isle of Capri Black Hawk, L.L.C. had outstanding interest rate swap agreements with an aggregate notional value of $350.0 million and $40.0 million, respectively, or approximately 38% of total outstanding variable rate debt. The swap agreements effectively convert portions of variable rate debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during the fourth quarter of fiscal year 2008 through fiscal year 2011. As of October 28, 2007, the Isle of Capri Black Hawk, L.L.C. interest rate swap agreements were not designated and therefore any change in the fair value of the related swap agreements were recorded in Food, beverage and other within the consolidated statements of operations. As of October 28, 2007, the Isle of Capri Casinos, Inc. interest rate swap agreements met the criteria for hedge accounting for cash flow hedges and were fully effective. As a result, there was no impact on our consolidated statement of operations from changes in fair value.

The following table provides information at October 28, 2007, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest (Swap) Rate

Fiscal year (dollars in millions)	For 6 months ending April 27, 2008	2009	2010	2011	2012	Thereafter	Total
Liabilities
Long-term debt, including current portion
Fixed rate	$0.1	$0.9	$1.1	$0.4	$0.4	$504.1	$507.0
Average interest rate	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Variable rate	$4.5	$9.4	$10.9	$108.3	$98.8	$782.5	$1,014.4
Average interest rate (1)	6.45%	6.10%	6.47%	6.77%	7.01%	6.91%
Interest Rate Derivative Financial Instruments Related to Debt
Isle of Capri Casinos, Inc. interest rate swaps

Pay fixed/receive variable (2)	$350.0	$350.0	$350.0	$250.0	—	—
Average pay rate	4.69%	4.69%	4.69%	4.76%	0%	0%
Average receive rate	4.82%	4.21%	4.37%	4.75%	0%	0%
Isle of Capri Black Hawk, L.L.C. Interest rate swaps

Pay fixed/receive variable LIBOR (2):	$40.0	—	—	—	—	—
Average pay rate	3.80%	0%	0%	0%	0%	0%
Average receive rate	4.99%	0%	0%	0%	0%	0%

(1)   For LIBOR based variable rate debt, the Average interest rate represents the 3-month LIBOR average interest rate as derived from the forward yield curve based on market conditions in effect as of Friday, October 26, 2007, plus the respective margin in effect as of October 28, 2007.

(2)   Represents the 3-month LIBOR average interest rate as derived from the forward yield curve based on market conditions in effect as of Friday, October 26, 2007.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of certain of our disclosure controls and procedures were not effective as of October 28, 2007 because of the continued existence of the material weakness related to accounting for leases as described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended April 29, 2007 (“Management’s Report”).

To address our material weakness related to accounting for leases, in June 2007 the Company engaged a third party professional services firm to review all of the Company’s leases to verify the Company is recording leases in accordance with generally accepted accounting principles, based on lease terms.  In addition, the Company implemented a revised Summary of Procedures for lease accounting on May 18, 2007.  These updated procedures state the technical guidance on accounting for leases and instituted a multi-level review control for new leases at the property level and at the corporate office.  The effectiveness of these control changes has not been fully evaluated as of October 28, 2007.

REMEDIATION OF MATERIAL WEAKNESSES

As discussed above, as of April 29, 2007, the Company identified a material weakness in our internal control over accounting for leases. We are currently addressing this material weakness and expect to have this material weakness remediated by April 27, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended October 28, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

Lady Luck Gaming Corporation (now a wholly owned subsidiary of the Company) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment Lady Luck is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $8.9 million as of October 28, 2007 based on published exchange rates). Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. The Athens Civil Court of First Instance granted judgment in Lady Luck’s favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. We are awaiting a decision following that hearing. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)

July 30, 2007 to August 26, 2007	—	$—	—	1,173,594

August 27, 2007 to September 30, 2007	69,386	18.70	69,386	1,104,208

October 1, 2007 to October 28, 2007	—	—	—	1,104,208

Total	69,386	$18.70	69,386	1,104,208

(1)          We have purchased our common stock under two separate repurchase programs. The first program, which allowed repurchase of up to 1,500,000 shares was announced on November 15, 2000, and subsequently expanded to allow repurchase of an additional 1,500,000 shares, as announced on January 11, 2001. The current program was announced on October 25, 2002 and allows for the repurchase of up to 1,500,000 shares. On October 7, 2005 the board also approved the repurchase of an additional 1,500,000 shares. To date, we have purchased 4,895,792 shares of our common stock under the two programs. These programs have no approved dollar amounts, nor expiration dates.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                              SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 16, 2007, at which the following matters were submitted to a vote of the stockholders:

(1)          To elect nine persons to the Board of Directors.

(2)          To approve amendments to the 2000 Long-Term Stock Incentive Plan to (i) increase the number of shares of our common stock available for issuance thereunder by 1,000,000 shares; and (ii) increase the limitation on the number of shares which may be subject to the award or grant to any individual in a single fiscal year to 500,000 shares.

At the Annual Meeting of Stockholders, each of the following individuals was elected to serve as a director of the Company until his successor is elected and qualified or until his earlier death, resignation, removal or disqualification:

Name	Number Voted	For	Withheld

Bernard Goldstein	27,195,520	22,619,463	4,576,057
Robert S. Goldstein	27,195,520	22,381,269	4,814,251
Alan J. Glazer	27,195,520	26,425,595	769,925
W. Randolph Baker	27,195,520	26,921,861	273,659
Jeffrey D. Goldstein	27,195,520	22,581,151	4,614,369
John G. Brackenbury	27,195,520	22,097,486	5,098,034
Shaun R. Hayes	27,195,520	26,825,313	370,207
Lee S. Wielansky	27,195,520	21,898,082	5,297,438
James B. Perry	27,195,520	26,969,486	226,034

Additionally at the Annual Meeting of Stockholders, the holders of record of the shares of Common Stock entitled to vote at the meeting voted in favor of, voted against or abstained from voting with respect to the approval of the amendments to the 2000 Long-Term Stock Incentive Plan as set forth below:

Shares Voted	Votes For	Votes Against	Abstained	Broker Non-Vote
27,195,520	18,209,259	5,015,086	6,436	3,964,739

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 6, 2007	/s/ DONN R. MITCHELL, II
Donn R. Mitchell, II
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
10.1	Employment Agreement dated as of July 16, 2007 between Isle of Capri Casinos, Inc. and Virginia McDowell (1)

10.2

Credit Agreement dated July 26, 2007, among Isle of Capri Casinos, Inc., as Borrower, the lenders partythereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Issuing Bank and Swing Line Lender, Credit Suisse Securities (USA) LLC, as Lead Arranger and Bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as Co-Syndication Agents, and U.S. Bank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents (2)

10.3	Amended and Restated Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

(1)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on July 20, 2007 (File No. 0-20538) and incorporated herein by reference

(2)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on July 31, 2007 (File No. 0-20538) and incorporated herein by reference.

(3)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Proxy Statement for the fiscal year ended April 29, 2007 (File No. 0-20538) and incorporated herein by reference.