Form 10-Q
period 2008-01-27
ISLE OF CAPRI CASINOS INC
filed 2008-03-07
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2008

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

As of March 07, 2008, the Company had a total of 35,211,496 shares of Common Stock outstanding (which includes 4,372,073 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 27,	April 29,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,573	$188,114
Marketable securities	20,760	17,169
Accounts receivable, net	22,469	22,527
Insurance receivable, net	10,237	56,040
Income tax receivable	25,773	—
Deferred income taxes	9,735	12,421
Prepaid expenses and other assets	31,788	24,067
Total current assets	238,335	320,338
Property and equipment, net	1,432,888	1,338,570
Other assets:
Goodwill	307,311	297,268
Other intangible assets, net	89,651	74,154
Deferred financing costs, net	15,133	13,644
Restricted cash	6,390	4,637
Prepaid deposits and other	24,021	27,080
Total assets	$2,113,729	$2,075,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,098	$7,594
Accounts payable	25,665	60,460
Accrued liabilities:
Interest	19,223	10,166
Payroll and related	48,162	48,402
Property and other taxes	24,668	23,380
Income taxes	—	16,011
Other	53,191	69,728
Total current liabilities	181,007	235,741
Long-term debt, less current maturities	1,560,016	1,410,385
Deferred income taxes	25,307	41,451
Other accrued liabilities	65,241	30,817
Other long-term liabilities	47,813	47,639
Minority interest	—	27,836
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 35,211,496 at January 27, 2008 and 34,682,534 at April 29, 2007	352	347
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	186,502	175,132
Retained earnings	109,528	155,127
Accumulated other comprehensive income (loss)	(9,008)	3,358
	287,374	333,964
Treasury stock, 4,372,073 shares at January 27, 2008 and 4,323,555 shares at April 29, 2007	(53,029)	(52,142)
Total stockholders’ equity	234,345	281,822
Total liabilities and stockholders’ equity	$2,113,729	$2,075,691

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Revenues:
Casino	$269,480	$233,158	$824,996	$760,015
Rooms	10,674	9,995	37,595	37,965
Pari-mutuel commissions and fees	4,986	5,057	13,400	13,850
Food, beverage and other	33,137	32,309	100,808	99,274
Gross revenues	318,277	280,519	976,799	911,104
Less promotional allowances	48,612	49,680	149,763	163,073
Net revenues	269,665	230,839	827,036	748,031
Operating expenses:
Casino	40,963	38,372	121,656	121,972
Gaming taxes	70,123	49,739	211,160	161,158
Rooms	2,507	2,173	8,852	7,053
Pari-mutuel commissions and fees	4,436	3,897	11,280	10,793
Food, beverage and other	10,614	6,928	33,643	23,520
Marine and facilities	16,852	14,233	50,123	44,979
Marketing and administrative	71,174	64,111	214,173	204,443
Corporate and development	11,846	14,572	35,839	42,407
Write-offs and other valuation charges	—	—	6,526	665
Pre-opening	—	2,499	6,457	3,137
Depreciation and amortization	34,871	24,608	100,698	72,898
Total operating expenses	263,386	221,132	800,407	693,025
Operating income	6,279	9,707	26,629	55,006
Interest expense	(27,548)	(22,241)	(82,538)	(65,691)
Interest income	872	1,814	3,106	5,846
Loss on early extinguishment of debt	—	—	(13,660)	—

Income (loss) from continuing operations before income taxes and minority interest	(20,397)	(10,720)	(66,463)	(4,839)
Income tax (provision) benefit	7,443	1,940	25,732	(1,247)
Minority interest	(895)	(566)	(4,868)	(2,119)
Income (loss) from continuing operations	(13,849)	(9,346)	(45,599)	(8,205)
Income from discontinued operations, net of income taxes	—	416	—	18,189
Net income (loss)	$(13,849)	$(8,930)	$(45,599)	$9,984

Earnings (loss) per common share-basic and diluted:
Income (loss) from continuing operations	$(0.45)	$(0.31)	$(1.49)	$(0.27)
Income from discontinued operations, net of income taxes	—	0.02	—	0.60
Net income (loss)	$(0.45)	$(0.29)	$(1.49)	$0.33

Weighted average basic and diluted shares	30,836,139	30,371,020	30,651,056	30,378,925

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 29, 2007	34,682,534	$347	$175,132	$155,127	$3,358	$(52,142)	$281,822
Net loss	—	—	—	(45,599)	—	—	(45,599)
Unrealized loss on interest rate sw1ap contracts net of income tax benefit of $7,041	—	—	—	—	(11,607)	—	(11,607)
Foreign currency translation adjustments	—	—	—	—	(759)	—	(759)
Comprehensive loss	—	—	—	—	—	—	(57,965)
Exercise of stock options, including income tax benefit of $1,495	528,962	5	6,144	—	—	—	6,149
Issuance of deferred bonus shares from treasury stock	—	—	(414)	—	—	414	—
Purchase of treasury stock	—	—	—	—	—	(1,301)	(1,301)
Deferred bonus expense	—	—	199	—	—	—	199
Stock compensation expense	—	—	5,441	—	—	—	5,441
Balance, January 27, 2008	35,211,496	$352	$186,502	$109,528	$(9,008)	$(53,029)	$234,345

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	January 27,	January 28,
	2008	2007
Operating activities:
Net income (loss)	$(45,599)	$9,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,698	72,898
Amortization of bond discount and deferred financing costs	2,064	1,942
Loss on derivative instruments	521	—
Write-offs and other valuation charges	6,526	665
Deferred income taxes	—	(1,517)
Stock compensation expense	5,441	5,629
Deferred compensation expense	199	249
Loss on extinguishment of debt	13,660	—
Gain on disposal of assets	(219)	(25,334)
Minority interest	4,868	2,119
Impairment charges, related to hurricane	—	656
Changes in operating assets and liabilities, net of dispositions:
Marketable securities	(3,591)	647
Accounts receivable	(13)	(9,582)
Insurance receivable	45,804	(1,019)
Income tax receivable (payable)	(36,538)	(2,530)
Prepaid expenses and other assets	(6,211)	(14,175)
Accounts payable and accrued liabilities	(43,062)	7,154
Net cash provided by operating activities	44,548	47,786

Investing activities:
Purchase of property and equipment	(141,914)	(288,052)
Purchase of intangibles	(157)	(4,000)
Net cash paid for acquisitions	(107,896)	—
Proceeds from sales of assets held for sale	—	242,382
Insurance proceeds for hurricane damages	—	22,619
Increase in restricted cash	(1,753)	(398)
Net cash used in investing activities	(251,720)	(27,449)

Financing activities:
Proceeds from debt issuance	700,000	—
Principal payments on debt	(508,197)	(4,776)
Net repayments on line of credit	(50,460)	(3,383)
Payment of deferred financing costs	(8,383)	(69)
Proceeds from exercise of stock options including tax benefit	6,149	3,839
Purchase of treasury stock	(1,301)	(5,557)
Cash distribution to minority partner	(1,249)	—
Net cash provided by (used in) financing activities	136,559	(9,946)

Effect of foreign currency exchange rates on cash	72	(1,264)

Net (decrease) increase in cash and cash equivalents	(70,541)	9,127
Cash and cash equivalents, beginning of period	188,114	121,049
Cash and cash equivalents, end of the period	$117,573	$130,176

See notes to the unaudited consolidated financial statements.

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. Our wholly owned subsidiaries own and operate fourteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida. Effective January 27, 2008, we own 100% of our operations in Black Hawk Colorado following the acquisition of our minority partner’s 43% interest in those operations. Our international gaming interests include wholly owned casinos in Freeport, Grand Bahamas and Coventry, England and a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England. We also wholly own and operate a pari-mutuel harness racing facility in Pompano Beach, Florida at the site of our Pompano Park casino facility.

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying interim consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 29, 2007 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2008 and fiscal 2007 are both 52-week years, which commenced on April 30, 2007 and May 1, 2006, respectively.

The condensed consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. We view each property as an operating segment and all such operating segments have been aggregated into one reporting segment.

Discontinued operations relate to those of the Riverboat Corporation of Mississippi-Vicksburg in Vicksburg, Mississippi and Louisiana Riverboat Gaming Partnership in Bossier City, Louisiana, prior to July 31, 2006 when they were sold and are shown net of income tax effects. The results of these operations for prior periods are presented as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

3.  Revenue Recognition

In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities.  Casino revenues are also net of accruals for anticipated payouts of progressive slot jackpots and certain table games wherein incremental jackpot amounts owed are accrued for games in which every coin played or wagered adds to the jackpot total.  Revenues from hotel, food, beverage, entertainment and gift shop are recognized at the time the related service or sale is performed or made.

4.  Discontinued Operations

On July 31, 2006, we completed the sale of our Bossier City and Vicksburg properties  for $240.0 million cash plus a working capital adjustment of $7.4 million. We received $240.0 million, less transaction fees, at closing and have been paid $4.9 million of the $7.4 million working capital adjustment as of January 27, 2008.

The results of our discontinued operations are summarized as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	January 28, 2007	January 28, 2007

Net revenues	$—	$41,335
Pretax income from discontinued operations	382	5,845
Gain on sale of discontinued operations	—	24,117
Income tax (provision) benefit from discontinued operations	34	(11,773)
Income from discontinued operations	416	18,189

Net interest expense of $3.3 million for the nine months ended January 28, 2007 has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of our total net assets plus our debt not attributable to a particular operation in accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations.”

5.  Acquisitions, Goodwill and Other Intangible Assets

Acquisition of Minority Interest in Black Hawk Colorado Operations —  Effective January 27, 2008, we purchased the 43% minority membership interests in our Black Hawk Colorado subsidiaries for a purchase price of $64.8 million, including transaction costs. Following the acquisition, we own 100% of our Black Hawk Colorado operations.  The purchase price for these membership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. We funded the purchase through borrowings under our Senior Credit Facility.  We accounted for the purchase using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”). Third party valuations for the property and equipment, and intangible assets are still in process. After consideration of the minority interest liability of $30.2 million, the preliminary purchase price allocation included $14.0 million in property and equipment, $10.6 million in other intangible assets and $10.0 million in goodwill.

Acquisition of Caruthersville - On June 10, 2007, we acquired 100% of the membership interests of Atzar Missouri Riverboat Gaming Company, L.L.C., a Missouri limited liability company located in Caruthersville, Missouri.  The purchase price, including transaction costs, was approximately $46.2 million, including $3.1 million of cash acquired. The purchase price for these membership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. During January 2008, we finalized certain post closing date adjustments with the seller. The purchase was accounted for using the purchase method of accounting in accordance with SFAS 141. Third party valuations were obtained for the property and equipment, and other intangible assets.  The purchase price included $0.9 million in net working capital, $40.3 million in property and equipment, and $5.0 million in other intangible assets.

The changes in the carrying amount of goodwill and other intangible assets are as follows (in thousands):

	Goodwill	Gaming Licenses	Customer Lists, net	Trademarks	Other Intangibles Assets, net

April 29, 2007	$297,268	$61,953	$—	$12,201	$74,154

Acquisition of Minority Interest in Black Hawk Colorado Operations	10,043	7,800	2,500	300	10,600
Acquisition of Caruthersville	—	4,111	807	102	5,020
Acquisition of Coventry trademark	—	—	—	127	127
Amortization expense	—	—	(179)	(71)	(250)

January 27, 2008	$307,311	$73,864	$3,128	$12,659	$89,651

6.  Long-Term Debt

Long-term debt consists of the following (in thousands):

	January 27,	April 29,
	2008	2007
Senior Secured Credit Facilities:
July 2007 Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$175,000	$—
Variable rate term loans, matures November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	696,500	—
February 2005 Credit Facility:
Revolving line of creidt	—	210,000
Variable rate term loans	—	293,500
Senior Subordianted Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	500,000	500,000
9% Senior Subordinated Notes, extinguished August 2007	—	200,000
Senior Secured Credit Facilities of Subsidiaries - non-recourse to Isle of Capri Casinos, Inc.
Isle-Black Hawk Credit Facility:
Revolving line of credit, expires October 24, 2010, interest payable at least quarterly at either LIBOR and/or prime plus a margin	—	16,400
Variable rate term loan, matures October 24, 2011, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	185,725	187,150
Blue Chip Credit Facility	5,947	6,157
Other	6,942	4,772
	1,570,114	1,417,979
Less current maturities	10,098	7,594
Long-term debt	$1,560,016	$1,410,385

July 2007 Credit Facility - On July 26, 2007, we entered into a $1.35 billion senior secured credit facility (“July 2007 Credit Facility”), replacing the February 2005 Credit Facility. As of January 27, 2008, the July 2007 Credit Facility is secured on a first priority basis by substantially all of our assets and by all of the significant domestic subsidiaries, excluding the subsidiaries that own and operate our Colorado casinos.

The July 2007 Credit Facility consists of a $475.0 million five-year revolving line of credit and an $875.0 million term loan facility. The $875.0 million term loan facility consists of a $500.0 million senior secured loan facility which was drawn at closing; a $200.0 million senior secured delayed draw facility which was drawn in August 2007 to retire our 9% Senior Subordinated Notes  and a $175.0 million senior secured delayed draw facility which can be drawn within twelve months after closing, at our option.

Subsequent to quarter end, we drew down the $175.0 million delayed draw term loan portion of the July 2007 Credit Facility and used such proceeds to fully repay and retire the Isle-Black Hawk Senior Secured Credit Facility. Simultaneously, we designated our Black Hawk subsidiaries as “restricted subsidiaries” under the July 2007 Credit Facility. After giving pro forma effect to the designation above, our net line of credit availability at January 28, 2008 is approximately $155 million. The assets of our Black Hawk, Colorado subsidiaries have been assigned as additional collateral under the July 2007 Credit Facility effective January 28, 2008.

Debt issuance costs incurred as part of the July 2007 Credit Facility aggregated to $7.9 million. In conjunction with the replacement of the February 2005 Credit Facility with the July 2007 Credit Facility, $2.3 million of unamortized debt issuance costs were recorded as a loss on early extinguishment of debt for the nine months ended January 27, 2008, while the remaining deferred debt issuance costs will be amortized over the respective lives of the revolver and term credit facilities of the July 2007 Credit Facility. We followed EITF 96-19 “Debtor’s Accounting for a Modification of Exchange of Debt Instruments” and EITF 98-14 “Debtor’s Accounting for changes in Line-of-Credit or Revolving Debt Arrangements” in accounting for this refinancing transaction and its associated deferred debt issuance costs.

The weighted average effective interest rate of the February 2005 and July 2007 Credit Facilities for the three and nine month periods ended January 27, 2008 were 6.52% and 6.94%, respectively.

The July 2007 Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The July 2007 Credit Facility also restricts our ability to make certain investments or distributions.  We are in compliance with the covenants as of January 27, 2008.

February 2005 Credit Facility – Prior to entering into the July 2007 Credit Facility, we were party to the February 2005 Credit Facility (“February 2005 Credit Facility”), which consisted of  a $400.0 million revolving line of credit facility maturing in February 2010 and a $300.0 million term loan facility maturing in February 2011.

7% Senior Subordinated Notes - During 2004, we issued $500.0 million of 7% Senior Subordinated Notes due 2014 (“7% Senior Subordinated Notes”). At January 27, 2008, the 7% Senior Subordinated Notes are guaranteed, on a joint and several basis, by all of our significant domestic subsidiaries, excluding the subsidiaries that own and operate our Colorado casinos, and other subsidiaries as described more fully in Note 16. All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, equally with all existing and future senior subordinated debt, and senior to any future subordinated indebtedness.  On January 28, 2008, our Black Hawk, Colorado wholly owned subsidiaries were designated as additional guarantors on a joint and several basis under the 7% Senior Subordinated Notes.

The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1st of the years indicated below:

Year	Percentage

2009	103.500%
2010	102.333%
2011	101.167%
2012 and thereafter	100.000%

We issued the 7% Senior Subordinated Notes under an indenture between the Company, the subsidiary guarantors and a trustee. The indenture, governing the 7% Senior Subordinated Notes limits, among other things, our ability and our restricted subsidiaries ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase stock. The indenture also limits our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

9% Senior Subordinated Notes - During 2002, we issued $200.0 million of 9% Senior Subordinated Notes due 2012 (“9% Senior Subordinated Notes”). These 9% Senior Subordinated Notes were called for redemption at 104.5% and redeemed during August 2007. $11.4 million in losses on early extinguishment of debt are included in the consolidated statements of operations for the nine months ended January 27, 2008 includes the $9.0 million call premium and the write-off of deferred financing costs associated with the 9% Senior Subordinated Notes.

Isle-Black Hawk Senior Secured Credit Facility - During 2005, Isle of Capri Black Hawk, L.L.C. entered into a $240.0 million Second Amended and Restated Credit Agreement and amended such agreement during January 2007 (the “Isle-Black Hawk Credit Facility”). The credit agreement, as amended, provides for a $50.0 million revolving credit facility and a $190.0 million term loan facility. The credit agreement is secured by liens on substantially all of Isle of Capri Black Hawk, L.L.C.’s assets. As of January 28, 2008, we repaid and cancelled the Isle-Black Hawk Credit Facility with proceeds borrowed under our July 1007 Credit Facility. As a result of cancelling the Isle-Black Hawk Credit Facility, we will expense the balance of unamortized deferred finance costs of approximately $1.6 million during our fourth quarter ending April 27, 2008.

The weighted-average effective interest rate of total debt outstanding under the Isle-Black Hawk Credit Facility for the three and nine months ended at January 27, 2008 and the three and nine months ended January 28, 2007 was 6.97%, 6.99%, 6.81% and 6.83%, respectively.

As of January 27, 2008, Isle of Capri Black Hawk, L.L.C. had no letters of credit outstanding under the Isle-Black Hawk Credit Facility and was in compliance with all covenants. As of January 28, 2008, we repaid and cancelled the Isle-Black Hawk Credit Facility with proceeds borrowed under our July 2007 Credit Facility.  As a result of canceling the Black Hawk Credit Facility, we will expense the balance of unamortized deferred financing costs of approximately $1.6 million during our fourth quarter ending April 27, 2008.

Blue Chip Credit Facility -  Blue Chip Casinos Plc (“Blue Chip”) entered into an agreement effective November 28, 2003, as amended on May 24, 2004, with the Bank of Scotland to borrow up to £3.5 million (the “Blue Chip Credit Facility”) to fund its casino development program. As of January 27, 2008, total outstanding debt aggregated £3.0 million ($5.9 million), which consisted of a £2.3 million ($4.5 million) term loan facility and a £0.7 million ($1.4 million) outstanding balance under the £0.8 million available revolving loan facility. The term loan is to be repaid in periodic principal payments, which started in July 2005 and continue through July 2012. The interest rate at Blue Chip’s option is (1) the Bank of Scotland’s base rate plus a current margin of 2.0% or (2) LIBOR plus a margin of 1.75%. As of January 27, 2008, the effective interest rate was 7.75%. The Blue Chip Credit Facility is non-recourse to the Company.

Blue Chip Casinos Plc was in compliance with all covenants as of January 27, 2008. As of January 27, 2008, Blue Chip Casinos Plc had no letters of credit outstanding under the Blue Chip Credit Facility, and net availability under the Blue Chip Credit Facility was £0.1 million ($0.2 million).

Interest Rate Swap Agreements  We have entered into various interest rate swap agreements pertaining to the July 2007 Credit Facility for an aggregate notional value of $450.0 million with maturity dates ranging from fiscal year 2010 to 2011 in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the July 2007 Credit Facility.

These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of January 27, 2008, as being fully effective.  As a result, there is no impact on our consolidated statement of operations from changes in fair value.  As of January 27, 2008, we recorded a liability of $18.7 million in Other long-term liabilities representing the fair market value of the swap agreements and an unrealized loss of $11.6 million, net of a $7.1 million deferred income tax benefit, in Accumulated other comprehensive income on the consolidated balance sheet. As of January 27, 2008, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.65%.

As of January 27, 2008, Isle of Capri Black Hawk, L.L.C. had interest rate swap agreements with an aggregate notional value of $40.0 million, or 21.5% of its variable rate debt outstanding under the Isle-Black Hawk Credit Facility. The swap agreements effectively convert portions of Isle of Capri Black Hawk, L.L.C. variable rate debt to a fixed-rate basis until the respective remaining swap agreements terminate, which occurs during the fourth quarter of fiscal year 2008. For the three and nine months ended January 27, 2008 and the three and nine months ended January 28, 2007, Isle of Capri Black Hawk, L.L.C. recorded a loss of $0.1 million, $0.5 million, $0.3 million and $0.7 million, respectively, in food, beverage and other within the accompanying consolidated statements of operations related to the change in fair market value of the undesignated swap agreements. As of January 27, 2008, the weighted average fixed LIBOR interest rate of the Isle of Capri Black Hawk, L.L.C. interest rate swap agreements was 3.80%.

The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts not designated as hedging instruments, expressed in present value terms, totaled $0.and $0.5 million as of January 27, 2008 and April 29, 2007, respectively. Based on the maturity dates of the contracts, these amounts are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

7.  Other Long-Term Obligations

We entered into an agreement during fiscal year 2004 to lease space for a new casino, which opened in July 2007, in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, and is owned and operated by a non-affiliated entity and began operations in August 2005. Because certain structural elements were installed by us during the construction of the space being leased and certain prepaid lease payments we made, we are required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”. Accordingly, we have recorded a long-term obligation for £24.1 million ($47.8 million) and £23.8 million ($47.6 million) as of January 27, 2008 and April 29, 2007, respectively, even though we do not;  (1) own this asset, (2) we are not the obligor on the corresponding long-term obligation and (3) do not participate in or control the operations of the convention center.  Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback under SFAS No. 98 “Accounting for Leases” due to our continuing involvement as a tenant, as a result of our lease prepayments during the construction period of the convention center.  Therefore, we are accounting for the transaction using the direct financing method in accordance with SFAS No. 66 “Accounting for the Sales of Real Estate”.

The other long-term obligation will be reflected in our consolidated balance sheets until completion of the lease term, when the related fixed assets will be removed from our financial statements. At such time, the net of the remaining obligation over the carrying value of the fixed asset will be recognized as a gain on sale of the facility.

8.  Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(13,849)	$(9,346)	$(45,599)	$(8,205)

Income from discontinued operations	—	416	—	18,189

Net income (loss)	$(13,849)	$(8,930)	$(45,599)	$9,984

Denominator:
Denominator for basic earnings per share – weighted – average shares	30,836,139	30,371,020	30,651,056	30,378,925
Effect of dilutive securities
Employee stock options and nonvested restricted stock	—	—	—	—
Denominator for diluted earnings per share – adjusted weighted – average shares and assumed conversions	30,836,139	30,371,020	30,651,056	30,378,925

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.45)	$(0.31)	$(1.49)	$(0.27)
Income from discontinued operations	—	0.02	—	0.60
Net income (loss)	$(0.45)	$(0.29)	$(1.49)	$0.33

Our basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period.  As we reported a loss from continuing operations for the three and nine months ended January 27, 2008, and for the three and nine months ended January 28, 2007, we reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for that time period. Due to the loss from continuing operations, stock options representing 3,036,761; 2,000,657; 389 and 5,130 shares which are anti-dilutive were excluded from the calculation of potential common shares for diluted earnings per share for the three and nine month periods ended January 27, 2008 and the three and nine month periods ended January 28, 2007, respectively.

9.  Accumulated Other Comprehensive Income (Loss)

Because the operations of our international subsidiaries are denominated in functional currencies other than the U.S. dollar, a resulting currency translation adjustment is necessary. The assets and liabilities of the our international subsidiaries are translated using the exchange rate in effect at the balance sheet date, with the resulting translation adjustment recognized as accumulated other comprehensive income.  The net change in foreign currency translation adjustments in accumulated other comprehensive income was a decrease of $2.8 million and $0.8 million for the three and nine months ended January 27, 2008, respectively.

We use interest rate swap agreements to convert portions of our variable rate debt to a fixed-rate basis.  We record unrealized gains and losses on these interest rate swaps as accumulated other comprehensive income.

The following table sets forth total comprehensive income (loss) for the three and nine months ended January 27, 2008 and January 28, 2007 (in thousands).

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007

Net income (loss)	$(13,849)	$(8,930)	$(45,599)	$9,984
Unrealized loss on interest rate swaps	(9,796)	—	(11,607)	—
Foreign currency translation adjustment	(2,822)	1,655	(759)	3,124
Total comprehensive income (loss)	$(26,467)	$(7,275)	$(57,965)	$13,108

10.  Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”

We adopted the provisions of FIN No. 48 on April 30, 2007.  The adoption of FIN 48 did not have any impact on our consolidated statements of operations or stockholders’ equity within the consolidated balance sheet. As of April 30, 2007, we had a total of $24.2 million of unrecognized tax benefits. The total amount of these unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.0 million. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48. We had $3.6 million in interest related to unrecognized tax benefits accrued as of April 30, 2007 and no amounts were accrued for penalties. However, FIN No. 48 did require a reclassification of unrecognized tax benefits from deferred income taxes to current liabilities and long-term liabilities.  At April 30, 2007, we reclassified $12.1 million from income taxes payable and $9.1 million from deferred income taxes to other current accrued liabilities ($10.3 million) and other accrued liabilities ($10.9 million).

For the nine months ended January 27, 2008, our unrecognized tax benefit decreased by $6.6 million to $17.6 million. This amount is comprised of a $0.5 million decrease related to the final resolution of an Iowa income tax examination covering the 2001 through 2004 tax years; a $5.8 million decrease related to the filing of amended Iowa income tax returns for the 2002 through 2005 tax years; a $0.1 million increase related to the need to file amended Mississippi income tax returns for the 2003 and 2004 tax years; and a $0.4 million decrease related to the partial resolution of an IRS examination covering the 2004 and 2005 tax years. We expect the amount of unrecognized tax benefits will further decrease in 2008 by $4.8 million which relates to the expected finalization of the IRS examination referred to above.

For the nine months ended January 27, 2008, we have recognized $0.3 million of previously unrecognized tax benefits, which affect the effective tax rate. This amount is comprised of $0.4 million related to the resolution of the Iowa income tax examination as referred to above. This amount is also comprised of $0.1 million related to the need to file amended Mississippi income tax returns as referred to above. We will not recognize any tax benefits in income tax expense as a result of the anticipated $4.8 million further reduction in the unrecognized tax benefits as referred to above.

As of January 27, 2008, our interest related to unrecognized tax benefits decreased by $0.2 million.  This is the result of an increase of $1.1 million related to additional interest accrued on uncertain tax positions through January 27, 2008, a decrease of $0.8 million related to the resolution of the Iowa income tax examination referred to above, and a decrease of $0.5 million related to the filing of amended Iowa income tax returns for the 2002 through 2005 tax years.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. The IRS is currently examining the Company’s federal income tax returns, which relate to our fiscal years ended April 24, 2005 and April 30, 2006, respectively. The tax returns for subsequent years are also subject to examination.

We file in numerous state jurisdictions with varying statutes of limitation. Our unrecognized state tax benefits are related to state tax returns open from tax years 2001 through 2006 depending on each state’s statute of limitation.

11.  Supplemental Disclosure of Cash Flow Information

For the nine months ended January 27, 2008 and January 28, 2007, we made net cash payments of interest for $65.0 million and $55.5 million, respectively.  Additionally, we paid income taxes, net of refunds, of $9.3 million and $16.9 million for the nine months ended January 27, 2008 and January 28, 2007, respectively.

For the nine months ended January 27, 2008 we purchased land financed with a note payable for $3.1 million.

12.  Stock-Based Compensation

We have two stock-based compensation plans, the 1993 Stock Option Plan and the 2000 Stock Option Plan, each as amended. The plans provide for the issuance of incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. We have 876,160 shares available for future issuance under our equity compensation plans as of January 27, 2008.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table.

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007

Weighted average expected volatility	42.03%	43.45%	52.17%	52.50%
Weighted average expected term in years	6.75	6.81	7.51	5.84
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average risk-free interest rate	3.85%	4.45%	4.64%	4.69%
Weighted average fair value of options granted	$5.77	$9.93	$6.21	$13.64

Weighted average volatility is calculated using the historical volatility of our stock prices over a range of dates equal to the expected term of a grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term. The estimated rate of forfeitures for executives increased from 25.5% to 27.2% since the prior quarter ended October 28, 2007, and for optionees beneath the executive level, it increased from 42.7% to 45.7% over the same period.  The impact of these changes in forfeiture estimates decreased expense approximately $0.2 million and was recorded as a cumulative adjustment in the consolidated statements of operations for the three months ended January 27, 2008.

Total stock option expense in the accompanying consolidated statements of operations was $1.7 million and $5.4 million for the three and nine months ended January 27, 2008, respectively and $1.5 million and $5.6 million for the three and nine months ended January 28, 2007, respectively. As of January 27, 2008, there was $9.8 million in unrecognized stock compensation costs, related to unvested options, which we expect to recognize over the remaining vesting period of 5 years with a weighted average period of 2.3 years. With the exception of 110,500 options which vest and become exercisable 50% upon the date of grant and 50% upon the one-year anniversary of the grant date, the options granted during the nine months ended January 27, 2008, vest 20% per year for 5 years on the anniversary of the grant date. We recognize compensation expense for these grants on a straight-line basis over the requisite service period for each separately vesting portion of the award.

		Weighted
		Average
		Exercise
	Options	Price

Outstanding options at April 30, 2007	2,957,073	$17.96
Options granted	1,162,300	20.60
Options exercised	(528,962)	9.26
Options forfeited and expired	(266,672)	21.93
Outstanding options at January 27, 2008	3,323,739	$19.95

Outstanding exercisable options at January 27, 2008	1,403,459	$17.52

During March 2008, we issued 500,000 options shares with an exercise price of $8.44 per share and unrecognized stock compensation cost of $2.0 million with a weighted average contractual life of 3 years. These options vest 20% per year for 5 years on the anniversary of the grant date.

13.Hurricanes and Related Charges

In the fall of 2005, our properties in Biloxi, Mississippi, Lake Charles, Louisiana and Pompano Beach, Florida were struck by hurricanes Katrina, Rita and Wilma, respectively.

We have insurance coverage related to the three hurricanes for property damage and destruction, and business interruption insurance for incremental costs incurred and for lost profits. We have received partial proceeds from our insurance carriers related to losses we have sustained.  Our belief is we will ultimately collect more than the $75.9 million related to the property impairment as the insurance coverage is for replacement value and the insurance receivable recorded for the property impairment represents the net book value of the assets at the date of loss.  In addition, we have not yet received proof of losses on open claims under the business interruption loss of profits coverage related to the claim in Biloxi. We continue to negotiate with our insurers to settle our claims.  The timeline for final settlement of the claims is expected to occur within one year.

The following table shows the activity flowing through the insurance accounts (in thousands):

	Total Incurred as of
	January 27,	April 29,
	2008	2007

Property impairment (1)	$75,868	$75,868
Incremental costs incurred (2)	90,083	84,793
Loss of income (3)	2,817	2,817
Hurricane related charges, net (4)	(4,776)	(4,776)
Insurance receipts	(153,755)	(102,662)
Insurance receivable, net	$10,237	$56,040

(1)          Represents the book value of property impairments recognized at the date of loss as a receivable under our insurance policies.

(2)             Insured incremental costs incurred by us totaling $90.1 million were recorded as an insurance receivable for $62.2 million in fiscal year 2006, $22.6 million in fiscal 2007, and $5.3 million for the nine months ended January 27, 2008.

(3)          During the fourth quarter of fiscal 2007, we recorded a gain and insurance receivable of $2.8 million as the result of a proof of loss under the business interruption-lost profits coverage.

(4)          Primarily represents deductibles under insurance policies recorded as a hurricane related charge during fiscal 2006.

14.  Contingencies

Legal and Regulatory Proceedings - Lady Luck Gaming Corporation (now a wholly owned subsidiary) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. The payment Lady Luck is alleged to have been required to make totals approximately 6.5 million Euros (which was approximately $9.5 million as of January 27, 2008 based on published exchange rates). During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits. We are awaiting a decision following that hearing. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

We are subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, and are subject to cleanup requirements at certain of our facilities as a result thereof. We have not made, and do not anticipate making, material expenditures, nor do we anticipate incurring delays with respect to environmental remediation or protection. However, in part because our present and future development sites have, in some cases, been used as manufacturing facilities or other facilities that generate materials that are required to be remediated under environmental laws and regulations, there can be no guarantee that additional pre-existing conditions will not be discovered and we will not experience material liabilities or delays.

We are subject to various contingencies and litigation matters and have a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, we believe they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

15.  Accounting Pronouncements

New Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delaying the effective date of FASB 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact the adoption of SFAS 157, including the deferment provisions of FSP 157-2, will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided we also elect to apply the provisions of SFAS 157. We are currently evaluating whether to adopt the fair value option under SFAS 159 and evaluating what impact such adoption would have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) impacts the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements.

16.  Consolidating Condensed Financial Information

Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Subordinated Notes.

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

Consolidating condensed balance sheets as of January 27, 2008 and April 29, 2007 are as follows (in thousands):

	As of January 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$69,237	$116,024	$71,719	$(18,645)	$238,335
Intercompany receivables	1,300,267	(271,065)	(16,583)	(1,012,619)	—
Investments in subsidiaries	259,426	301,345	(55,857)	(504,914)	—
Property and equipment, net	18,423	1,019,735	394,730	—	1,432,888
Other assets	21,602	370,525	50,379	—	442,506
Total assets	$1,668,955	$1,536,564	$444,388	$(1,536,178)	$2,113,729

Current liabilities	$50,749	$83,034	$64,443	$(17,219)	$181,007
Intercompany payables	—	796,771	217,274	(1,014,045)	—
Long-term debt, less current maturities	1,364,500	5,666	189,850	—	1,560,016
Other accrued liabilities	19,361	79,119	39,881	—	138,361
Stockholders’ equity	234,345	571,974	(67,060)	(504,914)	234,345
Total liabilities and stockholders’ equity	$1,668,955	$1,536,564	$444,388	$(1,536,178)	$2,113,729

	As of April 29, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$110,189	$152,937	$70,420	$(13,208)	$320,338
Intercompany receivables	1,130,006	(455,871)	(25,468)	(648,667)	—
Investments in subsidiaries	269,631	289,857	—	(559,488)	—
Property and equipment, net	19,644	946,127	372,799	—	1,338,570
Other assets	19,248	366,889	36,446	(5,800)	416,783
Total assets	$1,548,718	$1,299,939	$454,197	$(1,227,163)	$2,075,691

Current liabilities	$61,274	$122,089	$60,889	$(8,511)	$235,741
Intercompany payables	—	539,023	151,017	(690,040)	—
Long-term debt, less current maturities	1,200,500	3,495	206,390	—	1,410,385
Other accrued liabilities, deferred taxes and long-term obligations	5,122	75,791	38,994	—	119,907
Minority interest	—	—	—	27,836	27,836
Stockholders’ equity	281,822	559,541	(3,093)	(556,448)	281,822
Total liabilities and stockholders’ equity	$1,548,718	$1,299,939	$454,197	$(1,227,163)	$2,075,691

Consolidating condensed statements of operations for the three and nine months ended January 27, 2008 and January 28, 2007 are as follows (in thousands):

	Three Months Ended January 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$224,802	$44,678	$—	$269,480
Rooms, food, beverage and other	63	40,760	11,395	(3,421)	48,797
Gross revenues	63	265,562	56,073	(3,421)	318,277
Less promotional allowances	—	39,007	9,605	—	48,612
Net revenues	63	226,555	46,468	(3,421)	269,665

Operating expenses:
Casino	—	32,395	8,568	—	40,963
Gaming taxes	—	62,165	7,958	—	70,123
Rooms, food, beverage and other	12,902	87,470	20,600	(3,543)	117,429
Management fee expense (revenue)	(7,092)	7,358	(266)	—	—
Depreciation and amortization	1,262	27,491	6,118	—	34,871
Total operating expenses	7,072	216,879	42,978	(3,543)	263,386

Operating income (loss)	(7,009)	9,676	3,490	122	6,279
Interest expense, net	(6,462)	(14,502)	(5,712)	—	(26,676)
Equity in income (loss) of subsidiaries	(5,136)	3,596	(3,610)	5,150	—

Income (loss) before income taxes and minority interest	(18,607)	(1,230)	(5,832)	5,272	(20,397)
Income tax (provision) benefit	4,758	1,899	786	—	7,443
Minority interest	—	—	—	(895)	(895)
Net income (loss)	$(13,849)	$669	$(5,046)	$4,377	$(13,849)

	Three Months Ended January 28, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$188,981	$44,177	$—	$233,158
Rooms, food, beverage and other	90	40,065	10,780	(3,574)	47,361
Gross revenues	90	229,046	54,957	(3,574)	280,519
Less promotional allowances	—	39,902	9,778	—	49,680
Net revenues	90	189,144	45,179	(3,574)	230,839
	—	—	—	—	—
Operating expenses:	—	—	—	—	—
Casino	—	31,112	7,260	—	38,372
Gaming taxes	—	41,708	8,031	—	49,739
Rooms, food, beverage and other	11,902	76,475	23,426	(3,390)	108,413
Management fee expense (revenue)	(6,884)	6,759	125	—	—
Depreciation and amortization	432	19,356	4,820	—	24,608
Total operating expenses	5,450	175,410	43,662	(3,390)	221,132

Operating income (loss)	(5,360)	13,734	1,517	(184)	9,707
Interest expense, net	(7,189)	(8,183)	(5,055)	—	(20,427)
Equity in income (loss) of subsidiaries	20,595	2,953	(2,899)	(20,649)	—

Income (loss) from continuing operations before income taxes and minority interest	8,046	8,504	(6,437)	(20,833)	(10,720)
Income tax (provision) benefit	(17,392)	27,661	(8,329)	—	1,940
Minority interest	—	—	—	(566)	(566)
Income (loss) from continuing operations	(9,346)	36,165	(14,766)	(21,399)	(9,346)
Income from discontinued operations, net of taxes	—	—	—	—	—
Equity in earnings of discontinued operations	416	416	—	(416)	416
Income from discontinued operations, net of taxes	416	416	—	(416)	416
Net income (loss)	$(8,930)	$36,581	$(14,766)	$(21,815)	$(8,930)

	Nine Months Ended January 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$684,370	$140,626	$—	$824,996
Rooms, food, beverage and other	136	127,313	34,194	(9,840)	151,803
Gross revenues	136	811,683	174,820	(9,840)	976,799
Less promotional allowances	—	119,631	30,132	—	149,763
Net revenues	136	692,052	144,688	(9,840)	827,036

Operating expenses:
Casino	—	96,528	25,128	—	121,656
Gaming taxes	—	185,774	25,386	—	211,160
Rooms, food, beverage and other	42,473	268,785	65,475	(9,840)	366,893
Management fee expense (revenue)	(22,236)	22,706	(470)	—	—
Depreciation and amortization	3,836	79,546	17,316	—	100,698
Total operating expenses	24,073	653,339	132,835	(9,840)	800,407

Operating income (loss)	(23,937)	38,713	11,853	—	26,629
Interest expense, net	(22,221)	(40,471)	(16,740)	—	(79,432)
Loss on extinguishment of debt	(13,660)	—	—	—	(13,660)
Equity in income (loss) of subsidiaries	(8,940)	11,322	(7,114)	4,732	—

Income (loss) before income taxes and minority interest	(68,758)	9,564	(12,001)	4,732	(66,463)
Income tax (provision) benefit	23,159	681	1,892	—	25,732
Minority interest	—	—	—	(4,868)	(4,868)
Net income (loss)	$(45,599)	$10,245	$(10,109)	$(136)	$(45,599)

	Nine Months Ended January 28, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$619,241	$140,774	$—	$760,015
Rooms, food, beverage and other	142	126,488	35,180	(10,721)	151,089
Gross revenues	142	745,729	175,954	(10,721)	911,104
Less promotional allowances	—	130,504	32,569	—	163,073
Net revenues	142	615,225	143,385	(10,721)	748,031

Operating expenses:
Casino	—	98,422	23,550	—	121,972
Gaming taxes	—	134,737	26,421	—	161,158
Rooms, food, beverage and other	34,396	236,363	77,229	(10,991)	336,997
Management fee expense (revenue)	(23,825)	23,809	16	—	—
Depreciation and amortization	1,253	57,333	14,312	—	72,898
Total operating expenses	11,824	550,664	141,528	(10,991)	693,025

Operating income (loss)	(11,682)	64,561	1,857	270	55,006
Interest expense, net	(18,571)	(26,208)	(15,066)	—	(59,845)
Equity in income (loss) of subsidiaries	29,846	9,870	(9,946)	(29,770)	—

Income (loss) from continuing operations before income taxes and minority interest	(407)	48,223	(23,155)	(29,500)	(4,839)
Income tax (provision) benefit	(7,798)	9,885	(3,334)	—	(1,247)
Minority interest	—	—	—	(2,119)	(2,119)
Income (loss) from continuing operations	(8,205)	58,108	(26,489)	(31,619)	(8,205)
Income from discontinued operations, net of taxes	—	18,189	—	—	18,189
Equity in earnings of discontinued operations	18,189	—	—	(18,189)	—
Income from discontinued operations, net of taxes	18,189	18,189	—	(18,189)	18,189
Net income (loss)	$9,984	$76,297	$(26,489)	$(49,808)	$9,984

Consolidating condensed statements of cash flows for the nine months ended January 27, 2008 and January 28, 2007 are as follows (in thousands):

	Nine Months Ended January 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(52,286)	$85,143	$6,982	$4,709	$44,548
Net cash provided by (used in) investing activities	(8,472)	(151,378)	(91,870)	—	(251,720)
Net cash provided by (used in) financing activities	(3,046)	62,390	81,924	(4,709)	136,559
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	72	—	72
Net increase (decrease) in cash and cash equivalents	(63,804)	(3,845)	(2,892)	—	(70,541)
Cash and cash equivalents at beginning of the period	82,894	70,638	34,582	—	188,114
Cash and cash equivalents at end of the period	$19,090	$66,793	$31,690	$—	$117,573

	Nine Months Ended January 28, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$24,318	$63,606	$(3,678)	$(36,460)	$47,786
Net cash provided by (used in) investing activities	(8,334)	18,443	(37,558)	—	(27,449)
Net cash provided by (used in) financing activities	(10,935)	(83,919)	48,448	36,460	(9,946)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(1,264)	—	(1,264)
Net increase (decrease) in cash and cash equivalents	5,049	(1,870)	5,948	—	9,127
Cash and cash equivalents at beginning of the period	29,193	67,486	24,370	—	121,049
Cash and cash equivalents at end of the period	$34,242	$65,616	$30,318	$—	$130,176

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 29, 2007.

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We continue to investigate developing new locations, purchasing existing operations and expanding our current properties. These activities require capital-intensive investments that have long-term return potential. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. Internationally we operate casinos in Coventry, Dudley and Wolverhampton, England and Freeport, Grand Bahamas. We also operate a harness racing track at our casino in Florida.

Our operating results have been affected by the acquisition or opening of new properties, disposition of properties, losses from the early extinguishment of debt, write offs and other valuation charges, pre-opening expenses and increases in competition.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and given consideration to the following:

Opening of New Properties - During the first nine months of fiscal year 2008, our operations were impacted by the opening of the slot gaming facility at our Pompano Park facility in April 2007, the acquisition of our Caruthersville, Missouri casino in June 2007 and the opening of our Waterloo, Iowa and Coventry, England casinos in June 2007 and July 2007, respectively.

Acquisition of Minority Interest — On January 27, 2008, we acquired the remaining 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million. Funding for this acquisition was obtained from  borrowings under our July 2007 Senior Credit Facility.

Losses from Early Extinguishment of Debt  We recorded a total of $13.7 million in losses associated with the early extinguishment of debt during fiscal 2008, including a $9.0 million call premium paid to retire the 9%

Senior Subordinated Notes, and $4.7 million of deferred finance costs associated with the retired debt instruments.

Write-offs and Other Valuation Charges - The results from operations for the nine months ended January 27, 2008 include $6.5 million of charges related to the termination of our plans to develop a new casino in west Harrison County, Mississippi and the cancellation of construction projects in Davenport, Iowa and Kansas City, Missouri during the second fiscal quarter of fiscal 2008.

Pre-Opening Expenses - In fiscal year 2008, we opened our new Waterloo and Coventry properties. In late fiscal 2007 we opened the slot gaming facility at the Pompano Park property.  For the three and nine months ended January 27, 2008, we recorded pre-opening expenses related to these properties in the amounts of $0.0 million and $6.5 million, respectively.  This is compared to pre-opening expenses recorded during the three and nine months ended January 28, 2007 of $2.5 million and $3.1 million, respectively.

Increased Competition - Following the impact of Hurricane Katrina in the fall of 2005, our Mississippi properties in Biloxi and Natchez experienced strong revenue growth as a result of limited competition on the Gulf Coast. Since that time, the Gulf Coast has seen recovery in casino development which, combined with the closure of the Biloxi/Ocean Springs bridge through November 1, 2007, when two lanes of the bridge were reopened, has significantly reduced our market share in Biloxi. Patron counts have decreased at our Natchez property as gaming patrons who were displaced by hurricanes have returned to the Gulf Coast.  In Louisiana, our Lake Charles property experienced higher gaming revenues in fiscal year 2007 due to the closure of competitors’ facilities as a result of Hurricane Rita.  Competition has reopened which has resulted in decreased gaming revenues at our Lake Charles property in fiscal year 2008.  Our Quad Cities and Marquette properties have experienced increased competition in many of their feeder markets, which has continued to have a negative impact on gaming revenues at these properties.

Results of Operations

Net revenues and operating income (loss) for the three and nine months ended January 27, 2008 and January 28, 2007 are as follows:

	Net Revenues		Operating Income (Loss)
	Three Months Ended		Three Months Ended
	January 27,	January 28,	January 27,	January 28,
(in thousands)	2008	2007	2008	2007

Mississippi
Biloxi	$20,072	$28,504	$(1,960)	$815
Natchez	8,699	9,428	1,819	2,002
Lula	17,458	19,662	1,947	3,017
Mississippi Total	46,229	57,594	1,806	5,834
Louisiana
Lakes Charles	38,075	43,517	4,757	6,291
Missouri
Kansas City	17,458	19,925	1,076	2,121
Boonville	18,325	18,987	4,557	4,362
Caruthersville (1)	7,129	—	95	—
Missouri Total	42,912	38,912	5,728	6,483
Iowa
Bettendorf	21,061	20,172	3,570	3,319
Davenport	12,158	14,081	1,944	994
Marquette	6,695	8,585	153	981
Waterloo (2)	18,040	—	749	(355)
Iowa Total	57,954	42,838	6,416	4,939
Colorado
Black Hawk/Colorado
Central Station	33,523	34,787	6,509	5,873
Florida
Pompano (2)	41,274	6,604	(1,730)	(3,050)
International
Blue Chip	2,254	2,419	(405)	(73)
Coventry (2)	3,182	—	(3,589)	(1,164)
Our Lucaya	4,081	4,058	(173)	(428)
International Total	9,517	6,477	(4,167)	(1,665)
Other	181	110	(13,040)	(14,998)
	$269,665	$230,839	$6,279	$9,707

	Net Revenues		Operating Income (Loss)
	Nine Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
(in thousands)	2008	2007	2008	2007

Mississippi
Biloxi	$67,844	$118,970	$(2,177)	$26,929
Natchez	27,119	30,224	5,495	6,009
Lula	55,523	60,945	6,123	7,669
Mississippi Total	150,486	210,139	9,441	40,607
Louisiana
Lakes Charles	118,578	128,136	15,283	15,732
Missouri
Kansas City	55,934	60,515	4,320	4,142
Boonville	59,394	59,457	14,853	12,712
Caruthersville (1)	18,968	—	2,051	—
Missouri Total	134,296	119,972	21,224	16,854
Iowa
Bettendorf	67,641	65,599	13,454	12,225
Davenport	38,835	46,319	5,506	6,305
Marquette	25,067	28,964	3,411	3,751
Waterloo (2)	45,109	—	524	(451)
Iowa Total	176,652	140,882	22,895	21,830
Colorado
Black Hawk/Colorado
Central Station	112,052	113,904	26,451	18,967
Florida
Pompano (2)	111,867	16,860	(7,345)	(6,761)
International
Blue Chip	6,809	6,310	(1,067)	(1,769)
Coventry (2)	5,158	—	(14,594)	(2,334)
Our Lucaya	10,790	11,579	(1,131)	(4,385)
International Total	22,757	17,889	(16,792)	(8,488)
Other	348	249	(44,528)	(43,735)
	$827,036	$748,031	$26,629	$55,006

(1) Reflects results since the June 2007 acquisition effective date.

(2) Waterloo, Pompano, and Coventry opened for operations in June 2007, April 2007 and July 2007, respectively.

Note: The table excludes our Vicksburg and Bossier City properties which have been classified as discontinued operations.

Our results of operations for the three and nine months ended January 27, 2008 and January 28, 2007 reflect the consolidated operations of all of our subsidiaries.  The Vicksburg and Bossier City properties are reflected as discontinued operations for the periods prior to their sale in July 2006. A discussion of overall results by state for the nine months ended January 27, 2008 compared to the nine months ended January 28, 2007 follows:

Mississippi - Our three continuing casino operations contributed 17.1% of our net revenues for the three months ended January 27, 2008.  Net revenues and income from operations at our Biloxi property decreased significantly from abnormally high prior year operating results due to increased competition in the market as competitors have re-opened after closures caused by Hurricane Katrina. Our Natchez property continues to experience decreases in both net revenues and income from operations primarily resulting from the re-opening of competing casinos along the Gulf Coast and increased competition impacting certain of the property’s outlying primary feeder markets.

Louisiana - Lake Charles contributed 14.1% of our net revenues for the three months ended January 27, 2008. Lake Charles experienced a decrease in net revenues due to increased competition in the market as competitors have fully re-opened following closures caused by Hurricane Rita and post hurricane normalization of population levels in the property’s feeder markets. While experiencing a decline in net revenues, income from operations decreased for the three months ended January 27, 2008 as our income from operations for the three months ended January 28, 2007 included $2.2 million in income from settlement of certain hurricane related insurance claims.

Missouri - Our three casinos in Missouri contributed 15.9% of our net revenues for the three months ended January 27, 2008. Net revenues increased primarily due to the acquisition of the Caruthersville property on June 11, 2007. A decrease in net revenues at Kansas City is due to competition within the market and the opening of a new hotel by one of our competitors.

Iowa - Our four casinos in Iowa contributed 21.5% of our net revenues for the three months ended January 27, 2008. Net revenues and income from operations increased primarily due to the opening of the Waterloo property on June 30, 2007. Waterloo contributed $18.4 million in net revenue for the three months ended January 27, 2008.  Our two Quad Cities properties had combined net revenues of $33.2 million, a decrease of $1.0 million form the third quarter of fiscal 2007.

Colorado - Our two casinos in Black Hawk, Colorado contributed 12.4% of our net revenues for the three months ended January 27, 2008. Our Colorado properties experienced minor decreases in net revenues primarily due to a planned reduction in our complimentary allowances. Income from operations increased at our Colorado properties due to decreases in marketing expenses and overall cost control efforts.

Florida - The Pompano Park racetrack and casino contributed 15.3% of our net revenues for the three months ended January 27, 2008.  Net revenues and income from operations reflect the opening of the slot gaming facility on April 14, 2007.

International Operations - Net revenues increased primarily due to the opening of the Coventry, England property in July 2007. Loss from operations for the three months ended January 27, 2008 includes $0.7 million in pre-opening costs.

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

Revenues

Revenues for the three and nine months ended January 27, 2008 and January 28, 2007 are as follows:

	Three Months Ended
	January 27,	January 28,		Percentage
(in thousands)	2008	2007	Variance	Variance

Revenues:
Casino	$269,480	$233,158	$36,322	15.6%
Rooms	10,674	9,995	679	6.8%
Pari-mutuel commissions and fees	4,986	5,057	(71)	-1.4%
Food, beverage and other	33,137	32,309	828	2.6%
Gross revenues	318,277	280,519	37,758	13.5%
Less promotional allowances	48,612	49,680	(1,068)	-2.1%
Net revenues	$269,665	$230,839	38,826	16.8%

	Nine Months Ended
	January 27,	January 28,		Percentage
(in thousands)	2008	2007	Variance	Variance

Revenues:
Casino	$824,996	$760,015	$64,981	8.5%
Rooms	37,595	37,965	(370)	-1.0%
Pari-mutuel commissions and fees	13,400	13,850	(450)	-3.2%
Food, beverage and other	100,808	99,274	1,534	1.5%
Gross revenues	976,799	911,104	65,695	7.2%
Less promotional allowances	149,763	163,073	(13,310)	-8.2%
Net revenues	$827,036	$748,031	79,005	10.6%

Casino Revenues - Casino revenues increased $36.3 million, or 15.6%, and $65.0 million, or 8.5%, for the three and nine months ended January 27, 2008, respectively, compared to the three and nine months ended January 28, 2007.  Our increased casino revenues were primarily a result of the opening or acquisition of new casino properties in Caruthersville, Waterloo, Pompano and Coventry, and increases in casino revenues at Bettendorf driven by the opening of our new hotel in May 2007. Total increases in casino revenues from our new casino operations were $61.4 million and $157.5 million for the three and nine months ended January 27, 2008, respectively. Same property casino revenues decreased $25.1 million and $93.7 million for the three and nine month periods ended January 27, 2008, respectively. This included decreases in casino revenues at Biloxi of $9.9 million and $55.6 million for the three and nine months ended January 27, 2008, respectively, due to increased competition and post-hurricane normalization and at Lake Charles of $3.8 million and $9.0 million for the three and nine months ended January 27, 2008, respectively, due to post-hurricane normalization.

Rooms Revenue - Rooms revenue increased $0.7 million, or 6.8%, and decreased $0.4 million, or 1.0%, for the three and nine months ended January 27, 2008, respectively, compared to the three and nine months ended January 28, 2007. Such revenues decreased in total at our Biloxi and Lula properties by of $0.8 million and $4.4 million for the three and nine months ended, January 27, 2008, respectively, related to increased competition and post hurricane normalization.  Increases in total rooms revenue from new hotels in Bettendorf and Waterloo were $1.4 million and $3.9 million for the three and nine months ended January 27, 2008, respectively.

Pari-mutuel Commissions and Fees - Pari-mutuel commissions earned at Pompano Park for the three months ended January 27, 2008 remained flat over the third quarter of fiscal year 2007 while decreasing $0.4 million, or 3.2%, for the nine months ended January 27, 2008 due to decreased wagering on simulcast races.

Food, Beverage and Other Revenues - Food, beverage and other revenues increased $0.8 million, or 2.6%, and $1.5 million, or 1.5%, for the three and nine months ended January 27, 2008, respectively, compared to the three and nine months ended January 28, 2007.  Our increased food, beverage and other revenues were primarily a result of the opening or acquisition of new casino properties in Caruthersville, Waterloo, Pompano and Coventry. Considering the acquisition or opening of new properties for which our food, beverage and other revenues increased $6.7 million and $16.9 million for the three and nine months ended January 27, 2008, respectively, same property food beverage and other revenues decreased $5.9 million and $15.4 million for the three and nine months periods, respectively. This included decreases in food, beverage and other revenues at Biloxi of $1.9 million and $7.5 million for the three and nine months ended January 27, 2008, respectively, due to increased competition and post-hurricane normalization and at Lake Charles of $2.9 million and $3.8 million for the three and nine months ended January 27, 2008, respectively, due to primarily to the collection of $2.2 million in business interruption proceeds in the prior year and post-hurricane normalization.

Promotional Allowances - Promotional allowances, which are made up of complimentaries, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties.  Promotional allowances decreased $1.1 million, or 2.1%, and $13.3 million, or 8.2%, for the three and nine months ended January 27, 2008, respectively, compared to the three and nine months ended January 28, 2007.  Considering the acquisition or opening of new properties for which our promotional allowances increased $6.3 million and $12.8 million for the three and nine months ended January 27, 2008, respectively, same property promotional allowances decreased $7.4 million and $26.1 million for the three and nine months periods, respectively. Decreases in such promotional allowances reflect decreases in gross revenues at certain of our properties with Biloxi accounting for $3.9 million and $15.1 million of the decrease for the three and nine months ended January 27, 2008, respectively, due to increased competition and post-hurricane normalization. Our decision to reduce certain marketing incentives to our less profitable customer segments has also reduced our overall promotional allowances.

Operating Expenses

Operating expenses for the three and nine month periods ended January 27, 2008 and January 28, 2007 are as follows:

	Three Months Ended
	January 27,	January 28,		Percentage
(in thousands)	2008	2007	Variance	Variance

Operating expenses:
Casino	$40,963	$38,372	$2,591	6.8%
Gaming taxes	70,123	49,739	20,384	41.0%
Rooms	2,507	2,173	334	15.4%
Pari-mutuel commissions and fees	4,436	3,897	539	13.8%
Food, beverage and other	10,614	6,928	3,686	53.2%
Marine and facilities	16,852	14,233	2,619	18.4%
Marketing and administrative	71,174	64,111	7,063	11.0%
Corporate and development	11,846	14,572	(2,726)	-18.7%
Pre-opening	—	2,499	(2,499)	-100.0%
Depreciation and amortization	34,871	24,608	10,263	41.7%
Total operating expenses	$263,386	$221,132	42,254	19.1%

	Nine Months Ended
	January 27,	January 28,		Percentage
(in thousands)	2008	2007	Variance	Variance

Operating expenses:
Casino	$121,656	$121,972	$(316)	-0.3%
Gaming taxes	211,160	161,158	50,002	31.0%
Rooms	8,852	7,053	1,799	25.5%
Pari-mutuel commissions and fees	11,280	10,793	487	4.5%
Food, beverage and other	33,643	23,520	10,123	43.0%
Marine and facilities	50,123	44,979	5,144	11.4%
Marketing and administrative	214,173	204,443	9,730	4.8%
Corporate and development	35,839	42,407	(6,568)	-15.5%
Write-offs and other valuation charges	6,526	665	5,861	881.4%
Pre-opening	6,457	3,137	3,320	105.8%
Depreciation and amortization	100,698	72,898	27,800	38.1%
Total operating expenses	$800,407	$693,025	107,382	15.5%

Casino - Casino operating expenses increased $2.6 million, or 6.8%, and decreased $0.3 million, or 0.3%, in the three and nine months ended January 27, 2008, respectively, compared to the same period in the prior year.  Considering the acquisition or opening of new properties for which our casino expenses increased $8.1 million and $18.9 million for the three and nine months ended January 27, 2008, respectively, same property casino expenses decreased $5.5 million and $19.3 million for the three and nine month periods, respectively.  Overall casino expenses for the three and nine months ended January 27, 2008 and January 28, 2007, decreased in proportion to casino revenue from 16.5% to 15.2% and from 16.0% to 14.8%, respectively.

Gaming Taxes - State and local gaming taxes increased $20.4 million, or 41.0%, and $50.0 million, or 31.0%, for three and nine months ended January 27, 2008, respectively, as compared to the same periods in the prior fiscal year.  Considering the acquisition or opening of new properties for which our gaming taxes increased $25.2 million and $67.1 million for the three and nine months ended January 27, 2008, respectively, same property gaming taxes decreased $4.9 million and $17.1 million for the three and nine months ended January 27, 2008, respectively.  This decrease in same property gaming taxes for the comparative three and nine month periods ended January 27, 2008 corresponds to the reductions in gaming revenues.  The effective rate for gaming taxes as a percentage of gaming revenue increased from 21.3% to 26.0% and from 21.2% to 25.6% for the three and nine month periods ended January 27, 2008, respectively, due to an increase in the mix of gaming revenues derived from states with higher gaming tax rates including Florida and England, partially offset by decreased gaming revenues in Mississippi.

Rooms - Rooms expense increased $0.3 million, or 15.4%, and $1.8 million, or 25.5%, for the three and nine month periods ended January 27, 2008, respectively, compared to the same periods in the prior fiscal year.  Rooms expense reflects increased room capacity due to the opening of the Waterloo property hotel and the Bettendorf property hotel expansion.  These expenses directly relate to the cost of providing hotel rooms.  A reduction in complimentary hotel rooms provided to our customers also increases our rooms expense as the cost of rooms expense allocated to casino expense is reduced.

Pari-mutuel Commissions and Fees - Pari-mutuel operating costs of the Pompano Park property increased $0.5 million for the three and nine months ended January 27, 2008 compared to the three and nine months ended January 28, 2007. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food Beverage and Other - Food, beverage and other expenses increased $3.7 million, or 53.2%, and $10.1 million, or 43.0%, in the three and nine months ended January 27, 2008, respectively, compared to the same period in prior year.  Considering the acquisition or opening of new properties for which our food beverage and other expenses increased $4.3 million and $12.4 million for the three and nine months ended January 27, 2008, respectively, same property food, beverage and other expenses decreased $0.6 million and $2.3 million for the three and nine months periods, respectively.  This decrease in same property food beverage and other expenses for the three and nine month periods ended January 27, 2008, reflects reductions in our food, beverage and other revenues.

Marine and Facilities - These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.  Marine and facilities expenses increased $2.6 million, or 18.4%, and $5.1 million, or 11.4%, in the three and nine months ended January 27, 2008, respectively.  Considering the acquisition or opening of new properties for which our marine and facilities expenses increased $3.2 million and $8.4 million for the three and nine months ended January 27, 2008, respectively, same property marine and facilities expenses decreased $0.5 million and $3.2 million for the three and nine months periods, respectively. This decrease in same property marine and facilities expenses for the three and nine month periods ended January 27, 2008 as compared to periods ended January 28, 2007 is primarily the result of staff reductions and labor cost management.

Marketing and Administrative - These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.  Marketing and administrative expenses increased $7.0 million, or 11.0%, and $9.7 million, or 4.7%, in the three and nine months ended January 27, 2008, respectively, compared to the same period in prior year.  Considering the acquisition or opening of new properties for which our marketing and administrative expenses increased $14.5 million and $39.2 million for the three and nine months ended January 27, 2008, respectively, same property marketing and administrative expenses decreased $7.5 million and $29.5 million for the three and nine months periods, respectively. This decrease in same property marketing and administrative expenses for the three and nine month periods ended January 27, 2008 reflects our decision to reduce marketing costs to less profitable customer marketing segments and to reduce our administrative costs.

Corporate and Development - During the three and nine month periods ended January 27, 2008, our corporate and development expenses were $11.8 million and $35.8 million, respectively, compared to $14.6 million and $42.4 million for the three and nine months ended January 28, 2007. Development expenses decreased year over year for the three and nine month periods by $3.4 million and $10.7 million, respectively, as our prior year included development costs primarily related to opportunities in Pittsburgh and Singapore.  Excluding development expenses and stock compensation costs, our corporate expenses were $8.9 million and $27.4 million for the three and nine months ended January 27, 2008, respectively compared to $8.6 million and $23.3 million for the three and nine months ended January 28, 2007.

Pre-opening - Pre-opening expenses for the nine months ended January 27, 2008 included $3.3 million, $2.8 million and $0.3 million for Waterloo, Coventry and Pompano, respectively. Pre-opening expenses during the nine months ended January 28, 2007 included $3.1 million total pre-opening costs for our Waterloo, Coventry and Pompano Park properties with $2.5 million of these pre-opening costs expensed during the three months ended January 28, 2007.

Write-offs and Other Valuation Charges - We recognized $6.5 million in impairment charges for the nine months ended January 27, 2008 primarily related to the write-off of costs related to the termination of our plans to develop a new casino in west Harrison County, Mississippi and the write-off of construction projects we decided to terminate in Davenport and Kansas City.  During the nine months ended January 28, 2007, we recognized a $0.7 million impairment charge relating to real property at Blue Chip.

Depreciation and Amortization - Depreciation and amortization expense for the three and nine months ended January 27, 2008 increased $10.3 million, or 41.7%, and $27.8 million, or 38.1%, respectively, due primarily to our hotel expansion at our Bettendorf property, the acquisition of Caruthersville, the opening of Waterloo and Coventry properties, and the opening of the slot gaming facility at the Pompano Park property.  Depreciation and amortization expense at our new casino properties increased by $9.5 million and $23.8 million for the three and nine months ended January 27, 2008.

Other Income (Expense), Income Taxes, Minority Interest and Discontinued Operations

Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, minority interest and income from discontinued operations, net of income taxes for the three and nine month periods ended January 27, 2008 and January 28, 2007 are as follows:

	Three Months Ended
	January 27,	January 28,		Percentage
(in thousands)	2008	2007	Variance	Variance

Interest expense	$(27,548)	$(22,241)	$(5,307)	23.9%
Interest income	872	1,814	(942)	-51.9%
Loss on early extinguishment of debt	—	—	—	100.0%
Income tax (provision) benefit	7,443	1,940	5,503	283.7%
Minority interest	(895)	(566)	(329)	58.1%
Income from discontinued operations, net of income taxes	—	416	(416)	-100.0%

	Nine Months Ended
	January 27,	January 28,		Percentage
(in thousands)	2008	2007	Variance	Variance

Interest expense	$(82,538)	$(65,691)	$(16,847)	25.6%
Interest income	3,106	5,846	(2,740)	-46.9%
Loss on early extinguishment of debt	(13,660)	—	(13,660)	100.0%
Income tax (provision) benefit	25,732	(1,247)	26,979	-2163.5%
Minority interest	(4,868)	(2,119)	(2,749)	129.7%
Income from discontinued operations, net of income taxes	—	18,189	(18,189)	-100.0%

Interest Expense - Interest expense increased $5.3 million and $16.8 million for the three and nine months ended January 27, 2008 compared to the same period in the prior year.  This increase is primarily attributable to higher debt balances under our Senior Credit Facilities to fund acquisitions and property and equipment additions.

Interest Income - During the three and nine months periods ended January 27, 2008, our interest income was $0.9 million and $3.1 million, respectively, compared to $1.8 million and $5.8 million for the three and nine months ended January 28, 2007.  The change in interest income reflects changes in our invested cash balances and interest rates.

Loss on Early Extinguishment of Debt — Our loss included the $9.0 million call premium from the early redemption of our $200.0 million 9% Senior Subordinated Notes at 104.5% and a write-off of the related deferred financing costs of $2.4 million. Additionally, during the first quarter of fiscal 2008, we replaced our February 2005 Credit Facility with our July 2007 Credit Facility resulting in a loss on early extinguishment of debt of $2.3 million from the write-off of deferred financing costs.  Both of the transactions resulted in a loss on early extinguishment of debt of $13.7 million for the nine months ended January 27, 2008.

Income Tax (Provision) Benefit — Our income tax (provision) benefit is and thus our effective income tax rate has been impacted by interim changes in our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent items in relation to such estimated income or loss.  Effective income tax rates were as follows:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Continuing operations	36.49%	18.10%	38.72%	(25.77%)
Total	36.49%	19.09%	38.72%	51.83%

Minority Interests - During the three and nine months periods ended January 27, 2008, our minority interest expense was $0.9 million and $4.9 million, respectively, compared to $0.6 million and $2.1 million for the three and nine months ended January 28, 2007.  Minority interests are recorded for our minority partner’s interest in our Colorado and international operations.

Income From Discontinued Operations - On July 31, 2006, we completed the sale of our Bossier City and Vicksburg properties.  Income from discontinued operations for the three and nine months ended January 28, 2007 includes pretax operating income of $0.4 million and $5.8 million, respectively and we also recorded a gain on sale of discontinued operations of $24.1 million during the nine months ended January 28, 2007.  Income tax provisions for the three and nine months ended January 28, 2007 were $0.0 million and $11.7 million, respectively resulting in income from discontinued operations of $0.4 million and $18.2 million, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the nine months ended January 27, 2008, we provided $44.5 million in cash flows from operating activities compared to providing $47.8 million during the nine months ended January 28, 2007.

Cash Flows used in Investing Activities - During the nine months ended January 27, 2008 we used $251.7 million for investing activities compared to using $27.4 million during the nine months ended January 28, 2007.  Significant investing activities for the nine months ended January 27, 2008 included the acquisition of the remaining 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million, the acquisition of our Caruthersville casino for $43.0 million and purchases of property and equipment of $141.9 million.

For the nine months ended January 28, 2007, significant investing activities included the purchase of property and equipment for $288.1 million offset by the proceeds from the sale of our Bossier City and Vicksburg properties totaling $242.4 million.

Cash Flows from Financing Activities - During the nine months ended January 27, 2008 our net cash flows from financing activities provided $136.6 million primarily including:

•                  Borrowings under our new July 2007 Credit Facility including $700.0 million in terms loan and $175 million in revolving loans used to:

i.                  extinguish and repay the February 2005 Credit Facility including $210.0 million in revolving loans and $293.5 million in term loans;

ii.               extinguish and repay our $200.0 million Senior Subordinated notes plus a call premium of $9.0 million; and

iii.            fund our acquisitions of the 43% minority interest in our Black Hawk, Colorado casino properties.

•                  Payments on deferred financing costs of $8.4 million primarily associated with our new credit facility.

•                  Proceeds from the exercise of stock options of $6.1 million.

During the nine months ended January 28, 2007, we used $9.9 million, net for financing activities primarily including:

• Net payments on our February 2005 Credit Facility and other debt of $2.3 million.

• Repurchased 255,721 shares of our common stock at an average price of $21.21 per share for an aggregate of $5.6 million.

• Received proceeds from the exercise of stock options of $2.7 million and tax benefits of $1.1 million related to such exercises.

• We made net repayments under the Isle-Black Hawk’s senior secured credit facility of $4.6 million.

Capital Expenditures - Historically, we have made significant investments in property and equipment. The other capital improvements at all of our properties consists of numerous capital expenditures related to the purchase of furniture and equipment and the renovation and upgrade of hotel rooms, restaurants and other areas of our properties. While we currently have no approved project capital expenditures, in the future, we expect continued significant investments in property and equipment as business dictates. We expect maintenance capital expenditures for the remainder of fiscal year 2008 to be approximately $5 million to $10 million.

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

Other –

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

Our development plans are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.  In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Availability of Cash and Debt - At January 27, 2008, we had cash and cash equivalents and marketable securities of $138.3 million.

As of January 27, 2008, we had outstanding $175 of the $475 million revolving credit and $696.5 million in term loans under the $1.35 billion credit facility. On January 28, 2008, we exercised the $175 million delayed draw term loan and borrowed $10.7 million in revolving debt under the July 2007 Credit Facility to extinguish the Black Hawk Credit Facility.  Simultaneously, we redesignated our Black Hawk subsidiaries as “restricted subsidiaries” under the July 2007 Credit Facility. After giving pro forma effect to the designation above, our net line of credit availability at January 28, 2008 increased to approximately $155 million. Our July 2007 Credit Facility can be increased by $300.0 million, subject to syndication, through exercise of “greenshoe” provisions.

We also have $0.2 million in unused credit capacity under the Blue Chip Credit Facility.  The revolving loan commitment on the July 2007 Credit Facility is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through July 2012. Our lines of credit are also at variable rates based on our lender’s prime rate and are subject to annual renewal.

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

Goodwill and Other Intangible Assets

At January 27, 2008, we had goodwill and other intangible assets with indefinite useful lives of $397.0 million, representing 18.8% of total assets.  Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and other intangible assets below their carrying value.  For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value.  The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition.  Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Property and Equipment

At January 27, 2008, we had property and equipment, net of accumulated depreciation of $1,432.9 million, representing 67.8% of total assets.  We capitalize the cost of property and equipment.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  We depreciate property and equipment on a straight-line basis over their estimated useful lives.  The estimated useful lives are based on the nature of the assets as well as our current operating strategy.  Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

Impairment of Long-lived Assets

During the first nine months of fiscal 2007, we placed in service $87.5 million in long-lived assets related to our operations in Coventry, England, $128.5 million in Waterloo, Iowa, $$40.0 million in Bettendorf, Iowa, and $95.0 million in long-lived assets as a part of our other operations.  We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values.  If these estimates or the related assumptions are not achieved or change in the future, we may be required to record an impairment loss for these assets.  In evaluating impairment of long-lived assets for newly opened operations, estimates of future cash flows and residual values may require some period of actual results to provide the basis for an opinion of future cash flows and residual values used in the determination of an impairment loss for these assets.  Such an impairment loss would be recognized as a non-cash component of operating income.

Self-Insurance Liabilities

We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers’ compensation insurance and general liability insurance.  Claims in excess of this maximum are fully insured through a stop-loss insurance policy.  We accrue a discounted estimate for workers’ compensation insurance and general liabilities based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 6% at January 27, 2008 and April 29, 2007.  We rely on independent consultants to assist in the determination of estimated accruals.  While the total cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments.

Insurance Accounting

We have insurance coverage related to damage from three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes.  The insurance claim is subject to the use of estimates and negotiations with our insurance.  The total amount of impairments, losses recognized and expenses incurred of have been recorded in our statement of operations as “Hurricane related charges, net” and have been offset by the amount we believe is probable to be collected from our insurance carriers under our policy coverages.  We have received partial proceeds from our insurance carriers related to the losses we have sustained, and through January 27, 2008 have received advances of $153.8 million.  At January 27, 2008 we have an insurance receivable of $10.2 million and additional claims pending in excess of our receivable.  When we, and our insurance carriers agree on the final amount of the insurance proceeds we are entitled to, we will also record any related gain in this account.  Our insurance policies also provide coverage for the loss of profits caused by the storms.  Any lost profit recoveries will be recognized when agreed to with our insurance carriers and will be reflected in the related properties’ revenues.

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

Stock Based Compensation

We apply the FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. Total stock option expense is included in the expense category corresponding to the employees’ regular compensation in the accompanying consolidated statements of operations. As of January 27, 2008, there was $9.8 million in unrecognized stock compensation costs that we will expense over the remaining vesting period, approximately 5.0 years with a weighted average period of 3.9 years.

The estimated rate of forfeitures for executives increased from 25.5% to 27.8% since the prior quarter ended October 28, 2007, and for optionees beneath the executive level, it increased from 42.7% to 45.7% over the same period.  The impact of these changes in forfeiture estimates decreased expense approximately $0.2 million and was recorded as a cumulative adjustment on the consolidated statement of operations in the three months ended January 27, 2008.

New Development Projects and Pre-opening costs

We pursue development opportunities for new gaming facilities in our ongoing efforts to grow and develop the Company.  Projects that have not yet been deemed as probable to reach completion because they have not yet met certain conditions, including receipt of sufficient regulatory approvals, site control or related permits and or probable financing are considered by us to be in the development stage.  In accordance with Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”), costs related to projects in the development stage, except for those costs as detailed in SOP 98-5, are recorded as an expense of new development at the corporate level and recorded on the accompanying consolidated statement of operations in the operating expense line item “Corporate & development”.  Items for which a future value is probable, regardless of the project’s outcome, may be subject to capitalization and subsequent depreciation and amortization.

Once a development project has received sufficient regulatory approval, site control and related permits and financing has been deemed probable, it is deemed to be an approved project.  For approved projects, certain eligible costs related to approved projects are capitalized, the Company follows the guidance of Statement of Financial Accounting Standards No. 67 (“SFAS 67”) “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, which are classified under the line item “Property and equipment, net” on the balance sheet.  Costs that are not capital in nature but either retain value or represent future liability, such as refundable utility deposits or a note payable, receive the appropriate balance sheet treatment.  All costs that are neither eligible for capitalization nor eligible for other balance sheet treatment, such as payroll, advertising, utilities and travel, are recorded as operating expenses when incurred.

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

We are also exposed to market risks relating to fluctuations in currency exchange rates related to our ownership interests and development activities in the United Kingdom.  As we finance a portion of our United Kingdom investments in the local currency of the United Kingdom and due to the limited scope and nature of our United Kingdom operations, our market risks are immaterial.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of certain of our disclosure controls and procedures were not effective as of January 27, 2008 because of the continued existence of the material weakness related to accounting for leases as described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended April 29, 2007 (“Management’s Report”).

To address our material weakness related to accounting for leases, in June 2007 we engaged a third party professional services firm to review all of our leases to provide concurrence that we are recording leases in accordance with generally accepted accounting principles, based on lease terms.  In addition, we implemented a revised Summary of Procedures for lease accounting on May 18, 2007.  These updated procedures state the technical guidance on accounting for leases and instituted a multi-level review control for new leases at the property level and at the corporate office.  The effectiveness of these control changes has not been fully evaluated as of January 27, 2008.

REMEDIATION OF MATERIAL WEAKNESSES

As discussed above, as of April 29, 2007, we identified a material weakness in our internal control over accounting for leases. We are currently addressing this material weakness and expect to have this material weakness remediated by April 27, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed above, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 27, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

A reference is made to the information contained in Note 14 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                     RISK FACTORS

There are no material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the fiscal year ended April 29, 2007.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information related to our purchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)

October 29, 2007 to November 25, 2007	—	$—	—	1,104,208

November 26, 2007 to December 30, 2007	—	—	—	1,104,208

December 31, 2007 to January 27, 2008	—	—	—	1,104,208

Total	—	$—	—	1,104,208

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

ISLE OF CAPRI CASINOS, INC.

Dated: March 7, 2008	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
10.1	Employment Agreement dated as of December 3, 2007 between Isle of Capri Casinos, Inc. and Dale Black (1)

10.2	Unit Purchase Agreement, dated as of November 13, 2007, by and among Nevada Gold & Casinos, Inc. Blackhawk Gold, Ltd., Casino America Of Colorado, Inc. and Isle of Capri Casinos, Inc. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

(1)	Filed as an exhibit to Isle of Capri Casino, Inc.’s Current Report on Form 8-K filed on December 12, 2007 (File No. 0-20538) and incorporated herein by reference

(2)	Filed as an exhibit to Isle of Capri Casinos, Inc.’s Current Report on Form 8-k filed on November 19, 2007 (File No. 0-20538) and incorporated herein by reference.