Form 10-K
period 2008-04-27
ISLE OF CAPRI CASINOS INC
filed 2008-07-11
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates(1) of the Company is $333,184,516, based on the last reported sale price of $20.61 per share on October 26, 2007 on the NASDAQ Stock Market; multiplied by 16,166,158 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

As of July 8, 2008, the Company had a total of 30,857,558 shares of Common Stock outstanding (which excludes 4,372,073 shares held by us in treasury).

(1)                   Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company’s common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

Part III incorporates information by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

ISLE OF CAPRI CASINOS, INC.

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled “Risk Factors” beginning on page 2 of this Report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

PART I

ITEM 1. BUSINESS

Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We currently operate 14 casinos in the United States, located in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. Internationally we operate 4 casinos in Coventry, Dudley and Wolverhampton, England and Freeport, Grand Bahamas. We also operate a harness racing track at our casino in Florida.

Our fiscal year ends each year on the last Sunday of April. During fiscal 2008, we opened casinos developed by us in Waterloo, Iowa and Coventry, England; completed the acquisition of our casino in Caruthersville, Missouri; purchased the 43% minority interest not owned by us in our Black Hawk, Colorado properties; and completed the opening of our new casino in Pompano, Florida. Also in fiscal 2008, we had significant changes to our executive management team, as James Perry joined us as Chief Executive Officer and as a director; Virginia McDowell became our President and Chief Operating Officer; and Dale Black became our Chief Financial Officer.

During fiscal 2008 we developed and announced a strategic plan designed to improve our free cash flow. This plan includes developing two distinct brands within our business, Isle and Lady Luck, and reinvesting in our core assets.

The Isle brand and will be introduced at our properties which have a regional draw and tend to be in larger markets where we have expansion potential demonstrated by either the size of the market or excess land that we control. The Isle brand will offer expanded amenities, usually offering hotel rooms, expanded food and beverage offerings and conference and convention capabilities.

The Lady Luck casinos will be focused on a local customer base, typically in smaller markets with less growth potential. The goal of the Lady Luck brand will be to offer the best entertainment option for the respective market featuring casual dining, and popular local entertainment in a comfortable setting.

The operating focus of both brands will be to deliver superior guest experience by providing customers with the most popular gaming product in a clean, safe, friendly and fun environment. We have begun implementing several operating initiatives to improve on these attributes as customer research consistently confirms that these are the primary drivers in our customers decision making process in choosing a casino to attend. To this end we have implemented a customer courtesy program whereby we will measure our progress against three primary courtesy behaviors and incentivise our employees on improvements. In addition our maintenance, capital, and operating plans have been designed to improve on areas where customers have told us we are lacking in these key areas of clean, safe, friendly and fun. Finally we have designed our incentive plans to align employee incentives with the key initiatives and shareholders’ needs.

Through the strategic planning process we identified several capital projects which we will seek to implement over the next 18 to 24 months and beyond, aimed at enhancing the experience of our customers and consistent with a brand strategy that is designed to clearly define the experience that will be delivered by each brand. This will enable us to manage the expectations of our customers, employees and the investment community, and will align our operating strategy with the needs of our customers in each market. We believe that these internal projects offer us the highest potential uses of the free cash flow that we expect to generate in the intermediate term, as we look to improve our properties and also begin to de-lever our Company.

We expect that approximately $160 million will go towards the rebuilding and refurbishment of the Biloxi property, which we plan to begin as soon as we determine the timing of the settlement of our Hurricane Katrina insurance claims, and our goal is to have the project completed roughly in line with the Margaritaville project which is being developed adjacent to our property.     We expect the insurance proceeds will provide a significant portion of the construction cost of the Biloxi project. The Biloxi project is expected to include a new single level casino, restoration of our convention space, new food venues, and renovation of the hotel rooms in the south hotel tower.

Additionally, we have earmarked approximately $16 million to $18 million to convert several of our local facilities to the Lady Luck brand. The Company plans to re-brand its properties in Davenport, Iowa, Lula, Mississippi, and Marquette, Iowa, and complete the re-branding in Caruthersville.

Lastly, we have identified approximately 1,200 hotel rooms (approximately forty percent of our room inventory) and many of the public areas in our hotels which are in need of renovation. We expect to begin the renovations once we have more clarity on the macro economic picture, our operating success and credit flexibility and better understand the estimated costs of completing the renovations.

Casino Properties

The following is an overview of our existing casino properties as of the end of fiscal year 2008:

	Date Acquired or	Slot	Table	Hotel	Parking
Property	Opened	Machines	Games	Rooms	Spaces

Louisiana
Lake Charles	July 1995	1,961	76	493	2,335
Mississippi
Lula	March 2000	1,305	15	487	1,583
Biloxi	August 1992	1,336	40	710	1,600
Natchez	March 2000	630	11	141	908
Missouri
Kansas City	June 2000	1,335	25	—	1,807
Boonville	December 2001	947	27	140	1,101
Caruthersville	June 2007	651	23	—	1,000
Iowa
Bettendorf	March 2000	1,026	36	514	2,063
Rhythm City-Davenport	October 2000	972	14	—	968
Marquette	March 2000	614	13	25	475
Waterloo	July 2007	1,101	35	195	1,127
Colorado
Black Hawk	December 1998	1,371	18	238	1,100
Colorado Central Station - Black Hawk	April 2003	644	16	164	1,200
Florida
Pompano Park	July 1995/April 2007	1,500	38	—	3,962
International Properties
Our Lucaya	December 2003	303	25	—	—
Blue Chip-Dudley (66 2/3% owned)	November 2003	20	9	—	40
Blue Chip-Wolverhampton (66 2/3% owned)	April 2004	20	11	—	25
Coventry	July 2007	20	31	—	100

Louisiana

Lake Charles

Lake Charles, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. The property consists of two dockside casinos offering 1,961 slot machines and 76 table games, a 252-room deluxe hotel, a separate 241-room hotel, a 105,000 square foot land-based pavilion and entertainment center, and 2,335 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 97-seat Farraddays’ restaurant, a 360-seat Calypso’s buffet, a 165-seat Tradewinds Marketplace, a 64-seat Lucky Wins oriental restaurant and Caribbean Cove, which features free live entertainment and can accommodate 180 customers. The pavilion also has a 14,750 square foot entertainment center comprised of an 1,100-seat special events center designed for concerts, live boxing, televised pay-per-view events, banquets and other events, meeting facilities and administrative offices.

The Lake Charles market currently consists of two dockside gaming facilities (which include our property and Pinnacle Entertainment’s one-level facility), a Native American casino and a pari-mutuel facility/racino (operated by Boyd Gaming). Pinnacle Entertainment is in the process of developing their second casino (utilizing a license acquired from Harrah’s Entertainment after Hurricane Rita) which would be adjacent to their current facility. It is expected to be in operation by early 2010. The current number of slot machines in the market exceeds 8,200 machines and table games exceed 200 tables. In calendar year 2007, the two gaming facilities (Isle and Pinnacle) and one racino (Boyd), in the aggregate, generated gaming revenues of approximately $640.6 million. Revenues for the Native American property are not published. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 5.5 million and is located approximately 140 miles west of Lake Charles. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 520,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Isle-Lake Charles.

Mississippi

Lula

Lula, which we acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,305 slot machines and 15 table games, two on-site hotels with a total of 487 rooms, a land-based pavilion and entertainment center, 1,583 parking spaces, and a new 28-space RV Park, which opened in July of 2007. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 145-seat Farraddays’ restaurant, a 300-seat Calypso’s buffet and a 44-seat Tradewinds Marketplace.

Our casino property is the only gaming facility in the Coahoma County, Mississippi market and generated gaming revenues of approximately $78.7 million in calendar year 2007. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 666,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by 9 casinos in Tunica, Mississippi. In addition, November 2007 saw the opening of a new competitor, Harlow’s Casino, 90 miles down-river from Lula in Greenville, MS. The opening of this new casino resulted in a 3% average reduction in the overall market share of Mississippi’s Northern Region, which includes Lula. The greater part of that impact was in our primary target market. Approximately 964,000 people reside within the property’s primary target market. Lula also competes with Native American casinos in Oklahoma and a racino in Memphis, Tennessee.

Biloxi

Biloxi, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities formerly known as “Casino Row” in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

On August 29, 2005 the property was significantly damaged by Hurricane Katrina. The property was closed on August 28, 2005 and remained closed to the public until December 26, 2005. The Highway 90 bridge spanning Biloxi Bay, located immediately to the east of the property, was also destroyed. The bridge was replaced with a new, larger bridge which partially opened in November 2007 and fully opened in April 2008.

In October 2005, the Mississippi legislature amended its gaming laws to allow casinos to operate land-based facilities within 800 feet of the mean high water line. Our Biloxi property is a land-based casino offering approximately 1,336 gaming positions, a 710-room hotel including 200 whirlpool suites, a 120-seat restaurant called “A Taste of Farraddays’,” a 200-seat Calypso’s buffet, a Tradewinds Express and 1,600 parking spaces. In May 2006, we completed the renovation of our existing atrium that added a new multi-story feature bar, connected the parking garage with the atrium by a covered walkway, and increased the number of parking spaces to approximately 1,600. In November 2006, we opened a 138-seat fine-dining restaurant and osteria called Bragozzo. In February 2007, we opened a full service Starbucks. In September 2007, we converted the Bragozzo restaurant to a full service Farraddays’ restaurant and converted “A Taste of Farraddays” to a banquet room called “Paradise Room” used to hold special events such as player parties.

Prior to Hurricane Katrina, the Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) was one of the largest gaming markets in the United States and consisted of 12 dockside gaming facilities which, in the aggregate, generated gaming revenues of $1.2 billion during calendar year 2004, which was the last full calendar year before the storm. Including the Isle, eleven casinos have re-entered the market since Hurricane Katrina. In calendar year 2007, the Gulf Coast market reached revenues of $1.3 billion.

Natchez

Natchez, which we acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 630 slot machines and 11 table games, a 141-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso’s buffet and 908 parking spaces.

Our property is currently the only gaming facility in the Natchez market and generated total revenues of approximately $42.2 million in calendar year 2007. We believe that the Isle-Natchez attracts customers primarily from among the 117,000 people residing within 50 miles of the Isle-Natchez.  The Grand Soleil Casino Company began site construction for its river boat casino and land-based hotel during early 2008. Construction has been halted and restarted several times due to legal and financial issues, but we expect that the facility could potentially open and impact the Natchez market by early 2009.

Missouri

Kansas City

Our Kansas City property, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 1,335 slot machines and 25 table games, a 96-seat Farraddays’ Bistro restaurant, a 260-seat Calypso’s buffet, a 45-seat Tradewinds Marketplace and 1,807 parking spaces. Plans for an $85 million expansion project at our Kansas City property were cancelled in fiscal year 2008 and as a result, $1.1 million of the project costs were written off.

The Kansas City market consists of four dockside gaming facilities and a tribal casino that, in the aggregate, generated gaming revenues of approximately $720.7 million in calendar year 2007. The other operators of the dockside gaming facilities in this market are Ameristar Casinos, Penn National Gaming (formerly Argosy Gaming) and Harrah’s Entertainment. The tribal casino, owned by the Wyandotte Tribe, opened in January 2008 with 430 class II slots and generated about $4.4 million gaming revenue during the first three months of operations. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.9 million residents.

In the spring of 2007, the Kansas legislature authorized casinos in several locations throughout the State of Kansas, including two in the Kansas City, Kansas area. This process is on-going with one of the Kansas City, Kansas area casinos proposed to be located at the Woodlands Track and the other proposed to be a resort-type destination casino.

In the fourth quarter of fiscal year 2008, the State of Missouri, began reconstruction of the Paseo Bridge and interchanges adjacent to our property.  The construction is expected to continue into fiscal 2011.  While we expect traffic access to our property to be maintained during the construction period, our customers will be subject to changes in their egress routes.

Boonville

Our Boonville property, which opened on December 6, 2001, is located off of Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 947 slot machines, 21 table games and 6 poker tables, a 140-room hotel that opened in May 2006, a 32,400 square foot pavilion and entertainment center and 1,101 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including an 83-seat Farraddays’ restaurant, a 218-seat Calypso’s buffet, a 24-seat Tradewinds Marketplace, an 800 seat event center, and a historic display area. We are the only gaming facility between Kansas City, Missouri, and St. Louis, Missouri and generated gaming revenues of approximately $83.5 million in calendar year 2007. We believe that our Boonville casino attracts customers primarily from the mid-Missouri region including the Columbia and Jefferson City areas.

Caruthersville

Our Caruthersville property was acquired on June 11, 2007 and is a riverboat casino located along the Mississippi river in Southeast Missouri.  In June 2008, the casino was re-branded as a Lady Luck casino.  The property consists of 651 slot machines, 15 table games and 8 poker games.  Caruthersville is the only casino located in Southeast Missouri.

Iowa

Bettendorf

The Bettendorf property, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area. The property consists of a dockside casino offering 1,026 slot machines and 36 table games, a 514-room hotel, including a new $45 million, 258-room tower, which opened in May 2007, approximately 20,500 square feet of convention/banquet space, a 102-seat Farraddays’ restaurant, a 272-seat Calypso’s buffet, a 26-seat Tradewinds Marketplace and 2,063 parking spaces.  We have entered into agreements with the City of Bettendorf, Iowa under which the City is constructing an events center adjacent to our new hotel.  We will lease, manage, and provide financial and operating support for the events center.

The Quad Cities metropolitan area, consisting of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois, currently has three gaming operations—our two gaming facilities in Bettendorf and in Davenport, and one smaller operator, which has recently received approval to relocate within the market and construct a substantially larger facility. The three operations in the Quad Cities generated, in the aggregate, gaming revenues of approximately $189.9 million in calendar year 2007. Our operations in the Quad Cities also compete with other gaming operations in Illinois and Iowa.

Davenport

Our Davenport property, which we acquired in October 2000, is located at the intersection of River Drive and Highway 61, a state highway serving the Quad Cities metropolitan area. The property consists of a dockside gaming facility offering 972 slot machines and 14 table games, a 228-seat Hit Parade buffet, a Grab-n-Go food outlet and 968 parking spaces.

Marquette

Our Marquette property, which we acquired in March 2000, is located in Marquette, Iowa, approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 614 slot machines and 13 table games, a land-based facility which includes a 165-seat Calypso’s buffet restaurant, a Tradewinds Marketplace, an entertainment showroom, a 25-room hotel, a marina and 475 parking spaces.

We are the only gaming facility in the Marquette, Iowa market and generated gaming revenues of approximately $36.6 million in calendar year 2007. We believe most of our Marquette customers are from northeast Iowa and Wisconsin and we compete for those customers with other gaming facilities in Iowa and Wisconsin.

Waterloo

Our Waterloo property, which opened on June 30, 2007, is located adjacent to Highway 218 and US 20 in Waterloo, Iowa. The property consists of a single level casino offering 1,101 slot machines, 29 table games and 6 poker tables. The property also offers a wide variety of non-gaming amenities, including a 105-seat Farraddays’ restaurant  a 208-seat Isle buffet, a 36-seat Tradewinds marketplace, a 12-seat Starbucks, Club Capri Lounge, Fling feature bar, 5,000 sq. ft. of meeting space, over 1,100 parking spaces and a 195-room hotel, which includes 27 suites, as well as an indoor pool and hot tub area.

We are the only gaming facility in the Waterloo, Iowa market. We compete with other casinos in eastern Iowa. We generated gaming revenues of approximately $39.0 million in calendar year 2007, which included the first six months of the property’s operations.

Colorado

Black Hawk

Our Black Hawk property, which operates as a Isle branded casino, commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,371 slot machines and 18 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 96-seat Farraddays’ restaurant, a 228-seat Calypso’s buffet and a 32-seat Tradewinds Marketplace.  In January 2008, Isle of Capri acquired the remaining minority interest in of this property from Nevada Gold & Casinos Inc., and we now own 100% of the Isle-Black Hawk.

The Colorado Central Station-Black Hawk

The Colorado Central Station-Black Hawk, which we acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle-Black Hawk. The property consists of a land-based casino with 644 slot machines, 16 table games, a 164-room hotel that opened in December 2005 and 1,200 parking spaces in our parking structure connecting Isle-Black Hawk and Colorado Central Station-Black Hawk. The property also offers guests dining in its Station Café  that was opened in early 2007 as well as a Quizno’s sandwich franchise that is located in the basement of the facility.  All three sites are connected via sky bridges. In January 2008, we acquired the minority interest in this property from Nevada Gold & Casinos Inc., and we now own 100% of the Black Hawk operations.

When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 23 gaming facilities (eight of which have more than 600 slot machines), which in aggregate, generated gaming revenues of approximately $661.2 million in calendar year 2007. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.7 million and is located approximately 40 miles east of Black Hawk. We believe that the Black Hawk and Colorado Central Station-Black Hawk attract customers primarily from Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming.

Florida

Pompano

In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is located off of Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida.

On April 14, 2007, following changes to Florida law, we opened a gaming facility including 1,500 slot machines, two restaurants and a feature bar at Pompano Park adjacent to the existing grandstand at a cost of approximately $190 million. Two additional restaurants and a new poker room with 38 tables on the second floor of the facility opened in May 2007.  The Isle-Pompano draws most of its customers from the approximately 2.6 million people residing within a 25-mile radius of the facility and competes with two other racinos and two tribal gaming facilities in the market.

Grand Bahama Island

Our Lucaya

Our Lucaya is a 19,000 square-foot casino located at the Our Lucaya Resort in Freeport, Grand Bahama and offers 303 slot machines, 25 table games and a 110-seat restaurant.

United Kingdom

Blue Chip-Dudley

Our pub-style casino in Dudley, England is one of 17 gaming facilities in the West Midlands market. Dudley is close to the Birmingham metropolitan area, which has a population of approximately 5.3 million. The casino consists of 20 slot machines, 9 table games, and 28 electronic touch bet table terminals. We own two-thirds of the Blue Chip-Dudley.

Blue Chip-Wolverhampton

Our pub-style casino in Wolverhampton, England is also in the West Midlands market. Wolverhampton is close to the Birmingham metropolitan area. The casino consists of 20 slot machines, 11 table games, and 34 electronic touch bet table terminals. We own two-thirds of the Blue Chip-Wolverhampton.

Coventry

On July 6, 2007, we opened a casino in Coventry, England under the 1968 Gambling Act. This facility has 20 slot machines, 31 table games, including poker, and 50 electronic touch bet table terminals.  The development is a full entertainment facility with two restaurants and three bars.

Marketing

Our marketing programs are designed to promote our overall business strategy of providing customers with a safe, clean, friendly and fun gaming experience at each of our properties. We have developed an extensive proprietary database of customers that allows us to create effective targeted marketing and promotional programs that are designed to reward customer loyalty, attract new customers to our properties and maintain high recognition of our brands.

In March 2008 we announced our new strategic plan, the main components of which are to focus on organic growth opportunities and to consolidate our portfolio into two brands – Isle and Lady Luck.  Our re-branding decisions will be based on a variety of factors, including the size of the facility, amenities, and the size of the primary markets served.  The Isle brand will feature regional facilities with hotel rooms and convention facilities designed for both business and leisure travelers, with upgraded amenities, all of which will complement our casino product. Based on a significant market research project conducted with our database customers, we will reintroduce Lady Luck as the brand for our smaller facilities that serve more local markets.

Specifically, as we implement our strategic plan, we expect our marketing programs and initiatives to focus on the following areas:

•      Customer Research: Overall, our operating and marketing strategies have been developed and are being implemented to meet the needs and desires of our customers in each of our locations.  In order to assess these needs and desires, we engage in significant customer research in each of our markets.  Upon receipt of these surveys, we assess the attitudes of our customers and the customers of our competitive properties towards the most important attributes of their experience in a regional and/or local gaming facility.  We use the extensive information gathered from these research initiatives to make marketing, operating and development decisions that, we believe, will optimize the position of our properties relative to our competition.

•      Branding Initiatives: As previously discussed, we have designed a strategic plan that will consolidate our property portfolio from four brands into two brands.  We believe that this approach will allow us to most effectively align and promote our properties based upon customer needs and desires, will further allow us to more efficiently market our properties on a consolidated basis, and will streamline the costs associated with marketing our portfolio.

•      Database Marketing: We are streamlining our database marketing initiatives across the Company in order to focus our marketing efforts on profitable customers who have a proven willingness to regularly visit our properties.  Specifically, our focus is on eliminating from our database customers who have historically been included in significant marketing efforts but have proven costly either as a result of excessive marketing expenditures on the part of the Company, or because these customers have become relatively dormant in terms of customer activity yet have remained active in our database.

•      Segmentation: We have compiled an extensive database of customer information over time.  Among our most important marketing initiatives, we are currently introducing database segmentation to our properties in order to adjust investment rates to a level at which we expect to meet a reasonable level of customer profitability.

•      Retail Development: We believe that we must more effectively attract new, non-database customers to our properties moving forward in order to increase profitability and free cash flow.  These customers are generally less expensive to attract and retain and, therefore, currently represent a significant opportunity for our operations.

Employees

As of April 27, 2008, we employed approximately 8,559 people. None of our employees are subject to a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Governmental Regulations

The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability and character of the owners, managers and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to the Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

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

The gaming industry is intensely competitive, and we face a high degree of competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American-owned lands and at racing and pari-mutuel operations and video lottery and video poker machines not located in casinos. Several of our competitors have substantially better name recognition, marketing and financial resources than we do; competitors with more financial resources may therefore be able to improve the quality of, or expand, their gaming facilities in a way that we may be unable to match. Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing gaming, Other jurisdictions, including states in close proximity to jurisdictions where we currently have operations, have considered and may consider legalizing casino gaming and other forms of competition. In addition, there is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new licenses could be awarded to gaming facilities in these markets, which could allow new gaming operators to enter our markets and have an adverse effect on our operating results.  Expansion of existing gaming facilities and the development of new gaming facilities in our current markets will increase competition for our existing and future operations. In addition, many Native American tribes conduct casino gaming on Native American-owned lands throughout the United States.  These facilities have the advantages of being land-based and exempt from certain state and federal taxes and operational restrictions.  Some Native American tribes are either in the process of establishing or expanding, or are considering the establishment or expansion of, gaming in Oklahoma, Texas, Louisiana, Florida, Alabama, Kansas, Colorado, Mississippi, Wisconsin and Iowa. The establishment or expansion of new gaming facilities and casinos on Native American-owned lands will increase competition for our existing and future gaming facilities in proximity to Native American-owned lands.

We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues.   In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers.

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

As owners and operators of gaming and pari-mutuel wagering facilities, we are subject to extensive state and local regulation.  State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. The regulatory authorities in the jurisdictions in which we operate have very broad discretion with regard to their regulation of gaming operators, and may for a broad variety of reasons and in accordance with applicable laws, rules and regulations, limit, condition, suspend, fail to renew or revoke a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries, or prevent other persons from owning an interest in us or doing business with us.  We may also be deemed responsible for the acts and conduct of our employees. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved, and some regulatory authorities have the ability to require us to suspend our operations. The suspension or revocation of any of our licenses or our operations or the levy on us or our subsidiaries of a substantial fine would have a material adverse effect on our business.

To date, we have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facilities.  We cannot assure you that we will be able to retain these licenses, registrations, permits and approvals or that we will be able to obtain any new ones in order to expand our business, or that our attempts to do so will be timely. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses and have the suitability of certain of our directors, officers and employees approved.  We cannot assure you that we will be able to obtain such renewals or approvals.

In addition, regulatory authorities in certain jurisdictions must approve, in advance, any restrictions on transfers of, agreements not to encumber or pledges of equity securities issued by a corporation that is registered as an intermediary company with such state, or that holds a gaming license. If these restrictions are not approved in advance, they will be invalid.

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. In addition, from time to time, certain anti-gaming groups have challenged constitutional amendments or legislation that would limit our ability to continue to operate in those jurisdictions in which these constitutional amendments or legislation have been adopted. For example, the Florida District Court of Appeals First District reversed the lower court’s decision granting summary judgment in favor of Floridians for a Level Playing Field (FLPF), of which we are a member. The Court ruled that a trial is necessary to determine whether FLPF failed to obtain the required number of signatures to place the constitutional amendment authorizing slot machines on the ballot approved by the voters. We believe that at trial FLPF would prevail on the merits. However, if FLPF is ultimately unsuccessful in the litigation, the statewide vote amending the Florida constitution to permit slot machines at pari-mutuels could be invalidated and our right to operate slot machines at Pompano Park would be eliminated, which would have an adverse effect on us. We cannot assure you as to the outcome of this litigation.

We are subject to the possibility of an increase in gaming taxes and fees, which would increase our costs.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities.  We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming.  As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations.  From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry.  In addition, we believe that worsening economic conditions that result in state and local governments having budget shortfalls (as is currently the case in many of the jurisdictions in which we operate)  could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  Some of the states in which we own or operate casinos continue to experience budget shortfalls and, as a result, may increase gaming taxes to raise more revenue.  We cannot determine with certainty the likelihood of changes in tax laws or in the administration of such laws.  Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

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

We are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity.  Our casino barges and other facilities must also meet local fire safety standards.  We would incur additional costs if any of our gaming facilities were not in compliance with one or more of these regulations.

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

Our business may be adversely affected by legislation prohibiting tobacco smoking.

Legislation in various forms to ban indoor tobacco smoking has recently been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. On January 1, 2008, a statewide smoking ban that includes casino floors went into effect in Colorado. This smoking ban in Colorado has had some negative impact on business volume at our Black Hawk properties, the long-term impact of which we cannot yet predict. If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially and adversely affected.

Our substantial indebtedness could adversely affect our financial health and restrict our operations.

We have a significant amount of indebtedness. As of April 27, 2008, we had approximately $1.5 billion of total debt outstanding.

Our significant indebtedness could have important consequences to our financial health, such as:

• limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, general corporate or other obligations;

• limiting our ability to use operating cash flow to fund working capital, capital expenditures, expansion and other important areas of our business because we must dedicate a significant portion of our cash flow to make principal and interest payments on our indebtedness;

• increasing our interest expense if there is a rise in interest rates, because a portion of our borrowings under our senior secured credit facility are subject to interest rate periods with short-term durations that require ongoing refunding at the then current rates of interest;

• causing an event of default if we fail to satisfy the financial and restrictive covenants contained in the indenture and agreements governing our 7% senior subordinated notes due 2014, our senior secured credit facility and our other indebtedness, which could result in all of our debt becoming immediately due and payable, could permit our secured lenders to foreclose on the assets securing our secured debt and have other adverse consequences, any of which, if not cured or waived, could have a material adverse effect on us;

• placing us at a competitive disadvantage to our competitors who are not as highly leveraged; and

• increasing our vulnerability to and limiting our ability to react to changing market conditions, changes in our industry and economic downturns or downturns in our business.

Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations.  In addition, although based on our current level of operations, we believe that our operating cash flow, available cash and available borrowings under our senior secured credit facility will be sufficient to meet our anticipated future liquidity needs, we cannot assure you that our business will continue to generate sufficient cash flow, or that future available draws under our senior secured credit facility will be sufficient, to enable us to meet our liquidity needs, including to service our indebtedness.

Despite our significant indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indenture and agreements governing the senior subordinated 7% notes, our senior secured credit facility and our other indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future.

As of April 27, 2008, we had the capacity to incur additional indebtedness, including the ability to incur additional indebtedness under all of our lines of credit, of approximately $170.0 million. Refer to Footnote 7, Long-Term Debt, for additional discussion on our Senior Secured Credit Facility. Approximately $18.6 million of these lines of credit were used to support letters of credit. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility and the indenture governing our senior subordinated 7% notes.  The indenture governing our senior subordinated 7% notes and our senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt.  If new debt is added to our current level of indebtedness, the related risks that we now face could intensify.

Restrictive covenants in the agreements governing our indebtedness may prevent us from pursuing business strategies that could otherwise improve our results of operations.

We have made and will need to make significant capital expenditures at our existing facilities to remain competitive with current and future competitors in our markets.  Our senior secured credit facility and the indenture governing our senior subordinated 7% notes contain operating and financial restrictions that may limit our ability to obtain the financing to make these capital expenditures.

Our agreements governing our indebtedness, among other things, require us to maintain certain specified financial ratios and to meet certain financial tests.  Our debt agreements also limit our ability to:

• borrow money;

• make capital expenditures;

• use assets as security in other transactions;

• make restricted payments or restricted investments;

• incur contingent obligations; and

• sell assets and enter into leases and transactions with affiliates.

We may experience construction delays during our expansion or development projects which could adversely affect our operations.

We currently expect to begin a construction project at our Biloxi property and plan to commence additional construction projects at several of our properties. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects. The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors.

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

Many of these factors are beyond our control. There have recently been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital.  Many analysts are predicting that these disruptions may continue for the foreseeable future.  Accordingly, it is likely that we are dependent on free cash flow from operations and remaining borrowing capacity under our senior secured credit facility to implement our near-term expansion plans and fund our planned capital expenditures.  As a result of these and other considerations, we cannot be sure that we will be able to recover our investments in any new gaming development opportunities or acquired facilities, or successfully expand to additional locations.

If our key personnel leave us, our business could be adversely affected.

We have recently had many changes in our senior executive management team, and have embarked on the execution of a strategic plan developed by, and to be led by, that team.  Our continued success will depend, among other things, on the efforts and skills of a few key executive officers and the experience of our property managers, which have also recently experienced significant turnover.  Our success also depends on our ability to attract and retain additional highly qualified personnel with gaming industry experience and qualifications to obtain the requisite licenses.  We do not maintain “key man” life insurance for any of our employees. There is no assurance that we would be able to attract and hire suitable replacements for any of our key employees. We need qualified executives, managers and skilled employees with gaming industry experience to continue to successfully operate our business.  We believe a shortage of skilled labor in the gaming industry may make it increasingly difficult and expensive to attract and retain qualified employees.  We expect that increased competition in the gaming industry will intensify this problem.

Members of the Goldstein family control a large percentage of our common stock and their decisions may differ from those that may be made by other shareholders.

Bernard Goldstein, our current Chairman and former Chief Executive Officer, his sons, including Robert Goldstein, our Vice Chairman and Jeffrey Goldstein, one of our directors; and various family trusts associated with members of the Goldstein Family, collectively own and control approximately 51% of our common stock, as of July 8, 2008.  Although the members of the Goldstein family are free to vote their shares differently than one another, the Goldstein family will be able to exert a significant amount of control over the election of our board of directors and the vote on substantially all other matters, including significant corporate transactions, such as the approval of a merger or other transactions involving a sale of us.  The interests of the Goldstein family may differ from those of our other shareholders.

We have a history of fluctuations in our operating income (losses), and we may incur additional operating losses in the future.  Our operating results could fluctuate significantly on a periodic basis.

We sustained a net loss of $96.9 million and operating loss of $36.1 million in fiscal year 2008 and a net loss of $4.6 million in fiscal year 2007. Companies with fluctuations in income (loss) from operations often find it more challenging to raise capital to finance improvements in their businesses and to undertake other activities that return value to their shareholders. In addition, companies with operating results that fluctuate significantly on a quarterly or annual basis experience increased volatility in their stock prices in addition to difficulties in raising capital.  We cannot assure you that we will not have fluctuations in our income (losses) from operations in the future, and should that occur, that we would not suffer adverse consequences to our business as a result, which could decrease the value of our common stock.

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

Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations. For example, as a result of Hurricanes Katrina and Rita, we closed our Biloxi facility from August 28, 2005 to December 26, 2005 and our Lake Charles facility from September 22, 2005 to October 8, 2005.  Flooding on the waterways where our dockside and riverboat casinos operate also may require us to close our facilities from time to time, with a resulting adverse affect on our business.  During the Spring of 2008, we were forced to close our Natchez and Davenport properties, for several days each, due to flooding. While our business interruption insurance provided sufficient coverage for those losses, we cannot be sure that the proceeds from any future claim will be sufficient to compensate us if one or more of our casinos experience a closure.

In fiscal 2007 and 2008, in part as a result of hurricane claims in the Gulf Coast region over the past several years, we have experienced a significant increase in property and business interruption premiums.

Access to a number of our facilities may also be affected by road conditions, such as construction and traffic. In addition, severe weather such as high winds and blizzards occasionally limits access to our facilities in Colorado.

Energy and fuel price increases, such as the recent dramatic increases in gasoline prices, may adversely affect our costs of operations and our revenues.

Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of electricity in the United States would negatively affect our results of operations.  In addition, energy and fuel price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers, and lead our customers and potential customers to decide not to travel, both of which could result in a corresponding decrease in visitation to our properties, which would negatively impact our revenues.  The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, which recently have been very significant, but this impact could be material.

A downturn in general economic conditions may adversely affect our results of operations.

Our business operations are subject to changes in international, national and local economic conditions, including changes in the economy as well as the economic impact related to future security alerts in connection with threatened or actual terrorist attacks and related to the war in Iraq, which may affect our customers’ willingness to travel and visit our properties. Recent unprecedented increases in the price of gasoline may also affect our customers’ willingness to travel.  A recession or downturn in the general economy, or in a region constituting a significant source of customers for our properties, could result in fewer customers visiting our properties, which would adversely affect our results of operations.

The market price of our common stock may fluctuate significantly.

The market price of our common stock has historically been volatile and may continue to fluctuate substantially due to a number of factors, including actual or anticipated changes in our results of operations, the announcement of significant transactions or other agreements by our competitors, conditions or trends in the our industry or other entertainment industries with which we compete, general economic conditions including those affecting our customers’ discretionary spending, changes in the cost of air travel or the cost of gasoline, changes in the gaming markets in which we operate and changes in the trading value of our common stock.  The stock market in general, as well as stocks in the gaming sector have been subject to significant volatility and extreme price fluctuations that have sometimes been unrelated or disproportionate to individual companies’ operating performances.   Broad market or industry factors may harm the market price of our common stock, regardless of our operating performance.

We have international operations that are subject to different risks than our domestic operations.

In the UK and the Bahamas, we are subject to certain additional risks, including difficulty in staffing and managing foreign subsidiary operations, foreign currency fluctuations, dependence on foreign economies, political issues, adverse tax consequences and uncertainty in regulatory reform in the UK. In addition, in the Bahamas current gaming regulation preclude residents from participating in gaming activities. Therefore, disruptions in tourism traffic due to issues such as increased costs and/or reduced availability of airline and other means of transportation and hotel accommodations can have an adverse impact in our gaming operations.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence regarding our financial reports or may have a material adverse effect on our business.

We are required to comply with the reporting requirements of Section 404 of the Sarbanes-Oxley Act.  In doing so, we may identify significant deficiencies or errors that are not currently known to us.  As a public company, we are required to report, among other things, control deficiencies that constitute a “ material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting.

In fiscal 2007, we identified several material weaknesses in our internal control over financial reporting and have restated our financial results for the years ended through April 30, 2006 and the related quarterly results therein, and the first three fiscal quarters ended January 28, 2007. We believe that we have remediated our material weaknesses. We cannot be assured that additional material weaknesses, significant deficiencies and control deficiencies in our internal control over financial reporting will not be identified in the future.

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

* * * * * * *

In addition to the foregoing, you should consider each of the factors set forth in this Annual Report in evaluating our business and our prospects. The factors described in our Part 1 Item 1A are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.   This report is qualified in its entirety by these risk factors.  If any of the foregoing risks actually occur, our business, financial condition and results of operation could be materially harmed.  In that case, the trading price of our securities, including our common stock, could decline significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Lake Charles

We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This lease automatically renewed in March 2005 for five years and we have the option to renew it for fifteen (15) additional terms of five years each, subject to increases based on the Consumer Price Index

(“CPI”) with a minimum of 10% and construction of hotel facilities on the property. We own two hotels in Lake Charles with a total of 493 rooms. Annual rent payments under the Lake Charles lease are approximately $2.1 million.

Lula

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

Biloxi

We lease our Biloxi berth from the Biloxi Port Commission at an annual rent of the greater of $510,000 or 1% of the gross gaming revenue net of state and local gaming taxes. The lease terminates on July 1, 2009 and we have the option to renew it for seven additional terms of five years each subject to increases based on the CPI, limited to 6% for each renewal period.

We lease the real estate upon which some of our land-based facilities, including the casino, are located from the City of Biloxi and the Mississippi Secretary of State at current annual rent of $561,800 per year, plus 3% of our Biloxi property’s gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2009, but it is renewable at our option for five additional terms of five years each and a sixth option renewal term, concluding on January 31, 2034, subject to rent increases based on the CPI, limited to 6% for each renewal period.

In April 1994, in connection with the construction of a hotel, we entered into a lease for additional land adjoining our Biloxi property. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of 25 years, with options to renew for six additional terms of ten years each and a final option period concluding December 31, 2085. Current annual rent is $605,000 plus 4% of gross non-gaming revenues, as defined in the lease, and renewals are subject to rent increases based on the CPI. The annual rent is adjusted after each five-year period based on increases in the CPI, limited to a 10% increase in any five-year period.

In August 2002, we entered into a lease for two additional parcels of land adjoining our property and the hotel. On the parcel adjoining the Biloxi property, we constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. We have constructed a 400-room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, we may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease was $4.0 million for lease year ending July 31, 2007, and estimated to be $3.5 million for the lease year ending July 31, 2008. Such minimum rent is to increase thereafter over time in accordance with a formula based on anticipated timing for completion of the hotel on top of the parking garage (or August 31, 2008, whichever occurs first), up to a minimum rent of $3.7 million.  The minimum rent for the lease year beginning August 1, 2008 will be $3.7 million in accordance with the terms of the lease agreement. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

In connection with and pursuant to a settlement between the City of Biloxi and the State of Mississippi concerning the control and management of the area where we are located, we also have agreed to pay the City of Biloxi’s lease obligations to the State of Mississippi for an agreed upon period of time. This amount is $500,000 per year, payable on June 30, subject to increases based on the CPI and decreases if there are other tenants of the subject property. This obligation ends after June 2018 but may be renewed for thirty years.

We have also entered into a joint venture arrangement to sublease a surface parking lot next to our Biloxi property. Our portion of the annual rent under this lease is approximately $222,000. The current term is for five years expiring December 31, 2010, with a renewal option for an additional five-year term (under which our annual rent would increase based on the CPI), extending the lease through December 31, 2015, if exercised.

Natchez

Through numerous lease agreements, we lease approximately 24 acres of land in Natchez, Mississippi that are used in connection with the operations of our Natchez property. Unless terminated by us at an earlier date, the leases have varying expiration dates through 2037. Annual rent under the leases total approximately $1.1 million. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We own approximately 6 additional acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

Kansas City

We lease approximately 28 acres from the Kansas City Port Authority in connection with the operation of our Kansas City property. The term of the original lease was ten years and expired in October 2006 and was renewed for an additional five years. The lease includes seven additional five-year renewal options. The minimum lease payments are indexed to correspond to any rise or fall in the CPI, initially after the ten-year term of the lease or August 21, 2007 and thereafter, at each five year renewal date. Rent under the lease currently is the greater of $2.6 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

Boonville

We lease our 27 acre casino site in Boonville pursuant to a lease agreement with the City of Boonville. Under the terms of agreement, we lease the site for a period of ninety-nine years. In lieu of rent, we are assessed additional amounts by the City of Boonville based on a 3.5% tax on gaming revenue, up to $1.0 million, which we recognize as additional gaming taxes. We lease approximately 27 acres from the City of Boonville.

Caruthersville

We own approximately 37 acres, including our riverboat casino and 1,000 parking spaces in Caruthersville, Missouri.

Bettendorf

We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of our Bettendorf property. We also lease approximately eight acres of land on a month-to-month basis from an entity owned by family members of our chairman, Bernard Goldstein, including Robert S. Goldstein, our vice chairman and director and Jeffrey D. Goldstein, a director of our company, which we utilize for parking and warehouse space. The initial term of the lease expires sixty days after written notice is given to either party and rent under the lease is currently $23,360 per month.

Davenport

Pursuant to various lease agreements, we lease approximately twelve acres of land in Davenport, Iowa used in connection with the operations of Rhythm City-Davenport. The aggregate annual rent on these leases is approximately $300,000 and they have varying expiration dates through 2022.

Marquette

We lease the dock site in Marquette, Iowa that is used in connection with our Marquette operations. The lease expires in 2019, and annual rent under the lease is approximately $180,000, plus $1.00 per passenger, plus 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million. We also rent approximately two acres of land used for the employee parking lot that is a month-to-month rental of $417 and an easement related to an overhead pedestrian bridge and driveway that is an annual payment of approximately $6,300. We also own approximately 25 acres of land for the pavilion, hotel, satellite offices, warehouse, lots by the marina and other property.

Waterloo

The casino occupies approximately 30 acres of land, which we own. We also entered into a one-year lease agreement for 17,517 sq. ft. of warehouse space. Rent under this lease is currently $4,306 per month.

Black Hawk

We own approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with our Black Hawk operations. The property leases an additional parcel of land adjoining the Isle of Capri Black Hawk where the Colorado Central Station Hotel and parking are located. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is currently $1.8 million indexed to correspond to any rise or fall in the CPI at one-year intervals, not to exceed a 3% increase or decrease from the previous year’s rate.

The Colorado Central Station-Black Hawk

We own or lease approximately 7.1 acres of land in Black Hawk, Colorado for use in connection with the Colorado Central Station-Black Hawk. The property leases an additional parcel of land near the Colorado Central Station-Black Hawk for parking described above. This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding August 2094. Currently the annual rent is $576,000 and renewals are subject to 20% rent increases over the rate of the previous term.

Pompano

We own approximately 223 acres at Pompano.

Our Lucaya

We lease the casino at Our-Lucaya under the terms of a two-year lease which commenced June 1, 2007. However, beginning in October 2007 the lease may be terminated by either party with six months notice. Annual rental payments under the lease are currently $1.9 million.

Blue Chip-Dudley

Through our two-thirds ownership interest in Blue Chip, plc, we own the approximately 12,000 square-foot building used for the Blue Chip-Dudley casino operation. We also own an 8,000 square-foot parking area for the casino.

Blue Chip-Wolverhampton

Through our two-thirds ownership interest in Blue Chip, plc, we own the approximately 12,000 square-foot building used for the Blue Chip-Wolverhampton casino operation. We also own a 2,000 square foot parking area for the casino.

Coventry

We entered into a 15 year lease agreement with renewal options for an additional 10 years during fiscal 2004 to lease approximately 116,000 square feet for a new casino in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, owned and operated by a non-affiliated entity and began operations in August 2005. Due to certain structural elements installed during the construction of the space being leased and certain prepaid lease payments made by us, we are required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction,” even though we do not own these assets and do not participate in or control the operations of the convention center.

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

ITEM 3. LEGAL PROCEEDINGS

Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance.  The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. Through April 27, 2008, we have accrued an estimated liability including interest of $8.9 million. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have a jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which court in May 2008 rendered judgment in our favor on procedural grounds and not on the merits. We expect the Greek government to appeal this decision to the Administrative Supreme Court.  Therefore, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

i.                          Market Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “ISLE”. The following table presents the high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated.

	High	Low
First Quarter (through July 8, 2008)	$7.45	$4.20

Fiscal Year Ending April 27, 2008
Fourth Quarter	$11.57	$6.62
Third Quarter	20.62	10.00
Second Quarter	21.44	18.17
First Quarter	25.56	21.51

Fiscal Year Ending April 29, 2007
Fourth Quarter	$29.07	$24.70
Third Quarter	31.30	24.44
Second Quarter	25.25	19.30
First Quarter	33.01	23.32

ii.                       Holders of Common Stock. As of July 8, 2008, there were approximately 1,421 holders of record of our common stock.

iii.                    Dividends. We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of our company. In addition, our senior secured credit facility and the indentures governing our 7% senior subordinated notes limit our ability to pay dividends. See “Item 8-Financial Statements and Supplementary Data-Isle of Capri Casinos, Inc.-Notes to Consolidated Financial Statements—Note 7.” Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations will generate the funds needed to declare a cash dividend or that we will have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See “Item 1-Business-Governmental Regulations.”

iv.                   Equity Compensation Plans. The following table provides information about securities authorized for issuance under our 1993 and 2000 Employee Stock Option Plans, and our Deferred Bonus Plan, for the fiscal year 2008.

	(a)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,832,346	$18.15	350,043
Equity compensation plans not approved by security holders	—	—	—
Total	3,832,346	$18.15	350,043

(b)                  Issuance of Unregistered Securities

None.

(c)                   Purchases of our Common Stock

The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)

January 28, 2008 to February 24, 2008	—	$—	—	1,104,208
February 25, 2008 to March 30, 2008	—	—	—	1,104,208
March 31, 2008 to April 27, 2008	—	—	—	1,104,208
Total	—		—	1,104,208

 (1)          We have purchased our common stock under stock repurchase programs. These programs, allow for the repurchase of up to 6,000,000 shares. To date, we have purchased 4,895,792 shares of our common stock under these programs. These programs have no approved dollar amounts, nor expiration dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Isle of Capri Casinos, Inc., The NASDAQ Composite Index

And The Dow Jones US Gambling Index

* $100 invested on 4/27/03 In stock or 4/30/03 In Index-Including reinvestment of dividends. Indexes calculated on month-end basis.

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

	Fiscal Year Ended (1)
	April 27,	April 29,	April 30,	April 24,	April 25,
Statement of Operations	2008	2007	2006	2005	2004
	(dollars in millions, except per share data)
Revenues:
Casino	$1,121.9	$1,015.6	$1,004.1	$957.6	$948.9
Rooms	49.5	49.6	37.0	33.1	33.4
Pari-mutuel commissions and fees	19.1	20.0	20.5	20.1	20.3
Food, beverage and other	136.5	130.6	125.9	124.9	120.3
Gross revenues	1,327.0	1,215.9	1,187.5	1,135.6	1,122.9
Less promotional allowances	(201.6)	(214.5)	(200.2)	(188.3)	(183.4)
Net revenues	1,125.4	1,001.4	987.3	947.3	939.5
Operating expenses:
Casino	163.3	159.5	151.9	157.3	150.8
Gaming taxes	288.4	210.4	219.4	215.1	207.8
Rooms	12.0	9.8	8.5	7.5	7.5
Pari-mutuel	16.8	15.3	16.1	15.5	15.4
Food, beverage and other	45.5	32.3	31.5	29.9	26.5
Marine and facilities	68.0	60.2	57.0	56.3	53.5
Marketing and administrative	290.6	269.3	246.3	236.9	232.6
Corporate and development	49.0	57.2	57.8	41.0	32.9
Valuation and other charges	85.2	8.5	13.4	4.1	—
Preopening	6.5	13.6	0.3	0.2	2.3
Depreciation and amortization	136.1	99.5	88.8	80.5	76.9
Total operating expenses	1,161.4	935.6	891.0	844.3	806.2
Operating income (loss)	(36.0)	65.8	96.3	103.0	133.3
Interest expense	(109.3)	(89.2)	(76.3)	(65.0)	(69.8)
Interest income	3.8	7.5	2.7	1.6	0.5
Loss on early extinguishment of debt	(15.3)	—	(2.1)	(5.3)	(14.1)
Income (loss) from continuing operations before income taxes and minority interest	(156.8)	(15.9)	20.7	34.3	49.8
Income tax benefit (provision)	64.8	(1.9)	(5.6)	(11.3)	(12.4)
Minority interest	(4.9)	(3.6)	(6.5)	(5.4)	(10.0)
Income (loss) from continuing operations	(96.9)	(21.3)	8.6	17.6	27.4
Income from discontinued operations, net of income taxes	—	16.7	10.2	2.2	0.2
Net income (loss)	$(96.9)	$(4.6)	$18.9	$19.7	$27.7

	Fiscal Year Ended (1)
	April 27,	April 29,	April 30,	April 24,	April 25,
Statement of Operations Data (continued):	2008	2007	2006	2005	2004
	(dollars in millions, except per share data)
Income (loss) per common share:
Basic
Income (loss) from continuing operations	$(3.16)	$(0.70)	$0.29	$0.59	$0.93
Income from discontinued operations	—	0.55	0.34	0.07	0.01
Net Income (loss)	$(3.16)	$(0.15)	$0.63	$0.66	$0.94

Diluted
Income (loss) from continuing operations	$(3.16)	$(0.70)	$0.28	$0.57	$0.90
Income from discontinued operations	—	0.55	0.32	0.07	0.01
Net Income (loss)	$(3.16)	$(0.15)	$0.60	$0.64	$0.91

Other Data:
Net cash provided by (used in):
Operating activities	$133.4	$70.9	$86.7	$169.6	$174.0
Investing activities	$(302.4)	$(197.3)	$(176.4)	$(213.8)	$(159.9)
Financing activities	$72.5	$193.5	$64.9	$55.4	$25.8
Capital expenditures*	$190.5	$451.4	$224.4	$187.9	$151.6

Operating Data:
Number of slot machines (2)	15,756	14,484	12,875	12,672	12,702
Number of table games (2)	463	370	483	485	398
Number of hotel rooms (2)	3,107	2,672	2,652	2,129	2,082
Average daily occupancy rate (2)	71.2%	79.2%	81.7%	84.8%	83.7%

Balance Sheet Data:
Cash and cash equivalents	$91.8	$188.1	$121.0	$146.5	$134.6
Total assets	$1,974.2	$2,075.7	$1,877.7	$1,735.5	$1,547.6
Long-term debt, including current portion	$1,507.3	$1,418.0	$1,219.1	$1,153.8	$1,086.5
Stockholders’ equity	$188.0	$281.8	$280.2	$260.1	$238.3

*  Excludes: destroyed Biloxi casino barge of $7.4 million in fiscal 2005 and $36.8 million in fiscal 2006, and Biloxi temporary casino of $37.9 million in fiscal 2006 and discontinued operations of Vicksburg and Bossier City

(1)   Our fiscal year ended April 30, 2006 includes 53 weeks while all other fiscal years include 52 weeks. The operating results and data from continuing operations presented for fiscal years prior to fiscal year 2005 are not comparable to other fiscal years presented because they do not include the operating results of the Isle-Our Lucaya, which we opened on December 15, 2003, the Blue Chip-Dudley, which we acquired on November 28, 2003, the Blue Chip-Wolverhampton, which we opened on April 22, 2004, and the Blue Chip-Walsall, which we opened on September 23, 2004. The results of fiscal years 2004-2007 reflect Bossier City, Vicksburg and Colorado Grande-Cripple Creek as discontinued operations.  We opened new casino operations in Pompano, Waterloo, and Coventry in April 2007, June 2007, and July 2007, respectively.  We acquired our casino operations in Caruthersville in June 2007.

(2)   The results of fiscal years 2004-2007 reflect Bossier City, Vicksburg and Colorado Grande-Cripple Creek as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operating results have been affected by write-offs and other valuation charges, the acquisition or opening of new properties, dispositions of properties, losses from the early extinguishment of debt, pre-opening expenses and increases in competition.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and giving consideration to the following:

Write-offs and Other Valuation Charges – As a result of continuing losses, a review of expected future operating trends and the current fair values or our long-lived assets in England, we recorded an impairment charge of $78.7 million related to long-lived assets of our UK operations as of our 2008 fiscal year end. The results from operations for the fiscal year 2008 also include $6.5 million of charges related to the termination of our plans to develop a new casino in west Harrison County, Mississippi and the cancellation of construction projects in Davenport, Iowa and Kansas City, Missouri.

Opening of New Properties - During fiscal year 2008, our operating results were impacted by the opening of the slot gaming facility at our Pompano Park facility in April 2007, the acquisition of our Caruthersville, Missouri casino in June 2007 and the opening of our Waterloo, Iowa and Coventry, England casinos in June 2007 and July 2007, respectively.

Acquisition of Minority Interest – On January 27, 2008, we acquired the 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million.

Losses from Early Extinguishment of Debt – We recorded a total of $15.3 million in losses associated with the early extinguishment of debt during fiscal year 2008, including a $9.0 million call premium paid to retire our 9% Senior Subordinated Notes, and $6.3 million of deferred finance costs associated with the retired debt instruments.

Pre-Opening Expenses - In fiscal year 2008, we opened our new Waterloo and Coventry properties. In late fiscal year 2007 we opened the slot gaming facility at our Pompano Park property.  For fiscal years 2008 and 2007, we recorded pre-opening expenses related to these properties in the amounts of $6.5 million and $13.6 million, respectively.

Increased Competition - Following the impact of Hurricane Katrina in the fall of 2005, our Mississippi properties in Biloxi and Natchez experienced strong revenue growth as a result of limited competition on the Gulf Coast. Since that time, the Gulf Coast has seen recovery in casino development which, combined with the closure of the Biloxi/Ocean Springs bridge through November 1, 2007, has significantly reduced our market share in Biloxi from their artificially high post-Katrina levels. Patron counts have decreased at our Natchez property as gaming patrons who were displaced by hurricanes have returned to the Gulf Coast.  In Louisiana, our Lake Charles property experienced higher gaming revenues in fiscal year 2007 due to the closure of competitors’ facilities as a result of Hurricane Rita.  Competition has reopened which has resulted in decreased gaming revenues at our Lake Charles property in fiscal year 2008.  Our Quad Cities (Bettendorf and Davenport) and Marquette properties have experienced increased competition in many of their feeder markets, which has continued to have a negative impact on gaming revenues at these properties.

Natchez Flooding – Our Natchez property was closed due to flooding for the last fourteen days of fiscal year 2008.

Impact of Smoking Restrictions – Our properties in Black Hawk have been negatively impacted by a smoking ban which went into effect on January 1, 2008.  Our Quad Cities properties have benefited from a similar smoking ban affecting competing casinos in Illinois.

Impact of the Economy – Our properties are subject to the impact of general economic conditions. Increases in gasoline prices  and other macro economic factors may impact the frequency of our customers’ visits and a decline in economic conditions in many of our markets may also affect our potential customers’ disposable income.

Results of Operations

Our results of operations for the fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006 reflect the consolidated operations of all of our subsidiaries and include the following properties: Lake Charles, Biloxi, Lula, Natchez, Kansas City, Boonville, Caruthersville, Bettendorf, Marquette, Waterloo, Davenport, Black Hawk, Colorado Central Station-Black Hawk, Our Lucaya, Blue Chip-Dudley, Blue Chip-Wolverhampton, Coventry, and Pompano Park. Fiscal years 2007 and 2006 results have been reclassified to reflect Vicksburg and the Bossier City which were sold on July 31, 2006, as discontinued operations.

Our fiscal year ends on the last Sunday in April. This fiscal year convention creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. The fiscal years ended April 27, 2008 and April 29, 2007 were 52-week years.   The fiscal year ended April 30, 2006 was a 53-week year.

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

ISLE OF CAPRI CASINOS, INC.

(In thousands)

	Net Revenues			Operating Income (Loss)
	Fiscal Year Ended			Fiscal Year Ended
	April 27,	April 29,	April 30,	April 27,	April 29,	April 30,
(in thousands)	2008	2007	2006	2008	2007	2006
Mississippi
Biloxi	$90,586	$147,825	$100,790	$(3,538)	$26,948	$28,143
Natchez	35,707	40,864	46,135	7,412	9,391	12,230
Lula	75,399	83,068	85,731	11,034	4,231	12,089
Mississippi Total	201,692	271,757	232,656	14,908	40,570	52,462
Louisiana
Lakes Charles	159,470	170,751	161,912	22,380	22,079	19,952
Missouri
Kansas City	75,630	82,269	88,009	6,985	7,258	10,282
Boonville	79,816	81,156	74,519	19,485	17,884	17,060
Caruthersville (1)	26,857	—	—	2,574	—	—
Missouri Total	182,303	163,425	162,528	29,044	25,142	27,342
Iowa
Bettendorf	92,429	87,699	97,154	18,967	17,120	23,320
Davenport	52,681	60,483	69,007	8,650	8,094	10,435
Marquette	32,968	37,593	42,536	4,380	4,802	7,424
Waterloo (2)	64,650	—	—	2,314	(925)	(329)
Iowa Total	242,728	185,775	208,697	34,311	29,091	40,850
Colorado
Black Hawk/Colorado
Central Station	144,521	153,718	163,412	30,811	27,894	36,132
Florida
Pompano (2)	160,831	30,059	24,721	(7,749)	(20,308)	(2,550)
International
Blue Chip	9,435	8,898	8,221	(1,563)	(2,282)	(10,974)
Coventry (2)	8,227	—	—	(98,485)	(4,135)	(1,324)
Our Lucaya	15,548	16,777	25,349	(835)	7,192	(2,201)
International Total	33,210	25,675	33,570	(100,883)	775	(14,499)
Corporate and Other	597	234	(137)	(58,902)	(59,417)	(63,217)
	$1,125,352	$1,001,394	$987,359	$(36,080)	$65,826	$96,472

(1) Reflects results since the June 2007 acquisition effective date.

(2) Waterloo, Pompano, and Coventry opened for operations in June 2007, April 2007 and July 2007, respectively.

Note: The table excludes our Vicksburg and Bossier City properties which have been classified as discontinued operations.

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenues

Revenues for the fiscal years ended 2008 and 2007 are as follows:

	Fiscal Year Ended
	April 27,	April 29,		Percentage
(in thousands)	2008	2007	Variance	Variance

Revenues:
Casino	$1,121,860	$1,015,629	$106,231	10.5%
Rooms	49,498	49,584	(86)	-0.2%
Pari-mutuel commissions and fees	19,096	20,004	(908)	-4.5%
Food, beverage and other	136,481	130,635	5,846	4.5%
Gross revenues	1,326,935	1,215,852	111,083	9.1%
Less promotional allowances	(201,583)	(214,458)	12,875	6.0%
Net revenues	$1,125,352	$1,001,394	123,958	12.4%

Casino Revenues - Casino revenues increased $106.2 million, or 10.5%, compared to fiscal year 2007.  Our increased casino revenues were primarily a result of the opening or acquisition of new casino properties in Caruthersville, Waterloo, Pompano and Coventry, and increased casino revenues at Bettendorf driven by the opening of our new hotel in May 2007. Casino revenues from our new casino operations were $224.9 million for the fiscal year 2008. Same property casino revenues decreased $118.7 million for the fiscal year 2008. This included decreased casino revenues at Biloxi of $62.7 million for the fiscal year 2008, due to increased competition and post-hurricane normalization and at Lake Charles of $11.1 million for the fiscal year 2008, due to post-hurricane normalization and $11.5 million at our Black Hawk operations primarily due to planned reductions in our complimentary allowances and the impact of a state smoking ban at casinos effective January 2008.

Rooms Revenue - Rooms revenue decreased $0.1 million, or 0.2%, for the fiscal year 2008, compared to the fiscal year 2007. These revenues decreased in total at our Biloxi and Lula properties by $5.1 million for the fiscal year 2008, primarily related to increased competition and post-hurricane normalization and the closure since October of over 170 rooms in Lula for repair.  Rooms revenue increased $5.4 million in Iowa driven by the new hotel tower in Bettendorf and the opening of our Waterloo facility.

Pari-mutuel Commissions and Fees - Pari-mutuel commissions earned at Pompano Park for the fiscal year 2008 decreased $0.9 million, or 4.5% compared to the fiscal year 2007 due primarily to decreased wagering on simulcast races.

Food, Beverage and Other Revenues - Food, beverage and other revenues increased $5.8 million, or 4.5%, for the fiscal year 2008, compared to the fiscal year 2007.  Our increased food, beverage and other revenues were primarily a result of the opening or acquisition of new casino properties in Caruthersville, Waterloo, Pompano and Coventry. Considering the acquisition or opening of new properties for which our food, beverage and other revenues increased $24.0 million for the fiscal year 2008, same property food beverage and other revenues decreased $18.2 million for the fiscal year 2008. This included decreased food, beverage and other revenues at Biloxi of $9.2 million for the fiscal year 2008, due to increased competition and post-hurricane normalization, and at Lake Charles of $4.1 million for the fiscal year 2008, primarily due to the collection of $2.2 million in business interruption proceeds reflected in the prior year and post-hurricane normalization.

Promotional Allowances - Promotional allowances, which are made up of complimentaries, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties.  Promotional allowances decreased $12.9 million, or 6.0%, for the fiscal year 2008, compared to the fiscal year 2007.  Considering the acquisition or opening of new properties for which our promotional allowances increased $20.1 million for the fiscal year 2008, same property promotional allowances decreased $33.0 million for fiscal year 2008. Decreases in such promotional allowances reflect decreases in gross revenues at certain of our properties with Biloxi accounting for $18.2 million of the decrease for the fiscal year 2008, due to increased competition and post-hurricane normalization. Our decision to reduce certain marketing incentives to our less profitable customer segments has also reduced our overall promotional allowances.

Operating Expenses

Operating expenses for the fiscal years 2008 and 2007 are as follows:

	Fiscal Year Ended
	April 27,	April 29,		Percentage
(in thousands)	2008	2007	Variance	Variance

Operating expenses:
Casino	$163,250	$159,534	$3,716	2.3%
Gaming taxes	288,402	210,404	77,998	37.1%
Rooms	12,031	9,811	2,220	22.6%
Pari-mutuel commissions and fees	16,834	15,342	1,492	9.7%
Food, beverage and other	45,538	32,262	13,276	41.2%
Marine and facilities	68,044	60,174	7,870	13.1%
Marketing and administrative	290,591	269,279	21,312	7.9%
Corporate and development	48,974	57,217	(8,243)	-14.4%
Write-offs and other valuation charges	85,184	8,466	76,718	906.2%
Pre-opening	6,457	13,573	(7,116)	-52.4%
Depreciation and amortization	136,127	99,506	36,621	36.8%
Total operating expenses	$1,161,432	$935,568	225,864	24.1%

Casino - Casino operating expenses increased $3.7 million, or 2.3%, for fiscal year 2008 compared to fiscal year 2007. Considering the acquisition or opening of new properties for which our casino expenses increased $27.0 million for fiscal year 2008, same property casino expenses decreased $23.3 million for fiscal year 2008.  Overall casino expenses for fiscal year 2008 compared to fiscal year 2007, decreased in proportion to casino revenue from 15.7% to 14.6%.

Gaming Taxes - State and local gaming taxes increased $78.0 million, or 37.1%, for fiscal year 2008, as compared to the prior fiscal year.  Considering the acquisition or opening of new properties for which our gaming taxes increased $92.4 million for fiscal year 2008, same property gaming taxes decreased $14.4 million for fiscal year 2008.  This decrease in same property gaming taxes for the comparative fiscal years 2008 and 2007 corresponds to the reductions in gaming revenues.  The effective rate for gaming taxes as a percentage of gaming revenue increased from 20.7% to 25.7% for the fiscal year 2008, due to an increase in the mix of gaming revenues derived from jurisdictions with higher gaming tax rates including Florida and England, partially offset by decreased gaming revenues in Mississippi.

Rooms - Rooms expense increased $2.2 million, or 22.6% for the fiscal year 2008 as compared to the fiscal year 2007.  Rooms expense reflects increased room capacity due to the opening of the Waterloo property hotel and the Bettendorf property hotel expansion.  These expenses directly relate to the cost of providing hotel rooms.  A reduction in complimentary hotel rooms provided to our customers also increases our rooms expense as the cost of rooms expense allocated to casino expense is reduced.

Pari-mutuel Commissions and Fees - Pari-mutuel operating costs of the Pompano Park property increased $1.5 million for the fiscal year 2008 compared to fiscal year 2007. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, Beverage and Other - Food, beverage and other expenses increased $13.3 million, or 41.2% in fiscal year 2008 as compared to fiscal year 2007. Same property food, beverage and other expenses decreased $2.8 million for fiscal year 2008.  This decrease in same property food, beverage and other expenses for fiscal year 2008, reflects reductions in our food, beverage and other revenues.

Marine and Facilities - These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. Marine and facilities expenses increased $7.9 million, or 13.1%, in fiscal year 2008. Same property marine and facilities expenses decreased $3.5 million for fiscal year 2008. This decrease in same property marine and facilities expenses for fiscal year 2008 as compared to fiscal year 2007 is primarily the result of staff reductions and labor cost management.

Marketing and Administrative - These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.  Marketing and administrative expenses increased $21.3 million, or 7.9%, in fiscal year 2008 compared to fiscal year 2007.  Same property marketing and administrative expenses decreased $32.4 million for fiscal year 2008. This decrease in same property marketing and administrative expenses for fiscal year 2008 reflects our decision to reduce marketing costs to less profitable customer marketing segments and to reduce our administrative costs.

Corporate and Development - During fiscal year 2008, our corporate and development expenses were $49.0 million compared to $57.2 million for fiscal year 2007. This overall decrease in corporate and development expenses is due primarily to fiscal year 2007 including $16.2 million in development expenses primarily associated with development opportunities in Pittsburgh and Singapore.

Write-offs and Other Valuation Charges – As a result of continuing losses, a review of expected future operating trends and the current fair values or our long-lived assets in Coventry, England, we have recorded an impairment charge of $78.0 million related to long-lived assets of our Coventry operations as of our 2008 fiscal year end. Additionally, we recognized $6.5 million in impairment charges for fiscal year 2008 primarily related to the write-off of costs related to the termination of our plans to develop a new casino in west Harrison County, Mississippi, the write-off of construction projects we decided to terminate in Davenport, and Kansas City, and $0.7 million for impairment of long-lived assets at our Blue Chip operations.  During fiscal year 2007, we recognized an $8.5 million impairment charge relating to goodwill at Lula, Mississippi and real property at Blue Chip.

Pre-opening - Pre-opening expenses for fiscal year 2008 included $3.4 million, $2.8 million and $0.3 million for Waterloo, Coventry and Pompano, respectively. Pre-opening expenses during fiscal year 2007 included $10.6 million, $2.1 million, and $0.9 million for our Pompano Park, Coventry, and Waterloo properties, respectively.

Depreciation and Amortization - Depreciation and amortization expense for fiscal year 2008 increased $36.6 million, or 36.8% due primarily to our hotel expansion at our Bettendorf property, the acquisition of Caruthersville, the opening of our Waterloo and Coventry properties, and the opening of the slot gaming facility at our Pompano property.  Depreciation and amortization expense at our new casino properties increased by $33.0 million compared to fiscal year 2007.

Other Income (Expense), Income Taxes, Minority Interest and Discontinued Operations

Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, minority interest and income from discontinued operations, net of income taxes for the fiscal years 2008 and 2007 are as follows:

	Fiscal Year Ended
	April 27,	April 29,		Percentage
(in thousands)	2008	2007	Variance	Variance

Interest expense	$(109,286)	$(89,150)	$(20,136)	22.6%
Interest income	3,814	7,469	(3,655)	-48.9%
Loss on early extinguishment of debt	(15,274)	—	(15,274)	100.0%
Income tax (provision) benefit	64,820	(1,906)	66,726	-3500.8%
Minority interest	(4,868)	(3,568)	(1,300)	36.4%
Income from discontinued operations, net of income taxes	—	16,692	(16,692)	-100.0%

Interest Expense - Interest expense increased $20.1 million for fiscal year 2008 compared to fiscal year 2007.  This increase is primarily attributable to higher debt balances under our Senior Secured Credit Facilities to fund acquisitions, and property and equipment additions.

Interest Income - During fiscal year 2008, our interest income was $3.8 million compared to $7.5 million for fiscal year 2007.  The change in interest income reflects changes in our invested cash balances and interest rates.

Loss on Early Extinguishment of Debt – Our loss included the $9.0 million call premium from the early redemption of our $200.0 million 9% Senior Subordinated Notes at 104.5% and a write-off of the related deferred financing costs of $2.4 million. Additionally, during the first quarter of fiscal year 2008, we replaced our February 2005 Credit Facility with our July 2007 Credit Facility resulting in a loss on early extinguishment of debt of $2.3 million from the write-off of deferred financing costs. In the fourth quarter of fiscal year 2008, we retired the Isle of Capri Black Hawk’s Senior Secured Credit Facility resulting in a loss on early extinguishment of debt of $1.6 million from the write-off of deferred financing costs.  These transactions resulted in a total loss on early extinguishment of debt of $15.3 million for fiscal year 2008.

Income Tax (Provision) Benefit – Our income tax (provision) benefit is and thus our effective income tax rate has been impacted by interim changes in our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent items in relation to such estimated income or loss.  Effective income tax rates were as follows:

	Fiscal Year Ended
	April 27,	April 29,
	2008	2007
Continuing operations	41.33%	-12.02%
Total	41.33%	108.20%

Minority Interests - During fiscal year 2008, our minority interest expense was $4.9 million, compared to $3.6 million for fiscal year 2007.  Minority interests are recorded for our minority partner’s interest in our Colorado.  Following our acquisition of the remaining interest in our Colorado operations, we no longer record a minority interest for such operations.

Income From Discontinued Operations - On July 31, 2006, we completed the sale of our Bossier City and Vicksburg properties.  Income from discontinued operations for fiscal year 2007 includes pretax operating income of $5.6 million, and we also recorded a gain on sale of discontinued operations of $23.3 million during fiscal 2007.  Income tax provision for fiscal year 2007 was $12.2 million, resulting in income from discontinued operations of $16.7 million.

Fiscal Year 2007 Compared to Fiscal Year 2006

Note: Our 2006 fiscal year included 53 weeks of operations while our 2007 fiscal year included 52 weeks of operations.

Revenues

Revenues for the fiscal years 2007 and 2006 are as follows:

	Fiscal Year Ended
	April 29,	April 30,		Percentage
(in thousands)	2007	2006	Variance	Variance

Revenues:
Casino	$1,015,629	$1,004,143	$11,486	1.1%
Rooms	49,584	36,999	12,585	34.0%
Pari-mutuel commissions and fees	20,004	20,534	(530)	-2.6%
Food, beverage and other	130,635	125,857	4,778	3.8%
Gross revenues	1,215,852	1,187,533	28,319	2.4%
Less promotional allowances	(214,458)	(200,174)	(14,284)	-7.1%
Net revenues	$1,001,394	$987,359	14,035	1.4%

Casino Revenues - Casino revenues increased $11.5 million or 1.1% in fiscal year 2007 compared to fiscal year 2006. We experienced an increase in casino revenues at Biloxi due to limited competition in the Biloxi market in the early part of the 2007 fiscal year and our 2006 fiscal year four month closure due to Hurricane Katrina. Similarly, Lake Charles experienced an increase in casino revenues from the prior year due to closure during fiscal year 2006 for 16 days resulting from Hurricane Rita and the closure of a competitor in the market. Boonville’s casino revenues increased as compared to the 2006 fiscal year due to increased gaming patrons who we believe were attracted by the opening of the new hotel. Also, casino revenues at Pompano increased due to the opening of the new casino and increased marketing efforts. These increases were offset by decreases in casino revenues at other properties including decreases at our Colorado, Iowa and Kansas City properties in each case primarily due to increased competition and in some cases severe weather in the 2007 fiscal year as compared to 2006. Casino revenues also decreased at Lucaya primarily due to a decline in tourists on the island and reduced marketing spending as we had been preparing to close this operation. Natchez saw a decrease in revenues in 2007 as compared to 2006, mostly due to the re-opening of casinos on the Mississippi Gulf Coast following the hurricanes.

Rooms Revenue - Rooms revenue increased $12.6 million in fiscal year 2007 compared to fiscal year 2006 primarily resulting from the increased capacity at Biloxi, Black Hawk, and the new hotel at Boonville.

Pari-mutuel - Pari-mutuel commissions and fees earned at Pompano Park in Florida for the 2007 fiscal year decreased $0.5 million or 2.6% compared to the prior year due primarily to decreases in wagering.

Food, beverage and other revenues - Food, beverage and other revenues increased by $4.8 million primarily due to an increase at Biloxi resulting from its 2006 fiscal year four month closure and limited competition in the market during the early part of the 2007 fiscal year.

Promotional Allowances - Promotional allowances, which are made up of complimentary revenues, cash points and coupons are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances increased by $14.3 million in fiscal year 2007 compared to fiscal year 2006 primarily due to increased marketing efforts to address heightened competition in several of our markets.

Operating Expenses

Operating expenses for the fiscal years 2007 and 2006 are as follows:

	Fiscal Year Ended
	April 29,	April 30,		Percentage
(in thousands)	2007	2006	Variance	Variance

Operating expenses:
Casino	$159,534	$151,860	$7,674	5.1%
Gaming taxes	210,404	219,365	(8,961)	-4.1%
Rooms	9,811	8,463	1,348	15.9%
Pari-mutuel commissions and fees	15,342	16,051	(709)	-4.4%
Food, beverage and other	32,262	31,530	732	2.3%
Marine and facilities	60,174	56,993	3,181	5.6%
Marketing and administrative	269,279	246,334	22,945	9.3%
Corporate and development	57,217	57,803	(586)	-1.0%
Write-offs and other valuation charges	8,466	13,388	(4,922)	-36.8%
Pre-opening	13,573	281	13,292	4730.2%
Depreciation and amortization	99,506	88,819	10,687	12.0%
Total operating expenses	$935,568	$890,887	44,681	5.0%

Casino - Casino operating expenses increased $7.7 million in fiscal year 2007 over fiscal year 2006. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of the casinos. This increase was primarily due to increases in Biloxi’s operating costs related to increased gaming volumes over the prior year and the opening of additional gaming space in the current year.

Gaming Taxes - State and local gaming taxes decreased by $9.0 million in fiscal year 2007 compared to fiscal year 2006 primarily due to a reversal of $6.9 million in previously accrued gaming taxes at our Lucaya property following a fiscal year 2007 amendment reducing the statutory gaming tax rate retroactively back to December 2003.

Rooms - Room expenses increased $1.3 million in fiscal year 2007 compared to fiscal year 2006. These expenses directly relate to the cost of providing hotel rooms. Other costs of the hotels are shared with the casinos and are presented in their respective expense categories. The increase in expenses was primarily due to Biloxi and Lake Charles having been closed for a portion of the prior year due to hurricanes, the new hotel at Boonville and the hotel expansion at Black Hawk.

Pari-mutuel Commissions and Fees - Pari-mutuel operating costs of Pompano Park in Florida decreased 4.4% in fiscal year 2007 compared to fiscal year 2006. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, Beverage and Other - Food, beverage and other expenses increased $0.7 million in fiscal year 2007 as compared to fiscal year 2006. Food and beverage expenses as a percentage of gross food and beverage revenues decreased from 25.1% for fiscal year 2006, to 24.7% for the fiscal year 2007. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. The improved margin percentage relates to continuing cost control efforts. These gross expenses increased primarily due to increased food and beverage revenues in fiscal 2007 caused by Biloxi being closed for four months in fiscal year 2006 due to Hurricane Katrina, which was offset by decreased expenses at the Colorado and Iowa properties as a result of decreased food and beverage sales due to increased competition in those markets.

Marine and Facilities - Marine and facilities expenses increased $3.2 million in fiscal year 2007 compared to fiscal year 2006. These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. The increase was primarily due to closure of Biloxi in the prior year due to Hurricane Katrina, the closure of Lake Charles in fiscal year 2006 due to Hurricane Rita and expanded facilities at Pompano Park in Florida.

Marketing and Administrative - Marketing expenses increased 2.2% in fiscal year 2007 compared to fiscal year 2006. The increase in marketing expenses is primarily related to increased revenues and increased marketing efforts to address increased competition in several of our markets. Marketing expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment.

Administrative expenses increased 7.1% in fiscal year 2007 over fiscal year 2006. These expenses include administration and human resource department expenses, rent, new development activities, professional fees, insurance and property taxes. The increase is due primarily to the closure of Biloxi in the fiscal year 2006 due to Hurricane Katrina, the closure of Lake Charles in fiscal year 2006 due to Hurricane Rita, increased property insurance expense at all of our properties, stock compensation expense, and corporate relocation expense.

Corporate and Development – During fiscal year 2007, our corporate and development expenses were $57.2 million compared to $57.8 million for fiscal year 2006. During fiscal 2007 we adopted FAS 123(R) resulting in an increase in corporate expenses of $5.6 million for stock compensation expense which was offset primarily by a $4.1 decrease in development costs.

Write-offs and Other Valuation Charges - We recorded valuation charges in fiscal year 2007 of $8.5 million relating to goodwill impairment at Lula of $7.8 million and due to an asset impairment charge on real property at Blue Chip of $0.7 million. In fiscal year 2006 we recorded valuation charges at Lucaya of $3.6 million due to the change in expected cash flows resulting from our previous decision to close the casino. Subsequently, in April 2007, our Board of Directors approved agreements with its landlord and the Government of the Bahamas, which allowed the casino to remain open; however, the impairment charge was not reversed in 2007. Additionally in fiscal year 2006 we recorded valuation charges totaling $9.8 million, including $9.2 million related to goodwill and intangible asset impairment and $0.6 million in fixed asset impairment related to our Blue Chip operations.

Pre-opening - Pre-opening expenses during fiscal year 2007 included $10.5 million, $2.1 million, and $0.9 million for our Pompano Park, Coventry, and Waterloo properties.

Depreciation and Amortization - Depreciation expense increased by $10.7 million in fiscal year 2007 compared to fiscal year 2006. Depreciation has increased primarily due to new property additions at our Colorado and the Biloxi properties, the new hotel at Boonville, and additional depreciation for the capitalization of the Coventry Arena Convention Center.

Other Income (Expense), Income Taxes, Minority Interest and Discontinued Operations

Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, minority interest and income from discontinued operations, net of income taxes for the fiscal years 2007 and 2006 are as follows:

	Fiscal Year Ended
	April 29,	April 30,		Percentage
(in thousands)	2007	2006	Variance	Variance

Interest expense	$(89,150)	$(76,335)	$(12,815)	16.8%
Interest income	7,469	2,694	4,775	177.2%
Loss on early extinguishment of debt	—	(2,110)	2,110	-100.0%
Income tax (provision) benefit	(1,906)	(5,628)	3,722	-66.1%
Minority interest	(3,568)	(6,462)	2,894	-44.8%
Income from discontinued operations, net of income taxes	16,692	10,244	6,448	62.9%

Interest Expense - Net interest expense increased $12.8 million in fiscal year 2007 compared to fiscal year 2006. This is attributable to higher interest rates and higher debt balances on our senior secured credit facility.

Interest Income - During fiscal year 2007, our interest income was $7.5 million compared to $2.7 million for fiscal year 2006.  The change in interest income reflects changes in our invested cash balances and interest rates.

Loss on Early Extinguishment of Debt – Pursuant to the amendment of a debt agreement during fiscal year 2006, Isle of Capri Black Hawk, L.L.C. recognized a loss on the early extinguishment of debt of $2.1 million due to the write-off of previously deferred financing costs.

Income Tax (Provision) Benefit – Our income tax (provision) benefit is and thus our effective income tax rate has been impacted by interim changes in our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent items in relation to such estimated income or loss.  Effective income tax rates were as follows:

	Fiscal Year Ended
	April 29,	April 30,
	2007	2006
Continuing operations	-12.02%	27.16%
Total	108.20%	39.37%

Minority Interests – During fiscal year 2007, our minority interest expense was $3.6 million, compared to $6.5 million for fiscal year 2006.  Minority interests are recorded for our minority partner’s interest in our Colorado.

Income From Discontinued Operations - Income from discontinued operations for fiscal year 2007 includes pretax operating income from our Bossier City and Vicksburg properties of $5.6 million, and we also recorded a gain on sale of discontinued operations of $23.3 million during fiscal 2007.  Income tax provision for fiscal year 2007 was $12.2 million, resulting in income from discontinued operations of $16.7 million. Income from discontinued operations for fiscal year 2006 includes pretax operating income from these same properties of $16.8 million. Income tax provision for fiscal year 2006 was $6.6 million, resulting in income from discontinued operations of $10.2 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the fiscal year ended April 27, 2008, we provided $133.4 million in cash flows from operating activities compared to providing $70.9 million during the fiscal year ended April 29, 2007.  The increase in cash flows from operating activities is primarily due to the collection of $48.4 million in insurance receivables.

Cash Flows used in Investing Activities - During the fiscal year ended April 27, 2008 we used $302.4 million for investing activities compared to using $197.3 million during the fiscal year ended April 29, 2007.  Significant investing activities for the fiscal year ended April 27, 2008 included the acquisition of the remaining 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million, the acquisition of our Caruthersville casino for $43.3 million and purchases of property and equipment of $190.5 million.

For the fiscal year ended April 29, 2007, significant investing activities included the purchase of property and equipment for $451.4 million offset by the proceeds from the sale of our Bossier City and Vicksburg properties totaling $238.7 million.

Cash Flows from Financing Activities - During the fiscal year ended April 27, 2008 our net cash flows from financing activities were $72.5 million primarily including:

•                  Borrowings under our new July 2007 Credit Facility used to:

i.                extinguish and repay the February 2005 Credit Facility including revolving loans and term loans totaling $503.5 million;

ii.             extinguish and repay our $200.0 million, 9% Senior Subordinated notes plus a call premium of $9.0 million; and

iii.          fund our $64.8 million acquisition of the 43% minority interest in our Black Hawk, Colorado casino properties and refinance approximately $195 million of indebtedness under the Black Hawk Credit Facility.

•                  Payments of deferred financing costs of $8.9 million primarily associated with our new credit facility.

•                  Proceeds from the exercise of stock options of $5.7 million.

During the fiscal year ended April 29, 2007, our net cash flows from financing activities were $193.5 million primarily including:

• Net borrowings under our February 2005 Credit Facility of $207.0 million.

• Repurchased 447,308 shares of our common stock at an average price of $23.28 per share for an aggregate of $10.4 million.

• Proceeds from the exercise of stock options of $5.6 million.

• Payments under the Isle-Black Hawk’s senior secured credit facility of $6.1 million.

Availability of Cash and Additional Capital - At April 27, 2008, we had cash and cash equivalents and marketable securities of $110.3 million.

As of April 27, 2008, we had $130.5 million in revolving credit and $869.3 million in term loans outstanding under the $1.35 billion credit facility. Our net line of credit availability at April 27, 2008 was approximately $170.0 million. Our July 2007 Credit Facility can be increased by $300.0 million, subject to syndication and covenant flexibility, through additional borrowings  “greenshoe” provisions. Exercise of the greenshoe provisions could result in resetting the Credit Facility interest rates to current market conditions.

The revolving loan commitment on the July 2007 Credit Facility is a variable rate instrument based on, at our option, LIBOR or our lender’s prime rate plus the applicable interest rate spread, and is effective through July 2012. The average rate on our outstanding borrowings under the July 2007 Credit Facility was approximately 6.55% at April 27, 2008. From time to time we enter into various swap agreements to hedge against future interest rate increases.  As of April 27, 2008, we have outstanding swap agreements which have fixed LIBOR (before the applicable spread) at a weighted average rate of 4.65% for $450 million of our debt with maturity dates ranging from 2010 to 2012.

We are highly leveraged and our debt agreements contain covenants which may restrict our ability to borrow funds. Our July 2007 Credit Facility includes a number of affirmative and negative covenants, including certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio. The July 2007 Credit Facility also restricts our ability to make certain investments or distributions. The indenture governing our 7% Senior Subordinated Notes limits, among other things, our ability and our restricted subsidiaries ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase stock. The indenture also limits our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

While we believe that existing cash, cash flow from operations and available borrowings under our existing credit facilities will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned capital expenditures. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for capital improvements at our existing properties and/or development of new properties, which could place us at a competitive disadvantage. If so we may need to access additional debt or equity financing which may not be available on acceptable terms. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

Capital Expenditures - Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. Our current planned capital expenditures over the next 18 to 24 months are estimated as follows:

•                  $40 million in maintenance capital expenditures for fiscal year 2009.

•                  $16 million to $18 million to re-brand our properties in Davenport, Lula, Marquette and Caruthersville as Lady Luck properties during fiscal year 2009.

•                  $160 million for the rebuilding and refurbishment of our Biloxi property which we plan to begin as soon as we determine the timing of the settlement of our Hurricane Katrina insurance claims and continued review of our credit availability.  This project is expected to extend into fiscal year 2011.  The Biloxi project is expected to include a new single-level casino, restoration of our convention space, new food venues and renovation of the hotel rooms in the south tower.

Additional capital expenditures for renovation of up to 1,200 additional hotel rooms are under design and cost review.  The timing and amount of our capital expenditures is subject to the availability of cash under our Credit Facility, the timing of additional insurance proceeds and cash flows from our continuing operations.

Future Development and Other Projects: Our primary focus for fiscal year 2009 and beyond is on organic growth opportunities at our existing properties; however, as part of our business development activities, from time to time we may enter into agreements which could result in the acquisition or development of businesses or assets.  Our business development efforts and related agreements may require the expenditure of cash.  The amount and timing of our cash expenditures may vary based upon our evaluation of development opportunities.

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

Goodwill and Other Intangible Assets - At April 27, 2008, we had goodwill and other intangible assets of $396.9 million, representing 20.1% of total assets.  Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and other intangible assets below their carrying value.  For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value.  The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition.  Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

During the fourth quarter of each fiscal year, we engage an independent third party valuation firm to conduct annual impairment testing under SFAS 142.  As a result of this annual impairment testing we recorded a $7.8 million write-down of goodwill at Lula during fiscal year 2007.

Property and Equipment - At April 27, 2008, we had property and equipment, net of accumulated depreciation of $1,329.0 million, representing 67.3% of total assets.  We capitalize the cost of property and equipment.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  We depreciate property and equipment on a straight-line basis over their estimated useful lives.  The estimated useful lives are based on the nature of the assets as well as our current operating strategy.  Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

Impairment of Long-lived Assets - We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values.  If these estimates or the related assumptions are not achieved or change in the future, we may be required to record an impairment loss for these assets.  In evaluating impairment of long-lived assets for newly opened operations, estimates of future cash flows and residual values may require some period of actual results to provide the basis for an opinion of future cash flows and residual values used in the determination of an impairment loss for these assets.  Such an impairment loss would be recognized as a non-cash component of operating income.

During the fourth quarter of fiscal year 2008, we engaged an independent third party valuation firm to conduct an appraisal of our long-lived assets associated with our Coventry, England due to the continuation of losses from operations, a review of expected future operating trends and the current fair values of our long-lived assets in Coventry.  Based upon this appraisal, we recorded an impairment charge of $78.0 million relating to the write-down of long-lived assets at our Coventry, England operations as of the end of fiscal 2008.

Self-Insurance Liabilities - We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers’ compensation insurance and general liability insurance.  Claims in excess of this maximum are fully insured through a stop-loss insurance policy.  We accrue a discounted estimate for workers’ compensation insurance and general liabilities based on claims filed and estimates of claims incurred but not reported. We rely on independent consultants to assist in the determination of estimated accruals.  While the estimated cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments.

Insurance Accounting - We have insurance coverage related to damage from three hurricanes for property damage incurred, property operating costs during the operational downtime of the hurricanes, incremental costs incurred related to hurricane damage and recovery activities and business interruption insurance for lost profits during the period directly related to the hurricanes.  The insurance claim is subject to the use of estimates and negotiations with our insurance carriers.  The total amount of impairments, losses recognized and expenses incurred have been recorded in our statement of operations as “Marketing and administrative” and have been offset by the amount we believe is probable to be collected from our insurance carriers under our policy coverages.  We have received partial proceeds from our insurance carriers related to the losses we have sustained, and through April 27, 2008 have received advances of $153.8 million.  At April 27, 2008 we have an insurance receivable relating to our hurricane claim of $7.6 million and additional claims pending in excess of our receivable.  When we reach agreement with our insurance carriers on the final amount of the insurance proceeds we are entitled to, we will also record any related gain in excess of any remaining insurance receivable.  Our insurance policies also provide coverage for the loss of profits caused by the storms.  Any lost profit recoveries will be recognized when agreed to with our insurance carriers and will be reflected in the related properties’ revenues.

Income Tax Assets and Liabilities - We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that we recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. SFAS 109 also requires that any deferred tax asset recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable.

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

Slot Club Awards - We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events, such as a change in our marketing strategy or new competition, could result in a change in the value of the awards.

Stock Based Compensation - We apply the FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. Total stock option expense is included in the expense category corresponding to the employees’ regular compensation in the accompanying consolidated statements of operations.

New Development Projects and Pre-opening costs - We pursue development opportunities for new gaming facilities in our ongoing efforts to grow and develop the Company.  Projects that have not yet been deemed as probable to reach completion because they have not yet met certain conditions, including receipt of sufficient regulatory approvals, site control or related permits and or probable financing are considered by us to be in the development stage.  In accordance with Statement of

Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”), costs related to projects in the development stage, except for those costs as detailed in SOP 98-5, are recorded as an expense of new development at the corporate level and recorded on the accompanying consolidated statement of operations in the operating expense line item “Corporate & development”.  Items for which a future value is probable, regardless of the project’s outcome, may be subject to capitalization and subsequent depreciation and amortization.

For approved projects, certain eligible costs related to such projects are capitalized. We follow the guidance of Statement of Financial Accounting Standards No. 67 (“SFAS 67”) “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, which are classified under the line item “Property and equipment, net” on the balance sheet.  Costs that are not capital in nature but either retain value or represent future liability, such as refundable utility deposits or a note payable, receive the appropriate balance sheet treatment.  All costs that are neither eligible for capitalization nor eligible for other balance sheet treatment, such as payroll, advertising, utilities and travel, are recorded as operating expenses when incurred.

Contingencies - We are involved in various legal proceedings and have identified certain loss contingencies. We record liabilities related to these contingencies when it is determined that a loss is probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  These assessments are based on our knowledge and experience as well as the advice of legal counsel regarding current and past events.  Any such estimates are also subject to future events, court rulings, negotiations between the parties and other uncertainties. If an actual loss differs from our estimate, or the actual outcome of any of the legal proceedings differs from expectations, operating results could be impacted.

Contractual Obligations and Commercial Commitments

The following table provides information as of fiscal year 2008, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$1,507.3	$9.7	$18.3	$150.0	$1,329.3
Estimated interest payments on long-term debt (1)	509.5	88.5	177.9	179.5	63.6
Operating Leases	673.0	21.7	32.6	31.0	587.7
Long-Term Obligations (2)	27.5	18.3	4.2	1.5	3.5
Other Long-Term Obligations (3)	17.3	2.4	2.8	2.5	9.6
Total Contractual Cash Obligations	2,734.6	140.6	235.8	364.5	1,993.7

(1)                 Estimated interest payment on long-term debt are based on principal amounts outstanding at our fiscal year end and forecasted LIBOR rates for our bank credit facility.

(2)                 Long-term obligations include future purchase commitments as well as current and future construction contracts.

(3)                 Other Long-Term Obligations include our contractual cash payments associated with assets accounted for under EITF 97-10.

Recently Issued Accounting Standards

New Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, for financial assets and for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for fiscal years beginning after November 15, 2008. We are currently evaluating the impact the adoption of SFAS 157, including the deferment provisions of FSP 157-2, will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option have been elected. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. The Company is currently evaluating the impact of this statement on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facility (“July 2007 Credit Facility”).

Senior Secured Credit Facilities

During the fiscal year 2008,  we entered into six interest rate swap arrangements with an aggregate notional value of $450.0 million as of April 27, 2008.  The swap agreements effectively convert portions of the July 2007 Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2010, 2011, and 2012.  These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of fiscal year 2008, as being fully effective.

The following table provides information at April 27, 2008 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest (Swap) Rate

Fiscal year								Fair Value
(dollars in millions)	2009	2010	2011	2012	2013	Thereafter	Total	4/27/2008
Liabilities
Long-term debt, including current portion
Fixed rate	$0.3	$0.2	$0.2	$0.2	$0.2	$503.3	$504.4	$381.9
Average interest rate	7.01%	7.01%	7.01%	7.01%	7.01%	7.01%

Variable rate	$9.4	$8.9	$8.9	$8.9	$140.7	$826.1	$1,002.9	$889.9
Average interest rate (1)	5.02%	5.10%	5.80%	6.29%	6.50%	6.62%

Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable (2)	$—	$100.0	$300.0	$50.0	$—	$—	$450.0	$13.7
Average pay rate	4.65%	4.65%	4.65%	4.50%	0.00%	0.00%	4.65%
Average receive rate	3.16%	3.31%	3.87%	4.40%	0.00%	0.00%	3.35%

(1)                  Represents the annual average LIBOR from the forward yield curve at April 27, 2008 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

(2)                  Fair value represents the amount we would pay to the respective counter party if we had terminated the swap agreements on April 27, 2008.

We are also exposed to market risks relating to fluctuations in currency exchange rates related to our ownership interests and development activities in the UK.  We finance a portion of our UK investments in the local currency of the UK and due to the limited scope and nature of our UK operations, our market risks are immaterial.

For the fiscal year 2008, we recorded a loss of $0.4 million in foreign currency translation adjustments on the accompanying consolidated balance sheets. Foreign currency translation adjustments show the cumulative effect, at the balance sheet date, of fluctuations in the foreign currency exchange rate on balances denominated in a foreign currency, which were recorded at a historical rate at the transaction date.

ITEM 8.                              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Isle of Capri Casinos, Inc.

We have audited Isle of Capri Casinos, Inc.’s internal control over financial reporting as of April 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isle of Capri Casinos, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 27, 2008 and April 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006, and our report dated July 10, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Saint Louis, Missouri
July 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Isle of Capri Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 27, 2008 and April 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended April 27, 2008, April 29, 2007, and April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 27, 2008 and April 29, 2007, and the consolidated results of its operations and its cash flows for the years ended April 27, 2008, April 29, 2007, and April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on April 30, 2007, the Company changed its method of accounting for uncertain tax positions. Additionally, as discussed in Note 1 to the consolidated financial statements, on May 1, 2006, the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc.’s internal control over financial reporting as of April 27, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 10, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Saint Louis, Missouri
July 10, 2008

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 27,	April 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$91,790	$188,114
Marketable securities	18,533	17,169
Accounts receivable, net of allowance for doubtful accounts of $4,258 and $4,335, respectively	12,195	22,527
Insurance receivable	7,689	56,040
Income taxes receivable	28,663	—
Deferred income taxes	12,606	12,421
Prepaid expenses and other assets	27,905	24,067
Total current assets	199,381	320,338
Property and equipment, net	1,328,986	1,338,570
Other assets:
Goodwill	307,649	297,268
Other intangible assets, net	89,252	74,154
Deferred financing costs, net	13,381	13,644
Restricted cash	4,802	4,637
Prepaid deposits and other	22,948	27,080
Deferred income taxes	7,767	—
Total assets	$1,974,166	$2,075,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,698	$7,594
Accounts payable	29,283	60,460
Accrued liabilities:
Payroll and related	47,618	48,402
Property and other taxes	30,137	23,380
Interest	8,580	10,166
Income taxes	—	16,011
Progressive jackpots and slot club awards	13,768	12,785
Other	44,353	56,943
Total current liabilities	183,437	235,741
Long-term debt, less current maturities	1,497,591	1,410,385
Deferred income taxes	—	41,451
Other accrued liabilities	52,821	30,817
Other long-term liabilities	52,305	47,639
Minority interest	—	27,836
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 35,229,006 at April 27, 2008 and 34,682,534 at April 29, 2007	353	347
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	188,036	175,132
Retained earnings	58,253	155,127
Accumulated other comprehensive (loss) income	(5,601)	3,358
	241,041	333,964
Treasury stock, 4,372,073 shares at April 27, 2008 and 4,323,555 shares at April 29, 2007	(53,029)	(52,142)
Total stockholders’ equity	188,012	281,822
Total liabilities and stockholders’ equity	$1,974,166	$2,075,691

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and  per share amounts)

	Fiscal Year Ended
	April 27,	April 29,	April 30,
	2008	2007	2006
Revenues:
Casino	$1,121,860	$1,015,629	$1,004,143
Rooms	49,498	49,584	36,999
Food, beverage and other	136,481	130,635	125,857
Pari-mutuel commissions and fees	19,096	20,004	20,534
Gross revenues	1,326,935	1,215,852	1,187,533
Less promotional allowances	(201,583)	(214,458)	(200,174)
Net revenues	1,125,352	1,001,394	987,359
Operating expenses:
Casino	163,250	159,534	151,860
Gaming taxes	288,402	210,404	219,365
Rooms	12,031	9,811	8,463
Pari-mutuel commissions and fees	16,834	15,342	16,051
Food, beverage and other	45,538	32,262	31,530
Marine and facilities	68,044	60,174	56,993
Marketing and administrative	290,591	269,279	246,334
Corporate and development	48,974	57,217	57,803
Write-offs and other valuation charges	85,184	8,466	13,388
Preopening	6,457	13,573	281
Depreciation and amortization	136,127	99,506	88,819
Total operating expenses	1,161,432	935,568	890,887
Operating income (loss):	(36,080)	65,826	96,472
Interest expense	(109,286)	(89,150)	(76,335)
Interest income	3,814	7,469	2,694
Loss on early extinguishment of debt	(15,274)	—	(2,110)

Income (loss) from continuing operations before income taxes and minority interest	(156,826)	(15,855)	20,721
Income tax benefit (provision)	64,820	(1,906)	(5,628)
Minority interest	(4,868)	(3,568)	(6,462)
Income (loss) from continuing operations	(96,874)	(21,329)	8,631
Income from discontinued operations including gain on sale, net of income taxes of $-, $12,151 and $6,630 for the fiscal years ended 2008, 2007 and 2006, respectively	—	16,692	10,244
Net income (loss)	$(96,874)	$(4,637)	$18,875

Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(3.16)	$(0.70)	$0.29
Income from discontinued operations including gain on sale, net of income taxes	—	0.55	0.34
Net income (loss)	$(3.16)	$(0.15)	$0.63

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(3.16)	$(0.70)	$0.28
Income from discontinued operatons, net of income taxes	—	0.55	0.32
Net income (loss)	$(3.16)	$(0.15)	$0.60

Weighted average basic shares	30,699,457	30,384,255	30,028,051
Weighted average diluted shares	30,699,457	30,384,255	31,270,486

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accum.
						Other
						Compre-		Total
	Shares of		Additional	Unearned		hensive		Stock-
	Common	Common	Paid-in	Compen-	Retained	Income	Treasury	holders’
	Stock	Stock	Capital	sation	Earnings	(Loss)	Stock	Equity
Balance, April 24, 2005	33,528,159	$336	$152,162	$(1,488)	$140,889	$2,782	$(34,619)	$260,062
Net income	—	—	—	—	18,875	—	—	18,875
Reclassification of unrealized gain on interest rate swap contracts net of income taxes of $(68)	—	—	—	—	—	(105)	—	(105)
Foreign currency translation adjustments	—	—	—	—	—	(2,546)	—	(2,546)
Comprehensive income								16,224
Exercise of stock options, including income tax benefit of $2,119	765,104	7	11,019	—	—	—	957	11,983
Purchase of treasury stock	—	—	—	—	—	—	(8,494)	(8,494)
Grant of nonvested stock	—	—	367	(367)	—	—	—	—
Amortization of unearned compensation	—	—	—	472	—	—	—	472
Balance, April 30, 2006	34,293,263	343	163,548	(1,383)	159,764	131	(42,156)	280,247
Net loss	—	—	—	—	(4,637)	—	—	(4,637)
Foreign currency translation adjustments	—	—	—	—	—	3,227	—	3,227
Comprehensive loss								(1,410)
Exercise of stock options, including income tax benefit of $849	389,271	4	5,617	—	—	—	—	5,621
Issuance of deferred bonus shares from treasury stock	—	—	(429)	—	—	—	429	—
Purchase of treasury stock	—	—	—	—	—	—	(10,415)	(10,415)
Deferred bonus expense	—	—	548	—	—	—	—	548
Stock compensation expense	—	—	7,231	—	—	—	—	7,231
Reclassification of unearned compensation due to the adoption of SFAS 123(R)	—	—	(1,383)	1,383	—	—	—	—
Balance, April 29, 2007	34,682,534	$347	$175,132	$—	$155,127	$3,358	$(52,142)	$281,822
Net loss	—	—	—		(96,874)	—	—	(96,874)
Unrealized loss on interest rate swap contracts net of income tax benefit of $5,159	—	—	—	—	—	(8,555)	—	(8,555)
Foreign currency translation adjustments	—	—	—	—	—	(404)	—	(404)
Comprehensive loss	—	—	—	—	—	—	—	(105,833)
Exercise of stock options, including income tax benefit of $977	546,472	6	5,741	—	—	—	—	5,747
Issuance of deferred bonus shares from treasury stock	—	—	(414)	—	—	—	414	—
Purchase of treasury stock	—	—	—	—	—	—	(1,301)	(1,301)
Deferred bonus expense	—	—	265	—	—	—	—	265
Stock compensation expense	—	—	7,312	—	—	—	—	7,312
Balance, April 27, 2008	35,229,006	$353	$188,036	$—	$58,253	$(5,601)	$(53,029)	$188,012

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 27,	April 29,	April 30,
	2008	2007	2006
Operating activities:
Net income (loss)	$(96,874)	$(4,637)	$18,875
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,127	99,506	100,501
Amortization of deferred financing costs	2,700	2,636	2,979
Stock compensation expense	7,312	7,231	—
Amortization of unearned compensation	265	548	472
(Gain) loss on derivative instruments	550	1,045	(1,465)
(Gain) loss on disposal of assets	(90)	(26,244)	668
Asset impairment charge	—	—	75,868
Valuation and other charges	85,184	8,466	13,388
Early extinguishment of debt	15,274	—	2,110
Deferred income taxes	(35,194)	(12,374)	420
Minority interest	4,868	3,568	6,462
Changes in operating assets and liabilities:
(Purchases) sales of trading securities	(1,364)	558	(1,222)
Accounts receivable	10,276	(4,797)	(5,794)
Insurance receivable	48,393	1,359	(133,268)
Income taxes	(32,562)	6,940	12,292
Prepaid expenses and other assets	(1,098)	(15,985)	(9,468)
Accounts payable and accrued liabilities	(10,410)	3,075	3,857
Net cash provided by operating activities	133,357	70,895	86,675

Investing activities:
Purchase of property and equipment	(190,459)	(451,422)	(224,391)
Purchase of other intangible assets	(4,000)	(4,013)	(5,775)
Net cash paid for acquisitions	(107,895)
Proceeds from sales of assets held for sale	—	238,725	—
Insurance proceeds for hurricane damages	—	21,963	53,905
Restricted cash	65	(2,524)	(175)
Other	(157)	—	—
Net cash used in investing activities	(302,446)	(197,271)	(176,436)

Financing activities:
Proceeds from long-term debt borrowings	875,000	—	240,000
Principal payments on long-term debt	(697,108)	(7,089)	(169,749)
Net borrowings (repayments) on line of credit	(99,355)	205,421	(4,916)
Payment of deferred financing costs	(8,881)	—	(1,797)
Purchase of treasury stock	(1,301)	(10,415)	(8,494)
Distribution to minority interests	(1,588)	—	—
Proceeds from exercise of stock options including tax benefit	5,747	5,621	9,864
Net cash provided by financing activities	72,514	193,538	64,908

Effect of foreign currency exchange rates on cash	251	(97)	(575)

Net increase (decrease) in cash and cash equivalents	(96,324)	67,065	(25,428)
Cash and cash equivalents at beginning of year	188,114	121,049	146,477
Cash and cash equivalents at end of year	$91,790	$188,114	$121,049

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts)

1. Organization

Organization - Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States and internationally. Our wholly owned subsidiaries own and operate thirteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida. Effective January 27, 2008, we own 100% of our operations in Black Hawk, Colorado following the acquisition of our minority partner’s 43% interest in those operations. Our international gaming interests include wholly owned casinos in Freeport, Grand Bahamas and Coventry, England and a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. We view each property as an operating segment and all such operating segments have been aggregated in to one reporting segment.

Discontinued operations relate to those of the Riverboat Corporation of Mississippi-Vicksburg in Vicksburg, Mississippi and Louisiana Riverboat Gaming Partnership in Bossier City, Louisiana, prior to July 31, 2006 when they were sold and are shown net of income tax effects in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Fiscal Year-End - Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal years 2008 and 2007 are both 52-week years, which commenced on April 30, 2007 and May 1, 2006, respectively. Fiscal 2006 was a 53-week year, which commenced on April 25, 2005.

Reclassifications – Certain reclassifications of prior year presentations have been made to conform to the fiscal year 2008 presentation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - We consider all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled $23,982 and $25,246 at April 27, 2008 and April 29, 2007, respectively.

Marketable Securities - Marketable securities consist of trading securities primarily held by Capri Insurance Corporation, our captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income in the accompanying statements of operations.

Inventories - Inventories are stated at the lower of cost  or market.  Cost is determined by the lower of cost (weighted average) or market value.

Property and Equipment - Property and equipment are stated at cost or if acquired through acquisition, its value as determined under purchase accounting. Assets subject to impairment write downs are recorded at the lower of net book value or fair value. We capitalize the cost of purchases of property and equipment and capitalize the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred.

Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Years
Slot machines, software and computers	3-5
Furniture, fixtures and equipment	5-10
Leasehold improvements	Lesser of life of lease or estimated useful life
Buildings and improvements	7-39.5

Certain leased properties, in Coventry, England and Bettendorf, Iowa are accounted for in accordance with Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”).

Capitalized Interest - The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest was $3,335, $9,528 and $4,589 for fiscal years 2008, 2007 and 2006, respectively.

Operating Leases - We recognize rent expense for each lease on the straight line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals. Our liabilities include the aggregate difference between rent expense recorded on the straight-line basis and amounts paid under the leases.

Restricted Cash – We classify cash that is either statutorily or contractually restricted as to its withdrawal or usage as a long term asset due to the duration of the underlying restriction. Restricted cash primarily includes amounts related to state tax bonds and other gaming bonds, amounts held in escrow related to leases and other deposits related to new development activities or acquisitions.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost, net of impairments, if any. Other intangible assets include values attributable to acquired gaming licenses, customer lists, and trademarks. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires these assets be reviewed for impairment at least annually. For intangible assets with indefinite lives not subject to amortization, we review, at least annually, the continued use of an indefinite useful life. If these intangible assets are determined to have a finite useful life, they are amortized over their estimated remaining useful lives.

Long-Lived Assets - We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144 which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

Deferred Financing Costs - The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

Self-Insurance – We are self-funded up to a maximum amount per claim for employee-related health care benefits, workers’ compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for workers’ compensation and general liability insurance on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 5.3% and 6.0% at April 27, 2008 and April 29, 2007, respectively. We utilize independent consultants to assist in the determination of estimated accruals. As of April 27, 2008 and April 29, 2007, our employee-related health care benefits program and discounted workers’ compensation and general liabilities for unpaid and incurred but not reported claims are $27,031 and $28,937, respectively and are included in Accrued liabilities-payroll and related for health care benefits and workers’ compensation insurance and in Accrued liabilities-other for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments.

Derivative Instruments and Hedging Activities - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires we recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We utilize derivative financial instruments to manage interest rate risk associated with some of our variable rate borrowings. Derivative financial instruments are intended to reduce our exposure to interest rate risk. We account for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

Revenue Recognition - In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain table games wherein incremental jackpot amounts owed are accrued for games in which every coin played or wagered adds to the jackpot total. Revenues from rooms, food, beverage, entertainment and the gift shop are recognized at the time the related service or sale is performed or made.

Net Revenues - The retail value of rooms, food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues included in the accompanying consolidated statement of operations. We also record the redemption of coupons and points for cash as a promotional allowance. The estimated cost of providing such complimentary services are included in casino expense in the accompanying consolidated statements of operations are as follows:

	Fiscal Year Ended
	April 27,	April 29,	April 30,
	2008	2007	2006

Rooms	$10,080	$12,980	$9,647
Food and beverage	64,145	66,098	58,793
Other	152	223	250
Total cost of complimentary services	$74,377	$79,301	$68,690

Slot Club Awards - We provide slot patrons with rewards based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the value of these outstanding rewards, utilizing the age and prior history of redemptions.

Advertising - Advertising costs are expensed the first time the related advertisement appears. Total advertising costs were $25,217, $22,640 and $21,392 in fiscal years 2008, 2007 and 2006, respectively.

Development Costs - We pursue development opportunities for new gaming facilities in an ongoing effort to expand our business. In accordance with Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”), costs related to projects in the development stage, except for those costs as detailed in SOP 98-5, are recorded as a development expense. Additionally, following the guidance of SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, development costs are expensed when the development is deemed less than probable. Total development costs expensed were $5,539, $16,262 and $20,370, in fiscal years 2008, 2007 and 2006, respectively, and were recorded in the consolidated statements of operations in corporate and development expenses.

Pre-Opening Costs - We account for costs incurred during the pre-opening phase of operations in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, and expense pre-opening costs as incurred. Pre-opening costs include payroll, outside services, advertising, insurance, utilities, travel and various other expenses related to new operations. All such costs are recorded in the consolidated statements of operations in pre-opening. Pre-opening expenses in our consolidated financial statements were incurred in connection with the opening of the Pompano Park racino in April 2007, Isle-Waterloo in June 2007 and Isle-Coventry in July 2007.

Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves related to net operating loss carry forwards and certain temporary differences. Recognizable future tax benefits are subject to a valuation reserve, unless such tax benefits are determined to be more likely than not. On April 30, 2007, we adopted the additional provisions of FASB Interpretation No. 48 (“FIN 48”). We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Earnings (Loss) Per Common Share - In accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”), basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options. Any options with an exercise price in excess of the average market price of the our common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

Stock-Based Compensation – Our stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123(R)”).  On May 1, 2006, we elected the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

Foreign Currency Translation - We account for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated monthly at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are included in stockholders’ equity as accumulated other comprehensive income. The cumulative gain from foreign currency translation included in other comprehensive loss is $2,977 and $3,381 as of April 27, 2008 and April 29, 2007, respectively. Gains and losses from foreign currency transactions are included in marketing and administrative expense. A loss of $356 was recorded in fiscal year 2008 and gains of $1,846 and $1,051 were recorded in fiscal years 2007 and 2006, respectively.

Allowance for Doubtful Accounts – We reserve for receivables that may not be collected.  Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables.  Historical collection rates are considered, as are customer relationships, in determining specific reserves.

Recently Issued Accounting Standards - New Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delaying the effective date of FASB 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact the adoption of SFAS 157, including the deferment provisions of FSP 157-2, will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option have been elected. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently evaluating the fair value option under SFAS 159 and evaluating what impact such adoption would have on the consolidated financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. The Company is currently evaluating the impact of this statement on the consolidated financial statements.

3. Property and Equipment, Net

Property and equipment, net consists of the following:

	April 27,	April 29,
	2008	2007
Property and equipment:
Land and land improvements	$151,747	$141,222
Leasehold improvements	323,155	320,250
Buildings and improvements	719,175	530,358
Riverboats and floating pavilions	142,444	127,812
Furniture, fixtures and equipment	517,591	452,859
Construction in progress	35,438	223,351
Total property and equipment	1,889,550	1,795,852
Less accumulated depreciation and amortization	(560,564)	(457,282)
Property and equipment, net	$1,328,986	$1,338,570

4. Acquisitions

Acquisition of Minority Interest in Black Hawk, Colorado Operations – Effective January 27, 2008, we purchased the 43% minority membership interest in our Black Hawk, Colorado subsidiaries for a purchase price of $64,800, including transaction costs. Following the acquisition, we own 100% of our Black Hawk, Colorado operations.  The purchase price for these membership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. We funded the purchase through cash and borrowings under our Senior Credit Facility.  We accounted for the purchase using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”). Third party valuations for the property and equipment, and intangible assets are still in process. After consideration of the minority interest liability of $29,819, the preliminary purchase price allocation included $14,000 in property and equipment, $10,600 in other intangible assets and $10,381 in goodwill.

Acquisition of Caruthersville - On June 10, 2007, we acquired 100% of the membership interests of Atzar Missouri Riverboat Gaming Company, L.L.C., a Missouri limited liability company located in Caruthersville, Missouri.  The purchase price, including transaction costs, was approximately $46,241, including $2,940 of cash acquired. The purchase price for these membership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. During January 2008, we finalized certain post closing date adjustments with the seller. The purchase was accounted for using the purchase method of accounting in accordance with SFAS 141. Third party valuations were obtained for the property and equipment, and other intangible assets.  The purchase price included $959 in net working capital, $39,861 in property and equipment, and $5,421 in other intangible assets.

5. Intangible Assets and Goodwill

Intangible assets consist of the following:

	April 27, 2008			April 29, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived assets
Gaming licenses	$73,891	$—	$73,891	$61,953	$—	$61,953
Trademarks	12,500	—	12,500	12,201	—	12,201
Intangible assets - subject to amortization
Trademarks	102	(93)	9	—	—	—
Customer lists	3,307	(455)	2,852	—	—	—
Total	$89,800	$(548)	$89,252	$74,154	$—	$74,154

Our indefinite-lived intangible assets consist primarily of gaming licenses and trademarks for which it is reasonably assured that we will continue to renew indefinitely. Our finite-lived assets consist primarily of customer lists amortized over 3 years and trademarks which have a contractual term or it has been decided not to renew, amortized over their remaining legal or contractual life.  The weighted average remaining life of our other intangible assets subject to amortization is approximately 2.5 years.

Future amortization expense of our amortizable intangible assets is as follows:

2009	$1,111
2010	1,102
2011	648
Total	$2,861

A rollforward of goodwill is as follows:

	April 27, 2008	April 29, 2007
Balance, beginning of period	$297,268	$305,365
Acquisition of minority interest in Black Hawk, Colorado operations	10,381	—
Impairment Isle-Lula	—	(7,801)
Other, net	—	(296)
Balance, end of period	$307,649	$297,268

6. Valuation and Other Charges

As a result of continuing losses, a review of expected future operating trends and the current fair values of our long-lived assets in Coventry, England, we have recorded an impairment charge of $77,978 related to long-lived assets of our Coventry operations as of April 27, 2008.  The current fair values used in our determination of the impairment charge were based upon a third party appraisal, a review of historical costs and other relevant information.  The balance of long-lived assets as of April 27, 2008, following the recording of the impairment charge is $55,830.  This includes $5,012 of owned assets used in the operation of our Coventry casino and $50,818 of assets representing the Coventry Convention Center which we are deemed to own under EITF 97-10. Future operating results of and decisions regarding our Coventry casino could result in additional impairment charges associated with these assets.  During the fiscal year 2008, we also recorded valuation and other charges of $7,206 related to the termination of the Company’s plans to develop a new casino in west Harrison County, Mississippi and the cancellation of construction projects in Davenport, Iowa and Kansas City, Missouri and a valuation charge to write-down the carrying value of the Blue Chip casino in Walsall, England.

During fiscal year 2007, we recorded valuation and other charges of $8,466 in the accompanying consolidated statements of operations. The amount primarily relates to the $7,801 goodwill impairment charge at Lula that resulted from our annual valuation review required by FAS 142. Also included in this amount was approximately $665 related to the write-down of the long-lived assets due to the closure of one of the Blue Chip casinos in Walsall, England.

During fiscal year 2006, we recorded valuation and other charges of $13,388 in the accompanying consolidated statements of operations. These charges related to a $9,192 impairment charge against goodwill and other intangible assets and a $554 charge on fixed asset at our Blue Chip properties due to the economic performance of Blue Chip. We also recorded a $3,642 charge related to our then planned exit of Our Lucaya including $2,415 in fixed asset impairments and $1,227 in expected severance payments. During fiscal year 2007, following a new agreement with the Government of the Bahamian, we decided to continue the operations in Our Lucaya and reversed $1,170 of the severance accrual.

7.              Long-Term Debt

Long-term debt consists of the following:

	April 27,	April 29,
	2008	2007
Senior Secured Credit Facilities:
July 2007 Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$130,500	$—
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	869,313	—
February 2005 Credit Facility:
Revolving line of credit	—	210,000
Variable rate term loans	—	293,500
Senior Subordinated Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	500,000	500,000
9% Senior Subordinated Notes, extinguished August 2007	—	200,000
Senior Secured Credit Facilities of Subsidiaries - non-recourse to Isle of Capri Casinos, Inc.
Isle-Black Hawk Credit Facility:
Revolving line of credit	—	16,400
Variable rate term loan	—	187,150
Blue Chip Credit Facility	1,262	6,157
Other	6,214	4,772
	1,507,289	1,417,979
Less current maturities	9,698	7,594
Long-term debt	$1,497,591	$1,410,385

July 2007 Credit Facility - On July 26, 2007, we entered into a $1,350,000 senior secured credit facility (“July 2007 Credit Facility”), replacing the February 2005 Credit Facility. The July 2007 Credit Facility is secured on a first priority basis by substantially all of our assets and by all of our significant domestic subsidiaries.

The July 2007 Credit Facility consists of a $475,000, five-year revolving line of credit and an $875,000 term loan facility. The $875,000 term loan facility consists of a $500,000 senior secured loan facility which was drawn at closing In January 2008, we used proceeds from our term loan facility to fully repay and retire the Isle-Black Hawk Senior Secured Credit Facility. Simultaneously, we designated our Black Hawk subsidiaries as “restricted subsidiaries” under the July 2007 Credit Facility. Our net line of credit availability at April 27, 2008 is approximately $170,000, after consideration of approximately $18,600 in outstanding letters of credit. We have an annual commitment fee related to the unused credit facility of up to 0.5% which is included in interest expense in the accompanying consolidated statements of operations.

The weighted average effective interest rate of the February 2005 and July 2007 Credit Facilities for fiscal years 2008 and 2007 were 6.55% and 7.73%, respectively.

The July 2007 Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The July 2007 Credit Facility also restricts our ability to make certain investments or distributions.  We are in compliance with the covenants as of April 27, 2008.

February 2005 Credit Facility – Prior to entering into the July 2007 Credit Facility, we were party to the February 2005 Credit Facility (“February 2005 Credit Facility”), which consisted of a $400,000 revolving line of credit facility maturing in February 2010 and a $300,000 term loan facility maturing in February 2011.

7% Senior Subordinated Notes - During 2004, we issued $500,000 of 7% Senior Subordinated Notes due 2014 (“7% Senior Subordinated Notes”). The 7% Senior Subordinated Notes are guaranteed, on a joint and several basis, by all of our significant domestic subsidiaries and other subsidiaries as described more fully in Note 18. All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all existing and future senior indebtedness, and equally with all existing and future senior subordinated debt, and senior to any future subordinated indebtedness. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest to the applicable redemption date, if redeemed during the 12-month period beginning on March 1st of the years indicated below:

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

9% Senior Subordinated Notes - During 2002, we issued $200,000 of 9% Senior Subordinated Notes due 2012 (“9% Senior Subordinated Notes”). These 9% Senior Subordinated Notes were called for redemption at 104.5% and redeemed during August 2007.

Isle-Black Hawk Senior Secured Credit Facility - During 2005, Isle of Capri Black Hawk, L.L.C. entered into a $240,000 Second Amended and Restated Credit Agreement and amended such agreement during January 2007 (the “Isle-Black Hawk Credit Facility”). The credit agreement, as amended, provided for a $50,000 revolving credit facility and a $190,000 term loan facility. The credit agreement was secured by liens on substantially all of Isle of Capri Black Hawk, L.L.C.’s assets. As of January 28, 2008, we repaid and cancelled the Isle-Black Hawk Credit Facility with borrowings under our July 2007 Credit Facility.

The weighted-average effective interest rate of total debt outstanding under the Isle-Black Hawk Credit Facility for the fiscal years 2008 and 2007 was 6.99% and 6.79%, respectively.

Blue Chip Credit Facility - Blue Chip Casinos Ltd. (“Blue Chip”) entered into an agreement effective November 28, 2003, as amended on May 24, 2004, with the Bank of Scotland to borrow up to £3,500 (the “Blue Chip Credit Facility”) to fund its casino development program. The Blue Chip Credit Facility is secured on a first priority basis by substantially all of Blue Chip’s assets. As of April 27, 2008, we had repaid all outstanding balances under the term loan facility and had £636 ($1,262) outstanding balance under the £800 revolving loan facility. The interest rate at Blue Chip’s option is (1) the Bank of Scotland’s base rate plus a current margin of 2.0% or (2) LIBOR plus a margin of 1.75%.  For fiscal years 2008 and 2007, the weighted-average effective interest rate was 8.75% and 7.25%, respectively. The Blue Chip Credit Facility is non-recourse to the Company.

Blue Chip was in default of certain debt covenants as of and subsequent to April 27, 2008, which have been cured by Blue Chip or compliance waived by the bank. As of April 27, 2008, Blue Chip had no letters of credit outstanding under the Blue Chip Credit Facility, and net availability under the Blue Chip Credit Facility was £164 ($325).

Losses on Early Extinguishment of Debt - In conjunction with the replacement of the February 2005 Credit Facility with the July 2007 Credit Facility, $2,192 of unamortized debt issuance costs were recorded as a loss on early extinguishment of debt for fiscal year 2008, while the remaining deferred debt issuance costs will be amortized over the respective lives of the new revolver and term credit facilities of the July 2007 Credit Facility. Losses on Early Extinguishment of Debt for the fiscal year 2008 totaled $15,274 and included the $2,192 from the credit facility refinancing, the $9,000 call premium and write-off of $2,468 in unamortized deferred financing costs associated with the call of our 9% Senior Subordinated Notes and $1,614 of unamortized deferred financing costs associated with the early repayment of our Black Hawk Credit Facility.  We followed EITF 96-19 “Debtor’s Accounting for a Modification of Exchange of Debt Instruments” and EITF 98-14 “Debtor’s Accounting for changes in Line-of-Credit or Revolving Debt Arrangements” in accounting for this refinancing transaction and its associated deferred debt issuance costs.

Interest Rate Swap Agreements - We have entered into various interest rate swap agreements pertaining to the July 2007 Credit Facility for an aggregate notional value of $450,000 with maturity dates ranging from fiscal year 2010 to 2012 in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the July 2007 Credit Facility.

These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of fiscal year 2008, as being fully effective.  As a result, there is no impact on our consolidated statement of operations from changes in fair value.  As of April 27, 2008, we recorded a liability of $13,714 in Other long-term liabilities representing the fair market value of the swap agreements and an unrealized loss of $8,555, net of a $5,159 deferred income tax benefit, in Accumulated other comprehensive loss on the consolidated balance sheet. As of fiscal year 2008, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.65%.

The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts not designated as hedging instruments, expressed in present value terms, totaled $0 and $528 as of fiscal year 2008 and fiscal year 2007, respectively. Based on the maturity dates of the contracts, these amounts are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

The aggregate principal payments due on long-term debt as of April 27, 2008 over the next five years and thereafter, are as follows:

Fiscal Years Ending:
2009	$9,698
2010	9,159
2011	9,104
2012	9,123
2013	140,905
Thereafter	$1,329,300
Total	$1,507,289

8. Other Long-Term Obligations

Coventry Convention Center - We entered into an agreement during fiscal year 2004 to lease space for a new casino, which opened in July 2007, in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, and is owned and operated by a non-affiliated entity and began operations in August 2005. Because certain structural elements were installed by us during the construction of the space being leased and certain prepaid lease payments we made, we are required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”. Accordingly, we have recorded a long-term obligation for £24,230 ($48,058) and £23,837 ($47,639) as of April 27, 2008 and April 29, 2007, respectively, even though we do not; (1) own this asset, (2) we are not the obligor on the corresponding long-term obligation and (3) do not participate in or control the operations of the convention center.  Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback under SFAS No. 98 “Accounting for Leases” due to our continuing involvement as a tenant, as a result of our lease prepayments during the construction period of the convention center.  Therefore, we are accounting for the transaction using the direct financing method in accordance with SFAS No. 66 “Accounting for the Sales of Real Estate”.

The other long-term obligation will be reflected in our consolidated balance sheets until completion of the lease term, when the related fixed assets will be removed from our financial statements. At such time, the net of the remaining obligation over the carrying value of the fixed asset will be recognized as a gain on sale of the facility.

The following table represents future minimum payments, which will be recognized as interest expense, due under the long-term obligation as of April 27, 2008 in values of both British Pounds and U.S. Dollars using the April 27, 2008 exchange rate of 1.9833 US Dollars to British Pounds.

Fiscal Years Ending:
2009	£623	$1,236
2010	623	1,236
2011	623	1,236
2012	623	1,236
2013	623	1,236
Thereafter	4,827	9,573
Total minimum lease payments	£7,942	$15,753

Bettendorf Events Center – We have entered into agreements with the City of Bettendorf, Iowa under which the City has agreed to construct an events center adjacent to our new hotel. We will lease, manage, and provide financial and operating support for the events center. The Company has determined the events center is a transaction under EITF 97-10. As such, the Company is deemed to be the owner of the events center during the construction period and at April 27, 2008, has recorded construction in process of $5,428 and an other long-term obligation of $4,247. Total construction costs of the event center are estimated at approximately $20,000.

9. Common Stock

Earnings per Share of Common Stock - The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	April 27,	April 29,	April 30,
	2008	2007	2006
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(96,874)	$(21,329)	$8,631

Income from discontinued operations	—	16,692	10,244

Net income (loss)	$(96,874)	$(4,637)	$18,875

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	30,699,457	30,384,255	30,028,051
Effect of dilutive securities Employee stock options and nonvested restricted stock	—	—	1,242,435
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	30,699,457	30,384,255	31,270,486

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(3.16)	$(0.70)	$0.29
Income from discontinued operations	—	0.55	0.34
Net income (loss)	$(3.16)	$(0.15)	$0.63

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(3.16)	$(0.70)	$0.28
Income from discontinued operations	—	0.55	0.32
Net income (loss)	$(3.16)	$(0.15)	$0.60

Potentially dilutive common stock options excluded from the computation of diluted earnings (loss) per share which were anti-dilutive due to our loss from continuing operations were 3,872,513, and 3,057,054 for fiscal years 2008 and 2007, respectively.  Potentially dilutive common stock options excluded from the computation of diluted earnings per share due to anti-dilution were 335,106 for fiscal year 2006.

Stock Based Compensation—Stock Options – We have two stock-based compensation plans, the 1993 Stock Option Plan and the 2000 Stock Option Plan as amended, which have a maximum of 4,650,000 and 3,500,000 options, respectively, which we reserved for issuance and may be granted to directors, officers and employees.  The plans provide for the issuance of incentive stock options and nonqualified options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant.  We have 350,043 shares available for future issuance under its equity compensation plans as of April 27, 2008.

Effective May 1, 2006, we have adopted SFAS 123(R) using the modified prospective method, thus, results for the periods prior to May 1, 2006 have not been restated in relation to the application of SFAS 123(R). We recognized $7,312 and $7,231 for stock option expense for fiscal years 2008 and 2007, respectively. The income tax benefit recognized for nonqualified stock option expense was approximately $1,861 and $1,584 for fiscal years 2008 and 2007, respectively. We also recognized an excess tax benefit on the exercise of stock options of $977 and $849 in fiscal years 2008 and 2007, respectively which decreased our federal taxes payable.

As of April 27, 2008, there was $10,151 in unrecognized stock compensation costs, related to unvested options, which we expect we will recognize over the remaining vesting periods with a weighted average remaining vesting period of 3.9 years. Stock options granted generally are exercisable in yearly installments of 20%, commencing one year after the date of grant. We recognize compensation expense for these grants on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

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

	April 27, 2008	April 29, 2007	April 30, 2006

Weighted average volatility	43.02%	52.28%	55.03%
Expected dividends	None	None	None
Weighted average expected term (in years)	6.79	5.89	6.36
Weighted average risk-free rate	3.94%	4.69%	4.32%

A summary of option activity for the fiscal year 2008 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Outstanding options at April 30, 2007	2,957,073	$17.96
Options granted	1,762,800	16.40
Options exercised	(546,472)	9.16
Options forfeited and expired	(341,055)	21.86
Outstanding options at April 27, 2008	3,832,346	$18.15	7.5	$—

Outstanding exercisable options at April 27, 2008	1,364,876	$17.68	5.0	$—

The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $5,423, $4,992 and $6,908, respectively. Upon the exercise of options, we issued new shares to the optionee which increases the total number of common shares outstanding. The weighted average fair value of options granted during the fiscal years 2008, 2007 and 2006 was $7.72, $13.67 and $13.09 per share, respectively.

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

April 30, 2006

Net income	$18,875
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,804)
Pro forma income before discontinued operations	$15,071

Earnings per share: Basic
As Reported
Net income	$0.63
Earnings per share: Basic
Pro Forma
Net income	$0.50

Earnings per share: Diluted
As Reported
Net income	$0.60
Earnings per share: Diluted
Pro Forma
Net income	$0.48

 Stock-Based Compensation—Deferred Bonus Plan - In fiscal 2001, our stockholders approved the Deferred Bonus Plan. The Deferred Bonus Plan provides for the issuance of non-vested stock to eligible officers and employees who agree to receive a deferred bonus in the form of non-vested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years and the fair value of the non-vested stock is amortized ratably over the vesting period. At April 27, 2008, the non-vested stock outstanding in connection with the Deferred Bonus Plan totaled 40,167 shares, none of which were granted during fiscal year ended April 27, 2008. Compensation expense related to stock-based compensation under the Deferred Bonus Plan for fiscal years 2008, 2007, and 2006 totaled $265, $548, and $367, respectively. We do not plan to award any further compensation under the Deferred Bonus Plan, however, any grants that have been awarded prior to the Deferred Bonus Plan’s discontinuation will be paid provided the vesting requirements are met.

The following table presents the number and weighted average grant-date fair value of shares granted, vested and forfeited during the fiscal year 2008:

		Weighted
	Number	Average
	of	Fair
	Shares	Value

Non-vested stock at April 29, 2007	99,981	$19.80
Shares granted	—	—
Shares vested	(50,377)	17.33
Shares forfeited	(9,437)	20.47
Non-vested stock at April 27, 2008	40,167	$22.73

The weighted average fair value of shares vested related to the Deferred Bonus Plan for fiscal years 2008, 2007 and 2006 is $873, $266 and $731, respectively.

Stock Repurchase – Since November 15, 2000, our Board of Directors has approved a stock repurchase program, as amended, allowing up to 6,000,000 shares of our common stock to be repurchased.  As of April 27, 2008, we have repurchased 4,895,792 shares of common stock, and retired 553,800 shares of common stock under this stock repurchase program.

10. Deferred Compensation Plans

2005 Deferred Compensation Plan - On January 11, 2005, we adopted the 2005 Deferred Compensation Plan (the “Plan”), which amended and restated the prior deferred compensation arrangement. The Plan is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, bonus payments and any voluntary deferrals to the Company’s Retirement Trust and Savings Plan in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of our common stock.   The liability related to the Plan as of fiscal 2008 and 2007 was $3,242 and $3,108, respectively.  Expense for our contributions related to the Plan was $85, $31 and $36 in fiscal years 2008, 2007 and 2006, respectively

11.  Supplemental Disclosure of Cash Flow Information

For the fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006 we made cash payments of interest, net of capitalized interest for $108,090, $90,620 and $88,360, respectively.  Additionally, we paid income taxes, net of refunds, of $7,949 and $18,528 in fiscal years 2008 and 2007, respectively and collected a refund, net of payments of $392 in fiscal year 2006.

For the fiscal year ended April 27, 2008 we purchased land financed with a note payable for $3,096.  Also, as discussed in Note 8, we acquired $4,247 of assets and obligations related to the Bettendorf Convention Center.

12. Income Taxes

Income tax (benefit) provision from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	April 27,	April 29,	April 30,
	2008	2007	2006
Current:
Federal	$(20,110)	$6,873	$1,459
State	(466)	1,244	2,040
	(20,576)	8,117	3,499
Deferred:
Federal	(40,472)	(8,362)	2,298
State	(3,772)	2,151	(169)
	(44,244)	(6,211)	2,129

Income tax (benefit) provision	$(64,820)	$1,906	$5,628

There is no international tax expense or benefit in our consolidated tax provision for any fiscal year because either our international operations are based in a jurisdiction that does not impose a corporate income tax or the jurisdiction only taxes our local operations and those local operations generate losses for which we have established full valuation allowances. These international losses will be tax benefited at such time that the related international operations generate operating earnings, subject to statutory limitations. Effective April 27, 2008, all of our international operations are subject to taxation in the United States.

A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended
	April 27,	April 29,	April 30,
	2008	2007	2006
Statutory tax (benefit) provision	$(54,889)	$(5,548)	$7,259
Effects of :
State taxes	(5,895)	2,451	1,575
Other
Various permanent differences	1,620	1,528	1,264
Goodwill impairment	—	2,730	—
Employment tax credits	(1,351)	(1,798)	(3,353)
Change in state allowances	1,656	944	296
International operations	1,392	1,412	4,286
Capital loss	(3,136)	—	—
Bad debt expense	(4,377)	—	—
Minority interest	(1,943)	(1,874)	(2,605)
Bahamas impairment	—	845	(870)
Hurricane Katrina involuntary conversion	—	—	(1,843)
Qualified stock option expense	845	1,103	—
Other	1,258	113	(381)
Income tax (benefit) provision	$(64,820)	$1,906	$5,628

Significant components of our domestic net deferred income tax asset (liability) are as follows (in thousands):

	Fiscal Year Ended
	April 27,	April 29,
	2008	2007
Deferred tax liabilities:
Property and equipment	$(24,560)	$(62,449)
Other	(8,034)	(4,661)
Total deferred tax liabilities	(32,594)	(67,110)
Deferred tax assets:
Accrued expenses	21,895	20,050
Alternative minimum tax credit	2,704	—
Employment tax credits	1,848	82
Capital loss carryover	1,576	1,451
Net operating losses	22,011	16,472
Other	12,277	7,586
Total deferred tax assets	62,311	45,641
Valuation allowance on deferred tax assets	(9,343)	(7,561)
Net deferred tax asset	52,968	38,080

Net deferred tax asset (liability)	$20,374	$(29,030)

At April 27, 2008, we have federal net operating loss carryforwards of $30,452 for income tax purposes, with expiration dates from fiscal year 2011 to 2028. Approximately $26,406 of these net operating losses are attributable to IC Holdings Colorado, Inc. and its wholly-owned subsidiary CCSC/Blackhawk, Inc. (“IC Holdings, Inc. & Sub”) and can only be used to offset income earned by these entities. The remaining federal net operating losses are subject to limitations under the internal revenue code and underlying treasury regulations, which may limit the amount ultimately utilized; however, we believe that all federal net operating losses will be utilized prior to expiration.  IC Holdings, Inc. & Sub also has a federal capital loss carryforward of $4,146 that expires in 2011 for which it has established a full valuation allowance because it does not expect to benefit from the capital loss. We also have state income tax net operating loss carryforwards of $216,549 with expiration dates from fiscal year 2009 to 2028. We have determined that it is more likely than not that we will not be able to utilize $134,723 of the state income tax net operating losses and have established a valuation reserve accordingly.  If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at April 27, 2008 will be accounted for as follows: approximately $4,651 will be recognized as a reduction of income tax expense, $4,692 will be recognized as a reduction of goodwill.  We also have a federal general business credit carryforward of $1,848 for income tax purposes, which expires in the fiscal year 2027.  We believe that these credits will be utilized prior to expiration. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.  The property and equipment deferred tax liability at April 27, 2008 is net of the deferred tax asset related to the Coventry impairment of $29,295.

We adopted the provisions of FIN No. 48 on April 30, 2007. The adoption of FIN 48 did not have any impact on our consolidated statement of operations or stockholders’ equity within the consolidated balance sheet. We had a total of $24,152 and $21,819 of unrecognized tax benefits as of April 30, 2007 and April 27, 2008, respectively.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

April 27,
2008

Balance at April 30, 2007	$24,152
Gross increases - tax positions in current period	949
Gross increases - tax positions in prior periods	8,539
Gross decreases - tax positions in prior periods	(486)
Settlements	(11,335)
Lapse of statute of limitations	—
Balance at April 27, 2008	$21,819

Included in the balance of unrecognized tax benefits at April 27, 2008 are $8,128 of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits at April 27, 2008 are $9,318 of tax benefits that, if recognized, would result in adjustments to deferred taxes.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48. Related to the unrecognized tax benefits noted above, we accrued interest of $3,250 and no penalties during the fiscal year ended 2008.  In total, as of April 27, 2008, we have recognized a liability of $5,513 for interest and no amount for penalties.

We believe that an increase in unrecognized tax benefits related to federal and state exposures in the coming year, though possible, cannot be reasonably estimated and will not be significant.  In addition, we believe that it is reasonably possible that an amount between $7,900 and $12,000 of its currently remaining unrecognized tax positions may be recognized by the end of the fiscal year ending April 26, 2009.  These amounts relate to positions taken or to be taken on federal, Louisiana, and Mississippi income tax returns for the fiscal years ending April 2002 through April 2007. These amounts are expected to be resolved during the next twelve months as a result of the anticipated completion of federal, Louisiana, and Mississippi income tax examinations as well as the filing of amended income tax returns.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. As of April 27, 2008, we were no longer subject to examination of our U.S. federal income tax returns filed for tax years prior to 2004, due to statute expirations and settlements. The IRS is currently examining our federal income tax returns for the 2004 and 2005 tax years which relate to our fiscal years ended April 24, 2005 and April 30, 2006, respectively. In addition, various state jurisdictions are currently examining our state income tax returns for various subsidiaries. The tax returns for subsequent years are also subject to examination.

We file in numerous state jurisdictions with varying statutes of limitations. Our unrecognized state tax benefits are related to state tax returns open from tax years 2001 through 2007 depending on each state’s statute of limitations.

 13. Hurricanes and Related Charges

In the fall of 2005, our properties in Biloxi, Mississippi, Lake Charles, Louisiana and Pompano Beach, Florida were struck by Hurricanes Katrina, Rita and Wilma, respectively.

We have insurance coverage related to the three hurricanes for property damage and destruction, and business interruption insurance for incremental costs incurred and for lost profits. We have received partial proceeds from our insurance carriers related to losses we have sustained.  Our belief is we will ultimately collect more than the $75,868 related to the property impairment as the insurance coverage is for replacement value and the insurance receivable recorded for the property impairment represents the net book value of the assets at the date of loss.  In addition, we have not yet received proof of losses on open claims under the business interruption loss of profits coverage related to the claim in Biloxi. We continue to negotiate with our insurers to settle our claims.  The timeline for final settlement of the claims is expected to occur within one year.  Actual insurance receipts in excess of our insurance receivable for loss of income claims are recorded as food, beverage, and other revenues. Other insurance proceeds received above any insurance receivable are shown as a reduction of expense in a component of income from operations.

The following table shows the activity flowing through the hurricane insurance accounts:

	Total Incurred as of
	April 27,	April 29,
	2008	2007

Property impairment (1)	$75,868	$75,868
Incremental costs incurred (2)	85,639	84,793
Loss of income (3)	2,817	2,817
Hurricane related charges, net (4)	(3,019)	(4,776)
Insurance receivable, gross	161,305	158,702
Insurance receipts	(153,755)	(102,662)
Insurance receivable, net of receipts	$7,550	$56,040

(1) Represents the book value of property impairments recognized at the date of loss as a receivable under our insurance policies.

(2) Insured incremental costs incurred by us totaling $85,639 were recorded as an insurance receivable for $847, $22,617, and $62,174 in fiscal years 2008, 2007, and 2006, respectively.

(3) During fiscal 2007, we recorded a gain and insurance receivable of $2,817 as the result of a proof of loss under the business interruption-lost profits coverage.

(4) Primarily represents deductibles under insurance policies recorded as a hurricane related charge during fiscal 2006 which has been partially offset by $1,757 gain on settlement of the Hurricane Rita claim in fourth quarter of fiscal year 2008.

In connection with flooding in the Midwest during April 2008, our Natchez, Mississippi and Davenport, Iowa, locations closed.  As a result, the Company has incurred additional expense of $139 above the insurance deductible which is included in the insurance receivable in the consolidated balance sheet.

Subsequent to our fiscal year end, we received $4,836 of cash which reduced the receivable and related to the settlement of the Hurricane Rita claim.

14. Discontinued Operations

On July 31, 2006, we completed the sale of our Bossier City and Vicksburg properties for cash proceeds of $238,725 net of transaction costs and a working capital adjustment.

On April 25, 2005, the Company and Colorado Grande executed a Stock Purchase Agreement with a subsidiary of Nevada Gold & Casinos, Inc. (“Nevada Gold”) to sell all outstanding shares of the common stock of Colorado Grande to a subsidiary of Nevada Gold. A subsidiary of Nevada Gold was the (43%) minority owner of Isle of Capri Black Hawk, L.L.C. prior to our purchase of their minority interest. The aggregate estimated sales price agreed to was $6,500 payable: (a) $600 in cash upon closing and, (b) a $5,900 promissory note secured by the stock of Colorado Grande and Nevada Gold’s future membership distributions from the Isle-Black Hawk until the note was fully repaid. This note was fully repaid during fiscal year 2008.  The balance outstanding under this note was $1,273 as of April 29, 2007.

The estimated sales price was adjusted by the difference between actual working capital and a target working capital (as defined by the Sales Agreement) on the closing date. The post closing adjustment to adjust the actual working capital to the target working capital was made during the fiscal year ended April 30, 2006 for the Colorado Grande-Cripple Creek property sale and approximately $800 in cash was paid to us by Nevada Gold.

The results of our discontinued operations are summarized as follows:

	Discontinued Operations
	Fiscal Year Ended
	April 29,	April 30,
	2007	2006
Net revenues	$41,291	$166,361
Gain on sale of discontinued operations	23,244	—
Pretax income from discontinued operations	5,599	16,874
Income tax provision from discontinued operations	(12,151)	(6,630)
Income from discontinued operations, net of tax	16,692	10,244

Net interest expense of $3,312 and $12,973 for fiscal years 2007 and 2006, respectively, has been allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company plus our debt that was not attributable to a particular operation in accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations.”

15. Employee Benefit Plan

401(k) Plan – We have a 401(k) plan covering substantially all of our employees who have completed one year of service. Expense for our contributions related to the 401(k) plan was $759, $1,921 and $1,669 in fiscal years 2008, 2007 and 2006, respectively. Our contribution is based on a percentage of employee contributions and may include an additional discretionary amount. The 401(k) plan allows employees to invest no more than 5% of their contribution in our common stock.

16. Related Party Transactions

We lease approximately eight acres of land on a month-to-month basis from an entity owned by our chairman and members of his family. The land is used for parking and warehouse space by the Isle-Bettendorf. The initial term of the lease expires sixty days after written notice is given to either party and rent under the lease is currently $23 per month.

We reimbursed Alter Trading Corporation (a private entity owned by our chairman and his family) for annual lease payments of approximately $34, $46 and $119 in fiscal years 2008, 2007 and 2006, respectively, for property leased by Alter Trading Corporation. The land was leased at our request in order to secure sites for possible casino operations.

A member of the Board of Directors has provided consulting services to us related to on-going contracts and real estate transactions in the United States. The total fees paid were $78 and $56 plus expenses in fiscal years 2008 and 2007.

In 2004, we entered into a contract with a member of the Board of Directors for consulting fees related to on-going contracts and transactions in the United Kingdom. The total fees paid under this contract were $60 in fiscal years 2008, 2007 and 2006, respectively.

In 2005, one of our wholly owned subsidiaries, Isle of Capri Bettendorf, L.C., entered into a Development Agreement with the City of Bettendorf, Iowa and Green Bridge Company relating to the development of a conference/events center in Bettendorf, Iowa, the expansion of the hotel at Bettendorf and related facilities, including a skywalk between the hotel and conference/events center and a parking facility. Green Bridge Company is indirectly wholly owned by our chairman and members of his family. As part of the transaction, Isle of Capri Bettendorf, L.C. purchased certain real estate owned by Green Bridge Company at its fair market value of $393 in fiscal year 2008. Isle of Capri Bettendorf, L.C. will hold Green Bridge Company harmless from certain future increases in assessments on adjacent property owned by Green Bridge Company, capped at $4,500.

17. Fair Value of Financial Instruments

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

The fair value of our long-term debt is estimated based on the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to us for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount. The estimated carrying amounts and fair values of our financial instruments are as follows:

	April 27, 2008		April 29, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$91,790	$91,790	$188,114	$188,114
Marketable securities	18,533	18,533	17,169	17,169
Restricted cash	4,802	4,802	4,637	4,637
Notes receivable	5,000	5,000	6,280	6,280
Interest rate swaps	—	—	528	528

Financial liabilities:
Revolver	$130,500	$130,500	$—	$—
Variable rate term loans	869,313	756,302	—	—
7% Senior subordinated notes	500,000	377,500	500,000	490,500
Senior secured credit facility	—	—	503,500	503,500
9% Senior subordinated notes	—	—	200,000	209,250
Isle-Black Hawk senior secured credit facility	—	—	203,550	203,550
Blue Chip Credit Facility	1,262	1,262	6,157	6,157
Other long-term debt	6,214	6,214	4,772	4,685
Interest rate swaps	13,714	13,714	—	—
Other long-term obligations	52,305	52,305	47,639	47,639

18. Consolidating Condensed Financial Information

Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Subordinated Notes.

The following wholly owned subsidiaries of the Company are co-borrowers, on a joint and several basis, under the July 2007 Credit Facility and are guarantors of the 7% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Services, Inc.; CSNO, L.L.C.; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Bettendorf Marina Corp.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; IOC-Manufacturing, Inc.; Riverboat Corporation of Mississippi — Vicksburg Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; and IOC-Black Hawk Distribution Company, L.L.C.; Casino America of Colorado, Inc.; Black Hawk Holdings, L.L.C. and IOC-Caruthersville, L.L.C.  Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The following subsidiaries are not guarantors or co-borrowers under the July 2007 Credit Facility or the 7% Senior Subordinated Notes: Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; IOC-Mississippi, Inc.; Casino Parking, Inc.; Isle of Capri-Bahamas, Ltd.; IOC-Bahamas Holding, Inc.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; International Marco Polo Services, Inc.; Isle of Capri of Michigan L.L.C.; IOC Services, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; The Isle of Capri Casinos Limited, IOC Pittsburgh, Inc. and Capri Insurance Corporation.

Consolidating condensed balance sheets as of April 27, 2008 and April 29, 2007 are as follows (in thousands):

	As of April 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$46,683	$107,235	$45,568	$(105)	$199,381
Intercompany receivables	1,441,591	(382,547)	20,394	(1,079,438)	—
Investments in subsidiaries	162,496	—	—	(162,496)	—
Property and equipment, net	18,714	1,238,222	72,050	—	1,328,986
Other assets	70,358	368,316	7,125	—	445,799
Total assets	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

Current liabilities	$38,368	$107,672	$37,502	$(105)	$183,437
Intercompany payables	—	889,382	190,056	(1,079,438)	—
Long-term debt, less current maturities	1,491,063	5,041	1,487	—	1,497,591
Other accrued liabilities	22,399	24,670	58,057	—	105,126
Minority interest	—	—	—	—	—
Stockholders’ equity	188,012	304,461	(141,965)	(162,496)	188,012
Total liabilities and stockholders’ equity	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

	As of April 29, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$98,116	$170,803	$51,491	$(72)	$320,338
Intercompany receivables	1,135,623	(459,025)	(61,730)	(614,868)	—
Investments in subsidiaries	270,176	—	—	(270,176)	—
Property and equipment, net	19,644	1,178,899	140,027	—	1,338,570
Other assets	19,250	395,923	7,410	(5,800)	416,783
Total assets	$1,542,809	$1,286,600	$137,198	$(890,916)	$2,075,691

Current liabilities	$61,585	$139,007	$39,556	$(4,407)	$235,741
Intercompany payables	15	542,726	70,731	(613,472)	—
Long-term debt,
less current maturities	1,200,500	205,359	4,526	—	1,410,385
Other accrued liabilities, deferred taxes and long-term obligations	(1,113)	71,136	49,884	—	119,907
Minority interest	—	—	—	27,836	27,836
Stockholders’ equity	281,822	328,372	(27,499)	(300,873)	281,822
Total liabilities and stockholders’ equity	$1,542,809	$1,286,600	$137,198	$(890,916)	$2,075,691

Consolidating condensed statements of operations for the fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006 are as follows:

	For the Fiscal Year Ended April 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$1,092,292	$29,568	$—	$1,121,860
Rooms, food, beverage and other	359	199,582	18,149	(13,015)	205,075
Gross revenues	359	1,291,874	47,717	(13,015)	1,326,935
Less promotional allowances	—	(200,141)	(1,442)	—	(201,583)
Net revenues	359	1,091,733	46,275	(13,015)	1,125,352

Operating expenses:
Casino	—	150,925	12,325	—	163,250
Gaming taxes	—	285,444	2,958	—	288,402
Rooms, food, beverage and other	55,822	409,426	121,420	(13,015)	573,653
Management fee expense (revenue)	(29,886)	37,635	(7,749)	—	—
Depreciation and amortization	5,089	123,264	7,774	—	136,127
Total operating expenses	31,025	1,006,694	136,728	(13,015)	1,161,432

Operating income (loss)	(30,666)	85,039	(90,453)	—	(36,080)
Interest expense, net	(25,196)	(71,037)	(9,239)	—	(105,472)
Loss on extinguishment of debt	(13,660)	(1,614)	—	—	(15,274)
Equity in income (loss) of subsidiaries	(98,617)	—	—	98,617	—

Income (loss) before income taxes and minority interest	(168,139)	12,388	(99,692)	98,617	(156,826)
Income tax (provision) benefit	71,265	(1,094)	(5,351)	—	64,820
Minority interest	—	(4,868)	—	—	(4,868)
Net income (loss)	$(96,874)	$6,426	$(105,043)	$98,617	$(96,874)

	For the Fiscal Year Ended April 29, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$991,399	$24,230	$—	$1,015,629
Rooms, food, beverage and other	94	196,578	17,806	(14,255)	200,223
Gross revenues	94	1,187,977	42,036	(14,255)	1,215,852
Less promotional allowances	—	(213,624)	(834)	—	(214,458)
Net revenues	94	974,353	41,202	(14,255)	1,001,394

Operating expenses:
Casino	—	153,288	6,246	—	159,534
Gaming taxes	—	213,715	(3,311)	—	210,404
Rooms, food, beverage and other	49,643	387,095	42,508	(13,122)	466,124
Management fee expense (revenue)	(31,350)	37,585	(6,235)	—	—
Depreciation and amortization	1,955	94,268	3,283	—	99,506
Total operating expenses	20,248	885,951	42,491	(13,122)	935,568

Operating income (loss)	(20,154)	88,402	(1,289)	(1,133)	65,826
Interest expense, net	(27,772)	(46,186)	(5,118)	(2,605)	(81,681)
Equity in income (loss) of subsidiaries	9,114	—	—	(9,114)	—
Income (loss) from continuing operations before income taxes and minority interest	(38,812)	42,216	(6,407)	(12,852)	(15,855)
Income tax (provision) benefit	17,483	(19,093)	(296)	—	(1,906)
Minority interest	—	—	—	(3,568)	(3,568)
Income (loss) from continuing operations	(21,329)	23,123	(6,703)	(16,420)	(21,329)
Income from discontinued operations, net of taxes	—	16,692	—	—	16,692
Equity in earnings of discontinued operations	16,692	—	—	(16,692)	—
Income from discontinued operations, net of taxes	16,692	16,692	—	(16,692)	16,692
Net income (loss)	$(4,637)	$39,815	$(6,703)	$(33,112)	$(4,637)

	For the Fiscal Year Ended April 30, 2006
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$973,648	$30,495	$—	$1,004,143
Rooms, food, beverage and other	146	177,717	17,428	(11,901)	183,390
Gross revenues	146	1,151,365	47,923	(11,901)	1,187,533
Less promotional allowances	—	(198,768)	(1,406)	—	(200,174)
Net revenues	146	952,597	46,517	(11,901)	987,359

Operating expenses:
Casino	—	144,201	7,659	—	151,860
Gaming taxes	—	214,642	4,723	—	219,365
Rooms, food, beverage and other	41,582	330,005	63,338	(4,081)	430,844
Management fee expense (revenue)	(34,172)	41,617	(7,445)	—	—
Depreciation and amortization	1,540	83,405	6,429	(2,556)	88,818
Total operating expenses	8,950	813,870	74,704	(6,637)	890,887

Operating income (loss)	(8,804)	138,727	(28,187)	(5,264)	96,472
Interest expense, net	(14,508)	(44,053)	(2,405)	(12,675)	(73,641)
Loss on early extinguishment of debt	—	(2,110)	—	—	(2,110)
Equity in income (loss) of subsidiaries	24,633	—	—	(24,633)	—
Income (loss) from continuing operations before income taxes and minority interest	1,321	92,564	(30,592)	(42,572)	20,721
Income tax (provision) benefit	7,310	(16,822)	3,884	—	(5,628)
Minority interest	—	—	—	(6,462)	(6,462)
Income (loss) from continuing operations	8,631	75,742	(26,708)	(49,034)	8,631
Income from discontinued operations, net of taxes	—	10,460	(216)	—	10,244
Equity in earnings of discontinued operations	10,244	—	—	(10,244)	—
Income from discontinued operations, net of taxes	10,244	10,460	(216)	(10,244)	10,244
Net income (loss)	$18,875	$86,202	$(26,924)	$(59,278)	$18,875

Consolidating condensed statements of cash flows for the fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006 are as follows:

	For the Fiscal Year Ended April 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$(59,756)	$204,239	$(11,126)	$—	$133,357
Net cash provided by (used in) investing activities	(301,245)	(271,981)	(20,507)	291,287	(302,446)
Net cash provided by (used in) financing activities	283,469	49,816	30,516	(291,287)	72,514
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	251	—	251
Net increase (decrease) in cash and cash equivalents	(77,532)	(17,926)	(866)	—	(96,324)
Cash and cash equivalents at beginning of the period	82,895	85,466	19,753	—	188,114
Cash and cash equivalents at end of the period	$5,363	$67,540	$18,887	$—	$91,790

	For the Fiscal Year Ended April 29, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$(382)	$79,308	$(8,031)	$—	$70,895
Net cash provided by (used in) investing activities	16,105	(149,463)	(118,495)	54,582	(197,271)
Net cash provided by (used in) financing activities	37,980	72,887	137,253	(54,582)	193,538
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(97)	—	(97)
Net increase (decrease) in cash and cash equivalents	53,703	2,732	10,630	—	67,065
Cash and cash equivalents at beginning of the period	29,192	82,734	9,123	—	121,049
Cash and cash equivalents at end of the period	$82,895	$85,466	$19,753	$—	$188,114

	For the Fiscal Year Ended April 30, 2006
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$(84,861)	$217,927	$(46,391)	$—	$86,675
Net cash provided by (used in) investing activities	(89,463)	(159,967)	(9,662)	82,656	(176,436)
Net cash provided by (used in) financing activities	149,932	(47,543)	45,175	(82,656)	64,908
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(575)	—	(575)
Net increase (decrease) in cash and cash equivalents	(24,392)	10,417	(11,453)	—	(25,428)
Cash and cash equivalents at beginning of the period	53,584	72,317	20,576	—	146,477
Cash and cash equivalents at end of the period	$29,192	$82,734	$9,123	$—	$121,049

19. Selected Quarterly Financial Information (unaudited)

	Fiscal Quarters Ended
	July 29,	October 28,	January 27,	April 27,
	2007	2007	2008	2008

Net revenues	$278,533	$278,838	$269,665	$298,316
Operating income	18,046	2,304	6,279	(62,709)
Net loss	(7,115)	(24,635)	(13,849)	(51,275)

Loss per common share basic and diluted	$(0.23)	$(0.80)	$(0.45)	$(1.66)

Weighted average basic and diluted shares	30,417,036	30,726,768	30,836,139	30,845,436

	Fiscal Quarters Ended
	July 30,	October 29,	January 28,	April 29,
	2006	2006	2007	2007

Net revenues	$273,968	$243,224	$230,839	$253,363
Operating income	31,340	13,959	9,707	10,820
Income (loss) from continuing operations	5,328	(4,187)	(9,346)	(13,124)
Income (loss) from discontinued operations, net of income taxes	3,956	13,817	416	(1,497)
Net income (loss)	9,284	9,630	(8,930)	(14,621)
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$0.18	$(0.14)	$(0.31)	$(0.43)
Income (loss) from discontinued operations, net of income taxes	0.13	0.46	0.02	(0.05)
Net income (loss)	$0.31	$0.32	$(0.29)	$(0.48)
Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$0.17	$(0.14)	$(0.31)	$(0.43)
Income (loss) from discontinued operations, net of income taxes	0.13	0.46	0.02	(0.05)
Net income (loss)	$0.30	$0.32	$(0.29)	$(0.48)

Weighted average basic shares	30,422,077	30,346,015	30,371,020	30,400,245
Weighted average diluted shares	31,403,879	30,346,015	30,371,020	30,400,245

We opened new casino operations in Pompano, Waterloo, and Coventry in April 2007, June 2007, and July 2007, respectively.  We acquired our casino operations in Caruthersville in June 2007.

A summary of certain revenues and expenses impacting our quarterly financial results is as follows:

	Fiscal Quarters Ended
	July 29,	October 28,	January 27,	April 27,
	2007	2007	2008	2008
(Expense) Revenue
Write-offs and Valuation Charges	—	(6,526)	—	(78,658)
Preopening	(6,133)	(324)	—	—
Insurance recoveries	348	—	—	1,757
Development costs	(1,523)	(799)	(1,546)	(1,672)
Loss on early extinguishment of debt	(2,192)	(11,468)	—	(1,614)

	Fiscal Quarters Ended
	July 30,	October 29,	January 28,	April 29,
	2006	2006	2007	2007
(Expense) Revenue
Write-offs and Valuation Charges	—	(665)	—	(7,801)
Preopening	(249)	(389)	(2,499)	(10,436)
Insurance recoveries	—	—	2,817	—
Our Lucaya lease termination and settlement	(2,250)	—	—	11,776
Development costs	(4,727)	(4,534)	(5,393)	(1,608)
Corporate office relocation	(2,608)	(988)	(1,122)	(670)

Write-offs and Valuation Charges – During fiscal year 2008, we recorded $78,658 in impairment charges related to our UK operations and $6,526 of charges primarily related to costs previously capitalized in connection with a proposed project in west Harrison County, Mississippi and the write-off of construction projects in Davenport, Iowa and Kansas City, Missouri, and.  In fiscal year 2007 we recorded $665 in impairment charges related to our Blue Chip operations and $7,801 in goodwill impairment related to our operations in Lula, Mississippi.

Preopening expense – Were incurred prior to the opening of our casinos in Pompano, Waterloo and Coventry.

Insurance recoveries – Reflect primarily receipts relating to business interruption claims.

Loss on extinguishment of debt – During fiscal year 2008, we extinguished our 9% Subordinated Notes and Black Hawk Credit Facility, and we refinanced our February 2005Credit Facility.

Our Lucaya lease termination and settlement – During the first quarter of fiscal year 2007 we terminated our lease in Our Lucaya resulting in an expense of $2,250. During the fourth quarter of fiscal 2007 we reached a settlement reinstating our lease and other items, and retroactively reducing our gaming taxes resulting in income of $9,526.

Development Expenses – Expenses include costs for the pursuit of opportunities for new gaming facilities to expand our business.  The level of such expenses is subject to change based upon the level of development activities.

Corporate Office Relocation – During fiscal year 2007 we relocated our corporate office from Biloxi, Mississippi to St. Louis, Missouri.

20. Commitments and Contingencies

Blue Chip Casinos, Ltd. - In November 2003, pursuant to a subscription and shareholders agreement, the Isle of Capri Casinos, Ltd. (the “Isle-Ltd.”), a wholly owned subsidiary of the Company, acquired a two-thirds interest in Blue Chip. Under the agreement, the Isle-Ltd. has the option to require the minority shareholders to sell their respective shares to the Isle-Ltd at fair value or at a price to be agreed upon.  This option is available for a period of two years from the later of five years after the acquisition date or for three years after the introduction of new gaming laws.  If the Isle-Ltd. does not exercise its option, the minority shareholders have the right, during the one-year period after the option expiration date, to require the Isle-Ltd. to purchase the minority shares at fair value or at a price to be agreed upon.  Due to the current uncertainty in United Kingdom gaming legislation and the long-term nature of this option, the impact of this obligation is not reasonably estimable at this time.

Operating Leases - Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 27, 2008:

Fiscal Years Ending:
2009	$21,670
2010	16,912
2011	15,728
2012	15,486
2013	15,537
Thereafter	587,742
Total minimum lease payments	$673,075

Rent expense was approximately $37,794, $41,060 and $36,051 in fiscal years 2008, 2007 and 2006, respectively.  Such amounts include contingent rentals of $9,182, $10,208 and $9,559 in fiscal years 2008, 2007 and 2006, respectively.

Our Lucaya - During fiscal 2007, as part of our agreement with the Bahamian government, we obtained a retroactive reduction in our gaming tax rate to be applied to the casinos historical and future gaming revenues.  This resulted in our reversing expense, in fiscal year 2007, of approximately $6,856 in previously accrued estimated gaming taxes.  We also agreed with the Bahamian government on a receivable related to a marketing subsidy for the casino.  Under this agreement, we reversed a $1,500 reserve allowance we had previously recorded against this marketing subsidy receivable.

Legal and Regulatory Proceedings - Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance.  The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece.  Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action.  Through April 27, 2008, we have accrued an estimated liability including interest of $8,910.  The Athens Civil Court of First Instance granted judgment in our favor and dismissed the civil lawsuit.  Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed.  The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter.  During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have a jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which court in May 2008 rendered judgment in our favor on procedural grounds and not on the merits.  We expect the Greek government to appeal this decision to the Administrative Supreme Court.  Therefore, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty.  We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

Subsequent Event – Subsequent to fiscal year end 2008, we reached an agreement terminating our agreement for the potential development of a casino project in Portland Oregon.  As a part of this agreement, we agreed to terminate our rights under a land option and to pay a termination fee. As a result of this termination, we plan to record a $6,000 charge in our first quarter of fiscal 2009 consisting of a write-off of $5,000 representing our rights under the land option and $1,000 termination fee.  Under the terms of the agreement we retain certain rights but no continuing obligations with regard to this development project.

ISLE OF CAPRI CASINOS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Accounts Receivable Reserve

Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year

Year Ended April 27, 2008	$4,335	$3,407	$3,484	$4,258

Year Ended April 29, 2007	1,909	2,716	290	4,335

Year Ended April 30, 2006	2,483	1,563	2,137	1,909

Other Receivables Reserve

Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year

Year Ended April 27, 2008	$3,194	$—	$—	$3,194

Year Ended April 29, 2007	2,345	1,000	151	3,194

Year Ended April 30, 2006	2,345	—	—	2,345

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of April 27, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 27, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of April 27, 2008, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as stated in their report which is included in Item 8.

Changes in Internal Controls over Financial Reporting - There have been no changes in our internal controls over financial reporting during the quarter ended April 27, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting, other than the remediation of the material weakness discussed below.

Inherent Limitations on Effectiveness of Controls - Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Remediation of Material Weakness - As disclosed in our fiscal 2007 third quarter report on Form 10-Q/A as of January 28, 2007, we identified a material weakness in our internal control over financial reporting related to controls over the accounting for leases. A material weakness is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. We have remediated the material weakness for lease accounting during the fourth quarter of fiscal year 2008 by engaging a third party professional services firm to review all of our leases and to verify we are recording leases in accordance with generally accepted accounting principles, based on lease terms. In addition, we have implemented a revised Summary of Procedures for lease accounting. These updated procedures state the technical guidance on accounting for leases and instituted a multi-level review control for new leases at the property level and at the corporate office.

ITEM 9B.                              OTHER INFORMATION

None.

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This item has been omitted from this report and is incorporated by reference to Isle of Capri’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11.                                EXECUTIVE COMPENSATION

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

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This item has been omitted from this report and is incorporated by reference to Isle of Capri’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item has been omitted from this report and is incorporated by reference to Isle of Capri’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K.

(a)     Consolidated financial statements filed as part of this report are listed under Part II, Item 8.

(b)     The exhibits listed on the “Index to Exhibits” are filed with this report or incorporated by reference as set forth below.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statement or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISLE OF CAPRI CASINOS, INC.

Dated: July 10, 2008	By:	/s/ James B. Perry
James B. Perry,
Chief Executive Officer, Executive Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 10, 2008	/s/ James B. Perry
James B. Perry, Chief Executive Officer, Executive Vice Chairman of the Board and Director (Principal Executive Officer)

Dated: July 10, 2008	/s/ Dale R. Black
Dale R. Black, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: July 10, 2008	* BERNARD GOLDSTEIN
Bernard Goldstein, Chairman of the Board and Director

Dated: July 10, 2008	* ROBERT S. GOLDSTEIN
Robert S. Goldstein, Vice Chairman of the Board and Director

Dated: July 10, 2008	* ALAN J. GLAZER
Alan J. Glazer, Director

Dated: July 10, 2008	* LEE WIELANSKY
Lee Wielansky, Director

Dated: July 10, 2008	* W. Randolph Baker
W. Randolph Baker, Director

Dated: July 10, 2008	* JEFFREY D. GOLDSTEIN
Jeffrey D. Goldstein, Director

Dated: July 10, 2008	* JOHN BRACKENBURY
John Brackenbury, Director

Dated: July 10, 2008	* SHAUN R. HAYES
Shaun R. Hayes, Director

* Dale R. Black, by signing his name hereto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Registration Statement.

Dated: July 10, 2008	/s/ Dale R. Black
Dale R. Black,
Attorney-in-Fact

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1A	Certificate of Incorporation of Casino America, Inc. (Incorporated by reference to the Registration Statement on Form S-1 filed September 3, 1993)

3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (Incorporated by reference to the Proxy Statement for the fiscal year ended April 26, 1998)

3.2A	By-laws of Casino America, Inc. (Incorporated by reference to the Registration Statement on Form S-1 filed September 3, 1993)

3.2B	Amendment to By-laws of Casino America, Inc., dated February 7, 1997 (Incorporated by reference to Exhibit 3.2A to the Annual Report on Form 10-K filed on July 28, 1997)

4.1

Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed on May 12, 2004)

10.1†	Casino America, Inc. description of Employee Bonus Plan (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended April 30, 1993)

10.2†	Director’s Option Plan (Incorporated by reference to the Registration Statement on Form S-8 filed June 30, 1994)

10.3†	Amended Casino America, Inc. 1993 Stock Option Plan (Incorporated by reference to the Proxy Statement filed on August 25, 1997)

10.4†	Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)

10.5†	Amended and Restated Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on August 27, 2007)

10.6†	Isle of Capri Casinos, Inc. Deferred Bonus Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)

10.7†	Isle of Capri Casinos, Inc.’s 1995 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed on March 1, 2005)

10.8†	Isle of Capri Casinos, Inc.’s 2005 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q filed on March 1, 2005)

10.9†	Isle of Capri Casinos, Inc.’s 2005 Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Quarterly Report Form 10-Q filed on March 1, 2005)

10.10†	Isle of Capri Casinos, Inc. Master Retirement Plan (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on July 6, 2005)

10.11†

Employment Agreement, dated as of January 1, 2002, between Isle of Capri Casinos, Inc. and Allan B.Solomon (Incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-4 filed on June 19, 2002)

10.12†

Employment Agreement, dated as of January 1, 2005, between Isle of Capri Casinos, Inc. and Robert F. Griffin (Incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q filed on March 1, 2005)

10.13†

Employment Agreement, dated January 13, 2006, between Isle of Capri Casinos, Inc. and Donn R. Mitchell II (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on January 19, 2006).

10.14†

Consulting Agreement, dated as of March 23, 2006, by and between John G. Brackenbury and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on From 8-K filed on March 29, 2006)

EXHIBIT NUMBER	DESCRIPTION
10.15†

Employment Agreement, dated as of July 16, 2007, between Isle of Capri Casinos, Inc. and Virginia McDowell (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2007)

10.16†

Employment Agreement dated as of December 3, 2007, between Isle of Capri Casinos, Inc. and Dale R. Black (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2007)

10.17†

Employment Agreement, dated as of March 4, 2008, between Isle of Capri Casinos, Inc. and James B. Perry (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2008)

10.18†*	Employment Agreement, dated as of July 1, 2008, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr.

10.19†*	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc.

10.20†*	Form Stock Option Award Agreement

10.21†

Consulting Agreement, dated as of March 23, 2006, between John G. Brackenbury and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on From 8-K filed on March 29, 2006)

10.22

Credit Agreement, dated as of July 26, 2007 among Isle of Capri Casinos, Inc., the Lenders listed herein, Credit Suisse, Cayman Island Branch, as administrative agent, issuing bank and swing line lender, Credit Suisse Securities (USA) LLC, as lead arranger and bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as co-syndication agents and U.S. Bank, N.A. and Wachovia Bank, National Association, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.23

Security Agreement, dated as of July 26, 2007, among Isle of Capri Casinos, Inc., its material subsidiaries party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent for and representative of the financial institutions party to the Credit Agreement and any Hedge Providers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.24

Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.25

Addendum to Lease Agreement, dated August 1, 1992, between the City of Biloxi, Mississippi, Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.26

Second Addendum to Lease, dated April 9, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.27

Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

10.28

Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.29

First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

10.30

Point Cadet Compromise and Settlement Agreement, dated August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an Exhibit 10.29 to the Annual Report on Form 10-K filed on July 30, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.31

Biloxi Waterfront Project Garage-Podium Lease and Easement dated as of August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an Exhibit 10.30 to the Annual Report on Form 10-K filed on July 30, 2007)

10.32

Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.33

Second Amendment to Berth Rental Agreement dated August 13, 1996, (ii) Third Amendment to Berth Rental Agreement dated December 14, 1999 and (iii) Letter Agreement to Berth Rental Agreement dated October 17, 2006 (Biloxi) (Incorporated by reference to an Exhibit 10.32 to the Annual Report on Form 10-K filed on July 30, 2007)

10.34

Agreement on Casino Berth Tract dated as of August 15, 2002, State consented to dredging, wharfing and filling by Isle of areas to reconfigure Berth Tract to accommodate a larger gaming vessel (Biloxi) (Incorporated by reference to an Exhibit 10.33 to the Annual Report on Form 10-K filed on July 30, 2007)

10.35

Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to an Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)

10.36

Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)

10.37

Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.46 to the Annual Report on Form 10-K filed on July 28, 2000)

10.38

Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.47 to the Annual Report on Form 10-K filed on July 28, 2000)

10.39*	Lease of premises at the Arena, Phoenix Way, Foleshill, Coventry dated February 7th, 2007 by and among Arena Coventry Limited, Isle of Capri Casinos Limited and Isle of Capri Casinos, Inc.

10.40*	Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997.

10.41*	Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999.

10.42*	Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001.

10.43*

Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River’s Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001.

10.44*	Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000.

10.45*	Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of August 15, 1995

10.46*	Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 4, 1996.

10.47*	Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of March 21, 2003.

EXHIBIT NUMBER	DESCRIPTION
10.48*	Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003.

10.49

Operator’s Contract dated August 11, 1994; as amended by: (i) Amendment to Operator’s Contract dated August 15, 1998; and (ii) Second Amendment to Operator’s Contract dated June 30, 2004 (Bettendorf) (Incorporated by reference to an Exhibit 10.38 to the Annual Report on Form 10-K filed on July 30, 2007)

12.1*	Computation of ratio of earnings to fixed charges

21.1*	Significant Subsidiaries of Isle of Capri Casinos, Inc.

23.1*	Consent of Ernst & Young LLP

24.1*	Powers of Attorney Directors

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1*	Description of Governmental Regulation.

*                                  Filed herewith.

†                                   Management contract or compensatory plan or arrangement.