Form 10-Q
period 2008-07-27
ISLE OF CAPRI CASINOS INC
filed 2008-09-05
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of September 4, 2008, the Company had a total of 30,883,641 shares of Common Stock outstanding (which excludes 4,342,443 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 27,	April 27,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,462	$91,790
Marketable securities	19,857	18,533
Accounts receivable, net	10,762	12,195
Insurance receivable, net	3,791	7,689
Income tax receivable	28,952	28,663
Deferred income taxes	12,606	12,606
Prepaid expenses and other assets	39,868	27,905
Total current assets	226,298	199,381
Property and equipment, net	1,304,028	1,328,986
Other assets:
Goodwill	307,649	307,649
Other intangible assets, net	88,966	89,252
Deferred financing costs, net	12,738	13,381
Restricted cash	2,774	4,802
Prepaid deposits and other	22,236	22,948
Deferred income taxes	6,040	7,767
Total assets	$1,970,729	$1,974,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,706	$9,698
Accounts payable	22,451	29,283
Accrued liabilities:
Interest	17,758	8,580
Payroll and related	44,854	47,618
Property and other taxes	31,044	30,137
Other	63,742	58,121
Total current liabilities	189,555	183,437
Long-term debt, less current maturities	1,490,273	1,497,591
Other accrued liabilities	43,890	52,821
Other long-term liabilities	56,919	52,305
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 35,229,670 at July 27, 2008 and 35,229,006 at April 27, 2008	353	353
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	190,213	188,036
Retained earnings	54,627	58,253
Accumulated other comprehensive income (loss)	(2,663)	(5,601)
	242,530	241,041
Treasury stock, 4,342,443 shares at July 27, 2008 and 4,372,073 shares at April 27, 2008	(52,438)	(53,029)
Total stockholders’ equity	190,092	188,012
Total liabilities and stockholders’ equity	$1,970,729	$1,974,166

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	July 27,	July 29,
	2008	2007
Revenues:
Casino	$281,001	$277,234
Rooms	13,706	13,841
Pari-mutuel commissions and fees	4,273	4,576
Food, beverage and other	33,040	34,068
Gross revenues	332,020	329,719
Less promotional allowances	49,715	51,186
Net revenues	282,305	278,533
Operating expenses:
Casino	40,426	39,363
Gaming taxes	71,145	69,072
Rooms	3,389	3,181
Pari-mutuel	3,186	3,672
Food, beverage and other	11,318	11,629
Marine and facilities	16,905	16,490
Marketing and administrative	68,252	69,316
Corporate and development	10,306	11,074
Write-offs and other charges	6,000	—
Pre-opening	—	6,133
Depreciation and amortization	32,739	30,557
Total operating expenses	263,666	260,487
Operating income	18,639	18,046
Interest expense	(24,656)	(25,814)
Interest income	557	1,094
Loss on early extinguishment of debt	—	(2,192)

Loss before income taxes and minority interest	(5,460)	(8,866)
Income tax benefit	1,834	3,678
Minority interest	—	(1,927)
Net loss	$(3,626)	$(7,115)

Loss per common share-basic and diluted:
Net loss	$(0.12)	$(0.23)

Weighted average basic and diluted shares	30,866,687	30,417,036

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accum.
					Other
					Compre-
	Shares of		Additional		hensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 27, 2008	35,229,006	$353	$188,036	$58,253	$(5,601)	$(53,029)	$188,012
Net loss	—	—	—	(3,626)	—	—	(3,626)
Unrealized gain on interest rate swap contracts net of income tax provision of $1,728	—	—	—	—	2,912	—	2,912
Foreign currency translation adjustments	—	—	—	—	26	—	26
Comprehensive loss	—	—	—	—	—	—	(688)
Issuance of deferred bonus shares from treasury stock	—	—	(591)	—	—	591	—
Deferred bonus expense and other	664	—	48	—	—	—	48
Stock compensation expense	—	—	2,720	—	—	—	2,720
Balance, July 27, 2008	35,229,670	$353	$190,213	$54,627	$(2,663)	$(52,438)	$190,092

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	July 27,	July 29,
	2008	2007
Operating activities:
Net loss	$(3,626)	$(7,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,739	30,557
Amortization and deferred financing costs	640	655
Loss on derivative instruments	—	226
Write-offs and other charges	5,000	—
Stock compensation expense	2,720	875
Deferred compensation expense	48	66
Loss on extinguishment of debt	—	2,192
(Gain) loss on disposal of assets	(66)	38
Minority interest	—	1,927
Changes in operating assets and liabilities, net of dispositions:
Marketable securities	(1,324)	(671)
Accounts receivable	1,433	(1,628)
Insurance receivable	3,898	(1,795)
Income tax receivable	(289)	(6,577)
Prepaid expenses and other assets	(10,796)	(15,985)
Accounts payable and accrued liabilities	6,007	16,084
Net cash provided by operating activities	36,384	18,849

Investing activities:
Purchase of property and equipment	(8,201)	(93,114)
Payments towards gaming license	(4,000)	(4,000)
Net cash paid for acquisitions	—	(43,026)
Decrease in restricted cash	1,704	1,998
Net cash used in investing activities	(10,497)	(138,142)

Financing activities:
Proceeds from debt issuance	—	500,000
Principal payments on debt	(2,398)	(294,091)
Borrowings on line of credit	(4,917)	(130,165)
Payment of deferred financing costs	—	(8,378)
Proceeds from exercise of stock options including tax benefit	—	645
Net cash provided by (used in) financing activities	(7,315)	68,011

Effect of foreign currency exchange rates on cash	100	24

Net (decrease) increase in cash and cash equivalents	18,672	(51,258)
Cash and cash equivalents, beginning of period	91,790	188,114
Cash and cash equivalents, end of the period	$110,462	$136,856

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

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying interim consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 27, 2008 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2009 and 2008 are both 52-week years, which commenced on April 28, 2008 and April 30, 2007, respectively.

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

3.  Long-Term Debt

Long-term debt consists of the following:

	July 27,	April 27,
	2008	2008
Senior Secured Credit Facilities:
July 2007 Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$125,500	$130,500
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	867,125	869,313
Senior Subordinated Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	500,000	500,000
Blue Chip Credit Facility	1,349	1,262
Other	6,005	6,214
	1,499,979	1,507,289
Less current maturities	9,706	9,698
Long-term debt	$1,490,273	$1,497,591

July 2007 Credit Facility - On July 26, 2007, we entered into a $1,350,000 senior secured credit facility (“July 2007 Credit Facility”), replacing our previous senior credit facility. The July 2007 Credit Facility is secured on a first priority basis by substantially all of our assets and by all of our significant domestic subsidiaries.  The July 2007 Credit Facility consists of a $475,000, five-year revolving line of credit and an $875,000 term loan facility.

Our net line of credit availability at July 27, 2008 is approximately $156,000, after consideration of $14,111 in outstanding letters of credit.  We have an annual commitment fee related to the unused credit facility of up to 0.5% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the July 2007 Credit Facility for the three months ended July 27, 2008 was 5.61%.

The July 2007 Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The July 2007 Credit Facility also restricts our ability to make certain investments or distributions.  We are in compliance with the covenants as of July 27, 2008.

7% Senior Subordinated Notes - During 2004, we issued $500,000 of 7% Senior Subordinated Notes due 2014 (“7% Senior Subordinated Notes”). The 7% Senior Subordinated Notes are guaranteed, on a joint and several basis, by all of our significant domestic subsidiaries and certain other subsidiaries as described in Footnote 13.  All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all senior indebtedness.  The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

Blue Chip Credit Facility - Blue Chip Casinos Ltd. (“Blue Chip”) entered into an agreement effective November 28, 2003, as amended on May 24, 2004, with the Bank of Scotland to borrow up to £3,500 (the “Blue Chip Credit Facility”) to fund its casino development program. The Blue Chip Credit Facility is secured on a first priority basis by substantially all of Blue Chip’s assets. As of July 27, 2008, we had repaid all outstanding balances under the term loan facility and had £678 ($1,349) outstanding balance under the £800 revolving loan facility. The interest rate at Blue Chip’s option is (1) the Bank of Scotland’s base rate plus a current margin of 2.0% or

(2) LIBOR plus a margin of 1.75%.  As of July 27, 2008, the effective interest rate was 8.00%.  The Blue Chip Credit Facility is non-recourse to the Company.

Blue Chip was in default of certain debt covenants during the three months ended July 27, 2008, which have been cured by Blue Chip or compliance waived by the bank. As of July 27, 2008, Blue Chip had no letters of credit outstanding under the Blue Chip Credit Facility, and net availability under the Blue Chip Credit Facility was £122 ($242).

Losses on Early Extinguishment of Debt - In conjunction with the replacement of our previous credit facility with the July 2007 Credit Facility, $2,192 of unamortized debt issuance costs were recorded as a loss on early extinguishment of debt for period ended July 29, 2007.

Interest Rate Swap Agreements - We have entered into various interest rate swap agreements pertaining to the July 2007 Credit Facility for an aggregate notional value of $500,000 with maturity dates ranging from fiscal year 2010 to 2014 in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the July 2007 Credit Facility.

These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of July 27, 2008, as being fully effective.  As a result, there is no impact on our consolidated statement of operations from changes in fair value.  As of July 27, 2008, we recorded a liability of $9,098 in Other long-term liabilities representing the fair market value of the swap agreements and an accumulated unrealized loss of $5,666 net of a $3,432 deferred income tax benefit, in Accumulated other comprehensive loss on the consolidated balance sheet. As of July 27, 2008, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.58%.

4.  Other Long-Term Obligations

Coventry Convention Center - We entered into an agreement during fiscal year 2004 to lease space for a new casino, which opened in July 2007, in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, and is owned and operated by a non-affiliated entity and began operations in August 2005. Because certain structural elements were installed by us during the construction of the space being leased and certain prepaid lease payments were made, we are required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”. Accordingly, we have recorded a long-term obligation for £24,301 ($48,310) and £24,231 ($48,057) as of July 27, 2008 and April 27, 2008, respectively, even though we; (1) do not own this asset, (2) we are not the obligor on the corresponding long-term obligation and (3) do not participate in or control the operations of the convention center.  Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback under SFAS No. 98 “Accounting for Leases” due to our continuing involvement as a tenant, as a result of our lease prepayments during the construction period of the convention center.  Therefore, we are accounting for the transaction using the direct financing method in accordance with SFAS No. 66 “Accounting for the Sales of Real Estate”.

The other long-term obligation will be reflected in our consolidated balance sheets until completion of the lease term, when the related fixed assets will be removed from our financial statements. At such time, the net of the remaining obligation over the carrying value of the fixed asset will be recognized as a gain on sale of the facility.

Bettendorf Events Center - We have entered into agreements with the City of Bettendorf, Iowa under which the City has agreed to construct an events center adjacent to our new hotel. We will lease, manage, and provide financial and operating support for the events center. The Company has determined the events center is a transaction under (EITF 97-10). As such, the Company is deemed, for accounting purposes only, to be the owner of the events center during the construction period and at July 27, 2008, has recorded construction in process of $10,166 and an other long-term obligation of $8,609. Total construction costs of the event center, when completed, are estimated to be approximately $20,000.

5.  Write –Offs and Other Charges

During the three months ended July 27, 2008, we reached an agreement terminating our agreement for the potential development of a casino project in Portland, Oregon.  As a part of this agreement, we agreed to terminate our rights under a land option and to pay a termination fee.  As a result of this termination, we recorded a $6,000 charge consisting of a non-cash write-off of $5,000 representing our rights under the land option and $1,000 termination fee.  Under the terms of the agreement, we retain certain rights but no continuing obligations with regard to this development project.

6.  Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

	July 27,	July 29,
	2008	2007
Numerator:
Net loss	$(3,626)	$(7,115)

Denominator:
Denominator for basic loss per share - weighted - average shares	30,866,687	30,417,036
Effect of dilutive securities Employee stock options and nonvested restricted stock	—	—
Denominator for diluted loss per share - adjusted weighted - average shares and assumed conversions	30,866,687	30,417,036

Basic and diluted loss per share	$(0.12)	$(0.23)

Our basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  As we reported a loss for the three months ended July 27, 2008 and July 29, 2007, we reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for these time periods. Due to the net loss, stock options representing 4,008,386 and 2,817,385 shares which are potentially anti-dilutive were excluded from the calculation of common shares for diluted loss per share for the three month periods ended July 27, 2008 and July 29, 2007, respectively.

7.  Fair Value Measurements

We adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” on April 28, 2008.  SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and related disclosures.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  At this time, we have chosen not to apply Statement 157 for nonrecurring measurements made for nonfinancial assets and nonfinancial liabilities.  There were no nonfinancial assets or nonfinancial liabilities recognized or disclosed at fair value during fiscal year 2009.

Under SFAS 159, “The Fair Value Option of Financial Assets and Financial Liabilities,” entities are permitted to choose to measure many financial instruments and certain other items at fair value.  We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or financial liabilities.

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of July 27, 2008:

	July 27, 2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	19,857	19,857	—	—

Liabilities:
Derivative instruments - interest rate swaps	9,098	—	—	9,098

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Marketable securities – The estimated fair value of our marketable securities are based upon quoted prices available in active markets.  Such fair values represent the amounts we would expect to receive if we sold these marketable securities.

Derivative instruments – The estimated fair value of our derivative instruments are based on market prices obtained from dealer quotes, which are based on interest yield curves.  Such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

The following table presents the changes in Level 3 (assets) liabilities measured at fair value on a recurring basis for the three months ended July 27, 2008:

Derivative
Instruments
Balance at April 27, 2008	$13,738
Unrealized gains	(4,640)
Balance at July 27, 2008	$9,098

Unrealized gains associated with derivative instruments represent the change in fair value included in other comprehensive loss for derivative instruments qualifying for hedge accounting.

8.  Income Taxes

Our effective income tax rates for the three months ended July 27, 2008 and July 29, 2007 were 33.59% and 41.48%, respectively.  Our effective rate is based upon statutory rates applied to our income adjusted for permanent differences.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit.

For the three months ended July 27, 2008, our income tax provision included a $797 benefit recognized from a reduction in our FIN 48 liabilities as a result of the settlement of federal income tax audits through 2004.

9.  Supplemental Disclosures

Cash Flow – For the three months ended July 27, 2008 and July 29, 2007, we made net cash payments of interest for $14,834 and $11,827, respectively.  Additionally, we received an income tax refund of $388 during the three months ended July 27, 2008 and we paid income taxes, net of refunds, of $2,963 during the three months ended July 29, 2007.

In fiscal year 2006, we obtained a gaming license for our Waterloo, Iowa property and recorded an intangible asset of $18,547.  Annual payments for the license are recorded on a yearly basis and for the three months ended July 27, 2008 and July 29, 2007, we made payments of $4,000 towards the gaming license.

For the three months ended July 27, 2008 and July 29, 2007, construction costs funded through/(payments of) accounts payable were $235 and ($7,941), respectively.

Foreign Currency Translation – As of July 27, 2008, the cumulative gain from foreign currency translation included in other comprehensive loss is $3,003.  Gains and losses from foreign currency transactions are included in marketing and administrative expense.  A gain of $24 and $367 was recorded for the three months ended July 27, 2008 and July 29, 2007, respectively.

10.  Stock-Based Compensation

We have a stock based compensation plan as defined in the amended and restated 2000 Long Term Incentive Plan. We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. We have 174,003 shares available for future issuance under our equity compensation plans as of July 27, 2008.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table:

	Three Months Ended
	July 27,	July 29,
	2008	2007

Weighted average expected volatility	42.29%	50.57%
Expected dividend yield	0.00%	0.00%
Weighted average risk-free interest rate	3.50%	5.05%
Weighted average fair value of options granted	$2.73	$15.38

Weighted average volatility is calculated using the historical volatility of our stock prices over a range of dates equal to the expected term of a grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.  During the quarter ended July 27, 2008, our estimate of forfeitures for executives decreased from 27.2% to 20.8% since the prior quarter ended April 27, 2008, and for optionees beneath the executive level, it decreased from 45.7% to 43.8%.  The impact of these changes in estimated forfeitures increased expense by $639 and was recorded as a cumulative adjustment in the consolidated statements of operations for the three months ended July 27, 2008.

Total stock option expense in the accompanying consolidated statements of operations was $2,720 and $875 for the three months ended July 27, 2008 and July 29, 2007, respectively.  As of July 27, 2008, there was $9,314 in unrecognized stock compensation costs, related to unvested options, which we expect to recognize over the remaining vesting period of 5 years with a weighted average period of 3.8 years.  The options granted during the three months ended July 27, 2008, vest 20% per year for 5 years on the anniversary of the grant date. We recognize compensation expense for these grants on a straight-line basis over the requisite service period for each separately vesting portion of the award.

A summary of option activity for the three months ended July 27, 2008 is presented below:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding options at April 28, 2008	3,832,346	$18.15
Options granted	210,500	5.60
Options exercised	—	—
Options forfeited and expired	(34,460)	21.95
Outstanding options at July 27, 2008	4,008,386	$17.46

Outstanding exercisable options at July 27, 2008	1,451,976	$18.06

11.  Hurricanes and Related Charges

In the fall of 2005, our properties in Biloxi, Mississippi, Lake Charles, Louisiana and Pompano Beach, Florida were struck by hurricanes Katrina, Rita and Wilma, respectively.  We have insurance coverage related to the three hurricanes for property damage and destruction, and business interruption insurance for incremental costs incurred and for lost profits. As of July 27, 2008 we have a hurricane insurance receivable of $2,767.  We have received partial proceeds from our insurance carriers related to losses we have sustained.  Our belief is we will ultimately collect more than the amounts related to the property impairment as the insurance coverage is for replacement value and the insurance receivable recorded for the property impairment represents the net book value of the assets at the date of loss.  In addition, we have not yet received proof of losses on open claims under the business interruption loss of profits coverage related to the claim in Biloxi. We continue to negotiate with our insurers to settle our claims.  The timeline for final settlement of the claims is expected to occur within one year.

In connection with flooding in the Midwest during April 2008, our Natchez, Mississippi and Davenport, Iowa, properties closed for a combined total of 34 days during the three months ended July 27, 2008.  As a result, the Company has incurred additional expenditures of $1,024 above the insurance deductible which is included in the insurance receivable in the consolidated balance sheet.

12.  Contingencies

Legal and Regulatory Proceedings - Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance.  The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. Through July 27, 2008, we have accrued an estimated liability including interest of $9,115. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have a jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which court in May 2008 rendered judgment in our favor on procedural grounds and not on the merits. We expect the Greek government to appeal this decision to the Administrative Supreme Court.  Therefore, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

We are subject to various contingencies and litigation and other matters and have a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, we believe they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

13.  Consolidating Condensed Financial Information

Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Subordinated Notes.

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Services, Inc.; CSNO, L.L.C.; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Bettendorf Marina Corp.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; IOC-Manufacturing, Inc.; Riverboat Corporation of Mississippi — Vicksburg Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; and IOC-Black Hawk Distribution Company, L.L.C.; Casino America of Colorado, Inc.; Black Hawk Holdings, L.L.C. and IOC-Caruthersville, L.L.C.  Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The following subsidiaries are not guarantors under the 7% Senior Subordinated Notes: Blue Chip Casinos, PLC; Isle of Capri of Jefferson County, Inc.; IOC-Mississippi, Inc.; Casino Parking, Inc.; Isle of Capri-Bahamas, Ltd.; IOC-Bahamas Holding, Inc.; ASMI Management, Inc.; IOC Development Company, L.L.C.; Casino America, Inc.; International Marco Polo Services, Inc.; Isle of Capri of Michigan L.L.C.; IOC Services, L.L.C.; Capri Air, Inc.; Lady Luck Gaming Corp.; Lady Luck Gulfport, Inc.; Lady Luck Vicksburg, Inc.; Lady Luck Biloxi, Inc.; Lady Luck Central City, Inc.; Pompano Park Holdings, L.L.C; JPLA Pelican, L.L.C.; IOC-Cameron, L.L.C.; The Isle of Capri Casinos Limited, IOC Pittsburgh, Inc. and Capri Insurance Corporation.

Consolidating condensed balance sheets as of July 27, 2008 and April 27, 2008 are as follows (in thousands):

	As of July 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$84,753	$101,911	$46,697	$(7,063)	$226,298
Intercompany receivables	1,422,349	(359,262)	2,395	(1,065,482)	—
Investments in subsidiaries	165,837	—	—	(165,837)	—
Property and equipment, net	12,765	1,220,160	71,103	—	1,304,028
Other assets	65,965	367,506	6,932	—	440,403
Total assets	$1,751,669	$1,330,315	$127,127	$(1,238,382)	$1,970,729

Current liabilities	$53,128	$99,590	$43,900	$(7,063)	$189,555
Intercompany payables	7,067	888,347	170,068	(1,065,482)	—
Long-term debt, less current maturities	1,483,875	4,828	1,570	—	1,490,273
Other accrued liabilities	17,507	25,283	58,019	—	100,809
Stockholders’ equity	190,092	312,267	(146,430)	(165,837)	190,092
Total liabilities and stockholders’ equity	$1,751,669	$1,330,315	$127,127	$(1,238,382)	$1,970,729

	As of April 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$46,683	$107,235	$45,568	$(105)	$199,381
Intercompany receivables	1,441,591	(382,547)	20,394	(1,079,438)	—
Investments in subsidiaries	162,496	—	—	(162,496)	—
Property and equipment, net	18,714	1,238,222	72,050	—	1,328,986
Other assets	70,358	368,316	7,125	—	445,799
Total assets	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

Current liabilities	$38,368	$107,672	$37,502	$(105)	$183,437
Intercompany payables	—	889,382	190,056	(1,079,438)	—
Long-term debt, less current maturities	1,491,063	5,041	1,487	—	1,497,591
Other accrued liabilities	22,399	24,670	58,057		105,126
Minority interest	—	—	—	—	—
Stockholders’ equity	188,012	304,461	(141,965)	(162,496)	188,012
Total liabilities and stockholders’ equity	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

Consolidating condensed statements of operations for the three months ended July 27, 2008 and July 29, 2007 are as follows (in thousands):

	For the Three Months Ended July 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$273,339	$7,662	$—	$281,001
Rooms, food, beverage and other	150	49,749	3,583	(2,463)	51,019
Gross revenues	150	323,088	11,245	(2,463)	332,020
Less promotional allowances	—	49,423	292	—	49,715
Net revenues	150	273,665	10,953	(2,463)	282,305
Operating expenses:
Casino	—	37,778	2,648	—	40,426
Gaming taxes	—	70,399	746	—	71,145
Rooms, food, beverage and other	17,018	96,180	8,621	(2,463)	119,356
Management fee expense (revenue)	(7,475)	9,737	(2,262)	—	—
Depreciation and amortization	1,229	30,217	1,293	—	32,739
Total operating expenses	10,772	244,311	11,046	(2,463)	263,666
Operating income (loss)	(10,622)	29,354	(93)	—	18,639
Interest expense, net	(2,672)	(17,687)	(3,740)	—	(24,099)
Equity in income (loss) of subsidiaries	2,768	—	—	(2,768)	—
Income (loss) before income taxes	(10,526)	11,667	(3,833)	(2,768)	(5,460)
Income tax (provision) benefit	6,900	(4,484)	(582)	—	1,834
Net income (loss)	$(3,626)	$7,183	$(4,415)	$(2,768)	$(3,626)

	For the Three Months Ended July 29, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$271,022	$6,212	$—	$277,234
Rooms, food, beverage and other	27	51,645	4,042	(3,229)	52,485
Gross revenues	27	322,667	10,254	(3,229)	329,719
Less promotional allowances	—	50,883	303	—	51,186
Net revenues	27	271,784	9,951	(3,229)	278,533
Operating expenses:
Casino	—	36,948	2,415	—	39,363
Gaming taxes	—	68,454	618	—	69,072
Rooms, food, beverage and other	11,094	102,685	10,945	(3,229)	121,495
Management fee expense (revenue)	(8,417)	10,194	(1,777)	—	—
Depreciation and amortization	805	28,680	1,072	—	30,557
Total operating expenses	3,482	246,961	13,273	(3,229)	260,487
Operating income (loss)	(3,455)	24,823	(3,322)	—	18,046
Interest expense, net	(8,182)	(15,077)	(1,461)	—	(24,720)
Loss on extinguishment of debt	(2,192)	—	—	—	(2,192)
Equity in income (loss) of subsidiaries	1,919	—	—	(1,919)	—
Income (loss) before income taxes	(11,910)	9,746	(4,783)	(1,919)	(8,866)
Income tax (provision) benefit	4,795	(861)	(256)	—	3,678
Minority interest	—	—	—	(1,927)	(1,927)
Net income (loss)	$(7,115)	$8,885	$(5,039)	$(3,846)	$(7,115)

Consolidating condensed statements of cash flows for the three months ended July 27, 2008 and July 29, 2007 are as follows (in thousands):

	Three Months Ended July 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(10,492)	$46,538	$338	$—	$36,384
Net cash provided by (used in) investing activities	31,823	(11,862)	(329)	(30,129)	(10,497)
Net cash provided by (used in) financing activities	(7,189)	(28,218)	(2,037)	30,129	(7,315)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	100	—	100
Net increase (decrease) in cash and cash equivalents	14,142	6,458	(1,928)	—	18,672
Cash and cash equivalents at beginning of the period	5,359	67,544	18,887	—	91,790
Cash and cash equivalents at end of the period	$19,501	$74,002	$16,959	$—	$110,462

	Three Months Ended July 29, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(3,163)	$23,119	$(1,107)	$—	$18,849
Net cash provided by (used in) investing activities	(121,319)	(122,561)	(13,179)	118,917	(138,142)
Net cash provided by (used in) financing activities	69,342	101,490	16,096	(118,917)	68,011
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	24	—	24
Net increase (decrease) in cash and cash equivalents	(55,140)	2,048	1,834	—	(51,258)
Cash and cash equivalents at beginning of the period	82,895	70,638	34,581	—	188,114
Cash and cash equivalents at end of the period	$27,755	$72,686	$36,415	$—	$136,856

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 27, 2008.

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

The comparability of our operating results has been affected by write-offs and other charges, flooding, acquisition or opening of new properties in fiscal 2008, acquisition of minority interest and losses from the early extinguishment of debt.  Additionally, we believe our operating results have been impacted by recent macroeconomic conditions such as rising fuel and other costs.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 27, 2008 and give consideration to the following:

Write-offs and Other Charges – We recorded charges of $6.0 million during the three months ended July 27, 2008, consisting of a $5.0 million non-cash charge representing our cancellation of rights to acquire land and a $1.0 million termination fee, following our agreement to terminate the development of a potential casino project in Portland, Oregon.

Flooding – As a result of flooding conditions on the Mississippi River, our Davenport and Natchez properties were closed for 20 and 14 days, respectively, during the three months ended July 27, 2008.

Acquisition or Opening of New Properties - During the first quarter of fiscal 2008, we acquired our Caruthersville, Missouri casino in June 2007 and opened our Waterloo, Iowa and Coventry, England casinos in June 2007 and July 2007, respectively.  As a result of the acquisition or opening of our new properties, we incurred pre-opening costs of $6.1 million during the three months ended July 29, 2007.

Acquisition of Minority Interest – On January 27, 2008, we acquired the minority interest in our Black Hawk, Colorado casino properties for $64.8 million.

Loss from Early Extinguishment of Debt – As a result of refinancing our senior credit facility, we recorded a loss on early extinguishment of debt totaling $2.2 million during the three months ended July 29, 2007.

Revenues

Revenues for the three months ended July 27, 2008 and July 29, 2007 are as follows:

	Three Months Ended
	July 27,	July 29,		Percentage
(in thousands)	2008	2007	Variance	Variance

Revenues:
Casino	$281,001	$277,234	$3,767	1.4%
Rooms	13,706	13,841	(135)	-1.0%
Pari-mutuel commissions and fees	4,273	4,576	(303)	-6.6%
Food, beverage and other	33,040	34,068	(1,028)	-3.0%
Gross revenues	332,020	329,719	2,301	0.7%
Less promotional allowances	49,715	51,186	(1,471)	-2.9%
Net revenues	$282,305	$278,533	3,772	1.4%

Casino Revenues - Casino revenues increased $3.8 million, or 1.4%, for the three months ended July 27, 2008, compared to the three months ended July 29, 2007.  Our increased casino revenues were primarily a result of the full impact of the new casino properties in Caruthersville, Waterloo, and Coventry, and an increase in casino revenues at Bettendorf driven by the benefit of a smoking ban at neighboring casinos in Illinois.  Casino revenues at our new properties increased $16.9 million.  Existing property casino revenues decreased $13.1 million for the three month period ended July 27, 2008 as compared to the three months ended July 29, 2007, primarily as a result of a $7.3 million decrease at our Black Hawk properties due to the impact of a smoking ban put in to effect January 1, 2008 in the state of Colorado and decreases at the Davenport and Natchez properties of $3.2 million and $0.9 million, respectively, due to closure of the properties for a total of 34 days due to flooding.

Rooms Revenue - Rooms revenue decreased $0.1 million, or 1.0%, for the three months ended July 27, 2008, compared to the three months ended July 29, 2007.  Revenues decreased in total at our Biloxi, Black Hawk and Lula properties by $0.9 million related to increased competition, the smoking ban in Colorado and rooms taken out of service for renovation, respectively.  Increases in total rooms revenue from new hotels in Bettendorf and Waterloo were a combined $1.1 million.

Pari-mutuel Commissions and Fees - Pari-mutuel commissions earned at Pompano Park for the three months ended July 27, 2008 decreased $0.3 million, or 6.6%, due to decreased wagering on simulcast races.

Food, Beverage and Other Revenues - Food, beverage and other revenues decreased $1.0 million, or 3.0% for the three months ended July 27, 2008, compared to the three months ended July 29, 2007.  Our decreased food, beverage and other revenues were due to decreases at Lake Charles of $1.1 million, Biloxi of $0.5 million, and Lula of $0.4 million, due to general decreases in volume.  Food, beverage and other revenue also decreased at our Davenport property of $0.4 million as a result of the closure for flooding.  These decreases in food, beverage and other revenues were offset by an increase of $1.7 million due to the opening or acquisition of new casino properties in Caruthersville, Waterloo, and Coventry.

Promotional Allowances - Promotional allowances decreased $1.5 million, or 2.9%, for the three months ended July 27, 2008, compared to the three months ended July 29, 2007.  Promotional allowances for our new properties in Caruthersville, Waterloo and Coventry, increased $2.3 million.  This increase was offset by decreases in promotional allowances of $3.8 million at our existing properties. The decreased promotional allowances are a result of our decision to reduce certain marketing incentives to our less profitable customer segments, as well as a general decreases in volume at certain of our properties including Black Hawk, Biloxi and Lake Charles.

Operating Expenses

Operating expenses for the three months ended July 27, 2008 and July 29, 2007 are as follows:

	Three Months Ended
	July 27,	July 29,		Percentage
(in thousands)	2008	2007	Variance	Variance

Operating expenses:
Casino	$40,426	$39,363	$1,063	2.7%
Gaming taxes	71,145	69,072	2,073	3.0%
Rooms	3,389	3,181	208	6.5%
Pari-mutuel	3,186	3,672	(486)	-13.2%
Food, beverage and other	11,318	11,629	(311)	-2.7%
Marine and facilities	16,905	16,490	415	2.5%
Marketing and administrative	68,252	69,316	(1,064)	-1.5%
Corporate and development	10,306	11,074	(768)	-6.9%
Write-offs and other charges	6,000	—	6,000	100.0%
Pre-opening	—	6,133	(6,133)	-100.0%
Depreciation and amortization	32,739	30,557	2,182	7.1%
Total operating expenses	$263,666	$260,487	3,179	1.2%

Casino - Casino operating expenses increased $1.1 million, or 2.7%, in the three months ended July 27, 2008, compared to the same period in the prior year.  Considering the acquisition or opening of new properties in Caruthersville, Waterloo and Coventry, for which our casino expenses increased $2.5 million for the three months ended July 27, 2008 as compared to the three months ended July 29, 2007, existing property casino expenses decreased $1.4 million for the three month period compared to the same period in the prior year.

Gaming Taxes - State and local gaming taxes increased $2.1 million, or 3.0%, for three months ended July 27, 2008, as compared to the same period in the prior fiscal year.  For our Waterloo, Caruthersville and Coventry properties, which were opened or acquired during the three months ended July 29, 2007, our gaming taxes increased year over year by $4.8 million, while all other properties, gaming taxes decreased by $2.7 million for the same period which correlated to a reduction in gaming revenues.  The effective rate for gaming taxes as a percentage of gaming revenue increased from 24.9% to 25.3% for the three months ended July 27, 2008, due to an increase in the mix of gaming revenues derived from states with higher gaming tax rates including Florida and England, partially offset by decreased gaming revenues in Mississippi.

Rooms - Rooms expense increased $0.2 million, or 6.5%, for the three months ended July 27, 2008, compared to the same period in the prior fiscal year.  Rooms expense for the three months ended July 27, 2008 reflects increased room capacity due to the opening of the Waterloo property hotel and the Bettendorf property hotel expansion.  These expenses directly relate to the cost of providing hotel rooms.  A reduction in complimentary hotel rooms provided to our customers also increases our rooms expense as the cost of rooms expense allocated to casino expense is reduced.

Pari-mutuel - Pari-mutuel operating costs of the Pompano Park property decreased $0.5 million for the three months ended July 27, 2008 compared to the three months ended July 29, 2007 and corresponds to a decrease in pari-mutuel revenues for the period. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Food, Beverage and Other - Food, beverage and other expenses decreased $0.3 million, or 2.7%, in the three months ended July 27, 2008, compared to the same period in prior year.  This decrease in property food, beverage and other expenses for the three months ended July 27, 2008, reflects reductions in our food, beverage and other revenues.

Marine and Facilities - These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.  Marine and facilities expenses increased $0.4 million, or 2.5%, in the three months ended July 27, 2008.  Considering the acquisition or opening of new properties in Caruthersville, Waterloo and Coventry, for which our marine and facilities expenses increased $0.9 million for the three months ended July 27, 2008 as compared to the same period in the prior year, existing property marine and facilities expenses decreased $0.5 million for the three months ended July 27, 2008 as compared to the same period in the prior year.

Marketing and Administrative - These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.  Marketing and administrative expenses decreased $1.1 million, or 1.5%, in the three months ended July 27, 2008, compared to the same period in prior year.  Considering the acquisition or opening of new properties in Caruthersville, Waterloo and Coventry, for which our marketing and administrative expenses increased $4.5 million year over year, existing property marketing and administrative expenses decreased $5.6 million for the three months ended July 27, 2008 as compared to the three months ended July 29, 2007. This decrease in existing property marketing and administrative expenses for the three months ended July 27, 2008 reflects our decision to reduce marketing costs to less profitable customer marketing segments and to reduce our administrative costs.

Corporate and Development - During the three months ended July 27, 2008, our corporate and development expenses were $10.3 million compared to $11.1 million for the three months ended July 29, 2007. Development expenses decreased year over year for the three months ended July 27, 2008 by $1.3 million, as our prior year included development costs primarily related to opportunities in Portland and Mississippi.  Our corporate expenses were $8.1 million for the three months ended July 27, 2008, compared to $8.8 million for the three months ended July 29, 2007.

Pre-opening - Pre-opening expenses for the three months ended July 29, 2007 included $3.0 million, $2.8 million and $0.3 million for Waterloo, Coventry and Pompano, respectively.

Depreciation and Amortization - Depreciation and amortization expense for the three months ended July 27, 2008 increased $2.2 million, or 7.1%, due primarily to the opening of our Waterloo property, the acquisition of Caruthersville, and our hotel expansion at our Bettendorf property.

Other Income (Expense), Income Taxes, and Minority Interest

Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, and minority interest, net of income taxes for the three months ended July 27, 2008 and July 29, 2007 are as follows:

	Three Months Ended
	July 27,	July 29,		Percentage
(in thousands)	2008	2007	Variance	Variance

Interest expense	$(24,656)	$(25,814)	$1,158	-4.5%
Interest income	557	1,094	(537)	-49.1%
Loss on early extinguishment of debt	—	(2,192)	2,192	-100.0%
Income tax (provision) benefit	1,834	3,678	(1,844)	-50.1%
Minority interest	—	(1,927)	1,927	-100.0%

Interest Expense - Interest expense decreased $1.2 million for the three months ended July 27, 2008 compared to the same period in the prior year.  This decrease is primarily attributable to lower interest rates under our Senior Credit Facilities.

Interest Income - During the three months ended July 27, 2008, our interest income was $0.6 million, compared to $1.1 million for the three months ended July 29, 2007.  The change in interest income reflects changes in our invested cash balances and interest rates.

Income Tax (Provision) Benefit – Our income tax (provision) benefit is, and thus our effective income tax rate has been, impacted by interim changes in our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent items in relation to such estimated income or loss.  Effective income tax rates were as follows:

	Three Months Ended
	July 27,	July 29,
	2008	2007
Total	33.59%	41.48%

Minority Interest - During the three months ended July 29, 2007, our minority interest expense was $1.9 million. On January 27, 2008, we acquired the remaining 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the three months ended July 27, 2008, we generated $36.4 million in cash flows from operating activities compared to generating $18.8 million during the three months ended July 29, 2007, resulting from a reduction in our net loss, increases in our non-cash expenses for depreciation and amortization, write offs and other charges, and stock compensation expense as well as collection of accounts and insurance receivables.

Cash Flows used in Investing Activities - During the three months ended July 27, 2008, we used $10.5 million for investing activities compared to using $138.1 million during the three months ended July 29, 2007.  Significant investing activities for the three months ended July 27, 2008 included the purchases of property and equipment of $8.2 million and the purchase of intangibles of $4.0 million.

For the three months ended July 29, 2007, significant investing activities included the purchase of property and equipment for $93.1 million and the acquisition of our Caruthersville casino for $43.0 million.

Cash Flows from Financing Activities - During the three months ended July 27, 2008, our net cash flows from financing activities were used to repay $7.3 million our debt.

During the three months ended July 29, 2007, our net cash flows from financing activities provided $68.0 million primarily from the replacement of our February 2005 Credit Facility with our July 2007 Credit Facility.  In connection with this transaction, we paid $8.4 million in deferred financing costs.

Capital Expenditures - Historically, we have made significant investments in property and equipment. Construction has begun in the hotel at our property in Lula, Mississippi, where we plan to renovate approximately 160 hotel rooms.  Furthermore, our $160 million renovation and expansion plan for our property in Biloxi, Mississippi is currently in the design phase.  We intend to continue to monitor market conditions and settle all outstanding insurance claims related to Hurricane Katrina before proceeding with construction on the Biloxi project.  Additionally, we are moving forward with the conversion of our property in Marquette, Iowa to a Lady Luck property. We expect maintenance capital expenditures for the remainder of fiscal year 2009 to be approximately $30 million to $35 million.

Development and Other Project - As part of our business development activities, from time to time we enter into agreements which could result in the acquisition or development of businesses or assets.  Our business development efforts and related agreements may require the expenditure of cash.  The amount and timing of our cash expenditures may vary based upon our evaluation of development opportunities.

Our development plans are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.  In addition, many of the plans are preliminary, subject to continuing refinement or otherwise subject to change.

Availability of Cash and Debt - At July 27, 2008, we had cash and cash equivalents and marketable securities of $130.3 million.

As of July 27, 2008, we had outstanding $125.5 million of the $475 million revolving credit and $867.1 million in term loans under the $1.35 billion credit facility.  Our net line of credit availability at July 27, 2008 is approximately $156 million. Our July 2007 Credit Facility can be increased by $300.0 million, subject to syndication, through exercise of “greenshoe” provisions.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2008 Annual Report on Form 10-K.  There were no newly identified significant accounting estimates in first quarter 2009, nor were there any material changes to the critical accounting policies and estimates in our 2008 Annual Report.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Isle of Capri Casinos, Inc. senior secured credit facility (“July 2007 Credit Facility”).

We have entered into seven interest rate swap arrangements with aggregate notional value of $500.0 million as of July 27, 2008.  The swap agreements effectively convert portions of the July 2007 Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2010, 2011, 2012 and 2014.  These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of July 27, 2008, as being fully effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of July 27, 2008.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 27, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 12 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.       RISK FACTORS

There are no material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the three months ended July 27, 2008.

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

ISLE OF CAPRI CASINOS, INC.

Dated: September 4, 2008	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.