Form 10-Q
period 2008-10-26
ISLE OF CAPRI CASINOS INC
filed 2008-12-05
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of December 5, 2008, the Company had a total of 31,821,784 shares of Common Stock outstanding (which excludes 4,340,476 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 26,	April 27,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,497	$91,790
Marketable securities	19,227	18,533
Accounts receivable, net	9,093	12,195
Insurance receivable, net	3,928	7,689
Income tax receivable	37,539	28,663
Deferred income taxes	12,606	12,606
Prepaid expenses and other assets	35,797	27,905
Total current assets	203,687	199,381
Property and equipment, net	1,287,098	1,328,986
Other assets:
Goodwill	307,649	307,649
Other intangible assets, net	88,676	89,252
Deferred financing costs, net	12,098	13,381
Restricted cash	2,774	4,802
Prepaid deposits and other	21,629	22,948
Deferred income taxes	8,910	7,767
Total assets	$1,932,521	$1,974,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,225	$9,698
Accounts payable	23,095	29,283
Accrued liabilities:
Interest	9,665	8,580
Payroll and related	46,925	47,618
Property and other taxes	34,676	30,137
Other	58,064	58,121
Total current liabilities	181,650	183,437
Long-term debt, less current maturities	1,476,081	1,497,591
Other accrued liabilities	51,062	52,821
Other long-term liabilities	50,423	52,305
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 36,104,924 at October 26, 2008 and 35,229,006 at April 27, 2008	361	353
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	193,936	188,036
Retained earnings	41,127	58,253
Accumulated other comprehensive loss	(9,720)	(5,601)
	225,704	241,041
Treasury stock, 4,340,476 shares at October 26, 2008 and 4,372,073 shares at April 27, 2008	(52,399)	(53,029)
Total stockholders’ equity	173,305	188,012
Total liabilities and stockholders’ equity	$1,932,521	$1,974,166

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2008	2007	2008	2007
Revenues:
Casino	$255,655	$278,282	$536,656	$555,516
Rooms	12,774	13,080	26,480	26,921
Pari-mutuel commissions and fees	3,123	3,838	7,396	8,414
Food, beverage and other	30,682	33,603	63,722	67,671
Gross revenues	302,234	328,803	634,254	658,522
Less promotional allowances	48,094	49,965	97,809	101,151
Net revenues	254,140	278,838	536,445	557,371
Operating expenses:
Casino	39,677	41,330	80,103	80,693
Gaming taxes	63,722	71,965	134,867	141,037
Rooms	3,193	3,164	6,582	6,345
Pari-mutuel	2,929	3,172	6,115	6,844
Food, beverage and other	10,274	11,400	21,592	23,029
Marine and facilities	17,388	16,781	34,293	33,271
Marketing and administrative	68,049	73,683	136,301	142,999
Corporate and development	13,225	12,919	23,531	23,993
Write-offs and other charges	—	6,526	6,000	6,526
Pre-opening	—	324	—	6,457
Depreciation and amortization	32,268	35,270	65,007	65,827
Total operating expenses	250,725	276,534	514,391	537,021
Operating income	3,415	2,304	22,054	20,350
Interest expense	(24,837)	(29,176)	(49,493)	(54,990)
Interest income	499	1,140	1,056	2,234
Loss on early extinguishment of debt	—	(11,468)	—	(13,660)

Loss before income taxes and minority interest	(20,923)	(37,200)	(26,383)	(46,066)
Income tax benefit	7,423	14,611	9,257	18,289
Minority interest	—	(2,046)	—	(3,973)
Net loss	$(13,500)	$(24,635)	$(17,126)	$(31,750)

Loss per common share-basic and diluted	$(0.43)	$(0.80)	$(0.55)	$(1.04)

Weighted average basic and diluted shares	31,171,903	30,726,768	31,019,289	30,558,957

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accum.
					Other
					Compre-
	Shares of		Additional		hensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 27, 2008	35,229,006	$353	$188,036	$58,253	$(5,601)	$(53,029)	$188,012
Net loss	—	—	—	(17,126)	—	—	(17,126)
Unrealized loss on interest rate swap contracts net of income tax benefit of $1,141	—	—	—	—	(1,828)	—	(1,828)
Foreign currency translation adjustments	—	—	—	—	(2,291)	—	(2,291)
Comprehensive loss	—	—	—	—	—	—	(21,245)
Exercise of stock options	36,414	—	110	—	—	—	110
Issuance of deferred bonus shares from treasury stock	—	—	(630)	—	—	630	—
Deferred bonus expense and other	664	—	(47)	—	—	—	(47)
Issuance of restricted stock	838,840	8	(8)	—	—	—	—
Stock compensation expense	—	—	6,475	—	—	—	6,475
Balance, October 26, 2008	36,104,924	$361	$193,936	$41,127	$(9,720)	$(52,399)	$173,305

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

(Unaudited)

	Six Months Ended
	October 26,	October 28,
	2008	2007
Operating activities:
Net loss	$(17,126)	$(31,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,007	65,827
Amortization of deferred financing costs	1,279	1,335
Loss on derivative instruments	—	399
Write-offs and other charges	5,000	6,526
Stock compensation expense	6,475	3,782
Deferred compensation expense	(47)	132
Loss on extinguishment of debt	—	13,660
(Gain) loss on disposal of assets	(214)	159
Minority interest	—	3,973
Changes in operating assets and liabilities:
Marketable securities	(694)	(855)
Accounts receivable	2,549	(1,606)
Insurance receivable	3,761	868
Income tax receivable	(8,876)	(25,586)
Prepaid expenses and other assets	(6,799)	(11,108)
Accounts payable and accrued liabilities	(1,518)	(6,616)
Net cash provided by operating activities	48,797	19,140

Investing activities:
Purchase of property and equipment	(30,808)	(134,843)
Payments towards gaming license	(4,000)	(4,165)
Net cash paid for acquisitions	—	(43,026)
Decrease in restricted cash	1,841	1,998
Net cash used in investing activities	(32,967)	(180,036)

Financing activities:
Proceeds from debt issuance	—	700,000
Principal payments on debt	(5,180)	(296,943)
Repayment of senior subordinated notes including $9,000 call premium	—	(209,000)
Borrowings (payments) on line of credit, net	(16,552)	(102,279)
Payment of deferred financing costs	—	(8,378)
Dividend payment to minority interest holder	—	(397)
Purchase of treasury stock	—	(1,301)
Proceeds from exercise of stock options including tax benefit	110	6,099
Net cash provided by (used in) financing activities	(21,622)	87,801

Effect of foreign currency exchange rates on cash	(501)	(58)

Net decrease in cash and cash equivalents	(6,293)	(73,153)
Cash and cash equivalents, beginning of period	91,790	188,114
Cash and cash equivalents, end of the period	$85,497	$114,961

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

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

2.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying interim condensed consolidated financial statements have been prepared without audit.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 27, 2008 as filed with the SEC and all of our other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

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

Goodwill and Other Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the net identifiable tangible and intangible assets and is stated at cost, net of impairments, if any. Other intangible assets include values attributable to acquired gaming licenses, customer lists, and trademarks. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires these assets be reviewed for impairment at least annually. We perform our annual impairment testing during our fourth fiscal quarter.

SFAS 142 indicates that a decline in our market capitalization resulting in us having a net book value greater than our market capitalization may be considered an indicator of impairment.  The net book value of our stockholders’ equity at October 26, 2008 of $173,305 exceeds our market capitalization for our common stock at October 26,

2008 of approximately $113,400.  Our current evaluation indicates this decline in our market capitalization would not by itself be considered a triggering event requiring us to perform an interim impairment test of our goodwill and other intangible assets.  A continued or further decline of our market capitalization, operating performance or other evidence of impairment could require us to record an impairment charge during an interim period prior to conducting our annual impairment test or to record an impairment charge as a part of our annual impairment testing.

3.  Long-Term Debt

Long-term debt consists of the following:

	October 26,	April 27,
	2008	2008
Senior Secured Credit Facilities:
July 2007 Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime, plus a margin	$114,000	$130,500
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime, plus a margin	864,938	869,313
Senior Subordinated Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	500,000	500,000
Other	6,368	7,476
	1,485,306	1,507,289
Less current maturities	9,225	9,698
Long-term debt	$1,476,081	$1,497,591

July 2007 Credit Facility - On July 26, 2007, we entered into a $1,350,000 senior secured credit facility (“July 2007 Credit Facility”), replacing our previous senior credit facility and $200,000 of 9% senior subordinated notes. The July 2007 Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant domestic subsidiaries.  The July 2007 Credit Facility consists of a $475,000, five-year revolving line of credit and an $875,000 term loan facility.

Our net line of credit availability, as limited by our leverage covenant, at October 26, 2008 was approximately $98,000, after consideration of $14,878 in outstanding letters of credit.  We have an annual commitment fee related to the unused portion of the credit facility of up to 0.5% which is included in interest expense in the accompanying condensed consolidated statements of operations.  The weighted average effective interest rate of the July 2007 Credit Facility for the three and six months ended October 26, 2008 was 5.64% and 5.55%, respectively.

The July 2007 Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The July 2007 Credit Facility also restricts our ability to make certain investments or distributions.  We are in compliance with the covenants as of October 26, 2008.

7% Senior Subordinated Notes - During 2004, we issued $500,000 of 7% Senior Subordinated Notes due 2014 (“7% Senior Subordinated Notes”). The 7% Senior Subordinated Notes are guaranteed, on a joint and several basis, by all of our significant domestic subsidiaries and certain other subsidiaries as described in Footnote 13.  All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness.  The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

Losses on Early Extinguishment of Debt - In conjunction with the redemption of $200,000 of 9% Senior Subordinated Notes refinanced by our July 2007 Credit Facility and the replacement of the February 2005 Credit Facility with the July 2007 Credit Facility, $11,468 and $13,660 of unamortized debt issuance costs and call premium were recorded as a loss on early extinguishment of debt for three and six month periods ended October 28, 2007, respectively.

Interest Rate Swap Agreements - We have entered into various interest rate swap agreements pertaining to the July 2007 Credit Facility for an aggregate notional value of $500,000 with maturity dates ranging from fiscal year 2010 to 2014 in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the July 2007 Credit Facility.

These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of October 26, 2008, as being fully effective.  As a result, there is no impact on our condensed consolidated statement of operations from changes in fair value.  As of October 26, 2008, we recorded a liability of $16,707 in Other long-term liabilities representing the fair market value of the swap agreements and an accumulated unrealized loss of $10,405, net of a $6,302 deferred income tax benefit, in Accumulated other comprehensive loss on the condensed consolidated balance sheet. As of October 26, 2008, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.58%.

4.  Other Long-Term Liabilities

Coventry Convention Center - We entered into an agreement during fiscal year 2004 to lease space for a new casino, which opened in July 2007, in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, and is owned and operated by a non-affiliated entity and began operations in August 2005. Because certain structural elements were installed by us during the construction of the space being leased and certain prepaid lease payments were made, we are required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”. Accordingly, we have recorded a long-term obligation for £24,404 ($38,669) and £24,231 ($48,057) as of October 26, 2008 and April 27, 2008, respectively, even though we; (1) do not own this asset, (2) we are not the obligor on the corresponding long-term obligation and (3) do not participate in or control the operations of the convention center.  Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback under SFAS No. 98 “Accounting for Leases” due to our continuing involvement as a tenant, as a result of our lease prepayments during the construction period of the convention center.  Therefore, we are accounting for the transaction using the direct financing method in accordance with SFAS No. 66 “Accounting for the Sales of Real Estate”.

The Other long-term obligation will be reflected in our condensed consolidated balance sheets until completion of the lease term, when the related fixed assets will be removed from our financial statements. At such time, the net of the remaining obligation over the carrying value of the fixed asset will be recognized as a gain on sale of the facility.

Bettendorf Events Center - We have entered into agreements with the City of Bettendorf, Iowa under which the City has agreed to construct an events center adjacent to our new hotel. We will lease, manage, and provide financial and operating support for the events center. The Company has determined the events center is a transaction to which EITF 97-10 applies.  As such, the Company is deemed, for accounting purposes only, to be the owner of the events center during the construction period and at October 26, 2008, we have recorded construction in process of $13,883 and an other long-term obligation of $11,754. Total construction costs of the event center, when completed, are estimated to be approximately $20,000.   Under the terms of our agreements for the events center, we have guaranteed certain obligations related to $13,815 of notes issued by the City of Bettendorf, Iowa for construction of the events center.

5. Write –Offs and Other Charges

During the six months ended October 26, 2008, we reached an agreement terminating our agreement for the potential development of a casino project in Portland, Oregon.  As a part of this agreement, we agreed to terminate our rights under a land option and to pay a termination fee.  As a result of this termination, we recorded a $6,000 charge consisting of a non-cash write-off of $5,000 representing our rights under the land option and a $1,000 termination fee.  Under the terms of the agreement, we retain certain rights but no continuing obligations with regard to this development project.

For the three and six months ended October 28, 2007, write-offs and other charges reflected a $6,526 charge for the termination of a lease to develop a new casino in West Harrison County, Mississippi and the write-off of construction projects in Davenport, Iowa, and Kansas City, Missouri.

6.  Earnings per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2008	2007	2008	2007
Numerator:
Net loss	$(13,500)	$(24,635)	$(17,126)	$(31,750)

Denominator:
Denominator for basic and diluted loss per share - weighted - average shares	31,171,903	30,726,768	31,019,289	30,558,957

Basic and diluted loss per share	$(0.43)	$(0.80)	$(0.55)	$(1.04)

Our basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period.  As we reported a loss for the three and six month periods ended October 26, 2008 and October 28, 2007, we reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for these time periods. Due to the net loss, stock options representing 1,828,721 and 3,238,550 shares which are potentially anti-dilutive were excluded from the calculation of common shares for diluted loss per share for the three and six month periods ended October 26, 2008 and October 28, 2007, respectively.

7. Fair Value Measurements

In accordance with the fair value hierarchy described in SFAS No. 157 “Fair Value Measurements,” the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of October 26, 2008:

	October 26, 2008	Level 1	Level 2	Level 3

Assets:
Marketable securities	19,227	19,227	—	—

Liabilities:
Derivative instruments - interest rate swaps	16,707	—	—	16,707

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Marketable securities – The estimated fair values of our marketable securities are based upon quoted prices available in active markets and represent the amounts we would expect to receive if we sold these marketable securities.

Derivative instruments – The estimated fair value of our derivative instruments is based on market prices obtained from dealer quotes, which are based on interest yield curves and such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

The following table presents the changes in Level 3 (assets) liabilities measured at fair value on a recurring basis for the six months ended October 26, 2008:

Derivative
Instruments
Balance at April 27, 2008	$13,738
Unrealized loss	2,969
Balance at October 26, 2008	$16,707

Unrealized losses associated with derivative instruments represent the change in fair value included in other comprehensive loss for derivative instruments qualifying for hedge accounting.

8.  Income Taxes

Our effective income tax rates for the three and six months ended October 26, 2008 and October 28, 2007 were 35.48%, 35.09%, 39.28%, and 39.70%, respectively.  Our effective rate is based upon statutory rates applied to our income adjusted for permanent differences.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit.

For the three and six months ended October 26, 2008, our income tax provision included a $797 and $693 benefit recognized from a reduction in our FIN 48 liabilities as a result of the settlement of federal income tax audits through 2004.

9.  Supplemental Disclosures

Cash Flow – For the six months ended October 26, 2008 and October 28, 2007, we made net cash interest  payments of $46,541 and $55,079, respectively.  Additionally, we paid income taxes, net of refunds, of $409 and $6,671 during the six months ended October 26, 2008 and October 28, 2007, respectively.

For the six months ended October 26, 2008 and October 28, 2007, the change in accrued purchases of property and equipment in accounts payable increased (decreased) by $415 and ($21,283), respectively.

Foreign Currency Translation – As of October 26, 2008, the cumulative gain from foreign currency translation included in accumulated other comprehensive loss is $686.  Gains and losses from foreign currency transactions are included in marketing and administrative expense.  A gain of $644 was recorded for the six months ended October 28, 2007.

10.  Stock-Based Compensation

We have a stock-based compensation plan as defined in our amended and restated 2000 Long Term Incentive Plan under which we have issued restricted stock and stock options.

Tender Offer - On October 7, 2008, we completed a tender offer whereby certain employees and directors exchanged 2,066,201 of then outstanding stock options for 293,760 shares of restricted common stock and the payment of $154 in cash to eligible participants in accordance with the terms of the tender offer.  Restricted shares issued as part of the tender offer vest three years from the date of issuance.  At October 26, 2008 our estimated forfeiture rate for such shares was 20%.

Restricted Stock – During October 2008, in addition to the shares of restricted stock issued pursuant to the tender offer described above, we issued 545,080 shares of restricted common stock to employees and directors under the 2000 Long Term Incentive Plan.  Restricted stock awarded to employees vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date.  Our estimate of forfeitures for restricted stock for employees is 10%.  No forfeiture rate is estimated for directors.

Stock Options - We also have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant.  During the six months ended October 26, 2008, our estimate of forfeitures for executives decreased from 27.2% to 20.8%, and for optionees beneath the executive level, it decreased from 45.7% to 43.8%.  The impact of these changes in estimated forfeitures increased expense by $639 and was recorded as a cumulative adjustment in the condensed consolidated statements of operations for the six months ended October 26, 2008.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table:

	Six Months Ended
	October 26,	October 28,
	2008	2007

Weighted average expected volatility	42.29%	43.63%
Expected dividend yield	0.00%	0.00%
Weighted average risk-free interest rate	3.50%	4.53%
Weighted average fair value of options granted	$2.73	$10.47

Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of a grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term.

Stock Compensation Expense - Total stock compensation expense in the accompanying condensed consolidated statements of operations was $3,755 and $2,906 for the three months ended October 26, 2008 and October 28, 2007, respectively, and was $6,475 and $3,781 for the six months ended October 26, 2008 and October 28, 2007, respectively.  We recognize compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

A summary of restricted stock and option activity for the six months ended October 26, 2008 is presented below:

		Weighted		Weighted
		Average		Average
		Grant-Date		Exercise
	Restricted Stock	Fair Value	Options	Price

Outstanding at April 28, 2008	—	$—	3,832,346	$18.15
Granted	545,080	6.20	210,500	5.60
Exercised	—	—	(36,414)	3.03
Vested	(130,784)	6.20	—
Tender Offer conversion	293,760	4.70	(2,066,201)	21.18
Forfeited and expired	—	—	(111,510)	20.78
Outstanding at October 26, 2008	708,056	5.58	1,828,721	$13.40
As of October 26, 2008:
Outstanding exercisable options	n/a		767,681	$16.86
Unrecognized compensation cost	$6,829		$3,663
Weighted average remaining vesting period	2.8 years		4.1 years

We have 1,772,174 shares available for future issuance under our equity compensation plan as of October 26, 2008.

11.  Hurricanes Insurance Settlement – Subsequent Event

On December 1, 2008, we reached an agreement with our insurance carriers fully settling our claim related to hurricane Katrina which had damaged our Biloxi, Mississippi property in the fall of 2005.  As a result of this settlement, we will receive an additional $95,000 in insurance proceeds.  After first applying the proceeds to our remaining hurricane receivable, we expect to recognize during our third quarter of fiscal 2009, pretax income of approximately $92,000, relating to both business interruption and other insurance recoveries. We expect to receive the proceeds prior to December 31, 2008.

12.  Contingencies

Legal and Regulatory Proceedings - Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance.  The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. Through October 26, 2008, we have accrued an estimated liability, including interest, of $9,325. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have a jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which court in May 2008 rendered judgment in our favor on procedural grounds and not on the merits. We expect the Greek government to appeal this decision to the Administrative Supreme Court.  Therefore, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

We are subject to various contingencies and litigation and other matters and have a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, we believe they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact our consolidated financial condition or results of operations.

13.  Condensed Consolidating Financial Information

Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Subordinated Notes.

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Services, Inc.; CSNO, L.L.C.; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Bettendorf Marina Corp.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; IOC-St. Louis County, Inc.; IOC-Black Hawk County, Inc.; IOC-PA, L.L.C.; IOC-City of St. Louis, L.L.C.; IOC-Manufacturing, Inc.; Riverboat Corporation of Mississippi — Vicksburg; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; and IOC-Black Hawk Distribution Company, L.L.C.; Casino America of Colorado, Inc.; Black Hawk Holdings, L.L.C. and IOC-Caruthersville, L.L.C.  Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

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

Condensed consolidating balance sheets as of October 26, 2008 and April 27, 2008 are as follows (in thousands):

	As of October 26, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$72,597	$93,713	$42,084	$(4,707)	$203,687
Intercompany receivables	1,399,280	(342,793)	(13,902)	(1,042,585)	—
Investments in subsidiaries	164,988	—	—	(164,988)	—
Property and equipment, net	12,049	1,217,592	57,457	—	1,287,098
Other assets	68,196	366,610	6,930	—	441,736
Total assets	$1,717,110	$1,335,122	$92,569	$(1,212,280)	$1,932,521

Current liabilities	$44,521	$103,452	$38,384	$(4,707)	$181,650
Intercompany payables	4,711	888,370	149,504	(1,042,585)	—
Long-term debt, less current maturities	1,470,188	4,720	1,173	—	1,476,081
Other accrued liabilities	24,385	28,563	48,537	—	101,485
Stockholders’ equity	173,305	310,017	(145,029)	(164,988)	173,305
Total liabilities and stockholders’ equity	$1,717,110	$1,335,122	$92,569	$(1,212,280)	$1,932,521

	As of April 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$46,683	$107,235	$45,568	$(105)	$199,381
Intercompany receivables	1,441,591	(382,547)	20,394	(1,079,438)	—
Investments in subsidiaries	162,496	—	—	(162,496)	—
Property and equipment, net	18,714	1,238,222	72,050	—	1,328,986
Other assets	70,358	368,316	7,125	—	445,799
Total assets	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

Current liabilities	$38,368	$107,672	$37,502	$(105)	$183,437
Intercompany payables	—	889,382	190,056	(1,079,438)	—
Long-term debt, less current maturities	1,491,063	5,041	1,487	—	1,497,591
Other accrued liabilities	22,399	24,670	58,057		105,126
Stockholders’ equity	188,012	304,461	(141,965)	(162,496)	188,012
Total liabilities and stockholders’ equity	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

Condensed consolidating statements of operations for the three and six months ended October 26, 2008 and October 28, 2007 are as follows (in thousands):

	For the Three Months Ended October 26, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$249,875	$5,780	$—	$255,655
Rooms, food, beverage and other	32	45,432	3,471	(2,356)	46,579
Gross revenues	32	295,307	9,251	(2,356)	302,234
Less promotional allowances	—	47,851	243	—	48,094
Net revenues	32	247,456	9,008	(2,356)	254,140

Operating expenses:
Casino	—	37,211	2,466	—	39,677
Gaming taxes	—	63,105	617	—	63,722
Rooms, food, beverage and other	11,003	96,374	10,037	(2,356)	115,058
Management fee expense (revenue)	(6,035)	8,348	(2,313)	—	—
Depreciation and amortization	1,209	29,613	1,446	—	32,268
Total operating expenses	6,177	234,651	12,253	(2,356)	250,725

Operating income (loss)	(6,145)	12,805	(3,245)	—	3,415
Interest expense, net	(3,086)	(17,662)	(3,590)	—	(24,338)
Equity in income (loss) of subsidiaries	(9,258)	—	—	9,258	—

Income (loss) before income taxes	(18,489)	(4,857)	(6,835)	9,258	(20,923)
Income tax (provision) benefit	4,989	1,681	753	—	7,423
Net income (loss)	$(13,500)	$(3,176)	$(6,082)	$9,258	$(13,500)

	For the Three Months Ended October 28, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$272,706	$5,576	$—	$278,282
Rooms, food, beverage and other	41	49,173	4,497	(3,190)	50,521
Gross revenues	41	321,879	10,073	(3,190)	328,803
Less promotional allowances	—	49,633	332	—	49,965
Net revenues	41	272,246	9,741	(3,190)	278,838

Operating expenses:
Casino	—	37,952	3,378	—	41,330
Gaming taxes	—	71,401	564	—	71,965
Rooms, food, beverage and other	18,596	102,241	10,322	(3,190)	127,969
Management fee expense (revenue)	(6,728)	8,789	(2,061)	—	—
Depreciation and amortization	1,769	31,344	2,157	—	35,270
Total operating expenses	13,637	251,727	14,360	(3,190)	276,534

Operating income (loss)	(13,596)	20,519	(4,619)	—	2,304
Interest expense, net	(7,579)	(18,335)	(2,122)	—	(28,036)
Loss on extinguishment of debt	(11,468)	—	—	—	(11,468)
Equity in income (loss) of subsidiaries	(6,948)	—	—	6,948	—

Income (loss) before income taxes	(39,591)	2,184	(6,741)	6,948	(37,200)
Income tax (provision) benefit	14,956	294	(639)	—	14,611
Minority interest	—	—	—	(2,046)	(2,046)
Net income (loss)	$(24,635)	$2,478	$(7,380)	$4,902	$(24,635)

	For the Six Months Ended October 26, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$523,214	$13,442	$—	$536,656
Rooms, food, beverage and other	182	95,180	7,054	(4,818)	97,598
Gross revenues	182	618,394	20,496	(4,818)	634,254
Less promotional allowances	—	97,274	535	—	97,809
Net revenues	182	521,120	19,961	(4,818)	536,445

Operating expenses:
Casino	—	74,988	5,115	—	80,103
Gaming taxes	—	133,504	1,363	—	134,867
Rooms, food, beverage and other	28,022	192,552	18,658	(4,818)	234,414
Management fee expense (revenue)	(13,510)	18,085	(4,575)	—	—
Depreciation and amortization	2,438	59,830	2,739	—	65,007
Total operating expenses	16,950	478,959	23,300	(4,818)	514,391

Operating income (loss)	(16,768)	42,161	(3,339)	—	22,054
Interest expense, net	(5,758)	(35,350)	(7,329)	—	(48,437)
Equity in income (loss) of subsidiaries	(6,486)	—	—	6,486	—

Income (loss) before income taxes	(29,012)	6,811	(10,668)	6,486	(26,383)
Income tax (provision) benefit	11,886	(2,801)	172	—	9,257
Net income (loss)	$(17,126)	$4,010	$(10,496)	$6,486	$(17,126)

	For the Six Months Ended October 28, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$543,728	$11,788	$—	$555,516
Rooms, food, beverage and other	72	100,814	8,539	(6,419)	103,006
Gross revenues	72	644,542	20,327	(6,419)	658,522
Less promotional allowances	—	100,516	635	—	101,151
Net revenues	72	544,026	19,692	(6,419)	557,371

Operating expenses:
Casino	—	74,907	5,786	—	80,693
Gaming taxes	—	139,855	1,182	—	141,037
Rooms, food, beverage and other	29,693	204,918	21,272	(6,419)	249,464
Management fee expense (revenue)	(15,145)	18,982	(3,837)	—	—
Depreciation and amortization	2,574	60,023	3,230	—	65,827
Total operating expenses	17,122	498,685	27,633	(6,419)	537,021

Operating income (loss)	(17,050)	45,341	(7,941)	—	20,350
Interest expense, net	(15,760)	(33,412)	(3,584)	—	(52,756)
Loss on extinguishment of debt	(13,660)	—	—	—	(13,660)
Equity in income (loss) of subsidiaries	(4,294)	—	—	4,294	—

Income (loss) before income taxes	(50,764)	11,929	(11,525)	4,294	(46,066)
Income tax (provision) benefit	19,014	376	(1,101)	—	18,289
Minority interest	—	—	—	(3,973)	(3,973)
Net income (loss)	$(31,750)	$12,305	$(12,626)	$321	$(31,750)

Condensed consolidating statements of cash flows for the six months ended October 26, 2008 and October 28, 2007 are as follows (in thousands):

	Six Months Ended October 26, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(22,526)	$75,769	$(4,446)	$—	$48,797
Net cash provided by (used in) investing activities	41,552	(32,640)	(1,562)	(40,317)	(32,967)
Net cash provided by (used in) financing activities	(20,765)	(45,562)	4,388	40,317	(21,622)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(501)	—	(501)
Net increase (decrease) in cash and cash equivalents	(1,739)	(2,433)	(2,121)	—	(6,293)
Cash and cash equivalents at beginning of the period	5,363	67,540	18,887	—	91,790
Cash and cash equivalents at end of the period	$3,624	$65,107	$16,766	$—	$85,497

	Six Months Ended October 28, 2007
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(45,765)	$74,508	$(9,603)	$—	$19,140
Net cash provided by (used in) investing activities	(119,959)	(161,595)	(16,997)	118,515	(180,036)
Net cash provided by (used in) financing activities	97,755	83,701	24,860	(118,515)	87,801
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(58)	—	(58)
Net increase (decrease) in cash and cash equivalents	(67,969)	(3,386)	(1,798)	—	(73,153)
Cash and cash equivalents at beginning of the period	82,895	85,466	19,753	—	188,114
Cash and cash equivalents at end of the period	$14,926	$82,080	$17,955	$—	$114,961

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The comparability of our operating results has been affected by write-offs and other charges, flooding, acquisition or opening of new properties in fiscal 2008, acquisition of minority interest and losses from the early extinguishment of debt.  Additionally, we believe our operating results have been impacted by economic and recessionary conditions including the recent and ongoing economic downturn and high fuel costs during the first part of fiscal 2009.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 27, 2008 and give consideration to the following:

Impact of Economic Conditions – Consistent with trends within our industry, we experienced declines in our revenues during our second quarter of fiscal 2009.  While we continue to adjust our marketing plans and manage our expenses, we believe that the current economic environment continues to impact our operating results.  In addition to deteriorating general economic conditions, we believe that our operations have been impacted by temporary property closures due to hurricanes and flooding, the high cost of gasoline during the first part of fiscal 2009, a smoking ban in Colorado and increased competition at our Pompano property.

Property Closures – As a result of Hurricanes Gustav and Ike, our Lake Charles, Biloxi and Natchez properties were closed for six, three and three days respectively during the three months ended October 26, 2008 and additionally, as a result of flooding conditions on the Mississippi River, our Davenport and Natchez properties were closed for 20 and 14 days, respectively, during the six months ended October 26,

2008. The impact of the hurricanes and floods also affected our revenue and operating results for periods before and after the closures.

Colorado Smoking Ban – The smoking ban enacted in Colorado during January 2008 has had a continuing impact on our overall operating results at our Black Hawk, Colorado properties.

Pompano Competition – The introduction of table games and expansion of Class III gaming at competing Native American casinos, beginning July 2008,  has had a negative impact on our Pompano property’s net revenues and operating results.

Write-offs and Other Charges – During the first quarter of fiscal 2009, we recorded charges of $6.0 million, consisting of a $5.0 million non-cash charge representing our cancellation of rights to acquire land and a $1.0 million termination fee, following our agreement to terminate the development of a potential casino project in Portland, Oregon.

The results from operations for the three and six month periods of fiscal 2008 include $6.5 million of write-offs of costs related to the termination of our plans to develop a new casino in west Harrison County, Mississippi and the write-off of construction projects in Davenport, Iowa and Kansas City, Missouri which we cancelled during the second quarter of fiscal 2008.

Acquisition or Opening of New Properties -We acquired our Caruthersville, Missouri casino in June 2007 and opened our Waterloo, Iowa and Coventry, England casinos in June 2007 and July 2007, respectively.  As a result of the acquisition or opening of these new properties, we incurred pre-opening costs of $6.5 million during the six months ended October 26, 2007.

Acquisition of Minority Interest – On January 27, 2008, we acquired the 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million.

Loss from Early Extinguishment of Debt – In the second quarter of fiscal 2008, we recognized an $11.5 million loss from early extinguishment of debt related to the early retirement of our 9% Senior Subordinated Notes.  This loss included a $9.0 million call premium and a $2.5 million write-off of deferred financing costs.  Proceeds from a $200.0 million term loan under our July 2007 Credit Facility were used to finance the retirement.  Total loss from early extinguishment of debt for the six months ended October 28, 2007 of $13.7 million also includes a $2.2 million loss from the early extinguishment of our February 2005 Credit Facility, which was replaced with our July 2007 Credit Facility.

Revenues

Revenues for the three and six months ended October 26, 2008 and October 28, 2007 are as follows:

	Three Months Ended
(in thousands)	October 26, 2008	October 28, 2007	Variance	Percentage Variance

Revenues:
Casino	$255,655	$278,282	$(22,627)	-8.1%
Rooms	12,774	13,080	(306)	-2.3%
Pari-mutuel commissions and fees	3,123	3,838	(715)	-18.6%
Food, beverage and other	30,682	33,603	(2,921)	-8.7%
Gross revenues	302,234	328,803	(26,569)	-8.1%
Less promotional allowances	48,094	49,965	(1,871)	-3.7%
Net revenues	$254,140	$278,838	(24,698)	-8.9%

	Six Months Ended
(in thousands)	October 26, 2008	October 28, 2007	Variance	Percentage Variance

Revenues:
Casino	$536,656	$555,516	$(18,860)	-3.4%
Rooms	26,480	26,921	(441)	-1.6%
Pari-mutuel commissions and fees	7,396	8,414	(1,018)	-12.1%
Food, beverage and other	63,722	67,671	(3,949)	-5.8%
Gross revenues	634,254	658,522	(24,268)	-3.7%
Less promotional allowances	97,809	101,151	(3,342)	-3.3%
Net revenues	$536,445	$557,371	(20,926)	-3.8%

Casino Revenues - Casino revenues decreased $22.6 million, or 8.1%, and $18.9 million, or 3.4%, respectively, for the three and six months ended October 26, 2008, compared to the three and six months ended October 28, 2007.  Decreases in casino revenues reflect the impact of general economic conditions, as well as, decreases in casino revenues at our Lake Charles, Biloxi, Natchez and Davenport properties due to closures resulting from weather conditions and decreased revenues at our Colorado properties as a result of a smoking ban in the state of Colorado.  During the three and six months ended October 26, 2008, our casino revenues decreased $6.8 million and $15.3 million, respectively, at our Lake Charles, Biloxi and Natchez properties as compared to the prior year periods, reflecting the effects of hurricanes Gustav and Ike during the three months ended October 26, 2008, as well as the impact on our Natchez property of flooding during the six months ended October 26, 2008.  Casino revenues at our Davenport property decreased $3.0 million as compared to the prior year period, reflecting the impact of flooding during the six months ended October 26, 2008.  Casino revenues also decreased by $8.9 million and $16.2 million, for the three and six months period ended October 26, 2008, respectively, at our Colorado properties in part due to the impact of a smoking ban put into effect on January 1, 2008 in the state of Colorado.  These decreases were partially offset by increases in casino revenues of $2.8 million and $19.7 million for the three and six months ended October 26, 2008, respectively, due to our new properties in Caruthersville, Waterloo and Coventry being opened for the entire period in fiscal 2009.

Rooms Revenue - Rooms revenue decreased $0.3 million, or 2.3%, and $0.4 million, or 1.6% for the three and six months ended October 26, 2008, compared to the three and six months ended October 28, 2007.  Rooms revenue decreased in total at our Biloxi, Natchez and Black Hawk properties by $1.2 million and $2.1 million for the three and six month periods, respectively, which we attribute to declining economic conditions, increased competition and at Black Hawk the impact of the smoking ban in Colorado.  These declines in room revenues were offset by increases of $0.9 million and $1.7 million for the three and six month periods ending October 28, 2008, respectively, due to our Waterloo and Lake Charles properties being open for the entire period and increased room demand from displaced hurricane residents, respectively.

Pari-mutuel Commissions and Fees - Pari-mutuel commissions earned at Pompano Park for the three and six months ended October 26, 2008 decreased $0.7 million, or 18.6%, and $1.0 million, or 12.1%, in the three and six month periods ended October 26, 2008, respectively, due to decreased commissions from simulcast races.

Food, Beverage and Other Revenues - Food, beverage and other revenues decreased $2.9 million, or 8.7%, and $3.9 million or 5.8% for the three and six months ended October 26, 2008, respectively, compared to the three and six months ended October 28, 2007.  Food, beverage and other revenue also decreased at our Lake Charles, Biloxi, Natchez and Davenport properties by an aggregate of $2.1 million and $4.9 million in the three and six months ended October 26, 2008, respectively, due to weather related closures.  These decreases were offset by increases of $0.1 million and $2.1 million for the three and six months ended October 26, 2008, respectively, at our new properties in Caruthersville, Waterloo and Coventry.

Promotional Allowances - Promotional allowances decreased $1.9 million, or 3.7%, and $3.3 million, or 3.3%, for the three and six months ended October 26, 2008, respectively, compared to the three and six months ended October 28, 2007.  Promotional allowances at our Lake Charles, Biloxi, Natchez and Davenport properties decreased $2.7 million and $6.3 million as a result of weather related property closures during the three and six months ended October 26, 2008, respectively, as compared to the prior year periods.  Promotional allowances also decreased $1.5 million and $3.0 million for the three and six months ended October 26, 2008, respectively, at our Colorado properties, in part corresponding to reductions in revenues attributable to the new smoking ban in the state.  These amounts were offset by increases in promotional allowances at our new properties in Caruthersville, Waterloo and Coventry by $0.9 million and $3.2 million for the three and six months ended October 26, 2008, respectively, as well as increases in promotional spending at our Pompano Park property of $1.6 million and $3.6 million, respectively, due to increased marketing efforts intended to increase gaming revenues.

Operating Expenses

Operating expenses for the three and six months ended October 26, 2008 and October 28, 2007 are as follows:

	Three Months Ended
(in thousands)	October 26, 2008	October 28, 2007	Variance	Percentage Variance

Operating expenses:
Casino	$39,677	$41,330	$(1,653)	-4.0%
Gaming taxes	63,722	71,965	(8,243)	-11.5%
Rooms	3,193	3,164	29	0.9%
Pari-mutuel	2,929	3,172	(243)	-7.7%
Food, beverage and other	10,274	11,400	(1,126)	-9.9%
Marine and facilities	17,388	16,781	607	3.6%
Marketing and administrative	68,049	73,683	(5,634)	-7.6%
Corporate and development	13,225	12,919	306	2.4%
Write-offs and other charges	—	6,526	(6,526)	-100.0%
Pre-opening	—	324	(324)	-100.0%
Depreciation and amortization	32,268	35,270	(3,002)	-8.5%
Total operating expenses	$250,725	$276,534	(25,809)	-9.3%

	Six Months Ended
(in thousands)	October 26, 2008	October 28, 2007	Variance	Percentage Variance

Operating expenses:
Casino	$80,103	$80,693	$(590)	-0.7%
Gaming taxes	134,867	141,037	(6,170)	-4.4%
Rooms	6,582	6,345	237	3.7%
Pari-mutuel commissions and fees	6,115	6,844	(729)	-10.7%
Food, beverage and other	21,592	23,029	(1,437)	-6.2%
Marine and facilities	34,293	33,271	1,022	3.1%
Marketing and administrative	136,301	142,999	(6,698)	-4.7%
Corporate and development	23,531	23,993	(462)	-1.9%
Write-offs and other valuation charges	6,000	6,526	(526)	-8.1%
Pre-opening	—	6,457	(6,457)	-100.0%
Depreciation and amortization	65,007	65,827	(820)	-1.2%
Total operating expenses	$514,391	$537,021	(22,630)	-4.2%

Casino, Gaming Taxes, and Food Beverage and Other - Decreases in casino, gaming taxes, and food, beverage and other operating expenses are primarily in proportion to the lower revenues, reflecting the factors discussed above including the impact of general economic conditions, as well as, further decreases in revenues as a result of our Lake Charles, Biloxi, Natchez and Davenport properties being closed due to weather conditions and decreases in revenues at our Colorado properties attributable to a smoking ban being enacted in the state of Colorado.  These decrease expenses were partially offset by increases in expenses at our new properties; Pompano Park, Caruthersville, Waterloo and Coventry, reflecting a full year of operations.

Rooms - Rooms expense was consistent for the three months ended October 26, 2008, as compared to the three months ended October 28, 2007 and increased $0.2 million, or 3.7% for the six months ended October 26, 2008, compared to the same period in the prior fiscal year.  This increase in rooms expenses for the six months ended October 26, 2008, is attributable to a $0.3 million increase as a result of increased capacity at our Waterloo and Bettendorf properties due to the opening of a new hotel and a hotel expansion, respectively.  Our Lake Charles property rooms expense also increased $0.2 million as a result of increased revenues for the six months ended October 26, 2008.  These increases were offset by $0.3 million decrease due to cost reduction efforts at our Biloxi property and rooms out of service for remodeling at our Lula property.

Pari-mutuel - Pari-mutuel operating costs of our Pompano Park property decreased $0.2 million, or 7.7%, and $0.7 million, or 10.7% for the three and six months ended October 26, 2008, compared to the three and six months ended October 28, 2007, and corresponds to a decrease in pari-mutuel revenues for the period as a result of a decrease in simulcast racing fees. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

Marine and Facilities - These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions.  Marine and facilities expenses increased $0.6 million, or 3.6%, and $1.0 million, or 3.1% in the three and six months ended October 26, 2008 as compared to the prior fiscal year periods.  These increases in marine and facilities expenses are primarily attributable to the acquisition or opening of new properties in Caruthersville, Waterloo and Coventry, for which our marine and facilities expenses increased $0.2 million and $1.1 million for the three and six months ended October 26, 2008, respectively, as compared to the same period in the prior year.

Marketing and Administrative - These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.  Marketing and administrative expenses decreased $5.6 million, or 7.6%, and $6.7 million, or 4.7%, in the three and six months ended October 26, 2008, respectively, compared to the same period in the prior year.  This decrease in marketing and administrative expenses for the three and six months ended October 26, 2008, reflects our decision to reduce our marketing costs as a result of decreases in net revenues and through cost reductions in administrative expenses.

Corporate and Development - Our corporate and development expenses were $13.2 million for the three months ended October 26, 2008, as compared to $12.9 million for the three months ended October 28, 2007, and were $23.5 million for the six months ended October 26, 2008 as compared to $24.0 million for the six months ended October 28, 2007.  The three month increase is primarily due to an increase in stock compensation expenses as a result of our tender offer to exchange of certain employee stock options for cash and restricted stock.  Development expenses decreased year over year for the three and six months ended October 26, 2008, by $0.7 million and $2.1 million, respectively, as our prior year included development costs primarily related to opportunities in Mississippi.

Pre-opening - Pre-opening expenses included $0.3 million for Waterloo for the three months ended October 28, 2007, and $3.3 million, $2.8 million and $0.3 million for Waterloo, Coventry and Pompano for the six months ended October 28, 2007, respectively.

Depreciation and Amortization - Depreciation and amortization expense for the three and six months ended October 26, 2008 decreased $3.0 million, or 8.5%, and $0.8 million, or 1.2%, respectively, as compared to the comparable periods during fiscal 2008, due primarily year over year reductions in new capital expenditures.

Other Income (Expense), Income Taxes, and Minority Interest

Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, and minority interest, net of income taxes for the three and six months ended October 26, 2008 and October 28, 2007 are as follows:

	Three Months Ended
	October 26,	October 28,		Percentage
(in thousands)	2008	2007	Variance	Variance

Interest expense	$(24,837)	$(29,176)	$4,339	-14.9%
Interest income	499	1,140	(641)	-56.2%
Loss on early extinguishment of debt	—	(11,468)	11,468	-100.0%
Income tax (provision) benefit	7,423	14,611	(7,188)	-49.2%
Minority interest	—	(2,046)	2,046	-100.0%

	Six Months Ended
	October 26,	October 28,		Percentage
(in thousands)	2008	2007	Variance	Variance

Interest expense	$(49,493)	$(54,990)	$5,497	-10.0%
Interest income	1,056	2,234	(1,178)	-52.7%
Loss on early extinguishment of debt	—	(13,660)	13,660	-100.0%
Income tax (provision) benefit	9,257	18,289	(9,032)	-49.4%
Minority interest	—	(3,973)	3,973	-100.0%

Interest Expense - Interest expense decreased $4.3 million, or 14.9%, and $5.5 million, or 10.0% for the three and six months ended October 26, 2008, respectively, compared to the same periods in the prior year.  This decrease is primarily attributable to lower interest rates on our outstanding indebtedness and reductions in our outstanding debt balances.

Interest Income - During the three and six months ended October 26, 2008, our interest income was $0.5 million and $1.1 million, respectively, compared to $1.1 million and $2.2 million for the three and six months ended October 28, 2007, respectively.  The reduction in interest income reflects decreases in our invested cash balances and lower interest rates.

Income Tax (Provision) Benefit – Our income tax (provision) benefit is, and thus our effective income tax rate has been, impacted by interim changes in our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent items in relation to such estimated income or loss.  Effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2008	2007	2008	2007
Total	35.48%	39.28%	35.09%	39.70%

Minority Interest - During the three and six months ended October 28, 2007, our minority interest expense was $2.0 million and $4.0 million. On January 27, 2008, we acquired the remaining 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million, resulting in the elimination of minority interest expense.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 26, 2008, we generated $48.8 million in cash flows from operating activities compared to generating $19.1 million during the six months ended October 28, 2007, primarily resulting from a reduction in our net loss for the period by $14.6 million.  Additionally, our results for the six months ended October 28, 2007 included non-cash charges of $13.7 million for loss on extinguishment of debt and $4.0 million for minority interest offset by increased usage of working capital including income taxes receivable, prepaid expenses, accounts payable and accrued liabilities.

Cash Flows used in Investing Activities - During the six months ended October 26, 2008, we used $33.0 million in investing activities compared to using $180.0 million during the six months ended October 28, 2007.  Significant investing activities for the six months ended October 26, 2008 included the purchases of property and equipment of $30.8 million and the payment of $4.0 million towards our Waterloo gaming license.

The decrease in our cash flows used in investing activities from 2007 is a result of the six months ended October 28, 2007 including $43.0 million for the acquisition of our Caruthersville property and $134.8 million in capital expenditures resulting from the completion of our new properties opened in Waterloo, Pompano and Coventry.

Cash Flows from Financing Activities - During the six months ended October 26, 2008, our net cash flows from financing activities were used to repay $21.7 million of our debt.

During the six months ended October 28, 2007, our net cash flows from financing activities provided $87.8 million primarily attributable to the replacement of our senior subordinated notes and February 2005 Credit Facility with our July 2007 Credit Facility.  In connection with these transactions, we paid $8.4 million in deferred financing costs.

Availability of Cash and Debt - At October 26, 2008, we had cash and cash equivalents and marketable securities of $104.7 million.

As of October 26, 2008, we had outstanding $114.0 million of the $475.0 million revolving credit line and $864.9 million in term loans under the $1.35 billion July 2007 Credit Facility.  Our net credit availability at October 26, 2008 was approximately $98.0 million. The principal amount outstanding under our July 2007 Credit Facility may be increased by an aggregate amount of up to $300.0 million, subject to syndication and other conditions set forth in the July 2007 Credit Facility, through the exercise of a “greenshoe” provision.

Subsequent to October 26, 2008, we received an income tax refund of approximately $19.7 million and reached a final settlement with our insurance carriers of our Hurricane Katrina claim resulting in an additional $95.0 million in insurance proceeds which we expect to receive on or before December 31, 2008.

Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing.  While, we believe that existing cash, cash flow from operations, available borrowings under our Credit Facility, insurance proceeds from the settlement of our Hurricane Katrina claim and income tax refunds will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that our planned reduced levels of capital investments will be sufficient to allow us to remain competitive in our existing markets. We are highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms if our current sources of liquidity are not sufficient or if we fail to stay in compliance with the covenants of our Credit Facility. As a result, limitations on our capital resources could delay or cause us to abandon certain plans for capital improvements at our existing properties and/or development of new properties. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

Capital Expenditures and Development Activities – We currently have hotel room renovation projects in progress at our Lula and Lake Charles properties and rebranding projects are ongoing at our Caruthersville and Marquette properties.  We expect capital expenditures to complete these projects will be approximately $10 million to $15 million during the remainder of fiscal 2009.  In addition, we expect to spend approximately $20 million to $25 million in maintenance capital expenditures through the balance of the fiscal year.

Given current economic and business conditions and the state of the capital markets, we do not anticipate any significant additional capital projects (other than maintenance capital), until economic and business trends improve.

As part of our business development activities, from time to time we enter into agreements which could result in the acquisition or development of businesses or assets.  These business development efforts and related agreements typically require the expenditure of cash, which may be significant.  The amount and timing of our cash expenditures relating to development activities may vary based upon our evaluation of development opportunities.  Our development plans are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2008 Annual Report on Form 10-K.  There were no newly identified significant accounting estimates in the second quarter of fiscal 2009, nor were there any material changes to the critical accounting policies and estimates in our 2008 Annual Report on Form 10-K.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our July 2007 Credit Facility.

We have entered into seven interest rate swap arrangements with aggregate notional value of $500.0 million as of October 26, 2008.  The swap agreements effectively convert portions of the July 2007 Credit Facility variable rate debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2010, 2011, 2012 and 2014.  These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of October 26, 2008, as being fully effective.

We are also exposed to market risks relating to fluctuations in currency exchange rates related to our ownership interests and development activities in the United Kingdom.  As we finance a portion of our United

Kingdom investments in the local currency of the United Kingdom and due to the limited scope and nature of our United Kingdom operations, our market risks relating to fluctuations in currency exchange rates are immaterial.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of October 26, 2008.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 26, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 12 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                     RISK FACTORS

There are no material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008. An additional risk factor is detailed as follows:

Our business may be adversely affected by conditions in the world financial markets and global financial conditions that could impact our revenues and, as a result, our ability to remain in compliance with restrictive covenants that govern our indebtedness.

The gaming industry has been affected by changes in consumer spending in the markets in which we operate resulting from the global economic slowdown and significant disruptions in the banking system and financial markets which may continue to result in fewer patrons at our properties, as well as decreased spending by our patrons. The effects of these conditions on our business may accelerate as businesses downsize their workforces and our patrons experience significant reductions in amounts available for discretionary spending. Many of our patrons have also experienced significant reductions in their savings as a result of recent investment losses. The dramatic tightening of the credit markets and current low level of liquidity in many financial markets has had a dramatic impact on the availability and cost of capital and credit.  While there has been government response to the disruptions, there can be no assurance that this will restore consumer confidence, stabilize the markets or increase the availability of credit.  Continued adverse conditions in world financial markets and further deterioration of economic conditions could result in further reduction in our net revenues.  While we are currently in compliance with our debt covenants, continuance of such adverse market conditions and negative revenue trends could result in our inability to remain in compliance with restrictive covenants that govern our indebtedness.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the authorization of our board of directors, we have purchased our common stock under stock repurchase programs. These authorizations allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the three months ended October 26, 2008.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                              SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on October 6, 2008. The stockholders elected nine members to our Board of Directors to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. In addition, the stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending April 26, 2009.

The number of shares voting as to the above issues is set forth below:

	Votes
Election of Directors	For	Against
Bernard Goldstein	27,580,584	1,831,034
James B. Perry	27,684,967	1,726,651
Robert S. Goldstein	27,017,966	2,393,652
Alan J. Glazer	27,809,517	1,602,101
W. Randolph Baker	28,981,934	429,684
Jeffrey D. Goldstein	27,014,861	2,396,757
John G. Brackenbury	26,509,640	2,901,978
Shaun R. Hayes	29,000,766	410,852
Lee S. Wielansky	26,508,765	2,902,853

The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending April 26, 2009, with voting as follows: 29,183,690 for, 210,658 against, 17,269 abstaining.

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 5, 2008	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.