Form 10-Q
period 2009-01-25
ISLE OF CAPRI CASINOS INC
filed 2009-03-06
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2009

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

As of March 2, 2009, the Company had a total of 31,774,218 shares of Common Stock outstanding (which excludes 4,340,476 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 25,	April 27,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,713	$91,790
Restricted cash	35,000	—
Marketable securities	15,971	18,533
Accounts receivable, net	8,897	12,195
Insurance receivable, net	1,209	7,689
Income tax receivable	9,987	28,663
Deferred income taxes	9,866	12,606
Prepaid expenses and other assets	30,656	27,905
Total current assets	293,299	199,381
Property and equipment, net	1,247,967	1,328,986
Other assets:
Goodwill	324,336	307,649
Other intangible assets, net	95,834	89,252
Deferred financing costs, net	11,459	13,381
Restricted cash	2,774	4,802
Prepaid deposits and other	19,122	22,948
Deferred income taxes	—	7,767
Total assets	$1,994,791	$1,974,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$44,228	$9,698
Accounts payable	20,125	29,283
Accrued liabilities:
Interest	17,757	8,580
Payroll and related	44,390	47,618
Property and other taxes	29,262	30,137
Other	56,780	58,121
Total current liabilities	212,542	183,437
Long-term debt, less current maturities	1,452,811	1,497,591
Deferred income taxes	11,756	—
Other accrued liabilities	58,372	52,821
Other long-term liabilities	48,351	52,305
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 36,114,694 at January 25, 2009 and 35,229,006 at April 27, 2008	362	353
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	194,496	188,036
Retained earnings	87,240	58,253
Accumulated other comprehensive loss	(18,740)	(5,601)
	263,358	241,041
Treasury stock, 4,340,476 shares at January 25, 2009 and 4,372,073 shares at April 27, 2008	(52,399)	(53,029)
Total stockholders’ equity	210,959	188,012
Total liabilities and stockholders’ equity	$1,994,791	$1,974,166

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2009	2008	2009	2008
Revenues:
Casino	$252,158	$269,480	$788,814	$824,996
Rooms	9,216	10,674	35,696	37,595
Pari-mutuel, food, beverage and other	33,427	38,123	104,545	114,208
Hurricane insurance recoveries	60,000	—	60,000	—
Gross revenues	354,801	318,277	989,055	976,799
Less promotional allowances	46,625	48,612	144,434	149,763
Net revenues	308,176	269,665	844,621	827,036
Operating expenses:
Casino	39,360	40,963	119,463	121,656
Gaming taxes	63,790	70,123	198,657	211,160
Rooms	2,624	2,507	9,206	8,852
Pari-mutuel	2,972	4,436	9,087	11,280
Food, beverage and other	9,908	10,614	31,500	33,643
Marine and facilities	15,921	16,852	50,214	50,123
Marketing and administrative	66,085	71,174	202,386	214,173
Corporate and development	9,039	11,846	32,570	35,839
Hurricane insurance recoveries	(32,179)	—	(32,179)	—
Pre-opening, write-offs and other charges	—	—	6,000	12,983
Depreciation and amortization	30,981	34,871	95,988	100,698
Total operating expenses	208,501	263,386	722,892	800,407
Operating income	99,675	6,279	121,729	26,629
Interest expense	(24,872)	(27,548)	(74,365)	(82,538)
Interest income	752	872	1,808	3,106
Loss on early extinguishment of debt	—	—	—	(13,660)
Income (loss) before income taxes and minority interest	75,555	(20,397)	49,172	(66,463)
Income tax (provision) benefit	(29,442)	7,443	(20,185)	25,732
Minority interest	—	(895)	—	(4,868)
Net income (loss)	$46,113	$(13,849)	$28,987	$(45,599)

Earnings (loss) per common share-basic:
Net income (loss)	$1.45	$(0.45)	$0.93	$(1.49)

Earnings (loss) per common share-diluted:
Net income (loss)	$1.45	$(0.45)	$0.93	$(1.49)

Weighted average basic shares	31,765,365	30,836,139	31,240,008	30,651,056
Weighted average diluted shares	31,765,365	30,836,139	31,248,402	30,651,056

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Shares of		Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity
Balance, April 27, 2008	35,229,006	$353	$188,036	$58,253	$(5,601)	$(53,029)	$188,012
Net income	—	—	—	28,987	—	—	28,987
Unrealized loss on interest rate swap contracts net of income tax benefit of $5,660	—	—	—	—	(9,286)	—	(9,286)
Foreign currency translation adjustments	—	—	—	—	(3,853)	—	(3,853)
Comprehensive income	—	—	—	—	—	—	15,848
Exercise of stock options	36,414	—	110	—	—	—	110
Issuance of deferred bonus shares from treasury stock	—	—	(630)	—	—	630	—
Deferred bonus expense and other	664	—	(851)	—	—	—	(851)
Issuance of restricted stock, net of forfeitures	848,610	9	(9)	—	—	—	—
Stock compensation expense	—	—	7,840	—	—	—	7,840
Balance, January 25, 2009	36,114,694	$362	$194,496	$87,240	$(18,740)	$(52,399)	$210,959

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 25, 2009	January 27, 2008
Operating activities:
Net income (loss)	$28,987	$(45,599)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,988	100,698
Amortization of deferred financing costs	1,922	2,064
Property insurance proceeds - Hurricane Katrina, net	(32,179)	—
Loss on derivative instruments	—	521
Write-offs and other charges	5,000	6,526
Deferred income taxes	23,709	—
Stock compensation expense	7,840	5,441
Deferred compensation expense	(851)	199
Loss on extinguishment of debt	—	13,660
Gain on disposal of assets	(144)	(219)
Minority interest	—	4,868
Changes in operating assets and liabilities:
Marketable securities	2,562	(3,591)
Accounts receivable	2,489	(13)
Insurance receivable	6,480	45,804
Income tax receivable (payable)	18,675	(36,538)
Prepaid expenses and other assets	500	(6,211)
Accounts payable and accrued liabilities	(10,035)	(43,062)
Net cash provided by operating activities	150,943	44,548

Investing activities:
Purchase of property and equipment	(45,626)	(141,914)
Payments towards gaming license	(4,000)	(157)
Property insurance proceeds - Hurricane Katrina, net	32,179	—
Net cash paid for acquisitions	—	(107,896)
Increase in restricted cash	(33,159)	(1,753)
Net cash used in investing activities	(50,606)	(251,720)

Financing activities:
Proceeds from debt issuance	—	700,000
Principal payments on debt	(7,403)	(508,197)
Borrowings (payments) on lines of credit, net	(2,453)	(50,460)
Payment of deferred financing costs	—	(8,383)
Cash distribution to minority partner	—	(1,249)
Purchase of treasury stock	—	(1,301)
Proceeds from exercise of stock options including tax benefit	110	6,149
Net cash provided by (used in) financing activities	(9,746)	136,559

Effect of foreign currency exchange rates on cash	(668)	72

Net (decrease) increase in cash and cash equivalents	89,923	(70,541)
Cash and cash equivalents, beginning of period	91,790	188,114
Cash and cash equivalents, end of the period	$181,713	$117,573

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

SFAS 142 indicates that a sustained decline in our market capitalization resulting in us having a net book value greater than our market capitalization may be considered an indicator of impairment.  The net book value of our stockholders’ equity at January 25, 2009 of $210,959 exceeds our market capitalization for our common stock at January 25, 2009 of approximately $88,968.  After completing a preliminary analysis of all potential interim impairment indicators, including forecasted operating performance and market transaction multiples of reporting units with goodwill, we do not believe as of January 25, 2009, an indicator of impairment exists that would more likely than not reduce the fair value of reporting units below their carrying value.  A continued or further decline of our market capitalization, operating performance or other evidence of impairment could require us to record an impairment charge during our annual impairment test in the fourth quarter or to record an impairment charge in future interim periods.

Recently Issued Accounting Standards —

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities.  Specifically, entities are required to provide enhanced disclosures about: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the effect of this statement on its financial statements to be material.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) after the effective date of the accounting standard.

3.  Long-Term Debt

Long-term debt consists of the following:

	January 25,		April 27,
	2009		2008
Senior Secured Credit Facility:
July 2007 Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime, plus a margin	$128,000		$130,500
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime, plus a margin	862,750		869,313
Senior Subordinated Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	500,000		500,000
Other	6,289		7,476
	1,497,039		1,507,289
Less current maturities	44,228	(1)	9,698
Long-term debt	$1,452,811		$1,497,591

(1) Current maturities include $35,000 of Hurricane Katrina insurance settlement proceeds, which we are required to repay our variable rate term loans under the terms of our July 2007 Credit Facility. We expect to make the payment during March 2009.

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

Our net line of credit availability at January 25, 2009 was approximately $325,440, after consideration of $21,560 in outstanding letters of credit.  We have an annual commitment fee related to the unused portion of the credit facility of up to 0.5% which is included in interest expense in the accompanying condensed consolidated statements of operations.  The weighted average effective interest rate of the July 2007 Credit Facility for the three and nine months ended January 25, 2009 was 5.51% and 5.54%, respectively.

The July 2007 Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The July 2007 Credit Facility also restricts our ability to make certain investments or distributions.  We are in compliance with the covenants as of January 25, 2009.

7% Senior Subordinated Notes - During 2004, we issued $500,000 of 7% Senior Subordinated Notes due 2014 (“7% Senior Subordinated Notes”). The 7% Senior Subordinated Notes are guaranteed, on a joint and several basis, by all of our significant domestic subsidiaries and certain other subsidiaries as described in Footnote 14.  All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness.  The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

During February 2009, we retired $142,725 of our Senior Subordinated Notes, through a tender offer, for $82,773 from our available cash and cash equivalents.  After expenses related to the elimination of deferred finance costs and transactions costs, we expect to recognize a pretax gain of approximately $57,000 during our fourth quarter ending April 26, 2009.

Losses on Early Extinguishment of Debt - In conjunction with the redemption of $200,000 of 9% Senior Subordinated Notes refinanced by our July 2007 Credit Facility and the replacement of the February 2005 Credit Facility with the July 2007 Credit Facility, $13,660 of unamortized debt issuance costs and call premium were recorded as a loss on early extinguishment of debt for the nine month period ended January 27, 2008.

Interest Rate Swap Agreements - We have entered into various interest rate swap agreements pertaining to the July 2007 Credit Facility for an aggregate notional value of $500,000 with maturity dates ranging from fiscal year 2010 to 2014 in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the July 2007 Credit Facility.

These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of January 25, 2009, as being fully effective.  As a result, there is no impact on our condensed consolidated statement of operations from changes in fair value.  As of January 25, 2009, we recorded a liability of $28,684 in Other long-term liabilities representing the fair market value of the swap agreements and an accumulated unrealized loss of $17,864, net of a $10,820 deferred income tax benefit, in Accumulated other comprehensive loss on the condensed consolidated balance sheet. As January 25, 2009, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.58%.

A rollforward of accumulated other comprehensive income is as follows:

	Unrealized Loss on Interest Rate Swap Contracts	Foreign Currency Translation Gain (Loss)	Total Accumulated Other Comprehensive Loss

Balance, April 27, 2008	$(8,578)	$2,977	$(5,601)
Current period activity	(9,286)	(3,853)	(13,139)
Balance, January 25, 2009	$(17,864)	$(876)	$(18,740)

4.   Acquisition

Acquisition of Minority Interest in Black Hawk, Colorado Operations — During the quarter ended January 25, 2009, we finalized our purchase accounting for our January 2008 acquisition of the 43% minority membership interest in our Black Hawk, Colorado subsidiaries. During January 2008, a preliminary allocation of the $64,800 purchase price, including transaction costs and after consideration of minority interest of $29,819, was made by us based upon the estimated fair value of the purchased assets and assumed liabilities. This preliminary purchase price allocation resulted in values being assigned of $14,000 to property and equipment, $10,600 to other intangible assets and $10,381 to goodwill.  After completion of third party valuations of the assets acquired, the final purchase price allocation included a $8,331 reduction in the acquired historical cost basis in property and final allocation amounts of $20,855 for intangible assets, $4,611 for deferred income tax and other liabilities and $27,068 in goodwill. The intangible assets include $2,021 of trademarks and $4,257 related to our gaming licenses both with indefinite lives, as well as $14,577 relating to customers lists with a 4 year life. We accounted for the purchase using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”).

A reconciliation of goodwill is as follows:

Goodwill
Balance, April 27, 2008	$307,649
Finalization of Black Hawk purchase accounting	16,687
Balance, January 25, 2009	$324,336

5.  Other Long-Term Liabilities

Coventry Convention Center - We entered into an agreement during fiscal year 2004 to lease space for a new casino, which opened in July 2007, in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, and is owned and operated by a non-affiliated entity and began operations in August 2005. Because certain structural elements were installed by us during the construction of the space being leased and certain prepaid lease payments were made, we are required to be treated, for accounting purposes only, as the “owner” of the Arena Coventry Convention Center, in accordance with Emerging Issues Task Force Issue No. 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction”. Accordingly, we have recorded a long-term obligation for £24,492 ($33,425) and £24,231 ($48,057) as of January 25, 2009 and April 27, 2008, respectively, even though we; (1) do not own this asset, (2) we are not the obligor on the corresponding long-term obligation and (3) do not participate in or control the operations of the convention center.  Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback under SFAS No. 98 “Accounting for Leases” due to our continuing involvement as a tenant, as a result of our lease prepayments during the construction period of the convention center.  Therefore, we are accounting for the transaction using the direct financing method in accordance with SFAS No. 66 “Accounting for the Sales of Real Estate”.

The Other long-term obligation will be reflected in our condensed consolidated balance sheets until completion of the lease term, when the related fixed assets will be removed from our financial statements. At such time, the net of the remaining obligation over the carrying value of the fixed asset will be recognized as a gain on sale of the facility.

Bettendorf Regional Convention Center - We have entered into agreements with the City of Bettendorf, Iowa under which the City has constructed the regional convention center, which opened during January 2009, adjacent to our hotel. We lease, manage, and provide financial and operating support for the regional convention center. The Company has determined the regional convention center is a transaction to which EITF 97-10 applies. As such, the Company was deemed, for accounting purposes only, to be the owner of the regional convention center during the construction period.   Upon completion of the regional convention center we were precluded from accounting for the transaction as a sale and leaseback under SFAS No. 98 “Accounting for Leases” due to our continuing involvement.  As of January 25, 2009, we have recorded an other long-term obligation of $14,946.  Under the terms of our agreements for the regional convention center, we have guaranteed certain obligations related to $13,815 of notes issued by the City of Bettendorf, Iowa for the regional convention center.

6. Pre-Opening, Write—Offs and Other Charges

During May 2008, we reached an agreement terminating a letter of intent for the potential development of a casino project in Portland, Oregon.  As a part of this agreement, we agreed to relinquish our rights related to a land option and to pay a termination fee.  As a result of this termination, we recorded a $6,000 charge consisting of a non-cash write-off of $5,000 representing our rights under the land option and a  $1,000 termination fee.  Under the terms of the agreement, we retain certain rights but no continuing obligations with regard to this development project.

For the nine months ended January 27, 2008, write-offs and other charges reflected a $6,526 charge for the termination of a lease to develop a new casino in West Harrison County, Mississippi and the write-off of construction projects in Davenport, Iowa, and Kansas City, Missouri.  Pre-opening costs for the nine months ended January 27, 2008, were $6,457 relating to our Coventry, Pompano and Waterloo properties.

7.  Earnings per Share of Common Stock

Basic earnings per share (EPS) is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period.  Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2009	2008	2009	2008
Numerator:
Net income (loss) per common share	$46,113	$(13,849)	$28,987	$(45,599)

Denominator:
Weighted-average common shares outstanding	31,765,365	30,836,139	31,240,008	30,651,056
Assumed conversion of dilutive stock options	—	—	8,394	—
Diluted weighted-average common shares outstanding adjusted weighted - average shares and assumed conversions	31,765,365	30,836,139	31,248,402	30,651,056

Earnings (loss) per common share - basic	$1.45	$(0.45)	$0.93	$(1.49)
Earnings (loss) per common share - diluted	$1.45	$(0.45)	$0.93	$(1.49)

Options to purchase 1,816,521 shares were outstanding during the three and nine months periods ended January 25, 2009, but were not included in the computation of diluted EPS because they are anti-dilutive.  Due to the net loss for the three and nine months ended January 27, 2008, stock options representing 3,323,739 shares which are potentially anti-dilutive were excluded from the calculation of common shares for diluted loss per share.

8. Fair Value Measurements

In accordance with the fair value hierarchy described in SFAS No. 157 “Fair Value Measurements,” the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of January 25, 2009:

	January 25, 2009	Level 1	Level 2	Level 3

Assets:
Marketable securities	$15,971	$15,971	$—	$—

Liabilities:
Derivative instruments - interest rate swaps	$28,684	$—	$—	$28,684

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Marketable securities — The estimated fair values of our marketable securities are based upon quoted prices available in active markets and represent the amounts we would expect to receive if we sold these marketable securities.

Derivative instruments — The estimated fair value of our derivative instruments is based on market prices obtained from dealer quotes, which are based on interest yield curves and such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended January 25, 2009:

Derivative
Instruments
Balance at April 27, 2008	$13,738
Gross unrealized loss	14,946
Balance at January 25, 2009	$28,684

Unrealized losses associated with derivative instruments represent the change in fair value included in other comprehensive loss for derivative instruments qualifying for hedge accounting.

9.  Income Taxes

Our effective income tax rates for the three and nine months ended January 25, 2009 and January 27, 2008, were 39.0%, 41.0%, 36.5%, and 38.7%, respectively.  Our effective rate is based upon statutory rates applied to our pretax income adjusted for permanent differences.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit.

For the three and nine months ended January 25, 2009, our income tax provision included a ($717) and $41 (provision) benefit recognized from a change in our FIN 48 liabilities as a result of the settlement of federal income tax audits through 2006 and the filing of amended returns.

10.  Supplemental Cash Flow Disclosures

Cash Flow — For the nine months ended January 25, 2009 and January 27, 2008, we made net cash interest payments of $62,000 and $65,016, respectively.  Additionally, we received income tax refunds, net of taxes paid, of $19,653 during the nine months ended January 25, 2009 and paid income taxes, net of refunds, of $9,313 during the nine months ended January 27, 2008.

For the nine months ended January 25, 2009 and January 27, 2008, the change in accrued purchases of property and equipment in accounts payable decreased by $767 and $21,991, respectively.

11.  Stock-Based Compensation

Stock Compensation Expense - Total stock compensation expense in the accompanying condensed consolidated statements of operations was $1,367 and $1,660 for the three months ended January 25, 2009 and January 27, 2008, respectively, and was $7,840 and $5,441 for the nine months ended January 25, 2009 and January 27, 2008, respectively.  We recognize compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

A summary of restricted stock and option activity for the nine months ended January 25, 2009 is presented below:

		Weighted		Weighted
		Average		Average
		Grant-Date	Stock	Exercise
	Restricted Stock	Fair Value	Options	Price

Outstanding at April 28, 2008	—	$—	3,832,346	$18.15
Granted	565,080	6.07	210,500	5.60
Exercised	—	—	(36,414)	3.03
Vested	(83,475)	6.20	—
Tender Offer conversion	293,760	4.70	(2,067,201)	21.18
Forfeited and expired	(10,230)	5.88	(122,710)	17.50
Outstanding at January 25, 2009	765,135	5.54	1,816,521	$13.44
As of January 25, 2009
Outstanding exercisable options	n/a		766,831	$16.86
Unrecognized compensation cost	$6,012		$3,042
Weighted average remaining vesting period	2.5 years		3.9 years

We have 1,480,844 shares available for future issuance under our equity compensation plan as of January 25, 2009.

12.  Insurance Settlement

During December 2008, we reached an agreement with our insurance carriers fully settling our claim for $225 million related to hurricane Katrina which had damaged our Biloxi, Mississippi property in the fall of 2005.  As a result of this settlement, we received an additional $95,000 in insurance proceeds during the quarter ended January 25, 2009.  After first applying the proceeds to our remaining insurance receivable, we recognized during our third quarter of fiscal 2009, pretax income of $92,179.

Insurance proceeds of $60,000 relating to business interruption proceeds are included in net revenues and other insurance recoveries of $32,179 are recorded as a reduction of operating expenses in the statement of operations.

13.  Contingencies

Legal and Regulatory Proceedings - Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners have been defendants in the Greek Civil Court and the Greek Administrative Court in similar lawsuits brought by the country of Greece through its Minister of Tourism (now Development) and Finance.  The plaintiffs in the actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action. Through January 25, 2009, we have accrued an estimated liability, including interest, of $9,540. The Athens Civil Court of First Instance granted judgment in our favor and dismissed the civil lawsuit. Appeals to both the Athens Civil Appeals Court and the Greek Civil Supreme Court have been dismissed. The Greek Civil

Supreme Court denied the appeal on the basis that the Administrative Court is the competent court to hear the matter. During October 2005, after the administrative lawsuit had been dismissed by both the Athens Administrative Court of First Instance and the Athens Administrative Court of Appeals on the basis that the Administrative Court did not have a jurisdiction, the Administrative Supreme Court remanded the matter back to the Athens Administrative Appeals Court for a hearing on the merits, which court in May 2008 rendered judgment in our favor on procedural grounds and not on the merits. We expect the Greek government to appeal this decision to the Administrative Supreme Court.  Therefore, the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter.

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

14.  Condensed Consolidating Financial Information

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

Condensed consolidating balance sheets as of January 25, 2009 and April 27, 2008 are as follows (in thousands):

	As of January 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$145,696	$108,632	$41,327	$(2,356)	$293,299
Intercompany receivables	1,316,361	(265,264)	(16,651)	(1,034,446)	—
Investments in subsidiaries	227,801	—	—	(227,801)	—
Property and equipment, net	10,957	1,187,016	49,994	—	1,247,967
Other assets	(7,290)	456,275	4,540	—	453,525
Total assets	$1,693,525	$1,486,659	$79,210	$(1,264,603)	$1,994,791

Current liabilities	$75,516	$104,739	$34,639	$(2,352)	$212,542
Intercompany payables	2,356	888,328	143,762	(1,034,446)	—
Long-term debt, less current maturities	1,447,000	4,685	1,126	—	1,452,811
Other accrued liabilities	(42,307)	118,756	42,030	—	118,479
Stockholders’ equity	210,959	370,152	(142,347)	(227,805)	210,959
Total liabilities and stockholders’ equity	$1,693,524	$1,486,660	$79,210	$(1,264,603)	$1,994,791

	As of April 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$46,683	$107,235	$45,568	$(105)	$199,381
Intercompany receivables	1,441,591	(382,547)	20,394	(1,079,438)	—
Investments in subsidiaries	162,496	—	—	(162,496)	—
Property and equipment, net	18,714	1,238,222	72,050	—	1,328,986
Other assets	70,358	368,316	7,125	—	445,799
Total assets	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

Current liabilities	$38,368	$107,672	$37,502	$(105)	$183,437
Intercompany payables	—	889,382	190,056	(1,079,438)	—
Long-term debt, less current maturities	1,491,063	5,041	1,487	—	1,497,591
Other accrued liabilities	22,399	24,670	58,057		105,126
Stockholders’ equity	188,012	304,461	(141,965)	(162,496)	188,012
Total liabilities and stockholders’ equity	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

Condensed consolidating statements of operations for the three and six months ended January 25, 2009 and January 27, 2008 are as follows (in thousands):

	For the Three Months Ended January 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$246,718	$5,440	$—	$252,158
Rooms, food, beverage and other	93	41,356	3,550	(2,356)	42,643
Hurricane insurance recoveries	—	60,000	—	—	60,000
Gross revenues	93	348,074	8,990	(2,356)	354,801
Less promotional allowances	—	46,354	271	—	46,625
Net revenues	93	301,720	8,719	(2,356)	308,176
Operating expenses:
Casino	—	37,382	1,978	—	39,360
Gaming taxes	—	63,335	455	—	63,790
Rooms, food, beverage and other	9,967	92,418	6,520	(2,356)	106,549
Hurricane insurance recoveries	—	(32,179)	—	—	(32,179)
Management fee expense (revenue)	(9,417)	11,301	(1,884)	—	—
Depreciation and amortization	1,230	28,388	1,363	—	30,981
Total operating expenses	1,780	200,645	8,432	(2,356)	208,501
Operating income (loss)	(1,687)	101,075	287	—	99,675
Interest expense, net	(2,667)	(18,120)	(3,333)	—	(24,120)
Equity in income (loss) of subsidiaries	55,274	—	—	(55,274)	—
Income (loss) before income taxes	50,920	82,955	(3,046)	(55,274)	75,555
Income tax (provision) benefit	(4,807)	(23,309)	(1,326)	—	(29,442)
Net income (loss)	$46,113	$59,646	$(4,372)	$(55,274)	$46,113

	For the Three Months Ended January 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$261,095	$8,385	$—	$269,480
Rooms, food, beverage and other	64	47,311	4,966	(3,544)	48,797
Gross revenues	64	308,406	13,351	(3,544)	318,277
Less promotional allowances	—	48,204	408	—	48,612
Net revenues	64	260,202	12,943	(3,544)	269,665
Operating expenses:
Casino	—	37,579	3,384	—	40,963
Gaming taxes	—	69,254	869	—	70,123
Rooms, food, beverage and other	12,767	98,351	9,855	(3,544)	117,429
Management fee expense (revenue)	(7,092)	8,923	(1,831)	—	—
Depreciation and amortization	1,262	31,488	2,121	—	34,871
Total operating expenses	6,937	245,595	14,398	(3,544)	263,386
Operating income (loss)	(6,873)	14,607	(1,455)	—	6,279
Interest expense, net	(6,461)	(17,977)	(2,238)	—	(26,676)
Loss on extinguishment of debt	—	—	—	—	—
Equity in income (loss) of subsidiaries	(8,063)	—	—	8,063	—
Income (loss) before income taxes	(21,397)	(3,370)	(3,693)	8,063	(20,397)
Income tax (provision) benefit	7,548	612	(717)	—	7,443
Minority interest	—	—	—	(895)	(895)
Net income (loss)	$(13,849)	$(2,758)	$(4,410)	$7,168	$(13,849)

	For the Nine Months Ended January 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$769,932	$18,882	$—	$788,814
Rooms, food, beverage and other	274	136,536	10,605	(7,174)	140,241
Hurricane insurance recoveries	—	60,000	—	—	60,000
Gross revenues	274	966,468	29,487	(7,174)	989,055
Less promotional allowances	—	143,628	806	—	144,434
Net revenues	274	822,840	28,681	(7,174)	844,621
Operating expenses:
Casino	—	112,372	7,091	—	119,463
Gaming taxes	—	196,839	1,818	—	198,657
Rooms, food, beverage and other	37,989	284,970	25,178	(7,174)	340,963
Hurricane insurance recoveries	—	(32,179)	—	—	(32,179)
Management fee expense (revenue)	(22,927)	29,386	(6,459)	—	—
Depreciation and amortization	3,667	88,219	4,102	—	95,988
Total operating expenses	18,729	679,607	31,730	(7,174)	722,892
Operating income (loss)	(18,455)	143,233	(3,049)	—	121,729
Interest expense, net	(8,426)	(53,468)	(10,663)	—	(72,557)
Equity in income (loss) of subsidiaries	48,789	—	—	(48,789)	—
Income (loss) before income taxes	21,908	89,765	(13,712)	(48,789)	49,172
Income tax (provision) benefit	7,079	(26,109)	(1,155)	—	(20,185)
Net income (loss)	$28,987	$63,656	$(14,867)	$(48,789)	$28,987

	For the Nine Months Ended January 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$804,823	$20,173	$—	$824,996
Rooms, food, beverage and other	136	148,002	13,505	(9,840)	151,803
Gross revenues	136	952,825	33,678	(9,840)	976,799
Less promotional allowances	—	148,720	1,043	—	149,763
Net revenues	136	804,105	32,635	(9,840)	827,036
Operating expenses:
Casino	—	112,492	9,164	—	121,656
Gaming taxes	—	209,109	2,051	—	211,160
Rooms, food, beverage and other	42,009	303,591	31,133	(9,840)	366,893
Management fee expense (revenue)	(22,236)	27,905	(5,669)	—	—
Depreciation and amortization	3,836	91,511	5,351	—	100,698
Total operating expenses	23,609	744,608	42,030	(9,840)	800,407
Operating income (loss)	(23,473)	59,497	(9,395)	—	26,629
Interest expense, net	(22,221)	(51,389)	(5,822)	—	(79,432)
Loss on extinguishment of debt	(13,660)	—	—	—	(13,660)
Equity in income (loss) of subsidiaries	(12,807)	—	—	12,807	—
Income (loss) before income taxes	(72,161)	8,108	(15,217)	12,807	(66,463)
Income tax (provision) benefit	26,562	988	(1,818)	—	25,732
Minority interest	—	—	—	(4,868)	(4,868)
Net income (loss)	$(45,599)	$9,096	$(17,035)	$7,939	$(45,599)

Condensed consolidating statements of cash flows for the nine months ended January 25, 2009 and January 27, 2008 are as follows (in thousands):

	Nine Months Ended January 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$11,684	$146,130	$(6,871)	$—	$150,943
Net cash provided by (used in) investing activities	79,704	(15,160)	(1,538)	(113,612)	(50,606)
Net cash provided by (used in) financing activities	(8,952)	(124,996)	10,590	113,612	(9,746)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(668)	—	(668)
Net increase (decrease) in cash and cash equivalents	82,436	5,974	1,513	—	89,923
Cash and cash equivalents at beginning of the period	5,363	67,540	18,887	—	91,790
Cash and cash equivalents at end of the period	$87,799	$73,514	$20,400	$—	$181,713

	Nine Months Ended January 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(55,634)	$111,876	$(11,694)	$—	$44,548
Net cash provided by (used in) investing activities	(164,212)	(222,839)	(20,409)	155,740	(251,720)
Net cash provided by (used in) financing activities	156,066	105,954	30,279	(155,740)	136,559
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	72	—	72
Net increase (decrease) in cash and cash equivalents	(63,780)	(5,009)	(1,752)	—	(70,541)
Cash and cash equivalents at beginning of the period	82,894	85,467	19,753	—	188,114
Cash and cash equivalents at end of the period	$19,114	$80,458	$18,001	$—	$117,573

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 27, 2008, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended October 26, 2008.

Our Operations

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

Executive Overview

The comparability of our operating results has been affected by our hurricane insurance recovery, economic conditions, a smoking ban in Colorado, increased competition, temporary property closures due to weather and flooding, write-offs and other charges, and the acquisition or opening of new properties in fiscal 2008. In addition our net income has been impacted by the acquisition of a minority interest and losses from the early extinguishment of debt.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 27, 2008.  and give consideration to the following:

Hurricane Insurance Recovery — During December 2008, we reached an agreement with our insurance carriers fully settling our claim related to hurricane Katrina which had damaged our Biloxi, Mississippi property in the fall of 2005.  As a result of this settlement, we received an additional $95,000 in insurance proceeds.  After first applying the proceeds to our remaining insurance receivable, we recognized during our third quarter of fiscal 2009, pretax income of $92,179.

Insurance proceeds of $60,000 relating to business interruption proceeds are included in net revenues and insurance recoveries of $32,179 are recorded as a reduction of operating expenses in the statement of operations.

Impact of Current Economic Conditions - The current state of the United States economy has negatively impacted our results of operations through the first nine months of fiscal 2009. The turmoil in the credit and other financial markets, and in the broader global economy has exacerbated these trends and consumer confidence has been significantly impacted, as witnessed in broader indications of consumer behavior such as trends in auto and other retail sales. We believe that our customers have reduced their discretionary spending as a result of these economic conditions.

Other conditions currently or recently present are conditions which tend to negatively impact our results, such as:

•                  Weakness in the housing market and significant declines in housing prices and related home equity;

•                  Higher oil and gas prices which impacted travel costs during the first part of fiscal 2009;

•                  Increased unemployment; and

•                  Decreases in equity market value, which has impacted many customers investments.

See “Operating Results —Revenues” for specific impacts of these conditions on our results of operations. Beyond the impact on our operating results, these factors have led to a significant decrease in equity market value in general and on our market capitalization specifically. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, indicates that a sustained decline in our market capitalization may be considered an indicator of impairment. Our market capitalization as of January 25, 2009 was approximately $89 million which was less than our stockholders’ equity of $211 million. After completing a preliminary analysis of all potential interim impairment indicators, including forecasted operating performance and market transaction multiples of reporting units with goodwill, we do not believe as of January 25, 2009, an indicator of impairment exists that would more likely than not reduce the fair value of reporting units below their carrying value.  A continued or further decline of our market capitalization, operating performance or other evidence of impairment could require us to record an impairment charge during our annual impairment test in the fourth quarter or to record an impairment charge in subsequent interim periods.  As of January 25, 2009, the balances of our goodwill and indefinite-lived intangible assets were $324.3 million and $84.5 million, respectively.

Given the uncertainty in the economy and the unprecedented nature of the situation with the financial and credit markets, forecasting future results has become very difficult. Businesses and consumers appear to have altered their spending patterns which may lead to further decreases in visitor volumes and customer spending.  Given these economic conditions, we have increasingly focused on managing costs.

Colorado Smoking Ban — The smoking ban enacted in Colorado during January 2008 has had a continuing  impact on our overall operating results at our Black Hawk, Colorado properties.

Competition — The introduction of table games and expansion of Class III gaming at competing Native American casinos, beginning July 2008, has had a negative impact on our Pompano property’s net revenues and operating results.  The opening of a competing land-based facility, which replaced a riverboat operation in the Quad City area during December 2008, has had a negative impact on net revenues and operating results at our Bettendorf and Davenport, Iowa properties.

Temporary Property Closures — As a result of flooding conditions on the Mississippi River, our Davenport and Natchez properties were closed for 20 and 14 days, respectively, during the nine months ended January 25, 2009. The impact of the floods also affected our revenue and operating results for periods before and after the closures.

Write-offs and Other Charges — During the first quarter of fiscal 2009, we recorded charges of $6.0 million, consisting of a $5.0 million non-cash charge representing our cancellation of rights to acquire land and a $1.0 million termination fee, following our agreement to terminate the development of a potential casino project in Portland, Oregon.

The results from operations for the three and nine month periods of fiscal 2008 include $6.5 million of write-offs of costs related to the termination of our plans to develop a new casino in west Harrison County, Mississippi and the write-off of construction projects in Davenport, Iowa and Kansas City, Missouri which we cancelled during the second quarter of fiscal 2008.

Acquisition or Opening of New Properties — during fiscal 2008, we acquired our Caruthersville, Missouri casino in June 2007 and opened our Waterloo, Iowa and Coventry, England casinos in June 2007 and July 2007, respectively.

Acquisition of Minority Interest — On January 27, 2008, we acquired the 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million.

Loss from Early Extinguishment of Debt — In the nine months ended January 27, 2008, we recorded losses from the early extinguishment of debt totaling $13.7 million related to the early retirement of our 9% Senior Subordinated Notes and our February 2005 Credit Facility.

OPERATING RESULTS:

Revenues

Revenues for the three and nine months ended January 25, 2009 and January 27, 2008, are as follows:

	Three Months Ended
	January 25,	January 27,		Percentage
(in thousands)	2009	2008	Variance	Variance

Revenues:
Casino	$252,158	$269,480	$(17,322)	-6.4%
Rooms	9,216	10,674	(1,458)	-13.7%
Food, beverage, pari-mutuel and other	33,427	38,123	(4,696)	-12.3%
Hurricane insurance recoveries	60,000	—	60,000	100.0%
Gross revenues	354,801	318,277	36,524	11.5%
Less promotional allowances	46,625	48,612	(1,987)	-4.1%
Net revenues	$308,176	$269,665	38,511	14.3%

	Nine Months Ended
	January 25,	January 27,		Percentage
(in thousands)	2009	2008	Variance	Variance

Revenues:
Casino	$788,814	$824,996	$(36,182)	-4.4%
Rooms	35,696	37,595	(1,899)	-5.1%
Food, beverage, pari-mutuel and other	104,545	114,208	(9,663)	-8.5%
Hurricane insurance recoveries	60,000	—	60,000	100.0%
Gross revenues	989,055	976,799	12,256	1.3%
Less promotional allowances	144,434	149,763	(5,329)	-3.6%
Net revenues	$844,621	$827,036	17,585	2.1%

Casino Revenues - Casino revenues decreased $17.3 million, or 6.4%, and $36.2 million, or 4.4%, respectively, for the three and nine months ended January 25, 2009, compared to the three and nine months ended January 27, 2008. Decreases in casino revenues reflect the impact of general economic conditions, the smoking ban put into effect on January 1, 2008 at our Colorado properties, expanded tribal gaming impacting our Pompano operations, the opening of new land based casino in December 2008 by a competitor in the Quad Cities which replaced an existing riverboat operation, as well as, year-to-date decreases in casino revenues at our Lake Charles, Biloxi, Natchez and Davenport properties due to closures resulting from weather conditions and flooding.  Casino revenues decreased by $6.3 million and $22.5 million for the three and nine months period ended January 25, 2009, respectively, at our Colorado properties. Casino revenues decreased $4.2 million and $2.5 million for the three and nine months ended January 25, 2009, respectively, at our Pompano property.  Casino revenues at our Davenport property decreased $.5 million and $3.5 million for the three and nine months ended January 25, 2009, respectively.  Casino revenues at our Bettendorf property decreased by $1.6 million for the three months ended January 25, 2009. Casino revenues decreased $12.8 million at our Lake Charles, Biloxi and Natchez properties for the nine months ended January 25, 2009.  These decreases together with other decreases resulting from general economic conditions were partially offset by increases in casino revenues of $19.8 million for the nine months ended January 25, 2009, due to our new properties in Caruthersville, Waterloo and Coventry being opened for the entire period in fiscal 2009.

Rooms Revenue - Rooms revenue decreased $1.5 million, or 13.7%, and $1.9 million, or 5.1% for the three and nine months ended January 25, 2009, compared to the three and nine months ended January 27, 2008.  Rooms revenue decreased in total at our Biloxi, Natchez and Black Hawk properties by $1.1 million and $3.2 million for the three and nine month periods, respectively, which we attribute to declining economic conditions, increased competition and at Black Hawk the impact of the smoking ban in Colorado. These declines in room revenues were partially offset by an increase of $1.2 million for the nine month period ending January 25, 2009, due to our Waterloo property being open for the entire period.

Food, Beverage, Pari-mutuel and Other Revenues - Food, beverage, pari-mutuel and other revenues decreased $4.7 million, or 12.3%, and $9.7 million or 8.5% for the three and nine months ended January 25, 2009, respectively, compared to the three and nine months ended January 27, 2008. These decreases included reductions in food, beverage and other revenues of $3.5 million and $7.5 million for the three and nine months ended January 25, 2009, respectively, primarily due to the impact of economic conditions on our properties.  Weather related closures at our Lake Charles, Biloxi, Natchez and Davenport properties also contributed to the decrease for the nine months ended January 25, 2009.  Additionally, pari-mutuel commissions earned at Pompano Park for the three and nine months ended January 25, 2009 decreased $1.2 million, and $2.2 million, in the three and nine month periods ended January 25, 2009, respectively, due to decreased handle and commissions from live and simulcast races.

Promotional Allowances - Promotional allowances decreased $2.0 million, or 4.1%, and $5.3 million, or 3.6%, for the three and nine months ended January 25, 2009, respectively, compared to the three and nine months ended January 27, 2008. Promotional allowances at our Lake Charles, Biloxi, Natchez and Davenport properties decreased $6.6 million primarily as a result of weather related property closures during the nine months ended January 25, 2009, as compared to the prior year periods.  Promotional allowances also decreased $1.5 million and $4.6 million for the three and nine months ended January 25, 2009, respectively, at our Colorado properties, in part corresponding to reductions in revenues attributable to the new smoking ban in the state.  These amounts were partially offset by increases in promotional spending at our Pompano Park property of $1.3 million and $4.9 million for the three and nine months ended January 25, 2009, respectively, due to increased marketing efforts intended to combat the increased competition.

Operating Expenses

Operating expenses for the three and nine months ended January 25, 2009 and January 27, 2008, are as follows:

	Three Months Ended
	January 25,	January 27,		Percentage
(in thousands)	2009	2008	Variance	Variance

Operating expenses:
Casino	$39,360	$40,963	$(1,603)	-3.9%
Gaming taxes	63,790	70,123	(6,333)	-9.0%
Rooms	2,624	2,507	117	4.7%
Food, beverage, pari-mutuel and other	12,880	15,050	(2,170)	-14.4%
Marine and facilities	15,921	16,852	(931)	-5.5%
Marketing and administrative	66,085	71,174	(5,089)	-7.2%
Corporate and development	9,039	11,846	(2,807)	-23.7%
Hurricane insurance recoveries	(32,179)	—	(32,179)	100.0%
Depreciation and amortization	30,981	34,871	(3,890)	-11.2%
Total operating expenses	$208,501	$263,386	(54,885)	-20.8%

	Nine Months Ended
	January 25,	January 27,		Percentage
(in thousands)	2009	2008	Variance	Variance

Operating expenses:
Casino	$119,463	$121,656	$(2,193)	-1.8%
Gaming taxes	198,657	211,160	(12,503)	-5.9%
Rooms	9,206	8,852	354	4.0%
Food, beverage, pari-mutuel and other	40,587	44,923	(4,336)	-9.7%
Marine and facilities	50,214	50,123	91	0.2%
Marketing and administrative	202,386	214,173	(11,787)	-5.5%
Corporate and development	32,570	35,839	(3,269)	-9.1%
Pre-opening, write-offs and other valuation charges	6,000	12,983	(6,983)	-53.8%
Hurricane insurance recoveries	(32,179)	—	(32,179)	100.0%
Depreciation and amortization	95,988	100,698	(4,710)	-4.7%
Total operating expenses	$722,892	$800,407	(77,515)	-9.7%

Casino, Gaming Taxes, and Food, Beverage, Pari-Mutuel  and Other — For the three and nine month periods ended January 25, 2009, changes in casino, gaming taxes, and food, beverage, pari-mutuel and other operating expenses are primarily in proportion to the change in revenues, reflecting the factors discussed above.

Food, Beverage, Pari-mutuel and Other - Food, beverage, pari-mutuel and other operating costs decreased $2.2 million, or 14.4%, and $4.4 million, or 9.7%, for the three and nine months ended January 25, 2009, respectively, generally corresponding to the overall reduction in food, beverage, pari-mutuel and other revenues.

Marine and Facilities - These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. Marine and facilities expenses decreased $0.9 million, or 5.5%, for the three months ended January 25, 2009, as compared to the prior fiscal year period. Changes in our marine and facility expenses generally reflect changes in our maintenance and repair expenses.

Marketing and Administrative - These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes.  Marketing and administrative expenses decreased $5.1 million, or 7.2%, and $11.8 million, or 5.5%, in the three and nine months ended January 25, 2009, respectively, compared to the same periods in the prior year. This decrease in marketing and administrative expenses for the three and nine months ended January 25, 2009, reflects our decision to reduce our overall marketing costs as a result of decreases in net revenues and through cost reductions in administrative expenses.

Corporate and Development - Our corporate and development expenses decreased $2.8 million, or 23.7% and $3.3 million, or 9.1%, for the three and nine months ended January 25, 2009, respectively, compared to the same period in the prior year.  Development expenses decreased year over year for the three and nine months ended January 25, 2009, by $1.6 million and $3.9 million, respectively as our prior year included development costs primarily related to opportunities in Mississippi and in Portland, Oregon. This decrease in corporate and development expense reflects our continued efforts to reduce our corporate overhead and includes reductions related to consulting services, insurance and compensation-related charges.  Stock compensation expenses for the parent company decreased $0.2 million for the three months and increased $1.4 million for the nine months ended January 25, 2009.

Pre-opening, write-offs and other valuation charges - Pre-opening expenses related to our Waterloo, Coventry and Pompano totaled $6.4 million for the nine months ended January 27, 2008.

Depreciation and Amortization - Depreciation and amortization expense for the three and nine months ended January 25, 2009 decreased $3.9 million, or 11.2%, and $4.7 million, or 4.7%, respectively, as compared to the comparable periods during fiscal 2008, due primarily year over year reductions in new capital expenditures.

Other Income (Expense), Income Taxes, and Minority Interest

Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, and minority interest, net of income taxes for the three and nine months ended January 25, 2009 and January 27, 2008, are as follows:

	Three Months Ended
	January 25,	January 27,		Percentage
(in thousands)	2009	2008	Variance	Variance

Interest expense	$(24,872)	$(27,548)	$2,676	-9.7%
Interest income	752	872	(120)	-13.8%
Income tax (provision) benefit	(29,442)	7,443	(36,885)	-495.6%
Minority interest	—	(895)	895	-100.0%

	Nine Months Ended
	January 25,	January 27,		Percentage
(in thousands)	2009	2008	Variance	Variance

Interest expense	$(74,365)	$(82,538)	$8,173	-9.9%
Interest income	1,808	3,106	(1,298)	-41.8%
Loss on early extinguishment of debt	—	(13,660)	13,660	-100.0%
Income tax (provision) benefit	(20,185)	25,732	(45,917)	-178.4%
Minority interest	—	(4,868)	4,868	-100.0%

Interest Expense - Interest expense decreased $2.7 million, or 9.7%, and $8.2 million, or 9.9% for the three and nine months ended January 25, 2009, respectively, compared to the same periods in the prior year. This decrease is primarily attributable to lower interest rates on our outstanding indebtedness and reductions in our outstanding debt balances.

Interest Income - During the three and nine months ended January 25, 2009, our interest income was $0.8 million and $1.8 million, compared to $0.9 million and $3.1 million for the three and nine months ended January 27, 2008, respectively. The reduction in interest income reflects decreases in our average invested cash balances and lower interest rates.

Income Tax (Provision) Benefit — Our income tax (provision) benefit is, and thus our effective income tax rate has been, impacted by interim changes in our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent items in relation to such estimated income or loss.  Effective income tax rates were as follows:

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2009	2008	2009	2008
Total	39.0%	36.5%	41.0%	38.7%

Minority Interest - During the three and nine months ended January 27, 2008, our minority interest expense was $0.9 million and $4.9 million. On January 27, 2008, we acquired the remaining 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million, resulting in the elimination of minority interest expense.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the nine months ended January 25, 2009, we generated $150.9 million in cash flows from operating activities compared to generating $44.5 million during the nine months ended January 27, 2008.  This increase in our cash flows from operating activities primarily results from the collection of our hurricane Katrina insurance proceeds including $60.0 million in business interruption proceeds and income tax refunds $19.7 million.

Cash Flows used in Investing Activities - During the nine months ended January 25, 2009, we used $50.6 million in investing activities compared to using $251.7 million during the nine months ended January 27, 2008.  Investing activities for the nine months ended January 25, 2009 included the purchases of property and equipment of $45.6 million, property insurance proceeds from Hurricane Katrina, net of $32.2 million, an increase in restricted cash of $33.2 million and the payment of $4.0 million towards our Waterloo gaming license.

Cash flows used in investing activities during 2008 included $107.9 million for the acquisition of our Caruthersville property and remaining minority interest of our Black Hawk properties, and $141.9 million in capital expenditures resulting from the completion of our new properties opened in Waterloo, Pompano and Coventry.

Cash Flows from Financing Activities - During the nine months ended January 25, 2009, our net cash flows from financing activities were used to repay $9.7 million of our debt.

During the nine months ended January 27, 2008, our net cash flows from financing activities provided $136.6 million primarily attributable to the replacement of our 9% senior subordinated notes and February 2005 Credit Facility with our July 2007 Credit Facility.  In connection with these transactions, we paid $8.4 million in deferred financing costs.  Additionally, borrowings under our July 2007 Credit Facility were used to fund the acquisitions of Caruthersville and Black Hawk.

Availability of Cash and Debt - At January 25, 2009, we had cash and cash equivalents and marketable securities of $197.7 million and $35.0 million in current restricted cash. As of January 25, 2009, we had outstanding $128.0 million of the $475.0 million revolving credit line and $862.8 million in term loans under the $1.35 billion July 2007 Credit Facility. Our net credit availability at January 25, 2009 was approximately $325.4 million.

During February 2009, we used $82.8 million from our available cash and cash equivalents to retire $142.7 million of our Senior Subordinated Notes through a tender offer. After expenses related to the elimination of deferred finance costs and transactions costs, we expect to recognize a pretax gain of approximately $57.0 million during our fourth quarter ending April 26, 2009. Additionally, during March 2009, we expect to use $35.0 million of restricted cash to repay variable rate term loans as required under the terms of our July 2007 Credit Facility.

International Operations — We are currently exploring alternatives to exit our international operations in England and the Bahamas.  The exit from such operations may require the use of cash for lease termination, severance or other liabilities or expenses. Until we determine timing and form of such exit activities, we are unable to estimate the cash requirements.

Capital Expenditures and Development Activities — We currently have hotel room renovation projects in progress at our Lula and Lake Charles properties and rebranding projects are ongoing at our Caruthersville and Marquette properties.  We expect capital expenditures to complete these projects will be approximately $8.0 million during the remainder of fiscal 2009.  In addition, we expect to spend approximately $12.0 million in maintenance capital expenditures through the balance of the fiscal year.

Given current economic and business conditions and the state of the capital markets, we do not anticipate any significant additional capital projects (other than maintenance capital), until economic and business trends improve.

Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing.  While, we believe that existing cash, cash flow from operations, and available borrowings under our Credit Facility will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that our planned reduced levels of capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

As part of our business development activities, historically we have entered into agreements which could result in the acquisition or development of businesses or assets.  These business development efforts and related agreements typically require the expenditure of cash, which may be significant.  The amount and timing of our cash expenditures relating to development activities may vary based upon our evaluation of development opportunities, our financial condition and the condition of the financing markets. Our development activities are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2008 Annual Report on Form 10-K.  There were no newly identified significant accounting estimates in the third quarter of fiscal 2009, nor were there any material changes to the critical accounting policies and estimates in our 2008 Annual Report on Form 10-K.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our July 2007 Credit Facility.

We have entered into seven interest rate swap arrangements with aggregate notional value of $500.0 million as of January 25, 2009.  The swap agreements effectively convert portions of the July 2007 Credit Facility variable rate debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2010, 2011, 2012 and 2014.  These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of January 25, 2009, as being fully effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of January 25, 2009.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 25, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 14 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                     RISK FACTORS

You should carefully consider the risks and uncertainties described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended April 27, 2008 (as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended October 26, 2008) and the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. The risks described in our SEC filings are not the only ones facing us. Additional risks and uncertainties that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition, results of operations and stock price.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the authorization of our board of directors, we have purchased our common stock under stock repurchase programs. These authorizations allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the three months ended January 25, 2009.

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

ISLE OF CAPRI CASINOS, INC.

Dated: March 6, 2009	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
10.1	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum — James B. Perry

10.2	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum — Virginia M. McDowell

10.3	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum — Dale R. Black

10.4	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum — Edmund L. Quantmann, Jr.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.