Form 10-K
period 2009-04-26
ISLE OF CAPRI CASINOS INC
filed 2009-06-25
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 26, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20538

ISLE OF CAPRI CASINOS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1659606 (I.R.S. Employer Identification Number)
600 Emerson Road, Suite 300, St. Louis, Missouri (Address of principal executive offices)	63141 (Zip Code)

Registrant's telephone number, including area code: (314) 813-9200

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates1 of the Company is $57,119,811, based on the last reported sale price of $3.57 per share on October 24, 2008 on the NASDAQ Stock Market; multiplied by 15,999,947 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

         As of June 22, 2009, the Company had a total of 31,771,153 shares of Common Stock outstanding (which excludes 4,340,436 shares held by us in treasury).

         Part III incorporates information by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

(1)
Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

ISLE OF CAPRI CASINOS, INC.

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled "Risk Factors" beginning on page 11 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report.

 PART I

ITEM 1.    BUSINESS

Overview

        We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States and internationally. We currently operate 14 casinos in the United States, located in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. Internationally we operate 3 casinos in Dudley and Wolverhampton, England and Freeport, Grand Bahamas. We also operate a harness racing track at our casino in Florida.

        Our fiscal year ends each year on the last Sunday in April.

        During fiscal 2009, we made several key accomplishments that significantly impacted our operational and financial results. We:

  •
  streamlined operations resulting in decreased on-going property operating costs of approximately $45 million compared to FY 2008, and decreased on-going corporate and development costs by an additional $7.3 million compared to FY 2008;

  •
  stabilized operating results despite a $50 million net revenue decline significantly caused by economic conditions;

  •
  completed a $142.7 million cash tender offer for the Company's debt and settled the remaining insurance claims related to Hurricane Katrina for $95 million;

  •
  focused on improved results through domestic operations by exiting the Coventry, UK operation and announcing plans to exit the Grand Bahama gaming market.

        During fiscal 2009 we began to implement the strategic plan designed in fiscal 2008 to improve our free cash flow. This plan includes a distinct emphasis on operational excellence, including the core aspects of our business: creating an experience that is clean, safe, friendly and fun. This approach has been shown through extensive customer research to embody the attributes of a gaming entertainment experience most important to customers in choosing which casino to visit. Additionally, we have outlined our plan for developing two distinct brands within our business, Isle and Lady Luck, and reinvesting in our core assets.

        The Isle brand will be introduced at our properties which have a regional draw and tend to be in larger markets where we have expansion potential demonstrated by either the size of the market or excess land that we control. The Isle brand will offer expanded amenities, usually offering hotel rooms, expanded food and beverage offerings and conference and convention capabilities.

        The Lady Luck casinos will be focused on a local customer base, typically in smaller markets with less growth potential. The goal of the Lady Luck brand will be to offer the best entertainment option for the respective market featuring casual dining, and popular local entertainment in a comfortable setting. During fiscal 2009, we neared completion of our first two Lady Luck-branded properties.

        The operating focus of both brands is to deliver superior guest experiences. We are implementing several operating initiatives to improve on these attributes and made significant progress in fiscal 2009 acccording to our internal measurements. To this end we have implemented a customer courtesy program whereby we will measure our progress against three primary courtesy behaviors and incentivise our employees on improvements. In addition our maintenance, capital, and operating plans have been designed to improve on areas where customers have told us we are lacking in these key areas of clean, safe, friendly and fun. Finally we have designed our incentive plans to align employee incentives with the key initiatives and shareholders' needs.

        Because of the impact of the economic uncertainty in our markets, we decided in fiscal year 2009, to curtail the majority of our brand conversions and other significant capital projects.

        Currently, we have prioritized approximately $60 million in capital projects that we expect to deploy over the next 24 to 36 months, primarily focused on hotel room renovations to increase our overnight business. Importantly, we emphasize that we will not begin these expenditures until we have more clarity regarding the economy and our own financial position.

Casino Properties

        The following is an overview of our existing casino properties as of the end of fiscal year 2009:

Property	Date Acquired or Opened	Slot Machines	Table Games	Hotel Rooms	Parking Spaces
Louisiana
Lake Charles	July 1995	1,856	71	493	2,335
Mississippi
Lula	March 2000	1,309	17	484	1,583
Biloxi	August 1992	1,514	40	710	1,600
Natchez	March 2000	622	10	141	908
Missouri
Kansas City	June 2000	1,251	20	—	1,807
Boonville	December 2001	1,004	21	140	1,101
Caruthersville	June 2007	608	23	—	1,000
Iowa
Bettendorf	March 2000	1,016	31	514	2,063
Rhythm City-Davenport	October 2000	977	16	—	968
Marquette	March 2000	603	13	25	475
Waterloo	July 2007	1,092	35	195	1,487
Colorado
Black Hawk	December 1998	1,369	18	238	1,100
Colorado Central Station—Black Hawk	April 2003	652	16	164	1,200
Florida
Pompano Park	July 1995/April 2007	1,500	38	—	4,663
International Properties
Our Lucaya	December 2003	253	25	—	—
Blue Chip-Dudley (66 2/3% owned)	November 2003	20	9	—	40
Blue Chip-Wolverhampton (66 2/3% owned)	April 2004	20	11	—	25

		15,666	414	3,104	22,355

Louisiana

Lake Charles

        Lake Charles, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. The property consists of two dockside casinos offering 1,856 slot machines, 46 table games, 25 poker tables, a 252 room deluxe hotel, a 241 room inn hotel, a 105,000 square foot land-based pavilion and entertainment center, and 2,335 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 97-seat Farraddays' restaurant, a 360-seat Calypso's buffet, a 165-seat Tradewinds Marketplace, a 64-seat Lucky Wins oriental restaurant and Caribbean Cove, which features free live entertainment and can accommodate 180 customers. The pavilion also has a 14,750 square foot entertainment center comprised of a 1,100-seat special events center designed for concerts, live boxing, televised pay-per-view events, banquets and other events, meeting facilities and administrative offices.

        The Lake Charles market currently consists of two dockside gaming facilities (which include our property and Pinnacle Entertainment's one-level facility), a Native American casino and a pari-mutuel facility/racino (operated by Boyd Gaming). Pinnacle Entertainment has announced plans to developing their second casino (utilizing a license acquired from Harrah's Entertainment after Hurricane Rita)

which would be adjacent to their current facility. The expected completion date is unknown at this time due to delays in financing and construction. The current number of slot machines in the market exceeds 8,200 machines and table games exceed 200 tables. In calendar year 2008, the two gaming facilities (Isle and Pinnacle) and one racino (Boyd), in the aggregate, generated gaming revenues of approximately $651.2 million. Revenues for the Native American property are not published. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 5.5 million and is located approximately 140 miles west of Lake Charles. We believe that the Isle-Lake Charles attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 520,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Isle-Lake Charles.

Mississippi

Lula

        Lula, which we acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,309 slot machines and 17 table games, two on-site hotels with a total of 484 rooms, a land-based pavilion and entertainment center, 1,583 parking spaces, and a 28-space RV Park. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 145-seat Farraddays' restaurant, a 300-seat Calypso's buffet and a 44-seat Tradewinds Marketplace, and a gift shop. All 171 rooms of our Coral Reef Hotel underwent complete renovation during the past calendar year, re-opening in December 2008.

        Our Lula property is the only gaming facility in the Coahoma County, Mississippi market and generated gaming revenues of approximately $69.9 million in calendar year 2008. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 675,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by 9 casinos in Tunica County, Mississippi. In November 2008, Arkansas voters approved a constitutional amendment that would allow the establishment of a statewide lottery. Although lottery sales have not yet been initiated, a Lottery Commission has been established and progress is being made toward that end. Approximately 1,007,000 people reside within the property's primary target market. Lula also competes with Native American casinos in Oklahoma and a racino in West Memphis, Arkansas.

Biloxi

        Biloxi, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities formerly known as "Casino Row" in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

        On August 29, 2005 the property was significantly damaged by Hurricane Katrina. The property was closed on August 28, 2005 and remained closed to the public until December 26, 2005. The Highway 90 bridge spanning Biloxi Bay, located immediately to the east of the property, was also destroyed by the hurricane. The bridge was replaced with a new, larger bridge which partially opened in November 2007 and fully opened in April 2008.

        In October 2005, the Mississippi legislature amended its gaming laws to allow casinos to operate land-based facilities within 800 feet of the mean high water line. Our Biloxi property is a land-based casino offering approximately 1,514 gaming positions, a 710-room hotel including 200 whirlpool suites, a 120-seat banquet room called "Paradise Room," 138-seat fine-dining restaurant called Farraddays, a 200-seat Calypso's buffet, a Tradewinds Express, a multi-story feature bar, a full service Starbucks and 1,600 parking spaces.

        The Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) is one of the largest gaming markets in the United States and consists of 11 dockside gaming facilities which, in the aggregate, generated gaming revenues of approximately $1.3 billion during calendar year 2008.

Natchez

        Natchez, which we acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 622 slot machines and 10 table games, a 141-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso's buffet and 908 parking spaces.

        Our property is currently the only gaming facility in the Natchez market and generated total revenues of approximately $40.8 million in calendar year 2008. We believe that the Isle-Natchez attracts customers primarily from among the 117,000 people residing within 50 miles of the Isle-Natchez. The Grand Soleil Casino Company began site construction for its river boat casino and land-based hotel during early 2008. Construction has been halted and restarted several times due to legal and financial issues. Future status of the facility is unknown at this time.

Missouri

Kansas City

        Our Kansas City property, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 1,251 slot machines and 20 table games, a 260-seat Calypso's buffet, a 45-seat Tradewinds Marketplace and 1,807 parking spaces.

        The Kansas City market consists of four dockside gaming facilities and a tribal casino that, in the aggregate, generated gaming revenues of approximately $739.1 million in calendar year 2008. The other operators of the dockside gaming facilities in this market are Ameristar Casinos, Penn National Gaming, Harrah's Entertainment and the tribal casino, owned by the Wyandotte Tribe. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.9 million residents.

        In the spring of 2007, the Kansas legislature authorized casinos in several locations throughout the State of Kansas. To date, no casino construction has commenced in the Kansas City area. The Kansas Lottery is currently reviewing applications for potential casino locations which could compete with the Kansas City market.

        In the fourth quarter of fiscal year 2008, the State of Missouri, began reconstruction of the Paseo Bridge and interchanges adjacent to our property. The bridge and interchange construction is expected to continue into our fiscal year 2011. Access to our property will be hampered due to lane restrictions related to bridge construction and temporary entrance/exit ramp designs until the construction is completed.

Boonville

        Our Boonville property, which opened on December 6, 2001, is located 3 miles off Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 1004 slot machines, 21 table games, a 140-room hotel that opened in May 2006, a 32,400 square foot pavilion and entertainment center and 1,101 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including an 83-seat Farraddays' restaurant, a 218-seat Calypso's buffet, a 24-seat Tradewinds Marketplace, an 800 seat event center, and a historic display area. We are the only gaming facility between Kansas City, Missouri, and St. Louis, Missouri and generated gaming revenues of approximately $80.3 million in calendar year

2008. We believe that our Boonville casino attracts customers primarily from the mid-Missouri region including the Columbia and Jefferson City areas.

Caruthersville

        Our Caruthersville property was acquired on June 11, 2007 and is a riverboat casino located along the Mississippi River in Southeast Missouri. In June 2008, the casino was re-branded as a Lady Luck casino. The dockside casino offers 608 slot machines, 15 table games and 8 poker games. As part of the re-brand, the property renovated its 40,000 square foot pavilion, which includes a 130-seat Lone Wolf restaurant and bar and lounge and a 270-seat Otis & Henry's restaurant. Renovations to the riverboat including the casino floor have begun with completion scheduled for summer of 2009. The property also operates a 10,000 square foot exposition center with seating for up to 1,100 patrons and has 1,000 parking spaces. Our Caruthersville facility is the only casino located in Southeast Missouri and generated gaming revenues of approximately $31.9 million in calendar year 2008.

Iowa

Bettendorf

        The Bettendorf property, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area. The property consists of a dockside casino offering 1,016 slot machines and 31 table games, a 514-hotel rooms, 40,000 square feet of flexible convention/banquet space, a 102-seat Farraddays' restaurant, a 272-seat Calypso's buffet, a 26-seat Tradewinds Marketplace and 2,063 parking spaces. We have entered into agreements with the City of Bettendorf, Iowa under which we manage and provide financial and operating support for the QC Waterfront Convention Center that is adjacent to our hotel rooms. The QC Waterfront Convention Center opened in January 2009.

        The Quad Cities metropolitan area, consisting of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois, currently has three gaming operations—our two gaming facilities in Bettendorf and in Davenport, and one operator, which opened a larger land-based facility, including a hotel, in December 2008. The three operations in the Quad Cities generated, in the aggregate, gaming revenues of approximately $186.5 million in calendar year 2008. Our operations in the Quad Cities also compete with other gaming operations in Illinois and Iowa.

Davenport

        Our Davenport property, which we acquired in October 2000, is located at the intersection of River Drive and Highway 61, a state highway serving the Quad Cities metropolitan area. The property consists of a dockside gaming facility offering 977 slot machines and 16 table games, a 228-seat Hit Parade buffet, a Grab-n-Go food outlet and 968 parking spaces.

Marquette

        Our Marquette property, which we acquired in March 2000, is located in Marquette, Iowa, approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 603 slot machines and 13 table games, a 25-room hotel, a marina and 475 parking spaces. During fiscal 2009, we began rebranding of the property as a Lady Luck casino. Upon completion, the facility will include a newly themed 158-seat buffet restaurant, an Otis and Henry's Express food outlet and a Lone Wolf restaurant and bar. We expect the rebranding to be completed during calendar 2009.

        We are the only gaming facility in the Marquette, Iowa market and generated gaming revenues of approximately $32.8 million in calendar year 2008. We believe most of our Marquette customers are from northeast Iowa and Wisconsin and we compete for those customers with other gaming facilities in Iowa and Wisconsin.

Waterloo

        Our Waterloo property, which opened on June 30, 2007, is located adjacent to Highway 218 and US 20 in Waterloo, Iowa. The property consists of a single level casino offering 1,092 slot machines, 29 table games and 6 poker tables. The property also offers a wide variety of non-gaming amenities, including a 105-seat Farraddays' restaurant, a 208-seat Isle buffet, a 36-seat Tradewinds marketplace, Club Capri Lounge, Fling feature bar, 5,000 square feet of meeting space, over 1,487 parking spaces and a 195-room hotel, which includes 27 suites, as well as an indoor pool and hot tub area.

        We are the only gaming facility in the Waterloo, Iowa market. We compete with other casinos in eastern Iowa. We generated gaming revenues of approximately $77.4 million in calendar year 2008.

Colorado

Black Hawk

        Our Black Hawk property, which operates as an Isle branded casino, commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,369 slot machines and 18 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 114-seat Farraddays' restaurant, a 271-seat Calypso's buffet and a 36-seat Tradewinds Marketplace.

The Colorado Central Station-Black Hawk

        The Colorado Central Station-Black Hawk, which we acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle-Black Hawk. The property consists of a land-based casino with 652 slot machines, 6 standard table games, a 10 table poker room, a 164-room hotel that opened in December 2005 and 1,200 parking spaces in our parking structure connecting Isle-Black Hawk and Colorado Central Station-Black Hawk. The property also offers guests dining in its 94 seat Station Café that was opened in early 2007 as well as a 6 seat Quizno's sandwich franchise that is located in the lower level of the facility. All three sites are connected via sky bridges.

        When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 22 gaming facilities (nine of which have more than 600 slot machines), which in aggregate, generated gaming revenues of approximately $575.8 million in calendar year 2008. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.7 million and is located approximately 40 miles east of Black Hawk. We believe that the Black Hawk and Colorado Central Station-Black Hawk attract customers primarily from Denver, Boulder, Fort Collins and Golden, Colorado.

        Changes to Colorado Gaming Laws—During fiscal year 2009, the voters of Colorado approved changes to gaming law, effective during July, 2009, which extend the hours of operations, expand the types of allowable table games and increase the betting limits from $5 to $100 per bet.

Florida

Pompano

        In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is located off of Interstate 95 and the Florida Turnpike on a 223-acre owned site, near

Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida.

        On April 14, 2007, following changes to Florida law, we opened a gaming facility including 1,500 slot machines, two restaurants and a feature bar at Pompano Park adjacent to the existing grandstand at a cost of approximately $190 million. Two additional restaurants and a new poker room with 38 tables on the second floor of the facility opened in May 2007. One of the restaurants was closed in October 2008 allowing for a greater profit margin of the remaining second floor restaurant. The Isle-Pompano draws most of its customers from the approximately 2.6 million people residing within a 25-mile radius of the facility and competes with two other racinos and two tribal gaming facilities in the market.

        During May 2009, the Florida legislature passed legislation which, if enacted, would lower our state gaming tax rate from 50% to 35%. This legislation is contingent upon a number of factors, including but not limited to, negotiation of a gaming compact between the State of Florida and the Seminoles, approval of the compact by the Bureau of Indian Affairs and the Florida legislature. No assurance can be given that the current legislation will become effective.

Grand Bahama Island

Our Lucaya

        Our Lucaya is a 19,000 square-foot casino located at the Our Lucaya Resort in Freeport, Grand Bahama and offers 253 slot machines, 25 table games and a 110-seat restaurant. In May 2009, we entered into an agreement to continue operating the Isle of Capri Casino in Freeport, Grand Bahama during a transition period, following which we intend to exit the operation. Under the agreement, we will also continue to assist the Government of the Bahamas and the owner of the Our Lucaya Resort, Hutchison Lucaya Ltd, in their efforts to identify and select a new operator for the casino. The term of the transition period ends on August 31, 2009, although under certain circumstances, it may be extended for up to two additional months in order to allow sufficient time for a new operator to receive necessary approvals.

United Kingdom

        Blue Chip Casino Operations—We currently operate the Blue Chip casino operations under a plan of administration which is similar to bankruptcy in the U.S. While we continue to operate these casinos, we are actively seeking purchasers for all Blue Chip assets under our current plan of administration and currently expect to complete the sale of all Blue Chip assets during fiscal year 2010.

Blue Chip-Dudley

        Our pub-style casino in Dudley, England is one of 17 gaming facilities in the West Midlands market. Dudley is close to the Birmingham metropolitan area, which has a population of approximately 5.3 million. The casino consists of 20 slot machines, 9 table games, and 30 electronic touch bet table terminals. We own two-thirds of the Blue Chip-Dudley.

Blue Chip-Wolverhampton

        Our pub-style casino in Wolverhampton, England is also in the West Midlands market. Wolverhampton is close to the Birmingham metropolitan area. The casino consists of 20 slot machines, 11 table games, and 34 electronic touch bet table terminals. We own two-thirds of the Blue Chip-Wolverhampton.

        Coventry—We operated a casino in the Coventry Convention Center from July 2007 through April of 2009, when we terminated our lease and sold the assets of our operations.

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

        Specifically, as we implement our strategic plan, our marketing programs and initiatives are generally focused on the following areas:

  •
  Customer Research:  Overall, our operating and marketing strategies have been developed and are being implemented to meet the needs and desires of our casino customers in each of our locations. In order to assess these needs and desires, we engage in significant customer research in each of our markets. Upon receipt of these surveys, we assess the attitudes of our customers and the customers of our competitive properties towards the most important attributes of their experience in a regional and/or local gaming facility. We use the extensive information gathered from these research initiatives to make marketing, operating and development decisions that, we believe, will optimize the position of our properties relative to our competition.

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

  •
  Segmentation:  We have compiled an extensive database of customer information over time. Among our most important marketing initiatives, we are currently introducing database segmentation to our properties in order to adjust investment rates to a level at which we expect to meet a reasonable level of customer profit contribution.

  •
  Retail Development:  We believe that we must more effectively attract new, non-database customers to our properties in order to increase profitability and free cash flow. These customers are generally less expensive to attract and retain and, therefore, currently represent a significant opportunity for our operations.

Employees

        As of April 26, 2009, we employed approximately 8,400 people. We have a collective bargaining agreement with UNITE HERE covering approximately 430 employees at our Pompano property which expires in May 2012. We believe that our relationship with our employees is satisfactory.

Governmental Regulations

        The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability and character of the owners, managers and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report.

        Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, food service, smoking, environmental matters, employees and employment practices, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences interpretations by courts or governmental authorities could adversely affect our operating results.

Available Information

        For more information about us, visit our web site at www.isleofcapricasinos.com. Our electronic filings with the U.S. Securities and Exchange Commission (including all annual reports on Form 10-K, quarter reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our web site as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission.

ITEM 1A.    RISK FACTORS

We face significant competition from other gaming operations, including Native American gaming facilities that could have a material adverse effect on our future operations.

        The gaming industry is intensely competitive, and we face a high degree of competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American-owned lands and at racing and pari-mutuel operations and video lottery and video poker machines not located in casinos. Some of our competitors may have better name recognition, marketing and financial resources than we do; competitors with more financial resources may therefore be able to improve the quality of, or expand, their gaming facilities in a way that we may be unable to match.

        Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing gaming. Our existing gaming facilities compete directly with other gaming properties in Louisiana, Mississippi, Missouri, Iowa, Florida and Colorado. Our existing casinos attract a significant number of their customers from Houston, Texas; Mobile, Alabama; Kansas City, Kansas; Southern Florida; Little Rock, Arkansas and Denver, Colorado. Legalization of gaming in jurisdictions closer to these geographic markets than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. Other jurisdictions, including states in close proximity to jurisdictions where we currently have operations, have considered and may consider legalizing casino gaming and other forms of competition. In addition, there is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new gaming licenses could be awarded to facilities in these markets, which could allow new gaming operators to enter our markets that could have an adverse effect on our operating results.

        We also compete with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, "cruise-to-nowhere" operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers.

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

We are subject to extensive regulation from gaming and other regulatory authorities that could adversely affect us.

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

        Compliance with other laws.    We are also subject to a variety of other federal, state and local environmental laws, regulations and ordinances that apply to non-gaming businesses. We are also subject to a variety of other local rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have an adverse effect on us or the results of our operations. However, several of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. The coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs.

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

        Potential changes in legislation and regulation of our operations.    From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. In addition, from time to time, certain anti-gaming groups have challenged constitutional amendments or legislation that would limit our ability to continue to operate in those jurisdictions in which these constitutional amendments or legislation have been adopted.

        Taxation and fees.    State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

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

        If additional restrictions on smoking are enacted in jurisdictions in which we operate, we could experience a significant decrease in gaming revenue and particularly, if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially adversely affected.

Our substantial indebtedness could adversely affect our financial health and restrict our operations.

        We have a significant amount of indebtedness. As of April 26, 2009, we had approximately $1.3 billion of total debt outstanding.

        Our significant indebtedness could have important consequences to our financial health, such as:

  •
  limiting our ability to use operating cash flow or obtain additional financing to fund working capital, capital expenditures, expansion and other important areas of our business because we must dedicate a significant portion of our cash flow to make principal and interest payments on our indebtedness;

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

  •
  increasing our vulnerability to and limiting our ability to react to changing market conditions, changes in our industry and economic downturns or downturns in our business; and

  •
  our agreements governing our indebtedness, among other things, require us to maintain certain specified financial ratios and to meet certain financial tests. Our debt agreements also limit our ability to:

  i.
  borrow money;

  ii.
  make capital expenditures;

  iii.
  use assets as security in other transactions;

  iv.
  make restricted payments or restricted investments;

  v.
  incur contingent obligations; and

  vi.
  sell assets and enter into leases and transactions with affiliates.

        A substantial portion of our outstanding debt bears interest at variable rates, although we have entered into interest rate protection agreements expiring in through fiscal year 2014 with counterparty banks with respect to a majority of our term loans under our senior debt agreement. If short-term interest rates rise, our interest cost will increase on the unhedged portion of our variable rate indebtedness, which will adversely affect our results of operations and available cash.

        Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations. In addition, although based on our current level of operations, we believe that our operating cash flow, available cash and available borrowings under our senior secured credit facility will be sufficient to meet our anticipated future liquidity needs, we cannot assure you that our business will continue to generate sufficient cash flow, or that future available draws under our senior secured credit facility will be sufficient, to enable us to meet our liquidity needs, including those needed to service our indebtedness.

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

        As of April 26 2009, we had the capacity to incur additional indebtedness, including the ability to incur additional indebtedness under all of our lines of credit, of approximately $348 million. Refer to Footnote 8, Long-Term Debt in the Notes to our Consolidated Financial Statements, for additional discussion on our Senior Secured Credit Facility. Approximately $14.9 million of these lines of credit were used to support letters of credit. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility and the indenture governing our senior subordinated 7% notes. The indenture governing our senior subordinated 7% notes and our senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, the related risks that we now face could intensify.

We may not be able to successfully expand to new locations or recover our investment in new properties which would adversely affect our operations and available resources.

        We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing facilities. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. To the extent that we elect to pursue any new gaming acquisition or development opportunity, our ability to benefit from our investment will depend on many factors, including:

  •
  our ability to successfully identify attractive acquisition and development opportunities;

  •
  our ability to successfully operate any developed or acquired properties;

  •
  our ability to attract and retain competent management and employees for the new locations;

  •
  our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number and subject to intense competition; and

  •
  the availability of adequate financing on acceptable terms.

        Many of these factors are beyond our control. There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. Many analysts are predicting that these disruptions may continue for the foreseeable future. Accordingly, it is likely that we are dependent on free cash flow from operations and remaining borrowing capacity under our senior secured credit facility to implement our near-term expansion plans and fund our planned capital expenditures. As a result of these and other considerations, we cannot be sure that we will be able to recover our investments in any new gaming development opportunities or acquired facilities, or successfully expand to additional locations.

We may experience construction delays during our expansion or development projects which could adversely affect our operations.

        From time to time we may commence construction projects at our properties. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects. The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

If our key personnel leave us, our business could be adversely affected.

        Our continued success will depend, among other things, on the efforts and skills of a few key executive officers and the experience of our property managers. We do not maintain "key man" life insurance for any of our employees. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any of these key individuals could have a material adverse effect on our business, financial condition and results of operations.

Members of the Goldstein family control a large percentage of our common stock and their decisions may differ from those that may be made by other shareholders.

        Bernard Goldstein, our current Chairman and former Chief Executive Officer, his sons, including Robert Goldstein, our Vice Chairman and Jeffrey Goldstein, one of our directors; and various family trusts associated with members of the Goldstein Family, collectively own and control approximately 50% of our common stock, as of April 26, 2009. Although the members of the Goldstein family are free to vote their shares differently than one another, the Goldstein family will be able to exert a significant amount of control over the election of our board of directors and the vote on substantially all other matters, including significant corporate transactions, such as the approval of a merger or other transactions involving a sale of us. The interests of the Goldstein family may differ from those of our other shareholders.

We have a history of fluctuations in our operating income (losses) from continuing operations, and we may incur additional operating losses from continuing operations in the future. Our operating results could fluctuate significantly on a periodic basis.

        We earned income from continuing operations of $59.4 million in fiscal year 2009 and sustained a net (loss) from continuing operations of ($38.1) million in fiscal year 2008. Companies with fluctuations in income (loss) from continuing operations often find it more challenging to raise capital to finance improvements in their businesses and to undertake other activities that return value to their shareholders. In addition, companies with operating results that fluctuate significantly on a quarterly or annual basis experience increased volatility in their stock prices in addition to difficulties in raising capital. We cannot assure you that we will not have fluctuations in our income (losses) from continuing operations in the future, and should that occur, that we would not suffer adverse consequences to our business as a result, which could decrease the value of our common stock.

Inclement weather and other conditions could seriously disrupt our business and have a material, adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado. While our business interruption insurance has historically provided sufficient coverage for our losses, we cannot be sure that the proceeds from any future claim will be sufficient to compensate us if one or more of our casinos experience a closure.

Reductions in discretionary consumer spending as a result of downturns in the economy could have a material, adverse effect on our business.

        Our business has been and may continue to be adversely affected by the economic recession currently being experienced in the United States, as we are highly dependent on discretionary spending by our patrons. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased unemployment, significant increases in energy prices such as occurred in the first half of 2008, perceived or actual deterioration in general economic conditions, the current housing market crisis, the current credit crisis, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth, the current global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may adversely affect our revenues and operating cash flow. We are not able to predict the length or severity of the current economic condition.

The market price of our common stock may fluctuate significantly.

        The market price of our common stock has historically been volatile and may continue to fluctuate substantially due to a number of factors, including actual or anticipated changes in our results of operations, the announcement of significant transactions or other agreements by our competitors, conditions or trends in the our industry or other entertainment industries with which we compete, general economic conditions including those affecting our customers' discretionary spending, changes in the cost of air travel or the cost of gasoline, changes in the gaming markets in which we operate and changes in the trading value of our common stock. The stock market in general, as well as stocks in the gaming sector have been subject to significant volatility and extreme price fluctuations that have sometimes been unrelated or disproportionate to individual companies' operating performances. Broad market or industry factors may harm the market price of our common stock, regardless of our operating performance.

Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

        Some of our employees are currently represented by a labor union or have begun organizing a drive for labor union representation. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. We cannot provide any assurance that we will not experience additional or more successful union activity in the future.

* * * * * * *

        In addition to the foregoing, you should consider each of the factors set forth in this Annual Report in evaluating our business and our prospects. The factors described in our Part 1, Item 1A are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. This Annual Report is qualified in its entirety by these risk factors. If any of the foregoing risks actually occur, our business, financial condition and results of operation could be materially harmed. In that case, the trading price of our securities, including our common stock, could decline significantly.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Lake Charles

        We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with the Isle-Lake Charles. This lease automatically renewed in March 2005 for five years and we have the option to renew it for fifteen (15) additional terms of five years each, subject to increases based on the Consumer Price Index ("CPI") with a minimum of 10% and construction of hotel facilities on the property. We own two hotels in Lake Charles with a total of 493 rooms. Annual rent payments under the Lake Charles lease are approximately $2.1 million.

Lula

        We lease approximately 50 acres of land in Coahoma County, Mississippi in connection with the operations of the Isle-Lula. Unless terminated by us at an earlier date, the lease expires in 2033. Rent under the lease is currently 5.5% of gross gaming revenue as reported to the Mississippi Gaming Commission, plus $100,000 annually. We also own approximately 100 acres in Coahoma County, which may be utilized for future development.

Biloxi

        We lease the real estate upon which some of our land-based facilities, including the casino, are located from the City of Biloxi and the Mississippi Secretary of State at current annual rent of $561,800 per year, plus 3% of our Biloxi property's gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease renews for a five year term on July 1, 2009, with renewal options for four additional terms of five years each and a sixth option renewal term, concluding on January 31, 2034, subject to rent increases based on the CPI, limited to 6% for each renewal period. We also lease our Biloxi berth from the Biloxi Port Commission at an annual rent of the greater of $510,000 or 1% of the gross gaming revenue net of state and local gaming taxes. The lease terminates on July 1, 2014 and we have the option to renew it for six additional terms of five years each subject to increases based on the CPI, limited to 6% for each renewal period.

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

        In August 2002, we entered into a lease for two additional parcels of land adjoining our property and the hotel. On the parcel adjoining the Biloxi property, we constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. We have constructed a 400-room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, we may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease was $3.8 million for lease year ending July 31, 2008, and estimated to be $4.1 million for the lease year ending July 31, 2009. The minimum rent for the lease year beginning August 1, 2008 will be $4.1 million in accordance with the terms of the lease agreement. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

        In connection with and pursuant to a settlement between the City of Biloxi and the State of Mississippi concerning the control and management of the area where we are located, we also have agreed to pay the City of Biloxi's lease obligations to the State of Mississippi for an agreed upon period of time. This amount is $580,000 per year, payable on June 30, subject to increases based on the CPI and decreases if there are other tenants of the subject property. This obligation ends after June 2018 but may be renewed for thirty years.

        We have also entered into a joint venture arrangement to sublease a surface parking lot next to our Biloxi property. Our portion of the annual rent under this lease is approximately $227,000. The current term is for five years expiring December 31, 2010, with a renewal option for an additional five-year term (under which our annual rent would increase based on the CPI), extending the lease through December 31, 2015, if exercised.

Natchez

        Through numerous lease agreements, we lease approximately 24 acres of land in Natchez, Mississippi that are used in connection with the operations of our Natchez property. Unless terminated by us at an earlier date, the leases have varying expiration dates through 2037. Annual rent under the leases total approximately $1.2 million. We also lease approximately 7.5 acres of land that is utilized for parking at the facility. We own approximately 6 additional acres of property in Natchez, Mississippi, as well as the property upon which our hotel is located.

Kansas City

        We lease approximately 28 acres from the Kansas City Port Authority in connection with the operation of our Kansas City property. The term of the original lease was ten years and expired in October 2006 and was renewed for an additional five years. The lease includes seven additional five-year renewal options. The minimum lease payments are indexed to correspond to any rise or fall in the CPI, initially after the ten-year term of the lease or October 18, 2006 and thereafter, at each five year renewal date. Rent under the lease currently is the greater of $2.6 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

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

Bettendorf

        We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of our Bettendorf property. We also operate under a long-term lease with the City of Bettendorf, the QC Waterfront Convention Center that is adjacent to our new hotel tower. Future minimum payments associated with the convention center are approximately $1.1 million per year. We also lease approximately eight acres of land on a month-to-month basis from an entity owned by family members of our chairman, Bernard Goldstein, including Robert S. Goldstein, our vice chairman and director and Jeffrey D. Goldstein, a director of our company, which we utilize for parking and warehouse space. The initial term of the lease expires sixty days after written notice is given to either party and rent under the lease is currently $23,360 per month.

Davenport

        Pursuant to various lease agreements, we lease approximately twelve acres of land in Davenport, Iowa used in connection with the operations of Rhythm City-Davenport. The aggregate annual rent on these leases is approximately $0.3 million and they have varying expiration dates through 2022.

Marquette

        We lease the dock site in Marquette, Iowa that is used in connection with our Marquette operations. The lease expires in 2019, and annual rent under the lease is approximately $180,000, plus $1.00 per passenger, plus 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million. We also lease approximately two acres of land used for the employee parking lot that is a month-to-month rental of $417 and an easement related to an overhead pedestrian bridge and driveway that is an annual payment of approximately $6,300. We also own approximately 25 acres of land for the pavilion, hotel, satellite offices, warehouse, lots by the marina and other property.

Waterloo

        The casino occupies approximately 54 acres of owned land. We also entered into a one-year lease agreement for 17,517 square feet of warehouse space. Rent under this lease is currently $4,306 per month.

Black Hawk

        We own approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with our Black Hawk operations. The property leases an additional parcel of land adjoining the Isle of Capri Black Hawk where the Colorado Central Station Hotel and parking are located. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is currently $1.8 million indexed to correspond to any rise or fall in the CPI at one-year intervals, not to exceed a 3% increase or decrease from the previous year's rate.

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

Our Lucaya

        We lease the casino at Our-Lucaya under the terms of a two-year lease which commenced June 1, 2007. In May 2009, we entered into an agreement to continue operating the Isle of Capri Casino in Freeport, Grand Bahama during a transition period, following which we intend to exit the operation. Under the agreement, we will also continue to assist the Government of the Bahamas and the owner of the Our Lucaya Resort, Hutchison Lucaya Ltd, in their efforts to identify and select a new operator for the casino. The term of the transition period ends on August 31, 2009, although under certain circumstances, it may be extended for up to two additional months in order to allow sufficient time for a new operator to receive necessary approvals.

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

        We lease our principal corporate office in Creve Coeur, Missouri, and our regional offices in Biloxi, Mississippi, and Boca Raton, Florida.

        We own additional property and have various property leases and options to either lease or purchase property that are not directly related to our existing operations and that may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects.

ITEM 3.    LEGAL PROCEEDINGS

        Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners have been defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action.

        In the Civil Court lawsuit, the Civil Court of First Instance ruled in our favor and dismissed the lawsuit in 2001. Greece appealed to the Civil Appeal Court and, in 2003, the Court rejected the appeal. Greece then appealed to the Civil Supreme Court and, in 2007, the Supreme Court ruled that the matter was not properly before the Civil Courts and should be before the Administrative Court.

        In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece's appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has not yet been scheduled.

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 26, 2009, we have accrued an estimated liability including interest of $9.8 million.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
i.
Market Information.    Our common stock is traded on the NASDAQ Global Select Market under the symbol "ISLE". The following table presents the high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated.

	High	Low
First Quarter (through June 22, 2009)	$13.61	$8.65
Fiscal Year Ending April 26, 2009
Fourth Quarter	$9.27	$2.63
Third Quarter	5.29	2.37
Second Quarter	9.08	3.57
First Quarter	7.45	4.20
Fiscal Year Ending April 27, 2008
Fourth Quarter	$11.57	$6.62
Third Quarter	20.62	10.00
Second Quarter	21.44	18.17
First Quarter	25.56	21.51
  ii.
  Holders of Common Stock.    As of June 23, 2009, there were approximately 1,400 holders of record of our common stock.

  iii.
  Dividends.    We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of our company. In addition, our senior secured credit facility and the indenture governing our senior subordinated 7% notes limit our ability to pay dividends. See "Item 8—Financial Statements and Supplementary Data-Isle of Capri Casinos, Inc.—Notes to Consolidated Financial Statements—Note 8." Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations would generate the funds needed to declare a cash dividend or that we would have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may further prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1—Business-Governmental Regulations."

  iv.
  Equity Compensation Plans.    The following table provides information about securities authorized for issuance under our 1993 and 2000 Employee Stock Option Plans, and our Deferred Bonus Plan, for the fiscal year 2009.

			(c)
	(a)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)
Plan category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders	1,520,040	$12.30	1,780,930
Equity compensation plans not approved by security holders	—	—	—
Total	1,520,040	$12.30	1,780,930
(b)
Issuance of Unregistered Securities

        None.

(c)
Purchases of our Common Stock

        The following table provides information related to our purchases of Isle of Capri Casinos, Inc. common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs(1)
January 26, 2009 to February 22, 2009	—	$—	—	1,104,208
February 23, 2009 to March 29, 2009	—	—	—	1,104,208
March 30, 2009 to April 26, 2009	—	—	—	1,104,208

Total	—	—	—	1,104,208

        (1)   We have repurchased shares of our common stock under stock repurchase programs. These programs authorize us to repurchase of up to 6,000,000 shares of our common stock. To date, we have purchased 4,895,792 shares of our common stock under these programs. These programs have no approved dollar amounts, nor any expiration dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Amont Isle of Capri Casinos, Inc., The NASDAQ Composite Index
And The Dow Jones US Gambling Index

  *
  $100 invested on 4/25/04 in stock or 4/30/04 in index, including reinvestment of dividends.
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

	Fiscal Year Ended(1)
	April 26, 2009	April 27, 2008	April 29, 2007	April 30, 2006	April 24, 2005
	(dollars in millions, except per share data)
Statement of Operations
Revenues:
Casino	$1,066.1	$1,107.2	$1,007.5	$996.6	$950.6
Rooms	46.4	49.5	49.5	37.0	33.1
Pari-mutuel, food, beverage and other	140.0	151.6	147.1	145.5	143.9
Hurricane and other insurance recoveries	62.9	0.3	2.8	—	—

Gross revenues	1,315.4	1,308.6	1,206.9	1,179.1	1,127.6
Less promotional allowances	(196.8)	(200.9)	(214.4)	(200.0)	(188.1)

Net revenues	1,118.6	1,107.7	992.5	979.1	939.5
Operating expenses:
Casino	154.5	154.3	156.5	148.2	153.9
Gaming taxes	270.9	286.8	210.0	219.1	214.8
Rooms	12.2	12.0	9.8	8.5	7.4
Pari-mutuel, food, beverage and other	53.2	58.6	46.1	46.5	44.0
Marine and facilities	65.5	66.7	59.8	56.7	56.4
Marketing and administrative	263.1	279.1	264.5	242.6	221.9
Corporate and development	41.3	48.6	57.0	50.3	41.1
Valuation charges	36.1	6.5	7.8	3.8	4.3
Hurricane and other insurance recoveries	(32.3)	(1.8)	—	—	—
Preopening	—	3.7	11.4	0.3	0.2
Depreciation and amortization	122.5	128.9	97.0	86.9	79.8

Total operating expenses	987.0	1,043.4	919.9	862.9	823.8

Operating income	131.6	64.3	72.6	116.2	115.7
Interest expense	(92.1)	(106.8)	(88.1)	(75.2)	(64.6)
Interest income	2.1	3.3	7.1	2.3	1.2
Gain (loss) on early extinguishment of debt	57.7	(15.3)	—	(2.1)	(5.3)

Income (loss) from continuing operations before income taxes and minority interest	99.3	(54.5)	(8.4)	41.2	47.0
Income tax benefit (provision)	(39.9)	21.3	(2.8)	(8.4)	(16.1)
Minority interest	—	(4.9)	(3.6)	(6.5)	(5.8)

Income (loss) from continuing operations	59.4	(38.1)	(14.8)	26.3	25.1
(Loss) income from discontinued operations, net of income taxes	(15.8)	(58.8)	10.2	(7.4)	(5.4)

Net income (loss)	$43.6	$(96.9)	$(4.6)	$18.9	$19.7

	Fiscal Year Ended(1)
	April 26, 2009	April 27, 2008	April 29, 2007	April 30, 2006	April 24, 2005
	(dollars in millions, except per share data)
Statement of Operations Data (continued):
Income (loss) per common share:
Basic
Income (loss) from continuing operations	$1.89	$(1.24)	$(0.49)	$0.88	$0.85
Income (loss) from discontinued operations	(0.50)	(1.92)	0.34	(0.25)	(0.19)

Net Income (loss)	$1.39	$(3.16)	$(0.15)	$0.63	$0.66

Diluted
Income (loss) from continuing operations	$1.89	$(1.24)	$(0.49)	$0.84	$0.81
Income (loss) from discontinued operations	(0.50)	(1.92)	0.34	(0.24)	(0.17)

Net Income (loss)	$1.39	$(3.16)	$(0.15)	$0.60	$0.64

Other Data:
Net cash provided by (used in):
Operating activities	$190.6	$133.4	$70.9	$86.7	$169.6
Investing activities	$(27.9)	$(302.4)	$(197.3)	$(176.4)	$(213.8)
Financing activities	$(157.2)	$72.5	$193.5	$64.9	$55.4
Capital expenditures*	$58.6	$190.5	$451.4	$224.4	$187.9
Operating Data:
Number of slot machines	15,666	15,756	14,484	12,875	12,672
Number of table games	414	463	370	483	485
Number of hotel rooms	3,104	3,107	2,672	2,652	2,129
Average daily occupancy rate	70.2%	71.2%	79.2%	81.7%	84.8%
Balance Sheet Data:
Cash and cash equivalents	$96.7	$91.8	$188.1	$121.0	$146.5
Total assets	$1,782.7	$1,974.2	$2,075.7	$1,877.7	$1,735.5
Long-term debt, including current portion	$1,301.1	$1,507.3	$1,418.0	$1,219.1	$1,153.8
Stockholders' equity	$228.4	$188.0	$281.8	$280.2	$260.1

*
Excludes: destroyed Biloxi casino barge of $7.4 million in fiscal 2005 and $36.8 million in fiscal 2006, and Biloxi temporary casino of $37.9 million in fiscal 2006 and discontinued operations of Vicksburg and Bossier City

(1)
Our fiscal year ended April 30, 2006 includes 53 weeks while all other fiscal years include 52 weeks. The results reflect Bossier City, Blue Chip, Colorado Grand-Cripple Creek, Coventry and Vicksburg discontinued operations. We opened new casino operations in Pompano and Waterloo in April 2007 and June 2007, respectively. We acquired our casino operations in Caruthersville in June 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Annual Report on Form 10-K.

Executive Overview

        We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. We also operate a harness racing track at our casino in Florida. Internationally we currently operate casinos in Dudley and Wolverhampton, England, which are classified as discontinued operations and in Freeport, Grand Bahamas.

        Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and giving consideration to the following:

        Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere in this Annual Report.

        Impact of Current Economic Conditions—The current state of the United States economy has negatively impacted our results of operations through fiscal 2009. The turmoil in the credit and other financial markets, and in the broader global economy has exacerbated these trends and consumer confidence has been significantly impacted, as evidenced by broader indications of consumer behavior such as trends in auto and other retail sales. We believe that our customers have reduced their discretionary spending as a result of these adverse economic conditions. Given these economic conditions, we have increasingly focused on managing costs. Given the uncertainty in the economy and the unprecedented nature of the situation with the financial and credit markets, forecasting future results has become very difficult.

        Items Impacting Income (Loss) from Continuing Operations—Significant items impacting our income (loss) from continuing operations during the fiscal years ended April 26, 2009, April 27, 2008 and April 29, 2007 are as follows:

	Fiscal Year Ended
	April 26, 2009	April 27, 2008	April 29, 2007
Hurricane and other insurance recoveries, net	$95.2	$2.1	$2.8
Valuation charges	(36.1)	(6.5)	(7.8)
Pre-opening expenses	—	(3.6)	(11.4)
Minority interest	—	(4.9)	(3.6)
Gain (loss) on early extinguishment of debt	57.7	(15.3)	—

        Hurricane and Other Insurance Recoveries, net—Our insurance recoveries for fiscal year 2009 include $92.2 million relating to the final settlement of our Hurricane Katrina claim at our Biloxi property and other insurance recoveries.

        Valuation Charges—As a result of our annual impairment tests of goodwill and long-lived intangible assets under SFAS 142, we recorded impairment charges of $18.3 million at our Black Hawk property in fiscal 2009 and $7.8 million at our Lula property in fiscal year 2007. The results from operations for the fiscal year 2009 also include a $11.9 million write-off of construction in progress at our Biloxi property following our decision not to continue a previously anticipated current construction project, in its current form and a $6.0 million charge following our termination of an agreement for a potential development of a casino in Portland, Oregon. Fiscal year 2008 results also include $6.5 million of charges related to the termination of our plans to develop a new casino in west Harrison County, Mississippi and the cancellation of construction projects in Davenport, Iowa and Kansas City, Missouri.

        Opening/Acquisition of New Properties and Pre-opening Expenses—During fiscal year 2008, our operating results were impacted by the opening of the slot gaming facility at our Pompano facility in April 2007, the acquisition of our Caruthersville, Missouri casino in June 2007 and the opening of our Waterloo, Iowa casino in June 2007. The periods prior to the opening of each of our new casino operations were impacted by pre-opening expenses.

        Acquisition of Minority Interest—On January 27, 2008, we acquired the remaining 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million.

        Gain (Loss) on Early Extinguishment of Debt—During February of 2009, we retired $142.7 million of our senior subordinated notes, through a tender offer, for a cash payment of $82.8 million. After expenses related to the elimination of deferred financing costs and transactions costs, we recognized a pretax gain of $57.9 million related to the transaction. During March 2009, we permanently repaid $35.0 million of our variable rate term loans as required under our senior secured credit facility with proceeds from our Hurricane Katrina insurance settlement resulting in a loss on early extinguishment of debt of $0.2 million due to the write-off of deferred financing cost.

        We recorded a total of $15.3 million in losses associated with the early extinguishment of debt during fiscal year 2008, including a $9.0 million call premium paid to retire $200.0 million of our 9% Senior Subordinated Notes, and $6.3 million of deferred financing costs associated with the retired debt instruments.

        Discontinued Operations—Discontinued operations include the results of our Coventry, Blue Chip, Bossier City and Vicksburg Properties. On April 23, 2009, we completed the sale of our assets and terminated our lease of Arena Coventry Convention Center relating to our casino operations in Coventry, England. Our lease termination costs and other expenses, net of cash proceeds from our assets sales, resulted in a pretax charge of $12.0 million recorded in fiscal year 2009 related to our discontinued Coventry operations. Our Blue Chip casino operations are classified as discontinued operations with assets held for sale at the end of fiscal year 2009 and we recorded a $1.4 million charge to reduce the assets held for sale to their estimated fair value. Our Bossier City and Vicksburg properties were sold during fiscal year 2007 and our discontinued operating results include a pretax gain of $23.2 million.

        Smoking Restrictions—While we have benefited at our Bettendorf and Davenport Iowa properties from a smoking ban that impacts a competitor, the smoking ban enacted in Colorado during January 2008 has had a continuing adverse impact on our overall operating results at our Black Hawk, Colorado properties.

        Increased Competition—The introduction of table games and expansion of Class III gaming at competing Native American casinos, beginning July 2008, has had a negative impact on our Pompano property's net revenues and operating results. The opening of a competing land-based facility, which replaced a riverboat operation in the Quad Cities area during December 2008, has had a negative impact on net revenues and operating results at our Bettendorf and Davenport, Iowa properties. Following the impact of Hurricane Katrina in the fall of 2005, our Mississippi properties in Biloxi and Natchez experienced strong revenue growth as a result of limited competition on the Gulf Coast. Since that time, the Gulf Coast has seen recovery in casino development which, combined with the closure of the Biloxi/Ocean Springs bridge through November 1, 2007, has significantly reduced our market share in Biloxi from their artificially high post-Katrina levels. Patron counts have decreased at our Natchez property as gaming patrons who were displaced by hurricanes have returned to the Gulf Coast. In Louisiana, our Lake Charles property experienced higher gaming revenues in fiscal year 2007 due to the closure of competitors' facilities as a result of Hurricane Rita. Competition has reopened which has resulted in decreased gaming revenues at our Lake Charles property in fiscal years 2008 and 2009 as compared to fiscal year 2007.

Results of Operations

        Our results of continuing operations for the fiscal years ended April 26, 2009, April 27, 2008 and April 29, 2007 reflect the consolidated operations of all of our subsidiaries. Fiscal year 2008 and 2007 results have been reclassified to reflect the classification of certain operations as discontinued. This includes our Coventry and Blue Chip Casino operations in the UK classified as discontinued operations in the fourth quarter of fiscal 2009 and our Vicksburg, Mississippi and the Bossier City, Louisiana properties which were sold on July 31, 2006.

        Our fiscal year ends on the last Sunday in April. This fiscal year convention creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. The fiscal years ended April 26, 2009, April 27, 2008 and April 29, 2007 were 52-week years.

 ISLE OF CAPRI CASINOS, INC.
(In thousands)

	Net Revenues Fiscal Year Ended			Operating Income (Loss) Fiscal Year Ended
(in thousands)	April 26, 2009	April 27, 2008	April 29, 2007	April 26, 2009	April 27, 2008	April 29, 2007
Mississippi
Biloxi	$83,519	$90,586	$147,825	$(7,952)	$(3,538)	$26,948
Natchez	35,936	35,707	40,864	9,674	7,412	9,391
Lula	70,987	75,399	83,068	11,498	11,034	12,031

Mississippi Total	190,442	201,692	271,757	13,220	14,908	48,370
Louisiana
Lakes Charles	152,112	159,470	168,540	22,041	20,623	19,868
Missouri
Kansas City	74,435	75,630	82,269	10,369	8,121	7,258
Boonville	78,581	79,816	81,156	20,737	19,485	17,884
Caruthersville(1)	31,579	26,857	—	1,638	2,574	—

Missouri Total	184,595	182,303	163,425	32,744	30,180	25,142
Iowa
Bettendorf	91,657	92,429	87,699	20,090	18,967	17,120
Davenport	49,005	52,333	60,483	10,351	8,834	8,094
Marquette	29,875	32,968	37,593	3,704	4,380	4,802
Waterloo(2)	80,543	64,650	—	11,377	5,661	(36)

Iowa Total	251,080	242,380	185,775	45,522	37,842	29,980
Colorado
Black Hawk/Colorado
Central Station	123,382	144,521	153,718	16,588	30,811	27,894
Florida
Pompano(2)	142,672	160,831	29,453	(8,324)	(7,442)	(10,370)
International
Our Lucaya	10,969	15,548	16,777	(2,934)	(835)	7,192

Insurance Recoveries(3)	62,932	348	2,817	95,209	2,105	2,817
Valuation Charges(4)	—	—	—	(36,125)	(6,526)	(7,800)
Pre-opening(2)	—	—	—	—	(3,654)	(11,433)
Corporate and Other	458	597	233	(46,341)	(53,689)	(59,135)

From Continuing Operations	$1,118,642	$1,107,690	$992,495	$131,600	$64,323	$72,525

Note: The table excludes our Vicksburg, Bossier City and United Kingdom properties which have been classified as discontinued operations.

(1)
Reflects results since the June 2007 acquisition effective date.

(2)
Waterloo and Pompano opened for operations in June 2007 and April 2007, respectively. Pre-opening expenses related to these properties are included in pre-opening and other.

(3)
Insurance recoveries include proceeds under insurance policies related to hurricanes, floods and insurable events. Fiscal year 2009 includes $92,179 of insurance proceeds from the final settlement of our Hurricane Katrina claim at our Biloxi property.

(4)
Valuation charges for fiscal years 2009 and 2007 include goodwill and other intangible impairments of $18,269 and $7,800 related to our Black Hawk and Lula properties, respectively. Other valuation charges for fiscal 2009 and 2008 result from our decisions to discontinue certain development projects and included; $11,856 in fiscal year 2009 related to our Biloxi property and $6,000 for termination of a development project in Portland; and $6,526 in fiscal year 2008 related to Kansas City, Davenport and a former development project.

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenues

        Revenues for the fiscal years 2009 and 2008 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2009	April 27, 2008	Variance	Percentage Variance
Revenues:
Casino	$1,066,162	$1,107,246	$(41,084)	-3.7%
Rooms	46,380	49,498	(3,118)	-6.3%
Pari-mutuel, food, beverage and other	139,957	151,530	(11,573)	-7.6%
Hurricane and other insurance recoveries	62,932	348	62,584	N/M

Gross revenues	1,315,431	1,308,622	6,809	0.5%
Less promotional allowances	(196,789)	(200,932)	4,143	2.1%

Net revenues	$1,118,642	$1,107,690	10,952	1.0%

        Casino Revenues—Casino revenues decreased $41.1 million, or 3.7% in fiscal year 2009 compared to fiscal year 2008. We experienced a decrease in casino revenues at most of our properties primarily as a result of the continued deterioration in discretionary consumer spending in conjunction with poor economic conditions. Our Black Hawk properties' $24.2 million decline in casino revenues as compared to fiscal year 2008 also reflects the impact of a statewide smoking ban effective for Colorado casinos on January 1, 2008. The $8.4 million decrease in casino revenues at our Pompano slot facility also reflects the expansion of nearby competing Native American casinos. Decreases in our casino revenues were partially offset by increases in casino revenues of $20.5 million at our Waterloo and Caruthersville properties due to the casinos being opened for a full twelve months in fiscal 2009 compared to only ten and nine months, respectively, in fiscal 2008.

        Rooms Revenue—Rooms revenue decreased $3.1 million, or 6.3% in fiscal year 2009 compared to fiscal year 2008 primarily resulting from decreased occupancy and lower average room rates as a result of reduced consumer demand for rooms.

        Pari-mutuel, Food, Beverage and Other Revenues —Pari-mutuel, food, beverage and other revenues decreased $11.6 million, or 7.6% in fiscal year 2009 compared to fiscal year 2008 corresponding to an overall reduction in casino revenues and due to decreases in consumer spending caused by current economic conditions. Pari-mutuel commissions and fees earned at Pompano decreased $3.3 million, or 17.1% compared to the prior fiscal year due to decreases in wagering. These decreases were offset by increases at our Waterloo and Caruthersville properties due to the casinos being opened for a full twelve months in fiscal 2009 compared to only ten and nine months, respectively in fiscal 2008.

        Promotional Allowances—Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances decreased by $4.1 million in fiscal year 2009 compared to fiscal year 2008 primarily due to a decrease in patrons. For fiscal year 2009 and 2008, promotional allowances as a percentage of casino revenues were 18.5% and 18.1%, respectively.

Operating Expenses

        Operating expenses for the fiscal years 2009 and 2008 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2009	April 27, 2008	Variance	Percentage Variance
Operating expenses:
Casino	$154,538	$154,263	$275	0.2%
Gaming taxes	270,882	286,746	(15,864)	-5.5%
Rooms	12,175	12,031	144	1.2%
Pari-mutuel, food, beverage and other	53,143	58,676	(5,533)	-9.4%
Marine and facilities	65,504	66,656	(1,152)	-1.7%
Marketing and administrative	263,164	279,009	(15,845)	-5.7%
Corporate and development	41,331	48,619	(7,288)	-15.0%
Valuation charges	36,125	6,526	29,599	453.6%
Hurricane and other insurance recoveries	(32,277)	(1,757)	(30,520)	N/M
Pre-opening	—	3,654	(3,654)	-100.0%
Depreciation and amortization	122,457	128,944	(6,487)	-5.0%

Total operating expenses	$987,042	$1,043,367	(56,325)	-5.4%

        Casino—Casino operating expenses increased nominally year over year. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of our casinos. Casino properties opened in fiscal year 2008 experienced a $7.6 million increase in year over year casino expenses while casino properties operating for both years experienced a $7.3 million reduction in casino expenses corresponding to an overall decrease in gaming revenues and management's increased focus on cost management.

        Gaming Taxes—State and local gaming taxes decreased by $15.9 million, or 5.5%, in fiscal year 2009 compared to fiscal year 2008. This reduction in gaming taxes is primarily a result of a 3.7% decrease in casino gaming revenue and changes in gaming revenues among states with differing gaming tax rates and refund of a $1.9 million in gaming taxes at our Pompano facility following an agreement reached with the State of Florida regarding the interpretation of the gaming tax calculation based on gaming taxes paid since Pompano's opening.

        Pari-mutuel, Food, Beverage and Other—Pari-mutuel, food, beverage and other expenses decreased $5.5 million, or 9.4%, in fiscal year 2009 as compared to fiscal year 2008. The reduction in food and beverage expenses corresponds to a reduction in overall food and beverage revenues with food and beverage expenses as a percentage of gross food and beverage revenues remaining consistent at approximately 37% in both fiscal year 2009 and 2008. These expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. This decrease reflects the reductions in our food, beverage and other revenues. Pari-mutuel operating costs of Pompano decreased $3.0 million in fiscal year 2009 compared to fiscal year 2008. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. The decreases in current year as compared to prior year are a result of cost reductions related to our pari-mutuel operations.

        Marine and Facilities—These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. Marine and facilities expenses decreased $1.2 million, or 1.7%, in fiscal year 2009 compared to fiscal year 2008 and is the result of headcount reductions and cost management.

        Marketing and Administrative—These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees, insurance and property taxes. The $15.8 million decrease in marketing and administrative expenses in fiscal year 2009 compared to fiscal year 2008, reflects our decision to reduce marketing costs to less profitable customer segments and to reduce our administrative costs.

        Corporate and Development—During fiscal year 2009, our corporate and development expenses were $41.3 million compared to $48.6 million for fiscal year 2008. This decrease in corporate and development expense reflects our continued efforts to reduce our corporate overhead and includes reductions of $3.5 million in professional and consulting services as well as reductions in other corporate expenses.

        Depreciation and Amortization—Depreciation and amortization expense decreased by $6.5 million, or 5.0%, in fiscal year 2009 compared to fiscal year 2008 primarily due to certain assets becoming fully depreciated during the current year.

Other Income (Expense), Income Taxes, Minority Interest and Discontinued Operations

        Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, minority interest and income from discontinued operations, net of income taxes for the fiscal years 2009 and 2008 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2009	April 27, 2008	Variance	Percentage Variance
Interest expense	$(92,065)	$(106,826)	$14,761	-13.8%
Interest income	2,112	3,293	(1,181)	-35.9%
Gain (loss) on early extinguishment of debt	57,693	(15,274)	72,967	-477.7%
Income tax (provision) benefit	(39,942)	21,288	(61,230)	-287.6%
Minority interest	—	(4,868)	4,868	-100.0%
Loss from discontinued operations, net of income taxes	(15,823)	(58,810)	42,987	-73.1%

        Interest Expense—Interest expense decreased $14.8 million, or 13.8%, in fiscal year 2009 compared to fiscal year 2008. This decrease is primarily attributable to a lower average debt balance resulting from the pay down of $142.7 million of our senior subordinated 7% notes and a $35.0 million repayment on our senior secured credit facility debt in February and March 2009, respectively, and a decrease in the interest rate on the variable interest rate components of our debt.

        Interest Income—During fiscal year 2009, our interest income decreased $1.2 million as compared to fiscal year 2008. The change in interest income reflects changes in our invested cash and marketable securities balances and lower interest rates.

        Income Tax (Provision) Benefit—Our income tax (provision) benefit from continuing operations and our effective income tax rate has been impacted by amount of annual taxable income (loss) for financial statement purposes as well as our percentage of permanent items in relation to such income or loss. Effective income tax rates were as follows:

	Fiscal Year Ended
	April 26, 2009	April 27, 2008
Continuing operations	40.2%	39.1%
Total	41.7%	41.3%

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenues

        Revenues for the fiscal years ended 2008 and 2007 are as follows:

	Fiscal Year Ended
(in thousands)	April 27, 2008	April 29, 2007	Variance	Percentage Variance
Revenues:
Casino	$1,107,246	$1,007,523	$99,723	9.9%
Rooms	49,498	49,584	(86)	-0.2%
Pari-mutuel, food, beverage and other	151,530	147,036	4,494	3.1%
Hurricane and other insurance recoveries	348	2,817	(2,469)	-87.6%

Gross revenues	1,308,622	1,206,960	101,662	8.4%
Less promotional allowances	(200,932)	(214,465)	13,533	6.3%

Net revenues	$1,107,690	$992,495	115,195	11.6%

        Casino Revenues—Casino revenues increased $99.7 million, or 9.9%, compared to fiscal year 2007. Our increased casino revenues were primarily a result of the opening or acquisition of new casino properties in Caruthersville, Waterloo and Pompano, and increased casino revenues at Bettendorf driven by the opening of our new hotel in May 2007. Casino revenues from our new casino operations were $226.2 million for fiscal year 2008. Same property casino revenues decreased $119.2 million for fiscal year 2008. This included decreased casino revenues at Biloxi of $62.7 million for fiscal year 2008, due to increased competition and post-hurricane normalization, and at Lake Charles of $11.1 million for fiscal year 2008, due to post-hurricane normalization, and $11.5 million at our Black Hawk operations primarily due to planned reductions in our complimentary allowances and the impact of a state smoking ban at casinos effective January 2008.

        Rooms Revenue—Rooms revenue decreased $0.1 million, or 0.2%, for fiscal year 2008, compared to the fiscal year 2007. These revenues decreased in total at our Biloxi and Lula properties by $5.1 million for fiscal year 2008, primarily related to increased competition and post-hurricane normalization and the closure since October of over 170 rooms in Lula for repair. Rooms revenue increased $5.4 million in Iowa driven by the new hotel tower in Bettendorf and the opening of our Waterloo facility.

        Pari-mutuel, Food, Beverage and Other Revenues —Pari-mutuel, food, beverage and other revenues increased $4.5 million, or 3.1%, for fiscal year 2008, compared to fiscal year 2007. Our increased food, beverage and other revenues were primarily a result of the opening or acquisition of new casino properties in Caruthersville, Waterloo and Pompano. Considering the acquisition or opening of new properties for which our food, beverage and other revenues increased $21.3 million for fiscal year 2008, same property food beverage and other revenues decreased $18.4 million for fiscal year 2008. This included decreased food, beverage and other revenues at Biloxi of $9.2 million for fiscal year 2008, due to increased competition and post-hurricane normalization, and at Lake Charles of $4.1 million for fiscal year 2008, primarily due to the collection of $2.2 million in business interruption proceeds reflected in the prior year and post-hurricane normalization. Pari-mutuel commissions earned at Pompano for fiscal year 2008 decreased $0.9 million, or 4.5% compared to fiscal year 2007 due primarily to decreased wagering on simulcast races.

        Promotional Allowances—Promotional allowances, which are made up of complimentaries, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. Promotional allowances decreased $13.5 million, or 6.3%, for fiscal year 2008, compared to fiscal year 2007. Considering the acquisition or opening of new properties for which our promotional allowances increased $19.7 million for fiscal year 2008, same property promotional allowances decreased $33.3 million for fiscal year 2008. Decreases in such promotional allowances reflect decreases in gross revenues at certain of our properties with Biloxi accounting for $18.2 million of the decrease for fiscal year 2008, due to increased competition and post-hurricane normalization. Our decision to reduce certain marketing incentives to our less profitable customer segments has also reduced our overall promotional allowances.

Operating Expenses

        Operating expenses for the fiscal years 2008 and 2007 are as follows:

	Fiscal Year Ended
(in thousands)	April 27, 2008	April 29, 2007	Variance	Percentage Variance
Operating expenses:
Casino	$154,263	$156,496	$(2,233)	-1.4%
Gaming taxes	286,746	209,971	76,775	36.6%
Rooms	12,031	9,811	2,220	22.6%
Pari-mutuel, food, beverage and other	58,676	46,188	12,488	27.0%
Marine and facilities	66,656	59,834	6,822	11.4%
Marketing and administrative	279,009	264,501	14,508	5.5%
Corporate and development	48,619	56,938	(8,319)	-14.6%
Valuation charges	6,526	7,800	(1,274)	-16.3%
Hurricane and other insurance recoveries	(1,757)	—	(1,757)	100.0%
Pre-opening	3,654	11,433	(7,779)	-68.0%
Depreciation and amortization	128,944	96,998	31,946	32.9%

Total operating expenses	$1,043,367	$919,970	123,397	13.4%

        Casino—Casino operating expenses decreased $2.2 million, or 1.4%, for fiscal year 2008 compared to fiscal year 2007. Considering the acquisition or opening of new properties for which our casino expenses increased $22.9 million for fiscal year 2008, same property casino expenses decreased $25.1 million for fiscal year 2008. Overall casino expenses for fiscal year 2008 compared to fiscal year 2007, decreased in proportion to casino revenue from 15.8% to 13.9%.

        Gaming Taxes—State and local gaming taxes increased $76.8 million, or 36.6%, for fiscal year 2008, as compared to the prior fiscal year. Considering the acquisition or opening of new properties for which our gaming taxes increased $91.8 million for fiscal year 2008, same property gaming taxes decreased $15.0 million for fiscal year 2008. This decrease in same property gaming taxes for the comparative fiscal years 2008 and 2007 corresponds to the reductions in gaming revenues. The effective rate for gaming taxes as a percentage of gaming revenue increased from 20.8% to 25.9% for the fiscal year 2008, due to an increase in the mix of gaming revenues derived from our Pompano, Florida casino with a higher gaming tax rates, partially offset by decreased gaming revenues in Mississippi.

        Rooms—Rooms expense increased $2.2 million, or 22.6% for fiscal year 2008 as compared to fiscal year 2007. Rooms expense reflects increased room capacity due to the opening of the Waterloo property hotel and the Bettendorf property hotel expansion. These expenses directly relate to the cost of providing hotel rooms. A reduction in complimentary hotel rooms provided to our customers also increases our rooms expense as the cost of rooms expense allocated to casino expense is reduced.

        Pari-mutuel, Food, Beverage and Other—Pari-mutuel, food, beverage and other expenses increased $12.5 million, or 27.0% in fiscal year 2008 as compared to fiscal year 2007. Same property food,

beverage and other expenses decreased $2.5 million for fiscal year 2008. This decrease in same property food, beverage and other expenses for fiscal year 2008, reflects reductions in our food, beverage and other revenues. Pari-mutuel operating costs of the Pompano property increased $1.5 million for fiscal year 2008 compared to fiscal year 2007. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations.

        Marine and Facilities—These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. Marine and facilities expenses increased $6.8 million, or 11.4%, in fiscal year 2008. Same property marine and facilities expenses decreased $3.4 million for fiscal year 2008. This decrease in same property marine and facilities expenses for fiscal year 2008 as compared to fiscal year 2007 is primarily the result of staff reductions and labor cost management.

        Marketing and Administrative—These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes. Marketing and administrative expenses increased $14.5 million, or 5.5%, in fiscal year 2008 compared to fiscal year 2007. Same property marketing and administrative expenses decreased $28.3 million for fiscal year 2008. This decrease in same property marketing and administrative expenses for fiscal year 2008 reflects our decision to reduce marketing costs to less profitable customer marketing segments and to reduce our administrative costs.

        Corporate and Development—During fiscal year 2008, our corporate and development expenses were $48.6 million compared to $56.9 million for fiscal year 2007. This overall decrease in corporate and development expenses is due primarily to a $10.0 million decrease in development expense as fiscal year 2007 included $11.8 million in development expenses primarily associated with opportunities in Pittsburgh and Singapore.

        Depreciation and Amortization—Depreciation and amortization expense for fiscal year 2008 increased $31.9 million, or 32.9% due primarily to our hotel expansion at our Bettendorf property, the acquisition of Caruthersville, the opening of our Waterloo property, and the opening of the slot gaming facility at our Pompano property. Depreciation and amortization expense at our new casino properties increased by $28.3 million compared to fiscal year 2007.

Other Income (Expense), Income Taxes, Minority Interest and Discontinued Operations

        Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, minority interest and income from discontinued operations, net of income taxes for the fiscal years 2008 and 2007 are as follows:

	Fiscal Year Ended
(in thousands)	April 27, 2008	April 29, 2007	Variance	Percentage Variance
Interest expense	$(106,826)	$(88,058)	$(18,768)	21.3%
Interest income	3,293	7,132	(3,839)	-53.8%
Loss on early extinguishment of debt	(15,274)	—	(15,274)	100.0%
Income tax (provision) benefit	21,288	(2,837)	24,125	-850.4%
Minority interest	(4,868)	(3,568)	(1,300)	36.4%
Income (loss) from discontinued operations, net of income taxes	(58,810)	10,169	(68,979)	-678.3%

        Interest Expense—Interest expense increased $18.8 million for fiscal year 2008 compared to fiscal year 2007. This increase is primarily attributable to higher debt balances under our senior secured credit facility to fund acquisitions, and property and equipment additions.

        Interest Income—During fiscal year 2008, our interest income was $3.3 million compared to $7.1 million for fiscal year 2007. The change in interest income reflects changes in our invested cash and marketable securities balances and lower interest rates.

        Income Tax (Provision) Benefit—Our income tax (provision) benefit from continuing operations and our effective income tax rate has been impacted by amount of annual taxable income (loss) for financial statement purposes as well as our percentage of permanent items in relation to such income or loss. Effective income tax rates were as follows:

	Fiscal Year Ended
	April 27, 2008	April 29, 2007
Continuing operations	39.1%	-33.8%
Total	41.3%	108.2%

Liquidity and Capital Resources

        Cash Flows from Operating Activities—During fiscal year 2009, we provided $190.6 million in cash flows from operating activities compared to providing $133.4 million during fiscal year 2008. The increase in cash flows from operating activities is primarily due to improvements in net income which included $60.0 million in pretax business interruption insurance proceeds from our Hurricane Katrina settlement at our Biloxi property and collection of $20.9 million of income tax refunds.

        Cash Flows used in Investing Activities—During fiscal year 2009 we used $27.9 million for investing activities compared to using $302.4 million during fiscal year 2008. Significant investing activities for fiscal year 2009 included purchases of property and equipment of $58.6 million primarily offset by the collection of property related insurance proceeds of $32.2 million. During fiscal year 2008, our significant investing activities included the acquisition of the 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million, the acquisition of our Caruthersville casino for $43.3 million and purchases of property and equipment of $190.5 million.

        Cash Flows used by Financing Activities—During fiscal year 2009 our net cash flows used by financing activities were $157.2 million primarily comprised of:

  •
  Repayment of $43.7 million of our senior secured term loans;

  •
  Repayment of $18.5 million of our revolving credit agreement;

  •
  Payment of $82.8 million and retire $142.7 million in principal amount of our 7% senior subordinated notes; and

  •
  Repayment of other long-term liabilities of $11.4 million.

        During fiscal year ended 2008 our net cash flows from financing activities were $72.5 million primarily comprised of:

  •
  Borrowings under our senior secured credit facility used to:

  i.
  extinguish and repay the February 2005 senior secured credit facility including revolving loans and term loans totaling $503.5 million;

  ii.
  Repay and retire our $200.0 million, 9% Senior Subordinated notes plus a call premium of $9.0 million; and

    iii.
    fund our $64.8 million acquisition of the 43% minority interest in our Black Hawk, Colorado casino properties and repay and retire approximately $195 million of indebtedness under our former Black Hawk credit facility.

  •
  Payments of deferred financing costs of $8.9 million primarily associated with our new senior secured credit facility.

  •
  Proceeds from the exercise of stock options of $5.7 million.

        Availability of Cash and Additional Capital—At April 26, 2009, we had cash and cash equivalents and marketable securities of $114.2 million. As of April 26, 2009, we had $112.0 million in revolving credit and $825.7 million in term loans outstanding under our senior secured credit facility. Our net line of credit availability at April 26, 2009 was approximately $348.1 million.

        Capital Expenditures and Development Activities—Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive.

        In fiscal 2010 we expect to invest approximately $40 million in maintenance capital expenditures. Additionally, we have identified approximately $60 million in projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties. The timing an amount of these capital expenditures will be determined as we gain more clarity as to improvement of economic and local market conditions, cash flows from our continuing operations and availability of cash under our senior secured credit facility.

        Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing. While, we believe that existing cash, cash flow from operations, and available borrowings under our senior secured credit facility will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that our planned reduced levels of capital investments will be sufficient to allow us to remain competitive in our existing markets.

        We are highly leveraged and may be unable to obtain additional debt or equity financing on acceptable terms if our current sources of liquidity are not sufficient or if we fail to stay in compliance with the covenants of our senior secured credit facility. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance of the facilities at such locations.

        As part of our business development activities, historically we have entered into agreements which have resulted in the acquisition or development of businesses or assets. These business development efforts and related agreements typically require the expenditure of cash, which may be significant. The amount and timing of our cash expenditures relating to development activities may vary based upon our evaluation of development opportunities, our financial condition and the condition of the financing markets. Our development activities are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.

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

        Based upon management's discussion of the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, we believe the following accounting estimates involve a higher degree of judgment and complexity.

        Goodwill and Other Intangible Assets—At April 26, 2009, we had goodwill and other intangible assets of $396.7 million, representing 22.2% of total assets. Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), requires goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill and other intangible assets below their carrying value. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition and by a market approach based upon valuation multiples for similar companies. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

        During the fourth quarter of each fiscal year, we engage an independent third party valuation firm to conduct annual impairment testing under SFAS 142. As a result of our annual impairment test, we recorded an impairment charge of $18.3 million to write-down goodwill and indefinite lived intangible assets at Black Hawk during fiscal 2009 and a $7.8 million write-down of goodwill at Lula during fiscal year 2007.

        Property and Equipment—At April 26, 2009, we had property and equipment, net of accumulated depreciation of $1,177.5 million, representing 66.1% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

        Impairment of Long-lived Assets—We evaluate long-lived assets for impairment using Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In assessing the recoverability of the carrying value of property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values. If these estimates or the related assumptions are not achieved or change in the future, we may be required to record an impairment loss for these assets. In evaluating impairment of long-lived assets for newly opened operations, estimates of future cash flows and residual values may require some period of actual results to provide the basis for an opinion of future cash flows and residual values used in the determination of an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

        During the fourth quarter of fiscal 2009, we recorded a charge of $1.4 million to reduce our Blue Chip assets held for sale to their estimated fair value less the cost to sell.

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

        Self-Insurance Liabilities—We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers' compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue a discounted estimate for workers' compensation insurance and general liabilities based on claims filed and estimates of claims incurred but not reported. We rely on independent consultants to assist in the determination of estimated accruals. While the estimated cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments.

        Income Tax Assets and Liabilities—We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that we recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. SFAS 109 also requires that any deferred tax asset recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable.

        As of April 30, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current Other accrued liabilities or long-term Other long-term liabilities based on the time until expected payment.

        We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48.

        Stock Based Compensation—We apply the FASB Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. Total stock option expense is included in the expense category corresponding to the employees' regular compensation in the accompanying consolidated statements of operations.

        New Development Projects and Pre-opening costs—We pursue development opportunities for new gaming facilities in our ongoing efforts to grow and develop the Company. Projects that have not yet been deemed as probable to reach completion because they have not yet met certain conditions, including receipt of sufficient regulatory approvals, site control or related permits and or probable financing are considered by us to be in the development stage. In accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), costs related to projects in the development stage, except for those costs as detailed in SOP 98-5, are recorded as an expense of new development at the corporate level and recorded on the accompanying consolidated statement of operations in the operating expense line item "Corporate & development". Items for which a future value is probable, regardless of the project's outcome, may be subject to capitalization and subsequent depreciation and amortization.

        For approved projects, certain eligible costs related to such projects are capitalized. We follow the guidance of Statement of Financial Accounting Standards No. 67 ("SFAS 67") "Accounting for Costs and Initial Rental Operations of Real Estate Projects", which are classified under the line item "Property and equipment, net" on the balance sheet. Costs that are not capital in nature but either retain value or represent future liability, such as refundable utility deposits or a note payable, receive the appropriate balance sheet treatment. All costs that are neither eligible for capitalization nor eligible for other balance sheet treatment, such as payroll, advertising, utilities and travel, are recorded as operating expenses when incurred.

        Contingencies—We are involved in various legal proceedings and have identified certain loss contingencies. We record liabilities related to these contingencies when it is determined that a loss is probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." These assessments are based on our knowledge and experience as well as the advice of legal counsel regarding current and past events. Any such estimates are also subject to future events, court rulings, negotiations between the parties and other uncertainties. If an actual loss differs from our estimate, or the actual outcome of any of the legal proceedings differs from expectations, operating results could be impacted.

Contractual Obligations and Commercial Commitments

        The following table provides information as of fiscal year 2009, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$1,301.1	$9.7	$17.5	$1,270.6	$3.3
Estimated interest payments on long-term debt(1)	311.1	72.9	124.1	111.4	2.7
Operating Leases	636.7	19.4	38.2	33.3	545.8
Long-Term Obligations(2)	22.8	11.9	7.8	1.1	2.0
Other Long-Term Obligations(3)	24.8	1.1	2.2	2.4	19.1
Total Contractual Cash Obligations	2,296.9	115.0	189.8	1,418.8	573.3

(1)
Estimated interest payment on long-term debt are based on principal amounts outstanding at our fiscal year end and forecasted LIBOR rates for our senior secured credit facility.

(2)
Long-term obligations include future purchase commitments as well as current and future construction contracts.

(3)
Other Long-Term Obligations include our contractual cash payments associated with assets accounted for under EITF 97-10.

Recently Issued Accounting Standards

        Recently Issued Accounting Standards—New Pronouncements—In December 2007, the FASB issued SFAS No. 141 (revised), "Business Combinations" ("SFAS 141(R)"), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141(R) after the effective date of the accounting standard.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facility (the "July 2007 Credit Facility").

Senior Secured Credit Facility

        During the fiscal year 2009, we maintained six interest rate swap arrangements with an aggregate notional value of $500.0 million as of April 26, 2009. The swap agreements effectively convert portions of the July 2007 Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2010, 2011, and 2012. These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of fiscal year 2009, as being fully effective.

        The following table provides information at April 26, 2009 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

 Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

(dollars in millions)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value 4/26/2009
Liabilities
Long-term debt, including current portion
Fixed rate	$0.2	$0.2	$0.2	$0.2	$357.5	$3.0	$361.3	$266.6
Average interest rate	7.01%	7.01%	7.01%	7.01%	7.01%	7.01%
Variable rate	$9.5	$8.6	$8.6	$120.6	$792.3	$0.2	$939.8	$766.4
Average interest rate(1)	3.64%	2.96%	4.56%	5.05%	5.25%	3.45%
Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable(2)	$100.0	$300.0	$50.0	$—	$50.0	$—	$500.0	$25.8
Average pay rate	4.59%	4.52%	4.20%	4.00%	4.00%	0.00%	4.58%
Average receive rate	1.99%	0.98%	2.37%	2.98%	3.17%	0.00%	1.78%

(1)
Represents the annual average LIBOR from the forward yield curve at April 26, 2009 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

(2)
Fair value represents the amount we would pay to the respective counter party if we had terminated the swap agreements on April 26, 2009.

        We are also exposed to market risks relating to fluctuations in currency exchange rates related to our remaining ownership interests in the UK classified as discontinued operations as of April 26, 2009. We finance a portion of our UK investments in the local currency of the UK and due to the limited scope and nature of our UK operations, our market risks are immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this report:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets—April 26, 2009 and April 27, 2008
Fiscal Years Ended April 26, 2009, April 27, 2008 and April 29, 2007
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts—Fiscal Years Ended April 26, 2009, April, 27, 2008 and April 29, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isle of Capri Casinos, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 26, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 26, 2009, and April 27, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years April 26, 2009, April 27, 2008 and April 29, 2007, and our report dated June 22, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Saint Louis, Missouri

June 22, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 26, 2009 and April 27, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended April 26, 2009, April 27, 2008, and April 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 26, 2009 and April 27, 2008, and the consolidated results of its operations and its cash flows for the years ended April 26, 2009, April 27, 2008, and April 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 26, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 22, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Saint Louis, Missouri

June 22, 2009

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 26, 2009	April 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$96,654	$91,790
Marketable securities	17,548	18,533
Accounts receivable, net of allowance for doubtful accounts of $5,106 and $4,258, respectively	10,421	12,195
Income taxes receivable	7,744	28,663
Deferred income taxes	16,295	12,606
Prepaid expenses and other assets	23,234	27,905
Insurance receivable	1,514	7,689
Assets held for sale	4,183	—

Total current assets	177,593	199,381
Property and equipment, net	1,177,540	1,328,986
Other assets:
Goodwill	313,136	307,649
Other intangible assets, net	83,588	89,252
Deferred financing costs, net	9,314	13,381
Restricted cash	2,774	4,802
Prepaid deposits and other	18,717	22,948
Deferred income taxes	—	7,767

Total assets	$1,782,662	$1,974,166

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$9,688	$9,698
Accounts payable	16,246	29,283
Accrued liabilities:
Payroll and related	47,209	47,618
Property and other taxes	31,487	30,137
Interest	9,280	8,580
Progressive jackpots and slot club awards	13,647	13,768
Other	38,548	44,353
Liabilities related to assets held for sale	1,888	—

Total current liabilities	167,993	183,437
Long-term debt, less current maturities	1,291,384	1,497,591
Deferred income taxes	24,970	—
Other accrued liabilities	52,575	52,821
Other long-term liabilities	17,314	52,305
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 36,111,089 at April 26, 2009 and 35,229,006 at April 27, 2008	361	353
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	193,827	188,036
Retained earnings	101,828	58,253
Accumulated other comprehensive (loss) income	(15,191)	(5,601)

	280,825	241,041
Treasury stock, 4,340,436 shares at April 26, 2009 and 4,372,073 shares at April 27, 2008	(52,399)	(53,029)

Total stockholders' equity	228,426	188,012

Total liabilities and stockholders' equity	$1,782,662	$1,974,166

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	April 26, 2009	April 27, 2008	April 29, 2007
Revenues:
Casino	$1,066,162	$1,107,246	$1,007,523
Rooms	46,380	49,498	49,584
Pari-mutuel, food, beverage and other	139,957	151,530	147,036
Hurricane and other insurance recoveries	62,932	348	2,817

Gross revenues	1,315,431	1,308,622	1,206,960
Less promotional allowances	(196,789)	(200,932)	(214,465)

Net revenues	1,118,642	1,107,690	992,495
Operating expenses:
Casino	154,538	154,263	156,496
Gaming taxes	270,882	286,746	209,971
Rooms	12,175	12,031	9,811
Pari-mutuel, food, beverage and other	53,143	58,676	46,188
Marine and facilities	65,504	66,656	59,834
Marketing and administrative	263,164	279,009	264,501
Corporate and development	41,331	48,619	56,938
Valuation charges	36,125	6,526	7,800
Hurricane and other insurance recoveries	(32,277)	(1,757)	—
Preopening	—	3,654	11,433
Depreciation and amortization	122,457	128,944	96,998

Total operating expenses	987,042	1,043,367	919,970

Operating income (loss):	131,600	64,323	72,525
Interest expense	(92,065)	(106,826)	(88,058)
Interest income	2,112	3,293	7,132
Gain (loss) on early extinguishment of debt	57,693	(15,274)	—

Income (loss) from continuing operations before income taxes and minority interest	99,340	(54,484)	(8,401)
Income tax benefit (provision)	(39,942)	21,288	(2,837)
Minority interest	—	(4,868)	(3,568)

Income (loss) from continuing operations	59,398	(38,064)	(14,806)
Income (loss) from discontinued operations including gain (loss) on sale, net of income tax benefit (provision) of $8,790, $43,532 and ($11,220) for the fiscal years ended 2009, 2008 and 2007, respectively	(15,823)	(58,810)	10,169

Net income (loss)	$43,575	$(96,874)	$(4,637)

Earnings (loss) per common share basic:
Income (loss) from continuing operations	$1.89	$(1.24)	$(0.49)
Income (loss) from discontinued operations including gain on sale, net of income taxes	(0.50)	(1.92)	0.34

Net income (loss)	$1.39	$(3.16)	$(0.15)

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$1.89	$(1.24)	$(0.49)
Income (loss) from discontinued operatons, net of income taxes	(0.50)	(1.92)	0.34

Net income (loss)	$1.39	$(3.16)	$(0.15)

Weighted average basic shares	31,372,670	30,699,457	30,384,255
Weighted average diluted shares	31,379,016	30,699,457	30,384,255

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Compen- sation	Retained Earnings	Accum. Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders' Equity
Balance, April 30, 2006	34,293,263	$343	$163,548	$(1,383)	$159,764	$131	$(42,156)	$280,247
Net loss	—	—	—	—	(4,637)	—	—	(4,637)
Foreign currency translation adjustments	—	—	—	—	—	3,227	—	3,227

Comprehensive loss								(1,410)
Exercise of stock options, including
income tax benefit of $849	389,271	4	5,617	—	—	—	—	5,621
Issuance of deferred bonus shares from
treasury stock	—	—	(429)	—	—	—	429	—
Purchase of treasury stock	—	—	—	—	—	—	(10,415)	(10,415)
Other	—	—	548	—	—	—	—	548
Stock compensation expense	—	—	7,231	—	—	—	—	7,231
Reclassification of unearned compensation due to the adoption of SFAS 123(R)	—	—	(1,383)	1,383	—	—	—	—

Balance, April 29, 2007	34,682,534	347	175,132	—	155,127	3,358	(52,142)	281,822
Net loss	—	—	—		(96,874)	—	—	(96,874)
Unrealized loss on interest rate swap contracts net of income tax benefit of $5,159	—	—	—	—	—	(8,555)	—	(8,555)
Foreign currency translation adjustments	—	—	—	—	—	(404)	—	(404)

Comprehensive loss	—	—	—	—	—	—	—	(105,833)
Exercise of stock options, including income tax benefit of $977	546,472	6	5,741	—	—	—	—	5,747
Issuance of deferred bonus shares from treasury stock	—	—	(414)	—	—	—	414	—
Purchase of treasury stock	—	—	—	—	—	—	(1,301)	(1,301)
Other	—	—	265	—	—	—	—	265
Stock compensation expense	—	—	7,312	—	—	—	—	7,312

Balance, April 27, 2008	35,229,006	353	188,036	—	58,253	(5,601)	(53,029)	188,012
Net income	—	—	—		43,575	—	—	43,575
Unrealized loss on interest rate swap contracts net of income tax benefit of $3,720	—	—	—	—	—	(6,255)	—	(6,255)
Foreign currency translation adjustments	—	—	—	—	—	(3,335)	—	(3,335)

Comprehensive income	—	—	—	—	—	—	—	33,985
Exercise of stock options	36,414	—	110	—	—	—	—	110
Issuance of deferred bonus shares from treasury stock	—	—	(630)	—	—	—	630	—
Other	664	—	(806)	—	—	—	—	(806)
Issuance of restricted stock, net of forfeitures	845,005	8	(8)	—	—	—	—	—
Stock compensation expense	—	—	7,125	—	—	—	—	7,125

Balance, April 26, 2009	36,111,089	$361	$193,827	$—	$101,828	$(15,191)	$(52,399)	$228,426

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 26, 2009	April 27, 2008	April 29, 2007
Operating activities:
Net income (loss)	$43,575	$(96,874)	$(4,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127,222	136,127	99,506
Amortization of deferred financing costs	2,470	2,700	2,636
(Gain) loss on early extinguishment of debt	(57,693)	15,274	—
Property insurance recoveries	(32,179)	—	—
Valuation charges	36,525	85,184	8,466
Deferred income taxes	32,751	(35,194)	(12,374)
Stock compensation expense	7,125	7,312	7,231
Deferred compensation expense	175	265	548
Loss on derivative instruments	—	550	1,045
Loss (gain) on disposal of assets	12,161	(90)	(26,244)
Minority interest	—	4,868	3,568
Changes in operating assets and liabilities:
Sales (purchases) of trading securities	985	(1,364)	558
Accounts receivable	1,548	10,276	(4,797)
Income taxes receivable	20,919	(32,562)	6,940
Insurance receivable	5,486	48,393	1,359
Prepaid expenses and other assets	8,551	(1,098)	(15,985)
Accounts payable and accrued liabilities	(19,011)	(10,410)	3,075

Net cash provided by operating activities	190,610	133,357	70,895

Investing activities:
Purchase of property and equipment	(58,579)	(190,459)	(451,422)
Property insurance recoveries	32,179	—	21,963
Payments towards gaming license	(4,000)	(4,000)	(4,013)
Net cash paid for acquisitions	—	(107,895)	—
Proceeds from sales of assets held for sale	954	—	238,725
Restricted cash	1,579	65	(2,524)
Other	—	(157)	—

Net cash used in investing activities	(27,867)	(302,446)	(197,271)

Financing activities:
Principal repayments on long-term debt	(127,457)	(697,108)	(7,089)
Net (repayments) borrowings on line of credit	(18,484)	(99,355)	205,421
Termination payment relating to other long-term liabilities	(11,352)	—	—
Proceeds from long-term debt borrowings	—	875,000	—
Payment of deferred financing costs	—	(8,881)	—
Purchase of treasury stock	—	(1,301)	(10,415)
Distribution to minority interests	—	(1,588)	—
Proceeds from exercise of stock options including tax benefit	110	5,747	5,621

Net cash (used by) provided by financing activities	(157,183)	72,514	193,538

Effect of foreign currency exchange rates on cash	(696)	251	(97)

Net increase (decrease) in cash and cash equivalents	4,864	(96,324)	67,065
Cash and cash equivalents at beginning of year	91,790	188,114	121,049

Cash and cash equivalents at end of year	$96,654	$91,790	$188,114

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts)

1.    Organization

        Organization—Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as "Company," refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate thirteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida. Effective January 27, 2008, we own 100% of our operations in Black Hawk, Colorado following the acquisition of our minority partner's 43% interest in those operations. Our international gaming interests include a wholly owned casino in Freeport, Grand Bahamas and a two-thirds ownership interest in casinos in Dudley and Wolverhampton, England.

2.    Summary of Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. We view each property as an operating segment and all such operating segments have been aggregated into one reporting segment.

        Discontinued operations include our remaining casino operations in England held for sale at April 26, 2009, and our formerly wholly owned casinos; in Coventry, England sold in April 2009, and in Vicksburg, Mississippi and Bossier City, Louisiana sold in July 2006.

        Fiscal Year-End—Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year. Fiscal years 2009, 2008 and 2007 are all 52-week years, which commenced on April 28, 2008, April 30, 2007 and May 1, 2006, respectively.

        Reclassifications—Certain reclassifications of prior year presentations have been made to conform to the fiscal year 2009 presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled $22,507 and $23,982 at April 26, 2009 and April 27, 2008, respectively.

        Marketable Securities—Marketable securities consist primarily of trading securities primarily held by Capri Insurance Corporation, our captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income in the accompanying statements of operations.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

        Inventories—Inventories are stated at the lower of weighted average cost or market value.

        Property and Equipment—Property and equipment are stated at cost or if acquired through acquisition, its value as determined under purchase accounting. Assets subject to impairment write downs are recorded at the lower of net book value or fair value. We capitalize the cost of purchases of property and equipment and capitalize the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred.

        Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Years
Slot machines, software and computers	3-5
Furniture, fixtures and equipment	5-10
Leasehold improvements	Lesser of life of lease or estimated useful life
Buildings and improvements	7-39.5

        Certain property currently leased in Bettendorf, Iowa and property formerly leased in Coventry, England, prior to the termination of such lease, are accounted for in accordance with Emerging Issues Task Force 97-10, "The Effect of Lessee Involvement in Asset Construction" ("EITF 97-10").

        Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest was $1,018, $3,335 and $9,528 for fiscal years 2009, 2008 and 2007, respectively, including capitalized interest relating to our discontinued operations of $943 and $3,005 for the fiscal years ending 2008 and 2007, respectively.

        Operating Leases—We recognize rent expense for each lease on the straight line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals. Our liabilities include the aggregate difference between rent expense recorded on the straight-line basis and amounts paid under the leases.

        Restricted Cash—We classify cash that is either statutorily or contractually restricted as to its withdrawal or usage as a long term asset due to the duration of the underlying restriction. Restricted cash primarily includes amounts related to state tax bonds and other gaming bonds, amounts held in escrow related to leases and other deposits related to development activities or acquisitions.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost, net of impairments, if any. Other intangible assets include values attributable to acquired gaming licenses, customer lists, and trademarks. Statement of Financial Accounting Standards No. 142, Goodwill and

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Other Intangible Assets, ("SFAS 142") requires these assets be reviewed for impairment at least annually. We perform our annual impairment test during our fourth quarter. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using our weighted average cost of capital and by using a market approach based upon valuation multiples for similar companies. For intangible assets with indefinite lives not subject to amortization, we review, at least annually, the continued use of an indefinite useful life. If these intangible assets are determined to have a finite useful life, they are amortized over their estimated remaining useful lives.

        Long-Lived Assets—We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

        Deferred Financing Costs—The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

        Self-Insurance—We are self-funded up to a maximum amount per claim for employee-related health care benefits, workers' compensation insurance and general liability insurance. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for workers' compensation and general liability insurance on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 4.1% and 5.3% at April 26, 2009 and April 27, 2008, respectively. We utilize independent consultants to assist in the determination of estimated accruals. As of April 26, 2009 and April 27, 2008, our employee-related health care benefits program and discounted workers' compensation and general liabilities for unpaid and incurred but not reported claims are $29,001 and $27,031, respectively and are included in Accrued liabilities-payroll and related for health care benefits and workers' compensation insurance and in Accrued liabilities-other for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover future claims payments.

        Derivative Instruments and Hedging Activities—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires we recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. During fiscal year 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS 161). SFAS 161 supplements the required disclosures provided under SFAS 133, with additional qualitative and quantitative information. We utilize derivative financial instruments to manage interest rate risk associated with some of our variable rate borrowings. Derivative financial instruments are intended to reduce our exposure to interest rate risk. We account for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative's fair value. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts not designated as hedging instruments, $550 and $1,045 was included in our consolidated statement of operations for fiscal years 2008 and 2007, respectively.

        Revenue Recognition—In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain table games wherein incremental jackpot amounts owed are accrued for games in which every coin played or wagered adds to the jackpot total. Revenues from rooms, food, beverage, entertainment and the gift shop are recognized at the time the related service or sale is performed or made.

        Promotional Allowances—The retail value of rooms, food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues included in the accompanying consolidated statement of operations. We also record the redemption of coupons and points for cash as a promotional allowance. The estimated cost of providing such complimentary services from continuing operations are included in casino expense in the accompanying consolidated statements of operations are as follows:

	Fiscal Year Ended
	April 26, 2009	April 27, 2008	April 29, 2007
Rooms	$8,657	$10,346	$13,000
Food and beverage	57,704	59,118	64,216
Other	458	574	654

Total cost of complimentary services	$66,819	$70,038	$77,870

        Slot Club Awards—We provide slot patrons with rewards based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the value of these outstanding rewards, utilizing the age and prior history of redemptions.

        Advertising—Advertising costs are expensed the first time the related advertisement appears. Total advertising costs from continuing operations were $22,791, $24,082 and $22,774 in fiscal years 2009, 2008 and 2007, respectively.

        Development Costs—We pursue development opportunities for new gaming facilities in an ongoing effort to expand our business. In accordance with Statement of Position 98-5 Reporting on the Costs of Start-Up Activities ("SOP 98-5"), costs related to projects in the development stage, except for those costs as detailed in SOP 98-5, are recorded as a development expense. Additionally, following the

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

guidance of SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, development costs are expensed when the development is deemed less than probable. Total development costs expensed from continuing operations were $5,183, $4,473 and $14,495, in fiscal years 2009, 2008 and 2007, respectively, and were recorded in the consolidated statements of operations in corporate and development expenses.

        Pre-Opening Costs—In accordance with SOP 98-5, we expense pre-opening costs as incurred. Pre-opening costs include payroll, outside services, advertising, insurance, utilities, travel and various other expenses related to new operations. All such costs are recorded in the consolidated statements of operations in pre-opening. Pre-opening expenses from continuing operations in our consolidated financial statements were incurred in connection with the opening of the Pompano Park racino in April 2007 and Isle-Waterloo in June 2007.

        Income Taxes—We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves related to net operating loss carry forwards and certain temporary differences. Recognizable future tax benefits are subject to a valuation reserve, unless such tax benefits are determined to be more likely than not realizable. On April 30, 2007, we adopted the additional provisions of FASB Interpretation No. 48 ("FIN 48"). We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

        Earnings (Loss) Per Common Share—In accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options. Any options with an exercise price in excess of the average market price of the our common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

        Stock-Based Compensation—Our stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004), "Shared-Based Payment" ("SFAS 123(R)"). Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards, over the vesting period of the award. We adopted the provisions of SFAS 123(R) effective May 1, 2006, using the modified prospective method.

        Foreign Currency Translation—We account for currency translation in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS 52"). Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated monthly at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are included in stockholders' equity as Accumulated other comprehensive (loss) income. The cumulative (loss) gain from foreign currency translation included in other comprehensive loss is ($358) and $2,977 as of April 26, 2009 and April 27, 2008, respectively. (Losses) gains from foreign currency transactions are included in income (loss) from

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

discontinued operations and were ($2), ($356) and $1,846 in fiscal years 2009, 2008 and 2007, respectively.

        Allowance for Doubtful Accounts—We reserve for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves.

        Fair Value Measurements—We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157") for our financial assets and liabilities including marketable securities and derivative instruments on April 28, 2008. SFAS 157 established a framework for measuring the fair value of financial assets and liabilities. A description of the valuation methodologies used to measure fair value, key inputs, and significant assumptions follows:

          Marketable securities—The estimated fair values of our marketable securities are based upon quoted prices available in active markets and represent the amounts we would expect to receive if we sold these marketable securities.

          Derivative instruments—The estimated fair value of our derivative instruments is based on market prices obtained from dealer quotes, which are based on interest yield curves and such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

        Recently Issued Accounting Standards—In December 2007, the FASB issued SFAS No. 141 (revised), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) became effective for us for business combinations on or after April 27, 2009. We will apply SFAS 141(R) to any future acquisitions.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

3.    Discontinued Operations

        Discontinued operations include casino properties in Coventry, England, Bossier City, Louisiana, and Vicksburg, Mississippi which have been sold as well as our Blue Chip casino properties which are currently classified as held for sale.

        On April 23, 2009, we completed the sale of our assets and terminated our lease of Arena Coventry Convention Center relating to our casino operations in Coventry, England. Our lease termination costs and other expenses, net of cash proceeds from our assets sales, resulted in a pretax charge of $12,016 recorded in fiscal year 2009.

        On July 31, 2006, we completed the sale of our Bossier City and Vicksburg properties for cash proceeds of $238,725 net of transaction costs and a working capital adjustment.

        During March 2009, we began the sale process related to our Blue Chip casino properties under a plan of administration. While we are currently operating the Blue Chip casino properties, we do not expect to have any continuing involvement following the completion of the sale. The assets held for sale and liabilities related to assets held for sale are as follows:

April 26, 2009
Current assets:
Accounts receivable, net	$260
Prepaid expenses and other assets	146

Total current assets	406
Property and equipment, net	3,777

Total assets	4,183

Current liabilities:
Accounts payable	540
Other accrued liabilities	1,348

Total current liabilities	1,888

Net assets	$2,295

        The results of our discontinued operations are summarized as follows:

	Discontinued Operatons Fiscal Year Ended
	April 26, 2009	April 27, 2008	April 29, 2007
Net revenues	$16,659	$17,662	$50,237
Valuation charges	(1,400)	(78,658)	(666)
Pretax (loss) gain on sale of discontinued operations	(12,016)	—	23,244
Pretax (loss) income from discontinued operations	(24,613)	(102,342)	21,389
Income tax benefit (provision) from discontinued operations	8,790	43,532	(11,220)
Income (loss) from discontinued operations	(15,823)	(58,810)	10,169

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

3.    Discontinued Operations (Continued)

        During fiscal 2009, we recorded a pretax charge of $1,400 to reduce our Blue Chip assets held for sale to their estimated fair value less the cost to sell. During fiscal years 2008 and 2007, we recorded write-offs and other charges for impairment charges at our United Kingdom ("UK") properties based upon a review of expected future operating trends and the current fair value of our long-lived assets. The current fair values used in our determination of the impairment charge were based upon a third party appraisal, a review of historical costs and other relevant information.

        Net interest expense of $1,973, 1,939 and 4,054 for fiscal years 2009, 2008 and 2007, respectively, has been allocated to discontinued operations. Interest expense allocated to our UK operations was based upon long term debt and other long-term obligations specific to our UK operations as our UK entities are not guarantors under our senior secured credit facility. Interest expense for our Bossier City and Vicksburg properties was based upon the ratio of net assets to be sold to the sum of total net assets of the Company plus our debt that was not attributable to a particular operation. Such interest allocations are in accordance with EITF 87-24, "Allocation of Interest to Discontinued Operations."

4.    Acquisitions

        Acquisition of Minority Interest in Black Hawk, Colorado Operations—During January 2009, we finalized our purchase accounting for our January 2008 acquisition of the 43% minority membership interest in our Black Hawk, Colorado subsidiaries. During January 2008, a preliminary allocation of the $64,800 purchase price, including transaction costs and after consideration of minority interest of $29,819, was made by us based upon the estimated fair value of the purchased assets and assumed liabilities. This preliminary purchase price allocation resulted in values being assigned of $14,000 to property and equipment, $10,600 to other intangible assets and $10,381 to goodwill. After completion of third party valuations of the assets acquired, the final purchase price allocation included a $8,331 reduction in the acquired historical cost basis in property and final allocation amounts of $20,855 for intangible assets, $411 for other liabilities and $22,868 in goodwill. The intangible assets included $2,021 of trademarks and $4,257 related to our gaming licenses both with indefinite lives, as well as $14,577 relating to customers lists with a 4 year life. Goodwill resulting from our acquisition of this minority interest is deductible or tax purposes. We accounted for the purchase using the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations" ("SFAS 141").

        Acquisition of Caruthersville—On June 10, 2007, we acquired 100% of the membership interests of Atzar Missouri Riverboat Gaming Company, L.L.C., a Missouri limited liability company located in Caruthersville, Missouri. The purchase price, including transaction costs, was approximately $46,241, including $2,940 of cash acquired. The purchase price for these membership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. During January 2008, we finalized certain post closing date adjustments with the seller. Third party valuations were obtained for the property and equipment, and other intangible assets. Trademarks were amortized over a one year life and customer lists over a 3 year life. The purchase price included $959 in net working capital, $39,861 in property and equipment, and $5,421 in other intangible assets. The purchase was accounted for using the purchase method of accounting in accordance with SFAS 141.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

5.    Property and Equipment, Net

        Property and equipment, net consists of the following:

	April 26, 2009	April 27, 2008
Property and equipment:
Land and land improvements	$159,574	$151,747
Leasehold improvements	332,762	323,155
Buildings and improvements	649,020	719,175
Riverboats and floating pavilions	142,715	142,444
Furniture, fixtures and equipment	516,523	517,591
Construction in progress	12,537	35,438

Total property and equipment	1,813,131	1,889,550
Less accumulated depreciation and amortization	(635,591)	(560,564)

Property and equipment, net	$1,177,540	$1,328,986

6.    Intangible Assets and Goodwill

        Intangible assets consist of the following:

	April 26, 2009			April 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets
Gaming licenses	$66,126	$—	$66,126	$73,891	$—	$73,891
Trademarks	7,149	—	7,149	12,500	—	12,500
Intangible assets—subject to amortization
Trademarks	—	—	—	102	(93)	9
Customer lists	15,384	(5,071)	10,313	3,307	(455)	2,852

Total	$88,659	$(5,071)	$83,588	$89,800	$(548)	$89,252

        Our indefinite-lived intangible assets consist primarily of gaming licenses and trademarks for which it is reasonably assured that we will continue to renew indefinitely. Our finite-lived assets consist primarily of customer lists amortized over 3 to 4 years and trademarks which have a contractual term or it has been decided not to renew, are amortized over their remaining legal or contractual life. The weighted average remaining life of our other intangible assets subject to amortization is approximately 2.7 years.

        We recorded amortization expense of $4,624, $549 and $—for our intangible assets subject to amortization related to our continuing operations for the fiscal years ended 2009, 2008, and 2007, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6.    Intangible Assets and Goodwill (Continued)

        Future amortization expense of our amortizable intangible assets is as follows:

2010	$3,935
2011	3,644
2012	2,734

Total	$10,313

        A roll forward of goodwill is as follows:

	April 26, 2009	April 27, 2008
Balance, beginning of period	$307,649	$297,268
Acquisition of minority interest in Black Hawk, Colorado operations	12,487	10,381
Impairment	(7,000)	—

Balance, end of period	$313,136	$307,649

        During the fiscal year 2009, we recorded a pretax impairment charge of $7,000 for goodwill at our Black Hawk, Colorado property.

7.    Valuation Charges

        We recorded pretax valuation charges from continuing operations as follows:

        Fiscal Year 2009—An impairment charge of $18,269 was recorded at our Black Hawk, Colorado property as a result of our annual impairment test required under SFAS 142. The Black Hawk impairment charge included $7,000, $7,072 and $4,197 related to goodwill, trademarks and gaming licenses, respectively. Fair values were determined using methods as follows: discounted cash flow and multiples of earnings for goodwill, relief from royalty method for trademarks; and the cost approach for the gaming license. The impairment was a result of decreased operating performance caused by a recently effective smoking ban and declines in the economy resulting in lower market valuation multiples for gaming assets and higher discount rates.

        Following our decision not to complete our construction plan as originally designed for our Biloxi property, we recorded a valuation charge of $11,856 to construction in progress.

        Following our termination of an agreement for a potential development of a casino project in Portland Oregon, we recorded a $6,000 charge consisting of a non-cash write-off of $5,000 representing our rights under a land option and $1,000 termination fee. Under the terms of the agreement, we retain certain rights but no continuing obligations with regard to this development project.

        Fiscal Year 2008—We recorded valuation charge of $6,526 related to the termination of the Company's plans to develop a new casino in west Harrison County, Mississippi and the cancellation of construction projects in Davenport, Iowa and Kansas City, Missouri

        Fiscal Year 2007—An impairment charge of $7,800 relating to goodwill was recorded at our Lula, Mississippi property as a result of our annual impairment test required under SFAS 142. Fair value of goodwill was determined using discounted cash flow and market based valuation multiple methods.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8.    Long-Term Debt

        Long-term debt consists of the following:

	April 26, 2009	April 27, 2008
Senior Secured Credit Facility:
July 2007 Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime, plus a margin	$112,000	$130,500
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime, plus a margin	825,651	869,313
Senior Subordinated Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	500,000
Other	6,146	7,476

	1,301,072	1,507,289
Less current maturities	9,688	9,698

Long-term debt	$1,291,384	$1,497,591

        July 2007 Credit Facility—On July 26, 2007, we entered into a $1,350,000 senior secured credit facility ("July 2007 Credit Facility"), replacing our previous senior credit facility and $200,000 of 9% senior subordinated notes. The July 2007 Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant domestic subsidiaries. The July 2007 Credit Facility consists of a $475,000 five-year revolving line of credit and an $875,000 term loan facility.

        Our net line of credit availability at April 26, 2009 was approximately $348,122, after consideration of $14,878 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the credit facility of up to 0.5% which is included in Interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the July 2007 Credit Facility for the fiscal years 2009 and 2008 were 5.33% and 6.55%, respectively.

        The July 2007 Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio. The July 2007 Credit Facility also restricts our ability to make certain investments or distributions. We are in compliance with the covenants as of April 26, 2009.

        During March 2009, we permanently repaid $35,000 of our variable rate term loans under our July 2007 Credit Facility with proceeds from our hurricane insurance settlement resulting in a loss on early extinguishment of debt of $199 due to the write-off of deferred financing cost.

        7% Senior Subordinated Notes—During 2004, we issued $500,000 of 7% Senior Subordinated Notes due 2014 ("7% Senior Subordinated Notes"). The 7% Senior Subordinated Notes are guaranteed, on a

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8.    Long-Term Debt (Continued)

joint and several basis, by all of our significant domestic subsidiaries and certain other subsidiaries as described in Note 18. All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

        Gain (Loss) on Early Extinguishment of Debt—During February 2009, we retired $142,725 of the 7% Senior Subordinated Notes, through a tender offer, for $82,773 from our available cash and cash equivalents. After expenses related to the elimination of deferred finance costs and transactions costs, we recognized a pretax gain of $57,892 during fiscal year 2009. During fiscal year 2008, we recorded a total of $15,274 in losses associated with the redemption of $200,000 of 9% Senior Subordinated Notes refinanced by our July 2007 Credit Facility and the replacement of the February 2005 Credit Facility with the July 2007 Credit Facility and the early extinguishment of other debt instruments.

        Future Principal Payments of Long-term Debt—The aggregate principal payments due on long-term debt as of April 26, 2009 over the next five years and thereafter, are as follows:

Fiscal Years Ending:
2010	$9,688
2011	8,749
2012	8,768
2013	120,788
2014	1,149,760
Thereafter	3,319

Total	$1,301,072

9.    Other Long-Term Obligations

        Bettendorf Regional Convention Center—We have entered into agreements with the City of Bettendorf, Iowa under which the City has constructed a regional convention center, which opened during January 2009, adjacent to our hotel. We lease, manage, and provide financial and operating support for the regional convention center. We have determined the regional convention center is a transaction to which Emerging Issues Task Force Issue No. 97-10 ("EITF 97-10"), "The Effect of Lessee Involvement in Asset Construction" applies. As such, the Company was deemed, for accounting purposes only, to be the owner of the regional convention center during the construction period. Upon completion of the regional convention center we were precluded from accounting for the transaction as a sale and leaseback under SFAS No. 98 "Accounting for Leases" ("SFAS 98") due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method in

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9.    Other Long-Term Obligations (Continued)

accordance with SFAS No. 66 "Accounting for the Sales of Real Estate" ("SFAS 66"). As of April 26, 2009, we have recorded in Other long-term obligations $17,314 related to our liability under SFAS 66 related to the convention center. Under the terms of our agreements for the regional convention center, we have guaranteed certain obligations related to $13,815 of notes issued by the City of Bettendorf, Iowa for the regional convention center.

        The Other long term obligation will be reflected in our consolidated balance sheets until completion of the lease term, when the related fixed assets, net of accumulated depreciation, will be removed from our consolidated financial statements. At such time, the net remaining obligation over the net carrying value of the fixed asset will be recognized as a gain (loss) on sale of the facility.

        Future minimum payments due under Other long-term obligations as of April 26, 2009 are as follows:

Fiscal Years Ending:
2010	$1,100
2011	1,100
2012	1,100
2013	1,100
2014	1,267
Thereafter	19,136

Total minimum payments	$24,803

        Coventry Convention Center—We entered into an agreement during fiscal year 2004 to lease space for a casino in Coventry, England in the sub-level of the Arena Coventry Convention Center. The convention center was developed, and is owned and operated by a non-affiliated entity. Prior to our termination of this lease in fiscal year 2009, we were required to be treated for accounting purposes as the owner of the Arena Coventry Convention Center under EITF 97-10 because of certain prepaid lease payments we made and certain structural elements which were installed by us during the construction of the convention center. Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback under SFAS No. 98 due to our continuing involvement as a tenant, as a result of our lease prepayments during the construction period of the convention center. Therefore, we were accounting for the transaction using the direct financing method in accordance with SFAS No. 66. As of April 27, 2008, we recorded an Other long-term obligation of $48,058.

        Upon termination of the convention center lease during fiscal year 2009, our continuing involvement ceased and the remaining net carrying value of the fixed asset over the remaining obligation relating to the convention center were removed from our consolidated balance sheets with a pretax loss included in our loss from discontinued operations.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10.    Common Stock

        Earnings per Share of Common Stock—The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Fiscal Year Ended
	April 26, 2009	April 27, 2008	April 29, 2007
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$59,398	$(38,064)	$(14,806)
Income (loss) from discontinued operations	(15,823)	(58,810)	10,169

Net income (loss)	$43,575	$(96,874)	$(4,637)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	31,372,670	30,699,457	30,384,255
Effect of dilutive securities Employee stock options	6,346	—	—

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	31,379,016	30,699,457	30,384,255

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.89	$(1.24)	$(0.49)
Income (loss) from discontinued operations	(0.50)	(1.92)	0.34

Net income (loss)	$1.39	$(3.16)	$(0.15)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.89	$(1.24)	$(0.49)
Income (loss) from discontinued operations	(0.50)	(1.92)	0.34

Net income (loss)	$1.39	$(3.16)	$(0.15)

        Potentially dilutive common stock options excluded from the computation of diluted earnings per share due to anti-dilution were 1,520,040 for fiscal year 2009. Potentially dilutive common stock options excluded from the computation of diluted earnings (loss) per share which were anti-dilutive due to our

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10.    Common Stock (Continued)

loss from continuing operations were 3,872,513, and 3,057,054 for fiscal years 2008 and 2007, respectively

        Stock Based Compensation—Under our amended and restated 2000 Long Term Incentive Plan we have issued stock options and restricted stock.

        Stock Options—We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. During the fiscal year ended April 26, 2009, our estimate of forfeitures for executives increased from 27.2% to 39.6%, and for optionees beneath the executive level, it increased from 45.7% to 56.5%. The impact of these changes in estimated forfeitures decreased expense by $1,378 and was recorded as a cumulative adjustment in the consolidated statements of operations for the fiscal year ended April 26, 2009.

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table:

	April 26, 2009	April 27, 2008	April 29, 2007
Weighted average expected volatility	42.29%	43.02%	52.28%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected term (in years)	6.79	6.79	5.89
Weighted average risk-free interest rate	3.50%	3.94%	4.69%
Weighted average fair value of options granted	$2.73	$7.72	$13.67

        Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of a grant's options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant's expected term.

        Tender Offer—On October 7, 2008, we completed a tender offer whereby certain employees and directors exchanged 2,067,201 of then outstanding stock options for 293,760 shares of restricted common stock and the payment of $155 in cash to eligible participants in accordance with the terms of the tender offer. Restricted shares issued as part of the tender offer vest three years from the date of issuance. At April 26, 2009, our estimated forfeiture rate for such shares was 20.8%.

        Restricted Stock—During the fiscal year 2009, in addition to the shares of restricted stock issued pursuant to the tender offer described above, we issued 565,080 shares of restricted common stock to employees and directors under the 2000 Long Term Incentive Plan. Restricted stock awarded to employees vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Our estimate of forfeitures for restricted stock for employees is 10%. No forfeiture rate is estimated for directors.

        Stock Compensation Expense—Total stock compensation expense from continuing operations in the accompanying consolidated statements of operations was $7,103, $7,263 and $7,231 for the fiscal years

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10.    Common Stock (Continued)

2009, 2008 and 2007, respectively. We recognize compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

        Activity Under Our Share Based Plans—A summary of restricted stock and option activity for fiscal year 2009 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price
Outstanding at April 27, 2008	—	$—	3,832,346	$18.15
Granted	565,080	6.09	210,000	5.60
Exercised	—	—	(36,414)	3.03
Vested	(83,475)	6.13	—
Tender offer conversion	293,760	4.70	(2,067,201)	21.18
Forfeited and expired	(13,835)	5.97	(418,691)	19.47

Outstanding at April 26, 2009	761,530	5.55	1,520,040	$12.30

As of April 26, 2009:
Outstanding exercisable options	n/a		668,560	$15.21
Weighted average remaining contractual term	1.7 years		7.0 years
Aggregate intrinsic value:
Outstanding exerciseable	n/a		$2.00
Outstanding	$5.55		$2.02
Nonvested:
Unrecognized compensation cost	$5,249		$2,188
Weighted average remaining vesting period	1.7 years		3.7

        Additional information relating to our share based plans is as follows:

	April 26, 2009	April 27, 2008	April 29, 2007
Restricted Stock:
Fair value of restricted stock vested during the year	$512	$—	$—
Stock Options:
Intrinsic value of stock options exercised	141	5,423	4,992
Income tax benefit from stock options exercised	—	977	849
Proceeds from stock option exercises	110	4,770	4,772

        We have 1,780,930 shares available for future issuance under our equity compensation plan as of April 26, 2009. Upon issuance of restricted shares or exercise of stock options, shares may be issued from available treasury or common shares.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10.    Common Stock (Continued)

        Stock-Based Compensation—Deferred Bonus Plan—Our stockholders have approved the Deferred Bonus Plan which provides for the issuance of non-vested stock to eligible officers and employees who agree to receive a deferred bonus in the form of non-vested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years and the fair value of the non-vested stock at the grant date is amortized ratably over the vesting period. Compensation expense related to stock-based compensation under the Deferred Bonus Plan for fiscal years 2009, 2008, and 2007 totaled $175, $265, and $548, respectively. We do not plan to award any further compensation under the Deferred Bonus Plan, however, any grants that have been awarded prior to the Deferred Bonus Plan's discontinuation will be paid provided the vesting requirements are met.

        A summary of activity for fiscal year 2009 under the deferred bonus plan is as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested stock at April 27, 2008	72,892	$19.66
Shares granted	—	—
Shares vested	(32,408)	15.89
Shares forfeited	(10,783)	22.18

Non-vested stock at April 26, 2009	29,701	$22.86

        The total weighted average fair value of shares vested related to the Deferred Bonus Plan for fiscal years 2009, 2008 and 2007 was $515, $873 and $266, respectively.

        Stock Repurchase—Our Board of Directors has approved a stock repurchase program, as amended, allowing up to 6,000,000 shares of our common stock to be repurchased. As of April 26, 2009, we have repurchased 4,895,792 shares of common stock, and retired 553,800 shares of common stock under this stock repurchase program.

11.    Deferred Compensation Plans

        2005 Deferred Compensation Plan—Our 2005 Deferred Compensation Plan (the "Plan"), as amended and restated, is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, bonus payments and any voluntary deferrals to the Company's Retirement Trust and Savings Plan in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of our common stock. The liability related to the Plan as of fiscal 2009 and 2008 was $2,726 and $3,242, respectively. Expense for our contributions related to the Plan was $104, $85 and $31 in fiscal years 2009, 2008 and 2007, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

12.    Supplemental Disclosure of Cash Flow Information

        For the fiscal years 2009, 2008 and 2007 we made cash payments of interest, net of capitalized interest for $90,706, $108,090 and $90,620, respectively. We collected an income tax refund net of payments of $20,164 for fiscal year 2009. We paid income taxes, net of refunds, of $7,949 and $18,528 in fiscal years 2008 and 2007, respectively.

        For the fiscal years 2009 and 2008, we purchased property and equipment financed with a long term obligation of $14,384 and $4,247, respectively as discussed in Note 9. Also for the fiscal year ended April 27, 2008 we purchased land financed with a note payable for $3,096.

13.    Income Taxes

        Income tax (benefit) provision from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	April 26, 2009	April 27, 2008	April 29, 2007
Current:
Federal	$—	$(14,393)	$2,614
State	2,874	(466)	852

	2,874	(14,859)	3,466
Deferred:
Federal	34,301	(5,164)	(2,905)
State	2,767	(1,265)	2,276

	37,068	(6,429)	(629)

Income tax (benefit) provision	$39,942	$(21,288)	$2,837

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13.    Income Taxes (Continued)

        A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended
	April 26, 2009	April 27, 2008	April 29, 2007
Statutory tax (benefit) provision	$34,769	$(19,101)	$(2,940)
Effects of:
State taxes	5,641	(1,731)	3,291
Other
Various permanent differences	1,304	1,589	1,518
Goodwill impairment	—	—	2,730
Employment tax credits	(1,333)	(1,351)	(1,798)
Minority interest	—	(1,943)	(1,874)
Bahamas impairment	—	—	845
Qualified stock option expense	659	828	1,103
Other	(1,098)	421	(38)

Income tax (benefit) provision	$39,942	$(21,288)	$2,837

        Significant components of our domestic net deferred income tax asset (liability) are as follows (in thousands):

	Fiscal Year Ended
	April 26, 2009	April 27, 2008
Deferred tax liabilities:
Property and equipment	$(85,122)	$(24,560)
Gain on early extinguishment of debt	(22,450)	—
Other	(8,583)	(8,034)

Total deferred tax liabilities	(116,155)	(32,594)

Deferred tax assets:
Accrued expenses	17,111	21,895
Alternative minimum tax credit	3,610	2,704
Employment tax credits	13,609	1,848
Capital loss carryover	1,576	1,576
Net operating losses	63,959	22,011
Other	17,702	12,276

Total deferred tax assets	117,567	62,310
Valuation allowance on deferred tax assets	(10,087)	(9,343)

Net deferred tax asset	107,480	52,967

Net deferred tax asset/(liability)	$(8,675)	$20,373

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13.    Income Taxes (Continued)

        At April 26, 2009, we have federal net operating loss carryforwards of $147,826 for income tax purposes, with expiration dates from fiscal year 2011 to 2029. Approximately $33,950 of these net operating losses are attributable to IC Holdings Colorado, Inc. and its wholly-owned subsidiary CCSC/Blackhawk, Inc. ("IC Holdings, Inc. & Sub") and can only be used to offset income earned by these entities. The remaining federal net operating losses are subject to limitations under the internal revenue code and underlying treasury regulations, which may limit the amount ultimately utilized; however, we believe that all federal net operating losses will be utilized prior to expiration. IC Holdings, Inc. & Sub also has a federal capital loss carryforward of $4,146 that expires in 2011 for which it has established a full valuation allowance because it does not expect to benefit from the capital loss. We also have state income tax net operating loss carryforwards of $247,228 with expiration dates from fiscal year 2009 to 2029. We have determined that it is more likely than not that we will not be able to utilize $155,929 of the state income tax net operating losses and have established a valuation reserve accordingly. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at April 26, 2009 will be accounted for as a reduction of income tax expense. We also have a federal general business credit carryforward of $13,609 for income tax purposes, which expires in the fiscal year 2028. We believe that these credits will be utilized prior to expiration. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards. The property and equipment deferred tax liability at April 27, 2008 is net of the deferred tax asset related to the Coventry impairment of $29,295. As a result of the Sale of Coventry, this deferred tax asset is $0 at April 26, 2009.

        We adopted the provisions of FIN No. 48 on April 30, 2007. The adoption of FIN 48 did not have any impact on our consolidated statement of operations or stockholders' equity within the consolidated balance sheet. A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	April 26, 2009	April 27, 2008
Beginning Balance	$21,819	$24,152
Gross increases—tax positions in current period	—	949
Gross increases—tax positions in prior periods	347	8,539
Gross decreases—tax positions in prior periods	—	(486)
Settlements	(550)	(11,335)
Lapse of statute of limitations	(2,134)	—

Ending Balance	$19,482	$21,819

        Included in the balance of unrecognized tax benefits at April 26, 2009 are $8,395 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at April 26, 2009 are $6,704 of tax benefits that, if recognized, would result in adjustments to deferred taxes.

        We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48. Related to the unrecognized tax benefits noted above, we accrued interest of ($142) and no penalties during the fiscal year ended

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13.    Income Taxes (Continued)

2009. In total, as of April 26, 2009, we have recognized a liability of $5,371 for interest and no amount for penalties.

        We believe that an increase in unrecognized tax benefits related to federal and state exposures in the coming year, though possible, cannot be reasonably estimated and will not be significant. In addition, we believe that it is reasonably possible that an amount between $10,600 and $15,000 of its currently remaining unrecognized tax positions may be recognized by the end of the fiscal year ending April 25, 2010. These amounts relate to positions taken or to be taken on federal, Louisiana, and Mississippi income tax returns for the fiscal years ending April 2002 through April 2007. These amounts are expected to be resolved during the next twelve months as a result of the anticipated completion of federal, Louisiana, and Mississippi income tax examinations.

        We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. As of April 26, 2009, we were no longer subject to examination of our U.S. federal income tax returns filed for tax years prior to 2006, due to statute expirations and settlements. The IRS is currently examining our federal income tax returns for the 2006 and 2007 tax years which relate to our fiscal years ended April 29, 2007 and April 27, 2008, respectively. In addition, various state jurisdictions are currently examining our state income tax returns for various subsidiaries. The tax returns for subsequent years are also subject to examination.

        We file in numerous state jurisdictions with varying statutes of limitations. Our unrecognized state tax benefits are related to state tax returns open from tax years 2001 through 2009 depending on each state's statute of limitations.

14.    Hurricane and Other Insurance Recoveries

        During fiscal years 2009, 2008 and 2007, we have received insurance recoveries related to various claims. These insurance recoveries are from claims filed pertaining to our properties in Biloxi, Mississippi, Lake Charles, Louisiana and Pompano Beach, Florida, which were struck in the fall of 2005 by Hurricanes Katrina, Rita and Wilma, respectively. Additionally, we have received insurance recoveries relating to flood claims at our Davenport property during fiscal year 2009 and at our Natchez property during fiscal years 2008 and 2009.

        Business interruption insurance proceeds are included as revenues under Hurricane and other insurance recoveries in our consolidated statement of operations. Other insurance proceeds, after collection of insurance receivables are included as a reduction of operating expenses under Hurricane and other insurance recoveries in our consolidated statement of operations.

        The significant component of our fiscal year 2009 insurance recoveries is the final payment of our $225,000 settlement related to Hurricane Katrina which had damaged our Biloxi, Mississippi property. As a result of this settlement, we received an additional $95,000 in insurance proceeds. After first applying the proceeds to our remaining insurance receivable, we recognized $92,179 of pretax income including $60,000 of business interruption proceeds included in net revenues and other insurance recoveries of $32,179 are recorded as a reduction of operating expenses.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

15.    Employee Benefit Plan

        401(k) Plan—We have a 401(k) plan covering substantially all of our employees who have completed one year of service. Expense for our contributions for our continuing operations related to the 401(k) plan was $1,500, $742 and $1,921 in fiscal years 2009, 2008 and 2007, respectively. Our contribution is based on a percentage of employee contributions and may include an additional discretionary amount. The 401(k) plan allows employees to invest no more than 5% of their contribution in our common stock.

16.    Related Party Transactions

        We lease approximately eight acres of land on a month-to-month basis from an entity owned by our chairman and members of his family. The land is used for parking and warehouse space by the Isle-Bettendorf. The initial term of the lease expires sixty days after written notice is given to either party and rent under the lease is currently $23 per month.

        In 2004, we entered into a contract with a member of the Board of Directors for consulting fees related to on-going contracts and transactions in the United Kingdom. The total fees paid under this contract were $10, $60 and $60 in fiscal years 2009, 2008 and 2007, respectively.

        We reimbursed Alter Trading Corporation (a private entity owned by our chairman and his family) for annual lease payments of approximately $34 and $46 in fiscal years 2008 and 2007, respectively, for property leased by Alter Trading Corporation. The land was leased at our request in order to secure sites for possible casino operations.

        A member of the Board of Directors has provided consulting services to us related to on-going contracts and real estate transactions in the United States. The total fees paid were $78 and $56 plus expenses in fiscal years 2008, and 2007.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17.    Fair Value Measurements

        Interest Rate Swap Agreements—We have entered into various interest rate swap agreements pertaining to the July 2007 Credit Facility for an aggregate notional value of $500,000 with maturity dates ranging from fiscal year 2010 to 2014 in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the July 2007 Credit Facility.

        These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of April 26, 2009, as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value. As April 26, 2009, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.58%.

        The fair value of derivatives included in our consolidated balance sheet and change in our unrealized loss are as follows:

Type of Derivative Instrument	Balance Sheet Location	April 26, 2009	April 27, 2008	Fiscal Year Ended April 26, 2009, Change in Unrealized Loss
Interest rate swap contracts	Accrued interest	$2,258	$—
Interest rate swap contracts	Other long-term liabilities	21,454	13,714

Total		$23,712	$13,714	$9,998

        The fair value of our interest swap contracts are measured using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The credit adjustment reflects our best estimate as to the inherent credit risk as of our balance sheet date. The fair value of our interest rate swap contracts as recorded in our consolidated balance sheet is recorded net of deferred income tax benefits of $8,879 and $5,159, for fiscal years 2009 and 2008, respectively.

        The amount of the gain (loss) reclassified from Accumulated other comprehensive income (loss) into earnings and its location in the consolidated statements of income is as follows:

		Fiscal Year Ended
Type of Derivative Instrument	Income Statement Location	April 26, 2009	April 27, 2008	April 27, 2008
Interest rate swap contracts	Interest expense	$(10,165)	$(70)	$—

        The amount of gain (loss) recognized in Accumulated other comprehensive income (loss) is as follows:

	Fiscal Year Ended
Type of Derivative Instrument	April 26, 2009	April 27, 2008	April 29, 2007
Interest rate swap contracts	$(6,255)	$(8,555)	$—

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17.    Fair Value Measurements (Continued)

        A detail of Accumulated other comprehensive income (loss) is a follows:

Type of Derivative Instrument	April 26, 2009	April 27, 2008
Interest rate swap contracts	$(14,832)	$(8,578)
Foreign Currency Translation Gain (loss)	(359)	2,977

	$(15,191)	$(5,601)

        Financial Instruments—The estimated carrying amounts and fair values of our other financial instruments are as follows:

	April 26, 2009		April 27, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$96,654	$96,654	$91,790	$91,790
Marketable securities	17,548	17,548	18,533	18,533
Restricted cash	2,774	2,774	4,802	4,802
Notes receivable	3,000	3,000	5,000	5,000
Financial liabilities:
Revolver	$112,000	$112,000	$130,500	$130,500
Variable rate term loans	825,651	652,264	869,313	756,302
7% Senior subordinated notes	357,275	262,597	500,000	377,500
Other long-term debt	6,146	6,146	7,476	7,476
Other long-term obligations	17,314	17,314	52,305	52,305

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and cash equivalents, restricted cash and notes receivable are carried at cost, which approximates fair value due to their short-term maturities.

          Marketable securities are based upon Level 1 inputs obtained from quoted prices available in active markets and represent the amounts we would expect to receive if we sold these marketable securities.

          The fair value of our long-term debt or other long-term obligations is estimated based on the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to us for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information

        Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Subordinated Notes.

        The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Services, Inc.; CSNO, L.L.C.; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; IOC-Black Hawk County, Inc.; IOC-Manufacturing, Inc.; Riverboat Corporation of Mississippi—Vicksburg; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Casino America of Colorado, Inc.; Black Hawk Holdings, L.L.C.; Louisiana Riverboat Gaming Partnership; Isle of Capri UK Holdings, Inc.; Isle of Capri Bahamas Holdings, Inc.; and IOC-Caruthersville, L.L.C. Each of the subsidiaries' guarantees is joint and several with the guarantees of the other subsidiaries.

        Consolidating condensed balance sheets as of April 26, 2009 and April 27, 2008 are as follows (in thousands):

	As of April 26, 2009
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Balance Sheet
Current assets	$38,145	$93,538	$46,013	$(103)	$177,593
Intercompany receivables	1,141,189	(316,376)	(33,920)	(790,893)	—
Investments in subsidiaries	337,218	—	—	(337,218)	—
Property and equipment, net	10,158	1,158,839	8,543	—	1,177,540
Other assets	12,363	415,013	153	—	427,529

Total assets	$1,539,073	$1,351,014	$20,789	$(1,128,214)	$1,782,662

Current liabilities	$40,440	$94,935	$32,721	$(103)	$167,993
Intercompany payables	—	790,563	330	(790,893)	—
Long-term debt, less current maturities	1,286,526	4,650	208	—	1,291,384
Other accrued liabilities	(16,319)	107,301	3,877	—	94,859
Stockholders' equity	228,426	353,565	(16,347)	(337,218)	228,426

Total liabilities and stockholders' equity	$1,539,073	$1,351,014	$20,789	$(1,128,214)	$1,782,662

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

	As of April 27, 2008
	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Balance Sheet
Current assets	$46,683	$107,235	$45,568	$(105)	$199,381
Intercompany receivables	1,441,591	(382,547)	20,394	(1,079,438)	—
Investments in subsidiaries	162,496	—	—	(162,496)	—
Property and equipment, net	18,714	1,238,222	72,050	—	1,328,986
Other assets	70,358	368,316	7,125	—	445,799

Total assets	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

Current liabilities	$38,368	$107,672	$37,502	$(105)	$183,437
Intercompany payables	—	889,382	190,056	(1,079,438)	—
Long-term debt, less current maturities	1,491,063	5,041	1,487	—	1,497,591
Other accrued liabilities	22,399	24,670	58,057	—	105,126
Minority interest	—	—	—	—	—
Stockholders' equity	188,012	304,461	(141,965)	(162,496)	188,012

Total liabilities and stockholders' equity	$1,739,842	$1,331,226	$145,137	$(1,242,039)	$1,974,166

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of operations for the fiscal years ended April 26, 2009, April 27, 2008 and April 29, 2007 are as follows:

	For the Fiscal Year Ended April 26, 2009
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,055,695	$10,467	$—	$1,066,162
Pari-mutuel, rooms, food, beverage and other	368	247,536	10,791	(9,426)	249,269

Gross revenues	368	1,303,231	21,258	(9,426)	1,315,431
Less promotional allowances	—	(195,966)	(823)	—	(196,789)

Net revenues	368	1,107,265	20,435	(9,426)	1,118,642
Operating expenses:
Casino	—	151,658	2,880	—	154,538
Gaming taxes	—	269,954	928	—	270,882
Pari-mutuel, rooms, food, beverage and other	47,098	381,787	19,706	(9,426)	439,165
Management fee expense (revenue)	(30,885)	39,665	(8,780)	—	—
Depreciation and amortization	4,853	116,982	622	—	122,457

Total operating expenses	21,066	960,046	15,356	(9,426)	987,042

Operating income (loss)	(20,698)	147,219	5,079	—	131,600
Interest expense, net	(7,911)	(70,153)	(11,889)	—	(89,953)
Gain on extinguishment of debt	57,693	—	—	—	57,693
Equity in income (loss) of subsidiaries	39,231	—	—	(39,231)	—

Income (loss) from continuing operations
before income taxes and minority interest	68,315	77,066	(6,810)	(39,231)	99,340
Income tax (provision) benefit	(8,917)	(29,582)	(1,443)	—	(39,942)
Minority interest	—	—	—	—	—

Income (loss) from continuining operations	59,398	47,484	(8,253)	(39,231)	59,398

Income (loss) from discontinued operations,net of tax	—	—	(15,823)	—	(15,823)
Equity in income (loss) of discontinued operations	(15,823)	—	—	15,823	—

Income (loss) from discontinued operations,net of tax	(15,823)	—	(15,823)	15,823	(15,823)

Net income (loss)	$43,575	$47,484	$(24,076)	$(23,408)	$43,575

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18.    Consolidating Condensed Financial Information

	For the Fiscal Year Ended April 27, 2008
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,092,292	$14,954	$—	$1,107,246
Pari-mutuel, rooms, food, beverage and other	359	199,582	14,450	(13,015)	201,376

Gross revenues	359	1,291,874	29,404	(13,015)	1,308,622
Less promotional allowances	—	(200,141)	(791)	—	(200,932)

Net revenues	359	1,091,733	28,613	(13,015)	1,107,690
Operating expenses:
Casino	—	150,925	3,338	—	154,263
Gaming taxes	—	285,444	1,302	—	286,746
Pari-mutuel, rooms, food, beverage and other	55,466	409,426	21,537	(13,015)	473,414
Management fee expense (revenue)	(29,886)	37,635	(7,749)	—	—
Depreciation and amortization	5,089	123,264	591	—	128,944

Total operating expenses	30,669	1,006,694	19,019	(13,015)	1,043,367

Operating income (loss)	(30,310)	85,039	9,594	—	64,323
Interest expense, net	(25,196)	(71,037)	(7,300)	—	(103,533)
Loss on extinguishment of debt	(13,660)	(1,614)	—	—	(15,274)
Equity in income (loss) of subsidiaries	3,369	—	—	(3,369)	—

Income (loss) from continuing operations before income taxes and minority interest	(65,797)	12,388	2,294	(3,369)	(54,484)
Income tax (provision) benefit	27,733	(1,094)	(5,351)	—	21,288
Minority interest	—	(4,868)	—	—	(4,868)

Income (loss) from continuing operations	(38,064)	6,426	(3,057)	(3,369)	(38,064)

Income (loss) from discontinued operations, net of taxes	—	—	(58,810)	—	(58,810)
Equity in income (loss) of discontinued operations	(58,810)	—	—	58,810	—

Income (loss) from discontinued operations, net of taxes	(58,810)	—	(58,810)	58,810	(58,810)

Net income (loss)	$(96,874)	$6,426	$(61,867)	$55,441	$(96,874)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18.    Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 29, 2007
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$991,399	$16,124	$—	$1,007,523
Pari-mutuel, rooms, food, beverage and other	94	196,578	17,020	(14,255)	199,437

Gross revenues	94	1,187,977	33,144	(14,255)	1,206,960
Less promotional allowances	—	(213,624)	(841)	—	(214,465)

Net revenues	94	974,353	32,303	(14,255)	992,495
Operating expenses:
Casino	—	153,286	3,210	—	156,496
Gaming taxes	—	213,715	(3,744)	—	209,971
Pari-mutuel, rooms, food, beverage and other	51,491	387,093	31,043	(13,122)	456,505
Management fee expense (revenue)	(31,350)	37,585	(6,235)	—	—
Depreciation and amortization	1,955	94,268	775	—	96,998

Total operating expenses	22,096	885,947	25,049	(13,122)	919,970

Operating income (loss)	(22,002)	88,406	7,254	(1,133)	72,525
Interest expense, net	(27,772)	(48,790)	(4,364)	—	(80,926)
Equity in income (loss) of subsidiaries	17,486	—	—	(17,486)	—

Income (loss) from continuing operations before income taxes and minority interest	(32,288)	39,616	2,890	(18,619)	(8,401)
Income tax (provision) benefit	17,482	(20,023)	(296)	—	(2,837)
Minority interest	—	—	—	(3,568)	(3,568)

Income (loss) from continuing operations	(14,806)	19,593	2,594	(22,187)	(14,806)

Income (loss) from discontinued operations, net of taxes	—	17,620	(7,451)	—	10,169
Equity in income (loss) of discontinued operations	10,169	—	—	(10,169)	—

Income (loss) from discontinued operations, net of taxes	10,169	17,620	(7,451)	(10,169)	10,169

Net income (loss)	$(4,637)	$37,213	$(4,857)	$(32,356)	$(4,637)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18.    Consolidating Condensed Financial Information

        Consolidating condensed statements of cash flows for the fiscal years ended April 26, 2009, April 27, 2008 and April 29, 2007 are as follows:

	For the Fiscal Year Ended April 26, 2009
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$10,188	$193,237	$(12,815)	$—	$190,610
Net cash provided by (used in) investing activities	138,049	(16,748)	(4,809)	(144,359)	(27,867)
Net cash provided by (used in) financing activities	(144,824)	(175,165)	18,447	144,359	(157,183)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(696)	—	(696)

Net increase (decrease) in cash and cash equivalents	3,413	1,324	127	—	4,864
Cash and cash equivalents at beginning of the period	5,363	67,540	18,887	—	91,790

Cash and cash equivalents at end of the period	$8,776	$68,864	$19,014	$—	$96,654

	For the Fiscal Year Ended April 27, 2008
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$(59,756)	$204,239	$(11,126)	$—	$133,357
Net cash provided by (used in) investing activities	(301,245)	(271,981)	(20,507)	291,287	(302,446)
Net cash provided by (used in) financing activities	283,469	49,816	30,516	(291,287)	72,514
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	251	—	251

Net increase (decrease) in cash and cash equivalents	(77,532)	(17,926)	(866)	—	(96,324)
Cash and cash equivalents at beginning of the period	82,895	85,466	19,753	—	188,114

Cash and cash equivalents at end of the period	$5,363	$67,540	$18,887	$—	$91,790

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18.    Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 29, 2007
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$(382)	$79,308	$(8,031)	$—	$70,895
Net cash provided by (used in) investing activities	16,105	(149,463)	(118,495)	54,582	(197,271)
Net cash provided by (used in) financing activities	37,980	72,887	137,253	(54,582)	193,538
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(97)	—	(97)

Net increase (decrease) in cash and cash equivalents	53,703	2,732	10,630	—	67,065
Cash and cash equivalents at beginning of the period	29,192	82,734	9,123	—	121,049

Cash and cash equivalents at end of the period	$82,895	$85,466	$19,753	$—	$188,114

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19.    Selected Quarterly Financial Information (unaudited)

        Our selected quarterly financial information has included reclassifications for amounts show in our previously filed reports on Forms 10-Q to reflect the discontinued operations presentation for our UK casino properties.

	Fiscal Quarters Ended
	July 27, 2008	October 26, 2008	January 25, 2009	April 26, 2009
Net revenues	$277,395	$249,576	$304,452	$287,219
Operating income	21,426	5,768	101,344	3,062
Income (loss) from continuing operations	(2,640)	(10,670)	47,924	24,784
Income (loss) from discontinued operations, net of income taxes	(986)	(2,830)	(1,811)	(10,196)
Net income (loss)	(3,626)	(13,500)	46,113	14,588
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.09)	$(0.34)	$1.51	$0.78
Income (loss) from discontinued operations, net of income taxes	(0.03)	(0.09)	(0.06)	(0.32)

Net income (loss)	$(0.12)	$(0.43)	$1.45	$0.46

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.09)	$(0.34)	$1.51	$0.78
Income (loss) from discontinued operations, net of income taxes	(0.03)	(0.09)	(0.06)	(0.32)

Net income (loss)	$(0.12)	$(0.43)	$1.45	$0.46

Weighted average basic and dilutive shares	30,866,687	31,171,903	31,765,365	31,770,653

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19.    Selected Quarterly Financial Information (unaudited) (Continued)

	Fiscal Quarters Ended
	July 29, 2007	October 28, 2007	January 27, 2008	April 27, 2008
Net revenues	$275,653	$275,184	$264,229	$292,624
Operating income	22,974	8,853	11,656	20,840
Income (loss) from continuing operations	(4,129)	(19,058)	(8,861)	(6,016)
Income (loss) from discontinued operations, net of income taxes	(2,986)	(5,577)	(4,988)	(45,259)
Net income (loss)	(7,115)	(24,635)	(13,849)	(51,275)
Earnings (loss) per common share basic and diluted:
Income (loss) from continuing operations	$(0.14)	$(0.62)	$(0.29)	$(0.20)
Income (loss) from discontinued operations, net of income taxes	(0.09)	(0.18)	(0.16)	(1.46)

Net income (loss)	$(0.23)	$(0.80)	$(0.45)	$(1.66)

Weighted average basic and dilutive shares	30,417,036	30,726,768	30,836,139	30,845,436

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19.    Selected Quarterly Financial Information (unaudited) (Continued)

        Our continuing operations include new casino operations in Pompano and Waterloo in April 2007 and June 2007, respectively. We acquired our casino operations in Caruthersville in June 2007.

        A summary of certain revenues and expenses from our continuing operations impacting our quarterly financial results is as follows:

	Fiscal Quarters Ended
	July 27, 2008	October 26, 2008	January 25, 2009	April 26, 2009
(Expense) Revenue:
Hurricane and other insurance recoveries	$—	$—	$92,179	$3,030
Valuation charges	(6,000)	—	—	(30,125)
Gain on early extinguishment of debt	—	—	—	57,693

	Fiscal Quarters Ended
	July 29, 2007	October 28, 2007	January 27, 2008	April 27, 2008
(Expense) Revenue:
Hurricane and other insurance recoveries	$348	$—	$1,757	$—
Valuation charges	—	(6,526)	—	—
Preopening	(3,330)	(324)	—	—
(Loss) on early extinguishment of debt	(2,192)	(11,468)	—	(1,614)

        Hurricane and other Insurance Recoveries—Reflect receipts relating to property and business interruption claims. During the third quarter of fiscal year 2009 we received our final settlement of Hurricane Katrina claim.

        Valuation Charges—During the fourth quarter of 2009 our valuation charges included $18,269 in goodwill and intangible asset impairment at our Black Hawk, Colorado property as a result of our annual valuation review required under SFAS 142 and $11,856 to write-off construction in progress at our Biloxi property. During the second quarter of fiscal year 2008, we recorded $6,526 of charges primarily related to costs previously capitalized in connection with a proposed project in west Harrison County, Mississippi and the write-off of construction projects in Davenport, Iowa and Kansas City, Missouri.

        Preopening Expense—Were incurred prior to the opening of our casinos in Pompano and Waterloo.

        Gain (loss) on Extinguishment of Debt—During the fourth quarter of fiscal year 2009, we retired $142,725 of our Senior Subordinated Notes, through a tender offer, for $82,773 from our available cash and cash equivalents. After expenses related to the elimination of deferred finance costs and transactions costs, we recognized a pretax gain of $57,892 during fiscal year 2009. During the fourth quarter of fiscal year 2009, we permanently repaid $35,000 of our variable rate term loans under our 2007 Credit facility with proceeds from our hurricane insurance settlement resulting in a loss on early extinguishment of debt of $199 due to the write-off of deferred financing cost.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19.    Selected Quarterly Financial Information (unaudited) (Continued)

        During fiscal year 2008, we extinguished our 9% Subordinated Notes and Black Hawk Credit Facility, and we refinanced our previous credit facility.

        Discontinued Operations—The fiscal quarter ended April 26, 2009 includes losses of $13,416 associated with our the sale and of our Coventry UK operations and the planned discontinuance of our other UK operations. The fiscal quarter ended April 27, 2008 includes a pretax impairment charge of $78,658 for our UK operations.

20.    Commitments and Contingencies

        Operating Leases—Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 26, 2009:

Fiscal Years Ending:
2010	$19,359
2011	19,380
2012	18,850
2013	16,551
2014	16,703
Therafter	545,841

Total minimum lease payments	$636,684

        Rent expense from continuing operations was $36,175, $39,806 and $39,388 in fiscal years 2009, 2008, and 2007, respectively. Such amounts include contingent rentals of $6,103, $9,182 and $10,208 in fiscal years 2009, 2008 and 2007, respectively.

        Legal and Regulatory Proceedings—Lady Luck Gaming Corporation (now our wholly owned subsidiary) and several joint venture partners have been defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action.

        In the Civil Court lawsuit, the Civil Court of First Instance ruled in our favor and dismissed the lawsuit in 2001. Greece appealed to the Civil Appeal Court and, in 2003, the Court rejected the appeal. Greece then appealed to the Civil Supreme Court and, in 2007, the Supreme Court ruled that the matter was not properly before the Civil Courts and should be before the Administrative Court.

        In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20.    Commitments and Contingencies (Continued)

rejected Greece's appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has not yet been scheduled.

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 26, 2009, we have accrued an estimated liability including interest of $9,760.

        We are subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to businesses generally, and are subject to cleanup requirements at certain of our facilities as a result thereof. We have not made, and do not anticipate making material expenditures, nor do we anticipate incurring delays with respect to environmental remediation or protection. However, in part because our present and future development sites have, in some cases, been used as manufacturing facilities or other facilities that generate materials that are required to be remediated under environmental laws and regulations, there can be no guarantee that additional pre-existing conditions will not be discovered and we will not experience material liabilities or delays.

        We are subject to various contingencies and litigation matters and have a number of unresolved claims. Although the ultimate liability of these contingencies, this litigation and these claims cannot be determined at this time, we believe they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ISLE OF CAPRI CASINOS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Accounts Receivable Reserve
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Period
Year Ended April 26, 2009	$4,258	$973	$(125)	$5,106
Year Ended April 27, 2008	4,335	3,407	(3,484)	4,258
Year Ended April 29, 2007	1,909	2,716	(290)	4,335

Other Receivables Reserve
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Period
Year Ended April 26, 2009	$3,194	$—	$—	$3,194
Year Ended April 27, 2008	3,194	—	—	3,194
Year Ended April 29, 2007	2,345	1,000	(151)	3,194

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of April 26, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 26, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of April 26, 2009, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which is included in Item 8.

        Changes in Internal Controls over Financial Reporting—There have been no changes in our internal controls over financial reporting during the quarter ended April 26, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting, other than the remediation of the material weakness discussed below.

        Inherent Limitations on Effectiveness of Controls—Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

  (b)
  The exhibits listed on the "Index to Exhibits" are filed with this report or incorporated by reference as set forth below.

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

ISLE OF CAPRI CASINOS, INC.
Dated: June 24, 2009	By:	/s/ JAMES B. PERRY James B. Perry, Chief Executive Officer, Executive Vice Chairman and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 24, 2009	/s/ JAMES B. PERRY James B. Perry, Chief Executive Officer, Executive Vice Chairman of the Board and Director (Principal Executive Officer)
Dated: June 24, 2009	/s/ DALE R. BLACK Dale R. Black, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 24, 2009	/s/ BERNARD GOLDSTEIN Bernard Goldstein, Chairman of the Board and Director
Dated: June 24, 2009	/s/ ROBERT S. GOLDSTEIN Robert S. Goldstein, Vice Chairman of the Board and Director
Dated: June 24, 2009	/s/ ALAN J. GLAZER Alan J. Glazer, Director
Dated: June 24, 2009	/s/ LEE WIELANSKY Lee Wielansky, Director
Dated: June 24, 2009	/s/ W. RANDOLPH BAKER W. Randolph Baker, Director

Dated: June 24, 2009	/s/ JEFFREY D. GOLDSTEIN Jeffrey D. Goldstein, Director
Dated: June 24, 2009	/s/ JOHN BRACKENBURY John Brackenbury, Director
Dated: June 24, 2009	/s/ SHAUN R. HAYES Shaun R. Hayes, Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1A	Certificate of Incorporation of Casino America, Inc. (Incorporated by reference to the Registration Statement on Form S-1 filed September 3, 1993)
3.1B	Amendment to Certificate of Incorporation of Casino America, Inc. (Incorporated by reference to the Proxy Statement for the fiscal year ended April 26, 1998)
3.2A	By-laws of Casino America, Inc. (Incorporated by reference to the Registration Statement on Form S-1 filed September 3, 1993)
3.2B	Amendment to By-laws of Casino America, Inc., dated February 7, 1997 (Incorporated by reference to Exhibit 3.2A to the Annual Report on Form 10-K filed on July 28, 1997)
4.1
Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed on May 12, 2004)
4.2
Registration Rights Agreement, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc. and CIBC World Markets Corp. on behalf of themselves and as representatives of the other initial purchasers (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed on May 12, 2004)
10.1†	Amended Casino America, Inc. 1993 Stock Option Plan (Incorporated by reference to the Proxy Statement filed on August 25, 1997)
10.2†	Amended and Restated Isle of Capri Casinos, Inc. 2000 Long-Term Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed on August 27, 2007)
10.3†	Isle of Capri Casinos, Inc. Deferred Bonus Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)
10.4†*	Isle of Capri Casinos, Inc. Deferred Bonus Plan Code Section 409A Compliance Amendment
10.5†*	Isle of Capri Casinos, Inc.'s Amended and Restated Deferred Compensation Plan
10.6†*	Isle of Capri Casino, Inc. Amended and Restated Deferred Compensation Plan Adoption Agreement
10.7†	Letter of Stock Option and Compensation Committee dated November 1, 2008 (Incorporated by reference to Exhibit 99.1 to the 8-K filed on November 6, 2008)
10.8†	Isle of Capri Casinos, Inc.'s 2005 Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Quarterly Report Form 10-Q filed on March 1, 2005)
10.9†*	Isle of Capri Casinos, Inc. Non-employee Director Deferred Compensation Plan
10.10†*	Isle of Capri Casinos, Inc. Medical Expense Reimbursement Plan (MERP)
10.11†	Isle of Capri Casinos, Inc. Master retirement Plan (Incorporated by reference to Exhibit 10.26 to the Annual Report of From 10-K filed on July 6, 2005)
10.11†
Employment Agreement, dated January 13, 2006, between Isle of Capri Casinos, Inc. and Donn R. Mitchell II (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on January 19, 2006).

EXHIBIT NUMBER	DESCRIPTION
10.12†	Employment Agreement, dated as of July 16, 2007, between Isle of Capri Casinos, Inc. and Virginia McDowell (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2007)
10.13†
Employment Agreement dated as of December 3, 2007, between Isle of Capri Casinos, Inc. and Dale R. Black (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2007)
10.14†
Employment Agreement, dated as of March 4, 2008, between Isle of Capri Casinos, Inc. and James B. Perry (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2008)
10.15†
Employment Agreement, dated as of July 1, 2008, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on July 11, 2008)
10.16†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—James B. Perry (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on March 6, 2009)
10.17†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Virginia M. McDowell (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on March 6, 2009)
10.18†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Dale R. Black (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on March 6, 2009)
10.19†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on March 6, 2009)
10.20†	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on July 11, 2008)
10.21†	Form Stock Option Award Agreement (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on July 11, 2008)
10.22†*	Form of Restricted Stock Award Agreement
10.23
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
10.25
Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

EXHIBIT NUMBER	DESCRIPTION
10.26	Addendum to Lease Agreement, dated August 1, 1992, between the City of Biloxi, Mississippi, Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)
10.27
Second Addendum to Lease, dated April 9, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)
10.28
Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)
10.29
Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)
10.30
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
10.33
Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)
10.34
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

EXHIBIT NUMBER	DESCRIPTION
10.36	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to an Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)
10.37
Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)
10.38
Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.46 to the Annual Report on Form 10-K filed on July 28, 2000)
10.39
Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.47 to the Annual Report on Form 10-K filed on July 28, 2000)
10.40
Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997. (Incorporated by reference to an Exhibit 10.40 to the Annual Report on Form 10-K filed on July 11, 2008)
10.41
Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999. (Incorporated by reference to an Exhibit 10.41 to the Annual Report on Form 10-K filed on July 11, 2008)
10.42
Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001. (Incorporated by reference to an Exhibit 10.42 to the Annual Report on Form 10-K filed on July 11, 2008)
10.43
Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001. (Incorporated by reference to an Exhibit 10.43 to the Annual Report on Form 10-K filed on July 11, 2008)
10.44*	Amended and Restated lease Agreement by and between the Port Authority of Kansas City, Missouri ("Landlord") and Tenant dated as of August 21, 1995
10.45*	First Amendment to amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri ("Landlord") and Tenant dated as of October 31, 1995
10.46*	Second Amendment to amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri ("Landlord") and Tenant dated as of June 10, 1996
10.47
Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000. (Incorporated by reference to an Exhibit 10.44 to the Annual Report on Form 10-K filed on July 11, 2008)

EXHIBIT NUMBER	DESCRIPTION
10.48	Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of August 15, 1995. (Incorporated by reference to an Exhibit 10.45 to the Annual Report on Form 10-K filed on July 11, 2008)
10.49
Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 4, 1996. (Incorporated by reference to an Exhibit 10.46 to the Annual Report on Form 10-K filed on July 11, 2008)
10.50
Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of March 21, 2003.(Incorporated by reference to an Exhibit 10.47 to the Annual Report on Form 10-K filed on July 11, 2008)
10.51
Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003. (Incorporated by reference to an Exhibit 10.48 to the Annual Report on Form 10-K filed on July 11, 2008)
10.52
Operator's Contract dated August 11, 1994; as amended by: (i) Amendment to Operator's Contract dated August 15, 1998; and (ii) Second Amendment to Operator's Contract dated June 30, 2004 (Bettendorf) (Incorporated by reference to an Exhibit 10.38 to the Annual Report on Form 10-K filed on July 30, 2007)
10.53†	Allan B. Solomon Retirement Agreement dated October 31, 2008 (Incorporated by reference to Exhibit 99.1 to the 8-K filed on November 4, 2008)
10.54†	Allan B. Solomon Consulting Agreement dated October 31, 2008 (Incorporated by reference to Exhibit 99.2 to the 8-K filed on November 4, 2008)
21.1*	Significant Subsidiaries of Isle of Capri Casinos, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1*	Description of Governmental Regulation.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement.