Form 10-Q
period 2009-07-26
ISLE OF CAPRI CASINOS INC
filed 2009-09-01
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 31, 2009, the Company had a total of 32,286,855 shares of Common Stock outstanding (which excludes 4,327,623 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 26,	April 26,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,784	$96,654
Marketable securities	18,644	17,548
Accounts receivable, net	7,746	11,935
Income taxes receivable	5,473	7,744
Deferred income taxes	16,295	16,295
Prepaid expenses and other assets	36,157	23,234
Assets held for sale	4,557	4,183
Total current assets	193,656	177,593
Property and equipment, net	1,155,156	1,177,540
Other assets:
Goodwill	313,136	313,136
Other intangible assets, net	82,610	83,588
Deferred financing costs, net	8,721	9,314
Restricted cash	2,774	2,774
Prepaid deposits and other	18,482	18,717
Total assets	$1,774,535	$1,782,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,808	$9,688
Accounts payable	18,532	16,246
Accrued liabilities:
Interest	14,771	9,280
Payroll and related	45,159	47,209
Property and other taxes	36,626	31,487
Other	48,688	52,195
Liabilities related to assets held for sale	2,173	1,888
Total current liabilities	175,757	167,993
Long-term debt, less current maturities	1,270,059	1,291,384
Deferred income taxes	27,758	24,970
Other accrued liabilities	50,899	52,575
Other long-term liabilities	17,563	17,314
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 36,614,478 at July 26, 2009 and 36,111,089 at April 26, 2009	366	361
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	194,845	193,827
Retained earnings	102,733	101,828
Accumulated other comprehensive (loss) income	(13,313)	(15,191)
	284,631	280,825
Treasury stock, 4,327,623 shares at July 26, 2009 and 4,340,436 shares at April 26, 2009	(52,132)	(52,399)
Total stockholders’ equity	232,499	228,426
Total liabilities and stockholders’ equity	$1,774,535	$1,782,662

See notes to unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	July 26,	July 27,
	2009	2008
Revenues:
Casino	$263,956	$276,786
Rooms	12,261	13,706
Pari-mutuel, food, beverage and other	34,870	36,547
Gross revenues	311,087	327,039
Less promotional allowances	(51,145)	(49,644)
Net revenues	259,942	277,395
Operating expenses:
Casino	39,994	38,541
Gaming taxes	66,428	70,658
Rooms	2,981	3,389
Pari-mutuel, food, beverage and other	11,158	13,661
Marine and facilities	15,954	16,470
Marketing and administrative	65,117	65,354
Corporate and development	9,945	10,330
Valuation charges	—	6,000
Depreciation and amortization	28,829	31,566
Total operating expenses	240,406	255,969
Operating income	19,536	21,426
Interest expense	(18,347)	(23,897)
Interest income	369	446

Income (loss) from continuing operations before income taxes	1,558	(2,025)
Income tax provision	(767)	(615)
Income (loss) from continuing operations	791	(2,640)
Income (loss) from discontinued operations, net of income taxes	114	(986)
Net income (loss)	$905	$(3,626)

Income (loss) per common share-basic and dilutive:
Income (loss) from continuing operations	$0.02	$(0.09)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.03)
Net income (loss)	$0.03	$(0.12)

Weighted average basic shares	31,799,100	30,866,687
Weighted average diluted shares	31,855,101	30,866,687

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accum.
					Other
					Compre-
	Shares of		Additional		hensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 26, 2009	36,111,089	$361	$193,827	$101,828	$(15,191)	$(52,399)	$228,426
Net income	—	—	—	905	—	—	905
Unrealized gain on interest rate swap contracts net of income tax provision of $860	—	—	—	—	1,437	—	1,437
Foreign currency translation adjustments	—	—	—	—	441	—	441
Comprehensive loss	—	—	—	—	—	—	2,783
Issuance of restricted stock, net of forfeitures	502,889	5	(5)	—	—	—	—
Exercise of stock options	500	—	3	—	—	—	3
Issuance of deferred bonus shares from treasury stock	—	—	(267)	—	—	267	—
Stock compensation expense	—	—	1,263	—	—	—	1,263
Other	—	—	24	—	—	—	24
Balance, July 26, 2009	36,614,478	$366	$194,845	$102,733	$(13,313)	$(52,132)	$232,499

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	July 26,	July 27,
	2009	2008
Operating activities:
Net income (loss)	$905	$(3,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,829	32,739
Amortization of deferred financing costs	593	640
Valuation charges	—	5,000
Deferred income taxes	1,930	—
Stock compensation expense	1,263	2,720
Deferred compensation expense	24	48
Loss (gain) on disposal of assets	23	(66)
Changes in operating assets and liabilities, net of dispositions:
Purchases of trading securities	(1,096)	(1,324)
Accounts receivable	2,872	1,433
Income tax receivable	2,271	(289)
Prepaid expenses and other assets	(10,637)	(6,898)
Accounts payable and accrued liabilities	11,031	6,007
Net cash provided by operating activities	38,008	36,384

Investing activities:
Purchase of property and equipment	(4,382)	(8,201)
Payments towards gaming license	(4,000)	(4,000)
Decrease in restricted cash	(209)	1,704
Net cash used in investing activities	(8,591)	(10,497)

Financing activities:
Principal payments on debt	(2,317)	(2,398)
Net payments on line of credit	(19,000)	(4,917)
Net cash used in financing activities	(21,317)	(7,315)

Effect of foreign currency exchange rates on cash	30	100

Net increase in cash and cash equivalents	8,130	18,672
Cash and cash equivalents, beginning of period	96,654	91,790
Cash and cash equivalents, end of the period	$104,784	$110,462

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate thirteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida. Our international gaming interests include wholly owned casinos in Freeport, Grand Bahamas and our discontinued operations in Coventry, England and in Dudley and Wolverhampton, England.

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying interim consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 26, 2009 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2010 and 2009 are both 52-week years, which commenced on April 27, 2009 and April 28, 2008, respectively.

Discontinued operations include our remaining casino operations in England held for sale and our formerly wholly owned casino in Coventry, England sold in fiscal year 2009.

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

The Company evaluated all subsequent events through September 1, 2009, which is the date that the consolidated financial statements were issued. No material subsequent events have occurred since July 26, 2009 that required recognition or disclosure in the consolidated financial statements.

Recently Issued Accounting Standards - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, requires noncontrolling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to the noncontrolling interests. We adopted SFAS 160 as of April 27, 2009, as required. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 as of April 27, 2009, as required. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under SFAS 165, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS 165 as of April 27, 2009, as required. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. We are currently determining the impact of SFAS 168 on our consolidated financial statements.

3.  Discontinued Operations

Discontinued operations include the results of our former casino property in Coventry, England, which was sold on April 23, 2009, and our Blue Chip casino properties in England, which are currently classified as held for sale.

The assets held for sale and liabilities related to assets held for sale are as follows:

	July 26,	April 26,
	2009	2009
Current assets:
Accounts receivable, net	$155	$260
Prepaid expenses and other assets	179	146
Total current assets	334	406
Property and equipment, net	4,223	3,777
Total assets	4,557	4,183
Current liabilities:
Accounts payable	612	540
Other accrued liabilities	1,561	1,348
Total current liabilities	2,173	1,888
Net assets	$2,384	$2,295

The results of our discontinued operations are summarized as follows:

	Three Months Ended
	July 26,	July 27,
	2009	2008
Net revenues	$1,440	$4,910
Pretax income (loss) from discontinued operations	182	(3,435)
Income tax benefit (provision) from discontinued operations	(68)	2,449
Income (loss) from discontinued operations	114	(986)

Net interest expense of $1 and $648 for the first quarters ended July 26, 2009 and July 27, 2008, respectively, has been allocated to discontinued operations and was based on long-term debt and other long-term obligations specific to our UK operations as our UK entities are not guarantors under our senior secured credit facility.

4.  Long-Term Debt

Long-term debt consists of the following:

	July 26,	April 26,
	2009	2009
Senior Secured Credit Facilities:
July 2007 Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$93,000	$112,000
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	823,552	825,651

Senior Subordinated Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	6,040	6,146
	1,279,867	1,301,072
Less current maturities	9,808	9,688
Long-term debt	$1,270,059	$1,291,384

July 2007 Credit Facility - During 2007, we entered into a $1,350,000 senior secured credit facility (“Credit Facility”), which is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant domestic subsidiaries. This Credit Facility consists of a $475,000 five-year revolving line of credit and an $875,000 term loan facility.

Our net line of credit availability at July 26, 2009 is approximately $364,000, after consideration of $17,934 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.5% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the three months ended July 26, 2009 and July 27, 2008 were 4.43% and 5.61%, respectively.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We are in compliance with the covenants as of July 26, 2009.

7% Senior Subordinated Notes - Our 7% Senior Subordinated Notes are due 2014 (“7% Senior Subordinated Notes”) and are guaranteed, on a joint and several basis, by all of our significant domestic subsidiaries and certain other subsidiaries as described in Note 12.  All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all senior indebtedness. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

The indenture governing the 7% Senior Subordinated Notes limits, among other things, our ability and our restricted subsidiaries’ ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase stock. The indenture also limits our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

5.  Common Stock

Earnings per Share of Common Stock - The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	July 26,	July 27,
	2009	2008
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$791	$(2,640)
Income (loss) from discontinued operations	114	(986)

Net income (loss)	$905	$(3,626)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	31,779,100	30,866,687
Effect of dilutive securities Employee stock options	76,001	—
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	31,855,101	30,866,687

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.09)
Income (loss) from discontinued operations	0.01	(0.03)
Net income (loss)	$0.03	$(0.12)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.09)
Income (loss) from discontinued operations	0.01	(0.03)
Net income (loss)	$0.03	$(0.12)

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Stock options representing 1,177,823 shares were excluded from the calculation of earnings per share for the three months ended July 26, 2009 as they were anti-dilutive. Due to the net loss, stock options representing 75,343 shares which are potentially dilutive, and 3,964,472 shares which were anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three month period ended July 27, 2008.

Stock Based Compensation — Under our amended and restated 2000 Long Term Incentive Plan we have issued stock options and restricted stock.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. We currently estimate our forfeiture rates at 39.6% for executives and 56.5% for optionees beneath the executive level. As of July 26, 2009, our unrecognized compensation cost for unvested stock options is $1,764 with a weighted average vesting period of 3.5 years.

Restricted Stock — During the three months ended July 26, 2009, we issued 512,375 shares of restricted common stock with a weighted average grant-date fair value of $13.03 to employees under the 2000 Long Term Incentive Plan. Restricted stock awarded to employees under annual long-term incentive grants vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Restricted stock awarded under our previous tender offer vest three years from the date of award. Our estimate of forfeitures for restricted stock for employees is 10%. No forfeiture rate is estimated for directors. As of July 26, 2009, our unrecognized compensation cost for unvested restricted stock is $10,354 with a remaining weighted average vesting period of 1.7 years.

6.  Write –Offs and Other Charges

During the three months ended July 27, 2008, we reached an agreement terminating our agreement for the potential development of a casino project in Portland, Oregon.  As a part of this agreement, we agreed to terminate our rights under a land option and pay a termination fee.  As a result of this termination, we recorded a $6,000 charge consisting of a non-cash write-off of $5,000 representing our rights under the land option and a $1,000 termination fee.  Under the terms of the agreement, we retain certain rights but no continuing obligations with regard to this development project.

7.   Fair Value Measurements

Interest Rate Swap Agreements—We have entered into various interest rate swap agreements pertaining to the Credit Facility for an aggregate notional value of $500,000 with maturity dates ranging from fiscal year 2009 to 2013 in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the Credit Facility.

These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of July 26, 2009, as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value. As July 26, 2009, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.58%.

The fair value of derivatives included in our consolidated balance sheet and change in our unrealized loss are as follows:

Type of Derivative Instrument	Balance Sheet Location	July 26, 2009	April 26, 2009	Three months ended July 26, 2009, Change in Unrealized Gain
Interest rate swap contracts	Accrued interest	$1,663	$2,258
Interest rate swap contracts	Other long-term liabilities	19,751	21,454
Total		$21,414	$23,712	$2,298

The fair value of our interest swap contracts are measured using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects our best estimate as to the inherent credit risk as of our balance sheet date. The fair value of our interest rate swap contracts as recorded in our consolidated balance sheet is recorded net of deferred income tax benefits of $8,019 and $8,879, as of July 26, 2009 and April 26, 2009, respectively.

The amount of the gain (loss) reclassified from Accumulated other comprehensive income (loss) into earnings and its location in the consolidated statements of income is as follows:

	Income	Three Months Ended
Type of Derivative Instrument	Statement Location	July 26, 2009	July 27, 2008
Interest rate swap contracts	Interest expense	$(4,485)	$(2,349)

The amount of gain (loss) recognized in Accumulated other comprehensive income (loss) is as follows:

	Three Months Ended
Type of Derivative Instrument	July 26, 2009	July 27, 2008
Interest rate swap contracts	$1,437	$2,912

A detail of Accumulated other comprehensive income (loss) is as follows:

Type of Derivative Instrument	July 26, 2009	April 26, 2009
Interest rate swap contracts	$(13,395)	$(14,832)
Foreign currency translation gain (loss)	82	(359)
	$(13,313)	$(15,191)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	July 26, 2009		April 26, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$104,784	$104,784	$96,654	$96,654
Marketable securities	18,644	18,644	17,548	17,548
Restricted cash	2,774	2,774	2,774	2,774
Notes receivable	3,000	3,000	3,000	3,000

Financial liabilities:
Revolver	$93,000	$93,000	$112,000	$112,000
Variable rate term loans	823,552	765,903	825,651	652,264
7% Senior subordinated notes	357,275	319,761	357,275	262,597
Other long-term debt	6,040	6,040	6,146	6,146
Other long-term obligations	17,563	17,563	17,314	17,314

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

8.  Income Taxes

Our effective income tax rates from continuing operations for the three months ended July 26, 2009 and July 27, 2008 were 49.2% and (30.4%), respectively. Our effective rate is based upon statutory rates applied to our income adjusted for permanent differences. Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit.

For the three months ended July 26, 2009, our income tax provision included a $230 provision recognized from interest accrued on our FIN 48 liabilities and amended returns.

9.  Supplemental Disclosures

Cash Flow — For the three months ended July 26, 2009 and July 27, 2008, we made net cash payments of interest for $12,262 and $14,834, respectively. Additionally, we received income tax refunds of $3,590 and $388 during the three months ended July 26, 2009 and July 27, 2008, respectively.

In fiscal year 2006, we obtained a gaming license for our Waterloo, Iowa property and recorded an intangible asset of $18,547.  Annual payments for the license are recorded on a yearly basis and for the three months ended July 26, 2009 and July 27, 2008, we made payments of $4,000 towards the gaming license.

For the three months ended July 26, 2009 and July 27, 2008, construction costs funded through accounts payable were $1,102 and $235, respectively.

For the three months ended July 27, 2008, we purchased property and equipment financed with a long-term obligation of $4,694.

10.  Closure of Properties due to Flooding

In connection with flooding in the Midwest during April 2008, our Natchez, Mississippi and Davenport, Iowa, properties closed for a combined total of 34 days during the three months ended July 27, 2008.

11.  Contingencies

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

In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece’s appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has not yet been scheduled.

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through July 26, 2009, we have accrued an estimated liability including interest of $9,985.

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

12.  Consolidating Condensed Financial Information

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

Consolidating condensed balance sheets as of July 26, 2009 and April 26, 2009 are as follows (in thousands):

	As of July 26, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$66,614	$88,292	$45,949	$(7,199)	$193,656
Intercompany receivables	1,066,535	(301,506)	15,240	(780,269)	—
Investments in subsidiaries	383,361	—	—	(383,361)	—
Property and equipment, net	9,140	1,137,628	8,388	—	1,155,156
Other assets	11,765	413,805	153	—	425,723
Total assets	$1,537,415	$1,338,219	$69,730	$(1,170,829)	$1,774,535

Current liabilities	$47,862	$95,212	$39,882	$(7,199)	$175,757
Intercompany payables	7,200	773,100	(31)	(780,269)	—
Long-term debt, less current maturities	1,265,427	4,429	203	—	1,270,059
Other accrued liabilities	(15,573)	107,699	4,094	—	96,220
Stockholders’ equity	232,499	357,779	25,582	(383,361)	232,499
Total liabilities and stockholders’ equity	$1,537,415	$1,338,219	$69,730	$(1,170,829)	$1,774,535

	As of April 26, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$38,145	$93,538	$46,013	$(103)	$177,593
Intercompany receivables	1,141,189	(316,376)	(33,920)	(790,893)	—
Investments in subsidiaries	337,218	—	—	(337,218)	—
Property and equipment, net	10,158	1,158,839	8,543	—	1,177,540
Other assets	12,363	415,013	153	—	427,529
Total assets	$1,539,073	$1,351,014	$20,789	$(1,128,214)	$1,782,662

Current liabilities	$40,440	$94,935	$32,721	$(103)	$167,993
Intercompany payables	—	790,563	330	(790,893)	—
Long-term debt, less current maturities	1,286,526	4,650	208	—	1,291,384
Other accrued liabilities	(16,319)	107,301	3,877	—	94,859
Stockholders’ equity	228,426	353,565	(16,347)	(337,218)	228,426
Total liabilities and stockholders’ equity	$1,539,073	$1,351,014	$20,789	$(1,128,214)	$1,782,662

Consolidating condensed statements of operations for the three months ended July 26, 2009 and July 27, 2008 are as follows (in thousands):

	For the Three Months Ended July 26, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$262,263	$1,693	$—	$263,956
Pari-mutuel, rooms, food, beverage and other	111	46,438	3,085	(2,503)	47,131
Gross revenues	111	308,701	4,778	(2,503)	311,087
Less promotional allowances	—	(51,011)	(134)	—	(51,145)
Net revenues	111	257,690	4,644	(2,503)	259,942

Operating expenses:
Casino	—	39,327	667	—	39,994
Gaming taxes	—	66,304	124	—	66,428
Other operating expenses	11,055	93,474	3,129	(2,503)	105,155
Management fee expense (revenue)	(6,686)	8,903	(2,217)	—	—
Depreciation and amortization	1,183	27,491	155	—	28,829
Total operating expenses	5,552	235,499	1,858	(2,503)	240,406

Operating income (loss)	(5,441)	22,191	2,786	—	19,536
Interest expense, net	(1,711)	(16,200)	(67)	—	(17,978)
Equity in income (loss) of subsidiaries	5,804	—	—	(5,804)	—

Income (loss) from continiuing operations before income taxes	(1,348)	5,991	2,719	(5,804)	1,558
Income tax (provision) benefit	2,139	(1,966)	(940)	—	(767)
Income (loss) from continuing operations	791	4,025	1,779	(5,804)	791

Income (loss) from discontinued operations, net of tax	—	—	114	—	114
Equity in income (loss) of discontinued operations	114	—	—	(114)	—
Income (loss) from discontinued operations, net of tax	114	—	114	(114)	114
Net income (loss)	$905	$4,025	$1,893	$(5,918)	$905

	For the Three Months Ended July 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$273,339	$3,447	$—	$276,786
Pari-mutuel, rooms, food, beverage and other	150	49,748	2,817	(2,463)	50,253
Gross revenues	150	323,087	6,264	(2,463)	327,039
Less promotional allowances	—	(49,423)	(221)	—	(49,644)
Net revenues	150	273,664	6,043	(2,463)	277,395

Operating expenses:
Casino	—	37,777	763	—	38,541
Gaming taxes	—	70,399	259	—	70,658
Other operating expenses	17,044	96,177	4,445	(2,463)	115,204
Management fee expense (revenue)	(7,475)	9,737	(2,262)	—	—
Depreciation and amortization	1,229	30,217	120	—	31,566
Total operating expenses	10,798	244,307	3,325	(2,463)	255,969

Operating income (loss)	(10,648)	29,357	2,718	—	21,426
Interest expense, net	(2,673)	(17,687)	(3,091)	—	(23,451)
Equity in income (loss) of subsidiaries	6,231	—	—	(6,231)	—

Income (loss) from continiuing operations before income taxes	(7,090)	11,670	(373)	(6,231)	(2,025)
Income tax (provision) benefit	4,450	(4,484)	(582)	—	(615)
Income (loss) from continuing operations	(2,640)	7,186	(955)	(6,231)	(2,640)

Income (loss) from discontinued operations, net of tax	—	—	(986)	—	(986)
Equity in income (loss) of discontinued operations	(986)	—	—	986	—
Income (loss) from discontinued operations, net of tax	(986)	—	(986)	986	(986)
Net income (loss)	$(3,626)	$7,186	$(1,941)	$(5,245)	$(3,626)

Consolidating condensed statements of cash flows for the three months ended July 26, 2009 and July 27, 2008 are as follows (in thousands):

	Three Months Ended July 26, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(4,497)	$37,825	$10,668	$(5,988)	$38,008
Net cash provided by (used in) investing activities	36,174	(6,286)	(541)	(37,938)	(8,591)
Net cash provided by (used in) financing activities	(21,096)	(34,481)	(9,666)	43,926	(21,317)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	30	—	30
Net increase (decrease) in cash and cash equivalents	10,581	(2,942)	491	—	8,130
Cash and cash equivalents at beginning of the period	8,776	68,864	19,014	—	96,654
Cash and cash equivalents at end of the period	$19,357	$65,922	$19,505	$—	$104,784

	Three Months Ended July 27, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(10,492)	$46,538	$338	$—	$36,384
Net cash provided by (used in) investing activities	31,823	(11,862)	(329)	(30,129)	(10,497)
Net cash provided by (used in) financing activities	(7,189)	(28,218)	(2,037)	30,129	(7,315)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	100	—	100
Net increase (decrease) in cash and cash equivalents	14,142	6,458	(1,928)	—	18,672
Cash and cash equivalents at beginning of the period	5,359	67,544	18,887	—	91,790
Cash and cash equivalents at end of the period	$19,501	$74,002	$16,959	$—	$110,462

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 26, 2009.

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. We also operate a harness racing track at our casino in Florida. Internationally we operate casinos in Dudley and Wolverhampton, England, which are classified as discontinued operations, and in Freeport, Grand Bahamas.

Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 26, 2009 and by giving consideration to the following:

Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein.

Colorado and Missouri Gaming Law Changes  — During early July 2009, gaming law changes became effective in Colorado which extended the hours of operations, expanded the types of allowable table games and increased the betting limit from $5 to $100 per bet.  During November 2008, gaming law changes became effective in Missouri which repealed the $500 loss limit. Our gaming revenues reflect the favorable impact of these changes in state gaming laws.

Write-offs and Other Charges — We recorded charges of $6.0 million during the three months ended July 27, 2008, following our agreement to terminate the development of a potential casino project in Portland, Oregon.

Corporate and Development — During Fiscal Year 2010 we awarded our long term incentive plan awards during the first quarter, as opposed to Fiscal Year 2009 when we made those awards during second quarter.  As a result, our corporate expense for the three months ended July 26, 2009 includes $2.2 million of expenses related to the cash awards under of our long-term incentive plan compared to no expense in the three months ended July 27, 2008. Additionally,  noncash stock compensation expense included in corporate expense was reduced by $1.0 million from $2.1 million for the three months ended July 27, 2008 to $1.1 million for the three months ended July 26, 2009, reflecting the impact of our October 2008 tender offer.

Flooding — As a result of flooding conditions on the Mississippi River, our Davenport and Natchez properties were closed for 20 and 14 days, respectively, during the three months ended July 27, 2008.

Discontinued Operations — Discontinued operations include the results of our Blue Chip and Coventry casino operations. Our Blue Chip casino operations are classified as discontinued operations with assets held for sale as of the end of fiscal year 2009. We continue to operate the Blue Chip casinos during the period prior to our expected sales of such assets.  Our Coventry casino operations were discontinued during the fourth quarter of fiscal year 2009.

Increased Competition - The introduction of table games and expansion of Class III gaming at competing Native American casinos, beginning July 2008, has had a negative impact on our Pompano property’s net revenues and operating results. The opening of a competing land-based facility, which replaced a riverboat operation in the Quad Cities area during December 2008, has had a negative impact on net revenues and operating results at our Bettendorf and Davenport, Iowa properties.

Revenues

Revenues for the three months ended July 26, 2009 and July 27, 2008 are as follows:

	Three Months Ended
	July 27,	July 29,		Percentage
(in thousands)	2008	2007	Variance	Variance
Revenues:
Casino	$263,956	$276,786	$(12,830)	-4.6%
Rooms	12,261	13,706	(1,445)	-10.5%
Pari-mutuel, food, beverage and other	34,870	36,547	(1,677)	-4.6%
Gross revenues	311,087	327,039	(15,952)	-4.9%
Less promotional allowances	(51,145)	(49,644)	(1,501)	3.0%
Net revenues	$259,942	$277,395	(17,453)	-6.3%

Casino Revenues - Casino revenues decreased $12.8 million, or 4.6%, for the three months ended July 26, 2009, compared to the three months ended July 27, 2008. Decreases in our casino revenues are reflective of competitive and economic conditions in our markets. The majority of the decline in our casino revenues included; Pompano $3.9 million; Quad Cities $3.0 million; Biloxi $2.6 million; Lake Charles $2.0 million; and Lucaya of $1.8 million. Our Black Hawk properties experienced an increase in casino revenues of $0.8 million as compared to the first three months of fiscal 2009, reflecting the impact of new gaming laws in early July 2009.

Rooms Revenue - Rooms revenue decreased $1.4 million, or 10.5%, for the three months ended July 26, 2009, compared to the three months ended July 27, 2008. The majority this decrease was at our Biloxi property and reflects a highly competitive market with heavily discounted hotel room rates.

Pari-mutuel, Food, Beverage and Other Revenues — Pari-mutuel, food, beverage and other revenues decreased $1.7 million, or 4.6% for the three months ended July 26, 2009, compared to the three months ended July 27, 2008. The majority of this decrease was a $1.3 million decrease in pari-mutuel revenues following our decision to reduce our number of live racing days at our Pompano property. During the three months ended July 26, 2009, we offered only simulcast wagering while during the three months ended July 27, 2008, we offered both simulcast and live race wagering. We plan to continue to hold live racing on scheduled days during the balance of our fiscal year.

Promotional Allowances - Promotional allowances increased $1.5 million, or 3.0%, for the three months ended July 26, 2009, compared to the three months ended July 27, 2008. We experienced decreased promotional allowances at our Kansas City and Boonville properties resulting from an increase in our retail play following the repeal of the loss limit and at our Bettendorf and Pompano properties reflecting reductions in gaming revenues.  However, increased promotional spending, primarily at our southern properties, in response to competition and the economy, as well as increased promotional spending at our Black Hawk properties reflecting the impact of the gaming law changes effective in early July 2009, resulted in increased year over year promotional allowances.

Operating Expenses

Operating expenses for the three months ended July 26, 2009 and July 27, 2008 are as follows:

	Three Months Ended
	July 26,	July 27,		Percentage
(in thousands)	2009	2008	Variance	Variance
Operating expenses:
Casino	$39,994	$38,541	$1,453	3.8%
Gaming taxes	66,428	70,658	(4,230)	-6.0%
Rooms	2,981	3,389	(408)	-12.0%
Pari-mutuel, food, beverage and other	11,158	13,661	(2,503)	-18.3%
Marine and facilities	15,954	16,470	(516)	-3.1%
Marketing and administrative	65,117	65,354	(237)	-0.4%
Corporate and development	9,945	10,330	(385)	-3.7%
Valuation charges	—	6,000	(6,000)	-100.0%
Depreciation and amortization	28,829	31,566	(2,737)	-8.7%
Total operating expenses	$240,406	$255,969	(15,563)	-6.1%

Casino - Casino operating expenses increased $1.4 million, or 3.8%, in the three months ended July 26, 2009, compared to the same period in the prior year. The majority of this increase in casino operating expense was incurred at our Black Hawk properties in advance of and after the effectiveness of new gaming laws.

Gaming Taxes - State and local gaming taxes decreased $4.2 million, or 6.0%, for three months ended July 26, 2009, as compared to the same period in the prior fiscal year. The effective rate for gaming taxes as a percentage of gaming revenue decreased from 25.5% to 25.2% for the three months ended July 26, 2009 as compared to the three months ended July 27, 2008, due to a decrease in the mix of gaming revenues derived from states with higher gaming tax rates, primarily Florida.

Rooms - Rooms expense decreased $0.4 million, or 12.0%, for the three months ended July 26, 2009, compared to the same period in the prior fiscal year. These expenses directly relate to the cost of providing hotel rooms. This is reflective of a 10.5% reduction in our hotel revenues.

Pari-mutuel, Food, Beverage and Other — Pari-mutuel, food, beverage and other expenses decreased $2.5 million, or 18.3%, in the three months ended July 26, 2009, compared to the same period in the prior fiscal year. The majority of this decrease is a result of our decision to not conduct live racing during the quarter ended July 26, 2009, reducing expense for pari-mutuel, food beverage and other at our Pompano property by $2.0 million.

Marine and Facilities - These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. Marine and facilities expenses decreased $0.5 million, or 3.1%, in the three months ended July 26, 2009. This decrease is primarily reflective of reductions in facility costs at our Pompano property as a result of our decision not to conduct live racing during the quarter ended July 26, 2009.

Marketing and Administrative - These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes. Marketing and administrative expenses were comparable to the prior year with a decrease of $0.2 million, or 0.4%, in the three months ended July 26, 2009, compared to the same period in the prior year.

Corporate and Development - During the three months ended July 26, 2009, our corporate and development expenses were $9.9 million compared to $10.3 million for the three months ended July 27, 2008. The three months ended July 26, 2009 included $2.2 million of expenses related to the cash awards under our long-term incentive plan compared to no expense in the three months ended July 27, 2008 as such awards were made during the first quarter of fiscal 2010 and during the second quarter of fiscal year 2009. Additionally, non-cash stock compensation expense included in corporate expense was reduced by $1.0 million from $2.1 million for the three months ended July 27, 2008 to $1.1 million for the three months ended July 26, 2009, reflecting the impact of our October 2008 tender offer.

Depreciation and Amortization - Depreciation and amortization expense for the three months ended July 26, 2009 decreased $2.7 million, as compared to the three months ended July 27, 2008, primarily due to certain of our assets becoming fully depreciated.

Other Income (Expense), Income Taxes, and Discontinued Operations

Interest expense, interest income, income tax (provision) benefit, and income (loss) from discontinued operations, net of income taxes for the three months ended July 29, 2009 and July 27, 2008 are as follows:

	Three Months Ended
	July 26,	July 27,		Percentage
(in thousands)	2009	2008	Variance	Variance

Interest expense	$(18,347)	$(23,897)	$5,550	-23.2%
Interest income	369	446	(77)	-17.3%
Income tax provision	(767)	(615)	(152)	24.7%
Income (loss) from discontinued operations, net of income taxes	114	(986)	1,100	-111.6%

Interest Expense - Interest expense decreased $5.5 million for the three months ended July 26, 2009 compared to the same period in the prior fiscal year. This decrease is primarily attributable to a lower average debt balance resulting from the pay down of $142.7 million of our senior subordinated 7% notes as a result of our tender offer and a $35.0 million repayment on our senior secured credit facility debt in February and March 2009, respectively, and a decrease in the interest rate on the variable interest rate components of our debt.

Interest Income - During the three months ended July 26, 2009 and July 27, 2008, our interest income was $0.4 million.  Invested balances and rates remained relatively unchanged.

Income Tax Provision — Our income tax provision from continuing operations and our effective income tax rate has been impacted by our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent items in relation to such estimated income or loss. Effective income tax rates were as follows:

	Three Months Ended
	July 26,	July 27,
	2009	2008
Total	49.2%	-30.4%

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the three months ended July 26, 2009, we generated $38.0 million in cash flows from operating activities compared to generating $36.4 million during the three months ended July 27, 2008. Our current year net income compared to last year’s net loss and current year cash flows from working capital changes compared to last year’s working capital usages of cash, offset year over year reductions in non cash adjustments to improve our operating cash flows by $1.6 million.

Cash Flows used in Investing Activities - During the three months ended July 26, 2009, we used $8.6 million for investing activities compared to using $10.5 million during the three months ended July 27, 2008.  Significant investing activities for the three months ended July 26, 2009 included the purchases of property and equipment of $4.4 million and payment towards our Waterloo gaming license of $4.0 million.

For the three months ended July 27, 2008, significant investing activities included the purchase of property and equipment for $8.2 million and payments towards our Waterloo gaming license of $4.0 million.

Cash Flows from Financing Activities - During the three months ended July 26, 2009 and July 27, 2008, our net cash flows from financing activities were used to repay our outstanding long term debt of $21.3 million and $7.3 million, respectively.

Availability of Cash and Additional Capital - At July 26, 2009, we had cash and cash equivalents and marketable securities of $123.4 million. As of July 26, 2009, we had $93.0 million in revolving credit and $823.5 million in term loans outstanding under the senior secured credit facility. Our net line of credit availability at July 26, 2009 was approximately $364 million.

Capital Expenditures and Development Activities - Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. Our current planned capital expenditures include $35 million in maintenance capital expenditures for the balance of fiscal year 2010.

We have also identified approximately $60 million in projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties.  The timing and amount of these capital expenditures will be determined as we gain more clarity as to improvement of economic and local market conditions, cash flows from our continuing operations and availability of cash under our senior secured credit facility.

The timing and amount of our capital expenditures is subject to the availability of cash under our senior secured credit facility, improvement in economic and local market conditions and cash flows from our continuing operations.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2009 Annual Report on Form 10-K.  There were no newly identified significant accounting estimates in the first quarter of fiscal 2010, nor were there any material changes to the critical accounting policies and estimates set forth in our 2009 Annual Report.

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

We have entered into six interest rate swap arrangements with aggregate notional value of $500.0 million as of July 26, 2009. The swap agreements effectively convert portions of the July 2007 Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2010, 2011 and 2012.  These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of July 26, 2009, as being fully effective.

We are also exposed to market risks relating to fluctuations in currency exchange rates related to our ownership interests in the UK classified as discontinued operations as of July 26, 2009. We finance a portion of our UK investments in the local currency of the UK and due to the limited scope and nature of our UK operations, our market risks are immaterial.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of July 26, 2009.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 26, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 11 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                     RISK FACTORS

There are no material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the fiscal year ended April 26, 2009.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the three months ended July 26, 2009.

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

ISLE OF CAPRI CASINOS, INC.

Dated: September 1, 2009	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.