Form 10-Q
period 2009-10-25
ISLE OF CAPRI CASINOS INC
filed 2009-12-04
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2009

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

As of December 3, 2009, the Company had a total of 32,441,491 shares of Common Stock outstanding (which excludes 4,326,242 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	October 25,	April 26,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,056	$96,654
Marketable securities	18,624	17,548
Accounts receivable, net	9,189	11,935
Income taxes receivable	2,312	7,744
Deferred income taxes	16,295	16,295
Prepaid expenses and other assets	32,908	23,234
Assets held for sale	4,525	4,183
Total current assets	159,909	177,593
Property and equipment, net	1,137,534	1,177,540
Other assets:
Goodwill	313,136	313,136
Other intangible assets, net	81,631	83,588
Deferred financing costs, net	8,150	9,314
Restricted cash	2,774	2,774
Prepaid deposits and other	23,219	18,717
Total assets	$1,726,353	$1,782,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,806	$9,688
Accounts payable	20,307	16,246
Accrued liabilities:
Interest	14,933	9,280
Payroll and related	43,712	47,209
Property and other taxes	36,914	31,487
Other	44,411	52,195
Liabilities related to assets held for sale	2,177	1,888
Total current liabilities	172,260	167,993
Long-term debt, less current maturities	1,228,919	1,291,384
Deferred income taxes	27,043	24,970
Other accrued liabilities	42,255	52,575
Other long-term liabilities	17,242	17,314
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 36,753,733 at October 25, 2009 and 36,111,089 at April 26, 2009	367	361
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	197,877	193,827
Retained earnings	104,295	101,828
Accumulated other comprehensive (loss) income	(11,798)	(15,191)
	290,741	280,825
Treasury stock, 4,326,242 shares at October 25, 2009 and 4,340,436 shares at April 26, 2009	(52,107)	(52,399)
Total stockholders’ equity	238,634	228,426
Total liabilities and stockholders’ equity	$1,726,353	$1,782,662

See notes to unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2009	2008	2009	2008
Revenues:
Casino	$252,192	$251,828	$516,148	$528,614
Rooms	11,803	12,774	24,064	26,480
Pari-mutuel, food, beverage and other	33,786	32,981	68,656	69,528
Gross revenues	297,781	297,583	608,868	624,622
Less promotional allowances	(50,415)	(48,005)	(101,560)	(97,649)
Net revenues	247,366	249,578	507,308	526,973
Operating expenses:
Casino	40,289	37,791	80,283	76,332
Gaming taxes	64,509	63,318	130,937	133,976
Rooms	2,766	3,193	5,747	6,582
Pari-mutuel, food, beverage and other	11,569	12,473	22,727	26,134
Marine and facilities	16,417	17,027	32,371	33,497
Marketing and administrative	64,947	65,872	130,064	131,226
Corporate and development	12,340	13,201	22,285	23,531
Expense recoveries and other charges	(6,762)	—	(6,762)	6,000
Depreciation and amortization	28,437	30,935	57,266	62,501
Total operating expenses	234,512	243,810	474,918	499,779
Operating income	12,854	5,768	32,390	27,194
Interest expense	(17,883)	(24,225)	(36,230)	(48,122)
Interest income	400	450	769	896

Loss from continuing operations before income taxes	(4,629)	(18,007)	(3,071)	(20,032)
Income tax benefit	6,411	7,337	5,644	6,722
Income (loss) from continuing operations	1,782	(10,670)	2,573	(13,310)
Loss from discontinued operations, net of income taxes	(220)	(2,830)	(106)	(3,816)
Net income (loss)	$1,562	$(13,500)	$2,467	$(17,126)

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$0.06	$(0.34)	$0.08	$(0.43)
Loss from discontinued operations, net of income taxes	(0.01)	(0.09)	—	(0.12)
Net income (loss)	$0.05	$(0.43)	$0.08	$(0.55)

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$0.06	$(0.34)	$0.08	$(0.43)
Loss from discontinued operatons, net of income taxes	(0.01)	(0.09)	—	(0.12)
Net income (loss)	$0.05	$(0.43)	$0.08	$(0.55)

Weighted average basic shares	32,319,789	31,171,903	32,049,444	31,019,289
Weighted average diluted shares	32,511,462	31,171,903	32,251,102	31,019,289

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 26, 2009	36,111,089	$361	$193,827	$101,828	$(15,191)	$(52,399)	$228,426
Net income	—	—	—	2,467	—	—	2,467
Unrealized gain on interest rate swap contracts net of income taxes of $1,782	—	—	—	—	2,977	—	2,977
Foreign currency translation adjustments	—	—	—	—	416	—	416
Comprehensive income							5,860
Issuance of restricted stock, net of forfeitures	625,042	6	(6)	—	—	—	—
Exercise of stock options	17,602	—	178	—	—	—	178
Issuance of deferred bonus shares from treasury stock	—	—	(292)	—	—	292	—
Stock compensation expense	—	—	4,108	—	—	—	4,108
Other	—	—	62	—	—	—	62
Balance, October 25, 2009	36,753,733	$367	$197,877	$104,295	$(11,798)	$(52,107)	$238,634

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	October 25,	October 26,
	2009	2008
Operating activities:
Net income (loss)	$2,467	$(17,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,266	65,007
Amortization of deferred financing costs	1,164	1,279
Expense recoveries and other charges	(6,762)	5,000
Deferred income taxes	292	—
Stock compensation expense	4,108	6,475
Deferred compensation expense	48	(47)
Loss (gain) on disposal of assets	61	(214)
Changes in operating assets and liabilities, net of dispositions:
Purchases of trading securities	(1,076)	(694)
Accounts receivable	3,083	6,310
Income tax receivable	5,432	(8,876)
Prepaid expenses and other assets	(7,413)	(6,799)
Accounts payable and accrued liabilities	2,053	(1,518)
Net cash provided by operating activities	60,723	48,797

Investing activities:
Purchase of property and equipment	(15,269)	(30,808)
Payments towards gaming license	(4,000)	(4,000)
Decrease in restricted cash	189	1,841
Net cash used in investing activities	(19,080)	(32,967)

Financing activities:
Principal payments on debt	(4,454)	(5,180)
Net payments on line of credit	(58,000)	(16,552)
Proceeds from exercise of stock options	178	110
Net cash used in financing activities	(62,276)	(21,622)

Effect of foreign currency exchange rates on cash	35	(501)

Net decrease in cash and cash equivalents	(20,598)	(6,293)
Cash and cash equivalents, beginning of period	96,654	91,790
Cash and cash equivalents, end of period	$76,056	$85,497

See notes to the unaudited consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate thirteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida. Our international gaming interests include wholly owned casinos in Freeport, Grand Bahamas and in Dudley and Wolverhampton, England.

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying interim consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 26, 2009 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

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

The Company evaluated all subsequent events through December 3, 2009, which is the date that the consolidated financial statements were issued. We completed the exit from our casino property in Freeport, Grand Bahamas during November 2009, and as a result, this operation will be reclassified to discontinued operations in subsequent consolidated financial statements.  In addition, we completed the sale of our Dudley and Wolverhampton, England casinos on November 30, 2009, which were classified as held for sale in the accompanying consolidated balance sheets and are included as discontinued operations in the accompanying consolidated statements of operations.

Recently Issued Accounting Standards - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards

CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on our consolidated financial statements.

3.  Discontinued Operations

Discontinued operations include the results of our former casino property in Coventry, England, which was sold on April 23, 2009, and our Blue Chip casino properties in England, which are currently classified as held for sale.

The assets held for sale and liabilities related to assets held for sale are as follows:

	October 25,	April 26,
	2009	2009
Current assets:
Accounts receivable, net	$91	$260
Prepaid expenses and other assets	231	146
Total current assets	322	406
Property and equipment, net	4,203	3,777
Total assets	4,525	4,183
Current liabilities:
Accounts payable	633	540
Other accrued liabilities	1,544	1,348
Total current liabilities	2,177	1,888
Net assets	$2,348	$2,295

The results of our discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2009	2008	2009	2008
Net revenues	$1,306	$4,562	$2,746	$9,472
Pretax loss from discontinued operations	(400)	(2,916)	(218)	(6,351)
Income tax benefit from discontinued operations	180	86	112	2,535
Loss from discontinued operations	(220)	(2,830)	(106)	(3,816)

Net interest expense of $1 and $2 for the three and six months ended October 25, 2009 and $563 and $1,211 for the three and six months ended October 26, 2008, respectively, has been allocated to discontinued operations and was based on long-term debt and other long-term obligations specific to our UK operations as our UK entities are not guarantors under our senior secured credit facility.

4.  Long-Term Debt

Long-term debt consists of the following:

	October 25,	April 26,
	2009	2009
Senior Secured Credit Facility:
Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$54,000	$112,000
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	821,454	825,651

Senior Subordinated Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	5,996	6,146
	1,238,725	1,301,072
Less current maturities	9,806	9,688
Long-term debt	$1,228,919	$1,291,384

Credit Facility - During 2007, we entered into a $1,350,000 senior secured credit facility (“Credit Facility”), which is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant domestic subsidiaries. The Credit Facility consists of a $475,000 five-year revolving line of credit and an $875,000 term loan facility.

Our net line of credit availability at October 25, 2009 is approximately $404,500 after consideration of $16,500 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.5% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the three and six months ended October 25, 2009 was 4.42%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We are in compliance with the covenants as of October 25, 2009.

Senior Subordinated Notes - Our 7% Senior Subordinated Notes are due 2014 (“Senior Subordinated Notes”) and are guaranteed, on a joint and several basis, by all of our significant domestic subsidiaries and certain other subsidiaries as described in Note 12.  All of the guarantor subsidiaries are wholly owned by us. The Senior Subordinated Notes are general unsecured obligations and rank junior to all senior indebtedness. The Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the Senior Subordinated Notes.

The indenture governing the Senior Subordinated Notes limits, among other things, our ability and our restricted subsidiaries’ ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase stock. The indenture also limits our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

5.  Common Stock

Earnings per Share of Common Stock - The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2009	2008	2009	2008
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$1,782	$(10,670)	$2,573	$(13,310)
Loss from discontinued operations	(220)	(2,830)	(106)	(3,816)

Net income (loss)	$1,562	$(13,500)	$2,467	$(17,126)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	32,319,789	31,171,903	32,049,444	31,019,289
Effect of dilutive securities
Employee stock options	191,673	—	201,658	—
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	32,511,462	31,171,903	32,251,102	31,019,289

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.34)	$0.08	$(0.43)
Loss from discontinued operations	(0.01)	(0.09)	—	(0.12)
Net income (loss)	$0.05	$(0.43)	$0.08	$(0.55)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.34)	$0.08	$(0.43)
Loss from discontinued operations	(0.01)	(0.09)	—	(0.12)
Net income (loss)	$0.05	$(0.43)	$0.08	$(0.55)

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Stock options representing 544,604 and 523,175 shares were excluded from the calculation of earnings per share for the three and six months ended October 25, 2009, respectively as they were anti-dilutive. Due to the net loss, stock options representing 20,208 and 17,221 shares which are potentially dilutive, and 1,593,746 and 1,703,746 shares which were anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three and six month periods ended October 26, 2008, respectively.

Stock Based Compensation — Under our Long Term Incentive Plan we have issued restricted stock and stock options.

Restricted Stock — During the six months ended October 25, 2009, we issued 512,375 shares of restricted common stock with a weighted average grant-date fair value of $13.03 to employees and 122,153 shares of restricted stock with a weighted average grant-date fair value of $11.38 to directors under the Long Term Incentive Plans. Restricted stock awarded to employees under annual long-term incentive grants vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Restricted stock awarded under our previous tender offer vest three years from the date of award. Our estimate of forfeitures for restricted stock for employees is 10%. No forfeiture rate is estimated for directors. As of October 25, 2009, our unrecognized compensation cost for unvested restricted stock is $9,215 with a remaining weighted average vesting period of 1.6 years.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. During the six months ended October 25, 2009 we issued 100,000 stock options with a grant date fair value of $7.53 per option. We currently estimate our aggregate forfeiture rates at 39.6% for executives and 56.5% for optionees beneath the executive level. As of October 25, 2009, our unrecognized compensation cost for unvested stock options is $2,147 with a weighted average vesting period of 3.5 years.

6.  Expense Recoveries and Other Charges

During the three months ended October 25, 2009, we recorded an expense recovery of $6,762 representing the discounted value of a receivable for reimbursement of development costs expensed in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following our assessment of collectability.

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

These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of October 25, 2009, as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value. As October 25, 2009, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.58%.

The fair value of derivatives included in our consolidated balance sheet and change in our unrealized loss are as follows:

Type of Derivative Instrument	Balance Sheet Location	October 25, 2009	April 26, 2009	Six months ended October 25, 2009, Change in Unrealized Loss
Interest rate swap contracts	Accrued interest	$8,292	$2,258
Interest rate swap contracts	Other long-term liabilities	10,660	21,454
Total		$18,952	$23,712	$4,760

The fair value of our interest swap contracts are measured using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects our best estimate as to the inherent credit risk as of our balance sheet date. The fair value of our interest rate swap contracts as recorded in our consolidated balance sheet is recorded net of deferred income tax benefits of $7,098 and $8,879, as of October 25, 2009 and April 26, 2009, respectively.

The amount of the gain (loss) reclassified from Accumulated other comprehensive income (loss) into earnings and its location in the consolidated statements of income is as follows:

		Three Months Ended		Six Months Ended
	Income	October 25,	October 26,	October 25,	October 26,
Type of Derivative Instrument	Statement Location	2009	2008	2009	2008
Interest rate swap contracts	Interest expense	$5,158	$1,905	$9,643	$4,254

The amount of gain (loss) recognized in Accumulated other comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
Type of Derivative Instrument	2009	2008	2009	2008
Interest rate swap contracts	$1,540	$(4,740)	$2,977	$(1,828)

The amount of Accumulated other comprehensive income (loss) related to interest rate swap contracts maturing in the next twelve months was $(5,187) as of October 25, 2009.

A detail of Accumulated other comprehensive income (loss) is as follows:

Type of Derivative Instrument	October 25, 2009	April 26, 2009
Interest rate swap contracts	$(11,855)	$(14,832)
Foreign currency translation gain (loss)	57	(359)
	$(11,798)	$(15,191)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	October 25, 2009		April 26, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$76,056	$76,056	$96,654	$96,654
Marketable securities	18,624	18,624	17,548	17,548
Restricted cash	2,774	2,774	2,774	2,774
Notes receivable	9,610	9,610	3,000	3,000

Financial liabilities:
Revolver	$54,000	$54,000	$112,000	$112,000
Variable rate term loans	821,454	768,060	825,651	652,264
7% Senior subordinated notes	357,275	319,761	357,275	262,597
Other long-term debt	5,996	5,996	6,146	6,146
Other long-term obligations	17,242	17,242	17,314	17,314

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

8.  Income Taxes

During the quarter ended October 25, 2009, we settled certain Louisiana income tax examinations for open years from April 2001 through April 2008.  As a result of the actual taxes and interest due for these years being less than our previously accrued amounts, we recognized a benefit of $4,727 in our income tax provision.

We believe that it is reasonably possible that an amount up to $7,800 of our liability for unrecognized tax positions may be recognized by the end of the fiscal year ending April 25, 2010. These amounts relate to positions taken or to be taken on the federal and Mississippi income tax returns for the fiscal years ending April 2004 through April 2008.  These amounts are expected to be resolved as a result of the anticipated completion of the federal and Mississippi income tax examinations.

Our effective income tax rates from continuing operations for the three and six months ended October 25, 2009 were 138.5% and 183.8%, respectively.  Without the impact of the settlement of our Louisiana income tax matters discussed above, our effective tax rate for the three and six months ended October 25, 2009, would have been 36.4% and 29.9%, respectively.  Our effective income tax rates from continuing operations for the three and six months ended October 26, 2008 were 40.7% and 33.6%, respectively.  Our effective rate is based on statutory rates applied to our income adjusted for permanent differences.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit.

Related to our unrecognized tax benefits, we accrued gross interest expense of $157 and $408 respectively, for the three and six months ended October 25, 2009 as a component of our income tax benefit.  As of October 25, 2009, we have recognized a liability of $2,512 for interest.

9.  Supplemental Disclosures

Cash Flow – For the six months ended October 25, 2009 and October 26, 2008, we made net cash payments of interest for $29,417 and $46,541, respectively. Additionally, we received income tax refunds of $4,480 and paid income taxes, net of refunds, of $409 during the six months ended October 25, 2009 and October 26, 2008, respectively.

For the six months ended October 25, 2009 and October 26, 2008, construction costs funded through accounts payable were $91 and $415, respectively.

For the six months ended October 26, 2008, we purchased property and equipment financed with a long-term obligation of $8,455.

10.  Closure of Properties due to Flooding

As a result of Hurricane Gustav in September 2008, our Biloxi, Mississippi, Lake Charles, Louisiana and Natchez, Mississippi properties were closed for three days and as a result of Hurricane Ike in September 2008 our Lake Charles property closed for an additional five days during the three and six months ended October 26, 2008. In connection with flooding in the Midwest during April 2008, our Natchez, Mississippi and Davenport, Iowa, properties closed for a combined total of 34 days during the six months ended October 26, 2008.

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

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through October 25, 2009, we have accrued an estimated liability including interest of $10,215.

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

12.  Consolidating Condensed Financial Information

Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our  Senior Subordinated Notes.

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the Senior Subordinated Notes: Riverboat Corporation of Mississippi; Riverboat Services, Inc.; CSNO, L.L.C.; St. Charles Gaming Company, Inc.; IOC Holdings, L.L.C.; Grand Palais Riverboat, Inc.; LRGP Holdings, L.L.C.; P.P.I, Inc.; Isle of Capri Casino Colorado, Inc.; IOC-Coahoma, Inc.; IOC-Natchez, Inc.; IOC-Lula, Inc.; IOC-Boonville, Inc.; IOC-Kansas City, Inc.; Isle of Capri Bettendorf, L.C.; Isle of Capri Marquette, Inc.; IOC-Davenport, Inc.; IOC-Black Hawk County, Inc.; IOC-Manufacturing, Inc.; Riverboat Corporation of Mississippi—Vicksburg; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Black Hawk Capital Corp.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; Casino America of Colorado, Inc.; Black Hawk Holdings, L.L.C.; Louisiana Riverboat Gaming Partnership; Isle of Capri UK

Holdings, Inc.; Isle of Capri Bahamas Holdings, Inc.; and IOC-Caruthersville, L.L.C. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

Consolidating condensed balance sheets as of October 25, 2009 and April 26, 2009 are as follows (in thousands):

	As of October 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$42,109	$77,627	$44,973	$(4,800)	$159,909
Intercompany receivables	1,042,247	(295,351)	12,692	(759,588)	—
Investments in subsidiaries	390,195	—	—	(390,195)	—
Property and equipment, net	8,693	1,120,606	8,235	—	1,137,534
Other assets	11,195	412,885	4,830	—	428,910
Total assets	$1,494,439	$1,315,767	$70,730	$(1,154,583)	$1,726,353

Current liabilities	$51,514	$88,794	$36,752	$(4,800)	$172,260
Intercompany payables	4,800	754,768	20	(759,588)	—
Long-term debt, less current maturities	1,224,329	4,392	198	—	1,228,919
Other accrued liabilities	(24,838)	107,061	4,317	—	86,540
Stockholders’ equity	238,634	360,752	29,443	(390,195)	238,634
Total liabilities and stockholders’ equity	$1,494,439	$1,315,767	$70,730	$(1,154,583)	$1,726,353

	As of April 26, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$38,145	$93,538	$46,013	$(103)	$177,593
Intercompany receivables	1,141,189	(316,376)	(33,920)	(790,893)	—
Investments in subsidiaries	337,218	—	—	(337,218)	—
Property and equipment, net	10,158	1,158,839	8,543	—	1,177,540
Other assets	12,363	415,013	153	—	427,529
Total assets	$1,539,073	$1,351,014	$20,789	$(1,128,214)	$1,782,662

Current liabilities	$40,440	$94,935	$32,721	$(103)	$167,993
Intercompany payables	—	790,563	330	(790,893)	—
Long-term debt, less current maturities	1,286,526	4,650	208	—	1,291,384
Other accrued liabilities	(16,319)	107,301	3,877	—	94,859
Stockholders’ equity	228,426	353,565	(16,347)	(337,218)	228,426
Total liabilities and stockholders’ equity	$1,539,073	$1,351,014	$20,789	$(1,128,214)	$1,782,662

Consolidating condensed statements of operations for the three and six months ended October 25, 2009 and October 26, 2008  are as follows (in thousands):

	For the Three Months Ended October 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$251,173	$1,019	$—	$252,192
Pari-mutuel, rooms, food, beverage and other	253	44,829	2,908	(2,401)	45,589
Gross revenues	253	296,002	3,927	(2,401)	297,781
Less promotional allowances	—	(50,315)	(100)	—	(50,415)
Net revenues	253	245,687	3,827	(2,401)	247,366

Operating expenses:
Casino	—	39,673	616	—	40,289
Gaming taxes	—	64,224	285	—	64,509
Other operating expenses	11,373	94,224	(1,919)	(2,401)	101,277
Management fee expense (revenue)	(6,313)	8,495	(2,182)	—	—
Depreciation and amortization	1,103	27,182	152	—	28,437
Total operating expenses	6,163	233,798	(3,048)	(2,401)	234,512

Operating income (loss)	(5,910)	11,889	6,875	—	12,854
Interest expense, net	(1,662)	(15,804)	(17)	—	(17,483)
Equity in income (loss) of subsidiaries	7,019	—	—	(7,019)	—

Income (loss) from continiuing operations before income taxes	(553)	(3,915)	6,858	(7,019)	(4,629)
Income tax (provision) benefit	2,335	6,648	(2,572)	—	6,411
Income (loss) from continuing operations	1,782	2,733	4,286	(7,019)	1,782

Income (loss) from discontinued operations, net of tax	—	—	(220)	—	(220)
Equity in income (loss) of discontinued operations	(220)	—	—	220	—
Income (loss) from discontinued operations, net of tax	(220)	—	(220)	220	(220)
Net income (loss)	$1,562	$2,733	$4,066	$(6,799)	$1,562

	For the Three Months Ended October 26, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$249,875	$1,953	$—	$251,828
Pari-mutuel, rooms, food, beverage and other	32	45,431	2,647	(2,355)	45,755
Gross revenues	32	295,306	4,600	(2,355)	297,583
Less promotional allowances	—	(47,851)	(154)		(48,005)
Net revenues	32	247,455	4,446	(2,355)	249,578

Operating expenses:
Casino	—	37,210	581	—	37,791
Gaming taxes	—	63,105	213	—	63,318
Other operating expenses	11,004	96,372	6,745	(2,355)	111,766
Management fee expense (revenue)	(6,035)	8,348	(2,313)	—	—
Depreciation and amortization	1,209	29,613	113	—	30,935
Total operating expenses	6,178	234,648	5,339	(2,355)	243,810

Operating income (loss)	(6,146)	12,807	(893)	—	5,768
Interest expense, net	(3,086)	(17,663)	(3,026)	—	(23,775)
Equity in income (loss) of subsidiaries	(6,424)	—	—	6,424	—

Income (loss) from continiuing operations before income taxes	(15,656)	(4,856)	(3,919)	6,424	(18,007)
Income tax (provision) benefit	4,986	1,683	668	—	7,337
Income (loss) from continuing operations	(10,670)	(3,173)	(3,251)	6,424	(10,670)

Income (loss) from discontinued operations, net of tax	—	—	(2,830)	—	(2,830)
Equity in income (loss) of discontinued operations	(2,830)	—	—	2,830	—
Income (loss) from discontinued operations, net of tax	(2,830)	—	(2,830)	2,830	(2,830)
Net income (loss)	$(13,500)	$(3,173)	$(6,081)	$9,254	$(13,500)

	For the Six Months Ended October 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$513,436	$2,712	$—	$516,148
Pari-mutuel, rooms, food, beverage and other	364	91,267	5,993	(4,904)	92,720
Gross revenues	364	604,703	8,705	(4,904)	608,868
Less promotional allowances	—	(101,326)	(234)	—	(101,560)
Net revenues	364	503,377	8,471	(4,904)	507,308

Operating expenses:
Casino	—	79,000	1,283	—	80,283
Gaming taxes	—	130,528	409	—	130,937
Other operating expenses	22,428	187,698	1,210	(4,904)	206,432
Management fee expense (revenue)	(12,999)	17,398	(4,399)	—	—
Depreciation and amortization	2,286	54,673	307	—	57,266
Total operating expenses	11,715	469,297	(1,190)	(4,904)	474,918

Operating income (loss)	(11,351)	34,080	9,661	—	32,390
Interest expense, net	(3,373)	(32,004)	(84)	—	(35,461)
Equity in income (loss) of subsidiaries	12,823	—	—	(12,823)	—

Income (loss) from continiuing operations before income taxes	(1,901)	2,076	9,577	(12,823)	(3,071)
Income tax (provision) benefit	4,474	4,682	(3,512)	—	5,644
Income (loss) from continuing operations	2,573	6,758	6,065	(12,823)	2,573

Income (loss) from discontinued operations, net of tax	—	—	(106)	—	(106)
Equity in income (loss) of discontinued operations	(106)	—	—	106	—
Income (loss) from discontinued operations, net of tax	(106)	—	(106)	106	(106)
Net income (loss)	$2,467	$6,758	$5,959	$(12,717)	$2,467

	For the Six Months Ended October 26, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$523,214	$5,400	$—	$528,614
Pari-mutuel, rooms, food, beverage and other	182	95,180	5,464	(4,818)	96,008
Gross revenues	182	618,394	10,864	(4,818)	624,622
Less promotional allowances	—	(97,274)	(375)		(97,649)
Net revenues	182	521,120	10,489	(4,818)	526,973

Operating expenses:
Casino	—	74,988	1,344	—	76,332
Gaming taxes	—	133,504	472	—	133,976
Other operating expenses	28,022	192,552	11,214	(4,818)	226,970
Management fee expense (revenue)	(13,510)	18,085	(4,575)	—	—
Depreciation and amortization	2,438	59,830	233	—	62,501
Total operating expenses	16,950	478,959	8,688	(4,818)	499,779

Operating income (loss)	(16,768)	42,161	1,801	—	27,194
Interest expense, net	(5,758)	(35,350)	(6,118)	—	(47,226)
Equity in income (loss) of subsidiaries	(2,670)	—	—	2,670	—

Income (loss) from continiuing operations before income taxes	(25,196)	6,811	(4,317)	2,670	(20,032)
Income tax (provision) benefit	11,886	(2,801)	(2,363)	—	6,722
Income (loss) from continuing operations	(13,310)	4,010	(6,680)	2,670	(13,310)

Income (loss) from discontinued operations, net of tax	—	—	(3,816)	—	(3,816)
Equity in income (loss) of discontinued operations	(3,816)	—	—	3,816	—
Income (loss) from discontinued operations, net of tax	(3,816)	—	(3,816)	3,816	(3,816)
Net income (loss)	$(17,126)	$4,010	$(10,496)	$6,486	$(17,126)

Consolidating condensed statements of cash flows for the six months ended October 25, 2009 and October 26, 2008 are as follows (in thousands):

	Six Months Ended October 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$6,976	$60,314	$6,153	$(12,720)	$60,723
Net cash provided by (used in) investing activities	50,790	(14,298)	(1,094)	(54,478)	(19,080)
Net cash provided by (used in) financing activities	(62,020)	(61,141)	(6,313)	67,198	(62,276)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	35	—	35
Net increase (decrease) in cash and cash equivalents	(4,254)	(15,125)	(1,219)	—	(20,598)
Cash and cash equivalents at beginning of the period	8,776	68,864	19,014	—	96,654
Cash and cash equivalents at end of the period	$4,522	$53,739	$17,795	$—	$76,056

	Six Months Ended October 26, 2008
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(22,526)	$75,769	$(4,446)	$—	$48,797
Net cash provided by (used in) investing activities	41,552	(32,640)	(1,562)	(40,317)	(32,967)
Net cash provided by (used in) financing activities	(20,765)	(45,562)	4,388	40,317	(21,622)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(501)	—	(501)
Net increase (decrease) in cash and cash equivalents	(1,739)	(2,433)	(2,121)	—	(6,293)
Cash and cash equivalents at beginning of the period	5,363	67,540	18,887	—	91,790
Cash and cash equivalents at end of the period	$3,624	$65,107	$16,766	$—	$85,497

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Colorado and Missouri Gaming Law Changes — In early July 2009, gaming law changes became effective in Colorado which allowed extended hours of operations, expanded the types of allowable table games and increased the betting limit from $5 to $100 per bet.  During November 2008, gaming law changes became effective in Missouri which repealed the $500 loss limit. Our gaming revenues reflect the favorable impact of these changes in state gaming laws.

Provision for Income Taxes — During the period ended October 25, 2009, we elected to settle certain state income tax matters. As a result of our actual settlement being less than our estimated accrued liability, we recognized a benefit of $4.7 million in our income tax provision.

Hurricanes and Flooding — As a result of Hurricane Gustav in September 2008, our Biloxi, Mississippi, Lake Charles, Louisiana and Natchez, Mississippi properties were closed for 3 days and as a result of Hurricane Ike in

September 2008 our Lake Charles property closed for an additional five days during the three and six months ended October 26, 2008. As a result of flooding conditions on the Mississippi River in April 2008, our Davenport and Natchez properties were closed for 20 and 14 days, respectively, during the early portion of the six months ended October 26, 2008.

Expense Recoveries and Other Charges — During the three months ended October 25, 2009 we recorded an other expense recovery of $6.8 million representing the discounted value of a receivable for reimbursement of development costs expensed in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following our current assessment of collectability. During the six months ended October 26, 2008, we recorded charges of $6.0 million following our agreement to terminate the development of a potential casino project in Portland, Oregon.

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

Revenues

Revenues for the three and six months ended October 25, 2009 and October 26, 2008 are as follows:

	Three Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2009	2008	Variance	Variance
Revenues:
Casino	$252,192	$251,828	$364	0.1%
Rooms	11,803	12,774	(971)	-7.6%
Pari-mutuel, food, beverage and other	33,786	32,981	805	2.4%
Gross revenues	297,781	297,583	198	0.1%
Less promotional allowances	(50,415)	(48,005)	(2,410)	5.0%
Net revenues	$247,366	$249,578	(2,212)	-0.9%

	Six Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2009	2008	Variance	Variance
Revenues:
Casino	$516,148	$528,614	$(12,466)	-2.4%
Rooms	24,064	26,480	(2,416)	-9.1%
Pari-mutuel, food, beverage and other	68,656	69,528	(872)	-1.3%
Gross revenues	608,868	624,622	(15,754)	-2.5%
Less promotional allowances	(101,560)	(97,649)	(3,911)	4.0%
Net revenues	$507,308	$526,973	(19,665)	-3.7%

Casino Revenues - Casino revenues increased $0.4 million, or 0.1%, and decreased $12.5 million or 2.4% for the three and six months ended October 25 2009, as compared to the same periods in the prior fiscal year. For the three months ended October 25, 2009, casino revenues: increased by $6.0 million at our Missouri and Colorado properties reflecting the benefit of regulatory changes; increased by $3.6 million at our Lake Charles property reflecting the prior year closure due to hurricanes; decreased by $6.2 million at our Quad Cities and Pompano properties reflecting the impact of competition; and decreased by $3.0 million at other properties primarily due to current economic conditions. For the six months ended October 25, 2009, casino revenues: increased by $7.6 million at our Missouri and Colorado properties reflecting the benefit of regulatory changes; increased by $1.5 million at our Lake Charles property reflecting the prior year closure due to hurricanes; decreased by $13.2 million at our Quad Cities and Pompano properties reflecting the impact of competition; and decreased by $8.4 million at other properties primarily due to current economic conditions.

Rooms Revenue - Rooms revenue decreased $1.0 million, or 7.6%, and $2.4 million, or 9.1% for the three and six months ended October 25, 2009, as compared to the same periods in the prior fiscal year. The majority of this decrease has occurred at our Lake Charles property where we have experienced declines in both room rates and occupancy due to economic conditions and market competition and at our Biloxi property due to reduction in room rates resulting from a highly competitive market.

Pari-mutuel, Food, Beverage and Other Revenues — Pari-mutuel, food, beverage and other revenues increased $0.8 million, or 2.4%, and decreased $0.9 million or 1.3% for the three and six months ended October 25, 2009, as compared to the same periods in the prior fiscal year. The increase in these revenues for the three months ended October 25, 2009, reflects an overall increase in food, beverage and other revenues of $1.6 million offset by decreased pari-mutuel revenues. The decrease in these revenues for the six months ended October 25, 2009, reflects a $2.1 million decrease in pari-mutuel revenues offset by an increase of $1.2 million in food, beverage and other revenues. The reduction in pari-mutuel revenues is a result of a reduction in live racing days during the first half of our current fiscal year.

Promotional Allowances - Promotional allowances increased $2.4 million, or 5.0%, and $3.9 million or 4.0% for the three and six months ended October 25, 2009, as compared to the same periods in the prior fiscal year. Changes in our promotional allowances reflect revisions to our marketing plans as a result of changes in competition, economic conditions and regulations.

Operating Expenses

Operating expenses for the three and six months ended October 25, 2009 and October 26, 2008 are as follows:

	Three Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2009	2008	Variance	Variance
Operating expenses:
Casino	$40,289	$37,791	$2,498	6.6%
Gaming taxes	64,509	63,318	1,191	1.9%
Rooms	2,766	3,193	(427)	-13.4%
Pari-mutuel, food, beverage and other	11,569	12,473	(904)	-7.2%
Marine and facilities	16,417	17,027	(610)	-3.6%
Marketing and administrative	64,947	65,872	(925)	-1.4%
Corporate and development	12,340	13,201	(861)	-6.5%
Expense recoveries and other charges	(6,762)	—	(6,762)	100.0%
Depreciation and amortization	28,437	30,935	(2,498)	-8.1%
Total operating expenses	$234,512	$243,810	(9,298)	-3.8%

	Six Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2009	2008	Variance	Variance
Operating expenses:
Casino	$80,283	$76,332	$3,951	5.2%
Gaming taxes	130,937	133,976	(3,039)	-2.3%
Rooms	5,747	6,582	(835)	-12.7%
Pari-mutuel, food, beverage and other	22,727	26,134	(3,407)	-13.0%
Marine and facilities	32,371	33,497	(1,126)	-3.4%
Marketing and administrative	130,064	131,226	(1,162)	-0.9%
Corporate and development	22,285	23,531	(1,246)	-5.3%
Expense recoveries and other charges	(6,762)	6,000	(12,762)	-212.7%
Depreciation and amortization	57,266	62,501	(5,235)	-8.4%
Total operating expenses	$474,918	$499,779	(24,861)	-5.0%

Casino - Casino operating expenses increased $2.5 million, or 6.6%, in the three months ended October 25, 2009, and increased $4.0 million or 5.2% for the six months ended October 25, 2009, as compared to the same period in the prior fiscal year. The majority of this increase in casino operating expense was incurred at our Black Hawk properties in advance of and after the new gaming laws became effective and at our Lake Charles property as our prior fiscal year expenses were reduced by the impact of hurricane closures.

Gaming Taxes - State and local gaming taxes increased $1.2 million, or 1.9% for the three months October 25, 2009, and decreased $3.0 million or 2.3% for the six months ended October 25, 2009, as compared to the same periods in the prior fiscal year. The change in our gaming tax expense reflects the change in the proportion of our gaming revenues derived from states with different gaming tax rates. Our overall effective gaming tax rates were as follows:

Three Months Ended		Six Months Ended
October 25,	October 26,	October 25,	October 26,
2009	2008	2009	2008
25.6%	25.1%	25.4%	25.3%

Rooms - Rooms expense decreased $0.4 million or 13.4%, and $0.8 million or 12.7% for the three and six months ended October 25, 2009, as compared to the same periods in the prior fiscal year. This decrease in rooms expense is reflective of a 7.6% and 9.1% reduction in our hotel revenues for the three and six months October 25, 2009, compared to the same periods in the prior fiscal  year.

Pari-mutuel, Food, Beverage and Other — Pari-mutuel, food, beverage and other expenses decreased $0.9 million or 7.2% and $3.4 million of 13.0%, in the three and six months ended October 25, 2009, as compared to the same periods in the prior fiscal year. The majority of this decrease is a result of our decision to not conduct live racing at our Pompano property during portions of the first six months of our current fiscal year.

Marine and Facilities - These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, insurance, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. Marine and facilities expenses decreased $0.6 million, or 3.6% and $1.1 million or 3.4%, in the three and six months ended October 25, 2009 as compared to the same periods in the prior fiscal year. This decrease is primarily reflective of reductions in facility costs at our Pompano property as a result of our decision not to conduct live racing during portions of the first six months of our current fiscal year.

Marketing and Administrative - These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees and property taxes. Marketing and administrative expenses were similar to the prior year periods with decreases of $0.9 million, or 1.4% and $1.2 million or 0.9%, in the three and six months ended October 25, 2009, as compared to the same periods in the prior year.

Corporate and Development - During the three months ended October 25, 2009, our corporate and development expenses were $12.3 million compared to $13.2 million for the three months ended October 26, 2008, and were $22.3 million for the six months ended October 25, 2009 as compared to $23.5 million for the six months ended October 26, 2008. Reductions in corporate expenses for the three and six months ended October 25, 2009 primarily reflect a reduction in non-cash stock compensation expense.

Depreciation and Amortization - Depreciation and amortization expense for the three and six months ended October 25, 2009 decreased $2.5 million and $5.2 million, as compared to the same periods in the prior fiscal year, primarily due to certain of our assets becoming fully depreciated.

Other Income (Expense), Income Taxes, and Discontinued Operations

Interest expense, interest income, income tax (provision) benefit, and loss from discontinued operations, net of income taxes for the three and six months ended October 25, 2009 and October 26, 2008 are as follows:

	Three Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2009	2008	Variance	Variance

Interest expense	$(17,883)	$(24,225)	$6,342	-26.2%
Interest income	400	450	(50)	-11.1%
Income tax benefit	6,411	7,337	(926)	-12.6%
Loss from discontinued operations, net of income taxes	(220)	(2,830)	2,610	-92.2%

	Six Months Ended
	October 25,	October 26,		Percentage
(in thousands)	2009	2008	Variance	Variance

Interest expense	$(36,230)	$(48,122)	$11,892	-24.7%
Interest income	769	896	(127)	-14.2%
Income tax benefit	5,644	6,722	(1,078)	-16.0%
Loss from discontinued operations, net of income taxes	(106)	(3,816)	3,710	-97.2%

Interest Expense - Interest expense decreased $6.3 million and $11.9 million for the three and six months ended October 25, 2009 compared to the same periods in the prior fiscal year. This decrease is primarily attributable to a lower average debt balance due to the pay down of $142.7 million of our senior subordinated notes as a result of our tender offer and repayment on our senior secured credit facility debt with insurance proceeds and cash flows from operations, and a decrease in the interest rate on the variable interest rate components of our debt.

Income Tax Provision — Our income tax provision from continuing operations and our effective income tax rate has been impacted by our settlement of certain tax liabilities for $4.7 million less than our estimated accrual, our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent items in relation to such estimated income or loss. Effective income tax rates were as follows:

	Three Months Ended		Six Months Ended
	October 25,	October 26,	October 25,	October 26,
	2009	2008	2009	2008
Total	138.5%	40.7%	183.8%	33.6%

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 25, 2009, we generated $60.7 million in cash flows from operating activities compared to generating $48.8 million during the six months ended October 26, 2008. Our current year net income compared to last year’s net loss, current year cash flows from working capital changes compared to last year’s working capital usages of cash and reductions in year over year non cash adjustments improved our cash flow from operations by $11.9 million.

Cash Flows used in Investing Activities - During the six months ended October 25, 2009, we used $19.1 million for investing activities compared to using $33.0 million during the six months ended October 26, 2008.  Significant investing activities for the six months ended October 25, 2009 primarily included the purchases of property and equipment of $15.3 million and payment towards our Waterloo gaming license of $4.0 million.

For the six months ended October 26, 2008, significant investing activities included the purchase of property and equipment for $30.8 million and payment of $4.0 million towards our Waterloo gaming license.

Cash Flows from Financing Activities - During the six months ended October 25, 2009 and October 26, 2008, our net cash flows from financing activities were used primarily to repay our outstanding long term debt of $62.5 million and $21.7 million, respectively.

Availability of Cash and Additional Capital - At October 25, 2009, we had cash and cash equivalents and marketable securities of $94.7 million. As of October 25, 2009, we had $54.0 million in revolving credit and $821.5 million in term loans outstanding under the senior secured credit facility (“Credit Facility”). Our net line of credit availability at October 25, 2009 was approximately $404 million.

Capital Expenditures and Development Activities - We have made significant investments in property and equipment and expect that our operations will demand ongoing investments to keep our properties competitive. Our current planned capital expenditures include $25 million in maintenance capital expenditures for the balance of fiscal year 2010.

We have also identified approximately $60 million in projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties.  The timing and amount of these capital expenditures will be determined as we gain more clarity as to improvement of economic and local market conditions, cash flows from our continuing operations and availability of cash under our Credit Facility.

Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing. Availabile credit under our Credit Facility is subject to compliance with a number of affirmative and negative covenants including maintenance of a leverage ratio and a minimum interest coverage ratio.  The permitted leverage allowed under the Credit Facility becomes more restrictive periodically beginning with the next quarterly measurement period.  Depending on the level of our future operating performance, we may need to seek amendments to the Credit Facility or consider other sources of additional debt or equity financing in order to remain in compliance with our covenants in future periods. We are highly leveraged and may be unable to amend our Credit Facility, or to obtain additional debt or equity financing on acceptable terms if our current sources of liquidity are not sufficient or if we fail to stay in compliance with the covenants of our Credit Facility. We will continue to evaluate our planned capital expenditures at each of our existing locations in light of the operating performance at such locations.

There is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that our planned reduced levels of capital investments will be sufficient to allow us to remain competitive in our existing markets.

As part of our business development activities, historically we have entered into agreements which have resulted in the acquisition or development of businesses or assets. These business development efforts and related agreements typically require the expenditure of cash, which may be significant. The amount and timing of our cash expenditures relating to development activities may vary based upon our evaluation of development opportunities, our financial condition and the condition of the financing markets. Our development activities are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes, and in certain circumstances, negotiating acceptable leases.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2009 Annual Report on Form 10-K.  There were no newly identified significant accounting estimates in the second quarter of fiscal 2010, nor were there any material changes to the critical accounting policies and estimates set forth in our 2009 Annual Report.

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

We have entered into six interest rate swap arrangements with aggregate notional value of $500.0 million as of October 25, 2009. The swap agreements effectively convert portions of the July 2007 Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2010, 2011 and 2012.  These swap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of October 25, 2009, as being fully effective.

We are also exposed to market risks relating to fluctuations in currency exchange rates related to our ownership interests in the UK classified as discontinued operations as of October 25, 2009. We finance a portion of our UK investments in the local currency of the UK and due to the limited scope and nature of our UK operations, our market risks are immaterial.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of October 25, 2009.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 25, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the three months ended October 25, 2009.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                              SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on October 6, 2009. The stockholders elected nine members to our Board of Directors to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. In addition, the stockholders approved the adoption of the Isle of Capri Casinos, Inc. 2009 Long-Term Incentive Plan and ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending April 25, 2010.

The number of shares voting as to the above issues is set forth below:

	Votes
Election of Directors	For	Withheld
James B. Perry	25,348,748	4,974,428
Robert S. Goldstein	25,240,551	5,082,625
W. Randolph Baker	23,740,662	6,582,514
John G. Brackenbury	23,497,906	6,825,270
Alan J. Glazer	23,740,460	6,582,716
Jeffrey D. Goldstein	25,240,272	5,082,904
Shaun R. Hayes	23,736,993	6,586,183
Lee S. Wielansky	23,497,748	6,825,428
Richard A. Goldstein	29,732,718	590,458

The stockholders approved the adoption of the Isle of Capri Casinos, Inc. 2009 Long-Term Incentive Plan, with voting as follows:  21,459,837 for, 5,833,899 against, 10,695 abstaining.

The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending April 25, 2010, with voting as follows: 30,119,064 for, 110,796 against, 93,316 abstaining.

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 3, 2009	/s/ Dale R. Black
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
10.1	Isle of Capri Casinos, Inc. 2009 Long-Term Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.