Form 10-Q
period 2010-01-24
ISLE OF CAPRI CASINOS INC
filed 2010-03-05
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2010

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

As of March 3, 2010, the Company had a total of 32,445,488 shares of Common Stock outstanding (which excludes 4,326,242 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 24,	April 26,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,536	$96,654
Marketable securities	20,050	17,548
Accounts receivable, net	8,462	11,935
Income taxes receivable	5,141	7,744
Deferred income taxes	13,233	16,295
Prepaid expenses and other assets	29,772	23,234
Assets held for sale	—	4,183
Total current assets	149,194	177,593
Property and equipment, net	1,117,227	1,177,540
Other assets:
Goodwill	313,136	313,136
Other intangible assets, net	80,653	83,588
Deferred financing costs, net	7,579	9,314
Restricted cash	2,774	2,774
Prepaid deposits and other	22,605	18,717
Total assets	$1,693,168	$1,782,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,750	$9,688
Accounts payable	24,643	16,246
Accrued liabilities:
Interest	22,208	9,280
Payroll and related	41,600	47,209
Property and other taxes	21,015	31,487
Other	43,708	52,195
Liabilities related to assets held for sale	—	1,888
Total current liabilities	161,924	167,993
Long-term debt, less current maturities	1,223,277	1,291,384
Deferred income taxes	20,232	24,970
Other accrued liabilities	38,729	52,575
Other long-term liabilities	17,486	17,314
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 36,768,397 at January 24, 2010 and 36,111,089 at April 26, 2009	368	361
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	199,862	193,827
Retained earnings	93,670	101,828
Accumulated other comprehensive (loss) income	(10,273)	(15,191)
	283,627	280,825
Treasury stock, 4,326,242 shares at Janaury 24, 2010 and 4,340,436 shares at April 26, 2009	(52,107)	(52,399)
Total stockholders’ equity	231,520	228,426
Total liabilities and stockholders’ equity	$1,693,168	$1,782,662

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 24,	January 25,	January 24,	January 25,
	2010	2009	2010	2009
Revenues:
Casino	$229,520	$246,717	$742,957	$769,931
Rooms	8,424	9,216	32,488	35,696
Pari-mutuel, food, beverage and other	31,240	32,240	98,821	101,147
Hurricane insurance recoveries	—	60,000	—	60,000
Gross revenues	269,184	348,173	874,266	966,774
Less promotional allowances	(42,199)	(46,354)	(143,525)	(143,628)
Net revenues	226,985	301,819	730,741	823,146
Operating expenses:
Casino	36,472	37,382	115,474	112,370
Gaming taxes	60,529	63,335	191,056	196,839
Rooms	2,192	2,624	7,939	9,206
Pari-mutuel, food, beverage and other	10,717	12,011	33,126	37,903
Marine and facilities	14,392	15,319	46,148	48,202
Marketing and administrative	62,082	62,457	189,849	189,633
Corporate and development	11,127	9,039	33,412	32,570
Hurricane insurance recoveries	—	(32,179)	—	(32,179)
Expense recoveries and other charges, net	—	—	(6,762)	6,000
Depreciation and amortization	26,798	29,847	84,062	92,339
Total operating expenses	224,309	199,835	694,304	692,883
Operating income	2,676	101,984	36,437	130,263
Interest expense	(17,452)	(24,400)	(53,682)	(72,522)
Interest income	454	725	1,218	1,620

Income (loss) from continuing operations before income taxes	(14,322)	78,309	(16,027)	59,361
Income tax benefit (provision)	2,922	(30,044)	8,056	(23,682)
Income (loss) from continuing operations	(11,400)	48,265	(7,971)	35,679
Income (loss) from discontinued operations, including loss on sale, net of income taxes	775	(2,152)	(187)	(6,692)

Net income (loss)	$(10,625)	$46,113	$(8,158)	$28,987

Earnings (loss) per common share-basic:
Income (loss) from continuing operations	$(0.35)	$1.52	$(0.25)	$1.14
Income (loss) from discontinued operations, including loss on sale, net of income taxes	0.02	(0.07)	—	(0.21)
Net income (loss)	$(0.33)	$1.45	$(0.25)	$0.93

Earnings (loss) per common share-diluted:
Income (loss) from continuing operations	$(0.35)	$1.52	$(0.25)	$1.14
Income (loss) from discontinued operations, including loss on sale, net of income taxes	0.02	(0.07)	—	(0.21)
Net income (loss)	$(0.33)	$1.45	$(0.25)	$0.93

Weighted average basic shares	32,438,809	31,765,365	32,179,233	31,240,008
Weighted average diluted shares	32,438,809	31,765,365	32,179,233	31,248,402

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 26, 2009	36,111,089	$361	$193,827	$101,828	$(15,191)	$(52,399)	$228,426
Net loss	—	—	—	(8,158)	—	—	(8,158)
Unrealized gain on interest rate swap contracts net of income taxes of $2,735	—	—	—	—	4,569	—	4,569
Foreign currency translation adjustments	—	—	—	—	349	—	349
Comprehensive loss							(3,240)
Issuance of restricted stock, net of forfeitures	635,042	7	(7)	—	—	—	—
Exercise of stock options	21,602	—	204	—	—	—	204
Issuance of deferred bonus shares	664	—	(292)	—	—	292	—
Stock compensation expense	—	—	6,055	—	—	—	6,055
Other	—	—	75	—	—	—	75
Balance, January 24, 2010	36,768,397	$368	$199,862	$93,670	$(10,273)	$(52,107)	$231,520

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 24,	January 25,
	2010	2009
Operating activities:
Net income (loss)	$(8,158)	$28,987
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,062	95,988
Amortization of deferred financing costs	1,735	1,922
Property insurance proceeds - Hurricane Katrina, net	—	(32,179)
Valuation charges and other	(6,762)	5,000
Deferred income taxes	(4,409)	23,709
Stock compensation expense	6,055	7,840
Deferred compensation expense	72	(851)
Loss (gain) on disposal of assets	696	(144)
Changes in operating assets and liabilities, net of dispositions:
Sales (purchases) of trading securities	(2,502)	2,562
Accounts receivable	6,608	8,969
Income tax receivable	2,603	18,675
Prepaid expenses and other assets	(3,123)	500
Accounts payable and accrued liabilities	(7,103)	(10,035)
Net cash provided by operating activities	69,774	150,943

Investing activities:
Purchase of property and equipment	(21,577)	(45,626)
Payments towards gaming license	(4,000)	(4,000)
Proceeds from sale of assets held for sale	653	—
Property insurance proceeds - Hurricane Katrina, net	—	32,179
Decrease in restricted cash	(12)	(33,159)
Net cash used in investing activities	(24,936)	(50,606)

Financing activities:
Principal payments on debt	(6,591)	(7,403)
Net payments on line of credit	(62,558)	(2,453)
Proceeds from exercise of stock options	204	110
Net cash used in financing activities	(68,945)	(9,746)

Effect of foreign currency exchange rates on cash	(11)	(668)

Net increase (decrease) in cash and cash equivalents	(24,118)	89,923
Cash and cash equivalents, beginning of period	96,654	91,790
Cash and cash equivalents, end of the period	$72,536	$181,713

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate thirteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida. Our international gaming interests include discontinued operations of wholly owned casinos in Freeport, Grand Bahamas, Coventry, England and  Dudley and Wolverhampton, England.

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

Discontinued operations include our former Blue Chip casinos in Dudley and Wolverhampton, England, sold in November 2009, our former casino in Freeport, Grand Bahamas, exited in November 2009 and our former casino in Coventry, England sold in fiscal year 2009.

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

The Company evaluated all subsequent events through the date the consolidated financial statements were issued. On February 17, 2010, we entered into a First Amendment to our Credit Agreement as described in Note 4. No other material subsequent events have occurred since January 24, 2010 that required recognition or disclosure in the consolidated financial statements.

3.  Discontinued Operations

Discontinued operations include the results of our Blue Chip casino properties in Dudley and Wolverhampton, England sold in November 2009, our Freeport, Grand Bahamas casino property exited in November 2009, and our Coventry, England, sold in April 2009.

The results of our discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	January 24,	January 25,	January 24,	January 25,
	2010	2009	2010	2009
Net revenues	$1,106	$6,357	$7,403	$21,475
Pretax loss from discontinued operations	(716)	(2,754)	(2,300)	(10,189)
Income tax benefit from discontinued operations	1,491	602	2,113	3,497
Income (loss) from discontinued operations	775	(2,152)	(187)	(6,692)

Net interest income of $4 and $6 for the three and nine months ended January 24, 2010, respectively, and net interest expense of $445 and $1,655 for the three and nine months ended January 25, 2009, respectively, has been allocated to discontinued operations and was based on long-term debt and other long-term obligations specific to our discontinued operations as such entities are not guarantors under our senior secured credit facility.  During the third quarter ended January 24, 2010, we recorded a loss on sale of discontinued operations of $624.

4.  Long-Term Debt

Long-term debt consists of the following:

	January 24,	April 26,
	2010	2009
Senior Secured Credit Facilities:
July 2007 Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$50,500	$112,000
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	819,355	825,651

Senior Subordinated Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	4,897	6,146
	1,232,027	1,301,072
Less current maturities	8,750	9,688
Long-term debt	$1,223,277	$1,291,384

July 2007 Credit Facility - During 2007, we entered into a $1,350,000 senior secured credit facility (“Credit Facility”), which is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant domestic subsidiaries. As of January 24, 2010, the Credit Facility consists of a $475,000 five-year revolving line of credit and an $819,355 term loan facility.

Our net line of credit availability at January 24, 2010 is approximately $403,000 after consideration of $21,500 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.5% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the three and nine months ended January 24, 2010 were 4.42% and 4.39%, respectively.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with the covenants as of January 24, 2010.

Subsequent Event — Amendment of our Credit Facility - On February 17, 2010, we entered into an amendment of our Credit Facility which, among other things, (1) modified the leverage ratio and interest coverage ratio to provide for greater flexibility through April 30, 2012, after which date the ratios return to the original levels as outlined in the Credit Facility; (2) reduced the capacity of the revolving line of credit by $100,000 to $375,000; (3) increased the interest rate of both the revolving line of credit and term loan portions to LIBOR + 3.00% with a LIBOR floor of 2.00%; and (4) allows us to issue senior unsecured notes, provided the proceeds are used to repay borrowings under the Credit Facility.

As a result of the amendment to the Credit Facility, we expect to incur a charge of approximately $2.2 million in the fourth quarter of fiscal year 2010 related to fees and the write-off of certain unamortized deferred financing costs, of which approximately $0.3 million is non-cash.  Based on current debt levels, we expect our annual interest expense to increase by approximately $15 million to $18 million as a result of the amendment to the Credit Facility. As the interest rate modifications on the Credit Facility include a LIBOR floor of 2.00%, we expect our interest rate swaps to become ineffective. Under the terms of the Credit Facility, the requirement remains to hedge a portion of our variable rate debt.

7% Senior Subordinated Notes - Our 7% Senior Subordinated Notes are due 2014 (“7% Senior Subordinated Notes”) and are guaranteed, on a joint and several basis, by all of our significant subsidiaries and certain other subsidiaries as described in Note 13.  All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

5.  Common Stock

Earnings per Share of Common Stock - The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	January 24,	January 25,	January 24,	January 25,
	2010	2009	2010	2009
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(11,400)	$48,265	$(7,971)	$35,679
Income (loss) from discontinued operations	775	(2,152)	(187)	(6,692)

Net income (loss)	$(10,625)	$46,113	$(8,158)	$28,987

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	32,438,809	31,765,365	32,179,233	31,240,008
Effect of dilutive securities-Employee stock options	—	—	—	8,394
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	32,438,809	31,765,365	32,179,233	31,248,402

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.35)	$1.52	$(0.25)	$1.14
Income (loss) from discontinued operations	0.02	(0.07)	—	(0.21)
Net income (loss)	$(0.33)	$1.45	$(0.25)	$0.93

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.35)	$1.52	$(0.25)	$1.14
Income (loss) from discontinued operations	0.02	(0.07)	—	(0.21)
Net income (loss)	$(0.33)	$1.45	$(0.25)	$0.93

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Due to the loss from continuing operations, stock options representing 57,756 and 144,386 shares, which are potentially dilutive, and 1,189,028 and 589,028 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three and nine months ended January 24, 2010, respectively. Stock options representing 1,816,521 shares which were anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three and nine month periods ended January 25, 2009.

Stock Based Compensation — Under our amended and restated 2000 Long Term Incentive Plan we have issued stock options and restricted stock.

Restricted Stock — During the nine months ended January 24, 2010, we issued 522,375 shares of restricted common stock with a weighted average grant-date fair value of $12.95 to employees and 122,153 shares of restricted stock with a weighted average grant-date fair value of $11.38 to directors under the Long Term Incentive Plans. Restricted stock awarded to employees under annual long-term incentive grants vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Restricted stock previously awarded under our tender offer vests three years from the date of award. Our estimate of forfeitures for restricted stock for employees is 10%. No forfeiture rate is estimated for directors. As of January 24, 2010, our unrecognized compensation cost for unvested restricted stock is $7,683 with a remaining weighted average vesting period of 1.3 years.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. During the nine months ended January 24, 2010 we issued 100,000 stock options with a grant date fair value of $7.53 per option. We currently estimate our aggregate forfeiture rates at 39.6% for executives and 56.5% for optionees beneath the executive level. As of January 24, 2010, our unrecognized compensation cost for unvested stock options was $1,817 with a weighted average vesting period of 3.3 years.

6.  Expense Recoveries and Other Charges, Net

During the nine months ended January 24, 2010 we recorded an expense recovery of $6,762 representing the discounted value of a receivable for reimbursement of development costs expended in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following our current assessment of collectability.

During the nine months ended January 25, 2009, we reached an agreement terminating our agreement for the potential development of a casino project in Portland, Oregon.  As a part of this agreement, we agreed to terminate our rights under a land option and pay a termination fee.  As a result of this termination, we recorded a $6,000 charge consisting of a non-cash write-off of $5,000 representing our rights under the land option and a $1,000 termination fee.  Under the terms of the agreement, we retain certain rights but no continuing obligations with regard to this development project.

7.   Fair Value Measurements

Interest Rate Hedge Agreements—We have entered into various interest rate swap agreements pertaining to the Credit Facility for an aggregate notional value of $400,000 with maturity dates ranging from fiscal year 2011 to 2013.  In addition, during the third quarter of fiscal 2010, we entered into an interest rate cap contract with a notional value of $20,000 having a maturity date in fiscal 2012 and paid a premium of $105 at inception.  We entered into these hedging agreements in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the Credit Facility.

These swap and cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of January 24, 2010, as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value. As of January 24, 2010, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.58%.

The fair value of derivatives included in our consolidated balance sheet and change in our unrealized loss are as follows:

Type of Derivative Instrument	Balance Sheet Location	January 24, 2010	April 26, 2009	Nine Months Ended January 24, 2010, Change in Unrealized Loss
Interest rate cap contract	Prepaid deposits and other	$50	$—
Interest rate swap contracts	Accrued interest	9,696	2,258
Interest rate swap contracts	Other long-term liabilities	6,657	21,454
Total		$16,303	$23,712	$7,304

The fair value of our interest swap and cap contracts are measured using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve’s implied discount rates. The credit adjustment reflects our best estimate as to the inherent credit risk as of our balance sheet date. The fair value of our interest rate swap contracts as recorded in our consolidated balance sheet is recorded net of deferred income tax benefits of $6,124 and $8,879, as of January 24, 2010 and April 26, 2009, respectively.  The fair value of our interest rate cap contract as recorded in our consolidated balance sheet is recorded net of deferred income tax benefits of $20 as of January 24, 2010.

The amount of the gain (loss) reclassified from Accumulated other comprehensive income (loss) into earnings and its location in the consolidated statements of income is as follows:

		Three Months Ended		Nine Months Ended
	Income	January 24,	January 25,	January 24,	January 25,
Type of Derivative Instrument	Statement Location	2010	2009	2010	2009
Interest rate swap contracts	Interest expense	$5,144	$1,888	$14,787	$6,142

The amount of gain (loss) recognized in Accumulated other comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	January 24,	January 25,	January 24,	January 25,
Type of Derivative Instrument	2010	2009	2010	2009
Interest rate cap contract	$(35)	$—	$(35)	$—
Interest rate swap contracts	1,627	(7,458)	4,604	(9,286)
	$1,592	$(7,458)	$4,569	$(9,286)

The amount of Accumulated other comprehensive income (loss) related to interest rate swap contracts maturing in the next twelve months was $(6,065) as of January 24, 2010.

A detail of Accumulated other comprehensive income (loss) is as follows:

Type of Derivative Instrument	January 24, 2010	April 26, 2009
Interest rate cap contract	$(35)	$—
Interest rate swap contracts	(10,228)	(14,832)
Foreign currency translation gain (loss)	(10)	(359)
	$(10,273)	$(15,191)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	January 24, 2010		April 26, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$72,536	$72,536	$96,654	$96,654
Marketable securities	20,050	20,050	17,548	17,548
Restricted cash	2,774	2,774	2,774	2,774
Notes receivable	9,146	9,146	3,000	3,000

Financial liabilities:
Revolver	$50,500	$50,500	$112,000	$112,000
Variable rate term loans	819,355	780,436	825,651	652,264
7% Senior subordinated notes	357,275	316,188	357,275	262,597
Other long-term debt	5,996	5,996	6,146	6,146
Other long-term obligations	17,486	17,486	17,314	17,314

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

8.  Income Taxes

During the nine months ended January 24, 2010, we settled certain Louisiana income tax examinations for open years from April 2001 through April 2008.  As a result of the actual taxes and interest due for these years being less than our previously accrued amounts, we recognized a benefit of $4,727 in our tax provision.  Following the closure of these examinations, we believe that it is reasonably possible that an amount up to $1,450 of our currently unrecognized tax positions may be recognized by the end of the fiscal year ending April 25, 2010.  These amounts relate to positions taken or to be taken on the federal income tax returns for the fiscal years ending April 2005 through April 2008.  These amounts are expected to be resolved as a result of the anticipated completion of the federal income tax examinations.

Our effective income tax rates from continuing operations for the three and nine months ended January 24, 2010 were 20.4% and 50.3%, respectively.  Excluding the impact of the settlement of our Louisiana income tax matters and changes to our estimates of annual taxable income and related permanent and other items, offset by various tax credits, our effective tax rate for the three and nine months ended January 24, 2010, would have been 28.8% and 28.2%, respectively.  Our effective income tax rates from continuing operations for the three and nine months ended January 25, 2009 were 38.4% and 39.9%, respectively.  Our effective rate is based on statutory rates applied to our income adjusted for permanent differences.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit.

Related to our uncertain tax positions, we accrued gross interest expense of $157 and $565 respectively, for the three and nine months ended January 24, 2010 as a component of our income tax benefit.  As of January 24, 2010, we have recognized a liability of $2,669 for interest.

9.  Supplemental Disclosures

Cash Flow — For the nine months ended January 24, 2010 and January 25, 2009, we made net cash payments for interest of $46,458 and $62,000, respectively. Additionally, we received income tax refunds of $1,515 and $19,653 during the nine months ended January 24, 2010 and January 25, 2009, respectively.

For the nine months ended January 24, 2010 and January 25, 2009, the change in accrued purchases of property and equipment in accounts payable decreased by $695 and $767, respectively.

For the nine months ended January 25, 2009, we purchased property and equipment financed with a long-term obligation of $12,176.

10.  Closure of Properties due to Flooding

As a result of Hurricane Gustav in September 2008, our Biloxi, Mississippi, Lake Charles, Louisiana and Natchez, Mississippi properties were closed for 3 days and as a result of Hurricane Ike in September 2008 our Lake Charles property closed for an additional five 5 days during the three and nine months ended January 25, 2009. In connection with flooding in the Midwest during April 2008, our Natchez, Mississippi and Davenport, Iowa, properties closed for a combined total of 34 days during the nine months ended January 25, 2009.

11.  Insurance Settlement

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

12.  Contingencies

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

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through January 24, 2010, we have accrued an estimated liability including interest of $10,450.  Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

During January, 2010, we entered into an agreement to provide management services for a potential casino to be located at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, (“The Resort”). The development of this casino is subject to numerous regulatory approvals including obtaining a state gaming license, of which is a competitive award process among several applicants. If The Resort is successful in obtaining a gaming license, we have agreed to complete the build-out of the casino space.  We currently estimate the total project cost at approximately $50 million.

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

Consolidating condensed balance sheets as of January 24, 2010 and April 26, 2009 are as follows (in thousands):

	As of January 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$41,270	$68,891	$41,433	$(2,400)	$149,194
Intercompany receivables	1,027,542	(282,000)	11,710	(757,252)	—
Investments in subsidiaries	378,043	—	—	(378,043)	—
Property and equipment, net	7,919	1,101,225	8,083	—	1,117,227
Other assets	10,674	411,821	4,252	—	426,747
Total assets	$1,465,448	$1,299,937	$65,478	$(1,137,695)	$1,693,168

Current liabilities	$52,312	$79,639	$32,373	$(2,400)	$161,924
Intercompany payables	2,399	754,768	85	(757,252)	—
Long-term debt, less current maturities	1,218,730	4,354	193	—	1,223,277
Other accrued liabilities	(39,513)	111,549	4,411	—	76,447
Stockholders’ equity	231,520	349,627	28,416	(378,043)	231,520
Total liabilities and stockholders’ equity	$1,465,448	$1,299,937	$65,478	$(1,137,695)	$1,693,168

	As of April 26, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$38,145	$93,538	$46,013	$(103)	$177,593
Intercompany receivables	1,141,189	(316,376)	(33,920)	(790,893)	—
Investments in subsidiaries	337,218	—	—	(337,218)	—
Property and equipment, net	10,158	1,158,839	8,543	—	1,177,540
Other assets	12,363	415,013	153	—	427,529
Total assets	$1,539,073	$1,351,014	$20,789	$(1,128,214)	$1,782,662

Current liabilities	$40,440	$94,935	$32,721	$(103)	$167,993
Intercompany payables	—	790,563	330	(790,893)	—
Long-term debt, less current maturities	1,286,526	4,650	208	—	1,291,384
Other accrued liabilities	(16,319)	107,301	3,877	—	94,859
Stockholders’ equity	228,426	353,565	(16,347)	(337,218)	228,426
Total liabilities and stockholders’ equity	$1,539,073	$1,351,014	$20,789	$(1,128,214)	$1,782,662

Consolidating condensed statements of operations for the three and nine months ended January 24, 2010 and January 25, 2009  are as follows (in thousands):

	For the Three Months Ended January 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$229,520	$—	$—	$229,520
Pari-mutuel, rooms, food, beverage and other	600	39,055	2,409	(2,400)	39,664
Gross revenues	600	268,575	2,409	(2,400)	269,184
Less promotional allowances	—	(42,199)	—	—	(42,199)
Net revenues	600	226,376	2,409	(2,400)	226,985

Operating expenses:
Casino	—	36,472	—	—	36,472
Gaming taxes	—	60,529	—	—	60,529
Other operating expenses	10,332	89,423	3,155	(2,400)	100,510
Management fee expense (revenue)	(5,589)	7,441	(1,852)	—	—
Depreciation and amortization	1,038	25,608	152	—	26,798
Total operating expenses	5,781	219,473	1,455	(2,400)	224,309

Operating income (loss)	(5,181)	6,903	954	—	2,676
Interest expense, net	(1,574)	(15,499)	75	—	(16,998)
Equity in income (loss) of subsidiaries	(11,554)	—	—	11,554	—

Income (loss) from continiuing operations before income taxes	(18,309)	(8,596)	1,029	11,554	(14,322)
Income tax (provision) benefit	6,909	(2,712)	(1,275)	—	2,922
Income (loss) from continuing operations	(11,400)	(11,308)	(246)	11,554	(11,400)

Income (loss) from discontinued operations, net of tax	—	—	775	—	775
Equity in income (loss) of discontinued operations	775	—	—	(775)	—
Income (loss) from discontinued operations, net of tax	775	—	775	(775)	775
Net income (loss)	$(10,625)	$(11,308)	$529	$10,779	$(10,625)

	For the Three Months Ended January 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$246,717	$—	$—	$246,717
Pari-mutuel, rooms, food, beverage and other	93	101,356	2,363	(2,356)	101,456
Gross revenues	93	348,073	2,363	(2,356)	348,173
Less promotional allowances	—	(46,354)	—	—	(46,354)
Net revenues	93	301,719	2,363	(2,356)	301,819

Operating expenses:
Casino	—	37,382	—	—	37,382
Gaming taxes	—	63,335	—	—	63,335
Other operating expenses	9,967	60,240	1,420	(2,356)	69,271
Management fee expense (revenue)	(9,417)	11,301	(1,884)	—	—
Depreciation and amortization	1,230	28,389	228	—	29,847
Total operating expenses	1,780	200,647	(236)	(2,356)	199,835

Operating income (loss)	(1,687)	101,072	2,599	—	101,984
Interest expense, net	(2,667)	(18,120)	(2,888)	—	(23,675)
Equity in income (loss) of subsidiaries	58,028	—	—	(58,028)	—

Income (loss) from continiuing operations before income taxes	53,674	82,952	(289)	(58,028)	78,309
Income tax (provision) benefit	(5,409)	(23,309)	(1,326)	—	(30,044)
Income (loss) from continuing operations	48,265	59,643	(1,615)	(58,028)	48,265

Income (loss) from discontinued operations, net of tax	—	—	(2,152)	—	(2,152)
Equity in income (loss) of discontinued operations	(2,152)	—	—	2,152	—
Income (loss) from discontinued operations, net of tax	(2,152)	—	(2,152)	2,152	(2,152)
Net income (loss)	$46,113	$59,643	$(3,767)	$(55,876)	$46,113

	For the Nine Months Ended January 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$742,957	$—	$—	$742,957
Pari-mutuel, rooms, food, beverage and other	963	130,322	7,328	(7,304)	131,309
Gross revenues	963	873,279	7,328	(7,304)	874,266
Less promotional allowances	—	(143,525)	—	—	(143,525)
Net revenues	963	729,754	7,328	(7,304)	730,741

Operating expenses:
Casino	—	115,474	—	—	115,474
Gaming taxes	—	191,056	—	—	191,056
Other operating expenses	32,761	277,123	1,132	(7,304)	303,712
Management fee expense (revenue)	(18,588)	24,839	(6,251)	—	—
Depreciation and amortization	3,324	80,280	458	—	84,062
Total operating expenses	17,497	688,772	(4,661)	(7,304)	694,304

Operating income (loss)	(16,534)	40,982	11,989	—	36,437
Interest expense, net	(4,945)	(47,502)	(17)	—	(52,464)
Equity in income (loss) of subsidiaries	2,635	—	—	(2,635)	—

Income (loss) from continiuing operations	(18,844)	(6,520)	11,972	(2,635)	(16,027)
before income taxes					—
Income tax (provision) benefit	10,873	1,970	(4,787)	—	8,056
Income (loss) from continuing operations	(7,971)	(4,550)	7,185	(2,635)	(7,971)

Income (loss) from discontinued operations, net of tax	—	—	(187)	—	(187)
Equity in income (loss) of discontinued operations	(187)	—	—	187	—
Income (loss) from discontinued operations, net of tax	(187)	—	(187)	187	(187)
Net income (loss)	$(8,158)	$(4,550)	$6,998	$(2,448)	$(8,158)

	For the Nine Months Ended January 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$769,931	$—	$—	$769,931
Pari-mutuel, rooms, food, beverage and other	274	196,537	7,206	(7,174)	196,843
Gross revenues	274	966,468	7,206	(7,174)	966,774
Less promotional allowances	—	(143,628)	—	—	(143,628)
Net revenues	274	822,840	7,206	(7,174)	823,146

Operating expenses:
Casino	—	112,370	—	—	112,370
Gaming taxes	—	196,839	—	—	196,839
Other operating expenses	37,989	252,793	7,727	(7,174)	291,335
Management fee expense (revenue)	(22,927)	29,386	(6,459)	—	—
Depreciation and amortization	3,667	88,220	452	—	92,339
Total operating expenses	18,729	679,608	1,720	(7,174)	692,883

Operating income (loss)	(18,455)	143,232	5,486	—	130,263
Interest expense, net	(8,426)	(53,468)	(9,008)	—	(70,902)
Equity in income (loss) of subsidiaries	58,978	—	—	(58,978)	—

Income (loss) from continiuing operations before income taxes	32,097	89,764	(3,522)	(58,978)	59,361
Income tax (provision) benefit	3,582	(26,109)	(1,155)	—	(23,682)
Income (loss) from continuing operations	35,679	63,655	(4,677)	(58,978)	35,679

Income (loss) from discontinued operations, net of tax	—	—	(6,692)	—	(6,692)
Equity in income (loss) of discontinued operations	(6,692)	—	—	6,692	—
Income (loss) from discontinued operations, net of tax	(6,692)	—	(6,692)	6,692	(6,692)
Net income (loss)	$28,987	$63,655	$(11,369)	$(52,286)	$28,987

Consolidating condensed statements of cash flows for the nine months ended January 24, 2010 and January 25, 2009 are as follows (in thousands):

	Nine Months Ended January 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(8,717)	$74,929	$6,013	$(2,451)	$69,774
Net cash provided by (used in) investing activities	75,100	(20,534)	(2,564)	(76,938)	(24,936)
Net cash provided by (used in) financing activities	(67,592)	(74,546)	(6,196)	79,389	(68,945)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(11)	—	(11)
Net increase (decrease) in cash and cash equivalents	(1,209)	(20,151)	(2,758)	—	(24,118)
Cash and cash equivalents at beginning of the period	8,776	68,859	19,019	—	96,654
Cash and cash equivalents at end of the period	$7,567	$48,708	$16,261	$—	$72,536

	Nine Months Ended January 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$11,684	$146,130	$(6,871)	$—	$150,943
Net cash provided by (used in) investing activities	79,704	(15,160)	(1,538)	(113,612)	(50,606)
Net cash provided by (used in) financing activities	(8,952	(124,996)	10,590	113,612	(9,746)
Effect of foreign currency exchange rates on cash and cash equivalents	—		(668)	—	(668)
Net increase (decrease) in cash and cash equivalents	82,436	5,974	1,513	—	89,923
Cash and cash equivalents at beginning of the period	5,363	67,540	18,887	—	91,790
Cash and cash equivalents at end of the period	$87,799	$73,514	$20,400	$—	$181,713

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Increased Competition — The opening of a new hotel in October 2009 by a competitor in Black Hawk, Colorado has had a negative impact on our Black Hawk Colorado property.  The opening of a competing land-based facility, which replaced a riverboat operation in the Quad Cities area during December 2008, has had a negative impact on net revenues and operating results at our Bettendorf and Davenport, Iowa properties. The introduction of table games and expansion of Class III gaming at competing Native American casinos, beginning July 2008, has had a negative impact on our Pompano property’s net revenues and operating results.

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

Expense Recoveries and Other Charges, net — During the nine months ended January 24, 2010 we recorded an other expense reduction of $6.8 million representing the discounted value of a receivable for reimbursement of development costs expended in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following our current assessment of collectability.

During the nine months ended January 25, 2009, we recorded charges of $6.0 million following our agreement to terminate the development of a potential casino project in Portland, Oregon.

Hurricane Insurance Recoveries —  During December 2008, we reached an agreement with our insurance carriers fully settling our claim related to Hurricane Katrina which had damaged our Biloxi property in the fall of 2005. Insurance proceeds of $60,000 relating to business interruption proceeds are included in Hurricane insurance recoveries, a part of net revenues, and other insurance recoveries of $32,179 are recorded as Expense recoveries in the statement of operations during the three and nine months ended January 25, 2009.

Discontinued Operations — Discontinued operations include the results of our international operations including our former Blue Chip, Grand Bahamas and Coventry casino operations. The sale of our Blue Chip and exit of our Grand Bahamas casino operations were substantially completed during November 2009. Our Coventry casino operations were sold and discontinued during the fourth quarter of fiscal year 2009.

Hurricanes and Flooding — As a result of Hurricane Gustav in September 2008, our Biloxi, Mississippi, Lake Charles, Louisiana and Natchez, Mississippi properties were closed for 3 days and as a result of Hurricane Ike in September 2008 our Lake Charles property closed for an additional five days during the nine months ended January 25, 2009. As a result of flooding conditions on the Mississippi River in April 2008, our Davenport and Natchez properties were closed for 20 and 14 days, respectively, during the early portion of the nine months ended January 25, 2009.

Revenues

Revenues for the three and nine months ended January 24, 2010 and January 25, 2009 are as follows:

	Three Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2010	2009	Variance	Variance
Revenues:
Casino	$229,520	$246,717	$(17,197)	-7.0%
Rooms	8,424	9,216	(792)	-8.6%
Pari-mutuel, food, beverage and other	31,240	32,240	(1,000)	-3.1%
Hurricane insurance recoveries	—	60,000	(60,000)	-100.0%
Gross revenues	269,184	348,173	(78,989)	-22.7%
Less promotional allowances	(42,199)	(46,354)	4,155	-9.0%
Net revenues	$226,985	$301,819	(74,834)	-24.8%

Casino Revenues - Casino revenues decreased $17.2 million, or 7.0%, and $27.0 million, or 3.5%, for the three and nine months ended January 24, 2010, as compared to the same periods in the prior fiscal year. For the three

	Nine Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2010	2009	Variance	Variance
Revenues:
Casino	$742,957	$769,931	$(26,974)	-3.5%
Rooms	32,488	35,696	(3,208)	-9.0%
Pari-mutuel, food, beverage and other	98,821	101,147	(2,326)	-2.3%
Hurricane and other insurance recoveries	—	60,000	(60,000)	-100.0%
Gross revenues	874,266	966,774	(92,508)	-9.6%
Less promotional allowances	(143,525)	(143,628)	103	-0.1%
Net revenues	$730,741	$823,146	(92,405)	-11.2%

months ended January 24, 2010, casino revenues increased $0.6 million at our Pompano property, decreased by $4.4 million at our Black Hawk and Quad Cities properties reflecting the impact of competition and decreased by $13.4 million at other properties primarily due to current economic conditions.

For the nine months ended January 24, 2010, casino revenues increased by $4.8 million at our Missouri and Colorado properties reflecting the benefit of regulatory changes, decreased by $15.4 million at our Quad Cities and Pompano properties reflecting the impact of competition and decreased by $16.4 million at other properties primarily due to current economic conditions.

Rooms Revenue - Rooms revenue decreased $0.8 million, or 8.6%, and $3.2 million, or 9.0%, for the three and nine months ended January 24, 2010, as compared to the same periods in the prior fiscal year. The majority of this decrease has occurred at our Lake Charles property where we have experienced decline in both room rates and occupancy due to economic conditions and market competition and at our Biloxi property due to a reduction in room rates resulting from a highly competitive market.

Pari-mutuel, Food, Beverage and Other Revenues — Pari-mutuel, food, beverage and other revenues decreased $1.0 million, or 3.1%, and $2.3 million, or 2.3%, for the three and nine months ended January 24, 2010, as compared to the same periods in the prior fiscal year. The decrease in these revenues for the three months ended January 24, 2010, reflects an overall decrease in food, beverage and other revenues of $0.3 million and a decrease of $0.7 million in pari-mutuel revenues. The decrease in these revenues for the nine months ended January 24, 2010, reflects a $2.8 million decrease in pari-mutuel revenues and a $0.5 million increase in food, beverage and other revenues. The reduction in pari-mutuel revenues is a result of a reduction in live racing days during the early months of our current fiscal year. We plan to continue to hold live racing on scheduled days during the balance of our current fiscal year.

Promotional Allowances - Promotional allowances decreased $4.2 million, or 9.0%, and $0.1 million, or 0.1%, for the three and nine months ended January 24, 2010, as compared to the same periods in the prior fiscal year. Changes in our promotional allowances reflect revisions to our marketing plans as a result of changes in competition, economic conditions and regulations.

Operating Expenses

Operating expenses for the three and nine months ended January 24, 2010 and January 25, 2009 are as follows:

	Three Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2010	2009	Variance	Variance
Operating expenses:
Casino	$36,472	$37,382	$(910)	-2.4%
Gaming taxes	60,529	63,335	(2,806)	-4.4%
Rooms	2,192	2,624	(432)	-16.5%
Pari-mutuel, food, beverage and other	10,717	12,011	(1,294)	-10.8%
Marine and facilities	14,392	15,319	(927)	-6.1%
Marketing and administrative	62,082	62,457	(375)	-0.6%
Corporate and development	11,127	9,039	2,088	23.1%
Expense recoveries and other charges, net	—	(32,179)	32,179	-100.0%
Depreciation and amortization	26,798	29,847	(3,049)	-10.2%
Total operating expenses	$224,309	$199,835	24,474	12.2%

	Nine Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2010	2009	Variance	Variance
Operating expenses:
Casino	$115,474	$112,370	$3,104	2.8%
Gaming taxes	191,056	196,839	(5,783)	-2.9%
Rooms	7,939	9,206	(1,267)	-13.8%
Pari-mutuel, food, beverage and other	33,126	37,903	(4,777)	-12.6%
Marine and facilities	46,148	48,202	(2,054)	-4.3%
Marketing and administrative	189,849	189,633	216	0.1%
Corporate and development	33,412	32,570	842	2.6%
Expense recoveries and other charges, net	(6,762)	(26,179)	19,417	-74.2%
Depreciation and amortization	84,062	92,339	(8,277)	-9.0%
Total operating expenses	$694,304	$692,883	1,421	0.2%

Casino - Casino operating expenses decreased $0.9 million, or 2.4%, and incrased $3.1 million, or 2.8%, for the three and nine months ended January 24, 2010, as compared to the same period in the prior fiscal year. Reductions in casino expenses for the three months ended January 24, 2010 generally reflect the impact of reduction in expense corresponding to reductions in gaming revenues. For the nine months ended January 24, 2010, the majority of this increase in casino operating expense was incurred at our Black Hawk property in advance of and after the new gaming laws became effective and at our Lake Charles property as our prior fiscal year expenses were reduced by the impact of hurricane closures.

Gaming Taxes - State and local gaming taxes decreased $2.8 million, or 4.4%, for the three months ended January 24, 2010, and decreased $5.8 million, or 2.9%, for the nine months ended January 24, 2010, as compared to the same periods in the prior fiscal year. The reduction in our gaming tax expense reflects the overall decrease in our gaming revenues as well as changes in the mix our gaming revenues were derived from states with different gaming tax rates. Our overall effective gaming tax rates were as follows:

Three Months Ended		Nine Months Ended
January 24,	January 25,	January 24,	January 25,
2010	2009	2010	2009
26.4%	25.7%	25.7%	25.6%

Rooms - Rooms expense decreased $0.4 million, or 16.5%, and $1.3 million, or 13.8%, for the three and nine months ended January 24, 2010, as compared to the same periods in the prior fiscal year. These expenses directly relate to the cost of providing hotel rooms. This decrease in rooms expense is reflective of an 8.6% and 9.0% reduction in our hotel revenues for the three and nine months ended January 24, 2010, respectively, compared to the same periods in the prior fiscal year.

Pari-mutuel, Food, Beverage and Other — Pari-mutuel, food, beverage and other expenses decreased $1.3 million, or 10.8%, and $4.8 million, or 12.6%, in the three and nine months ended January 24, 2010, as compared to the same periods in the prior fiscal year. The majority of this decrease is a result of our decision to not conduct live racing at our Pompano property during the early months of our current fiscal year as well as declines in food costs corresponding to a reduction in food revenues.

Marine and Facilities -  Marine and facilities expenses decreased $0.9 million, or 6.1%, and $2.1 million, or 4.3%, in the three and nine months ended January 24, 2010 as compared to the same periods in the prior fiscal year. This decrease includes reductions in facility costs at our Pompano property as a result of our decision not to conduct live racing during the portions of the early months of our current fiscal year and also includes certain reductions in utility costs.

Corporate and Development - During the three months ended January 24, 2010, our corporate and development expenses were $11.1 million compared to $9.0 million for the three months ended January 25, 2009, and were $33.4 million for the nine months ended January 24, 2010 as compared to $32.6 million for the nine months ended January 25, 2009. The increase in corporate and development expenses for the three months ended January 24, 2010, reflects increased insurance expenses. The decrease in corporate and development expenses for the nine months ended January 24, 2010, reflects a reduction in non-cash stock compensation expense reflecting the impact of our October 2008 tender offer.

Depreciation and Amortization - Depreciation and amortization expense for the three and nine months ended January 24, 2010 decreased $3.0 million and $8.3 million, respectively, as compared to the same periods in the prior fiscal year, primarily due to certain assets becoming fully depreciated.

Other Income (Expense), Income Taxes, and Discontinued Operations

Interest expense, interest income, income tax (provision) benefit, and income (loss) from discontinued operations, net of income taxes for the three and nine months ended January 24, 2010 and January 25, 2009 are as follows:

	Three Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2010	2009	Variance	Variance

Interest expense	$(17,452)	$(24,400)	$6,948	-28.5%
Interest income	454	725	(271)	-37.4%
Income tax benefit (provision)	2,922	(30,044)	32,966	-109.7%
Income (loss) from discontinued operations, net of income taxes	775	(2,152)	2,927	-136.0%

	Nine Months Ended
	January 24,	January 25,		Percentage
(in thousands)	2010	2009	Variance	Variance

Interest expense	$(53,682)	$(72,522)	$18,840	-26.0%
Interest income	1,218	1,620	(402)	-24.8%
Income tax benefit (provision)	8,056	(23,682)	31,738	-134.0%
Loss from discontinued operations, net of income taxes	(187)	(6,692)	6,505	-97.2%

Interest Expense - Interest expense decreased $6.9 million and $18.8 million for the three and nine months ended January 24, 2010, respectively, compared to the same periods in the prior fiscal year. These decreases are primarily attributable to a lower average debt balance due to the pay down of $142.7 million of our senior subordinated 7% notes as a result of our tender offer and repayment of a portion of our senior secured credit facility debt with insurance proceeds and cash flows from operations, and a decrease in the interest rate on the variable interest rate components of our debt.

Income Tax Benefit (Provision) — Our income tax benefit (provision) from continuing operations and our effective income tax rate has been impacted by settlement of certain state tax liabilities during the nine months ended January 24, 2010 for $4.7 million less than our previously accrued amounts, our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent and other items in relation to such estimated income or loss. Effective income tax rates were as follows:

	Three Months Ended		Nine Months Ended
	January 24,	January 25,	January 24,	January 25,
	2010	2009	2009	2008
Total	20.4%	38.4%	50.3%	39.9%

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the nine months ended January 24, 2010, we generated $69.8 million in cash flows from operating activities compared to generating $150.9 million during the nine months ended January 25, 2009. The year over year decrease in cash flows from operating activities primarily results from our prior year cash flows having included $60.0 million in pretax business interruption proceeds from our Hurricane Katrina claim and an $18.7 million reduction in income taxes receivable compared to a $2.6 million reduction in income taxes receivable for the current nine month period.

Cash Flows used in Investing Activities - During the nine months ended January 24, 2010, we used $24.9 million for investing activities compared to using $50.6 million during the nine months ended January 25, 2009. Significant investing activities for the nine months ended January 24, 2010 included the purchases of property and equipment of $21.6 million and payment towards our Waterloo gaming license of $4.0 million. We received $0.7 million in cash from the sale of assets previously classified as held for sale.

For the nine months ended January 25, 2009, significant investing activities included the purchase of property and equipment for $45.6 million, reductions in restricted cash of $33.2 million, primarily related to mandatory term loan repayments, and payment of $4.0 million towards our Waterloo gaming license. Cash provided by investing activities for the nine months ended January 25, 2009, included our Hurricane Katrina insurance settlement for $32.2 million related to property and equipment.

Cash Flows used in Financing Activities - During the nine months ended January 24, 2010 and January 25, 2009, our net cash flows used in financing activities were used primarily to repay our outstanding long term debt of $69.1 million and $9.9 million, respectively.

Availability of Cash and Additional Capital - At January 24, 2010, we had cash and cash equivalents and marketable securities of $92.6 million. As of January 24, 2010, we had $50.5 million in revolving credit and $819.4 million in term loans outstanding under the senior secured credit facility. Our line of credit availability, net of letters of credit, at January 24, 2010 was approximately $403 million before consideration of our credit facility amendment discussed below.  Taking into account the amendment of our Credit Facility on a proforma basis, our line of credit availability, net of letters of credit, was approximately $303 million on January 24, 2010.

Amendment of our Credit Facility - On February 17, 2010, we entered into an amendment of our Credit Facility which, among other things, (1) modified the leverage ratio and interest coverage ratio to provide for greater flexibility through April 30, 2012, after which date the ratios return to the original levels as outlined in the Credit Facility; (2) reduced the capacity of the revolving line of credit by $100,000 to $375,000; (3) increased the interest rate of both the revolving line of credit and term loan portions to LIBOR + 3.00% with a LIBOR floor of 2.00%; and (4) allows us to issue senior unsecured notes, provided the proceeds are used to repay borrowings under the Credit Facility.

As a result of the amendment to the Credit Facility, we expect to incur a charge of approximately $2.2 million in the fourth quarter of fiscal year 2010 related to fees and the write-off of certain unamortized deferred financing costs, of which approximately $0.3 million is non-cash.  Based on current debt levels, we expect our annual interest expense to increase by approximately $15 million to $18 million as a result of the amendment to the Credit Facility, beginning during the fourth quarter of fiscal year 2010. As the interest rate modifications on the Credit Facility include a LIBOR floor of 2.00%, we expect our interest rate swaps to become ineffective. Under the terms of the amendment to the Credit Facility, the requirement remains to hedge a portion of our variable rate debt.

Capital Expenditures and Development Activities - Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. Our current planned capital expenditures include $10 million in maintenance capital expenditures for the balance of fiscal year 2010.

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

During January, 2010, we entered into an agreement to provide management services for a potential casino to be located at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, (“The Resort”). The development of this casino is subject to numerous regulatory approvals including obtaining a state gaming license, of which is a competitive award process among several applicants. If The Resort is successful in obtaining a gaming license, we have agreed to complete the build-out of the casino space.  We currently estimate the total project cost at approximately $50 million.

The timing and amount of our capital expenditures is subject to the availability of cash under our Credit Facility, improvement in economic and local market conditions and cash flows from our continuing operations.

Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing. While, we believe that existing cash, cash flow from operations, and available borrowings under our Credit Facility, as recently amended, will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that our planned reduced levels of capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2009 Annual Report on Form 10-K.  There were no newly identified significant accounting estimates in the third quarter of fiscal year 2010, nor were there any material changes to the critical accounting policies and estimates set forth in our 2009 Annual Report.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Isle of Capri Casinos, Inc. senior secured credit facility (“Credit Facility”).

We have entered into interest rate swap and cap arrangements with aggregate notional value of $420.0 million as of January 24, 2010. The swap agreements effectively convert portions of the Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2010, 2011 and 2012.  These swap and cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of January 24, 2010, as being fully effective.

We were also exposed to market risks relating to fluctuations in currency exchange rates related to our ownership interests in the UK, which are classified as discontinued operations as of January 24, 2010 and have been sold.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of January 24, 2010.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 24, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the three months ended January 24, 2010.

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

ISLE OF CAPRI CASINOS, INC.

Dated: March 5, 2010	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.