Form 10-K
period 2010-04-25
ISLE OF CAPRI CASINOS INC
filed 2010-06-08
CIK 863015

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 25, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting stock held by non-affiliates(1) of the Company is $157,316,738, based on the last reported sale price of $9.41 per share on October 26, 2009 on the NASDAQ Stock Market; multiplied by 16,718,038 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

(1)
Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

          As of June 4, 2010, the Company had a total of 32,445,488 shares of Common Stock outstanding (which excludes 4,326,242 shares held by us in treasury).

          Part III incorporates information by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

ISLE OF CAPRI CASINOS, INC.

FORM 10-K

INDEX

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled "Risk Factors" beginning on page 10 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report.

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States. We own and operate 14 casino properties in six states. Collectively, these properties feature over 14,500 slot machines and over 350 table games (including approximately 95 poker tables) over 3,000 hotel rooms and more than three dozen restaurants. We also operate a harness racing track at our casino in Florida. We have sought and established geographic diversity to limit the risks caused by weather, regional economic difficulties, gaming tax rates and regulations of local gaming authorities.

        Our business approach is anchored by a disciplined application of the following strategies:

        Focusing on core operating principles that have proven successful.

        Our operating focus is to deliver a superior guest experience by providing customers with the most popular gaming product in a clean, safe, friendly and fun environment. These areas have been shown through customer research to embody the attributes of a gaming entertainment experience most important to our customers in choosing which casino to visit. We emphasize, among other things, customer courtesy and we have implemented a proprietary program to measure our progress against standards for certain courtesy behaviors. In addition, many of our capital and operating plans are intended to improve on guest satisfaction, including quality, accessibility and cleanliness of areas frequented by our customers, such as hotel rooms and other public areas in our hotels and casino floors. We also have implemented employee incentive programs designed to encourage employees to deliver superior customer service and courtesy.

        Driving value through product offerings and branding.

        Our current strategy is to evolve into operating our properties under only two separate brand names: Isle and Lady Luck (which we re-launched in fiscal 2009). We use the Isle brand primarily at properties that have a regional draw. These are generally casinos in larger markets where we have expansion potential demonstrated by either the size of the market or excess land that we control. The Isle-branded properties typically offer expanded amenities, such as hotel rooms, expanded food and beverage offerings and conference and convention capabilities.

        We use the Lady Luck brand on properties that predominantly draw local customers, which are typically in smaller markets with less expansion potential. The goal of the Lady Luck brand is to offer high quality entertainment options, featuring casual dining and popular local entertainment in a comfortable setting in addition to a first class gaming experience. We have completed the refurbishment and rebranding of three of our existing Isle properties under the Lady Luck brand: Marquette, Iowa in September 2009, Colorado Central Station in Black Hawk, Colorado in June 2009 and Caruthersville, Missouri in December 2008. We intend to rebrand some of our other existing properties under the Lady Luck name during the next few years as economic conditions and our capital structure improve. Our current expectations are that Natchez and Lula, Mississippi; Lake Charles, Louisiana; Boonville, and Kansas City, Missouri; and Davenport, Iowa will eventually be rebranded to Lady Luck casinos.

        Continuing to focus on financial discipline.

        We have made efforts to reduce our debt levels. During the last 24 months, we have reduced our outstanding debt from approximately $1.5 billion as of April 27, 2008 to $1.2 billion or a reduction of approximately $300 million. We achieved this reduction through the use of cash obtained from the settlement of our Hurricane Katrina claim and cash flows from operations, to retire $142.7 million of the 7% senior subordinated notes for $82.8 million through a tender offer, in February 2009 and a prepayment of $35 million of our term loans under our senior secured credit facility in March 2009. In addition, we recently entered into an amendment to our senior secured credit facility that permits increased flexibility in operations and capital spending. We continually seek opportunities to improve our capital structure.

        Aggressively pursuing prudent growth opportunities.

        We intend to continue to expand our operations through acquisitions, such as our recently announced agreement to acquire the Rainbow Casino located in Vicksburg, Mississippi, and through management of casinos owned by third parties. The Mississippi Gaming Commission recently approved our acquisition of the Rainbow Casino and we plan to complete the $80 million acquisition in June 2010.

        We formed Isle Gaming Management, a management and consulting division of the Company, in 2009 to leverage our experienced and respected management team and intellectual property assets by managing and operating casinos owned by third parties in exchange for management and other fees. The goal of Isle Gaming Management is to allow us to manage additional casino properties without requiring extensive capital investment. In January 2010, we entered into a management agreement with Nemacolin Woodlands Resort. Nemacolin is located in southwestern Pennsylvania near the West Virginia border, approximately 40 miles northeast of Morgantown, West Virginia and approximately 60 miles southeast of Pittsburgh, Pennsylvania. Nemacolin has filed an application with the Pennsylvania Gaming Control Board for the one remaining resort casino license in Pennsylvania. Nemacolin is one of four applicants. We have also filed an application to be licensed as a casino operator in Pennsylvania. If Nemacolin is awarded the license and we are granted an operator's license, we have agreed to make certain improvements to an existing building at the resort, which will house a Lady Luck casino that we will manage. We will pay an annual fee to the casino owner and in return will receive a management fee equal to the EBITDA of the casino after payment of the fee to Nemacolin. The Pennsylvania Gaming Commission has not set a timeline for the award of the remaining casino license. We are actively seeking other opportunities to manage casinos owned by third parties.

Casino Properties

        The following is an overview of our existing casino properties as of April 25, 2010:

Property	Date Acquired or Opened	Slot Machines	Table Games	Hotel Rooms	Parking Spaces
Louisiana
Lake Charles	July 1995	1,840	75	493	2,335
Mississippi
Lula	March 2000	1,215	17	484	1,583
Biloxi	August 1992	1,292	36	710	1,600
Natchez	March 2000	619	10	141	908
Missouri
Kansas City	June 2000	1,201	22	—	1,618
Boonville	December 2001	981	19	140	1,101
Caruthersville	June 2007	619	16	—	1,000
Iowa
Bettendorf	March 2000	1,010	31	514	1,597
Rhythm City-Davenport	October 2000	954	16	—	911
Marquette	March 2000	600	13	—	475
Waterloo	June 2007	1,040	32	195	1,487
Colorado
Isle Casino Hotel—Black Hawk	December 1998	1,164	23	238	1,100
Lady Luck Casino—Black Hawk	April 2003	581	20	164	1,200
Florida
Pompano Park	July 1995/April 2007	1,463	38	—	3,781

		14,579	368	3,079	20,696

Louisiana

Lake Charles

        Our Lake Charles property, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. The property consists of two dockside casinos offering 1,840 slot machines, 47 table games, 28 poker tables, two hotels offering 493 rooms, a 105,000 square foot land-based pavilion and entertainment center, and 2,335 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 97-seat Farraddays' restaurant, a 360-seat Calypso's buffet, a 165-seat Tradewinds Marketplace, a 64-seat Lucky Wins Asian-inspired restaurant and Caribbean Cove, which features free live entertainment and can accommodate 180 customers. The pavilion also has a 14,750 square foot entertainment center comprised of a 1,100-seat special events center designed for concerts, live boxing, televised pay-per-view events, banquets and other events, meeting facilities and administrative offices.

        The Lake Charles market currently consists of two dockside gaming facilities, a Native American casino and a pari-mutuel facility/racino. The current number of slot machines in the market exceeds 8,200 machines and table games exceed 200 tables. In calendar year 2009, the two gaming facilities and one racino, in the aggregate, generated gaming revenues of approximately $665 million. Revenues for the Native American property are not published. Gaming revenues for our Lake Charles property for calendar year 2009 were approximately $149 million. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 5.5 million and is located approximately 140 miles west of Lake Charles. We believe that our Lake Charles property attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 500,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Lake Charles property.

Mississippi

Lula

        Our Lula property, which we acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,215 slot machines and 17 table games, two on-site hotels with a total of 484 rooms, a land-based pavilion and entertainment center, 1,583 parking spaces, and a 28-space RV Park. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 145-seat Farraddays' restaurant, a 300-seat Calypso's buffet and a 44-seat Tradewinds Marketplace, and a gift shop. All 171 rooms of our Coral Reef Hotel underwent complete renovation in 2008.

        Our Lula property is the only gaming facility in Coahoma County, Mississippi and generated gaming revenues of approximately $73 million in calendar year 2009. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 675,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by nine casinos in Tunica County, Mississippi. Approximately 1.1 million people reside within 60 miles of the property. Lula also competes with Native American casinos in Oklahoma and a racino in West Memphis, Arkansas.

Biloxi

        Our Biloxi property, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities formerly known as "Casino Row" in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

        In October 2005, the Mississippi legislature amended its gaming laws to allow casinos to operate land-based facilities within 800 feet of the mean high water line. Our Biloxi property is now a land-based casino offering approximately 1,300 slot machines, 27 table games, a nine-table poker room, a 710-room hotel including 200 whirlpool suites, a 120-seat banquet room called "Paradise Room," 138-seat Farraddays' restaurant, a 200-seat Calypso's buffet, a Tradewinds Express, a multi-story feature bar, a full service Starbucks and 1,600 parking spaces.

        The Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) is one of the largest gaming markets in the United States and consists of 11 dockside gaming facilities, which in the aggregate, generated gaming revenues of approximately $1.1 billion during calendar year 2009. Our Biloxi property generated gaming revenues of approximately $73 million during calendar year 2009. Approximately one million people reside within 60 miles of the property.

Natchez

        Our Natchez property, which we acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 619 slot machines and 10 table games, a 141-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso's buffet and 908 parking spaces.

        Our Natchez property is currently the only gaming facility in the Natchez market and generated total gaming revenues of approximately $36 million in calendar year 2009. We believe that the Natchez property attracts customers primarily from among the approximately 351,000 people residing within 60 miles of the Natchez property.

Missouri

Kansas City

        Our Kansas City property, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 1,201 slot machines and 22 table games, a 260-seat Calypso's buffet, a 45-seat Tradewinds Marketplace and 1,618 parking spaces.

        The Kansas City market consists of four dockside gaming facilities and a Native American casino. Operating statistics for the Native American casino are not published. The four dockside gaming facilities generated gaming revenues of approximately $720 million in calendar year 2009. Our Kansas City property generated gaming revenues of approximately $82 million during calendar year 2009. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.9 million residents

        On April 30, 2010, a ground-breaking ceremony was held to signify the beginning of construction of a $521 million casino at the Kansas Speedway located in Wyandotte County, Kansas. This casino could open in early 2012. In the fourth quarter of fiscal 2008 the State of Missouri, began reconstruction of the Paseo Bridge and interchanges adjacent to our property. The bridge and interchange construction is expected to continue into fiscal 2011. Access to our property has been and will continue to be hampered due to lane restrictions related to bridge construction and temporary entrance/exit ramp designs until the construction is completed.

Boonville

        Our Boonville property, which opened on December 6, 2001, is located three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 981 slot machines, 19 table games, a 140-room hotel, a 32,400 square foot pavilion and entertainment center and 1,101 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including an 83-seat Farraddays' restaurant, a 218-seat Calypso's buffet, a 24-seat Tradewinds Marketplace, an 800 seat event center, and an historic display area. Our Boonville property is the only gaming facility in central Missouri and generated gaming revenues of approximately $82 million in calendar year 2009. We believe that our Boonville casino attracts customers primarily from the approximately 583,000 people who reside within 60 miles of the property which includes the Columbia and Jefferson City areas.

Caruthersville

        Our Caruthersville property was acquired on June 11, 2007 and is a riverboat casino located along the Mississippi River in Southeast Missouri. In June 2008, the casino was re-branded as a Lady Luck casino with the construction and refurbishment completed in December 2008. The dockside casino offers 619 slot machines, 11 table games and 5 poker tables. As part of the re-branding, we renovated our 40,000 square foot pavilion, which includes a 130-seat Lone Wolf restaurant, bar and lounge, and a 270-seat Otis & Henry's restaurant. Renovations to the riverboat, including the casino floor, were completed in the summer of 2009. The property also operates a 10,000 square foot exposition center with seating for up to 1,100 patrons and has 1,000 parking spaces. Our Caruthersville facility is the only casino located in Southeast Missouri and generated gaming revenues of approximately $33 million in calendar year 2009. Approximately 647,000 people reside within 60 miles of the property.

        Recent Changes to Missouri Gaming Laws—During November 2008, gaming law changes became effective in Missouri which repealed the $500 loss limit.

Iowa

Bettendorf

        The Bettendorf property, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. The property consists of a dockside casino offering 1,010 slot machines and 31 table games, 514 hotel rooms, 40,000 square feet of flexible convention/banquet space, a 102-seat Farraddays' restaurant, a 272-seat Calypso's buffet, a 26-seat Tradewinds Marketplace and 1,597 parking spaces. We have entered into agreements with the City of Bettendorf, Iowa under which we manage and provide financial and operating support for the QC Waterfront Convention Center that is adjacent to our hotel. The QC Waterfront Convention Center opened in January 2009.

Davenport

        Our Davenport property, which we acquired in October 2000, is located at the intersection of River Drive and Highway 61, a state highway serving the Quad Cities metropolitan area. The property consists of a dockside gaming facility offering 954 slot machines, 16 table games, a 228-seat Hit Parade buffet, a Grab-n-Go food outlet and 911 parking spaces.

        The Quad Cities metropolitan area currently has three gaming operations—our two gaming facilities in Bettendorf and in Davenport, and one operator, which opened a larger land-based facility, including a hotel, in December 2008. The three operations in the Quad Cities generated total gaming revenues of approximately $210 million in calendar year 2009. Our Bettendorf and Davenport properties generated casino revenues for calendar year 2009 of approximately $82 million and $55 million, respectively. Our operations in the Quad Cities also compete with other gaming operations in Illinois and Iowa. Approximately 923,000 people reside within 60 miles of our Bettendorf and Davenport properties.

Marquette

        Our Marquette property, which we acquired in March 2000, is located in Marquette, Iowa, approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 600 slot machines and 13 table games, a marina and 475 parking spaces. During fiscal 2010, we completed the rebranding of the property as a Lady Luck casino. The facility now includes a newly themed 158-seat buffet restaurant, an Otis and Henry's Express food outlet and a Lone Wolf restaurant and bar.

        Our Marquette property is the only gaming facility in the Marquette, Iowa market and generated gaming revenues of approximately $30 million in calendar year 2009. We believe most of our Marquette customers are from northeast Iowa and Wisconsin, which includes approximately 491,000 people within 60 miles of our property, and we compete for those customers with other gaming facilities in Dubuque, Iowa and Native American casinos in southwestern Wisconsin.

Waterloo

        Our Waterloo property, which opened on June 30, 2007, is located adjacent to Highway 218 and US 20 in Waterloo, Iowa. The property consists of a single-level casino offering 1,040 slot machines, 27 table games and 5 poker tables. The property also offers a wide variety of non-gaming amenities, including a 123-seat Otis & Henry's restaurant, a 208-seat Isle buffet, a 36-seat Tradewinds marketplace, Club Capri Lounge, Fling feature bar, 5,000 square feet of meeting space, over 1,487 parking spaces and a 195-room hotel, which includes 27 suites, as well as an indoor pool and hot tub area.

        Our Waterloo property is the only gaming facility in the Waterloo, Iowa market and approximately 636,000 people live within 60 miles of the property. We compete with other casinos in eastern Iowa. We generated gaming revenues of approximately $78 million in calendar year 2009.

Colorado

Isle Casino Hotel-Black Hawk

        Isle Casino Hotel-Black Hawk commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,164 slot machines and 23 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. Isle Casino Hotel-Black Hawk also offers customers three restaurants, including a 114-seat Farraddays' restaurant, a 271-seat Calypso's buffet and a 36-seat Tradewinds Marketplace.

Lady Luck Casino-Black Hawk

        Lady Luck Casino-Black Hawk, which we acquired in April 2003 and rebranded in June 2009, is located across the intersection of Main Street and Mill Street from the Isle Casino Hotel-Black Hawk. The property consists of a land-based casino with 581 slot machines, 11 standard table games, a nine table poker room, a 164-room hotel that opened in December 2005 and 1,200 parking spaces in our parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk. The property also offers guests dining in its 94-seat Station Café that was opened in early 2007 as well as a grab and go fast serve food counter that is located in the lower level of the facility. Our Black Hawk sites are connected via sky bridges.

        When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 24 gaming facilities (seven of which have more than 600 slot machines), which in aggregate, generated gaming revenues of approximately $595 million in calendar year 2009. Our Black Hawk properties generated casino revenues for calendar year 2009 of approximately $132 million. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.9 million and is located approximately 40 miles east of Black Hawk and serves as the primary feeder market for Black Hawk.

        Recent Changes to Colorado Gaming Laws—On July 2, 2009, changes to the Colorado gaming law went into effect which extended the hours of operation from 18 to 24 hours per day, expanded the types of permitted table games to include craps and roulette, and increased the betting limits from $5 to $100 per bet.

Florida

Pompano

        In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is located off of Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida.

        Our Pompano facility includes 1,463 slot machines, a 38-table poker room, three restaurants, a feature bar and 3,781 parking spaces.

        Approximately 2.6 million people reside within a 25-mile radius of our Pompano facility, which competes with four other racinos and three Native American facilities in the market. While casino revenues are not available for all market competitors, we estimate that we operate approximately 12% of the slot machines in the market and generated approximately $121 million in casino revenues for calendar year 2009.

        Recent Changes to Florida Gaming Laws—In April 2010, changes were made to Florida law which, among other things, lowered our state gaming tax rate from 50% to 35% effective July 1, 2010. This legislation also allows the poker operations to remain open for the same hours as the slot floor and removes the poker betting limits. The changes to Florida law were combined with the approval of a gaming compact between the State of Florida and the Seminole Tribe of Florida. This gaming compact allows the tribe the exclusive right outside of Miami-Dade and Broward counties to operate slot machines and other similar electronic gaming devices and the right to operate live blackjack and baccarat table games for a period of five years at certain tribal gaming locations.

International Operations

        Lucaya—We operated a casino in Grand Bahama from December 2003 through November 2009, when we exited the operation.

        Blue Chip—We operated casinos in Dudley and Wolverhampton, England. These casinos opened during fiscal 2004 and were operated by us until they were sold in November 2009.

        Coventry—We operated a casino in the Coventry Convention Center from July 2007 through April 2009, when we terminated our lease and sold the casino and related assets.

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

        Specifically, our marketing programs and initiatives are tailored to support this corporate strategic plan and are generally focused on the following areas:

  •
  Customer Research:  Our marketing strategies have been developed and implemented to meet the needs and desires of our casino customers in each of our locations. In order to assess these needs and desires, we engage in significant customer research in each of our markets by conducting periodic surveys. Upon receipt of these surveys, we assess the attitudes of our customers and the customers of our competitors' properties towards the most important attributes of their experience in a regional and/or local gaming facility. We use the extensive information gathered from these research initiatives to make marketing, operating and development decisions that, we believe, will optimize the position of our properties relative to our competition.

  •
  Branding Initiatives:  Our strategic plan is designed to consolidate our property portfolio from four brands into two brands as the economy improves and we undertake significant new capital improvement programs. To date, we have begun this initiative through the re-branding of our properties in Caruthersville, Missouri, Marquette, Iowa, and the conversion of Colorado Central Station in Black Hawk, Colorado to Lady Luck-Black Hawk. As a component of these re-branding programs, we have also implemented newly-branded customer outlets, including custom restaurants and lounges that we are expanding through our portfolio to other properties. We believe, over time, this approach will allow us to more effectively align and promote our properties based upon customer needs and desires and market our properties on a consolidated basis. Furthermore, we expect our approach will streamline the costs associated with marketing our portfolio.

  •
  Database Marketing:  We have streamlined our database marketing initiatives across the Company in order to focus our marketing efforts on profitable customers who have demonstrated a willingness to regularly visit our properties. Specifically, we have focused on eliminating from our database customers who have historically been included in significant marketing efforts but have proven costly either as a result of excessive marketing expenditures on the part of the Company, or because these customers have become relatively dormant in terms of customer activity.

  •
  Segmentation:  We have compiled an extensive database of customer information over time. Among our most important marketing initiatives, we have introduced database segmentation to our properties and at the corporate level in order to adjust investment rates to a level at which we expect to meet a reasonable level of customer profit contribution.

  •
  Retail Development:  We believe that we must more effectively attract new, non-database customers to our properties in order to increase profitability and free cash flow. These customers are generally less expensive to attract and retain and, therefore, currently represent a significant opportunity for our operations.

Employees

        As of April 25, 2010, we employed approximately 7,500 people. We have a collective bargaining agreement with UNITE HERE covering approximately 375 employees at our Pompano property which expires in May 2012. We believe that our relationship with our employees is satisfactory.

Governmental Regulations

        The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability and character of the owners, managers and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K.

        Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, food service, smoking, environmental matters, employees and employment practices, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

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

ITEM 1A.    RISK FACTORS

We face significant competition from other gaming operations, including Native American gaming facilities, that could have a material adverse effect on our future operations.

        The gaming industry is intensely competitive, and we face a high degree of competition in the markets in which we operate. We have numerous competitors, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing, pari-mutuel operations or Native American-owned lands and video lottery and poker machines not located in casinos. Some of our competitors may have better name recognition, marketing and financial resources than we do; competitors with more financial resources may therefore be able to improve the quality of, or expand, their gaming facilities in a way that we may be unable to match.

        Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing gaming. Our existing gaming facilities compete directly with other gaming properties in the states in which we operate. Our existing casinos attract a significant number of their customers from Houston, Texas; Mobile, Alabama; Kansas City, Kansas; Southern Florida; Little Rock, Arkansas; and Denver, Colorado. Legalization of gaming in jurisdictions closer to these geographic markets other than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. Other jurisdictions, including states in close proximity to jurisdictions where we currently have operations, have considered and may consider legalizing casino gaming and other forms of competition. In addition, there is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new gaming licenses could be awarded in these markets, which could allow new gaming operators to enter our markets that could have an adverse effect on our operating results.

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

        Compliance with other laws.    We are also subject to a variety of other federal, state and local laws, rules, regulations and ordinances that apply to non-gaming businesses, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have an adverse effect on us or the results of our operations. However, several of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. The coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs.

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

        Several of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and must hold U.S. Coast Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and mandate licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat's Certificate of Documentation and Inspection could preclude its use as a riverboat casino. The U.S. Coast Guard has shifted inspection duties related to permanently moored casino vessels to the individual states. Louisiana and Missouri have elected to utilize the services of the American Bureau of Shipping ("ABS") to undertake the inspections. Iowa has elected to handle the inspections through the Iowa Department of Natural Resources. The states will continue the same inspection criteria as the U.S. Coast Guard in regard to annual and five year inspections. Depending on the outcome of these inspections a vessel could become subject to dry-docking for inspection of its hull, which could result in a temporary loss of service.

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

        Legislation in various forms to ban indoor tobacco smoking has recently been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. On January 1, 2008, a statewide smoking ban that includes casino floors went into effect in Colorado. This smoking ban in Colorado has had a negative impact on business volume at our Black Hawk properties.

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

        We have a significant amount of indebtedness. As of April 25, 2010, we had approximately $1.2 billion of total debt outstanding.

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

  •
  causing an event of default if we fail to satisfy the financial and restrictive covenants contained in the indenture and agreements governing our senior secured credit facility, our 7% senior subordinated notes due 2014 and our other indebtedness, which could result in all of our debt becoming immediately due and payable, could permit our secured lenders to foreclose on the assets securing our secured debt and have other adverse consequences, any of which, if not cured or waived, could have a material adverse effect on us;

  •
  if the indebtedness under our 7% senior subordinated notes, our senior secured credit facility, or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full;

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

        A substantial portion of our outstanding debt bears interest at variable rates, although we have entered into interest rate protection agreements expiring through fiscal 2014 with counterparty banks with respect to $420 million of our term loans under our senior secured credit facility. If short-term interest rates rise, our interest cost will increase on the unhedged portion of our variable rate indebtedness, which will adversely affect our results of operations and available cash.

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

        The terms of the indenture and agreements governing our senior secured credit facility, our 7% senior subordinated notes and our other indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future.

        As of April 25, 2010, we had the capacity to incur additional indebtedness, including the ability to incur additional indebtedness under all of our lines of credit, of approximately $109 million. Approximately $20 million of these lines of credit were used to support letters of credit. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility and the indenture governing our 7% senior subordinated notes. The indenture governing our 7% senior subordinated notes and our senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, the related risks that we now face could intensify.

We may not be able to renew or extend our senior secured credit facility or enter into a new credit facility in today's difficult markets. In addition, our ability to renew or extend our senior secured credit facility or to enter into a new credit facility may be impaired further if market conditions worsen. If we are able to renew or extend our senior secured credit facility, it may be on terms substantially less favorable than the current senior secured credit facility. We may face similar risks with respect to our outstanding bonds.

        Disruptions in the global markets have led to a scarcity of credit, tighter lending standards and higher interest rates on consumer and business loans. On February 17, 2010, in order to allow us to issue senior unsecured notes and to temporarily modify the leverage ratio and interest coverage ratio to provide for greater flexibility through April 30, 2012, we entered into an amendment to our $1.35 billion senior secured credit facility, which, among other things, reduced the capacity of the revolving line of credit by $100 million to $375 million and increased the interest rate of both the revolving line of credit and term loan portions to LIBOR + 3.00% with a LIBOR floor of 2.00%. As of April 25, 2010, we had approximately $817 million in term loans and approximately $21 million drawn on the revolving line of credit. The availability under our revolving line of credit as of April 25, 2010 was approximately $109 million, after consideration of approximately $20 million in outstanding letters of credit. Our ability to renew or extend our existing senior secured credit facility or to enter into a new credit facility to replace the existing senior secured credit facility could be impaired if market conditions worsen.

        In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. We can make no assurances that we will be able to enter into a new credit facility or renew or extend our existing senior secured credit facility, or whether any such credit facility will be available under acceptable terms. Failure to obtain sufficient financing or financing on acceptable terms would constrain our ability to operate our business and to continue our development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operation.

        Until recently, the bond market, and particularly the market for casino bonds, had deteriorated significantly over the prior 18 months. As such, outstanding bonds generally offer yields to maturity that are significantly higher than the yields offered at issuance. On May 12, 2004, we issued $500 million of 7% senior subordinated notes due in 2014. If the bond market does not further recover prior to the maturity of these bonds, we may be forced to refinance some or all of its debt on materially worse terms than we have currently. Although it is several years before these unsecured notes mature, our cash flow from operations is unlikely to be sufficient to retire all of such bonds at or prior to their maturity. Failure to obtain new debt on favorable or reasonable terms to replace existing debt could affect our liquidity and the value of our other securities, including our equity.

We may not be able to successfully expand to new locations or recover our investment in new properties which would adversely affect our operations and available resources.

        We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring or managing other gaming entertainment facilities or through redeveloping our existing facilities. The expansion of our operations, whether through acquisitions, development, management contracts or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. To the extent that we elect to pursue any new gaming acquisition, management or development opportunity, our ability to benefit from our investment will depend on many factors, including:

  •
  our ability to successfully identify attractive acquisition and development opportunities;

  •
  our ability to successfully operate any developed, managed or acquired properties;

  •
  our ability to attract and retain competent management and employees for the new locations;

  •
  our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number and subject to intense competition; and

  •
  the availability of adequate financing on acceptable terms.

        Many of these factors are beyond our control. There have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. Many analysts are predicting that these disruptions may continue for the foreseeable future. Accordingly, it is likely that we are dependent on free cash flow from operations and remaining borrowing capacity under our senior secured credit facility to implement our near-term expansion plans and fund our planned capital expenditures. As a result of these and other considerations, we cannot be sure that we will be able to recover our investments in any new gaming development or management opportunities or acquired facilities, or successfully expand to additional locations.

We may experience construction delays during our expansion or development projects that could adversely affect our operations.

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

We are controlled by the Goldstein family and their decisions may differ from those that may be made by other stockholders.

        Members of the Goldstein family, including Robert Goldstein, our Vice Chairman of the Board, and Jeffrey Goldstein and Richard Goldstein, two of our directors, and various family trusts associated with members of the Goldstein family, collectively own and control approximately 50.1% of our common stock as of May 14, 2010 and have entered into an Agreement, dated as of April 30, 2010 (the "Agreement"), related to the ownership of such common stock. The Agreement includes, but is not limited to an agreement by the parties to (i) coordinate their efforts with each other with respect to their ownership of our securities and ensure the interests of the Goldstein family are appropriately considered by our board of directors, (ii) notify the other parties of any purchase or sale of our securities, and (iii) jointly approve any filing with the Securities and Exchange Commission, press release or stockholder communication by a party.

        The Goldstein family has the power to control the election of our board of directors and the outcome of the vote on substantially all other matters, including amendment of our certificate of incorporation, amendment of our by-laws and significant corporate transactions, such as the approval of a merger or other transactions involving a sale of the Company. Such control may have the effect of discouraging transactions involving an actual or potential change of control, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock. The interests of the Goldstein family may differ from those of our other stockholders.

We have a history of fluctuations in our operating income (losses) from continuing operations, and we may incur additional operating losses from continuing operations in the future. Our operating results could fluctuate significantly on a periodic basis.

        We sustained a net (loss) from continuing operations of $(1.5) million in fiscal 2010 and earned net income from continuing operations of $61.2 million in fiscal 2009. Companies with fluctuations in income (loss) from continuing operations often find it more challenging to raise capital to finance improvements in their businesses and to undertake other activities that return value to their stockholders. In addition, companies with operating results that fluctuate significantly on a quarterly or annual basis experience increased volatility in their stock prices in addition to difficulties in raising capital. We cannot assure you that we will not have fluctuations in our income (losses) from continuing operations in the future, and should that occur, that we would not suffer adverse consequences to our business as a result, which could decrease the value of our common stock.

Inclement weather and other conditions could seriously disrupt our business and have a material, adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions, and other disasters, such as the recent oil spill in the Gulf of Mexico. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado. We cannot be sure that the proceeds from any future insurance claim will be sufficient to compensate us if one or more of our casinos experience a closure.

Reductions in discretionary consumer spending could have a material adverse effect on our business.

        Our business has been and may continue to be adversely affected by the economic recession currently being experienced in the United States, as we are highly dependent on discretionary spending by our patrons. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased unemployment, significant increases in energy prices, perceived or actual deterioration in general economic conditions, the current housing market crisis, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth, the current global economic recession and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and may adversely affect our revenues and operating cash flow. We are not able to predict the length or severity of the current economic circumstances.

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

        Additionally, lengthy strikes or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and result of operations.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

        From time to time, we are defendants in various lawsuits and gaming regulatory proceedings relating to matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

        We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters, acts of war or terrorism), that could severely disrupt our business or subject us to claims by third parties who are injured or harmed. Although we maintain insurance customary in our industry, (including property, casualty, terrorism and business interruption insurance) that insurance may not be adequate or available to cover all the risks to which our business and assets may be subject. The lack of sufficient insurance for these types of acts could expose us to heavy losses if any damages occur, directly or indirectly, that could have a significant adverse impact on our operations.

        We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

        A large majority of our revenues are attributable to slot machines at our casinos. It is important, for competitive reasons, we offer the most popular and up-to-date slot machine games, with the latest technology to our customers.

        In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements. Generally, a participating lease is substantially more expensive over the long-term than the cost to purchase a new slot machine.

        For competitive reasons, we may be forced to purchase new slot machines, slot machine systems, or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could adversely affect our profitability.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Lake Charles

        We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with our Lake Charles operations. This lease automatically renewed in March 2010 for five years and we have the option to renew it for 14 additional terms of five years each, subject to increases based on the Consumer Price Index ("CPI") with a minimum of 10% and construction of hotel facilities on the property. We own two hotels in Lake Charles with a total of 493 rooms. Annual rent payments under the Lake Charles lease are approximately $2.1 million.

Lula

        We lease approximately 1,000 acres of land in Coahoma County, Mississippi and utilize approximately 50 acres in connection with the operations in Lula, Mississippi. Unless terminated by us at an earlier date, the lease expires in 2033. Rent under the lease is currently 5.5% of gross gaming revenue as reported to the Mississippi Gaming Commission, plus $100,000 annually. We also own approximately 100 acres in Coahoma County, which may be utilized for future development.

Biloxi

        We lease the real estate upon which some of our land-based facilities, including the casino, are located from the City of Biloxi and the Mississippi Secretary of State at current annual rent of $561,800 per year, plus 3% of our Biloxi property's gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2014, but it is renewable at our option for four additional terms of five years each and one more option renewal term, concluding on January 31, 2034, subject to rent increases based on the CPI, limited to 6% for each renewal period.

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

        In August 2002, we entered into a lease for two additional parcels of land adjoining our property and the hotel. On the parcel adjoining the Biloxi property, we constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. We have constructed a 400-room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, we may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease was $3.8 million for lease year ending July 31, 2009, and estimated to be $3.8 million for the lease year ending July 31, 2010. The minimum rent for the lease year beginning August 1, 2009 will be $3.8 million in accordance with the terms of the lease agreement. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

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

        We have also entered into a joint venture arrangement to sublease a surface parking lot next to our Biloxi property. Our portion of the annual rent under this lease is approximately $229,000. The current term is for five years expiring December 31, 2010, with a renewal option for an additional five-year term (under which our annual rent would increase based on the CPI), extending the lease through December 31, 2015, if exercised.

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

Kansas City

        We lease approximately 28 acres of land from the Kansas City Port Authority in connection with the operation of our Kansas City property. The term of the original lease was ten years and was renewed in October 2006 for an additional five years. The lease includes seven additional five-year renewal options. The minimum lease payments correspond to any rise or fall in the CPI, initially after the ten-year term of the lease or October 18, 2006 and thereafter, at each five year renewal date. Rent under the lease currently is the greater of $2.6 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

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

Bettendorf

        We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of our Bettendorf property. We also operate under a long-term lease with the City of Bettendorf, the QC Waterfront Convention Center that is adjacent to our new hotel tower. Future minimum payments associated with the convention center are approximately $1.1 million per year. We also lease approximately eight acres of land on a month-to-month basis from an entity owned by members of the Goldstein family, including Robert S. Goldstein, our Vice Chairman of the Board and Jeffrey D. Goldstein and Richard A. Goldstein, directors of our company, which we utilize for parking. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $5,000 per month. We terminated a lease for warehouse space in January 2010 with the same entity.

Davenport

        Pursuant to various lease agreements with the City of Davenport, we lease approximately 12 acres of land in Davenport, Iowa used in connection with the operations of our Davenport property. The aggregate annual rent on these leases is approximately $0.2 million and they have varying expiration dates through 2022.

Marquette

        We lease the dock site in Marquette, Iowa that is used in connection with our Marquette operations. The lease expires in 2019, and annual rent under the lease is approximately $180,000, plus $1.00 per passenger, plus 2.5% of gaming revenues (less state wagering taxes) in excess of $20.0 million but less than $40.0 million; 5% of gaming revenues (less state wagering taxes) in excess of $40.0 million but less than $60.0 million; and 7.5% of gaming revenues (less state wagering taxes) in excess of $60.0 million. We have an easement related to an overhead pedestrian bridge and driveway that is an annual payment of approximately $6,300. We also own approximately 25 acres of land for the pavilion, satellite offices, warehouse, lots by the marina and other property. Prior to September 2009 at which time the lease was terminated, we leased approximately two acres of land used for the employee parking lot with a monthly rental of $417.

Waterloo

        We own approximately 54 acres of land in Waterloo, Iowa used in connection with the operation of our Waterloo property. We also entered into a three-year lease agreement for 17,517 square feet of warehouse space. Rent under this lease is currently $5,022 per month.

Isle-Black Hawk

        We own approximately 10 acres of land in Black Hawk, Colorado for use in connection with our Black Hawk operations. The property leases an additional parcel of land adjoining the Isle-Black Hawk where the Lady Luck Hotel and parking are located. This lease is for an initial term of nine years with options to renew for 18 additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is currently $1.8 million indexed to correspond to any rise or fall in the CPI at one-year intervals, not to exceed a 3% increase or decrease from the previous year's rate.

Lady Luck-Black Hawk

        We own or lease approximately seven acres of land in Black Hawk, Colorado for use in connection with the Lady Luck-Black Hawk. The property leases an additional parcel of land near the Lady Luck-Black Hawk for parking as described above. This lease is for an initial term of 10 years with options to renew for nine additional terms of 10 years each with the final option period concluding August 2094. Currently the annual rent is $576,000 and renewals are subject to 20% rent increases over the rate of the previous term.

Pompano

        We own approximately 223 acres at Pompano.

Other

        We own all of the riverboats and barges utilized at our facilities. We also own or lease all of our gaming and non-gaming equipment.

        We lease our principal corporate office in Creve Coeur, Missouri, and office space in Biloxi, Mississippi.

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

        In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece's appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has tentatively been scheduled for November 2010.

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 25, 2010, we have accrued an estimated liability including interest of $10.6 million. Our accrual is based upon management's estimate of the original claim by the plaintiffs for lost payments. We continue to accrue interest on the asserted claim. We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

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

ITEM 4.    [REMOVED AND RESERVED]

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

	High	Low
First Quarter (through June 4, 2010)	$11.71	$9.21
Fiscal Year Ending April 25, 2010
Fourth Quarter	$11.81	$7.28
Third Quarter	9.41	7.21
Second Quarter	12.25	9.75
First Quarter	13.78	8.65
Fiscal Year Ending April 26, 2009
Fourth Quarter	$9.27	$2.63
Third Quarter	5.29	2.37
Second Quarter	9.08	3.57
First Quarter	7.45	4.20
  ii.
  Holders of Common Stock.    As of June 4, 2010, there were approximately 1,388 holders of record of our common stock.

  iii.
  Dividends.    We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of our company. In addition, our senior secured credit facility and the indenture governing our senior subordinated 7% notes limit our ability to pay dividends. See "Item 8—Financial Statements and Supplementary Data—Isle of Capri Casinos, Inc.—Notes to Consolidated Financial Statements—Note 8." Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations would generate the funds needed to declare a cash dividend or that we would have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may further prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1—Business—Governmental Regulations."

(b)
Issuance of Unregistered Securities

        None.

(c)
Purchases of our Common Stock

        We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares. To date we have purchased 4,895,792 shares of common stock under these programs. These programs have no approved dollar amount, nor expiration dates. No purchases were made during the fiscal year ended April 25, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Isle of Capri Casinos, Inc., The NASDAQ Composite Index
and The Dow Jones US Gambling Index

*
$100 invested on 4/24/05 in stock or 4/30/10 index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

	Fiscal Year Ended(1)
	April 25, 2010	April 26, 2009	April 27, 2008	April 29, 2007	April 30, 2006
	(dollars in millions, except per share data)
Statement of Operations
Revenues:
Casino	$1,013.4	$1,055.7	$1,092.3	$991.4	$973.3
Rooms	43.0	46.4	49.5	49.6	37.0
Pari-mutuel, food, beverage and other	135.0	138.6	150.1	145.6	142.2
Hurricane and other insurance recoveries	—	62.9	0.4	2.8	—

Gross revenues	1,191.4	1,303.6	1,292.3	1,189.4	1,152.5
Less promotional allowances	(191.6)	(195.6)	(200.9)	(214.1)	(200.1)

Net revenues	999.8	1,108.0	1,091.4	975.3	952.4
Operating expenses:
Casino	153.8	151.6	151.1	154.2	145.5
Gaming taxes	262.2	269.9	285.4	213.7	213.9
Rooms	10.9	12.3	12.5	10.6	8.8
Pari-mutuel, food, beverage and other	44.8	51.5	57.0	44.6	44.4
Marine and facilities	61.5	64.4	65.5	58.5	55.3
Marketing and administrative	253.1	256.2	270.1	256.4	227.4
Corporate and development	46.8	41.3	47.3	56.1	52.8
Expense recoveries and other charges, net	(6.8)	36.1	6.5	7.8	0.2
Hurricane and other insurance recoveries	—	(32.3)	(1.8)	—	—
Preopening	—	—	3.7	11.4	0.3
Depreciation and amortization	109.5	122.5	128.9	96.7	85.4

Total operating expenses	935.8	973.5	1,026.2	910.0	834.0

Operating income	64.0	134.5	65.2	65.3	118.4
Interest expense	(75.4)	(92.0)	(106.8)	(88.1)	(75.1)
Interest income	1.8	2.1	3.2	7.0	2.2
Other	(0.3)	—	—	—	—
Gain (loss) on early extinguishment of debt	—	57.7	(15.3)	—	(2.1)

Income (loss) from continuing operations before income taxes and including noncontolling interest	(9.9)	102.3	(53.7)	(15.8)	43.4
Income tax benefit (provision)	8.4	(41.1)	20.9	0.8	(10.5)

Income (loss) from continuing operations including noncontrolling interest	(1.5)	61.2	(32.8)	(15.0)	32.9
(Loss) income from discontinued operations, net of income taxes	(1.8)	(17.6)	(59.2)	13.9	(7.5)

Net income (loss) including noncontolling interest	(3.3)	43.6	(92.0)	(1.1)	25.4
Less net income (loss) attributable to the nocontrolling interest	—	—	(4.9)	(3.5)	(6.5)

Net income (loss) attributable to common stockholders	$(3.3)	$43.6	$(96.9)	$(4.6)	$18.9

	Fiscal Year Ended(1)
	April 25, 2010	April 26, 2009	April 27, 2008	April 29, 2007	April 30, 2006
	(dollars in millions, except per share data)
Statement of Operations Data (continued):
Income (loss) per common share attributable to common stockholders
Basic
Income (loss) from continuing operations	$(0.05)	$1.95	$(1.24)	$(0.61)	$0.88
Income from discontinued operations	(0.05)	(0.56)	(1.92)	0.46	(0.25)

Net Income (loss)	$(0.10)	$1.39	$(3.16)	$(0.15)	$0.63

Diluted
Income (loss) from continuing operations	$(0.05)	$1.95	$(1.24)	$(0.61)	$0.84
Income from discontinued operations	(0.05)	(0.56)	(1.92)	0.46	(0.24)

Net Income (loss)	$(0.10)	$1.39	$(3.16)	$(0.15)	$0.60

Other Data:
Net cash provided by (used in):
Operating activities	$106.4	$190.6	$133.4	$70.9	$86.7
Investing activities	(31.0)	(27.9)	(302.4)	(197.3)	(176.4)
Financing activities	(104.0)	(157.2)	72.5	193.5	64.9
Capital expenditures	(27.7)	(58.6)	(190.5)	(451.4)	(224.4)
Balance Sheet Data:
Cash and cash equivalents	$68.1	$96.7	$91.8	$188.1	$121.0
Total assets	1,674.8	1,782.7	1,974.2	2,075.7	1,877.7
Long-term debt, including current portion	1,200.9	1,301.1	1,507.3	1,418.0	1,219.1
Stockholders' equity	240.2	228.4	188.0	281.8	280.2
Operating Data:
Number of slot machines	14,579	15,373	15,393	14,121	12,494
Number of table games	368	369	387	324	322
Number of hotel rooms	3,079	3,104	3,107	2,674	2,652
Number of parking spaces	20,696	22,290	21,229	19,484	13,847

(1)
Our fiscal year ended April 30, 2006 includes 53 weeks while all other fiscal years include 52 weeks. The results reflect Lucaya, Blue Chip, Coventry, Bossier City and Vicksburg as discontinued operations. We opened new casino operations in Pompano, Florida and Waterloo, Iowa in April 2007 and June 2007, respectively. We acquired our casino operations in Caruthersville, Missouri in June 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Annual Report on Form 10-K.

Executive Overview

        We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States. We have sought and established geographic diversity to limit the risks caused by weather, regional economic difficulties, gaming tax rates and regulations of local gaming authorities. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. We also operate a harness racing track at our casino in Florida.

        Our operating results for the periods presented have been affected, both positively and negatively, by several factors discussed in detail below. Our business has been and may continue to be adversely affected by the economic recession currently being experienced in the United States, as we are highly dependent on discretionary spending by our patrons. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and giving consideration to the following:

        Items Impacting Income (Loss) from Continuing Operations—Significant items impacting our income (loss) from continuing operations during the fiscal years ended April 25, 2010, April 26, 2009 and April 27, 2008 are as follows:

	Fiscal Year Ended
	April 25, 2010	April 26, 2009	April 27, 2008
Hurricane and other insurance recoveries, net	$—	$95.2	$2.1
Expense recoveries and other charges, net	6.8	(36.1)	(6.5)
Pre-opening	—	—	(3.6)
Gain (loss) on early extinguishment of debt	—	57.7	(15.3)
Noncontrolling interest	—	—	(4.9)

          Hurricane and Other Insurance Recoveries, net— Our insurance recoveries for fiscal 2009 include $92.2 million relating to the final settlement of our Hurricane Katrina claim at our Biloxi property and other insurance recoveries.

          Expense Recoveries and Other Charges, net— During fiscal 2010, we recorded an other expense reduction of $6.8 million representing the discounted value of a receivable for reimbursement of development costs expensed in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following our current assessment of collectability.

          As a result of our annual impairment tests of goodwill and long-lived intangible assets under ASC 350, we recorded impairment charges of $18.3 million at our Black Hawk property in fiscal 2009. The results from operations for fiscal 2009 also include a $11.9 million write-off of construction in progress at our Biloxi property following our decision not to continue a previously anticipated construction project, and a $6.0 million charge following our termination of an agreement for a potential development of a casino in Portland, Oregon.

          Fiscal 2008 results also include $6.5 million of charges related to the termination of our plans to develop a new casino in west Harrison County, Mississippi and the cancellation of construction projects in Davenport, Iowa and Kansas City, Missouri.

          Opening/Acquisition of New Properties and Pre-opening Expenses— During fiscal 2008, our operating results were impacted by the opening of the gaming facility at our Pompano location in April 2007, the acquisition of our Caruthersville, Missouri casino in June 2007 and the opening of our Waterloo, Iowa casino in June 2007. The periods prior to the opening of each of our new casino operations were impacted by pre-opening expenses.

          Gain (Loss) on Early Extinguishment of Debt— During fiscal 2009, we retired $142.7 million of our senior subordinated notes, through a tender offer, for a cash payment of $82.8 million utilizing the proceeds from our Hurricane Katrina settlement and repaid $35.0 million of our variable rate term loans as required under our senior secured credit facility. After expenses related to the elimination of deferred financing costs and transactions costs, we recognized a net pretax gain of $57.7 million related to these transactions.

          We recorded a total of $15.3 million in losses associated with the early extinguishment of debt during fiscal 2008, consisting of a $9.0 million call premium paid to retire $200.0 million of our 9% senior subordinated notes, and $6.3 million of deferred financing costs associated with retired debt instruments.

          Acquisition of Noncontrolling Interest— On January 27, 2008, we acquired the 43% minority interest in our Black Hawk, Colorado casino properties for $64.8 million.

        In addition to the items in the table the following items also have had an impact on our operations or the comparability of our operating results between years:

          Discontinued Operations— Discontinued operations include the results of our Lucaya, Blue Chip and Coventry properties. During November 2009 we exited our Lucaya casino. During fiscal 2010, we completed the sale of our Blue Chip casino properties under a plan of administration and have no continuing involvement in its operation. During fiscal 2009, we recorded a $1.4 million charge to reduce the Blue Chip assets held for sale to their estimated fair value. The administration process is expected to be completed during fiscal 2011.

          On April 23, 2009, we completed the sale of our assets and terminated our lease of Arena Coventry Convention Center relating to our casino operations in Coventry, England. Our lease termination costs and other expenses, net of cash proceeds from our assets sales, resulted in a pretax charge of $12.0 million recorded in fiscal 2009 related to our discontinued Coventry operations.

          Increased Competition— The opening of a new hotel in October 2009 by a competitor in Black Hawk, Colorado has had a negative impact on our Black Hawk, Colorado properties in fiscal 2010. The opening of a competing land-based facility, which replaced a riverboat operation in the Quad Cities area during December 2008, has had a negative impact on net revenues and operating results at our Bettendorf and Davenport, Iowa properties in the latter part of fiscal 2009 and in fiscal 2010. The introduction of table games and expansion of Class III gaming at competing Native American casinos, beginning July 2008, has had a negative impact on our Pompano property's net revenues and operating results in fiscal 2010 and 2009.

          Gaming Law Changes— During November 2008, gaming law changes became effective in Missouri which repealed the $500 loss limit. During early July 2009, gaming law changes became effective in Colorado which extended the hours of operations, expanded the types of allowable table games and increased the betting limit from $5 to $100 per bet. Our gaming revenues reflect the favorable impact of these changes in state gaming laws.

          In April 2010, changes were made to Florida law which, among other things, will lower our state gaming tax rate from 50% to 35% effective July 1, 2010. It also allows the poker operations to remain open for the same hours as the slot floor and removes the poker betting limits.

          Smoking Restrictions— While we have benefited at our Bettendorf and Davenport, Iowa properties from a smoking ban that impacts a competitor, the smoking ban enacted in Colorado during January 2008 has had a continuing adverse impact on our overall operating results at our Black Hawk, Colorado properties.

Results of Operations

        Our results of continuing operations for the fiscal years ended April 25, 2010, April 26, 2009 and April 27, 2008 reflect the consolidated operations of all of our subsidiaries. Our international operations, including Coventry, Blue Chip and Lucaya are presented as discontinued operations. The results for our fiscal years 2009 and 2008 have been reclassified to reflect the classification of all international operations as discontinued operations as well as to conform our financial presentation to our current year financial statement format. Our Lucaya operations were classified as discontinued operations in the third quarter of fiscal 2010, our Coventry and Blue Chip Casino operations were classified as discontinued operations in the fourth quarter of fiscal 2009.

        Our fiscal year ends on the last Sunday in April. This fiscal year convention creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. The fiscal years ended April 25, 2010, April 26, 2009 and April 27, 2008 were all 52-week years.

ISLE OF CAPRI CASINOS, INC.

(In thousands)

	Net Revenues Fiscal Year Ended			Operating Income (Loss) Fiscal Year Ended
(in thousands)	April 25, 2010	April 26, 2009	April 27, 2008	April 25, 2010	April 26, 2009	April 27, 2008
Mississippi
Biloxi	$72,602	$83,880	$90,952	$(8,306)	$(7,952)	$(3,538)
Natchez	32,826	37,023	35,656	8,868	10,811	7,412
Lula	68,147	70,985	75,336	10,692	11,498	11,034

Mississippi Total	173,575	191,888	201,944	11,254	14,357	14,908
Louisiana
Lakes Charles	139,423	152,112	159,456	13,317	22,041	20,623
Missouri
Kansas City	76,815	74,435	75,556	13,717	10,369	8,121
Boonville	77,759	78,582	79,802	21,125	20,737	19,485
Caruthersville(1)	32,685	31,579	26,857	3,853	1,638	2,574

Missouri Total	187,259	184,596	182,215	38,695	32,744	30,180
Iowa
Bettendorf	79,527	91,661	92,060	12,624	20,090	18,967
Davenport	48,075	49,005	52,333	10,494	10,351	8,834
Marquette	27,176	29,875	32,866	1,330	3,705	4,380
Waterloo(2)	81,261	80,544	64,650	11,614	11,377	5,661

Iowa Total	236,039	251,085	241,909	36,062	45,523	37,842
Colorado
Black Hawk/Colorado
Central Station	126,140	123,382	144,083	14,891	14,688	30,811
Florida
Pompano	135,998	142,672	160,831	(6,951)	(6,434)	(7,442)
Insurance recoveries(3)	—	61,845	348	—	94,073	2,105
Expense recoveries and other charges, net(4)		—	—	6,762	(36,125)	(6,526)
Pre-opening(2)		—	—	—	—	(3,654)
Corporate and other	1,402	455	597	(49,974)	(46,335)	(53,696)

From continuing operations	$999,836	$1,108,035	$1,091,383	$64,056	$134,532	$65,151

Note: This table excludes our international properties which have been classified as discontinued operations.

(1)
Reflects results since the June 2007 acquisition effective date.

(2)
Waterloo opened for operations in June 2007. Reflects pre-opening expenses related to this property.

(3)
Insurance recoveries include business interruption proceeds of $62,932, included in net revenues in fiscal 2009. $61,845 of this amount relates to settlement for events that occurred prior to fiscal 2009 (primarily Hurricane Katrina).

(4)
Expense recoveries and other charges include expense recoveries, valuations and other charges. See Executive Overview—Expense Recoveries and Other Charges, net for a detailed discussion of such items.

Fiscal 2010 Compared to Fiscal 2009

Revenues

        Revenues for the fiscal years 2010 and 2009 are as follows:

	Fiscal Year Ended
(in thousands)	April 25, 2010	April 26, 2009	Variance	Percentage Variance
Revenues:
Casino	$1,013,386	$1,055,694	$(42,308)	-4.0%
Rooms	43,007	46,380	(3,373)	-7.3%
Pari-mutuel, food, beverage and other	134,994	138,632	(3,638)	-2.6%
Hurricane and other insurance recoveries	—	62,932	(62,932)	N/M

Gross revenues	1,191,387	1,303,638	(112,251)	-8.6%
Less promotional allowances	(191,551)	(195,603)	4,052	2.1%

Net revenues	$999,836	$1,108,035	(108,199)	-9.8%

        Casino Revenues—Casino revenues decreased $42.3 million, or 4.0%, in fiscal 2010 compared to fiscal 2009. We experienced a decrease in casino revenues at most of our properties primarily as a result of the continued deterioration in discretionary consumer spending in conjunction with poor economic conditions, with our properties in Lake Charles and Biloxi experiencing decreases of $9.5 million and $8.1 million, respectively. Casino revenues at our Quad Cities properties declined $13.9 million due to competition from a new land-based facility and casino revenues at our Pompano slot facility declined $3.6 million due to expansion of nearby competing Native American casinos.

        Rooms Revenue—Rooms revenue decreased $3.4 million, or 7.3%, in fiscal 2010 compared to fiscal 2009 primarily resulting from decreased occupancy and lower average room rates as a result of reduced consumer demand for rooms.

        Pari-mutuel, Food, Beverage and Other Revenues —Pari-mutuel, food, beverage and other revenues decreased $3.6 million, or 2.6%, in fiscal 2010 compared to fiscal 2009. This decrease was a result of a decrease of $3.7 million in pari-mutuel revenues at Pompano as a result of a 33 day decrease in year over year live racing days offset by a net increase in food, beverage and other revenues.

        Promotional Allowances—Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances decreased by $4.1 million in fiscal 2010 compared to fiscal 2009 due to changes in our promotions and corresponding reductions in our revenues. For fiscal 2010 and 2009, promotional allowances as a percentage of casino revenues were 18.9% and 18.5%, respectively.

Operating Expenses

        Operating expenses for the fiscal years 2010 and 2009 are as follows:

	Fiscal Year Ended
(in thousands)	April 25, 2010	April 26, 2009	Variance	Percentage Variance
Operating expenses:
Casino	$153,838	$151,610	$2,228	1.5%
Gaming taxes	262,241	269,928	(7,687)	-2.8%
Rooms	10,845	12,306	(1,461)	-11.9%
Pari-mutuel, food, beverage and other	44,760	51,462	(6,702)	-13.0%
Marine and facilities	61,507	64,368	(2,861)	-4.4%
Marketing and administrative	253,097	256,210	(3,113)	-1.2%
Corporate and development	46,750	41,331	5,419	13.1%
Expense recoveries and other charges, net	(6,762)	36,125	(42,887)	-118.7%
Hurricane and other insurance recoveries	—	(32,277)	32,277	N/M
Depreciation and amortization	109,504	122,440	(12,936)	-10.6%

Total operating expenses	$935,780	$973,503	(37,723)	-3.9%

        Casino—Casino operating expenses increased $2.2 million, or 1.5% in fiscal 2010 compared to fiscal 2009. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of our casinos. This increase was primarily the result of increased cost of casino operations at our Black Hawk casinos following a July 2009 regulatory change expanding the hours of gaming operations.

        Gaming Taxes—Gaming taxes decreased by $7.7 million, or 2.8%, in fiscal 2010 compared to fiscal 2009. This reduction in gaming taxes is primarily a result of a 4.0% decrease in casino gaming revenue and changes in mix of gaming revenues among states with differing gaming tax rates.

        Rooms—Rooms expenses decreased by $1.5 million or 11.9% in fiscal 2010 compared to fiscal 2009. Overall reductions in rooms expenses corresponds to our 7.3% decline in rooms revenue.

        Pari-mutuel, Food, Beverage and Other—Pari-mutuel, food, beverage and other expenses decreased $6.7 million, or 13.0%, in fiscal 2010 as compared to fiscal 2009. Pari-mutuel operating costs at Pompano decreased $4.2 million in fiscal 2010 compared to fiscal 2009. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. The decreases in current year as compared to prior year are a result of reduction of 33 live racing days during the current fiscal year. The reduction in food and beverage expenses resulted primarily from labor and other cost reductions. Food and beverage expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments.

        Marine and Facilities—These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. Marine and facilities expenses decreased $2.9 million, or 4.4%, in fiscal 2010 compared to fiscal 2009 and is the result of $1.5 million in utility cost reductions, $0.5 million in reduced payroll costs and $0.9 million in other cost reductions.

        Marketing and Administrative—These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees, insurance and property taxes. The $3.1 million decrease in marketing and administrative expenses in fiscal 2010, as compared to fiscal 2009, reflects our decision to reduce marketing costs to less profitable customer segments and to reduce our administrative costs.

        Corporate and Development—During fiscal 2010, our corporate and development expenses were $46.8 million compared to $41.3 million for fiscal 2009. This increase in corporate and development expense reflects $1.8 million of costs associated with the amendment of our credit facility, a $1.1 million increase in stock compensation expense and other increases in professional and other expenses associated with our development and acquisition activities.

        Depreciation and Amortization—Depreciation and amortization expense decreased by $12.9 million, or 10.6%, in fiscal 2010, as compared to fiscal 2009 primarily due to certain assets becoming fully depreciated during the current year.

Other Income (Expense), Income Taxes, Minority Interest and Discontinued Operations

        Interest expense, interest income, other, gain on early extinguishment of debt, income tax (provision) benefit, minority interest and income from discontinued operations, net of income taxes for the fiscal years 2010 and 2009 are as follows:

	Fiscal Year Ended
(in thousands)	April 25, 2010	April 26, 2009	Variance	Percentage Variance
Interest expense	$(75,434)	$(92,065)	$16,631	-18.1%
Interest income	1,833	2,112	(279)	-13.2%
Other	(370)	—	(370)	N/M
Gain on early extinguishment of debt	—	57,693	(57,693)	N/M
Income tax (provision) benefit	8,374	(41,039)	49,413	-120.4%
Loss from discontinued operations, net of income taxes	(1,732)	(17,658)	15,926	-90.2%

        Interest Expense—Interest expense decreased $16.6 million, or 18.1%, in fiscal 2010 compared to fiscal 2009 resulting from lower average debt balances. Our lower average debt balance resulted from the reduction of $142.7 million of our senior subordinated 7% notes and a $35.0 million repayment on our senior secured credit facility debt in February and March 2009, respectively. While we have experienced a decrease in the interest rate on the variable interest rate components of our debt through the third quarter of fiscal 2010, our senior secured credit facility amendment during the fourth quarter of fiscal 2010 increased our overall interest rates. See liquidity and capital resources for additional discussion of our senior secured credit facility amendment.

        Interest Income—During fiscal 2010, our interest income decreased $0.3 million as compared to fiscal 2009. The change in interest income reflects changes in our invested cash and marketable securities balances and lower interest rates.

        Other—This includes expenses related to the change in fair value of our ineffective interest rate swap agreements.

        Income Tax (Provision) Benefit—Our income tax (provision) benefit from continuing operations and our effective income tax rate has been impacted by our settlement of certain tax liabilities for $4.7 million less than our estimated accrual, our amount of annual taxable income (loss) for financial statement purposes as well as our percentage of permanent items in relation to such income or loss. Effective income tax rates were as follows:

	April 25, 2010	April 26, 2009
Continuing operations	84.4%	40.1%
Total	73.2%	41.7%

Fiscal 2009 Compared to Fiscal 2008

Revenues

        Revenues for the fiscal years 2009 and 2008 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2009	April 27, 2008	Variance	Percentage Variance
Revenues:
Casino	$1,055,694	$1,092,293	$(36,599)	-3.4%
Rooms	46,380	49,498	(3,118)	-6.3%
Pari-mutuel, food, beverage and other	138,632	150,144	(11,512)	-7.7%
Hurricane and other insurance recoveries	62,932	348	62,584	N/M

Gross revenues	1,303,638	1,292,283	11,355	0.9%
Less promotional allowances	(195,603)	(200,900)	5,297	2.6%

Net revenues	$1,108,035	$1,091,383	16,652	1.5%

        Casino Revenues—Casino revenues decreased $36.6 million, or 3.4%, in fiscal 2009 compared to fiscal 2008. We experienced a decrease in casino revenues at most of our properties primarily as a result of the continued deterioration in discretionary consumer spending in conjunction with poor economic conditions. Our Black Hawk properties' $24.2 million decline in casino revenues as compared to fiscal 2008 also reflects the impact of a statewide smoking ban effective for Colorado casinos on January 1, 2008. The $8.4 million decrease in casino revenues at our Pompano slot facility also reflects the expansion of nearby competing Native American casinos. Decreases in our casino revenues were partially offset by increases in casino revenues of $20.5 million at our Waterloo and Caruthersville properties due to the casinos being opened for a full 12 months in fiscal 2009 compared to only 10 and nine months, respectively, in fiscal 2008.

        Rooms Revenue—Rooms revenue decreased $3.1 million, or 6.3%, in fiscal 2009 compared to fiscal 2008 primarily resulting from decreased occupancy and lower average room rates as a result of reduced consumer demand for rooms.

        Pari-mutuel, Food, Beverage and Other Revenues —Pari-mutuel, food, beverage and other revenues decreased $11.5 million, or 7.7% in fiscal 2009 compared to fiscal 2008 corresponding to an overall reduction in casino revenues and due to decreases in consumer spending caused by current economic conditions. Pari-mutuel commissions and fees earned at Pompano decreased $3.2 million, or 16.8% compared to the prior fiscal year due to decreases in wagering. These decreases were offset by increases at our Waterloo and Caruthersville properties due to the casinos being opened for a full 12 months in fiscal 2009 compared to only 10 and nine months, respectively, in fiscal 2008.

        Promotional Allowances—Promotional allowances, which are made up of complimentary revenues, cash points and coupons, are rewards that we give our loyal customers to encourage them to continue to patronize our properties. These allowances decreased by $5.3 million in fiscal 2009 compared to fiscal 2008 primarily due to a decrease in patrons. For fiscal 2009 and 2008, promotional allowances as a percentage of casino revenues were 18.5% and 18.4%, respectively.

Operating Expenses

        Operating expenses for the fiscal years 2009 and 2008 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2009	April 27, 2008	Variance	Percentage Variance
Operating expenses:
Casino	$151,610	$151,090	$520	0.3%
Gaming taxes	269,928	285,370	(15,442)	-5.4%
Rooms	12,306	12,494	(188)	-1.5%
Pari-mutuel, food, beverage and other	51,462	57,030	(5,568)	-9.8%
Marine and facilities	64,368	65,469	(1,101)	-1.7%
Marketing and administrative	256,210	270,087	(13,877)	-5.1%
Corporate and development	41,331	47,334	(6,003)	-12.7%
Expense recoveries and other charges, net	36,125	6,526	29,599	453.6%
Hurricane and other insurance recoveries	(32,277)	(1,757)	(30,520)	N/M
Pre-opening	—	3,654	(3,654)	-100.0%
Depreciation and amortization	122,440	128,935	(6,495)	-5.0%

Total operating expenses	$973,503	$1,026,232	(52,729)	-5.1%

        Casino—Casino operating expenses increased nominally year over year. These expenses are primarily comprised of salaries, wages and benefits and other operating expenses of our casinos. Casino properties opened in fiscal 2008 experienced a $7.8 million increase in year over year casino expenses while casino properties operating for both years experienced a $7.3 million reduction in casino expenses corresponding to an overall decrease in gaming revenues and management's increased focus on cost management.

        Gaming Taxes—State and local gaming taxes decreased by $15.4 million, or 5.4%, in fiscal 2009 compared to fiscal 2008. This reduction in gaming taxes is primarily a result of a 3.4% decrease in casino gaming revenue and changes in gaming revenues among states with differing gaming tax rates and refund of a $1.9 million in gaming taxes at our Pompano facility following an agreement reached with the State of Florida regarding the interpretation of the gaming tax calculation based on gaming taxes paid since Pompano's opening.

        Pari-mutuel, Food, Beverage and Other—Pari-mutuel, food, beverage and other expenses decreased $5.6 million, or 9.8%, in fiscal 2009 as compared to fiscal 2008. A $2.4 million reduction in food and beverage expenses reflects a decrease in overall food and beverage revenues with food and beverage expenses as a percentage of gross food and beverage revenues remaining stable in both fiscal 2009 and 2008. Food and beverage expenses consist primarily of the cost of goods sold, salaries, wages and benefits and other operating expenses of these departments. This decrease reflects the reductions in our food, beverage and other revenues. Pari-mutuel operating costs of Pompano decreased $3.1 million in fiscal 2009 compared to fiscal 2008. Such costs consist primarily of compensation, benefits, purses, simulcast fees and other direct costs of track operations. The decreases in the current year as compared to prior year are a result of cost reductions related to our pari-mutuel operations.

        Marine and Facilities—These expenses include salaries, wages and benefits of the marine and facilities departments, operating expenses of the marine crews, maintenance of public areas, housekeeping and general maintenance of the riverboats and pavilions. Marine and facilities expenses decreased $1.1 million, or 1.7%, in fiscal 2009 compared to fiscal 2008 and is the result of headcount reductions and cost management.

        Marketing and Administrative—These expenses include salaries, wages and benefits of the marketing and sales departments, as well as promotions, direct mail, advertising, special events and entertainment. Administrative expenses include administration and human resource department expenses, rent, professional fees, insurance and property taxes. The $13.9 million decrease in marketing and administrative expenses in fiscal 2009 compared to fiscal 2008, reflects our decision to reduce marketing costs to less profitable customer segments and to reduce our administrative costs.

        Corporate and Development—During fiscal 2009, our corporate and development expenses were $41.3 million compared to $47.3 million for fiscal 2008. This decrease in corporate and development expense reflects our continued efforts to reduce our corporate overhead and includes reductions of $3.5 million in professional and consulting services as well as reductions in other corporate expenses.

        Depreciation and Amortization—Depreciation and amortization expense decreased by $6.5 million, or 5.0%, in fiscal 2009 compared to fiscal 2008 primarily due to certain assets becoming fully depreciated during the current year.

Other Income (Expense), Income Taxes, Minority Interest and Discontinued Operations

        Interest expense, interest income, loss on early extinguishment of debt, income tax (provision) benefit, minority interest and income from discontinued operations, net of income taxes for the fiscal years 2009 and 2008 are as follows:

	Fiscal Year Ended
(in thousands)	April 26, 2009	April 27, 2008	Variance	Percentage Variance
Interest expense	$(92,065)	$(106,826)	$14,761	-13.8%
Interest income	2,111	3,261	(1,150)	-35.3%
Gain (loss) on early extinguishment of debt	57,693	(15,274)	72,967	-477.7%
Income tax (provision) benefit	(41,039)	20,918	(61,957)	-296.2%
Loss from discontinued operations, net of income taxes	(17,658)	(59,236)	41,578	-70.2%
Income attributable to noncontrolling interest	—	4,868	(4,868)	-100.0%

        Interest Expense—Interest expense decreased $14.8 million, or 13.8%, in fiscal 2009 compared to fiscal 2008. This decrease is primarily attributable to a lower average debt balance resulting from the pay down of $142.7 million of our senior subordinated 7% notes and a $35.0 million repayment on our senior secured credit facility debt in February and March 2009, respectively, and a decrease in the interest rate on the variable interest rate components of our debt.

        Interest Income—During fiscal 2009, our interest income decreased $1.2 million as compared to fiscal 2008. The change in interest income reflects changes in our invested cash and marketable securities balances and lower interest rates.

        Income Tax (Provision) Benefit—Our income tax (provision) benefit from continuing operations and our effective income tax rate has been impacted by amount of annual taxable income (loss) for financial statement purposes as well as our percentage of permanent items in relation to such income or loss. Effective income tax rates were as follows:

	April 26, 2009	April 27, 2008
Continuing operations	40.1%	39.0%
Total	41.7%	41.3%

Liquidity and Capital Resources

        Cash Flows from Operating Activities—During fiscal 2010, we generated $106.4 million in cash flows from operating activities compared to generating $190.6 million during fiscal 2009. The decrease in cash flows from operating activities is primarily due to reductions in net income of $46.8 million as the prior fiscal year included $60 million in pretax business interruption insurance proceeds from our Hurricane Katrina settlement at our Biloxi property and collection of $20.9 million of income tax refunds.

        Cash Flows used in Investing Activities—During fiscal 2010 we used $31.0 million for investing activities compared to using $27.9 million during fiscal 2009. Our fiscal 2010 investing activities include $27.7 million for purchases of property and equipment. Significant investing activities for fiscal 2009 included purchases of property and equipment of $58.6 million primarily offset by the collection of property related insurance proceeds of $32.2 million.

        Cash Flows used by Financing Activities—During fiscal 2010 our net cash flows used by financing activities were $104.0 million primarily comprised of:

  •
  Repayment of $8.4 million of our senior secured term loans;

  •
  Net repayments of $90.5 million under our revolving credit agreement; and

  •
  Payment of $3.9 million in deferred financing costs associated with the amendment of our senior secured credit facility.

        During fiscal year ended 2009 our net cash flows used by financing activities were $157.2 million primarily comprised of:

  •
  Repayment of $43.7 million of our senior secured term loans;

  •
  Net repayments of $18.5 million under our revolving credit agreement;

  •
  Payment of $82.8 million (used to retire $142.7 million) in principal amount of our 7% senior subordinated notes; and

  •
  Repayment of other long-term liabilities of $11.4 million.

        Availability of Cash and Additional Capital—At April 25, 2010, we had cash and cash equivalents of $68.1 million and marketable securities of $22.9 million. As of April 25, 2010, we had $21.5 million in borrowings under our revolving credit and $817.3 million in term loans outstanding under our senior secured credit facility. Our net line of credit availability at April 25, 2010 was approximately $109 million as limited by our leverage ratio.

        Amendment of our Senior Secured Credit Facility—On February 17, 2010, we entered into an amendment to our senior secured credit facility which, among other things, (1) modified the leverage ratio and interest coverage ratio to provide for greater flexibility through April 30, 2012, after which date the ratios return to the original levels as outlined in the senior secured credit facility; (2) reduced the capacity of the revolving line of credit by $100,000 to $375,000; (3) increased the interest rate of both the revolving line of credit and term loan portions to LIBOR + 3.00% with a LIBOR floor of 2.00%; and (4) allows us to issue senior unsecured notes, provided the proceeds are used to repay borrowings under the senior secured credit facility.

        As a result of the amendment to the senior secured credit facility, we recorded a charge of approximately $2.2 million in the fourth quarter of fiscal 2010 related to fees and the write-off of certain unamortized deferred financing costs, of which approximately $0.3 million was non-cash. If current debt levels remain static, we expect our annual interest expense to increase by approximately $15 million to $18 million as a result of the amendment to the senior secured credit facility, beginning during the fourth quarter of fiscal 2010.

        Capital Expenditures and Development Activities—Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive.

        In June 2010 we expect to close on our purchase of the Rainbow casino in Vicksburg, Mississippi. We expect to fund the $80 million purchase price with borrowings under our senior secured credit facility. While the $80 million used to acquire the Rainbow casino will increase the outstanding balance of our senior credit facility, our overall credit availability will not be materially impacted by the acquisition after the purchase.

        In fiscal 2011, we plan to invest approximately $48 million in maintenance capital expenditures.

        Historically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing. While we believe that existing cash, cash flow from operations, and available borrowings under our senior secured credit facility will be sufficient to support our working capital needs, pending purchase of the Rainbow casino, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that our planned reduced levels of capital investments will be sufficient to allow us to remain competitive in our existing markets.

        We have identified several capital projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties, and further Lady Luck conversions. The timing and amount of these capital expenditures will be determined as we gain more clarity as to improvement of economic and local market conditions, cash flows from our continuing operations and availability of cash under our senior secured credit facility.

        We have entered into an agreement to provide management services for a potential casino to be located at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, ("the Resort"). The development of this casino is subject to numerous regulatory approvals including obtaining a state gaming license, which is a competitive award process among several applicants. If the Resort is successful in obtaining a gaming license, we have agreed to complete the build-out of the casino space. We currently estimate the project cost at approximately $50 million.

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

        As part of our business development activities, historically we have entered into agreements which have resulted in the acquisition or development of businesses or assets. These business development efforts and related agreements typically require the expenditure of cash, which may be significant. The amount and timing of our cash expenditures relating to development activities may vary based upon our evaluation of current and future development opportunities, our financial condition and the condition of the financing markets. Our development activities are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.

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

        Goodwill and Other Intangible Assets—At April 25, 2010, we had goodwill and other intangible assets of $392.8 million, representing 23.4% of total assets. Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), is now included in ASC Topic 350, Intangibles—Goodwill and Other. For goodwill and indefinite-lived intangible assets, we perform an annual impairment test for these assets in the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to carrying value.

        We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition and by a market approach based upon valuation multiples for similar companies. Changes in estimates, increases in our cost of capital, reductions in transaction multiples or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

        We engaged an independent third party valuation firm to conduct our annual impairment testing for fiscal 2010. Our reporting units with goodwill and/or other long-lived intangibles had fair values which exceeded their carrying values by at least 15%, except for our Black Hawk reporting unit with goodwill and indefinite-lived assets as of April 25, 2010 of $30.6 million, which whose fair value exceeded its carrying value by 6%. During our 2009 annual impairment test, we recorded an impairment charge of $18.3 million to write-down goodwill and indefinite lived intangible assets at Black Hawk reporting unit.

        Property and Equipment—At April 25, 2010, we had property and equipment, net of accumulated depreciation of $1.1 billion, representing 66% of total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property or equipment nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

        Impairment of Long-lived Assets—We evaluate long-lived assets for impairment in accordance with the guidance in the Impairment or Disposal of Long Lived Assets subsection of ASC Topic 360, Property, Plant and Equipment (ASC Topic 360"). For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In assessing the recoverability of the carrying value of such property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values. If these estimates or the related assumptions are not achieved or change in the future, we may be required to record an impairment loss for these assets. In evaluating impairment of long-lived assets for newly opened operations, estimates of future cash flows and residual values may require some period of actual results to provide the basis for an opinion of future cash flows and residual values used in the determination of an impairment loss for these assets. For assets held for disposal, we recognize the asset at the lower of carrying value or fair market value, less cost of disposal based upon appraisals, discounted cash flows or other methods as appropriate. An impairment loss would be recognized as a non-cash component of operating income.

        During the fourth quarter of fiscal 2009, we recorded a charge of $1.4 million to reduce our Blue Chip assets held for sale to their estimated fair value less the cost to sell.

        During the fourth quarter of fiscal 2008, we engaged an independent third party valuation firm to conduct an appraisal of our long-lived assets associated with our casino property in Coventry, England due to the continuation of losses from operations, a review of expected future operating trends and the current fair values of our long-lived assets in Coventry, England. Based upon this appraisal, we recorded an impairment charge of $78.0 million relating to the write-down of long-lived assets at our Coventry property in fiscal 2008.

        Self-Insurance Liabilities—We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue a discounted estimate for workers' compensation liability and general liabilities based on claims filed and estimates of claims incurred but not reported. We rely on independent consultants to assist in the determination of estimated accruals. While the estimated cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments. Based upon our current accrued insurance liabilities, a 1% change in our discount factor would cause a $0.7 million change in our accrued self-insurance liability.

        Income Tax Assets and Liabilities—We account for income taxes in accordance with the guidance in ASC Topic 740, Income Taxes ("ASC Topic 740"). We are subject to income taxes in the United States and in several states in which we operate. We recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. Deferred tax assets recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable.

        We assess our tax positions using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current Other accrued liabilities or long-term Other long-term liabilities based on the time until expected payment. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

        Stock Based Compensation—We apply the guidance of ASC Topic 718, Compensation—Stock Compensation ("ASC Topic 718") in accounting for stock compensation. Generally, we are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. Total stock based compensation expense is included in the expense category corresponding to the employees' regular compensation in the accompanying consolidated statements of operations.

        Derivative Instruments—We utilize an investment policy for managing risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our fixed and variable rate debt. We are also currently required to have at least 50% of our term loans under our senior secured credit facility covered by some form of interest protection. Currently we have $400 million of interest rate swap agreements and a $20 million interest rate cap agreement. Under this policy, we may utilize derivative contracts that effectively convert our borrowings from either floating-to-fixed or fixed-to-floating. The policy does not allow for the use of derivative financial instruments for trading or speculative purposes. To the extent we employ such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, we may designate and account for them as hedged instruments. In order to qualify for hedge accounting, the underlying hedged item must expose us to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce our exposure to market fluctuations throughout the hedged period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain (loss) in the period of change. Otherwise, gains and losses related to the change in the market value are not recognized except to the extent that the hedged debt is disposed of prior to maturity or to the extent that unacceptable ranges of ineffectiveness exist in the hedge. Net interest paid or received pursuant to the hedged financial instrument is included in interest expense in the period. Our current interest rate swap agreements, which were designated as cash flow hedges, became ineffective upon the amendment of our senior secured credit facility in February 2010. We record them at fair value and measure their effectiveness using the long-haul method. The effective portion of any gain or loss on our interest rate swaps is recorded in other comprehensive income (loss). We use the hypothetical derivative method to measure the ineffective portion of our interest rate swaps. The ineffective portion, if any, is recorded in other income (expense). We measure the mark-to-market value of our interest rate swaps using a discounted cash flow analysis of the projected future receipts or payments based upon the forward yield curve on the date of measurement. We adjust this amount to measure the fair value of our interest rate swaps by applying a credit valuation adjustment to the mark-to-market exposure profile.

        Contingencies—We are involved in various legal proceedings and have identified certain loss contingencies. We record liabilities related to these contingencies when it is determined that a loss is probable and reasonably estimable in accordance with the guidance of ASC Topic 450 Contingencies ("ASC Topic 450"). These assessments are based on our knowledge and experience as well as the advice of legal counsel regarding current and past events. Any such estimates are also subject to future events, court rulings, negotiations between the parties and other uncertainties. If an actual loss differs from our estimate, or the actual outcome of any of the legal proceedings differs from expectations, operating results could be impacted.

Contractual Obligations and Commercial Commitments

        The following table provides information as of fiscal 2010, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$1,200.9	$8.7	$39.1	$1,150.2	$2.9
Estimated interest payments on long-term debt(1)	277.7	77.9	145.1	52.2	2.5
Operating Leases	508.8	20.5	32.9	31.9	423.5
Long-Term Obligations(2)	18.4	9.1	5.8	1.4	2.1
Other Long-Term Obligations	23.7	1.1	2.2	2.9	17.5
Total Contractual Cash Obligations	$2,029.5	$117.3	$225.1	$1,238.6	$448.5

(1)
Estimated interest payment on long-term debt are based on principal amounts outstanding at our fiscal year end and forecasted LIBOR rates for our senior secured credit facility.

(2)
Long-term obligations include future purchase commitments as well as current and future construction contracts.

Recently Issued Accounting Standards

        Recently Issued Accounting Standards—New Pronouncements—In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("ASC"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, requires noncontrolling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to the noncontrolling interests. We adopted SFAS 160 as of April 27, 2009, as required. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facility.

Senior Secured Credit Facility

        During fiscal 2010, we maintained interest rate swap agreements and an interest rate cap arrangement with an aggregate notional value of $400 million and $20 million as of April 25, 2010, respectively. The swap agreements effectively convert portions of the senior secured credit facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs through fiscal 2014.

        The following table provides information at April 25, 2010 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

Fiscal year (dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value 4/25/2010
Liabilities
Long-term debt, including current portion
Fixed rate	$0.2	$0.2	$0.2	$357.5	$0.2	$2.9	$361.2	$329.9
Average interest rate	7.01%	7.01%	7.01%	7.01%	8.50%	8.50%
Variable rate	$8.6	$8.6	$30.1	$792.3	$0.2	$—	$839.8	$823.0
Average interest rate(1)	5.05%	5.05%	5.53%	6.47%	3.45%	0.00%
Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable	$300.0	$50.0	$—	$50.0	$—	$—	$400.0
Average pay rate	4.52%	4.20%	4.00%	4.00%	0.00%	0.00%
Average receive rate	0.50%	1.84%	3.11%	3.64%	0.00%	0.00%

(1)
Represents the annual average LIBOR from the forward yield curve at April 25, 2010 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

        As of April, 25, 2010, our senior secured credit facility contained variable rate debt based on LIBOR with a floor of 2%, which is above the current market LIBOR rates we receive under our interest rate swap agreement. In addition, we have purchased an interest rate cap at 3% for a notional amount of $20 million to further hedge our interest rate exposure. The following table depicts the estimated impact on our annual interest expense for the relative changes in interest rate based upon current debt levels:

Increase to variable rate	Increase/(decrease) (in millions)
1%	$(4.0)
2%	(5.6)
3%	(1.2)
4%	2.9
5%	7.1

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited Isle of Capri Casino, Inc.'s internal control over financial reporting as of April 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isle of Capri Casino, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 25, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 25, 2010, and April 26, 2009, and the related consolidated statements of operations, stockholder's equity, and cash flows for the fiscal years ended April 25, 2010, April 26, 2009, and April 27, 2008, and our report dated June 7, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Saint Louis, Missouri

June 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. (the Company) as of April 25, 2010, and April 26, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended April 25, 2010, April 26, 2009, and April 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 25, 2010, and April 26, 2009, and the consolidated results of its operations and its cash flows for the years ended April 25, 2010, April 26, 2009, and April 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 25, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report date June 7, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Saint Louis, Missouri

June 8, 2010

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 25, 2010	April 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$68,069	$96,654
Marketable securities	22,926	17,548
Accounts receivable, net of allowance for doubtful accounts of $1,955 and $5,106, respectively	8,879	11,935
Income taxes receivable	8,109	7,744
Deferred income taxes	16,826	16,295
Prepaid expenses and other assets	25,095	23,234
Assets held for sale	—	4,183

Total current assets	149,904	177,593
Property and equipment, net	1,098,942	1,177,540
Other assets:
Goodwill	313,136	313,136
Other intangible assets, net	79,675	83,588
Deferred financing costs, net	10,354	9,314
Restricted cash	2,774	2,774
Prepaid deposits and other	20,055	18,717

Total assets	$1,674,840	$1,782,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,754	$9,688
Accounts payable	24,072	15,079
Accrued liabilities:
Payroll and related	45,863	47,402
Property and other taxes	20,253	31,563
Interest	14,779	9,280
Progressive jackpots and slot club awards	14,144	13,892
Other	29,290	39,201
Liabilities related to assets held for sale	—	1,888

Total current liabilities	157,155	167,993
Long-term debt, less current maturities	1,192,135	1,291,384
Deferred income taxes	29,193	24,970
Other accrued liabilities	38,972	52,575
Other long-term liabilities	17,166	17,314
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued:
36,771,730 at April 25, 2010 and 36,111,089 at April 26, 2009	367	361
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	201,464	193,827
Retained earnings	98,555	101,828
Accumulated other comprehensive income (loss)	(8,060)	(15,191)

	292,326	280,825
Treasury stock, 4,326,242 shares at April 25, 2010 and 4,340,436 shares at April 26, 2009	(52,107)	(52,399)

Total stockholders' equity	240,219	228,426

Total liabilities and stockholders' equity	$1,674,840	$1,782,662

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	April 25, 2010	April 26, 2009	April 27, 2008
Revenues:
Casino	$1,013,386	$1,055,694	$1,092,293
Rooms	43,007	46,380	49,498
Pari-mutuel, food, beverage and other	134,994	138,632	150,144
Hurricane and other insurance recoveries	—	62,932	348

Gross revenues	1,191,387	1,303,638	1,292,283
Less promotional allowances	(191,551)	(195,603)	(200,900)

Net revenues	999,836	1,108,035	1,091,383
Operating expenses:
Casino	153,838	151,610	151,090
Gaming taxes	262,241	269,928	285,370
Rooms	10,845	12,306	12,494
Pari-mutuel, food, beverage and other	44,760	51,462	57,030
Marine and facilities	61,507	64,368	65,469
Marketing and administrative	253,097	256,210	270,087
Corporate and development	46,750	41,331	47,334
Expense recoveries and other charges, net	(6,762)	36,125	6,526
Hurricane and other insurance recoveries	—	(32,277)	(1,757)
Preopening	—	—	3,654
Depreciation and amortization	109,504	122,440	128,935

Total operating expenses	935,780	973,503	1,026,232

Operating income	64,056	134,532	65,151
Interest expense	(75,434)	(92,065)	(106,826)
Interest income	1,833	2,112	3,261
Gain (loss) on early extinguishment of debt	—	57,693	(15,274)
Other expense	(370)	—	—

Income (loss) from continuing operations before income taxes and including noncontrolling interest	(9,915)	102,272	(53,688)
Income tax benefit (provision)	8,374	(41,039)	20,918

Income (loss) from continuing operations including noncontrolling interest	(1,541)	61,233	(32,770)
Loss from discontinued operations including gain (loss) on sale, net of income tax benefit of $566, $9,887 and $43,902 for the fiscal years ended 2010, 2009 and 2008, respectively	(1,732)	(17,658)	(59,236)

Net income (loss) including noncontrolling interest	(3,273)	43,575	(92,006)
Net income attributable to noncontrolling interest	—	—	(4,868)

Net income (loss) attributable to common stockholders	$(3,273)	$43,575	$(96,874)

Earnings (loss) per common share attributable to common stockholders—basic:
Income (loss) from continuing operations	$(0.05)	$1.95	$(1.24)
Loss from discontinued operations including gain on sale, net of income taxes	(0.05)	(0.56)	(1.92)

Net income (loss) attributable common stockholders	$(0.10)	$1.39	$(3.16)

Earnings (loss) per common share attributable to common stockholders—diluted
Income (loss) from continuing operations	$(0.05)	$1.95	$(1.24)
Loss from discontinued operations including gain on sale, net of income taxes	(0.05)	(0.56)	(1.92)

Net income (loss) attributable common stockholders	$(0.10)	$1.39	$(3.16)

Weighted average basic shares	32,245,769	31,372,670	30,699,457
Weighted average diluted shares	32,245,769	31,379,016	30,699,457

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, April 29, 2007	34,682,534	$347	$175,132	$155,127	$3,358	$(52,142)	$281,822
Net loss	—	—	—	(96,874)	—	—	(96,874)
Unrealized loss on interest rate swap contracts net of income tax benefit of $5,159	—	—	—	—	(8,555)	—	(8,555)
Foreign currency translation adjustments	—	—	—	—	(404)	—	(404)

Comprehensive loss							(105,833)
Exercise of stock options, including income tax benefit of $977	546,472	6	5,741	—	—	—	5,747
Issuance of deferred bonus shares from treasury stock	—	—	(414)	—	—	414	—
Purchase of treasury stock	—	—	—	—	—	(1,301)	(1,301)
Other	—	—	265	—	—	—	265
Stock compensation expense	—	—	7,312	—	—	—	7,312

Balance, April 27, 2008	35,229,006	353	188,036	58,253	(5,601)	(53,029)	188,012
Net income	—	—	—	43,575	—	—	43,575
Unrealized loss on interest rate swap contracts net of income tax benefit of $3,720	—	—	—	—	(6,255)	—	(6,255)
Foreign currency translation adjustments	—	—	—	—	(3,335)	—	(3,335)

Comprehensive income							33,985
Exercise of stock options	36,414	—	110	—	—	—	110
Issuance of deferred bonus shares from treasury stock	—	—	(630)	—	—	630	—
Other	664	—	(806)	—	—	—	(806)
Issuance of restricted stock, net of forfeitures	845,005	8	(8)	—	—	—	—
Stock compensation expense	—	—	7,125	—	—	—	7,125

Balance, April 26, 2009	36,111,089	361	193,827	101,828	(15,191)	(52,399)	228,426
Net loss	—	—	—	(3,273)	—	—	(3,273)
Unrealized gain on interest rate swap contracts net of income tax provision of $2,683	—	—	—	—	4,456	—	4,456
Deferred hedge adjustment net of income tax provision of $1,463	—	—	—	—	2,449	—	2,449
Foreign currency translation adjustments	—	—	—	—	226	—	226

Comprehensive income							3,858
Exercise of stock options	21,602	—	204	—	—	—	204
Issuance of deferred bonus shares from treasury stock	—	—	(292)	—	—	292	—
Other	664	—	103	—	—	—	103
Issuance of restricted stock, net of forfeitures	638,375	6	(6)	—	—	—	—
Stock compensation expense	—	—	7,628	—	—	—	7,628

Balance, April 25, 2010	36,771,730	$367	$201,464	$98,555	$(8,060)	$(52,107)	$240,219

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 25, 2010	April 26, 2009	April 27, 2008
Operating activities:
Net income (loss)	$(3,273)	$43,575	$(96,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,504	127,222	136,127
Amortization of deferred financing costs	2,834	2,470	2,700
(Gain) loss on early extinguishment of debt	—	(57,693)	15,274
Property insurance recoveries	—	(32,179)	—
Expense recoveries and other charges, net	(6,762)	36,525	85,184
Deferred income taxes	(455)	32,751	(35,194)
Stock compensation expense	7,633	7,125	7,312
Deferred compensation expense	103	175	265
Loss on derivative instruments	370	—	550
Loss (gain) on disposal of assets	722	12,161	(90)
Noncontrolling interest	—	—	4,868
Changes in operating assets and liabilities:
Sales (purchases) of trading securities	(5,378)	985	(1,364)
Accounts receivable	3,274	1,548	10,276
Income taxes receivable	(365)	20,919	(32,562)
Insurance receivable	2,204	5,486	48,393
Prepaid expenses and other assets	4,546	8,551	(1,098)
Accounts payable and accrued liabilities	(8,575)	(19,011)	(10,410)

Net cash provided by operating activities	106,382	190,610	133,357

Investing activities:
Purchase of property and equipment	(27,690)	(58,579)	(190,459)
Property insurance recoveries	—	32,179	—
Payments towards gaming license	(4,000)	(4,000)	(4,000)
Net cash paid for acquisitions	—	—	(107,895)
Proceeds from sales of assets held for sale	653	954	—
Restricted cash	47	1,579	65
Other	—	—	(157)

Net cash used in investing activities	(30,990)	(27,867)	(302,446)

Financing activities:
Principal repayments on long-term debt	(8,730)	(127,457)	(697,108)
Net (repayments) borrowings on line of credit	(91,558)	(18,484)	(99,355)
Termination payment relating to other long-term liabilities	—	(11,352)	—
Proceeds from long-term debt borrowings	—	—	875,000
Payment of deferred financing costs	(3,874)	—	(8,881)
Purchase of treasury stock	—	—	(1,301)
Distribution to noncontrolling interest	—	—	(1,588)
Proceeds from exercise of stock options	204	110	5,747

Net cash (used by) provided by financing activities	(103,958)	(157,183)	72,514

Effect of foreign currency exchange rates on cash	(19)	(696)	251

Net (decrease) increase in cash and cash equivalents	(28,585)	4,864	(96,324)
Cash and cash equivalents at beginning of year	96,654	91,790	188,114

Cash and cash equivalents at end of year	$68,069	$96,654	$91,790

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts)

1. Organization

        Organization—Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as "Company," refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate thirteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi and Natchez, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida. Effective January 27, 2008, we own 100% of our operations in Black Hawk, Colorado following the acquisition of our minority partner's 43% interest in those operations. Our international gaming interests included wholly owned casinos in Freeport, Grand Bahamas, Coventry, Dudley and Wolverhampton, England, which are now classified as discontinued operations.

2. Summary of Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. We view each property as an operating segment and all such operating segments have been aggregated into one reporting segment.

        Discontinued operations include our formerly wholly owned casinos; in Dudley and Wolverhampton, England sold in November 2009; in Freeport; Grand Bahamas exited in November 2009; and in Coventry, England sold in April 2009.

        Fiscal Year-End—Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year. Fiscal years 2010, 2009 and 2008 are all 52-week years, which commenced on April 27, 2009, April 28, 2008, and April 30, 2007, respectively.

        Reclassifications—Certain reclassifications of prior year presentations have been made to conform to fiscal 2010 presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled $20,846 and $22,507 at April 25, 2010 and April 26, 2009, respectively.

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

        Property and Equipment—Property and equipment are stated at cost or if acquired through acquisition, the value as determined under purchase accounting. Assets subject to impairment write downs are recorded at the lower of net book value or fair value. We capitalize the cost of purchases of property and equipment and capitalize the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred.

        Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Years
Slot machines, software and computers	3 - 5
Furniture, fixtures and equipment	5 - 10
Leasehold improvements	Lesser of life of lease or estimated useful life
Buildings and improvements	7 - 39.5

        Certain property currently leased in Bettendorf, Iowa and property formerly leased in Coventry, England, prior to the termination of such lease, are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 840, Leases ("ASC 840").

        Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest was $75, $1,018, and $3,335 for fiscal years 2010, 2009 and 2008, respectively, including capitalized interest relating to our discontinued operations of $943 for fiscal 2008.

        Operating Leases—We recognize rent expense for each lease on the straight line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals. Our liabilities include the aggregate difference between rent expense recorded on the straight-line basis and amounts paid under the leases.

        Restricted Cash—We classify cash that is either statutorily or contractually restricted as to its withdrawal or usage as a long term asset due to the duration of the underlying restriction. Restricted cash primarily includes amounts related to state tax bonds and other gaming bonds, and amounts held in escrow related to leases.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost, net of impairments, if any. Other intangible assets include values attributable to acquired gaming licenses, customer lists, and trademarks. ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") requires these assets be reviewed for impairment at least annually or on an interim basis if indicators of

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

impairment exist. We perform our annual impairment test during our fourth quarter. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on forecasted future results discounted using our weighted average cost of capital and by using a market approach based upon valuation multiples for similar companies. For intangible assets with indefinite lives not subject to amortization, we review, at least annually, the continued use of an indefinite useful life. If these intangible assets are determined to have a finite useful life, they are amortized over their estimated remaining useful lives.

        Long-Lived Assets—We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

        Deferred Financing Costs—The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

        Self-Insurance—We are self-funded up to a maximum amount per claim for employee-related health care benefits, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for workers' compensation and general liabilities on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 2.0% and 4.1% at April 25, 2010 and April 26, 2009, respectively. We utilize independent consultants to assist in the determination of estimated liabilities. As of April 25, 2010 and April 26, 2009, our employee-related health care benefits program and discounted workers' compensation and general liabilities for unpaid and incurred but not reported claims are $32,739 and $29,001, respectively and are included in Accrued liabilities—payroll and related for health care benefits and workers' compensation liabilities and in Accrued liabilities—other for general liability in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover future claims payments.

        Derivative Instruments and Hedging Activities—ASC Topic 815, Derivatives and Hedging ("ASC 815") requires we recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value and disclose certain qualitative and quantitative information. We utilize derivative financial instruments to manage interest rate risk associated with a portion of our variable rate borrowings. Derivative financial instruments are intended to reduce our exposure to interest rate volatility. We account for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. ASC 815 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective,

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

are recognized in other comprehensive income until the hedged item is recognized in earnings and ineffective hedges are recognized as other income or loss below operating income. Hedge effectiveness is assessed quarterly.

        Revenue Recognition—In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain table games wherein incremental jackpot amounts owed are accrued for games in which certain wagers add to the jackpot total. Revenues from rooms, food, beverage, entertainment and the gift shop are recognized at the time the related service or sale is performed or realized.

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

	Fiscal Year Ended
	April 25, 2010	April 26, 2009	April 27, 2008
Rooms	$9,533	$8,830	$10,366
Food and beverage	57,796	57,251	58,571
Other	833	534	585

Total cost of complimentary services	$68,162	$66,615	$69,522

        Players Club Awards—We provide patrons with rewards based on the dollar amount of play on casino games. A liability has been established based on an estimate of the value of these outstanding rewards, utilizing the age and prior history of redemptions.

        Advertising—Advertising costs are expensed the first time the related advertisement appears. Total advertising costs, including direct mail costs, from continuing operations were $32,981, $27,496, and $29,143 in fiscal years 2010, 2009 and 2008, respectively.

        Development Costs—We pursue development opportunities for new gaming facilities in an ongoing effort to expand our business. In accordance with ASC Topic 720, Other Expenses ("ASC 720), costs related to projects in the development stage are recorded as a development expense, except for those costs capitalized in accordance with the guidance of ASC 720. Capitalized development costs are expensed when the development is deemed less than probable. Total development costs expensed from continuing operations were recorded in the consolidated statements of operations in corporate and development expenses.

        Pre-Opening Costs—We expense pre-opening costs as incurred. Pre-opening costs include payroll, outside services, advertising, insurance, utilities, travel and various other expenses related to new operations. All such costs are recorded in the consolidated statements of operations in pre-opening.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Pre-opening expenses from continuing operations in our consolidated financial statements were incurred in connection with the opening of Waterloo in fiscal 2008.

        Income Taxes—We account for income taxes in accordance ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred income tax assets, net of valuation allowances related to net operating loss carry forwards and certain temporary differences. Recognizable future tax benefits are subject to a valuation reserve, unless such tax benefits are determined to be more likely than not realizable. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

        Earnings (Loss) Per Common Share—In accordance with the guidance of ASC 260, Earnings Per Share ("ASC 260"), basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options. Any options with an exercise price in excess of the average market price of our common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations.

        Stock Compensation—Our stock compensation is accounted for in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). Stock compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

        Foreign Currency Translation—We account for currency translation in accordance with ASC Topic 830, Foreign Currency Matters ("ASC 830"). Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated monthly at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are included in stockholders' equity as accumulated other comprehensive (loss) income. The cumulative loss from foreign currency translation included in other comprehensive loss is ($133) and ($359) as of April 25, 2010 and April 26, 2009, respectively. Losses from foreign currency transactions are included in income (loss) from discontinued operations and were $0, ($2) and ($356) in fiscal years 2010, 2009 and 2008, respectively.

        Allowance for Doubtful Accounts—We reserve for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves.

        Fair Value Measurements—We follow the guidance of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") for our financial assets and liabilities including marketable securities and derivative instruments. ASC 820 provides a framework for measuring the fair value of financial assets

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

and liabilities. A description of the valuation methodologies used to measure fair value, key inputs, and significant assumptions follows:

          Marketable securities— The estimated fair values of our marketable securities are based upon quoted prices available in active markets and represent the amounts we would expect to receive if we sold these marketable securities.

          Derivative instruments— The estimated fair value of our derivative instruments is based on market prices obtained from dealer quotes, which are based on interest yield curves and such quotes represent the estimated amounts we would receive or pay to terminate the contracts.

        Subsequent Events—The Company evaluated all subsequent events through the date the consolidated financial statements were issued. No material subsequent events have occurred that require recognition or disclosure in the consolidated financial statements.

        Recently Issued Accounting Standards—New Pronouncements—In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162", which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 168 established the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for most financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS 160") which was codified primarily in ASC Topic 805, Business Combinations ("ASC 805"). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, requires noncontrolling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to the noncontrolling interests. We adopted SFAS 160 as of April 27, 2009, as required. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

3. Discontinued Operations

        Discontinued operations include our former casinos: Dudley and Wolverhampton, England ("Blue Chip") sold in November 2009, Freeport, Grand Bahamas exited in November 2009; and Coventry, England sold in April 2009.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

3. Discontinued Operations (Continued)

        The results of our discontinued operations are summarized as follows:

	Discontinued Operatons Fiscal Year Ended
	April 25, 2010	April 26, 2009	April 27, 2008
Net revenues	$7,406	$27,628	$33,207
Valuation charges	—	(1,400)	(78,658)
Pretax (loss) gain on sale of discontinued operations	(617)	(12,016)	—
Pretax (loss) income from discontinued operations	(2,298)	(27,545)	(103,138)
Income tax benefit (provision) from discontinued operations	566	9,887	43,902
Income (loss) from discontinued operations	(1,732)	(17,658)	(59,236)

        During fiscal 2010, we completed the sale of our Blue Chip casino properties under a plan of administration and have no continuing involvement in its operation. The assets and liabilities held for sale in our April 26, 2009 balance sheet were sold as a part of this administrative process. The sale of our Blue Chip assets resulted in a pretax charge of $617 recorded in fiscal 2010. The administration process is expected to be completed during fiscal 2011.

        During fiscal 2009, we recorded a pretax charge of $1,400 to reduce our Blue Chip assets held for sale to their estimated fair value less the cost to sell and we completed the sale of our assets and terminated our lease in the Arena Coventry Convention Center relating to our casino operations in Coventry, England. Our lease termination costs and other expenses, net of cash proceeds from our assets sales, resulted in a pretax charge of $12,016 recorded in fiscal 2009.

        During fiscal 2008, we recorded impairment charges at our United Kingdom ("UK") properties based upon a review of expected future operating trends and the current fair value of our long-lived assets. The current fair values used in our determination of the impairment charge were based upon a third party appraisal, a review of historical costs and other relevant information.

        Net interest income (expense) of $8, ($1,972), and ($1,907) for fiscal years 2010, 2009, and 2008, respectively, has been allocated to discontinued operations. Interest expense allocated to our former international operations was based upon long term debt and other long-term obligations specific to such operations as these entities are not guarantors under our senior secured credit facility.

4. Acquisitions

        Acquisition of Minority Interest in Black Hawk, Colorado Operations—During January 2009, we finalized our purchase accounting for our January 2008 acquisition of the 43% minority membership interest in our Black Hawk, Colorado subsidiaries. During January 2008, a preliminary allocation of the $64,800 purchase price, including transaction costs and after consideration of minority interest of $29,819, was made by us based upon the estimated fair value of the purchased assets and assumed liabilities. This preliminary purchase price allocation resulted in values being assigned of $14,000 to property and equipment, $10,600 to other intangible assets and $10,381 to goodwill. After completion of third party valuations of the assets acquired, the final purchase price allocation included a $8,331 reduction in the acquired historical cost basis in property and final allocation amounts of $20,855 for

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

4. Acquisitions (Continued)

intangible assets, $411 for other liabilities and $22,868 in goodwill. The intangible assets included $2,021 of trademarks and $4,257 related to our gaming licenses both with indefinite lives, as well as $14,577 relating to customers lists with a 4 year life. Goodwill resulting from our acquisition of this minority interest is deductible for tax purposes. We accounted for the purchase using the purchase method of accounting in accordance with ASC 805.

5. Property and Equipment, Net

        Property and equipment, net consists of the following:

	April 25, 2010	April 26, 2009
Property and equipment:
Land and land improvements	$159,442	$159,574
Leasehold improvements	335,456	332,762
Buildings and improvements	646,811	649,020
Riverboats and floating pavilions	144,470	142,715
Furniture, fixtures and equipment	508,177	516,523
Construction in progress	11,458	12,537

Total property and equipment	1,805,814	1,813,131
Less accumulated depreciation and amortization	(706,872)	(635,591)

Property and equipment, net	$1,098,942	$1,177,540

6. Intangible Assets and Goodwill

        Intangible assets consist of the following:

	April 25, 2010			April 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets
Gaming licenses	$66,126	$—	$66,126	$66,126	$—	$66,126
Trademarks	7,149	—	7,149	7,149	—	7,149
Intangible assets—subject to amortization
Customer lists	15,384	(8,984)	6,400	15,384	(5,071)	10,313

Total	$88,659	$(8,984)	$79,675	$88,659	$(5,071)	$83,588

        Our indefinite-lived intangible assets consist primarily of gaming licenses and trademarks for which it is reasonably assured that we will continue to renew indefinitely. Our finite-lived assets consist of customer lists amortized over 3 to 4 years. The weighted average remaining life of our other intangible assets subject to amortization is approximately 1.7 years.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Intangible Assets and Goodwill (Continued)

        We recorded amortization expense of $3,913, $4,624, and $549 for our intangible assets subject to amortization related to our continuing operations for the fiscal years ended 2010, 2009, and 2008, respectively.

        Future amortization expense of our amortizable intangible assets is as follows:

2011	$3,666
2012	2,734

Total	$6,400

        A roll forward of goodwill is as follows:

	April 25, 2010	April 26, 2009
Balance, beginning of period	$313,136	$307,649
Acquisition of minority interest in Black Hawk, Colorado operations	—	12,487
Impairment	—	(7,000)

Balance, end of period	$313,136	$313,136

        During fiscal 2009, we recorded a pretax impairment charge of $7,000 for goodwill related to our Black Hawk, Colorado property.

7. Expense Recoveries and Other Charges, net

        We recorded pretax expense recoveries and other charges from continuing operations as follows:

        Fiscal 2010—We recorded an expense recovery of $6,762 representing the discounted value of a receivable for reimbursement of development costs expended in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following a revised assessment of collectability.

        Fiscal 2009—An impairment charge of $18,269 was recorded at our Black Hawk, Colorado property as a result of our annual impairment test required under ASC 350. The Black Hawk impairment charge included $7,000, $7,072 and $4,197 related to goodwill, trademarks and gaming licenses, respectively. Fair values were determined using methods as follows: discounted cash flow and multiples of earnings for goodwill, relief from royalty method for trademarks; and the cost approach for the gaming license. The impairment was a result of decreased operating performance caused by a smoking ban which became effective in January, 2009 and declines in the economy resulting in lower market valuation multiples for gaming assets and higher discount rates.

        Following our decision not to complete our construction plan as originally designed for our Biloxi property, we recorded a valuation charge of $11,856 to construction in progress.

        Following our termination of an agreement for a potential development of a casino project in Portland Oregon, we recorded a $6,000 charge consisting of a non-cash write-off of $5,000 representing

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

7. Expense Recoveries and Other Charges, net (Continued)

our rights under a land option and $1,000 termination fee. Under the terms of the agreement, we retain certain rights but no continuing obligations with regard to this development project.

        Fiscal 2008—We recorded valuation charges of $6,526 related to the termination of the Company's plans to develop a new casino in west Harrison County, Mississippi and the cancellation of construction projects in Davenport, Iowa and Kansas City, Missouri.

8. Long-Term Debt

        Long-term debt consists of the following:

	April 25, 2010	April 26, 2009
Senior Secured Credit Facility:
July 2007 Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$21,500	$112,000
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	817,256	825,651
Senior Subordinated Notes:
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	4,858	6,146

	1,200,889	1,301,072
Less current maturities	8,754	9,688

Long-term debt	$1,192,135	$1,291,384

        Credit Facility, as amended—The Credit Facility as amended ("Credit Facility") consists of a $375,000 revolving line of credit and a $875,000 term loan. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant domestic subsidiaries.

        Our Credit Facility was amended on February 17, 2010. The amendment, among other things, (1) modified the leverage ratio and interest coverage ratio to provide for greater flexibility through April 30, 2012, after which date the ratios return to the original levels as outlined in the Credit Facility; (2) reduced the capacity of the revolving line of credit by $100,000 to $375,000; (3) increased the interest rate of both the revolving line of credit and term loan portions to LIBOR + 3.00% with a LIBOR floor of 2.00%; and (4) allows us to issue senior unsecured notes, provided the proceeds are used to repay the term loan under the Credit Facility. As a result of the amendment, we incurred a charge of approximately $2,143 related to fees and the write-off of certain unamortized deferred financing costs, of which approximately $309 was non-cash and recorded deferred financing costs of $3,874.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8. Long-Term Debt (Continued)

        Our net line of credit availability at April 25, 2010 as limited by our maximum leverage covenant was approximately $109,000, after consideration of $20,449 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.75% which is included in Interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the fiscal years 2010 and 2009 were 4.83% and 5.33%, respectively.

        The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We are in compliance with the covenants as of April 25, 2010.

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

        The indenture governing the 7% Senior Subordinated Notes limits, among other things, our ability and our restricted subsidiaries ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, pay dividends, or repurchase stock. The indenture also limits our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

        Gain (Loss) on Early Extinguishment of Debt—During February 2009, we retired $142,725 of the 7% Senior Subordinated Notes, through a tender offer, for $82,773 from our available Cash and cash equivalents. After expenses related to the elimination of deferred finance costs and transactions costs, we recognized a pretax gain of $57,892 during fiscal 2009. During March 2009, we repaid $35,000 of our term loans under our Credit Facility resulting in a loss on early extinguishment of debt of $199 due to the write-off of deferred financing cost.

        During fiscal 2008, we recorded a total of $15,274 in losses associated with the redemption of $200,000 of 9% Senior Subordinated Notes refinanced by our Credit Facility and the replacement of our previous credit facility with the Credit Facility and the early extinguishment of other debt instruments.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8. Long-Term Debt (Continued)

        Future Principal Payments of Long-term Debt—The aggregate principal payments due on long-term debt as of April 25, 2010 over the next five years and thereafter, are as follows:

Fiscal Years Ending:
2011	$8,754
2012	8,768
2013	30,288
2014	1,149,755
2015	439
Thereafter	2,885

Total	$1,200,889

9. Other Long-Term Obligations

        Quad Cities Waterfront Convention Center—We entered into agreements with the City of Bettendorf, Iowa under which the City constructed a convention center which opened in January 2009, adjacent to our hotel. We lease, manage, and provide financial and operating support for the convention center. The Company was deemed, for accounting purposes only, to be the owner of the convention center during the construction period. Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. As of April 25, 2010 and April 26, 2009, we have recorded in other long-term obligations $17,166 and $17,314, respectively, related to our liability under ASC 840 related to the convention center. Under the terms of our agreements for the convention center, we have guaranteed certain obligations related to $13,815 of notes issued by the City of Bettendorf, Iowa for the convention center.

        The other long term obligation will be reflected in our consolidated balance sheets until completion of the lease term, at which time the related fixed assets, net of accumulated depreciation, will be removed from our consolidated financial statements and the net remaining obligation over the net carrying value of the fixed asset will be recognized as a gain (loss) on sale of the facility.

        Future minimum payments due under other long-term obligations, including interest, as of April 25, 2010 as follows:

Fiscal Years Ending:
2011	$1,100
2012	1,100
2013	1,100
2014	1,267
2015	1,600
Thereafter	17,536

Total minimum payments	$23,703

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10. Common Stock

        Earnings per Share of Common Stock—The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Fiscal Year Ended
	April 25, 2010	April 26, 2009	April 27, 2008
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations attributable to common stockholders	$(1,541)	$61,233	$(37,638)
Loss from discontinued operations	(1,732)	(17,658)	(59,236)

Net income (loss) attributable to the common stockholders	$(3,273)	$43,575	$(96,874)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	32,245,769	31,372,670	30,699,457
Effect of dilutive securities
Employee stock options	—	6,346	—

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	32,245,769	31,379,016	30,699,457

Basic earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$(0.05)	$1.95	$(1.24)
Loss from discontinued operations	(0.05)	(0.56)	(1.92)

Net income (loss) attributable to common stockholders	$(0.10)	$1.39	$(3.16)

Diluted earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$(0.05)	$1.95	$(1.24)
Loss from discontinued operations	(0.05)	(0.56)	(1.92)

Net income (loss) attributable to common stockholders	$(0.10)	$1.39	$(3.16)

        Due to the loss from continuing operations, stock options representing 116,511 shares, which are potentially dilutive, and 495,474 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted earnings (loss) per share for fiscal 2010. Stock options representing 1,520,040 and 3,872,513 shares, which were antidilutive, were excluded from the calculation of common shares for diluted earnings (loss) per share for fiscal 2009 and 2008, respectively.

        Stock Based Compensation—Under our amended and restated Long Term Incentive Plan, we have issued stock options and restricted stock.

        Stock Options—We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10. Common Stock (Continued)

one year after the date of grant. During fiscal 2010, our estimate of forfeitures increased to 12%. The impact of these changes in estimated forfeitures decreased expense by $737 and was recorded as a cumulative adjustment in the consolidated statements of operations for fiscal 2010.

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table:

	Fiscal Year Ended
	April 25, 2010	April 26, 2009	April 27, 2008
Weighted average expected volatility	67.86%	42.29%	43.02%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted average expected term (in years)	7	6.79	6.79
Weighted average risk-free interest rate	3.07%	3.50%	3.94%
Weighted average fair value of options granted	$7.53	$2.73	$7.72

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

        Tender Offer—On October 7, 2008, we completed a tender offer whereby certain employees and directors exchanged 2,067,201 of then outstanding stock options for 293,760 shares of restricted common stock and the payment of $155 in cash to eligible participants in accordance with the terms of the tender offer. Restricted shares issued as part of the tender offer vest three years from the date of issuance. During fiscal 2010, our estimate of forfeitures decreased from 20.8% to 7.7%. The impact of these changes in estimated forfeitures increased expense by $384 and was recorded as a cumulative adjustment in the consolidated statements of operations for fiscal 2010.

        Restricted Stock—We issue shares of restricted common stock to employees and directors under our Long Term Incentive Plan. Restricted stock awarded to employees vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Our estimate of forfeitures for restricted stock for employees and directors is 10% and 0%, respectively.

        Stock Compensation Expense—Total stock compensation expense from continuing operations in the accompanying consolidated statements of operations was $7,628, $7,103, and $7,263 for the fiscal years 2010, 2009, and 2008, respectively. We recognize compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10. Common Stock (Continued)

        Activity Under Our Share Based Plans—A summary of restricted stock and option activity for fiscal 2010 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price
Outstanding at April 26, 2009	761,530	$5.55	1,520,040	$12.30
Granted	647,861	12.63	100,000	11.25
Exercised	—		(21,602)	9.47
Vested	(306,700)	7.00	—
Forfeited and expired	(23,974)	7.16	(163,253)	20.94

Outstanding at April 25, 2010	1,078,717	9.35	1,435,185	$11.29

As of April 25, 2010:
Outstanding exercisable options	n/a		760,585	$13.36
Weighted average remaining contractual term	1.2 years		6.5 years
Aggregate intrinsic value:
Outstanding exercisable	n/a		$4.15
Outstanding	$9.35		$3.84
Nonvested:
Unrecognized compensation cost	$5,999		$1,437
Weighted average remaining vesting period	1.2 years		3.1 years

        Additional information relating to our share based plans is as follows:

	April 25, 2010	April 26, 2009	April 27, 2008
Restricted Stock:
Fair value of restricted stock vested during the year	$2,146	$512	$—
Stock Options:
Intrinsic value of stock options exercised	30	141	5,423
Income tax benefit from stock options exercised	—	—	977
Proceeds from stock option exercises	204	110	4,770

        We have 2,220,296 shares available for future issuance under our equity compensation plan as of April 25, 2010. Upon issuance of restricted shares or exercise of stock options, shares may be issued from available treasury or common shares.

        Stock-Based Compensation—Deferred Bonus Plan—Our stockholders have approved the Deferred Bonus Plan which provides for the issuance of non-vested stock to eligible officers and employees who agree to receive a deferred bonus in the form of non-vested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years and the fair value of the non-vested stock at the grant date is amortized ratably over the vesting period. Compensation expense related to stock-based compensation under the Deferred Bonus Plan for fiscal years 2010, 2009, and 2008 totaled $100, $175, and $265, respectively. We do not plan to award any further compensation

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10. Common Stock (Continued)

under the Deferred Bonus Plan, however, any grants that have been awarded prior to the Deferred Bonus Plan's discontinuation will be paid provided the vesting requirements are met.

        A summary of activity for fiscal 2010 under the deferred bonus plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at April 26, 2009	29,701	$22.86
Shares granted	—	—
Shares vested	(14,859)	18.60
Shares forfeited	(4,196)	26.05

Non-vested stock at April 25, 2010	10,646	$27.54

        The total weighted average fair value of shares vested related to the Deferred Bonus Plan for fiscal years 2010, 2009, and 2008 was $276, $515, and $873, respectively.

        Stock Repurchase—Our Board of Directors has approved a stock repurchase program, as amended, allowing up to 6,000,000 shares of our common stock to be repurchased. As of April 25, 2010, we have repurchased 4,895,792 shares of common stock, and retired 553,800 shares of common stock under this stock repurchase program. No shares were repurchased in fiscal years 2010, 2009 or 2008.

11. Deferred Compensation Plans

        2005 Deferred Compensation Plan—Our 2005 Deferred Compensation Plan (the "Plan"), as amended and restated, is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, and bonus payments in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of our common stock. The liability related to the Plan as of April 25, 2010 and April 26, 2009 was $3,069 and $2,726, respectively, and is included in long-term other accrued liabilities in the consolidated balance sheets. Expense for our contributions related to the Plan was $83, $104 and $85 in fiscal years 2010, 2009 and 2008, respectively.

12. Supplemental Disclosure of Cash Flow Information

        For the fiscal years 2010, 2009 and 2008 we made cash payments for interest, net of capitalized interest of $71,623, $90,706, and $108,090, respectively. We collected an income tax refund net of payments of $1,561 and $20,164 for fiscal years 2010 and 2009, respectively. We paid income taxes, net of refunds, of $7,949 in fiscal 2008.

        For fiscal 2009, we purchased property and equipment financed with a long term obligation of $14,384 as discussed in Note 9. Also for the fiscal year ended April 27, 2008, we purchased land financed with a note payable for $3,096.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13. Income Taxes

        Income tax (benefit) provision from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	April 25, 2010	April 26, 2009	April 27, 2008
Current:
Federal	$(868)	$—	$(14,022)
State	718	3,010	—

	(150)	3,010	(14,022)
Deferred:
Federal	(2,976)	35,309	(5,189)
State	(5,248)	2,720	(1,707)

	(8,224)	38,029	(6,896)

Income tax (benefit) provision	$(8,374)	$41,039	$(20,918)

        A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended
	April 25, 2010	April 26, 2009	April 27, 2008
Statutory tax (benefit) provision	$(3,469)	$35,794	$(18,720)
Effects of :
State taxes	197	5,730	(1,707)
Reduction of unrecognized tax benefits	(4,727)	—	—
Other
Various permanent differences	537	1,302	1,586
Employment tax credits	(784)	(1,333)	(1,351)
Noncontrolling interest	—	—	(1,943)
Qualified stock option expense (benefit)	(240)	644	814
Other	112	(1,098)	403

Income tax (benefit) provision	$(8,374)	$41,039	$(20,918)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13. Income Taxes (Continued)

        Significant components of our domestic net deferred income tax asset (liability) are as follows (in thousands):

	Fiscal Year Ended
	April 25, 2010	April 26, 2009
Deferred tax liabilities:
Property and equipment	$(83,830)	$(85,122)
Gain on early extinguishment of debt	(22,416)	(22,450)
Other	(8,696)	(8,583)

Total deferred tax liabilities	(114,942)	(116,155)

Deferred tax assets:
Accrued expenses	11,289	17,111
Alternative minimum tax credit	1,696	3,610
Employment tax credits	15,893	13,609
Capital loss carryover	1,576	1,576
Net operating losses	71,723	63,959
Other	9,951	17,702

Total deferred tax assets	112,128	117,567
Valuation allowance on deferred tax assets	(9,553)	(10,087)

Net deferred tax asset	102,575	107,480

Net deferred tax asset/(liability)	$(12,367)	$(8,675)

        At April 25, 2010, we have federal net operating loss carryforwards of $173,521 for income tax purposes, with expiration dates from fiscal 2011 to 2030. Approximately $41,882 of these net operating losses are attributable to IC Holdings Colorado, Inc. and its wholly-owned subsidiary CCSC/Blackhawk, Inc. ("IC Holdings, Inc. & Sub") and can only be used to offset income earned by these entities. The remaining federal net operating losses are subject to limitations under the internal revenue code and underlying treasury regulations, which may limit the amount ultimately utilized; however, we believe that all federal net operating losses will be utilized prior to expiration. IC Holdings, Inc. & Sub also has a federal capital loss carryforward of $4,146 that expires in 2011 for which it has established a full valuation allowance because it does not expect to benefit from the capital loss. We also have various state income tax net operating loss carryforwards totalling $237,010 with expiration dates from fiscal 2011 to 2030. We have determined that it is more likely than not that we will not be able to utilize $160,483 of the state income tax net operating losses and have established valuation reserves accordingly. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of April 25, 2010 will be accounted for as a reduction of income tax expense. We also have a federal general business credit carryforward of $15,893 for income tax purposes, which with expiration dates from fiscal 2018 to 2030. We believe that these credits will be utilized prior to expiration. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13. Income Taxes (Continued)

        We account for unrecognized tax benefits in accordance with ASC 740. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as follows:

	April 25, 2010	April 26, 2009
Beginning Balance	$19,482	$21,819
Gross increases—tax positions in current period	—	—
Gross increases—tax positions in prior periods	—	347
Gross decreases—tax positions in prior periods	(5,254)	—
Settlements	(2,102)	(550)
Lapse of statute of limitations	—	(2,134)

Ending Balance	$12,126	$19,482

        Included in the balance of unrecognized tax benefits at April 25, 2010 are $3,613 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at April 25, 2010 are $6,704 of tax benefits that, if recognized, would result in adjustments to deferred taxes.

        We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, we recorded interest expense of ($722), recorded interest income of $2,266 related to prior periods, and settled $1,001 of accrued interest during the fiscal year ended 2010. We accrued no penalties during the fiscal year ended 2010. In total, as of April 25, 2010, we have recognized a liability of $2,826 for interest and no amount for penalties.

        We believe that an increase in unrecognized tax benefits related to federal and state exposures in the coming year, though possible, cannot be reasonably estimated and will not be significant. In addition, we believe that it is reasonably possible that an amount between $7,700 and $12,100 of our currently remaining unrecognized tax positions may be recognized by the end of the fiscal year ending April 24, 2011. These amounts relate to positions taken on federal and Mississippi income tax returns for the fiscal years ending April 2002 through April 2008. These amounts are expected to be resolved during the next twelve months as a result of the anticipated completion of Mississippi income tax examinations and Federal statute expirations.

        We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. During fiscal 2010, the IRS completed its examination of our federal income tax returns for the 2006 and 2007 tax years which relate to our fiscal years ended April 29, 2007 and April 27, 2008, respectively. We recorded a tax benefit of $168 in fiscal 2010 related to the examination. The income tax examination changes are subject to review by the U.S. Congress Joint Committee on Taxation. We expect this review to be completed prior to the end of fiscal 2011. The statute of limitations expires January 2011 and January 2012, respectively, for the tax years included in the audit. In addition, various state jurisdictions are currently examining our state income tax returns for various subsidiaries. The tax returns for subsequent years are also subject to examination.

        We file in numerous state jurisdictions with varying statutes of limitations. Our unrecognized state tax benefits are related to state tax returns open from tax years 2001 through 2010 depending on each state's statute of limitations.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

14. Hurricane and Other Insurance Recoveries

        During fiscal years 2009 and 2008, we received insurance recoveries related to various claims. These insurance recoveries are from claims filed pertaining to our properties in Biloxi, Mississippi, Lake Charles, Louisiana and Pompano Beach, Florida, which were struck in the fall of 2005 by Hurricanes Katrina, Rita and Wilma, respectively. Additionally, we received insurance recoveries relating to flood claims at our Davenport property during fiscal 2009 and at our Natchez property during fiscal years 2008 and 2009.

        Business interruption insurance proceeds are included as revenues under Hurricane and other insurance recoveries in our consolidated statement of operations. Other insurance proceeds, after collection of insurance receivables are included as a reduction of operating expenses under hurricane and other insurance recoveries in our consolidated statement of operations.

        The significant component of our fiscal 2009 insurance recoveries is the final payment of our $225,000 settlement related to Hurricane Katrina which had damaged our Biloxi, Mississippi property. As a result of this settlement, we received an additional $95,000 in insurance proceeds. After first applying the proceeds to our remaining insurance receivable, we recognized $92,179 of pretax income including $60,000 of business interruption proceeds included in net revenues and other insurance recoveries of $32,179 are recorded as a reduction of operating expenses.

15. Employee Benefit Plan

        401(k) Plan—We have a 401(k) plan covering substantially all of our employees who have completed 90 days of service. Expense for our contributions for continuing operations related to the 401(k) plan was $1,465, $1,500, and $741 in fiscal years 2010, 2009, and 2008, respectively. Our contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

16. Related Party Transactions

        A member of the Board of Directors has provided consulting services related to on-going contracts and transactions in the United Kingdom. The total fees paid under this contract were $0, $10, and $60 in fiscal years 2010, 2009, and 2008, respectively.

        In fiscal 2008 we paid $78 plus expenses to a member of the Board of Directors for consulting services related to certain contracts and real estate transactions.

        Effective February 2010, we amended a lease with an entity owned by certain of our stockholders resulting a payment of $5 per month for a parking area adjacent to one of our casinos. Prior to this lease amendment, we leased on a month to month basis this parking area and a warehouse for $23 per month.

        In fiscal 2008, we reimbursed a private entity owned by certain of our directors for annual lease payments of approximately $34, for property leased by the private entity. The land was leased at our request in order to secure sites for possible casino operations.

        In 2005, one of our wholly owned subsidiaries, Isle of Capri Bettendorf, L.C., entered into a Development Agreement with the City of Bettendorf, Iowa and Green Bridge Company relating to the development of a conference/events center in Bettendorf, Iowa, the expansion of the hotel at

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

16. Related Party Transactions (Continued)

Bettendorf and related facilities, including a skywalk between the hotel and conference/events center and a parking facility. Green Bridge Company is indirectly owned by certain of our directors. As part of the transaction, Isle of Capri Bettendorf, L.C. purchased certain real estate owned by Green Bridge Company at its fair market value of $393 in fiscal 2008. Isle of Capri Bettendorf, L.C. will hold Green Bridge Company harmless from certain future increases in assessments on adjacent property owned by Green Bridge Company, capped at $4,500.

17. Fair Value Measurements

        Interest Rate Hedge Agreements—We have entered into various interest rate swap agreements pertaining to the Credit Facility for an aggregate notional value of $400,000 with maturity dates through fiscal 2014. In addition, during the third quarter of fiscal 2010, we entered into an interest rate cap contract with a notional value of $20,000 having a maturity date in fiscal 2012 and paid a premium of $105 at inception. We entered into these hedging agreements in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the Credit Facility.

        As a result of the amendment to our Credit Facility in the fourth quarter of 2010, our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore future changes in the fair value of the swaps are recorded in other income (expense) in the consolidated statement of operations. As of April 25, 2010, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.58%. The interest rate cap agreement meets the criteria for hedge accounting for cash flow hedges and has been evaluated, as of April 25, 2010, as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap.

        The fair value of derivatives included in our consolidated balance sheet and change in our unrealized loss are as follows:

Type of Derivative Instrument	Balance Sheet Location	April 25, 2010	April 26, 2009
Interest rate cap contract	Prepaid deposits and other	$24	$—
Interest rate swap contracts	Accrued interest	6,704	2,258
Interest rate swap contracts	Other long-term liabilities	6,247	21,454

        The change in unrealized loss on our derivatives was $7,139 and $9,998 for fiscal years 2010 and 2009, respectively.

        The fair value of our interest swap and cap contracts are measured using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based yield curve as of the date of the valuation. The fair value of our interest rate swap contracts as recorded in our consolidated balance sheet is recorded net of deferred income tax benefits of $4,704 and $8,879, for fiscal years 2010 and 2009, respectively.

        The amount of the gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings and its location in the consolidated statements of income is as follows:

		Fiscal Year Ended
Type of Derivative Instrument	Income Statement Location	April 25, 2010	April 26, 2009	April 27, 2008
Interest rate swap contracts	Interest expense	$(19,174)	$(10,165)	$(70)
	Other expense	(3,912)	—	—

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Fair Value Measurements (Continued)

        The Company recorded income of $3,541 in other expense related to the change in fair value of the interest rate swaps no longer qualifying for hedge accounting.

        The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts maturing in the next twelve months was $5,718 as of April 25, 2010.

        The amount of gain (loss) recognized in accumulated other comprehensive income (loss) is as follows:

	Fiscal Year Ended
Type of Derivative Instrument	April 25, 2010	April 26, 2009	April 27, 2008
Interest rate cap contracts	(50)	—	—
Interest rate swap contracts	6,955	(6,255)	(8,555)

Total	$6,905	$(6,255)	$(8,555)

        A detail of accumulated other comprehensive income (loss) is as follows:

Type of Derivative Instrument	April 25, 2010	April 26, 2009
Interest rate cap contracts	$(50)	$—
Interest rate swap contracts	(7,877)	(14,832)
Foreign currency translation gain (loss)	(133)	(359)

	$(8,060)	$(15,191)

        Financial Instruments—The estimated carrying amounts and fair values of our other financial instruments are as follows:

	April 25, 2010		April 26, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$68,069	$68,069	$96,654	$96,654
Marketable securities	22,926	22,926	17,548	17,548
Restricted cash	2,774	2,774	2,774	2,774
Notes receivable	3,000	3,000	3,000	3,000
Financial liabilities:
Revolver	$21,500	$20,855	$112,000	$112,000
Variable rate term loans	817,256	800,911	825,651	652,264
7% Senior subordinated notes	357,275	326,013	357,275	262,597
Other long-term debt	4,858	4,858	6,146	6,146
Other long-term obligations	17,166	17,166	17,314	17,314

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

        The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; Casino America of Colorado, Inc.; CCSC/Blackhawk, Inc.; Grand Palais Riverboat, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC-Black Hawk County, Inc.; IOC-Davenport, Inc.; IOC Holdings, L.L.C.; IOC Services, L.L.C.; Isle of Capri Bahamas Holdings, Inc.; Isle of Capri Bettendorf Marina Corporation.; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk Capital Corp.; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; P.P.I, Inc.; Riverboat Corporation of Mississippi; Riverboat Services, Inc.; and St. Charles Gaming Company, Inc. Each of the subsidiaries' guarantees is joint and several with the guarantees of the other subsidiaries.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed balance sheets as of April 25, 2010 and April 26, 2009 are as follows (in thousands):

	As of April 25, 2010
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$35,835	$71,976	$43,193	$(1,100)	$149,904
Intercompany receivables	990,557	(185,612)	(54,177)	(750,768)	—
Investments in subsidiaries	390,369	(63,110)	—	(327,259)	—
Property and equipment, net	7,579	1,059,147	32,216	—	1,098,942
Other assets	57,092	409,106	11,150	(51,354)	425,994

Total assets	$1,481,432	$1,291,507	$32,382	$(1,130,481)	$1,674,840

Current liabilities	$46,581	$80,884	$30,790	$(1,100)	$157,155
Intercompany payables	—	750,768	—	(750,768)	—
Long-term debt, less current maturities	1,187,631	3,760	744	—	1,192,135
Other accrued liabilities	7,001	116,815	12,869	(51,354)	85,331
Stockholders' equity	240,219	339,280	(12,021)	(327,259)	240,219

Total liabilities and stockholders' equity	$1,481,432	$1,291,507	$32,382	$(1,130,481)	$1,674,840

	As of April 26, 2009
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$38,145	$95,971	$45,772	$(2,295)	$177,593
Intercompany receivables	1,145,395	(257,297)	(97,536)	(790,562)	—
Investments in subsidiaries	333,012	(58,041)	—	(274,971)	—
Property and equipment, net	10,158	1,134,553	32,829	—	1,177,540
Other assets	53,805	415,013	8,021	(49,310)	427,529

Total assets	$1,580,515	$1,330,199	$(10,914)	$(1,117,138)	$1,782,662

Current liabilities	$40,440	$97,576	$32,272	$(2,295)	$167,993
Intercompany payables	—	790,562	—	(790,562)	—
Long-term debt, less current maturities	1,286,526	3,995	863	—	1,291,384
Other accrued liabilities	25,123	106,976	12,070	(49,310)	94,859
Stockholders' equity	228,426	331,090	(56,119)	(274,971)	228,426

Total liabilities and stockholders' equity	$1,580,515	$1,330,199	$(10,914)	$(1,117,138)	$1,782,662

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of operations for the fiscal years ended April 25, 2010, April 26, 2009 and April 27, 2008 are as follows:

	For the Fiscal Year Ended April 25, 2010
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,013,386	$—	$—	$1,013,386
Pari-mutuel, rooms, food, beverage and other	1,320	176,599	9,654	(9,572)	178,001

Gross revenues	1,320	1,189,985	9,654	(9,572)	1,191,387
Less promotional allowances	—	(191,551)	—	—	(191,551)

Net revenues	1,320	998,434	9,654	(9,572)	999,836
Operating expenses:
Casino	—	153,838	—	—	153,838
Gaming taxes	—	262,241	—	—	262,241
Pari-mutuel, rooms, food, beverage and other	45,479	370,311	3,979	(9,572)	410,197
Management fee expense (revenue)	(26,197)	26,197	—	—	—
Depreciation and amortization	4,115	104,779	610	—	109,504

Total operating expenses	23,397	917,366	4,589	(9,572)	935,780

Operating income (loss)	(22,077)	81,068	5,065	—	64,056
Interest expense, net	(10,827)	(62,545)	(229)	—	(73,601)
Gain on extinguishment of debt	—	—	—	—	—
Other	(370)	—	—	—	(370)
Equity in income (loss) of subsidiaries	14,671	(3,268)	—	(11,403)	—

Income (loss) from continuing operations before income taxes and noncontolling interest	(18,603)	15,255	4,836	(11,403)	(9,915)
Income tax (provision) benefit	17,062	(6,719)	(1,969)	—	8,374

Income (loss) from continuining operations	(1,541)	8,536	2,867	(11,403)	(1,541)
Income (loss) of discontinued operations	(1,732)	(1,167)	(2,300)	3,467	(1,732)

Net income (loss)	$(3,273)	$7,369	$567	$(7,936)	$(3,273)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 26, 2009
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,055,694	$—	$—	$1,055,694
Pari-mutuel, rooms, food, beverage and other	368	247,489	9,514	(9,427)	247,944

Gross revenues	368	1,303,183	9,514	(9,427)	1,303,638
Less promotional allowances	—	(195,603)	—	—	(195,603)

Net revenues	368	1,107,580	9,514	(9,427)	1,108,035
Operating expenses:
Casino	—	151,610	—	—	151,610
Gaming taxes	—	269,928	—	—	269,928
Pari-mutuel, rooms, food, beverage and other	47,098	382,196	9,658	(9,427)	429,525
Management fee expense (revenue)	(30,681)	30,681	—	—	—
Depreciation and amortization	4,852	116,983	605	—	122,440

Total operating expenses	21,269	951,398	10,263	(9,427)	973,503

Operating income (loss)	(20,901)	156,182	(749)	—	134,532
Interest expense, net	(19,776)	(69,765)	(412)	—	(89,953)
Gain on extinguishment of debt	57,693	—	—	—	57,693
Equity in income (loss) of subsidiaries	53,133	(15,537)	—	(37,596)	—

Income (loss) from continuing operations before income taxes and noncontrolling interest	70,149	70,880	(1,161)	(37,596)	102,272
Income tax (provision) benefit	(8,916)	(33,175)	1,052	—	(41,039)

Income (loss) from continuining operations	61,233	37,705	(109)	(37,596)	61,233
Income (loss) from discontinued operations, net of tax	(17,658)	(2,038)	(39,614)	41,652	(17,658)

Net income (loss)	$43,575	$35,667	$(39,723)	$4,056	$43,575

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 27, 2008
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,092,293	$—	$—	$1,092,293
Pari-mutuel, rooms, food, beverage and other	359	199,393	13,253	(13,015)	199,990

Gross revenues	359	1,291,686	13,253	(13,015)	1,292,283
Less promotional allowances	—	(200,900)	—	—	(200,900)

Net revenues	359	1,090,786	13,253	(13,015)	1,091,383
Operating expenses:
Casino	—	151,090	—	—	151,090
Gaming taxes	—	285,370	—	—	285,370
Pari-mutuel, rooms, food, beverage and other	55,475	407,752	10,625	(13,015)	460,837
Management fee expense (revenue)	(29,600)	29,600	—	—	—
Depreciation and amortization	5,089	123,264	582	—	128,935

Total operating expenses	30,964	997,076	11,207	(13,015)	1,026,232

Operating income (loss)	(30,605)	93,710	2,046	—	65,151
Interest expense, net	(32,900)	(70,716)	51	—	(103,565)
Gain on extinguishment of debt	(13,660)	(1,614)	—	—	(15,274)
Equity in income (loss) of subsidiaries	16,569	(2,761)	—	(13,808)	—

Income (loss) from continuing operations before income taxes and including noncontrolling interest	(60,596)	18,619	2,097	(13,808)	(53,688)
Income tax (provision) benefit	27,826	7,806	(14,714)	—	20,918

Income (loss) from continuing operations including noncontrolling interest	(32,770)	26,425	(12,617)	(13,808)	(32,770)
Income (loss) from discontinued operations, net of tax	(59,236)	(627)	(110,779)	111,406	(59,236)

Net income (loss) including noncontrolling interest	(92,006)	25,798	(123,396)	97,598	(92,006)
Net income attributable to noncontrolling interest	(4,868)	(4,868)	—	4,868	(4,868)

Net income (loss) attributable to common stockholders	$(96,874)	$20,930	$(123,396)	$102,466	$(96,874)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of cash flows for the fiscal years ended April 25, 2010, April 26, 2009 and April 27, 2008 are as follows:

	For the Fiscal Year Ended April 25, 2010
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$(9,849)	$120,337	$(4,106)	$—	$106,382
Net cash provided by (used in) investing activities	110,144	(30,321)	722	(111,535)	(30,990)
Net cash provided by (used in) financing activities	(102,565)	(111,703)	(1,225)	111,535	(103,958)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(19)	—	(19)

Net increase (decrease) in cash and cash equivalents	(2,270)	(21,687)	(4,628)	—	(28,585)
Cash and cash equivalents at beginning of the period	8,776	68,681	19,197	—	96,654

Cash and cash equivalents at end of the period	$6,506	$46,994	$14,569	$—	$68,069

	For the Fiscal Year Ended April 26, 2009
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$10,189	$200,621	$(20,200)	$—	$190,610
Net cash provided by (used in) investing activities	138,049	(26,177)	(2,382)	(137,357)	(27,867)
Net cash provided by (used in) financing activities	(144,824)	(173,151)	23,435	137,357	(157,183)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(696)	—	(696)

Net increase (decrease) in cash and cash equivalents	3,414	1,293	157	—	4,864
Cash and cash equivalents at beginning of the period	5,362	67,388	19,040	—	91,790

Cash and cash equivalents at end of the period	$8,776	$68,681	$19,197	$—	$96,654

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 27, 2008
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$(50,627)	$213,017	$(29,033)	$—	$133,357
Net cash provided by (used in) investing activities	(310,374)	(272,573)	(25,714)	306,215	(302,446)
Net cash provided by (used in) financing activities	283,469	41,792	53,468	(306,215)	72,514
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	251	—	251

Net increase (decrease) in cash and cash equivalents	(77,532)	(17,764)	(1,028)	—	(96,324)
Cash and cash equivalents at beginning of the period	82,894	85,152	20,068	—	188,114

Cash and cash equivalents at end of the period	$5,362	$67,388	$19,040	$—	$91,790

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19. Selected Quarterly Financial Information (unaudited)

        Our selected quarterly financial information has included reclassifications for amounts show in our previously filed reports on Forms 10-Q to reflect the discontinued operations presentation for our Freeport, Grand Bahama and UK casino properties.

	Fiscal Quarters Ended
	July 26, 2009	October 25, 2009	January 24, 2010	April 25, 2010
Net revenues	$257,914	$246,055	$227,071	$268,796
Operating income	19,939	13,822	2,676	27,619
Income (loss) from continuing operations	1,055	2,373	(11,400)	6,431
Income (loss) from discontinued operations, net of income taxes	(150)	(811)	775	(1,546)
Net income (loss)	905	1,562	(10,625)	4,885
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$0.03	$0.07	$(0.35)	$0.20
Income (loss) from discontinued operations, net of income taxes	—	(0.02)	0.02	(0.05)

Net income (loss)	$0.03	$0.05	$(0.33)	$0.15

Earnings (loss) per common share diluted: Income (loss) from continuing operations	$0.03	$0.07	$(0.35)	$0.20
Income (loss) from discontinued operations, net of income taxes	—	(0.02)	0.02	(0.05)

Net income (loss)	$0.03	$0.05	$(0.33)	$0.15

Weighted average basic shares	31,779,100	32,319,789	32,438,809	32,445,378
Weighted average dilutive shares	31,885,101	32,511,462	32,438,809	32,515,829

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19. Selected Quarterly Financial Information (unaudited) (Continued)

	Fiscal Quarters Ended
	July 27, 2008	October 26, 2008	January 25, 2009	April 26, 2009
Net revenues	$273,922	$247,588	$301,916	$284,609
Operating income	21,586	6,690	101,988	4,268
Income (loss) from continuing operations	(3,282)	(9,307)	48,269	25,553
Income (loss) from discontinued operations, net of income taxes	(344)	(4,193)	(2,156)	(10,965)
Net income (loss)	(3,626)	(13,500)	46,113	14,588
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.11)	$(0.30)	$1.52	$0.80
Income (loss) from discontinued operations, net of income taxes	(0.01)	(0.13)	(0.07)	(0.34)

Net income (loss)	$(0.12)	$(0.43)	$1.45	$0.46

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.11)	$(0.30)	$1.52	$0.80
Income (loss) from discontinued operations, net of income taxes	(0.01)	(0.13)	(0.07)	(0.34)

Net income (loss)	$(0.12)	$(0.43)	$1.45	$0.46

Weighted average basic shares	30,866,687	31,171,903	31,765,365	31,770,653
Weighted average dilutive shares	30,866,687	31,171,903	31,765,365	31,770,653

        A summary of certain revenues and expenses from our continuing operations impacting our quarterly financial results is as follows:

	Fiscal Quarters Ended
	July 26, 2009	October 25, 2009	January 24, 2010	April 25, 2010
(Expense) Revenue:
Expense recoveries and other charges, net	$—	$6,762	$—	$—

	Fiscal Quarters Ended
	July 27, 2008	October 26, 2008	January 25, 2009	April 26, 2009
(Expense) Revenue:
Hurricane and other insurance recoveries	$—	$—	$92,179	$3,030
Expense recoveries and other charges, nst	(6,000)	—	—	(30,125)
Gain on early extinguishment of debt	—	—	—	57,693

        Hurricane and other Insurance Recoveries—Reflect receipts relating to property and business interruption claims. During the third quarter of fiscal 2009, we received our final settlement of Hurricane Katrina claim.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19. Selected Quarterly Financial Information (unaudited) (Continued)

        Expense recoveries and other charges, net—During the second quarter of 2010 we recorded an expense recovery of $6,762, representing the discounted value of a receivable for reimbursement of development costs. During first quarter of 2009 we terminated a potential development agreement for a casino project in Portland, Oregon and as a result recorded a $6,000 charge. During the fourth quarter of 2009 our valuation charges included $18,269 in goodwill and intangible asset impairment at our Black Hawk, Colorado property as a result of our annual impairment testing under required under ASC 350 and $11,856 to write-off construction in progress at our Biloxi property.

        Gain (loss) on Extinguishment of Debt—During the fourth quarter of fiscal 2009, we retired $142,725 of our Senior Subordinated Notes through a tender offer for $82,773 from our available cash and cash equivalents. After expenses related to the elimination of deferred finance costs and transactions costs, we recognized a pretax gain of $57,892 during fiscal 2009. During the fourth quarter of fiscal 2009, we permanently repaid $35,000 of our variable rate term loans under our 2007 Credit facility with proceeds from our hurricane insurance settlement resulting in a loss on early extinguishment of debt of $199 due to the write-off of deferred financing costs.

        Discontinued Operations—The fourth quarter of fiscal 2009 includes losses of $13,416 associated with the sale of our Coventry, England operations and the planned discontinuance of our other United Kingdom operations.

20. Commitments and Contingencies

        Operating Leases—Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 25, 2010:

Fiscal Years Ending:
2011	$20,510
2012	16,596
2013	16,290
2014	16,238
2015	15,684
Therafter	423,479

Total minimum lease payments	$508,797

        Rent expense from continuing operations was $31,672, $33,109, and $35,357 in fiscal years 2010, 2009, and 2008, respectively. Such amounts include contingent rentals of $5,739, $6,259, and $8,037 in fiscal years 2010, 2009 and 2008, respectively.

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

        In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece's appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has tentatively been scheduled for November 2010.

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 25, 2010, we have accrued an estimated liability including interest of $10,690. Our accrual is based upon management's estimate of the original claim by the plaintiffs for lost payments. We continue to accrue interest on the asserted claim. We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

        During January, 2010, we entered into an agreement to provide management services for a potential casino to be located at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, ("the Resort"). The development of this casino is subject to numerous regulatory approvals including obtaining a state gaming license, which is a competitive award process among several applicants. If the Resort is successful in obtaining a gaming license, we have agreed to complete the build-out of the casino space. We currently estimate the project cost at approximately $50 million.

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

ISLE OF CAPRI CASINOS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Accounts Receivable Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 25, 2010	$5,106	$1,400	$(4,551)	$1,955
Year Ended April 26, 2009	4,258	973	(125)	5,106
Year Ended April 27, 2008	4,335	3,407	(3,484)	4,258

Other Receivables Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 25, 2010	$3,194	$—	$(312)	$2,882
Year Ended April 26, 2009	3,194	—	—	3,194
Year Ended April 27, 2008	3,194	—	—	3,194

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of April 25, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 25, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management has concluded that, as of April 25, 2010, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which is included in Item 8.

        Changes in Internal Controls over Financial Reporting—There have been no changes in our internal controls over financial reporting during the quarter ended April 25, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting, other than the remediation of the material weakness discussed below. During the quarter ended April 25, 2010, we implemented a redacted accounting chart of accounts to improve our overall processes as well as implemented a new financial report writing software. The internal controls over our general ledger and financial reporting remained consistent before and after these changes.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item relating to security ownership of management has been omitted from this report and is incorporated by reference to Isle of Capri's definitive proxy statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

        Equity Compensation Plans.    The following table provides information about securities authorized for issuance under our 2009 Long-Term Stock Incentive Plan for the fiscal 2010.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,435,185	$11.29	2,220,296
Equity compensation plans not approved by security holders	—	—	—

Total	1,435,185	$11.29	2,220,296

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

ISLE OF CAPRI CASINOS, INC.
Dated: June 8, 2010	By	/s/ JAMES B. PERRY James B. Perry, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 8, 2010	/s/ JAMES B. PERRY James B. Perry,
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Dated: June 8, 2010	/s/ DALE R. BLACK Dale R. Black,
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 8, 2010	/s/ ROBERT S. GOLDSTEIN Robert S. Goldstein,
Vice Chairman of the Board
Dated: June 8, 2010	/s/ W. RANDOLPH BAKER W. Randolph Baker,
Director
Dated: June 8, 2010	/s/ JOHN G. BRACKENBURY John G. Brackenbury,
Director
Dated: June 8, 2010	/s/ ALAN J. GLAZER Alan J. Glazer,
Director

Dated: June 8, 2010	/s/ JEFFREY D. GOLDSTEIN Jeffrey D. Goldstein,
Director
Dated: June 8, 2010	/s/ RICHARD A. GOLDSTEIN Richard A. Goldstein,
Director
Dated: June 8, 2010	/s/ SHAUN R. HAYES Shaun R. Hayes,
Director
Dated: June 8, 2010	/s/ GREGORY J. KOZICZ Gregory J. Kozicz,
Director
Dated: June 8, 2010	/s/ LEE S. WIELANSKY Lee S. Wielansky,
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION
3.1A		Certificate of Incorporation of Casino America, Inc. (Incorporated by reference to the Registration Statement on Form S-1 filed September 3, 1993)

3.1B		Amendment to Certificate of Incorporation of Casino America, Inc. (Incorporated by reference to the Proxy Statement for the fiscal year ended April 26, 1998)

3.2A		By-laws of Casino America, Inc. (Incorporated by reference to the Registration Statement on Form S-1 filed September 3, 1993)

3.2B		Amendment to By-laws of Casino America, Inc., dated February 7, 1997 (Incorporated by reference to Exhibit 3.2A to the Annual Report on Form 10-K filed on July 28, 1997)

4.1		Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed on May 12, 2004)

4.2		Registration Rights Agreement, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc. and CIBC World Markets Corp. on behalf of themselves and as representatives of the other initial purchasers (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed on May 12, 2004)

10.1	†	Amended Casino America, Inc. 1993 Stock Option Plan (Incorporated by reference to the Proxy Statement filed on August 25, 1997)

10.2	†	Amended and Restated Isle of Capri Casinos, Inc. 2009 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on From 10-Q on December 4, 2009)

10.3	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)

10.4	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan Code Section 409A Compliance Amendment

10.5	†	Isle of Capri Casinos, Inc.'s Amended and Restated Deferred Compensation Plan

10.6	†	Isle of Capri Casino, Inc. Amended and Restated Deferred Compensation Plan Adoption Agreement

10.7	†	Letter of Stock Option and Compensation Committee dated November 1, 2008 (Incorporated by reference to Exhibit 99.1 to the 8-K filed on November 6, 2008)

10.8	†	Isle of Capri Casinos, Inc.'s 2005 Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Quarterly Report Form 10-Q filed on March 1, 2005)

10.9	†	Isle of Capri Casinos, Inc. Non-employee Director Deferred Compensation Plan

10.10	†	Isle of Capri Casinos, Inc. Medical Expense Reimbursement Plan (MERP)

10.11	†	Employment Agreement, dated as of July 16, 2007, between Isle of Capri Casinos, Inc. and Virginia McDowell (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2007)

EXHIBIT NUMBER		DESCRIPTION
10.12	†	Employment Agreement dated as of December 3, 2007, between Isle of Capri Casinos, Inc. and Dale R. Black (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2007)

10.13	†	Employment Agreement, dated as of March 4, 2008, between Isle of Capri Casinos, Inc. and James B. Perry (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2008)

10.14	†	Employment Agreement, dated as of July 1, 2008, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on July 11, 2008)

10.15	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—James B. Perry (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.16	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Virginia M. McDowell (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.17	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Dale R. Black (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.18	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.19	†*	Employment Agreement dated as of August 6, 2009, between Isle of Capri Casinos, Inc. and Eric Hausler.

10.20	†*	Employment Agreement dated as of October 30, 2008, between Isle of Capri Casinos, Inc. and Paul Keller.

10.21	†	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on July 11, 2008)

10.22	†	Form Stock Option Award Agreement (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on July 11, 2008)

10.23	†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on June 25, 2009)

10.24		Credit Agreement, dated as of July 26, 2007 among Isle of Capri Casinos, Inc., the Lenders listed herein, Credit Suisse, Cayman Island Branch, as administrative agent, issuing bank and swing line lender, Credit Suisse Securities (USA) LLC, as lead arranger and bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as co-syndication agents and U.S. Bank, N.A. and Wachovia Bank, National Association, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.25	Security Agreement, dated as of July 26, 2007, among Isle of Capri Casinos, Inc., its material subsidiaries party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent for and representative of the financial institutions party to the Credit Agreement and any Hedge Providers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.26	First Amendment to Credit Agreement, dated as of February 17, 2010, among the Company, as borrower, the financial institutions listed therein, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other agents referred to therein among Isle of Capri Casinos, Inc., the Lenders listed therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2010.

10.27	Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.28	Addendum to Lease Agreement, dated August 1, 1992, between the City of Biloxi, Mississippi, Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.29	Second Addendum to Lease, dated April 9, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.30	Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

10.31	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.32	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

10.33	Point Cadet Compromise and Settlement Agreement, dated August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an Exhibit 10.29 to the Annual Report on Form 10-K filed on July 30, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.34	Biloxi Waterfront Project Garage-Podium Lease and Easement dated as of August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an Exhibit 10.30 to the Annual Report on Form 10-K filed on July 30, 2007)

10.35	Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.36	Second Amendment to Berth Rental Agreement dated August 13, 1996, (ii) Third Amendment to Berth Rental Agreement dated December 14, 1999 and (iii) Letter Agreement to Berth Rental Agreement dated October 17, 2006 (Biloxi) (Incorporated by reference to an Exhibit 10.32 to the Annual Report on Form 10-K filed on July 30, 2007)

10.37	Agreement on Casino Berth Tract dated as of August 15, 2002, State consented to dredging, wharfing and filling by Isle of areas to reconfigure Berth Tract to accommodate a larger gaming vessel (Biloxi) (Incorporated by reference to an Exhibit 10.33 to the Annual Report on Form 10-K filed on July 30, 2007)

10.38	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to an Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)

10.39	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)

10.40	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.46 to the Annual Report on Form 10-K filed on July 28, 2000)

10.41	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.47 to the Annual Report on Form 10-K filed on July 28, 2000)

10.42	Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997. (Incorporated by reference to an Exhibit 10.40 to the Annual Report on Form 10-K filed on July 11, 2008)

10.43	Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999. (Incorporated by reference to an Exhibit 10.41 to the Annual Report on Form 10-K filed on July 11, 2008)

EXHIBIT NUMBER	DESCRIPTION
10.44	Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001. (Incorporated by reference to an Exhibit 10.42 to the Annual Report on Form 10-K filed on July 11, 2008)

10.45	Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001. (Incorporated by reference to an Exhibit 10.43 to the Annual Report on Form 10-K filed on July 11, 2008)

10.46	Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of August 21, 1995 (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed June 25, 2009)

10.47	First Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of October 31, 1995 (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed June 25, 2009)

10.48	Second Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of June 10, 1996 (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed June 25, 2009)

10.49	Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000. (Incorporated by reference to an Exhibit 10.44 to the Annual Report on Form 10-K filed on July 11, 2008)

10.50	Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of August 15, 1995. (Incorporated by reference to an Exhibit 10.45 to the Annual Report on Form 10-K filed on July 11, 2008)

10.51	Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 4, 1996. (Incorporated by reference to an Exhibit 10.46 to the Annual Report on Form 10-K filed on July 11, 2008)

10.52	Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of March 21, 2003.(Incorporated by reference to an Exhibit 10.47 to the Annual Report on Form 10-K filed on July 11, 2008)

10.53	Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003. (Incorporated by reference to an Exhibit 10.48 to the Annual Report on Form 10-K filed on July 11, 2008)

10.54	Operator's Contract dated August 11, 1994; as amended by: (i) Amendment to Operator's Contract dated August 15, 1998; and (ii) Second Amendment to Operator's Contract dated June 30, 2004 (Bettendorf) (Incorporated by reference to an Exhibit 10.38 to the Annual Report on Form 10-K filed on July 30, 2007)

EXHIBIT NUMBER		DESCRIPTION

10.55		Purchase Agreement, dated April 1, 2010, by and among United Gaming Rainbow, Inc., Bally Technologies, Inc., Isle of Capri Casinos, Inc., IOC-Vicksburg, Inc. and IOC-Vicksburg, L.L.C., with respect to Rainbow Casino-Vicksburg Partnership, L.P. d/b/a Rainbow Casino (Incorporated by reference to an Exhibit 99.1 to the Current Report on Form 8-K filed on April 1, 2010)

21.1	*	Significant Subsidiaries of Isle of Capri Casinos, Inc.

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	*	Description of Governmental Regulation.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement.