Form 10-K/A
period 2010-04-25
ISLE OF CAPRI CASINOS INC
filed 2010-06-08
CIK 863015

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

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended April 25, 2010 ("Amendment"), originally filed with the Securities and Exchange Commission (the "SEC") on June 8, 2010, for the sole purpose of correcting the dates of the following:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 25, 2010, and April 26, 2009, and the related consolidated statements of operations, stockholder's equity, and cash flows for the fiscal years ended April 25, 2010, April 26, 2009, and April 27, 2008, and our report dated June 8, 2010, expressed an unqualified opinion thereon.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 25, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report date June 8, 2010, expressed an unqualified opinion thereon.

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