Form 10-K/A
period 2010-04-25
ISLE OF CAPRI CASINOS INC
filed 2010-08-23
CIK 863015

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

 EXPLANATORY NOTE

        We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended April 25, 2010 ("Amendment"), originally filed with the Securities and Exchange Commission (the "SEC") on June 8, 2010 and amended on June 8, 2010 (the "Original Form 10-K").

        The purpose of this Amendment is to amend the Original Form 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Additionally, in Item 8, Note 2 to the consolidated financial statements, the following language in the Subsequent Events section "No material subsequent events have occurred that require recognition or disclosure in the consolidated financial statements" has been replaced with a reference to a new Note 21, which addresses the completion of our acquisition of the Rainbow Casino located in Vicksburg, Mississippi. Other than described in the preceding sentence, the financial statements have not been revised.

        Pursuant to the rules of the SEC, Item 15 of Part IV has also been amended to contain the currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications of the Company's Principal Executive Officer and Principal Financial Officer are attached to this Amendment as Exhibits 31 and 32.

        For the convenience of the reader, this Amendment sets forth the Original Form 10-K, in its entirety, as modified and superseded where necessary to reflect the amendments discussed above. The following items have been amended to include the required Part III information and to update subsequent events:

  •
  Part II—Item 8. Financial Statements and Supplementary Data

  •
  Part III—Item 10. Directors, Executive Officers and Corporate Governance

  •
  Part III—Item 11. Executive Compensation

  •
  Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  •
  Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence

  •
  Part III—Item 14. Principal Accountant Fees and Services

  •
  Part IV—Item 15(b). Exhibits

        The remaining Items contained within this Amendment consist of all other Items contained in the Original Form 10-K and are included for the convenience of the reader. The sections of the Original Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed. Other than as required to reflect the changes discussed above, the Original Form 10-K continues to speak as of the date thereof (or such other date as may be referred to in the Original Form 10-K). Events occurring subsequent to the filing of the Original Form 10-K and disclosures necessary to reflect any subsequent events have been or will be addressed in our filings with the SEC for periods subsequent to the periods covered by the Original Form 10-K.

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

        Subsequent Events—The Company evaluated all subsequent events through the date the consolidated financial statements were issued. (See Note 21).

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

21. Event (Unaudited) Subsequent to the Date of the Independent Auditor's Report

        On June 8, 2010, we completed our acquisition of Rainbow Casino located in Vicksburg, Mississippi for $80,000. The acquisition was financed through borrowings under our Credit Facility.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

        Each of the individuals listed below is currently serving on the Company's Board of Directors.

Name	Age
James B. Perry	60
Robert S. Goldstein	55
W. Randolph Baker	63
John G. Brackenbury*	73
Alan J. Glazer	69
Jeffrey D. Goldstein	57
Richard A. Goldstein	49
Shaun R. Hayes	50
Gregory J. Kozicz	49
Lee S. Wielansky	59

*
John G. Brackenbury, a director currently serving on the Company's Board of Directors, is retiring and will not be standing for re-election.

        James B. Perry has been a director since July 2007 and was named Chairman of the Board in August 2009. Since March 2008, he has served as our Chief Executive Officer. Prior to being named Chairman, Mr. Perry was Executive Vice Chairman from March 2008 to August 2009 and Vice Chairman from July 2007 to March 2008. Mr. Perry served as a Class III Director on the board of Trump Entertainment Resorts, Inc. from May 2005 until July 2007. From July 2005 to July 2007, Mr. Perry served as Chief Executive Officer and President of Trump Entertainment Resort, Inc., which filed for Chapter 11 bankruptcy in February 2009. Mr. Perry was President of Argosy Gaming Company from April 1997 through July 2002 and Chief Executive Officer of Argosy Gaming Company from April 1997 through May 2003. Mr. Perry also served as a member of the Board of Directors of Argosy Gaming Company from 2000 to July 2005. Mr. Perry brings more than 25 years of industry experience to the Board and his day-to-day leadership of the Company provides our Board of Directors with intimate knowledge of all aspects of our business. He also has extensive experience in executive management and strategic planning.

        Robert S. Goldstein has been a director since February 1993 and was named Vice Chairman of the Board in March 2008. Prior to being named Vice Chairman, Mr. Goldstein was Executive Vice Chairman from October 2005 to March 2008. Mr. Goldstein is the Chairman, Chief Executive Officer and President of Alter Trading Corporation, a company engaged in the business of scrap metal recycling, and has been associated with that company since 1977. Mr. Goldstein serves as Chairman and Chief Executive Officer of Goldstein Group, Inc., a private company. Additionally, Mr. Goldstein was a director, officer, and stockholder of the Steamboat Companies and has been an officer of several affiliated companies engaged in river transportation, stevedoring and equipment leasing since 1980. Mr. Goldstein is the brother of Jeffrey D. Goldstein and Richard A. Goldstein. Mr. Goldstein has extensive experience in management of operations, corporate governance and strategic planning. Mr. Goldstein has served as a member of our Board for more than 16 years and brings to the Board an in-depth understanding of the Company's business, history and organization.

        W. Randolph Baker has been a director since September 1997. In July 2008, Mr. Baker resigned from his position as Chair of the Sycuan Institute on Tribal Gaming at San Diego State University, the nation's first academic program dedicated to the study of tribal gaming, where he served since August 2006. He is currently a principal in Randolph Baker & Associates, a consulting firm located in San

Antonio, Texas. Previously Mr. Baker served as Executive Director of the Shelby County Schools Education Foundation, a nonprofit organization dedicated to enhancing the quality of K-12 education in Shelby County, Tennessee. From June 1996 to Spring 2004, he served as Vice Chairman and Chief Executive Officer of Thompson Baker & Berry, a regional public relations and public affairs firm located in Memphis, Tennessee. Prior to that, Mr. Baker served as the Harrah's Visiting Professor of Gaming Studies in the College of Business at the University of Nevada, Reno, and as Director of Public Affairs for The Promus Companies Incorporated, then a holding company for casino and hotel brands (including Harrah's casino hotels) in Memphis, Tennessee. Mr. Baker has extensive experience in management of operations, regulatory matters, public policy, corporate governance, corporate finance and accounting and brings to the Board a significant level of knowledge regarding tribal gaming.

        John G. Brackenbury, C.B.E. has been a director since January 2004. He also serves as Chairman of the Board of Directors of our wholly owned subsidiary, Isle of Capri Casinos, Ltd. and Blue Chip Casinos Plc., both of which were sold in fiscal year 2010. Mr. Brackenbury, who has over 40 years of experience in the leisure sector in the United Kingdom, is involved in numerous organizations. Mr. Brackenbury has served as chairman of Business in Sport & Leisure since 1985 and was made Life President on March 17, 2005 and as chairman of Brackenbury Leisure Limited since 1996. He has served as Chairman of Avanti Screenmedia since 2002 and on the demerger of Avanti Screenmedia and Avanti Communications in April 2007, he was a non-executive director of Avanti Screenmedia and resigned and became chairman of Avanti Communications Group Plc and ceased to be chairman of Active Media Capital in April 2007 when it was acquired by Avanti Screenmedia. From November 1996 to December 2003, he was Chairman of Pubmaster Limited, which was one of the United Kingdom's leading independent pub operators. Mr. Brackenbury previously served as a non-executive director of Holsten (UK) Limited, Hotel & Catering Training Company, Western Wines Limited, Aspen Group Plc, SFI Holdings Limited, Brewing Research Foundation and as an executive director of Brent Walker Group, Plc and Chairman of People 1st. Blue Chip Casinos Plc, a company on which Mr. Brackenbury serves on the Board of Directors, and of which we own a majority interest, filed for Administration in the United Kingdom under the Insolvency Act 1986 in March 2009. Additionally, during fiscal year 2010, we completed the sale of our Blue Chip casino properties under a plan of administration and have no continuing involvement in its operation. Mr. Brackenbury has extensive experience in international operations, strategic planning and corporate governance. Mr. Brackenbury has been invaluable to the Board in connection with the Company's U.K. operations.

        Alan J. Glazer has been a director since November 1996 and in October 2009, was named Lead Director. He is currently a Senior Principal of Morris Anderson & Associates, Ltd., a national management consulting firm, where he has worked since 1984. Prior to joining Morris Andersen, Mr. Glazer was Senior Vice President and Chief Financial Officer for Consolidated Foods Corp., a large international manufacturer and distributor of branded consumer products. Before joining CFC, Mr. Glazer spent 13 years at Arthur Andersen & Co., the last five as a General Partner. Mr. Glazer also serves as a director of Goldstein Group, Inc., a private company owned by the Goldstein family. Mr. Glazer has extensive experience in management of operations, corporate finance and accounting and brings to the Board extensive knowledge of the financial and accounting issues facing public companies. The Board has designated Mr. Glazer as an "audit committee financial expert" as that term is defined in the SEC's rules adopted pursuant to the Sarbanes-Oxley Act of 2002.

        Jeffrey D. Goldstein has been a director since October 2001. Mr. Goldstein is Chairman and President of Alter Company and its related barge and other transportation entities. Mr. Goldstein has been associated with Alter Company for over thirty years, serving in various management roles. Mr. Goldstein serves as a director of Goldstein Group, Inc., a private company. Additionally, Mr. Goldstein was a director, officer, and stockholder of the Steamboat Companies. Mr. Goldstein is the brother of Robert S. Goldstein and Richard A. Goldstein. Mr. Goldstein has extensive experience in management of operations, corporate governance and strategic planning and brings to the Board invaluable perspectives on all aspects of the Company's business.

        Richard A. Goldstein has been a director since October 2009. Mr. Goldstein serves on the Board of Directors, and is an Executive Vice President, of Alter Trading Corporation, a company engaged in the business of scrap metal recycling, and has been associated with that company since 1983. Mr. Goldstein also serves as the President of Alter Energy, LLC, and serves on the Board of Directors, and is an Executive Vice President, of Alter Company. Mr. Goldstein serves as a director and Executive Vice President of Goldstein Group, Inc., a private company. Mr. Goldstein was a director, officer and stockholder of the Steamboat Companies. Mr. Goldstein is the brother of Jeffrey D. Goldstein and Robert S. Goldstein. Mr. Goldstein has extensive experience in management of operations, corporate governance and strategic planning and brings to the Board invaluable perspectives on all aspects of the Company's business.

        Shaun R. Hayes has been a director since January 2006. Since August 2008, Mr. Hayes has served as President and CEO of Sun Security Bank, a wholly-owned subsidiary of Sun Financial, a Missouri-based bank holding company. Mr. Hayes was president and chief executive officer of Missouri banking for National City Bank from April 2004 to July 2008. Mr. Hayes has extensive experience in management of operations, banking, corporate finance and accounting and his experience and expertise have proven especially valuable to the Board in its financing matters.

        Gregory J. Kozicz has been a director since January 2010. Mr. Kozicz is president and chief executive officer of Alberici Corporation, a St. Louis-based diversified construction, engineering and steel fabrication company, and Alberici Constructors Inc., a wholly-owned subsidiary of Alberici Corporation. He also serves on the Eighth District Real Estate Industry Council of the Federal Reserve Bank of St. Louis. He has served as president and chief executive officer of Alberici Corporation and Alberici Constructors since 2005 and June 2004, respectively. Prior to his current roles, Kozicz was president of Alberici Constructors Ltd. (Canada). Before joining Alberici in 2001, Kozicz served as a corporate officer and divisional president for Aecon, a publicly-traded construction, engineering and fabrication company. Mr. Kozicz has extensive experience in management of operations, the construction industry, real estate investments, corporate governance and strategic planning. Mr. Kozicz brings to the Board a wide range of experience, particularly with respect to construction and development matters.

        Lee S. Wielansky has been a director since February 2007. Since March 2003, Mr. Wielansky has served as Chairman and Chief Executive Officer of Midland Development Group, Inc., a commercial real estate development company with locations in St. Louis, Missouri and Jacksonville, Florida. From November 2000 to March 2003, Mr. Wielansky served as President and Chief Executive Officer of JDN Development Company, Inc., a wholly owned subsidiary of JDN Corporation, a publicly traded real estate investment trust engaged in the development of retail shopping centers. From 1998 to 2000, Mr. Wielansky was a Managing Director of Regency Centers Corporation, a publicly traded real estate investment trust. In 1983, Mr. Wielansky co-founded Midland Development Group, Inc. and served as Chief Executive Officer until 1998 when the company was acquired by Regency Centers Corporation. Mr. Wielansky serves as Chairman of the Board of Directors of Pulaski Financial Corp., the holding company for Pulaski Bank, and serves as a director of Acadia Realty Trust, a real estate investment trust. Mr. Wielansky has extensive experience in management of operations, real estate investments and management, corporate governance, corporate finance and accounting. Mr. Wielansky brings to the Board important perspectives with respect to real estate and developments.

        With respect to each of our current directors, we own a majority interest in Blue Chip Casinos Plc, a United Kingdom entity which owns and operates two casinos in the United Kingdom. In March of 2009, Blue Chip filed for Administration in the United Kingdom under the Insolvency Act 1986.

During fiscal year 2010, we completed the sale of our Blue Chip casino properties under a plan of administration and have no continuing involvement in its operation.

EXECUTIVE OFFICERS

        Below is a table that identifies our executive officers as of the date of filing of this Amendment, other than Mr. Perry, who is identified in the section above entitled "Directors."

Name	Age	Position(s)
Virginia M. McDowell	52	President and Chief Operating Officer
Dale R. Black	47	Senior Vice President and Chief Financial Officer
Arnold L. Block	63	Senior Vice President, Isle Operations
R. Ronald Burgess	66	Senior Vice President of Human Resources
D. Douglas Burkhalter	43	Senior Vice President of Marketing
Roger W. Deaton	63	Senior Vice President, Lady Luck Operations
Eric L. Hausler	41	Senior Vice President, Strategic Initiatives
Paul B. Keller	56	Senior Vice President and Chief Development Officer
Donn R. Mitchell, II	42	Senior Vice President
Edmund L. Quatmann, Jr.	40	Senior Vice President, General Counsel and Secretary
Jeanne-Marie Wilkins	51	Senior Vice President and Chief Information Officer

        Virginia M. McDowell has been our President and Chief Operating Officer since July 2007. From October 2005 to July 2007, Ms. McDowell served as Executive Vice President and Chief Information Officer at Trump Entertainment Resorts, Inc., which filed for Chapter 11 bankruptcy in February 2009. From 1997 through October 2005, Ms. McDowell served in a variety of positions at Argosy Gaming Company, including Vice President of Sales and Marketing, and Senior Vice President of Operations. Prior to working at Argosy, Ms. McDowell served as the East Coast General Manager for Casino Data Systems and held management positions at a number of Atlantic City gaming properties beginning in 1981.

        Dale R. Black has been our Senior Vice President and Chief Financial Officer since December 2007. From November 2005 to December 2007, he served as Executive Vice President—Chief Financial Officer of Trump Entertainment Resorts, Inc., which filed for Chapter 11 bankruptcy in February 2009. From April 1993 through October 2005, Mr. Black worked at Argosy Gaming Company in Alton, Illinois, becoming Chief Financial Officer in 1998 after serving as Vice President and Corporate Controller. Prior to joining Argosy, he spent seven years in the audit practice of Arthur Andersen LLP.

        Arnold L. Block has been our Senior Vice President, Isle Operations since December 2008. Prior to that, Mr. Block served as senior vice president and general manager of the Harrah's, St. Louis property from October 2005 to January 2008. From July 1993 to October 2005, Mr. Block worked in a variety of leadership capacities for Argosy Gaming Company, including serving as regional vice president from June 2002 until October 2005 when the company was sold. In that role, he was responsible for three Argosy properties; Lawrenceburg, Indiana, Kansas City, Missouri, and Baton Rouge, Louisiana. He began his career as general manager and later owner of a 150-room hotel in Alton, Illinois and from 1986 to 1988 he owned and operated two restaurants in St. Louis, Missouri.

        R. Ronald Burgess has been our Senior Vice President of Human Resources since September 2007. From October 2005 to September 2007, Mr. Burgess served as a consultant to Norwegian Cruise Lines and on the launch of gaming in Macau for Galaxy Entertainment. From July 1999 through October 2005, Mr. Burgess served as Senior Vice President of Human Resources for Argosy Gaming Company. From 1986 to 1999, Mr. Burgess was Corporate Director of Human Resources for Harrah's Entertainment, Inc. Prior to joining Harrah's in 1986, he was responsible for human resources at a major operating unit of RCA, ultimately managing the merger with General Electric.

        D. Douglas Burkhalter has been our Senior Vice President of Marketing since September 2007. From November 2005 to July 2007, Mr. Burkhalter served as Vice President of Marketing Strategy for Trump Entertainment Resorts, Inc., which filed for Chapter 11 bankruptcy in February 2009. He also held the position of Corporate Director of Marketing for Argosy Gaming Company from June 2002 until November 2005.

        Roger W. Deaton has been our Senior Vice President, Lady Luck Operations since December 2008. Mr. Deaton joined us in 1992 and has served in a variety of roles including regional vice president, vice president and general manager of the Company's properties in Vicksburg, Mississippi, which was sold in July 2006, and Lake Charles, Louisiana. Prior to his current position, Mr. Deaton served as our Regional Vice President of Operations since February 2000. Mr. Deaton spent the early years of his gaming career in Nevada in positions with Nevada Lodge, Crystal Bay Club, Ponderosa Reno, Harvey's Lake Tahoe and King's Castle before moving to Atlantic City as part of the original Resort's International team.

        Eric L. Hausler has been our Senior Vice President, Strategic Initiatives since September 2009. From October 2006 to August 2009, Mr. Hausler served as Senior Vice President of Development for Trump Entertainment Resorts, Inc., which filed for Chapter 11 bankruptcy in February 2009. From August 2005 to September 2006, Mr. Hausler served as a Managing Director in Fixed Income Research, covering the gaming, lodging and leisure industries for Bear Stearns & Co. Inc., and as a Vice President in Equity Research from December 1999 to July 2002. From October 2003 to August 2005, Mr. Hausler served as the Senior Equity Analyst covering the gaming industry for Susquehanna Financial Group. From July 2002 to September 2003, Mr. Hausler served as an Associate Analyst in Equity Research covering the gaming and lodging industries for Deutsche Bank Securities. From December 1996 to November 1999, Mr. Hausler served as the Governmental and Community Relations Coordinator for the New Jersey Casino Control Commission, among other positions.

        Paul B. Keller has been our Senior Vice President and Chief Development Officer since May 2008. From September 2007 to May 2008, Mr. Keller was a consultant for us. From October 2005 to July 2007, Mr. Keller served as Executive Vice President of Design and Construction for Trump Entertainment Resorts, Inc., which filed for Chapter 11 bankruptcy in February 2009. From September 1993 to October 2006, he served as Vice President of Design and Construction for Argosy Gaming Company.

        Donn R. Mitchell, II has been our Senior Vice President since December 2007. Previously, he served as Senior Vice President, Chief Financial Officer and Treasurer from January 2006 to December 2007. Mr. Mitchell joined us in June 1996 as Director of Finance and served as Vice President of Finance from July 2001 to December 2005. Mr. Mitchell's prior experience includes serving as an audit manager for Arthur Andersen LLP in New Orleans, Louisiana from July 1990 until June 1996.

        Edmund L. Quatmann, Jr. has been our Senior Vice President, General Counsel and Secretary since July 2008. Prior to joining us, Mr. Quatmann was the Senior Vice President and General Counsel of iPCS, Inc., a wireless telecommunications company based in Schaumburg, Illinois, where he was employed from November 2004 to June 2008. Prior to that, Mr. Quatmann practiced law in the corporate and securities groups of Mayer Brown LLP (October 1998 to November 2004) and Bryan Cave LLP (September 1996 to October 1998).

        Jeanne-Marie Wilkins has been our Senior Vice President and Chief Information Officer since April 2008. Prior to that, she was a consultant to the Company from September 2007 until April 2008. From October 2005 to July 2007, Ms. Wilkins served as Vice President of Business Strategy for Trump Entertainment Resorts, Inc., which filed for Chapter 11 bankruptcy in February 2009. From May 2002 through September 2005, she served as the business strategy leader for Argosy Gaming Company. She began her gaming career working for Bally Technologies f/k/a Bally Gaming and Systems as a

consultant from March 1996 to March 1998. She served as a regional manager for Bally Technologies from March 1998 to May 2002 in state regulated, tribal and international gaming jurisdictions.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        To the Company's knowledge, with respect to the fiscal year ended April 25, 2010, the Company's directors, officers and 10% stockholders complied with all applicable Section 16(a) filing requirements; provided, however, that Form 4 filings for each of Arnold L. Block, Virginia M. McDowell and James B. Perry reporting their respective fiscal 2009 long-term incentive awards were filed late. The filings were due on July 27, 2009 and were filed on July 29, 2009.

CODE OF CONDUCT

        As required by Nasdaq Rule 5610, the Board of Directors has adopted a Code of Business Conduct that applies to all of the Company's directors, officers and employees. In addition, the Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and others performing similar functions and specifies the legal and ethical conduct expected of such officers. The Company's Code of Business Conduct and Code of Ethics are posted on the Company's website at www.islecorp.com under Investor Relations—Corporate Governance and will be provided free of charge upon request to the Company.

AUDIT COMMITTEE

        Messrs. Glazer, Baker, Hayes and Wielansky are members of the Audit Committee. Mr. Glazer acts as chairman of the Audit Committee. The Audit Committee's responsibilities include selecting our independent registered public accounting firm, reviewing the plan, scope and results of the independent audit, reviewing the fees for the audit services performed, reviewing and pre-approving the fees for the non-audit services to be performed and reviewing all financial statements. Each member of the Audit Committee is "independent" as defined in Nasdaq Rule 5605(a)(2). The Board has determined that each member of the Audit Committee is free from any relationship that would interfere with the exercise of independent judgment as a committee member. Mr. Glazer has been designated as our "audit committee financial expert" under the SEC Rules. The Audit Committee is governed by a written charter approved by the Board of Directors. The Audit Committee Charter is posted on the Company's website at www.islecorp.com under Investor Relations—Corporate Governance.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        For purposes of the following Compensation Discussion and Analysis, the terms "executives" and "executive officers" refer to the Named Executive Officers of the Company as set forth in the Summary Compensation Table below, and the term the "Committee" refers to the Stock Option and Compensation Committee.

Executive Summary

        In fiscal 2010 the Company reduced operating expenses, improved customer satisfaction scores, improved its balance sheet and prudently explored options for deploying capital, resulting in a management opportunity in Pennsylvania and a strategic acquisition in Mississippi. The Committee remains committed to its executive compensation philosophy and key objectives, including relating total compensation opportunities for executives to the Company's financial performance. The Committee believes that the compensation paid to the executive officers in fiscal 2010 is commensurate with the Company's performance in a challenging economic environment.

Company Performance

        The Committee believes that the Company's fiscal 2010 results show that it remains committed to its goal of fiscal responsibility through this difficult economic cycle. The Company re-engineered the costs associated with its business while consistently improving the guest experience across its portfolio. Specifically, the Company reduced property-level operating expenses by approximately $12.0 million, totaling over approximately $32.0 million in cost reductions over the past two fiscal years, while increasing See. Say. Smile. customer satisfaction scores to approximately 90%, an increase from approximately 60% two years ago.

        The Company also continued to make efforts to improve its balance sheet, reducing its outstanding debt from approximately $1.5 billion as of April 27, 2008 to approximately $1.2 billion as of April 25, 2010, a reduction of approximately $300 million. In fiscal 2010 the Company entered into an amendment to its senior secured credit facility that permits increased flexibility in operations and capital spending.

        The Company actively explored options for deploying capital to maximize value for its shareholders, including possible acquisitions, greenfield developments and management opportunities in a variety of jurisdictions. Specifically,

  •
  The Company formed Isle Gaming Management, a management and consulting division of the Company, to leverage its experienced and respected management team and intellectual property assets by managing and operating casinos owned by third parties in exchange for management and other fees without requiring extensive capital investment by the Company.

  •
  In January 2010, the Company entered into a management agreement with Nemacolin Woodlands Resort, located in southwestern Pennsylvania. Nemacolin is one of four applicants for the one remaining resort casino license in Pennsylvania. If Nemacolin is awarded the license and the Company is granted an operator's license, the Company has agreed to make certain improvements to an existing building at the resort, which will house a Lady Luck casino that we will manage.

  •
  In April 2010, the Company agreed to acquire Rainbow Casino in Vicksburg, Mississippi, for $80 million in cash. The acquisition closed in June 2010. We believe that Rainbow will fit well into the Company's portfolio and will benefit from the operational expertise of our management team.

        Operating free cash flow for fiscal 2010 was approximately $76.0 million, or approximately 96% of the target established under our annual non-equity bonus plan.

        For a complete discussion of the Company's performance in fiscal 2010, reference should be made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

Peer Group

        For fiscal 2010, the Committee used a peer group consisting of comparably sized gaming companies as well as a couple of companies in the broader hospitality/entertainment business. The Committee believed that this peer group was appropriate for determining relative industry performance as well as for recruiting and retention purposes. Generally, the companies that make up the Company's peer group are its business competitors as well as its primary source of, and primary competition for, executive talent. Many of the Company's executives have been recruited from other gaming operations. In addition, since gaming and racing are highly regulated industries, it takes a high degree of experience and prior knowledge to provide effective oversight to multiple gaming and racing properties in a variety of jurisdictions. Also, the Company's executive officers are required to submit to extensive investigations conducted by the state police or an equivalent investigatory agency of their personal financial records, their character and their competency in order to be found "suitable" to serve in their respective capacities in each of the jurisdictions in which the Company operates. Accordingly, the pool for executives capable and willing to serve in an executive capacity in a publicly traded, multi jurisdictional gaming and racing company tends to consist mostly of individuals who are already working within the gaming industry and among our peer group.

        For fiscal 2010, the peer group used for benchmarking purposes consisted of the following seven companies: Ameristar Casinos, Inc., Boyd Gaming Corp., Gaylord Entertainment, Co., Penn National Gaming, Inc., Pinnacle Entertainment, Inc., Trump Entertainment Resorts and Vail Resorts, Inc. As discussed below in "Fiscal 2011 Compensation Actions" the Committee revised the peer group for fiscal 2011.

Executive Compensation Philosophy

        The Committee designed the executive compensation program to attract and retain superior executive talent, incentivize our executives to drive profitable growth and enhance long-term value for our shareholders. Key elements of the program include base salary and performance-based incentives (including both cash and equity opportunities).

        Key objectives of our executive compensation policy include:

  •
  Administering a competitive executive compensation program in which total compensation opportunities will be comparable to those in our peer group;

  •
  Relating total compensation opportunities for executives to the financial performance of the Company, both overall and in comparison to our industry; and

  •
  Establishing and ensuring internal equity and measurements for organizational effectiveness/contribution of executives.

        The executive compensation program is designed to reward the achievement of difficult but fair performance criteria and enhance stock ownership among the executive team. The following principles provide the framework for the Company's executive compensation program:

  •
  Targeted total compensation

    Overall total compensation opportunities and individual program elements are compared to our peer group. Actual pay may vary depending on the level of performance achieved under the Company's short- and long-term incentive programs.

    A number of factors are considered when establishing targeted pay levels, including the value to our shareholders, future leadership potential, level of job responsibility, critical experience/skills, the level of sustained performance, and the market demands for talent.

  •
  Stockholder alignment

    Total compensation opportunities are tied to quantifiable performance metrics, such as operating free cash flow, and, through the use of equity grants, the Company's stock price.

  •
  Total compensation mix

    The Company's targeted pay mix (salary vs. performance-based incentive pay) is designed to reflect a combination of competitive market practices and strategic business needs. The degree of performance-based incentive pay ("at risk" compensation) and the level of total compensation opportunities should increase with an executive's responsibility level, because executives that are at higher levels in the organization are more likely to affect the Company's results. Accordingly, the Committee determined that the targeted total compensation mix for the executive officers for fiscal 2010 were as follows: Messrs. Perry and Black and Ms. McDowell, 25% of total compensation delivered in base salary, 15% in bonus compensation and 60% in long-term incentive; and Messrs. Quatmann and Keller: 40% of total compensation delivered in base salary, 20% in bonus and 40% in long-term incentive.

        The Committee analyzes market data and evaluates individual executive performance with a goal of setting compensation at levels it believes, based on its general business and industry knowledge and experience, are comparable with compensation levels of executives in other companies of similar size operating in the gaming industry. The Committee engages compensation consulting firms to provide guidance regarding competitive compensation practices, industry peer analysis and recommendations. Using this guidance and peer group compensation information as a point of reference, the Committee then focuses on the Company's and executives' individual performance in determining each component of annual compensation.

Overview of Executive Compensation Elements

        The use of the below compensation elements enables the Company to reinforce its pay for performance philosophy as well as strengthen its ability to attract and retain high performing executive officers. The Company believes that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term shareholder value creation, and facilitates executive recruitment and retention in a high-performance culture.

        The Committee reviews pay competitiveness from a total compensation perspective. The Company relies primarily on market data to determine pay opportunities for each component.

        The principle elements of the Company's executive compensation program are described below. Please see "Analysis of Fiscal 2010 Compensation" below for a discussion of the specific actions taken with respect to executive compensation for fiscal 2010.

        Base Salary.    Base salary pays for competence in the executive role. Base salary levels at the Company reflect a combination of factors, including competitive pay levels, the executive's experience and tenure, internal pay equity, the need to attract and retain excellent management talent, the Company's overall annual budget for merit increases and the executive's individual performance.

        Annual Incentive/Non-Equity.    The purpose of the Company's annual incentive plan is to tie compensation directly to specific business goals and management objectives. The Committee believes that basing annual cash bonuses for executive officers on pre-determined company performance metrics establishes a direct and powerful link between our executives' pay and our financial and operational success. The Committee further believes that the achievement of the goals for these operating performance metrics are closely correlated to the creation of long-term shareholder value.

        Annual incentive opportunities are expressed as a percentage of base salary and are initially set forth in each executive's employment agreement. Targets are developed considering competitive practices and consistency with the Company's internal structure. Executives are grouped together in our internal structure according to their position and relative importance to the Company. The Committee sets the ranges of bonuses payable for each executive as a percentage of base salary, taking into consideration the incentive programs and practices used by the Company's peer group. For fiscal 2010, the target for each executive as a percentage of base salary was 60%. For the executives, the target annual incentive opportunity as a percentage of base salary is generally the median of market practices.

        The Committee sets the ranges of bonuses payable for each executive as a percentage of base salary, consistent with the incentive programs and practices used by the Company's peer group. For fiscal 2010, the target for each executive as a percentage of base salary was 60%.

        Long-Term Incentive/Equity.    The primary long-term incentive for executives is shares of restricted stock vesting ratably over three years. Until the shares vest they remain subject to forfeiture upon termination of employment or position as a director and restrictions on transfer. If and when the shares vest, they are no longer "restricted," and the recipient is free to hold, transfer or sell them, subject to required tax withholding and compliance with applicable securities laws, our securities trading policy, our holding policy and any other legal requirements. The Committee's practice is to deliver 25% of the value of the long-term incentive in cash and 75% in shares of restricted stock. The rationale for paying 25% of the long-term incentive in cash is to promote and facilitate retention of the shares of restricted stock by providing cash to enable the award recipient to pay taxes if he or she chooses to do so. Long-term incentive awards with respect to a particular fiscal year are typically made within the first three months of the succeeding fiscal year. For example, the long-term incentive award for fiscal 2010 (i.e., the year ended April 25, 2010) was awarded in July 2010 (during fiscal 2011). The long-term incentive amount for each executive, as described in further detail below, is based on the Company meeting a certain threshold level of performance.

        Deferred Compensation.    The Company does not maintain any defined benefit pension programs for its executives. Instead, consistent with the competitive practices of the Company's peer group, the Company maintains an elective non-qualified deferred compensation plan for executives. The plan is unfunded and benefits are paid from the Company's general assets. The Company generally sets aside separately the amounts deferred by the executives and the matching contributions thereon. None of the executives participate in this plan.

        Benefits and Perquisites.    The Committee believes that executives should be offered customary benefits and perquisites that are reasonable relative to the benefits provided to all employees and consistent with competitive practices among the Company's peer group. The standard benefits offered to all of the Company's employees include medical, dental and vision insurance, group life insurance, short and long-term disability and a 401(k) with certain contributions matched by the Company. In addition, all executives are enrolled in the Medical Executive Reimbursement Plan (the "MERP") in which an allocation in amount up to 5% of each executive's base salary aids with payment of certain medical expenses other than premiums. All such supplemental benefits and perquisites are subject to applicable federal, state and local taxation. The benefit paid under the MERP is grossed-up for taxes.

Role of Executive Officers and Board of Directors in Compensation Decisions

        The Chief Executive Officer assists the Committee in making compensation decisions for the executives primarily by making recommendations and evaluating day-to-day performance of the executives. The Chief Executive Officer and other executives do not play a role in determining their own compensation and are not present at the executive sessions in which their pay is discussed.

        The Committee's analysis and recommendations are presented to the Board of Directors for ratification.

Role of Compensation Consultant

        Since 2008, the Committee has engaged the firm of Towers Watson (formerly known as Watson Wyatt) as the Committee's independent compensation consultant. Generally Towers Watson performs the following duties for the Committee:

  •
  Review of compensation philosophy, peer group and competitive positioning for reasonableness and appropriateness;

  •
  Review of executive compensation program and plans or practices that might be changed to improve effectiveness;

  •
  Select and review the peer group and survey data for competitive comparisons;

  •
  Review the Compensation Discussion and Analysis and compensation tables for inclusion in our proxy statement or annual report; and

  •
  Advise the Committee on best-practice ideas for executive compensation as well as areas of concern and risk in the Company's program.

Towers Watson receives no fees or compensation from the Company for services other than for its services as compensation consultant.

Analysis of Fiscal 2010 Compensation

        Base Salary.    Early in fiscal 2010, we determined that the fiscal 2009 base salary of each executive officer generally continued to be competitive, fair and reasonable after reviewing the base salaries of the Company's peer group and consideration of the other factors noted above. The Committee deemed it appropriate to increase each executive officer's base salary for fiscal 2010 by 3%. The Committee arrived at its decision based on its view that it was important to convey that, despite the general economic conditions and the impact of the economy on the Company's results of operations, the Company remained healthy, financially secure and committed to paying competitive compensation to its current employees and to future candidates for employment with the Company.

        In November 2008, Mr. Perry and Ms. McDowell voluntarily requested a 25% reduction in their base salaries for one year. In making their request, Mr. Perry and Ms. McDowell expressed, among other things, their desire to accentuate the greater prominence the Committee is placing on the long-term performance based aspect of their overall compensation. On December 12, 2008, the Committee ratified the request and, effective November 1, 2008, their salaries were reduced by 25%. Ms. McDowell's salary was restored to 100% on November 2, 2009, but Mr. Perry and the Committee agreed to continue Mr. Perry's salary reduction for another year.

        Annual Incentive/Non-Equity.    During fiscal 2009, the Committee established criteria for the annual non-equity incentive plan for five fiscal years for the executives in order to incent them to take a long-term view of the business and to encourage retention. The Committee determined that operating free cash flow growth was the appropriate criteria for the executives because it takes into consideration financing decisions and capital allocation as well as operating results. The Committee established fiscal 2008 operating free cash flow of approximately $63 million as the base and set a target for each of the next five years of 12% compounded growth in operating free cash flow. For each fiscal year in which operating free cash flow growth is at least target, then the bonus payout to the chief executive officer and his direct reports shall be at target. Measurements would be made quarterly and payments would be made quarterly at 80% of the calculated result. A final calculation would be made at fiscal year-end and the payments "trued-up" to actual, if necessary. The Committee retained discretion to increase the amount actually paid by up to 25% of the bonus amount based on individual performance. In the event that actual operating free cash flow growth for any fiscal year exceeds target, then the chief executive officer and his direct reports will earn a percentage of each executive's salary, which will be "banked." If operating free cash flow for fiscal 2013 meets or exceeds the established target, then the chief executive officer and his direct reports will be paid target for fiscal 2013, plus the entire banked amount.

  Long-Term Incentive/Equity.

        As discussed above, long-term incentive awards made during fiscal 2010 were based on performance during fiscal 2009. Based on performance in fiscal 2009 the Committee granted restricted stock to the executives in July 2009 as follows:

Executive	Shares(#)	Cash($)	Total Value($)
Mr. Perry	175,612	$762,454	$3,049,800
Mr. Black	61,464	266,861	1,067,430
Ms. McDowell	107,065	464,839	1,859,361
Mr. Quatmann	17,795	77,266	309,046
Mr. Keller	19,610	85,141	340,561

Each executive's fiscal 2009 award was at target based on the targeted total compensation mix established by the Committee. The awards for fiscal 2009 were at target because the Company's growth in operating free cash flow in fiscal 2009 met target. 75% of such value was delivered in shares of restricted stock and 25% in cash. The shares of restricted stock vest in three (3) equal annual installments beginning on July 23, 2010. The dollar value of each executive's award was determined based on Company performance in fiscal 2009 and Mr. Perry's recommendation.

        Based on performance in fiscal 2010 the Committee granted restricted stock to the executives in July 2010 as follows:

Executive	Shares(#)	Cash($)	Total Value($)
Mr. Perry	49,012	$142,380	$569,520
Mr. Black	24,506	71,190	284,760
Ms. McDowell	40,843	118,653	474,600
Mr. Quatmann	24,506	71,190	284,760
Mr. Keller	24,506	71,190	284,760

The basis for each executive's fiscal 2010 award was a targeted total compensation mix established by the Committee (see discussion above), adjusted so that the two-year average value of each executive's long-term incentive award approximated the median for the peer group. Consistent with past practice, 75% of such value was delivered in shares of restricted stock and 25% in cash. The shares of restricted stock vest in three (3) equal annual installments beginning on July 26, 2011. The dollar value of each executive's award was determined based on Company performance in fiscal 2010 and Mr. Perry's recommendation.

Employment Agreements

        The Company generally seeks to enter into employment agreements with corporate executives having the title of vice president and above and with the general manager of each of its gaming properties. In arriving at this determination, the Company sought to minimize the number of individuals with whom it had employment agreements while at the same time achieving the objectives set forth below. Relevant to this approach, the Company considers the standard competitive practices in the gaming industry.

        There are a number of strategic objectives that the Company expects to achieve by entering into employment agreements with certain key employees:

  •
  Attract and retain talented executives;

  •
  Limit potential liability emanating from the termination of executives, including the total severance that may be paid to an executive in the event that the Company elects to terminate him or her without cause;

  •
  Provide an effective retention mechanism; and

  •
  Provide the Company with effective and comprehensive protection of its strategic plans, intellectual property and human capital.

        Some of the key terms of the Company's employment agreements with Named Executive Officers are:

        Term.    The initial term of the employment agreements for the Named Executive Officers is one year; provided however that the Chairman and Chief Executive Officer is two years. The employment agreements renew for successive one-year terms unless notice is provided or the agreement is terminated earlier. The Company believes that the term of each employment term represents a reasonable period for which the Company and the executive will mutually commit to maintain the employment relationship. For the Company, this provides stability and predictability among its leadership ranks. For the executive, this provides a reasonable but limited assurance of job security designed to foster an environment of entrepreneurial risk taking where the executive can focus on building long-term shareholder value.

        Termination and Restrictive Covenants.    The Company offers certain additional payments to its Named Executive Officers if the Company elects to terminate the executive's employment without "cause" or as a result of death or total disability. Each employment agreement contains a set of restrictive covenants designed to provide the Company with a reasonable degree of protection of its strategic plans, intellectual property and human capital. Generally, each employment agreement contains prohibitions on (i) competition, (ii) solicitation of employees, and (iii) disclosure and use of confidential information, which prohibitions remain in place for one year following termination. The Board selected this time period based on its determination about the extent to which each individual's tenure with, and knowledge of, the Company might be used to adversely impact the Company's strategic plans, intellectual property or human capital.

        Change in Control.    In the event of a change in control, each Named Executive Officer is entitled to receive certain additional payments if employment is terminated. The Company believes that these payments provide an effective retention mechanism in connection with a change in control.

        For a detailed discussion of the terms contained in each Named Executive Officer's employment agreement, please see below "Employment Contracts".

Other Compensation Policies

Equity Grant Policy

        The Committee's procedure for timing of equity grants help to provide assurance that grants are never manipulated or timed to result in favorable pricing for executives. The Company schedules Board and Committee meetings in advance. Meeting schedules and award decisions are made without regard to the timing of Company SEC filings or press releases.

        Equity awards are granted on the date approved by the Committee or, in the case of new hires, pursuant to the terms of an employment agreement. If the equity award is a stock option, the stock option exercise price is based on the average market price of the trading date on which the options are granted. The average price is calculated by adding the highest and lowest price for that date and dividing by two.

Stock Holding Policy

        The Committee encourages executives to manage from an owner's perspective by having and maintaining an equity stake in the Company. To that end, all of our executives are also stockholders of the Company. In January 2009, the Board adopted the Isle of Capri Casinos, Inc. Stock Holding Policy. The Stock Holding Policy provides that members of the Board of Directors and certain members of management are required to hold a certain percentage of the shares of our common stock received by them upon lapse of the restrictions on restricted stock and upon exercise of stock options (net of any shares utilized to pay for tax withholding and the exercise price of the option). The percentage ranges from 20% for our general managers to 50% for members of our Board of Directors, our chief executive officer and his direct reports.

Impact of Prior Compensation

        Amounts realized from prior compensation grants did not serve to increase or decrease, fiscal 2010 compensation grants or amounts. The Company's and the Committee's primary focus is competitive pay opportunities on an annual basis.

Risk Management Practices and Risk-Taking Incentives

        In fiscal 2010 we reviewed our material compensation policies and practices and reported to the Committee that we concluded that these policies and practices do not entail risks reasonably likely to have a material adverse effect on the Company.

Tax Deductibility of Compensation Programs

        Section 162(m) of the Code limits our deduction for compensation paid to the Named Executive Officers to $1 million unless certain requirements are met. The policy of the Committee with regard to Section 162(m) of the Code is to establish and maintain a compensation program that will optimize the deductibility of compensation. The Committee reserves the right to use its judgment, where merited by the Committee's need for flexibility to respond to changing business conditions or by an executive's individual performance, to authorize compensation that may not, in a specific case, be fully deductible.

Fiscal 2011 Compensation Actions

        In April 2010, the Committee reviewed the peer group to determine whether any changes were warranted from the prior year's peer group. For fiscal 2011, the Committee determined, based on Towers Watson's recommendation, that the peer group to be used for benchmarking purposes would consist of the following publicly traded gaming/entertainment companies: Ameristar Casinos, Inc., Boyd Gaming Corp., Gaylord Entertainment, Co., Las Vegas Sands Corp., MGM Mirage, MTR Gaming Group, Inc., Penn National Gaming, Inc., Pinnacle Entertainment, Inc., Vail Resorts, Inc. and Wynn Resorts Ltd. In addition, the Committee will take into consideration any available compensation data from the following privately held companies: Harrah's Entertainment, Inc., Jacobs Entertainment Inc., Mohegan Tribal Gaming Authority and Peninsula Gaming LLC.

Summary Compensation Table

        The following table sets forth information concerning the compensation earned during the fiscal year ended April 25, 2010 by the Company's principal executive officer, principal financial officer, and three other most highly compensated individuals serving as executive officers on the last day of such fiscal year (collectively, the "Named Executive Officers"). Additionally, to the extent the Named

Executive Officer was included in last year's table, the table also includes compensation earned during the fiscal years ended April 25, 2010, April 26, 2009 and April 27, 2008:

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Options Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
James B Perry	2010	617,308	762,454	2,287,346	—	462,025	—	4,129,133
Chairman and Chief	2009	707,692	78,421	235,259	—	480,000	—	1,501,372
Executive Officer(5)	2008	92,308	—	—	1,865,797	—	560	1,958,665
Dale R. Black	2010	462,987	266,861	800,569	—	267,686	12,739	1,810,842
Senior Vice President and	2009	436,538	75,286	225,847	—	262,500	139,081	1,139,252
Chief Financial Officer(6)	2008	138,462	—	—	681,313	57,067	2,547	879,389
Virginia M. McDowell	2010	596,576	464,839	1,394,522	—	398,496	—	2,854,433
President and Chief	2009	587,385	275,251	825,766	—	399,000	—	2,087,402
Operating Officer(7)	2008	475,000	—	—	2,552,400	208,650	7,563	3,243,613
Edmund L. Quatmann, Jr.	2010	375,578	77,266	231,780	—	217,152	44,851	946,627
Senior Vice President,
General Counsel and Secretary
Paul B. Keller	2010	344,624	85,141	255,420	—	199,248	14,492	898,925
Senior Vice President and
Chief Development Officer

(1)
The amounts in this column relate to cash awards granted under the annual long-term incentive plan.

(2)
The amounts in this column represent the aggregate grant date fair value of awards granted during the respective fiscal year computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. The awards granted in fiscal 2010 were for performance in fiscal 2009. The assumptions used in the calculation of these amounts are disclosed in Note 10 to our Consolidated Financial Statements included herein with the exception that for the employees no forfeiture rate is applied.

(3)
The amounts in this column relate to cash awards granted under the annual incentive bonus plan.

(4)
Other compensation less than $10,000 total for the 2010 fiscal year is not included. The amounts in this column consist of the following: for Mr. Black, $4,125 in matching contributions under the 401(k) plan, $4,591 in expenses reimbursed under the MERP, $90 in company-paid life insurance premiums, $3,933 in tax gross-up expenses; for Mr. Quatmann, $4,125 in matching contributions under the 401(k) plan, $810 in expenses reimbursed under the MERP, $56 in company-paid life insurance premiums, $33,333 in sign-on incentives, $512 in tax gross-up expenses, $6,015 in relocation reimbursements; and for Mr. Keller, $4,858 in matching contributions under the 401(k) plan, $5,610 in expenses reimbursed under the MERP, $258 in company-paid life insurance premiums, $3,766 in tax gross-up expenses.

(5)
Mr. Perry began serving as our Chief Executive Officer effective March 10, 2008.

(6)
Mr. Black joined the Company on December 12, 2007.

(7)
Ms. McDowell joined the Company on July 30, 2007.

Grants of Plan-Based Awards

        The following table sets forth certain information regarding grants of plan-based awards during fiscal 2010:

		Estimated future payments under non-equity incentive plan awards(1)
					All other stock awards; number of shares of stock or units (#)(2)
						Grant date fair value of stock and option awards($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
James B. Perry	4/27/2009	384,000	480,000	N/A
	7/23/2009	—	—	—	175,612	2,287,346
Dale R. Black	4/27/2009	222,480	278,100	N/A
	7/23/2009	—	—	—	61,464	800,569
Virginia M. McDowell	4/27/2009	331,200	414,000	N/A
	7/23/2009	—	—	—	107,065	1,394,522
Edmund L. Quatmann, Jr.	4/27/2009	180,480	225,600	N/A
	7/23/2009	—	—	—	17,795	231,780
Paul B. Keller	4/27/2009	165,600	207,000	N/A
	7/23/2009	—	—	—	19,610	255,420

(1)
These amounts reflect awards for fiscal 2010 pursuant to the Company's annual incentive plan, which provides for the payment of incentive compensation upon the Company's achievement of a pre-established goal. Based on the Company's operating free cash flow for fiscal 2010, the executives received 96% of the annual target as a payout. See the discussion above in "Compensation Discussion and Analysis".

(2)
The awards granted in fiscal 2010 were for performance in fiscal 2009. The restrictions on the restricted stock awards lapse in 33.33% installments on each of the first, second and third anniversaries of the date of grant. In the event of a change of control, the forfeiture restrictions on restricted stock lapse immediately.

(3)
The amounts in this column represent the aggregate grant date fair value of awards granted during the 2010 fiscal year computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. The assumptions used in the calculation of these amounts for stock option awards are disclosed in Note 10 to our Consolidated Financial Statements included herein with the exception that for the employees no forfeiture rate is applied.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning outstanding equity awards as of April 25, 2010, the last day of fiscal 2010:

					Stock awards
	Option awards				Number of shares or units of stock that have not vested (#)(2)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date		Market value of shares or units of stock that have not vested ($)(3)
James B. Perry	200,000	300,000	$8.44	3/10/2018	—	—
	—	—	—	—	25,296	$295,457
	—	—	—	—	3,572	41,721
	—	—	—	—	175,612	2,051,148
Dale R. Black	—	—	—	—	24,284	283,637
	—	—	—	—	27,778	324,447
	—	—	—	—	61,464	717,900
Virginia M. McDowell	—	—	—	—	88,792	1,037,091
	—	—	—	—	41,667	486,671
	—	—	—	—	107,065	1,250,519
Edmund L. Quatmann, Jr.	22,000	88,000	4.62	7/1/2018	—	—
	—	—	—	—	17,795	207,846
Paul B. Keller	20,000	80,000	6.69	5/1/2018	—	—
	—	—	—	—	19,610	229,045

(1)
The vesting schedule for the options is five years with the first vesting occurring on the one year anniversary of the grant date and then annually thereafter.

(2)
Set forth below is the grant date, vesting schedule and the date each award is vested in full for the stock that has not vested:

Name	Number of shares of stock that have not vested (#)	Grant Date	Vesting Schedule	Vesting Date (date award is vested in full)
James B. Perry	25,296	10/6/08	Ratably over 3 years	10/6/2011
	3,572	10/8/08	100% in Year 3	10/8/2011
	175,612	7/23/09	Ratably over 3 years	7/23/2012
Dale R. Black	24,284	10/6/08	Ratably over 3 years	10/6/2011
	27,778	10/8/08	100% in Year 3	10/8/2011
	61,464	7/23/09	Ratably over 3 years	7/23/2012
Virginia M. McDowell	88,792	10/6/08	Ratably over 3 years	10/6/2011
	41,667	10/8/08	100% in Year 3	10/8/2011
	107,065	7/23/09	Ratably over 3 years	7/23/2012
Edmund L. Quatmann, Jr.	17,795	7/23/09	Ratably over 3 years	7/23/2012
Paul B. Keller	19,610	7/23/09	Ratably over 3 years	7/23/2012
(3)
The aggregate market value of the shares of stock that have not vested was computed by multiplying $11.68 (the closing market price of a share of Company common stock on April 23, 2010) by the number of unvested shares outstanding as of April 25, 2010, for such executive.

Potential Payments Upon Termination or Change of Control

        The information below describes and quantifies compensation that would become payable under existing arrangements in the event of a termination of each Named Executive Officer's employment under several different circumstances or a change in control. The amounts shown assume that such termination or change in control was effective as of April 25, 2010, and thus include amounts earned through such time and are estimates of the amounts that would be paid to the Named Executive Officers upon their termination or a change in control. The actual amounts to be paid can only be determined at the time of such Named Executive Officer's separation from the Company or a change in control.

        The following tables quantify the amounts payable to each of the Named Executive Officers under the described termination circumstances and upon a change in control.

James B. Perry

	Voluntary Resignation	Resignation for Good Reason	Involuntary Termination For Cause	Involuntary Termination w/o Cause	Death	Disability	Change In Control Only	Change In Control and Termination
Vested Stock Option Spread Value	$648,000	$648,000	$648,000	$648,000	$648,000	$648,000	$648,000	$648,000
Unvested Stock Option Spread Value	—	—	—	$324,000	$972,000	$972,000	$972,000	$972,000
Restricted Stock Value	—	—	—	—	$2,388,326	$2,388,326	$2,388,326	$2,388,326
Cash Severance—Salary Continuation	—	—	—	$800,000	$800,000	$800,000	—	$1,600,000
Cash Severance—Annual Bonus(1)	—	—	—	—	$240,000	$240,000	—	$240,000
Bonus for Year of Termination(2)	—	—	—	$462,025	$462,025	$462,025	—	$462,025
Continued Health and Welfare	—	—	—	$42,994	$42,994	$42,994	—	$85,988

Total	$648,000	$648,000	$648,000	$2,277,019	$5,553,345	$5,553,345	$4,008,326	$6,396,339

Dale R. Black

	Voluntary Resignation	Resignation for Good Reason	Involuntary Termination For Cause	Involuntary Termination w/o Cause	Death	Disability	Change In Control Only	Change In Control and Termination
Vested Stock Option Spread Value	$—	$—	$—	$—	$—	$—	$—	$—
Unvested Stock Option Spread Value	—	—	—	—	—	—	—	—
Restricted Stock Value	—	—	—	—	$1,325,984	$1,325,984	$1,325,984	$1,325,984
Cash Severance—Salary Continuation	—	—	—	$463,500	$463,500	$463,500	—	$927,000
Cash Severance—Annual Bonus(1)	—	—	—	—	$199,730	$199,730	—	$199,730
Bonus for Year of Termination(2)	—	—	—	$267,686	$267,686	$267,686	—	$267,686
Continued Health and Welfare	—	—	—	$35,269	$35,269	$35,269	—	$70,538

Total	$—	$—	$—	$766,455	$2,292,170	$2,292,170	$1,325,984	$2,790,939

Virginia M. McDowell

	Voluntary Resignation	Resignation for Good Reason	Involuntary Termination For Cause	Involuntary Termination w/o Cause	Death	Disability	Change In Control Only	Change In Control and Termination
Vested Stock Option Spread Value	$—	$—	$—	$—	$—	$—	$—	$—
Unvested Stock Option Spread Value	—	—	—	—	—	—	—	—
Restricted Stock Value	—	—	—	—	$2,774,280	$2,774,280	$2,774,280	$2,774,280
Cash Severance—Salary Continuation	—	—	—	$690,000	$690,000	$690,000	—	$1,380,000
Cash Severance—Annual Bonus(1)	—	—	—	—	$331,279	$331,279	—	$331,279
Bonus for Year of Termination(2)	—	—	—	$398,496	$398,496	$398,496	—	$398,496
Continued Health and Welfare	—	—	—	$48,036	$48,036	$48,036	—	$96,073

Total	$—	$—	$—	$1,136,532	$4,242,091	$4,242,091	$2,774,280	$4,980,128

Edmund L. Quatmann, Jr.

	Voluntary Resignation	Resignation for Good Reason	Involuntary Termination For Cause	Involuntary Termination w/o Cause	Death	Disability	Change In Control Only	Change In Control and Termination
Vested Stock Option Spread Value	$155,320	$155,320	$155,320	$155,320	$155,320	$155,320	$155,320	$155,320
Unvested Stock Option Spread Value	—	—	—	$155,320	$621,280	$621,280	$621,280	$621,280
Restricted Stock Value	—	—	—	—	$207,846	$207,846	$207,846	$207,846
Cash Severance—Salary Continuation	—	—	—	$376,000	$376,000	$376,000	—	$752,000
Cash Severance—Annual Bonus(1)	—	—	—	—	$182,500	$182,500	—	$182,500
Bonus for Year of Termination(2)	—	—	—	$217,152	$217,152	$217,152	—	$217,152
Continued Health and Welfare	—	—	—	$30,894	$30,894	$30,894	—	$61,778

Total	$155,320	$155,320	$155,320	$934,686	$1,790,992	$1,790,992	$984,446	$2,197,886

Paul B. Keller

	Voluntary Resignation	Resignation for Good Reason	Involuntary Termination For Cause	Involuntary Termination w/o Cause	Death	Disability	Change In Control Only	Change In Control and Termination
Vested Stock Option Spread Value	$99,900	$99,900	$99,900	$99,900	$99,900	$99,900	$99,900	$99,900
Unvested Stock Option Spread Value	—	—	—	—	$399,600	$399,600	$399,600	$399,600
Restricted Stock Value	—	—	—	—	$229,045	$229,045	$229,045	$229,045
Cash Severance—Salary Continuation	—	—	—	$345,000	$345,000	$345,000	—	$690,000
Cash Severance—Annual Bonus(1)	—	—	—	—	$201,000	$201,000	—	$201,000
Bonus for Year of Termination(2)	—	—	—	—	—	—	—	—
Continued Health and Welfare	—	—	—	$30,786	$30,786	$30,786	—	$46,180

Total	$99,900	$99,900	$99,900	$475,686	$1,305,331	$1,305,331	$728,545	$1,665,725

Note: No retirement scenario shown as no executive is retirement eligible.

(1)
Partial year bonuses have been annualized for purposes of the calculation of the three-year average

(2)
Based on actual bonus paid for FY10 performance

Employment Contracts

        We have employment agreements with each of our Named Executives Officers. Below is a summary of each agreement as currently in effect:

        In July 2007, we entered into an employment agreement with Virginia M. McDowell, our current President and Chief Operating Officer. The material terms of Ms. McDowell's employment agreement are set forth below:

  •
  One-year term that continues for a series of successive one-year terms unless earlier terminated pursuant to the terms of the agreement.

  •
  An initial base salary of $650,000 and eligibility for an annual incentive bonus of 60% of annual base salary if she meets minimum targets. Ms. McDowell also received an initial stock option grant to purchase 250,000 of the Company's common stock, vesting over a five-year period.

  •
  If employee voluntarily terminates the term of employment due to Retirement (as defined in the employment agreement), then all stock options shall become fully vested and exercisable and employee's deferred bonus payments shall be fully vested and paid.

  •
  The maximum period of salary and benefit continuation in the event of termination, death or disability is 12 months, and the agreement provides for severance payments equal to two times annual base salary in the event of termination following a change of control, plus all stock options shall become fully vested and exercisable.

        In December 2007, we entered into an employment agreement with Dale R. Black, our current Senior Vice President and Chief Financial Officer. The material terms of Mr. Black's employment agreement are substantially the same as Ms. McDowell's agreement. Mr. Black's initial annual base salary was $400,000 and he is eligible for an annual incentive bonus of 60% of his annual base salary. Mr. Black also received an initial stock option grant to purchase 125,000 shares of the Company's common stock, vesting over a five-year period.

        In March 2008, we entered into an employment agreement with James B. Perry, our current Chief Executive Officer. The material terms of Mr. Perry's employment agreement are substantially the same as Ms. McDowell's agreement; provided, however, that Mr. Perry's initial term was two years. Mr. Perry's initial annual base salary was $800,000. Mr. Perry also received an initial stock option grant to purchase 500,000 shares of the Company's common stock, vesting over a five-year period. Mr. Perry's agreement also provides that, in the event of a termination without cause, any unvested stock options that would have vested had employee remained employed for one year following the date of termination shall vest and become exercisable.

        In May 2008, we entered into an employment agreement with Paul B. Keller, our current Senior Vice President and Chief Development Officer. The material terms of the employment agreement are as follows:

  •
  One-year term that continues for a series of successive one-year terms unless earlier terminated pursuant to the terms of the agreement.

  •
  An initial annual base salary of $335,000 and eligibility for an annual incentive bonus of 50% of annual base salary.

  •
  If employee dies or becomes disabled during the employment term, employee (or employee's estate) is entitled to "Basic Severance" (consisting of (i) the continuation of employee's annualized base compensation for 12 months, (ii) the bonus due under the Company's annual incentive plan with respect to the Company's most recently completed fiscal year to the extent such bonus has not already been paid and (iii) subject to employee making a timely election to continue coverage, a monthly amount equal to the Company's portion of employee's premium or similar contribution required under the Company's group medical plan, such amount to be paid for the 12-month period following the termination date).

  •
  If we terminate the term of employment without "cause" (as defined in the employment agreement), employee is entitled to Basic Severance in the event that employee executes a general release.

  •
  If the Company terminates employee's employment without cause or if employee terminates employee's employment on account of "Good Reason" (as defined in the employment agreement), in either case, within the 12-month period following the occurrence of a "Change of Control" (as defined in the employment agreement) then the employee shall be entitled to (1) an amount equal to 200% of employee's annualized base compensation, (2) the average of employee's annual bonus payable under the Company's annual incentive plan during the Company's three most recently completed fiscal years (or such shorter period as employee has been employed by the Company), (3) the bonus due under the Company's annual incentive plan with respect to the Company's most recently completed fiscal year to the extent such bonus has not already been paid, (4) subject to employee making a timely election to continue coverage, a monthly amount equal to the Company's portion of employee's premium or similar contribution required under the Company's group medical plan, such amount to be paid for the 18-month period following the termination date, (5) any stock options granted to employee outstanding as of the occurrence of a Change of Control shall be deemed fully vested.

        In July 2008, we entered into an employment agreement with Edmund L. Quatmann, Jr., our current Senior Vice President, General Counsel and Secretary. The material terms of the employment agreement are substantially the same as Ms. McDowell's agreement and Mr. Black's agreement. Mr. Quatmann's initial annual base salary was $365,000 and he is eligible for an annual incentive bonus of 60% of his annual base salary. Mr. Quatmann also received an initial stock option grant to purchase 110,000 shares of the Company's common stock, vesting over a five-year period.

        In December 2008, we amended the employment agreements between us and each of Messrs. Perry, Black and Quatmann and Ms. McDowell to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

COMPENSATION OF DIRECTORS

        For the one-year term that commenced October 6, 2009, our non-employee directors received a $50,000 annual retainer, additional compensation of $4,000 for each in-person board meeting attended, $2,000 for each in-person meeting with management that they were required to attend and $1,000 for any other in-person meeting they were required to attend; provided, however, that the Vice Chairman of the Board received an annual retainer of $100,000 in lieu of the standard annual retainer and per meeting fees. The Chairmen of the Company's Audit Committee and Stock Option and Compensation Committee, Messrs. Glazer and Hayes, respectively, each receive an additional annual retainer of $25,000 and $7,500, respectively, for chairing those Committees, and the Chairman of the Company's Compliance Committee, Mr. Baker, receives a fee of $2,000 per meeting. Directors are also eligible for annual long-term incentive awards. For the one-year term that commenced October 6, 2009, each non-employee director at-large was awarded 13,202 shares of restricted stock, our Vice Chairman was awarded 24,204 shares of restricted stock. The awards vest 50% upon issuance and 50% on the one-year anniversary of issuance. Directors who are our employees (i.e., our Chairman) receive no additional compensation for serving as directors. All directors are reimbursed for travel and other expenses incurred in connection with attending board meetings and meetings with management that they may be required to attend.

        Director compensation for the one-year term commencing October 5, 2010 has not yet been set.

Fiscal 2010 Director Compensation

        The following table sets forth information with respect to all compensation awarded the Company's directors during fiscal 2010:

Name(1)	Fees earned or paid in cash ($)	Stock Awards ($)(2)	All other compensation ($)(3)	Total ($)
W. Randolph Baker	72,000	150,173	—	222,173
John G. Brackenbury(4)	70,000	150,173	60,000	280,173
Alan J. Glazer	100,000	165,199	—	265,199
Jeffery D. Goldstein	78,000	150,173	—	228,173
Richard A. Goldstein	71,000	188,086	—	259,086
Robert S. Goldstein	100,000	275,321	—	375,321
Shaun R. Hayes	86,500	160,194	—	246,694
Gregory J. Kozicz(5)	43,000	28,181	—	71,181
Lee S. Wielansky	75,000	150,173	—	225,173

(1)
James B. Perry, our Chief Executive Officer and the Chairman of our Board of Directors, is a Named Executive Officer and his compensation as Chief Executive Officer is included in the Summary Compensation Table. He does not receive additional compensation for his service as a director.

(2)
The amounts in this column represent the aggregate grant date fair value of awards granted during fiscal 2010 computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. The assumptions used in the calculation of these amounts for stock awards are disclosed in Note 10 to our Consolidated Financial Statements included herein with the exception that for the directors no forfeiture rate is applied.

(3)
Occasionally the spouse of a director accompanies the director on travel to Board meetings at our expense. This column does not include this cost, which is minimal.

(4)
Mr. Brackenbury received $60,000 in fees for serving on the Board of Directors of The Isle Casinos Limited.

(5)
Mr. Kozicz joined the Board on January 27, 2010. The amount included in the "Stock Awards" column for Mr. Kozicz reflects his initial award of 3,333 shares of restricted stock for joining the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        There are no Stock Option and Compensation Committee interlocks (i.e., none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving as a member of our Board or the Stock Option and Compensation Committee of our Board).

STOCK OPTION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Stock Option and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein and, based on such review and discussions, the Stock Option and Compensation Committee recommended that the Compensation Discussion and Analysis be included here.

By: The Stock Option and Compensation Committee:

Shaun R. Hayes, Chair
W. Randolph Baker
John G. Brackenbury
Alan J. Glazer
Gregory J. Kozicz
Lee S. Wielansky

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

        Ownership of Our Capital Stock.    The following table sets forth information with respect to the beneficial ownership of our common stock as of August 13, 2010 (unless otherwise indicated) by:

(1) each director and nominee for director, (2) the individuals named in the Summary Compensation Table (i.e., the Named Executive Officers), (3) all directors, nominees for director and executive officers (including the Named Executive Officers) as a group, and (4) based on information available to us and filings made under Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, each person known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, all persons listed have sole voting and dispositive power over the shares beneficially owned.

Name and Address of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Outstanding Shares Owned(2)
Robert S. Goldstein(3)(4)	14,160,133	43.2%
Jeffrey D. Goldstein(3)(5)	13,642,746	41.6%
Richard A. Goldstein(3)(6)	13,495,126	41.2%
B.I.J.R.R. Isle, Inc.(3)(7)	9,273,115	28.3%
B.I. Isle Partnership, L.P.(3)(8)	4,502,625	13.7%
Goldstein Group, Inc.(3)(9)	2,898,243	8.8%
Thompson, Siegel & Walmsley LLC(10)	1,712,948	5.2%
W. Randolph Baker(11)	47,830	*
John G. Brackenbury(12)	36,431	*
Alan J. Glazer(13)	91,589	*
Shaun R. Hayes(14)	34,123	*
Gregory J. Kozicz (15)	3,333	*
James B. Perry(16)	516,141	1.6%
Lee S. Wielansky(17)	37,237	*
Virginia M. McDowell(18)	342,763	1.0%
Dale R. Black(19)	157,675	*
Arnold L. Block(20)	32,020	*
R. Ronald Burgess(21)	44,653	*
D. Douglas Burkhalter(22)	60,353	*
Roger W. Deaton (23)	140,774	*
Eric L. Hausler (24)	40,422	*
Paul B. Keller(25)	84,116	*
Donn R. Mitchell, II(26)	97,851	*
Edmund L. Quatmann, Jr.(27)	86,301	*
Jeanne-Marie Wilkins(28)	58,512	*
Directors and Executive Officers as a Group (21 persons)(29)	19,301,409	58.1%

*
Less than 1%.

Notes:

(1)
Unless otherwise indicated below, the business address for each member or affiliated entity of the Goldstein family listed below is 2117 State Street, Bettendorf, Iowa 52722.

(2)
Calculated pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares not currently outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days of August 13, 2010, are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

(3)
Information regarding beneficial ownership of our common stock is included herein in reliance on Schedule 13D/A as filed with the SEC on May 14, 2010 and June 29, 2010. Further, on April 30,

  2010, members of the Goldstein family, including Robert S. Goldstein, Jeffrey D. Goldstein, Richard A. Goldstein and various family trusts and other entities associated with members of the Goldstein family (the "Goldstein Group") entered into an Agreement related to their ownership of our common stock (the "Goldstein Family Agreement"). The Goldstein Family Agreement includes, among other things, an agreement by the parties to coordinate their efforts with each other with respect to their ownership of our common stock and to ensure that the interests of the Goldstein Group are appropriately considered by our Board of Directors. As of June 29, 2010, the Goldstein Group beneficially owned in the aggregate approximately 50.1% of the issued and outstanding shares of our common stock.

(4)
The number of shares beneficially owned by Robert S. Goldstein includes 9,273,115 shares of which Robert S. Goldstein, as Co-Chairman and Chief Executive Officer of B.I.J.R.R. Isle, Inc., has indirect beneficial ownership, 2,898,243 shares held by the Goldstein Group, Inc., of which Robert S. Goldstein has indirect beneficial ownership, 540,000 shares held in the Richard A. Goldstein Irrevocable Trust, of which Robert S. Goldstein, as co-trustee, has indirect beneficial ownership, 540,000 shares held in the Jeffrey D. Goldstein Irrevocable Trust, of which Robert S. Goldstein, as co-trustee, has indirect beneficial ownership, 75,000 shares in a family private foundation of which he is a director, 24,476 shares held in an IRA account over which Mr. Goldstein has a power of attorney which includes voting and dispositive power and 28,333 shares of restricted stock subject to vesting. Such indirect beneficial ownership arises from the power to vote or to direct the vote or the power to dispose or direct the disposition of such shares and does not necessarily constitute a personal ownership interest in such shares. The business address of Robert S. Goldstein is 700 Office Parkway, St. Louis, Missouri 63141.

(5)
The number of shares beneficially owned by Jeffrey D. Goldstein includes 9,273,115 shares of which Jeffrey D. Goldstein, as Co-Chairman and Chief Executive Officer of B.I.J.R.R. Isle, Inc. (the sole general partner of B.I. Isle Partnership, L.P., Rob Isle Partnership, L.P., Rich Isle Partnership, L.P., Jeff Isle Partnership, L.P. and I.G. Isle Partnership, L.P.), has indirect beneficial ownership, 2,898,243 shares held by the Goldstein Group, Inc., of which Jeffrey D. Goldstein has indirect beneficial ownership, 540,000 shares held in the Richard A. Goldstein Irrevocable Trust, of which Jeffrey D. Goldstein, as co-trustee, has indirect beneficial ownership, 75,000 shares in a family private foundation of which he is a director, 24,476 shares held in an IRA account over which Mr. Goldstein has a power of attorney which includes voting and dispositive power and 14,803 shares of restricted stock subject to vesting. Such indirect beneficial ownership arises from the power to vote or to direct the vote or the power to dispose or direct the disposition of such shares and does not necessarily constitute a personal ownership interest in such shares. The business address of Jeffrey D. Goldstein is 2117 State Street, Suite 300, Bettendorf, Iowa 52722.

(6)
The number of shares beneficially owned by Richard A. Goldstein includes 9,273,115 shares of which Richard A. Goldstein, as Co-Chairman and Chief Executive Officer of B.I.J.R.R. Isle, Inc. has indirect beneficial ownership, 2,898,243 shares held by the Goldstein Group, Inc., of which Richard A. Goldstein has indirect beneficial ownership, 540,000 shares held in the Jeffrey D. Goldstein Irrevocable Trust, of which Richard A. Goldstein, as co-trustee, has indirect beneficial ownership, 75,000 shares in a family private foundation of which he is a director, 24,476 shares held in an IRA account over which Mr. Goldstein has a power of attorney which includes voting and dispositive power and 8,268 shares of restricted stock subject to vesting. Such indirect beneficial ownership arises from the power to vote or to direct the vote or the power to dispose or direct the disposition of such shares and does not necessarily constitute a personal ownership interest in such shares. The business address of Richard A. Goldstein is 700 Office Parkway, St. Louis, Missouri 63141.

(7)
B.I.J.R.R. Isle, Inc. is the general partner of B.I. Isle Partnership, L.P., Rob Isle Partnership, L.P., Rich Isle Partnership, L.P., Jeff Isle Partnership, L.P. and I.G. Isle Partnership, L.P. and, as such, has indirect beneficial ownership of the shares held by each limited partnership. Such indirect beneficial ownership arises from the power to vote or to direct the vote or the power to dispose or direct the disposition of such shares and does not necessarily constitute a personal ownership interest in such shares. Jeffrey D. Goldstein, Richard A. Goldstein, and Robert S. Goldstein, each as a Co-Chairman and Chief Executive Officer of B.I.J.R.R. Isle, Inc., have indirect beneficial ownership and report shared voting and dispositive power as to these shares. Such indirect beneficial ownership arises from the power to vote or to direct the vote or the power to dispose or direct the disposition of such shares and does not necessarily constitute a personal ownership interest in such shares. The address for B.I.J.R.R. Isle, Inc. is c/o Michael Newmark, Bryan Cave LLP, 211 N. Broadway, Ste. 3600, St. Louis, Missouri 63102.

(8)
Jeffrey D. Goldstein, Richard A. Goldstein, and Robert S. Goldstein, each as a Co-Chairman and Chief Executive Officer of B.I.J.R.R. Isle, Inc., have indirect beneficial ownership and report shared voting and dispositive power as to these shares. Such indirect beneficial ownership arises from the power to vote or to direct the vote or the power to dispose or direct the disposition of such shares and does not necessarily constitute a personal ownership interest in such shares. The address of B.I. Isle Partnership is c/o Michael Newmark, Bryan Cave LLP, 211 N. Broadway, Ste. 3600, St. Louis, Missouri 63102.

(9)
Shares owned by Goldstein Group, Inc. are reported as beneficially owned by Jeffrey D. Goldstein, Robert S. Goldstein and Richard A. Goldstein. The address for Goldstein Group, Inc. is 2117 State Street, Suite 300, Bettendorf, Iowa 52722.

(10)
As reflected on a Form 13F filed on May 14, 2010 by Thompson, Siegel & Walmsley LLC. The address for Thompson, Siegel & Walmsley LLC is 6806 Paragon Place, Suite 300, PO Box 6883, Richmond, VA 23230.

(11)
Includes 2,000 shares issuable upon the exercise of stock options that are exercisable within 60 days and 14,622 shares of restricted stock subject to vesting.

(12)
Includes 14,679 shares of restricted stock subject to vesting.

(13)
Includes 8,000 shares issuable upon the exercise of stock options that are exercisable within 60 days, 16,577 shares of restricted stock subject to vesting and 1,000 shares owned by Mr. Glazer's wife.

(14)
Includes 13,331 shares of restricted stock subject to vesting.

(15)
Includes 1,666 shares of restricted stock subject to vesting.

(16)
Includes 200,000 shares issuable upon the exercise of stock options that are exercisable within 60 days and 194,954 shares of restricted stock subject to vesting.

(17)
Includes 9,885 shares of restricted stock subject to vesting.

(18)
Includes 242,678 shares of restricted stock subject to vesting.

(19)
Includes 117,544 shares of restricted stock subject to vesting.

(20)
Includes 24,123 shares of restricted stock subject to vesting.

(21)
Includes 38,895 shares of restricted stock subject to vesting.

(22)
Includes 38,895 shares of restricted stock subject to vesting.

(23)
Includes 80,975 shares issuable upon the exercise of stock options that are exercisable within 60 days and 22,154 shares of restricted stock subject to vesting.

(24)
Includes 20,000 shares issuable upon exercise of stock options that are exercisable within 60 days and 20,422 shares of restricted stock subject to vesting.

(25)
Includes 40,000 shares issuable upon exercise of stock options that are exercisable within 60 days and 37,579 shares of restricted stock subject to vesting.

(26)
Includes 30,700 shares issuable upon the exercise of stock options that are exercisable within 60 days and 34,705 shares of restricted stock subject to vesting.

(27)
Includes 44,000 shares issuable upon the exercise of stock options that are exercisable within 60 days and 36,369 shares of restricted stock subject to vesting.

(28)
Includes 40,000 shares issuable upon the exercise of stock options that are exercisable within 60 days and 14,451 shares of restricted stock subject to vesting.

(29)
Information provided is for the individuals who were our executive officers, directors and nominees for director on August 13, 2010, and includes 465,675 shares issuable upon exercise of stock options that are exercisable within 60 days and 944,933 shares of restricted stock subject to vesting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATED PARTY TRANSACTIONS

        Green Bridge Company, a company that is indirectly wholly owned by members of the Goldstein family, including Robert S. Goldstein, Jeffrey D. Goldstein and Richard A. Goldstein, provides an easement to the Isle of Capri Casino & Hotel in Bettendorf, Iowa for parking at an annual rent of $60,000. Robert S. Goldstein, Jeffrey D. Goldstein and Richard A. Goldstein are members of our Board of Directors. Robert S. Goldstein is Vice Chairman of our Board of Directors.

        It is our written policy that the Company expects that any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company is a participant, and (3) any related party has or will have a direct or indirect interest will be either approved or ratified by the unrelated Directors of the Board of Directors. In deciding whether to approve a related party transaction, the Board of Directors will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party's interest in the transaction. If a related party transaction will be ongoing, the Board of Directors may establish guidelines for the Company's management to follow in its ongoing dealings with the related party. Thereafter, the Board of Directors, on at least an annual basis, would review and assess ongoing relationships with the related party to see that the transaction remains appropriate.

INDEPENDENCE

        The Board of Directors has determined that the following directors are independent as defined in Nasdaq Rule 5605(a)(2):

W. Randolph Baker
John G. Brackenbury
Alan J. Glazer
Shaun R. Hayes
Gregory J. Kozicz
Lee S. Wielansky

        Additionally, each of the Stock Option and Compensation Committee, Audit Committee and Nominating Committee is composed entirely of independent directors.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table summarizes the fees billed to the Company for professional services by Ernst & Young, LLP for fiscal 2010 and 2009:

	2010	2009
Audit Fees	$2,278,035	$2,563,865
Audit-Related Fees	49,500	22,825
Tax Fees	10,000	—
All Other Fees	—	—

	$2,337,535	$2,586,690

        Audit fees include fees for professional services rendered for the audit of our annual consolidated financial statements and reports on internal control over financial reporting, the review procedures on the consolidated financial statements included in our Forms 10-Q, as well as accounting consultations, statutory audits, consents, and other services related to Securities and Exchange Commission filings. Audit-related fees for 2010 include fees for the audit of our employee benefit plan. Tax fees consist of amounts billed for tax compliance assistance and tax planning and advice.

        The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by the Company's outside accounting firm. The Audit Committee may delegate its pre-approval authority to the Chairman of the Audit Committee to act between meetings of the Audit Committee. Any pre-approval given by the Chairman of the Audit Committee pursuant to this delegation is presented to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee or Chairman of the Audit Committee reviews, and if appropriate, approves all non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation, and the likely impact of the non-audit services on the principal accountant's independence.

        The Audit Committee pre-approved each engagement of the Company's independent registered public accounting firm to perform non-audit related services during fiscal year 2010.

        The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and believes the provision of the services referenced above is compatible.

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

ISLE OF CAPRI CASINOS, INC.
Dated: August 23, 2010	By	/s/ JAMES B. PERRY James B. Perry, Chief Executive Officer and Chairman of the Board

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION
3.1A		Certificate of Incorporation of Casino America, Inc. (Incorporated by reference to the Registration Statement on Form S-1 filed September 3, 1993)

3.1B		Amendment to Certificate of Incorporation of Casino America, Inc. (Incorporated by reference to the Proxy Statement for the fiscal year ended April 26, 1998)

3.2A		By-laws of Casino America, Inc. (Incorporated by reference to the Registration Statement on Form S-1 filed September 3, 1993)

3.2B		Amendment to By-laws of Casino America, Inc., dated February 7, 1997 (Incorporated by reference to Exhibit 3.2A to the Annual Report on Form 10-K filed on July 28, 1997)

4.1		Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed on May 12, 2004)

4.2		Registration Rights Agreement, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc. and CIBC World Markets Corp. on behalf of themselves and as representatives of the other initial purchasers (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed on May 12, 2004)

10.1	†	Amended Casino America, Inc. 1993 Stock Option Plan (Incorporated by reference to the Proxy Statement filed on August 25, 1997)

10.2	†	Amended and Restated Isle of Capri Casinos, Inc. 2009 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on From 10-Q on December 4, 2009)

10.3	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)

10.4	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan Code Section 409A Compliance Amendment (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on June 25, 2009)

10.5	†	Isle of Capri Casinos, Inc.'s Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 25, 2009)

10.6	†	Isle of Capri Casino, Inc. Amended and Restated Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 25, 2009)

10.7	†	Letter of Stock Option and Compensation Committee dated November 1, 2008 (Incorporated by reference to Exhibit 99.1 to the 8-K filed on November 6, 2008)

10.8	†	Isle of Capri Casinos, Inc.'s 2005 Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Quarterly Report Form 10-Q filed on March 1, 2005)

EXHIBIT NUMBER		DESCRIPTION
10.9	†	Isle of Capri Casinos, Inc. Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on June 25, 2009)

10.10	†	Isle of Capri Casinos, Inc. Medical Expense Reimbursement Plan (MERP) (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on June 25, 2009)

10.11	†	Employment Agreement, dated as of July 16, 2007, between Isle of Capri Casinos, Inc. and Virginia McDowell (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2007)
10.12	†	Employment Agreement dated as of December 3, 2007, between Isle of Capri Casinos, Inc. and Dale R. Black (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2007)

10.13	†	Employment Agreement, dated as of March 4, 2008, between Isle of Capri Casinos, Inc. and James B. Perry (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2008)

10.14	†	Employment Agreement, dated as of July 1, 2008, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on July 11, 2008)

10.15	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—James B. Perry (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.16	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Virginia M. McDowell (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.17	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Dale R. Black (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.18	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.19	†**	Employment Agreement dated as of August 6, 2009, between Isle of Capri Casinos, Inc. and Eric Hausler.

10.20	†**	Employment Agreement dated as of October 30, 2008, between Isle of Capri Casinos, Inc. and Paul Keller.

10.21	†	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on July 11, 2008)

10.22	†	Form Stock Option Award Agreement (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on July 11, 2008)

10.23	†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on June 25, 2009)

EXHIBIT NUMBER	DESCRIPTION
10.24	Credit Agreement, dated as of July 26, 2007 among Isle of Capri Casinos, Inc., the Lenders listed herein, Credit Suisse, Cayman Island Branch, as administrative agent, issuing bank and swing line lender, Credit Suisse Securities (USA) LLC, as lead arranger and bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as co-syndication agents and U.S. Bank, N.A. and Wachovia Bank, National Association, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.25	Security Agreement, dated as of July 26, 2007, among Isle of Capri Casinos, Inc., its material subsidiaries party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent for and representative of the financial institutions party to the Credit Agreement and any Hedge Providers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.26	First Amendment to Credit Agreement, dated as of February 17, 2010, among the Company, as borrower, the financial institutions listed therein, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other agents referred to therein among Isle of Capri Casinos, Inc., the Lenders listed therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2010.

10.27	Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.28	Addendum to Lease Agreement, dated August 1, 1992, between the City of Biloxi, Mississippi, Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.29	Second Addendum to Lease, dated April 9, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.30	Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

10.31	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.32	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

EXHIBIT NUMBER	DESCRIPTION
10.33	Point Cadet Compromise and Settlement Agreement, dated August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an Exhibit 10.29 to the Annual Report on Form 10-K filed on July 30, 2007)

10.34	Biloxi Waterfront Project Garage-Podium Lease and Easement dated as of August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an Exhibit 10.30 to the Annual Report on Form 10-K filed on July 30, 2007)

10.35	Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.36	Second Amendment to Berth Rental Agreement dated August 13, 1996, (ii) Third Amendment to Berth Rental Agreement dated December 14, 1999 and (iii) Letter Agreement to Berth Rental Agreement dated October 17, 2006 (Biloxi) (Incorporated by reference to an Exhibit 10.32 to the Annual Report on Form 10-K filed on July 30, 2007)

10.37	Agreement on Casino Berth Tract dated as of August 15, 2002, State consented to dredging, wharfing and filling by Isle of areas to reconfigure Berth Tract to accommodate a larger gaming vessel (Biloxi) (Incorporated by reference to an Exhibit 10.33 to the Annual Report on Form 10-K filed on July 30, 2007)

10.38	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to an Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)

10.39	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)

10.40	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.46 to the Annual Report on Form 10-K filed on July 28, 2000)

10.41	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.47 to the Annual Report on Form 10-K filed on July 28, 2000)

10.42	Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997. (Incorporated by reference to an Exhibit 10.40 to the Annual Report on Form 10-K filed on July 11, 2008)

EXHIBIT NUMBER	DESCRIPTION
10.43	Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999. (Incorporated by reference to an Exhibit 10.41 to the Annual Report on Form 10-K filed on July 11, 2008)

10.44	Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001. (Incorporated by reference to an Exhibit 10.42 to the Annual Report on Form 10-K filed on July 11, 2008)

10.45	Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001. (Incorporated by reference to an Exhibit 10.43 to the Annual Report on Form 10-K filed on July 11, 2008)

10.46	Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of August 21, 1995 (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed June 25, 2009)

10.47	First Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of October 31, 1995 (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed June 25, 2009)

10.48	Second Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of June 10, 1996 (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed June 25, 2009)

10.49	Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000. (Incorporated by reference to an Exhibit 10.44 to the Annual Report on Form 10-K filed on July 11, 2008)

10.50	Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of August 15, 1995. (Incorporated by reference to an Exhibit 10.45 to the Annual Report on Form 10-K filed on July 11, 2008)

10.51	Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 4, 1996. (Incorporated by reference to an Exhibit 10.46 to the Annual Report on Form 10-K filed on July 11, 2008)

10.52	Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of March 21, 2003.(Incorporated by reference to an Exhibit 10.47 to the Annual Report on Form 10-K filed on July 11, 2008)

10.53	Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003. (Incorporated by reference to an Exhibit 10.48 to the Annual Report on Form 10-K filed on July 11, 2008)

EXHIBIT NUMBER		DESCRIPTION

10.54		Operator's Contract dated August 11, 1994; as amended by: (i) Amendment to Operator's Contract dated August 15, 1998; and (ii) Second Amendment to Operator's Contract dated June 30, 2004 (Bettendorf) (Incorporated by reference to an Exhibit 10.38 to the Annual Report on Form 10-K filed on July 30, 2007)

10.55		Purchase Agreement, dated April 1, 2010, by and among United Gaming Rainbow, Inc., Bally Technologies, Inc., Isle of Capri Casinos, Inc., IOC-Vicksburg, Inc. and IOC-Vicksburg, L.L.C., with respect to Rainbow Casino-Vicksburg Partnership, L.P. d/b/a Rainbow Casino (Incorporated by reference to an Exhibit 99.1 to the Current Report on Form 8-K filed on April 1, 2010)

21.1	**	Significant Subsidiaries of Isle of Capri Casinos, Inc.

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	**	Description of Governmental Regulation.

*
Filed herewith.

**
Previously filed.

†
Management contract or compensatory plan or arrangement.