Form 10-Q
period 2010-07-25
ISLE OF CAPRI CASINOS INC
filed 2010-09-02
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2010

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

As of August 31, 2010, the Company had a total of 32,747,672 shares of Common Stock outstanding (which excludes 4,034,483 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 25,	April 25,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,516	$68,069
Marketable securities	23,664	22,926
Accounts receivable, net	9,478	8,879
Income taxes receivable	7,318	8,109
Deferred income taxes	16,826	16,826
Prepaid expenses and other assets	33,785	25,095
Total current assets	154,587	149,904
Property and equipment, net	1,129,683	1,098,942
Other assets:
Goodwill	345,303	313,136
Other intangible assets, net	85,834	79,675
Deferred financing costs, net	9,533	10,354
Restricted cash	12,730	2,774
Prepaid deposits and other	17,795	20,055
Total assets	$1,755,465	$1,674,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,762	$8,754
Accounts payable	30,212	24,072
Accrued liabilities:
Interest	17,713	14,779
Payroll and related	43,149	45,863
Property and other taxes	21,870	20,253
Other	47,795	43,434
Total current liabilities	169,501	157,155
Long-term debt, less current maturities	1,258,302	1,192,135
Deferred income taxes	28,763	29,193
Other accrued liabilities	40,006	38,972
Other long-term liabilities	17,120	17,166
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; shares issued: 36,783,871 at July 25, 2010 and 36,711,730 at April 25, 2010	368	367
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	203,323	201,464
Retained earnings	95,900	98,555
Accumulated other comprehensive (loss) income	(5,711)	(8,060)
	293,880	292,326
Treasury stock, 4,326,242 shares at July 25, 2010 and at April 25, 2010	(52,107)	(52,107)
Total stockholders’ equity	241,773	240,219
Total liabilities and stockholders’ equity	$1,755,465	$1,674,840

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 25,	July 26,
	2010	2009
Revenues:
Casino	$259,162	$262,263
Rooms	10,881	12,261
Pari-mutuel, food, beverage and other	34,091	34,295
Gross revenues	304,134	308,819
Less promotional allowances	(52,213)	(50,905)
Net revenues	251,921	257,914
Operating expenses:
Casino	39,609	39,265
Gaming taxes	64,406	66,304
Rooms	2,769	3,057
Pari-mutuel, food, beverage and other	11,168	10,842
Marine and facilities	14,609	15,646
Marketing and administrative	63,620	64,088
Corporate and development	12,521	9,945
Depreciation and amortization	22,933	28,828
Total operating expenses	231,635	237,975
Operating income	20,286	19,939
Interest expense	(23,795)	(18,347)
Interest income	474	368
Derivative income (expense)	(1,487)	—

Income (loss) from continuing operations before income taxes	(4,522)	1,960
Income tax benefit (provision)	1,867	(905)
Income (loss) from continuing operations	(2,655)	1,055
Income (loss) from discontinued operations, net of income taxes	—	(150)
Net income (loss)	$(2,655)	$905

Income (loss) per common share-basic and dilutive:
Income (loss) from continuing operations	$(0.08)	$0.03
Income (loss) from discontinued operations, net of income taxes	—	—
Net income (loss)	$(0.08)	$0.03

Weighted average basic shares	32,447,904	31,799,100
Weighted average diluted shares	32,447,904	31,855,101

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 25, 2010	36,771,730	$367	$201,464	$98,555	$(8,060)	$(52,107)	$240,219
Net loss	—	—	—	(2,655)	—	—	(2,655)
Deferred hedge adjustment, net of income tax provision of $1,462	—	—	—	—	2,449	—	2,449
Unrealized loss on interest rate cap contracts net of income tax benefit of $8	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	—	—	—	—	(87)	—	(87)
Comprehensive loss							(306)
Exercise of stock options	500	—	3	—	—	—	3
Issuance of deferred bonus shares	11,641	1	—	—	—	—	1
Stock compensation expense	—	—	1,856	—	—	—	1,856
Balance, July 25, 2010	36,783,871	$368	$203,323	$95,900	$(5,711)	$(52,107)	$241,773

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 25,	July 26,
	2010	2009
Operating activities:
Net income (loss)	$(2,655)	$905
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,933	28,829
Amortization of deferred financing costs	821	593
Deferred income taxes	(1,884)	1,930
Stock compensation expense	1,856	1,263
Deferred compensation expense	—	24
Loss on derivative instruments	1,487	—
Loss (gain) on disposal of assets	(191)	23
Changes in operating assets and liabilities, net of acquisition:
Purchases of trading securities	(738)	(1,096)
Accounts receivable	(596)	2,872
Income tax receivable	791	2,271
Prepaid expenses and other assets	(6,291)	(10,637)
Accounts payable and accrued liabilities	12,353	11,031
Net cash provided by operating activities	27,886	38,008

Investing activities:
Purchase of property and equipment	(12,938)	(4,382)
Net cash paid for acquisition, net of cash acquired	(76,167)	—
Payments towards gaming license	—	(4,000)
Increase in restricted cash	(9,474)	(209)
Net cash used in investing activities	(98,579)	(8,591)

Financing activities:
Principal payments on debt	(2,324)	(2,317)
Net (repayments) borrowings on line of credit	68,500	(19,000)
Proceeds from exercise of stock options	3	—
Net cash provided by (used in) financing activities	66,179	(21,317)

Effect of foreign currency exchange rates on cash	(39)	30

Net increase (decrease) in cash and cash equivalents	(4,553)	8,130
Cash and cash equivalents, beginning of period	68,069	96,654
Cash and cash equivalents, end of the period	$63,516	$104,784

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate fourteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi, Natchez and Vicksburg, Mississippi; Kansas City, Caruthersville and Boonville, Missouri; Bettendorf, Davenport, Waterloo and Marquette, Iowa; and Pompano Beach, Florida.

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying interim consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended April 25, 2010 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2011 and 2010 are both 52-week years, which commenced on April 26, 2010 and April 27, 2009, respectively.

Discontinued operations include our former Blue Chip casinos in Dudley and Wolverhampton, England, sold in November 2009, our former casino in Freeport, Grand Bahamas, exited in November 2009 and our former casino in Coventry, England sold in fiscal year 2009. The results of our discontinued operations for the three months ended July 26, 2009, are summarized as follows:

Net revenues	$3,574
Pretax loss from discontinued operations	(220)
Income tax benefit from discontinued operations	70
Loss from discontinued operations	(150)

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

The Company evaluated all subsequent events through the date of the consolidated financial statements and has disclosed such subsequent events in the notes to the condensed consolidated financial statements. No material subsequent events have occurred that required recognition in the condensed consolidated financial statements.

3.   Acquisition

We completed the acquisition of Rainbow Casino-Vicksburg Partnership, L.P. (“Rainbow”) located in Vicksburg, Mississippi on June 8, 2010 acquiring 100% of the partnership interests and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010. The preliminary allocation of the purchase price for these partnership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. The transaction was accounted for using the acquisition method in accordance with the accounting guidance under Accounting Standards Codification Topic 805, Business Combinations.  As a result, the net assets of Rainbow were recorded at their estimated fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The acquisition was funded by borrowings from Isle’s senior secured credit facility. The purchase price allocation remains preliminary as management is in process of obtaining third party valuations to assist management in its determination of fair value for property and equipment, and intangible assets acquired.

The following table sets forth the determination of the consideration paid for Rainbow and the current preliminary purchase price allocation based upon management’s current estimate of the fair value of the net assets acquired.

Gross cash purchase price		$80,000
Deduct:
Cash acquired		(2,540)
Cash refunded by Seller under purchase price adjustments		(1,293)
Total purchase price		$76,167

Preliminary purchase price allocation:
Current assets		$298
Property and equipment		38,387
Intangible assets:
Customer list	$9
Tradename	544
Customer relationships	6,700
Total intangibles		7,253
Goodwill		32,167
Other assets		392
Current liabilities		(1,902)
Other liabilities		(428)
Total purchase price		$76,167

The useful lives of assets acquired are estimated as follows:  customer list — three years; tradename 1.5 years; customer relationships eight years; furniture and equipment one to five years; and property and equipment fifteen to twenty-five years. Deductible goodwill for tax purposes is estimated to be approximately $33,000.

A rollforward of goodwill is as follows:

Balance April 25, 2010	$313,136
Addition from Rainbow acquisition	32,167
Balance July 25, 2010	$345,303

The pro forma results of operations, as if the acquisition of Rainbow had occurred on the first day of each fiscal year, are as follows:

	Three Months Ended
	July 25,	July 26,
	2010	2009
Pro forma
Net Revenues	$255,738	$266,940
Income (loss) from continuing operations before income taxes	(4,407)	3,467
Net income (loss) from continuing operations	(2,583)	1,998
Basic earnings (loss) per share	(0.08)	0.06
Diluted earnings (loss) per share	(0.08)	0.06

4.  Long-Term Debt

Long-term debt consists of the following:

	July 25,	April 25,
	2010	2010
Senior Secured Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$90,000	$21,500
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	815,157	817,256

7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	4,632	4,858
	1,267,064	1,200,889
Less current maturities	8,762	8,754
Long-term debt	$1,258,302	$1,192,135

Credit Facility - The Credit Facility as amended (“Credit Facility”) consists of a $375,000 revolving line of credit and an $875,000 term loan facility.  The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant domestic subsidiaries.

Our net line of credit availability at July 25, 2010 as limited by our maximum leverage covenant was approximately $126,000. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.75% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the three months ended July 25, 2010 is 6.62%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with the covenants as of July 25, 2010.

7% Senior Subordinated Notes - Our 7% Senior Subordinated Notes are due 2014 (“7% Senior Subordinated Notes”) and are guaranteed, on a joint and several basis, by all of our significant subsidiaries and certain other subsidiaries as described in Note 10. All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

5.  Common Stock

Earnings per Share of Common Stock - The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	July 25,	July 26,
	2010	2009
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(2,655)	$1,055
Income (loss) from discontinued operations	—	(150)

Net income (loss)	$(2,655)	$905

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	32,447,904	31,779,100
Effect of dilutive securities Employee stock options	—	76,001
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	32,447,904	31,855,101

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.03
Income (loss) from discontinued operations	—	—
Net income (loss)	$(0.08)	$0.03

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.03
Income (loss) from discontinued operations	—	—
Net income (loss)	$(0.08)	$0.03

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Due to the loss from continuing operations, stock options representing 187,276 shares, which are potentially dilutive, and 534,210 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three months ended July 25, 2010. Stock options representing 1,177,823 shares which were anti-dilutive were excluded from the calculation of common shares for diluted income per share for the three month ended July 26, 2009.

Stock Based Compensation — Under our amended and restated 2009 Long Term Incentive Plan we have issued stock options and restricted stock.

Restricted Stock —Restricted stock awarded to employees under annual long-term incentive grants vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Restricted stock previously awarded under our tender offer vests three years from the date of award. Our estimate of forfeitures for restricted stock for employees is 10%. No forfeiture rate is estimated for directors. As of July 25, 2010, our unrecognized compensation cost for unvested restricted stock is $4,365 with a remaining weighted average vesting period of 1.1 years.

Subsequent to the quarter ended July 25, 2010, we issued 306,247 shares of restricted common stock with a weighted average grant-date fair value of $8.72 to employees under the Long Term Incentive Plan.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. We currently estimate our aggregate forfeiture rates at 12%. As of July 25, 2010, our unrecognized compensation cost for unvested stock options was $1,215 with a weighted average vesting period of 2.9 years.

6.   Interest Rate Derivatives

We have entered into various interest rate derivative agreements in order to manage market risk on variable rate term loans outstanding, as well as comply with, in part, requirements under the Credit Facility. We have interest rate swap agreements with an aggregate notional value of $400,000 with maturity dates through fiscal 2014. We have also entered into an interest rate cap contract with a notional value of $20,000 having a maturity date in fiscal 2012 and paid a premium of $105 at inception. As a result of the amendment to our Credit Facility in the fourth quarter of fiscal 2010, our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income (expense) in the consolidated statement of operations. Prior to their ineffectiveness, these interest rate swaps were adjusted through other comprehensive income (loss) as these derivative instruments qualified for hedge accounting. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness will be amortized into earnings over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of July 25, 2010, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.58%.

The interest rate cap agreement meets the criteria for hedge accounting for cash flow hedges and has been evaluated, as of July 25, 2010 as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap.

The loss recorded in other comprehensive income (loss) of our interest rate swap contracts is recorded net of deferred income tax benefits of $3,241 and $4,704, as of July 25, 2010 and April 25, 2010, respectively.  The loss recorded in other comprehensive income (loss) for our interest rate cap contract is recorded net of deferred income tax benefits of $1 and $9 as of July 25, 2010 and April 25, 2010, respectively.

The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	July 25, 2010	April 25, 2010
Interest rate cap contract	Prepaid deposits and other	$3	$24
Interest rate swap contracts	Accrued interest	3,359	6,704
Interest rate swap contracts	Other long-term liabilities	7,167	6,247

We recorded income of $2,424 in derivative income (expense) related to the change in fair value of interest rate swap contracts during the three months ended July 25, 2010.

Additionally, during the three months ended July 25, 2010, we recorded expense of $3,911in derivative income (expense) associated with the amortization of $2,449, net of taxes of $1,462, of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of their ineffectiveness.

The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $22 and $2,298 for the three months ended July 25, 2010 and July 26, 2009, respectively.

The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $3,753, net of tax of $2,202, as of July 25, 2010.

7.  Fair Value

The fair value of our interest swap and cap contracts are recorded at fair value using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended July 25, 2010:

Interest
Rate
Derivatives
Balance at April 25, 2010	$(12,927)
Realized gains/(losses)	2,424
Unrealized gains/(losses)	(21)
Balance at July 25, 2010	$(10,524)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	July 25, 2010		April 25, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$63,516	$63,516	$68,069	$68,069
Marketable securities	23,664	23,664	22,926	22,296
Restricted cash	12,730	12,730	2,774	2,774
Notes receivable	8,018	8,018	3,000	3,000

Financial liabilities:
Revolving line of credit	$90,000	$83,700	$21,500	$20,855
Variable rate term loans	815,157	772,361	817,256	800,911
7% Senior subordinated notes	357,275	328,693	357,275	326,013
Other long-term debt	4,632	4,632	4,858	4,858
Other long-term obligations	17,120	17,120	17,166	17,166

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

8.  Accumulated Other Comprehensive Income (Loss)

A detail of Accumulated other comprehensive income (loss) is as follows:

	July 25, 2010	April 25, 2010
Interest rate cap contracts	$(63)	$(50)
Interest rate swap contracts	(5,428)	(7,877)
Foreign currency translation loss	(220)	(133)
	$(5,711)	$(8,060)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Three Months Ended
	July 25,	July 26,
Type of Derivative Instrument	2010	2009
Interest rate cap contract	$(13)	$—
Interest rate swap contracts	2,449	1,437
	$2,436	$1,437

9.  Income Taxes

Our effective income tax rates from continuing operations for the three months ended July 25, 2010 and July 26, 2009 were 41.3% and 46.2%, respectively. Our effective rate is based on statutory rates applied to our income adjusted for permanent differences.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit.

Related to our uncertain tax positions, we accrued gross interest expense of $157 for the three months ended July 25, 2010 as a component of our income tax benefit.  As of July 25, 2010, we have recognized a liability of $2,984 for interest and no amount for penalties.

During fiscal 2010, the IRS completed its examination of our federal income tax returns which relate to our fiscal years ended April 29, 2007 and April 27, 2008. The income tax examination changes are subject to review by the U.S. Congress Joint Committee on Taxation and on August 20, 2010 we received notification that the review had been completed with no exception to the examination.  Following the completion of the review by the U.S. Congress Joint Committee on Taxation, we are reviewing certain of our unrecognized federal tax positions for possible derecognition.

10.  Supplemental Disclosures

Cash Flow — For the three months ended July 25, 2010 and July 26, 2009, we made net cash payments for interest of $16,712 and $12,262, respectively. Additionally, we received income tax refunds of $927 and $3,590 during the three months ended July 25, 2010 and July 26, 2009, respectively.

In fiscal year 2006, we obtained a gaming license for our Waterloo, Iowa property and recorded an intangible asset of $18,547.  Annual payments for the license are recorded on a yearly basis and for the three months ended July 26, 2009, we made payments of $4,000 towards the gaming license.

For the three months ended July 25, 2010 and July 26, 2009, the change in accrued purchases of property and equipment in accounts payable increased by $1,206 and $1,102, respectively.

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

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through July 25, 2010, we have accrued an estimated liability including interest of $10,937. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

During January, 2010, we entered into an agreement to provide management services for a potential casino to be located at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, (“The Resort”). The development of this casino is subject to numerous regulatory approvals including obtaining a state gaming license, of which is a competitive award process among several applicants. If The Resort is successful in obtaining a gaming license, we have agreed to complete the build-out of the casino space. We currently estimate the project cost at approximately $50,000.

We have filed an application with the Missouri Gaming Commission to develop a casino in Cape Girardeau, Missouri and have entered into a development agreement with the City of Cape Girardeau that would take effect if we are selected for licensure by the State of Missouri and other contingencies in the development agreement are met.  We currently estimate the cost of the project at approximately $125,000.

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

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; Casino America of Colorado, Inc.; CCSC/Blackhawk, Inc.; Grand Palais Riverboat, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC-Black Hawk County, Inc.; IOC-Davenport, Inc.; IOC Holdings, L.L.C.; IOC Services, L.L.C.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino Vicksburg Partnership, L.P.; Isle of Capri Bahamas Holdings, Inc.; Isle of Capri Bettendorf Marina Corporation.; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk Capital Corp.; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; P.P.I, Inc.; Riverboat Corporation of Mississippi; Riverboat Services, Inc.; and St. Charles Gaming Company, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

Consolidating condensed balance sheets as of July 25, 2010 and April 25, 2010 are as follows (in thousands):

	As of July 25, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$53,518	$76,459	$32,691	$(8,081)	$154,587
Intercompany receivables	1,040,241	(244,547)	(44,926)	(750,768)	—
Investments in subsidiaries	394,475	(63,752)	—	(330,723)	—
Property and equipment, net	7,488	1,090,131	32,064	—	1,129,683
Other assets	59,829	446,038	20,262	(54,934)	471,195
Total assets	$1,555,551	$1,304,329	$40,091	$(1,144,506)	$1,755,465

Current liabilities	$49,288	$88,452	$39,842	$(8,081)	$169,501
Intercompany payables	—	750,768	—	(750,768)	—
Long-term debt, less current maturities	1,254,033	3,557	712	—	1,258,302
Other accrued liabilities	10,457	117,282	13,084	(54,934)	85,889
Stockholders’ equity	241,773	344,270	(13,547)	(330,723)	241,773
Total liabilities and stockholders’ equity	$1,555,551	$1,304,329	$40,091	$(1,144,506)	$1,755,465

	As of April 25, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$35,835	$71,976	$43,193	$(1,100)	$149,904
Intercompany receivables	990,557	(185,612)	(54,177)	(750,768)	—
Investments in subsidiaries	390,369	(63,110)	—	(327,259)	—
Property and equipment, net	7,579	1,059,147	32,216	—	1,098,942
Other assets	57,092	409,106	11,150	(51,354)	425,994
Total assets	$1,481,432	$1,291,507	$32,382	$(1,130,481)	$1,674,840

Current liabilities	$46,581	$80,884	$30,790	$(1,100)	$157,155
Intercompany payables	—	750,768	—	(750,768)	—
Long-term debt, less current maturities	1,187,631	3,760	744	—	1,192,135
Other accrued liabilities	7,001	116,815	12,869	(51,354)	85,331
Stockholders’ equity	240,219	339,280	(12,021)	(327,259)	240,219
Total liabilities and stockholders’ equity	$1,481,432	$1,291,507	$32,382	$(1,130,481)	$1,674,840

Consolidating condensed statements of operations for the three months ended July 25, 2010 and July 26, 2009 are as follows (in thousands):

	For the Three Months Ended July 25, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$259,162	$—	$—	$259,162
Pari-mutuel, rooms, food, beverage and other	322	44,626	2,544	(2,520)	44,972
Gross revenues	322	303,788	2,544	(2,520)	304,134
Less promotional allowances	—	(52,213)	—	—	(52,213)
Net revenues	322	251,575	2,544	(2,520)	251,921

Operating expenses:
Casino	—	39,609	—	—	39,609
Gaming taxes	—	64,406	—	—	64,406
Other operating expenses	11,025	92,172	4,010	(2,520)	104,687
Management fee expense (revenue)	(8,713)	8,713	—	—	—
Depreciation and amortization	580	22,201	152	—	22,933
Total operating expenses	2,892	227,101	4,162	(2,520)	231,635

Operating income (loss)	(2,570)	24,474	(1,618)	—	20,286
Interest expense, net	(7,945)	(15,333)	(43)	—	(23,321)
Other	(1,487)	—	—	—	(1,487)
Equity in income (loss) of subsidiaries	4,834	(645)	—	(4,189)	—

Income (loss) from continiuing operations before income taxes	(7,168)	8,496	(1,661)	(4,189)	(4,522)
Income tax (provision) benefit	4,513	(2,868)	222	—	1,867
Income (loss) from continuing operations	(2,655)	5,628	(1,439)	(4,189)	(2,655)

Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(2,655)	$5,628	$(1,439)	$(4,189)	$(2,655)

	For the Three Months Ended July 26, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$262,263	$—	$—	$262,263
Pari-mutuel, rooms, food, beverage and other	111	46,425	2,523	(2,503)	46,556
Gross revenues	111	308,688	2,523	(2,503)	308,819
Less promotional allowances	—	(50,905)	—	—	(50,905)
Net revenues	111	257,783	2,523	(2,503)	257,914

Operating expenses:
Casino	—	39,265	—	—	39,265
Gaming taxes	—	66,304	—	—	66,304
Other operating expenses	11,056	93,632	1,393	(2,503)	103,578
Management fee expense (revenue)	(6,684)	6,684	—	—	—
Depreciation and amortization	1,183	27,491	154	—	28,828
Total operating expenses	5,555	233,376	1,547	(2,503)	237,975

Operating income (loss)	(5,444)	24,407	976	—	19,939
Interest expense, net	(1,711)	(16,115)	(153)	—	(17,979)
Equity in income (loss) of subsidiaries	6,071	(1,133)	—	(4,938)	—

Income (loss) from continiuing operations before income taxes	(1,084)	7,159	823	(4,938)	1,960
Income tax (provision) benefit	2,139	(2,842)	(202)	—	(905)
Income (loss) from continuing operations	1,055	4,317	621	(4,938)	1,055

Income (loss) from discontinued operations, net of tax	(150)	(267)	(223)	490	(150)
Net income (loss)	$905	$4,050	$398	$(4,448)	$905

Consolidating condensed statements of cash flows for the three months ended July 25, 2010 and July 26, 2009 are as follows (in thousands):

	Three Months Ended July 25, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(15,500)	$34,460	$8,926	$—	$27,886
Net cash provided by (used in) investing activities	(49,468)	(88,293)	(9,654)	48,836	(98,579)
Net cash provided by (used in) financing activities	66,404	57,892	(9,281)	(48,836)	66,179
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(39)	—	(39)
Net increase (decrease) in cash and cash equivalents	1,436	4,059	(10,048)	—	(4,553)
Cash and cash equivalents at beginning of the period	6,506	46,994	14,569	—	68,069
Cash and cash equivalents at end of the period	$7,942	$51,053	$4,521	$—	$63,516

	Three Months Ended July 26, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(10,482)	$38,974	$9,516	$—	$38,008
Net cash provided by (used in) investing activities	42,162	(8,217)	(209)	(42,327)	(8,591)
Net cash provided by (used in) financing activities	(21,099)	(33,898)	(8,647)	42,327	(21,317)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	30	—	30
Net increase (decrease) in cash and cash equivalents	10,581	(3,141)	690	—	8,130
Cash and cash equivalents at beginning of the period	8,776	68,681	19,197	—	96,654
Cash and cash equivalents at end of the period	$19,357	$65,540	$19,887	$—	$104,784

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K/A for the year ended April 25, 2010.

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

Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K/A for the year ended April 25, 2010 and by giving consideration to the following:

Acquisition of Rainbow Casino - We completed the acquisition of Rainbow Casino-Vicksburg Partnership, L.P. (“Rainbow”) located in Vicksburg, Mississippi on June 8, 2010 acquiring 100% of the partnership interests and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010. The acquisition was funded by borrowings from Isle’s senior secured credit facility.

Florida Gaming Law Changes — Effective July 1, 2010, legislative changes became effective in Florida which lowered the state portion of gaming taxes applicable to our Pompano property from 50% to 35% of gaming revenues. Additionally, this legislation allows our poker operations to remain open for the same hours as the slot floor and removes the poker betting limits. Our casino revenues and gaming taxes reflect the favorable impact of these changes in state gaming laws.

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

Revenues

Revenues for the three months ended July 25, 2010 and July 26, 2009 are as follows:

	Three Months Ended
	July 25,	July 26,		Percentage
(in thousands)	2010	2009	Variance	Variance
Revenues:
Casino	$259,162	$262,263	$(3,101)	-1.2%
Rooms	10,881	12,261	(1,380)	-11.3%
Pari-mutuel, food, beverage and other	34,091	34,295	(204)	-0.6%
Gross revenues	304,134	308,819	(4,685)	-1.5%
Less promotional allowances	(52,213)	(50,905)	(1,308)	2.6%
Net revenues	$251,921	$257,914	(5,993)	-2.3%

Casino Revenues - Casino revenues decreased $3.1 million, or 1.2%, for the three months ended July 25, 2010, as compared to the same period in fiscal 2010. For the three months ended July 25, 2010, casino revenues increased $3.4 million at our Pompano property, $0.9 million at our Waterloo property and included $5.3 million from our newly acquired Vicksburg casino. These increases were offset by decreased casino revenues at our Black Hawk and Quad Cities properties of $6.5 million reflecting the impact of competition and decreases at our other properties of $6.2 million primarily due to current economic conditions.

Rooms Revenue - Rooms revenue decreased $1.4 million, or 11.3%, for the three months ended July 25, 2010, as compared to the same period in the prior fiscal year. The majority of this decrease has occurred at our Black Hawk property where we have experienced decline in both room rates and occupancy following the opening of a competitor’s new hotel during October 2009.

Pari-mutuel, Food, Beverage and Other Revenues — Pari-mutuel, food, beverage and other revenues decreased $0.2 million, or 0.6%, for the three months ended July 25, 2010, as compared to the same period in the prior fiscal year. Food, beverage and other revenues for the three months ended July 25, 2010 included $0.3 million from our newly acquired Vicksburg casino.

Promotional Allowances - Promotional allowances increased $1.3 million, or 2.6%, for the three months ended July 25, 2010, as compared to the same period in the prior fiscal year. Changes in our promotional allowances reflect revisions to our marketing plans as a result of changes in competition, economic conditions and regulations.  Promotional allowances for the three months ended July 25, 2010 included $1.7 million from our newly acquired Vicksburg casino.

Operating Expenses

Operating expenses for the three months ended July 25, 2010 and July 26, 2009 are as follows:

	Three Months Ended
	July 25,	July 26,		Percentage
(in thousands)	2010	2009	Variance	Variance
Operating expenses:
Casino	$39,609	$39,265	$344	0.9%
Gaming taxes	64,406	66,304	(1,898)	-2.9%
Rooms	2,769	3,057	(288)	-9.4%
Pari-mutuel, food, beverage and other	11,168	10,842	326	3.0%
Marine and facilities	14,609	15,646	(1,037)	-6.6%
Marketing and administrative	63,620	64,088	(468)	-0.7%
Corporate and development	12,521	9,945	2,576	25.9%
Depreciation and amortization	22,933	28,828	(5,895)	-20.4%
Total operating expenses	$231,635	$237,975	(6,340)	-2.7%

Casino - Casino operating expenses increased $0.3 million, or 0.9%, for the three months ended July 25, 2010, as compared to the same period in the prior fiscal year. Excluding casino costs of $0.8 million incurred by our newly acquired Vicksburg casino, our casino operating expenses would have decreased $0.5 million.  This net decrease reflects costs reductions in casino expense at most of our properties offset by a slight increase in casino expenses at our Pompano property following the expansion of gaming hours effective July 1, 2010.

Gaming Taxes - State and local gaming taxes decreased $1.9 million, or 2.9%, for the three months ended July 25, 2010, as compared to the same period in the prior fiscal year. Reductions in gaming taxes for the three months ended July 25, 2010 reflect the decrease in state gaming taxes at our Pompano facility from 50% to 35% effective July 1, 2010, decreases in our overall gaming revenues and changes in the mix our gaming revenues derived from states with different gaming tax rates. Gaming taxes for the three months ended July 25, 2010 included $0.5 million from our newly acquired Vicksburg casino. Our overall effective gaming tax rates were as follows:

Three Months Ended
July 25,	July 26,
2010	2009
24.9%	25.3%

Rooms - Rooms expense decreased $0.3 million, or 9.4%, for the three months ended July 25, 2010, as compared to the same period in the prior fiscal year. These expenses directly relate to the cost of providing hotel rooms. This decrease in rooms expense is reflective of an 11.3% reduction in our hotel revenues for the three months ended July 25, 2010, as compared to the same period in the prior fiscal year.

Pari-mutuel, Food, Beverage and Other — Pari-mutuel, food, beverage and other expenses increased $0.3 million, for the three months ended July 25, 2010, as compared to the same period in the prior fiscal year. Excluding food beverage and other costs of $0.2 million incurred by our newly acquired Vicksburg casino, our food, beverage and other expenses would have increased $0.1 million.

Marine and Facilities -  Marine and facilities expenses decreased $1.0 million, or 6.6%, for the three months ended July 25, 2010 as compared to the same period in the prior fiscal year. This decrease includes reductions in facility costs across most properties as we continue to focus on cost reductions efforts. Marine and facility expense for the three months ended July 25, 2010 included $0.2 million from our newly acquired Vicksburg casino.

Marketing and Administrative -  Marketing and administrative expenses decreased $0.5 million, or 0.7%, for the three months ended July 25, 2010 as compared to the same period in the prior fiscal year. Excluding marketing and administrative costs of $1.1 million incurred by our newly acquired Vicksburg casino, our casino operating expenses would have decreased $1.6 million.  This decrease reflects reductions in our operating cost to align such expenditures with changes in our net revenues.

Corporate and Development - During the three months ended July 25, 2010, our corporate and development expenses were $12.5 million compared to $9.9 million for the three months ended July 26, 2009. The increase in corporate and development expenses for the three months ended July 25, 2010, reflects approximately $1.1 million in expenses related to our attempted equity offering and an additional $1.1 million in acquisition related costs regarding the Rainbow acquisition.

Depreciation and Amortization - Depreciation and amortization expense for the three months ended July 25, 2010 decreased $5.9 million, as compared to the same period in the prior fiscal year, primarily due to certain assets becoming fully depreciated.  Depreciation and amortization for the three months ended July 25, 2010 included $0.6 million from our newly acquired Vicksburg casino.

Other Income (Expense), Income Taxes, and Discontinued Operations

Interest expense, interest income, income tax (provision) benefit, and income (loss) from discontinued operations, net of income taxes for the three months ended July 25, 2010 and July 26, 2009 are as follows:

	Three Months Ended
	July 25,	July 26,		Percentage
(in thousands)	2010	2009	Variance	Variance

Interest expense	$(23,795)	$(18,347)	$(5,448)	29.7%
Interest income	474	368	106	28.8%
Other	(1,487)	—	(1,487)	N/M
Income tax benefit (provision)	1,867	(905)	2,772	-306.3%
Income (loss) from discontinued operations, net of income taxes	—	(150)	150	-100.0%

Interest Expense - Interest expense increased $5.4 million for the three months ended July 25, 2010, as compared to the same period in the prior fiscal year. This increase reflects the amendment of our senior credit facility during the fourth quarter of fiscal year 2010 which increased our interest rate on borrowings under the facility and additional interest on borrowings to fund our acquisition of the Vicksburg casino effective June 8, 2010.

Other — This includes expenses related to the change in fair value of our ineffective interest rate swaps.  Our interest rate swaps became ineffective following the amendment of our senior secured credit facility during the fourth quarter of fiscal year 2010.

Income Tax Benefit (Provision) — Our income tax benefit (provision) from continuing operations and our effective income tax rate has been impacted our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent and other items in relation to such estimated income or loss. Effective income tax rates were as follows:

	Three Months Ended
	July 25,	July 26,
	2010	2009
Total	41.3%	46.2%

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the three months ended July 25, 2010, we generated $27.9 million in cash flows from operating activities compared to generating $38.0 million during the three months ended July 26, 2009. The year over year decrease in cash flows from operating activities primarily results from decreases in cash operating income.

Cash Flows used in Investing Activities - During the three months ended July 25, 2010, we used $98.6 million for investing activities compared to using $8.6 million during the three months ended July 26, 2009. Significant investing activities for the three months ended July 25, 2010 included the purchase of the Rainbow casino in Vicksburg, Mississippi for $76.2 million, net of cash acquired and purchase price adjustments, purchases of property and equipment of $12.9 million and increases in restricted cash at our captive insurance company by $9.5 million to fund insurance reserves in lieu of providing letters of credit.

For the three months ended July 26, 2009, significant investing activities included the purchase of property and equipment for $4.4 million and payment of $4.0 million towards our Waterloo gaming license.

Cash Flows used in Financing Activities - During the three months ended July 25, 2010 we had net borrowings under our line of credit of $68.5 million which included the borrowing of $80 million to fund our acquisition of the Rainbow casino in Vicksburg, Mississippi. We also used $2.3 million to repay other outstanding long-term debt.

During the three months ended July 26, 2009, our net cash flows used in financing activities were used primarily to repay our outstanding long term debt of $21.3 million.

Availability of Cash and Additional Capital - At July 25, 2010, we had cash and cash equivalents of $63.5 million and marketable securities of $23.7 million. As of July 25, 2010, we had $90 million in revolving credit and $815.2 million in term loans outstanding under the senior secured credit facility. Our line of credit availability at July 25, 2010 was approximately $126 million as limited by our leverage ratio.

Capital Expenditures and Development Activities - Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. Our current planned capital expenditures include $35 million in maintenance capital expenditures for the balance of fiscal year 2011.

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

We have filed an application with the Missouri Gaming Commission to develop a casino in Cape Girardeau, Missouri and have entered into a development agreement with the City of Cape Girardeau that would take effect if we are selected for licensure by the State of Missouri and other contingencies in the development agreement are met.  We currently estimate the cost of the project at approximately $125,000.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2010 Annual Report on Form 10-K/A.  There were no newly identified significant accounting estimates in the first quarter of fiscal year 2011, nor were there any material changes to the critical accounting policies and estimates set forth in our 2010 Annual Report.

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

We have entered into interest rate swap and cap arrangements with aggregate notional value of $420.0 million as of July 25, 2010. The swap agreements effectively convert portions of the Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2011, 2012 and 2014.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of July 25, 2010.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 25, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 11 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                     RISK FACTORS

There are no material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K/A for the fiscal year ended April 25, 2010.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the three months ended July 25, 2010.

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

ISLE OF CAPRI CASINOS, INC.

Dated: September 2, 2010	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.