Form 10-Q
period 2010-10-24
ISLE OF CAPRI CASINOS INC
filed 2010-12-03
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2010

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

As of December 1, 2010, the Company had a total of 32,938,016 shares of Common Stock outstanding (which excludes 3,843,358 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	October 24,	April 25,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,133	$68,069
Marketable securities	23,014	22,926
Accounts receivable, net	7,766	8,879
Income taxes receivable	8,850	8,109
Deferred income taxes	16,826	16,826
Prepaid expenses and other assets	30,749	25,095
Total current assets	151,338	149,904
Property and equipment, net	1,122,523	1,098,942
Other assets:
Goodwill	345,303	313,136
Other intangible assets, net	84,631	79,675
Deferred financing costs, net	8,712	10,354
Restricted cash	12,806	2,774
Prepaid deposits and other	16,826	20,055
Total assets	$1,742,139	$1,674,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,766	$8,754
Accounts payable	24,495	24,072
Accrued liabilities:
Interest	8,113	14,779
Payroll and related	43,939	45,863
Property and other taxes	25,508	20,253
Other	49,266	43,434
Total current liabilities	160,087	157,155
Long-term debt, less current maturities	1,251,158	1,192,135
Deferred income taxes	28,291	29,193
Other accrued liabilities	40,431	38,972
Other long-term liabilities	16,833	17,166
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 36,781,374 shares at October 24, 2010 and 36,771,730 shares at April 25, 2010	368	367
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	200,117	201,464
Retained earnings	94,881	98,555
Accumulated other comprehensive (loss) income	(3,736)	(8,060)
	291,630	292,326
Treasury stock, 3,843,358 shares at October 24, 2010 and 4,326,242 shares at April 25, 2010	(46,291)	(52,107)
Total stockholders’ equity	245,339	240,219
Total liabilities and stockholders’ equity	$1,742,139	$1,674,840

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 24,	October 25,	October 24,	October 25,
	2010	2009	2010	2009
Revenues:
Casino	$254,640	$251,173	$513,802	$513,436
Rooms	10,643	11,803	21,524	24,064
Pari-mutuel, food, beverage and other	33,997	33,286	68,088	67,581
Gross revenues	299,280	296,262	603,414	605,081
Less promotional allowances	(52,629)	(50,207)	(104,842)	(101,112)
Net revenues	246,651	246,055	498,572	503,969
Operating expenses:
Casino	39,979	39,651	79,588	78,916
Gaming taxes	60,214	64,223	124,620	130,527
Rooms	2,725	2,824	5,494	5,881
Pari-mutuel, food, beverage and other	11,123	11,243	22,291	22,085
Marine and facilities	15,347	16,110	29,956	31,756
Marketing and administrative	63,808	64,167	127,428	128,255
Corporate and development	10,940	12,340	23,461	22,285
Expense recoveries and other charges, net	—	(6,762)	—	(6,762)
Depreciation and amortization	22,179	28,437	45,112	57,265
Total operating expenses	226,315	232,233	457,950	470,208
Operating income	20,336	13,822	40,622	33,761
Interest expense	(23,410)	(17,883)	(47,205)	(36,230)
Interest income	467	395	941	763
Derivative income (expense)	(743)	—	(2,230)	—

Income (loss) from continuing operations before income taxes	(3,350)	(3,666)	(7,872)	(1,706)
Income tax benefit	1,537	6,039	3,404	5,134
Income (loss) from continuing operations	(1,813)	2,373	(4,468)	3,428
Income (loss) from discontinued operations, net of income taxes	794	(811)	794	(961)
Net income (loss)	$(1,019)	$1,562	$(3,674)	$2,467

Income (loss) per common share-basic and dilutive:
Income (loss) from continuing operations	$(0.06)	$0.07	$(0.14)	$0.11
Income (loss) from discontinued operations, net of income taxes	0.03	(0.02)	0.03	(0.03)
Net income (loss)	$(0.03)	$0.05	$(0.11)	$0.08

Weighted average basic shares	32,783,726	32,319,789	32,615,815	32,049,444
Weighted average diluted shares	32,783,726	32,511,462	32,615,815	32,251,102

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 25, 2010	36,771,730	$367	$201,464	$98,555	$(8,060)	$(52,107)	$240,219
Net loss	—	—	—	(3,674)	—	—	(3,674)
Deferred hedge adjustment, net of income tax provision of $2,652	—	—	—	—	4,441	—	4,441
Unrealized loss on interest rate cap contracts net of income tax benefit of $16	—	—	—	—	(26)	—	(26)
Foreign currency translation adjustments	—	—	—	—	(91)	—	(91)
Comprehensive income							650
Issuance of restricted stock from treasury stock	—	—	(5,816)	—	—	5,816	—
Forfeiture of restricted stock	(2,497)
Exercise of stock options	500	—	3	—	—	—	3
Issuance of deferred bonus shares	11,641	1	—	—	—	—	1
Stock compensation expense	—	—	4,466	—	—	—	4,466
Balance, October 24, 2010	36,781,374	$368	$200,117	$94,881	$(3,736)	$(46,291)	$245,339

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 24,	October 25,
	2010	2009
Operating activities:
Net income (loss)	$(3,674)	$2,467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,112	57,266
Amortization of deferred financing costs	1,642	1,164
Expense recoveries and other charges, net	—	(6,762)
Deferred income taxes	(3,537)	292
Stock compensation expense	4,466	4,108
Deferred compensation expense	—	48
Loss on derivative instruments	2,230	—
(Gain) loss on disposal of assets	(202)	61
Changes in operating assets and liabilities, net of acquisition:
Purchases of trading securities	(88)	(1,076)
Accounts receivable	1,124	3,083
Income tax receivable	(741)	5,432
Prepaid expenses and other assets	(2,065)	(7,413)
Accounts payable and accrued liabilities	4,465	2,053
Net cash provided by operating activities	48,732	60,723

Investing activities:
Purchase of property and equipment	(25,720)	(15,269)
Net cash paid for acquisition, net of cash acquired	(76,167)	—
Payments towards gaming license	—	(4,000)
(Decrease) increase in restricted cash	(9,766)	189
Net cash used in investing activities	(111,653)	(19,080)

Financing activities:
Principal payments on debt	(4,464)	(4,454)
Net borrowings (repayments) on line of credit	63,500	(58,000)
Proceeds from exercise of stock options	3	178
Net cash provided by (used in) financing activities	59,039	(62,276)

Effect of foreign currency exchange rates on cash	(54)	35

Net decrease in cash and cash equivalents	(3,936)	(20,598)
Cash and cash equivalents, beginning of period	68,069	96,654
Cash and cash equivalents, end of the period	$64,133	$76,056

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

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying interim consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Certain reclassifications of prior year presentations have been made to conform to the fiscal 2011 presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended April 25, 2010 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2011 and 2010 are both 52-week years, which commenced on April 26, 2010 and April 27, 2009, respectively.

Discontinued operations include our former Blue Chip casinos in Dudley and Wolverhampton, England, sold in November 2009, our former casino in Freeport, Grand Bahamas, exited in November 2009 and our former casino in Coventry, England sold in fiscal year 2009. The results of our discontinued operations for the three and six months ended October 24, 2010 and October 25, 2009, are summarized as follows:

	Three Months Ended		Six Months Ended
	October 24, 2010	October 25, 2009	October 24, 2010	October 25, 2009
Net revenues	$—	$2,724	$—	$6,298
Pretax loss from discontinued operations	—	(1,363)	—	(1,583)
Income tax benefit from discontinued operations	794	552	794	622
Income (loss) from discontinued operations	794	(811)	794	(961)

During the three months ended October 24, 2010, we recorded a tax benefit in discontinued operations related to the resolution of previously unrecognized tax positions related to our former UK operations (See Note 10).

The condensed consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. We view each property as an operating segment and all operating segments have been aggregated into one reporting segment.

We evaluated all subsequent events through the date of the consolidated financial statements and have disclosed such subsequent events in the notes to the condensed consolidated financial statements. No material subsequent events have occurred that required recognition in the condensed consolidated financial statements.

3.   Acquisition

We completed the acquisition of Rainbow Casino-Vicksburg Partnership, L.P. (“Rainbow”) located in Vicksburg, Mississippi on June 8, 2010 acquiring 100% of the partnership interests and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010. The purchase price was $76.2 million, which is net of cash acquired and purchase price adjustments. The preliminary allocation of the purchase price for these partnership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. The transaction was accounted for using the acquisition method in accordance with the accounting guidance under Accounting Standards Codification Topic 805, Business Combinations.  As a result, the net assets of Rainbow were recorded at their estimated fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The acquisition was funded by borrowings from Isle’s senior secured credit facility. The purchase price allocation remains preliminary as management is in process of obtaining third party valuations to assist in its determination of fair value for property and equipment, and intangible assets acquired.

Goodwill – A rollforward of goodwill is as follows:

Balance April 25, 2010	$313,136
Addition from Rainbow acquisition	32,167
Balance October 24, 2010	$345,303

The pro forma results of operations, as if the acquisition of Rainbow had occurred on the first day of each fiscal year, are as follows:

	Three Months Ended		Six Months Ended
	October 24,	October 25,	October 24,	October 25,
	2010	2009	2010	2009
Pro forma
Net Revenues	$246,651	$254,384	$502,388	$521,324
Income (loss) from continuing operations before income taxes	(3,350)	(2,789)	(7,757)	678
Net income (loss) from continuing operations	(1,813)	1,962	(4,396)	3,960
Basic earnings (loss) per share from continuing operations	(0.06)	0.06	(0.13)	0.12
Diluted earnings (loss) per share from continuing operations	(0.06)	0.06	(0.13)	0.12

4.  Long-Term Debt

Long-term debt consists of the following:

	October 24,	April 25,
	2010	2010
Senior Secured Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$85,000	$21,500
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	813,059	817,256

7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	4,590	4,858
	1,259,924	1,200,889
Less current maturities	8,766	8,754
Long-term debt	$1,251,158	$1,192,135

Credit Facility - The Credit Facility as amended (“Credit Facility”) consists of a $375,000 revolving line of credit and an $875,000 term loan facility.  The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant subsidiaries.

Our net line of credit availability at October 24, 2010 as limited by our maximum leverage covenant was approximately $106,000. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.75% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the six months ended October 24, 2010 was 6.77%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with the covenants as of October 24, 2010.

7% Senior Subordinated Notes - Our 7% Senior Subordinated Notes are due 2014 (“7% Senior Subordinated Notes”) and are guaranteed, on a joint and several basis, by all of our significant subsidiaries and certain other subsidiaries as described in Note 13. All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

5.  Common Stock

Earnings per Share of Common Stock - The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	October 24,	October 25,	October 24,	October 25,
	2010	2009	2010	2009
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(1,813)	$2,373	$(4,468)	$3,428
Income (loss) from discontinued operations	794	(811)	794	(961)

Net income (loss)	$(1,019)	$1,562	$(3,674)	$2,467

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	32,783,726	32,319,789	32,615,815	32,049,444
Effect of dilutive securities Employee stock options	—	191,673	—	201,658
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	32,783,726	32,511,462	32,615,815	32,251,102

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.06)	$0.07	$(0.14)	$0.11
Loss from discontinued operations	0.03	(0.02)	0.03	(0.03)
Net income (loss)	$(0.03)	$0.05	$(0.11)	$0.08

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.06)	$0.07	$(0.14)	$0.11
Loss from discontinued operations	0.03	(0.02)	0.03	(0.03)
Net income (loss)	$(0.03)	$0.05	$(0.11)	$0.08

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Due to the loss from continuing operations, stock options representing 56,350 and 78,908 shares, which are potentially dilutive, and 1,075,210 and 975,210 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three and six months ended October 24, 2010, respectively. Stock options representing 544,604 and 523,175 shares which were anti-dilutive were excluded from the calculation of common shares for diluted income per share for the three and six month periods ended October 25, 2009, respectively.

Stock Based Compensation — Under our amended and restated 2009 Long Term Incentive Plan we have issued stock options and restricted stock.

Restricted Stock —During the three months ended October 24, 2010, we issued 306,247 shares of restricted stock with a weighted average grant-date fair value of $8.72 to employees and 191,126 shares of restricted stock with a weighted average grant-date fair value of $7.54 to directors under the Long Term Incentive Plan. Restricted stock awarded to employees under annual long-term incentive grants vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Restricted stock previously awarded under our tender offer vests three years from the date of award. Our estimate of forfeitures for restricted stock for employees is 10%. No forfeiture rate is estimated for directors. As of October 24, 2010, our unrecognized compensation cost for unvested restricted stock is $6,254 with a remaining weighted average vesting period of 1.3 years.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. We currently estimate our aggregate forfeiture rates at 12%. As of October 24, 2010, our unrecognized compensation cost for unvested stock options was $975 with a weighted average vesting period of 2.6 years.

6.   Expense Recoveries and Other Charges, net

During the three months ended October 25, 2009, we recorded an expense recovery of $6,762 representing the discounted value of a receivable for reimbursement of development costs expended in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following a revised assessment of collectability.

7.   Interest Rate Derivatives

We have entered into various interest rate derivative agreements in order to manage market risk on variable rate term loans outstanding, as well as comply with requirements under the Credit Facility. We have interest rate swap agreements with an aggregate notional value of $200,000 with maturity dates through fiscal 2014. We have also entered into interest rate cap contracts with an aggregate notional value of $120,000 having maturity dates in fiscal 2012 and 2013 and paid premiums of $156 at inception.

As a result of the amendment to our Credit Facility in the fourth quarter of fiscal 2010, our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income (expense) in the consolidated statement of operations. Prior to their ineffectiveness, changes in the fair value of these interest rate swaps were adjusted through other comprehensive income (loss) as these derivative instruments qualified for hedge accounting. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness will be amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of October 24, 2010, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.45%.

The interest rate cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of October 24, 2010 as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements.

The loss recorded in other comprehensive income (loss) of our interest rate swap contracts is recorded net of deferred income tax benefits of $2,052 and $4,704, as of October 24, 2010 and April 25, 2010, respectively.  The loss recorded in other comprehensive income (loss) for our  interest rate cap contracts is recorded net of deferred income tax benefits of $46 and $30 as of October 24, 2010 and April 25, 2010, respectively.

The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	October 24, 2010	April 25, 2010
Interest rate cap contracts	Prepaid deposits and other	$28	$24
Interest rate swap contracts	Accrued interest	810	6,704
Interest rate swap contracts	Other long-term liabilities	7,278	6,247

We  recorded  income of $2,439 and $4,863 in derivative income (expense) related to the change in fair value of interest rate swap contracts during the three and six months ended October 24, 2010, respectively.

Additionally, during the three and six months ended October 24, 2010, we recorded expense of $3,182 and $7,093, respectively, in derivative income (expense) associated with the amortization of $1,992, net of taxes of $1,190 and $4,441, net of taxes of $2,652, of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of their ineffectiveness.

The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $25 and $4 for the three and six months ended October 24, 2010, respectively. The change in unrealized gain (loss) on our derivatives qualifiying for hedge accounting was $2,461 and $4,759 for the three and six months ended October 25, 2009, respectively.

The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $2,177, net of tax of $1,301, as of October 24, 2010.

8.  Fair Value

The fair value of our interest swap and cap contracts are recorded at fair value using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended October 24, 2010:

	October 24, 2010
Interest Rate Derivatives	Three Months Ended	Six Months Ended
Beginning Balance	$(10,524)	$(12,927)
Realized gains/(losses)	2,439	4,863
Unrealized gains/(losses)	25	4
Balance at October 24, 2010	$(8,060)	$(8,060)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	October 24, 2010		April 25, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$64,133	$64,133	$68,069	$68,069
Marketable securities	23,014	23,014	22,926	22,296
Restricted cash	12,806	12,806	2,774	2,774
Notes receivable	7,515	7,515	8,510	8,510

Financial liabilities:
Revolving line of credit	$85,000	$80,750	$21,500	$20,855
Variable rate term loans	813,059	792,733	817,256	800,911
7% Senior subordinated notes	357,275	334,088	357,275	326,013
Other long-term debt	4,590	4,590	4,858	4,858
Other long-term obligations	16,833	16,833	17,166	17,166

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

The fair value of our long-term debt or other long-term obligations is estimated based on the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to us for debt of similar remaining maturities. Debt obligations with a short remaining maturity have a carrying amount that approximates fair value.

9.  Accumulated Other Comprehensive Income (Loss)

A detail of Accumulated other comprehensive income (loss) is as follows:

	October 24, 2010	April 25, 2010
Interest rate cap contracts	$(76)	$(50)
Interest rate swap contracts	(3,436)	(7,877)
Foreign currency translation loss	(224)	(133)
	$(3,736)	$(8,060)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Three Months Ended		Six Months Ended
	October 24,	October 25	October 24,	October 25
Type of Derivative Instrument	2010	2009	2010	2009
Interest rate cap contracts	$(13)	$—	$(26)	$—
Interest rate swap contracts	1,992	1,540	4,441	2,977
	$1,979	$1,540	$4,415	$2,977

10.  Income Taxes

During fiscal 2010, the IRS completed its examination of our federal income tax returns which relate to our fiscal years 2007 and 2008.  The income tax examination changes were subject to review by the U.S. Congress Joint Committee on Taxation and on August 20, 2010 we received notification that the review had been completed with no exception to the examination.  As a result, during the three months ended October 24, 2010, we recognized a tax benefit in discontinued operations of $794 related to the resolution of previously unrecognized tax positions related to our former UK operations.

Related to our uncertain tax positions, we accrued interest expense of $84 and $241 respectively, for the three and six months ended October 24, 2010 as a component of our income tax benefit.  As of October 24, 2010, we have recognized a liability of $3,067 for interest and no amount for penalties.

During the quarter ended October 25, 2009, we settled Louisiana income tax examinations covering fiscal years ended April 2001 through April 2008.  As a result of the actual taxes and interest due for these years being less than our previously accrued amounts, we recognized a benefit of $4,247 in our income tax provision during the three and six months ended October 25, 2009.

Our effective income tax rates from continuing operations for the three and six months ended October 24, 2010 were 45.9% and 43.2%, respectively.  Our effective income tax rates from continuing operations for the three and six months ended October 25, 2009 were 164.7% and 301.1%, respectively.  Without the impact of the settlement of certain Louisiana income tax matters during the three months ended October 25, 2009, our effective income tax rates for three and six months ended October 25, 2009, would have been 35.8% and 23.9%, respectively.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit.

11.  Supplemental Cash Flow Disclosures

For the six months ended October 24, 2010 and October 25, 2009, we made net cash interest payments of $46,372 and $35,488, respectively. Additionally, we received income tax refunds of $71 and $4,480 during the six months ended October 24, 2010 and October 25, 2009, respectively.

In fiscal year 2006, we obtained a gaming license for our Waterloo, Iowa property and recorded an intangible asset of $18,547.  Annual payments for the license are recorded on a yearly basis and for the six months ended October 25, 2009, we made payments of $4,000 towards the gaming license.

For the six months ended October 24, 2010 and October 25, 2009, the change in accrued purchases of property and equipment in accounts payable increased by $2,231 and $91, respectively.

12.  Contingencies and Commitments

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

In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece’s appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has tentatively been scheduled for April 2011.

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through October 24, 2010, we have accrued an estimated liability including interest of $11,189. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

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

On December 1, 2010, our proposed casino in Cape Girardeau, Missouri was selected by the Missouri Gaming Commission for prioritization for the 13th and final gaming license in the State of Missouri. We had previously entered into a development agreement with the City of Cape Girardeau. The project is expected to include 1,000 slot machines, 28 table games, 3 restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center. We currently estimate the cost of the project at approximately $125,000 with an anticipated opening date by the end of calendar 2012.

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

Consolidating condensed balance sheets as of October 24, 2010 and April 25, 2010 are as follows (in thousands):

	As of October 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$45,511	$78,225	$33,295	$(5,693)	$151,338
Intercompany receivables	1,026,870	(229,779)	(46,323)	(750,768)	—
Investments in subsidiaries	399,562	(64,387)	—	(335,175)	—
Property and equipment, net	9,813	1,080,789	31,921	—	1,122,523
Other assets	59,565	444,338	19,781	(55,406)	468,278
Total assets	$1,541,321	$1,309,186	$38,674	$(1,147,042)	$1,742,139

Current liabilities	$38,500	$89,524	$37,756	$(5,693)	$160,087
Intercompany payables	—	750,768	—	(750,768)	—
Long-term debt, less current maturities	1,246,934	3,544	680	—	1,251,158
Other accrued liabilities	10,548	117,114	13,299	(55,406)	85,555
Stockholders’ equity	245,339	348,236	(13,061)	(335,175)	245,339
Total liabilities and stockholders’ equity	$1,541,321	$1,309,186	$38,674	$(1,147,042)	$1,742,139

	As of April 25, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$35,835	$71,976	$43,193	$(1,100)	$149,904
Intercompany receivables	990,557	(185,612)	(54,177)	(750,768)	—
Investments in subsidiaries	390,369	(63,110)	—	(327,259)	—
Property and equipment, net	7,579	1,059,147	32,216	—	1,098,942
Other assets	57,092	409,106	11,150	(51,354)	425,994
Total assets	$1,481,432	$1,291,507	$32,382	$(1,130,481)	$1,674,840

Current liabilities	$46,581	$80,884	$30,790	$(1,100)	$157,155
Intercompany payables	—	750,768	—	(750,768)	—
Long-term debt, less current maturities	1,187,631	3,760	744	—	1,192,135
Other accrued liabilities	7,001	116,815	12,869	(51,354)	85,331
Stockholders’ equity	240,219	339,280	(12,021)	(327,259)	240,219
Total liabilities and stockholders’ equity	$1,481,432	$1,291,507	$32,382	$(1,130,481)	$1,674,840

Consolidating condensed statements of operations for the three and six month periods ended October 24, 2010 and October 25, 2009 are as follows (in thousands):

	For the Three Months Ended October 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$254,640	$—	$—	$254,640
Pari-mutuel, rooms, food, beverage and other	985	43,630	2,413	(2,388)	44,640
Gross revenues	985	298,270	2,413	(2,388)	299,280
Less promotional allowances	—	(52,629)	—	—	(52,629)
Net revenues	985	245,641	2,413	(2,388)	246,651

Operating expenses:
Casino	—	39,979	—	—	39,979
Gaming taxes	—	60,214	—	—	60,214
Other operating expenses	11,476	93,003	1,852	(2,388)	103,943
Management fee expense (revenue)	(8,900)	8,900	—	—	—
Depreciation and amortization	451	21,584	144	—	22,179
Total operating expenses	3,027	223,680	1,996	(2,388)	226,315

Operating income (loss)	(2,042)	21,961	417	—	20,336
Interest expense, net	(7,556)	(15,335)	(52)	—	(22,943)
Other	(743)	—	—	—	(743)
Equity in income (loss) of subsidiaries	4,883	(639)	—	(4,244)	—

Income (loss) from continiuing operations before income taxes	(5,458)	5,987	365	(4,244)	(3,350)
Income tax (provision) benefit	3,645	(2,233)	125	—	1,537
Income (loss) from continuing operations	(1,813)	3,754	490	(4,244)	(1,813)

Income (loss) from discontinued operations, net of tax	794	—	—	—	794
Net income (loss)	$(1,019)	$3,754	$490	$(4,244)	$(1,019)

	For the Three Months Ended October 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$251,173	$—	$—	$251,173
Pari-mutuel, rooms, food, beverage and other	252	44,818	2,419	(2,400)	45,089
Gross revenues	252	295,991	2,419	(2,400)	296,262
Less promotional allowances	—	(50,207)	—	—	(50,207)
Net revenues	252	245,784	2,419	(2,400)	246,055

Operating expenses:
Casino	—	39,651	—	—	39,651
Gaming taxes	—	64,223	—	—	64,223
Other operating expenses	11,373	94,346	(3,397)	(2,400)	99,922
Management fee expense (revenue)	(6,312)	6,312	—	—	—
Depreciation and amortization	1,102	27,183	152	—	28,437
Total operating expenses	6,163	231,715	(3,245)	(2,400)	232,233

Operating income (loss)	(5,911)	14,069	5,664	—	13,822
Interest expense, net	(1,662)	(15,747)	(79)	—	(17,488)
Other		—	—	—	—
Equity in income (loss) of subsidiaries	7,611	(727)	—	(6,884)	—

Income (loss) from continiuing operations before income taxes	38	(2,405)	5,585	(6,884)	(3,666)
Income tax (provision) benefit	2,335	5,729	(2,025)	—	6,039
Income (loss) from continuing operations	2,373	3,324	3,560	(6,884)	2,373

Income (loss) from discontinued operations, net of tax	(811)	(591)	(1,362)	1,953	(811)
Net income (loss)	$1,562	$2,733	$2,198	$(4,931)	$1,562

	For the Six Months Ended October 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$513,802	$—	$—	$513,802
Pari-mutuel, rooms, food, beverage and other	1,308	88,255	4,957	(4,908)	89,612
Gross revenues	1,308	602,057	4,957	(4,908)	603,414
Less promotional allowances	—	(104,842)	—	—	(104,842)
Net revenues	1,308	497,215	4,957	(4,908)	498,572

Operating expenses:
Casino	—	79,588	—	—	79,588
Gaming taxes	—	124,620	—	—	124,620
Other operating expenses	22,501	185,175	5,862	(4,908)	208,630
Management fee expense (revenue)	(17,612)	17,612	—	—	—
Depreciation and amortization	1,031	43,785	296	—	45,112
Total operating expenses	5,920	450,780	6,158	(4,908)	457,950

Operating income (loss)	(4,612)	46,435	(1,201)	—	40,622
Interest expense, net	(15,501)	(30,668)	(95)	—	(46,264)
Other	(2,230)	—	—	—	(2,230)
Equity in income (loss) of subsidiaries	9,717	(1,284)	—	(8,433)	—

Income (loss) from continiuing operations before income taxes	(12,626)	14,483	(1,296)	(8,433)	(7,872)
Income tax (provision) benefit	8,158	(5,101)	347	—	3,404
Income (loss) from continuing operations	(4,468)	9,382	(949)	(8,433)	(4,468)

Income (loss) from discontinued operations, net of tax	794	—	—	—	794
Net income (loss)	$(3,674)	$9,382	$(949)	$(8,433)	$(3,674)

	For the Six Months Ended October 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$513,436	$—	$—	$513,436
Pari-mutuel, rooms, food, beverage and other	364	91,243	4,942	(4,904)	91,645
Gross revenues	364	604,679	4,942	(4,904)	605,081
Less promotional allowances	—	(101,112)	—	—	(101,112)
Net revenues	364	503,567	4,942	(4,904)	503,969

Operating expenses:
Casino	—	78,916	—	—	78,916
Gaming taxes	—	130,527	—	—	130,527
Other operating expenses	22,429	187,979	(2,004)	(4,904)	203,500
Management fee expense (revenue)	(12,996)	12,996	—	—	—
Depreciation and amortization	2,286	54,674	305	—	57,265
Total operating expenses	11,719	465,092	(1,699)	(4,904)	470,208

Operating income (loss)	(11,355)	38,475	6,641	—	33,761
Interest expense, net	(3,373)	(31,862)	(232)	—	(35,467)
Equity in income (loss) of subsidiaries	13,682	(1,860)	—	(11,822)	—

Income (loss) from continiuing operations before income taxes	(1,046)	4,753	6,409	(11,822)	(1,706)
Income tax (provision) benefit	4,474	2,887	(2,227)	—	5,134
Income (loss) from continuing operations	3,428	7,640	4,182	(11,822)	3,428

Income (loss) from discontinued operations, net of tax	(961)	(857)	(1,586)	2,443	(961)
Net income (loss)	$2,467	$6,783	$2,596	$(9,379)	$2,467

Consolidating condensed statements of cash flows for the six months ended October 24, 2010 and October 25, 2009 are as follows (in thousands):

	Six Months Ended October 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$(22,393)	$61,833	$9,292	$—	$48,732
Net cash provided by (used in) investing activities	(38,874)	(98,302)	(9,942)	35,465	(111,653)
Net cash provided by (used in) financing activities	59,306	43,109	(7,911)	(35,465)	59,039
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(54)	—	(54)
Net increase (decrease) in cash and cash equivalents	(1,961)	6,640	(8,615)	—	(3,936)
Cash and cash equivalents at beginning of the period	6,506	46,994	14,569	—	68,069
Cash and cash equivalents at end of the period	$4,545	$53,634	$5,954	$—	$64,133

	Six Months Ended October 25, 2009
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$(5,636)	$62,923	$3,436	$—	$60,723
Net cash provided by (used in) investing activities	63,403	(18,385)	125	(64,223)	(19,080)
Net cash provided by (used in) financing activities	(62,021)	(60,257)	(4,221)	64,223	(62,276)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	35	—	35
Net increase (decrease) in cash and cash equivalents	(4,254)	(15,719)	(625)	—	(20,598)
Cash and cash equivalents at beginning of the period	8,776	68,681	19,197	—	96,654
Cash and cash equivalents at end of the period	$4,522	$52,962	$18,572	$—	$76,056

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

Florida Gaming Law Changes — Effective July 1, 2010, the state portion of gaming taxes applicable to our Pompano property was reduced from 50% to 35% of gaming revenues. Additionally, this legislation removed poker betting limits and allowed us to expand our poker hours from 12 hours per day to 18 hours per day Monday through Thursday and 24 hours per day on Friday through Sunday. Our casino revenues and gaming taxes reflect the favorable impact of these changes in state gaming laws.

Expense Recoveries and Other Charges — During the three months ended October 25, 2009, we recorded an other expense recovery of $6.8 million representing the discounted value of a receivable for reimbursement of development costs expensed in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania.

Provision for Income Taxes — During the period ended October 24, 2010, we recognized a tax benefit of $0.8 million in discontinued operations representing the resolution of previously unrecognized tax positions following the completion of certain federal tax reviews. During the period ended October 25, 2009, we recognized a benefit of $4.7 million in our income tax provision, as we elected to settle certain state income tax matters with our actual settlement being less than our estimated accrued liability.

Increased Competition — The opening of a new hotel in October 2009 by a competitor in Black Hawk, Colorado has had a negative impact on our Black Hawk, Colorado property.

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

Revenues

Revenues for the three and six months ended October 24, 2010 and October 25, 2009 are as follows:

	Three Months Ended
	October 24,	October 25,		Percentage
(in thousands)	2010	2009	Variance	Variance
Revenues:
Casino	$254,640	$251,173	$3,467	1.4%
Rooms	10,643	11,803	(1,160)	-9.8%
Pari-mutuel, food, beverage and other	33,997	33,286	711	2.1%
Gross revenues	299,280	296,262	3,018	1.0%
Less promotional allowances	(52,629)	(50,207)	(2,422)	4.8%
Net revenues	$246,651	$246,055	596	0.2%

	Six Months Ended
	October 24,	October 25,		Percentage
(in thousands)	2010	2009	Variance	Variance
Revenues:
Casino	$513,802	$513,436	$366	0.1%
Rooms	21,524	24,064	(2,540)	-10.6%
Pari-mutuel, food, beverage and other	68,088	67,581	507	0.8%
Gross revenues	603,414	605,081	(1,667)	-0.3%
Less promotional allowances	(104,842)	(101,112)	(3,730)	3.7%
Net revenues	$498,572	$503,969	(5,397)	-1.1%

Casino Revenues - Casino revenues increased $3.5 million, or 1.4%, and $0.4 million, or 0.1%, for the three and six months ended October 24, 2010, respectively, as compared to the same period in fiscal 2010.

For the three months ended October 24, 2010, casino revenues increased $2.6 million at our Pompano property, and included $9.4 million from our newly acquired Vicksburg casino. These increases were offset by decreased casino revenues at our Black Hawk and Quad Cities properties of $5.5 million reflecting the impact of competition and net decreases at our other properties of $3.0 million primarily due to current economic conditions.

For the six months ended October 24, 2010, casino revenues increased $6.1 million at our Pompano property, and included $14.8 million from our newly acquired Vicksburg casino. These increases were offset by decreased casino revenues at our Black Hawk and Quad Cities properties of $12.0 million reflecting the impact of competition and net decreases at our other properties of $8.5 million primarily due to current economic conditions.

Rooms Revenue - Rooms revenue decreased $1.2 million, or 9.8%, and $2.5 million, or 10.6%, for the three and six months ended October 24, 2010, respectively, as compared to the same period in the prior fiscal year. The majority of this decrease has occurred at our Black Hawk property where we have experienced decline in both room rates and occupancy following the opening of a competitor’s new hotel during October 2009.

Pari-mutuel, Food, Beverage and Other Revenues — Pari-mutuel, food, beverage and other revenues increased $0.7 million, or 2.1%, and $0.5 million, or 0.8%, for the three and six months ended October 24, 2010, respectively, as compared to the same period in the prior fiscal year. Food, beverage and other revenues for the three and six months ended October 24, 2010 included $0.6 million and $1.0 million, respectively, from our recently acquired Vicksburg casino.

Promotional Allowances - Promotional allowances increased $2.4 million, or 4.8%, and $3.7 million, or 3.7%, for the three and six months ended October 24, 2010, respectively, as compared to the same period in the prior fiscal year. Promotional allowances for the three and six months ended October 24, 2010 included $2.8 million and $4.5 million, respectively, from our newly acquired Vicksburg casino. At our existing properties, changes in our promotional allowances reflect revisions to our marketing plans as a result of competitive factors, economic conditions and regulations.

Operating Expenses

Operating expenses for the three months ended October 24, 2010 and October 25, 2009 are as follows:

	Three Months Ended
	October 24,	October 25,		Percentage
(in thousands)	2010	2009	Variance	Variance
Operating expenses:
Casino	$39,979	$39,651	$328	0.8%
Gaming taxes	60,214	64,223	(4,009)	-6.2%
Rooms	2,725	2,824	(99)	-3.5%
Pari-mutuel, food, beverage and other	11,123	11,243	(120)	-1.1%
Marine and facilities	15,347	16,110	(763)	-4.7%
Marketing and administrative	63,808	64,167	(359)	-0.6%
Corporate and development	10,940	12,340	(1,400)	-11.3%
Expense recoveries and other charges	—	(6,762)	6,762	-100.0%
Depreciation and amortization	22,179	28,437	(6,258)	-22.0%
Total operating expenses	$226,315	$232,233	(5,918)	-2.5%

	Six Months Ended
	October 24,	October 25,		Percentage
(in thousands)	2010	2009	Variance	Variance
Operating expenses:
Casino	$79,588	$78,916	$672	0.9%
Gaming taxes	124,620	130,527	(5,907)	-4.5%
Rooms	5,494	5,881	(387)	-6.6%
Pari-mutuel, food, beverage and other	22,291	22,085	206	0.9%
Marine and facilities	29,956	31,756	(1,800)	-5.7%
Marketing and administrative	127,428	128,255	(827)	-0.6%
Corporate and development	23,461	22,285	1,176	5.3%
Expense recoveries and other charges	—	(6,762)	6,762	-100.0%
Depreciation and amortization	45,112	57,265	(12,153)	-21.2%
Total operating expenses	$457,950	$470,208	(12,258)	-2.6%

Casino - Casino operating expenses increased $0.3 million, or 0.8%, and $0.7 million, or 0.9%, for the three and six months ended October 24, 2010, respectively, as compared to the same period in the prior fiscal year. Excluding casino costs of $1.2 million and $2.0 million for the three and six months ended October 24, 2010, incurred by our recently acquired Vicksburg casino, our casino costs would have decreased $0.9 million and $1.3 million, respectively. This net decrease reflects costs reductions in casino expense at most of our properties offset by a slight increase in casino expenses at our Pompano property following the expansion of gaming hours effective July 1, 2010.

Gaming Taxes - State and local gaming taxes decreased $4.0 million, or 6.2%, and $5.9 million, or 4.5%, for the three and six months ended October 24, 2010, respectively, as compared to the same period in the prior fiscal year. Reductions in gaming taxes for the three months ended July 25, 2010 reflect the decrease in state gaming taxes at our Pompano facility from 50% to 35% effective July 1, 2010, decreases in our overall gaming revenues and changes in the mix of our gaming revenues derived from states with different gaming tax rates. Gaming taxes for the three and six months ended October 24, 2010 included $0.8 million and $1.3 million, respectively, from our newly acquired Vicksburg casino.

Rooms - Rooms expense decreased $0.1 million, or 3.5%, and $0.4 million, or 6.5%, for the three and six months ended October 24, 2010, respectively, as compared to the same period in the prior fiscal year. These expenses directly relate to the cost of providing hotel rooms. This decrease in rooms expense is reflective of an 9.8% and 10.6% reduction in our hotel revenues for the three and six months ended October 24, 2010, respectively, as compared to the same period in the prior fiscal year.

Pari-mutuel, Food, Beverage and Other — Pari-mutuel, food, beverage and other expenses decreased $0.1 million and increased $0.2 million for the three and six months ended October 24, 2010, respectively, as compared to the same period in the prior fiscal year. Excluding food beverage and other costs of $0.4 million and $0.6 million for the three and six months ended October 24, 2010, incurred by our recently acquired Vicksburg casino, our food, beverage and other expenses would have increased $0.1 million and $0.2 million, respectively.

Marine and Facilities -  Marine and facilities expenses decreased $0.8 million, or 4.7%,  and $1.8 million, or 5.7% for the three and six months ended October 24, 2010, respectively, as compared to the same period in the prior fiscal year. This decrease includes reductions in facility costs across most properties as we continue to focus on cost reductions efforts. Marine and facility expense for the three and six months ended October 24, 2010 included $0.4 million and $0.6 million, respectively, from our newly acquired Vicksburg casino.

Marketing and Administrative -  Marketing and administrative expenses decreased $0.4 million, or 0.6%, and $0.8 million, or 0.6%, for the three and six months ended October 24, 2010 as compared to the same period in the prior fiscal year. Excluding marketing and administrative costs of $2.2 million and $3.3 million for the three and six months ended October 24, 2010, incurred by our recently acquired Vicksburg casino, our marketing and administrative costs would have decreased $2.6 million and $4.1 million, respectively. These decreases reflect reductions in our operating cost to align such expenditures with changes in our net revenues.

Corporate and Development - During the three months ended October 24, 2010, our corporate and development expenses were $10.9 million compared to $12.3 million for the three months ended October 25, 2009. During the six months ended October 24, 2010, our corporate and development expenses were $23.5 million compared to $22.3 million for the six months ended October 25, 2009.  The increase in corporate and development expenses for the six months ended October 24, 2010, reflects approximately $1.1 million in expenses related to our attempted equity offering in June 2010, an additional $1.1 million in acquisition related costs regarding the Rainbow acquisition, and $1.7 million in development expenses, primarily offset by reductions in compensation expense.

Depreciation and Amortization - Depreciation and amortization expense for the three and six months ended October 24, 2010 decreased $6.3 million and $12.2 million, respectively, as compared to the same periods in the prior fiscal year, primarily due to certain assets becoming fully depreciated. Depreciation and amortization for the three and six months ended October 24, 2010 included $1.3 million and $1.9 million, respectively, from our newly acquired Vicksburg casino.

Other Income (Expense), Income Taxes, and Discontinued Operations

Interest expense, interest income, income tax (provision) benefit, and income (loss) from discontinued operations, net of income taxes for the three and six months ended October 24, 2010 and October 25, 2009 are as follows:

	Three Months Ended
	October 24,	October 25,		Percentage
(in thousands)	2010	2009	Variance	Variance

Interest expense	$(23,410)	$(17,883)	$(5,527)	30.9%
Interest income	467	395	72	18.2%
Derivative income (expense)	(743)	—	(743)	N/M
Income tax benefit (provision)	1,537	6,039	(4,502)	-74.5%
Income (loss) from discontinued operations, net of income taxes	794	(811)	1,605	-197.9%

	Six Months Ended
	October 24,	October 25,		Percentage
(in thousands)	2010	2009	Variance	Variance

Interest expense	$(47,205)	$(36,230)	$(10,975)	30.3%
Interest income	941	763	178	23.3%
Derivative income (expense)	(2,230)	—	(2,230)	N/M
Income tax benefit (provision)	3,404	5,134	(1,730)	-33.7%
Income (loss) from discontinued operations, net of income taxes	794	(961)	1,755	-182.6%

Interest Expense - Interest expense increased $5.5 million and $11.0 million, respectively, for the three and six months ended October 24, 2010, as compared to the same period in the prior fiscal year. This increase reflects the amendment of our senior credit facility during the fourth quarter of fiscal year 2010 which increased our interest rate on borrowings under the facility and additional interest on borrowings to fund our acquisition of the Vicksburg casino effective June 8, 2010.

Derivative income (expense) — This includes expenses related to the change in fair value of our ineffective interest rate swaps.  Our interest rate swaps became ineffective following the amendment of our senior secured credit facility during the fourth quarter of fiscal year 2010.

Income Tax Benefit (Provision) — Our income tax benefit (provision) from continuing operations and our effective income tax rate has been impacted by our estimate of annual taxable income for financial statement purposes as well as our percentage of permanent and other items in relation to such estimated income or loss. During the prior fiscal year, our effective income tax rate was also impacted by our settlement of certain tax liabilities for $4.7 million less than our estimated accrual.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 24, 2010, we generated $48.7 million in cash flows from operating activities compared to generating $60.7 million during the six months ended October 25, 2009. The year over year decrease in cash flows from operating activities primarily results from decreases in operating income, exclusive of non-cash items, such as depreciation and expense recoveries.

Cash Flows used in Investing Activities - During the six months ended October 24, 2010, we used $111.7 million for investing activities compared to using $19.1 million during the six months ended October 25, 2009. Significant investing activities for the six months ended October 24, 2010 included the purchase of the Rainbow casino in Vicksburg, Mississippi for $76.2 million, purchases of property and equipment of $25.7 million and increases in restricted cash at our captive insurance company by $9.5 million to fund insurance reserves in lieu of providing letters of credit.

For the six months ended October 25, 2009, significant investing activities included the purchase of property and equipment for $15.3 million and payment of $4.0 million towards our Waterloo gaming license.

Cash Flows used in Financing Activities - During the six months ended October 24, 2010 we had net borrowings under our line of credit of $63.5 million which included the borrowing of $80 million to fund our acquisition of the Rainbow casino in Vicksburg, Mississippi. We also used $4.5 million to repay other outstanding long-term debt.

During the six months ended October 25, 2009, our net cash flows used in financing activities were used primarily to repay our outstanding long term debt of $62.5 million.

Availability of Cash and Additional Capital - At October 24, 2010, we had cash and cash equivalents of $64.1 million and marketable securities of $23.0 million. As of October 24, 2010, we had $85 million in revolving credit borrowings and $813.1 million in term loans outstanding under the senior secured credit facility. Our line of credit availability at October 24, 2010 was approximately $106 million as limited by our leverage ratio.

Capital Expenditures and Development Activities - On December 1, 2010, our proposed casino in Cape Girardeau, Missouri was selected by the Missouri Gaming Commission for prioritization for the 13th and final gaming license in the State of Missouri. We had previously entered into a development agreement with the City of Cape Girardeau. The project is expected to include 1,000 slot machines, 28 table games, 3 restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center. We currently estimate the cost of the project at approximately $125,000 with an anticipated opening date by the end of calendar 2012.

Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. Our current planned capital expenditures include $22 million in maintenance capital expenditures and approximately $10 million in expenditures related to Cape Girardeau for the balance of fiscal year 2011.

Typically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing. While we believe that cash on hand, cash flow from operations, and available borrowings under our senior secured credit facility will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that the level of our capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

We have entered into an agreement to provide management services for a potential casino to be located at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, (“the Resort”). The development of this casino is subject to numerous regulatory approvals including obtaining a state gaming license, which is a competitive award process among four applicants. If the Resort is successful in obtaining a gaming license, we have agreed to complete the build-out of the casino space. We currently estimate the project cost at approximately $50 million.

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

Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other, requires goodwill and other intangibles to be reviewed for impairment at least annually or on an interim basis if indicators of impairment exist. Goodwill for relevant reporting units is tested for impairment using a cash flow analysis based on forecasted future results discounted using our weighted average cost of capital and by using a market approach based upon valuation multiples for similar companies.

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2010 Annual Report on Form 10-K/A.  There were no newly identified significant accounting estimates in the second quarter of fiscal year 2011, nor were there any material changes to the critical accounting policies and estimates set forth in our 2010 Annual Report.

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

We have entered into interest rate swap and cap arrangements with aggregate notional value of $320 million as of October 24, 2010. The swap agreements effectively convert portions of the Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2011, 2012 and 2014.  Our interest expense is impacted by the relationship between our Credit Facility variable rate debt and our interest rate derivatives, and as such, based on current debt levels, relative changes in future interest rates would impact future annual interest expense as follows:

Increase to	Increase/(decrease)
variable rate	(in millions)
1%	$(2.0)
2%	(1.4)
3%	5.2
4%	11.0
5%	16.8

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of October 24, 2010.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 24, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the six months ended October 24, 2010.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                         SUBMISSION OF MATTERS SUBJECT TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on October 5, 2010. The stockholders (1) elected nine members to the Company’s Board of Directors to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. In addition, the stockholders (2) ratified the Audit Committee’s selection of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the 2011 fiscal year, approved the amendments to the Company’s Certificate of Incorporation (3) to increase authorized common stock, (4) to provide more detail with respect to the powers of the Board of Directors in connection with issuing preferred stock, (5) to fix a range for the number of Directors, (6) with respect to filling vacancies on the Board of Directors, (7) with respect to indemnification of directors, officers, employees and agents, (8) with respect to calling of special meetings of stockholders, (9) with respect to the redemption of shares of a disqualified holder and (10) approved the adoption of the Amended and Restated Certificate of Incorporation.

1.              The stockholders elected nine members to the Company’s Board of Directors, with voting as follows:

	Votes
Election of Directors	For	Withheld
W. Randolph Baker	23,962,449	1,396,082
Alan J. Glazer	24,002,074	1,356,457
Richard A. Goldstein	23,299,078	2,059,453
Jeffrey D. Goldstein	23,299,070	2,059,461
Robert S. Goldstein	23,300,395	2,058,136
Shaun R. Hayes	23,982,475	1,376,056
Gregory J. Kozicz	23,983,641	1,374,890
James B. Perry	23,113,918	2,240,613
Lee S. Wielansky	23,189,115	2,169,416

There were 5,186,800 broker non-votes.

2.              The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2011 fiscal year, with voting as follows: 30,455,073 for, 84,642 against, 5,616 abstaining, 0 broker non-votes.

3.              The stockholders approved the amendment to the Company’s Certificate of Incorporation to increase authorized common stock, with voting as follows: 28,565,316 for, 1,940,330 against, 39,685 abstaining, 0 broker non-votes.

4.              The stockholders approved the amendment to the Company’s Certificate of Incorporation to provide more detail with respect to the powers of the Board of Directors in connection with issuing preferred stock, with voting as follows: 18,394,671 for, 6,933,329 against, 30,531 abstaining, 5,186,800 broker non-votes.

5.              The stockholders approved the amendment to the Company’s Certificate of Incorporation to fix a range for the number of Directors, with voting as follows: 28,955,460 for, 1,515,569 against, 74,302 abstaining, 0 broker non-votes.

6.              The stockholders approved the amendment to the Company’s Certificate of Incorporation with respect to filling vacancies on the Board of Directors, with voting as follows: 28,874,304 for, 1,581,252 against, 89,775 abstaining, 0 broker non-votes.

7.              The stockholders approved the amendment to the Company’s Certificate of Incorporation with respect to indemnification of directors, officers, employees and agents, with voting as follows: 28,915,611 for, 1,549,813 against, 79,907 abstaining, 0 broker non-votes.

8.              The stockholders approved the amendment to the Company’s Certificate of Incorporation with respect to calling of special meetings of stockholders, with voting as follows: 28,920,856 for, 1,550,482 against, 73,993 abstaining, 0 broker non-votes.

9.              The stockholders approved the amendment to the Company’s Certificate of Incorporation with respect to the redemption of shares of a disqualified holder, with voting as follows: 19,231,727 for, 6,097,683 against, 29,121 abstaining, 5,186,800 broker non-votes.

10.       The stockholders approved the adoption of the Amended and Restated Certificate of Incorporation, with voting as follows: 23,300,609 for, 7,174,080 against, 70,642 abstaining, 0 broker non-votes.

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 3, 2010	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Isle of Capri Casinos, Inc.

10.1	Isle of Capri Casinos, Inc. Corporate Level Incentive Compensation Plan

10.2	Development Agreement by and between IOC-Cape Girardeau, LLC and the City of Cape Girardeau, Missouri dated as of October 4, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350