Form 10-Q
period 2011-01-23
ISLE OF CAPRI CASINOS INC
filed 2011-02-28
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2011

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

As of  February 25, 2011, the Company had a total of 38,219,211 shares of Common Stock outstanding (which excludes 3,843,358 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 23,	April 25,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,966	$68,069
Marketable securities	21,767	22,926
Accounts receivable, net	7,877	8,879
Income taxes receivable	4,490	8,109
Deferred income taxes	16,826	16,826
Prepaid expenses and other assets	27,305	25,095
Total current assets	148,231	149,904
Property and equipment, net	1,121,156	1,098,942
Other assets:
Goodwill	345,303	313,136
Other intangible assets, net	83,419	79,675
Deferred financing costs, net	7,891	10,354
Restricted cash	12,763	2,774
Prepaid deposits and other	16,468	20,055
Total assets	$1,735,231	$1,674,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,769	$8,754
Accounts payable	27,746	24,072
Accrued liabilities:
Interest	15,086	14,779
Payroll and related	41,089	45,863
Property and other taxes	18,825	20,253
Other	51,650	43,434
Total current liabilities	163,165	157,155
Long-term debt, less current maturities	1,243,513	1,192,135
Deferred income taxes	28,841	29,193
Other accrued liabilities	37,515	38,972
Other long-term liabilities	17,078	17,166
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 36,762,569 shares at January 23, 2011 and 36,771,730 shares at April 25, 2010	368	367
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	201,675	201,464
Retained earnings	92,224	98,555
Accumulated other comprehensive (loss) income	(2,857)	(8,060)
	291,410	292,326
Treasury stock, 3,843,358 shares at January 23, 2011 and 4,326,242 shares at April 25, 2010	(46,291)	(52,107)
Total stockholders’ equity	245,119	240,219
Total liabilities and stockholders’ equity	$1,735,231	$1,674,840

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 23,	January 24,	January 23,	January 24,
	2011	2010	2011	2010
Revenues:
Casino	$240,205	$229,521	$754,007	$742,957
Rooms	8,400	8,424	29,924	32,488
Pari-mutuel, food, beverage and other	31,082	31,240	99,170	98,821
Gross revenues	279,687	269,185	883,101	874,266
Less promotional allowances	(47,680)	(42,113)	(152,522)	(143,225)
Net revenues	232,007	227,072	730,579	731,041
Operating expenses:
Casino	38,529	36,435	118,117	115,351
Gaming taxes	58,331	60,529	182,951	191,056
Rooms	2,002	2,237	7,496	8,118
Pari-mutuel, food, beverage and other	10,557	10,553	32,848	32,638
Marine and facilities	14,602	14,392	44,558	46,148
Marketing and administrative	61,152	62,326	188,580	190,581
Corporate and development	8,719	11,127	32,180	33,412
Expense recoveries and other charges, net	—	—	—	(6,762)
Depreciation and amortization	21,822	26,797	66,934	84,062
Total operating expenses	215,714	224,396	673,664	694,604
Operating income	16,293	2,676	56,915	36,437
Interest expense	(21,506)	(17,452)	(68,711)	(53,682)
Interest income	431	455	1,372	1,218
Derivative income (expense)	974	—	(1,256)	—

Income (loss) from continuing operations before income taxes	(3,808)	(14,321)	(11,680)	(16,027)
Income tax benefit	1,151	2,922	4,555	8,056
Income (loss) from continuing operations	(2,657)	(11,399)	(7,125)	(7,971)
Income (loss) from discontinued operations, net of income taxes	—	774	794	(187)
Net income (loss)	$(2,657)	$(10,625)	$(6,331)	$(8,158)

Income (loss) per common share-basic and dilutive:
Income (loss) from continuing operations	$(0.08)	$(0.35)	$(0.22)	$(0.25)
Income (loss) from discontinued operations, net of income taxes	—	0.02	0.03	—
Net income (loss)	$(0.08)	$(0.33)	$(0.19)	$(0.25)

Weighted average basic shares	32,929,965	32,438,809	32,720,532	32,179,233
Weighted average diluted shares	32,929,965	32,438,809	32,720,532	32,179,233

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 25, 2010	36,771,730	$367	$201,464	$98,555	$(8,060)	$(52,107)	$240,219
Net loss	—	—	—	(6,331)	—	—	(6,331)
Deferred hedge adjustment, net of income tax provision of $3,164	—	—	—	—	5,299	—	5,299
Unrealized loss on interest rate cap contracts net of income tax benefit of $3	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	(91)	—	(91)
Comprehensive income (loss)							(1,128)
Issuance of restricted stock from treasury stock	—	—	(5,816)	—	—	5,816	—
Forfeiture of restricted stock	(21,302)
Exercise of stock options	500	—	3	—	—	—	3
Issuance of deferred bonus shares	11,641	1	—	—	—	—	1
Stock compensation expense	—	—	6,024	—	—	—	6,024
Balance, January 23, 2011	36,762,569	$368	$201,675	$92,224	$(2,857)	$(46,291)	$245,119

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 23	January 24
	2011	2010
Operating activities:
Net loss	$(6,331)	$(8,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,934	84,062
Amortization of deferred financing costs	2,463	1,735
Expense recoveries and other charges, net	—	(6,762)
Deferred income taxes	(3,513)	(4,409)
Stock compensation expense	6,024	6,055
Deferred compensation expense	—	72
Loss on derivative instruments	1,256	—
(Gain) loss on disposal of assets	(267)	696
Changes in operating assets and liabilities, net of acquisition:
Sales (purchases) of trading securities	1,159	(2,502)
Accounts receivable	1,024	6,608
Income tax receivable	3,620	2,603
Prepaid expenses and other assets	2,000	(3,123)
Accounts payable and accrued liabilities	8,415	(7,103)
Net cash provided by operating activities	82,784	69,774

Investing activities:
Purchase of property and equipment	(46,124)	(21,577)
Net cash paid for acquisition, net of cash acquired	(76,167)	—
Payments towards gaming license	—	(4,000)
Proceeds from sale of assets held for sale	—	653
Increase in restricted cash	(9,942)	(12)
Net cash used in investing activities	(132,233)	(24,936)

Financing activities:
Principal payments on debt	(6,606)	(6,591)
Net borrowings (repayments) on line of credit	58,000	(62,558)
Proceeds from exercise of stock options	3	204
Net cash provided by (used in) financing activities	51,397	(68,945)

Effect of foreign currency exchange rates on cash	(51)	(11)

Net increase (decrease) in cash and cash equivalents	1,897	(24,118)
Cash and cash equivalents, beginning of period	68,069	96,654
Cash and cash equivalents, end of the period	$69,966	$72,536

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

Discontinued operations include our former Blue Chip casinos in Dudley and Wolverhampton, England, sold in fiscal 2010, our former casino in Freeport, Grand Bahamas, exited in November 2009 and our former casino in Coventry, England sold in fiscal year 2009. The results of our discontinued operations for the three and nine months ended January 23, 2011 and January 24, 2010, are summarized as follows:

	Three Months Ended		Nine Months Ended
	January 23, 2011	January 24, 2010	January 23, 2011	January 24, 2010
Net revenues	$—	$1,105	$—	$7,403
Pretax loss from discontinued operations	—	(716)	—	(2,299)
Income tax benefit from discontinued operations	—	1,490	794	2,112
Income (loss) from discontinued operations	—	774	794	(187)

During the nine months ended January 23, 2011, we recorded a tax benefit in discontinued operations related to the resolution of  previously unrecognized tax positions related to our former UK operations (See Note 11).

We evaluated all subsequent events through the date of the issuance of the consolidated financial statements and have disclosed such subsequent events in the notes to the condensed consolidated financial statements. No material subsequent events have occurred that required recognition in the condensed consolidated financial statements, except as disclosed in Note 13.

3.   Acquisition

We completed the acquisition of Rainbow Casino-Vicksburg Partnership, L.P. (“Rainbow”) located in Vicksburg, Mississippi on June 8, 2010 acquiring 100% of the partnership interests and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010. The purchase price was $76,167, net of cash acquired and purchase price adjustments. The preliminary allocation of the purchase price for these partnership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. The transaction was accounted for using the acquisition method in accordance with the accounting guidance under Accounting Standards Codification Topic 805, Business Combinations.  As a result, the net assets of Rainbow were recorded at their estimated fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The acquisition was funded by borrowings from Isle’s senior secured credit facility. The purchase price allocation remains preliminary as management is in process of obtaining third party valuations to assist in its determination of fair value for property and equipment, and intangible assets acquired.

Goodwill — A rollforward of goodwill is as follows:

Balance April 25, 2010	$313,136
Addition from Rainbow acquisition	32,167
Balance January 23, 2011	$345,303

The pro forma results of operations, as if the acquisition of Rainbow had occurred on the first day of each fiscal year, are as follows:

	Three Months Ended		Nine Months Ended
	January 23,	January 24,	January 23,	January 24,
	2011	2010	2011	2010
Pro forma
Net Revenues	$232,007	$235,472	$734,395	$756,797
Income (loss) from continuing operations before income taxes	(3,808)	(13,514)	(11,564)	(12,836)
Net income (loss) from continuing operations	(2,657)	(10,893)	(7,053)	(5,973)
Basic earnings (loss) per share from continuing operations	(0.08)	(0.34)	(0.22)	(0.19)
Diluted earnings (loss) per share from continuing operations	(0.08)	(0.34)	(0.22)	(0.19)

4.  Long-Term Debt

Long-term debt consists of the following:

	January 23,	April 25,
	2011	2010
Senior Secured Credit Facility:
Revolving line of credit, expires July 26, 2012, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$79,500	$21,500
Variable rate term loans, mature November 25, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	810,960	817,256

7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	4,547	4,858
	1,252,282	1,200,889
Less current maturities	8,769	8,754
Long-term debt	$1,243,513	$1,192,135

Credit Facility - The Credit Facility as amended (“Credit Facility”) consists of a $375,000 revolving line of credit and an $875,000 term loan facility.  The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant subsidiaries.

Our net line of credit availability at January 23, 2011, as limited by our maximum leverage covenant was approximately $140,000. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.75% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the nine months ended January 23, 2011 was 6.47%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with the covenants as of January 23, 2011.

7% Senior Subordinated Notes - Our 7% Senior Subordinated Notes are due 2014 (“7% Senior Subordinated Notes”) and are guaranteed, on a joint and several basis, by all of our significant subsidiaries and certain other subsidiaries as described in Note 15. All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	January 23,	January 24,	January 23,	January 24,
	2011	2010	2011	2010
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(2,657)	$(11,399)	$(7,125)	$(7,971)
Income (loss) from discontinued operations	—	774	794	(187)

Net income (loss)	$(2,657)	$(10,625)	$(6,331)	$(8,158)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	32,929,965	32,438,809	32,720,532	32,179,233
Effect of dilutive securities Employee stock options	—	—	—	—
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	32,929,965	32,438,809	32,720,532	32,179,233

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.08)	$(0.35)	$(0.22)	$(0.25)
Loss from discontinued operations	—	0.02	0.03	—
Net income (loss)	$(0.08)	$(0.33)	$(0.19)	$(0.25)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.08)	$(0.35)	$(0.22)	$(0.25)
Loss from discontinued operations	—	0.02	0.03	—
Net income (loss)	$(0.08)	$(0.33)	$(0.19)	$(0.25)

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Due to the loss from continuing operations, stock options representing 144,909 and 95,615 shares, which are potentially dilutive, and 475,210 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three and nine months ended January 23, 2011, respectively. Due to the loss from continuing operations, stock options representing 57,756 and 144,386, which are potentially dilutive, and 1,189,028 and 589,028 shares which were anti-dilutive were excluded from the calculation of common shares for diluted income (loss) per share for the three and nine month periods ended January 24, 2010, respectively.

6.   Stock Based Compensation

Under our amended and restated 2009 Long Term Incentive Plan we have issued stock options and restricted stock.

Restricted Stock —During the nine months ended January 23, 2011, we issued 306,247 shares of restricted stock with a weighted average grant-date fair value of $8.72 to employees and 191,126 shares of restricted stock with a weighted average grant-date fair value of $7.54 to directors under the Long Term Incentive Plan. Restricted stock awarded to employees under annual long-term incentive grants vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Restricted stock previously awarded under our tender offer vests three years from the date of award. Our estimate of forfeitures for restricted stock for employees is 10%. No forfeiture rate is estimated for directors. As of January 23, 2011, our unrecognized compensation cost for unvested restricted stock is $4,802 with a remaining weighted average vesting period of 1.0 years.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. We currently estimate our aggregate forfeiture rates at 12%. As of January 23, 2011, our unrecognized compensation cost for unvested stock options was $809 with a weighted average vesting period of 2.4 years.

7.   Expense Recoveries and Other Charges, net

During the nine months ended January 24, 2010, we recorded an expense recovery of $6,762 representing the discounted value of a receivable for reimbursement of development costs expended in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following a revised assessment of collectability.

8.   Interest Rate Derivatives

We have entered into various interest rate derivative agreements in order to manage market risk on variable rate term loans outstanding, as well as comply with requirements under the Credit Facility. We have interest rate swap agreements with an aggregate notional value of $100,000 with maturity dates in fiscal 2012 and 2014. We have also entered into interest rate cap contracts with an aggregate notional value of $220,000 having maturity dates in fiscal 2012 and 2013 and paid premiums of $203 at inception.

As a result of the amendment to our Credit Facility in the fourth quarter of fiscal 2010, our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income (expense) in the consolidated statement of operations. Prior to their ineffectiveness, changes in the fair value of these interest rate swaps were adjusted through other comprehensive income (loss) as these derivative instruments qualified for hedge accounting. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of January 23, 2011, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.25%.

The interest rate cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of January 23, 2011 as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements.

The loss recorded in other comprehensive income (loss) of our interest rate swap contracts is recorded net of deferred income tax benefits of $1,540 and $4,704, as of January 23, 2011 and April 25, 2010, respectively.  The loss recorded in other comprehensive income (loss) for our  interest rate cap contracts is recorded net of deferred income tax benefits of $33 and $30 as of January 23, 2011 and April 25, 2010, respectively.

The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	January 23, 2011	April 25, 2010
Interest rate cap contracts	Prepaid deposits and other	$92	$24
Interest rate swap contracts	Accrued interest	1,917	6,704
Interest rate swap contracts	Other long-term liabilities	3,827	6,247

We  recorded  income of $2,344 and $7,207 in derivative income (expense) related to the change in fair value of interest rate swap contracts during the three and nine months ended January 23, 2011, respectively.

Additionally, during the three and nine months ended January 23, 2011, we recorded expense of $1,370 and $8,463, respectively, in derivative income (expense) associated with the amortization of $858, net of taxes of $512 and $5,299, net of taxes of $3,164, of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of their ineffectiveness.

The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $63 and $67 for the three and nine months ended January 23, 2011, respectively. The change in unrealized gain (loss) on our derivatives qualifiying for hedge accounting was $2,545 and $7,304 for the three and nine months ended January 24, 2010, respectively.

The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $1,676, net of tax of $1,001, as of January 23, 2011.

9.  Fair Value

The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended January 23, 2011:

	January 23, 2011
Interest Rate Derivatives	Three Months Ended	Nine Months Ended
Beginning Balance	$(8,060)	$(12,927)
Realized gains/(losses)	2,345	7,208
Unrealized gains/(losses)	63	67
Balance at January 23, 2011	$(5,652)	$(5,652)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	January 23, 2011		April 25, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$69,966	$69,966	$68,069	$68,069
Marketable securities	21,767	21,767	22,926	22,296
Restricted cash	12,763	12,763	2,774	2,774
Notes receivable	7,172	7,172	8,510	8,510

Financial liabilities:
Revolving line of credit	$79,500	$73,935	$21,500	$20,855
Variable rate term loans	810,960	768,386	817,256	800,911
7% Senior subordinated notes	357,275	357,275	357,275	326,013
Other long-term debt	4,547	4,547	4,858	4,858
Other long-term obligations	17,078	17,078	17,166	17,166

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

10.  Accumulated Other Comprehensive Income (Loss)

A detail of Accumulated other comprehensive income (loss) is as follows:

	January 23, 2011	April 25, 2010
Interest rate cap contracts	$(55)	$(50)
Interest rate swap contracts	(2,578)	(7,877)
Foreign currency translation loss	(224)	(133)
	$(2,857)	$(8,060)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Three Months Ended		Nine Months Ended
	January 23,	January 24,	January 23,	January 24,
Type of Derivative Instrument	2011	2010	2011	2010
Interest rate cap contracts	$21	$(35)	$(5)	$(35)
Interest rate swap contracts	858	1,627	5,299	4,604
	$879	$1,592	$5,294	$4,569

11.  Income Taxes

During fiscal 2010, the IRS completed its examination of our federal income tax returns which relate to our fiscal years 2007 and 2008.  The income tax examination changes were subject to review by the U.S. Congress Joint Committee on Taxation and on August 20, 2010 we received notification that the review had been completed with no exception to the examination.  As a result, during the nine months ended January 23, 2011, we recognized a tax benefit in discontinued operations of $794 related to the resolution of previously unrecognized tax positions related to our former UK operations.

Related to our uncertain tax positions, we accrued interest expense of $132 and $373 respectively, for the three and nine months ended January 23, 2011 as a component of our income tax benefit.  As of January 23, 2011, we have recognized a liability of $3,199 for interest and no amount for penalties.

During the nine months ended January 24, 2010, we settled Louisiana income tax examinations covering fiscal years ended April 2001 through April 2008.  As a result of the actual taxes and interest due for these years being less than our previously accrued amounts, we recognized a benefit of $4,727 in our income tax provision during the nine months ended January 24, 2010.

Our effective income tax rates from continuing operations for the three and nine months ended January 23, 2011 were 30.2% and 39.0%, respectively.  Our effective income tax rates from continuing operations for the three and nine months ended January 24, 2010 were 20.4% and 50.3%, respectively.  Without the impact of the settlement of certain Louisiana income tax matters during the nine months ended January 24, 2010, our effective income tax rate for the nine months ended January 24, 2010, would have been 28.2%.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit.

12.  Supplemental Cash Flow Disclosures

For the nine months ended January 23, 2011 and January 24, 2010, we made net cash interest payments of $61,210 and $46,514, respectively. Additionally, we received income tax refunds of $5,733 and $1,515 during the nine months ended January 23, 2011 and January 24, 2010, respectively.

In fiscal year 2006, we obtained a gaming license for our Waterloo, Iowa property and recorded an intangible asset of $18,547.  Annual payments for the license are recorded on a yearly basis and for the nine months ended January 24, 2010, we made payments of $4,000 towards the gaming license.

For the nine months ended January 23, 2011 and January 24, 2010, the change in accrued purchases of property and equipment in accounts payable increased by $859 and decreased by $695, respectively.

13.  Subsequent Event

On January 25, 2011 we issued 5.3 million shares of common stock bringing total shares outstanding to 42,062,569. Net proceeds of approximately $51,700 were used to repay amounts under our Credit Facility and for general corporate purposes.

14.  Contingencies and Commitments

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

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through January 23, 2011, we have accrued an estimated liability including interest of $11,446. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

During January 2010, we entered into an agreement to provide management services for a potential casino to be located at the Nemacolin Woodlands Resort in Farmington, Pennsylvania, (“The Resort”). The development of this casino is subject to numerous regulatory approvals including obtaining a state gaming license, which is a competitive award process among several applicants. If The Resort is successful in obtaining a gaming license, we have agreed to complete the build-out of the casino space. We currently estimate the project cost at approximately $50,000.

On December 1, 2010, our proposed casino in Cape Girardeau, Missouri was selected by the Missouri Gaming Commission for prioritization for the 13th and final gaming license in the State of Missouri. We had previously entered into a development agreement with the City of Cape Girardeau. The project is expected to include approximately 1,000 slot machines, 28 table games, 3 restauants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center.  We currently estimate the cost of the project at approximately $125,000 with an anticipated opening date by the end of calendar 2012.

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

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; Casino America of Colorado, Inc.; CCSC/Blackhawk, Inc.; Grand Palais Riverboat, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC-Black Hawk County, Inc.; IOC-Davenport, Inc.; IOC Holdings, L.L.C.; IOC Services, L.L.C.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino Vicksburg Partnership, L.P.; Isle of Capri Bahamas Holdings, Inc.; Isle of Capri Bettendorf Marina Corporation.; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk Capital Corp.; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; P.P.I, Inc.; Riverboat Corporation of Mississippi; Riverboat Services, Inc.; and St. Charles Gaming Company, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.Consolidating condensed balance sheets as of January 23, 2011 and April 25, 2010 are as follows (in thousands):

	As of January 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$38,994	$79,065	$33,477	$(3,305)	$148,231
Intercompany receivables	1,033,849	(226,426)	(56,655)	(750,768)	—
Investments in subsidiaries	398,959	(64,846)	—	(334,113)	—
Property and equipment, net	10,965	1,069,711	40,480	—	1,121,156
Other assets	62,073	443,084	19,358	(58,671)	465,844
Total assets	$1,544,840	$1,300,588	$36,660	$(1,146,857)	$1,735,231

Current liabilities	$51,137	$80,233	$35,100	$(3,305)	$163,165
Intercompany payables	—	750,768	—	(750,768)	—
Long-term debt, less current maturities	1,239,335	3,531	647	—	1,243,513
Other accrued liabilities	9,249	119,337	13,519	(58,671)	83,434
Stockholders’ equity	245,119	346,719	(12,606)	(334,113)	245,119
Total liabilities and stockholders’ equity	$1,544,840	$1,300,588	$36,660	$(1,146,857)	$1,735,231

	As of April 25, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$35,835	$71,976	$43,193	$(1,100)	$149,904
Intercompany receivables	990,557	(185,612)	(54,177)	(750,768)	—
Investments in subsidiaries	390,369	(63,110)	—	(327,259)	—
Property and equipment, net	7,579	1,059,147	32,216	—	1,098,942
Other assets	57,092	409,106	11,150	(51,354)	425,994
Total assets	$1,481,432	$1,291,507	$32,382	$(1,130,481)	$1,674,840

Current liabilities	$46,581	$80,884	$30,790	$(1,100)	$157,155
Intercompany payables	—	750,768	—	(750,768)	—
Long-term debt, less current maturities	1,187,631	3,760	744	—	1,192,135
Other accrued liabilities	7,001	116,815	12,869	(51,354)	85,331
Stockholders’ equity	240,219	339,280	(12,021)	(327,259)	240,219
Total liabilities and stockholders’ equity	$1,481,432	$1,291,507	$32,382	$(1,130,481)	$1,674,840

Consolidating condensed statements of operations for the three and nine month periods ended January 23, 2011 and January 24, 2010 are as follows (in thousands):

	For the Three Months Ended January 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$240,205	$—	$—	$240,205
Pari-mutuel, rooms, food, beverage and other	162	39,295	2,413	(2,388)	39,482
Gross revenues	162	279,500	2,413	(2,388)	279,687
Less promotional allowances	—	(47,680)	—	—	(47,680)
Net revenues	162	231,820	2,413	(2,388)	232,007

Operating expenses:
Casino	—	38,529	—	—	38,529
Gaming taxes	—	58,331	—	—	58,331
Other operating expenses	9,150	88,311	1,959	(2,388)	97,032
Management fee expense (revenue)	(7,947)	7,947	—	—	—
Depreciation and amortization	461	21,223	138	—	21,822
Total operating expenses	1,664	214,341	2,097	(2,388)	215,714

Operating income (loss)	(1,502)	17,479	316	—	16,293
Interest expense, net	(5,665)	(15,318)	(92)	—	(21,075)
Derivative income (expense)	974	—	—	—	974
Equity in income (loss) of subsidiaries	(748)	(463)	—	1,211	—

Income (loss) from continiuing operations before income taxes	(6,941)	1,698	224	1,211	(3,808)
Income tax (provision) benefit	4,284	(3,364)	231	—	1,151
Income (loss) from continuing operations	(2,657)	(1,666)	455	1,211	(2,657)

Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(2,657)	$(1,666)	$455	$1,211	$(2,657)

	For the Three Months Ended January 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$229,521	$—	$—	$229,521
Pari-mutuel, rooms, food, beverage and other	600	39,043	2,421	(2,400)	39,664
Gross revenues	600	268,564	2,421	(2,400)	269,185
Less promotional allowances	—	(42,113)	—	—	(42,113)
Net revenues	600	226,451	2,421	(2,400)	227,072

Operating expenses:
Casino	—	36,435	—	—	36,435
Gaming taxes	—	60,529	—	—	60,529
Other operating expenses	10,332	89,508	3,195	(2,400)	100,635
Management fee expense (revenue)	(5,589)	5,589	—	—	—
Depreciation and amortization	1,038	25,607	152	—	26,797
Total operating expenses	5,781	217,668	3,347	(2,400)	224,396

Operating income (loss)	(5,181)	8,783	(926)	—	2,676
Interest expense, net	(1,572)	(15,403)	(22)	—	(16,997)
Derivative income (expense)	—	—	—	—	—
Equity in income (loss) of subsidiaries	(11,601)	(758)	—	12,359	—

Income (loss) from continiuing operations before income taxes	(18,354)	(7,378)	(948)	12,359	(14,321)
Income tax (provision) benefit	6,955	(3,949)	(84)	—	2,922
Income (loss) from continuing operations	(11,399)	(11,327)	(1,032)	12,359	(11,399)

Income (loss) from discontinued operations, net of tax	774	(98)	(716)	814	774
Net income (loss)	$(10,625)	$(11,425)	$(1,748)	$13,173	$(10,625)

	For the Nine Months Ended January 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$754,007	$—	$—	$754,007
Pari-mutuel, rooms, food, beverage and other	1,469	127,551	7,370	(7,296)	129,094
Gross revenues	1,469	881,558	7,370	(7,296)	883,101
Less promotional allowances	—	(152,522)	—	—	(152,522)
Net revenues	1,469	729,036	7,370	(7,296)	730,579

Operating expenses:
Casino	—	118,117	—	—	118,117
Gaming taxes	—	182,951	—	—	182,951
Other operating expenses	31,649	273,488	7,821	(7,296)	305,662
Management fee expense (revenue)	(25,560)	25,560	—	—	—
Depreciation and amortization	1,492	65,008	434	—	66,934
Total operating expenses	7,581	665,124	8,255	(7,296)	673,664

Operating income (loss)	(6,112)	63,912	(885)	—	56,915
Interest expense, net	(21,167)	(45,985)	(187)	—	(67,339)
Derivative income (expense)	(1,256)	—	—	—	(1,256)
Equity in income (loss) of subsidiaries	8,969	(1,747)	—	(7,222)	—

Income (loss) from continiuing operations before income taxes	(19,566)	16,180	(1,072)	(7,222)	(11,680)
Income tax (provision) benefit	12,441	(8,465)	579	—	4,555
Income (loss) from continuing operations	(7,125)	7,715	(493)	(7,222)	(7,125)

Income (loss) from discontinued operations, net of tax	794	—	—	—	794
Net income (loss)	$(6,331)	$7,715	$(493)	$(7,222)	$(6,331)

	For the Nine Months Ended January 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$742,957	$—	$—	$742,957
Pari-mutuel, rooms, food, beverage and other	963	130,287	7,363	(7,304)	131,309
Gross revenues	963	873,244	7,363	(7,304)	874,266
Less promotional allowances	—	(143,225)	—	—	(143,225)
Net revenues	963	730,019	7,363	(7,304)	731,041

Operating expenses:
Casino	—	115,351	—	—	115,351
Gaming taxes	—	191,056	—	—	191,056
Other operating expenses	32,760	277,489	1,190	(7,304)	304,135
Management fee expense (revenue)	(18,585)	18,585	—	—	—
Depreciation and amortization	3,324	80,280	458	—	84,062
Total operating expenses	17,499	682,761	1,648	(7,304)	694,604

Operating income (loss)	(16,536)	47,258	5,715	—	36,437
Interest expense, net	(4,945)	(47,264)	(255)	—	(52,464)
Equity in income (loss) of subsidiaries	2,081	(2,618)	—	537	—

Income (loss) from continiuing operations before income taxes	(19,400)	(2,624)	5,460	537	(16,027)
Income tax (provision) benefit	11,429	(1,062)	(2,311)	—	8,056
Income (loss) from continuing operations	(7,971)	(3,686)	3,149	537	(7,971)

Income (loss) from discontinued operations, net of tax	(187)	(955)	(2,302)	3,257	(187)
Net income (loss)	$(8,158)	$(4,641)	$847	$3,794	$(8,158)

Consolidating condensed statements of cash flows for the nine months ended January 23, 2011 and January 24, 2010 are as follows (in thousands):

	Nine Months Ended January 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(3,753)	$77,073	$9,464	$—	$82,784
Net cash provided by (used in) investing activities	(47,466)	(109,374)	(17,838)	42,445	(132,233)
Net cash provided by (used in) financing activities	51,707	39,746	2,389	(42,445)	51,397
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(51)	—	(51)
Net increase (decrease) in cash and cash equivalents	488	7,445	(6,036)	—	1,897
Cash and cash equivalents at beginning of the period	6,506	46,994	14,569	—	68,069
Cash and cash equivalents at end of the period	$6,994	$54,439	$8,533	$—	$69,966

	Nine Months Ended January 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(9,057)	$78,794	$37	$—	$69,774
Net cash provided by (used in) investing activities	75,440	(24,629)	778	(76,525)	(24,936)
Net cash provided by (used in) financing activities	(67,592)	(74,138)	(3,740)	76,525	(68,945)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(11)	—	(11)
Net increase (decrease) in cash and cash equivalents	(1,209)	(19,973)	(2,936)	—	(24,118)
Cash and cash equivalents at beginning of the period	8,776	68,681	19,197	—	96,654
Cash and cash equivalents at end of the period	$7,567	$48,708	$16,261	$—	$72,536

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K/A for the year ended April 25, 2010, as updated in Item 1A Risk Factors in Part II of this document.

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

Expense Recoveries and Other Charges — During the nine months ended January 24, 2010, we recorded an other expense recovery of $6.8 million representing the discounted value of a receivable for reimbursement of development costs expensed in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania.

Provision for Income Taxes — During the nine months ended January 23, 2011, we recognized a tax benefit of $0.8 million in discontinued operations representing the resolution of previously unrecognized tax positions following the completion of certain federal tax reviews. During the nine months ended January 24, 2010, we recognized a benefit of $4.7 million in our income tax provision, as we elected to settle certain state income tax matters with our actual settlement being less than our estimated accrued liability.

Increased Competition — The opening of a new hotel in October 2009 by a competitor in Black Hawk, Colorado has had a negative impact on our Black Hawk, Colorado property.

Discontinued Operations — Discontinued operations include the results of our international operations including our former Blue Chip, Grand Bahamas and Coventry casino operations. The sale of our Blue Chip and exit of our Grand Bahamas casino operations were substantially completed during November 2009. Our Coventry casino operations were sold and discontinued during the fourth quarter of fiscal year 2009. During the nine months ended January 23, 2011, we recorded a tax benefit in discontinued operations related to the resolution of  previously unrecognized tax positions related to our former UK operations.

Revenues

Revenues for the three and nine months ended January 23, 2011 and January 24, 2010 are as follows:

	Three Months Ended
	January 23,	January 24,		Percentage
(in thousands)	2011	2010	Variance	Variance
Revenues:
Casino	$240,205	$229,521	$10,684	4.7%
Rooms	8,400	8,424	(24)	-0.3%
Pari-mutuel, food, beverage and other	31,082	31,240	(158)	-0.5%
Gross revenues	279,687	269,185	10,502	3.9%
Less promotional allowances	(47,680)	(42,113)	(5,567)	13.2%
Net revenues	$232,007	$227,072	4,935	2.2%

	Nine Months Ended
	January 23,	January 24,		Percentage
(in thousands)	2011	2010	Variance	Variance
Revenues:
Casino	$754,007	$742,957	$11,050	1.5%
Rooms	29,924	32,488	(2,564)	-7.9%
Pari-mutuel, food, beverage and other	99,170	98,821	349	0.4%
Gross revenues	883,101	874,266	8,835	1.0%
Less promotional allowances	(152,522)	(143,225)	(9,297)	6.5%
Net revenues	$730,579	$731,041	(462)	-0.1%

Casino Revenues - Casino revenues increased $10.7 million, or 4.7%, and $11.1 million, or 1.5%, for the three and nine months ended January 23, 2011, respectively, as compared to the same period in fiscal 2010.

For the three months ended January 23, 2011, casino revenues increased $1.4 million at our Pompano property, and included $9.8 million from our newly acquired Vicksburg casino. These increases were offset by decreased casino revenues at our Black Hawk property of $0.9 million reflecting the impact of competition and a decrease at our Lake Charles, Lula and Natchez properties of $1.3 million primarily due to current economic conditions. Our other properties combined for a net increase of $1.7 million in casino revenues.

For the nine months ended January 23, 2011, casino revenues increased $7.4 million at our Pompano property, and included $24.6 million from our Vicksburg casino. These increases were offset by decreased casino revenues at our Black Hawk and Quad Cities properties of $13.4 million reflecting the impact of competition and a decrease at our Lake Charles, Lula and

Natchez properties of approximately $10.0 million primarily due to current economic conditions. Our other properties combine for a net increase of $2.4  million in casino revenues.

Rooms Revenue - Rooms revenue was relatively flat for the three months ended and decreased $2.6 million, or 7.9%, for the nine months ended January 23, 2011, respectively, as compared to the same period in the prior fiscal year. The majority of this decrease has occurred at our Black Hawk property where we have experienced decline in both room rates and occupancy following the opening of a competitor’s new hotel during October 2009 and at our Biloxi property where a competitive market has reduced the overall hotel room rates.

Pari-mutuel, Food, Beverage and Other Revenues — Pari-mutuel, food, beverage and other revenues decreased $0.2 million, or 0.5%, and increased $0.3 million, or 0.4%, for the three and nine months ended January 23, 2011, respectively, as compared to the same period in the prior fiscal year. Food, beverage and other revenues for the three and nine months ended January 23, 2011 included $0.6 million and $1.5 million, respectively, from our recently acquired Vicksburg casino.

Promotional Allowances - Promotional allowances increased $5.6 million, or 13.2%, and $9.3 million, or 6.5%, for the three and nine months ended January 23, 2011, respectively, as compared to the same period in the prior fiscal year. Promotional allowances for the three and nine months ended January 23, 2011 included $3.0 million and $7.5 million, respectively, from our Vicksburg casino. At our existing properties, changes in our promotional allowances reflect revisions to our marketing plans as a result of competitive factors, economic conditions and regulations.

Operating Expenses

Operating expenses for the three months ended January 23, 2011 and January 24, 2010 are as follows:

	Three Months Ended
	January 23,	January 24,		Percentage
(in thousands)	2011	2010	Variance	Variance
Operating expenses:
Casino	$38,529	$36,435	$2,094	5.7%
Gaming taxes	58,331	60,529	(2,198)	-3.6%
Rooms	2,002	2,237	(235)	-10.5%
Pari-mutuel, food, beverage and other	10,557	10,553	4	0.0%
Marine and facilities	14,602	14,392	210	1.5%
Marketing and administrative	61,152	62,326	(1,174)	-1.9%
Corporate and development	8,719	11,127	(2,408)	-21.6%
Depreciation and amortization	21,822	26,797	(4,975)	-18.6%
Total operating expenses	$215,714	$224,396	(8,682)	-3.9%

	Nine Months Ended
	January 23,	January 24,		Percentage
(in thousands)	2011	2010	Variance	Variance
Operating expenses:
Casino	$118,117	$115,351	$2,766	2.4%
Gaming taxes	182,951	191,056	(8,105)	-4.2%
Rooms	7,496	8,118	(622)	-7.7%
Pari-mutuel, food, beverage and other	32,848	32,638	210	0.6%
Marine and facilities	44,558	46,148	(1,590)	-3.4%
Marketing and administrative	188,580	190,581	(2,001)	-1.0%
Corporate and development	32,180	33,412	(1,232)	-3.7%
Expense recoveries and other charges	—	(6,762)	6,762	-100.0%
Depreciation and amortization	66,934	84,062	(17,128)	-20.4%
Total operating expenses	$673,664	$694,604	(20,940)	-3.0%

Casino - Casino operating expenses increased $2.1 million, or 5.7%, and $2.8 million, or 2.4%, for the three and nine months ended January 23, 2011, respectively, as compared to the same period in the prior fiscal year. Excluding casino costs of $1.4 million and $3.4 million for the three and nine months ended January 23, 2011, in Vicksburg, our casino costs would have increased $0.7 million and decreased $0.6 million, respectively. This net change in casino operating expenses reflects net cost reductions in casino expense at most of our properties offset by a slight increase in casino expenses at our Pompano property following the expansion of gaming hours effective July 1, 2010.

Gaming Taxes - State and local gaming taxes decreased $2.2 million, or 3.6%, and $8.1 million, or 4.2%, for the three and nine months ended January 23, 2011, respectively, as compared to the same period in the prior fiscal year. Reductions in gaming taxes for the three and nine months ended January 23, 2011 reflect the decrease in state gaming taxes at our Pompano facility from 50% to 35% effective July 1, 2010, decreases in our overall gaming revenues and changes in the mix of our gaming revenues derived from states with different gaming tax rates. Gaming taxes for the three and nine months ended January 23, 2011 included $0.9 million and $2.2 million, respectively, from our Vicksburg casino.

Rooms - Rooms expense decreased $0.2 million, or 10.5%, and $0.6 million, or 7.7%, for the three and nine months ended January 23, 2011, respectively, as compared to the same period in the prior fiscal year. These expenses directly relate to the cost of providing hotel rooms. This decrease in rooms expense is reflective of a 7.9% reduction in our hotel revenues for the nine months ended January 23, 2011, respectively, as compared to the same period in the prior fiscal year.

Pari-mutuel, Food, Beverage and Other — Pari-mutuel, food, beverage and other expenses were relatively flat for the three months ended and increased $0.2 million for the nine months ended January 23, 2011, respectively, as compared to the same period in the prior fiscal year. Excluding food beverage and other costs of $0.2 million and $0.8 million for the three and nine months ended January 23, 2011, incurred by our Vicksburg casino, our food, beverage and other expenses would have decreased $0.3 million and an immaterial amount, respectively.

Marine and Facilities -  Marine and facilities expenses increased $0.2 million, or 1.5%, and decreased $1.6 million, or 3.4% for the three and nine months ended January 23, 2011, respectively, as compared to the same period in the prior fiscal year. Excluding marine and facility costs of $0.4 million and $1.0 million for the three and nine months ended January 23, 2011, incurred by our recently acquired Vicksburg casino, our marine and facility costs would have decreased $0.2 million and $2.6 million, respectively. This decrease includes reductions in facility costs across most properties as we continue to focus on cost reductions efforts.

Marketing and Administrative -  Marketing and administrative expenses decreased $1.2 million, or 1.9%, and $2.0 million, or 1.0%, for the three and nine months ended January 23, 2011 as compared to the same period in the prior fiscal year. Excluding marketing and administrative costs of $2.3 million and $5.6 million for the three and nine months ended January 23, 2011, incurred by our Vicksburg casino, our marketing and administrative costs would have decreased $3.5 million and $7.6 million, respectively. These decreases reflect reductions in our operating cost to align such expenditures with changes in our net revenues.

Corporate and Development - During the three months ended January 23, 2011, our corporate and development expenses were $8.7 million compared to $11.1 million for the three months ended January 24, 2010. The net decrease in corporate and development cost for the three months ended January 23, 2011, primarily reflects decreased incentive compensation and insurance. During the nine months ended January 23, 2011, our corporate and development expenses were $32.2 million compared to $33.4 million for the nine months ended January 24, 2010. The net decrease in corporate and development expenses for the nine months ended January 23, 2011, reflects decreases in incentive compensation and insurance costs offset by expenses related to our attempted equity offering during the first quarter, acquisition related costs regarding the Rainbow acquisition and development expenses.

Depreciation and Amortization - Depreciation and amortization expense for the three and nine months ended January 23, 2011 decreased $4.9 million and $17.1 million, respectively, as compared to the same periods in the prior fiscal year, primarily due to certain assets becoming fully depreciated. Depreciation and amortization for the three and nine months ended January 23, 2011 included $1.3 million and $3.2 million, respectively, from Vicksburg.

Other Income (Expense), Income Taxes, and Discontinued Operations

Interest expense, interest income, income tax (provision) benefit, and income (loss) from discontinued operations, net of income taxes for the three and nine months ended January 23, 2011 and January 24, 2010 are as follows:

	Three Months Ended
	January 23,	January 24,		Percentage
(in thousands)	2011	2010	Variance	Variance

Interest expense	$(21,506)	$(17,452)	$(4,054)	23.2%
Interest income	431	455	(24)	-5.3%
Derivative income (expense)	974	—	974	N/M
Income tax benefit	1,151	2,922	(1,771)	-60.6%
Income (loss) from discontinued operations, net of income taxes	—	774	(774)	-100.0%

	Nine Months Ended
	January 23,	January 24,		Percentage
(in thousands)	2011	2010	Variance	Variance

Interest expense	$(68,711)	$(53,682)	$(15,029)	28.0%
Interest income	1,372	1,218	154	12.6%
Derivative income (expense)	(1,256)	—	(1,256)	N/M
Income tax benefit	4,555	8,056	(3,501)	-43.5%
Income (loss) from discontinued operations, net of income taxes	794	(187)	981	-524.6%

Interest Expense - Interest expense increased $4.0 million and $15.0 million, respectively, for the three and nine months ended January 23, 2011, as compared to the same period in the prior fiscal year. This increase reflects the amendment of our senior credit facility during the fourth quarter of fiscal year 2010 which increased our interest rate on borrowings under the facility and additional interest on borrowings to fund our acquisition of the Vicksburg casino effective June 8, 2010.

Derivative income (expense) — This is related to the change in fair value of our ineffective interest rate swaps.  Our interest rate swaps became ineffective following the amendment of our senior secured credit facility during the fourth quarter of fiscal year 2010.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the nine months ended January 23, 2011, we generated $82.8 million in cash flows from operating activities compared to generating $69.8 million during the nine months ended January 24, 2010. The year over year increase in cash flows from operating activities primarily results from increases in operating income, exclusive of non-cash items, such as depreciation and expense recoveries.

Cash Flows used in Investing Activities - During the nine months ended January 23, 2011, we used $132.2 million for investing activities compared to using $24.9 million during the nine months ended January 24, 2010. Significant investing activities for the nine months ended January 23, 2011 included the purchase of the Rainbow casino in Vicksburg, Mississippi for $76.2 million, purchases of property and equipment of $46.1 million, of which $8.7 million relates to Cape Girardeau, and increases in restricted cash at our captive insurance company by $9.5 million to fund insurance reserves in lieu of providing letters of credit.

For the nine months ended January 24, 2010, significant investing activities included the purchase of property and equipment for $21.6 million and payment of $4.0 million towards our Waterloo gaming license.

Cash Flows used in Financing Activities - During the nine months ended January 23, 2011 we had net borrowings under our line of credit of $58.0 million which included the borrowing of $80 million to fund our acquisition of the Rainbow casino in Vicksburg, Mississippi. We also used $6.6 million to repay other outstanding long-term debt.

During the nine months ended January 24, 2010, our net cash flows used in financing activities were used primarily to repay our outstanding long term debt of $69.1 million.

Availability of Cash and Additional Capital - At January 23, 2011, we had cash and cash equivalents of $70.0 million and marketable securities of $21.8 million. As of January 23, 2011, we had $79.5 million in revolving credit borrowings and $811.0 million in term loans outstanding under the senior secured credit facility. Our line of credit availability at January 23, 2011 was approximately $140 million as limited by our leverage ratio.

Common Stock Offering - On January 25, 2011 we issued 5.3 million shares of our common stock for total net proceeds of approximately $51.7 million.  Proceeds from the common stock offering were used to repay amounts under our Credit Facility and for general corporate purposes.

Capital Expenditures and Development Activities - On December 1, 2010, our proposed casino in Cape Girardeau, Missouri was selected by the Missouri Gaming Commission for prioritization for the 13th and final gaming license in the State of Missouri. We had previously entered into a development agreement with the City of Cape Girardeau. The project is expected to include 1,000 slot machines, 28 table games, 3 restauants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center.  We currently estimate the cost of the project at approximately $125 million with an anticipated opening date by the end of calendar 2012.

Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. Our current planned capital expenditures include approximately $10 million in maintenance capital expenditures and approximately $5 million in expenditures related to Cape Girardeau for the balance of fiscal year 2011.

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

Typically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing. While we believe that cash on hand, proceeds from our recent equity offering, cash flow from operations, and available borrowings under our senior secured credit facility will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that the level of our capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2010 Annual Report on Form 10-K/A.  There were no newly identified significant accounting estimates in the third quarter of fiscal year 2011, nor were there any material changes to the critical accounting policies and estimates set forth in our 2010 Annual Report.

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

We have entered into interest rate swap and cap arrangements with aggregate notional value of $320 million as of January 23, 2011. The swap agreements effectively convert portions of the Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2011, 2012 and 2014.  Our interest expense is impacted by the relationship between our Credit Facility variable rate debt and our interest rate derivatives, and as such, based on current debt levels, relative changes in future interest rates would impact future annual interest expense as follows:

Increase to	Increase/(decrease)
variable rate	(in millions)
1%	$(1.0)
2%	0.4
3%	6.9
4%	12.6
5%	18.3

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of January 23, 2011.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 23, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 14 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                     RISK FACTORS

Except as follows, there are no material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K/A for the fiscal year ended April 25, 2010.

We are effectively controlled by the Goldstein Parties and their decisions may differ from those that may be made by other stockholders.

Robert S. Goldstein, our Vice Chairman, and Jeffrey D. Goldstein and Richard A. Goldstein, two of our directors, GFIL Holdings, LLC, spouses, children and grandchildren of certain members of the Goldstein family and entities associated with certain members of the Goldstein family (collectively the “Goldstein Parties”) collectively own and control approximately 42.6% of our common stock as of February 21, 2011.  GFIL Holdings, LLC, which is managed by Jeffrey D. Goldstein, Richard A. Goldstein and Robert S. Goldstein, provides for the collective ownership of the Goldstein Parties’ shares of our common stock.

The Goldstein Parties have substantial influence over the election of our board of directors and the outcome of the vote on substantially all other matters, including amendment of our amended and restated certificate of incorporation, amendment of our by-laws and significant corporate transactions, such as the approval of a merger or other transactions involving a sale of the Company. Such substantial influence may have the effect of discouraging transactions involving an actual or potential change of control, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock. The interests of the Goldstein Parties may differ from those of our other stockholders.

Additionally, pursuant to the Governance Agreement, dated January 19, 2011 (as amended, the “Goldstein Governance Agreement”), between us and the Goldstein Parties, we have called a special meeting of stockholders for March 18, 2011, to vote on certain amendments to our amended and restated certificate of incorporation and, if approved by our stockholders, to effect the amendments to our amended and restated certificate of incorporation and to our by-laws. The amendments to our amended and restated certificate of incorporation will provide that, until the Supermajority Expiration Time (as defined in the amendments to our amended and restated certificate of incorporation), we may not, without the affirmative vote of the holders of at least two-thirds of our voting power, voting as a single class, authorize, adopt or approve certain extraordinary corporate transactions and provide for the classification of our board of directors and three-year terms of service for each class of directors. Further, we agreed that until the Nomination Expiration Date (as defined in the Goldstein Governance Agreement), we will take all action reasonably necessary for the board of directors to nominate and recommend for election by the stockholders each of Robert S. Goldstein, Jeffrey D. Goldstein and Richard A. Goldstein, at any annual meeting at which their respective directorship terms are scheduled to expire.  Notwithstanding the foregoing, if our stockholders do not approve the amendments to our amended and restated certificate of incorporation, we will not proceed with the amendments to our amended and restated certificate of incorporation or by-laws and will take all steps necessary to effect such abandonment and the Goldstein Parties will take all steps reasonably requested by us to effect such abandonment.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the nine months ended January 23, 2011.

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

ISLE OF CAPRI CASINOS, INC.

Dated: February 28, 2011	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment Number One to Governance Agreement, dated February 23, 2011, by and among Isle of Capri Casinos, Inc., GFIL Holdings, LLC, Jeffrey D. Goldstein, Robert S. Goldstein and Richard A. Goldstein

31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350