Form 10-K
period 2011-04-24
ISLE OF CAPRI CASINOS INC
filed 2011-06-16
CIK 863015

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2011
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
Common Stock, $.01 Par Value Per Share
(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates(1) of the Company is $131,766,870, based on the last reported sale price of $7.93 per share on October 25, 2010 on the NASDAQ Stock Market; multiplied by 16,616,251 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

(1)
Affiliates for the purpose of this item refer to the directors, named executive officers and/or persons owning 10% or more of the Company's common stock, both of record and beneficially; however, this determination does not constitute an admission of affiliate status for any of the individual stockholders.

         As of June 13, 2011, the Company had a total of 38,222,865 shares of Common Stock outstanding (which excludes 3,841,283 shares held by us in treasury).

         Part III incorporates information by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

ISLE OF CAPRI CASINOS, INC.

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled "Risk Factors" beginning on page 9 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report.

PART I

ITEM 1.    BUSINESS

  Overview

        We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States. We own and operate 15 gaming and entertainment facilities in Louisiana, Mississippi, Missouri, Iowa, Colorado and Florida. Collectively, these properties feature approximately 15,000 slot machines and over 370 table games (including approximately 110 poker tables) over 3,000 hotel rooms and more than 40 restaurants. We also operate a harness racing track at our casino in Florida. Our portfolio of properties provides us with a diverse geographic footprint that minimizes geographically concentrated risks caused by weather, regional economic difficulties, gaming tax rates and regulations imposed by local gaming authorities.

Strategic Plan Components

        The Isle of Capri senior management team brings over 200 collective years of gaming industry experience spanning 20 states, six foreign jurisdictions and over 75 individual gaming properties. Since joining the company in 2007, this team developed and are executing a strategic operating plan that focuses on the financial discipline and core operating principles of the company in order to increase our customer's satisfaction with our product offerings while at the same time increasing stockholder value. Our business approach is anchored by the following strategic components:

  Financial discipline.

        We utilize a disciplined approach to evaluate financial decisions with the continuing goal to improve our capital structure and financial flexibility. We have reduced our outstanding debt from approximately $1.5 billion as of April 27, 2008 to approximately $1.2 billion as of April 24, 2011, a reduction of approximately $310 million. We achieved this reduction primarily through the use of cash obtained from the settlement of our Hurricane Katrina claim and cash flows from operations. We retired $142.7 million of our 7% senior subordinated notes for $82.8 million through a tender offer in February 2009 and prepaid $35.0 million of our term loans under our credit facility in March 2009.

        On January 25, 2011, we continued to improve our capital structure by raising $51.2 million in net proceeds through the issuance of 5.3 million shares of our common stock. In March 2011, we issued $300 million in 7.75% senior notes and utilized the proceeds to repay borrowings under our credit facility. Also in March 2011, we entered into an amendment to our Credit Facility, which, among other things, extended the maturity of the revolving credit facility and term loan and increased flexibility in operations and capital spending. We continually seek opportunities to improve our capital structure.

  Focusing on core operating principles that have proven successful.

        Our operating focus is to deliver a superior guest experience by providing customers with the most popular gaming product in a clean, safe, friendly and fun environment. These areas have been shown through customer research to embody the attributes of a gaming entertainment experience most important to our customers in choosing which casino to visit. We emphasize, among other things, customer courtesy and we have implemented a proprietary program to measure our progress against standards for certain courteous behaviors. In addition, many of our capital and operating plans are intended to improve on guest satisfaction, including quality, accessibility and cleanliness of areas frequented by our customers, such as hotel rooms and other public areas in our hotels and casino floors. We also have implemented employee incentive programs designed to encourage employees to deliver superior customer service and courtesy.

  Driving value through product offerings and branding.

        Our current branding strategy includes two separate brand names: Isle and Lady Luck (which we re-launched in fiscal 2009). Through comprehensive market studies and customer feedback, we have found that our brands convey excitement, entertainment, consistent high-quality service and value to our customers.

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

        We use the Lady Luck brand for properties that predominantly draw local customers, which are typically in smaller markets with less expansion potential. The goal of the Lady Luck brand is to offer a first-class gaming experience and high quality entertainment options, featuring casual dining and popular local entertainment in a comfortable setting.

        We have completed the refurbishment and rebranding of three of our existing Isle properties under the Lady Luck brand: Marquette, Iowa in September 2009, Colorado Central Station in Black Hawk, Colorado in June 2009 and Caruthersville, Missouri in December 2008. Assuming economic conditions improve and capital availability is enhanced, we intend to rebrand additional properties under the Lady Luck name during the next few years. Our current expectations are that Natchez, Lula and Vicksburg, Mississippi; Lake Charles, Louisiana; Boonville, and Kansas City, Missouri will eventually be rebranded as Lady Luck casinos.

        We offer all customers membership in our customer loyalty program, which rewards customers with points and complimentary benefits that can be redeemed at any of our properties by using a players' club card. As a result, we have developed an extensive proprietary database that allows us to create effective targeted marketing and promotional programs, merchandise giveaways, gaming tournaments and other special events. As of April 24, 2011, our database contained approximately 1.3 million members, of whom approximately 0.5 million receive regular communications from us. We believe we effectively use our database to encourage repeat visits and increase our customers' length of stay at our properties.

  Aggressively pursuing prudent growth opportunities.

        On December 1, 2010, the Missouri Gaming Commission selected our proposed casino project in Cape Girardeau (the "Cape Girardeau Project") for prioritization for the thirteenth and final gaming license in the State of Missouri. We intend to brand this casino as an Isle property, which we expect to include approximately 1,000 slot machines, 28 table games, three restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center at an estimated cost of $125 million. We anticipate construction to begin in summer 2011 and casino operations to begin in the fourth calendar quarter of 2012.

        We also continue to seek to expand our operations through acquisitions, such as our acquisition of the Rainbow Casino located in Vicksburg, Mississippi in June 2010 for approximately $76 million. Vicksburg is located approximately one mile south of Interstate 20, the main road connecting Jackson, Mississippi to Vicksburg. The casino features 762 slot machines, 6 table games, a 224-seat Riverview Buffet, a 26-seat Crossroads Deli and 977 parking spots.

        Additionally, we formed Isle Gaming Management, a management and consulting division of the Company, in 2009 to leverage our experienced and respected management team and intellectual property by managing and operating casinos owned by third parties in exchange for management and other fees. The goal of Isle Gaming Management is to allow us to manage additional casino properties without requiring extensive capital investment. On April 14, 2011, the Nemacolin Woodlands Resort

("Nemacolin") in Farmington, Pennsylvania was selected by the Pennsylvania Gaming Control Board for the final Category 3 resort gaming license. We had previously entered into an agreement with Nemacolin to complete the build-out of the casino space and provide management services for the casino. The casino is expected to include 600 slot machines, 28 table games, a casual dining restaurant and lounge. We will pay an annual fee to the resort owner and in return will receive a management fee equal to the EBITDA of the casino after payment of the fee to Nemacolin. We currently estimate the project cost at approximately $50 million and expect to be complete within nine months of the commencement of construction. The award of the license to Nemacolin is subject to a 30-day appeal period, which ends on June 20, 2011, and the obtainment of a management license.

        Finally, in September 2010, we were awarded a gaming license by Nevada's Gaming Control Board, expanding the universe of opportunities that we can ultimately pursue.

Casino Properties

        The following is an overview of our existing casino properties as of April 24, 2011:

Property	Date Acquired or Opened	Slot Machines	Table Games	Hotel Rooms	Parking Spaces
Louisiana
Lake Charles	July 1995	1,806	78	493	2,335
Mississippi
Lula	March 2000	1,177	12	484	1,611
Biloxi	August 1992	1,219	36	709	1,339
Natchez	March 2000	617	10	141	645
Vicksburg	June 2010	762	6	—	977
Missouri
Kansas City	June 2000	1,161	22	—	1,731
Boonville	December 2001	991	19	140	1,101
Caruthersville	June 2007	595	16	—	1,000
Iowa
Bettendorf	March 2000	1,022	28	514	2,057
Rhythm City—Davenport	October 2000	949	15	—	911
Marquette	March 2000	600	11	—	475
Waterloo	June 2007	1,040	32	195	1,500
Colorado
Isle Casino Hotel-Black Hawk	December 1998	1,036	35	238	1,100
Lady Luck Casino-Black Hawk	April 2003	524	17	164	1,200
Florida
Pompano Park	July 1995/April 2007	1,448	38	—	3,800

		14,947	375	3,078	21,782

  Louisiana

  Lake Charles

        Our Lake Charles property, which commenced operations in July 1995, is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. The property consists of two dockside casinos offering 1,806 slot machines, 50 table games, 28 poker tables, two hotels offering 493 rooms, a 105,000 square foot land-based pavilion and entertainment center, and

2,335 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 109-seat Otis & Henry's restaurant, a 290-seat Calypso's buffet, a 70-seat Lucky Wins Asian-inspired restaurant, which also includes a grab and go deli, and Caribbean Cove featuring free live entertainment and can accommodate 180 guests. The pavilion also has a 14,750 square foot entertainment center comprised of a 1,100-seat special events center designed for concerts, live boxing, televised pay-per-view events, banquets and other events, meeting facilities and administrative offices. On June 13, 2011, we granted an option agreement to a third party which could result in the sale of certain assets used at our Lake Charles, Louisiana property. The option agreement expires on November 30, 2011 and is subject to a number of conditions. The transaction is also subject to regulatory and other approvals, and passage of a local referendum to relocate the vessel to a different market. If the option is exercised and the transaction closes, we would continue to operate our Lake Charles hotel and land-based operations and consolidate our gaming operations onto one gaming vessel.

        The Lake Charles market currently consists of two dockside gaming facilities, a Native American casino and a pari-mutuel facility/racino. The current number of slot machines in the market exceeds 7,900 machines and table games exceed 125 tables. In calendar year 2010, the two gaming facilities and one racino, in the aggregate, generated gaming revenues of approximately $638 million. Revenues for the Native American property are not published. Gaming revenues for our Lake Charles property for calendar year 2010 were approximately $138 million. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 5.5 million and is located approximately 140 miles west of Lake Charles. We believe that our Lake Charles property attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 500,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Lake Charles property.

  Mississippi

  Lula

        Our Lula property, which we acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,177 slot machines and 12 table games, two on-site hotels with a total of 484 rooms, a land-based pavilion and entertainment center, 1,611 parking spaces, and a 28-space RV Park. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 131-seat Farraddays' restaurant, a 328-seat Calypso's buffet and a 46-seat Tradewinds Marketplace, and a gift shop.

        Our Lula property is the only gaming facility in Coahoma County, Mississippi and generated gaming revenues of approximately $66 million in calendar year 2010. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 675,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by nine casinos in Tunica County, Mississippi. Approximately 1.1 million people reside within 60 miles of the property. Lula also competes with Native American casinos in Oklahoma and a racino in West Memphis, Arkansas.

  Biloxi

        Our Biloxi property, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities formerly known as "Casino Row" in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

        In October 2005, the Mississippi legislature amended its gaming laws to allow casinos to operate land-based facilities within 800 feet of the mean high water line. Our Biloxi property is now a land-based casino offering approximately 1,200 slot machines, 27 table games, a nine-table poker room, a 709-room hotel including 200 whirlpool suites, a 120-seat banquet room called "Paradise Room," 138-seat Farraddays' restaurant, a 200-seat Calypso's buffet, a 128-seat Café at the Point restaurant, a 94-seat Tradewinds marketplace, a multi-story feature bar, a full service Starbucks and over 1,300 parking spaces.

        The Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) consists of 11 dockside gaming facilities, which in the aggregate, generated gaming revenues of approximately $1.1 billion during calendar year 2010. Our Biloxi property generated gaming revenues of approximately $69 million during calendar year 2010. Approximately one million people reside within 60 miles of the property.

  Natchez

        Our Natchez property, which we acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 617 slot machines and 10 table games, a 141-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso's buffet and 645 parking spaces.

        Our Natchez property is currently the only gaming facility in the Natchez market and generated total gaming revenues of approximately $33 million in calendar year 2010. We believe that the Natchez property attracts customers primarily from among the approximately 350,000 people residing within 60 miles of the Natchez property.

  Vicksburg

        Our Vicksburg property, which we acquired in June 2010, is located off Interstate 20 and Highway 61 in western Mississippi, approximately 50 miles west of Jackson, Mississippi. The property consists of a dockside casino offering 762 slot machines and six table games, a 224-seat Riverview Buffet, a 26-seat Crossroads Deli and 977 parking spaces.

        The Vicksburg market consists of five dockside casinos and approximately 700,000 people reside within 60 miles of the property.

  Missouri

  Kansas City

        Our Kansas City property, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 1,161 slot machines and 22 table games, a 285-seat Calypso's buffet, a 80-seat Lone Wolf restaurant, a 58-seat Tradewinds Marketplace and 1,731 parking spaces.

        The Kansas City market consists of four dockside gaming facilities and a Native American casino. Operating statistics for the Native American casino are not published. The four dockside gaming facilities generated gaming revenues of approximately $714 million in calendar year 2010. Our Kansas City property generated gaming revenues of approximately $82 million during calendar year 2010. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.9 million residents

        A competitor is currently constructing a $411 million casino at the Kansas Speedway located in Wyandotte County, Kansas. This casino is located approximately 20 miles from our Kansas City property and is expected to open in the first half of 2012.

  Boonville

        Our Boonville property, which opened in December 2001, is located three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 989 slot machines, 19 table games, a 140-room hotel, a 32,400 square foot pavilion and entertainment center and 1,101 parking spaces. The pavilion and entertainment center offers customers a wide variety of non-gaming amenities, including an 83-seat Farraddays' restaurant, a 218-seat Calypso's buffet, a 24-seat Tradewinds Marketplace, an 800 seat event center, and an historic display area. Our Boonville property is the only gaming facility in central Missouri and generated gaming revenues of approximately $81 million in calendar year 2010. We believe that our Boonville casino attracts customers primarily from the approximately 580,000 people who reside within 60 miles of the property which includes the Columbia and Jefferson City areas.

  Caruthersville

        Our Caruthersville property was acquired in June 2007 and is a riverboat casino located along the Mississippi River in Southeast Missouri. In June 2008, the casino was re-branded as a Lady Luck casino with the construction and refurbishment completed in December 2008. The dockside casino offers 595 slot machines, 11 table games and 5 poker tables. As part of the re-branding, we renovated our 40,000 square foot pavilion, which includes a 130-seat Lone Wolf restaurant, bar and lounge and a 270-seat Otis & Henry's restaurant. Renovations to the riverboat, including the casino floor, were completed in the summer of 2009. The property also operates a 10,000 square foot exposition center with seating for up to 1,100 patrons and has 1,000 parking spaces. Our Caruthersville facility is the only casino located in Southeast Missouri and generated gaming revenues of approximately $34 million in calendar year 2010. Approximately 650,000 people reside within 60 miles of the property.

  Iowa

  Bettendorf

        Our Bettendorf property, which we acquired in March 2000, is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. The property consists of a dockside casino offering 1,022 slot machines, 24 table games, 4 poker tables, 514 hotel rooms, 40,000 square feet of flexible convention/banquet space, a 120-seat Farraddays' restaurant, a 272-seat Calypso's buffet, a 42-seat Tradewinds Marketplace and 2,057 parking spaces. We have entered into agreements with the City of Bettendorf, Iowa under which we manage and provide financial and operating support for the QC Waterfront Convention Center that is adjacent to our hotel. The QC Waterfront Convention Center opened in January 2009.

  Davenport

        Our Davenport property, which we acquired in October 2000, is located at the intersection of River Drive and Highway 61, a state highway serving the Quad Cities metropolitan area. The property consists of a dockside gaming facility offering 949 slot machines, 16 table games, a 209-seat Hit Parade buffet, a Grab-n-Go food outlet and 911 parking spaces.

        The Quad Cities metropolitan area currently has three gaming operations—our two gaming facilities in Bettendorf and in Davenport, and one operator, which opened a larger land-based facility, including a hotel, in December 2008. The three operations in the Quad Cities generated total gaming revenues of approximately $210 million in calendar year 2010. Our Bettendorf and Davenport properties generated casino revenues for calendar year 2010 of approximately $78 million and $53 million, respectively. Our operations in the Quad Cities also compete with other gaming operations in Illinois and Iowa. Approximately 923,000 people reside within 60 miles of our Bettendorf and Davenport properties.

  Marquette

        Our Marquette property, which we acquired in March 2000, is located in Marquette, Iowa, approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 600 slot machines and 11 table games, a marina and 475 parking spaces. During fiscal 2010, we completed the rebranding of the property as a Lady Luck casino. The facility now includes a newly themed 142-seat buffet restaurant, an Otis and Henry's Express food outlet and a Lone Wolf restaurant and bar.

        Our Marquette property is the only gaming facility in the Marquette, Iowa market and generated gaming revenues of approximately $29 million in calendar year 2010. We believe most of our Marquette customers are from northeast Iowa and Wisconsin, which includes approximately 490,000 people within 60 miles of our property, and we compete for those customers with other gaming facilities in Dubuque, Iowa and Native American casinos in southwestern Wisconsin.

  Waterloo

        Our Waterloo property, which opened on June 30, 2007, is located adjacent to Highway 218 and US 20 in Waterloo, Iowa. The property consists of a single-level casino offering 1,040 slot machines, 27 table games and 5 poker tables. The property also offers a wide variety of non-gaming amenities, including a 123-seat Otis & Henry's restaurant, a 208-seat Isle buffet, a 44-seat Tradewinds marketplace, Club Capri Lounge, Fling feature bar, 5,000 square feet of meeting space, 1,500 parking spaces and a 195-room hotel, which includes 27 suites, as well as an indoor pool and hot tub area.

        Our Waterloo property is the only gaming facility in the Waterloo, Iowa market and approximately 640,000 people live within 60 miles of the property. We compete with other casinos in eastern Iowa. We generated gaming revenues of approximately $80 million in calendar year 2010.

  Colorado

  Isle Casino Hotel-Black Hawk

        Isle Casino Hotel-Black Hawk commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,036 slot machines, 24 standard table games, an 11 table poker room, a 238-room hotel and 1,100 parking spaces in an attached parking garage. Isle Casino Hotel-Black Hawk also offers customers three restaurants, including a 128-seat Farraddays' restaurant, a 270-seat Calypso's buffet and a 40-seat Tradewinds Marketplace.

  Lady Luck Casino-Black Hawk

        Lady Luck Casino-Black Hawk, which we acquired in April 2003 and rebranded in June 2009, is located across the intersection of Main Street and Mill Street from the Isle Casino Hotel-Black Hawk. The property consists of a land-based casino with 524 slot machines, 11 standard table games, 6 poker tables, a 164-room hotel that opened in December 2005 and 1,200 parking spaces in our parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk. The property also offers guests dining in its newly renovated and rebranded 79-seat Otis & Henry's restaurant as well as a grab-and-go fast serve food cart that is located in the main level of the facility. The property has also recently converted approximately 2,250 square feet of space to flex space that can be used for meetings and special events. Our Black Hawk sites are connected via sky bridges.

        When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 24 gaming facilities (seven of which have more than 600 slot machines), which in aggregate, generated gaming revenues of approximately $625 million in calendar year 2010. Our Black Hawk properties generated casino revenues for calendar year 2010 of approximately $123 million. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.9 million and is located approximately 40 miles east of Black Hawk and serves as the primary feeder market for Black Hawk.

  Florida

  Pompano

        In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is located off of Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida.

        Our Pompano facility includes 1,448 slot machines, a 38-table poker room, four restaurants, a feature bar and 3,800 parking spaces.

        Approximately 2.6 million people reside within a 25-mile radius of our Pompano facility, which competes with four other racinos and three Native American gaming facilities in the market. While casino revenues are not available for all market competitors, we estimate that we operate approximately 14% of the slot machines in the market and generated approximately $130 million in casino revenues for calendar year 2010.

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

  Employees

        As of April 24, 2011, we employed approximately 8,600 full and part-time people. We have a collective bargaining agreement with UNITE HERE covering approximately 400 employees at our Pompano property which expires in May 2012. We believe that our relationship with our employees is satisfactory.

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

        Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing gaming. Our existing gaming facilities compete directly with other gaming properties in the states in which we operate. Our existing casinos attract a significant number of their customers from Houston, Texas; Mobile, Alabama; Kansas City, Kansas; Southern Florida; Little Rock, Arkansas; and Denver, Colorado. Legalization of gaming in jurisdictions closer to these geographic markets other than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. Other jurisdictions, including states in close proximity to jurisdictions where we currently have operations, have considered and may consider legalizing casino gaming and other forms of competition. In addition, there is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new gaming licenses could be awarded in these markets, which could allow new gaming operators to enter our markets that could have an adverse effect on our operating results. On February 17, 2011, a project was awarded a gaming license in Lake Charles, Louisiana which, if completed, will compete with our existing Lake Charles property.

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

        Several of our riverboats must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety and must hold U.S. Coast Guard Certificates of Documentation and Inspection. The U.S. Coast Guard requirements also set limits on the operation of the riverboats and mandate licensing of certain personnel involved with the operation of the riverboats. Loss of a riverboat's Certificate of Documentation and Inspection could preclude its use as a riverboat casino. The U.S. Coast Guard has shifted inspection duties related to permanently moored casino vessels to the individual states. Louisiana and Missouri have elected to utilize the services of the American Bureau of Shipping to undertake the inspections. Iowa has elected to handle the inspections through the Iowa Department of Natural Resources. The states will continue the same inspection criteria as the U.S. Coast Guard in regard to annual and five year inspections. Depending on the outcome of these inspections a vessel could become subject to dry-docking for inspection of its hull, which could result in a temporary loss of service.

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

        We have a significant amount of indebtedness. As of April 24, 2011, we had approximately $1.2 billion of total debt outstanding.

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

  •
  causing an event of default if we fail to satisfy the financial and restrictive covenants contained in the indenture and agreements governing our senior secured credit facility, our 7.75% senior notes due 2019, our 7% senior subordinated notes due 2014 and our other indebtedness, which could result in all of our debt becoming immediately due and payable, could permit our secured lenders to foreclose on the assets securing our secured debt and have other adverse consequences, any of which, if not cured or waived, could have a material adverse effect on us;

  •
  if the indebtedness under our 7.75% senior notes, our 7% senior subordinated notes, our senior secured credit facility, or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full;

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

        A substantial portion of our outstanding debt bears interest at variable rates, although we have entered into interest rate protection agreements expiring through fiscal 2014 with counterparty banks with respect to $320 million of our term loans under our senior secured credit facility. If short-term interest rates rise, our interest cost will increase on the unhedged portion of our variable rate indebtedness, which will adversely affect our results of operations and available cash.

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

        The terms of the indenture and agreements governing our senior secured credit facility, our 7.75% senior notes, our 7% senior subordinated notes and our other indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future.

        As of April 24, 2011, we had the capacity to incur additional indebtedness, including the ability to incur additional indebtedness under all of our lines of credit, of approximately $175 million. Approximately $23 million of these lines of credit were used to support letters of credit and surety bonds. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility, the indenture governing our 7.75% senior notes and the indenture governing our 7% senior subordinated notes. The indenture governing our 7% senior subordinated notes, the indenture governing our 7.75% senior notes and our senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, the related risks that we now face could intensify.

         If we cannot refinance our 7% senior subordinated notes on or prior to November 1, 2013, then our senior secured credit facility matures on that date and we may not be able to renew or extend our senior secured credit facility or enter into a new credit facility in today's difficult markets. If we are able to refinance our 7% senior subordinated notes or, in the alternative, renew or extend our senior secured credit facility, it may be on terms substantially less favorable than the current notes or senior secured credit facility.

        Our senior secured credit facility matures on November 1, 2013 if we have not refinanced or otherwise retired the 7% senior subordinated notes on or prior to such date. Our cash flow from operations is unlikely to be sufficient to retire all of such notes at or prior to November 1, 2013. We may therefore be forced to refinance the 7% senior subordinated notes on materially worse terms than we have currently. Failure to obtain new debt on favorable or reasonable terms to replace existing debt could affect our liquidity and the value of our other securities, including our equity. Our ability to refinance or otherwise retire our 7% senior subordinated notes prior to November 1, 2013, or in the alternative to renew or extend our existing senior secured credit facility or to enter into a new credit facility to replace the existing senior secured credit facility could be impaired if market conditions worsen. In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. We can make no assurances that we will be able to refinance or otherwise retire our 7% senior subordinated notes prior to November 1, 2013, and if we are unable to do so, that we will be able to enter into a new credit facility or renew or extend our existing senior secured credit facility, or whether any such credit facility will be available under acceptable terms. Failure to obtain sufficient financing or financing on acceptable terms would constrain our ability to operate our business and to continue our development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

        From time to time we may commence construction projects at our properties. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects. On December 1, 2010, the Missouri Gaming Commission selected our proposed Cape Girardeau Project for prioritization for the 13th and final gaming license in the State of Missouri. The Cape Girardeau Project is expected to include approximately 1,000 slot machines, 28 table games, 3 restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center at an estimated cost of $125 million. On April 14, 2011, our project at the Nemacolin Woodlands Resort was selected by the Pennsylvania Gaming Control Board for the final Category 3 resort gaming license. We had previously entered into an agreement with Nemacolin to complete the build-out of the casino space and provide management services to the casino. The Nemacolin project is expected to include 600 slot machines, 28 table games, a casual dining restaurant and lounge. We currently estimate the project cost at approximately $50 million and expect to be complete within nine months of the commencement of construction. The anticipated costs and construction periods for the Cape Girardeau Project, the Nemacolin Project and other projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

         If we construct the Cape Girardeau Project and we are not granted gaming licenses, our financial condition could be materially adversely affected.

        On December 1, 2010, the Missouri Gaming Commission selected our proposed Cape Girardeau Project for prioritization for the 13th and final gaming license in the State of Missouri. As a participant in this process, our subsidiary IOC-Cape Girardeau LLC applied for a Class B Riverboat Gaming License in Missouri. The decision by the Missouri Gaming Commission to prioritize its casino development does not provide IOC-Cape Girardeau LLC with any license to open the casino once developed or any assurance that such a license will be granted. The Class B license required for IOC-Cape Girardeau LLC to operate its proposed gaming facility cannot be granted by the Missouri Gaming Commission until the gaming facility development is substantially complete and ready to accept patrons. The grant of this license would be subject to numerous conditions as described in "Description of Government Regulations—Missouri" in Exhibit 99.1 to this Annual Report on Form 10-K for the fiscal year ended April 24, 2011. If, as a result of these regulatory conditions or otherwise, we are unable to receive the gaming license after we construct the Cape Girardeau Project, our financial condition could be materially adversely affected.

         If we are not licensed in Pennsylvania in connection with the proposed resort casino at Nemacolin Woodlands Resort or if our management agreement is not approved in its current form or if either of these matters are materially delayed, we may not manage the casino or the terms upon which we manage may be less favorable to us.

        On April 14, 2011, the Pennsylvania Gaming Control Board (the "PGCB") awarded a Category 3 slot machine license to Woodlands Fayette, LLC for a resort casino at the Nemacolin Woodlands Resort in Fayette County, Pennsylvania. Although we have a management agreement with Woodlands Fayette to manage the proposed casino, we have not yet been licensed by the PGCB in connection with the casino project, nor has the management agreement been approved by the PGCB. There is no guaranty that we will be approved or that the management agreement will be approved in its current form. Further, the award of the license to Woodlands Fayette is subject to a 30-day appeal period which ends on June 20, 2011. Any such appeals would be made directly to the Pennsylvania Supreme Court and could take a significant period of time before a ruling is made by the court. If such an appeal is filed, it is possible that the PGCB will refrain from most, if not all, rulings regarding the casino project during the pendency of such appeal, including our licensure and approval of the management agreement.

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

         We are effectively controlled by members of the Goldstein Family and their decisions may differ from those that may be made by other stockholders.

        Robert S. Goldstein, our Vice Chairman of the Board, and Jeffrey D. Goldstein and Richard A. Goldstein, two of our directors, and various family trusts associated with members of the Goldstein family and entities associated with certain members of the Goldstein family, (collectively the "Goldstein Parties") directly and indirectly collectively own and control approximately 42.6% of our common stock as of April 24, 2011.

        The Goldstein Parties have substantial control over the election of our board of directors and the outcome of the vote on substantially all other matters, including amendment of our amended and restated certificate of incorporation, amendment of our by-laws and significant corporate transactions, such as the approval of a merger or other transactions involving a sale of the Company. Such substantial control may have the effect of discouraging transactions involving an actual or potential change of control, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock. The interests of the Goldstein Parties may differ from those of our other stockholders.

         Our amended and restated certificate of incorporation contains provisions that could delay and discourage takeover attempts that stockholders may consider favorable.

        Certain provisions of our amended and restated certificate of incorporation may make it more difficult or prevent a third party from acquiring control of us, including:

  •
  we may not, until the Supermajority Expiration Time (as defined below), without the affirmative vote of the holders of at least 66 2/3% of the Company's voting power, voting as a single class, authorize, adopt or approve certain extraordinary corporate transactions; and

  •
  the classification of our board of directors and staggered three-year terms of service for each class of directors.

        "Supermajority Expiration Time" means the first to occur of (i) the Goldstein Group ceasing to hold common stock of the Company representing at least 22.5% of our outstanding common stock, not including any shares of Class B common stock or shares of common stock issued upon conversion of any preferred stock and (ii) April 8, 2021. The "Goldstein Group" means Robert S. Goldstein, our Vice Chairman, and Jeffrey D. Goldstein and Richard A. Goldstein, two of our directors, spouses, children and grandchildren of certain members of the Goldstein family and entities associated with certain members of the Goldstein family.

        These provisions may make mergers, acquisitions, tender offers, the removal of management and certain other transactions more difficult or more costly and could discourage or limit stockholder participation in such types of transactions, whether or not such transactions are favored by the stockholders. The provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us. Any of these factors could reduce the price of our common stock.

         We have a history of fluctuations in our operating income (losses) from continuing operations, and we may incur additional operating losses from continuing operations in the future. Our operating results could fluctuate significantly on a periodic basis.

        We earned income from continuing operations of $1.1 million in fiscal 2011 and sustained a (loss) from continuing operations of $(1.5) million in fiscal 2010. Companies with fluctuations in income (loss) from continuing operations often find it more challenging to raise capital to finance improvements in their businesses and to undertake other activities that return value to their stockholders. In addition, companies with operating results that fluctuate significantly on a quarterly or annual basis experience increased volatility in their stock prices in addition to difficulties in raising capital. We cannot assure you that we will not have fluctuations in our income (losses) from continuing operations in the future, and should that occur, that we would not suffer adverse consequences to our business as a result, which could decrease the value of our common stock.

         Inclement weather and other conditions could seriously disrupt our business and have a material, adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions and other disasters. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado. We cannot be sure that the proceeds from any future insurance claim will be sufficient to compensate us if one or more of our casinos experience a closure.

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

  Biloxi

        We lease the real estate upon which some of our land-based facilities, including the casino, are located from the City of Biloxi and the Mississippi Secretary of State at current annual rent of $595,508 per year, plus 3% of our Biloxi property's gross gaming revenues, net of state and local gaming taxes and fees, in excess of $25.0 million. The lease terminates on July 1, 2014, but it is renewable at our option for four additional terms of five years each and one more option renewal term, concluding on January 31, 2034, subject to rent increases based on the CPI, limited to 6% for each renewal period.

        In April 1994, in connection with the construction of a hotel, we entered into a lease for additional land adjoining our Biloxi property. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of 25 years, with options to renew for six additional terms of ten years each and a final option period concluding December 31, 2085. Current annual rent is $665,500 plus 4% of gross non-gaming revenues, as defined in the lease, and renewals are subject to rent increases based on the CPI. The annual rent is adjusted after each five-year period based on increases in the CPI, limited to a 10% increase in any five-year period.

        In August 2002, we entered into a lease for two additional parcels of land adjoining our property and the hotel. On the parcel adjoining the Biloxi property, we constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. We have constructed a 400-room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, we may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease was $3.8 million for lease year ending July 31, 2010, and estimated to be $3.8 million for the lease year ending July 31, 2011. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

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

  Vicksburg

        We own approximately 60 acres in Vicksburg, Mississippi which are used in connection with the operations of our Vicksburg property.

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

  Bettendorf

        We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of our Bettendorf property. We also operate under a long-term lease with the City of Bettendorf, the QC Waterfront Convention Center that is adjacent to our new hotel tower. Future minimum payments associated with the convention center are approximately $1.1 million per year. We also lease approximately eight acres of land on a month-to-month basis from an entity owned by members of the Goldstein family, including Robert S. Goldstein, our Vice Chairman of the Board and Jeffrey D. Goldstein and Richard A. Goldstein, directors of our company, which we utilize for parking. The initial term of the lease expires 60 days after written notice is given to either party and rent under the lease is currently $60,000 annually. We terminated a lease for warehouse space in January 2010 with the same entity.

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

  Waterloo

        We own approximately 54 acres of land in Waterloo, Iowa used in connection with the operation of our Waterloo property. We also entered into a three-year lease agreement for 17,517 square feet of warehouse space. Rent under this lease is currently $5,021 per month.

  Isle-Black Hawk

        We own approximately 10 acres of land in Black Hawk, Colorado for use in connection with our Black Hawk operations. The property leases an additional parcel of land adjoining the Isle-Black Hawk where the Lady Luck Hotel and parking are located. This lease is for an initial term of nine years with options to renew for 18 additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is currently $1.85 million indexed to correspond to any rise or fall in the CPI at one-year intervals, not to exceed a 3% increase or decrease from the previous year's rate.

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

ITEM 3.    LEGAL PROCEEDINGS

        Our wholly owned subsidiary, Lady Luck Gaming Corporation, and several joint venture partners have been defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action.

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

        In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece's appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has tentatively been scheduled for October 2011.

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 24, 2011, we have accrued an estimated liability including interest of $11.7 million. Our accrual is based upon management's estimate of the original claim by the plaintiffs for lost payments. We continue to accrue interest on the asserted claim. We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

        We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi ("RCM"), are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and scheduled a hearing for damages. The hearing is currently scheduled for September 2011 and Silver Land has asserted damages of approximately $2.4 million plus interest from the original judgment date in January 2011. The outcome of this matter is still in doubt and cannot be predicated with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted by Silver Land in this matter. After damages are assessed, we plan to appeal the judgment of the circuit court and we believe it is more likely than not we will obtain a favorable ruling on appeal.

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

	High	Low
First Quarter (through June 13, 2011)	$9.73	$7.89
Fiscal Year Ending April 24, 2011
Fourth Quarter	$9.89	$8.85
Third Quarter	11.16	7.80
Second Quarter	8.95	6.66
First Quarter	12.41	8.37
Fiscal Year Ending April 25, 2010
Fourth Quarter	$11.81	$7.28
Third Quarter	9.41	7.21
Second Quarter	12.25	9.75
First Quarter	13.78	8.65
  ii.
  Holders of Common Stock.    As of June 13, 2011, there were approximately 1,344 holders of record of our common stock.

  iii.
  Dividends.    We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of our company. In addition, our senior secured credit facility and the indentures governing our 7% senior subordinated notes and our 7.75% senior notes limit our ability to pay dividends. See "Item 8—Financial Statements and Supplementary Data—Isle of Capri Casinos, Inc.—Notes to Consolidated Financial Statements—Note 8." Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations would generate the funds needed to declare a cash dividend or that we would have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may further prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1—Business—Governmental Regulations."

(b)
Issuance of Unregistered Securities

        None.

(c)
Purchases of our Common Stock

        We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares. To date we have purchased 4,895,792 shares of common stock under these programs. These programs have no approved dollar amount, nor expiration dates. No purchases were made during the fiscal year ended April 24, 2011.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Isle of Capri Casinos, Inc., the NASDAQ Composite Index
and the Dow Jones US Gambling Index

*
$100 invested on 4/30/06 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright© 2011 Dow Jones & Co. All rights reserved.

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

	Fiscal Year Ended(1)
	April 24, 2011	April 25, 2010	April 26, 2009	April 27, 2008	April 29, 2007
	(dollars in millions, except per share data)
Statement of Operations
Revenues:
Casino	$1,036.5	$1,013.4	$1,055.7	$1,092.3	$991.4
Rooms	40.3	43.0	46.4	49.5	49.6
Food, beverage, pari-mutuel and other	134.7	135.0	138.6	150.1	145.6
Hurricane and other insurance recoveries	—	—	62.9	0.4	2.8

Gross revenues	1,211.5	1,191.4	1,303.6	1,292.3	1,189.4
Less promotional allowances	(206.5)	(191.6)	(195.6)	(200.9)	(214.1)

Net revenues	1,005.0	999.8	1,108.0	1,091.4	975.3
Operating expenses:
Casino	158.6	153.8	151.6	151.1	154.2
Gaming taxes	250.1	262.2	269.9	285.4	213.7
Rooms	9.8	10.9	12.3	12.5	10.6
Food, beverage, pari-mutuel and other	45.0	44.8	51.5	57.0	44.6
Marine and facilities	60.5	61.5	64.4	65.5	58.5
Marketing and administrative	253.4	253.1	256.2	270.1	256.4
Corporate and development	42.7	46.8	41.3	47.3	56.1
Expense recoveries and other charges, net	—	(6.8)	36.1	6.5	7.8
Hurricane and other insurance recoveries	—	—	(32.3)	(1.8)	—
Preopening	—	—	—	3.7	11.4
Depreciation and amortization	89.0	109.5	122.5	128.9	96.7

Total operating expenses	909.1	935.8	973.5	1,026.2	910.0

Operating income	95.9	64.0	134.5	65.2	65.3
Interest expense	(91.9)	(75.4)	(92.0)	(106.8)	(88.1)
Interest income	1.9	1.8	2.1	3.2	7.0
Other	(1.2)	(0.3)	—	—	—
Gain (loss) on early extinguishment of debt	—	—	57.7	(15.3)	—

Income (loss) from continuing operations before income taxes and including noncontolling interest	4.7	(9.9)	102.3	(53.7)	(15.8)
Income tax benefit (provision)	(3.6)	8.4	(41.1)	20.9	0.8

Income (loss) from continuing operations including noncontrolling interest	1.1	(1.5)	61.2	(32.8)	(15.0)
Income (loss) from discontinued operations, net of income taxes	3.4	(1.8)	(17.6)	(59.2)	13.9

Net income (loss) including noncontolling interest	4.5	(3.3)	43.6	(92.0)	(1.1)
Less net income (loss) attributable to the nocontrolling interest	—	—	—	(4.9)	(3.5)

Net income (loss) attributable to common stockholders	$4.5	$(3.3)	$43.6	$(96.9)	$(4.6)

Income (loss) per common share attributable to common stockholders
Basic
Income (loss) from continuing operations	$0.03	$(0.05)	$1.95	$(1.24)	$(0.61)
Income (loss) from discontinued operations	0.10	(0.05)	(0.56)	(1.92)	0.46

Net Income (loss)	$0.13	$(0.10)	$1.39	$(3.16)	$(0.15)

Diluted
Income (loss) from continuing operations	$0.03	$(0.05)	$1.95	$(1.24)	$(0.61)
Income (loss) from discontinued operations	0.10	(0.05)	(0.56)	(1.92)	0.46

Net Income (loss)	$0.13	$(0.10)	$1.39	$(3.16)	$(0.15)

	Fiscal Year Ended(1)
	April 24, 2011	April 25, 2010	April 26, 2009	April 27, 2008	April 29, 2007
	(dollars in millions, except per share data)
Other Data:
Net cash provided by (used in):
Operating activities	$123.7	$106.4	$190.6	$133.4	$70.9
Investing activities	(144.6)	(31.0)	(27.9)	(302.4)	(197.3)
Financing activities	28.1	(104.0)	(157.2)	72.5	193.5
Capital expenditures	(58.6)	(27.7)	(58.6)	(190.5)	(451.4)
Balance Sheet Data:
Cash and cash equivalents	$75.2	$68.1	$96.7	$91.8	$188.1
Total assets	1,733.9	1,674.8	1,782.7	1,974.2	2,075.7
Long-term debt, including current portion	1,192.6	1,200.9	1,301.1	1,507.3	1,418.0
Stockholders' equity	309.0	240.2	228.4	188.0	281.8
Operating Data:
Number of slot machines	14,947	14,579	15,373	15,393	14,121
Number of table games	375	368	369	387	324
Number of hotel rooms	3,078	3,079	3,104	3,107	2,674
Number of parking spaces	21,782	20,696	22,290	21,229	19,484

(1)
Our fiscal year ended April 30, 2006 includes 53 weeks while all other fiscal years include 52 weeks. The results reflect Lucaya, Blue Chip, Coventry, Bossier City and our previous Vicksburg properties as discontinued operations. We opened new casino operations in Pompano, Florida and Waterloo, Iowa in April 2007 and June 2007, respectively. We acquired our casino operations in Caruthersville, Missouri in June 2007. We acquired our current casino operations in Vicksburg, Mississippi in June 2010.

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

        Significant Accomplishments Impacting Current and Future Operations—During the fiscal year ended April 24, 2011, we completed several significant accomplishments as follows:

  Acquisition

          Acquisition of Rainbow Casino—We acquired Rainbow Casino—Vicksburg Partnership, L.P. ("Rainbow") located in Vicksburg, Mississippi on June 8, 2010 acquiring 100% of the partnership interests for $76.2 million and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010. The acquisition was funded by borrowings from our senior secured credit facility.

  Capital Transactions

          Equity Offering—During January 2011, we completed the sale of 5.3 million shares of common stock generating net proceeds of $51.2 million. Proceeds from our equity offering have been used to repay long-term debt.

          Senior Notes—On March 7, 2011, we issued $300 million of 7.75% senior notes due 2019. Proceeds from this debt issuance were used to repay borrowings under our senior secured credit facility.

          Senior Secured Credit Facility—On March 25, 2011, we amended our senior secured credit facility. Following this amendment, our credit facility totals $800 million, consisting of a $300 million revolving line of credit and a $500 million term loan. The credit facility matures on November 1, 2013, or if the 7% senior subordinated notes are refinanced on or prior to that date, the revolving line of credit matures on March 25, 2016 and the term loan matures on March 25, 2017.

          These equity and debt transactions have resulted in a reduction in our total debt, extension of our maturities and provide borrowing capacity to fund current and future capital expenditures for both our existing properties and for our development projects.

          Development Activities

          Cape Girardeau—On December 1, 2010, our proposed casino in Cape Girardeau, Missouri was selected by the Missouri Gaming Commission for prioritization for the 13th and final gaming license in the State of Missouri. We had previously entered into a development agreement with the City of Cape Girardeau. The project is expected to include 1,000 slot machines, 28 table games, three restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center. We currently estimate the cost of the project at approximately $125 million with $13.0 million spent through April 24, 2011. We anticipate opening by the end of calendar 2012.

          Nemacolin—On April 14, 2011, our proposed project at the Nemacolin Woodlands Resort was selected by the Pennsylvania Gaming Control Board for the final category 3 gaming license in Pennsylvania. We had previously entered into an agreement with Nemacolin to complete the build-out of the casino space and provide management services of the casino. The casino is expected to include 600 slot machines, 28 table games, a casual dining restaurant and lounge. We will pay an annual fee to the resort owner and in return will receive a management fee equal to the EBITDA of the casino after payment of the fee to Nemacolin. We currently estimate the cost of the project at approximately $50 million and expect to be complete within nine months of the commencement of construction. The award of the license to Nemacolin is subject to a 30-day appeal period, which ends on June 20, 2011, and the obtainment of a management license.

        Operating Results—Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and giving consideration to the following:

          Items Impacting Income (Loss) from Continuing Operations—Significant items impacting our income (loss) from continuing operations during the fiscal years ended April 24, 2011, April 25, 2010 and April 26, 2009 are as follows:

            Florida Gaming Law Changes—Effective July 1, 2010, the state portion of gaming taxes applicable to our Pompano property was reduced from 50% to 35% of gaming revenues. Additionally, this legislation removed poker betting limits and allowed us to expand our poker hours from 12 hours per day to 18 hours per day Monday through Thursday and 24 hours per day on Friday through Sunday. Our casino revenues and gaming taxes reflect the favorable impact of these changes in state gaming laws.

            Increased Competition—The opening of a new hotel in October 2009 by a competitor in Black Hawk, Colorado has had a negative impact on our Black Hawk, Colorado property.

            Expense Recoveries and Other Charges, net—During fiscal 2010, we recorded an other expense reduction of $6.8 million representing the discounted value of a receivable for reimbursement of development costs expensed in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following our assessment of collectability.

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

            Hurricane and Other Insurance Recoveries, net—Our insurance recoveries for fiscal 2009 include $92.2 million relating to the final settlement of our Hurricane Katrina claim at our Biloxi property and other insurance recoveries.

            Gain (Loss) on Early Extinguishment of Debt—During fiscal 2009, we retired $142.7 million of our senior subordinated notes, through a tender offer, for a cash payment of $82.8 million utilizing the proceeds from our Hurricane Katrina settlement and repaid

    $35.0 million of our variable rate term loans as required under our senior secured credit facility. After expenses related to the elimination of deferred financing costs and transactions costs, we recognized a net pretax gain of $57.7 million related to these transactions.

            Discontinued Operations—Discontinued operations include the results of our international operations including our former Blue Chip, Grand Bahamas and Coventry casino operations. During fiscal 2010, we completed the sale of our Blue Chip casino properties under a plan of administration and have no continuing involvement in its operation. During fiscal 2009, we recorded a $1.4 million charge to reduce the Blue Chip assets held for sale to their estimated fair value. During fiscal 2011 we recognized a gain of $2.7 million, including tax benefits of $1.2 million, upon completion of the administration process. We also recognized in fiscal 2011 a tax benefit of $0.8 million in discontinued operations representing the resolution of previously unrecognized tax positions following the completion of certain federal tax reviews.

            On April 23, 2009, we completed the sale of our assets and terminated our lease of Arena Coventry Convention Center relating to our casino operations in Coventry, England. Our lease termination costs and other expenses, net of cash proceeds from our assets sales, resulted in a pretax charge of $12.0 million recorded in fiscal 2009 related to our discontinued Coventry operations.

            The exit from our Grand Bahamas casino operations was substantially completed during November 2009.

            Flooding—Due to flooding along the Mississippi River, certain of our properties have been closed during fiscal 2011 and subsequent to our fiscal 2011 year-end. Our Davenport property closed on April 15, 2011, 10 days prior to our fiscal year end and did not reopen until May 1, 2011. Subsequent to year end our Caruthersville and Vicksburg properties were closed for 13 and 17 days respectively. Our Lula property closed on May 3, 2011 and partially reopened on June 3, 2011. Our Natchez property closed on May 7, 2011 and will remain closed until the Mississippi River recedes further. While we maintain insurance coverage subject to various deductibles, recognition of certain business interruption insurance proceeds are contingent upon filing and settlement of our insurance claims in future periods.

  Results of Operations

        Our results of continuing operations for the fiscal years ended April 24, 2011, April 25, 2010 and April 26, 2009 reflect the consolidated operations of all of our subsidiaries. Our former international operations, consisting of Coventry, Blue Chip and Lucaya are presented as discontinued operations. The results for our fiscal year 2009 have been reclassified to reflect the classification of all international operations as discontinued operations as well as to conform our financial presentation to our current year financial statement format. Our Lucaya operations were classified as discontinued operations in the third quarter of fiscal 2010, and our Coventry and Blue Chip Casino operations were classified as discontinued operations in the fourth quarter of fiscal 2009.

        Our fiscal year ends on the last Sunday in April. This fiscal year convention creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. The fiscal years ended April 24, 2011, April 25, 2010 and April 26, 2009 were all 52-week years.

ISLE OF CAPRI CASINOS, INC.

(In thousands)

	Net Revenues Fiscal Year Ended			Operating Income (Loss) Fiscal Year Ended
(in thousands)	April 24, 2011	April 25, 2010	April 26, 2009	April 24, 2011	April 25, 2010	April 26, 2009
Mississippi
Biloxi	$68,335	$72,602	$83,880	$(6,011)	$(8,306)	$(7,952)
Natchez	30,787	32,826	37,023	7,591	8,868	10,811
Lula	67,340	68,147	70,985	12,471	10,692	11,498
Vicksburg(1)	27,935			4,188

Mississippi Total	194,397	173,575	191,888	18,239	11,254	14,357
Louisiana
Lakes Charles	131,214	139,423	152,112	13,638	13,317	22,041
Missouri
Kansas City	77,710	76,815	74,435	14,619	13,717	10,369
Boonville	78,776	77,759	78,582	22,670	21,125	20,737
Caruthersville	33,696	32,685	31,579	3,909	3,853	1,638

Missouri Total	190,182	187,259	184,596	41,198	38,695	32,744
Iowa
Bettendorf	79,003	79,527	91,661	13,386	12,624	20,090
Davenport	43,651	48,075	49,005	8,171	10,494	10,351
Marquette	27,397	27,176	29,875	3,780	1,330	3,705
Waterloo	83,197	81,261	80,544	17,953	11,614	11,377

Iowa Total	233,248	236,039	251,085	43,290	36,062	45,523
Colorado
Black Hawk	115,482	126,140	123,382	10,993	14,891	14,688
Florida
Pompano	138,704	135,998	142,672	12,030	(6,951)	(6,434)
Insurance recoveries(2)	—	—	61,845	—	—	94,073
Expense recoveries and other charges, net(3)	—	—	—	—	6,762	(36,125)
Corporate and other	1,768	1,402	455	(43,468)	(49,974)	(46,335)

From continuing operations	$1,004,995	$999,836	$1,108,035	$95,920	$64,056	$134,532

Note: This table excludes our international properties which have been classified as discontinued operations.

(1)
Reflects results since the June 2010 acquisition effective date.

(2)
Insurance recoveries include business interruption proceeds of $62,932, included in net revenues in fiscal 2009. $61,845 of this amount relates to settlement for events that occurred prior to fiscal 2009 (primarily Hurricane Katrina)

(3)
Expense recoveries and other charges include expense recoveries, valuations and other charges. See Executive Overview—Expense Recoveries and Other Charges, net for a detailed discussion of such items.

  Fiscal 2011 Compared to Fiscal 2010

  Revenues

        Revenues for the fiscal years 2011 and 2010 are as follows:

	Fiscal Year Ended
(in thousands)	April 24, 2011	April 25, 2010	Variance	Percentage Variance
Revenues:
Casino	$1,036,538	$1,013,386	$23,152	2.3%
Rooms	40,271	43,007	(2,736)	(6.4)%
Food, beverage, pari-mutuel and other	134,725	134,994	(269)	(0.2)%
Gross revenues	1,211,534	1,191,387	20,147	1.7%
Less promotional allowances	(206,539)	(191,551)	(14,988)	(7.8)%

Net revenues	$1,004,995	$999,836	5,159	0.5%

        Casino Revenues—Casino revenues increased $23.2 million, or 2.3%, in fiscal 2011 compared to fiscal 2010. For fiscal 2011, casino revenues increased $8.9 million at our Pompano property, and included $36.8 million from our Vicksburg casino. These increases were offset by decreased casino revenues at our Black Hawk and Quad Cities properties of $15.2 million reflecting the impact of competition and a decrease at our Lake Charles, Lula, Natchez and Biloxi properties of approximately $13.5 million primarily due to current economic conditions. Our other properties combined for a net increase of $6.2 million in casino revenues.

        Rooms Revenue—Rooms revenue decreased $2.7 million, or 6.4%, in fiscal 2011 compared to fiscal 2010. The majority of this decrease has occurred at our Black Hawk property where we have experienced declines in both room rates and occupancy following the opening of a competitor's new hotel during October 2009 and at our Biloxi property where market and economic conditions resulted in reduced overall hotel room rates.

        Pari-mutuel, Food, Beverage and Other Revenues —Pari-mutuel, food, beverage and other revenues decreased $0.3 million, or 0.2%, in fiscal 2011 compared to fiscal 2010. Food, beverage and other revenues for fiscal 2011 included $2.3 million from our recently acquired Vicksburg casino.

        Promotional Allowances—Promotional allowances increased $15.0 million, or 7.8%, in fiscal 2011 compared to fiscal 2010. Promotional allowances for fiscal 2011 included $11.1 million from our Vicksburg casino. At our existing properties, changes in our promotional allowances reflect revisions to our marketing plans as a result of competitive factors, economic conditions and regulations.

  Operating Expenses

        Operating expenses for the fiscal years 2011 and 2010 are as follows:

	Fiscal Year Ended
(in thousands)	April 24, 2011	April 25, 2010	Variance	Percentage Variance
Operating expenses:
Casino	$158,580	$153,838	$4,742	3.1%
Gaming taxes	250,102	262,241	(12,139)	(4.6)%
Rooms	9,793	10,845	(1,052)	(9.7)%
Food, beverage, pari-mutuel and other	44,943	44,760	183	0.4%
Marine and facilities	60,485	61,507	(1,022)	(1.7)%
Marketing and administrative	253,423	253,097	326	0.1%
Corporate and development	42,709	46,750	(4,041)	(8.6)%
Expense recoveries and other charges, net	—	(6,762)	6,762	(100.0)%
Hurricane and other insurance recoveries	—	—	—	N/M
Depreciation and amortization	89,040	109,504	(20,464)	(18.7)%

Total operating expenses	$909,075	$935,780	(26,705)	(2.9)%

        Casino—Casino operating expenses increased $4.7 million, or 3.1% for fiscal 2011 compared to fiscal 2010. Excluding casino costs of $4.8 million incurred by our Vicksburg casino, our casino costs would have decreased $0.1 million. This net change in casino operating expenses reflects net cost reductions in casino expense at most of our properties offset by a slight increase in casino expenses at our Pompano property following the expansion of gaming hours effective July 1, 2010.

        Gaming Taxes—State and local gaming taxes decreased $12.1 million, or 4.6% for fiscal 2011 compared to fiscal 2010. Reductions in gaming taxes for fiscal 2011 reflect the decrease in state gaming taxes at our Pompano facility from 50% to 35% effective July 1, 2010 and changes in the mix of our gaming revenues derived from states with different gaming tax rates. Gaming taxes for fiscal 2011 included $3.2 million from our Vicksburg casino.

        Rooms—Rooms expenses decreased by $1.1 million or 9.7% in fiscal 2011 compared to fiscal 2010. This decrease in rooms expense is reflective of a 6.4% reduction in our hotel revenues for fiscal 2011, respectively, as compared to fiscal 2010.

        Pari-mutuel, Food, Beverage and Other—Pari-mutuel, food, beverage and other expenses were relatively flat for fiscal 2011 compared to fiscal 2010. Excluding food beverage and other costs of $1.1 million incurred by our Vicksburg casino, our food, beverage and other expenses would have decreased $0.9 million.

        Marine and Facilities—Marine and facilities expenses decreased $1.0 million, or 1.7% for fiscal 2011 compared to fiscal 2010. Excluding marine and facility costs of $1.4 million incurred by our acquired Vicksburg casino, our marine and facility costs would have decreased $2.4 million. This decrease includes reductions in facility costs across most properties as we continue to focus on cost reductions efforts.

        Marketing and Administrative—Marketing and administrative expenses increased $0.3 million, or 0.1% for fiscal 2011 compared to fiscal 2010. Excluding marketing and administrative costs of $8.6 million incurred by our Vicksburg casino, our marketing and administrative costs would have decreased $8.3 million. These decreases reflect reductions in our operating cost to align such expenditures with changes in visitation and spend per visit by our customers.

        Corporate and Development—During fiscal 2011, our corporate and development expenses were $42.7 million compared to $46.8 million for fiscal 2010. The net decrease in corporate and development expense reflects decreases in insurance costs and incentive compensation. Corporate and development expenses for fiscal 2011 include financing related costs of $4.0 million and development and acquisition costs of $4.0 million. In fiscal 2010 we incurred $1.8 million in costs related to an amendment of our senior credit facility.

        Depreciation and Amortization—Depreciation and amortization expense for fiscal 2011 compared to fiscal 2010 decreased $20.5 million, primarily due to certain assets becoming fully depreciated offset by depreciation at Vicksburg of $4.6 million.

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative expense, income tax (provision) benefit and income from discontinued operations, net of income taxes for the fiscal years 2011 and 2010 are as follows:

	Fiscal Year Ended
(in thousands)	April 24, 2011	April 25, 2010	Variance	Percentage Variance
Interest expense	$(91,934)	$(75,434)	$(16,500)	21.9%
Interest income	1,916	1,833	83	4.5%
Derivative expense	(1,214)	(370)	(844)	N/M
Income tax (provision) benefit	(3,600)	8,374	(11,974)	(143.0)%
Income (loss) from discontinued operations, net of income taxes	3,452	(1,732)	5,184	(299.3)%

        Interest Expense—Interest expense increased $16.5 million, or 21.9%, in fiscal 2011 compared to fiscal 2010 primarily due increased interest rates on borrowings under our senior secured credit facility following our amendment of this facility during the fourth quarter of fiscal 2010 and higher outstanding borrowings following our acquisition of Vicksburg casino during June 2010. Fiscal 2011 interest expense includes a $3.2 million write-off of deferred financing costs as a result of the amendment of our senior secured credit facility during the fourth quarter and a $8.5 million decrease in interest associated with our interest rate swaps as certain of our swaps have matured.

        Income Tax (Provision) Benefit—Our income tax (provision) benefit from continuing operations and our effective income tax rate have been impacted by our state income taxes and our income for financial statement purposes as well as our percentage of permanent and other items in relation to our income or loss. During fiscal 2010, our effective income tax rate was also impacted by our settlement of certain tax liabilities for $4.7 million less than our estimated accrual.

  Fiscal 2010 Compared to Fiscal 2009

  Revenues

        Revenues for the fiscal years 2010 and 2009 are as follows:

	Fiscal Year Ended
(in thousands)	April 25, 2010	April 26, 2009	Variance	Percentage Variance
Revenues:
Casino	$1,013,386	$1,055,694	$(42,308)	(4.0)%
Rooms	43,007	46,380	(3,373)	(7.3)%
Food, beverage, pari-mutuel and other	134,994	138,632	(3,638)	(2.6)%
Hurricane and other insurance recoveries	—	62,932	(62,932)	N/M

Gross revenues	1,191,387	1,303,638	(112,251)	(8.6)%
Less promotional allowances	(191,551)	(195,603)	4,052	2.1%

Net revenues	$999,836	$1,108,035	(108,199)	(9.8)%

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

  Operating Expenses

        Operating expenses for the fiscal years 2010 and 2009 are as follows:

	Fiscal Year Ended
(in thousands)	April 25, 2010	April 26, 2009	Variance	Percentage Variance
Operating expenses:
Casino	$153,838	$151,610	$2,228	1.5%
Gaming taxes	262,241	269,928	(7,687)	(2.8)%
Rooms	10,845	12,306	(1,461)	(11.9)%
Food, beverage, pari-mutuel and other	44,760	51,462	(6,702)	(13.0)%
Marine and facilities	61,507	64,368	(2,861)	(4.4)%
Marketing and administrative	253,097	256,210	(3,113)	(1.2)%
Corporate and development	46,750	41,331	5,419	13.1%
Expense recoveries and other charges, net	(6,762)	36,125	(42,887)	(118.7)%
Hurricane and other insurance recoveries	—	(32,277)	32,277	N/M
Depreciation and amortization	109,504	122,440	(12,936)	(10.6)%

Total operating expenses	$935,780	$973,503	(37,723)	(3.9)%

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

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative expense, gain on early extinguishment of debt, income tax (provision) benefit and income from discontinued operations, net of income taxes for the fiscal years 2010 and 2009 are as follows:

	Fiscal Year Ended
(in thousands)	April 25, 2010	April 26, 2009	Variance	Percentage Variance
Interest expense	$(75,434)	$(92,065)	$16,631	(18.1)%
Interest income	1,833	2,112	(279)	(13.2)%
Derivative expense	(370)	—	(370)	N/M
Gain on early extinguishment of debt	—	57,693	(57,693)	N/M
Income tax (provision) benefit	8,374	(41,039)	49,413	(120.4)%
Loss from discontinued operations, net of income taxes	(1,732)	(17,658)	15,926	(90.2)%

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

  Liquidity and Capital Resources

        Cash Flows from Operating Activities—During fiscal 2011, we generated $123.7 million in cash flows from operating activities compared to generating $106.4 million during fiscal 2010. The increase in cash flows from operating activities is primarily due to increased income from operations and a $4.2 million decrease in our income tax receivable.

        Cash Flows used in Investing Activities—During fiscal 2011 we used $144.6 million for investing activities compared to using $31.0 million during fiscal 2010. Significant investing activities during fiscal 2011 included the purchase of the Rainbow Casino in Vicksburg, Mississippi for $76.2 million, capital expenditures of $58.6 million, including $13.3 million relating to Cape Girardeau and Nemacolin, and increases in restricted cash and investments at our captive insurance company by $9.5 million to fund insurance reserves in lieu of providing letters of credit. Significant investing activities during fiscal 2010 included the purchase of property and equipment for $27.7 million and payment of $4.0 million towards our Waterloo gaming license.

        Cash Flows used by Financing Activities—During fiscal 2011 our net cash flows provided by financing activities were $28.1 million primarily comprised of:

  •
  Net proceeds from our common stock offering of $51.2 million;

  •
  Net proceeds from the issuance of our 7.75% senior notes of $297.8 million;

  •
  Net reductions in our Senior Secured Credit Facility of $306.1 million; and

  •
  Payment of $14.8 million in deferred financing costs associated with the issuance of our 7.75% senior notes and amendment of our senior secured credit facility.

        During fiscal year ended 2010 our net cash flows used by financing activities were $104.0 million primarily comprised of:

  •
  Repayment of $8.4 million of our senior secured term loans;

  •
  Net repayments of $90.5 million under our revolving credit agreement; and

  •
  Payment of $3.9 million in deferred financing costs associated with the amendment of our senior secured credit facility.

        Availability of Cash and Additional Capital—At April 24, 2011, we had cash and cash equivalents of $75.2 million and marketable securities of $22.2 million. As of April 24, 2011, we had $33.0 million in borrowings under our revolving credit and $500.0 million in term loans outstanding under our senior secured credit facility. Our net line of credit availability at April 24, 2011 was approximately $175 million as limited by our leverage ratio.

        Capital Expenditures and Development Activities—As part of our business development activities, historically we have entered into agreements which have resulted in the acquisition or development of businesses or assets. These business development efforts and related agreements typically require the expenditure of cash, which may be significant. The amount and timing of our cash expenditures relating to development activities may vary based upon our evaluation of current and future development opportunities, our financial condition and the condition of the financing markets. Our development activities are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.

        On December 1, 2010, our proposed casino in Cape Girardeau, Missouri was selected by the Missouri Gaming Commission for prioritization for the 13th and final gaming license in the State of Missouri. We had previously entered into a development agreement with the City of Cape Girardeau.

The project is expected to include 1,000 slot machines, 28 table games, three restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center. We currently estimate the cost of the project at approximately $125 million with an anticipated opening date by the end of calendar 2012. At April 24, 2011, we have incurred capital expenditures, including capitalized interest, of $13.0 million.

        On April 14, 2011, our proposed casino in Nemacolin, Pennsylvania was selected by the Pennsylvania Gaming Control Board. We have entered into a development and management agreement with Namacolin Woodlands resort to build and operate a casino with 600 slot machines and 28 table games. We expect to begin construction later this summer and to open approximately nine months thereafter. The award of the license to Nemacolin is subject to a 30-day appeal period which ends on June 20, 2011 and the obtainment of a management license. We currently estimate the cost of the project at approximately $50 million. At April 24, 2011, we have incurred capital expenditures, including capitalized interest, of $0.3 million.

        Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. In fiscal 2012, we plan to invest approximately $90 million to $100 million in project capital in our Cape Girardeau and Nemacolin development projects, barring any delays related to licensing and permitting, contractor negotiations, weather or other items, and approximately $50 million in maintenance capital expenditures at our existing properties.

        We have identified several capital projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties, and further Lady Luck conversions. The timing, completion and amount of these capital projects will be determined as we gain more clarity as to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our senior secured credit facility.

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

        Goodwill and Other Intangible Assets—At April 24, 2011, we had goodwill and other intangible assets of $427.5 million, representing 24.8% of total assets. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we perform an annual impairment test for goodwill and indefinite-lived intangible assets in the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to carrying value.

        We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition and by a market approach based upon valuation multiples for similar companies. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

        We engaged an independent third party valuation firm to assist management in our annual impairment testing for fiscal 2011. Our reporting units with goodwill and/or other long-lived intangibles had fair values which exceeded their carrying values by at least 15%, except for our Black Hawk reporting unit with goodwill and indefinite-lived assets as of April 24, 2011 of $30.6 million, in which fair value exceeded its carrying value by 7% and our Vicksburg reporting unit acquired during the current fiscal year. During our 2009 annual impairment test, we recorded an impairment charge of $18.3 million to write-down goodwill and indefinite lived intangible assets at our Black Hawk reporting unit.

        Property and Equipment—At April 24, 2011, we had property and equipment, net of accumulated depreciation of $1.1 billion, representing 65% of our total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property or equipment nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

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

        Self-Insurance Liabilities—We are self-funded up to a maximum amount per claim for our employee-related health care benefits program, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue a discounted estimate for workers' compensation liability and general liabilities based on claims filed and estimates of claims incurred but not reported. We rely on independent consultants to assist in the determination of estimated accruals. While the ultimate cost of claims incurred depends on future developments, such as increases in health care costs, in our opinion, recorded reserves are adequate to cover future claims payments. Based upon our current accrued insurance liabilities, a 1% change in our discount factor would cause a $0.6 million change in our accrued self-insurance liability.

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

        We assess our tax positions using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current or long-term in the balance sheet based on the time until expected payment in accounts accrued liabilities-other or other long-term liabilities, respectively. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

        Stock Based Compensation—We apply the guidance of ASC Topic 718, Compensation—Stock Compensation ("ASC Topic 718") in accounting for stock compensation. Generally, we are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility of our stock price, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. Stock based compensation expense is included in the expense category corresponding to the employees' regular compensation in the accompanying consolidated statements of operations.

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

        Contingencies—We are involved in various legal proceedings and have identified certain loss contingencies. We record liabilities related to these contingencies when it is determined that a loss is probable and reasonably estimable in accordance with the guidance of ASC Topic 450 Contingencies ("ASC Topic 450"). These assessments are based on our knowledge and experience as well as the advice of legal counsel regarding current and past events. Any such estimates are also subject to future events, court rulings, negotiations between the parties and other uncertainties. If an actual loss differs from our estimate, or the actual outcome of any of the legal proceedings differs from expectations, future operating results could be impacted.

  Contractual Obligations and Commercial Commitments

        The following table provides information as of the end of fiscal 2011, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$1,194.8	$5.4	$886.1	$0.6	$302.7
Estimated interest payments on long-term debt(1)	336.3	78.3	137.6	47.5	72.9
Operating Leases	502.2	18.6	31.6	31.5	420.5
Long-Term Obligations(2)	12.4	7.8	4.0	0.5	0.1
Other Long-Term Obligations	22.6	1.1	2.4	3.3	15.8
Total Contractual Cash Obligations	$2,104.3	$111.2	$1,072.5	$90.6	$830.0

(1)
Estimated interest payment on long-term debt are based on principal amounts outstanding at our fiscal year end and forecasted LIBOR rates for our senior secured credit facility.

(2)
Long-term obligations include future purchase commitments.

Recently Issued Accounting Standards

        Recently Issued Accounting Standards—ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The Financial Accounting Standards Board issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Our current accounting policy conforms to the new guidance and as such we expect the adoption to have no cumulative effect.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facility.

  Senior Secured Credit Facility

        During fiscal 2011, we maintained interest rate swap agreements and interest rate cap arrangements with an aggregate notional value of $100 million and $220 million as of April 24, 2011, respectively. The swap agreements effectively convert portions of the senior secured credit facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs through fiscal 2014.

        The following table provides information at April 24, 2011 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

 Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

Fiscal year (dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 4/24/2011
Liabilities
Long-term debt, including current portion
Fixed rate	$0.2	$0.2	$357.5	$0.2	$0.2	$302.7	$661.0	$667.4
Average interest rate	7.45%	7.38%	7.08%	7.84%	7.85%	7.76%
Variable rate	$5.2	$5.2	$523.2	$0.2	$—	$—	$533.8	$537.1
Average interest rate(1)	4.95%	5.00%	5.75%	9.97%	0.00%	0.00%
Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable	$50.0	$—	$50.0	$—	$—	$—	$100.0
Average pay rate	4.21%	4.00%	4.00%	0.00%	0.00%	0.00%
Average receive rate	0.34%	1.12%	2.06%	0.00%	0.00%	0.00%

(1)
Represents the annual average LIBOR from the forward yield curve at April 24, 2011 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

        As of April, 24, 2011, our senior secured credit facility contained variable rate debt based on LIBOR with a floor of 1.25%, which is above the current market LIBOR rates we receive under our interest rate swap agreement. In addition, we have purchased interest rate caps at 3% for a notional amount of $120 million and 2% for a notional amount of $100 million to further hedge our interest rate exposure. The following table depicts the estimated impact on our annual interest expense for the relative changes in interest rate based upon current debt levels:

Increase to variable rate	Increase/(decrease) (in millions)
1%	$(1.0)
2%	(0.7)
3%	2.3
4%	4.4
5%	6.6

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 24, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isle of Capri Casinos, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 24, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 24, 2011, and April 25, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended April 24, 2011, April 25, 2010, and April 24, 2009, of Isle of Capri Casinos, Inc. and our report dated June 16, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
June 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. (the Company) as of April 24, 2011, and April 25, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended April 24, 2011, April 25, 2010, and April 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 24, 2011, and April 25, 2010, and the consolidated results of its operations and its cash flows for the years ended April 24, 2011, April 25, 2010, and April 26, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 24, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report date June 16, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
June 16, 2011

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 24, 2011	April 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$75,178	$68,069
Marketable securities	22,173	22,926
Accounts receivable, net of allowance for doubtful accounts of $1,010 and $1,955, respectively	9,601	8,879
Income taxes receivable	3,866	8,109
Deferred income taxes	12,097	16,826
Prepaid expenses and other assets	25,444	25,095

Total current assets	148,359	149,904
Property and equipment, net	1,113,549	1,098,942
Other assets:
Goodwill	345,303	313,136
Other intangible assets, net	82,207	79,675
Deferred financing costs, net	18,911	10,354
Restricted cash and investments	12,810	2,774
Prepaid deposits and other	12,749	20,055

Total assets	$1,733,888	$1,674,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,373	$8,754
Accounts payable	26,013	24,072
Accrued liabilities:
Payroll and related	44,187	45,863
Property and other taxes	19,891	20,253
Interest	10,802	14,779
Progressive jackpots and slot club awards	15,280	14,144
Other	32,332	29,290

Total current liabilities	153,878	157,155
Long-term debt, less current maturities	1,187,221	1,192,135
Deferred income taxes	30,762	29,193
Other accrued liabilities	36,305	38,972
Other long-term liabilities	16,694	17,166
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,063,569 at April 24, 2011, and 36,771,730 at April 25, 2010	421	367
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	254,013	201,464
Retained earnings	103,095	98,555
Accumulated other comprehensive income (loss)	(2,235)	(8,060)

	355,294	292,326
Treasury stock, 3,841,283 shares at April 24, 2011 and 4,326,242 shares at April 25, 2010	(46,266)	(52,107)

Total stockholders' equity	309,028	240,219

Total liabilities and stockholders' equity	$1,733,888	$1,674,840

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	April 24, 2011	April 25, 2010	April 26, 2009
Revenues:
Casino	$1,036,538	$1,013,386	$1,055,694
Rooms	40,271	43,007	46,380
Food, beverage, pari-mutuel and other	134,725	134,994	138,632
Hurricane and other insurance recoveries	—	—	62,932

Gross revenues	1,211,534	1,191,387	1,303,638
Less promotional allowances	(206,539)	(191,551)	(195,603)

Net revenues	1,004,995	999,836	1,108,035
Operating expenses:
Casino	158,580	153,838	151,610
Gaming taxes	250,102	262,241	269,928
Rooms	9,793	10,845	12,306
Food, beverage, pari-mutuel and other	44,943	44,760	51,462
Marine and facilities	60,485	61,507	64,368
Marketing and administrative	253,423	253,097	256,210
Corporate and development	42,709	46,750	41,331
Expense recoveries and other charges, net	—	(6,762)	36,125
Hurricane and other insurance recoveries	—	—	(32,277)
Depreciation and amortization	89,040	109,504	122,440

Total operating expenses	909,075	935,780	973,503

Operating income	95,920	64,056	134,532
Interest expense	(91,934)	(75,434)	(92,065)
Interest income	1,916	1,833	2,112
Gain on early extinguishment of debt	—	—	57,693
Derivative expense	(1,214)	(370)	—

Income (loss) from continuing operations before income taxes	4,688	(9,915)	102,272
Income tax (provision) benefit	(3,600)	8,374	(41,039)

Income (loss) from continuing operations	1,088	(1,541)	61,233
Income (loss) from discontinued operations, including loss on sale, net of income tax benefit of $1,978, $566 and $9,887 for the fiscal years ended 2011, 2010 and 2009, respectively	3,452	(1,732)	(17,658)

Net income (loss) attributable to common stockholders	$4,540	$(3,273)	$43,575

Earnings (loss) per common share attributable to common stockholders—basic:
Income (loss) from continuing operations	$0.03	$(0.05)	$1.95
Income (loss) from discontinued operations including gain on sale, net of income taxes	0.10	(0.05)	(0.56)

Net income (loss) attributable common stockholders	$0.13	$(0.10)	$1.39

Earnings (loss) per common share attributable to common stockholders—diluted
Income (loss) from continuing operations	$0.03	$(0.05)	$1.95
Income (loss) from discontinued operations including gain on sale, net of income taxes	0.10	(0.05)	(0.56)

Net income (loss) attributable common stockholders	$0.13	$(0.10)	$1.39

Weighted average basic shares	34,066,159	32,245,769	31,372,670
Weighted average diluted shares	34,174,717	32,245,769	31,379,016

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Treasury Stock	Total Stock-holders' Equity
Balance, April 27, 2008	35,229,006	$353	$188,036	$58,253	$(5,601)	$(53,029)	$188,012
Net income	—	—	—	43,575	—	—	43,575
Unrealized loss on interest rate swap contracts net of income tax benefit of $3,720	—	—	—	—	(6,255)	—	(6,255)
Foreign currency translation adjustments	—	—	—	—	(3,335)	—	(3,335)

Comprehensive income							33,985
Exercise of stock options	36,414	—	110	—	—	—	110
Issuance of deferred bonus shares from treasury stock	—	—	(630)	—	—	630	—
Other	664	—	(806)	—	—	—	(806)
Issuance of restricted stock, net of forfeitures	845,005	8	(8)	—	—	—	—
Stock compensation expense	—	—	7,125	—	—	—	7,125

Balance, April 26, 2009	36,111,089	361	193,827	101,828	(15,191)	(52,399)	228,426
Net loss	—	—	—	(3,273)	—	—	(3,273)
Unrealized gain on interest rate swap contracts net of income tax provision of $2,683	—	—	—	—	4,456	—	4,456
Deferred hedge adjustment net of income tax provision of $1,463	—	—	—	—	2,449	—	2,449
Foreign currency translation adjustments	—	—	—	—	226	—	226

Comprehensive income							3,858
Exercise of stock options	21,602	—	204	—	—	—	204
Issuance of deferred bonus shares from treasury stock	—	—	(292)	—	—	292	—
Other	664	—	103	—	—	—	103
Issuance of restricted stock, net of forfeitures	638,375	6	(6)	—	—	—	—
Stock compensation expense	—	—	7,628	—	—	—	7,628

Balance, April 25, 2010	36,771,730	367	201,464	98,555	(8,060)	(52,107)	240,219
Net income	—	—	—	4,540	—	—	4,540
Deferred hedge adjustment net of income tax provision of $3,408	—	—	—	—	5,724	—	5,724
Unrealized loss on interest rate cap contracts net of income tax benefit of $19	—	—	—	—	(32)	—	(32)
Foreign currency translation adjustments	—	—	—	—	133	—	133

Comprehensive income							10,365
Common stock offering	5,300,000	53	51,174	—	—	—	51,227
Exercise of stock options	1,500	—	(2)	—	—	25	23
Issuance of deferred bonus shares from common stock	11,641	1		—	—	—	1
Forfeitures and other	(21,302)	—	(402)	—	—	—	(402)
Issuance of restricted stock from treasury stock	—	—	(5,816)	—	—	5,816	—
Stock compensation expense	—	—	7,595	—	—	—	7,595

Balance, April 24, 2011	42,063,569	$421	$254,013	$103,095	$(2,235)	$(46,266)	$309,028

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 24, 2011	April 25, 2010	April 26, 2009
Operating activities:
Net income (loss)	$4,540	$(3,273)	$43,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89,040	109,504	127,222
Amortization and write-off of deferred financing costs	6,266	2,834	2,470
Gain on early extinguishment of debt	—	—	(57,693)
Property insurance recoveries	—	—	(32,179)
Expense recoveries and other charges, net	—	(6,762)	36,525
Deferred income taxes	2,508	(455)	32,751
Stock compensation expense	7,595	7,633	7,125
Deferred compensation expense	—	103	175
Loss on derivative instruments	1,214	370	—
(Gain) loss on disposal of assets	(296)	722	12,161
Changes in operating assets and liabilities:
Sales (purchases) of trading securities	753	(5,378)	985
Accounts receivable	(460)	3,274	1,548
Income taxes receivable	4,243	(365)	20,919
Insurance receivable	(234)	2,204	5,486
Prepaid expenses and other assets	7,426	4,546	8,551
Accounts payable and accrued liabilities	1,066	(8,575)	(19,011)

Net cash provided by operating activities	123,661	106,382	190,610

Investing activities:
Purchase of property and equipment	(58,600)	(27,690)	(58,579)
Property insurance recoveries	—	—	32,179
Payments towards gaming license	—	(4,000)	(4,000)
Net cash paid for acquisitions	(76,167)	—	—
Proceeds from sales of assets held for sale	—	653	954
Restricted cash and investments	(9,870)	47	1,579

Net cash used in investing activities	(144,637)	(30,990)	(27,867)

Financing activities:
Principal repayments on long-term debt	(317,586)	(8,730)	(127,457)
Net borrowings (repayments) on line of credit	11,500	(91,558)	(18,484)
Termination payment relating to other long-term liabilities	—	—	(11,352)
Proceeds from long-term debt borrowings	297,792	—	—
Payment of deferred financing costs	(14,823)	(3,874)	—
Proceeds from issuance of common stock	51,227	—	—
Proceeds from exercise of stock options	23	204	110

Net cash provided by (used by) financing activities	28,133	(103,958)	(157,183)

Effect of foreign currency exchange rates on cash	(48)	(19)	(696)

Net increase (decrease) in cash and cash equivalents	7,109	(28,585)	4,864
Cash and cash equivalents at beginning of year	68,069	96,654	91,790

Cash and cash equivalents at end of year	$75,178	$68,069	$96,654

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

        Discontinued operations include our former casinos; in Dudley and Wolverhampton, England sold in November 2009; in Freeport; Grand Bahamas exited in November 2009; and in Coventry, England sold in April 2009.

        Fiscal Year-End—Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year. Fiscal years 2011, 2010 and 2009 are all 52-week years, which commenced on April 26, 2010, April 27, 2009, and April 28, 2008, respectively.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled $24,230 and $20,846 at April 24, 2011 and April 25, 2010, respectively.

        Marketable Securities—Marketable securities consist primarily of trading securities held by our captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income in the accompanying statements of operations.

        Inventories—Inventories are stated at the lower of weighted average cost or market value.

        Property and Equipment—Property and equipment are stated at cost or if acquired through acquisition, the value determined under purchase accounting. Assets subject to impairment write downs are recorded at the lower of net book value or fair value. We capitalize the cost of purchased property and equipment and capitalize the cost of improvements to property and equipment that increases the

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred.

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

        Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. Capitalized interest was $125, $75, and $1,018 for fiscal years 2011, 2010 and 2009, respectively.

        Operating Leases—We recognize rent expense for each lease on the straight line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals. Our liabilities include the aggregate difference between rent expense recorded on the straight-line basis and amounts paid under the leases.

        Restricted Cash and Investments—We classify cash and investments which are either statutorily or contractually restricted as to its withdrawal or usage as restricted cash short or restricted cash and investments long-term based on the duration of the underlying restriction. Restricted cash primarily includes amounts related to state tax bonds and other gaming bonds, and amounts held in escrow related to leases. Restricted investments relate to trading securities pledged as insurance reserves by our captive insurance company.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost, net of impairments, if any. Other intangible assets include values attributable to acquired gaming licenses, customer lists, and trademarks. ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") requires these assets be reviewed for impairment at least annually or on an interim basis if indicators of impairment exist. We perform our annual impairment test during our fourth quarter. Goodwill for relevant reporting units is tested for impairment using; 1) a discounted cash flow analysis based on forecasted future results discounted at the weighted average cost of capital and, 2) by using a market approach based upon valuation multiples for similar companies. For intangible assets with indefinite lives not subject to amortization, we review, at least annually, the continued use of an indefinite useful

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

life. If these intangible assets are determined to have a finite useful life, they are amortized over their estimated remaining useful lives.

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

        Self-Insurance—We are self-funded up to a maximum amount per claim for employee-related health care benefits, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. We accrue for workers' compensation and general liabilities on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 2.0% at April 24, 2011 and April 25, 2010, or a discount of $1,758 and 1,714, respectively. We utilize independent consultants to assist in the determination of estimated liabilities. As of April 24, 2011 and April 25, 2010, our employee-related health care benefits program and discounted workers' compensation and general liabilities for unpaid and incurred but not reported claims are $33,046 and $32,739, respectively and are included in accrued liabilities-payroll and related for health care benefits and workers' compensation liabilities and in accrued liabilities-other for general liability in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover future claims payments.

        Derivative Instruments and Hedging Activities—ASC Topic 815, Derivatives and Hedging ("ASC 815") requires we recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value and disclose certain qualitative and quantitative information. We utilize derivative financial instruments to manage interest rate risk associated with a portion of our variable rate borrowings. Derivative financial instruments are intended to reduce our exposure to interest rate volatility. We account for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. ASC 815 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings, and ineffective hedges are recognized as other income or loss below operating income. Hedge effectiveness is assessed quarterly.

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

        Promotional Allowances—The retail value of rooms, food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues included in the accompanying consolidated statements of operations. We also record the redemption of coupons and points for cash as promotional allowances. The estimated cost of providing such complimentary services from continuing operations are included in casino expense in the accompanying consolidated statements of operations are as follows:

	Fiscal Year Ended
	April 24, 2011	April 25, 2010	April 26, 2009
Rooms	$9,900	$9,533	$8,830
Food and beverage	59,322	57,796	57,251
Other	1,152	833	534

Total cost of complimentary services	$70,374	$68,162	$66,615

        Players Club Awards—We provide patrons with rewards based on the dollar amount of play on casino games. A liability has been established based on the estimated value of these outstanding rewards, utilizing the age of the points and prior history of redemptions.

        Advertising—Advertising costs are expensed the first time the related advertisement appears. Total advertising costs, including direct mail costs, from continuing operations were $36,404, $32,981, and $27,496 in fiscal years 2011, 2010 and 2009, respectively.

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

        Income Taxes—We account for income taxes in accordance ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred income tax liabilities, deferred income tax assets, net of valuation allowances related to net operating loss carry forwards and certain temporary

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

differences. Recognizable future tax benefits are subject to a valuation reserve, unless such tax benefits are determined to be more likely than not realizable. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

        Foreign Currency Translation—We account for currency translation in accordance with ASC Topic 830, Foreign Currency Matters ("ASC 830"). Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated monthly at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are included in stockholders' equity as accumulated other comprehensive (loss) income. The cumulative loss from foreign currency translation included in other comprehensive loss is $0 and ($133) as of April 24, 2011 and April 25, 2010, respectively.

        Allowance for Doubtful Accounts—We reserve for receivables that may not be collected. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves.

        Fair Value Measurements—We follow the guidance of ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") for our financial assets and liabilities including marketable securities, restricted cash and investments and derivative instruments. ASC 820 provides a framework for measuring the fair value of financial assets and liabilities. A description of the valuation methodologies used to measure fair value, key inputs, and significant assumptions follows:

          Marketable securities—The estimated fair values of our marketable securities are based upon quoted prices available in active markets and represent the amounts we would expect to receive if we sold these marketable securities.

          Restricted cash and investments—The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets and represent the amounts we would expect to receive if we sold these restricted cash and investments.

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

        Recently Issued Accounting Standards—New Pronouncements—ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The Financial Accounting Standards Board issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Our current accounting policy conforms to the new guidance and as such we expect the adoption to have no cumulative effect.

3. Discontinued Operations

        Discontinued operations include our former casinos: Dudley and Wolverhampton, England ("Blue Chip") sold in November 2009, Freeport, Grand Bahamas exited in November 2009; and Coventry, England sold in April 2009.

        The results of our discontinued operations are summarized as follows:

	Discontinued Operatons Fiscal Year Ended
	April 24, 2011	April 25, 2010	April 26, 2009
Net revenues	$—	$7,406	$27,628
Valuation charges	—	—	(1,400)
Pretax (loss) gain on sale of discontinued operations	—	(617)	(12,016)
Pretax (loss) income from discontinued operations	1,474	(2,298)	(27,545)
Income tax benefit from discontinued operations	1,978	566	9,887
Income (loss) from discontinued operations	3,452	(1,732)	(17,658)

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

        During fiscal 2010, we completed the sale of our Blue Chip casino properties under a plan of administration and have no continuing involvement in their operation. The sale of our Blue Chip assets resulted in a pretax charge of $617 recorded in fiscal 2010.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

3. Discontinued Operations (Continued)

        During fiscal 2011, we recognized a gain of $2,658 including certain tax benefits upon completion of the Blue Chip administration process. We also recognized a tax benefit of $794 in discontinued operations representing the resolution of previously unrecognized tax positions related to Blue Chip following the completion of certain federal tax reviews.

        Net interest income (expense) of $0, $8, and ($1,972) for fiscal years 2011, 2010, and 2009, respectively, has been allocated to discontinued operations. Interest expense allocated to our former international operations was based upon long term debt and other long-term obligations specific to such operations.

4. Acquisitions

        Acquisition of Rainbow Casino—On June 8, 2010 we completed the acquisition of Rainbow Casino—Vicksburg Partnership, L.P. ("Rainbow") located in Vicksburg, Mississippi. We acquired 100% of the partnership interests and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010. The allocation of the purchase price for these partnership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. The transaction was accounted for using the acquisition method in accordance with the accounting guidance under Accounting Standards Codification Topic 805, Business Combinations. As a result, the net assets of Rainbow were recorded at their estimated fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The acquisition was funded by borrowings from our senior secured credit facility.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

4. Acquisitions (Continued)

        The following table sets forth the determination of the consideration paid for Rainbow and the purchase price allocation based upon management's valuation of the net assets acquired.

		June 8, 2010
Gross cash purchase price		$80,000
Deduct:
Cash acquired		(2,540)
Cash refunded by Seller under purchase price adjustments		(1,293)

Purchase price		$76,167

Purchase price allocation:
Current assets		$298
Property and equipment		38,387
Intangible assets:
Customer list	$9
Tradename	544
Customer relationships	6,700

Total intangibles		7,253
Goodwill		32,167
Other assets		392
Current liabilities		(1,902)
Other liabilities		(428)

Purchase price		$76,167

        The useful lives of assets acquired are estimated as follows: customer list—three years; tradename 1.5 years; customer relationships eight years; furniture and equipment one to five years; and other property and equipment fifteen to twenty-five years. Deductible goodwill for tax purposes is estimated to be approximately $33,000.

        Net revenue and income (loss) from continuing operations for fiscal 2011 related to Rainbow were $27,935 and ($1,724), respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

4. Acquisitions (Continued)

        The pro forma results of operations, as if the acquisition of Rainbow had occurred on the first day of fiscal 2011 is as follows:

	unaudited Fiscal Year Ended
	April 24, 2011	April 25, 2010
Pro forma
Net revenues	$1,009,023	$1,036,982
Income (loss) from continuing operations before income taxes	4,986	(3,282)
Income (loss) from continuing operations	1,273	2,704
Basic earnings (loss) per share from continuing operations	0.04	0.08
Diluted earnings (loss) per share from continuing operations	0.04	0.08

5. Property and Equipment, Net

        Property and equipment, net consists of the following:

	April 24, 2011	April 25, 2010
Property and equipment:
Land and land improvements	$181,261	$159,442
Leasehold improvements	337,320	335,456
Buildings and improvements	662,539	646,811
Riverboats and floating pavilions	145,216	144,470
Furniture, fixtures and equipment	535,289	508,177
Construction in progress	23,330	11,458

Total property and equipment	1,884,955	1,805,814
Less accumulated depreciation and amortization	(771,406)	(706,872)

Property and equipment, net	$1,113,549	$1,098,942

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Intangible Assets and Goodwill

        Intangible assets consist of the following:

	April 24, 2011			April 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets
Gaming licenses	$66,126	$—	$66,126	$66,126	$—	$66,126
Trademarks	7,149	—	7,149	7,149	—	7,149
Intangible assets—subject to amortization
Customer lists	15,393	(12,655)	2,738	15,384	(8,984)	6,400
Trade name	544	(317)	227	—	—	—
Customer relationships	6,700	(733)	5,967	—	—	—

Total	$95,912	$(13,705)	$82,207	$88,659	$(8,984)	$79,675

        Our indefinite-lived intangible assets consist primarily of gaming licenses and trademarks for which it is reasonably assured that we will continue to renew indefinitely. Our finite-lived assets consist of customer lists amortized over 2 to 4 years, trade name amortized over 1.5 years, and customer relationships amortized over 8 years. The weighted average remaining life of our other intangible assets subject to amortization is approximately 5.0 years.

        We recorded amortization expense of $4,271, $3,913, and $4,624 for our intangible assets subject to amortization related to our continuing operations for the fiscal years ended 2011, 2010, and 2009, respectively.

        Future amortization expense of our amortizable intangible assets is as follows:

2012	$3,802
2013	838
2014	838
2015	838
2016	838
Thereafter	1,778

Total	$8,932

        A roll forward of goodwill is as follows:

	April 24, 2011	April 25, 2010
Balance, beginning of period	$313,136	$313,136
Addition from Rainbow acquisition	32,167	—

Balance, end of period	$345,303	$313,136

        Goodwill includes accumulated impairment losses of $14,801.

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

8. Long-Term Debt

        Long-term debt consists of the following:

	April 24, 2011	April 25, 2010
Senior Secured Credit Facility:
Revolving line of credit, expires November 1, 2013, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$33,000	$21,500
Variable rate term loans, mature November 1, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	500,000	817,256
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	297,815	—
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	4,504	4,858

	1,192,594	1,200,889
Less current maturities	5,373	8,754

Long-term debt	$1,187,221	$1,192,135

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8. Long-Term Debt (Continued)

        Senior Secured Credit Facility, as amended and restated—Our Credit Facility as amended and restated ("Credit Facility") consists of a $300,000 revolving line of credit and a $500,000 term loan. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant domestic subsidiaries.

        On March 25, 2011, we amended and restated our Credit Facility. Among other things, the amendment and restatement (1) extended the maturity of the credit facility to November 1, 2013, or if the 7% Senior Subordinated Notes are refinanced prior to that date, the revolving line of credit matures on March 25, 2016 and term loan matures on March 25, 2017 (2) added a senior secured leverage ratio and modified the maximum total leverage ratio and a minimum interest coverage ratio as well as other covenants to provide financial flexibility through the term of the loans and (3) set the interest rate to LIBOR plus a margin based on total leverage ratio which is initially 3.50%, decreased the LIBOR floor to 1.25% for term loans and eliminated the floor related to revolving line of credit. As a result of the amendment and restatement and in accordance with ASC 470-50, "Debt Modifications and Extinguishments," we incurred expenses of approximately $6,155 related to fees and the write-off of certain unamortized deferred financing costs, of which approximately $3,167 was non-cash, and capitalized deferred financing costs of $9,477.

        As a result of a previous amendment, we incurred a charge of approximately $2,143 related to fees and the write-off of certain unamortized deferred financing costs, of which approximately $309 was non-cash, and capitalized deferred financing costs of $3,874 in fiscal 2010.

        Our net revolving line of credit availability at April 24, 2011 as limited by our maximum senior secured leverage covenant was approximately $175,000, after consideration of $23,000 in outstanding surety bonds and letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.625% which is included in Interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the fiscal years 2011 and 2010 were 6.25% and 4.83%, respectively.

        The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We are in compliance with the covenants as of April 24, 2011.

        7.75% Senior Notes—On March 7, 2011, we issued $300,000 of 7.75% Senior Notes due 2019 through a private placement at a price of 99.264% ("7.75% Senior Notes"). The net proceeds from the issuance were used to repay term loans under our Credit Facility. The 7.75% Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant domestic subsidiaries and certain other subsidiaries as described in Note 21. All of the guarantor subsidiaries are wholly owned by us. The 7.75% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 7.75% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2015, with call premiums as defined in the indenture governing the 7.75% Senior Notes. In connection with the private placement of the notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the SEC to permit the holders to

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8. Long-Term Debt (Continued)

exchange or resell the notes within 180 days after the issuance of the notes, subject to certain suspension and other rights set forth in the registration rights agreement. As a result of the issuance, we capitalized deferred financing costs of $5,346.

        The indenture governing the 7.75% Senior Notes limits, among other things, our ability and our restricted subsidiaries ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, pay dividends, or repurchase stock. The indenture also limits our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

        7% Senior Subordinated Notes—During 2004, we issued $500,000 of 7% Senior Subordinated Notes due 2014 ("7% Senior Subordinated Notes"). The 7% Senior Subordinated Notes are guaranteed, on a joint and several basis, by all of our significant domestic subsidiaries and certain other subsidiaries as described in Note 21. All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

        Future Principal Payments of Long-term Debt—The aggregate principal payments due on long-term debt as of April 24, 2011 over the next five years and thereafter, are as follows:

Fiscal Years Ending:
2012	$5,362
2013	5,381
2014	880,676
2015	426
2016	215
Thereafter	302,719

1,194,779
Unamortized debt discount	(2,185)

$1,192,594

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Other Long-Term Obligations

        Quad Cities Waterfront Convention Center—We entered into agreements with the City of Bettendorf, Iowa under which the City constructed a convention center which opened in January 2009, adjacent to our hotel. We lease, manage, and provide financial and operating support for the convention center. The Company was deemed, for accounting purposes only, to be the owner of the convention center during the construction period. Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. As of April 24, 2011, we have recorded in other long-term obligations $16,694 related to our liability under ASC 840 related to the convention center. Under the terms of our agreements for the convention center, we have guaranteed certain obligations related to $13,815 of notes issued by the City of Bettendorf, Iowa for the convention center.

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

        Future minimum payments due under other long-term obligations, including interest, as of April 24, 2011 as follows:

Fiscal Years Ending:
2012	$1,100
2013	1,100
2014	1,267
2015	1,600
2016	1,766
Thereafter	15,770

Total minimum payments	$22,603

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

10. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Fiscal Year Ended
	April 24, 2011	April 25, 2010	April 26, 2009
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations attributable to common stockholders	$1,088	$(1,541)	$61,233
Income (loss) from discontinued operations	3,452	(1,732)	(17,658)

Net income (loss) attributable to the common stockholders	$4,540	$(3,273)	$43,575

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	34,066,159	32,245,769	31,372,670
Effect of dilutive securities
Employee stock options	108,558	—	6,346

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	34,174,717	32,245,769	31,379,016

Basic earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.03	$(0.05)	$1.95
Income (loss) from discontinued operations	0.10	(0.05)	(0.56)

Net income (loss) attributable to common stockholders	$0.13	$(0.10)	$1.39

Diluted earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$0.03	$(0.05)	$1.95
Income (loss) from discontinued operations	0.10	(0.05)	(0.56)

Net income (loss) attributable to common stockholders	$0.13	$(0.10)	$1.39

        During January 2011, we completed the sale of 5.3 million shares of common stock generating net proceeds of $51,227. Proceeds from our equity offering were used to repay long-term debt.

        Stock options representing 469,710, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2011. Due to the loss from continuing operations, stock options representing 116,511 shares, which are potentially dilutive and 495,474 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted earnings (loss) per share for fiscal 2010. Stock options representing 1,520,040 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings (loss) per share for fiscal 2009.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Stock Based Compensation

        Under our amended and restated Long Term Incentive Plan, we have issued stock options and restricted stock.

        Stock Options—We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. As of April 24, 2011, our aggregate forfeiture rate was 19%.

        We granted stock options during fiscal 2010 and 2009 and estimated the fair value of each option grant on the date of the grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table:

	Fiscal Year Ended
	April 25, 2010	April 26, 2009
Weighted average expected volatility	67.86%	42.29%
Expected dividend yield	0.00%	0.00%
Weighted average expected term (in years)	7	6.79
Weighted average risk-free interest rate	3.07%	3.50%
Weighted average fair value of options granted	$7.53	$2.73

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

        Tender Offer—On October 7, 2008, we completed a tender offer whereby certain employees and directors exchanged 2,067,201 outstanding stock options for 293,760 shares of restricted common stock and the payment of $155 in cash to eligible participants in accordance with the terms of the tender offer. Restricted shares issued as part of the tender offer vest three years from the date of issuance. At April 24, 2011, our estimated forfeiture rate for these shares was 7.7%.

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

        Stock Compensation Expense—Total stock compensation expense from continuing operations in the accompanying consolidated statements of operations was $7,595, $7,628, and $7,103 for the fiscal years 2011, 2010, and 2009, respectively. We recognize compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Stock Based Compensation (Continued)

        Activity Under Our Share Based Plans—A summary of restricted stock and option activity for fiscal 2011 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price
Outstanding at April 25, 2010	1,078,717	$9.35	1,435,185	$11.29
Granted	497,373	8.26	—	—
Exercised	—	—	(3,575)	6.50
Vested	(464,073)	9.60	—	—
Forfeited and expired	(20,418)	8.59	(64,500)	15.98

Outstanding at April 24, 2011	1,091,599	$8.76	1,367,110	$11.08

As of April 24, 2011:
Outstanding exercisable options	n/a		898,670	$12.33
Weighted average remaining contractual term	0.8 years		5.6 years
Aggregate intrinsic value:
Outstanding exercisable	n/a		$2.24
Outstanding	$8.76		$2.33
Nonvested:
Unrecognized compensation cost	$3,385		$670
Weighted average remaining vesting period	0.8 years		2.2 years

        Additional information relating to our share based plans is as follows:

	April 24, 2011	April 25, 2010	April 26, 2009
Restricted Stock:
Fair value of restricted stock vested during the year	$4,457	$2,146	$512
Stock Options:
Intrinsic value of stock options exercised	11	30	141
Proceeds from stock option exercises	23	204	110

        We have 1,807,841 shares available for future issuance under our equity compensation plan as of April 24, 2011. Upon issuance of restricted shares or exercise of stock options, shares may be issued from available treasury or common shares.

        Stock-Based Compensation—Deferred Bonus Plan—Our stockholders have approved the Deferred Bonus Plan which provides for the issuance of non-vested stock to eligible officers and employees who agree to receive a deferred bonus in the form of non-vested stock. The vesting of the stock is dependent upon continued service to the Company for a period of five years and the fair value of the non-vested stock at the grant date is amortized ratably over the vesting period. Compensation expense related to stock-based compensation under the Deferred Bonus Plan for fiscal years 2011, 2010, and 2009 totaled $0, $100, and $175, respectively. We do not plan to award any further compensation under

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Stock Based Compensation (Continued)

the Deferred Bonus Plan, however, any grants that have been awarded prior to the Deferred Bonus Plan's discontinuation will be paid provided the vesting requirements are met.

        A summary of activity for fiscal 2011 under the deferred bonus plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock at April 25, 2010	10,646	$27.54
Shares vested	(10,646)	27.54

Non-vested stock at April 24, 2011	—	$—

        The total weighted average fair value of shares vested related to the Deferred Bonus Plan for fiscal years 2011, 2010, and 2009 was $293, $276, and $515, respectively.

        Stock Repurchase—Our Board of Directors has approved a stock repurchase program, as amended, allowing up to 6,000,000 shares of our common stock to be repurchased. As of April 24, 2011, we have repurchased 4,895,792 shares of common stock, and retired 553,800 shares of common stock under this stock repurchase program. No shares were repurchased in fiscal years 2011, 2010 or 2009.

12. Deferred Compensation Plans

        2005 Deferred Compensation Plan—Our 2005 Deferred Compensation Plan (the "Plan"), as amended and restated, is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, and bonus payments in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of our common stock. The liability related to the Plan as of April 24, 2011 and April 25, 2010 was $3,016 and $3,069, respectively, and is included in long-term other accrued liabilities in the consolidated balance sheets. Expense for our contributions related to the Plan was $54, $83 and $104 in fiscal years 2011, 2010 and 2009, respectively.

13. Supplemental Disclosure of Cash Flow Information

        For the fiscal years 2011, 2010 and 2009 we made cash payments for interest, net of capitalized interest of $84,506, $71,623, and $90,706, respectively. We collected an income tax refund net of payments of $5,599, $1,561 and $20,164 for fiscal years 2011, 2010 and 2009, respectively.

        For fiscal 2009, we purchased property and equipment financed with a long term obligation of $14,384 as discussed in Note 9.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

14. Income Taxes

        Income tax (benefit) provision from continuing operations consists of the following:

	Fiscal Year Ended
	April 24, 2011	April 25, 2010	April 26, 2009
Current:
Federal	$(725)	$(868)	$—
State	(483)	718	3,010

	(1,208)	(150)	3,010
Deferred:
Federal	2,645	(2,976)	35,309
State	2,163	(5,248)	2,720

	4,808	(8,224)	38,029

Income tax (benefit) provision	$3,600	$(8,374)	$41,039

        A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows:

	Fiscal Year Ended
	April 24, 2011	April 25, 2010	April 26, 2009
Statutory tax (benefit) provision	$1,641	$(3,469)	$35,794
Effects of :
State taxes	1,680	197	5,730
Reduction of unrecognized tax benefits	—	(4,727)	—
Other
Lobbying	746	397	1,192
Employment tax credits	(671)	(784)	(1,333)
Fines & Penalties	81	58	37
Meals & Entertainment	78	57	50
Qualified stock option expense (benefit)	44	(240)	644
Various permanent differences	(13)	25	23
Interest	(131)	—	(455)
Other	145	112	(643)

Income tax (benefit) provision	$3,600	$(8,374)	$41,039

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

14. Income Taxes (Continued)

        Significant components of our domestic net deferred income tax asset (liability) are as follows:

	Fiscal Year Ended
	April 24, 2011	April 25, 2010
Deferred tax liabilities:
Property and equipment	$(68,075)	$(58,009)
Goodwill and intangibles	(29,762)	(25,821)
Gain on early extinguishment of debt	(21,593)	(22,416)
Other	(1,809)	(8,696)

Total deferred tax liabilities	(121,239)	(114,942)

Deferred tax assets:
Net operating losses	64,042	71,723
Employment tax credits	17,398	15,893
Accrued expenses	10,521	11,289
Alternative minimum tax credit	1,338	1,696
Capital loss carryover	—	1,576
Other	13,971	9,951

Total deferred tax assets	107,270	112,128
Valuation allowance on deferred tax assets	(4,696)	(9,553)

Net deferred tax asset	102,574	102,575

Net deferred tax asset/(liability)	$(18,665)	$(12,367)

        At April 24, 2011, we have federal net operating loss carryforwards of $153,132 for income tax purposes, with expiration dates from fiscal 2024 to 2031. Approximately $47,189 of these net operating losses are attributable to IC Holdings Colorado, Inc. and its wholly-owned subsidiary CCSC/Blackhawk, Inc. ("IC Holdings, Inc. & Sub") and can only be used to offset income earned by these entities. The remaining federal net operating losses are subject to limitations under the internal revenue code and underlying treasury regulations, which may limit the amount ultimately utilized; however, we believe that all federal net operating losses will be utilized prior to expiration. We also have various state income tax net operating loss carryforwards totaling $236,144 with expiration dates from fiscal 2012 to 2031. We have determined that it is more likely than not that we will not be able to utilize $112,955 of the state income tax net operating losses and have established valuation allowances accordingly. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of April 24, 2011 will be accounted for as a reduction of income tax expense. We also have a federal general business credit carryforward of $17,398 for income tax purposes, with expiration dates from fiscal 2018 to 2031. We believe that these credits will be utilized prior to expiration. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

14. Income Taxes (Continued)

        We account for unrecognized tax benefits in accordance with ASC 740. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as follows:

	April 24, 2011	April 25, 2010	April 26, 2009
Beginning Balance	$12,126	$19,482	$21,819
Gross increases—tax positions in current period	—	—	—
Gross increases—tax positions in prior periods	144	—	347
Gross decreases—tax positions in prior periods	(779)	(5,254)	—
Settlements	—	(2,102)	(550)
Lapse of statute of limitations	—	—	(2,134)

Ending Balance	$11,491	$12,126	$19,482

        Included in the balance of unrecognized tax benefits at April 24, 2011 are $2,955 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at April 24, 2011 are $6,704 of tax benefits that, if recognized, would result in adjustments to deferred taxes.

        We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, we recorded interest expense of ($460) in fiscal 2011 related to prior periods. We accrued no penalties during the fiscal year ended 2011. In total, as of April 24, 2011, we have recognized a liability of $2,154 for interest and no amount for penalties.

        We believe that an increase in unrecognized tax benefits related to federal and state exposures in the coming year, though possible, cannot be reasonably estimated and will not be significant. In addition, we believe that it is reasonably possible that an amount between $0 and $2,955 of our currently remaining unrecognized tax positions may be recognized by the end of the fiscal year ending April 29, 2012. These amounts relate to positions taken on Mississippi income tax returns for the fiscal years ending April 2002 through April 2008. The Mississippi Department of Revenue has completed its examination of the income tax returns for these years and has issued its assessment. We plan to file an appeal and expect to resolve this issue during the next twelve months.

        On April 30, 2011, the Federal statute of limitation for the fiscal years ending April 30, 2006 and April 29, 2007 lapsed. Consequently, we plan to recognize approximately $6,704 of Federal and $475 of state tax benefits during the fiscal year ending April 29, 2012.

        We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. During fiscal 2010, the IRS completed its examination of our Federal income tax returns for the 2006 and 2007 tax years which relate to our fiscal years ended April 29, 2007 and April 27, 2008, respectively. We recorded a tax benefit of $168 in fiscal 2010 related to the examination. These income tax examination changes were reviewed by the U.S. Congress Joint Committee on Taxation and agreed to during the fiscal year ending April 24, 2011. In addition, various state jurisdictions are currently examining our state income tax returns for various subsidiaries. The tax returns for subsequent years are also subject to examination.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

14. Income Taxes (Continued)

        We file in numerous state jurisdictions with varying statutes of limitations. Our unrecognized state tax benefits are related to state tax returns open from tax years 2002 through 2011 depending on each state's statute of limitations.

15. Hurricane and Other Insurance Recoveries

        During fiscal year 2009, we received insurance recoveries related to various claims. These insurance recoveries are from claims filed pertaining to our property in Biloxi, Mississippi, which was struck in the fall of 2005 by Hurricane Katrina. Additionally, we received insurance recoveries relating to flood claims at our Davenport and Natchez properties during fiscal 2009.

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

16. Employee Benefit Plan

        401(k) Plan—We have a 401(k) plan covering substantially all of our employees who have completed 90 days of service. Expense for our contributions for continuing operations related to the 401(k) plan was $1,371, $1,465, and $1,500 in fiscal years 2011, 2010, and 2009, respectively. Our contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

17. Related Party Transactions

        Effective February 2010, we amended a lease with an entity owned by certain of our stockholders resulting a payment of $60 annually for a parking area adjacent to one of our casinos. Prior to this lease amendment, we leased on a month to month basis this parking area and a warehouse for $23 per month.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Interest Rate Derivatives

        We have entered into various interest rate derivative agreements in order to manage market risk on variable rate term loans outstanding. We have interest rate swap agreements with an aggregate notional value of $100,000 with maturity dates in fiscal 2012 and 2014. We have also entered into interest rate cap contracts with an aggregate notional value of $220,000 having maturity dates in fiscal 2012 and 2013 and paid premiums of $203 at inception.

        As a result of an amendment to our Credit Facility in the fourth quarter of fiscal 2010, our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income (expense) in the consolidated statements of operations. Prior to their ineffectiveness, changes in the fair value of these interest rate swaps were adjusted through other comprehensive income (loss) as these derivative instruments qualified for hedge accounting. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of April 24, 2011, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.25%.

        The interest rate cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of April 24, 2011 as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements.

        The loss recorded in accumulated other comprehensive income (loss) of our interest rate swap contracts is recorded net of deferred income tax benefits of $1,295 and $4,704, as of April 24, 2011 and April 25, 2010, respectively. The loss recorded in accumulated other comprehensive income (loss) for our interest rate cap contracts is recorded net of deferred income tax benefits of $49 and $30 as of April 24, 2011 and April 25, 2010, respectively.

        The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	April 24, 2011	April 25, 2010
Interest rate cap contracts	Prepaid deposits and other	$29	$24
Interest rate swap contracts	Accrued interest	1,439	6,704
Interest rate swap contracts	Other long-term liabilities	3,594	6,247

        We recorded derivative income of $7,918 and $3,541 in the statement of operations related to the change in fair value of interest rate swap contracts during the years ended April 24, 2011 and April 25, 2010, respectively.

        Additionally, during the year ended April 24, 2011, we realized derivative expense of $9,132 associated with the amortization of $5,724, net of taxes of $3,408, in cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of their ineffectiveness. During the year ended April 25, 2010, we recorded derivative expense of $3,912 associated with the amortization of $2,449, net of taxes of $1,463, in cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of their ineffectiveness.

        The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $5 and $7,139 for fiscal years 2011 and 2010, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Interest Rate Derivatives (Continued)

        The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $1,398, net of tax of $841, as of April 24, 2011.

19. Fair Value

        The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based yield curve as of the date of the valuation.

        The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the fiscal years ended April 24, 2011 and April 25, 2010:

	Fiscal Year Ended
	April 24, 2011	April 25, 2010
Interest Rate Derivatives
Beginning balance	$(12,927)	$(23,712)
Realized gains	7,918	3,541
Unrealized gains	5	7,244

Ending balance	$(5,004)	$(12,927)

        Financial Instruments—The estimated carrying amounts and fair values of our other financial instruments are as follows:

	April 24, 2011		April 25, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$75,178	$75,178	$68,069	$68,069
Marketable securities	22,173	22,173	22,926	22,296
Restricted cash and investments	12,810	12,810	2,774	2,774
Notes receivable	3,788	3,788	8,751	8,751
Financial liabilities:
Revolving line of credit	$33,000	$31,350	$21,500	$20,855
Variable rate term loans	500,000	505,000	817,256	800,911
7.75% Senior notes	297,815	305,055	—	—
7% Senior subordinated notes	357,275	358,615	357,275	326,013
Other long-term debt	4,504	4,504	4,858	4,858
Other long-term obligations	16,694	16,694	17,166	17,166

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and cash equivalents and notes receivable are carried at cost, which approximates fair value due to their short-term maturities.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19. Fair Value (Continued)

          Marketable securities and restricted cash and investments are based upon Level 1 inputs obtained from quoted prices available in active markets and represent the amounts we would expect to receive if we sold these assets.

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

20. Accumulated Other Comprehensive Income (Loss)

        A detail of accumulated other comprehensive income (loss) is as follows:

	April 24, 2011	April 25, 2010
Interest rate cap contracts	$(82)	$(50)
Interest rate swap contracts	(2,153)	(7,877)
Foreign currency translation loss	—	(133)

	$(2,235)	$(8,060)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Fiscal Year Ended
Type of Derivative Instrument	April 24, 2011	April 25, 2010
Interest rate cap contracts	$(32)	$(50)
Interest rate swap contracts	5,724	6,955

	$5,692	$6,905

21. Consolidating Condensed Financial Information

        Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7.75% Senior Notes and 7% Senior Subordinated Notes.

        The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7.75% Senior Notes and 7% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; Casino America of Colorado, Inc.; CCSC/Blackhawk, Inc.; Grand Palais Riverboat, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC-Black Hawk County, Inc.; IOC-Davenport, Inc.; IOC Holdings, L.L.C.; IOC Services, L.L.C.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino Vicksburg Partnership, L.P.; IOC Cape Girardeau, LLC; Isle of Capri Bettendorf Marina Corporation.; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk Capital Corp.; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; P.P.I, Inc.; Riverboat

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

21. Consolidating Condensed Financial Information (Continued)

Corporation of Mississippi; Riverboat Services, Inc.; and St. Charles Gaming Company, Inc. Each of the subsidiaries' guarantees is joint and several with the guarantees of the other subsidiaries.

        Consolidating condensed balance sheets as of April 24, 2011 and April 25, 2010 are as follows (in thousands):

	As of April 24, 2011
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$28,886	$87,650	$32,274	$(451)	$148,359
Intercompany receivables	1,020,593	(226,226)	(56,599)	(737,768)	—
Investments in subsidiaries	418,767	(65,229)	(37)	(353,501)	—
Property and equipment, net	10,215	1,071,415	31,919	—	1,113,549
Other assets	63,889	441,794	20,002	(53,705)	471,980

Total assets	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

Current liabilities	$40,714	$84,565	$29,050	$(451)	$153,878
Intercompany payables	—	737,768	—	(737,768)	—
Long-term debt, less current maturities	1,183,091	3,517	613	—	1,187,221
Other accrued liabilities	9,517	114,205	13,744	(53,705)	83,761
Stockholders' equity	309,028	369,349	(15,848)	(353,501)	309,028

Total liabilities and stockholders' equity	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

	As of April 25, 2010
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$35,835	$71,882	$43,287	$(1,100)	$149,904
Intercompany receivables	991,404	(187,215)	(53,421)	(750,768)	—
Investments in subsidiaries	389,522	(63,073)	(37)	(326,412)	—
Property and equipment, net	7,579	1,059,146	32,217	—	1,098,942
Other assets	60,242	409,103	11,153	(54,504)	425,994

Total assets	$1,484,582	$1,289,843	$33,199	$(1,132,784)	$1,674,840

Current liabilities	$46,580	$80,892	$30,783	$(1,100)	$157,155
Intercompany payables	—	750,768	—	(750,768)	—
Long-term debt, less current maturities	1,187,632	3,760	743	—	1,192,135
Other accrued liabilities	10,151	116,814	12,870	(54,504)	85,331
Stockholders' equity	240,219	337,609	(11,197)	(326,412)	240,219

Total liabilities and stockholders' equity	$1,484,582	$1,289,843	$33,199	$(1,132,784)	$1,674,840

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

21. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of operations for the fiscal years ended April 24, 2011, April 25, 2010 and April 26, 2009 are as follows:

	For the Fiscal Year Ended April 24, 2011
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,036,538	$—	$—	$1,036,538
Rooms, food, beverage, pari-mutuel and other	1,669	173,229	9,626	(9,528)	174,996

Gross revenues	1,669	1,209,767	9,626	(9,528)	1,211,534
Less promotional allowances	—	(206,539)	—	—	(206,539)

Net revenues	1,669	1,003,228	9,626	(9,528)	1,004,995
Operating expenses:
Casino	—	158,580	—	—	158,580
Gaming taxes	—	250,102	—	—	250,102
Rooms, food, beverage, pari-mutuel and other	42,838	368,752	9,291	(9,528)	411,353
Management fee expense (revenue)	(35,438)	35,438	—	—	—
Depreciation and amortization	1,955	86,513	572	—	89,040

Total operating expenses	9,355	899,385	9,863	(9,528)	909,075

Operating income (loss)	(7,686)	103,843	(237)	—	95,920
Interest expense, net	(29,634)	(61,032)	648	—	(90,018)
Gain on extinguishment of debt	—	—	—	—	—
Other	(1,214)	—	—	—	(1,214)
Equity in income (loss) of subsidiaries	31,565	(2,170)	—	(29,395)	—

Income (loss) from continuing operations before income taxes and noncontolling interest	(6,969)	40,641	411	(29,395)	4,688
Income tax (provision) benefit	8,057	(9,645)	(2,012)	—	(3,600)

Income (loss) from continuining operations	1,088	30,996	(1,601)	(29,395)	1,088
Income (loss) of discontinued operations	3,452	—	1,475	(1,475)	3,452

Net income (loss)	$4,540	$30,996	$(126)	$(30,870)	$4,540

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

21. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 25, 2010
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,013,386	$—	$—	$1,013,386
Rooms, food, beverage, pari-mutuel and other	1,320	176,599	9,654	(9,572)	178,001

Gross revenues	1,320	1,189,985	9,654	(9,572)	1,191,387
Less promotional allowances	—	(191,551)	—	—	(191,551)

Net revenues	1,320	998,434	9,654	(9,572)	999,836
Operating expenses:
Casino	—	153,838	—	—	153,838
Gaming taxes	—	262,241	—	—	262,241
Rooms, food, beverage, pari-mutuel and other	45,479	370,311	3,979	(9,572)	410,197
Management fee expense (revenue)	(26,197)	26,197	—	—	—
Depreciation and amortization	4,115	104,779	610	—	109,504

Total operating expenses	23,397	917,366	4,589	(9,572)	935,780

Operating income (loss)	(22,077)	81,068	5,065	—	64,056
Interest expense, net	(10,827)	(62,545)	(229)	—	(73,601)
Gain on extinguishment of debt	—	—	—	—	—
Other	(370)	—	—	—	(370)
Equity in income (loss) of subsidiaries	13,824	(1,818)	(1,450)	(10,556)	—

Income (loss) from continuing operations before income taxes and noncontolling interest	(19,450)	16,705	3,386	(10,556)	(9,915)
Income tax (provision) benefit	17,909	(8,231)	(1,304)	—	8,374

Income (loss) from continuining operations	(1,541)	8,474	2,082	(10,556)	(1,541)
Income (loss) of discontinued operations	(1,732)	(1,167)	(2,300)	3,467	(1,732)

Net income (loss)	$(3,273)	$7,307	$(218)	$(7,089)	$(3,273)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

21. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 26, 2009
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,055,694	$—	$—	$1,055,694
Rooms, food, beverage, pari-mutuel and other	368	247,488	9,514	(9,426)	247,944

Gross revenues	368	1,303,182	9,514	(9,426)	1,303,638
Less promotional allowances	—	(195,603)	—	—	(195,603)

Net revenues	368	1,107,579	9,514	(9,426)	1,108,035
Operating expenses:
Casino	—	151,610	—	—	151,610
Gaming taxes	—	269,928	—	—	269,928
Rooms, food, beverage, pari-mutuel and other	47,096	382,197	9,658	(9,426)	429,525
Management fee expense (revenue)	(30,681)	30,681	—	—	—
Depreciation and amortization	4,853	116,982	605	—	122,440

Total operating expenses	21,268	951,398	10,263	(9,426)	973,503

Operating income (loss)	(20,900)	156,181	(749)	—	134,532
Interest expense, net	(19,776)	(69,765)	(412)	—	(89,953)
Gain on extinguishment of debt	57,693	—	—	—	57,693
Equity in income (loss) of subsidiaries	53,133	(13,028)	(2,508)	(37,597)	—

Income (loss) from continuing operations before income taxes and noncontrolling interest	70,150	73,388	(3,669)	(37,597)	102,272
Income tax (provision) benefit	(8,917)	(34,058)	1,936	—	(41,039)

Income (loss) from continuining operations	61,233	39,330	(1,733)	(37,597)	61,233
Income (loss) from discontinued operations, net of tax	(17,658)	(2,038)	(39,614)	41,652	(17,658)

Net income (loss)	$43,575	$37,292	$(41,347)	$4,055	$43,575

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

21. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of cash flows for the fiscal years ended April 24, 2011, April 25, 2010 and April 26, 2009 are as follows:

	For the Fiscal Year Ended April 24, 2011
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$(1,550)	$119,078	$6,133	$—	$123,661
Net cash provided by (used in) investing activities	(29,490)	(129,743)	(10,160)	24,756	(144,637)
Net cash provided by (used in) financing activities	28,486	25,776	(1,373)	(24,756)	28,133
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(48)	—	(48)

Net increase (decrease) in cash and cash equivalents	(2,554)	15,111	(5,448)	—	7,109
Cash and cash equivalents at beginning of the period	6,506	46,994	14,569	—	68,069

Cash and cash equivalents at end of the period	$3,952	$62,105	$9,121	$—	$75,178

	For the Fiscal Year Ended April 25, 2010
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$(9,002)	$118,277	$(2,893)	$—	$106,382
Net cash provided by (used in) investing activities	109,297	(30,321)	722	(110,688)	(30,990)
Net cash provided by (used in) financing activities	(102,565)	(109,643)	(2,438)	110,688	(103,958)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(19)	—	(19)

Net increase (decrease) in cash and cash equivalents	(2,270)	(21,687)	(4,628)	—	(28,585)
Cash and cash equivalents at beginning of the period	8,776	68,681	19,197	—	96,654

Cash and cash equivalents at end of the period	$6,506	$46,994	$14,569	$—	$68,069

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

21. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 26, 2009
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$10,189	$199,401	$(18,980)	$—	$190,610
Net cash provided by (used in) investing activities	138,049	(26,177)	(2,382)	(137,357)	(27,867)
Net cash provided by (used in) financing activities	(144,824)	(171,931)	22,215	137,357	(157,183)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(696)	—	(696)

Net increase (decrease) in cash and cash equivalents	3,414	1,293	157	—	4,864
Cash and cash equivalents at beginning of the period	5,362	67,388	19,040	—	91,790

Cash and cash equivalents at end of the period	$8,776	$68,681	$19,197	$—	$96,654

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

22. Selected Quarterly Financial Information (unaudited)

        Our selected quarterly financial information has included reclassifications for amounts show in our previously filed reports on Forms 10-Q to reflect the discontinued operations presentation for our Freeport, Grand Bahama and UK casino properties.

	Fiscal Quarters Ended
	July 25, 2010	October 24, 2010	January 23, 2011	April 24, 2011
Net revenues	$251,921	$246,651	$232,007	$274,416
Operating income	20,286	20,336	16,293	39,005
Income (loss) from continuing operations	(2,655)	(1,813)	(2,657)	8,213
Income (loss) from discontinued operations, net of income taxes	—	794	—	2,658
Net income (loss)	(2,655)	(1,019)	(2,657)	10,871
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.08)	$(0.06)	$(0.08)	$0.22
Income (loss) from discontinued operations, net of income taxes	—	0.03	—	0.07

Net income (loss)	$(0.08)	$(0.03)	$(0.08)	$0.29

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.08)	$(0.06)	$(0.08)	$0.22
Income (loss) from discontinued operations, net of income taxes	—	0.03	—	0.07

Net income (loss)	$(0.08)	$(0.03)	$(0.08)	$0.29

Weighted average basic shares	32,447,904	32,783,726	32,929,965	38,103,040
Weighted average dilutive shares	32,447,904	32,783,726	32,929,965	38,252,693

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

22. Selected Quarterly Financial Information (unaudited) (Continued)

	Fiscal Quarters Ended
	July 26, 2009	October 25, 2009(1)	January 24, 2010	April 25, 2010
Net revenues	$257,914	$246,055	$227,071	$268,796
Operating income	19,939	13,822	2,676	27,619
Income (loss) from continuing operations	1,055	2,373	(11,400)	6,431
Income (loss) from discontinued operations, net of income taxes	(150)	(811)	775	(1,546)
Net income (loss)	905	1,562	(10,625)	4,885
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$0.03	$0.07	$(0.35)	$0.20
Income (loss) from discontinued operations, net of income taxes	—	(0.02)	0.02	(0.05)

Net income (loss)	$0.03	$0.05	$(0.33)	$0.15

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$0.03	$0.07	$(0.35)	$0.20
Income (loss) from discontinued operations, net of income taxes	—	(0.02)	0.02	(0.05)

Net income (loss)	$0.03	$0.05	$(0.33)	$0.15

Weighted average basic shares	31,779,100	32,319,789	32,438,809	32,445,378
Weighted average dilutive shares	31,885,101	32,511,462	32,438,809	32,515,829

        A summary of certain revenues and expenses from our continuing operations impacting our quarterly financial results is as follows:

  (1)
  During the second quarter of 2010 we recorded an expense recovery of $6,762, representing the discounted value of a receivable for reimbursement of development costs.

23. Commitments and Contingencies

        Operating Leases—The Company leases real estate and various equipment under operating lease agreements. Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 24, 2011:

Fiscal Years Ending:
2012	$18,558
2013	15,283
2014	16,322
2015	15,755
2016	15,712
Therafter	420,524

Total minimum lease payments	$502,154

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

23. Commitments and Contingencies (Continued)

        Rent expense from continuing operations was $33,772, $31,672, and $33,109 in fiscal years 2011, 2010, and 2009, respectively. Such amounts include contingent rentals of $5,427, $5,739, and $6,259 in fiscal years 2011, 2010 and 2009, respectively.

        Development Projects—On December 1, 2010, our proposed casino in Cape Girardeau, Missouri was selected by the Missouri Gaming Commission for prioritization for the 13th and final gaming license in the State of Missouri. We had previously entered into a development agreement with the City of Cape Girardeau. We currently estimate the cost of the project at approximately $125,000 with an anticipated opening date by the end of calendar 2012.

        On April 14, 2011, the Nemacolin Woodlands Resort ("Nemacolin") in Farmington, Pennsylvania was selected by the Pennsylvania Gaming Control Board for the final Category 3 resort gaming license. We had previously entered into an agreement with Nemacolin to complete the build-out of the casino space and provide management services for the casino. We currently estimate the project cost at approximately $50,000 and expect to be complete within nine months of the commencement of construction. The award of the license to Nemacolin is subject to a 30-day appeal, which ends on June 20, 2011, and the obtainment of a management license.

        Legal and Regulatory Proceedings—Our wholly owned subsidiary, Lady Luck Gaming Corporation, and several joint venture partners have been defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action.

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

        In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece's appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has tentatively been scheduled for October 2011.

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 24, 2011 we have accrued an estimated liability including interest of $11,710. Our accrual is based upon management's estimate of the original claim by the plaintiffs for lost payments. We continue to accrue interest on the asserted claim. We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

23. Commitments and Contingencies (Continued)

        We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi ("RCM"), are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and scheduled a hearing for damages. The hearing is currently scheduled for September 2011 and Silver Land has asserted damages of approximately $2,400 plus interest from the original judgment date in January 2011. The outcome of this matter is still in doubt and cannot be predicated with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted by Silver Land in this matter. After damages are assessed, we plan to appeal the judgment of the circuit court and we believe it is more likely than not we will obtain a favorable ruling on appeal.

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

24. Subsequent Events

        Due to flooding along the Mississippi River, certain of our properties were closed during fiscal 2011 and have been closed subsequent to our fiscal 2011 year-end. Our Davenport property closed on April 15, 2011, 10 days prior to fiscal year end and did not reopen until May 1, 2011. Subsequent to year-end our Caruthersville and Vicksburg properties were closed for 13 and 17 days respectively. Our Lula property closed on May 3, 2011 and partially reopened on June 3, 2011. Our Natchez property closed on May 7, 2011 and will remain closed until the Mississippi River recedes further. While we maintain insurance coverage subject to various deductibles, recognition of certain business interruption insurance proceeds are contingent upon filing and settlement of our insurance claims in future periods.

        On June 13, 2011, we granted an option agreement to a third party which could result in the sale of certain assets used at our Lake Charles, Louisiana property. The option agreement expires on November 30, 2011 and is subject to a number of conditions. The transaction is also subject to regulatory and other approvals, and passage of a local referendum to relocate the vessel to a different market. If the option is exercised and the transaction closes, we would continue to operate our Lake Charles hotel and land-based operations and consolidate our gaming operations onto one gaming vessel.

ISLE OF CAPRI CASINOS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Accounts Receivable Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 24, 2011	$1,955	$98	$(1,043)	$1,010
Year Ended April 25, 2010	5,106	1,400	(4,551)	1,955
Year Ended April 26, 2009	4,258	973	(125)	5,106

Other Receivables Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 24, 2011	$2,882	$—	$(1,000)	$1,882
Year Ended April 25, 2010	3,194	—	(312)	2,882
Year Ended April 26, 2009	3,194	—	—	3,194

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of April 24, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 24, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management has concluded that, as of April 24, 2011, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which is included in Item 8.

        Changes in Internal Controls over Financial Reporting—There have been no changes in our internal controls over financial reporting during the quarter ended April 24, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

        Equity Compensation Plans.    The following table provides information about securities authorized for issuance under our 2009 Long-Term Stock Incentive Plan for the fiscal 2011.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,367,110	$11.08	1,807,841
Equity compensation plans not approved by security holders	—	—	—

Total	1,367,110	$11.08	1,807,841

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

ISLE OF CAPRI CASINOS, INC.
Dated: June 16, 2011	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 16, 2011	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer and President (Principal Executive Officer)
Dated: June 16, 2011	/s/ DALE R. BLACK Dale R. Black, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 16, 2011	/s/ JAMES B. PERRY James B. Perry, Executive Chairman of the Board
Dated: June 16, 2011	/s/ ROBERT S. GOLDSTEIN Robert S. Goldstein, Vice Chairman of the Board
Dated: June 16, 2011	/s/ W. RANDOLPH BAKER W. Randolph Baker, Director
Dated: June 16, 2011	/s/ ALAN J. GLAZER Alan J. Glazer, Director

Dated: June 16, 2011	/s/ JEFFREY D. GOLDSTEIN Jeffrey D. Goldstein, Director
Dated: June 16, 2011	/s/ RICHARD A. GOLDSTEIN Richard A. Goldstein, Director
Dated: June 16, 2011	/s/ GREGORY J. KOZICZ Gregory J. Kozicz, Director
Dated: June 16, 2011	/s/ LEE S. WIELANSKY Lee S. Wielansky, Director

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION
3.1	*	Amended and Restated Certificate of Incorporation of Isle of Capri Casinos, Inc.

3.2		Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 25, 2010)

4.1		Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed on May 12, 2004)

4.2		Indenture, dated as of March 7, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 8, 2011)

4.3		Registration Rights Agreement, dated March 7, 2011, among the Company, the guarantors named therein and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 8, 2011)

10.1		Agreement, dated January 19, 2011, by and among Isle of Capri Casinos, Inc., and Mr. Jeffrey D. Goldstein, Mr. Robert S. Goldstein, Richard A. Goldstein and GFIL Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed on January 19, 2011)

10.2		Amendment Number One to Governance Agreement, dated February 23, 2011, by and among Isle of Capri Casinos, Inc., GFIL Holdings, LLC, Jeffrey D. Goldstein, Robert S. Goldstein and Richard A. Goldstein (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 28, 2011)

10.3	†	Amended Casino America, Inc. 1993 Stock Option Plan (Incorporated by reference to the Proxy Statement filed on August 25, 1997)

10.4	†	Amended and Restated Isle of Capri Casinos, Inc. 2009 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 4, 2009)

10.6	†	Isle of Capri Casinos, Inc. Corporate Level Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

10.7	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)

10.8	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan Code Section 409A Compliance Amendment

10.9	†	Isle of Capri Casinos, Inc.'s Amended and Restated Deferred Compensation Plan

10.10	†	Isle of Capri Casino, Inc. Amended and Restated Deferred Compensation Plan Adoption Agreement

10.11	†	Letter of Stock Option and Compensation Committee dated November 1, 2008 (Incorporated by reference to Exhibit 99.1 to the 8-K filed on November 6, 2008)

10.12	†	Isle of Capri Casinos, Inc.'s 2005 Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Quarterly Report Form 10-Q filed on March 1, 2005)

EXHIBIT NUMBER		DESCRIPTION
10.13	†	Isle of Capri Casinos, Inc. Non-employee Director Deferred Compensation Plan

10.14	†	Isle of Capri Casinos, Inc. Medical Expense Reimbursement Plan (MERP)

10.15	†	Amended and Restated Employment Agreement, dated January 18, 2011, between Virginia M. McDowell and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 18, 2011)

10.16	†	Employment Agreement dated as of December 3, 2007, between Isle of Capri Casinos, Inc. and Dale R. Black (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2007)

10.17	†	Amended and Restated Employment Agreement, dated January 18, 2011, between James B. Perry and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 18, 2011)

10.18	†	Employment Agreement, dated as of July 1, 2008, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on July 11, 2008)

10.19	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Dale R. Black (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.20	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.21	†	Employment Agreement dated as of August 6, 2009, between Isle of Capri Casinos, Inc. and Eric Hausler (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K/A filed on June 8, 2010)

10.22	†	Employment Agreement dated as of October 30, 2008, between Isle of Capri Casinos, Inc. and Paul Keller (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K/A filed on June 8, 2010)

10.23	†	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on July 11, 2008)

10.24	†	Form Stock Option Award Agreement (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on July 11, 2008)

10.25	†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.22 to the Annual Report of form 10-K filed on June 25, 2009)

10.26		Credit Agreement, dated as of July 26, 2007 among Isle of Capri Casinos, Inc., the Lenders listed herein, Credit Suisse, Cayman Island Branch, as administrative agent, issuing bank and swing line lender, Credit Suisse Securities (USA) LLC, as lead arranger and bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as co-syndication agents and U.S. Bank, N.A. and Wachovia Bank, National Association, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.27	Security Agreement, dated as of July 26, 2007, among Isle of Capri Casinos, Inc., its material subsidiaries party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent for and representative of the financial institutions party to the Credit Agreement and any Hedge Providers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.28	First Amendment to Credit Agreement, dated as of February 17, 2010, among the Company, as borrower, the financial institutions listed therein, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other agents referred to therein among Isle of Capri Casinos, Inc., the Lenders listed therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2010)

10.29	Second Amendment to Credit Agreement, dated as of March, 25, 2011, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2011)

10.30	Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.31	Addendum to Lease Agreement, dated August 1, 1992, between the City of Biloxi, Mississippi, Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.32	Second Addendum to Lease, dated April 9, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.33	Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

10.34	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.35	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

10.36	Point Cadet Compromise and Settlement Agreement, dated August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an Exhibit 10.29 to the Annual Report on Form 10-K filed on July 30, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.37	Biloxi Waterfront Project Garage-Podium Lease and Easement dated as of August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an Exhibit 10.30 to the Annual Report on Form 10-K filed on July 30, 2007)

10.38	Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.39	Second Amendment to Berth Rental Agreement dated August 13, 1996, (ii) Third Amendment to Berth Rental Agreement dated December 14, 1999 and (iii) Letter Agreement to Berth Rental Agreement dated October 17, 2006 (Biloxi) (Incorporated by reference to an Exhibit 10.32 to the Annual Report on Form 10-K filed on July 30, 2007)

10.40	Agreement on Casino Berth Tract dated as of August 15, 2002, State consented to dredging, wharfing and filling by Isle of areas to reconfigure Berth Tract to accommodate a larger gaming vessel (Biloxi) (Incorporated by reference to an Exhibit 10.33 to the Annual Report on Form 10-K filed on July 30, 2007)

10.41	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to an Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)

10.42	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)

10.43	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.46 to the Annual Report on Form 10-K filed on July 28, 2000)

10.44	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to an Exhibit 10.47 to the Annual Report on Form 10-K filed on July 28, 2000)

10.45	Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997. (Incorporated by reference to an Exhibit 10.40 to the Annual Report on Form 10-K filed on July 11, 2008)

10.46	Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999. (Incorporated by reference to an Exhibit 10.41 to the Annual Report on Form 10-K filed on July 11, 2008)

10.47	Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001. (Incorporated by reference to an Exhibit 10.42 to the Annual Report on Form 10-K filed on July 11, 2008)

EXHIBIT NUMBER		DESCRIPTION
10.48		Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001. (Incorporated by reference to an Exhibit 10.43 to the Annual Report on Form 10-K filed on July 11, 2008)

10.49		Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of August 21, 1995 (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed June 25, 2009)

10.50		First Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of October 31, 1995 (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed June 25, 2009)

10.51		Second Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of June 10, 1996 (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed June 25, 2009)

10.52		Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000. (Incorporated by reference to an Exhibit 10.44 to the Annual Report on Form 10-K filed on July 11, 2008)

10.53		Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of August 15, 1995. (Incorporated by reference to an Exhibit 10.45 to the Annual Report on Form 10-K filed on July 11, 2008)

10.54		Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 4, 1996. (Incorporated by reference to an Exhibit 10.46 to the Annual Report on Form 10-K filed on July 11, 2008)

10.55		Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of March 21, 2003.(Incorporated by reference to an Exhibit 10.47 to the Annual Report on Form 10-K filed on July 11, 2008)

10.56		Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003. (Incorporated by reference to an Exhibit 10.48 to the Annual Report on Form 10-K filed on July 11, 2008)

10.57		Operator's Contract dated August 11, 1994; as amended by: (i) Amendment to Operator's Contract dated August 15, 1998; and (ii) Second Amendment to Operator's Contract dated June 30, 2004 (Bettendorf) (Incorporated by reference to an Exhibit 10.38 to the Annual Report on Form 10-K filed on July 30, 2007)

10.58		Development Agreement by and between IOC-Cape Girardeau, LLC and the City of Cape Girardeau, Missouri dated as of October 4, 2010 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

21.1	*	Significant Subsidiaries of Isle of Capri Casinos, Inc.

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

EXHIBIT NUMBER		DESCRIPTION
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	*	Description of Governmental Regulation.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement.