Form 10-Q
period 2011-07-24
ISLE OF CAPRI CASINOS INC
filed 2011-08-31
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 24, 2011

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

As of August 26, 2011, the Company had a total of 38,729,190 shares of Common Stock outstanding (which excludes 3,336,958 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 24,	April 24,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,854	$75,178
Marketable securities	26,484	22,173
Accounts receivable, net	15,183	9,601
Income taxes receivable	2,933	3,866
Deferred income taxes	11,796	12,097
Prepaid expenses and other assets	31,608	25,444
Total current assets	155,858	148,359
Property and equipment, net	1,107,859	1,113,549
Other assets:
Goodwill	345,303	345,303
Other intangible assets, net	80,995	82,207
Deferred financing costs, net	17,802	18,911
Restricted cash and investments	13,416	12,810
Prepaid deposits and other	12,130	12,749
Total assets	$1,733,363	$1,733,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,382	$5,373
Accounts payable	28,775	26,013
Accrued liabilities:
Payroll and related	42,202	44,187
Property and other taxes	22,558	19,891
Interest	21,928	10,802
Progressive jackpots and slot club awards	16,008	15,280
Other	31,589	32,332
Total current liabilities	168,442	153,878
Long-term debt, less current maturities	1,172,778	1,187,221
Deferred income taxes	29,287	30,762
Other accrued liabilities	36,794	36,305
Other long-term liabilities	16,941	16,694
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at July 24, 2011 and 42,063,569 at April 24, 2011	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	250,092	254,013
Retained earnings	100,772	103,095
Accumulated other comprehensive (loss) income	(1,812)	(2,235)
	349,473	355,294
Treasury stock, 3,350,291 shares at July 24, 2011 and 3,841,283 at April 24, 2011	(40,352)	(46,266)
Total stockholders’ equity	309,121	309,028
Total liabilities and stockholders’ equity	$1,733,363	$1,733,888

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 24,	July 25,
	2011	2010
Revenues:
Casino	$253,036	$259,162
Rooms	10,944	10,881
Food, beverage, pari-mutuel and other	33,138	34,091
Gross revenues	297,118	304,134
Less promotional allowances	(51,311)	(52,213)
Net revenues	245,807	251,921
Operating expenses:
Casino	40,036	39,609
Gaming taxes	61,384	64,406
Rooms	2,555	2,769
Food, beverage, pari-mutuel and other	11,168	11,168
Marine and facilities	15,514	14,609
Marketing and administrative	64,164	63,620
Corporate and development	12,301	12,521
Depreciation and amortization	21,467	22,933
Total operating expenses	228,589	231,635
Operating income	17,218	20,286
Interest expense	(21,825)	(23,795)
Interest income	246	474
Derivative expense	(231)	(1,487)

Loss before income taxes	(4,592)	(4,522)
Income tax benefit	2,269	1,867
Net loss	$(2,323)	$(2,655)

Loss per common share-basic and dilutive:
Net loss	$(0.06)	$(0.08)

Weighted average basic shares	38,277,150	32,447,904
Weighted average diluted shares	38,277,150	32,447,904

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 24, 2011	42,063,569	$421	$254,013	$103,095	$(2,235)	$(46,266)	$309,028
Net loss	—	—	—	(2,323)	—	—	(2,323)
Deferred hedge adjustment, net of income tax provision of $251	—	—	—	—	418	—	418
Unrealized gain on interest rate cap contracts net of income tax provision of $3	—	—	—	—	5	—	5
Comprehensive loss							(1,900)
Exercise of stock options	2,000	—	13	—	—	—	13
Issuance of restricted stock from common stock	579	—	—	—	—	—	—
Issuance of restricted stock from treasury stock	—	—	(5,914)	—	—	5,914	—
Stock compensation expense	—	—	1,980	—	—	—	1,980
Balance, July 24, 2011	42,066,148	$421	$250,092	$100,772	$(1,812)	$(40,352)	$309,121

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 24,	July 25,
	2011	2010
Operating activities:
Net loss	$(2,323)	$(2,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,467	22,933
Amortization of deferred financing costs	1,381	821
Deferred income taxes	(1,428)	(1,884)
Stock compensation expense	1,980	1,856
Loss on derivative instruments	231	1,487
Loss (gain) on disposal of assets	86	(191)
Changes in operating assets and liabilities, net of acquisition:
Purchases of trading securities	(4,311)	(738)
Accounts receivable	(5,032)	(596)
Income tax receivable	933	791
Prepaid expenses and other assets	(5,635)	(6,291)
Accounts payable and accrued liabilities	15,100	12,353
Net cash provided by operating activities	22,449	27,886

Investing activities:
Purchase of property and equipment	(14,572)	(12,938)
Net cash paid for acquisition, net of cash acquired	—	(76,167)
Restricted cash and investments	(509)	(9,474)
Net cash used in investing activities	(15,081)	(98,579)

Financing activities:
Principal payments on debt	(1,433)	(2,324)
Net (repayments) borrowings on line of credit	(13,000)	68,500
Payment of deferred financing costs	(272)	—
Proceeds from exercise of stock options	13	3
Net cash (used in) provided by financing activities	(14,692)	66,179

Effect of foreign currency exchange rates on cash	—	(39)

Net decrease in cash and cash equivalents	(7,324)	(4,553)
Cash and cash equivalents, beginning of period	75,178	68,069
Cash and cash equivalents, end of the period	$67,854	$63,516

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

2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying interim consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 24, 2011 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2012 is a 53-week year and 2011 was a 52-week year, which commenced on April 25, 2011 and April 26, 2010,  respectively.

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

We evaluated all subsequent events through the date of the issuance of the consolidated financial statements. No material subsequent events have occurred that required recognition in the condensed consolidated financial statements.

3. Flooding

Due to flooding along the Mississippi River, five of our properties were closed for part of the first quarter of fiscal 2012.  Our Davenport property closed on April 15, 2011, and did not reopen until May 1, 2011, or six days into fiscal 2012.  Our Caurthersville and Vicksburg properties were closed for 12 and 16 days, respectively, during the first quarter of fiscal 2012.  In addition, our Natchez property closed on May 7, 2011 and reopened after 41 days.  Our Lula property closed on May 3, 2011 and partially reopened on June 3, 2011.  The Lula property remains only partially open as of the date of this report as flood damage is remediated. We maintain insurance coverage subject to various deductibles for both property damage and business interruption. Included in accounts receivable at July 24, 2011 is $7,465 representing direct reimbursable costs and property damage net of the insurance policy deductibles.  Recognition of business interruption proceeds is contingent upon filing and settlement of our insurance claims.

4.  Long-Term Debt

Long-term debt consists of the following:

	July 24,	April 24,
	2011	2011
Senior Secured Credit Facility:
Revolving line of credit, expires November 1, 2013, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$20,000	$33,000
Variable rate term loans, mature November 1, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	498,750	500,000

7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	297,866	297,815
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	4,269	4,504
	1,178,160	1,192,594
Less current maturities	5,382	5,373
Long-term debt	$1,172,778	$1,187,221

Credit Facility - Our Senior Secured Credit Facility as amended (“Credit Facility”) consists of a $300,000 revolving line of credit and a $500,000 term loan.  The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant domestic subsidiaries.

Our net line of credit availability at July 24, 2011, as limited by our maximum leverage covenant, was approximately $156,000, after consideration of $24,000 in outstanding surety bonds and letters of credit. We pay a commitment fee related to the unused portion of the Credit Facility of up to 0.625% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the three months ended July 24, 2011 was 5.59%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with all covenants as of July 24, 2011.

7.75% Senior Notes — In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 through a private placement at a price of 99.264% (“Senior Notes”).  The net proceeds from the issuance were used to repay term loans under our Credit Facility.  The Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant domestic subsidiaries and certain other subsidiaries as described in Note 13.  All of the guarantor subsidiaries are wholly owned by us.  The Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness.  The Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2015, with call premiums as defined in the indenture governing the Senior Notes.

7% Senior Subordinated Notes - Our 7% Senior Subordinated Notes are due 2014 (“Subordinated Notes”) and are guaranteed, on a joint and several basis, by all of our significant subsidiaries and certain other subsidiaries as described in Note 13. All of the guarantor subsidiaries are wholly owned by us. The Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The Subordinated Notes are redeemable, in whole or in part, at our option at any time with call premiums as defined in the indenture governing the Subordinated Notes.

The indenture governing the Subordinated Notes limits, among other things, our ability and our restricted subsidiaries’ ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase stock. The indenture also limits our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

5.  Earnings Per Share

	Three Months Ended
	July 24,	July 25,
	2011	2010
Numerator:

Net loss	$(2,323)	$(2,655)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	38,277,150	32,447,904
Effect of dilutive securities
Employee stock options	—	—
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	38,277,150	32,447,904

Basic earnings (loss) per share:
Net loss	$(0.06)	$(0.08)

Diluted earnings (loss) per share:
Net loss	$(0.06)	$(0.08)

The following table sets forth the computation of basic and diluted income (loss) per share:

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Due to the net loss, stock options representing 107,549 shares, which are potentially dilutive, and 469,710 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three months ended July 24, 2011.  Due to the net loss, stock options representing 187,276 shares, which are potentially dilutive, and 534,210 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three months ended July 25, 2010.

6.  Stock Based Compensation

Under our amended and restated 2009 Long Term Incentive Plan we have issued restricted stock and stock options.

Restricted Stock —During the first quarter ended July 24, 2011, we issued 490,992 shares of restricted stock with a weighted average grant-date fair value of $8.73 to employees and 579 shares of restricted stock with a weighted average grant-date fair value of $8.92 to a director.  Restricted stock awarded to employees under annual long-term incentive grants primarily vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Restricted stock awarded under our October 2008 tender offer vests in October 2011. Our estimate of forfeitures for restricted stock for employees is

10%. No forfeiture rate is estimated for directors. As of July 24, 2011, our unrecognized compensation cost for unvested restricted stock is $5,463 with a remaining weighted average vesting period of 1.2 years.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. We currently estimate our aggregate forfeiture rates at 12%. As of July 24, 2011, our unrecognized compensation cost for unvested stock options was $531 with a weighted average vesting period of 1.9 years.

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

As a result of the amendment to our Credit Facility in the fourth quarter of fiscal 2010, our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income (expense) in the consolidated statement of operations. Prior to their ineffectiveness, changes in the fair value of these interest rate swaps were adjusted through other comprehensive income (loss) as these derivative instruments qualified for hedge accounting. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of July 24, 2011, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.25%.

The interest rate cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of July 24, 2011, as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements.

The loss recorded in other comprehensive income (loss) of our interest rate swap agreements is recorded net of deferred income tax benefits of $1,044 and $1,295, as of July 24, 2011 and April 24, 2011, respectively.  The loss recorded in other comprehensive income (loss) for our interest rate cap agreements is recorded net of deferred income tax benefits of $46 and $49 as of July 24, 2011 and April 24, 2011, respectively.

The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	July 24, 2011	April 24, 2011
Interest rate cap contract	Prepaid deposits and other	$3	$29
Interest rate swap contracts	Accrued interest	919	1,439
Interest rate swap contracts	Other long-term liabilities	3,676	3,594

We recorded income of $438 and $2,424 in derivative income (expense) related to the change in fair value of interest rate swap contracts during the three months ended July 24, 2011 and July 25, 2010, respectively.

Additionally, during the three months ended July 24, 2011, we realized derivative expense of $669 associated with the amortization of $418, net of taxes of $251, of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of their ineffectiveness. During the three months ended July 25, 2010, we realized derivative expense of $3,911 associated with the amortization of $2,449, net of taxes of $1,462, of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of their ineffectiveness.

The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $26 and $22 for the three months ended July 24, 2011 and July 25, 2010, respectively.

The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $1,121, net of tax of $675, as of July 24, 2011.

8.  Fair Value

The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended July 24, 2011:

Interest
Rate
Hedges
Balance at April 24, 2011	$(5,004)
Realized gains/(losses)	438
Unrealized gains/(losses)	(26)
Balance at July 24, 2011	$(4,592)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	July 24, 2011		April 24, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$67,854	$67,854	$75,178	$75,178
Marketable securities	26,484	26,484	22,173	22,173
Restricted cash	13,416	13,416	12,810	12,810
Notes receivable	3,041	3,041	3,788	3,788

Financial liabilities:
Revolving line of credit	$20,000	$18,200	$33,000	$31,350
Variable rate term loans	498,750	502,490	500,000	505,000
7% Senior subordinated notes	357,275	359,061	357,275	358,615
7.75% Senior notes	297,866	304,940	297,815	305,055
Other long-term debt	4,269	4,269	4,504	4,504
Other long-term obligations	16,941	16,941	16,694	16,694

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

9.  Accumulated Other Comprehensive Income (Loss)

A detail of Accumulated other comprehensive income (loss) is as follows:

	July 24, 2011	April 24, 2011
Interest rate cap contracts	$(77)	$(82)
Interest rate swap contracts	(1,735)	(2,153)
	$(1,812)	$(2,235)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Three Months Ended
	July 24,	July 25,
Type of Derivative Instrument	2011	2010
Interest rate cap contract	$5	$(13)
Interest rate swap contracts	418	2,449
	$423	$2,436

10.  Income Taxes

Our effective income tax rates for the three months ended July 24, 2011 and July 25, 2010 were 49.4% and 41.3%, respectively. Our effective rate is based on statutory rates applied to our income adjusted for permanent differences.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit. During the first quarter ended July 24, 2011, the federal statute of limitations expired for the open tax years ending April 2006 and April 2007.

11.  Supplemental Disclosures

Cash Flow — For the three months ended July 24, 2011 and July 25, 2010, we made net cash payments for interest of $8,916 and $16,712, respectively. Additionally, we received income tax refunds of $109 and $927  during the three months ended July 24, 2011 and July 25, 2010, respectively.

For the three months ended July 24, 2011 and July 25, 2010, the change in accrued purchases of property and equipment in accounts payable increased by $630 and $1,206, respectively.

Acquisition — We completed the acquisition of Rainbow Casino-Vicksburg Partnership, L.P. (“Rainbow”) located in Vicksburg, Mississippi on June 8, 2010 acquiring 100% of the partnership interests and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010.  The pro forma results of operations, as if the acquisition of Rainbow had occurred on the first day of fiscal 2011, is as follows:

Three Months Ended
July 25,
2010
Pro forma
Net revenues	$255,738
Loss before income taxes	(4,407)
Net loss	(2,583)
Basic and diluted loss per share	(0.08)

12.  Commitments and Contingencies

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

On April 14, 2011, the Nemacolin Woodlands Resort (“Nemacolin”) in Farmington, Pennsylvania was selected by the Pennsylvania Gaming Control Board for the final Category 3 resort gaming license.  We had previously entered into an agreement with Nemacolin to complete the build-out of the casino space and provide management services of the casino. We currently estimate the project cost at approximately $50,000. The award of the Pennsylvania license to Nemacolin has been appealed to the Pennsylvania Supreme Court by one of the other applicants.  Subject to a successful ruling in the appeal, we expect to complete construction of the facility within approximately nine months after commencing construction.

Legal and Regulatory Proceedings—Our wholly owned subsidiary, Lady Luck Gaming Corporation and several joint venture partners have been defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action.

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

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through July 24, 2011, we have accrued an estimated liability including interest of $11,980. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi (“RCM”), are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and scheduled a hearing for damages. The hearing is currently scheduled for September 2011 and Silver Land has asserted damages of approximately $2,400 plus interest from the original judgment date in January 2011. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted by Silver Land in this matter. After damages are assessed, we plan to appeal the judgment of the circuit court and we believe it is more likely than not we will obtain a favorable ruling on appeal.

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

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7.75% Senior Notes and 7% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; Casino America of Colorado, Inc.; CCSC/Blackhawk, Inc.; Grand Palais Riverboat, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC Black Hawk County, Inc.; IOC Davenport, Inc.; IOC Holdings, L.L.C.; IOC Services, LLC.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino Vicksburg Partnership, L.P.; IOC Cape Girardeau, LLC; Isle of Capri Bettendorf Marina Corporation; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk Capital Corp.; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; P.P.I, Inc.; Riverboat Corporation of Mississippi; Riverboat Services, Inc.; and St. Charles Gaming Company, Inc.

Consolidating condensed balance sheets as of July 24, 2011 and April 24, 2011 are as follows (in thousands):

	As of July 24, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$46,192	$84,343	$32,659	$(7,336)	$155,858
Intercompany receivables	998,061	(210,429)	(49,864)	(737,768)	—
Investments in subsidiaries	421,220	(65,541)	(37)	(355,642)	—
Property and equipment, net	10,009	1,065,611	32,239	—	1,107,859
Other assets	65,979	441,293	17,267	(54,893)	469,646
Total assets	$1,541,461	$1,315,277	$32,264	$(1,155,639)	$1,733,363

Current liabilities	$53,788	$86,628	$35,362	$(7,336)	$168,442
Intercompany payables	—	737,768	—	(737,768)	—
Long-term debt, less current maturities	1,168,891	3,307	580	—	1,172,778
Other accrued liabilities	9,661	114,281	13,973	(54,893)	83,022
Stockholders’ equity	309,121	373,293	(17,651)	(355,642)	309,121
Total liabilities and stockholders’ equity	$1,541,461	$1,315,277	$32,264	$(1,155,639)	$1,733,363

	As of April 24, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$28,886	$87,650	$32,274	$(451)	$148,359
Intercompany receivables	1,020,593	(226,226)	(56,599)	(737,768)	—
Investments in subsidiaries	418,767	(65,229)	(37)	(353,501)	—
Property and equipment, net	10,215	1,071,415	31,919	—	1,113,549
Other assets	63,889	441,794	20,002	(53,705)	471,980
Total assets	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

Current liabilities	$40,714	$84,565	$29,050	$(451)	$153,878
Intercompany payables	—	737,768	—	(737,768)	—
Long-term debt, less current maturities	1,183,091	3,517	613	—	1,187,221
Other accrued liabilities	9,517	114,205	13,744	(53,705)	83,761
Stockholders’ equity	309,028	369,349	(15,848)	(353,501)	309,028
Total liabilities and stockholders’ equity	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

Consolidating condensed statements of operations for the three months ended July 24, 2011 and July 25, 2010 are as follows (in thousands):

	For the Three Months Ended July 24, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$253,036	$—	$—	$253,036
Rooms, food, beverage, pari-mutuel and other	151	43,914	2,420	(2,403)	44,082
Gross revenues	151	296,950	2,420	(2,403)	297,118
Less promotional allowances	—	(51,311)	—	—	(51,311)
Net revenues	151	245,639	2,420	(2,403)	245,807

Operating expenses:
Casino	—	40,036	—	—	40,036
Gaming taxes	—	61,384	—	—	61,384
Other operating expenses	12,889	93,436	1,780	(2,403)	105,702
Management fee expense (revenue)	(8,624)	8,624	—	—	—
Depreciation and amortization	433	20,896	138	—	21,467
Total operating expenses	4,698	224,376	1,918	(2,403)	228,589

Operating income (loss)	(4,547)	21,263	502	—	17,218
Interest expense, net	(6,487)	(14,960)	(132)	—	(21,579)
Other	(231)	—	—	—	(231)
Equity in income (loss) of subsidiaries	2,296	(317)	—	(1,979)	—

Income (loss) before income taxes	(8,969)	5,986	370	(1,979)	(4,592)
Income tax (provision) benefit	6,646	(2,204)	(2,173)	—	2,269
Net income (loss)	$(2,323)	$3,782	$(1,803)	$(1,979)	$(2,323)

	For the Three Months Ended July 25, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$259,162	$—	$—	$259,162
Rooms, food, beverage, pari-mutuel and other	322	44,626	2,544	(2,520)	44,972
Gross revenues	322	303,788	2,544	(2,520)	304,134
Less promotional allowances	—	(52,213)	—	—	(52,213)
Net revenues	322	251,575	2,544	(2,520)	251,921

Operating expenses:
Casino	—	39,609	—	—	39,609
Gaming taxes	—	64,406	—	—	64,406
Other operating expenses	11,025	92,172	4,010	(2,520)	104,687
Management fee expense (revenue)	(8,713)	8,713	—	—	—
Depreciation and amortization	580	22,201	152	—	22,933
Total operating expenses	2,892	227,101	4,162	(2,520)	231,635

Operating income (loss)	(2,570)	24,474	(1,618)	—	20,286
Interest expense, net	(7,945)	(15,333)	(43)	—	(23,321)
Other	(1,487)	—	—	—	(1,487)
Equity in income (loss) of subsidiaries	4,834	(645)	—	(4,189)	—

Income (loss) before income taxes	(7,168)	8,496	(1,661)	(4,189)	(4,522)
Income tax (provision) benefit	4,513	(2,868)	222	—	1,867
Net income (loss)	$(2,655)	$5,628	$(1,439)	$(4,189)	$(2,655)

Consolidating condensed statements of cash flows for the three months ended July 24, 2011 and July 25, 2010 are as follows (in thousands):

	Three Months Ended July 24, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(1,865)	$21,226	$3,088	$—	$22,449
Net cash provided by (used in) investing activities	22,172	(14,502)	(222)	(22,529)	(15,081)
Net cash provided by (used in) financing activities	(14,458)	(15,996)	(6,767)	22,529	(14,692)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	5,849	(9,272)	(3,901)	—	(7,324)
Cash and cash equivalents at beginning of the period	3,952	62,105	9,121	—	75,178
Cash and cash equivalents at end of the period	$9,801	$52,833	$5,220	$—	$67,854

	Three Months Ended July 25, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(15,500)	$34,460	$8,926	$—	$27,886
Net cash provided by (used in) investing activities	(49,468)	(88,293)	(9,654)	48,836	(98,579)
Net cash provided by (used in) financing activities	66,404	57,892	(9,281)	(48,836)	66,179
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(39)	—	(39)
Net increase (decrease) in cash and cash equivalents	1,436	4,059	(10,048)	—	(4,553)
Cash and cash equivalents at beginning of the period	6,506	46,994	14,569	—	68,069
Cash and cash equivalents at end of the period	$7,942	$51,053	$4,521	$—	$63,516

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 24, 2011.

Executive Overview

We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States. We have intentionally sought geographic diversity to limit the risks caused by weather, regional economic difficulties and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. We also operate a harness racing track at our casino in Florida.

Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 24, 2011 and by giving consideration to the following:

Flooding—Due to flooding along the Mississippi River, five of our properties have been closed for a portion of our first quarter ended July 24, 2011. We maintain insurance coverage subject to various deductibles for both property damage and business interruption. Recognition of business interruption proceeds is contingent upon filing and settlement of our insurance claims.  A summary of the closure dates and subsequent reopening is as follows:

	Closing Date	Reopening Date	Number Days Closed
Davenport, Iowa	April 15, 2011	May 1, 2011	15	(A)
Caruthersville, Missouri	May 1, 2011	May 13, 2011	12
Lula, Mississippi	May 3, 2011	June 3, 2011	31	(B)
Natchez, Mississippi	May 7, 2011	June 17, 2011	41
Vicksburg, Mississippi	May 11, 2011	May 27, 2011	16

(A)  Six days of closure in the first quarter of fiscal 2012

(B)  One of the two casino barges remains closed as flood damage is remediated

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

Acquisition of Rainbow Casino - We completed the acquisition of Rainbow Casino-Vicksburg Partnership, L.P. (“Rainbow”) located in Vicksburg, Mississippi on June 8, 2010 acquiring 100% of the partnership interests and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010. The acquisition was funded by borrowings from our Credit Facility.

Revenues

Revenues for the three months ended July 24, 2011 and July 25, 2010 are as follows:

	Three Months Ended
	July 24,	July 25,		Percentage
(in thousands)	2011	2010	Variance	Variance
Revenues:
Casino	$253,036	$259,162	$(6,126)	-2.4%
Rooms	10,944	10,881	63	0.6%
Food, beverage, pari-mutuel and other	33,138	34,091	(953)	-2.8%
Gross revenues	297,118	304,134	(7,016)	-2.3%
Less promotional allowances	(51,311)	(52,213)	902	-1.7%
Net revenues	$245,807	$251,921	(6,114)	-2.4%

Casino Revenues - Casino revenues decreased $6.1 million, or 2.4%, for the three months ended July 24, 2011, as compared to the same period in fiscal 2011. Casino revenues for our properties not closed due to flooding increased $5.3 million, or 2.6% for the three months ended July 24, 2011, as compared to the same period in fiscal 2011. This included increased casino revenues of $1.9 million at our Pompano property and $2.1 million at our Black Hawk property.

Rooms Revenue - Rooms revenue remained stable for the three months ended July 24, 2011, as compared to the same period in the prior fiscal year. Rooms revenue for our properties not closed due to flooding increased $0.5 million, or 5.3% for the three months ended July 24, 2011, as compared to the same period in fiscal 2011.

Food, Beverage, Pari-Mutuel and Other Revenues — Food, beverage, pari-mutuel and other revenues decreased $1.0 million, or 2.8%, for the three months ended July 24, 2011, as compared to the same period in the prior fiscal year. Food, beverage, pari-mutuel and other revenue for our properties not closed due to flooding increased $0.4 million, or 1.3% for the three months ended July 24, 2011, as compared to the same period in fiscal 2011.

Promotional Allowances - Promotional allowances decreased $0.9 million, or 1.7%, for the three months ended July 24, 2011, as compared to the same period in the prior fiscal year. Promotional allowances for our properties not closed due to flooding increased $0.9 million, or 2.1% for the three months ended July 24, 2011, as compared to the same period in fiscal 2011. Changes in our promotional allowances reflect revisions to our marketing plans as a result of changes in competition, economic conditions and regulations.

Operating Expenses

Operating expenses for the three months ended July 24, 2011 and July 25, 2010 are as follows:

	Three Months Ended
	July 24,	July 25,		Percentage
(in thousands)	2011	2010	Variance	Variance
Operating expenses:
Casino	$40,036	$39,609	$427	1.1%
Gaming taxes	61,384	64,406	(3,022)	-4.7%
Rooms	2,555	2,769	(214)	-7.7%
Food, beverage, pari-mutuel and other	11,168	11,168	—	0.0%
Marine and facilities	15,514	14,609	905	6.2%
Marketing and administrative	64,164	63,620	544	0.9%
Corporate and development	12,301	12,521	(220)	-1.8%
Depreciation and amortization	21,467	22,933	(1,466)	-6.4%
Total operating expenses	$228,589	$231,635	(3,046)	-1.3%

Casino - Casino operating expenses increased $0.4 million, or 1.1%, for the three months ended July 24, 2011, as compared to the same period in the prior fiscal year. Casino operating expenses for our properties not closed due to flooding increased $1.2 million, or 3.7% for the three months ended July 24, 2011, as compared to the same period in fiscal 2011 reflective of increased casino revenues at these properties.

Gaming Taxes - State and local gaming taxes decreased $3.0 million, or 4.7%, for the three months ended July 24, 2011, as compared to the same period in the prior fiscal year. Reductions in gaming taxes for the three months ended July 24, 2011 reflect the decrease in state gaming taxes at our Pompano facility from 50% to 35% effective July 1, 2010, decreases in our overall gaming revenues and changes in the mix of our gaming revenues derived from states with different gaming tax rates.

Rooms - Rooms expense decreased $0.2 million, or 7.7%, for the three months ended July 24, 2011, as compared to the same period in the prior fiscal year. Rooms expense for our properties not closed due to flooding decreased $0.1 million, or 3.7% for the three months ended July 24, 2011, as compared to the same period in fiscal 2011. These expenses directly relate to the cost of providing hotel rooms.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other expenses remained stable for the three months ended July 24, 2011, as compared to the same period in the prior fiscal year. Food, beverage, pari-mutuel and other revenue for our properties not closed due to flooding increased $0.1 million, or 1.0% for the three months ended July 24, 2011, as compared to the same period in fiscal 2011.

Marine and Facilities -  Marine and facilities expenses increased $0.9 million, or 6.2%, for the three months ended July 24, 2011 as compared to the same period in the prior fiscal year. Marine and facilities expense for our properties not closed due to flooding increased $1.2 million, or 10.3% for the three months ended July 24, 2011, as compared to the same period in fiscal 2011 reflecting increased spending for repairs and maintenance.

Marketing and Administrative -  Marketing and administrative expenses increased $0.5 million, or 0.9%, for the three months ended July 24, 2011 as compared to the same period in the prior fiscal year. Marketing and administrative expenses for our properties not closed due to flooding increased $1.6 million, or 3.2% for the three months ended July 24, 2011, as compared to the same period in fiscal 2011 reflecting increased marketing expenditures designed to increase market share and customer trials.

Corporate and Development — During the three months ended July 24, 2011, our corporate and development expenses were $12.3 million compared to $12.5 million for the three months ended July 25, 2010.  The decrease is a result of acquisition and abandonded equity offering costs in the first quarter of 2011 primarily offset by the timing of the cash portion of long-term incentive compensation, which was awarded in the first quarter of fiscal 2012 versus the second quarter of fiscal 2011.

Depreciation and Amortization - Depreciation and amortization expense for the three months ended July 24, 2011 decreased $1.5 million, as compared to the same period in the prior fiscal year, primarily due to certain assets becoming fully depreciated.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative expense and income tax (provision) benefit for the three months ended July 24, 2011 and July 25, 2010 are as follows:

	Three Months Ended
	July 24,	July 25,		Percentage
(in thousands)	2011	2010	Variance	Variance

Interest expense	$(21,825)	$(23,795)	$1,970	-8.3%
Interest income	246	474	(228)	-48.1%
Derivative expense	(231)	(1,487)	1,256	-84.5%
Income tax benefit (provision)	2,269	1,867	402	21.5%

Interest Expense - Interest expense decreased $2.0 million for the three months ended July 24, 2011, as compared to the same period in the prior fiscal year. This decrease primarily reflects the expiration of several interest rate swap agreements during fiscal 2011.

Derivative Expense — This includes expenses related to the change in fair value of our ineffective interest rate swaps and amortization of the cumulative loss in other comprehensive income at the date of ineffectivess.  Our interest rate swaps became ineffective following the amendment of our senior secured credit facility during the fourth quarter of fiscal year 2010.  The decrease for the three months ended July 24, 2011 compared to the same period in the prior fiscal year reflects the maturity of certain interest rate swap agreements.

Income Tax Benefit (Provision) — Our income tax benefit (provision) from continuing operations and our effective income tax rate has been impacted our estimate of annual taxable income for financial statement purposes, our percentage of permanent and other items in relation to such estimated income or loss, as well as the expiration of federal statute of limitations on open tax years ending in April 2006 and  April 2007.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the three months ended July 24, 2011, we generated $22.4 million in cash flows from operating activities compared to generating $27.9 million during the three months ended July 25, 2010. The year over year decrease in cash flows from operating activities is primarily the result of increases in insurance receivables of $7.2 million due to flooding during the first quarter of fiscal 2012.

Cash Flows used in Investing Activities - During the three months ended July 24, 2011, we used $15.1 million for investing activities compared to using $98.6 million during the three months ended July 25, 2010. Significant investing activities for the three months ended July 24, 2011 included capital expenditures of $14.6 million, including $4.1 million relating to Cape Girardeau and Nemacolin. Significant investing activities for the three months ended July 25, 2010 included the purchase of the Rainbow casino in Vicksburg, Mississippi for $76.2 million, net of cash acquired and purchase price adjustments, purchases of property and equipment of $12.9 million and increases in restricted cash at our captive insurance company by $9.5 million to fund insurance reserves in lieu of providing letters of credit.

Cash Flows used in Financing Activities — During the three months ended July 24, 2011, our net cash flows used in financing activities were used primarily to repay our outstanding long-term debt of $14.4 million.  During the three months ended July 25, 2010, we had net borrowings under our line of credit of $68.5 million which included the borrowing of $80 million to fund our acquisition of the Rainbow casino in Vicksburg, Mississippi, and also used $2.3 million to repay other outstanding long-term debt.

Availability of Cash and Additional Capital - At July 24, 2011, we had cash and cash equivalents of $67.9 million and marketable securities of $26.5 million. As of July 24, 2011, we had $20 million in revolving credit and $498.8 million in term loans outstanding under the senior secured credit facility. Our line of credit availability at July 24, 2011 was approximately $156 million as limited by our leverage ratio.

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

Our Cape Girardeau project is expected to include 1,000 slot machines, 28 table games, three restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center. We currently estimate the cost of the project at approximately $125 million with an anticipated opening date by the end of calendar 2012. At July 24, 2011, we have incurred capital expenditures, including capitalized interest, of $17.0 million including current year capital expenditures of $4.0 million.  For the balance of the current fiscal year, we estimate additional capital expenditures of  approximately $50 million.

On April 14, 2011, our proposed casino in Nemacolin, Pennsylvania was selected by the Pennsylvania Gaming Control Board. We have entered into a development and management agreement with Nemacolin Woodlands Resort to build and operate a casino which is expected to include 600 slot machines and 28 table games. We currently estimate the project cost at approximately $50 million. The award of the Pennsylvania license to Nemacolin has been appealed to the Pennsylvania Supreme Court by one of the other applicants. Subject to a successful ruling in the appeal, we expect to complete construction of the facility within approximately nine months after commencing construction.  At July 24, 2011, we have incurred capital expenditures, including capitalized interest, of $0.4 million including current year capital expenditures of $0.1 million. The timing of additional significant expenditures is dependent upon resolution of the items discussed above.

Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. During the three months ended July 24, 2011, we have incurred capital expenditures at our existing properties of $10.5 million.  For the balance of the current fiscal year, we estimate additional capital expenditures at our existing properties to be approximately $40 million.

We have identified several capital projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties, and further Lady Luck conversions. The timing, completion and amount of these capital projects will be determined as we gain more clarity as to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

Typically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing. While we believe that cash on hand, proceeds from our recent equity offering, cash flow from operations, and available borrowings under our Credit Facility will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that the level of our capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2011 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first quarter of fiscal year 2012, nor were there any material changes to the critical accounting policies and estimates set forth in our 2011 Annual Report.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Isle of Capri Casinos, Inc. senior secured credit facility (“Credit Facility”).

We have entered into interest rate swap and cap arrangements with aggregate notional value of $320.0 million as of July 24, 2011. The swap agreements effectively convert portions of the Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2012, 2013 and 2014.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of July 24, 2011.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 24, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 12 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                     RISK FACTORS

We are not aware of any material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the fiscal year ended April 24, 2011.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the three months ended July 24, 2011.

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

ISLE OF CAPRI CASINOS, INC.

Dated: August 31, 2011	/s/ DALE R. BLACK
Dale R. Black
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended July 24, 2011, filed on August 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.