Form 10-Q
period 2011-10-23
ISLE OF CAPRI CASINOS INC
filed 2011-12-01
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 23, 2011

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

As of November 29, 2011, the Company had a total of 38,982,281 shares of Common Stock outstanding (which excludes 3,083,867 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	October 23,	April 24,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,207	$75,178
Marketable securities	27,106	22,173
Accounts receivable, net	8,588	9,367
Insurance receivable	8,158	234
Income taxes receivable	3,325	3,866
Deferred income taxes	11,573	12,097
Prepaid expenses and other assets	29,965	25,444
Total current assets	154,922	148,359
Property and equipment, net	1,107,159	1,113,549
Other assets:
Goodwill	345,303	345,303
Other intangible assets, net	79,783	82,207
Deferred financing costs, net	16,396	18,911
Restricted cash and investments	12,454	12,810
Prepaid deposits and other	9,815	12,749
Total assets	$1,725,832	$1,733,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,386	$5,373
Accounts payable	26,510	26,013
Accrued liabilities:
Payroll and related	41,353	44,187
Property and other taxes	24,611	19,891
Interest	8,610	10,802
Progressive jackpots and slot club awards	15,807	15,280
Other	32,378	32,332
Total current liabilities	154,655	153,878
Long-term debt, less current maturities	1,179,530	1,187,221
Deferred income taxes	28,260	30,762
Other accrued liabilities	36,186	36,305
Other long-term liabilities	16,626	16,694
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at October 23, 2011 and 42,063,569 at April 24, 2011	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	249,342	254,013
Retained earnings	99,315	103,095
Accumulated other comprehensive (loss) income	(1,360)	(2,235)
	347,718	355,294
Treasury stock, 3,083,867 shares at October 23, 2011 and 3,841,283 at April 24, 2011	(37,143)	(46,266)
Total stockholders’ equity	310,575	309,028
Total liabilities and stockholders’ equity	$1,725,832	$1,733,888

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 23,	October 24,	October 23,	October 24,
	2011	2010	2011	2010
Revenues:
Casino	$256,021	$254,640	$509,057	$513,802
Rooms	10,460	10,643	21,404	21,524
Food, beverage, pari-mutuel and other	33,715	33,997	66,853	68,088
Insurance recoveries	111	—	111	—
Gross revenues	300,307	299,280	597,425	603,414
Less promotional allowances	(52,836)	(52,629)	(104,147)	(104,842)
Net revenues	247,471	246,651	493,278	498,572
Operating expenses:
Casino	41,869	39,979	81,905	79,588
Gaming taxes	61,097	60,214	122,481	124,620
Rooms	2,470	2,725	5,025	5,494
Food, beverage, pari-mutuel and other	10,559	11,123	21,727	22,291
Marine and facilities	16,211	15,347	31,725	29,956
Marketing and administrative	64,966	63,808	129,130	127,428
Corporate and development	9,355	10,940	21,656	23,461
Depreciation and amortization	21,867	22,179	43,334	45,112
Total operating expenses	228,394	226,315	456,983	457,950
Operating income	19,077	20,336	36,295	40,622
Interest expense	(21,877)	(23,410)	(43,702)	(47,205)
Interest income	193	467	439	941
Derivative income (expense)	260	(743)	29	(2,230)

Loss from continuing operations before income taxes	(2,347)	(3,350)	(6,939)	(7,872)
Income tax benefit	890	1,537	3,159	3,404
Loss from continuing operations	(1,457)	(1,813)	(3,780)	(4,468)
Income from discontinued operations, net of income taxes	—	794	—	794
Net loss	$(1,457)	$(1,019)	$(3,780)	$(3,674)

Loss per common share-basic and dilutive:
Loss from continuing operations	$(0.04)	$(0.06)	$(0.10)	$(0.14)
Income from discontinued operations, net of income taxes	—	0.03	—	0.03
Net loss	$(0.04)	$(0.03)	$(0.10)	$(0.11)

Weighted average basic shares	38,753,049	32,783,726	38,515,099	32,615,815
Weighted average diluted shares	38,753,049	32,783,726	38,515,099	32,615,815

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 24, 2011	42,063,569	$421	$254,013	$103,095	$(2,235)	$(46,266)	$309,028
Net loss	—	—	—	(3,780)	—	—	(3,780)
Deferred hedge adjustment, net of income tax provision of $503	—	—	—	—	836	—	836
Unrealized gain on interest rate cap contracts net of income tax provision of $23	—	—	—	—	39	—	39
Comprehensive loss							(2,905)
Exercise of stock options	2,000	—	13	—	—	—	13
Issuance of restricted stock from common stock	579	—	—	—	—	—	—
Issuance of restricted stock from treasury stock	—	—	(9,123)	—	—	9,123	—
Stock compensation expense	—	—	4,439	—	—	—	4,439
Balance, October 23, 2011	42,066,148	$421	$249,342	$99,315	$(1,360)	$(37,143)	$310,575

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 23,	October 24,
	2011	2010
Operating activities:
Net loss	$(3,780)	$(3,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,334	45,112
Amortization of deferred financing costs	2,909	1,642
Amortization of debt discount	(102)	—
Deferred income taxes	(2,505)	(3,537)
Stock compensation expense	4,439	4,466
(Gain) loss on derivative instruments	(29)	2,230
Loss (gain) on disposal of assets	46	(202)
Changes in operating assets and liabilities, net of acquisition:
Purchases of trading securities	(4,933)	(88)
Accounts receivable	1,329	1,124
Insurance receivable	(7,924)	—
Income tax receivable	541	(741)
Prepaid expenses and other assets	(1,273)	(2,065)
Accounts payable and accrued liabilities	1,153	4,465
Net cash provided by operating activities	33,205	48,732

Investing activities:
Purchase of property and equipment	(34,326)	(25,720)
Net cash paid for acquisition, net of cash acquired	—	(76,167)
Restricted cash and investments	107	(9,766)
Net cash used in investing activities	(34,219)	(111,653)

Financing activities:
Principal payments on debt	(2,576)	(4,464)
Net (repayments) borrowings on line of credit	(5,000)	63,500
Payment of deferred financing costs	(394)	—
Proceeds from exercise of stock options	13	3
Net cash (used in) provided by financing activities	(7,957)	59,039

Effect of foreign currency exchange rates on cash	—	(54)

Net decrease in cash and cash equivalents	(8,971)	(3,936)
Cash and cash equivalents, beginning of period	75,178	68,069
Cash and cash equivalents, end of the period	$66,207	$64,133

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

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2012 is a 53-week year, which commenced on April 25, 2011, with the fourth quarter having 14 weeks.  Fiscal 2011 was a 52-week year, which commenced on April 26, 2010.

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

3. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, (“FASB”) issued Update No. 2011-08, “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350 “Intangibles — Goodwill and Other.” This update permits entities to make a qualitative assessment of whether a reporting unit’s fair value is, more likely than not, less than its carrying amount. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity is not required to perform the two-step impairment test for that reporting unit. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption to materially affect our consolidated financial statements.

In June 2011, the FASB issued Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which allows for the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011.  While the adoption will impact where we disclose the components of other comprehensive income in our consolidated financial statements, we do not expect the adoption to have a material impact on those consolidated financial statements.

4.  Flooding

Flooding along the Mississippi River caused five of our properties to close for portions of the six months ended October 23, 2011.  A summary of the closure dates and subsequent reopening is as follows:

	Closing Date	Reopening Date	Number Days Closed
Davenport, Iowa	April 15, 2011	May 1, 2011	15 (A)
Caruthersville, Missouri	May 1, 2011	May 13, 2011	12
Lula, Mississippi	May 3, 2011	June 3, 2011	31
		September 2, 2011	91 (B)
Natchez, Mississippi	May 7, 2011	June 17, 2011	41
Vicksburg, Mississippi	May 11, 2011	May 27, 2011	16

(A)  Six days of closure in the first quarter of fiscal 2012.

(B)  The second casino barge reopened on September 2, 2011 after flood damage was remediated.

Operations were impacted beyond the number of days closed as business levels fluctuated before actual closure and for extended periods of time after reopening. We maintain insurance coverage subject to various deductibles for both property damage and business interruption. We have recorded a receivable of $8,158 at October 23, 2011 representing direct reimbursable costs and property damage net of the insurance policy deductibles.  During the three months ended October 23, 2011, we recognized $111 of revenue as partial settlement of our business interruption claim related to our Davenport property.  Any additional business interruption claims will be recognized in the periods settled.

5.  Long-Term Debt

Long-term debt consists of the following:

	October 23, 2011	April 24, 2011
Senior Secured Credit Facility:
Revolving line of credit, expires November 1, 2013, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$28,000	$33,000
Variable rate term loans, mature November 1, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	497,500	500,000

7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	297,917	297,815
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	4,224	4,504
	1,184,916	1,192,594
Less current maturities	5,386	5,373
Long-term debt	$1,179,530	$1,187,221

Credit Facility - Our Senior Secured Credit Facility as amended (“Credit Facility”) consists of a $300,000 revolving line of credit and a $500,000 term loan.  The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant domestic subsidiaries.

Our net line of credit availability at October 23, 2011, as limited by our maximum leverage covenant, was approximately $145,000, after consideration of $24,000 in outstanding surety bonds and letters of credit. We pay a commitment fee related to the unused portion of the Credit Facility of up to 0.625% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the six months ended October 23, 2011 was 5.59%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with all covenants as of October 23, 2011.

7.75% Senior Notes — In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% (“Senior Notes”).  The net proceeds from the issuance were used to repay term loans under our Credit Facility.  The Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant domestic subsidiaries and certain other subsidiaries as described in Note 14.  All of the guarantor subsidiaries are wholly owned by us.  The Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness.  The Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2015, with call premiums as defined in the indenture governing the Senior Notes.

7% Senior Subordinated Notes - Our 7% Senior Subordinated Notes are due 2014 (“Subordinated Notes”) and are guaranteed, on a joint and several basis, by all of our significant subsidiaries and certain other subsidiaries as described in Note 14. All of the guarantor subsidiaries are wholly owned by us. The Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The Subordinated Notes are redeemable, in whole or in part, at our option at any time with call premiums as defined in the indenture governing the Subordinated Notes.

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

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	October 23, 2011	October 24, 2010	October 23, 2011	October 24, 2010
Numerator:
Income (loss) applicable to common shares:
Loss from continuing operations	$(1,457)	$(1,813)	$(3,780)	$(4,468)
Income from discontinued operations	—	794	—	794

Net loss	$(1,457)	$(1,019)	$(3,780)	$(3,674)

Denominator:
Denominator for basic loss per share - weighted average shares	38,753,049	32,783,726	38,515,099	32,615,815
Effect of dilutive securities Employee stock options	—	—	—	—
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	38,753,049	32,783,726	38,515,099	32,615,815

Basic and Diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.06)	$(0.10)	$(0.14)
Income from discontinued operations	—	0.03	—	0.03
Net loss	$(0.04)	$(0.03)	$(0.10)	$(0.11)

Our basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares outstanding for the period. Due to the loss from continuing operations, stock options representing 22,045 and 38,074 shares, which are potentially dilutive, and 1,169,710 and 1,069,710 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three and six months ended October 23, 2011.  Due to the loss from continuing operations, stock options representing 56,350 and 78,908 shares, which are potentially dilutive, and 1,075,210 and 975,210 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three and six months ended October 24, 2010.

7.  Stock Based Compensation

Under our amended and restated Long Term Incentive Plans we have issued restricted stock and stock options.

Restricted Stock —During the six months ended October 23, 2011, we issued 500,995 shares of restricted stock with a weighted average grant-date fair value of $8.73 to employees and 257,003 shares of restricted stock with a weighted average grant-date fair value of $5.37 to directors.  Restricted stock awarded to employees under annual long-term incentive grants primarily vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Restricted stock awarded under our October 2008 tender offer vested in October 2011. Our estimate of forfeitures for restricted stock for employees is 10%. No forfeiture rate is estimated for directors. As of October 23, 2011, our unrecognized compensation cost for unvested restricted stock is $4,789 with a remaining weighted average vesting period of 1.4 years.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. We currently estimate our aggregate forfeiture rates at 7%. As of October 23, 2011, our unrecognized compensation cost for unvested stock options was $423 with a weighted average vesting period of 1.7 years.

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

The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	October 23, 2011	April 24, 2011
Interest rate cap contract	Prepaid deposits and other	$3	$29
Interest rate swap contracts	Accrued interest	384	1,439
Interest rate swap contracts	Other long-term liabilities	3,282	3,594

The interest rate cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of October 23, 2011, as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements. The loss recorded in other comprehensive income (loss) for our interest rate cap agreements is recorded net of deferred income tax benefits of $26 and $49 as of October 23, 2011 and April 24, 2011, respectively. The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was an immaterial amount and $26 for the three and six months ended October 23, 2011, respectively.  The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $25 and $4 for the three and six months ended October 24, 2010, respectively.

Our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income (expense) in the consolidated statement of operations. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of October 23, 2011, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 4.25%.

The loss recorded in other comprehensive income (loss) of our interest rate swap agreements is recorded net of deferred income tax benefits of $793 and $1,295, as of October 23, 2011 and April 24, 2011, respectively.

We  recorded  income of $929 and $1,367 in derivative income (expense) related to the change in fair value of interest rate swap contracts during the three and six months ended October 23, 2011, respectively.  We  recorded  income of $2,439 and $4,863 in derivative income (expense) related to the change in fair value of interest rate swap contracts during the three and six months ended October 24, 2010, respectively.

Additionally, during the three and six months ended October 23, 2011, we realized derivative expense of $669 and $1,338, respectively, associated with the amortization of $418, net of taxes of $252, and $836, net of taxes of $503, of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of their ineffectiveness. During the three and six months ended October 24, 2010, we realized derivative expense of $3,182 and $7,093 associated with the amortization of $1,992, net of taxes of $1,190 and $4,441, net of taxes of $2,652, of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of their ineffectiveness.

The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $818, net of tax of $492, as of October 23, 2011.

9.  Fair Value

The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended October 23, 2011 and October 24, 2010:

	Three Months Ended		Six Months Ended
	October 23, 2011	October 24, 2010	October 23, 2011	October 24, 2010
Interest Rate Hedges
Beginning Balance	$(4,592)	$(10,524)	$(5,004)	$(12,927)
Realized gains/(losses)	929	2,439	1,367	4,863
Unrealized gains/(losses)	—	25	(26)	4
Ending Balance	$(3,663)	$(8,060)	$(3,663)	$(8,060)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	October 23, 2011		April 24, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$66,207	$66,207	$75,178	$75,178
Marketable securities	27,106	27,106	22,173	22,173
Restricted cash and investments	12,454	12,454	12,810	12,810
Notes receivable	2,906	2,906	3,788	3,788

Financial liabilities:
Revolving line of credit	$28,000	$25,480	$33,000	$31,350
Variable rate term loans	497,500	498,122	500,000	505,000
7% Senior subordinated notes	357,275	337,625	357,275	358,615
7.75% Senior notes	297,917	281,532	297,815	305,055
Other long-term debt	4,224	4,224	4,504	4,504
Other long-term obligations	16,626	16,626	16,694	16,694

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

10.  Accumulated Other Comprehensive Income (Loss)

A detail of Accumulated other comprehensive income (loss) is as follows:

	October 23, 2011	April 24, 2011
Interest rate cap contracts	$(43)	$(82)
Interest rate swap contracts	(1,317)	(2,153)
	$(1,360)	$(2,235)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Three Months Ended		Six Months Ended
Type of Derivative Instrument	October 23, 2011	October 24, 2010	October 23, 2011	October 24, 2010
Interest rate cap contract	$34	$(13)	$39	$(26)
Interest rate swap contracts	418	1,992	836	4,441
	$452	$1,979	$875	$4,415

11.  Income Taxes

Our effective income tax rates from continuing operations for the three and six months ended October 23, 2011 were 37.9% and 45.5%, respectively.  Our effective income tax rates from continuing operations for the three and six months ended October 24, 2010 were 45.9% and 43.2%, respectively. Our effective rate is based on statutory rates applied to our income adjusted for permanent differences.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit. During the six months ended October 23, 2011, the federal statute of limitations expired for the open tax years ending April 2006 and April 2007.

During fiscal 2010, the IRS completed its examination of our federal income tax returns which relate to our fiscal years 2007 and 2008.  The income tax examination changes were subject to review by the U.S. Congress Joint Committee on Taxation and on August 20, 2010 we received notification that the review had been completed with no exception to the examination.  As a result, during the three months ended October 24, 2010, we recognized a tax benefit in discontinued operations of $794 related ot the resolution of previously unrecognized tax positions related to our former UK operations.

12.  Supplemental Disclosures

Cash Flow — For the six months ended October 23, 2011 and October 24, 2010, we made net cash payments for interest of $42,225 and $46,372, respectively. Additionally, we made net income tax payments of $371 during the six months ended October 23, 2011 and received net income tax refunds $71 during the six months ended October 24, 2010.

For the six months ended October 23, 2011 and October 24, 2010, the change in accrued purchases of property and equipment in accounts payable increased by $890 and $2,231, respectively.

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

October 24, 2010
Six Months Ended
Pro forma
Net revenues	$502,388
Income (loss) from continuing operations before income taxes	(7,757)
Net income (loss) from continuing operations	(4,396)
Basic and diluted loss per share from continuing operations	(0.13)

13.  Commitments and Contingencies

Development Projects—Construction is proceeding on time and on budget for our $125,000 Isle Casino Cape Girardeau development. To date we have spent approximately $26,800 in capital expenditures, including capitalized interest, and expect the facility to be completed by December 2012.

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

In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece’s appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has tentatively been scheduled for February 2012.

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through October 23, 2011, we have accrued an estimated liability including interest of $12,256. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi (“RCM”), are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of $1,979.  We filed a notice of appeal in November 2011. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted by Silver Land in this matter.

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

Other — On June 13, 2011, we granted an option agreement to a third party for the sale of certain assets used at our Lake Charles, Louisiana property.  We recently reached an agreement with the buyer which extends their period to exercise the option until December 30, 2011 from November 30, 2011. If the option is exercised, we expect to finalize the transaction within 30 days after exercise. Upon closing the transaction, we will continue to operate our Lake Charles hotel and land-based operations and consolidate our gaming operations onto one gaming vessel.

14.  Consolidating Condensed Financial Information

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

Consolidating condensed balance sheets as of October 23, 2011 and April 24, 2011 are as follows (in thousands):

	As of October 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$39,299	$86,626	$34,070	$(5,073)	$154,922
Intercompany receivables	995,685	(205,335)	(52,582)	(737,768)	—
Investments in subsidiaries	424,197	(65,610)	(37)	(358,550)	—
Property and equipment, net	9,532	1,065,373	32,254	—	1,107,159
Other assets	65,377	437,168	16,904	(55,698)	463,751
Total assets	$1,534,090	$1,318,222	$30,609	$(1,157,089)	$1,725,832

Current liabilities	$38,820	$86,897	$34,011	$(5,073)	$154,655
Intercompany payables	—	737,768	—	(737,768)	—
Long-term debt, less current maturities	1,175,692	3,293	545	—	1,179,530
Other accrued liabilities	9,003	113,844	13,923	(55,698)	81,072
Stockholders’ equity	310,575	376,420	(17,870)	(358,550)	310,575
Total liabilities and stockholders’ equity	$1,534,090	$1,318,222	$30,609	$(1,157,089)	$1,725,832

	As of April 24, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$28,886	$87,650	$32,274	$(451)	$148,359
Intercompany receivables	1,020,593	(226,226)	(56,599)	(737,768)	—
Investments in subsidiaries	418,767	(65,229)	(37)	(353,501)	—
Property and equipment, net	10,215	1,071,415	31,919	—	1,113,549
Other assets	63,889	441,794	20,002	(53,705)	471,980
Total assets	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

Current liabilities	$40,714	$84,565	$29,050	$(451)	$153,878
Intercompany payables	—	737,768	—	(737,768)	—
Long-term debt, less current maturities	1,183,091	3,517	613	—	1,187,221
Other accrued liabilities	9,517	114,205	13,744	(53,705)	83,761
Stockholders’ equity	309,028	369,349	(15,848)	(353,501)	309,028
Total liabilities and stockholders’ equity	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

Consolidating condensed statements of operations for the three and six month periods ended October 23, 2011 and October 24, 2010 are as follows (in thousands):

	For the Three Months Ended October 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$256,021	$—	$—	$256,021
Rooms, food, beverage, pari-mutuel and other	140	43,822	2,571	(2,247)	44,286
Gross revenues	140	299,843	2,571	(2,247)	300,307
Less promotional allowances	—	(52,836)	—	—	(52,836)
Net revenues	140	247,007	2,571	(2,247)	247,471

Operating expenses:
Casino	—	41,869	—	—	41,869
Gaming taxes	—	61,097	—	—	61,097
Other operating expenses	8,947	94,234	2,627	(2,247)	103,561
Management fee expense (revenue)	(8,707)	8,707	—	—	—
Depreciation and amortization	569	21,160	138	—	21,867
Total operating expenses	809	227,067	2,765	(2,247)	228,394

Operating income (loss)	(669)	19,940	(194)	—	19,077
Interest expense, net	(6,341)	(15,188)	(155)	—	(21,684)
Derivative income	260	—	—	—	260
Equity in income (loss) of subsidiaries	2,832	(72)	—	(2,760)	—

Income (loss) from continuing operations before income taxes	(3,918)	4,680	(349)	(2,760)	(2,347)
Income tax (provision) benefit	2,461	(1,702)	131	—	890
Income (loss) from continuing operations	(1,457)	2,978	(218)	(2,760)	(1,457)

Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(1,457)	$2,978	$(218)	$(2,760)	$(1,457)

	For the Three Months Ended October 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$254,640	$—	$—	$254,640
Rooms, food, beverage, pari-mutuel and other	985	43,630	2,413	(2,388)	44,640
Gross revenues	985	298,270	2,413	(2,388)	299,280
Less promotional allowances	—	(52,629)	—	—	(52,629)
Net revenues	985	245,641	2,413	(2,388)	246,651

Operating expenses:
Casino	—	39,979	—	—	39,979
Gaming taxes	—	60,214	—	—	60,214
Other operating expenses	11,476	93,003	1,852	(2,388)	103,943
Management fee expense (revenue)	(8,900)	8,900	—	—	—
Depreciation and amortization	451	21,584	144	—	22,179
Total operating expenses	3,027	223,680	1,996	(2,388)	226,315

Operating income (loss)	(2,042)	21,961	417	—	20,336
Interest expense, net	(7,556)	(15,335)	(52)	—	(22,943)
Derivative expense	(743)	—	—	—	(743)
Equity in income (loss) of subsidiaries	4,883	(639)	—	(4,244)	—

Income (loss) from continuing operations before income taxes	(5,458)	5,987	365	(4,244)	(3,350)
Income tax (provision) benefit	3,645	(2,233)	125	—	1,537
Income (loss) from continuing operations	(1,813)	3,754	490	(4,244)	(1,813)

Income (loss) from discontinued operations, net of tax	794	—	—	—	794
Net income (loss)	$(1,019)	$3,754	$490	$(4,244)	$(1,019)

	For the Six Months Ended October 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$509,057	$—	$—	$509,057
Rooms, food, beverage, pari-mutuel and other	291	87,736	4,991	(4,650)	88,368
Gross revenues	291	596,793	4,991	(4,650)	597,425
Less promotional allowances	—	(104,147)	—	—	(104,147)
Net revenues	291	492,646	4,991	(4,650)	493,278

Operating expenses:
Casino	—	81,905	—	—	81,905
Gaming taxes	—	122,481	—	—	122,481
Other operating expenses	21,836	187,670	4,407	(4,650)	209,263
Management fee expense (revenue)	(17,331)	17,331	—	—	—
Depreciation and amortization	1,002	42,056	276	—	43,334
Total operating expenses	5,507	451,443	4,683	(4,650)	456,983

Operating income (loss)	(5,216)	41,203	308	—	36,295
Interest expense, net	(12,828)	(30,148)	(287)	—	(43,263)
Derivative income	29	—	—	—	29
Equity in income (loss) of subsidiaries	5,129	(389)	—	(4,740)	—

Income (loss) from continiuing operations before income taxes	(12,886)	10,666	21	(4,740)	(6,939)
Income tax (provision) benefit	9,106	(3,905)	(2,042)	—	3,159
Income (loss) from continuing operations	(3,780)	6,761	(2,021)	(4,740)	(3,780)

Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(3,780)	$6,761	$(2,021)	$(4,740)	$(3,780)

	For the Six Months Ended October 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$513,802	$—	$—	$513,802
Rooms, food, beverage, pari-mutuel and other	1,308	88,255	4,957	(4,908)	89,612
Gross revenues	1,308	602,057	4,957	(4,908)	603,414
Less promotional allowances	—	(104,842)	—	—	(104,842)
Net revenues	1,308	497,215	4,957	(4,908)	498,572

Operating expenses:
Casino	—	79,588	—	—	79,588
Gaming taxes	—	124,620	—	—	124,620
Other operating expenses	22,501	185,175	5,862	(4,908)	208,630
Management fee expense (revenue)	(17,612)	17,612	—	—	—
Depreciation and amortization	1,031	43,785	296	—	45,112
Total operating expenses	5,920	450,780	6,158	(4,908)	457,950

Operating income (loss)	(4,612)	46,435	(1,201)	—	40,622
Interest expense, net	(15,501)	(30,668)	(95)	—	(46,264)
Derivative expense	(2,230)	—	—	—	(2,230)
Equity in income (loss) of subsidiaries	9,717	(1,284)	—	(8,433)	—

Income (loss) from continiuing operations before income taxes	(12,626)	14,483	(1,296)	(8,433)	(7,872)
Income tax (provision) benefit	8,158	(5,101)	347	—	3,404
Income (loss) from continuing operations	(4,468)	9,382	(949)	(8,433)	(4,468)

Income (loss) from discontinued operations, net of tax	794	—	—	—	794
Net income (loss)	$(3,674)	$9,382	$(949)	$(8,433)	$(3,674)

Consolidating condensed statements of cash flows for the six months ended October 23, 2011 and October 24, 2010 are as follows (in thousands):

	Six Months Ended October 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(13,036)	$45,046	$1,195	$—	$33,205
Net cash provided by (used in) investing activities	24,482	(32,762)	(1,030)	(24,909)	(34,219)
Net cash provided by (used in) financing activities	(7,677)	(21,106)	(4,083)	24,909	(7,957)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	3,769	(8,822)	(3,918)	—	(8,971)
Cash and cash equivalents at beginning of the period	3,952	62,105	9,121	—	75,178
Cash and cash equivalents at end of the period	$7,721	$53,283	$5,203	$—	$66,207

	Six Months Ended October 24, 2010
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(22,393)	$61,833	$9,292	$—	$48,732
Net cash provided by (used in) investing activities	(38,874)	(98,302)	(9,942)	35,465	(111,653)
Net cash provided by (used in) financing activities	59,306	43,109	(7,911)	(35,465)	59,039
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(54)	—	(54)
Net increase (decrease) in cash and cash equivalents	(1,961)	6,640	(8,615)	—	(3,936)
Cash and cash equivalents at beginning of the period	6,506	46,994	14,569	—	68,069
Cash and cash equivalents at end of the period	$4,545	$53,634	$5,954	$—	$64,133

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the fiscal year ended April 24, 2011.

Executive Overview

We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States. We have sought geographic diversity to limit the risks caused by weather, regional economic difficulties and local gaming authorities and regulations. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. We also operate a harness racing track at our facility in Florida.

Our operating results for the periods presented have been affected, both positively and negatively, by fluctuating economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended April 24, 2011 and by giving consideration to the following:

Flooding—Flooding along the Mississippi River caused five of our properties to close for portions of the six months ended October 23, 2011. We maintain insurance coverage subject to various deductibles for both property damage and business interruption. Recognition of business interruption recoveries is contingent upon filing and settlement of our insurance claims.  A summary of the closure dates and subsequent reopening dates is as follows:

	Closing Date	Reopening Date	Number Days Closed
Davenport, Iowa	April 15, 2011	May 1, 2011	15 (A)
Caruthersville, Missouri	May 1, 2011	May 13, 2011	12
Lula, Mississippi	May 3, 2011	June 3, 2011	31
		September 2, 2011	91 (B)
Natchez, Mississippi	May 7, 2011	June 17, 2011	41
Vicksburg, Mississippi	May 11, 2011	May 27, 2011	16

(A)  Six days of closure in the first quarter of fiscal 2012.

(B)  The second casino barge reopened on September 2, 2011 after flood damage was remediated.

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

Discontinued Operations — During the three months ended October 24, 2010, we recognized a tax benefit in discontinued operations of $0.8 million related to the resolution  of previously unrecognized tax positions related to our discontinued former UK operations.

Revenues

Revenues for the three and six month periods ended October 23, 2011 and October 24, 2010 are as follows:

	Three Months Ended
	October 23,	October 24,		Percentage
(in thousands)	2011	2010	Variance	Variance
Revenues:
Casino	$256,021	$254,640	$1,381	0.5%
Rooms	10,460	10,643	(183)	-1.7%
Food, beverage, pari-mutuel and other	33,715	33,997	(282)	-0.8%
Insurance recoveries	111	—	111	100.0%
Gross revenues	300,307	299,280	1,027	0.3%
Less promotional allowances	(52,836)	(52,629)	(207)	0.4%
Net revenues	$247,471	$246,651	820	0.3%

	Six Months Ended
	October 23,	October 24,		Percentage
(in thousands)	2011	2010	Variance	Variance
Revenues:
Casino	$509,057	$513,802	$(4,745)	-0.9%
Rooms	21,404	21,524	(120)	-0.6%
Food, beverage, pari-mutuel and other	66,853	68,088	(1,235)	-1.8%
Insurance recoveries	111	—	111	100.0%
Gross revenues	597,425	603,414	(5,989)	-1.0%
Less promotional allowances	(104,147)	(104,842)	695	-0.7%
Net revenues	$493,278	$498,572	(5,294)	-1.1%

Casino Revenues - Casino revenues increased $1.4 million, or 0.5%, and decreased $4.7 million, or 0.9% for the  three and six months ended October 23, 2011, as compared to the same period in fiscal 2011.

For the three months ended October 23, 2011, casino revenues increased at our Pompano and Lake Charles properties by $3.6 million and $1.1 million, respectively, reflecting increased marketing activities. Casino revenues increased at our Black Hawk properties by $1.8 million in response to renovations to our casino floor, poker room and additional amenities. These increases were partially offset by decreases of $1.7 million at our Lula property due to slow recovery from flooding and general market conditions, $2.1 million at our Quad Cities properties reflecting increased competition and limited property access due to road construction in Davenport and $1.1 million at our Biloxi property primarily due to current economic conditions.

For the six months ended October 23, 2011, casino revenues for our properties not closed due to flooding increased $9.6 million, or 2.4%, as compared to the same period in fiscal 2011. This included increased casino revenues of $5.5 million at our Pompano property, $3.9 million at our Black Hawk properties and $2.7 at our Lake Charles property partially offset by decreases of $1.8 million at our Bettendorf property and $1.3 million at our Biloxi property.

Rooms Revenue - Rooms revenue remained flat for the three and six months ended October 23, 2011, as compared to the same period in the prior fiscal year. Rooms revenue for our properties not closed due to flooding increased $0.4 million, or 2.2% for the six months ended October 23, 2011, as compared to the same period in fiscal 2011.

Food, Beverage, Pari-Mutuel and Other Revenues — Food, beverage, pari-mutuel and other revenues decreased $0.3 million, or 0.8%, and $1.2 million, or 1.8% for the three and six months ended October 23, 2011, as compared to the same period in the fiscal 2011. Food, beverage, pari-mutuel and other revenue for our properties not closed due to flooding decreased $0.2 million, or 0.4% for the six months ended October 23, 2011, as compared to the same period in fiscal 2011 reflecting reductions in complimentary food and beverage offerings to our customers.

Promotional Allowances - Promotional allowances decreased $0.2 million, or 0.4%, and increased $0.7 million, or 0.7% for the three and six months ended October 23, 2011, as compared to the same period in fiscal 2011. Promotional allowances for our properties not closed due to flooding increased $1.2 million, or 1.5% for the six months ended October 23, 2011, as compared to the same period in fiscal 2011. Changes in our promotional allowances reflect revisions to our marketing plans as a result of changes in competition, economic conditions and regulations.

Operating Expenses

Operating expenses for the three and six month periods ended October 23, 2011 and October 24, 2010 are as follows:

	Three Months Ended
	October 23,	October 24,		Percentage
(in thousands)	2011	2010	Variance	Variance
Operating expenses:
Casino	$41,869	$39,979	$1,890	4.7%
Gaming taxes	61,097	60,214	883	1.5%
Rooms	2,470	2,725	(255)	-9.4%
Food, beverage, pari-mutuel and other	10,559	11,123	(564)	-5.1%
Marine and facilities	16,211	15,347	864	5.6%
Marketing and administrative	64,966	63,808	1,158	1.8%
Corporate and development	9,355	10,940	(1,585)	-14.5%
Depreciation and amortization	21,867	22,179	(312)	-1.4%
Total operating expenses	$228,394	$226,315	2,079	0.9%

	Six Months Ended
	October 23,	October 24,		Percentage
(in thousands)	2011	2010	Variance	Variance
Operating expenses:
Casino	$81,905	$79,588	$2,317	2.9%
Gaming taxes	122,481	124,620	(2,139)	-1.7%
Rooms	5,025	5,494	(469)	-8.5%
Food, beverage, pari-mutuel and other	21,727	22,291	(564)	-2.5%
Marine and facilities	31,725	29,956	1,769	5.9%
Marketing and administrative	129,130	127,428	1,702	1.3%
Corporate and development	21,656	23,461	(1,805)	-7.7%
Depreciation and amortization	43,334	45,112	(1,778)	-3.9%
Total operating expenses	$456,983	$457,950	(967)	-0.2%

Casino - Casino operating expenses increased $1.9 million, or 4.7%, and $2.3 million, or 2.9% for the  three and six months ended October 23, 2011, as compared to the same period in fiscal 2011. Casino operating expense for our properties not closed due to flooding increased $2.4 million, or 3.8% for the six months ended October 23, 2011, as compared to the same period in fiscal 2011.  Net increases in casino expenses reflect increased casino revenues at our properties not impacted by flooding.

Gaming Taxes — State and local gaming taxes increased $0.9 million, or 1.5%, and decreased $2.1 million, or 1.7% for the  three and six months ended October 23, 2011, as compared to the same period in fiscal 2011.  Changes in our overall gaming taxes reflect our overall gaming revenues and changes in the mix of our gaming revenues derived from states with differing gaming tax rates.

Rooms - Rooms expense decreased $0.3 million, or 9.4%, and $0.5 million, or 8.5% for the  three and six ended October 23, 2011, as compared to the same periods in fiscal 2011. Rooms expense for our properties not closed due to flooding decreased $0.3 million, or 6.3% for the six months ended October 23, 2011, as compared to the same period in fiscal 2011.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other expenses decreased $0.6 million, or 5.1%, and $0.6 million, or 2.5% for the  three and six months ended October 23, 2011, as compared to the same periods in fiscal 2011. Food, beverage, pari-mutuel and other expenses for our properties not closed due to flooding decreased $0.3 million, or 1.5% for the six months ended October 23, 2011, as compared to the same period in fiscal 2011.

Marine and Facilities -  Marine and facility expenses increased $0.9 million, or 5.6%, and $1.8 million, or 5.9% for the  three and six months ended October 23, 2011, as compared to the same periods in fiscal 2011. Marine and facility expenses for our properties not closed due to flooding increased $1.8 million, or 7.8% for the six months ended October 23, 2011, as compared to the same period in fiscal 2011.  The overall increase in marine and facilities reflect increased spending for repairs and maintenance.

Marketing and Administrative -  Marketing and administrative expenses increased $1.2 million, or 1.8%, and $1.7 million, or 1.3% for the  three and six monthsended October 23, 2011, as compared to the same period in fiscal 2011. Marketing and administrative expenses for our properties not closed due to flooding increased $2.0 million, or 2.0% for the six months ended October 23, 2011, as compared to the same period in fiscal 2011. These increases reflect additional marketing expenditures designed to increase market share and customer visits.

Corporate and Development — During the three months ended October 23, 2011, our corporate and development expenses were $9.4 million compared to $10.9 million for the three months ended October 24, 2010, primarily as a result of the timing of long-term incentive compensation awards and development costs in the prior year.  During the six months ended October 23, 2011, our corporate and development expenses were $21.7 million compared to $23.5 million for the six months ended October 24, 2010, primarily as a result of acquisition, refinancing and development costs in the prior year.

Depreciation and Amortization - Depreciation and amortization expense for the three and six months ended October 23, 2011 decreased $0.3 million and $1.8 million, respectively, as compared to the same periods in the prior fiscal year, primarily due to certain assets becoming fully depreciated.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative expense and income tax (provision) benefit for the three and six month periods ended October 23, 2011 and October 24, 2010 are as follows:

	Three Months Ended
	October 23,	October 24,		Percentage
(in thousands)	2011	2010	Variance	Variance

Interest expense	$(21,877)	$(23,410)	$1,533	-6.5%
Interest income	193	467	(274)	-58.7%
Derivative income (expense)	260	(743)	1,003	-135.0%
Income tax benefit	890	1,537	(647)	-42.1%
Income from discontinued operations, net of income taxes	—	794	(794)	N/M

	Six Months Ended
	October 23,	October 24,		Percentage
(in thousands)	2011	2010	Variance	Variance

Interest expense	$(43,702)	$(47,205)	$3,503	-7.4%
Interest income	439	941	(502)	-53.3%
Derivative income (expense)	29	(2,230)	2,259	-101.3%
Income tax benefit	3,159	3,404	(245)	-7.2%
Income from discontinued operations, net of income taxes	—	794	(794)	N/M

Interest Expense - Interest expense decreased $3.5 million for the six months ended October 23, 2011, as compared to the same period in the prior fiscal year. This decrease primarily reflects the expiration of several interest rate swap agreements during fiscal 2011, which had notional rates above current market rates.

Derivative Expense — This includes expenses related to the change in fair value of our ineffective interest rate swaps and amortization of the cumulative loss in other comprehensive income at the date of ineffectivess.  Our interest rate swaps became ineffective following the amendment of our senior secured credit facility during the fourth quarter of fiscal year 2010.  The increase for the six months ended October 23, 2011 compared to the same period in the prior fiscal year reflects the maturity of certain interest rate swap agreements.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 23, 2011, we generated $33.2 million in cash flows from operating activities compared to generating $48.7 million during the six months ended October 24, 2010. The year over year decrease in cash flows from operating activities is primarily the result of cash payments for flood related costs, which will be reimbursed in future periods and $4.9 million increase in purchases of trading securities during fiscal 2012.

Cash Flows used in Investing Activities - During the six months ended October 23, 2011, we used $34.2 million for investing activities compared to using $111.7 million during the six months ended October 24, 2010. Significant investing activities for the six months ended October 23, 2011 included capital expenditures of $34.3 million, including $12.4 million relating to Cape Girardeau and Nemacolin. Significant investing activities for the six months ended October 24, 2010 included the purchase of the Rainbow casino in Vicksburg, Mississippi for $76.2 million, net of cash acquired and purchase price adjustments, purchases of property and equipment of $25.7 million and increases in restricted cash at our captive insurance company by $9.8 million to fund insurance reserves in lieu of providing letters of credit.

Cash Flows used in Financing Activities — During the six months ended October 23, 2011, our net cash flows used in financing activities were used primarily to repay our outstanding long-term debt of $7.6 million.  During the six months ended October 24, 2010, we had net borrowings under our line of credit of $63.5 million which included the borrowing of $80 million to fund our acquisition of the Rainbow casino in Vicksburg, Mississippi, and also used $4.5 million to repay other outstanding long-term debt.

Availability of Cash and Additional Capital - At October 23, 2011, we had cash and cash equivalents of $66.2 million and marketable securities of $27.1 million. As of October 23, 2011, we had $28 million in revolving credit and $497.5 million in term loans outstanding under the senior secured credit facility. Our line of credit availability at October 23, 2011 was approximately $145 million as limited by our leverage ratio.

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

Construction is proceeding on time and on budget for our $125 million Isle Casino Cape Girardeau development. We continue to anticipate opening by December 2012 and  expect to include 1,000 slot machines, 28 table games, three restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center. At October 23, 2011, we have incurred capital expenditures, including capitalized interest, of $26.8 million including current year capital expenditures of $11.8 million.  We estimate additional capital expenditures of  approximately $30 million in Cape Girardeau during the balance of the current fiscal year.

On April 14, 2011, our proposed casino in Nemacolin, Pennsylvania was selected by the Pennsylvania Gaming Control Board to receive the final resort gaming license in Pennsylvania. We have entered into a development and management agreement with Nemacolin Woodlands Resort to build and operate a casino which is expected to include approximately 600 slot machines and 28 table games. We currently estimate the project cost at approximately $50 million. The award of the Pennsylvania license to Nemacolin has been appealed to the Pennsylvania Supreme Court by one of the other applicants. Subject to a successful ruling in the appeal, we expect to complete construction of the facility within approximately nine months after commencing construction.  The timing of additional significant expenditures is dependent upon resolution of the items discussed above.

We have identified several capital projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Lake Charles and Black Hawk properties, and further Lady Luck conversions. The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. During the six months ended October 23, 2011, we have incurred capital expenditures at our existing properties of $22.5 million.  For the balance of the current fiscal year, we estimate maintenance capital expenditures at our existing properties to be approximately $30 million.

Typically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing. While we believe that cash on hand, proceeds from our equity offering completed in the fourth quarter of fiscal 2011, cash flow from operations, and available borrowings under our Credit Facility will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that the level of our capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2011 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the second quarter of fiscal year 2012, nor were there any material changes to the critical accounting policies and estimates set forth in our 2011 Annual Report.

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

We have entered into interest rate swap and cap arrangements with aggregate notional value of $320.0 million as of October 23, 2011. The swap agreements effectively convert portions of the Credit Facility variable debt to a fixed-rate basis until the respective swap agreements terminate, which occurs during fiscal years 2012, 2013 and 2014.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of October 23, 2011.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 23, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 13 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                     RISK FACTORS

We are not aware of any material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the fiscal year ended April 24, 2011.

ITEM 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the six months ended October 23, 2011.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                              [REMOVED AND RESERVED]

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 1, 2011	/s/ DALE R. BLACK
Dale R. Black
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended October 23, 2011, filed on December 1, 2011, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.