Form 10-Q
period 2012-01-22
ISLE OF CAPRI CASINOS INC
filed 2012-02-24
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 22, 2012

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

As of February 22, 2012, the Company had a total of 38,982,281 shares of Common Stock outstanding (which excludes 3,083,867 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 22,	April 24,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,426	$75,178
Marketable securities	25,650	22,173
Accounts receivable, net	7,903	9,367
Insurance receivable	3,705	234
Income taxes receivable	3,972	3,866
Deferred income taxes	7,826	12,097
Prepaid expenses and other assets	26,620	25,444
Total current assets	148,102	148,359
Property and equipment, net	1,102,991	1,113,549
Other assets:
Goodwill	345,303	345,303
Other intangible assets, net	78,616	82,207
Deferred financing costs, net	14,865	18,911
Restricted cash and investments	12,492	12,810
Prepaid deposits and other	9,566	12,749
Total assets	$1,711,935	$1,733,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,389	$5,373
Accounts payable	32,773	26,013
Accrued liabilities:
Payroll and related	39,009	44,187
Property and other taxes	17,879	19,891
Interest	20,118	10,802
Progressive jackpots and slot club awards	16,531	15,280
Other	31,209	32,332
Total current liabilities	162,908	153,878
Long-term debt, less current maturities	1,160,283	1,187,221
Deferred income taxes	23,937	30,762
Other accrued liabilities	36,318	36,305
Other long-term liabilities	16,870	16,694
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued:
42,066,148 at January 22, 2012 and 42,063,569 at April 24, 2011	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	251,220	254,013
Retained earnings	98,133	103,095
Accumulated other comprehensive (loss) income	(1,012)	(2,235)
	348,762	355,294
Treasury stock, 3,083,867 shares at January 22, 2012 and 3,841,283 at April 24, 2011	(37,143)	(46,266)
Total stockholders’ equity	311,619	309,028
Total liabilities and stockholders’ equity	$1,711,935	$1,733,888

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 22,	January 23,	January 22,	January 23,
	2012	2011	2012	2011
Revenues:
Casino	$251,371	$240,205	$760,428	$754,007
Rooms	8,464	8,400	29,868	29,924
Food, beverage, pari-mutuel and other	33,672	31,082	100,525	99,170
Insurance recoveries	1,867	—	1,978	—
Gross revenues	295,374	279,687	892,799	883,101
Less promotional allowances	(53,126)	(47,680)	(157,273)	(152,522)
Net revenues	242,248	232,007	735,526	730,579
Operating expenses:
Casino	41,385	38,529	123,290	118,117
Gaming taxes	61,069	58,331	183,550	182,951
Rooms	1,893	2,002	6,918	7,496
Food, beverage, pari-mutuel and other	10,386	10,557	32,113	32,848
Marine and facilities	14,956	14,602	46,681	44,558
Marketing and administrative	63,863	61,152	192,993	188,580
Corporate and development	7,892	8,719	29,548	32,180
Depreciation and amortization	21,405	21,822	64,739	66,934
Total operating expenses	222,849	215,714	679,832	673,664
Operating income	19,399	16,293	55,694	56,915
Interest expense	(21,737)	(21,506)	(65,439)	(68,711)
Interest income	185	431	624	1,372
Derivative income (expense)	223	974	252	(1,256)

Loss from continuing operations before income taxes	(1,930)	(3,808)	(8,869)	(11,680)
Income tax benefit	748	1,151	3,907	4,555
Loss from continuing operations	(1,182)	(2,657)	(4,962)	(7,125)
Income from discontinued operations, net of income taxes	—	—	—	794
Net loss	$(1,182)	$(2,657)	$(4,962)	$(6,331)

Loss per common share-basic and dilutive:
Loss from continuing operations	$(0.03)	$(0.08)	$(0.13)	$(0.22)
Income from discontinued operations, net of income taxes	—	—	—	0.03
Net loss	$(0.03)	$(0.08)	$(0.13)	$(0.19)

Weighted average basic shares	38,982,281	32,929,965	38,670,827	32,720,532
Weighted average diluted shares	38,982,281	32,929,965	38,670,827	32,720,532

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional		Comprehensive		Total
	Common	Common	Paid-in	Retained	Income	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity
Balance, April 24, 2011	42,063,569	$421	$254,013	$103,095	$(2,235)	$(46,266)	$309,028
Net loss	—	—	—	(4,962)	—	—	(4,962)
Deferred hedge adjustment, net of income tax provision of $700	—	—	—	—	1,164	—	1,164
Unrealized gain on interest rate cap contracts net of income tax provision of $36	—	—	—	—	59	—	59
Comprehensive loss							(3,739)
Exercise of stock options	2,000	—	13	—	—	—	13
Issuance of restricted stock from common stock	579	—	—	—	—	—	—
Issuance of restricted stock from treasury stock	—	—	(9,123)	—	—	9,123	—
Stock compensation expense	—	—	6,317	—	—	—	6,317
Balance, January 22, 2012	42,066,148	$421	$251,220	$98,133	$(1,012)	$(37,143)	$311,619

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 22,	January 23,
	2012	2011
Operating activities:
Net loss	$(4,962)	$(6,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,739	66,934
Amortization of deferred financing costs	4,439	2,463
Amortization of debt discount	(155)	—
Deferred income taxes	(3,290)	(3,513)
Stock compensation expense	6,317	6,024
(Gain) loss on derivative instruments	(252)	1,256
Loss (gain) on disposal of assets	18	(267)
Changes in operating assets and liabilities, net of acquisition:
(Purchases) sales of trading securities	(3,477)	1,159
Accounts receivable	2,014	1,024
Insurance receivable	(3,471)	—
Income tax receivable	(106)	3,620
Prepaid expenses and other assets	2,258	2,000
Accounts payable and accrued liabilities	6,126	8,415
Net cash provided by operating activities	70,198	82,784

Investing activities:
Purchase of property and equipment	(45,965)	(46,124)
Net cash paid for acquisition, net of cash acquired	—	(76,167)
Restricted cash and investments	163	(9,942)
Net cash used in investing activities	(45,802)	(132,233)

Financing activities:
Principal payments on debt	(3,768)	(6,606)
Net (repayments) borrowings on line of credit	(23,000)	58,000
Payment of deferred financing costs	(393)	—
Proceeds from exercise of stock options	13	3
Net cash (used in) provided by financing activities	(27,148)	51,397

Effect of foreign currency exchange rates on cash	—	(51)

Net increase (decrease) in cash and cash equivalents	(2,752)	1,897
Cash and cash equivalents, beginning of period	75,178	68,069
Cash and cash equivalents, end of the period	$72,426	$69,966

See notes to the condensed consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate fourteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi, Natchez and Vicksburg, Mississippi; Kansas City, Boonville and Caruthersville, Missouri; Bettendorf, Davenport, Marquette and Waterloo, Iowa; and Pompano Beach, Florida.  We are currently constructing a new gaming facility in Cape Girardeau, Missouri, which we expect to open by Thanksgiving 2012, subject to regulatory approval.

2.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In managements’ opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results presented. The accompanying interim condensed consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 24, 2011 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

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

3. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, (“FASB”) issued Update No. 2011-08, “Testing Goodwill for Impairment,” which amends Accounting Standards Codification 350 “Intangibles — Goodwill and Other.” This update permits entities to make a qualitative assessment of whether a reporting unit’s fair value is, more likely than not, less than its carrying amount. If an entity concludes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the entity is not required to perform the two-step impairment test for that reporting unit. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption to materially affect our consolidated financial statements.

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

4.  Flooding

Flooding along the Mississippi River caused five of our properties to close for portions of the nine months ended January 22, 2012.  A summary of the closure dates and subsequent reopening is as follows:

	Closing Date	Reopening Date	Number Days Closed
Caruthersville, Missouri	April 15, 2011	May 1, 2011	15	(A)
Davenport, Iowa	May 1, 2011	May 13, 2011	12
Caruthersville, Missouri	May 3, 2011	June 3, 2011	31
Lula, Mississippi		September 2, 2011	91	(B)
Natchez, Mississippi	May 7, 2011	June 17, 2011	41
Vicksburg, Mississippi	May 11, 2011	May 27, 2011	16

(A)  Six days of closure in the first quarter of fiscal 2012 and nine days of closure in the fourth quarter of fiscal 2011.

(B)  The second casino barge reopened on September 2, 2011 after flood damage was remediated.

Operations were impacted beyond the number of days closed as business levels fluctuated before actual closure and for extended periods of time after reopening. We maintain insurance coverage, subject to various deductibles, for both property damage and business interruption. We have a receivable of $2,711 at January 22, 2012 representing the unreimbursed portion of allowable direct reimbursable costs and property damage net of the insurance policy deductibles.  During the three and nine months ended January 22, 2012, we recognized $872 and $983, respectively, of revenue, included in insurance recoveries in the consolidated statement of operations, as partial settlement of our business interruption claims related to our Caruthersville, Davenport, Natchez and Vicksburg properties.  Any additional business interruption claims will be recognized in the periods settled.

5.  Long-Term Debt

Long-term debt consists of the following:

	January 22,	April 24,
	2012	2011
Senior Secured Credit Facility:
Revolving line of credit, expires November 1, 2013, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$10,000	$33,000
Variable rate term loans, mature November 1, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	496,500	500,000

7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	297,970	297,815
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	3,927	4,504
	1,165,672	1,192,594
Less current maturities	5,389	5,373
Long-term debt	$1,160,283	$1,187,221

Credit Facility - Our Senior Secured Credit Facility as amended (“Credit Facility”) consists of a $300,000 revolving line of credit and a $500,000 term loan.  The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant subsidiaries.

Our net line of credit availability at January 22, 2012, as limited by our maximum leverage covenant, was approximately $177,000, after consideration of $29,000 in outstanding surety bonds and letters of credit. We pay a commitment fee related to the unused portion of the Credit Facility of up to 0.625% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the nine months ended January 22, 2012 was 5.55%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a senior secured leverage ratio, a total leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with all covenants as of January 22, 2012.

7.75% Senior Notes — In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% (“Senior Notes”).  The net proceeds from the issuance were used to repay term loans under our Credit Facility.  The Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 14.  All of the guarantor subsidiaries are wholly owned by us.  The Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness.  The Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2015, with call premiums as defined in the indenture governing the Senior Notes.

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

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	January 22,	January 23,	January 22,	January 23,
	2012	2011	2012	2011
Numerator:
Income (loss) applicable to common shares:
Loss from continuing operations	$(1,182)	$(2,657)	$(4,962)	$(7,125)
Income from discontinued operations	—	—	—	794

Net loss	$(1,182)	$(2,657)	$(4,962)	$(6,331)

Denominator:
Denominator for basic loss per share - weighted average shares	38,982,281	32,929,965	38,670,827	32,720,532
Effect of dilutive securities Employee stock options	—	—	—	—
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	38,982,281	32,929,965	38,670,827	32,720,532

Basic and Diluted loss per share:
Loss from continuing operations	$(0.03)	$(0.08)	$(0.13)	$(0.22)
Income from discontinued operations	—	—	—	0.03
Net loss	$(0.03)	$(0.08)	$(0.13)	$(0.19)

Our basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares outstanding for the period. Due to the loss from continuing operations, stock options representing zero and 21,655 shares, which are potentially dilutive, and 1,279,710 and 1,169,710 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three and nine months ended January 22, 2012.  Due to the loss from continuing operations, stock options representing 144,909 and 95,615 shares, which are potentially dilutive, and 475,210 and 475,210 shares which are anti-dilutive, were excluded from the calculation of common shares for diluted (loss) per share for the three and nine months ended January 23, 2011.

7.  Stock Based Compensation

Under our amended and restated Long Term Incentive Plans we have issued restricted stock and stock options.

Restricted Stock —During the nine months ended January 22, 2012, we issued 500,992 shares of restricted stock with a weighted average grant-date fair value of $8.73 to employees and 257,003 shares of restricted stock with a weighted average grant-date fair value of $5.37 to directors.  Restricted stock awarded to employees under annual long-term incentive grants primarily vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Restricted stock awarded under our October 2008 tender offer vested in October 2011. Our estimate of forfeitures for restricted stock for employees is 5%. No forfeiture rate is estimated for directors. As of January 22, 2012, our unrecognized compensation cost for unvested restricted stock is $3,961 with a remaining weighted average vesting period of 1.1 years.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. We currently estimate our aggregate forfeiture rates at 13%. As of January 22, 2012, our unrecognized compensation cost for unvested stock options was $327 with a weighted average vesting period of 1.4 years.

8.   Interest Rate Derivatives

We have entered into various interest rate derivative agreements in order to manage market risk on variable rate term loans outstanding. We have an interest rate swap agreement with an aggregate notional value of $50,000 with a maturity date in fiscal 2014. We have also entered into interest rate cap contracts with an aggregate notional value of $200,000 having maturity dates in fiscal 2012 and 2013 and paid premiums of $203 at inception.

The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	January 22, 2012	April 24, 2011
Interest rate cap contracts	Prepaid deposits and other	$—	$29
Interest rate swap contracts	Accrued interest	—	1,439
Interest rate swap contracts	Other long-term liabilities	2,917	3,594

The interest rate cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of January 22, 2012, as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements. The loss recorded in other comprehensive income (loss) for our interest rate cap agreements is recorded net of deferred income tax benefits of $13 and $49 as of January 22, 2012 and April 24, 2011, respectively. The change in unrealized loss on our derivatives qualifying for hedge accounting was $3 and $29 for the three and nine months ended January 22, 2012, respectively.  The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $63 and $67 for the three and nine months ended January 23, 2011, respectively.

Our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income (expense) in the consolidated statement of operations. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of January 22, 2012, the weighted average fixed LIBOR interest rate of our interest rate swap agreement was 3.995%.

The loss recorded in other comprehensive income (loss) of our interest rate swap agreements is recorded net of deferred income tax benefits of $595 and $1,295, as of January 22, 2012 and April 24, 2011, respectively.

Derivative income (expense) related to the change in fair value of interest rate swap contracts is as follows:

	Three Months Ended		Nine Months Ended
	January 22,	January 23,	January 22,	January 23,
	2012	2011	2012	2011
Derivative income (expense)	$749	$2,344	$2,116	$7,207

Derivative income (expense) realized associated with the amortization of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of ineffectiveness is as follows:

	Three Months Ended		Nine Months Ended
	January 22,	January 23,	January 22,	January 23,
	2012	2011	2012	2011
Accumulated OCI amortization	$328	$858	$1,164	$5,299
Change in deferred taxes	198	512	700	3,164
Derivative income (expense)	(526)	(1,370)	(1,864)	(8,463)

The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $616, net of tax of $371, as of January 22, 2012.

9.  Fair Value

The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended January 22, 2012 and January 23, 2011:

	Three Months Ended		Nine Months Ended
Interest Rate Hedges	January 22, 2012	January 23, 2011	January 22, 2012	January 23, 2011
Beginning Balance	$(3,663)	$(8,060)	$(5,004)	$(12,927)
Realized gains/(losses)	749	2,345	2,116	7,208
Unrealized gains/(losses)	(3)	63	(29)	67
Ending Balance	$(2,917)	$(5,652)	$(2,917)	$(5,652)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	January 22, 2012		April 24, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$72,426	$72,426	$75,178	$75,178
Marketable securities	25,650	25,650	22,173	22,173
Restricted cash and investments	12,492	12,492	12,810	12,810
Notes receivable	1,923	1,923	3,788	3,788

Financial liabilities:
Revolving line of credit	$10,000	$8,550	$33,000	$31,350
Variable rate term loans	496,500	498,111	500,000	505,000
7% Senior subordinated notes	357,275	351,916	357,275	358,615
7.75% Senior notes	297,970	277,857	297,815	305,055
Other long-term debt	3,927	3,927	4,504	4,504
Other long-term obligations	16,870	16,870	16,694	16,694

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

10.  Accumulated Other Comprehensive Income (Loss)

A detail of Accumulated other comprehensive income (loss) is as follows:

	January 22, 2012	April 24, 2011
Interest rate cap contracts	$(23)	$(82)
Interest rate swap contracts	(989)	(2,153)
	$(1,012)	$(2,235)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Three Months Ended		Nine Months Ended
	January 22,	January 23,	January 22,	January 23,
Type of Derivative Instrument	2012	2011	2012	2011
Interest rate cap contract	$20	$21	$59	$(5)
Interest rate swap contracts	328	858	1,164	5,299
	$348	$879	$1,223	$5,294

11.  Income Taxes

Our effective income tax rates from continuing operations for the three and nine months ended January 22, 2012 were 38.8% and 44.1%, respectively.  Our effective income tax rates from continuing operations for the three and nine months ended January 23, 2011 were 30.2% and 39.0%, respectively. Our effective rate is based on statutory rates applied to our income adjusted for permanent differences.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items used in the calculation of our income tax benefit. During the nine months ended January 22, 2012, the federal statute of limitations expired for the open tax years ending April 2006 and April 2007.

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

12.  Supplemental Disclosures

Cash Flow — For the nine months ended January 22, 2012 and January 23, 2011, we made net cash payments for interest of $50,820 and $61,210, respectively. Additionally, we made net income tax payments of $947 during the nine months ended January 22, 2012 and received net income tax refunds of $5,733 during the nine months ended January 23, 2011.

For the nine months ended January 22, 2012 and January 23, 2011, the change in accrued purchases of property and equipment in accounts payable increased by $5,194 and $859, respectively.

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

January 23, 2011
Nine Months
Ended
Pro forma
Net revenues	$734,395
Loss from continuing operations before income taxes	(11,564)
Net loss from continuing operations	(7,053)
Basic and diluted loss per share from continuing operations	(0.22)

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

Consolidating condensed balance sheets as of January 22, 2012 and April 24, 2011 are as follows (in thousands):

	As of January 22, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$31,172	$90,873	$28,884	$(2,827)	$148,102
Intercompany receivables	991,046	(178,826)	(49,452)	(762,768)	—
Investments in subsidiaries	427,654	(66,190)	(37)	(361,427)	—
Property and equipment, net	9,592	1,061,090	32,309	—	1,102,991
Other assets	68,143	435,960	16,759	(60,020)	460,842
Total assets	$1,527,607	$1,342,907	$28,463	$(1,187,042)	$1,711,935

Current liabilities	$50,713	$83,769	$31,253	$(2,827)	$162,908
Intercompany payables	—	762,768	—	(762,768)	—
Long-term debt, less current maturities	1,156,495	3,279	509	—	1,160,283
Other accrued liabilities	8,780	114,194	14,171	(60,020)	77,125
Stockholders’ equity	311,619	378,897	(17,470)	(361,427)	311,619
Total liabilities and stockholders’ equity	$1,527,607	$1,342,907	$28,463	$(1,187,042)	$1,711,935

	As of April 24, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$28,886	$87,650	$32,274	$(451)	$148,359
Intercompany receivables	1,020,593	(226,226)	(56,599)	(737,768)	—
Investments in subsidiaries	418,767	(65,229)	(37)	(353,501)	—
Property and equipment, net	10,215	1,071,415	31,919	—	1,113,549
Other assets	63,889	441,794	20,002	(53,705)	471,980
Total assets	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

Current liabilities	$40,714	$84,565	$29,050	$(451)	$153,878
Intercompany payables	—	737,768	—	(737,768)	—
Long-term debt, less current maturities	1,183,091	3,517	613	—	1,187,221
Other accrued liabilities	9,517	114,205	13,744	(53,705)	83,761
Stockholders’ equity	309,028	369,349	(15,848)	(353,501)	309,028
Total liabilities and stockholders’ equity	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

Consolidating condensed statements of operations for the three and nine month periods ended January 22, 2012 and January 23, 2011 are as follows (in thousands):

	For the Three Months Ended January 22, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$251,371	$—	$—	$251,371
Rooms, food, beverage, pari-mutuel and other	479	43,516	2,254	(2,246)	44,003
Gross revenues	479	294,887	2,254	(2,246)	295,374
Less promotional allowances	—	(53,126)	—	—	(53,126)
Net revenues	479	241,761	2,254	(2,246)	242,248

Operating expenses:
Casino	—	41,385	—	—	41,385
Gaming taxes	—	61,069	—	—	61,069
Other operating expenses	8,744	91,165	1,327	(2,246)	98,990
Management fee expense (revenue)	(8,350)	8,350	—	—	—
Depreciation and amortization	489	20,778	138	—	21,405
Total operating expenses	883	222,747	1,465	(2,246)	222,849

Operating income (loss)	(404)	19,014	789	—	19,399
Interest expense, net	(6,022)	(15,365)	(165)	—	(21,552)
Derivative income	223	—	—	—	223
Equity in income (loss) of subsidiaries	3,386	(586)	—	(2,800)	—

Income (loss) from continuing operations before income taxes	(2,817)	3,063	624	(2,800)	(1,930)
Income tax (provision) benefit	1,635	(663)	(224)	—	748
Income (loss) from continuing operations	(1,182)	2,400	400	(2,800)	(1,182)

Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(1,182)	$2,400	$400	$(2,800)	$(1,182)

	For the Three Months Ended January 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$240,205	$—	$—	$240,205
Rooms, food, beverage, pari-mutuel and other	162	39,295	2,413	(2,388)	39,482
Gross revenues	162	279,500	2,413	(2,388)	279,687
Less promotional allowances	—	(47,680)	—	—	(47,680)
Net revenues	162	231,820	2,413	(2,388)	232,007

Operating expenses:
Casino	—	38,529	—	—	38,529
Gaming taxes	—	58,331	—	—	58,331
Other operating expenses	9,150	88,311	1,959	(2,388)	97,032
Management fee expense (revenue)	(7,947)	7,947	—	—	—
Depreciation and amortization	461	21,223	138	—	21,822
Total operating expenses	1,664	214,341	2,097	(2,388)	215,714

Operating income (loss)	(1,502)	17,479	316	—	16,293
Interest expense, net	(5,665)	(15,318)	(92)	—	(21,075)
Derivative expense	974	—	—	—	974
Equity in income (loss) of subsidiaries	(748)	(463)	—	1,211	—

Income (loss) from continuing operations before income taxes	(6,941)	1,698	224	1,211	(3,808)
Income tax (provision) benefit	4,284	(3,364)	231	—	1,151
Income (loss) from continuing operations	(2,657)	(1,666)	455	1,211	(2,657)

Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(2,657)	$(1,666)	$455	$1,211	$(2,657)

	For the Nine Months Ended January 22, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$760,428	$—	$—	$760,428
Rooms, food, beverage, pari-mutuel and other	769	131,253	7,245	(6,896)	132,371
Gross revenues	769	891,681	7,245	(6,896)	892,799
Less promotional allowances	—	(157,273)	—	—	(157,273)
Net revenues	769	734,408	7,245	(6,896)	735,526

Operating expenses:
Casino	—	123,290	—	—	123,290
Gaming taxes	—	183,550	—	—	183,550
Other operating expenses	30,579	278,836	5,734	(6,896)	308,253
Management fee expense (revenue)	(25,681)	25,681	—	—	—
Depreciation and amortization	1,491	62,834	414	—	64,739
Total operating expenses	6,389	674,191	6,148	(6,896)	679,832

Operating income (loss)	(5,620)	60,217	1,097	—	55,694
Interest expense, net	(18,849)	(45,514)	(452)	—	(64,815)
Derivative income	252	—	—	—	252
Equity in income (loss) of subsidiaries	8,514	(975)	—	(7,539)	—

Income (loss) from continiuing operations before income taxes	(15,703)	13,728	645	(7,539)	(8,869)
Income tax (provision) benefit	10,741	(4,568)	(2,266)	—	3,907
Income (loss) from continuing operations	(4,962)	9,160	(1,621)	(7,539)	(4,962)

Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(4,962)	$9,160	$(1,621)	$(7,539)	$(4,962)

	For the Nine Months Ended January 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$754,007	$—	$—	$754,007
Rooms, food, beverage, pari-mutuel and other	1,469	127,551	7,370	(7,296)	129,094
Gross revenues	1,469	881,558	7,370	(7,296)	883,101
Less promotional allowances	—	(152,522)	—	—	(152,522)
Net revenues	1,469	729,036	7,370	(7,296)	730,579

Operating expenses:
Casino	—	118,117	—	—	118,117
Gaming taxes	—	182,951	—	—	182,951
Other operating expenses	31,649	273,488	7,821	(7,296)	305,662
Management fee expense (revenue)	(25,560)	25,560	—	—	—
Depreciation and amortization	1,492	65,008	434	—	66,934
Total operating expenses	7,581	665,124	8,255	(7,296)	673,664

Operating income (loss)	(6,112)	63,912	(885)	—	56,915
Interest expense, net	(21,167)	(45,985)	(187)	—	(67,339)
Derivative expense	(1,256)	—	—	—	(1,256)
Equity in income (loss) of subsidiaries	8,969	(1,747)	—	(7,222)	—

Income (loss) from continiuing operations before income taxes	(19,566)	16,180	(1,072)	(7,222)	(11,680)
Income tax (provision) benefit	12,441	(8,465)	579	—	4,555
Income (loss) from continuing operations	(7,125)	7,715	(493)	(7,222)	(7,125)

Income (loss) from discontinued operations, net of tax	794	—	—	—	794
Net income (loss)	$(6,331)	$7,715	$(493)	$(7,222)	$(6,331)

Consolidating condensed statements of cash flows for the nine months ended January 22, 2012 and January 23, 2011 are as follows (in thousands):

	Nine Months Ended January 22, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$2,930	$65,531	$1,737	$—	$70,198
Net cash provided by (used in) investing activities	28,588	(43,876)	(969)	(29,545)	(45,802)
Net cash provided by (used in) financing activities	(26,821)	(22,628)	(7,244)	29,545	(27,148)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	4,697	(973)	(6,476)	—	(2,752)
Cash and cash equivalents at beginning of the period	3,952	62,105	9,121	—	75,178
Cash and cash equivalents at end of the period	$8,649	$61,132	$2,645	$—	$72,426

	Nine Months Ended January 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$(3,753)	$77,073	$9,464	$—	$82,784
Net cash provided by (used in) investing activities	(47,466)	(109,374)	(17,838)	42,445	(132,233)
Net cash provided by (used in) financing activities	51,707	39,746	2,389	(42,445)	51,397
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(51)	—	(51)
Net increase (decrease) in cash and cash equivalents	488	7,445	(6,036)	—	1,897
Cash and cash equivalents at beginning of the period	6,506	46,994	14,569	—	68,069
Cash and cash equivalents at end of the period	$6,994	$54,439	$8,533	$—	$69,966

14.  Commitments and Contingencies

Development Projects—Construction is proceeding on time and on budget for our $125,000 Isle Casino Cape Girardeau development. To date we have spent approximately $31,300 in capital expenditures, including capitalized interest, and expect the facility to be completed by Thanksgiving 2012.

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

In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece’s appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has tentatively been scheduled for October 2012.

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through January 22, 2012, we have accrued an estimated liability including interest of $12,538. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi - Vicksburg, are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of $1,979.  We filed a notice of appeal in November 2011. The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted by Silver Land in this matter.

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

Settlement of Biloxi Claim—In January 2012, we reached a settlement relating to lost profits and business interruption related to the oil spill in the Gulf of Mexico during fiscal year 2011.  Our settlement resulted in an insurance receivable of $995 which has been included in revenues as insurance recoveries in our statement of operations for the three and nine months ended January 22, 2012.

15.  Subsequent Event

Sale of Lake Charles Assets—On February 9, 2012, we completed the sale of Grand Palais Riverboat, Inc., including the smaller of our two riverboats in Lake Charles, Louisiana, to Bossier Casino Venture LLC for $15,000.  Management determined the impending sale, and therefore resulting impairment, probable on February 7, 2012 upon the exercise of the purchase option by the purchaser.  We will record a noncash pretax charge of approximately $15,000 related to this transaction during our fiscal year ending April 29, 2012. We will continue to operate our Lake Charles hotel and land-based operations and consolidate our gaming operations onto one gaming vessel.

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

Executive Overview

We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in regional markets in the United States. We have sought geographic diversity to limit the risks caused by weather, regional economic difficulties and local gaming authorities and regulations. We currently operate casinos in Colorado, Florida, Iowa, Louisiana, Mississippi and Missouri. We also operate a harness racing track at our facility in Florida.

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

Flooding and Insurance Advances—Flooding along the Mississippi River caused five of our properties to close for portions of the nine months ended January 22, 2012. We maintain insurance coverage, subject to various deductibles, for both property damage and business interruption. Recognition of business interruption recoveries is contingent upon filing and settlement of our insurance claims. Through February 22, 2012, we have received advances from our insurance carriers totaling $10.1 million representing paritial reimbursement of costs and business interruption proceeds. We have recognized insurance recoveries from business interruption insurance proceeds of $0.9 million and $1.0 million during the three and nine months ended January 22, 2012. We continue to work with our insurance carriers and their adjusters to finalize our claim. We expect to be fully reimbursed for our insurance receivable of $2.7 million as of January 22, 2012, representing expenses reimburseable under our insurance policies, and have claims pending for additional business interruption amounts.

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

(A)  Six days of closure in the first quarter of fiscal 2012 and nine days of closure in the fourth quarter of fiscal 2011.

(B)  The second casino barge reopened on September 2, 2011 after flood damage was remediated.

Settlement of Biloxi Claim — In January 2012, we reached a settlement relating to lost profits and business interruption related to the oil spill in the Gulf of Mexico during fiscal 2011.  Our settlement resulted in an insurance receivable of approximately $1.0 million which has been included in revenues as insurance recoveries in our statement of operations for the three and nine months ended January 22, 2012.

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

Discontinued Operations — During the nine months ended January 23, 2011, we recognized a tax benefit in discontinued operations of $0.8 million related to the resolution of previously unrecognized tax positions related to our discontinued former UK operations.

Revenues

Revenues for the three and nine month periods ended January 22, 2012 and January 23, 2011 are as follows:

	Three Months Ended
	January 22,	January 23,		Percentage
(in thousands)	2012	2011	Variance	Variance
Revenues:
Casino	$251,371	$240,205	$11,166	4.6%
Rooms	8,464	8,400	64	0.8%
Food, beverage, pari-mutuel and other	33,672	31,082	2,590	8.3%
Insurance recoveries	1,867	—	1,867	100.0%
Gross revenues	295,374	279,687	15,687	5.6%
Less promotional allowances	(53,126)	(47,680)	(5,446)	11.4%
Net revenues	$242,248	$232,007	10,241	4.4%

	Nine Months Ended
	January 22,	January 23,		Percentage
(in thousands)	2012	2011	Variance	Variance
Revenues:
Casino	$760,428	$754,007	$6,421	0.9%
Rooms	29,868	29,924	(56)	-0.2%
Food, beverage, pari-mutuel and other	100,525	99,170	1,355	1.4%
Insurance recoveries	1,978	—	1,978	100.0%
Gross revenues	892,799	883,101	9,698	1.1%
Less promotional allowances	(157,273)	(152,522)	(4,751)	3.1%
Net revenues	$735,526	$730,579	4,947	0.7%

Casino Revenues - Casino revenues increased $11.2 million, or 4.6%, and $6.4 million, or 0.9%, for the three and nine months ended January 22, 2012, as compared to the same period in fiscal 2011.

For the three months ended January 22, 2012, casino revenue increases primarily included $5.0 million at our Pompano property, $2.4 million at our Lake Charles properties, $1.5 million at our Waterloo property and $1.5 million at our Kansas City property. Casino revenue increases reflect changes to our marketing as well as response to our Lake Charles property renovations to our primary gaming vessel’s interior.  These increases were partially offset by decreases of $1.1 million at our Lula property due to slow recovery from flooding and general market conditions.

For the nine months ended January 22, 2012, casino revenues for our properties not closed due to flooding increased $21.5 million, or 2.9%, as compared to the same period in fiscal 2011. This included increased casino revenues of $10.6 million at our Pompano property, $5.0 million at our Lake Charles property, $4.7 million at our Black Hawk properties, $2.3 million at our Kansas City property and $1.6 million at our Waterloo property, partially offset by decreases of $1.7 million at our Bettendorf property and $1.6 million at our Biloxi property.

Rooms Revenue - Rooms revenue remained flat for the three and nine months ended January 22, 2012, as compared to the same periods in the prior fiscal year. Rooms revenue for our properties not closed due to flooding increased $0.6 million, or 2.2%, for the nine months ended January 22, 2012, as compared to the same period in fiscal 2011.

Food, Beverage, Pari-Mutuel and Other Revenues — Food, beverage, pari-mutuel and other revenues increased $2.6 million, or 8.3%, and $1.4 million, or 1.4%, for the three and nine months ended January 22, 2012, as compared to the same period in the fiscal 2011. Food, beverage, pari-mutuel and other revenue for our properties not closed due to flooding increased $1.8 million, or 2.2%, for the nine months ended January 22, 2012, as compared to the same period in fiscal 2011, reflecting changes in complimentary food and beverage offerings to our customers.

Promotional Allowances - Promotional allowances increased $5.4 million, or 11.4%, and increased $4.8 million, or 3.1%, for the three and nine months ended January 22, 2012, as compared to the same period in fiscal 2011. Promotional allowances for our properties not closed due to flooding increased $6.5 million, or 5.6%, for the nine months ended January 22, 2012, as compared to the same period in fiscal 2011. This included increases at Pompano of $3.6 million and Lake Charles of $2.6 million, corresponding to their increases in gross revenues of $12.7 million and $6.0 million, respectively, for the nine months ended January 22, 2012. Changes in our promotional allowances reflect revisions to our marketing plans as a result of changes in competition, economic conditions and regulations.

Operating Expenses

Operating expenses for the three and nine month periods ended January 22, 2012 and January 23, 2011 are as follows:

	Three Months Ended
	January 22,	January 23,		Percentage
(in thousands)	2012	2011	Variance	Variance
Operating expenses:
Casino	$41,385	$38,529	$2,856	7.4%
Gaming taxes	61,069	58,331	2,738	4.7%
Rooms	1,893	2,002	(109)	-5.4%
Food, beverage, pari-mutuel and other	10,386	10,557	(171)	-1.6%
Marine and facilities	14,956	14,602	354	2.4%
Marketing and administrative	63,863	61,152	2,711	4.4%
Corporate and development	7,892	8,719	(827)	-9.5%
Depreciation and amortization	21,405	21,822	(417)	-1.9%
Total operating expenses	$222,849	$215,714	7,135	3.3%

	Nine Months Ended
	January 22,	January 23,		Percentage
(in thousands)	2012	2011	Variance	Variance
Operating expenses:
Casino	$123,290	$118,117	$5,173	4.4%
Gaming taxes	183,550	182,951	599	0.3%
Rooms	6,918	7,496	(578)	-7.7%
Food, beverage, pari-mutuel and other	32,113	32,848	(735)	-2.2%
Marine and facilities	46,681	44,558	2,123	4.8%
Marketing and administrative	192,993	188,580	4,413	2.3%
Corporate and development	29,548	32,180	(2,632)	-8.2%
Depreciation and amortization	64,739	66,934	(2,195)	-3.3%
Total operating expenses	$679,832	$673,664	6,168	0.9%

Casino - Casino operating expenses increased $2.9 million, or 7.4%, and $5.2 million, or 4.4%, for the three and nine months ended January 22, 2012, as compared to the same period in fiscal 2011. Casino operating expense for our properties not closed due to flooding increased $4.8 million, or 5.1%, for the nine months ended January 22, 2012, as compared to the same period in fiscal 2011. Net increases in casino expenses reflect increased casino revenues at our properties not impacted by flooding, primarily increased salaries and wages due to expanded hours of operation at Pompano and a new poker room at our Black Hawk property.

Gaming Taxes — State and local gaming taxes increased $2.7 million, or 4.7%, and $0.6 million, or 0.3%, for the three and nine months ended January 22, 2012, as compared to the same period in fiscal 2011 consistent with the increases in casino revenues.

Rooms - Rooms expense decreased $0.1 million, or 5.4%, and $0.6 million, or 7.7%, for the three and nine months ended January 22, 2012, as compared to the same periods in fiscal 2011. Rooms expense for our properties not closed due to flooding increased $0.4 million, or 6.1%, for the nine months ended January 22, 2012, as compared to the same period in fiscal 2011.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other expenses decreased $0.2 million, or 1.6%, and $0.7 million, or 2.2% for the three and nine months ended January 22, 2012, as compared to the same periods in fiscal 2011. Food, beverage, pari-mutuel and other expenses for our properties not closed due to flooding decreased $0.5 million, or 1.9%, for the nine months ended January 22, 2012, as compared to the same period in fiscal 2011.

Marine and Facilities - Marine and facility expenses increased $0.4 million, or 2.4%, and $2.1 million, or 4.8%, for the three and nine months ended January 22, 2012, as compared to the same periods in fiscal 2011. The overall increase in marine and facilities reflect increased spending for repairs and maintenance.

Marketing and Administrative - Marketing and administrative expenses increased $2.7 million, or 4.4%, and $4.4 million, or 2.3%, for the three and nine months ended January 22, 2012, as compared to the same period in fiscal 2011. Marketing and administrative expenses for our properties not closed due to flooding increased $3.4 million, or 2.3%, for the nine months ended January 22, 2012, as compared to the same period in fiscal 2011. These increases reflect additional marketing expenditures designed to increase market share and customer visits.

Corporate and Development — During the three months ended January 22, 2012, our corporate and development expenses were $7.9 million compared to $8.7 million for the three months ended January 23, 2011, primarily as a result of development costs in the prior year.  During the nine months ended January 22, 2012, our corporate and development expenses were $29.5 million compared to $32.2 million for the nine months ended January 23, 2011, primarily as a result of acquisition, refinancing and development costs in the prior year.

Depreciation and Amortization - Depreciation and amortization expense for the three and nine months ended January 22, 2012 decreased $0.4 million and $2.2 million, respectively, as compared to the same periods in the prior fiscal year, primarily due to certain assets becoming fully depreciated.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative expense and income tax (provision) benefit for the three and nine month periods ended January 22, 2012 and January 23, 2011 are as follows:

	Three Months Ended
	January 22,	January 23,		Percentage
(in thousands)	2012	2011	Variance	Variance

Interest expense	$(21,737)	$(21,506)	$(231)	1.1%
Interest income	185	431	(246)	-57.1%
Derivative income (expense)	223	974	(751)	-77.1%
Income tax benefit	748	1,151	(403)	-35.0%
Income from discontinued operations, net of income taxes	—	—	—	N/M

	Nine Months Ended
	January 22	January 23		Percentage
(in thousands)	2012	2011	Variance	Variance

Interest expense	$(65,439)	$(68,711)	$3,272	-4.8%
Interest income	624	1,372	(748)	-54.5%
Derivative income (expense)	252	(1,256)	1,508	-120.1%
Income tax benefit	3,907	4,555	(648)	-14.2%
Income from discontinued operations, net of income taxes	—	794	(794)	N/M

Interest Expense - Interest expense decreased $3.3 million for the nine months ended January 22, 2012, as compared to the same period in the prior fiscal year. This decrease primarily reflects the expiration of several interest rate swap agreements during fiscal 2011, which had notional rates above current market rates. During the nine months ended January 22, 2012, we capitalized approximately $0.6 million in interest expense related to our contruction project in Cape Girardeau, Missouri.

Derivative Expense — This includes expenses related to the change in fair value of our ineffective interest rate swaps and amortization of the cumulative loss in other comprehensive income at the date of ineffectivess.  Our interest rate swaps became ineffective following the amendment of our senior secured credit facility during the fourth quarter of fiscal year 2010.  The increase for the nine months ended January 22, 2012 compared to the same period in the prior fiscal year reflects the maturity of certain interest rate swap agreements.

Income Tax Benefit (Provision) — Our income tax benefit (provision) from continuing operations and our effective income tax rate has been impacted by our estimate of annual taxable income for financial statement purposes, our percentage of permanent and other items in relation to such estimated income or loss, as well as the expiration of federal statute of limitations on open tax years ending in April 2006 and April 2007.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the nine months ended January 22, 2012, we generated $70.2 million in cash flows from operating activities compared to generating $82.8 million during the nine months ended January 23, 2011. The year over year decrease in cash flows from operating activities is primarily the result of cash payments for flood related costs, which will be reimbursed in future periods and $4.6 million increase in purchases of trading securities during fiscal 2012.

Cash Flows used in Investing Activities - During the nine months ended January 22, 2012, we used $45.8 million for investing activities compared to using $132.2 million during the nine months ended January 23, 2011. Significant investing activities for the nine months ended January 22, 2012 included capital expenditures of $46.0 million, including $17.0 million relating to Cape Girardeau and Nemacolin. Significant investing activities for the nine months ended January 23, 2011 included the purchase of the Rainbow casino in Vicksburg, Mississippi for $76.2 million, purchases of property and equipment of $46.1 million and increases in restricted cash at our captive insurance company of $9.5 million to fund insurance reserves in lieu of providing letters of credit.

Cash Flows used in Financing Activities — During the nine months ended January 22, 2012, our net cash flows used in financing activities were used primarily to repay our outstanding long-term debt of $26.8 million.  During the nine months ended January 23, 2011, we had net borrowings under our line of credit of $58.0 million which included the borrowing of $80 million to fund our acquisition of the Rainbow casino in Vicksburg, Mississippi, and $6.6 million to repay other outstanding long-term debt.

Availability of Cash and Additional Capital - At January 22, 2012, we had cash and cash equivalents of $72.4 million and marketable securities of $25.7 million. As of January 22, 2012, we had $10 million borrowed under our revolving line of credit and $496.5 million in term loans outstanding under the senior secured credit facility. Our line of credit availability at January 22, 2012 was approximately $177 million as limited by our senior secured leverage ratio.

Capital Expenditures and Development Activities—As part of our business development activities, we historically have entered into agreements which have resulted in the acquisition or development of businesses or assets. These business development efforts and related agreements typically require the expenditure of cash, which may be significant. The amount and timing of our cash expenditures relating to development activities may vary based upon our evaluation of current and future development opportunities, our financial condition and the condition of the financing markets. Our development activities are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.

Construction is proceeding on time and on budget for our $125 million Isle Casino Cape Girardeau development. We anticipate opening by Thanksgiving 2012, subject to regulatory approval. At January 22, 2012, we have spent $31.3 million related to capital for the Cape Girardeau project, including current year capital expenditures of $16.3 million.  We estimate additional capital expenditures of approximately $20 million in Cape Girardeau during the balance of the current fiscal year.

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

We have identified several capital projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Lake Charles and Black Hawk properties, and further Lady Luck conversions. Commencing in the fourth quarter, we expect to begin improvements to the hotel at our Lake Charles property and begin rebranding our Vicksburg property to a Lady Luck.  We expect these projects will cost approximately $20 million, of which approximately $5 million will be incurred in the balance of fiscal 2012 and the remainder in fiscal 2013.  The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. During the nine months ended January 22, 2012, we have incurred capital expenditures at our existing properties of $29.7 million.  For the balance of the current fiscal year, we estimate maintenance capital expenditures at our existing properties to be approximately $20 million.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2011 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the third quarter of fiscal year 2012, nor were there any material changes to the critical accounting policies and estimates set forth in our 2011 Annual Report.

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

We have entered into interest rate swap and cap arrangements with aggregate notional value of $250.0 million as of January 22, 2012. The swap agreement effectively converts a portion of the Credit Facility variable debt to a fixed-rate basis until the respective swap agreement terminates, which occurs during fiscal year 2014.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective as of January 22, 2012.

Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 22, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the nine months ended January 22, 2012.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                         MINE SAFETY DISCLOSURES

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

ISLE OF CAPRI CASINOS, INC.

Dated: February 24, 2012	/s/ DALE R. BLACK
Dale R. Black
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended January 22, 2012, filed on February 24, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.