Form 10-K
period 2012-04-29
ISLE OF CAPRI CASINOS INC
filed 2012-06-14
CIK 863015

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2012
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the voting and non-voting stock held by non-affiliates(1) of the Company is $117,115,786, based on the last reported sale price of $5.19 per share on October 24, 2011 on the NASDAQ Stock Market; multiplied by 22,565,662 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

           As of June 8, 2012, the Company had a total of 38,982,281 shares of Common Stock outstanding (which excludes 3,083,867 shares held by us in treasury).

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

 PART I

ITEM 1.    BUSINESS

  Overview

        We are a leading developer, owner and operator of regional gaming facilities and related dining, lodging and entertainment facilities in the United States. We currently own and operate 15 gaming and entertainment facilities in Louisiana, Mississippi, Missouri, Iowa, Colorado and Florida. Collectively, these properties feature approximately 14,000 slot machines and over 330 table games (including approximately 90 poker tables) over 3,000 hotel rooms and more than 45 restaurants. We also operate a harness racing track at our casino in Florida. Our portfolio of properties provides us with a diverse geographic footprint that minimizes geographically concentrated risks caused by weather, regional economic difficulties, gaming tax rates and regulations imposed by local gaming authorities.

        We operate primarily under two brands, Isle and Lady Luck. Isle-branded facilities are generally in larger markets with a larger regional draw and offer expanded amenities, whereas Lady Luck-branded facilities are typically in smaller markets drawing primarily from a local customer base. Our senior management team has over 200 collective years of experience spanning 20 states, and multiple foreign jurisdictions. This team has established and executed against a strategic plan for growth focusing on three core principles, (1) refined fiscal discipline, (2) restyled customer experiences, and (3) a renewed asset base.

        1.     Refined Fiscal Discipline—We believe that our business benefits from a cost-effective approach to creating valuable customer experiences and a stronger balance sheet. We focus on fiscal discipline by utilizing technology and our customer research platform, responsibly reducing our cost structure and identifying opportunities for operating efficiencies at our properties.

        Over the past four fiscal years, since current management joined the Company, we have reduced our debt by approximately $350 million, or 23%, and reduced our leverage ratio through the disciplined application of our free cash flow and a series of financing transactions including retiring approximately $143 million of debt through a tender offer for approximately $83 million, a $51 million equity offering, a senior notes offering and an extension of our senior secured credit facility. We plan to maintain this discipline through continued efforts to further reduce our overhead costs, achieving operating efficiencies by realigning our casino floors, and applying cost discipline in the evaluation and execution of future capital projects.

        2.     Restyled Customer Experiences—We focus on customer satisfaction and delivering superior guest experiences by providing popular gaming, dining and entertainment experiences that are designed to exceed customer expectations in a clean, safe, friendly and fun environment. We have introduced initiatives to increase customer time on device, refreshed several of our casino floors, and introduced an improved loyalty program, and have introduced several targeted non-gaming amenities.

        These non-gaming amenities have included the development of several custom food, beverage and entertainment offerings, including the introduction of Lone Wolf bars and Otis and Henry's restaurants, a new buffet concept called Farmer's Pick, focused on locally-sourced, fresh food and a live entertainment series, Jester's Jam. In fiscal 2013, we expect to add additional Farmer's Pick Buffets, new Otis and Henry's restaurants and Lone Wolf bars across several of our properties, and to complete the introduction of our enhanced customer loyalty program, the Fan Club, at our remaining properties aimed to attract new customers and increase visitation.

        3.     Renewed Asset Base—We believe our long-term success will depend substantially upon increasing the quality, reach and scope of our operating portfolio, including new-build developments, acquisitions, rebranding projects and, where appropriate, asset sales. Recently we have renovated the gaming floors at our Lake Charles, Louisiana and Black Hawk, Colorado properties. Currently we are in the process of renovating hotel rooms at each of these locations.

        We have completed the Lady Luck rebranding of our facilities in Marquette, Iowa, Caruthersville, Missouri and one of our two facilities in Black Hawk, Colorado. We currently are rebranding Rainbow Casino in Vicksburg, Mississippi to a Lady Luck and expect to be completed by the end of the second quarter of fiscal 2013. We anticipate rebranding additional facilities in the future.

        We were selected by regulatory agencies to develop an Isle-branded $135 million gaming and entertainment facility in Cape Girardeau, Missouri, as well as a Lady Luck-branded facility at Nemacolin Woodlands Resort in Fayette County, Pennsylvania. Subject to regulatory approval we anticipate opening our facility in Cape Girardeau by November 1, 2012. An appeal has been filed by one of the other applicants regarding the selection by the Pennsylvania Gaming Board to award a casino to the facility at Nemacolin Woodlands Resort. The appeal is under consideration by the Pennsylvania Supreme Court. No date has been determined for an expected ruling or the ultimate resolution of the matter. Following a successful resolution to the appeal and the receipt of any necessary regulatory or other approvals, we anticipate construction on the facility would take approximately nine months.

        During fiscal 2012, we sold one of our two riverboat licenses in Lake Charles, Louisiana and entered into an agreement to sell our facility in Biloxi, Mississippi for approximately $45 million. We expect the sale of the Biloxi facility to close by the end of Summer 2012.

        In addition to the items discussed above, we plan to continue to refresh our hotel room product, pursue third-party development partners for additional hotel and restaurant concepts, consider opportunistic monetization of non-core operating assets and renovate select facilities to improve our product offerings.

Casino Properties

        The following is an overview of our existing casino properties as of April 29, 2012:

Property	Date Acquired or Opened	Slot Machines	Table Games	Hotel Rooms	Parking Spaces
Louisiana
Lake Charles	July 1995	1,275	48	493	2,335
Mississippi
Lula	March 2000	1,024	23	485	1,611
Natchez	March 2000	583	9	141	645
Vicksburg	June 2010	695	8	—	977
Missouri
Kansas City	June 2000	1,081	20	—	1,715
Boonville	December 2001	940	19	140	1,101
Caruthersville	June 2007	595	16	—	1,000
Iowa
Bettendorf	March 2000	988	22	514	2,057
Rhythm City—Davenport	October 2000	931	14	—	911
Marquette	March 2000	590	7	—	480
Waterloo	June 2007	1,013	27	195	1,500
Colorado
Isle Casino Hotel-Black Hawk	December 1998	957	31	238	1,100
Lady Luck Casino-Black Hawk	April 2003	522	16	164	1,200
Florida
Pompano Park	July 1995/April 2007	1,454	38	—	3,800

		12,648	298	2,370	20,432
Assets Held for Sale
Biloxi, Mississippi	August 1992	1,136	38	709	1,512

		13,784	336	3,079	21,944

  Louisiana

  Lake Charles

        Our Lake Charles property commenced operations in July 1995 and is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. In February 2012 we consolidated our gaming operations onto one gaming vessel offering 1,275 slot machines, 48 table games, 8 poker tables, two hotels offering 493 rooms, a 105,000 square foot land-based pavilion and entertainment center, and 2,335 parking spaces, including approximately 1,400 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 109-seat Otis & Henry's restaurant, a 290-seat Calypso's buffet, a 64-seat Lucky Wins Asian-inspired restaurant, which also includes a grab and go deli, and Caribbean Cove featuring free live entertainment and can accommodate 180 guests. The pavilion also has a 14,750 square foot entertainment center comprised of a 1,100-seat special events center designed for concerts, banquets and other events, meeting facilities and administrative offices.

        The Lake Charles market currently consists of two dockside gaming facilities, a Native American casino and a pari-mutuel facility/racino. The current number of slot machines in the market is approximately 7,800 machines and table games are approximately 240 tables. In calendar year 2011, the two gaming facilities and one racino, in the aggregate, generated gaming revenues of approximately $673 million. Revenues for the Native American property are not published. Gaming revenues for our

Lake Charles property for calendar year 2011 were approximately $142 million. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 5.5 million and is located approximately 140 miles west of Lake Charles. We believe that our Lake Charles property attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 500,000 and 1.6 million people reside within 50 and 100 miles, respectively, of the Lake Charles property.

  Mississippi

  Lula

        Our Lula property, which we acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 1,024 slot machines and 23 table games, two on-site hotels with a total of 485 rooms, a land-based pavilion and entertainment center, 1,611 parking spaces, and a 28-space RV Park. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 122-seat Farraddays' restaurant, a 283-seat Calypso's buffet and a 35-seat Tradewinds Marketplace, and a gift shop.

        Our Lula property is the only gaming facility in Coahoma County, Mississippi and generated net gaming revenues of approximately $56 million in calendar year 2011. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 710,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by nine casinos in Tunica County, Mississippi. Approximately 1.1 million people reside within 60 miles of the property. Lula also competes with Native American casinos in Oklahoma and a racino in West Memphis, Arkansas.

  Natchez

        Our Natchez property, which we acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 583 slot machines and 9 table games, a 141-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso's buffet and 645 parking spaces.

        Our Natchez property is currently the only gaming facility in the Natchez market and generated total gaming revenues of approximately $29 million in calendar year 2011. We believe that the Natchez property attracts customers primarily from among the approximately 350,000 people residing within 60 miles of the Natchez property.

  Vicksburg

        Our Vicksburg property, which we acquired in June 2010, is located off Interstate 20 and Highway 61 in western Mississippi, approximately 50 miles west of Jackson, Mississippi. The property consists of a dockside casino offering 695 slot machines and eight table games, a 224-seat Riverview Buffet, a 26-seat Crossroads Deli and 977 parking spaces.

        The Vicksburg market consists of five dockside casinos which generated total gaming revenues of approximately $261 million in calendar year 2011. Our Vicksburg property generated gaming revenues of approximately $40 million in calendar year 2011. Approximately 700,000 people reside within 60 miles of the property.

  Missouri

  Kansas City

        Our Kansas City property, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 1,081 slot machines and 20 table games, a 202-seat Calypso's buffet, a 176-seat Lone Wolf restaurant, a 32-seat Tradewinds Marketplace and 1,715 parking spaces.

        The Kansas City market consists of four dockside gaming facilities, a land-based facility which opened in February 2012 and a Native American casino. Operating statistics for the Native American casino are not published. The four dockside gaming facilities generated gaming revenues of approximately $710 million in calendar year 2011. Our Kansas City property generated gaming revenues of approximately $85 million during calendar year 2011. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area, which has approximately 1.9 million residents

  Boonville

        Our Boonville property, which opened in December 2001, is located three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 940 slot machines, 19 table games, a 140-room hotel, a 32,400 square foot pavilion and entertainment center and 1,101 parking spaces. In February 2012 the Company launched a new branded restaurant within the Boonville property pavilion, The Farmer's Pick buffet. The newly renovated 201-seat restaurant features locally sourced food products that are prepared at action stations in view of the guests. In addition, the pavilion and entertainment center also offers customers a wide variety of other non-gaming amenities, including an 83-seat Farraddays' restaurant, a 36-seat Tradewinds Marketplace, an 800 seat event center, and a historic display area. Our Boonville property is the only gaming facility in central Missouri and generated gaming revenues of approximately $82 million in calendar year 2011. We believe that our Boonville casino attracts customers primarily from the approximately 580,000 people who reside within 60 miles of the property which includes the Columbia and Jefferson City areas.

  Caruthersville

        Our Caruthersville property was acquired in June 2007 and is a riverboat casino located along the Mississippi River in Southeast Missouri. The dockside casino offers 595 slot machines, 11 table games and 5 poker tables. The property offers a 40,000 square foot pavilion, which includes a 130-seat Lone Wolf restaurant, bar and lounge and a 270-seat Otis & Henry's restaurant. The property also operates a 10,000 square foot exposition center with seating for up to 1,100 patrons and has 1,000 parking spaces. Our Caruthersville facility is the only casino located in Southeast Missouri and generated gaming revenues of approximately $33 million in calendar year 2011. Approximately 650,000 people reside within 60 miles of the property.

  Iowa

  Bettendorf

        Our Bettendorf property was acquired in March 2000 and is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. The property consists of a dockside casino offering 988 slot machines, 18 table games, 4 poker tables, 514 hotel rooms, 40,000 square feet of flexible convention/banquet space, a 120-seat Farraddays' restaurant, a 260-seat Calypso's buffet, a 24-seat Tradewinds Marketplace and 2,057 parking spaces. We have entered into agreements with the

City of Bettendorf, Iowa under which we manage and provide financial and operating support for the QC Waterfront Convention Center that is adjacent to our hotel. The QC Waterfront Convention Center opened in January 2009.

  Davenport

        Our Davenport property, which we acquired in October 2000, is located at the intersection of River Drive and Highway 61, a state highway serving the Quad Cities metropolitan area. The property consists of a dockside gaming facility offering 931 slot machines, 14 table games, a 209-seat Hit Parade buffet, a Grab-n-Go food outlet and 911 parking spaces.

        The Quad Cities metropolitan area currently has three gaming operations—our two gaming facilities in Bettendorf and Davenport, and a larger land-based facility, including a hotel, which opened in December 2008. The three operations in the Quad Cities generated total gaming revenues of approximately $212 million in calendar year 2011. Our Bettendorf and Davenport properties generated casino revenues for calendar year 2011 of approximately $77 million and $49 million, respectively. Our operations in the Quad Cities also compete with other gaming operations in Illinois and Iowa. Approximately 923,000 people reside within 60 miles of our Bettendorf and Davenport properties.

  Marquette

        Our Marquette property, which we acquired in March 2000, is located in Marquette, Iowa, approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 590 slot machines and 7 table games, a marina and 480 parking spaces. The facility was rebranded as a Lady Luck casino in fiscal 2010 and includes a 142-seat buffet restaurant, a 15-seat Otis and Henry's Express food outlet and a 155-seat Lone Wolf restaurant and bar.

        Our Marquette property is the only gaming facility in the Marquette, Iowa market and generated gaming revenues of approximately $30 million in calendar year 2011. We believe most of our Marquette customers are from northeast Iowa and Wisconsin, which includes approximately 490,000 people within 60 miles of our property, and we compete for those customers with other gaming facilities in Dubuque, Iowa and Native American casinos in southwestern Wisconsin.

  Waterloo

        Our Waterloo property opened on June 30, 2007 and is located adjacent to Highway 218 and US 20 in Waterloo, Iowa. The property consists of a single-level casino offering 1,013 slot machines, 23 table games and 4 poker tables. The property also offers a wide variety of non-gaming amenities, including a 118-seat Otis & Henry's restaurant, a 205-seat buffet, a 44-seat Tradewinds marketplace, Club Capri Lounge, Fling feature bar, 5,000 square feet of meeting space, 1,500 parking spaces and a 195-room hotel, which includes 27 suites, as well as an indoor pool and hot tub area.

        Our Waterloo property is the only gaming facility in the Waterloo, Iowa market and approximately 640,000 people live within 60 miles of the property. We compete with other casinos in eastern Iowa. We generated gaming revenues of approximately $82 million in calendar year 2011.

  Colorado

  Isle Casino Hotel-Black Hawk

        Isle Casino Hotel-Black Hawk commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 957 slot machines, 24 standard table games, a 7 table poker room, a 238-room hotel and 1,100 parking spaces in an attached parking garage. Isle Casino Hotel-Black Hawk also offers customers three restaurants, including a 128-seat Farraddays' restaurant, a 270-seat Calypso's buffet and a 42-seat Tradewinds Marketplace.

  Lady Luck Casino-Black Hawk

        Lady Luck Casino-Black Hawk, which we acquired in April 2003 and rebranded in June 2009, is located across the intersection of Main Street and Mill Street from the Isle Casino Hotel-Black Hawk. The property consists of a land-based casino with 522 slot machines, 10 standard table games, 6 poker tables, a 164-room hotel that opened in December 2005 and 1,200 parking spaces in our parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk. The property also offers guests dining in a 93-seat Otis & Henry's restaurant as well as a grab-and-go fast serve food cart that is located in the main level of the facility. The property has also recently converted approximately 2,250 square feet of space to flex space that can be used for meetings and special events. Our Black Hawk sites are connected via sky bridges.

        When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 24 gaming facilities (seven of which have more than 600 slot machines), which in aggregate, generated gaming revenues of approximately $619 million in calendar year 2011. Our Black Hawk properties generated casino revenues for calendar year 2011 of approximately $127 million. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 2.9 million and is located approximately 40 miles east of Black Hawk and serves as the primary feeder market for Black Hawk.

  Florida

  Pompano

        In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is located off of Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida.

        Our Pompano facility includes 1,454 slot machines, a 38-table poker room, a 120-seat Farradday's restaurant, a 110-seat Bragozzo's Italian restaurant, a 250-seat buffet, a 100-seat deli, a 60-seat casual restaurant, an express grab and go food outlet, a feature bar and 3,800 parking spaces.

        Approximately 2.6 million people reside within a 25-mile radius of our Pompano facility, which competes with four other racinos and three Native American gaming facilities in the market. While casino revenues are not available for all market competitors, we estimate that we operate approximately 10% of the slot machines in the market and generated approximately $142 million in casino revenues for calendar year 2011.

  Assets Held for Sale

  Biloxi

        Our Biloxi property, which commenced operations in August 1992, is located on a 17-acre site at the eastern end of a cluster of facilities formerly known as "Casino Row" in Biloxi, Mississippi, and is the first property reached by visitors coming from Alabama, Florida and Georgia via Highway 90.

        Our Biloxi property offers approximately 1,200 slot machines, 27 table games, a nine-table poker room, a 709-room hotel including 200 whirlpool suites, a 120-seat banquet room called "Paradise Room," 138-seat Farraddays' restaurant, a 200-seat Calypso's buffet, a 128-seat Café at the Point restaurant, a 94-seat Tradewinds marketplace, a multi-story feature bar, a full service Starbucks and over 1,300 parking spaces.

        The Mississippi Gulf Coast market (which includes Biloxi, Gulfport and Bay St. Louis) consists of 11 dockside gaming facilities, which in the aggregate, generated net gaming revenues of approximately $1.1 billion during calendar year 2011. Our Biloxi property generated net gaming revenues of approximately $57 million during calendar year 2011. Approximately one million people reside within 60 miles of the property.

        In March 2012 we entered into an agreement to sell our Biloxi operation for approximately $45 million. The transaction is expected to close in fiscal 2013.

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

  •
  Branding Initiatives:  Our strategic plan is designed to consolidate our property portfolio from four brands into two brands as the economy improves and we undertake significant new capital improvement programs. To date, our Lady Luck re-branding initiative includes our properties in Caruthersville, Missouri and Marquette, Iowa. Additionally, we have converted Colorado Central Station in Black Hawk, Colorado to Lady Luck-Black Hawk. In addition, we are currently rebranding our casino in Vicksburg, Mississippi to Lady Luck Casino Vicksburg, with expected completion by the end of the second quarter of fiscal 2013. As a component of these re-branding programs, we have also implemented newly-branded customer outlets, including custom restaurants and lounges that we are expanding through our portfolio to other properties. We believe, over time, this approach will allow us to more effectively align and promote our properties based upon customer needs and desires and market our properties on a consolidated basis. Furthermore, we expect our approach will streamline the costs associated with marketing our portfolio.

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

  •
  Fan Club:  During fiscal 2012, we began implementation of a new customer loyalty program, Fan Club, which allows customers greater choice in how to use their points for cash, free play or food. The five-tier program provides for clear customer understanding of how points are earned, how points can be utilized and the benefits offered at each tier. Fan Club has been implemented at four of our properties to date and our goal is to have full implementation by the end of fiscal 2013.

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

  Employees

        As of April 29, 2012, we employed approximately 7,700 full and part-time people. We have a collective bargaining agreement with UNITE HERE covering approximately 450 employees at our Pompano property which was renewed in May 2012 and expires in May 2015. We believe that our relationship with our employees is satisfactory.

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

        Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing gaming. Our existing gaming facilities compete directly with other gaming properties in the states in which we operate. Our existing casinos attract a significant number of their customers from Houston, Texas; Mobile, Alabama; Kansas City, Kansas; Southern Florida; Little Rock, Arkansas; and Denver, Colorado. Legalization of gaming in jurisdictions closer to these geographic markets other than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. Other jurisdictions, including states in close proximity to jurisdictions where we currently have operations, have considered and may consider legalizing casino gaming and other forms of competition. In addition, there is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new gaming licenses could be awarded in these markets, which could allow new gaming operators to enter our markets that could have an adverse effect on our operating results. For example, on February 17, 2011, a project was awarded a gaming license in Lake Charles, Louisiana which, if completed, will compete with our existing Lake Charles property. A casino property, which could compete with our Natchez, Mississippi property, is currently under development.

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

        Compliance with other laws.    We are also subject to a variety of other federal, state and local laws, rules, regulations and ordinances that apply to non-gaming businesses, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have a material adverse effect on us or the results of our operations. However, several of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. The coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs.

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

        Effective July 1, 2011, the Colorado Limited Gaming Control Commission reduced all gaming tax tiers by 5%, which resulted in a reduction of the top rate tier from 20% to 19%. The Commission has announced that it plans to restore the rates to their previous levels effective July 1, 2012.

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

        We have a significant amount of indebtedness. As of April 29, 2012, we had approximately $1.2 billion of total debt outstanding.

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

  •
  causing an event of default if we fail to satisfy the financial and restrictive covenants contained in the indentures and agreements governing our senior secured credit facility, our 7.75% senior notes, our 7% senior subordinated notes and our other indebtedness, which could result in all of our debt becoming immediately due and payable, could permit our secured lenders to foreclose on the assets securing our secured debt and have other adverse consequences, any of which, if not cured or waived, could have a material adverse effect on us;

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

        A substantial portion of our outstanding debt bears interest at variable rates, although we have entered into interest rate protection agreements expiring through fiscal 2014 with counterparty banks with respect to $150 million of our term loans under our senior secured credit facility. If short-term interest rates rise, our interest cost will increase on the unhedged portion of our variable rate indebtedness, which will adversely affect our results of operations and available cash.

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

        The terms of the indentures and agreements governing our senior secured credit facility, our 7.75% senior notes, our 7% senior subordinated notes and our other indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future.

        As of April 29, 2012, we had the capacity to incur additional indebtedness, including the ability to incur additional indebtedness under our line of credit, of approximately $258 million. Approximately $29 million of capacity of our senior secured credit facility was used to support letters of credit and surety bonds. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility, the indenture governing our 7.75% senior notes and the indenture governing our 7% senior subordinated notes. The indenture governing our 7% senior subordinated notes, the indenture governing our 7.75% senior notes and our senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, the related risks that we now face could intensify.

         If we cannot refinance our 7% senior subordinated notes on or prior to November 1, 2013, then our senior secured credit facility matures on that date and we may not be able to renew or extend our senior secured credit facility or enter into a new credit facility in today's difficult markets. In addition, our ability to renew or extend our senior secured credit facility or to enter into a new credit facility may be impaired further if market conditions worsen. If we are able to refinance our 7% senior subordinated notes or, in the alternative, renew or extend our senior secured credit facility, it may be on terms substantially less favorable than the 7% senior subordinated notes or senior secured credit facility.

        Our senior secured credit facility matures on November 1, 2013 if we have not refinanced or otherwise retired the 7% senior subordinated notes on or prior to such date. Our cash flow from operations is unlikely to be sufficient to retire all of such notes at or prior to November 1, 2013.We may therefore be forced to refinance the 7% senior subordinated notes on substantially less favorable terms than we have currently. Failure to obtain new debt on favorable or reasonable terms to replace existing debt could affect our liquidity and the value of our other securities, including our equity. Our ability to refinance or otherwise retire our 7% senior subordinated notes prior to November 1, 2013, or in the alternative to renew or extend our existing senior secured credit facility or to enter into a new credit facility to replace the existing senior secured credit facility could be impaired if market conditions worsen. In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. We can make no assurances that we will be able to refinance or otherwise retire our 7% senior subordinated notes prior to November 1, 2013, and if we are unable to do so, that we will be able to enter into a new credit facility or renew or extend our existing senior secured credit facility, or whether any such credit facility will be available under acceptable terms. Failure to obtain sufficient financing or financing on acceptable terms would constrain our ability to operate our business and to continue our development and expansion projects. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

        From time to time we may commence construction projects at our properties. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects. On December 1, 2010, the Missouri Gaming Commission selected our proposed Cape Girardeau Project for prioritization for the 13th and final gaming license in the State of Missouri. The Cape Girardeau Project is expected to include approximately 1,000 slot machines, 28 table games, 3 restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center at an estimated cost of $135 million. On April 14, 2011, our project at the Nemacolin Woodlands Resort ("Nemacolin") was selected by the Pennsylvania Gaming Control Board for the final Category 3 resort gaming license. We had previously entered into an agreement with Nemacolin to complete the build-out of the casino space and provide management services to the casino. The Nemacolin project is expected to include 600 slot machines, 28 table games, a casual dining restaurant and lounge. We currently estimate the project cost at approximately $50 million. Following a successful resolution of an appeal filed by another applicant and receipt of any necessary regulatory approvals, we expect to complete the project within nine months of the commencement of construction. The anticipated costs and construction periods for the Cape Girardeau project, the Nemacolin project and other projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

         If we construct the Cape Girardeau Project and we are not granted gaming licenses, our financial condition could be materially adversely affected.

        On December 1, 2010, the Missouri Gaming Commission selected our proposed Cape Girardeau Project for prioritization for the 13th and final gaming license in the State of Missouri. As a participant in this process, our subsidiary IOC-Cape Girardeau LLC applied for a Class B Riverboat Gaming License in Missouri. The decision by the Missouri Gaming Commission to prioritize its casino development does not provide IOC-Cape Girardeau LLC with any license to open the casino once developed or any assurance that such a license will be granted. The Class B license required for IOC-Cape Girardeau LLC to operate its proposed gaming facility cannot be granted by the Missouri Gaming Commission until the gaming facility development is substantially complete and ready to accept patrons. The grant of this license would be subject to numerous conditions as described in "Description of Government Regulations—Missouri" in Exhibit 99.1 to this Annual Report on Form 10-K for the fiscal year ended April 29, 2012. If, as a result of these regulatory conditions or otherwise, we are unable to receive the gaming license after we construct the Cape Girardeau Project, our financial condition could be materially adversely affected.

         If we are not licensed in Pennsylvania in connection with the proposed resort casino at Nemacolin Woodlands Resort or if our management agreement is not approved in its current form or if either of these matters are materially delayed, we may not manage the casino or the terms upon which we manage may be less favorable to us.

        On April 14, 2011, Nemacolin Woodlands Resort ("Nemacolin") in Farmington, Pennsylvania was selected by the Pennsylvania Gaming Control Board for the final Category 3 resort gaming license. We had previously entered into an agreement with Nemacolin to complete the build-out of the casino space and provide management services of the casino. We currently estimate the project cost at approximately $50 million. The award of the Pennsylvania license to Nemacolin has been appealed to the Pennsylvania Supreme Court by one of the other applicants. Subject to a successful ruling in the appeal, and the receipt of all necessary regulatory and other approvals we expect to complete the facility within approximately nine months after commencing construction.

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

        Robert S. Goldstein, our Vice Chairman of the Board, and Jeffrey D. Goldstein and Richard A. Goldstein, two of our directors, and various family trusts associated with members of the Goldstein family and entities associated with certain members of the Goldstein family, (collectively the "Goldstein Parties") directly and indirectly collectively own and control approximately 42.1% of our common stock as of April 29, 2012.

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

        Certain provisions of our amended and restated certificate of incorporation may make it more difficult or prevent a third party from acquiring control of us, including:

  •
  we may not, until the Supermajority Expiration Time (as defined below) without the affirmative vote of the holders of at least 66 2/3% of the Company's voting power, voting as a single class, authorize, adopt or approve certain extraordinary corporate transactions; and

  •
  the classification of our board of directors and staggered three-year terms of service for each class of directors.

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

        We sustained a (loss) from continuing operations of $(17.4) million in fiscal 2012, earned income from continuing operations of $3.7 million in fiscal 2011 and earned income from continuing operations of $5.0 million in fiscal 2010. Companies with fluctuations in income (loss) from continuing operations often find it more challenging to raise capital to finance improvements in their businesses and to undertake other activities that return value to their stockholders. In addition, companies with operating results that fluctuate significantly on a quarterly or annual basis experience increased volatility in their stock prices in addition to difficulties in raising capital. We cannot assure you that we will not have fluctuations in our income (losses) from continuing operations in the future, and should that occur, that we would not suffer adverse consequences to our business as a result, which could decrease the value of our common stock.

         Inclement weather and other conditions could seriously disrupt our business and have a material, adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions and other disasters. For example, flooding along the Mississippi River resulted in five of our properties being closed for differing periods of time in fiscal 2012. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado. We cannot be sure that the proceeds from any future insurance claim will be sufficient to compensate us if one or more of our casinos experience a closure.

         Reductions in discretionary consumer spending could have a material adverse effect on our business.

        Our business has been and may continue to be adversely affected by economic fluctuations experienced in the United States, as we are highly dependent on discretionary spending by our patrons. Reductions in discretionary consumer spending or changes in consumer preferences brought about by factors such as increased unemployment, significant increases in energy prices, perceived or actual deterioration in general economic conditions, housing market instability, bank failures and the potential for additional bank failures, perceived or actual decline in disposable consumer income and wealth, the global economic recession and changes in consumer confidence in the economy could reduce customer demand for the leisure activities we offer and may adversely affect our revenues and operating cash flow. We are unable to predict the frequency, length or severity of economic circumstances.

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

  Kansas City

        We lease approximately 28 acres of land from the Kansas City Port Authority in connection with the operation of our Kansas City property. The term of the original lease was ten years and was renewed in October 2006 and October 2011 for additional five-year terms. The lease includes six additional five-year renewal options. The minimum lease payments correspond to any rise or fall in the CPI, initially after the ten-year term of the lease or October 18, 2006 and thereafter, at each five year renewal date. Rent under the lease currently is the greater of $2.9 million (minimum rent) per year, or 3.25% of gross revenues, less complimentaries.

  Boonville

        We lease our 27 acre casino site in Boonville pursuant to a lease agreement with the City of Boonville. Under the terms of the agreement, we lease the site for a period of ninety-nine years. In lieu of rent, we are assessed additional amounts by the City of Boonville based on a 3.5% tax on gaming revenue, up to $1.0 million, which we recognize as additional gaming taxes.

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

  Assets Held for Sale

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

        In August 2002, we entered into a lease for two additional parcels of land adjoining our property and the hotel. On the parcel adjoining the Biloxi property, we constructed a multi-level parking garage that has approximately 1,000 parking spaces. There is additional ground level parking on a parcel of land in front of the garage, also subject to this lease, with approximately 600 parking spaces. We have constructed a 400-room addition to the existing hotel on the parcel leased next to the existing hotel. In addition, we may construct a hotel above the parking garage. This lease with the City of Biloxi and the Mississippi Secretary of State is for an initial term of forty years, with one option to renew for an additional twenty-five years and additional options thereafter, with the consent of the Mississippi Secretary of State, consistent with the term of the lease described in the preceding paragraph. When combined with the base and percentage rents described for the leases in the preceding two paragraphs, annual rent under those two leases and this lease was $3.8 million for lease year ending July 31, 2011, and estimated to be $3.8 million for the lease year ending July 31, 2012. Such amounts are subject to decreases due to market adjustments and increases based on the CPI. Also, we are responsible for annual rent equal to 4% of gross retail revenue and gross cash revenue (as defined in the lease), but without double counting. If the rent minimum described in the preceding sentences is not otherwise satisfied from other rents, then this percentage rent is not in addition to the minimum rent, but rather is to be applied to that minimum.

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

        In March 2012 we entered into an agreement to sell our Biloxi operation for approximately $45 million. The transaction is expected to close in fiscal 2013.

ITEM 3.    LEGAL PROCEEDINGS

        We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi ("RCM"), are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of approximately $2 million. We filed a notice of appeal in November 2011. While the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty, we have accrued an estimated liability, including interest, of approximately $2 million in fiscal 2012. We intend to continue a vigorous and appropriate appeal of this judgment.

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

        In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece's appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing has tentatively been scheduled for October 2012; however, the Supreme Administrative Court has repeatedly postponed the hearing on the appeal.

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 29, 2012 we have accrued an estimated liability, including interest, of approximately $13 million. Our accrual is based upon management's estimate of the original claim by the plaintiffs for lost payments. We continue to accrue interest on the asserted claim. We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

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

	High	Low
First Quarter (through June 8, 2012)	$6.32	$4.84
Fiscal Year Ending April 29, 2012
Fourth Quarter	$7.48	$4.84
Third Quarter	5.68	3.90
Second Quarter	9.37	4.46
First Quarter	9.86	7.67
Fiscal Year Ending April 24, 2011
Fourth Quarter	$9.89	$8.85
Third Quarter	11.16	7.80
Second Quarter	8.95	6.66
First Quarter	12.41	8.37
  ii.
  Holders of Common Stock.    As of June 8, 2012, there were approximately 1,333 holders of record of our common stock.

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

(b)
Issuance of Unregistered Securities

        None.

(c)
Purchases of our Common Stock

        We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares. To date we have purchased 4,895,792 shares of common stock under these programs. These programs have no approved dollar amount, nor expiration dates. No purchases were made during the fiscal year ended April 29, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Isle of Capri Casinos, Inc., the NASDAQ Composite Index,
and the Dow Jones US Gambling Index

*
$100 invested on 4/29/07 in stock or 4/30/07 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

        Copyright© 2012 Dow Jones & Co. All rights reserved.

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

	Fiscal Year Ended(1)
Statement of Operations	April 29, 2012	April 24, 2011	April 25, 2010	April 26, 2009	April 27, 2008
	(dollars in millions, except per share data)
Revenues:
Casino	$1,006.5	$968.4	$943.2	$977.4	$1,007.6
Rooms	32.4	32.1	33.5	35.6	36.2
Food, beverage, pari-mutuel and other	128.6	122.0	122.2	124.6	135.1
Insurance recoveries	9.6	—	—	2.9	0.3

Gross revenues	1,177.1	1,122.5	1,098.9	1,140.5	1,179.2
Less promotional allowances	(199.7)	(185.9)	(171.7)	(176.4)	(178.9)

Net revenues	977.4	936.6	927.2	964.1	1,000.3
Operating expenses:
Casino	153.7	142.6	137.3	135.1	133.6
Gaming taxes	251.8	243.0	254.7	261.5	276.0
Rooms	7.1	7.3	8.0	8.4	8.1
Food, beverage, pari-mutuel and other	41.3	40.6	40.1	45.5	51.8
Marine and facilities	57.2	55.2	55.5	58.0	58.7
Marketing and administrative	234.5	225.7	223.8	222.6	237.3
Corporate and development	40.2	42.7	46.8	41.3	47.3
Valuation charges and expense recoveries, net	30.6	—	(6.8)	24.3	6.5
Insurance recoveries	—	—	—	(0.1)	(1.8)
Preopening	0.6	—	—	—	3.7
Depreciation and amortization	76.0	77.6	95.5	105.4	110.4

Total operating expenses	893.0	834.7	854.9	902.0	931.6

Operating income	84.4	101.9	72.3	62.1	68.7
Interest expense	(87.9)	(91.9)	(75.4)	(92.9)	(107.6)
Interest income	0.8	1.9	1.8	2.1	3.2
Derivative income (expense)	0.4	(1.2)	(0.3)	—	—
Gain (loss) on early extinguishment of debt	—	—	—	57.7	(15.3)

Income (loss) from continuing operations before income taxes and including noncontolling interest	(2.3)	10.7	(1.6)	29.0	(51.0)
Income tax benefit (provision)	(15.1)	(7.0)	6.6	(14.3)	19.9

Income (loss) from continuing operations including noncontrolling interest	(17.4)	3.7	5.0	14.7	(31.1)
Income (loss) from discontinued operations, net of income taxes	(112.4)	0.8	(8.3)	28.9	(60.9)

Net income (loss) including noncontolling interest	(129.8)	4.5	(3.3)	43.6	(92.0)
Less net income (loss) attributable to the nocontrolling interest	—	—	—	—	(4.9)

Net income (loss) attributable to common stockholders	$(129.8)	$4.5	$(3.3)	$43.6	$(96.9)

	Fiscal Year Ended(1)
Statement of Operations	April 29, 2012	April 24, 2011	April 25, 2010	April 26, 2009	April 27, 2008
	(dollars in millions, except per share data)
Income (loss) per common share attributable to common stockholders
Basic
Income (loss) from continuing operations	$(0.45)	$0.11	$0.15	$0.47	$(1.17)
Income (loss) from discontinued operations	(2.90)	0.02	(0.25)	0.92	(1.99)

Net Income (loss)	$(3.35)	$0.13	$(0.10)	$1.39	$(3.16)

Diluted
Income (loss) from continuing operations	$(0.45)	$0.11	$0.15	$0.47	$(1.17)
Income (loss) from discontinued operations	(2.90)	0.02	(0.25)	0.92	(1.99)

Net Income (loss)	$(3.35)	$0.13	$(0.10)	$1.39	$(3.16)

Other Data:
Net cash provided by (used in):
Operating activities	$118.1	$123.7	$106.4	$190.6	$133.4
Investing activities	(60.0)	(144.6)	(31.0)	(27.9)	(302.4)
Financing activities	(38.7)	28.1	(104.0)	(157.2)	72.5
Capital expenditures	(75.2)	(58.6)	(27.7)	(58.6)	(190.5)
Balance Sheet Data:
Cash and cash equivalents	$94.5	$75.2	$68.1	$96.7	$91.8
Total assets	1,575.0	1,733.9	1,674.8	1,782.7	1,974.2
Long-term debt, including current portion	1,154.4	1,192.6	1,200.9	1,301.1	1,507.3
Stockholders' equity	183.6	309.0	240.2	228.4	188.0
Operating Data:
Number of slot machines	13,784	14,947	14,579	15,373	15,393
Number of table games	336	375	368	369	387
Number of hotel rooms	3,079	3,078	3,079	3,104	3,107
Number of parking spaces	21,944	21,782	20,696	22,290	21,229

(1)
Our fiscal year ended April 30, 2012 includes 53 weeks while other fiscal years presented include 52 weeks. The results reflect Biloxi, Lucaya, Blue Chip and Coventry as discontinued operations. We opened new casino operations in Pompano, Florida and Waterloo, Iowa in April 2007 and June 2007, respectively. We acquired our casino operations in Caruthersville, Missouri in June 2007. We acquired our current casino operations in Vicksburg, Mississippi in June 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Annual Report on Form 10-K.

  Executive Overview

        We are a leading developer, owner and operator of branded gaming facilities and related dining, lodging and entertainment facilities in regional markets in the United States. We have sought and established geographic diversity to limit the risks caused by weather, regional economic difficulties, gaming tax rates and regulations of local gaming authorities. We currently operate casinos in Mississippi, Louisiana, Missouri, Iowa, Colorado and Florida. We also operate a harness racing track at our casino in Florida.

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

        Items Impacting Income (Loss) from Continuing Operations—Significant items impacting our income (loss) from continuing operations during the fiscal years ended April 29, 2012, April 24, 2011 and April 25, 2010 are as follows:

          53rd week in Fiscal 2012— Our fiscal year ends on the last Sunday in April. This fiscal year convention creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. The fiscal year ending April 29, 2012 was a 53-week year with the extra week in the fourth fiscal quarter. The fiscal years ending April 24, 2011 and April 25, 2010 were 52-week years.

          Flooding and Insurance Recoveries— Our fiscal 2012 operating results were impacted by flooding along the Mississippi River, which resulted in five of our properties being closed for differing periods of time.

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

          Related to the flooding, we filed and settled flood insurance claims resulting in the recognition of $9.6 million business interruption recoveries in our statement of operations in fiscal 2012

          Valuation Allowances and Expense Recoveries— As a result of our annual impairment tests of goodwill and long-lived intangible assets under we recorded an impairment charge of $14.4 million related to goodwill at our Lula property in fiscal 2012.

          In connection with the sale of Grand Palais Riverboat, Inc., including its gaming license, a riverboat gaming vessel and certain other equipment, we recorded a valuation charge of $16.1 million to reduce the carrying value of the net assets sold to the net proceeds realized upon sale during fiscal 2012.

          During fiscal 2010, we recorded a reduction in other expense of $6.8 million representing the discounted value of a receivable for reimbursement of development costs expensed in prior periods relating to a terminated plan to develop a casino in Pittsburgh, Pennsylvania. This receivable was recorded following our assessment of collectability.

          Income Tax Provision(Benefit)— During fiscal 2012, as a result of evaluating the expected net realizable value of our deferred tax assets, including our net operating loss carry forwards, we recorded a valuation allowance of approximately $8.7 million related to our income from continuing operations. Our fiscal 2012 tax provision of $15.1 million includes the $8.7 related to the valuation charge as well as the impact of permanent items and other items.

          Florida Gaming Law Changes— Effective July 1, 2010, the state portion of gaming taxes applicable to our Pompano property was reduced from 50% to 35% of gaming revenues. Additionally, this legislation removed poker betting limits and allowed us to expand our poker hours from 12 hours per day to 18 hours per day Monday through Thursday and 24 hours per day on Friday through Sunday. Our casino revenues and gaming taxes reflect the favorable impact of these changes in state gaming laws in fiscal years 2011 and 2012.

          Increased Competition— From time to time, new or expanded facilities by our competitors impact our results. For example, competition from a new casino in Kansas opened during February 2012 negatively impacted our Kansas City casino and expansion by a Native American casino in February 2012 negatively impacted our Pompano casino.

        Items Impacting Current and Future Operations—During the fiscal years ended April 29, 2012, April 24, 2011 and April 25, 2010, we have entered into agreements or completed transactions as follows:

  Discontinued Operations

          Agreement to Sell Biloxi— During March 2012, we entered into a definitive purchase agreement to sell our subsidiary, which owns and operates our casino and hotel operations in Biloxi for $45 million subject to regulatory approval and other customary closing conditions. In fiscal 2012, our loss from discontinued operations includes a noncash valuation charge of $112.5 million to reduce the carrying value of Biloxi's net assets held for sale to the expected net realizable value. We expect this transaction to close during fiscal 2013.

          Sale of Blue Chip Casinos— During fiscal 2010, we completed the sale of our Blue Chip casino properties, located in England under a plan of administration and have no continuing involvement in its operation. During fiscal 2011 we recognized a gain of $2.7 million, including tax benefits of $1.2 million, upon completion of the administration process. We also recognized in fiscal 2011 a tax benefit of $0.8 million in discontinued operations representing the resolution of previously unrecognized tax positions following the completion of certain federal tax reviews.

  Acquisition

          Acquisition of Rainbow Casino— We acquired Rainbow Casino-Vicksburg Partnership, L.P. ("Rainbow") located in Vicksburg, Mississippi on June 8, 2010 acquiring 100% of the partnership interests for $76.2 million and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010. The acquisition was funded by borrowings from our senior secured credit facility.

  Development Activities

          Cape Girardeau— We continue construction of a new casino located in Cape Girardeau. Under our development agreement with the City of Cape Girardeau, our planned casino is expected to include 1,000 slot machines, 28 table games, three restaurants, a lounge and terrace overlooking the Mississippi River and a 750-seat event center. We currently estimate the cost of the project at approximately $135 million with $49.9 million spent through April 29, 2012. Subject to regulatory approval, we anticipate opening by November 1, 2012. During fiscal 2012, we incurred $0.6 million in preopening costs and expect to incur additional preopening costs of approximately $5.5 million during fiscal 2013.

          Nemacolin— On April 14, 2011, our proposed casino in Nemacolin, Pennsylvania was selected by the Pennsylvania Gaming Control Board to receive the final resort gaming license in Pennsylvania. We have entered into a development and management agreement with Nemacolin Woodlands Resort to build and operate a casino which is expected to include approximately 600 slot machines and 28 table games. We currently estimate the project cost at approximately $50 million. The award of the Pennsylvania license to Nemacolin has been appealed to the Pennsylvania Supreme Court by one of the other applicants. Subject to a successful ruling in the appeal, we expect to complete construction of the facility within approximately nine months after commencing construction. The timing of additional significant expenditures is dependent upon resolution of the items discussed above.

  Capital Transactions

          Equity Offering— During January 2011, we completed the sale of 5.3 million shares of common stock generating net proceeds of $51.2 million. Proceeds from our equity offering have been used to repay long-term debt.

          Senior Notes— On March 7, 2011, we issued $300 million of 7.75% senior notes due 2019. Proceeds from this debt issuance were used to repay borrowings under our senior secured credit facility.

          Senior Secured Credit Facility— On March 25, 2011, we amended our senior secured credit facility. Following this amendment, our credit facility totals $800 million, consisting of a $300 million revolving line of credit and a $500 million term loan. The credit facility matures on November 1, 2013, or if the 7% senior subordinated notes are refinanced on or prior to that date, the revolving line of credit matures on March 25, 2016 and the term loan matures on March 25, 2017.

          These equity and debt transactions have resulted in a reduction in our total debt, extension of our maturities and provide borrowing capacity to fund current and future capital expenditures for both our existing properties and for our development projects.

  Results of Operations

        Our results of continuing operations for the fiscal years ended April 29, 2012, April 24, 2011 and April 25, 2010 reflect the consolidated operations of all of our subsidiaries. Our Biloxi and Blue Chip entities are presented as discontinued operations. Our results been reclassified to reflect the classification of Biloxi as a discontinued operations during the fourth quarter of fiscal 2012, as well as to conform our financial presentation to our current year financial statement format.

ISLE OF CAPRI CASINOS, INC.

	Net Revenues Fiscal Year Ended			Operating Income (Loss) Fiscal Year Ended
(in thousands)	April 29, 2012	April 24, 2011	April 25, 2010	April 29, 2012	April 24, 2011	April 25, 2010
Mississippi
Natchez	$28,643	$30,787	$32,826	$6,478	$7,591	$8,868
Lula	61,525	67,340	68,147	9,671	12,471	10,692
Vicksburg(1)	32,695	27,935	—	4,145	4,188	—

Mississippi Total	122,863	126,062	100,973	20,294	24,250	19,560
Louisiana
Lakes Charles	138,634	131,214	139,423	11,671	13,638	13,317
Missouri
Kansas City	80,703	77,710	76,815	13,902	14,619	13,717
Boonville	81,796	78,776	77,759	26,018	22,670	21,125
Caruthersville	35,039	33,696	32,685	4,497	3,909	3,853

Missouri Total	197,538	190,182	187,259	44,417	41,198	38,695
Iowa
Bettendorf	79,156	79,003	79,527	12,793	13,386	12,624
Davenport	44,426	43,651	48,075	8,261	8,171	10,494
Marquette	28,036	27,397	27,176	4,169	3,780	1,330
Waterloo	86,484	83,197	81,261	20,399	17,953	11,614

Iowa Total	238,102	233,248	236,039	45,622	43,290	36,062
Colorado
Black Hawk	124,051	115,482	126,140	17,468	10,993	14,891
Florida
Pompano	154,740	138,704	135,998	17,393	12,030	(6,951)
Valuation charges and expense recoveries(2)	—	—	—	(30,549)	—	6,762
Corporate and other	1,443	1,769	1,403	(41,933)	(43,468)	(49,975)

From continuing operations	$977,371	$936,661	$927,235	$84,383	$101,931	$72,361

Note:    This table excludes our Biloxi and Blue Chip operations which have been classified as discontinued operations.

(1)
Reflects results since the June 2010 acquisition effective date.

(2)
Valuation charges and expense recoveries include valuation charges, expense recoveries and other charges. See Executive Overview—Valuation charges and expense recoveries for a detailed discussion of such items.

  Fiscal 2012 Compared to Fiscal 2011

  Revenues

        Revenues and operating expenses for the fiscal years 2012 and 2011 are as follows:

	Fiscal Year Ended
(in thousands)	April 29, 2012	April 24, 2011	Variance	Percentage Variance
Revenues:
Casino	$1,006,523	$968,423	$38,100	3.9%
Rooms	32,438	32,144	294	0.9%
Food, beverage, pari-mutuel and other	128,560	121,955	6,605	5.4%
Insurance recoveries	9,637	—	9,637	N/M

Gross revenues	1,177,158	1,122,522	54,636	4.9%
Less promotional allowances	(199,787)	(185,861)	(13,926)	(7.5)%

Net revenues	977,371	936,661	40,710	4.3%
Operating expenses:
Casino	153,743	142,642	11,101	7.8%
Gaming taxes	251,780	242,949	8,831	3.6%
Rooms	7,027	7,290	(263)	(3.6)%
Food, beverage, pari-mutuel and other	41,281	40,559	722	1.8%
Marine and facilities	57,225	55,211	2,014	3.6%
Marketing and administrative	234,470	225,757	8,713	3.9%
Corporate and development	40,248	42,709	(2,461)	(5.8)%
Valuation charges and expense recoveries	30,549	—	30,549	N/M
Preopening	615	—	615	N/M
Depreciation and amortization	76,050	77,613	(1,563)	(2.0)%

Total operating expenses	$892,988	$834,730	58,259	7.0%

        Casino—Casino revenues increased $38.1 million, or 3.9%, in fiscal 2012 compared to fiscal 2011. For fiscal 2012, casino revenues for our properties not closed due to flooding increased $49.1 million, or 6.6%. This included increased casino revenues of $18.7 million at our Pompano property, $10.4 million at our Lake Charles property and $9.5 million at our Black Hawk properties. Our other properties combined for an increase of $10.5 million in casino revenues. The properties closed for part of the fiscal year due to flooding had decreased casino revenues of $11.0 million, or 4.9%.

        Casino operating expenses increased $11.1 million, or 7.8% for fiscal 2012 compared to fiscal 2011. Net increases in casino expenses reflects the cost of increased complimentary rooms and food and beverages provided to our casino customers and, increased salaries and wages due to expanded hours of operation at Pompano and a new poker room at our Black Hawk property.

        Gaming Taxes—State and local gaming taxes increased $8.8 million, or 3.6%, for fiscal 2012 compared to fiscal 2011 consistent with the 3.9% increase in gaming revenues.

        Rooms—Rooms revenue increased $0.3 million, or 0.9%, in fiscal 2012 compared to fiscal 2011. Rooms revenue for our properties not closed due to flooding increased $1.0 million, or 3.4%.

        Food, Beverage, Pari-Mutuel and Other—Food, beverage, pari-mutuel and other revenues increased $6.6 million, or 5.4%, in fiscal 2012 compared to fiscal 2011. Food, beverage and other revenues for fiscal 2012, increased $6.5 million, including increases at our Pompano property of $3.4 million.

        Promotional Allowances—Promotional allowances increased $13.9 million, or 7.5%, in fiscal 2012 compared to fiscal 2011. The increase in promotional allowances is primarily attributable to our 3.9% increase in gaming revenues as we revise to our marketing plans as a result of competitive factors, economic conditions and regulations.

        Marine and Facilities—Marine and facilities expenses increased $2.0 million, or 3.6%, for fiscal 2012 compared to fiscal 2011. The overall increase in marine and facilities reflect increased spending for repairs and maintenance.

        Marketing and Administrative—Marketing and administrative expenses increased $8.7 million, or 3.9%, for fiscal 2012 compared to fiscal 2011. The overall increase corresponds to a 3.9% increase in casino revenues and reflects additional marketing expenditures designed to increase market share and customer visits.

        Corporate and Development—During fiscal 2012, our corporate and development expenses were $40.2 million compared to $42.7 million for fiscal 2011. The decrease is a primarily a result of financing related costs of $4.0 million and acquisition and development costs of $3.8 million in fiscal 2011 offset by increased insurance costs and a $2.0 million accrual related to litigation.

        Preopening—Preopening expenses relate to our casino under construction in Cape Girardeau, Missouri and include payroll, outside services, insurance, utilities, travel and various other expenses related to the new operation. The new casino is expected to open during October 2012, subject to regulatory approval.

        Depreciation and Amortization—Depreciation and amortization expense for fiscal 2012 compared to fiscal 2011 decreased $1.6 million, primarily due to certain assets becoming fully depreciated.

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative expense, income tax (provision) benefit and income from discontinued operations, net of income taxes for the fiscal years 2012 and 2011 are as follows:

	Fiscal Year Ended
(in thousands)	April 29, 2012	April 24, 2011	Variance	Percentage Variance
Interest expense	$(87,905)	$(91,935)	$4,030	(4.4)%
Interest income	819	1,903	(1,084)	(57.0)%
Derivative income (expense)	439	(1,214)	1,653	N/M
Income tax provision	(15,119)	(6,950)	(8,169)	117.5%
Income (loss) from discontinued operations, net of income taxes	(112,370)	805	(113,175)	N/M

        Interest Expense—Interest expense decreased $4.0 million, or 4.4%, in fiscal 2012 compared to fiscal 2011. The decrease is primarily a result of interest rate swaps maturing in fiscal 2011 and fiscal 2012. We capitalized $1.1 million in interest related to construction projects during fiscal 2012.

  Fiscal 2011 Compared to Fiscal 2010

  Revenues

        Revenues for the fiscal years 2011 and 2010 are as follows:

	Fiscal Year Ended
(in thousands)	April 24, 2011	April 25, 2010	Variance	Percentage Variance
Revenues:
Casino	$968,423	$943,234	$25,189	2.7%
Rooms	32,144	33,548	(1,404)	(4.2)%
Food, beverage, pari-mutuel and other	121,955	122,200	(245)	(0.2)%

Gross revenues	1,122,522	1,098,982	23,540	2.1%
Less promotional allowances	(185,862)	(171,747)	(14,115)	(8.2)%

Net revenues	$936,660	$927,235	9,425	1.0%

        Casino Revenues—Casino revenues increased $25.2 million, or 2.7%, in fiscal 2011 compared to fiscal 2010. For fiscal 2011, casino revenues increased $8.9 million at our Pompano property, and included $36.8 million from our Vicksburg casino. These increases were offset by decreased casino revenues at our Black Hawk and Quad Cities properties of $15.2 million reflecting the impact of competition and a decrease at our Lake Charles, Lula and Natchez properties of approximately $11.4 million primarily due to current economic conditions. Our other properties combined for a net increase of $6.1 million in casino revenues.

        Rooms Revenue—Rooms revenue decreased $1.4 million, or 4.2%, in fiscal 2011 compared to fiscal 2010. The majority of this decrease has occurred at our Black Hawk property where we have experienced declines in both room rates and occupancy following the opening of a competitor's new hotel during October 2009.

        Food, Beverage, pari-mutuel and Other Revenues—Food, beverage, pari-mutuel and other revenues decreased $0.2 million, or 0.2%, in fiscal 2011 compared to fiscal 2010. Food, beverage and other revenues for fiscal 2011 included $2.3 million from our recently acquired Vicksburg casino.

        Promotional Allowances—Promotional allowances increased $14.1 million, or 8.2%, in fiscal 2011 compared to fiscal 2010. Promotional allowances for fiscal 2011 included $11.1 million from our Vicksburg casino. At our existing properties, changes in our promotional allowances reflect revisions to our marketing plans as a result of competitive factors, economic conditions and regulations.

  Operating Expenses

        Operating expenses for the fiscal years 2011 and 2010 are as follows:

	Fiscal Year Ended
(in thousands)	April 24, 2011	April 25, 2010	Variance	Percentage Variance
Operating expenses:
Casino	$142,642	$137,305	$5,337	3.9%
Gaming taxes	242,949	254,718	(11,769)	(4.6)%
Rooms	7,290	7,960	(670)	(8.4)%
Food, beverage, pari-mutuel and other	40,559	40,088	471	1.2%
Marine and facilities	55,211	55,559	(348)	(0.6)%
Marketing and administrative	225,757	223,778	1,979	0.9%
Corporate and development	42,709	46,750	(4,041)	(8.6)%
Valuation charges and expense recoveries	—	(6,762)	6,762	N/M
Depreciation and amortization	77,613	95,478	(17,865)	(18.7)%

Total operating expenses	$834,730	$854,874	(20,144)	(2.4)%

        Casino—Casino operating expenses increased $5.3 million, or 3.9% for fiscal 2011 compared to fiscal 2010. Excluding casino costs of $4.8 million incurred by our Vicksburg casino, our casino costs would have increased $0.5 million. This net change in casino operating expenses reflects a slight increase in casino expenses at our Pompano property following the expansion of gaming hours effective July 1, 2010 offset by net cost reductions in casino expense at most of our properties.

        Gaming Taxes—State and local gaming taxes decreased $11.8 million, or 4.6% for fiscal 2011 compared to fiscal 2010. Reductions in gaming taxes for fiscal 2011 reflect the decrease in state gaming taxes at our Pompano facility from 50% to 35% effective July 1, 2010 and changes in the mix of our gaming revenues derived from states with different gaming tax rates. Gaming taxes for fiscal 2011 included $3.2 million from our Vicksburg casino.

        Rooms—Rooms expenses decreased by $0.7 million or 8.4% in fiscal 2011 compared to fiscal 2010. This decrease in rooms expense is reflective of a 4.2% reduction in our hotel revenues for fiscal 2011, respectively, as compared to fiscal 2010.

        Food, Beverage, Pari-mutuel and Other—Food, beverage, pari-mutuel and other expenses increased by $0.5 million, or 1.2%, in fiscal 2011 compared to fiscal 2010. Excluding food beverage and other costs of $1.1 million incurred by our Vicksburg casino, our food, beverage and other expenses would have decreased $0.6 million.

        Marine and Facilities—Marine and facilities expenses decreased $0.3 million, or 0.6% for fiscal 2011 compared to fiscal 2010. Excluding marine and facility costs of $1.4 million incurred by our acquired Vicksburg casino, our marine and facility costs would have decreased $1.1 million. This decrease includes reductions in facility costs across most properties as we continue to focus on cost reductions efforts.

        Marketing and Administrative—Marketing and administrative expenses increased $2.0 million, or 0.9% for fiscal 2011 compared to fiscal 2010. Excluding marketing and administrative costs of $8.6 million incurred by our Vicksburg casino, our marketing and administrative costs would have decreased $6.6 million. These decreases reflect reductions in our operating cost to align such expenditures with changes in visitation and spend per visit by our customers.

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

        Depreciation and Amortization—Depreciation and amortization expense for fiscal 2011 compared to fiscal 2010 decreased $17.9 million, primarily due to certain assets becoming fully depreciated offset by depreciation at Vicksburg of $4.6 million.

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative expense, income tax (provision) benefit and income from discontinued operations, net of income taxes for the fiscal years 2011 and 2010 are as follows:

	Fiscal Year Ended
(in thousands)	April 24, 2011	April 25, 2010	Variance	Percentage Variance
Interest expense	$(91,935)	$(75,434)	$(16,501)	21.9%
Interest income	1,903	1,814	89	4.9%
Derivative expense	(1,214)	(370)	(844)	N/M
Income tax (provision) benefit	(6,950)	6,909	(13,859)	N/M
Income (loss) from discontinued operations, net of income taxes	805	(8,253)	9,058	N/M

        Interest Expense—Interest expense increased $16.5 million, or 21.9%, in fiscal 2012 compared to fiscal 2011 primarily due increased interest rates on borrowings under our senior secured credit facility following our amendment of this facility during the fourth quarter of fiscal 2010 and higher outstanding borrowings following our acquisition of Vicksburg casino during June 2010. Fiscal 2012 interest expense includes a $3.2 million write-off of deferred financing costs as a result of the amendment of our senior secured credit facility during the fourth quarter and an $8.5 million decrease in interest associated with our interest rate swaps as certain of our swaps have matured.

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

  Liquidity and Capital Resources

        Cash Flows from Operating Activities—During fiscal 2012, we generated $118.1 million in cash flows from operating activities compared to generating $123.7 million during fiscal 2011 due primarily to a net use of working capital of $3.7 million.

        Cash Flows used in Investing Activities—During fiscal 2012 we used $60.0 million for investing activities compared to using $144.6 million during fiscal 2011. Significant investing activities during fiscal 2012 included capital expenditures of $75.2 million, including $34.9 million relating to Cape Girardeau and net proceeds from the sale of Grand Palais Riverboat, Inc. of $14.8 million. Significant investing activities during fiscal 2011 included the purchase of the Rainbow Casino in Vicksburg, Mississippi for $76.2 million, capital expenditures of $58.6 million, including $13.3 million relating to

Cape Girardeau and Nemacolin, and increases in restricted cash and investments at our captive insurance company by $9.5 million to fund insurance reserves in lieu of providing letters of credit.

        Cash Flows used by Financing Activities—During fiscal 2012 our net cash flows used in financing activities were $38.7 million primarily comprised of net reductions in our Senior Secured Credit Facility of $38.4 million.

        During fiscal 2011 our net cash flows provided by financing activities were $28.1 million primarily comprised of:

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

        Availability of Cash and Additional Capital—At April 29, 2012, we had cash and cash equivalents of $94.5 million and marketable securities of $24.9 million. As of April 29, 2012, we had no outstanding borrowings under our revolving credit and $495.0 million in term loans outstanding under our senior secured credit facility. Our net line of credit availability at April 29, 2012 was approximately $258 million as limited by our senior secured leverage covenant.

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

        Construction is proceeding ahead of schedule for our Isle Casino Cape Girardeau development. We anticipate opening by November 1, 2012, subject to regulatory approvals. We currently estimate the cost of the project at approximately $135 million and have incurred capital expenditures, including capitalized interest, of $50 million through April 29, 2012. In fiscal 2013, we plan to invest approximately $85 million in project capital in our Cape Girardeau development project, barring any delays related to licensing and permitting, contractor negotiations, weather or other items.

        Our proposed casino in Nemacolin, Pennsylvania was selected by the Pennsylvania Gaming Control Board to receive the final resort gaming license in Pennsylvania in April 2011. This award has been appealed to the Pennsylvania Supreme Court by another applicant. We have a development and management agreement with Nemacolin Woodlands resort to build and operate a casino with 600 slot machines and 28 table games. Subject to a successful ruling in the appeal and the receipt of all regulatory and other approvals, we expect to complete construction of the facility within approximately nine months after commencing construction. We currently estimate the cost of the project at approximately $50 million. To date, we have incurred capital expenditures, including capitalized interest, of $1.0 million. The timing of additional significant expenditures is dependent upon resolution of the appeal.

        Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive.

        We have identified several capital projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties, and further Lady Luck conversions. In the fourth quarter of fiscal 2012, we commenced improvements to the hotel at our Lake Charles property and began rebranding our Vicksburg property to a Lady Luck. Additionally we expect to make several other improvements to our properties including additional Farmers Pick buffets and other food and beverage outlets as well as ongoing maintenance capital. We expect to incur capital expenditures of approximately $55 million to $65 million in fiscal 2013 related to these items. The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

        Typically, we have funded our daily operations through net cash provided by operating activities and our significant capital expenditures through operating cash flow and debt financing. While we believe that cash on hand, cash flow from operations, and available borrowings under our Credit Facility will be sufficient to support our working capital needs, planned capital expenditures and debt service requirements for the foreseeable future, there is no assurance that these sources will in fact provide adequate funding for our planned and necessary expenditures or that the level of our capital investments will be sufficient to allow us to remain competitive in our existing markets.

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

        Goodwill and Other Intangible Assets—At April 29, 2012, we had goodwill and other intangible assets of $387.5 million, representing 24.6% of total assets. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, if necessary, we perform an annual impairment test for goodwill and indefinite-lived intangible assets in the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to carrying value.

        We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition and by a market approach based upon valuation multiples for similar companies. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties. We engage an independent third party valuation firm to assist management in our annual impairment testing.

        Based upon our fiscal 2012 annual impairment testing, we noted reporting units with goodwill and/or other long-lived intangibles had fair values which exceeded their carrying values by at least 10%, except for our Lula and Black Hawk reporting units. In conjunction with this impairment testing, we recorded an impairment charge related to goodwill at our Lula property of $14.4 million, resulting in a remaining goodwill balance of $80.6 million. Black Hawk's goodwill and indefinite-lived assets as of April 29, 2012 were $37.7 million, which fair value exceeded its carrying value by 9%.

        Property and Equipment—At April 29, 2012, we had property and equipment, net of accumulated depreciation of $950 million, representing 60.3% of our total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property or equipment nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

        Impairment of Long-lived Assets—We evaluate long-lived assets for impairment in accordance with the guidance in the Impairment or Disposal of Long Lived Assets subsection of ASC Topic 360, Property, Plant and Equipment (ASC Topic 360"). For a long-lived asset to be held and used, we review the asset for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In assessing the recoverability of the carrying value of such property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values. If these estimates or the related assumptions are not achieved or change in the future, we may be required to record an impairment loss for these assets. In evaluating impairment of long-lived assets for newly opened operations, estimates of future cash flows and residual values may require some period of actual results to provide the basis for an opinion of future cash flows and residual values used in the determination of an impairment loss for these assets. For assets held for disposal, we recognize the asset at the lower of carrying value or fair market value, less cost of disposal based upon appraisals, discounted cash flows or other methods as appropriate. An impairment loss would be recognized as a non-cash component of operating income. During fiscal 2012, following our agreement to sell our Biloxi property, we recognized an impairment loss of $112.6 million in discontinued operations related to the assets held for sale. We also recognized during fiscal 2012 an impairment charge of $16.1 million related to the sale of certain long-lived assets at our Lake Charles property.

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

        Income Tax Assets and Liabilities—We account for income taxes in accordance with the guidance in ASC Topic 740, Income Taxes ("ASC Topic 740"). We are subject to income taxes in the United States and in several states in which we operate. We recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. Deferred tax assets recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable. At April 29, 2012 we have reduced our deferred tax assets by a valuation allowance of $54.2 million.

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

        Stock Based Compensation—We apply the guidance of ASC Topic 718, Compensation—Stock Compensation ("ASC Topic 718") in accounting for stock compensation. Generally, we are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The estimate of the fair value of the stock options is calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility of our stock price, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. Subsequent to our fiscal year ended April 29, 2012, we granted restricted stock units ("RSUs") containing market performance conditions which will determine the amount of shares to vest, if any. The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates. Stock based compensation expense is included in the expense category corresponding to the employees' regular compensation in the accompanying consolidated statements of operations.

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

  Contractual Obligations and Commercial Commitments

        The following table provides information as of the end of fiscal 2012, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$1,156.4	$5.4	$848.1	$0.3	$302.6
Estimated interest payments on long-term debt(1)	251.7	72.8	82.3	47.5	49.1
Operating Leases	470.2	18.6	33.9	33.3	384.4
Long-Term Obligations(2)	14.6	7.8	6.1	0.6	0.1
Construction Contractual Obligations(3)	85.0	85.0	—	—	—
Other Long-Term Obligations	21.5	1.1	2.9	3.5	14.0
Total Contractual Cash Obligations	$1,999.4	$190.7	$973.3	$85.2	$750.2

(1)
Estimated interest payment on long-term debt are based on principal amounts outstanding at our fiscal year end and forecasted LIBOR rates for our senior secured credit facility.

(2)
Long-term obligations include future purchase commitments.

(3)
Construction contractual obligations represent the estimated remaining capital expenditures on the construction of our new casino in Cape Girardeau, Missouri.

Recently Issued Accounting Standards

        Recently Issued Accounting Standards—In September 2011, the Financial Accounting Standards Board, ("FASB") issued Update No. 2011-08, "Testing Goodwill for Impairment," which amends ASC 350 "Intangibles—Goodwill and Other." This update permits entities to make a qualitative assessment of whether a reporting unit's fair value is, more likely than not, less than its carrying amount. If an entity concludes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the entity is not required to perform the two-step impairment test for that reporting unit. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. During fiscal 2012, we adopted this standard, which did not materially impact our consolidated financial statements.

        In June 2011, the FASB issued Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which allows for the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. While the adoption will impact where we disclose the components of other comprehensive income in our consolidated financial statements, we do not expect the adoption to have a material impact on those consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facility.

  Senior Secured Credit Facility

        During fiscal 2012, we maintained interest rate swap agreements and interest rate cap arrangements with an aggregate notional value of $50 million and $100 million as of April 29, 2012, respectively. The swap agreement effectively converts portions of the senior secured credit facility variable debt to a fixed-rate basis until the swap agreement terminates, which occurs in fiscal 2014.

        The following table provides information at April 29, 2012 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

 Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

Fiscal year (dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value 4/29/2012
Liabilities
Long-term debt, including current portion
Fixed rate	$0.2	$357.5	$0.2	$0.2	$0.1	$302.6	$660.8	$670.5
Average interest rate	7.38%	7.08%	7.84%	7.85%	7.85%	7.76%
Variable rate	$5.2	$490.2	$0.2	$—	$—	$—	$495.6	$499.3
Average interest rate(1)	4.80%	4.80%	9.97%	0.00%	0.00%	0.00%
Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable	$—	$50.0	$—	$—	$—	$—	$50.0
Average pay rate	4.00%	4.00%	0.00%	0.00%	0.00%	0.00%
Average receive rate	0.49%	0.60%	0.00%	0.00%	0.00%	0.00%

(1)
Represents the annual average LIBOR from the forward yield curve at April 29, 2012 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

        As of April, 29, 2012, our senior secured credit facility contained variable rate debt based on LIBOR with a floor of 1.25%, which is above the current market LIBOR rates we receive under our interest rate swap agreement. In addition, we have purchased interest rate caps at 3% for a notional amount of $100 million to further hedge our interest rate exposure. The following table depicts the estimated impact on our annual interest expense for the relative changes in interest rate based upon current debt levels:

Increase to variable rate	Increase/(decrease) (in millions)
1%	$(0.5)
2%	1.3
3%	5.3
4%	8.8
5%	12.2

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isle of Capri Casinos, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 29, 2012, and April 24, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended April 29, 2012, April 24, 2011, and April 25, 2010, of Isle of Capri Casinos, Inc. and our report dated June 14, 2012, expressed an unqualified opinion thereon.

Ernst & Young LLP

St. Louis, Missouri
June 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. (the Company) as of April 29, 2012, and April 24, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended April 29, 2012, April 24, 2011 and April 25, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 29, 2012 and April 24, 2011, and the consolidated results of its operations and its cash flows for the years ended April 29, 2012, April 24, 2011 and April 25, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 14, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
June 14, 2012

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 29, 2012	April 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$94,461	$75,178
Marketable securities	24,943	22,173
Accounts receivable, net of allowance for doubtful accounts of $2,502 and $1,010, respectively	6,941	9,367
Insurance receivable	7,497	234
Income taxes receivable	2,161	3,866
Deferred income taxes	627	12,097
Prepaid expenses and other assets	18,950	25,444
Assets held for sale	46,703	—

Total current assets	202,283	148,359
Property and equipment, net	950,014	1,113,549
Other assets:
Goodwill	330,903	345,303
Other intangible assets, net	56,586	82,207
Deferred financing costs, net	13,205	18,911
Restricted cash and investments	12,551	12,810
Prepaid deposits and other	9,428	12,749

Total assets	$1,574,970	$1,733,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,393	$5,373
Accounts payable	23,536	26,013
Accrued liabilities:
Payroll and related	38,566	44,187
Property and other taxes	19,522	19,891
Interest	9,296	10,802
Progressive jackpots and slot club awards	14,892	15,280
Liabilities related to assets held for sale	4,362	—
Other	40,549	32,332

Total current liabilities	156,116	153,878
Long-term debt, less current maturities	1,149,038	1,187,221
Deferred income taxes	36,057	30,762
Other accrued liabilities	33,583	36,305
Other long-term liabilities	16,556	16,694
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at April 29, 2012, and 42,063,569 at April 24, 2011	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	247,855	254,013
Retained earnings (deficit)	(26,658)	103,095
Accumulated other comprehensive income (loss)	(855)	(2,235)

	220,763	355,294
Treasury stock, 3,083,867 shares at April 29, 2012 and 3,841,283 shares at April 24, 2011	(37,143)	(46,266)

Total stockholders' equity	183,620	309,028

Total liabilities and stockholders' equity	$1,574,970	$1,733,888

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	April 29, 2012	April 24, 2011	April 25, 2010
Revenues:
Casino	$1,006,523	$968,423	$943,234
Rooms	32,438	32,144	33,548
Food, beverage, pari-mutuel and other	128,560	121,955	122,200
Insurance recoveries	9,637	—	—

Gross revenues	1,177,158	1,122,522	1,098,982
Less promotional allowances	(199,787)	(185,861)	(171,747)

Net revenues	977,371	936,661	927,235
Operating expenses:
Casino	153,743	142,642	137,305
Gaming taxes	251,780	242,949	254,718
Rooms	7,027	7,290	7,960
Food, beverage, pari-mutuel and other	41,281	40,559	40,088
Marine and facilities	57,225	55,211	55,559
Marketing and administrative	234,470	225,757	223,778
Corporate and development	40,248	42,709	46,750
Valuation charges and expense recoveries	30,549	—	(6,762)
Preopening expense	615	—	—
Depreciation and amortization	76,050	77,613	95,478

Total operating expenses	892,988	834,730	854,874

Operating income	84,383	101,931	72,361
Interest expense	(87,905)	(91,935)	(75,434)
Interest income	819	1,903	1,814
Derivative income (expense)	439	(1,214)	(370)

Income (loss) from continuing operations before income taxes	(2,264)	10,685	(1,629)
Income tax (provision) benefit	(15,119)	(6,950)	6,609

Income (loss) from continuing operations	(17,383)	3,735	4,980
Income (loss) from discontinued operations, including loss on sale, net of income tax benefit of $2,026, $5,328 and $2,330 for the fiscal years ended 2012, 2011 and 2010, respectively	(112,370)	805	(8,253)

Net income (loss) attributable to common stockholders	$(129,753)	$4,540	$(3,273)

Earnings (loss) per common share attributable to common stockholders—basic:
Income (loss) from continuing operations	$(0.45)	$0.11	$0.15
Income (loss) from discontinued operations including gain on sale, net of income taxes	(2.90)	0.02	(0.25)

Net income (loss) attributable common stockholders	$(3.35)	$0.13	$(0.10)

Earnings (loss) per common share attributable to common stockholders—diluted
Income (loss) from continuing operations	$(0.45)	$0.11	$0.15
Income (loss) from discontinued operations including gain on sale, net of income taxes	(2.90)	0.02	(0.25)

Net income (loss) attributable common stockholders	$(3.35)	$0.13	$(0.10)

Weighted average basic shares	38,753,098	34,066,159	32,245,769
Weighted average diluted shares	38,753,098	34,174,717	32,362,280

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, April 26, 2009	36,111,089	$361	$193,827	$101,828	$(15,191)	$(52,399)	$228,426
Net loss	—	—	—	(3,273)	—	—	(3,273)
Unrealized gain on interest rate swap contracts net of income tax provision of $2,683	—	—	—	—	4,456	—	4,456
Deferred hedge adjustment net of income tax provision of $1,463	—	—	—	—	2,449	—	2,449
Foreign currency translation adjustments	—	—	—	—	226	—	226

Comprehensive income							3,858
Exercise of stock options	21,602	—	204	—	—	—	204
Issuance of deferred bonus shares	—	—	(292)	—	—	292	—
Other	664	—	103	—	—	—	103
Issuance of restricted stock, net of forfeitures	638,375	6	(6)	—	—	—	—
Stock compensation expense	—	—	7,628	—	—	—	7,628

Balance, April 25, 2010	36,771,730	367	201,464	98,555	(8,060)	(52,107)	240,219
Net income	—	—	—	4,540	—	—	4,540
Deferred hedge adjustment net of income tax provision of $3,408	—	—	—	—	5,724	—	5,724
Unrealized loss on interest rate cap contracts net of income tax benefit of $19	—	—	—	—	(32)	—	(32)
Foreign currency translation adjustments	—	—	—	—	133	—	133

Comprehensive income							10,365
Common stock offering	5,300,000	53	51,174	—	—	—	51,227
Exercise of stock options	1,500	—	(2)	—	—	25	23
Issuance of deferred bonus shares	11,641	1		—	—	—	1
Forfeitures and other	(21,302)	—	(402)	—	—	—	(402)
Issuance of restricted stock	—	—	(5,816)	—	—	5,816	—
Stock compensation expense	—	—	7,595	—	—	—	7,595

Balance, April 24, 2011	42,063,569	421	254,013	103,095	(2,235)	(46,266)	309,028
Net loss	—	—	—	(129,753)	—	—	(129,753)
Deferred hedge adjustment net of income tax provision of $789	—	—	—	—	1,312	—	1,312
Unrealized gain on interest rate cap contracts net of income tax provision of $41	—	—	—	—	68	—	68

Comprehensive loss							(128,373)
Exercise of stock options	2,000	—	13	—	—	—	13
Issuance of restricted stock	579	—	(9,123)	—	—	9,123	—
Reduction of tax benefit from vested and exercised stock based compensation	—	—	(4,758)	—	—	—	(4,758)
Stock compensation expense	—	—	7,710	—	—	—	7,710

Balance, April 29, 2012	42,066,148	$421	$247,855	$(26,658)	$(855)	$(37,143)	$183,620

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 29, 2012	April 24, 2011	April 25, 2010
Operating activities:
Net income (loss)	$(129,753)	$4,540	$(3,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,526	89,040	109,504
Amortization and write-off of deferred financing costs	6,072	6,266	2,834
Amortization of debt discount	211	23	—
Valuation charges and expense recoveries	143,113	—	(6,762)
Deferred income taxes	11,176	2,508	(455)
Stock compensation expense	7,710	7,595	7,633
Deferred compensation expense	—	—	103
(Gain) loss on derivative instruments	(439)	1,214	370
Loss (gain) on disposal of assets	95	(296)	722
Changes in operating assets and liabilities:
(Purchases) sales of trading securities	(2,769)	753	(5,378)
Accounts receivable	2,012	(460)	3,274
Income taxes receivable	1,705	4,243	(365)
Insurance receivable	(7,263)	(234)	2,204
Prepaid expenses and other assets	8,468	7,426	4,546
Accounts payable and accrued liabilities	(5,805)	1,066	(8,575)

Net cash provided by operating activities	118,059	123,684	106,382

Investing activities:
Purchase of property and equipment	(75,177)	(58,600)	(27,690)
Proceeds from divestitures	14,784	—	653
Payments towards gaming license	—	—	(4,000)
Net cash paid for acquisitions	—	(76,167)	—
Restricted cash and investments	344	(9,870)	47

Net cash used in investing activities	(60,049)	(144,637)	(30,990)

Financing activities:
Principal repayments on long-term debt	(5,374)	(317,609)	(8,730)
Net borrowings (repayments) on line of credit	(33,000)	11,500	(91,558)
Proceeds from long-term debt borrowings	—	297,792	—
Payment of deferred financing costs	(366)	(14,823)	(3,874)
Proceeds from issuance of common stock and exercise of stock options	13	51,250	204

Net cash (used in) provided by financing activities	(38,727)	28,110	(103,958)

Effect of foreign currency exchange rates on cash	—	(48)	(19)

Net increase (decrease) in cash and cash equivalents	19,283	7,109	(28,585)
Cash and cash equivalents at beginning of year	75,178	68,069	96,654

Cash and cash equivalents at end of year	$94,461	$75,178	$68,069

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts)

1. Organization

        Organization—Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as "Company," refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate fourteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi, Natchez and Vicksburg, Mississippi; Kansas City, Boonville and Caruthersville, Missouri; Bettendorf, Davenport, Marquette and Waterloo, Iowa; and Pompano Beach, Florida. We are currently constructing a new gaming facility in Cape Girardeau, Missouri, which we expect to open by November 1, 2012, subject to regulatory approval.

2. Summary of Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. We view each property as an operating segment and all operating segments have been aggregated into one reporting segment.

        Discontinued operations includes our; Biloxi, Mississippi property; our former casinos; in Dudley and Wolverhampton, England sold in November 2009; and in Freeport; Grand Bahamas exited in November 2009. Assets and liabilities related to our Biloxi operations expected to be sold during fiscal year 2013 are classified as assets held for sale and liabilities related to assets held for sale in our consolidated balance sheet as of April 29, 2012.

        Fiscal Year-End—Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year. Fiscal year 2012 is a 53-week year, which commenced on April 25, 2011, with the fourth quarter having 14 weeks. Fiscal years 2011 and 2010 are 52-week years, which commenced on April 26, 2010 and April 27, 2009, respectively. Fiscal 2013 will be a 52-week year.

        Reclassifications—Certain reclassifications of prior year presentations have been made to conform to the fiscal 2012 presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled $24,778 and $24,230 at April 29, 2012 and April 24, 2011, respectively.

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

        Property and Equipment—Property and equipment are stated at cost or if purchased through a business acquisition, the value determined under purchase accounting. We capitalize the cost of purchased property and equipment and capitalize the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred.

        Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Years
Slot machines, software and computers	3 - 5
Furniture, fixtures and equipment	5 - 10
Leasehold improvements	Lesser of life of lease or estimated useful life
Buildings and improvements	7 - 39.5

        Certain property currently leased in Bettendorf, Iowa is accounted for in accordance with Accounting Standards Codification ("ASC") Topic 840, Leases ("ASC 840").

        We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360, Property, Plant and Equipment ("ASC 360") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair market value of the long-lived assets.

        Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest was $1,105, $125, and $75 for fiscal years 2012, 2011 and 2010, respectively.

        Restricted Cash and Investments—We classify cash and investments which are either statutorily or contractually restricted as to its withdrawal or usage as restricted cash short-term, included in prepaid expenses and other assets, or restricted cash and investments long-term based on the duration of the underlying restriction. Restricted cash primarily includes amounts related to state tax bonds and other gaming bonds, and amounts held in escrow related to leases. Restricted investments relate to trading securities pledged as insurance reserves by our captive insurance company.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost, net of

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

impairments, if any. Other intangible assets include values attributable to acquired gaming licenses, customer lists, and trademarks. ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") requires these assets be reviewed for impairment at least annually or on an interim basis if indicators of impairment exist. We perform our annual impairment test during our fourth quarter. If necessary, goodwill for relevant reporting units is tested for impairment using; 1) a discounted cash flow analysis based on forecasted future results discounted at the weighted average cost of capital and, 2) by using a market approach based upon valuation multiples for similar companies. For intangible assets with indefinite lives not subject to amortization, we review, at least annually, the continued use of an indefinite useful life. If these intangible assets are determined to have a finite useful life, they are amortized over their estimated remaining useful lives.

        Deferred Financing Costs—The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

        Self-Insurance—We are self-funded up to a maximum amount per claim for employee-related health care benefits, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through stop-loss insurance policies. We accrue for workers' compensation and general liabilities on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 1.1% and 2.0% at April 29, 2012 and April 24, 2011, respectively, or a discount of $949 and $1,758, respectively. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. As of April 29, 2012 and April 24, 2011, we have accrued $33,514 and $33,046, respectively, for employee-related health care, workers' compensation and general liability claims. Accruals for employee health care and workers compensation are included in accrued liabilities—payroll and accruals for general liabilities are included in accrued liabilities—other in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover future claims payments.

        Derivative Instruments and Hedging Activities—ASC Topic 815, Derivatives and Hedging ("ASC 815") requires we recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value and disclose certain qualitative and quantitative information. We utilize derivative financial instruments to manage interest rate risk associated with a portion of our variable rate borrowings. Derivative financial instruments are intended to reduce our exposure to interest rate volatility. We account for changes in the fair value of a derivative instrument depending on the intended use of the derivative and if the derivative has been designated as effective or ineffective, which is established at the inception of a derivative. ASC 815 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings, and ineffective hedges are recognized as other income or loss below operating income. Hedge effectiveness is assessed quarterly.

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

        Promotional Allowances—The retail value of rooms, food and beverage and other services furnished to guests without charge or at a discount is included in gross revenues and then deducted as promotional allowances to arrive at net revenues included in the accompanying consolidated statements of operations. We also record the redemption of coupons and points for cash as promotional allowances. The estimated cost of providing such complimentary services from continuing operations are included in casino expense in the accompanying consolidated statements of operations as follows:

	Fiscal Year Ended
	April 29, 2012	April 24, 2011	April 25, 2010
Rooms	$8,603	$8,043	$7,642
Food and beverage	60,252	52,905	50,875
Other	987	991	676

Total cost of complimentary services	$69,842	$61,939	$59,193

        Players Club Awards—We provide patrons with rewards based on the amounts wagered on casino games. A liability has been established based on the estimated value of these outstanding rewards, considering the age of the points and prior redemption history.

        Advertising—Advertising costs are expensed the first time the related advertisement appears. Total advertising costs from continuing operations were $33,207, $32,033, and $28,444 in fiscal years 2012, 2011 and 2010, respectively.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Pre-Opening Costs—We expense pre-opening costs as incurred. Pre-opening costs include payroll, outside services, advertising, insurance, utilities, travel and various other expenses related to new operations prior to opening.

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

        Earnings (Loss) Per Common Share—In accordance with the guidance of ASC 260, Earnings Per Share ("ASC 260"), basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options. Any potentially dilutive securities with an exercise price in excess of the average market price of our common stock during the periods presented are not considered when calculating the dilutive effect of stock options for diluted earnings per share calculations as they would be anti-dilutive.

        Stock Compensation—Our stock based compensation is accounted for in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). Stock compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

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

          Restricted cash and investments— The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets and represent the amounts we would expect to receive if we sold these restricted cash and investments.

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

        Recently Issued Accounting Standards—In September 2011, the Financial Accounting Standards Board, ("FASB") issued Update No. 2011-08, "Testing Goodwill for Impairment," which amends ASC 350 "Intangibles—Goodwill and Other." This update permits entities to make a qualitative assessment of whether a reporting unit's fair value is, more likely than not, less than its carrying amount. If an entity concludes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the entity is not required to perform the two-step impairment test for that reporting unit. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. During fiscal 2012, we adopted this standard, which did not materially impact our consolidated financial statements.

        In June 2011, the FASB issued Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which allows for the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. While the adoption will impact where we disclose the components of other comprehensive income in our consolidated financial statements, we do not expect the adoption to have a material impact on those consolidated financial statements.

3. Discontinued Operations

        Discontinued operations includes our; casino in Biloxi, Mississippi, which is currently classified as held for sale; and our former casinos: Dudley and Wolverhampton, England ("Blue Chip") sold in November 2009 and Freeport, Grand Bahamas exited in November 2009.

        The results of our discontinued operations are summarized as follows:

	Discontinued Operatons Fiscal Year Ended
	April 29, 2012	April 24, 2011	April 25, 2010
Net revenues	$67,454	$68,334	$80,008
Valuation charges	(112,564)	—	—
Pretax (loss) gain on sale of discontinued operations	—	—	(617)
Pretax (loss) income from discontinued operations	(114,396)	(4,523)	(10,583)
Income tax benefit from discontinued operations	2,026	5,328	2,330
Income (loss) from discontinued operations	(112,370)	805	(8,253)

        During fiscal 2012, we entered into a definitive purchase agreement to sell our Biloxi casino operations for $45,000 subject to certain working capital adjustments and regulatory approvals. As a result, we recorded a noncash pretax valuation charge of $112,564 to reduce the carrying value of

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

3. Discontinued Operations (Continued)

Biloxi's net assets held for sale to the expected net realizable value upon completion of the sale transaction. The transaction is expected to close before the end of calendar 2012 and we do not expect to have any continuing involvement following completion of the sale. The income tax benefit of $2,026 recorded in discontinued operations for fiscal 2012 is net of a valuation allowance of $41,029. Included in net revenues from discontinued operations in the table above for fiscal 2012 is an insurance recovery of $995 resulting from settlement of lost profits and business interruption at our Biloxi property related to the oil spill in the Gulf of Mexico during fiscal 2011.

        The assets held for sale and liabilities related to assets held for sale are as follows:

April 29, 2012
Current assets:
Accounts receivable, net	$414
Prepaid expenses and other assets	1,289

Total current assets	1,703
Property and equipment, net	45,000

Total assets	46,703

Current liabilities
Accounts payable	1,626
Other accrued liabilities	2,736

Total current liabilities	4,362

Net assets	$42,341

        During fiscal 2011, we recognized an after-tax gain of $2,658 including certain tax benefits upon completion of the Blue Chip administration process. We also recognized a tax benefit of $794 in discontinued operations representing the resolution of previously unrecognized tax positions related to Blue Chip following the completion of certain federal tax reviews.

        During fiscal 2010, we completed the sale of our Blue Chip casino properties under a plan of administration and have no continuing involvement in their operation. The sale of our Blue Chip assets resulted in a pretax charge of $617 recorded in fiscal 2010.

        Interest income of $5, $13, and $25 for fiscal years 2012, 2011, and 2010, respectively, has been allocated to discontinued operations. No interest expense was allocated to our discontinued operations as no third-party debt is to be assumed by the purchaser.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

4. Flooding

        Flooding along the Mississippi River caused five of our properties to close for portions of fiscal 2012. A summary of the closure dates and subsequent reopening is as follows:

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

        During fiscal 2012 we settled all of our insurance claims with our insurance carrier and recognized $9,637 of revenue, included in insurance recoveries in the consolidated statement of operations, as reimbursement under our business interruption insurance policies. At April 29, 2012, we have an insurance receivable of $7,497.

5. Acquisition

        Acquisition of Rainbow Casino—On June 8, 2010 we completed the acquisition of Rainbow Casino-Vicksburg Partnership, L.P. ("Rainbow") located in Vicksburg, Mississippi. We acquired 100% of the partnership interests and have included the results of Rainbow in our consolidated financial statements subsequent to June 8, 2010. The allocation of the purchase price for these partnership interests was determined based upon estimates of future cash flows and evaluations of the net assets acquired. The transaction was accounted for using the acquisition method in accordance with the accounting guidance under Accounting Standards Codification Topic 805, Business Combinations. As a result, the net assets of Rainbow were recorded at their estimated fair value with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. The acquisition was funded by borrowings from our senior secured credit facility.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

5. Acquisition (Continued)

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

        The useful lives of assets acquired are estimated as follows: customer list—three years; tradename 1.5 years; customer relationships eight years; furniture and equipment one to five years; and other property and equipment fifteen to twenty-five years. Deductible goodwill for tax purposes is approximately $33,000.

        Net revenue and income (loss) from continuing operations for fiscal 2011 related to Rainbow were $27,935 and ($1,724), respectively.

        The pro forma results of operations, as if the acquisition of Rainbow had occurred on the first day of fiscal 2011 and 2010 is as follows:

	Fiscal Year Ended
	April 24, 2011	April 25, 2010
Pro forma
Net revenues	$940,689	$964,381
Income from continuing operations before income taxes	10,981	5,004
Net income from continuing operations	3,820	9,225
Basic earnings per share from continuing operations	0.11	0.29
Diluted earnings per share from continuing operations	0.11	0.29

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Property and Equipment, Net

        Property and equipment, net consists of the following:

	April 29, 2012	April 24, 2011
Property and equipment:
Land and land improvements	$177,524	$202,773
Leasehold improvements	146,095	336,269
Buildings and improvements	632,137	627,907
Riverboats and floating pavilions	123,933	143,418
Furniture, fixtures and equipment	495,469	551,258
Construction in progress	68,000	23,330

Total property and equipment	1,643,158	1,884,955
Less accumulated depreciation and amortization	(693,144)	(771,406)

Property and equipment, net	$950,014	$1,113,549

7. Goodwill and Other Intangible Assets

        A roll forward of goodwill is as follows:

Balance, April 25, 2010	$313,136
Addition from Rainbow acquisition	32,167

Balance, April 24, 2011	345,303
Impairment charge	(14,400)

Balance, April 29, 2012	$330,903

        Goodwill includes accumulated impairment losses of $29,201.

        Other intangible assets consist of the following:

	April 29, 2012			April 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets
Gaming licenses	$44,342	$—	$44,342	$66,126	$—	$66,126
Trademarks	7,149	—	7,149	7,149	—	7,149
Intangible assets—subject to amortization
Customer lists	15,393	(15,393)	—	15,393	(12,655)	2,738
Trade name	544	(544)	—	544	(317)	227
Customer relationships	6,700	(1,605)	5,095	6,700	(733)	5,967

Total	$74,128	$(17,542)	$56,586	$95,912	$(13,705)	$82,207

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

7. Goodwill and Other Intangible Assets (Continued)

        Our indefinite-lived intangible assets consist primarily of gaming licenses and trademarks for which it is reasonably assured that we will continue to renew indefinitely. Our finite-lived assets consist of customer lists amortized over 2 to 4 years, a trade name amortized over 1.5 years, and customer relationships amortized over 8 years. The weighted average remaining life of our other intangible assets subject to amortization is approximately 6.1 years.

        We recorded amortization expense of $3,837, $4,271, and $3,913 for our intangible assets subject to amortization related to our continuing operations for the fiscal years ended 2012, 2011, and 2010, respectively.

        Future amortization expense of our amortizable intangible assets is as follows:

2013	$838
2014	838
2015	838
2016	838
2017	838
Thereafter	905

Total	$5,095

8. Long-Term Debt

        Long-term debt consists of the following:

	April 29, 2012	April 24, 2011
Senior Secured Credit Facility:
Revolving line of credit, expires November 1, 2013, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$—	$33,000
Variable rate term loans, mature November 1, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	495,000	500,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,026	297,815
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	4,130	4,504

	1,154,431	1,192,594
Less current maturities	5,393	5,373

Long-term debt	$1,149,038	$1,187,221

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

8. Long-Term Debt (Continued)

        Senior Secured Credit Facility, as amended and restated—Our Credit Facility as amended and restated ("Credit Facility") consists of a $300,000 revolving line of credit and a $500,000 term loan. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries.

        Our net revolving line of credit availability at April 29, 2012 as limited by our maximum senior secured leverage covenant was approximately $258,000, after consideration of $29,000 in outstanding surety bonds and letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.625% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for fiscal years 2012 and 2011 were 5.46% and 6.25%, respectively.

        The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of April 29, 2012.

        In March 2011, we amended and restated our Credit Facility which (1) extended the maturity of the credit facility to November 1, 2013, or if the 7% Senior Subordinated Notes are refinanced prior to that date, the revolving line of credit matures on March 25, 2016 and term loan matures on March 25, 2017 (2) updated covenants to provide financial flexibility through the term of the loans and (3) set the interest rate to LIBOR plus a margin based on the total leverage ratio. As a result of the amendment and restatement and in accordance with ASC 470-50, "Debt Modifications and Extinguishments," we incurred expenses, included in the statement of operations for the year ended April 24, 2011, of approximately $6,155 related to fees and the write-off of certain unamortized deferred financing costs, of which approximately $3,167 was non-cash, and capitalized deferred financing costs of $9,477.

        As a result of a previous amendment, we incurred a charge of approximately $2,143 related to fees and the write-off of certain unamortized deferred financing costs, of which approximately $309 was non-cash, and capitalized deferred financing costs of $3,874 in fiscal 2010.

        7.75% Senior Notes—On March 7, 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% ("7.75% Senior Notes"). The net proceeds from the issuance were used to repay term loans under our Credit Facility. The 7.75% Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 20. All of the guarantor subsidiaries are wholly owned by us. The 7.75% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 7.75% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2015, with call premiums as defined in the indenture governing the 7.75% Senior Notes. As a result of the issuance, we capitalized deferred financing costs of $5,346 in fiscal 2011 and $275 in fiscal 2012.

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

        7% Senior Subordinated Notes—During 2004, we issued $500,000 of 7% Senior Subordinated Notes due 2014 ("7% Senior Subordinated Notes"), of which $357,000 remain outstanding. The 7% Senior Subordinated Notes are guaranteed, on a joint and several basis, by all of our significant subsidiaries and certain other subsidiaries as described in Note 20. All of the guarantor subsidiaries are wholly owned by us. The 7% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 7% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after March 1, 2009, with call premiums as defined in the indenture governing the 7% Senior Subordinated Notes.

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

        Future Principal Payments of Long-term Debt—The aggregate principal payments due on long-term debt as of April 29, 2012 over the next five years and thereafter, are as follows:

Fiscal Years Ending:
2013	$5,393
2014	847,689
2015	439
2016	169
2017	111
Thereafter	302,604

1,156,405
Unamortized debt discount	(1,974)

$1,154,431

9. Other Long-Term Obligations

        Quad-Cities Waterfront Convention Center—We entered into agreements with the City of Bettendorf, Iowa under which the City constructed a convention center which opened in January 2009, adjacent to our hotel. We lease, manage, and provide financial and operating support for the convention center. The Company was deemed, for accounting purposes only, to be the owner of the convention center during the construction period. Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. As of April 29, 2012, we have recorded in other long-term obligations $16,556 related to our liability under ASC 840 related to the convention center. Under the terms of our agreements for the convention

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

9. Other Long-Term Obligations (Continued)

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

        Future minimum payments due under other long-term obligations, including interest, as of April 29, 2012 as follows:

Fiscal Years Ending:
2013	$1,100
2014	1,267
2015	1,600
2016	1,767
2017	1,767
Thereafter	14,002

Total minimum payments	$21,503

10. Valuation Charges and Expense Recoveries

        We recorded pretax valuation charges and expense recoveries from continuing operations as follows:

        Fiscal 2012—An impairment charge of $14,400 related to goodwill was recorded at our Lula, Mississippi property as a result of our annual impairment test required under ASC 350. The fair value used in our determination of the impairment charge considered discounted cash flow and market based valuation multiple methods. The impairment was a result of an expected decrease in future cash flows resulting from the prolonged recession and from realignment of market share following flooding during fiscal 2012.

        In connection with the sale of Grand Palais Riverboat, Inc., including its gaming license, a riverboat gaming vessel and certain other equipment, we recorded a valuation charge of $16,149 to reduce the carrying value of the net assets sold to the net proceeds realized upon sale during fiscal year 2012. This gaming license and riverboat were used as a portion of our Lake Charles, Louisiana gaming operations. We continue to operate a casino riverboat operation in Lake Charles.

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Income Taxes

        Income tax (benefit) provision from continuing operations consists of the following:

	Fiscal Year Ended
	April 29, 2012	April 24, 2011	April 25, 2010
Current:
Federal	$(415)	$(725)	$(868)
State	2,333	(483)	719

	1,918	(1,208)	(149)
Deferred:
Federal	15,628	4,818	(1,310)
State	(2,427)	3,340	(5,150)

	13,201	8,158	(6,460)

Income tax (benefit) provision	$15,119	$6,950	$(6,609)

        A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows:

	Fiscal Year Ended
	April 29, 2012	April 24, 2011	April 25, 2010
Statutory tax (benefit) provision	$(792)	$3,740	$(569)
Effects of :
State taxes	(854)	2,857	(1,458)
Reduction of unrecognized tax benefits	(270)	—	(4,320)
Other
Lobbying	595	745	397
Employment tax credits	(1,095)	(588)	(787)
Fines & Penalties	58	81	58
Meals & Entertainment	64	74	53
Qualified stock option expense (benefit)	29	39	(252)
Various permanent differences	(37)	(11)	236
Interest	(163)	(131)	33
Bahamas stock loss	(727)	—	—
Debt basis differential	4,529	—	—
Goodwill impairment	5,040	—	—
Valuation allowance	8,742	—	—
Other	—	144	—

Income tax (benefit) provision	$15,119	$6,950	$(6,609)

        We allocated the income tax provision and valuation allowance between continuing operations and discontinued operations consistent with the provisions of ASC 740.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        Significant components of our domestic net deferred income tax asset (liability) are as follows:

	Fiscal Year Ended
	April 25, 2012	April 24, 2011
Deferred tax liabilities:
Property and equipment	$(51,713)	$(68,075)
Goodwill and intangibles	(26,740)	(29,762)
Gain on early extinguishment of debt	(21,641)	(21,593)
Other	(2,859)	(1,809)

Total deferred tax liabilities	(102,953)	(121,239)

Deferred tax assets:
Net operating losses	36,244	64,042
Asset impairment	42,262	—
Employment tax credits	19,171	17,398
Accrued expenses	6,952	10,521
Alternative minimum tax credit	1,338	1,338
Other	15,771	13,971

Total deferred tax assets	121,738	107,270
Valuation allowance on deferred tax assets	(54,215)	(4,696)

Net deferred tax asset	67,523	102,574

Net deferred tax asset/(liability)	$(35,430)	$(18,665)

        Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluated the realizability of our deferred tax assets and performed an analysis of all available evidence, both positive and negative, consistent with the provisions of ASC 740-10-30-17. The three-year cumulative loss is a significant piece of negative evidence and while it is primarily the result of a pre-tax charge related to marking the Isle Casino Hotel in Biloxi, Mississippi assets to their net realizable value and not an indication of continuing operations, we are required to give objective historical evidence significantly more weight than subjective evidence, such as forecasts of future income. Accordingly, in the fiscal 2012 fourth quarter, the Company recorded a $49,519 valuation allowance on its deferred tax assets. This allowance does not preclude us from utilizing the deferred tax assets in the future, nor does it reflect a change in our long-term outlook.

        A reconciliation of the beginning and ending amounts of valuation allowance is as follows:

	Federal	State	Total
Balance, April 24, 2011	$—	$4,696	$4,696
Current year provision	46,805	2,714	49,519

Balance, April 29, 2012	$46,805	$7,410	$54,215

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        We have determined that it is more likely than not that we will not be able to utilize $46,805 of the federal deferred tax assets and have established valuation allowances accordingly. We have determined that it is more likely than not that we will not be able to utilize $7,410 of the state deferred tax assets and have established valuation allowances accordingly.

        At April 29, 2012, we have federal net operating loss carryforwards of $78,775 for income tax purposes, with expiration dates from fiscal 2024 to 2032. Approximately $49,649 of these net operating losses are attributable to IC Holdings Colorado, Inc. and its wholly-owned subsidiary CCSC/Blackhawk, Inc. ("IC Holdings, Inc. & Sub") and can only be used to offset income earned by these entities. The remaining federal net operating losses are subject to limitations under the internal revenue code and underlying treasury regulations, which may limit the amount ultimately utilized. We also have various state income tax net operating loss carryforwards totaling $221,535 with expiration dates from fiscal 2013 to 2032.This includes both consolidated and separate company net operating loss carryforwards. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of April 29, 2012 will be accounted for as a reduction of income tax expense. We also have a federal general business and AMT credit carryforwards of $20,509 for income tax purposes, with expiration dates from fiscal 2022 to 2032. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

        We account for unrecognized tax benefits in accordance with ASC 740. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as follows:

	April 29, 2012	April 24, 2011	April 25, 2010
Beginning Balance	$11,491	$12,126	$19,482
Gross increases—tax positions in current period	—	—	—
Gross increases—tax positions in prior periods	—	144	—
Gross decreases—tax positions in prior periods	—	(779)	(5,254)
Settlements	—	—	(2,102)
Lapse of statute of limitations	(7,419)	—	—

Ending Balance	$4,072	$11,491	$12,126

        Included in the balance of unrecognized tax benefits at April 29, 2012 are $2,647 of tax benefits that, if recognized, would affect the effective tax rate. There are no tax benefits in the balance of unrecognized tax benefits at April 29, 2012 that, if recognized, would result in adjustments to deferred taxes.

        We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, we recorded interest expense of $310 in fiscal 2012 related to prior periods. We accrued no penalties during the fiscal year ended 2012. In total, as of April 29, 2012, we have recognized a liability of $2,060 for interest and no amount for penalties.

        We believe that an increase in unrecognized tax benefits related to federal and state exposures in the coming year, though possible, cannot be reasonably estimated and will not be significant. In addition, we believe that it is reasonably possible that an amount between $0 and $2,647 of our currently remaining unrecognized tax positions may be recognized by the end of the fiscal year ending

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

April 28, 2013. These amounts relate to positions taken on Mississippi income tax returns for the fiscal years ending April 2002 through April 2008. The Mississippi Department of Revenue has completed its examination of the income tax returns for these years and has issued its assessment. We have filed an appeal and motion for summary judgment and expect to resolve this issue during the next twelve months.

        On April 30, 2011, the Federal statute of limitation for the fiscal years ending April 30, 2006 and April 29, 2007 lapsed. Consequently, we recognized approximately $6,704 of Federal and $475 of state tax benefits during the fiscal year ending April 29, 2012. Related to the tax benefits recognized during the current fiscal year, we reversed interest expense of ($404) related to prior periods.

        We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. During fiscal 2010, the IRS completed its examination of our Federal income tax returns for the 2006 and 2007 tax years which relate to our fiscal years ended April 29, 2007 and April 27, 2008, respectively. We recorded a tax benefit of $168 in fiscal 2010 related to the examination. These income tax examination changes were reviewed by the U.S. Congress Joint Committee on Taxation and agreed to during the fiscal year ending April 25, 2010. The tax returns for subsequent years are also subject to examination.

        We file in numerous state jurisdictions with varying statutes of limitations. Our unrecognized state tax benefits are related to state tax returns open from tax years 2002 through 2012 depending on each state's statute of limitations.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

12. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Fiscal Year Ended
	April 29, 2012	April 24, 2011	April 25, 2010
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations attributable to common stockholders	$(17,383)	$3,735	$4,980
Income (loss) from discontinued operations	(112,370)	805	(8,253)

Net income (loss) attributable to the common stockholders	$(129,753)	$4,540	$(3,273)

Denominator:
Denominator for basic earnings (loss) per share— weighted average shares	38,753,098	34,066,159	32,245,769
Effect of dilutive securities
Employee stock options	—	108,558	116,511

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	38,753,098	34,174,717	32,362,280

Basic earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$(0.45)	$0.11	$0.15
Income (loss) from discontinued operations	(2.90)	0.02	(0.25)

Net income (loss) attributable to common stockholders	$(3.35)	$0.13	$(0.10)

Diluted earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$(0.45)	$0.11	$0.15
Income (loss) from discontinued operations	(2.90)	0.02	(0.25)

Net income (loss) attributable to common stockholders	$(3.35)	$0.13	$(0.10)

        During January 2011, we completed the sale of 5,300,000 shares of common stock generating net proceeds of $51,227. Proceeds from our equity offering were used to repay long-term debt.

        Due to the loss from continuing operations, stock options representing 21,845 shares, which are potentially dilutive, and 1,161,710 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2012. Stock options representing 469,710 shares and 495,474 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2011 and fiscal 2010, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13. Stock Based Compensation

        Under our amended and restated Long Term Incentive Plan, we have issued restricted stock and stock options.

        Restricted Stock—We issue shares of restricted common stock to employees and directors under our Long Term Incentive Plan. Restricted stock awarded to employees primarily vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Our estimate of forfeitures for restricted stock for employees and directors is 5% and 0%, respectively.

        Stock Options—We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. As of April 29, 2012, our aggregate forfeiture rate was 11%.

        We granted stock options during fiscal 2010 and estimated the fair value of the option grant on the date of the grant using the Black-Scholes-Merton option-pricing model with the range of assumptions disclosed in the following table:

Fiscal Year Ended April 25, 2010
Weighted average expected volatility	67.86%
Expected dividend yield	0.00%
Weighted average expected term (in years)	7
Weighted average risk-free interest rate	3.07%
Weighted average fair value of options granted	$7.53

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

        Stock Compensation Expense—Total stock compensation expense from continuing operations in the accompanying consolidated statements of operations was $7,642, $7,442, and $7,467 for the fiscal years 2012, 2011, and 2010, respectively. We recognize compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13. Stock Based Compensation (Continued)

        Activity Under Our Share Based Plans—A summary of restricted stock and option activity for fiscal 2012 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price
Outstanding at April 24, 2011	1,091,599	$8.76	1,367,110	$11.08
Granted	757,995	7.59	—	—
Exercised	—	—	(2,000)	6.50
Vested	(959,069)	7.63	—	—
Forfeited and expired	—	—	(93,400)	7.75

Outstanding at April 29, 2012	890,525	$8.99	1,271,710	$11.33

As of April 29, 2012:
Outstanding exercisable options	n/a		1,041,810	$11.92
Weighted average remaining contractual term	0.9 years		5.1 years
Aggregate intrinsic value:
Outstanding exercisable	n/a		$108
Outstanding	$5,566		$179
Nonvested:
Unrecognized compensation cost	$2,656		$235
Weighted average remaining vesting period	0.9 years		1.3 years

        Additional information relating to our share based plans is as follows:

	April 29, 2012	April 24, 2011	April 25, 2010
Restricted Stock:
Fair value of restricted stock vested during the year	$7,317	$4,457	$2,146
Stock Options:
Intrinsic value of stock options exercised	5	11	30
Proceeds from stock option exercises	13	23	204

        We have 1,143,246, shares available for future issuance under our equity compensation plan as of April 29, 2012. Upon issuance of restricted shares or exercise of stock options, shares may be issued from available treasury or common shares.

        Restricted Stock Units—Subsequent to our fiscal year ended April 29, 2012, we granted restricted stock units ("RSUs") containing market performance conditions which will determine the ultimate amount of shares if any to be awarded up to 728,570 shares. Any shares earned will vest 50% three years from the grant date and 50% four years from the grant date. The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates. The aggregate compensation cost related to these RSUs is $2,350 to be recognized over the vesting periods.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13. Stock Based Compensation (Continued)

        Tax effect of Stock Based Compensation—Upon the exercise of certain stock options and vested restricted stock, the tax benefit (provision) related to stock compensation, subject to certain limitations, is recognized as an addition to or deduction from Additional paid in capital. During fiscal year 2012, we reduced our Additional paid in capital by $4,758, reflecting a tax provision related to the impact of stock option exercises and restricted stock vesting. At April 29, 2012, we have deferred $1,433 of tax benefits associated with stock exercises and restricted stock vesting due to our net operating loss position.

        Stock Repurchase—Our Board of Directors has approved a stock repurchase program, as amended, allowing up to 6,000,000 shares of our common stock to be repurchased. As of April 29, 2012, we have repurchased 4,895,792 shares of common stock, and retired 553,800 shares of common stock under this stock repurchase program. No shares were repurchased in fiscal years 2012, 2011 or 2010.

14. Deferred Compensation Plans

        2005 Deferred Compensation Plan—Our 2005 Deferred Compensation Plan (the "Plan"), as amended and restated, is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, and bonus payments in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of our common stock. The liability related to the Plan as of April 29, 2012 and April 24, 2011 was $2,796 and $3,016, respectively, and is included in long-term other accrued liabilities in the consolidated balance sheets. Expense from continuing operations for our contributions related to the Plan was $69, $53 and $73 in fiscal years 2012, 2011 and 2010, respectively.

15. Supplemental Disclosure of Cash Flow Information

        For the fiscal years 2012, 2011 and 2010 we made cash payments for interest, net of capitalized interest of $83,004, $84,506, and $71,623, respectively. We made income tax payments, net of refunds, of $1,547 for fiscal year 2012 and collected an income tax refund, net of payments, of $5,599 and $1,561 for fiscal years 2011 and 2010, respectively.

        For fiscal 2012 and 2011, the change in accrued purchase of property and equipment in accounts payable increased by $8,315 and $1,642, respectively.

16. Employee Benefit Plan

        401(k) Plan—We have a 401(k) plan covering substantially all of our employees who have completed 90 days of service. Expense for our contributions for continuing operations related to the 401(k) plan was $1,485, $1,242, and $1,315 in fiscal years 2012, 2011, and 2010, respectively. Our contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Interest Rate Derivatives

        We have entered into various interest rate derivative agreements in order to manage market risk on variable rate loans outstanding. We have an interest rate swap agreement with an aggregate notional value of $50,000 with a maturity date in fiscal 2014. We have also entered into interest rate cap contracts with an aggregate notional value of $100,000 having maturity dates in fiscal 2013 and paid premiums of $203 at inception.

        The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	April 29, 2012	April 24, 2011
Interest rate cap contracts	Prepaid deposits and other	$—	$29
Interest rate swap contracts	Accrued interest	—	1,439
Interest rate swap contracts	Other long-term liabilities	2,493	3,594

        The interest rate cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of April 29, 2012 as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements. The loss recorded in accumulated other comprehensive income (loss) for our interest rate cap contracts is recorded net of deferred income tax benefits of $8 and $49 as of April 29, 2012 and April 24, 2011, respectively. The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $68 and $5 for fiscal years 2012 and 2011, respectively.

        Our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income (expense) in the consolidated statements of operations. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of April 29, 2012, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 3.995%.

        The loss recorded in accumulated other comprehensive income (loss) of our interest rate swap contracts is recorded net of deferred income tax benefits of $506 and $1,295, as of April 29, 2012 and April 24, 2011, respectively.

        Derivative income (expense) related to the change in fair value of interest rate swap contracts is as follows:

	Fiscal Year Ended
	April 29, 2012	April 24, 2011
Derivative income (expense)	$2,540	$7,918

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Interest Rate Derivatives (Continued)

        Derivative income (expense) realized associated with the amortization of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of ineffectiveness is as follows:

	Fiscal Year Ended
	April 29, 2012	April 24, 2011
Accumulated OCI amortization	$1,312	$5,724
Change in deferred taxes	789	3,408
Derivative income (expense)	(2,101)	(9,132)

        The amount of accumulated other comprehensive income (loss) related to the interest rate swap contract and the interest rate cap contracts maturing within the next twelve months was $608, net of tax of $365, as of April 29, 2012.

18. Fair Value

        The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based yield curve as of the date of the valuation.

        The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the fiscal years ended April 29, 2012 and April 24, 2011:

	Fiscal Year Ended
Interest Rate Derivatives	April 29, 2012	April 24, 2011
Beginning balance	$(5,004)	$(12,927)
Realized gain	2,540	7,918
Unrealized (loss) gain	(29)	5

Ending balance	$(2,493)	$(5,004)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Fair Value (Continued)

        Financial Instruments—The estimated carrying amounts and fair values of our other financial instruments are as follows:

	April 29, 2012		April 24, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$94,461	$94,461	$75,178	$75,178
Marketable securities	24,943	24,943	22,173	22,173
Restricted cash and investments	12,551	12,551	12,810	12,810
Notes receivable	1,293	1,293	3,788	3,788
Financial liabilities:
Revolving line of credit	$—	$—	$33,000	$31,350
Variable rate term loans	495,000	498,713	500,000	505,000
7.75% Senior notes	298,026	308,829	297,815	305,055
7% Senior subordinated notes	357,275	358,168	357,275	358,615
Other long-term debt	4,130	4,130	4,504	4,504
Other long-term obligations	16,556	16,556	16,694	16,694

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

        The fair value of our long-term debt or other long-term obligations is estimated based on the quoted market price of the underlying debt issue (Level 1 input) or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to us for debt of similar remaining maturities (Level 3 inputs). Debt obligations with a short remaining maturity have a carrying amount that approximates fair value.

19. Accumulated Other Comprehensive Income (Loss)

        A detail of accumulated other comprehensive income (loss) is as follows:

	April 29, 2012	April 24, 2011
Interest rate cap contracts	$(14)	$(82)
Interest rate swap contracts	(841)	(2,153)

	$(855)	$(2,235)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

19. Accumulated Other Comprehensive Income (Loss) (Continued)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Fiscal Year Ended
Type of Derivative Instrument	April 29, 2012	April 24, 2011
Interest rate cap contracts	$68	$(32)
Interest rate swap contracts	1,312	5,724

	$1,380	$5,692

20. Consolidating Condensed Financial Information

        Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7.75% Senior Notes and 7% Senior Subordinated Notes.

        The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7.75% Senior Notes and 7% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; CCSC/Blackhawk, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC-Black Hawk County, Inc.; IOC-Davenport, Inc.; IOC Holdings, L.L.C.; IOC Services, L.L.C.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino Vicksburg Partnership, L.P.; IOC Cape Girardeau, LLC; Isle of Capri Bettendorf Marina Corporation.; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk Capital Corp.; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; P.P.I, Inc.; Riverboat Corporation of Mississippi; Riverboat Services, Inc.; and St. Charles Gaming Company, Inc. Each of the subsidiaries' guarantees is joint and several with the guarantees of the other subsidiaries.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed balance sheets as of April 29, 2012 and April 24, 2011 are as follows (in thousands):

	As of April 29, 2012
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$52,532	$120,711	$29,324	$(284)	$202,283
Intercompany receivables	673,849	(176,882)	(50,942)	(446,025)	—
Investments in subsidiaries	644,424	(29,795)	—	(614,629)	—
Property and equipment, net	9,194	908,586	32,234	—	950,014
Other assets	(5,524)	384,469	17,209	26,519	422,673

Total assets	$1,374,475	$1,207,089	$27,825	$(1,034,419)	$1,574,970

Current liabilities	$37,509	$89,213	$29,690	$(296)	$156,116
Intercompany payables	—	446,025	—	(446,025)	—
Long-term debt, less current maturities	1,145,301	3,264	473	—	1,149,038
Other accrued liabilities	8,045	37,175	14,445	26,531	86,196
Stockholders' equity	183,620	631,412	(16,783)	(614,629)	183,620

Total liabilities and stockholders' equity	$1,374,475	$1,207,089	$27,825	$(1,034,419)	$1,574,970

	As of April 24, 2011
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$28,886	$87,650	$32,274	$(451)	$148,359
Intercompany receivables	1,020,593	(226,226)	(56,599)	(737,768)	—
Investments in subsidiaries	418,767	(65,229)	(37)	(353,501)	—
Property and equipment, net	10,215	1,071,415	31,919	—	1,113,549
Other assets	63,889	441,794	20,002	(53,705)	471,980

Total assets	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

Current liabilities	$40,714	$84,565	$29,050	$(451)	$153,878
Intercompany payables	—	737,768	—	(737,768)	—
Long-term debt, less current maturities	1,183,091	3,517	613	—	1,187,221
Other accrued liabilities	9,517	114,205	13,744	(53,705)	83,761
Stockholders' equity	309,028	369,349	(15,848)	(353,501)	309,028

Total liabilities and stockholders' equity	$1,542,350	$1,309,404	$27,559	$(1,145,425)	$1,733,888

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of operations for the fiscal years ended April 29, 2012, April 24, 2011 and April 25, 2010 are as follows:

	For the Fiscal Year Ended April 29, 2012
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,006,523	$—	$—	$1,006,523
Rooms, food, beverage, pari-mutuel and other	1,088	169,192	9,645	(9,290)	170,635

Gross revenues	1,088	1,175,715	9,645	(9,290)	1,177,158
Less promotional allowances	—	(199,787)	—	—	(199,787)

Net revenues	1,088	975,928	9,645	(9,290)	977,371
Operating expenses:
Casino	—	153,743	—	—	153,743
Gaming taxes	—	251,780	—	—	251,780
Rooms, food, beverage, pari-mutuel and other	41,502	371,167	8,036	(9,290)	411,415
Management fee expense (revenue)	(34,751)	34,751	—	—	—
Depreciation and amortization	1,960	73,538	552	—	76,050

Total operating expenses	8,711	884,979	8,588	(9,290)	892,988

Operating income (loss)	(7,623)	90,949	1,057	—	84,383
Interest expense, net	(28,385)	(58,045)	(656)	—	(87,086)
Gain on extinguishment of debt	—	—	—	—	—
Derivative income	439	—	—	—	439
Equity in income (loss) of subsidiaries	54,462	—	—	(54,462)	—

Income (loss) from continuing operations before income taxes and noncontolling interest	18,893	32,904	401	(54,462)	(2,264)
Income tax (provision) benefit	(36,276)	21,279	(122)	—	(15,119)

Income (loss) from continuining operations	(17,383)	54,183	279	(54,462)	(17,383)
Income (loss) of discontinued operations	(112,370)	(114,125)	—	114,125	(112,370)

Net income (loss)	$(129,753)	$(59,942)	$279	$59,663	$(129,753)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 24, 2011
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$968,423	$—	$—	$968,423
Rooms, food, beverage, pari-mutuel and other	1,670	152,331	9,626	(9,528)	154,099

Gross revenues	1,670	1,120,754	9,626	(9,528)	1,122,522
Less promotional allowances	—	(185,861)	—	—	(185,861)

Net revenues	1,670	934,893	9,626	(9,528)	936,661
Operating expenses:
Casino	—	142,642	—	—	142,642
Gaming taxes	—	242,949	—	—	242,949
Rooms, food, beverage, pari-mutuel and other	42,837	328,925	9,292	(9,528)	371,526
Management fee expense (revenue)	(33,259)	33,259	—	—	—
Depreciation and amortization	1,955	75,086	572	—	77,613

Total operating expenses	11,533	822,861	9,864	(9,528)	834,730

Operating income (loss)	(9,863)	112,032	(238)	—	101,931
Interest expense, net	(29,634)	(61,046)	648	—	(90,032)
Gain on extinguishment of debt	—	—	—	—	—
Derivative income (expense)	(1,214)	—	—	—	(1,214)
Equity in income (loss) of subsidiaries	36,389	23	—	(36,412)	—

Income (loss) from continuing operations before income taxes and noncontolling interest	(4,322)	51,009	410	(36,412)	10,685
Income tax (provision) benefit	8,057	(12,995)	(2,012)	—	(6,950)

Income (loss) from continuining operations	3,735	38,014	(1,602)	(36,412)	3,735
Income (loss) of discontinued operations	805	(4,827)	1,475	3,352	805

Net income (loss)	$4,540	$33,187	$(127)	$(33,060)	$4,540

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 25, 2010
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$943,234	$—	$—	$943,234
Rooms, food, beverage, pari-mutuel and other	1,320	154,346	9,654	(9,572)	155,748

Gross revenues	1,320	1,097,580	9,654	(9,572)	1,098,982
Less promotional allowances	—	(171,747)	—	—	(171,747)

Net revenues	1,320	925,833	9,654	(9,572)	927,235
Operating expenses:
Casino	—	137,305	—	—	137,305
Gaming taxes	—	254,718	—	—	254,718
Rooms, food, beverage, pari-mutuel and other	45,479	327,487	3,979	(9,572)	367,373
Management fee expense (revenue)	(23,800)	23,800	—	—	—
Depreciation and amortization	4,115	90,753	610	—	95,478

Total operating expenses	25,794	834,063	4,589	(9,572)	854,874

Operating income (loss)	(24,474)	91,770	5,065	—	72,361
Interest expense, net	(10,827)	(62,564)	(229)	—	(73,620)
Derivative income (expense)	(370)	—	—	—	(370)
Equity in income (loss) of subsidiaries	22,729	1,465	(1,450)	(22,744)	—

Income (loss) from continuing operations before income taxes and noncontrolling interest	(12,942)	30,671	3,386	(22,744)	(1,629)
Income tax (provision) benefit	17,922	(10,009)	(1,304)	—	6,609

Income (loss) from continuining operations	4,980	20,662	2,082	(22,744)	4,980
Income (loss) from discontinued operations,net of tax	(8,253)	(10,086)	(2,300)	12,386	(8,253)

Net income (loss)	$(3,273)	$10,576	$(218)	$(10,358)	$(3,273)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of cash flows for the fiscal years ended April 29, 2012, April 24, 2011 and April 25, 2010 are as follows:

	For the Fiscal Year Ended April 29, 2012
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$12,960	$101,801	$3,298	$—	$118,059
Net cash provided by (used in) investing activities	60,806	(57,955)	(1,036)	(61,864)	(60,049)
Net cash provided by (used in) financing activities	(38,353)	(55,202)	(7,036)	61,864	(38,727)

Net increase (decrease) in cash and cash equivalents	35,413	(11,356)	(4,774)	—	19,283
Cash and cash equivalents at beginning of the period	3,952	62,105	9,121	—	75,178

Cash and cash equivalents at end of the period	$39,365	$50,749	$4,347	$—	$94,461

	For the Fiscal Year Ended April 24, 2011
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$(1,527)	$119,078	$6,133	$—	$123,684
Net cash provided by (used in) investing activities	(29,490)	(129,743)	(10,160)	24,756	(144,637)
Net cash provided by (used in) financing activities	28,463	25,776	(1,373)	(24,756)	28,110
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(48)	—	(48)

Net increase (decrease) in cash and cash equivalents	(2,554)	15,111	(5,448)	—	7,109
Cash and cash equivalents at beginning of the period	6,506	46,994	14,569	—	68,069

Cash and cash equivalents at end of the period	$3,952	$62,105	$9,121	$—	$75,178

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

21. Selected Quarterly Financial Information (unaudited)

        Our selected quarterly financial information has included reclassifications for amounts shown in our previously filed reports on Forms 10-Q to reflect the discontinued operations presentation for our Biloxi, Mississippi, Freeport, Grand Bahama and UK casino properties.

	Fiscal Quarters Ended
	July 24, 2011	October 23, 2011	January 22, 2012	April 29, 2012
Net revenues	$227,604	$231,426	$227,320	$291,020
Operating income	17,693	19,773	20,813	26,104
Income (loss) from continuing operations	(2,559)	(1,030)	(316)	(13,478)
Income (loss) from discontinued operations, net of income taxes	236	(427)	(866)	(111,313)
Net income (loss)	(2,323)	(1,457)	(1,182)	(124,791)
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.07)	$(0.03)	$(0.01)	$(0.35)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.01)	(0.02)	(2.85)

Net income (loss)	$(0.06)	$(0.04)	$(0.03)	$(3.20)

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.07)	$(0.03)	$(0.01)	$(0.35)
Income (loss) from discontinued operations, net of income taxes	0.01	(0.01)	(0.02)	(2.85)

Net income (loss)	$(0.06)	$(0.04)	$(0.03)	$(3.20)

Weighted average basic shares	38,277,150	38,753,049	38,982,281	38,982,281
Weighted average dilutive shares	38,277,150	38,753,049	38,982,281	38,982,281

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

21. Selected Quarterly Financial Information (unaudited) (Continued)

	Fiscal Quarters Ended
	July 25, 2010	October 24, 2010	January 23, 2011	April 24, 2011
Net revenues	$233,282	$229,383	$217,362	$256,634
Operating income	21,534	21,748	19,317	39,332
Income (loss) from continuing operations	(2,105)	(1,192)	(1,324)	8,356
Income (loss) from discontinued operations, net of income taxes	(549)	172	(1,333)	2,515
Net income (loss)	(2,654)	(1,020)	(2,657)	10,871
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$(0.06)	$(0.04)	$(0.04)	$0.22
Income (loss) from discontinued operations, net of income taxes	(0.02)	0.01	(0.04)	0.07

Net income (loss)	$(0.08)	$(0.03)	$(0.08)	$0.29

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$(0.06)	$(0.04)	$(0.04)	$0.22
Income (loss) from discontinued operations, net of income taxes	(0.02)	0.01	(0.04)	0.06

Net income (loss)	$(0.08)	$(0.03)	$(0.08)	$0.28

Weighted average basic shares	32,447,904	32,783,726	32,929,965	38,103,040
Weighted average dilutive shares	32,447,904	32,783,726	32,929,965	38,252,693

        A summary of certain revenues and expenses from our continuing operations impacting our quarterly financial results is as follows:

  (1)
  The fourth quarter of fiscal 2012 contained fourteen weeks as compared to the fourth quarter of fiscal 2011 which contained thirteen weeks.

  (2)
  During the fourth quarter of fiscal 2012, we recorded a goodwill impairment charge of $14,400 related to our Lula property and a valuation charge of $16,149 at our Lake Charles property associated with the sale of Grand Palais Riverboat, Inc.

  (3)
  During the first and second quarters of fiscal 2012, five of our properties were temporarily closed for flooding along the Mississippi River.

22. Related Party Transactions

        Effective in February 2010, we amended a lease with an entity owned by certain of our stockholders resulting in a payment of $60 annually for a parking area adjacent to one of our casinos. Prior to this lease amendment, we leased on a month to month basis this parking area and a warehouse for $23 per month.

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

23. Commitments and Contingencies

        Operating Leases—The Company leases real estate and various equipment under operating lease agreements. Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 29, 2012:

Fiscal Years Ending:
2013	$18,572
2014	17,248
2015	16,647
2016	16,717
2017	16,611
Therafter	384,372

Total minimum lease payments	$470,167

        Rent expense from continuing operations was $28,557, $27,411, and $25,979 in fiscal years 2012, 2011, and 2010, respectively. Such amounts include contingent rentals of $3,655, $4,129, and $4,259 in fiscal years 2012, 2011 and 2010, respectively. Contingent rent is based upon casino revenues or other metrics as defined in our lease agreements. Certain of our leases are subject to renewals and may contain escalation clauses.

        Development Projects—Construction is proceeding ahead of schedule for our Isle Casino Cape Girardeau development. We anticipate opening by November 1, 2012, subject to regulatory approvals. We currently estimate the cost of the project at approximately $135,000 and have incurred capital expenditures, including capitalized interest, of $49,900 to date, including current year capital expenditures of $34,935.

        Our proposed casino in Nemacolin, Pennsylvania was selected by the Pennsylvania Gaming Control Board to receive the final resort gaming license in Pennsylvania in April 2011. This award has been appealed to the Pennsylvania Supreme Court by another applicant. We have a development and management agreement with Nemacolin Woodlands. Subject to a successful ruling in the appeal, we expect to complete construction of the facility within approximately nine months after commencing construction. We currently estimate the cost of the project at approximately $50,000. To date, we have incurred capital expenditures, including capitalized interest, of $996, including $721 in fiscal 2012. The timing of additional significant expenditures is dependent upon resolution of the appeal.

        Legal and Regulatory Proceedings—We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi ("RCM"), are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

23. Commitments and Contingencies (Continued)

Land and in September 2011 the court awarded damages of $1,979. We filed a notice of appeal in November 2011. While the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty, we have accrued an estimated liability, including interest, of $2,042 in fiscal 2012. We intend to continue a vigorous and appropriate appeal of this judgment.

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

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 29, 2012 we have accrued an estimated liability, including interest, of $12,849. Our accrual is based upon management's estimate of the original claim by the plaintiffs for lost payments. We continue to accrue interest on the asserted claim. We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

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

ISLE OF CAPRI CASINOS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Accounts Receivable Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 29, 2012	$1,010	$1,711	$(219)	$2,502
Year Ended April 24, 2011	1,955	98	(1,043)	1,010
Year Ended April 25, 2010	5,106	1,400	(4,551)	1,955

Other Receivables Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 29, 2012	$1,882	$—	$—	$1,882
Year Ended April 24, 2011	2,882	—	(1,000)	1,882
Year Ended April 25, 2010	3,194	—	(312)	2,882

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of April 29, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 29, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management has concluded that, as of April 29, 2012, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which is included in Item 8.

        Changes in Internal Controls over Financial Reporting—There have been no changes in our internal controls over financial reporting during the quarter ended April 29, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

        Equity Compensation Plans.    The following table provides information about securities authorized for issuance under our 2009 Long-Term Stock Incentive Plan for the fiscal 2012.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,271,710	$11.33	1,143,246
Equity compensation plans not approved by security holders	—	—	—

Total	1,271,710	$11.33	1,143,246

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

ISLE OF CAPRI CASINOS, INC.
Dated: June 14, 2012	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 14, 2012	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer, President and Director (Principal Executive Officer)
Dated: June 14, 2012	/s/ DALE R. BLACK Dale R. Black, Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 14, 2012	/s/ JAMES B. PERRY James B. Perry, Executive Chairman of the Board
Dated: June 14, 2012	/s/ ROBERT S. GOLDSTEIN Robert S. Goldstein, Vice Chairman of the Board
Dated: June 14, 2012	/s/ W. RANDOLPH BAKER W. Randolph Baker, Director
Dated: June 14, 2012	/s/ ALAN J. GLAZER Alan J. Glazer, Director

Dated: June 14, 2012	/s/ JEFFREY D. GOLDSTEIN Jeffrey D. Goldstein, Director
Dated: June 14, 2012	/s/ RICHARD A. GOLDSTEIN Richard A. Goldstein, Director
Dated: June 14, 2012	/s/ GREGORY J. KOZICZ Gregory J. Kozicz, Director
Dated: June 14, 2012	/s/ SCOTT E. SCHUBERT Scott E. Schubert, Director
Dated: June 14, 2012	/s/ LEE S. WIELANSKY Lee S. Wielansky, Director

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION
2.1		Stock Purchase Agreement, dated March 4, 2012, by and among Golden Nugget Biloxi, Inc., as Buyer, and Isle of Capri Casinos, Inc., as Seller, and Riverboat Corporation of Mississippi (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2012)

3.1		Amended and Restated Certificate of Incorporation of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on June 16, 2011)

3.2		Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 25, 2010)

4.1		Indenture, dated as of March 3, 2004, among Isle of Capri Casinos, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed on May 12, 2004)

4.2		Indenture, dated as of March 7, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 8, 2011)

10.1		Agreement, dated January 19, 2011, by and among Isle of Capri Casinos, Inc., and Mr. Jeffrey D. Goldstein, Mr. Robert S. Goldstein, Richard A. Goldstein and GFIL Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed on January 19, 2011)

10.2		Amendment Number One to Governance Agreement, dated February 23, 2011, by and among Isle of Capri Casinos, Inc., GFIL Holdings, LLC, Jeffrey D. Goldstein, Robert S. Goldstein and Richard A. Goldstein (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 28, 2011)

10.3	†	Amended Casino America, Inc. 1993 Stock Option Plan (Incorporated by reference to the Proxy Statement filed on August 25, 1997)

10.4	†	Isle of Capri Casinos, Inc. 2009 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 4, 2009)

10.5	†	Isle of Capri Casinos, Inc. Corporate Level Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

10.6	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)

10.7	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan Code Section 409A Compliance Amendment

10.8	†	Isle of Capri Casinos, Inc.'s Amended and Restated Deferred Compensation Plan

10.9	†	Isle of Capri Casino, Inc. Amended and Restated Deferred Compensation Plan Adoption Agreement

10.10	†	Isle of Capri Casinos, Inc.'s 2005 Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Quarterly Report Form 10-Q filed on March 1, 2005)

10.11	†	Isle of Capri Casinos, Inc. Non-employee Director Deferred Compensation Plan

EXHIBIT NUMBER		DESCRIPTION
10.12	†	Isle of Capri Casinos, Inc. Medical Expense Reimbursement Plan (MERP)

10.13	†	Amended and Restated Employment Agreement, dated January 18, 2011, between Virginia M. McDowell and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 18, 2011)

10.14	†	Employment Agreement dated as of December 3, 2007, between Isle of Capri Casinos, Inc. and Dale R. Black (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2007)

10.15	†	Amended and Restated Employment Agreement, dated January 18, 2011, between James B. Perry and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 18, 2011)

10.16	†	Employment Agreement, dated as of July 1, 2008, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on July 11, 2008)

10.17	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Dale R. Black (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.18	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.19	†	Employment Agreement dated as of August 6, 2009, between Isle of Capri Casinos, Inc. and Eric Hausler (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K/A filed on June 8, 2010)

10.20	†	First Amendment to Employment Agreement, dated as of June 18, 2011, between Isle of Capri Casinos, Inc. and Arnold Block (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2011)

10.21	†	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on July 11, 2008)

10.22	†	Form Stock Option Award Agreement (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on July 11, 2008)

10.23	†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.22 to the Annual Report of form 10-K filed on June 25, 2009)

10.24	†*	Form of Performance Based Restricted Stock Unit Agreement

10.25		Credit Agreement, dated as of July 26, 2007 among Isle of Capri Casinos, Inc., the Lenders listed herein, Credit Suisse, Cayman Island Branch, as administrative agent, issuing bank and swing line lender, Credit Suisse Securities (USA) LLC, as lead arranger and bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as co-syndication agents and U.S. Bank, N.A. and Wachovia Bank, National Association, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.26	Security Agreement, dated as of July 26, 2007, among Isle of Capri Casinos, Inc., its material subsidiaries party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent for and representative of the financial institutions party to the Credit Agreement and any Hedge Providers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.27	First Amendment to Credit Agreement, dated as of February 17, 2010, among the Company, as borrower, the financial institutions listed therein, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other agents referred to therein among Isle of Capri Casinos, Inc., the Lenders listed therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2010)

10.28	Second Amendment to Credit Agreement, dated as of March, 25, 2011, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2011)

10.29	Biloxi Waterfront Project Lease dated May 12, 1986 with Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.30	Addendum to Lease Agreement, dated August 1, 1992, between the City of Biloxi, Mississippi, Point Cadet Development Corporation (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.31	Second Addendum to Lease, dated April 9, 1994, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.32	Third Addendum to Casino Lease, dated April 26, 1995, by and between the City of Biloxi, Mississippi, Point Cadet Development Corporation, the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

10.33	Biloxi Waterfront Project Lease dated as of April 9, 1994 by and between the City of Biloxi, Mississippi and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1994)

10.34	First Amendment to Biloxi Waterfront Project Lease (Hotel Lease), dated as of April 26, 1995, by and between Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1995)

10.35	Point Cadet Compromise and Settlement Agreement, dated August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on July 30, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.36	Biloxi Waterfront Project Garage-Podium Lease and Easement dated as of August 15, 2002, by and between the Secretary of State of the State of Mississippi, the City of Biloxi, Mississippi, the Board of Trustees of State Institutions of Higher Learning and Isle of Capri Casinos, Inc. and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on July 30, 2007)

10.37	Amended and Restated Berth Rental Agreement dated May 12, 1992 between the Biloxi Port Commission and Riverboat Corporation of Mississippi (Biloxi) (Incorporated by reference to an exhibit to the Annual Report on Form 10-K for the fiscal year ended April 30, 1992)

10.38	Second Amendment to Berth Rental Agreement dated August 13, 1996, (ii) Third Amendment to Berth Rental Agreement dated December 14, 1999 and (iii) Letter Agreement to Berth Rental Agreement dated October 17, 2006 (Biloxi) (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on July 30, 2007)

10.39	Agreement on Casino Berth Tract dated as of August 15, 2002, State consented to dredging, wharfing and filling by Isle of areas to reconfigure Berth Tract to accommodate a larger gaming vessel (Biloxi) (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on July 30, 2007)

10.40	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)

10.41	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)

10.42	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on July 28, 2000)

10.43	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on July 28, 2000)

10.44	Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997. (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed on July 11, 2008)

10.45	Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999. (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on July 11, 2008)

10.46	Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001. (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed on July 11, 2008)

EXHIBIT NUMBER		DESCRIPTION
10.47		Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed on July 11, 2008)

10.48		Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of August 21, 1995 (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed June 25, 2009)

10.49		First Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of October 31, 1995 (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed June 25, 2009)

10.50		Second Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of June 10, 1996 (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed June 25, 2009)

10.51		Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000. (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed on July 11, 2008)

10.52		Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of August 15, 1995. (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on July 11, 2008)

10.53		Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 4, 1996. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on July 11, 2008)

10.54		Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of March 21, 2003.(Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on July 11, 2008)

10.55		Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003. (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed on July 11, 2008)

10.56		Development Agreement by and between IOC-Cape Girardeau, LLC and the City of Cape Girardeau, Missouri dated as of October 4, 2010 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

21.1	*	Significant Subsidiaries of Isle of Capri Casinos, Inc.

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

EXHIBIT NUMBER		DESCRIPTION
99.1	*	Description of Governmental Regulation.

101	*	The following financial statements and notes from the Isle of Capri Casinos, Inc. Annual Report on Form 10-K for the year ended April 29, 2012, filed on June 14, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement.