Form 10-Q
period 2012-07-29
ISLE OF CAPRI CASINOS INC
filed 2012-08-31
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

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

As of August 29, 2012, the Company had a total of 39,312,915 shares of Common Stock outstanding (which excludes 2,753,233 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 29,	April 29,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,409	$94,461
Marketable securities	24,575	24,943
Accounts receivable, net	5,659	6,941
Insurance receivable	80	7,497
Income taxes receivable	4,811	2,161
Deferred income taxes	615	627
Prepaid expenses and other assets	30,606	18,950
Assets held for sale	47,445	46,703
Total current assets	203,200	202,283
Property and equipment, net	980,966	950,014
Other assets:
Goodwill	330,903	330,903
Other intangible assets, net	56,376	56,586
Deferred financing costs, net	11,936	13,205
Restricted cash and investments	12,895	12,551
Prepaid deposits and other	9,481	9,428
Total assets	$1,605,757	$1,574,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,402	$5,393
Accounts payable	28,806	23,536
Accrued liabilities:
Payroll and related	36,324	38,566
Property and other taxes	24,629	19,522
Interest	21,209	9,296
Progressive jackpots and slot club awards	15,025	14,892
Liabilities related to assets held for sale	4,587	4,362
Other	42,674	40,549
Total current liabilities	178,656	156,116
Long-term debt, less current maturities	1,147,589	1,149,038
Deferred income taxes	37,103	36,057
Other accrued liabilities	33,844	33,583
Other long-term liabilities	16,799	16,556
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at July 29, 2012 and 42,066,148 at April 29, 2012	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	245,196	247,855
Retained earnings (deficit)	(19,997)	(26,658)
Accumulated other comprehensive (loss) income	(693)	(855)
	224,927	220,763
Treasury stock, 2,753,233 shares at July 29, 2012 and 3,083,867 at April 29, 2012	(33,161)	(37,143)
Total stockholders’ equity	191,766	183,620
Total liabilities and stockholders’ equity	$1,605,757	$1,574,970

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 29,	July 24,
	2012	2011
Revenues:
Casino	$250,269	$235,227
Rooms	8,630	8,472
Food, beverage, pari-mutuel and other	32,806	29,627
Gross revenues	291,705	273,326
Less promotional allowances	(55,882)	(45,722)
Net revenues	235,823	227,604
Operating expenses:
Casino	38,496	35,971
Gaming taxes	61,628	59,517
Rooms	1,773	1,919
Food, beverage, pari-mutuel and other	10,104	9,953
Marine and facilities	13,700	14,126
Marketing and administrative	57,956	56,947
Corporate and development	8,473	12,266
Preopening expense	687	36
Depreciation and amortization	16,822	19,176
Total operating expenses	209,639	209,911
Operating income	26,184	17,693
Interest expense	(20,431)	(21,825)
Interest income	175	243
Derivative income (expense)	134	(231)

Income (loss) from continuing operations before income taxes	6,062	(4,120)
Income tax (provision) benefit	(1,318)	1,561
Income (loss) from continuing operations	4,744	(2,559)
Income from discontinued operations, net of income taxes	1,917	236
Net income (loss)	$6,661	$(2,323)

Income (loss) per common share-basic and dilutive:
Income (loss) from continuing operations	$0.12	$(0.07)
Income from discontinued operations, net of income taxes	0.05	0.01
Net income (loss)	$0.17	$(0.06)

Weighted average basic shares	39,018,281	38,277,150
Weighted average diluted shares	39,035,280	38,277,150

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended
	July 29, 2012	July 24, 2011
Net income (loss)	$6,661	$(2,323)
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $89 and $251 for the three months ended July 29, 2012 and July 24, 2011, respectively	148	418
Unrealized gain on interest rate cap contracts, net of income tax provision of $8 and $3 for the three months ended July 29, 2012 and July 24, 2011, respectively	14	5
Other comprehensive income	162	423
Comprehensive income (loss)	$6,823	$(1,900)

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional	Retained	Comprehensive		Total
	Common	Common	Paid-in	Earnings	Income	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Stock	Equity
Balance, April 29, 2012	42,066,148	$421	$247,855	$(26,658)	$(855)	$(37,143)	$183,620
Net income	—	—	—	6,661	—	—	6,661
Other comprehensive income (loss), net of tax	—	—	—	—	162	—	162
Issuance of restricted stock from treasury stock	—	—	(3,982)	—	—	3,982	—
Stock compensation expense	—	—	1,323	—	—	—	1,323
Balance, July 29, 2012	42,066,148	$421	$245,196	$(19,997)	$(693)	$(33,161)	$191,766

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 29,	July 24,
	2012	2011
Operating activities:
Net income (loss)	$6,661	$(2,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,822	21,467
Amortization of deferred financing costs	1,492	1,381
Amortization of debt discount	52	51
Deferred income taxes	960	(1,428)
Stock compensation expense	1,323	1,980
(Gain) loss on derivative instruments	(134)	231
(Gain) loss on disposal of assets	(46)	86
Changes in operating assets and liabilities:
Sales (purchases) of trading securities	368	(4,311)
Accounts receivable	1,173	(5,032)
Insurance receivable	7,417	—
Income tax receivable	(2,650)	933
Prepaid expenses and other assets	(12,143)	(5,635)
Accounts payable and accrued liabilities	18,848	15,100
Net cash provided by operating activities	40,143	22,500

Investing activities:
Purchase of property and equipment	(42,955)	(14,572)
Restricted cash and investments	(524)	(509)
Net cash used in investing activities	(43,479)	(15,081)

Financing activities:
Principal payments on debt	(1,493)	(1,484)
Net (repayments) borrowings on line of credit	—	(13,000)
Payment of deferred financing costs	(223)	(272)
Proceeds from exercise of stock options	—	13
Net cash used in financing activities	(1,716)	(14,743)

Net decrease in cash and cash equivalents	(5,052)	(7,324)
Cash and cash equivalents, beginning of period	94,461	75,178
Cash and cash equivalents, end of the period	$89,409	$67,854

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate fourteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Biloxi, Natchez and Vicksburg, Mississippi; Kansas City, Boonville and Caruthersville, Missouri; Bettendorf, Davenport, Marquette and Waterloo, Iowa; and Pompano Beach, Florida.  Our Biloxi casino is currently under contract for sale which we expect to close before the end of calendar 2012, subject to regulatory approval. We are currently constructing a new gaming facility in Cape Girardeau, Missouri, which we expect to open by November 1, 2012, subject to regulatory approval.

2.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In managements’ opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results presented. The accompanying interim condensed consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 29, 2012 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2013 is a 52-week year which commenced on April 30, 2012 and fiscal 2012 was a 53-week year, which commenced on April 25, 2011, with the fourth quarter having 14 weeks.

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

3. Discontinued Operations

During fiscal 2012, we entered into a definitive agreement to sell our Biloxi, Mississippi casino operations for $45,000 subject to certain working capital adjustments and regulatory approvals.  As a result, the balance sheet items related to Biloxi have been classified as held for sale and the results of operations are presented as discontinued operations.

The results of our discontinued operations are summarized as follows:

	Discontinued Operatons
	Three Months Ended
	July 29,	July 24,
	2012	2011
Net revenues	$17,567	$18,203
Pretax income (loss) from discontinued operations	1,917	(472)
Income tax (provision) benefit from discontinued operations	—	708
Income from discontinued operations	1,917	236

The assets held for sale and liabilities related to assets held for sale are as follows:

July 29,
2012
Current assets:
Accounts receivable, net	$522
Prepaid expenses and other assets	1,923
Total current assets	2,445
Property and equipment, net	45,000
Total assets	47,445

Current liabilities
Accounts payable	1,686
Other accrued liabilities	2,901
Total current liabilities	4,587

Net assets	$42,858

4. Flooding

Flooding along the Mississippi River caused five of our properties to close for portions of the three months ended July 24, 2011.  A summary of the closure dates and subsequent reopening is as follows:

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

(B)  The second casino barge reopened on September 2, 2011 after flood damage was remediated.

5.  Long-Term Debt

Long-term debt consists of the following:

	July 29,	April 29,
	2012	2012
Senior Secured Credit Facility:
Revolving line of credit, expires November 1, 2013, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$—	$—
Variable rate term loans, mature November 1, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	493,750	495,000

7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,078	298,026
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	357,275	357,275
Other	3,888	4,130
	1,152,991	1,154,431
Less current maturities	5,402	5,393
Long-term debt	$1,147,589	$1,149,038

Credit Facility - Our Senior Secured Credit Facility, as amended (“Credit Facility”), consists of a $300,000 revolving line of credit and a $500,000 term loan.  The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant subsidiaries.

Our net line of credit availability at July 29, 2012, as limited by our maximum leverage covenant, was approximately $277,000, after consideration of $29,000 in outstanding surety bonds and letters of credit. We pay a commitment fee related to the unused portion of the Credit Facility of up to 0.625% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the three months ended July 29, 2012 was 5.11%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a senior secured leverage ratio, a total leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with all covenants as of July 29, 2012.

7.75% Senior Notes — In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% (“7.75% Senior Notes”).  The net proceeds from the issuance were used to repay term loans under our Credit Facility.  The 7.75% Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 13.  All of the guarantor subsidiaries are wholly owned by us.  The 7.75% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness.  The 7.75% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2015, with call premiums as defined in the indenture governing the Senior Notes.

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

7% Senior Subordinated Notes - Our 7% Senior Subordinated Notes are due 2014 (“7% Subordinated Notes”) and are guaranteed, on a joint and several basis, by all of our significant subsidiaries and certain other subsidiaries as described in Note 13. All of the guarantor subsidiaries are wholly owned by us. The 7% Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 7% Subordinated Notes are redeemable, in whole or in part, at our option at any time with call premiums as defined in the indenture governing the Subordinated Notes.

The indenture governing the 7% Subordinated Notes limits, among other things, our ability and our restricted subsidiaries’ ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates or pay dividends on or repurchase stock. The indenture also limits our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

Subsequent Event - On August 7, 2012,  we completed the issuance and sale of $350,000 of 8.875% Senior Subordinated Notes due 2020 (the “New Subordinated Notes”) in a private offering. We received net proceeds of $343,000 for this issuance after deducting underwriting discounts. The  New Subordinated Notes are guaranteed, on a joint and several basis, by each our domestic subsidiaries that guarantee our Credit Facility. These New Subordinated Notes are general unsecured obligations, rank junior to all of our senior indebtedness and are redeemable, in whole or in part, at our option at any time on or after June 15, 2016, with call premiums as defined in the indenture governing the New Subordinated Notes. We are required to file a registration statement for an exchange offer of these New Subordinated Notes with the Securities and Exchange Commission within 180 days from the date of issuance.

Through August 22, 2012, we have repurchased and retired $338,231 of our $357,275, 7% Subordinated Notes with proceeds  from the issuance of the New Subordinated Notes. We intend to use the remaining net proceeds from the issuance of the New Subordinated Notes, together with cash on hand, and if necessary, borrowings under our Credit Facility, to redeem the remainder of our outstanding 7% Subordinated Notes on or before September 7, 2012.

Following completion of the issuance of the New Subordinated Notes and the retirement of the 7% Subordinated Notes, the maturities of our Credit Facility are extended to March 25, 2016 and March 25, 2017 for the revolving line of credit and term loans, respectively, based upon the Credit Facility indentures.

As a result of the above transactions, we expect to incur additional expense related to the write-off of deferred financing costs, issuance costs and other related fees of approximately $3,000, including $1,000 in non-cash charges, during the second quarter of fiscal 2013.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	July 29,	July 24,
	2012	2011
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$4,744	$(2,559)
Income from discontinued operations	1,917	236

Net income (loss)	$6,661	$(2,323)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	39,018,281	38,277,150
Effect of dilutive securities Employee stock options	16,999	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	39,035,280	38,277,150

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.07)
Income from discontinued operations	0.05	0.01
Net income (loss)	$0.17	$(0.06)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.07)
Income from discontinued operations	0.05	0.01
Net income (loss)	$0.17	$(0.06)

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Stock options representing 1,161,710 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted income per share for the three months ended July 29, 2012.  Due to the net loss for the three months ended July 24, 2011, stock options representing 107,549 shares, which are potentially dilutive, and 469,710 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted loss per share for that period.

7.  Stock Based Compensation

Under our 2009 Long Term Incentive Plan we have issued restricted stock and stock options.

Restricted Stock —During the first quarter ended July 29, 2012, we issued 330,634 shares of restricted stock with a weighted average grant-date fair value of $6.03 to employees.  Restricted stock awarded to employees under annual long-term incentive grants primarily vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Our estimate of forfeitures for restricted stock for employees is 5%. No forfeiture rate is estimated for directors. As of July 29, 2012, our unrecognized compensation cost for unvested restricted stock is $3,462 with a remaining weighted average vesting period of 1.4 years.

Restricted Stock Units—During the first quarter ended July 29, 2012, we granted restricted stock units (“RSUs”) containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 728,570 shares.  Any RSUs earned will vest 50% three years from the grant date and 50% four years from the grant date.  The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs is $2,350 to be recognized over the vesting periods. As of July 29, 2012, our unrecognized compensation cost for these RSUs is $2,179.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. We currently estimate our aggregate forfeiture rates at 11%. As of July 29, 2012, our unrecognized compensation cost for unvested stock options was $178 with a weighted average vesting period of 1.1 years.

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

The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	July 29, 2012	April 29, 2012
Interest rate swap contracts	Other long-term liabilities	$2,121	$2,493

The interest rate cap agreements meet the criteria for hedge accounting for cash flow hedges and have been evaluated, as of July 29, 2012, as being fully effective. As a result, there is no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements. The loss recorded in other comprehensive income (loss) for our interest rate cap agreements is recorded net of deferred income tax benefits of an immaterial amount and $8 as of July 29, 2012 and April 29, 2012, respectively. The change in unrealized loss on our derivatives qualifying for hedge accounting was an immaterial amount and $26 for the three months ended July 29, 2012 and July 24, 2011, respectively.

Our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income (expense) in the consolidated statement of operations. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of July 29, 2012, the weighted average fixed LIBOR interest rate of our interest rate swap agreement was 3.995%.

The loss recorded in other comprehensive income (loss) of our interest rate swap agreements is recorded net of deferred income tax benefits of $417 and $506, as of July 29, 2012 and April 29, 2012, respectively.

Derivative income (expense) related to the change in fair value of interest rate swap contracts is as follows:

	Three Months Ended
	July 29,	July 24,
	2012	2011
Derivative income (expense)	$372	$438

Derivative income (expense) realized associated with the amortization of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of ineffectiveness is as follows:

	Three Months Ended
	July 29,	July 24,
	2012	2011
Accumulated OCI amortization	$148	$418
Change in deferred taxes	90	251
Derivative income (expense)	(238)	(669)

The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $594, net of tax of $357, as of July 29, 2012.

9.  Fair Value

The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended July 29, 2012:

Interest
Rate
Hedges
Balance at April 29, 2012	$(2,493)
Realized gains/(losses)	372
Balance at July 29, 2012	$(2,121)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	July 29, 2012		April 29, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$89,409	$89,409	$94,461	$94,461
Marketable securities	24,575	24,575	24,943	24,943
Restricted cash	12,895	12,895	12,551	12,551
Notes receivable	704	704	1,293	1,293

Financial liabilities:
Revolving line of credit	$—	$—	$—	$—
Variable rate term loans	493,750	496,836	495,000	498,713
7.75% Senior notes	298,078	311,864	298,026	308,829
7% Senior subordinated notes	357,275	358,615	357,275	358,168
Other long-term debt	3,888	3,888	4,130	4,130
Other long-term obligations	16,799	16,799	16,556	16,556

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

The fair value of our long-term debt or other long-term obligations is estimated based on the quoted market price of the underlying debt issue (Level 1) or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to us for debt of similar remaining maturities (Level 3). Debt obligations with a short remaining maturity are valued at the carrying amount.

10.  Accumulated Other Comprehensive Income (Loss)

A detail of accumulated other comprehensive income (loss) is as follows:

	July 29, 2012	April 29, 2012
Interest rate cap contracts	$—	$(14)
Interest rate swap contracts	(693)	(841)
	$(693)	$(855)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Three Months Ended
	July 29,	July 24,
Type of Derivative Instrument	2012	2011
Interest rate cap contract	$14	$5
Interest rate swap contracts	148	418
	$162	$423

11.  Income Taxes

Our effective income tax provision (benefit) from continuing operations for the three months ended July 29, 2012 and July 24, 2011 were 21.7% and 37.9%, respectively, of pretax income. Our income tax provision (benefit) from continuing operations and our effective rate is based on statutory rates applied to our income adjusted for permanent differences and to account for changes in valuation allowances.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items, including fluctuations in valuation allowances, used in the calculation of our income tax benefit. During the first quarter ended July 24, 2011, the federal statute of limitations expired for the open tax years ending April 2006 and April 2007.

A summary of our income tax provision from continuing operations is as follows:

	Three Months Ended
	July 29, 2012	July 24, 2011
Federal taxes	$2,122	$(1,442)
State taxes	247	(288)
Permanent differences	256	230
Tax credits	(355)	(226)
Other	114	165
Valuation allowance	(1,066)	—
Income tax (benefit) provision from continuing operations	$1,318	$(1,561)

12.  Supplemental Disclosures

Cash Flow — For the three months ended July 29, 2012 and July 24, 2011, we made net cash payments for interest of $7,796 and $8,916, respectively. Additionally, we (made) received income tax (payments) refunds of ($2,892) and $109 during the three months ended July 29, 2012 and July 24, 2011, respectively.

For the three months ended July 29, 2012 and July 24, 2011, the change in accrued purchases of property and equipment in accounts payable increased by $4,563 and $630, respectively.

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

Consolidating condensed balance sheets as of July 29, 2012 and April 29, 2012 are as follows (in thousands):

	As of July 29, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$64,530	$118,852	$27,352	$(7,534)	$203,200
Intercompany receivables	669,933	(182,688)	(41,220)	(446,025)	—
Investments in subsidiaries	656,682	(29,794)	—	(626,888)	—
Property and equipment, net	9,087	939,758	32,121	—	980,966
Other assets	(7,762)	384,224	17,553	27,576	421,591
Total assets	$1,392,470	$1,230,352	$35,806	$(1,052,871)	$1,605,757

Current liabilities	$48,675	$100,474	$37,041	$(7,534)	$178,656
Intercompany payables	—	446,025	—	(446,025)	—
Long-term debt, less current maturities	1,144,103	3,050	436	—	1,147,589
Other accrued liabilities	7,926	37,532	14,712	27,576	87,746
Stockholders’ equity	191,766	643,271	(16,383)	(626,888)	191,766
Total liabilities and stockholders’ equity	$1,392,470	$1,230,352	$35,806	$(1,052,871)	$1,605,757

	As of April 29, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$52,532	$120,711	$29,324	$(284)	$202,283
Intercompany receivables	673,849	(176,882)	(50,942)	(446,025)	—
Investments in subsidiaries	644,424	(29,795)	—	(614,629)	—
Property and equipment, net	9,194	908,586	32,234	—	950,014
Other assets	(5,524)	384,469	17,209	26,519	422,673
Total assets	$1,374,475	$1,207,089	$27,825	$(1,034,419)	$1,574,970

Current liabilities	$37,509	$89,213	$29,690	$(296)	$156,116
Intercompany payables	—	446,025	—	(446,025)	—
Long-term debt, less current maturities	1,145,301	3,264	473	—	1,149,038
Other accrued liabilities	8,045	37,175	14,445	26,531	86,196
Stockholders’ equity	183,620	631,412	(16,783)	(614,629)	183,620
Total liabilities and stockholders’ equity	$1,374,475	$1,207,089	$27,825	$(1,034,419)	$1,574,970

Consolidating condensed statements of operations for the three months ended July 29, 2012 and July 24, 2011 are as follows (in thousands):

	For the Three Months Ended July 29, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$250,269	$—	$—	$250,269
Rooms, food, beverage, pari-mutuel and other	176	41,254	2,452	(2,446)	41,436
Gross revenues	176	291,523	2,452	(2,446)	291,705
Less promotional allowances	—	(55,882)	—	—	(55,882)
Net revenues	176	235,641	2,452	(2,446)	235,823

Operating expenses:
Casino	—	38,496	—	—	38,496
Gaming taxes	—	61,628	—	—	61,628
Rooms, food, beverage, pari-mutuel and other	9,462	84,227	1,450	(2,446)	92,693
Management fee expense (revenue)	(8,437)	8,437	—	—	—
Depreciation and amortization	489	16,195	138	—	16,822
Total operating expenses	1,514	208,983	1,588	(2,446)	209,639

Operating income (loss)	(1,338)	26,658	864	—	26,184
Interest expense, net	(11,071)	(8,971)	(214)	—	(20,256)
Gain on extinguishment of debt	—	—	—	—	—
Derivative income	134	—	—	—	134
Equity in income (loss) of subsidiaries	10,896	—	—	(10,896)	—
Income (loss) from continuing operations before income taxes and noncontolling interest	(1,379)	17,687	650	(10,896)	6,062
Income tax (provision) benefit	6,123	(7,192)	(249)	—	(1,318)
Income (loss) from continuining operations	4,744	10,495	401	(10,896)	4,744
Income (loss) of discontinued operations	1,917	1,292	—	(1,292)	1,917
Net income (loss)	$6,661	$11,787	$401	$(12,188)	$6,661

	For the Three Months Ended July 24, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$235,227	$—	$—	$235,227
Rooms, food, beverage, pari-mutuel and other	151	37,931	2,420	(2,403)	38,099
Gross revenues	151	273,158	2,420	(2,403)	273,326
Less promotional allowances	—	(45,722)	—	—	(45,722)
Net revenues	151	227,436	2,420	(2,403)	227,604

Operating expenses:
Casino	—	35,971	—	—	35,971
Gaming taxes	—	59,517	—	—	59,517
Rooms, food, beverage, pari-mutuel and other	12,889	82,981	1,780	(2,403)	95,247
Management fee expense (revenue)	(8,004)	8,004	—	—	—
Depreciation and amortization	433	18,605	138	—	19,176
Total operating expenses	5,318	205,078	1,918	(2,403)	209,911

Operating income (loss)	(5,167)	22,358	502	—	17,693
Interest expense, net	(6,487)	(14,963)	(132)	—	(21,582)
Gain on extinguishment of debt	—	—	—	—	—
Derivative income	(231)	—	—	—	(231)
Equity in income (loss) of subsidiaries	2,680	—	—	(2,680)	—
Income (loss) from continuing operations before income taxes and noncontolling interest	(9,205)	7,395	370	(2,680)	(4,120)
Income tax (provision) benefit	6,646	(2,912)	(2,173)	—	1,561
Income (loss) from continuining operations	(2,559)	4,483	(1,803)	(2,680)	(2,559)
Income (loss) of discontinued operations	236	(384)	—	384	236
Net income (loss)	$(2,323)	$4,099	$(1,803)	$(2,296)	$(2,323)

Consolidating condensed statements of cash flows for the three months ended July 29, 2012 and July 24, 2011 are as follows (in thousands):

	Three Months Ended July 29, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(12,275)	$43,174	$9,244	$—	$40,143
Net cash provided by (used in) investing activities	3,660	(42,510)	(712)	(3,917)	(43,479)
Net cash provided by (used in) financing activities	(1,473)	5,597	(9,757)	3,917	(1,716)
Net increase (decrease) in cash and cash equivalents	(10,088)	6,261	(1,225)	—	(5,052)
Cash and cash equivalents at beginning of the period	39,365	50,749	4,347	—	94,461
Cash and cash equivalents at end of the period	$29,277	$57,010	$3,122	$—	$89,409

	Three Months Ended July 24, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(1,814)	$21,226	$3,088	$—	$22,500
Net cash provided by (used in) investing activities	22,172	(14,502)	(222)	(22,529)	(15,081)
Net cash provided by (used in) financing activities	(14,509)	(15,996)	(6,767)	22,529	(14,743)
Net increase (decrease) in cash and cash equivalents	5,849	(9,272)	(3,901)	—	(7,324)
Cash and cash equivalents at beginning of the period	3,952	62,105	9,121	—	75,178
Cash and cash equivalents at end of the period	$9,801	$52,833	$5,220	$—	$67,854

14.  Commitments and Contingencies

Development Projects—Construction continues on schedule for our Isle Casino Cape Girardeau development. We currently estimate the cost of the project at approximately $135,000 and anticipate opening by November 1, 2012, subject to regulatory approval.  To date, we have incurred capital expenditures, including capitalized interest, of approximately $76,439.

On August 20, 2012, the Pennsylvania Supreme Court affirmed the decision of the Pennsylvania Gaming Conrol Board to award a Category 3 resort gaming license to the Nemacolin Woodlands Resort (“Nemacolin”) in Farmington, Pennsylvania.  We have an agreement with Nemacolin to complete the build-out of the casino space and provide management services of the casino. We are currently finalizing our construction plans and preparing to receive formal bids for the construction of the facility, while we work with the Pennsylvania Gaming Control Board through the remainder of the licensing process. We currently estimate the cost of the project to be at least $50,000 and construction is expected to take nine to twelve months once we begin.

Legal and Regulatory Proceedings—We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi - Vicksburg, are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of $1,979.  We filed a notice of appeal in November 2011. While the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty, we have accrued an estimated liability, including interest, of $2,067. We intend to continue a vigorous and appropriate appeal of this judgment.

Our wholly owned subsidiary, Lady Luck Gaming Corporation and several joint venture partners have been defendants in the Greek Civil Courts and the Greek Administrative Courts in similar lawsuits brought by the country of Greece. The actions allege that the defendants failed to make specified payments in connection with the gaming license bid process for Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuits, the action may seek damages up to that aggregate amount plus interest from the date of the action.

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

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through July 29, 2012, we have accrued an estimated liability including interest of $13,145. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 29, 2012.

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

Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 29, 2012 and by giving consideration to the following:

Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the fiscal quarters ended July 29, 2012, and July 24, 2011 are as follows:

Flooding—Due to flooding along the Mississippi River, five of our properties were closed for a portion of our first quarter ended July 24, 2011. A summary of the closure dates and subsequent reopening is as follows:

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

Increased Competition — From time to time, new or expanded facilities by our competitors impact our results. For example, competition from a new casino in Kansas opened during February 2012 negatively impacted our Kansas City casino and expansion by a competitor in February 2012 has negatively impacted our Pompano casino.

Income Tax Provision(Benefit) — During the fourth quarter of fiscal 2012, we recorded a valuation allowance reducing our deferred tax assets as a result of evaluating the expected net realizable value of our deferred tax assets, including our net operating loss carry forwards. The impact of reversing approximately $1.1 million of valuation allowance during the first quarter of fiscal 2013 has been to reduce our overall effective tax rate for continuing operations from 37.8% for the quarter ended July 24, 2011 to 21.7% for the quarter ended July 29, 2012.

Discontinued Operations

Agreement to Sell Biloxi —During March 2012, we entered into a definitive agreement to sell our subsidiary, which owns and operates our casino and hotel operations in Biloxi for $45 million subject to regulatory approval and other customary closing conditions.  We expect this transaction to close by the end of calendar 2012.

Revenues and Operating Expenses

Revenues and operating expenses for the three months ended July 29, 2012 and July 24, 2011 are as follows:

	Three Months Ended
	July 29,	July 24,		Percentage
(in thousands)	2012	2011	Variance	Variance
Revenues:
Casino	$250,269	$235,227	$15,042	6.4%
Rooms	8,630	8,472	158	1.9%
Food, beverage, pari-mutuel and other	32,806	29,627	3,179	10.7%
Gross revenues	291,705	273,326	18,379	6.7%
Less promotional allowances	(55,882)	(45,722)	(10,160)	22.2%
Net revenues	235,823	227,604	8,219	3.6%

Operating expenses:
Casino	38,496	35,971	2,525	7.0%
Gaming taxes	61,628	59,517	2,111	3.5%
Rooms	1,773	1,919	(146)	-7.6%
Food, beverage, pari-mutuel and other	10,104	9,953	151	1.5%
Marine and facilities	13,700	14,126	(426)	-3.0%
Marketing and administrative	57,956	56,947	1,009	1.8%
Corporate and development	8,473	12,266	(3,793)	-30.9%
Preopening expense	687	36	651	N/M
Depreciation and amortization	16,822	19,176	(2,354)	-12.3%
Total operating expenses	$209,639	$209,911	(272)	-0.1%

Casino — Casino revenues increased $15.0 million, or 6.4%, for the three months ended July 29, 2012, as compared to the same period in fiscal 2012. Casino revenues for our properties closed due to flooding in fiscal 2012 increased $13.5 million, or 31.8% for the three months ended July 29, 2012, as compared to the same period in fiscal 2012. In addition casino revenues increased $1.2 million at our Pompano property and $1.0 million at our Waterloo property.

Casino operating expenses increased $2.5 million, or 7.0%, for the three months ended July 29, 2012, as compared to the same period in the prior fiscal year. Due to flooding-related closures in the prior year, casino operating expenses for our properties closed in fiscal 2012 increased $1.9 million, or 27.9% for the three months ended July 29, 2012, as compared to the same period in fiscal 2012.

Gaming Taxes — State and local gaming taxes increased $2.1 million, or 3.5%, for the three months ended July 29, 2012, as compared to the same period in the prior fiscal year consistent with the increases in casino revenues.

Rooms — Rooms revenue and expense remained stable for the three months ended July 29, 2012, as compared to the same period in the prior fiscal year.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other revenues increased $3.2 million, or 10.7%, for the three months ended July 29, 2012, as compared to the same period in the prior fiscal year. Food, beverage, pari-mutuel and other revenue for our properties closed due to flooding in fiscal 2012 increased $2.0 million, or 45.4% for the three months ended July 29, 2012, as compared to the same period in fiscal 2012.

Food, beverage, pari-mutuel and other expenses increased $0.2 million, or 1.5%, for the three months ended July 29, 2012, as compared to the same period in the prior fiscal year. Food, beverage, pari-mutuel and other expense for our properties closed due to flooding in fiscal 2012 increased $0.2 million, or 20.9% for the three months ended July 29, 2012, as compared to the same period in fiscal 2012.

Promotional Allowances — Promotional allowances increased $10.2 million, or 22.2%, for the three months ended July 29, 2012, as compared to the same period in the prior fiscal year. Promotional allowances for our properties closed due to flooding increased $5.0 million, or 50.0% for the three months ended July 29, 2012, as compared to the same period in fiscal 2012. During the first quarter of fiscal 2013, we implemented our new customer loyalty program, Fan Club®, at five of our properties.  As of July 29, 2012, Fan Club® has been implemented at nine of our properties, with roll-out to remaining properties expected by the end of the fiscal year. Fan Club® allows customers greater choice in how to use their points for cash, free play or food.

Marine and Facilities —  Marine and facilities expenses decreased $0.4 million, or 3.0%, for the three months ended July 29, 2012 as compared to the same period in the prior fiscal year. Marine and facilities expense for our properties not closed due to flooding decreased $1.1 million, or 10.0% for the three months ended July 29, 2012, as compared to the same period in fiscal 2012 primarily reflecting cost savings from operating one vessel in Lake Charles and decreased spending for repairs and maintenance.

Marketing and Administrative —  Marketing and administrative expenses increased $1.0 million, or 1.8%, for the three months ended July 29, 2012 as compared to the same period in the prior fiscal year. Marketing and administrative expenses for our properties not closed due to flooding increased $1.6 million, or 3.2% for the three months ended July 29, 2012, as compared to the same period in fiscal 2011 reflecting increased marketing expenditures designed to increase market share and customer trials.

Corporate and Development — During the three months ended July 29, 2012, our corporate and development expenses were $8.5 million compared to $12.3 million for the three months ended July 24, 2011.  The decrease is primarily the result of decreased incentive compensation of $1.8 million and decreased insurance costs of $0.8 million compared to the same period of fiscal 2012.

Depreciation and Amortization — Depreciation and amortization expense for the three months ended July 29, 2012 decreased $2.4 million, as compared to the same period in the prior fiscal year, primarily due to certain assets becoming fully depreciated.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative expense and income tax (provision) benefit for the three months ended July 29, 2012 and July 24, 2011 are as follows:

	Three Months Ended
	July 29,	July 24,		Percentage
(in thousands)	2012	2011	Variance	Variance

Interest expense	$(20,431)	$(21,825)	$1,394	-6.4%
Interest income	175	243	(68)	-28.0%
Derivative income (expense)	134	(231)	365	-158.0%
Income tax (provision) benefit	(1,214)	1,561	(2,775)	-177.8%

Interest Expense — Interest expense decreased $1.4 million for the three months ended July 29, 2012, as compared to the same period in the prior fiscal year. This decrease primarily reflects the capitalization of interest associated with the construction of our new Cape Girardeau casino.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the three months ended July 29, 2012, we generated $40.1 million in cash flows from operating activities compared to generating $22.5 million during the three months ended July 24, 2011. The year over year increase in cash flows from operating activities is primarily the result of increased cash flows from operations as five of our properties were closed for a portion of the fiscal 2012 first quarter due to flooding.  Additionally, during fiscal 2013 we collected insurance receivables of $7.4 million related to flooding during the first quarter of fiscal 2012.

Cash Flows used in Investing Activities - During the three months ended July 29, 2012, we used $43.5 million for investing activities compared to using $15.1 million during the three months ended July 24, 2011. Significant investing activities for the three months ended July 29, 2012 included capital expenditures of $43.0 million, of which $27.7 million related to Cape Girardeau. Significant investing activities for the three months ended July 24, 2011 included capital expenditures of $14.6 million, of which $4.1 million related to Cape Girardeau and Nemacolin.

Cash Flows used in Financing Activities — During the three months ended July 29, 2012, our net cash flows used in financing activities were used primarily to repay our outstanding long-term debt of $1.5 million.  During the three months ended July 24, 2011, our net cash flows used in financing activities were used primarily to repay our outstanding long-term debt of $14.4 million.

Availability of Cash and Additional Capital - At July 29, 2012, we had cash and cash equivalents of $89.4 million and marketable securities of $24.6 million. As of July 29, 2012, we had no outstanding borrowings under our revolving credit and $493.8 million in term loans outstanding under the senior secured credit facility. Our line of credit availability at July 29, 2012 was approximately $277 million as limited by our leverage ratio.

On August 7, 2012,  we completed the issuance and sale of $350 million of 8.875% Senior Subordinated Notes due 2020 (the “New Subordinated Notes”) in a private offering. We received net proceeds of $343,000 for this issuance after deducting underwriting discounts. Through August 22, 2012, we have repurchased and retired $338.2 million of our $357.3 million, 7% Subordinated Notes with proceeds from the issuance of the New Subordinated Notes. We intend to use the remaining net proceeds from the issuance of the New Subordinated Notes, together with cash on hand or borrowings under our Credit Facility, to redeem the remainder of our outstanding 7% Subordinated Notes on or before September 7, 2012.

Following completion of the issuance of our New Subordinated Notes and the retirement of the 7% Subordinated Notes, the maturities of our Credit Facility are exended to March 25, 2016 and March 25, 2017 for the revolving line of credit and term loans, respectively, based on the terms of the Credit Facility indenture.

As a result of the above transactions, we expect to incur additional expense related to the write-off of deferred financing costs, issuance costs and other related fees of approximately $3.0 million, including $1.0 million in non-cash charges, during the second quarter of fiscal 2013.

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

Construction continues to proceed on our Isle Casino Cape Girardeau development.  We anticipate opening by November 1, 2012, subject to regulatory approvals.  We currently estimate the cost of the project at approximately $135 million and have incurred capital expenditures of $76.4 million, including capitalized interest, through July 29, 2012.  We expect to incur the majority of the remaining capital expenditures for our Cape Girardeau casino on or before December 31, 2012.

On August 20, 2012, the Pennsylvania Supreme Court affirmed the decision of the Pennsylvania Gaming Control Board to award a Category 3 resort gaming license to the Nemacolin Woodlands Resort in Farmington, Pennsylvania. We have a development and management agreement with Nemacolin to build and operate a casino. We are currently finalizing our construction plans and preparing to receive formal bids for the construction of the facility, while we work with the Pennsylvania Gaming Control Board through the remainder of the licensing process. We currently estimate the cost of the project to be at least $50 million and construction is expected to take approximately nine to twelve months once we begin. To date, we have incurred capital expenditures, including capitalized interest, of $1.2 million.

Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. During the three months ended July 29, 2012, we have incurred capital expenditures at our existing properties of $11 million.  For the balance of the current fiscal year, we estimate additional capital expenditures at our existing properties to be approximately $40 million excluding our Cape Girardeau development. Currently in process are several capital projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties, and rebranding our of Vicksburg property to a Lady Luck. Additionally we expect to make several other improvements to our properties including additional Farmers Pick buffets and other food and beverage outlets as well as ongoing maintenance capital. The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2012 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first quarter of fiscal year 2013, nor were there any material changes to the critical accounting policies and estimates set forth in our 2012 Annual Report.

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

We have entered into interest rate swap and cap arrangements with aggregate notional value of $150.0 million as of July 29, 2012. The swap agreement effectively converts portions of the Credit Facility variable debt to a fixed-rate basis until the swap agreement terminates, which occurs during fiscal years 2014.

Subsequent to our fiscal quarter ended July 29, 2012, we issued $350.0 million of 8.875% Subordinated Notes and began a process to redeem and tender our $357.3 million 7% Subordinated Notes.  When completed, these transactions will increase our fixed interest rate on $350 million of our outstanding debt by 1.875%.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 29, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 29, 2012, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the three months ended July 29, 2012.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                         MINE SAFETY DISCLOSURE

Not Applicable.

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

ISLE OF CAPRI CASINOS, INC.

Dated: August 31, 2012	/s/ DALE R. BLACK
Dale R. Black
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended July 29, 2012, filed on August 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.