Form 10-Q
period 2012-10-28
ISLE OF CAPRI CASINOS INC
filed 2012-12-04
CIK 863015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012

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

As of December 3, 2012, the Company had a total of 39,488,993 shares of Common Stock outstanding (which excludes 2,577,155 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	October 28,	April 29,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,479	$94,461
Marketable securities	24,277	24,943
Accounts receivable, net	8,007	6,941
Insurance receivable	—	7,497
Income taxes receivable	4,723	2,161
Deferred income taxes	615	627
Prepaid expenses and other assets	28,550	18,950
Assets held for sale	45,557	46,703
Total current assets	187,208	202,283
Property and equipment, net	1,009,406	950,014
Other assets:
Goodwill	330,903	330,903
Other intangible assets, net	61,167	56,586
Deferred financing costs, net	18,246	13,205
Restricted cash and investments	12,916	12,551
Prepaid deposits and other	7,469	9,428
Total assets	$1,627,315	$1,574,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,406	$5,393
Accounts payable	33,282	23,536
Accrued liabilities:
Payroll and related	37,043	38,566
Property and other taxes	25,168	19,522
Interest	14,099	9,296
Progressive jackpots and slot club awards	15,136	14,892
Liabilities related to assets held for sale	8,041	4,362
Other	40,777	40,549
Total current liabilities	178,952	156,116
Long-term debt, less current maturities	1,177,065	1,149,038
Deferred income taxes	35,804	36,057
Other accrued liabilities	32,162	33,583
Other long-term liabilities	16,489	16,556
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at October 28, 2012 and 42,066,148 at April 29, 2012	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	244,656	247,855
Retained earnings (deficit)	(26,650)	(26,658)
Accumulated other comprehensive (loss) income	(544)	(855)
	217,883	220,763
Treasury stock, 2,577,155 shares at October 28, 2012 and 3,083,867 at April 29, 2012	(31,040)	(37,143)
Total stockholders’ equity	186,843	183,620
Total liabilities and stockholders’ equity	$1,627,315	$1,574,970

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 28,	October 23,	October 28,	October 23,
	2012	2011	2012	2011
Revenues:
Casino	$234,648	$239,707	$484,917	$474,934
Rooms	8,328	8,419	16,958	16,891
Food, beverage, pari-mutuel and other	30,437	30,723	63,243	60,350
Insurance recoveries	—	111	—	111
Gross revenues	273,413	278,960	565,118	552,286
Less promotional allowances	(50,206)	(47,534)	(106,088)	(93,256)
Net revenues	223,207	231,426	459,030	459,030
Operating expenses:
Casino	36,802	38,172	75,298	74,143
Gaming taxes	58,619	59,435	120,247	118,952
Rooms	1,781	1,929	3,554	3,848
Food, beverage, pari-mutuel and other	9,217	9,590	19,321	19,543
Marine and facilities	13,888	14,933	27,588	29,059
Marketing and administrative	56,464	58,594	114,420	115,541
Corporate and development	10,777	9,327	19,250	21,593
Preopening expense	2,654	27	3,341	63
Depreciation and amortization	16,850	19,646	33,672	38,822
Total operating expenses	207,052	211,653	416,691	421,564
Operating income	16,155	19,773	42,339	37,466
Interest expense	(21,985)	(21,877)	(42,416)	(43,702)
Interest income	131	192	306	435
Derivative income (expense)	176	260	310	29

Income (loss) from continuing operations before income taxes	(5,523)	(1,652)	539	(5,772)
Income tax (provision) benefit	1,182	622	(136)	2,183
Income (loss) from continuing operations	(4,341)	(1,030)	403	(3,589)
Income from discontinued operations, net of income taxes	(2,312)	(427)	(395)	(191)
Net income (loss)	$(6,653)	$(1,457)	$8	$(3,780)

Income (loss) per common share-basic and dilutive:
Income (loss) from continuing operations	$(0.11)	$(0.03)	$0.01	$(0.09)
Income from discontinued operations, net of income taxes	(0.06)	(0.01)	(0.01)	(0.01)
Net income (loss)	$(0.17)	$(0.04)	$—	$(0.10)

Weighted average basic shares	39,336,134	38,753,049	39,177,208	38,515,099
Weighted average diluted shares	39,336,134	38,753,049	39,192,075	38,515,099

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 28,	October 23,	October 28,	October 23,
	2012	2011	2012	2011
Net income (loss)	$(6,653)	$(1,457)	$8	$(3,780)
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $88 and $178 for the three and six months ended October 28, 2012, respectively, and $252 and $503 for the three and six months ended October 23, 2011, respectively	149	418	297	836
Unrealized gain on interest rate cap contracts, net of income tax provision of $0 and $8 for the three and six months ended October 28, 2012, respectively, and $20 and $23 for the three and six months ended October 23, 2011, respectively	—	34	14	39
Other comprehensive income	149	452	311	875
Comprehensive income (loss)	$(6,504)	$(1,005)	$319	$(2,905)

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional	Retained	Comprehensive		Total
	Common	Common	Paid-in	Earnings	Income	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Stock	Equity
Balance, April 29, 2012	42,066,148	$421	$247,855	$(26,658)	$(855)	$(37,143)	$183,620
Net income	—	—	—	8	—	—	8
Other comprehensive income (loss), net of tax	—	—	—	—	311	—	311
Issuance of restricted stock from treasury stock	—	—	(6,103)	—	—	6,103	—
Stock compensation expense	—	—	2,904	—	—	—	2,904
Balance, October 28, 2012	42,066,148	$421	$244,656	$(26,650)	$(544)	$(31,040)	$186,843

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 28,	October 23,
	2012	2011
Operating activities:
Net income (loss)	$8	$(3,780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,672	43,334
Amortization of deferred financing costs	3,369	2,909
Amortization of debt discount	106	102
Deferred income taxes	(427)	(2,505)
Stock compensation expense	2,904	4,439
Valuation allowance	1,500	—
Gain on derivative instruments	(310)	(29)
(Gain) loss on disposal of assets	(52)	46
Changes in operating assets and liabilities:
Sales (purchases) of trading securities	666	(4,933)
Accounts receivable	(1,131)	1,329
Insurance receivable	7,497	(7,924)
Income tax receivable	(2,562)	541
Prepaid expenses and other assets	(7,761)	(1,273)
Accounts payable and accrued liabilities	19,047	1,153
Net cash provided by operating activities	56,526	33,409

Investing activities:
Purchase of property and equipment	(89,519)	(34,326)
Purchase of intangible asset	(5,000)	—
Restricted cash and investments	(512)	107
Net cash used in investing activities	(95,031)	(34,219)

Financing activities:
Principal payments on debt	(10,067)	(2,780)
Net borrowings (repayments) on line of credit	38,000	(5,000)
Payment of deferred financing costs	(8,410)	(394)
Proceeds from exercise of stock options	—	13
Net cash provided by (used in) financing activities	19,523	(8,161)

Net decrease in cash and cash equivalents	(18,982)	(8,971)
Cash and cash equivalents, beginning of period	94,461	75,178
Cash and cash equivalents, end of the period	$75,479	$66,207

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate fourteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Natchez and Vicksburg, Mississippi; Kansas City, Boonville and Caruthersville, Missouri; Bettendorf, Davenport, Marquette and Waterloo, Iowa; and Pompano Beach, Florida.  Subsequent to the end of the quarter, we opened our new gaming facility in Cape Girardeau, Missouri, on October 30, 2012 and completed the sale of our Biloxi, Mississippi casino on November 29, 2012.

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

We evaluated all subsequent events through the date of the issuance of the consolidated financial statements. Other than the sale of our Biloxi casino operations (See Note 3) and the Credit Facility Amendement (See Note 5), no material subsequent events have occurred that required recognition in the condensed consolidated financial statements.

3. Discontinued Operations

During fiscal 2012, we entered into a definitive agreement to sell our Biloxi, Mississippi casino operations for $45,000 subject to certain working capital adjustments and regulatory approvals.  During the three months ended October 28, 2012, we recorded a $1,500 valuation allowance reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement. The balance sheet items related to Biloxi have been classified as held for sale and the results of operations are presented as discontinued operations. This transaction was completed on November 29, 2012.

The results of our discontinued operations are summarized as follows:

	Discontinued Operatons
	Three Months Ended		Six Months Ended
	October 28,	October 23,	October 28,	October 23,
	2012	2011	2012	2011
Net revenues	$14,043	$16,045	$31,611	$34,248
Pretax loss from discontinued operations	(2,312)	(695)	(395)	(1,168)
Income tax benefit from discontinued operations	—	268	—	977
Loss from discontinued operations	(2,312)	(427)	(395)	(191)

The assets held for sale and liabilities related to assets held for sale are as follows:

October 28,
2012
Current assets:
Accounts receivable, net	$479
Prepaid expenses and other assets	1,578
Total current assets	2,057
Property and equipment, net	43,500
Total assets	45,557

Current liabilities
Accounts payable	1,553
Other accrued liabilities	6,488
Total current liabilities	8,041

Net assets	$37,516

4. Flooding

Flooding along the Mississippi River caused five of our properties to close for portions of the three and six months ended October 23, 2011.  A summary of the closure dates and subsequent reopening is as follows:

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

During fiscal 2012, we settled all of our claims with our insurance carriers and collected the insurance receivable recorded at April 29, 2012 during the six months ended October 28, 2012.

5.  Long-Term Debt

Long-term debt consists of the following:

	October 28,	April 29,
	2012	2012
Senior Secured Credit Facility:
Revolving line of credit, expires March 25, 2016, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$38,000	$—
Variable rate term loans, mature March 25, 2017, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	492,500	495,000

7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,132	298,026
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	—
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	—	357,275
Other	3,839	4,130
	1,182,471	1,154,431
Less current maturities	5,406	5,393
Long-term debt	$1,177,065	$1,149,038

Credit Facility - Our Senior Secured Credit Facility, as amended (“Credit Facility”), consists of a $300,000 revolving line of credit and a $500,000 term loan.  The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant subsidiaries.

Our net line of credit availability at October 28, 2012, as limited by our maximum senior secured leverage covenant, was approximately $199,000, after consideration of $27,000 in outstanding surety bonds and letters of credit. We pay a commitment fee related to the unused portion of the Credit Facility of up to 0.625% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the six months ended October 28, 2012 was 5.11%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a senior secured leverage ratio, a total leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with all covenants as of October 28, 2012.

In November 2012, we amended certain provisions of the Credit Facility to; 1) give us more flexibility to incur additional indebtedness, in certain circumstances, 2) increase our flexibility to incur asset sales, 3) modify our maximum allowed leverage covenant and 4) allow for the annualization of EBITDA during the first year of operations on new build projects.

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

8.875% Senior Subordinated Notes — On August 7, 2012, we completed the issuance and sale of $350,000 of 8.875% Senior Subordinated Notes due 2020 (the “New Subordinated Notes”) in a private offering. We received net proceeds of $343,000 for this issuance after deducting underwriting fees. The New Subordinated Notes are guaranteed, on a joint and several basis, by each our subsidiaries that guarantee our Credit Facility. These New Subordinated Notes are general unsecured obligations, rank junior to all of our senior indebtedness and are redeemable, in whole or in part, at our option at any time on or after June 15, 2016, with call premiums as defined in the indenture governing the New Subordinated Notes. As required by the terms of a registration rights agreement related to the New Subordinated Notes, we filed a registration statement for an exchange offer of these New Subordinated Notes with the Securities and Exchange Commission on September 25, 2012, which was declared effective on October 3, 2012.

We repurchased and retired all of our $357,275, 7% Senior Subordinated Notes with proceeds from the issuance of the New Subordinated Notes and cash on hand.

Following completion of the issuance of the New Subordinated Notes and the retirement of the 7% Subordinated Notes due 2014, the maturities of our Credit Facility are extended to March 25, 2016 and March 25, 2017 for the revolving line of credit and term loans, respectively, based upon the Credit Facility.

As a result of the above transactions, we incurred expenses related to the write-off of deferred financing costs, issuance costs and other related fees of approximately $2,500, including $1,000 in non-cash charges, during the second quarter of fiscal 2013.

In November 2012, pursuant to the exchange offer declared effective on October 3, 2012, we exchanged all of the unregistered New Subordinated Notes for new New Subordinated Notes registered under the Securities Act of 1933, as amended.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	October 28,	October 23,	October 28,	October 23,
	2012	2011	2012	2011
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(4,341)	$(1,030)	$403	$(3,589)
Loss from discontinued operations	(2,312)	(427)	(395)	(191)

Net income (loss)	$(6,653)	$(1,457)	$8	$(3,780)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	39,336,134	38,753,049	39,177,208	38,515,099
Effect of dilutive securities
Employee stock options	—	—	14,867	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	39,336,134	38,753,049	39,192,075	38,515,099

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.11)	$(0.03)	$0.01	$(0.09)
Loss from discontinued operations	(0.06)	(0.01)	(0.01)	(0.01)
Net income (loss)	$(0.17)	$(0.04)	$—	$(0.10)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.11)	$(0.03)	$0.01	$(0.09)
Loss from discontinued operations	(0.06)	(0.01)	(0.01)	(0.01)
Net income (loss)	$(0.17)	$(0.04)	$—	$(0.10)

Our basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Stock options representing 1,009,160 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted income per share for both the three and six months ended October 28, 2012.  Due to the loss from continuing operations for the three months ended October 28, 2012, stock options representing 30,236 shares, which are potentially dilutive, were excluded from the calculation of common shares for the diluted loss pershare for that period. Due to the loss from continuing operations for the three and six months ended October 23, 2011, stock options representing 22,045 and 38,074 shares, which are potentially dilutive, and 1,169,710 and 1,069,710 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted loss per share for that period.

7.  Stock Based Compensation

Under our Amended and Restated 2009 Long Term Stock Incentive Plan we have issued restricted stock units, restricted stock and stock options.

Restricted Stock Units—During the six months ended October 28, 2012, we granted restricted stock units (“RSUs”) containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,585,713 shares.  Any RSUs earned will vest 50% three years from the grant date and 50% four years from the grant date.  The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs is $4,669 to be recognized over the vesting periods. As of October 28, 2012, our unrecognized compensation cost for these RSUs is $4,326.

Restricted Stock —During the six months ended October 28, 2012, we issued 330,634 shares of restricted stock with a weighted average grant-date fair value of $6.03 to employees and 176,078 shares of restricted stock with a weighted-average grant date fair value of $6.53 to directors.  Restricted stock awarded to employees under annual long-term incentive grants primarily vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Our estimate of forfeitures for restricted stock for employees is 5%. No forfeiture rate is estimated for directors. As of October 28, 2012, our unrecognized compensation cost for unvested restricted stock is $3,251 with a remaining weighted average vesting period of 1.4 years.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. We currently estimate our aggregate forfeiture rates at 11%. As of October 28, 2012, our unrecognized compensation cost for unvested stock options was $128 with a weighted average vesting period of 0.7 years.

8.  Interest Rate Derivatives

We have entered into various interest rate derivative agreements in order to manage market risk on variable rate term loans outstanding. We have an interest rate swap agreement with an aggregate notional value of $50,000 with a maturity date in September 2013. As of October 28, 2012, all of our interest rate cap contracts have matured.

The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	October 28, 2012	April 29, 2012
Interest rate swap contracts	Accrued interest	$1,708	$—
Interest rate swap contracts	Other long-term liabilities	—	2,493

The interest rate cap agreements met the criteria for hedge accounting for cash flow hedges. As a result, there was no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements. The loss recorded in other comprehensive income (loss) for our interest rate cap agreements is recorded net of deferred income tax benefits of an immaterial amount and $8 as of October 28, 2012 and April 29, 2012, respectively. The change in unrealized loss on our derivatives qualifying for hedge accounting was an immaterial amount for the three and six months ended October 28, 2012.  The change in unrealized loss on our derivatives qualifying for hedge accounting was an immaterial amount and $26 for the three and six months ended October 23, 2011, respectively.

Our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income in the consolidated statement of operations. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of October 28, 2012, the weighted average fixed LIBOR interest rate of our interest rate swap agreement was 3.995%.

The loss recorded in other comprehensive income (loss) of our interest rate swap agreements is recorded net of deferred income tax benefits of $327 and $506, as of October 28, 2012 and April 29, 2012, respectively.

Derivative income related to the change in fair value of interest rate swap contracts is as follows:

	Three Months Ended		Six Months Ended
	October 28,	October 23,	October 28,	October 23,
	2012	2011	2012	2011
Derivative income	$413	$929	$785	$1,367

Derivative income realized associated with the amortization of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of ineffectiveness is as follows:

	Three Months Ended		Six Months Ended
	October 28,	October 23,	October 28,	October 23,
	2012	2011	2012	2011
Accumulated OCI amortization	$149	$418	$297	$836
Change in deferred taxes	88	252	178	503
Derivative income	237	670	475	1,339

The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $544, net of tax of $327, as of October 28, 2012.

9.  Fair Value

The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended October 28, 2012:

	Three Months Ended		Six Months Ended
	October 28,	October 23,	October 28,	October 23,
Interest Rate Hedges	2012	2011	2012	2011
Beginning Balance	$(2,121)	$(4,592)	$(2,493)	$(5,004)
Realized gains/(losses)	413	929	785	1,367
Unrealized gains/(losses)	—	—	—	(26)
Ending Balance	$(1,708)	$(3,663)	$(1,708)	$(3,663)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	October 28, 2012		April 29, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$75,479	$75,479	$94,461	$94,461
Marketable securities	24,277	24,277	24,943	24,943
Restricted cash	12,916	12,916	12,551	12,551
Notes receivable	96	96	1,293	1,293

Financial liabilities:
Revolving line of credit	$38,000	$35,340	$—	$—
Variable rate term loans	492,500	498,656	495,000	498,713
7.75% Senior notes	298,132	320,492	298,026	308,829
7% Senior subordinated notes	N/A	N/A	357,275	358,168
8.875% Senior subordinated notes	350,000	374,063	N/A	N/A
Other long-term debt	3,839	3,839	4,130	4,130
Other long-term obligations	16,489	16,489	16,556	16,556

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

10.  Accumulated Other Comprehensive Income (Loss)

A detail of accumulated other comprehensive income (loss) is as follows:

	October 28, 2012	April 29, 2012
Interest rate cap contracts	$—	$(14)
Interest rate swap contracts	(544)	(841)
	$(544)	$(855)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Three Months Ended		Six Months Ended
	October 28,	October 23,	October 28,	October 23,
Type of Derivative Instrument	2012	2011	2012	2011
Interest rate cap contract	$—	$34	$14	$39
Interest rate swap contracts	149	418	297	836
	$149	$452	$311	$875

11.  Income Taxes

Our effective income tax rates from continuing operations for the three and six months ended October 28, 2012 were 21.4% and 25.1%, respectively, of pretax income. Our effective income tax rates from continuing operations for the three and six months ended October 23, 2011 were 37.7% and 37.8%, respectively, of pretax income. Our income tax provision (benefit) from continuing operations and our effective rate are based on statutory rates applied to our income adjusted for permanent differences and to account for changes in valuation allowances.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items, including fluctuations in valuation allowances, used in the calculation of our income tax benefit.

A summary of our income tax provision from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	October 28,	October 23,	October 28,	October 23,
	2012	2011	2012	2011
Federal taxes	$(1,933)	$(578)	$189	$(2,020)
State taxes	(218)	(129)	29	(418)
Permanent differences	405	303	661	533
Tax credits	(355)	(370)	(710)	(596)
Other	(94)	152	20	318
Valuation allowance	1,013	—	(53)	—
Income tax (benefit) provision from continuing operations	$(1,182)	$(622)	$136	$(2,183)

12.  Supplemental Disclosures

Cash Flow — For the six months ended October 28, 2012 and October 23, 2011, we made net cash payments for interest of $38,059 and $42,225, respectively. Additionally, we made income tax payments of $2,892 and $371 during the six months ended October 28, 2012 and October 23, 2011, respectively.

For the six months ended October 28, 2012 and October 23, 2011, the change in accrued purchases of property and equipment in accounts payable increased by $3,074 and $890, respectively.

For the six months ended October 28, 2012 and October 23, 2011, we capitalized interest of $2,105 and $296, respectively, primarily related to construction of our casino in Cape Girardeau, Missouri.

13.  Consolidating Condensed Financial Information

Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7.75% Senior Notes and 8.875% Senior Subordinated Notes.

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7.75% Senior Notes and 8.875% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; CCSC/Blackhawk, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC Black Hawk County, Inc.; IOC Davenport, Inc.; IOC Holdings, L.L.C.; IOC Services, LLC.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino Vicksburg Partnership, L.P.; IOC Cape Girardeau, LLC; Isle of Capri Bettendorf Marina Corporation; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk Capital Corp.; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; P.P.I, Inc.; Riverboat Corporation of Mississippi; Riverboat Services, Inc.; and St. Charles Gaming Company, Inc.

Consolidating condensed balance sheets as of October 28, 2012 and April 29, 2012 are as follows (in thousands):

	As of October 28, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Balance Sheet	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets	$36,374	$126,104	$29,509	$(4,779)	$187,208
Intercompany receivables	708,620	(210,889)	(51,706)	(446,025)	—
Investments in subsidiaries	662,323	(29,794)	—	(632,529)	—
Property and equipment, net	8,868	968,259	32,279	—	1,009,406
Other assets	(243)	382,092	22,574	26,278	430,701
Total assets	$1,415,942	$1,235,772	$32,656	$(1,057,055)	$1,627,315

Current liabilities	$49,605	$101,199	$32,927	$(4,779)	$178,952
Intercompany payables	—	446,025	—	(446,025)	—
Long-term debt, less current maturities	1,173,632	3,035	398	—	1,177,065
Other accrued liabilities	5,862	37,338	14,977	26,278	84,455
Stockholders’ equity	186,843	648,175	(15,646)	(632,529)	186,843
Total liabilities and stockholders’ equity	$1,415,942	$1,235,772	$32,656	$(1,057,055)	$1,627,315

	As of April 29, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Balance Sheet	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets	$52,532	$120,711	$29,324	$(284)	$202,283
Intercompany receivables	673,849	(176,882)	(50,942)	(446,025)	—
Investments in subsidiaries	644,424	(29,795)	—	(614,629)	—
Property and equipment, net	9,194	908,586	32,234	—	950,014
Other assets	(5,524)	384,469	17,209	26,519	422,673
Total assets	$1,374,475	$1,207,089	$27,825	$(1,034,419)	$1,574,970

Current liabilities	$37,509	$89,213	$29,690	$(296)	$156,116
Intercompany payables	—	446,025	—	(446,025)	—
Long-term debt, less current maturities	1,145,301	3,264	473	—	1,149,038
Other accrued liabilities	8,045	37,175	14,445	26,531	86,196
Stockholders’ equity	183,620	631,412	(16,783)	(614,629)	183,620
Total liabilities and stockholders’ equity	$1,374,475	$1,207,089	$27,825	$(1,034,419)	$1,574,970

Consolidating condensed statements of operations for the three and six months ended October 28, 2012 and October 23, 2011 are as follows (in thousands):

	For the Three Months Ended October 28, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$234,648	$—	$—	$234,648
Rooms, food, beverage, pari-mutuel and other	165	38,594	2,260	(2,254)	38,765
Gross revenues	165	273,242	2,260	(2,254)	273,413
Less promotional allowances	—	(50,206)	—	—	(50,206)
Net revenues	165	223,036	2,260	(2,254)	223,207

Operating expenses:
Casino	—	36,802	—	—	36,802
Gaming taxes	—	58,619	—	—	58,619
Rooms, food, beverage, pari-mutuel and other	12,265	84,004	766	(2,254)	94,781
Management fee expense (revenue)	(7,671)	7,671	—	—	—
Depreciation and amortization	516	16,229	105	—	16,850
Total operating expenses	5,110	203,325	871	(2,254)	207,052

Operating income (loss)	(4,945)	19,711	1,389	—	16,155
Interest expense, net	(13,128)	(8,488)	(238)	—	(21,854)
Derivative income	176	—	—	—	176
Equity in income (loss) of subsidiaries	8,169	—	—	(8,169)	—
Income (loss) from continuing operations before income taxes	(9,728)	11,223	1,151	(8,169)	(5,523)
Income tax (provision) benefit	5,387	(3,791)	(414)	—	1,182
Income (loss) from continuining operations	(4,341)	7,432	737	(8,169)	(4,341)
Income (loss) of discontinued operations	(2,312)	(2,609)	—	2,609	(2,312)
Net income (loss)	$(6,653)	$4,823	$737	$(5,560)	$(6,653)

	For the Three Months Ended October 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$239,707	$—	$—	$239,707
Rooms, food, beverage, pari-mutuel and other	140	38,789	2,571	(2,247)	39,253
Gross revenues	140	278,496	2,571	(2,247)	278,960
Less promotional allowances	—	(47,534)	—	—	(47,534)
Net revenues	140	230,962	2,571	(2,247)	231,426

Operating expenses:
Casino	—	38,172	—	—	38,172
Gaming taxes	—	59,435	—	—	59,435
Rooms, food, beverage, pari-mutuel and other	8,947	85,073	2,627	(2,247)	94,400
Management fee expense (revenue)	(8,161)	8,161	—	—	—
Depreciation and amortization	569	18,939	138	—	19,646
Total operating expenses	1,355	209,780	2,765	(2,247)	211,653

Operating income (loss)	(1,215)	21,182	(194)	—	19,773
Interest expense, net	(6,341)	(15,189)	(155)	—	(21,685)
Derivative income	260	—	—	—	260
Equity in income (loss) of subsidiaries	3,805	—	—	(3,805)	—
Income (loss) from continuing operations before income taxes	(3,491)	5,993	(349)	(3,805)	(1,652)
Income tax (provision) benefit	2,461	(1,970)	131	—	622
Income (loss) from continuining operations	(1,030)	4,023	(218)	(3,805)	(1,030)
Income (loss) of discontinued operations	(427)	(973)	—	973	(427)
Net income (loss)	$(1,457)	$3,050	$(218)	$(2,832)	$(1,457)

	For the Six Months Ended October 28, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$484,917	$—	$—	$484,917
Rooms, food, beverage, pari-mutuel and other	341	79,849	4,711	(4,700)	80,201
Gross revenues	341	564,766	4,711	(4,700)	565,118
Less promotional allowances	—	(106,088)	—	—	(106,088)
Net revenues	341	458,678	4,711	(4,700)	459,030

Operating expenses:
Casino	—	75,298	—	—	75,298
Gaming taxes	—	120,247	—	—	120,247
Rooms, food, beverage, pari-mutuel and other	21,728	168,230	2,216	(4,700)	187,474
Management fee expense (revenue)	(16,108)	16,108	—	—	—
Depreciation and amortization	1,005	32,424	243	—	33,672
Total operating expenses	6,625	412,307	2,459	(4,700)	416,691

Operating income (loss)	(6,284)	46,371	2,252	—	42,339
Interest expense, net	(24,199)	(17,459)	(452)	—	(42,110)
Derivative income	310	—	—	—	310
Equity in income (loss) of subsidiaries	19,065	—	—	(19,065)	—
Income (loss) from continuing operations before income taxes	(11,108)	28,912	1,800	(19,065)	539
Income tax (provision) benefit	11,511	(10,983)	(664)	—	(136)
Income (loss) from continuining operations	403	17,929	1,136	(19,065)	403
Income (loss) of discontinued operations	(395)	(1,317)	—	1,317	(395)
Net income (loss)	$8	$16,612	$1,136	$(17,748)	$8

	For the Six Months Ended October 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$474,934	$—	$—	$474,934
Rooms, food, beverage, pari-mutuel and other	291	76,720	4,991	(4,650)	77,352
Gross revenues	291	551,654	4,991	(4,650)	552,286
Less promotional allowances	—	(93,256)	—	—	(93,256)
Net revenues	291	458,398	4,991	(4,650)	459,030

Operating expenses:
Casino	—	74,143	—	—	74,143
Gaming taxes	—	118,952	—	—	118,952
Rooms, food, beverage, pari-mutuel and other	21,836	168,054	4,407	(4,650)	189,647
Management fee expense (revenue)	(16,165)	16,165	—	—	—
Depreciation and amortization	1,002	37,544	276	—	38,822
Total operating expenses	6,673	414,858	4,683	(4,650)	421,564

Operating income (loss)	(6,382)	43,540	308	—	37,466
Interest expense, net	(12,828)	(30,152)	(287)	—	(43,267)
Derivative income	29	—	—	—	29
Equity in income (loss) of subsidiaries	6,486	—	—	(6,486)	—
Income (loss) from continuing operations before income taxes	(12,695)	13,388	21	(6,486)	(5,772)
Income tax (provision) benefit	9,106	(4,881)	(2,042)	—	2,183
Income (loss) from continuining operations	(3,589)	8,507	(2,021)	(6,486)	(3,589)
Income (loss) of discontinued operations	(191)	(1,357)	—	1,357	(191)
Net income (loss)	$(3,780)	$7,150	$(2,021)	$(5,129)	$(3,780)

Consolidating condensed statements of cash flows for the three months ended October 28, 2012 and October 23, 2011 are as follows (in thousands):

	Six Months Ended October 28, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$(16,621)	$65,922	$7,225	$—	$56,526
Net cash provided by (used in) investing activities	(35,228)	(88,431)	(6,142)	34,770	(95,031)
Net cash provided by (used in) financing activities	19,815	33,782	696	(34,770)	19,523
Net increase (decrease) in cash and cash equivalents	(32,034)	11,273	1,779	—	(18,982)
Cash and cash equivalents at beginning of the period	39,365	50,749	4,347	—	94,461
Cash and cash equivalents at end of the period	$7,331	$62,022	$6,126	$—	$75,479

	Six Months Ended October 23, 2011
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$(12,832)	$45,046	$1,195	$—	$33,409
Net cash provided by (used in) investing activities	24,482	(32,762)	(1,030)	(24,909)	(34,219)
Net cash provided by (used in) financing activities	(7,881)	(21,106)	(4,083)	24,909	(8,161)
Net increase (decrease) in cash and cash equivalents	3,769	(8,822)	(3,918)	—	(8,971)
Cash and cash equivalents at beginning of the period	3,952	62,105	9,121	—	75,178
Cash and cash equivalents at end of the period	$7,721	$53,283	$5,203	$—	$66,207

14.  Commitments and Contingencies

Development Projects—We opened our Isle Casino Cape Girardeau on October 30, 2012 with an estimated cost of $135,000. To date, we have incurred cash-based capital expenditures, including capitalized interest, of approximately $108,980.

On August 20, 2012, the Pennsylvania Supreme Court affirmed the decision of the Pennsylvania Gaming Conrol Board to award a Category 3 resort gaming license to the Nemacolin Woodlands Resort (“Nemacolin”) in Farmington, Pennsylvania.  We have an agreement with Nemacolin to complete the build-out of the casino space and provide management services of the casino. We currently estimate the project cost to be approximately $57,000 to $60,000 and we expect to open Lady Luck Nemacolin during summer 2013.  To date, we have incurred capital expenditres, including capitalized interest, of approximately $1,400.

Legal and Regulatory Proceedings—We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi - Vicksburg, are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of $1,979.  We filed a notice of appeal in November 2011. While the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty, we have accrued an estimated liability, including interest, of $2,093. We intend to continue a vigorous and appropriate appeal of this judgment.

We have been named as a defendant in a complaint filed in the Circuit Court for Broward County, Florida. The complaint alleges we sent unsolicited fax advertisements in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the “TCPA”), and seeks to certify a class action.  The complaint seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs and injunction relief. The TCPA provides for statutory damages of $0.5 for each violation ($1.5 for willful violations). Discovery is currently underway and we intend to vigorously defend ourselves.  This matter is subject to additional discovery and other legal proceedings and while the ultimate outcome is unknown, we have accrued $1,000 as our current estimate of the most probable outcome of this matter.

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

In the Administrative Court lawsuit, the Administrative Court of First Instance rejected the lawsuit stating that it was not competent to hear the matter. Greece then appealed to the Administrative Appeal Court, which court rejected the appeal in 2003. Greece then appealed to the Supreme Administrative Court, which remanded the matter back to the Administrative Appeal Court for a hearing on the merits. The re-hearing took place in 2006, and in 2008 the Administrative Appeal Court rejected Greece’s appeal on procedural grounds. On December 22, 2008 and January 23, 2009, Greece appealed the ruling to the Supreme Administrative Court. A hearing was held during November 2012.  The Supreme Administrative Court requested both parties file briefs within 90 days.

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through October 28, 2012, we have accrued an estimated liability including interest of $13,448. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

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

Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the fiscal quarters ended October 28, 2012, and October 23, 2011 are as follows:

Construction Distruption — During fiscal 2013 we have been remodeling our main hotel tower at our Lake Charles property and the casino at our Vicksburg property. As a result, certain areas of these properties may not be accessable to our customers during the construction period resulting in a loss of revenues.

Increased Competition — From time to time, new or expanded facilities by our competitors impact our results. For example, competition from a new casino in Kansas opened during February 2012 negatively impacted our Kansas City casino and expansion by a competitor in February 2012 has negatively impacted our Pompano casino.  Expansions by Arkansas based competitors have negatively impacted our Lula property.

Flooding—Due to flooding along the Mississippi River, five of our properties were closed for portions of the six months ended October 23, 2011. A summary of the closure dates and subsequent reopening is as follows:

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

Income Tax Provision(Benefit) — During the fourth quarter of fiscal 2012 we recorded a valuation allowance reducing our deferred tax assets, as a result of evaluating the expected net realizable value of our deferred tax assets, including our net operating loss carry forwards. Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items, including fluctuations in valuation allowances, used in the calculation of our income tax benefit.

Discontinued Operations

Sale of Biloxi —During March 2012, we entered into a definitive agreement to sell our subsidiary, which owns and operates our casino and hotel operations in Biloxi for $45 million subject to regulatory approval and other customary closing conditions.  During the three months ended October 28, 2012, we recorded a $1.5 million valuation allowance reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement. This transaction was completed on November 29, 2012.

Revenues and Operating Expenses

Revenues and operating expenses for the three  and six months ended October 28, 2012 and October 23, 2011 are as follows:

	Three Months Ended
	October 28,	October 23,		Percentage
(in thousands)	2012	2011	Variance	Variance
Revenues:
Casino	$234,648	$239,707	$(5,059)	-2.1%
Rooms	8,328	8,419	(91)	-1.1%
Food, beverage, pari-mutuel and other	30,437	30,723	(286)	-0.9%
Insurance recoveries	—	111	(111)	-100.0%
Gross revenues	273,413	278,960	(5,547)	-2.0%
Less promotional allowances	(50,206)	(47,534)	(2,672)	5.6%
Net revenues	223,207	231,426	(8,219)	-3.6%

Operating expenses:
Casino	36,802	38,172	(1,370)	-3.6%
Gaming taxes	58,619	59,435	(816)	-1.4%
Rooms	1,781	1,929	(148)	-7.7%
Food, beverage, pari-mutuel and other	9,217	9,590	(373)	-3.9%
Marine and facilities	13,888	14,933	(1,045)	-7.0%
Marketing and administrative	56,464	58,594	(2,130)	-3.6%
Corporate and development	10,777	9,327	1,450	15.5%
Preopening expense	2,654	27	2,627	N/M
Depreciation and amortization	16,850	19,646	(2,796)	-14.2%
Total operating expenses	$207,052	$211,653	(4,601)	-2.2%

	Six Months Ended
	October 28,	October 23,		Percentage
(in thousands)	2012	2011	Variance	Variance
Revenues:
Casino	$484,917	$474,934	$9,983	2.1%
Rooms	16,958	16,891	67	0.4%
Food, beverage, pari-mutuel and other	63,243	60,350	2,893	4.8%
Insurance recoveries	—	111	(111)	-100.0%
Gross revenues	565,118	552,286	12,832	2.3%
Less promotional allowances	(106,088)	(93,256)	(12,832)	13.8%
Net revenues	459,030	459,030	—	0.0%

Operating expenses:
Casino	75,298	74,143	1,155	1.6%
Gaming taxes	120,247	118,952	1,295	1.1%
Rooms	3,554	3,848	(294)	-7.6%
Food, beverage, pari-mutuel and other	19,321	19,543	(222)	-1.1%
Marine and facilities	27,588	29,059	(1,471)	-5.1%
Marketing and administrative	114,420	115,541	(1,121)	-1.0%
Corporate and development	19,250	21,593	(2,343)	-10.9%
Preopening expense	3,341	63	3,278	N/M
Depreciation and amortization	33,672	38,822	(5,150)	-13.3%
Total operating expenses	$416,691	$421,564	(4,873)	-1.2%

Casino — Casino revenues decreased $5.1 million, or 2.1%, for the three months ended October 28, 2012, as compared to the same period in fiscal 2012. Casino revenues were impacted by construction disruption at our Lake Charles and Vicksburg properties, which had decreases of $1.5 million and $1.6 million, respectively, as compared to the same period in fiscal 2012. Our Lula and Kansas City properties had decreased casino revenues of $1.4 million and $1.3 million, respectively, as a result of increased competition. In addition casino revenues increased $1.1 million at our Pompano property and $1.0 million at our Waterloo property.

Casino operating expenses decreased $1.4 million, or 3.6%, for the three months ended October 28, 2012, as compared to the same period in the prior fiscal year, commensurate with casino revenues.

Casino revenues increased $10.0 million, or 2.1%, for the six months ended October 28, 2012, as compared to the same period in fiscal 2012. Casino revenues for our properties closed due to flooding in fiscal 2012 increased $10.3 million, or 10.9%.  Casino revenues increased at our Pompano and Waterloo properties of $2.2 million and $2.0 million, respectively, offset by decreases in casino revenue at our Lake Charles and Kansas City properties of $1.9 million and $2.1 million, respectively.

Casino operating expenses increased $1.2 million, or 1.6%, for the six months ended October 28, 2012, as compared to the same period in the prior fiscal year.  Casino operating expenses for our properties closed due to flooding in fiscal 2012 increased $1.3 million, or 8.5%, for the six months ended October 28, 2012, as compared to the same period in fiscal 2012.

Gaming Taxes — State and local gaming taxes decreased $0.8 million, or 1.4%, and increased $1.2 million or 1.1%, for the three and six months ended October 28, 2012, respectively, as compared to the same period in the prior fiscal year consistent with the changes in casino revenues.

Rooms — Rooms revenue and expense remained stable for the three and six months ended October 28, 2012, as compared to the same period in the prior fiscal year.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other revenues decreased $0.3 million, or 0.9%, for the three months ended October 28, 2012, as compared to the same period in the prior fiscal year.

Food, beverage, pari-mutuel and other expenses decreased $0.4 million, or 3.9%, for the three months ended October 28, 2012, as compared to the same period in the prior fiscal year.

Food, beverage, pari-mutuel and other revenues increased $2.9 million, or 4.8%, for the six months ended October 28, 2012, as compared to the same period in the prior fiscal year.  Food, beverage, pari-mutuel and other revenue for our properties closed due to flooding in fiscal 2012 increased $1.3 million, or 12.9% for the six months ended October 28, 2012, as compared to the same period in fiscal 2012.

Food, beverage, pari-mutuel and other expenses decreased $0.2 million, or 1.1%, for the six months ended October 28, 2012, as compared to the same period in the prior fiscal year. Food, beverage, pari-mutuel and other expense for our properties closed due to flooding in fiscal 2012 increased $0.2 million, or 7.2% for the six months ended October 28, 2012, as compared to the same period in fiscal 2012.

Promotional Allowances — Promotional allowances increased $2.7 million, or 5.6%, for the three months ended October 28, 2012, as compared to the same period in the prior fiscal year.

Promotional allowances increased $12.8 million, or 13.8%, for the six months ended October 28, 2012, as compared to the same period in the prior fiscal year. Promotional allowances for our properties closed due to flooding increased $5.2 million, or 23.6%, for the six months ended October 28, 2012, as compared to the same period in fiscal 2012. During the first quarter of fiscal 2013, we implemented our new customer loyalty program,

Fan Club®, at five of our properties.  As of October 28, 2012, Fan Club® has been implemented at nine of our properties, with roll-out to remaining properties expected by the end of the fiscal year. Fan Club® allows customers greater choice in how to use their points for cash, free play or food. Implementation of Fan Club® as well as changes to our promotions also resulted in increased promotional costs.

Marine and Facilities —  Marine and facilities expenses decreased $1.0 million, or 7.0%, for the three months ended October 28, 2012 as compared to the same period in the prior fiscal year, primarily reflecting cost savings from operating one vessel in Lake Charles.

Marine and facilities expenses decreased $1.5 million, or 5.1%, for the six months ended October 28, 2012 as compared to the same period in the prior fiscal year. Marine and facilities expense for our properties not closed due to flooding decreased $2.5 million, or 10.7% for the six months ended October 28, 2012, as compared to the same period in fiscal 2012 primarily reflecting cost savings from operating one vessel in Lake Charles and decreased spending for repairs and maintenance.

Marketing and Administrative —  Marketing and administrative expenses decreased $2.1 million, or 3.6%, for the three months ended October 28, 2012 as compared to the same period in the prior fiscal year primarily reflecting year our year reductions in insurance costs.

Marketing and administrative expenses decreased $1.1 million, or 1.0%, for the six months ended October 28, 2012 as compared to the same period in the prior fiscal year. Marketing and administrative expenses for our properties not closed due to flooding decreased $4.2 million, or 4.8% for the six months ended October 28, 2012, as compared to the same period in fiscal 2012 reflecting reductions in our insurance and, repairs and maintenance expenses.

Corporate and Development — During the three months ended October 28, 2012, our corporate and development expenses were $10.8 million compared to $9.3 million for the three months ended October 23, 2011.  The increase is primarily the result of debt refinancing costs of $1.5 million and increased legal expenses of $1.0 million in the quarter, offset by lower insurance costs and stock compensation expenses.  During the six months ended October 28, 2012, our corporate and development expenses decreased $2.3 million compared to the same period in the prior fiscal year, primarily due to decreased insurance costs of $1.6 million, decreased stock based compensation expense of $1.4 million and an unfavorable franchise tax settlement of $0.5 million in the prior year, offset by debt refinancing expenses in the current year of $1.5 million and increased legal expense of $1.0 million.

Depreciation and Amortization — Depreciation and amortization expense for the three and six months ended October 28, 2012 decreased $2.8 million and $5.2 million, respectively, as compared to the same period in the prior fiscal year, primarily due to certain assets becoming fully depreciated.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative income and income tax (provision) benefit for the three months ended October 28, 2012 and October 23, 2011 are as follows:

	Three Months Ended
	October 28,	October 23,		Percentage
(in thousands)	2012	2011	Variance	Variance

Interest expense	$(21,985)	$(21,877)	$(108)	0.5%
Interest income	131	192	(61)	-31.8%
Derivative income	176	260	(84)	-32.3%
Income tax (provision) benefit	1,182	622	560	90.0%

	October 28,	October 23,		Percentage
(in thousands)	2012	2011	Variance	Variance

Interest expense	$(42,416)	$(43,702)	$1,286	-2.9%
Interest income	306	435	(129)	-29.7%
Derivative income	310	29	281	969.0%
Income tax (provision) benefit	(136)	2,183	(2,319)	-106.2%

Interest Expense — Interest expense remained relatively flat for the three months ended October 28, 2012, as compared to the same period in the prior fiscal year. This change primarily reflects the write-off of deferred financing costs of $1.0 million, offset by the capitalization of interest associated with the construction of our new Cape Girardeau casino.  Interest expense decreased $1.3 million for the six months ended October 28, 2012, as compared to the same period in the prior fiscal year. This decrease primarily reflects the capitalization of interest associated with the construction of our new Cape Girardeau casino.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the six months ended October 28, 2012, we generated $56.5 million in cash flows from operating activities compared to generating $33.4 million during the six months ended October 23, 2011. The year over year increase in cash flows from operating activities is primarily the result of five of our properties being closed for a portion of fiscal 2012 due to flooding.  Additionally, during the six months ended October 28, 2012, we collected insurance receivables of $7.5 million related to flooding during fiscal 2012.

Cash Flows used in Investing Activities - During the six months ended October 28, 2012, we used $95.0 million for investing activities compared to using $34.2 million during the six months ended October 23, 2011. Significant investing activities for the six months ended October 28, 2012 included capital expenditures of $89.5 million, of which $60.2 million related to Cape Girardeau. Significant investing activities for the six months ended October 23, 2011 included capital expenditures of $34.3 million, of which $12.4 million related to Cape Girardeau and Nemacolin.

Cash Flows used in Financing Activities — During the six months ended October 28, 2012, our net cash flows provided by financing activities were $19.5 million, including $38.0 million in borrowings under the revolving line of credit, debt repayments of $10.1 million and payments for deferred financing costs of $8.4 million.  During the six months ended October 23, 2011, our net cash flows used in financing activities were used primarily to repay our outstanding long-term debt of $7.8 million.

Availability of Cash and Additional Capital - At October 28, 2012, we had cash and cash equivalents of $75.5 million and marketable securities of $24.3 million. As of October 28, 2012, we had $38.0 million in outstanding borrowings under our revolving credit and $492.5 million in term loans outstanding under the senior secured credit facility. Our line of credit availability at October 28, 2012 was approximately $199 million as limited by our senior secured leverage ratio.

On August 7, 2012,  we completed the issuance and sale of $350 million of 8.875% Senior Subordinated Notes due 2020 in a private offering. We received net proceeds of $343 million for this issuance after deducting underwriting fees. We repurchased and retired our $357.3 million 7% Senior Subordinated Notes due 2014 with proceeds from the issuance of the New Subordinated Notes and cash on hand.

Following completion of the issuance of our New Subordinated Notes and the retirement of the 7% Subordinated Notes due 2014, the maturities of our Credit Facility are exended to March 25, 2016 and March 25, 2017 for the revolving line of credit and term loans, respectively, based on the terms of the Credit Facility.

In November 2012, we amended certain provisions of the Credit Facility to; 1) give us more flexibility to incur additional indebtedness, in certain circumstances, 2) increase our flexibility to incur asset sales, 3) modify our maximum allowed leverage covenant and 4) allow for the annualization of EBITDA during the first year of operations on new build projects.

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

We opened our Isle Casino Cape Girardeau casino development on October 30, 2012.   We have incurred cash-based capital expenditures of $109.0 million, including capitalized interest, through October 28, 2012.  We expect to incur the majority of the remaining capital expenditures related to this project on or before December 31, 2012, with total project costs estimated at $135 million.

On August 20, 2012, the Pennsylvania Supreme Court affirmed the decision of the Pennsylvania Gaming Control Board to award a Category 3 resort gaming license to the Nemacolin Woodlands Resort in Farmington, Pennsylvania. We have a development and management agreement with Nemacolin to build and operate a casino. We currently estimate the cost of the project to be approximately $57 million to  $60 million and expect to open Lady Luck Nemacolin during summery 2013. To date, we have incurred capital expenditures, including capitalized interest, of $1.4 million.

Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. During the six months ended October 28, 2012, we have incurred capital expenditures at our existing properties of $20.3 million.  For the balance of the current fiscal year, we estimate additional capital expenditures at our existing properties to be approximately $80 million to $90 million, including maintenance capital, final costs in Cape Girardeau and construction costs in Nemacolin of approximately $20 million to $30 million. Currently in process are several capital projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties, and rebranding our of Vicksburg property to a Lady Luck. Additionally we expect to make several other improvements to our properties including additional Farmers Pick buffets and other food and beverage outlets as well as ongoing maintenance capital. The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2012 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the second quarter of fiscal year 2013, nor were there any material changes to the critical accounting policies and estimates set forth in our 2012 Annual Report.

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

We have an interest rate swap agreement with a notional value of $50.0 million as of October 28, 2012. The swap agreement effectively converts portions of the Credit Facility variable debt to a fixed-rate basis until the swap agreement terminates, which occurs in September 2013.

During our fiscal quarter ended October 28, 2012, we issued $350.0 million of 8.875% Subordinated Notes and tendered our $357.3 million 7% Subordinated Notes.  These transactions increased our fixed interest rate on $350 million of our outstanding debt by 1.875%.

The maturities of our revolving line of credit and our variable rate term loans under our Credit Facilty have been extended to March 25, 2016 and March 25, 2017, respectively.  Minimum annual principal payments under our variable rate term loans are $5 million.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 28, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 28, 2012, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended October 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the six months ended October 28, 2012.

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

ISLE OF CAPRI CASINOS, INC.

Dated: December 4, 2012	/s/ DALE R. BLACK
Dale R. Black
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
4.1

Indenture, dated as of August 7, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 9, 2012)

4.2

Registration Rights Agreement, dated August 7, 2012, among the Company, the guarantors named therein and Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers named therein (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 9, 2012)

4.3

First Supplemental Indenture, dated as of August 7, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 9, 2012)

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

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q as of and for the three and six months ended October 28, 2012, filed on December 4, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.