Form 10-Q
period 2013-01-27
ISLE OF CAPRI CASINOS INC
filed 2013-02-20
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2013

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

As of February 18, 2013, the Company had a total of 39,502,080 shares of Common Stock outstanding (which excludes 2,564,068 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	January 27,	April 29,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,830	$94,461
Marketable securities	25,136	24,943
Accounts receivable, net	9,583	6,941
Insurance receivable	—	7,497
Income taxes receivable	4,409	2,161
Deferred income taxes	1,841	627
Prepaid expenses and other assets	25,736	18,950
Assets held for sale	—	46,703
Total current assets	134,535	202,283
Property and equipment, net	1,016,796	950,014
Other assets:
Goodwill	330,903	330,903
Other intangible assets, net	60,957	56,586
Deferred financing costs, net	17,832	13,205
Restricted cash and investments	12,930	12,551
Prepaid deposits and other	7,169	9,428
Total assets	$1,581,122	$1,574,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,410	$5,393
Accounts payable	32,879	23,536
Accrued liabilities:
Payroll and related	37,305	38,566
Property and other taxes	20,395	19,522
Interest	15,840	9,296
Progressive jackpots and slot club awards	15,790	14,892
Liabilities related to assets held for sale	—	4,362
Other	33,895	40,549
Total current liabilities	161,514	156,116
Long-term debt, less current maturities	1,147,817	1,149,038
Deferred income taxes	36,370	36,057
Other accrued liabilities	32,717	33,583
Other long-term liabilities	16,732	16,556
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued:
42,066,148 at January 27, 2013 and 42,066,148 at April 29, 2012	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	245,782	247,855
Retained earnings (deficit)	(28,836)	(26,658)
Accumulated other comprehensive (loss) income	(396)	(855)
	216,971	220,763
Treasury stock, 2,573,769 shares at January 27, 2013 and 3,083,867 at April 29, 2012	(30,999)	(37,143)
Total stockholders’ equity	185,972	183,620
Total liabilities and stockholders’ equity	$1,581,122	$1,574,970

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27,	January 22,	January 27,	January 22,
	2013	2012	2013	2012
Revenues:
Casino	$248,404	$236,649	$733,321	$711,583
Rooms	6,830	6,916	23,788	23,807
Food, beverage, pari-mutuel and other	32,749	30,935	95,992	91,285
Insurance recoveries	—	872	—	983
Gross revenues	287,983	275,372	853,101	827,658
Less promotional allowances	(49,888)	(48,051)	(155,976)	(141,307)
Net revenues	238,095	227,321	697,125	686,351
Operating expenses:
Casino	39,166	37,700	114,464	111,843
Gaming taxes	63,289	59,603	183,536	178,555
Rooms	1,405	1,417	4,959	5,265
Food, beverage, pari-mutuel and other	10,987	9,553	30,308	29,096
Marine and facilities	13,979	13,745	41,567	42,804
Marketing and administrative	61,012	57,294	175,432	172,835
Corporate and development	7,506	7,824	26,756	29,417
Preopening expense	978	68	4,319	131
Depreciation and amortization	19,390	19,304	53,062	58,126
Total operating expenses	217,712	206,508	634,403	628,072
Operating income	20,383	20,813	62,722	58,279
Interest expense	(22,009)	(21,737)	(64,425)	(65,439)
Interest income	100	185	406	620
Derivative income	222	223	532	252

Loss from continuing operations before income taxes	(1,304)	(516)	(765)	(6,288)
Income tax benefit	302	200	166	2,383
Loss from continuing operations	(1,002)	(316)	(599)	(3,905)
Loss from discontinued operations, net of income taxes	(1,184)	(866)	(1,579)	(1,057)
Net loss	$(2,186)	$(1,182)	$(2,178)	$(4,962)

Loss per common share-basic and dilutive:
Loss from continuing operations	$(0.03)	$(0.01)	$(0.02)	$(0.10)
Loss from discontinued operations, net of income taxes	(0.03)	(0.02)	(0.04)	(0.03)
Net loss	$(0.06)	$(0.03)	$(0.06)	$(0.13)

Weighted average basic shares	39,488,480	38,982,281	39,280,965	38,670,827
Weighted average diluted shares	39,488,480	38,982,281	39,280,965	38,670,827

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 27,	January 22,	January 27,	January 22,
	2013	2012	2013	2012
Net loss	$(2,186)	$(1,182)	$(2,178)	$(4,962)
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $90 and $268 for the three and nine months ended January 27, 2013, respectively, and $198 and $700 for the three and nine months ended January 22, 2012, respectively	148	328	445	1,164
Unrealized gain on interest rate cap contracts, net of income tax provision of $- and $8 for the three and nine months ended January 27, 2013, respectively, and $13 and $36 for the three and nine months ended January 22, 2012, respectively	—	20	14	59
Other comprehensive income	148	348	459	1,223
Comprehensive loss	$(2,038)	$(834)	$(1,719)	$(3,739)

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
	Shares of		Additional	Retained	Comprehensive		Total
	Common	Common	Paid-in	Earnings	Income	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Stock	Equity
Balance, April 29, 2012	42,066,148	$421	$247,855	$(26,658)	$(855)	$(37,143)	$183,620
Net loss	—	—	—	(2,178)	—	—	(2,178)
Other comprehensive income (loss), net of tax	—	—	—	—	459	—	459
Issuance of restricted stock from treasury stock, net of forfeitures	—	—	(6,144)	—	—	6,144	—
Stock compensation expense	—	—	4,079	—	—	—	4,079
Other	—		(8)	—	—	—	(8)
Balance, January 27, 2013	42,066,148	$421	$245,782	$(28,836)	$(396)	$(30,999)	$185,972

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

(Unaudited)

	Nine Months Ended
	January 27,	January 22,
	2013	2012
Operating activities:
Net loss	$(2,178)	$(4,962)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,062	64,739
Amortization of deferred financing costs	4,220	4,439
Amortization of debt discount	163	155
Deferred income taxes	(1,178)	(3,290)
Stock compensation expense	4,079	6,317
Valuation allowance on Biloxi assets held for sale	1,500	—
Gain on derivative instruments	(532)	(252)
Loss on disposal of assets	2	18
Changes in operating assets and liabilities:
Purchases of trading securities	(194)	(3,477)
Accounts receivable	(2,072)	2,014
Insurance receivable	7,497	(3,471)
Income tax receivable	(2,248)	(106)
Prepaid expenses and other assets	(4,477)	2,258
Accounts payable and accrued liabilities	21,868	6,126
Net cash provided by operating activities	79,512	70,508

Investing activities:
Purchase of property and equipment	(123,570)	(45,965)
Payment for intangible asset	(5,000)	—
Proceeds from asset sales, net	33,200	—
Restricted cash and investments	(560)	163
Net cash used in investing activities	(95,930)	(45,802)

Financing activities:
Principal payments on long-term debt	(361,366)	(4,078)
Proceeds from the issuance of long-term debt	350,000	—
Net borrowings (repayments) on line of credit	10,000	(23,000)
Payment of deferred financing costs	(8,847)	(393)
Proceeds from exercise of stock options	—	13
Net cash used in financing activities	(10,213)	(27,458)

Net decrease in cash and cash equivalents	(26,631)	(2,752)
Cash and cash equivalents, beginning of period	94,461	75,178
Cash and cash equivalents, end of the period	$67,830	$72,426

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate fourteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Natchez and Vicksburg, Mississippi; Kansas City, Boonville, Cape Girardeau and Caruthersville, Missouri; Bettendorf, Davenport, Marquette and Waterloo, Iowa; and Pompano Beach, Florida.

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

We evaluated all subsequent events through the date of the issuance of the consolidated financial statements. Other than the agreement with Tower Investments, Inc (See Note 14), no material subsequent events have occurred that required recognition in the condensed consolidated financial statements.

3. Discontinued Operations

On November 29, 2012, we completed the sale of our Biloxi, Mississippi casino operations. The balance sheet items related to Biloxi were classified as held for sale at April 29, 2012 and the results of operations are presented as discontinued operations for all periods presented. During the nine months ended January 27, 2013, we recorded a $1,500 valuation allowance reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement.

The results of our discontinued operations are summarized as follows:

	Discontinued Operatons
	Three Months Ended		Nine Months Ended
	January 27,	January 22,	January 27,	January 22,
	2013	2012	2013	2012
Net revenues	$4,496	$14,927	$36,107	$49,175
Pretax loss from discontinued operations	(1,184)	(1,414)	(1,579)	(2,581)
Income tax benefit from discontinued operations	—	548	—	1,524
Loss from discontinued operations	(1,184)	(866)	(1,579)	(1,057)

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

During fiscal 2012, we settled all of our claims with our insurance carriers and collected the insurance receivable recorded at April 29, 2012 during the nine months ended January 27, 2013.

5.  Long-Term Debt

Long-term debt consists of the following:

	January 27,	April 29,
	2013	2012
Senior Secured Credit Facility:
Revolving line of credit, expires March 25, 2016, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$10,000	$—
Variable rate term loans, mature March 25, 2017, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	491,250	495,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,189	298,026
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	—
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	—	357,275
Other	3,788	4,130
	1,153,227	1,154,431
Less current maturities	5,410	5,393
Long-term debt	$1,147,817	$1,149,038

Credit Facility - Our Senior Secured Credit Facility, as amended (“Credit Facility”), consists of a $300,000 revolving line of credit and a $500,000 term loan.  The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by all of our significant subsidiaries.

Our net line of credit availability at January 27, 2013, as limited by our maximum senior secured leverage covenant, was approximately $243,000, after consideration of $30,000 in outstanding surety bonds and letters of credit. We pay a commitment fee related to the unused portion of the Credit Facility of up to 0.625% which is included in interest expense in the accompanying consolidated statements of operations.  The weighted average effective interest rate of the Credit Facility for the nine months ended January 27, 2013 was 5.10%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a senior secured leverage ratio, a total leverage ratio and minimum interest coverage ratio.  The Credit Facility also restricts our ability to make certain investments or distributions.  We were in compliance with all covenants as of January 27, 2013.

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

As a result of the above transactions, we incurred expenses related to the write-off of deferred financing costs, issuance costs and other related fees of approximately $2,500, including $1,000 in non-cash charges, during the nine months ended January 27, 2013.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	January, 27	January, 22	January, 27	January, 22
	2013	2012	2013	2012
Numerator:
Loss applicable to common shares:
Loss from continuing operations	$(1,002)	$(316)	$(599)	$(3,905)
Loss from discontinued operations	(1,184)	(866)	(1,579)	(1,057)

Net loss	$(2,186)	$(1,182)	$(2,178)	$(4,962)

Denominator:
Denominator for basic loss per share - weighted average shares	39,488,480	39,982,281	39,280,965	38,670,827
Effect of dilutive securities
Employee stock options	—	—	—	—
Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	39,488,480	39,982,281	39,280,965	38,670,827

Basic loss per share:
Loss from continuing operations	$(0.03)	$(0.01)	$(0.02)	$(0.10)
Loss from discontinued operations	(0.03)	(0.02)	(0.04)	(0.03)
Net loss	$(0.06)	$(0.03)	$(0.06)	$(0.13)

Diluted loss per share:
Loss from continuing operations	$(0.03)	$(0.01)	$(0.02)	$(0.10)
Loss from discontinued operations	(0.03)	(0.02)	(0.04)	(0.03)
Net loss	$(0.06)	$(0.03)	$(0.06)	$(0.13)

Our basic loss per share are computed by dividing net loss by the weighted average number of shares outstanding for the period. Due to the loss from continuing operations for the three and nine months ended January 27, 2013, stock options representing 18,041 and 22,206 shares, which are potentially dilutive, and 1,009,160 and 1,009,160 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted loss per share for that period. Due to the loss from continuing operations for the three and nine months ended January 22, 2012, stock options representing zero and 21,655 shares, which are potentially dilutive, and 1,279,710 and 1,069,710 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted loss per share for that period. As the minimum market performance conditions related to our restricted stock units have not been achieved as of January 27, 2013, 1,714,286 shares have been excluded from the calculation of diluted earnings per share for our three and nine months then ended.

7.  Stock Based Compensation

Under our Amended and Restated 2009 Long Term Stock Incentive Plan we have issued restricted stock units, restricted stock and stock options.

Restricted Stock Units—During the nine months ended January 27, 2013, we granted restricted stock units (“RSUs”) containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,714,286 shares.  Any RSUs earned will vest 50% on April 26, 2015 and 50% on April 24, 2016.  The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs is $4,932 to be recognized over the vesting periods. As of January 27, 2013, our unrecognized compensation cost for these RSUs is $4,211.

Restricted Stock —During the nine months ended January 27, 2013, we issued 350,634 shares of restricted stock with a weighted average grant-date fair value of $6.01 to employees and 176,078 shares of restricted stock with a weighted-average grant date fair value of $6.53 to directors.  Restricted stock awarded to employees under annual long-term incentive grants primarily vests one-third on each anniversary of the grant date and for directors vests one-half on the grant date and one-half on the first anniversary of the grant date. Our estimate of forfeitures for restricted stock for employees is 5%. No forfeiture rate is estimated for directors. As of January 27, 2013, our unrecognized compensation cost for unvested restricted stock is $2,695 with a remaining weighted average vesting period of 1.1 years.

Stock Options - We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, vested and exercisable in yearly installments of 20% commencing one year after the date of grant. As of January 27, 2013, our unrecognized compensation cost for unvested stock options was $87 with a weighted average vesting period of 0.5 years.

8.   Interest Rate Derivatives

We have entered into various interest rate derivative agreements in order to manage market risk on variable rate term loans outstanding. At January 27, 2013, we have an interest rate swap agreement with an aggregate notional value of $50,000 with a maturity date in September 2013. Previously we had additionally entered into interest rate cap contracts, which matured prior to January 27, 2013.

The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	January 27, 2013	April 29, 2012
Interest rate swap contracts	Accrued interest	$1,248	$—
Interest rate swap contracts	Other long-term liabilities	—	2,493

The interest rate cap agreements met the criteria for hedge accounting for cash flow hedges. As a result, there was no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements. The loss recorded in other comprehensive income (loss) for our interest rate cap agreements is recorded net of a deferred income tax benefit of $8 as of April 29, 2012. The change in unrealized loss on our derivatives qualifying for hedge accounting was an immaterial amount for the three and nine months ended January 27, 2013.  The change in unrealized loss on our derivatives qualifying for hedge accounting was $0 and $26 for the three and nine months ended January 22, 2012, respectively.

Our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income in the consolidated statement of operations. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of January 27, 2013, the weighted average fixed LIBOR interest rate of our interest rate swap agreement was 3.995%.

The loss recorded in other comprehensive income (loss) of our interest rate swap agreements is recorded net of deferred income tax benefits of $238 and $506, as of January 27, 2013 and April 29, 2012, respectively.

Derivative income related to the change in fair value of interest rate swap contracts is as follows:

	Three Months Ended		Nine Months Ended
	January 27,	January 22,	January 27,	January 22,
	2013	2012	2013	2012
Derivative income	$460	$749	$1,245	$2,116

Derivative expense realized associated with the amortization of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of ineffectiveness is as follows:

	Three Months Ended		Nine Months Ended
	January 27,	January 22,	January 27,	January 22,
	2013	2012	2013	2012
Accumulated OCI amortization	$148	$328	$445	$1,164
Change in deferred taxes	90	198	268	700
Derivative income (expense)	(238)	(526)	(713)	(1,864)

The amount of accumulated other comprehensive income (loss) related to interest rate swap contracts and interest rate cap contracts maturing within the next twelve months was $396, net of tax of $238, as of January 27, 2013.

9.  Fair Value

The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended January 27, 2013:

	Three Months Ended		Nine Months Ended
	January 27,	January 22,	January 27,	January 22,
Interest Rate Hedges	2013	2012	2013	2012
Beginning Balance	$(1,708)	$(3,663)	$(2,493)	$(5,004)
Realized gains/(losses)	460	749	1,245	2,116
Unrealized gains/(losses)	—	(3)	—	(29)
Ending Balance	$(1,248)	$(2,917)	$(1,248)	$(2,917)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	January 27, 2013		April 29, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$67,830	$67,830	$94,461	$94,461
Marketable securities	25,136	25,136	24,943	24,943
Restricted cash	12,930	12,930	12,551	12,551
Notes receivable	96	96	1,293	1,293

Financial liabilities:
Revolving line of credit	$10,000	$9,300	$—	$—
Variable rate term loans	491,250	500,461	495,000	498,713
7.75% Senior notes	298,189	325,026	298,026	308,829
7% Senior subordinated notes	N/A	N/A	357,275	358,168
8.875% Senior subordinated notes	350,000	386,750	N/A	N/A
Other long-term debt	3,788	3,788	4,130	4,130
Other long-term obligations	16,732	16,732	16,556	16,556

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

10.  Accumulated Other Comprehensive Income (Loss)

A detail of accumulated other comprehensive income (loss) is as follows:

	January 27, 2013	April 29, 2012
Interest rate cap contracts	$—	$(14)
Interest rate swap contracts	(396)	(841)
	$(396)	$(855)

The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Three Months Ended		Nine Months Ended
	January 27,	January 22,	January 27,	January 22,
Type of Derivative Instrument	2013	2012	2013	2012
Interest rate cap contract	$—	$20	$14	$59
Interest rate swap contracts	148	328	445	1,164
	$148	$348	$459	$1,223

11.  Income Taxes

Our effective income tax rates from continuing operations for the three and nine months ended January 27, 2013 were 23.2% and 21.7%, respectively, of pretax income. Our effective income tax rates from continuing operations for the three and nine months ended January 22, 2012 were 38.8% and 37.9%, respectively, of pretax income. Our income tax provision (benefit) from continuing operations and our effective rate are based on statutory rates applied to our income adjusted for permanent differences and to account for changes in valuation allowances.  Our actual effective rate will fluctuate based upon the amount of our pretax book income, permanent differences and other items, including fluctuations in valuation allowances, used in the calculation of our income tax benefit.

A summary of our income tax benefit from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	January 27,	January 22,	January 27,	January 22,
	2013	2012	2013	2012
Federal taxes	$(457)	$(180)	$(268)	$(2,201)
State taxes	(67)	(55)	(38)	(473)
Permanent differences	337	347	998	880
Tax credits	(355)	(436)	(1,066)	(1,032)
Other	76	124	96	443
Valuation allowance	164	—	112	—
Income tax benefit from continuing operations	$(302)	$(200)	$(166)	$(2,383)

12.  Supplemental Disclosures

Cash Flow — For the nine months ended January 27, 2013 and January 22, 2012, we made net cash payments for interest of $57,239 and $50,820, respectively. Additionally, we made income tax payments of $3,073 and $947 during the nine months ended January 27, 2013 and January 22, 2012, respectively.

For the nine months ended January 27, 2013 and January 22, 2012, the change in accrued purchases of property and equipment in accounts payable decreased by $4,353 and increased by $5,194, respectively.

For the nine months ended January 27, 2013 and January 22, 2012, we capitalized interest of $2,330 and $575, respectively, primarily related to construction of our casino in Cape Girardeau, Missouri.

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

Consolidating condensed balance sheets as of January 27, 2013 and April 29, 2012 are as follows (in thousands):

	As of January 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$27,448	$81,353	$28,015	$(2,281)	$134,535
Intercompany receivables	631,769	(188,175)	(41,061)	(402,533)	—
Investments in subsidiaries	680,629	(29,794)	—	(650,835)	—
Property and equipment, net	8,569	987,934	20,293	—	1,016,796
Other assets	40,852	373,134	26,149	(10,344)	429,791
Total assets	$1,389,267	$1,224,452	$33,396	$(1,065,993)	$1,581,122

Current liabilities	$49,918	$80,097	$33,780	$(2,281)	$161,514
Intercompany payables	—	402,533	—	(402,533)	—
Long-term debt, less current maturities	1,147,247	210	360	—	1,147,817
Other accrued liabilities	6,130	74,785	15,248	(10,344)	85,819
Stockholders’ equity (deficit)	185,972	666,827	(15,992)	(650,835)	185,972
Total liabilities and stockholders’ equity	$1,389,267	$1,224,452	$33,396	$(1,065,993)	$1,581,122

	As of April 29, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$52,532	$120,711	$29,324	$(284)	$202,283
Intercompany receivables	673,849	(176,882)	(50,942)	(446,025)	—
Investments in subsidiaries	644,424	(29,795)	—	(614,629)	—
Property and equipment, net	9,194	908,586	32,234	—	950,014
Other assets	(5,524)	384,469	17,209	26,519	422,673
Total assets	$1,374,475	$1,207,089	$27,825	$(1,034,419)	$1,574,970

Current liabilities	$37,509	$89,213	$29,690	$(296)	$156,116
Intercompany payables	—	446,025	—	(446,025)	—
Long-term debt, less current maturities	1,145,301	3,264	473	—	1,149,038
Other accrued liabilities	8,045	37,175	14,445	26,531	86,196
Stockholders’ equity (deficit)	183,620	631,412	(16,783)	(614,629)	183,620
Total liabilities and stockholders’ equity	$1,374,475	$1,207,089	$27,825	$(1,034,419)	$1,574,970

Consolidating condensed statements of operations for the three and nine months ended January 27, 2013 and January 22, 2012 are as follows (in thousands):

	For the Three Months Ended January 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$248,404	$—	$—	$248,404
Rooms, food, beverage, pari-mutuel and other	205	39,368	2,179	(2,173)	39,579
Gross revenues	205	287,772	2,179	(2,173)	287,983
Less promotional allowances	—	(49,888)	—	—	(49,888)
Net revenues	205	237,884	2,179	(2,173)	238,095

Operating expenses:
Casino	—	39,166	—	—	39,166
Gaming taxes	—	63,289	—	—	63,289
Rooms, food, beverage, pari-mutuel and other	7,491	88,092	2,457	(2,173)	95,867
Management fee expense (revenue)	(8,302)	8,302	—	—	—
Depreciation and amortization	517	18,835	38	—	19,390
Total operating expenses	(294)	217,684	2,495	(2,173)	217,712

Operating income (loss)	499	20,200	(316)	—	20,383
Interest expense, net	(12,622)	(9,035)	(252)	—	(21,909)
Derivative income	222	—	—	—	222
Equity in income (loss) of subsidiaries	8,464	—	—	(8,464)	—
Income (loss) from continuing operations before income taxes	(3,437)	11,165	(568)	(8,464)	(1,304)
Income tax (provision) benefit	2,435	(2,355)	222	—	302
Income (loss) from continuining operations	(1,002)	8,810	(346)	(8,464)	(1,002)
Income (loss) of discontinued operations	(1,184)	(1,184)	—	1,184	(1,184)
Net income (loss)	$(2,186)	$7,626	$(346)	$(7,280)	$(2,186)

	For the Three Months Ended January 22, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$236,649	$—	$—	$236,649
Rooms, food, beverage, pari-mutuel and other	479	38,236	2,254	(2,246)	38,723
Gross revenues	479	274,885	2,254	(2,246)	275,372
Less promotional allowances	—	(48,051)	—	—	(48,051)
Net revenues	479	226,834	2,254	(2,246)	227,321

Operating expenses:
Casino	—	37,700	—	—	37,700
Gaming taxes	—	59,603	—	—	59,603
Rooms, food, beverage, pari-mutuel and other	8,744	82,076	1,327	(2,246)	89,901
Management fee expense (revenue)	(7,910)	7,910	—	—	—
Depreciation and amortization	489	18,677	138	—	19,304
Total operating expenses	1,323	205,966	1,465	(2,246)	206,508

Operating income (loss)	(844)	20,868	789	—	20,813
Interest expense, net	(6,022)	(15,365)	(165)	—	(21,552)
Derivative income	223	—	—	—	223
Equity in income (loss) of subsidiaries	4,692	—	—	(4,692)	—
Income (loss) from continuing operations before income taxes	(1,951)	5,503	624	(4,692)	(516)
Income tax (provision) benefit	1,635	(1,211)	(224)	—	200
Income (loss) from continuining operations	(316)	4,292	400	(4,692)	(316)
Income (loss) of discontinued operations	(866)	(1,306)	—	1,306	(866)
Net income (loss)	$(1,182)	$2,986	$400	$(3,386)	$(1,182)

	For the Nine Months Ended January 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$733,321	$—	$—	$733,321
Rooms, food, beverage, pari-mutuel and other	546	119,217	6,890	(6,873)	119,780
Gross revenues	546	852,538	6,890	(6,873)	853,101
Less promotional allowances	—	(155,976)	—	—	(155,976)
Net revenues	546	696,562	6,890	(6,873)	697,125

Operating expenses:
Casino	—	114,464	—	—	114,464
Gaming taxes	—	183,536	—	—	183,536
Rooms, food, beverage, pari-mutuel and other	29,220	256,321	4,673	(6,873)	283,341
Management fee expense (revenue)	(24,410)	24,410	—	—	—
Depreciation and amortization	1,522	51,259	281	—	53,062
Total operating expenses	6,332	629,990	4,954	(6,873)	634,403

Operating income (loss)	(5,786)	66,572	1,936	—	62,722
Interest expense, net	(36,820)	(26,495)	(704)	—	(64,019)
Derivative income	532	—	—	—	532
Equity in income (loss) of subsidiaries	27,529	—	—	(27,529)	—
Income (loss) from continuing operations before income taxes	(14,545)	40,077	1,232	(27,529)	(765)
Income tax (provision) benefit	13,946	(13,338)	(442)	—	166
Income (loss) from continuining operations	(599)	26,739	790	(27,529)	(599)
Income (loss) of discontinued operations	(1,579)	(2,502)	—	2,502	(1,579)
Net income (loss)	$(2,178)	$24,237	$790	$(25,027)	$(2,178)

	For the Nine Months Ended January 22, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Operations	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Revenues:
Casino	$—	$711,583	$—	$—	$711,583
Rooms, food, beverage, pari-mutuel and other	769	114,957	7,245	(6,896)	116,075
Gross revenues	769	826,540	7,245	(6,896)	827,658
Less promotional allowances	—	(141,307)	—	—	(141,307)
Net revenues	769	685,233	7,245	(6,896)	686,351

Operating expenses:
Casino	—	111,843	—	—	111,843
Gaming taxes	—	178,555	—	—	178,555
Rooms, food, beverage, pari-mutuel and other	30,580	250,130	5,734	(6,896)	279,548
Management fee expense (revenue)	(24,075)	24,075	—	—	—
Depreciation and amortization	1,491	56,221	414	—	58,126
Total operating expenses	7,996	620,824	6,148	(6,896)	628,072

Operating income (loss)	(7,227)	64,409	1,097	—	58,279
Interest expense, net	(18,850)	(45,517)	(452)	—	(64,819)
Derivative income	252	—	—	—	252
Equity in income (loss) of subsidiaries	11,179	—	—	(11,179)	—
Income (loss) from continuing operations before income taxes	(14,646)	18,892	645	(11,179)	(6,288)
Income tax (provision) benefit	10,741	(6,092)	(2,266)	—	2,383
Income (loss) from continuining operations	(3,905)	12,800	(1,621)	(11,179)	(3,905)
Income (loss) of discontinued operations	(1,057)	(2,663)	—	2,663	(1,057)
Net income (loss)	$(4,962)	$10,137	$(1,621)	$(8,516)	$(4,962)

Consolidating condensed statements of cash flows for the nine months ended January 27, 2013 and January 22, 2012 are as follows (in thousands):

	Nine Months Ended January 27, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$(46,926)	$126,002	$436	$—	$79,512
Net cash provided by (used in) investing activities	27,945	(85,467)	(9,672)	(28,736)	(95,930)
Net cash provided by (used in) financing activities	(9,872)	(37,803)	8,726	28,736	(10,213)
Net increase (decrease) in cash and cash equivalents	(28,853)	2,732	(510)	—	(26,631)
Cash and cash equivalents at beginning of the period	39,365	50,749	4,347	—	94,461
Cash and cash equivalents at end of the period	$10,512	$53,481	$3,837	$—	$67,830

	Nine Months Ended January 22, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
Statement of Cash Flows	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by (used in) operating activities	$3,240	$65,531	$1,737	$—	$70,508
Net cash provided by (used in) investing activities	28,588	(43,876)	(969)	(29,545)	(45,802)
Net cash provided by (used in) financing activities	(27,131)	(22,628)	(7,244)	29,545	(27,458)
Net increase (decrease) in cash and cash equivalents	4,697	(973)	(6,476)	—	(2,752)
Cash and cash equivalents at beginning of the period	3,952	62,105	9,121	—	75,178
Cash and cash equivalents at end of the period	$8,649	$61,132	$2,645	$—	$72,426

14.  Commitments and Contingencies

Development Projects—The Pennsylvania Gaming Control Board (“PGCB”) has selected the Nemacolin Woodlands Resort (“Nemacolin”) in Farmington, Pennsylvania to be awarded a Category 3 resort gaming license. We have an agreement with Nemacolin to complete the build-out of the casino space and provide management services of the casino. We currently estimate the project cost to be approximately $57,000 to $60,000, including licensing fees, and we expect to open Lady Luck Nemacolin during summer 2013.  To date, we have expended approximately $10,000.

Subsequent Event - On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia (the “Project”), proposed by Tower Entertainment, LLC (the “Tower JV”), if the Project is selected by the PGCB.  The Tower JV is one of six applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we loaned $25,000 to the Tower JV in the form of a stand-by letter of credit issued for the purpose of securing the Pennsylvania gaming license fee relating to the Project.  The $25,000 letter of credit can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to convert the $25,000 loan into a minority investment in the Tower JV.

Legal and Regulatory Proceedings—We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi - Vicksburg, are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of $1,979.  We filed a notice of appeal in November 2011 and oral arguments were held in January 2013. While the outcome of this matter is still in doubt and cannot be predicted with any degree of certainty, we have accrued an estimated liability, including interest, of $2,119. We intend to continue a vigorous and appropriate appeal of this judgment.

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

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through January 27, 2013, we have accrued an estimated liability including interest of $13,758. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments.  We continue to accrue interest on the asserted claim.  We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

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

Items Impacting Loss from Continuing Operations— Significant items impacting our loss from continuing operations during the fiscal quarters ended January 27, 2013, and January 22, 2012 are as follows:

Isle Casino Cape Girardeau Opening — We opened our new casino in Cape Girardeau, Missouri on October 30, 2012.

Construction Disruption — During fiscal 2013 we have undertook significant renovation projects at our Lake Charles and Vicksburg properties. In Lake Charles we renovated our main hotel tower which resulted in approximately 1/3 of the rooms being out of service at any given time. In Vicksburg we completely rebranded the property into a Lady Luck branded property. Both projects were substantially completed during the third quarter; however certain areas of these properties were not easily accessible to our customers during the construction periods which had a negative impact on our operating results.

Increased Competition — From time to time, new or expanded facilities by our competitors impact our results. For example, competition from a new casino in Natchez opened at the end of December 2012 has the potential to negatively impact our Natchez casino. Competition from a new casino in Kansas which opened during February 2012 has negatively impacted our Kansas City casino and expansion by a competitor in February 2012 has negatively impacted our Pompano casino.  Expansions by Arkansas based competitors have negatively impacted our Lula property.

Flooding in Fiscal 2012—Due to flooding along the Mississippi River, five of our properties were closed for portions of the nine months ended January 22, 2012. A summary of the closure dates and subsequent reopening is as follows:

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

Discontinued Operations

Sale of Biloxi —On November 29, 2012, we completed the sale of our Biloxi, Mississippi casino operations. During the nine months ended January 27, 2013, we recorded a $1.5 million valuation allowance reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement.

Revenues and Operating Expenses

Revenues and operating expenses for the three and nine months ended January 27, 2013 and January 22, 2012 are as follows:

	Three Months Ended
	January 27,	January 22,		Percentage
(in thousands)	2013	2012	Variance	Variance
Revenues:
Casino	$248,404	$236,649	$11,755	5.0%
Rooms	6,830	6,916	(86)	-1.2%
Food, beverage, pari-mutuel and other	32,749	30,935	1,814	5.9%
Insurance recoveries	—	872	(872)	N/M
Gross revenues	287,983	275,372	12,611	4.6%
Less promotional allowances	(49,888)	(48,051)	(1,837)	3.8%
Net revenues	238,095	227,321	10,774	4.7%

Operating expenses:
Casino	39,166	37,700	1,466	3.9%
Gaming taxes	63,289	59,603	3,686	6.2%
Rooms	1,405	1,417	(12)	-0.8%
Food, beverage, pari-mutuel and other	10,987	9,553	1,434	15.0%
Marine and facilities	13,979	13,745	234	1.7%
Marketing and administrative	61,012	57,294	3,718	6.5%
Corporate and development	7,506	7,824	(318)	-4.1%
Preopening expense	978	68	910	N/M
Depreciation and amortization	19,390	19,304	86	0.4%
Total operating expenses	$217,712	$206,508	11,204	5.4%

	Nine Months Ended
	January 27,	January 22,		Percentage
(in thousands)	2013	2012	Variance	Variance
Revenues:
Casino	$733,321	$711,583	$21,738	3.1%
Rooms	23,788	23,807	(19)	-0.1%
Food, beverage, pari-mutuel and other	95,992	91,285	4,707	5.2%
Insurance recoveries	—	983	(983)	N/M
Gross revenues	853,101	827,658	25,443	3.1%
Less promotional allowances	(155,976)	(141,307)	(14,669)	10.4%
Net revenues	697,125	686,351	10,774	1.6%

Operating expenses:
Casino	114,464	111,843	2,621	2.3%
Gaming taxes	183,536	178,555	4,981	2.8%
Rooms	4,959	5,265	(306)	-5.8%
Food, beverage, pari-mutuel and other	30,308	29,096	1,212	4.2%
Marine and facilities	41,567	42,804	(1,237)	-2.9%
Marketing and administrative	175,432	172,835	2,597	1.5%
Corporate and development	26,756	29,417	(2,661)	-9.0%
Preopening expense	4,319	131	4,188	N/M
Depreciation and amortization	53,062	58,126	(5,064)	-8.7%
Total operating expenses	$634,403	$628,072	6,331	1.0%

Casino — Casino revenues increased $11.8 million, or 5.0%, for the three months ended January 27, 2013, as compared to the same period in fiscal 2012. Excluding casino revenues of $15.4 million at our Cape Girardeau casino, which opened early in the quarter, casino revenues decreased $3.6 million. Casino revenues were impacted by construction disruption completed during the quarter at our Lake Charles and Vicksburg properties, which had decreases of $2.8 million and $0.4 million, respectively, as compared to the same period in fiscal 2012. Our Lula and Kansas City properties had decreased casino revenues of $1.4 million and $1.7 million, respectively, as a result of increased competition. Casino revenues increased $1.7 million at our Pompano property and $2.4 million at our Black Hawk properties.

Casino operating expenses increased $1.5 million, or 3.9%, for the three months ended January 27, 2013, as compared to the same period in the prior fiscal year.  Excluding casino operating expenses at our Cape Girardeau casino of $2.6 million, casino operating expenses decreased $1.1 million, commensurate with casino revenues.

Casino revenues increased $21.7 million, or 3.1%, for the nine months ended January 27, 2013, as compared to the same period in fiscal 2012. Excluding casino revenues of $15.4 million at our Cape Girardeau property, casino revenues increased $6.3 million, or 0.9%. Casino revenues for our properties closed due to flooding in fiscal 2012 increased $7.1 million, or 4.8%.  Casino revenues increased at our Pompano and Waterloo properties of $3.9 million and $2.6 million, respectively, offset by decreases in casino revenue at our Lake Charles and Kansas City properties of $4.7 million and $3.8 million, respectively.

Casino operating expenses increased $2.6 million, or 2.3%, for the nine months ended January 27, 2013, as compared to the same period in the prior fiscal year.  Excluding casino operating expenses of $2.6 million at our Cape Girardeau property, casino operating expenses were stable. Casino operating expenses for our properties closed due to flooding in fiscal 2012 increased $1.0 million, or 4.1%, for the nine months ended January 27, 2013, as compared to the same period in fiscal 2012.

Gaming Taxes — State and local gaming taxes increased $3.7 million, or 6.2%, and increased $5.0 million or 2.8%, for the three and nine months ended January 27, 2013, respectively, as compared to the same period in the prior fiscal year consistent with the changes in casino revenues.

Rooms — Rooms revenue and expense remained stable for the three and nine months ended January 27, 2013, as compared to the same period in the prior fiscal year.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other revenues increased $1.8 million, or 5.9%, for the three months ended January 27, 2013, as compared to the same period in the prior fiscal year. Excluding food and beverage and other revenues of $2.2 million at our Cape Girardeau property, food, beverage, pari-mutuel and other revenues decreased $0.4 million, or 1.2%.

Food, beverage, pari-mutuel and other expenses increased $1.4 million, or 15.0%, for the three months ended January 27, 2013, as compared to the same period in the prior fiscal year, of which $1.1 million related to our new Cape Girardeau casino.

Food, beverage, pari-mutuel and other revenues increased $4.7 million, or 5.2%, for the nine months ended January 27, 2013, as compared to the same period in the prior fiscal year.  Excluding food, beverage and other revenue of $2.2 million at our Cape Girardeau property, food, beverage, pari-mutuel and other revenues increased $2.5 million, or 2.7%.  Food, beverage, pari-mutuel and other revenue for our properties closed due to flooding in fiscal 2012 increased $0.7 million, or 4.4% for the nine months ended January 27, 2013, as compared to the same period in fiscal 2012.

Food, beverage, pari-mutuel and other expenses increased $1.2 million, or 4.2%, for the nine months ended January 27, 2013, as compared to the same period in the prior fiscal year. Excluding food, beverage and other expense of $1.1 million at our Cape Girardeau property, food, beverage, pari-mutuel and other expenses increased $0.1 million, or 0.3%.  Food, beverage, pari-mutuel and other expense for our properties closed due to flooding in fiscal 2012 increased $0.2 million, or 5.8% for the nine months ended January 27, 2013, as compared to the same period in fiscal 2012.

Promotional Allowances — Promotional allowances increased $1.8 million, or 3.8%, for the three months ended January 27, 2013, as compared to the same period in the prior fiscal year. Excluding promotional allowances of $1.4 million at our Cape Girardeau property, promotional allowances increased $0.4 million, or 0.8%.

Promotional allowances increased $14.7 million, or 10.4%, for the nine months ended January 27, 2013, as compared to the same period in the prior fiscal year. Excluding promotional allowances of $1.4 million at our new Cape Girardeau casino, promotional allowances increased $13.3 million, or 9.4%. Promotional allowances for our properties closed due to flooding increased $5.0 million, or 14.7%, for the nine months ended January 27, 2013, as compared to the same period in fiscal 2012. During the first quarter of fiscal 2013, we implemented our new customer loyalty program, Fan Club®, at five of our properties.  As of January 27, 2013, Fan Club® has been implemented at nine of our properties, with roll-out to remaining properties expected in future periods. Fan Club® allows customers greater choice in how to use their points for cash, free play or food. Implementation of Fan Club® as well as changes to our promotions also resulted in increased promotional costs.

Marine and Facilities —  Marine and facilities expenses increased $0.2 million, or 1.7%, for the three months ended January 27, 2013 as compared to the same period in the prior fiscal year. Excluding Cape Girardeau, marine and facilities expenses decreased $0.6 million, or 4.2%, primarily reflecting cost savings from operating one vessel in Lake Charles since February 2012.

Marine and facilities expenses decreased $1.2 million, or 2.9%, for the nine months ended January 27, 2013 as compared to the same period in the prior fiscal year. Excluding Cape Girardeau and our properties closed due to flooding in fiscal 2012, marine and facilities expense decreased $3.0 million, or 9.1% for the nine months ended January 27, 2013, as compared to the same period in fiscal 2012 primarily reflecting cost savings from operating one vessel in Lake Charles and decreased spending for repairs and maintenance.

Marketing and Administrative —  Marketing and administrative expenses increased $3.7 million, or 6.5%, for the three months ended January 27, 2013 as compared to the same period in the prior fiscal year. Excluding Cape Girardeau, marketing and administrative expenses decreased $0.6 million, or 1.0%.

Marketing and administrative expenses increased $2.6 million, or 1.5%, for the nine months ended January 27, 2013 as compared to the same period in the prior fiscal year. Excluding Cape Girardeau and our properties closed due to flooding in fiscal 2012, marketing and administrative expenses decreased $4.2 million, or 3.3% for the nine months ended January 27, 2013, as compared to the same period in fiscal 2012 reflecting reductions at our Black Hawk, Lake Charles and Kansas City properties.

Corporate and Development — During the three months ended January 27, 2013, our corporate and development expenses were $7.5 million compared to $7.8 million for the three months ended January 22, 2012.  The decrease is primarily the result of decreased stock-based compensation expenses. During the nine months ended January 27, 2013, our corporate and development expenses decreased $2.7 million compared to the same period in the prior fiscal year, primarily due to decreased insurance costs of $1.7 million and decreased stock-based compensation expense of $2.1 million, offset by debt refinancing expenses in the current year of $1.5 million.

Depreciation and Amortization — Depreciation and amortization expense for the three months ended January 27, 2013 increased $0.1 million, as compared to the same period in the prior fiscal year, due to depreciation expense for the new Cape Girardeau casino of $2.8 million, offset by certain assets becoming fully depreciated at our other properties. Depreciation and amortization expense for the nine months ended January 27, 2013 decreased $5.1 million, as compared to the same period in the prior fiscal year, primarily due to certain assets becoming fully depreciated, offset by the Cape Girardeau depreciation.

Other Income (Expense) and Income Taxes — Interest expense, interest income, derivative income and income tax (provision) benefit for the three months ended January 27, 2013 and January 22, 2012 are as follows:

	Three Months Ended
	January 27,	January 22,		Percentage
(in thousands)	2013	2012	Variance	Variance

Interest expense	$(22,009)	$(21,737)	$(272)	1.3%
Interest income	100	185	(85)	-45.9%
Derivative income	222	223	(1)	-0.4%
Income tax benefit	302	200	102	51.0%

	Nine Months Ended
	January 27,	January 22,		Percentage
(in thousands)	2013	2012	Variance	Variance

Interest expense	$(64,425)	$(65,439)	$1,014	-1.5%
Interest income	406	620	(214)	-34.5%
Derivative income	532	252	280	111.1%
Income tax benefit	166	2,383	(2,217)	-93.0%

Interest Expense — Interest expense increased $0.3 million, or 1.3%, during the three months ended January 27, 2013, as compared to the same period in the prior fiscal year.  Interest expense decreased $1.0 million for the nine months ended January 27, 2013, as compared to the same period in the prior fiscal year. This decrease primarily reflects the capitalization of interest associated with the construction of our new Cape Girardeau casino.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the nine months ended January 27, 2013, we generated $79.5 million in cash flows from operating activities compared to generating $70.5 million during the nine months ended January 22, 2012, largely as a result of collecting insurance receivables of $7.5 million during fiscal 2013 related to flooding during fiscal 2012.

Cash Flows used in Investing Activities - During the nine months ended January 27, 2013, we used $95.9 million for investing activities compared to using $45.8 million during the nine months ended January 22, 2012. Significant investing activities for the nine months ended January 27, 2013 included capital expenditures of $123.6 million, of which $83.1 million related to Cape Girardeau and Nemacolin with the balance at our existing properties. Cash generated from investing activities primarily consists of net proceeds from the sale of our casino in Biloxi, Mississippi of $33.2 million.

Significant investing activities for the nine months ended January 22, 2012 included capital expenditures of $46.0 million, of which $17.0 million related to Cape Girardeau and Nemacolin.

Cash Flows used in Financing Activities — During the nine months ended January 27, 2013, our net cash flows used in financing activities was $10.2 million, including repayment of $357.3 million of our 7%  senior subordinated notes, repayments of $4.1 million in other long-term debt,  proceeds of $350 million from the issuance of our 8.875% senior subordinated notes, $10.0 million in net borrowings under the revolving line of credit and payments for deferred financing costs of $8.8 million.  During the nine months ended January 22, 2012, our net cash flows used in financing activities were used primarily to repay our outstanding long-term debt of $27.1 million.

Availability of Cash and Additional Capital - At January 27, 2013, we had cash and cash equivalents of $67.8 million and marketable securities of $25.1 million. As of January 27, 2013, we had $10.0 million in outstanding borrowings under our revolving credit. Our line of credit availability at January 27, 2013 was approximately $243 million as limited by our senior secured leverage ratio.

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

For instance, we opened our new casino in Cape Girardeau, Missouri on October 30, 2012.  We have incurred cash-based capital expenditures and capitalized interest of $128.0 million through January 27, 2013, including $79.2 million during the current fiscal year.

On August 20, 2012, the Pennsylvania Supreme Court affirmed the decision of the Pennsylvania Gaming Control Board to award a Category 3 resort gaming license to the Nemacolin Woodlands Resort in Farmington, Pennsylvania. We have a development and management agreement with Nemacolin to build and operate a casino. We currently estimate the cost of the project to be approximately $57 million to $60 million, including licensing fees, and expect to open Lady Luck Nemacolin during the summer of 2013. To date, we have expended $10.0 million.

On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia (the “Project”), proposed by Tower Entertainment, LLC (the “Tower JV”), if the Project is selected by the PGCB.  The Tower JV is one of six applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we loaned $25 million to the Tower JV in the form of a stand-by letter of credit issued for the purpose of securing the Pennsylvania gaming license fee relating to the Project.  The $25 million letter of credit can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to convert the $25 million loan into a minority investment in the Tower JV.

Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. During the nine months ended January 27, 2013, we have incurred capital expenditures at our existing properties of $40.5 million.  For the balance of the current fiscal year, we estimate additional capital expenditures at our existing properties to be approximately $45 million to $50 million, including maintenance capital, final costs in Cape Girardeau and construction costs in Nemacolin of approximately $25 million to $30 million. During fiscal 2013 we have completed several capital projects primarily focused on refreshing our hotel room inventory as well as additional improvements to our Black Hawk and Lake Charles properties, and rebranding our Vicksburg property to a Lady Luck. Additionally we expect to make several other improvements to our properties including additional Farmers Pick buffets and other food and beverage outlets as well as ongoing maintenance capital. The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility.

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

Goodwill and Other Intangible Assets—At April 29, 2012, we had goodwill and other intangible assets of $387.5 million, representing 24.6% of total assets. In accordance with ASC Topic 350, Intangibles — Goodwill and Other, if necessary, we perform an annual impairment test for goodwill and indefinite-lived intangible assets in the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to carrying value.

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

Based upon our fiscal 2012 annual impairment testing, we noted reporting units with goodwill and/or other long-lived intangibles had fair values which exceeded their carrying values by at least 10%, except for our Lula and Black Hawk reporting units. In conjunction with this impairment testing, we recorded an impairment charge related to goodwill at our Lula property of $14.4 million, resulting in a remaining goodwill balance of $80.6 million. Black Hawk’s goodwill and indefinite-lived assets as of April 29, 2012 were $37.7 million, which fair value exceeded its carrying value by 9%.

During our quarter ended January 27, 2013, a new casino opened in direct competition to our Natchez casino property. As of January 27, 2013, our Natchez reporting unit currently has $24.6 million in goodwill. There is insufficient information to assess the impact of this opening at this time; however, we plan to monitor this development and should the future operating results of our Natchez property not meet current estimates, we could record an impairment charge reducing Natchez goodwill.

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2012 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the third quarter of fiscal year 2013, nor were there any material changes to the critical accounting policies and estimates set forth in our 2012 Annual Report.

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

We have an interest rate swap agreement with a notional value of $50.0 million as of January 27, 2013. The swap agreement effectively converts portions of the Credit Facility variable debt to a fixed-rate basis until the swap agreement terminates, which occurs in September 2013.

During the nine months ended January 27, 2013, we issued $350.0 million of 8.875% Subordinated Notes and tendered our $357.3 million 7% Subordinated Notes.  These transactions increased our fixed interest rate on $350 million of our outstanding debt by 1.875%.

The maturities of our revolving line of credit and our variable rate term loans under our Credit Facility have been extended to March 25, 2016 and March 25, 2017, respectively.  Minimum annual principal payments under our variable rate term loans are $5 million.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 27, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 27, 2013, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 27, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases were made during the nine months ended January 27, 2013.

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

ISLE OF CAPRI CASINOS, INC.

Dated: February 20, 2013	/s/ DALE R. BLACK
Dale R. Black
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
10.1	Employment Agreement, dated as of January 7, 2013, between Isle of Capri Casinos, Inc. and John Wilson

10.2

Third Amendment to Credit Agreement, dated as of November 21, 2012, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2012)

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

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q as of and for the three and nine months ended January 27, 2013, filed on February 20, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.