Form 10-K
period 2013-04-28
ISLE OF CAPRI CASINOS INC
filed 2013-07-02
CIK 863015

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting stock held by non-affiliates(1) of the Company is $142,069,363, based on the last reported sale price of $6.18 per share on October 26, 2012 on the NASDAQ Stock Market; multiplied by 22,988,570 shares of Common Stock outstanding and held by non-affiliates of the Company on such date.

          As of June 28, 2013, the Company had a total of 39,556,738 shares of Common Stock outstanding (which excludes 2,509,410 shares held by us in treasury).

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

 PART I

ITEM 1.    BUSINESS

  Overview

        We are a leading developer, owner and operator of regional gaming facilities and related dining, lodging and entertainment facilities in the United States. We currently own and operate 15 gaming and entertainment facilities in Louisiana, Mississippi, Missouri, Iowa, Colorado and Florida. Collectively, these properties feature approximately 13,400 slot machines and over 300 table games (including approximately 80 poker tables) over 2,300 hotel rooms and more than 45 restaurants. We also operate a harness racing track at our casino in Florida. We opened our Lady Luck Nemacolin Casino, our managed facility at the Nemacolin Woodlands Resort in western Pennsylvania, on July 1, 2013. This property features 600 slot machines, 28 table games and two restaurants. Our portfolio of properties provides us with a diverse geographic footprint that minimizes geographically concentrated risks caused by weather, regional economic difficulties, gaming tax rates and regulations imposed by local gaming authorities.

        We operate primarily under two brands, Isle and Lady Luck. Isle-branded facilities are generally in larger markets with a regional draw and offer expanded amenities, whereas Lady Luck-branded facilities are typically in smaller markets drawing primarily from a local customer base. Our senior management team has over 200 collective years of experience spanning 20 states, and multiple foreign jurisdictions. This team has established and executed against a strategic plan for growth focusing on three core principles, (1) refined fiscal discipline, (2) restyled customer experiences, and (3) a renewed asset base.

        1.     Refined Fiscal Discipline—We believe that our business benefits from a cost-effective approach to creating valuable customer experiences. We focus on fiscal discipline by utilizing technology and our customer research platform, responsibly reducing our cost structure and identifying opportunities for operating efficiencies at our properties.

        Over the past five fiscal years, since current management joined the Company, we have reduced our debt by approximately $350 million, or 23%, through the disciplined application of our free cash flow and a series of financing transactions. We plan to maintain this discipline through continued efforts to further reduce our cost structure, achieving operating efficiencies by realigning our casino floors, and applying cost discipline in the evaluation and execution of future capital projects.

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

        These non-gaming amenities have included the development of several custom food, beverage and entertainment offerings, including the introduction of Lone Wolf bars and Otis and Henry's restaurants, a new buffet concept called Farmer's Pick focused on locally-sourced, fresh food, and a live entertainment series, Jester's Jam. Farmer's Pick Buffets are now open in Boonville, Pompano and Cape Girardeau and we completed our rebranding of the Vicksburg buffet to a Farmer's Pick Buffet during June 2013. Our Waterloo and Black Hawk buffets are contemplated for Farmer's Pick re-brandings during fiscal 2014. The Lone Wolf is open in six of our properties and Otis & Henry's is open in five of our properties. In fiscal 2014, we expect to complete the introduction of our enhanced customer loyalty program, the Fan Club, at our remaining properties aimed to attract new customers and increase visitation.

        3.     Renewed Asset Base—We believe our long-term success will depend substantially upon increasing the quality, reach and scope of our operating portfolio, including new-build developments, acquisitions, rebranding projects and, where appropriate, asset sales. In fiscal 2013, we completed renovations of our hotel rooms in the main tower of our Lake Charles, Louisiana property and at our Black Hawk, Colorado property after completing renovations of the casino floors at each location.

        Since fiscal 2010, we have rebranded as Lady Luck our facilities in Vicksburg, Mississippi, Marquette, Iowa, Caruthersville, Missouri and one of our two facilities in Black Hawk, Colorado. We anticipate rebranding additional facilities in the future.

        On October 30, 2012, we opened our Isle-branded gaming and entertainment facility in Cape Girardeau, Missouri, two months ahead of the original schedule. On July 1, 2013, we opened our Lady Luck-branded facility at the Nemacolin Woodlands Resort in Pennsylvania. As we announced on February 1, 2013, we have agreed to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC, if the project is selected by the Pennsylvania Gaming Control Board.

        We have monetized underutilized assets, including the sale of the Biloxi facility in November 2012 and the sale of the second license at our Lake Charles facility in February 2012.

        On June 17, 2013, we entered into an option agreement for a third party to purchase from us substantially all of the assets and assume certain liabilities related to our Rhythm City Casino located in Davenport, Iowa, for approximately $51 million, subject to a working capital adjustment and certain other purchase price adjustments. Subject to satisfying certain conditions, the third party may exercise the option at any time through September 15, 2013 and may extend the exercise period to October 15, 2013. If the option is exercised, the completion of the transaction will be subject to the third party obtaining applicable gaming licenses and approvals and other customary closing conditions.

        In addition to the items discussed above, we plan to continue to refresh our hotel room product, pursue third-party development partners for additional hotel and restaurant concepts, consider opportunistic monetization of non-core operating assets and renovate select facilities to improve our product offerings.

Casino Properties

        The following is an overview of our casino properties as of April 28, 2013:

Property	Date Acquired or Opened		Slot Machines	Table Games	Hotel Rooms	Parking Spaces
Louisiana
Lake Charles	July 1995		1,258	48	493	2,539
Mississippi
Lula	March 2000		980	12	485	1,611
Natchez	March 2000		569	6	141	645
Vicksburg	June 2010		595	8	—	977
Missouri
Kansas City	June 2000		1,051	18	—	1,709
Boonville	December 2001		941	19	140	1,101
Cape Girardeau	October 2012		948	28	—	1,049
Caruthersville	June 2007		571	16	—	1,000
Iowa
Bettendorf	March 2000		978	21	514	2,057
Rhythm City-Davenport	October 2000		902	14	—	917
Marquette	March 2000		572	8	—	475
Waterloo	June 2007		963	27	195	1,500
Colorado
Isle Casino Hotel-Black Hawk	December 1998		1,080	35	238	1,100
Lady Luck Casino-Black Hawk	April 2003		501	15	164	1,200
Florida
Pompano Park	July 1995/April 2007		1,435	38	—	3,800

			13,344	313	2,370	21,680
Casino Under Development
Nemacolin, Pennsylvania		(1)	600	28	—	757

			13,944	341	2,370	22,437

(1)
This facility opened on July 1, 2013.

  Louisiana

  Lake Charles

        Our Lake Charles property commenced operations in July 1995 and is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. In February 2012 we consolidated our gaming operations onto one gaming vessel offering 1,258 slot machines, 48 table games, including 8 poker tables, two hotels offering 493 rooms, a 96,000 square foot land-based pavilion and entertainment center, and 2,539 parking spaces, including approximately 1,160 spaces in an attached parking garage. The pavilion and entertainment center offer customers a wide variety of non-gaming amenities, including a 96-seat Otis & Henry's restaurant, a 258-seat Calypso's buffet, a 63-seat Lucky Wins Asian-inspired restaurant, which also includes a grab and go deli, and Caribbean Cove featuring free live entertainment and can accommodate 127 guests. The pavilion also has a 14,750 square foot entertainment center comprised of a 1,100-seat special events center designed for concerts, banquets and other events, meeting facilities and administrative offices.

        The Lake Charles market currently consists of two dockside gaming facilities, a Native American casino and a pari-mutuel facility/racino. The current number of slot machines in the market is approximately 7,800 machines and approximately 190 table games. For the 12 months ended April 2013, the two gaming facilities and one racino, in the aggregate, generated gaming revenues of approximately $677 million. Revenues for the Native American property are not published. Casino revenues for our Lake Charles property for fiscal 2013 were approximately $134 million. A new competitor is currently under construction and is expected to open during the middle of calendar year 2014, adding approximately 1,600 slot machines and 60 table games to the market. Lake Charles is the closest gaming market to the Houston metropolitan area, which has a population of approximately 6.1 million and is located approximately 140 miles west of Lake Charles. We believe that our Lake Charles property attracts customers primarily from southeast Texas, including Houston, Beaumont, Galveston, Orange and Port Arthur and from local area residents. Approximately 500,000 and 1.7 million people reside within 50 and 100 miles, respectively, of the Lake Charles property.

  Mississippi

  Lula

        Our Lula property, which we acquired in March 2000, is strategically located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos containing 980 slot machines and 12 table games, two on-site hotels with a total of 485 rooms, a land-based pavilion and entertainment center, 1,611 parking spaces, and a 28-space RV Park. The pavilion and entertainment center offer a wide variety of non-gaming amenities, including a 122-seat Farraddays restaurant, a 260-seat Calypso's buffet and a 35-seat Tradewinds Marketplace, and a gift shop. At April 28, 2013, both the Farraddays restaurant and the Tradewinds Marketplace were closed for renovations. The Farraddays restaurant is being converted to an Otis & Henry's with expected seating capacity of 120 and the Tradewinds Marketplace is being converted to an Otis & Henry's Express with expected seating capacity of 60. Renovations were completed during June 2013.

        Our Lula property is the only gaming facility in Coahoma County, Mississippi and generated casino revenues of approximately $60 million in fiscal 2013. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which has a population of approximately 725,000 and is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee, which is primarily served by nine casinos in Tunica County, Mississippi. Lula also competes with Native American casinos in Oklahoma and a racinos in West Memphis, Arkansas and Hot Springs, Arkansas. Approximately 65,000 and 1.0 million people reside within 25 and 60 miles, respectively, of our Lula property.

  Natchez

        Our Natchez property, which we acquired in March 2000, is located off of Highways 84 and 61 in western Mississippi. The property consists of a dockside casino offering 569 slot machines and 6 table games, a 141-room off-site hotel located approximately one mile from the casino, a 150-seat Calypso's buffet and 645 parking spaces.

        The Natchez market consists of two dockside gaming facilities, of which one opened in December 2012. Our Natchez property generated total casino revenues of approximately $28 million in fiscal 2013. A new competitor opened in December 2012 which has resulted in growth in the overall gaming market, however our gaming revenues have declined. We believe that the Natchez property attracts customers primarily from among the approximately 390,000 people residing within 60 miles of the Natchez property.

  Vicksburg

        Our Vicksburg property, which we acquired in June 2010, is located off Interstate 20 and Highway 61 in western Mississippi, approximately 50 miles west of Jackson, Mississippi. The property consists of a dockside casino offering 595 slot machines and eight table games. During fiscal 2013, the property was rebranded to a Lady Luck, which involved significant changes in appearance and renovation of all restaurants. The property now offers a 48-seat Otis & Henry's, a 64-seat Lone Wolf bar and an 18-seat Otis & Henry's Express. In addition, at year-end the buffet was undergoing renovations and reopened in June 2013 as a 200-seat Farmer's Pick Buffet. The property has 977 parking spaces.

        The Vicksburg market consists of five dockside casinos which generated total gaming revenues of approximately $257 million for the 12 months ended April 2013. Our Vicksburg property generated casino revenues of approximately $39 million in fiscal 2013. Approximately 700,000 people reside within 60 miles of the property.

  Missouri

  Kansas City

        Our Kansas City property, which we acquired in June 2000, is the closest gaming facility to downtown Kansas City and consists of a dockside casino offering 1,051 slot machines and 18 table games, a 202-seat Calypso's buffet, a 210-seat Lone Wolf restaurant and bar, a 32-seat Tradewinds Marketplace and 1,709 parking spaces.

        The Kansas City market consists of four dockside gaming facilities, a land-based facility which opened in February 2012 and a Native American casino. Operating statistics for the Native American casino are not published. The four dockside gaming facilities and the land-based facility generated gaming revenues of approximately $751 million for the 12 months ended April 2013. Our Kansas City property generated casino revenues of approximately $80 million during fiscal 2013. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area, which has approximately 2.0 million residents

  Boonville

        Our Boonville property, which opened in December 2001, is located three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. The property consists of a single level dockside casino offering 941 slot machines, 19 table games, a 140-room hotel, a 32,400 square foot pavilion and entertainment center and 1,101 parking spaces. In February 2012 the Company launched the first Farmer's Pick Buffet with seating capacity for 200, featuring locally sourced food products that are prepared at action stations in view of the guests. In addition, the pavilion and entertainment center also offers customers a wide variety of other non-gaming amenities, including a 94-seat Farraddays restaurant, a 30-seat Tradewinds Marketplace, an 800 seat event center, and a historic display area.

        Our Boonville property is the only gaming facility in central Missouri and generated casino revenues of approximately $82 million in fiscal 2013. We believe that our Boonville casino attracts customers primarily from the approximately 610,000 people who reside within 60 miles of the property which includes the Columbia and Jefferson City areas.

  Cape Girardeau

        Our Cape Girardeau property, which opened in October 2012, is located three and a half miles from Interstate 55 in Southeast Missouri, approximately 120 miles south of St. Louis, Missouri. The dockside casino offers 948 slot machines, 21 table games and 7 poker tables. The pavilion and entertainment center offer a wide variety of non-gaming amenities, which includes a 110-seat Lone

Wolf restaurant, bar and lounge, a 230-seat Farmer's Pick Buffet, a 122-seat Farraddays restaurant, and a 60-seat Keller's restaurant and bar that overlooks the Mississippi river. The property also operates a 7,725 square foot event center with seating for up to 600 patrons and has 1,049 parking spaces.

        Our Cape Girardeau property is the only gaming facility in the Cape Girardeau, Missouri market and generated casino revenues of approximately $35 million in fiscal 2013. Our operations compete with other gaming operations in Southwest Illinois and Southeast Missouri. Approximately 640,000 people reside within 60 miles of our property, which includes Carbondale and Marion, Illinois, Paducah, Kentucky and Sikeston, Missouri.

  Caruthersville

        Our Caruthersville property was acquired in June 2007 and is a riverboat casino located along the Mississippi River in Southeast Missouri. The dockside casino offers 571 slot machines, 11 table games and 5 poker tables. The property offers a 40,000 square foot pavilion, which includes a 130-seat Lone Wolf restaurant, bar and lounge and a 265-seat Otis & Henry's restaurant. The property also operates a 10,000 square foot exposition center with seating for up to 1,100 patrons and has 1,000 parking spaces.

        Our Caruthersville facility generated casino revenues of approximately $34 million in fiscal year 2013. Approximately 610,000 people reside within 60 miles of the property. Our new casino in Cape Girardeau is located approximately 85 miles north of our Caruthersville casino.

  Iowa

  Bettendorf

        Our Bettendorf property was acquired in March 2000 and is located off of Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. The property consists of a dockside casino offering 978 slot machines, 17 table games, 4 poker tables, 514 hotel rooms, 40,000 square feet of flexible convention/banquet space, a 120-seat Farraddays restaurant, a 260-seat Calypso's buffet, a 24-seat Tradewinds Marketplace and 2,057 parking spaces. We have entered into agreements with the City of Bettendorf, Iowa under which we manage and provide financial and operating support for the QC Waterfront Convention Center that is adjacent to our hotel. The QC Waterfront Convention Center opened in January 2009.

  Davenport

        Our Davenport property, which we acquired in October 2000, is located at the intersection of River Drive and Highway 61, a state highway serving the Quad Cities metropolitan area. The property consists of a dockside gaming facility offering 902 slot machines, 14 table games, a 196-seat Hit Parade buffet, a Grab-n-Go food outlet and 917 parking spaces.

        The Quad Cities metropolitan area currently has three gaming operations—our two gaming facilities in Bettendorf and Davenport, and a larger land-based facility, including a hotel, which opened in December 2008. The three operations in the Quad Cities generated total gaming revenues of approximately $210 million for the 12 months ended April 2013. Our Bettendorf and Davenport properties generated casino revenues for fiscal 2013 of approximately $75 million and $49 million, respectively. Our operations in the Quad Cities also compete with other gaming operations in Illinois and Iowa. Approximately 905,000 people reside within 60 miles of our Bettendorf and Davenport properties.

        On June 17, 2013, we entered into an option agreement for a third party to purchase from us substantially all of the assets and assume certain liabilities related to our Rhythm City Casino located in Davenport, Iowa, for approximately $51 million, subject to a working capital adjustment and certain other purchase price adjustments. Subject to satisfying certain conditions, the third party may exercise the option at any time through September 15, 2013 and may extend the exercise period to October 15, 2013. If the option is exercised, the completion of the transaction will be subject to the third party obtaining applicable gaming licenses and approvals and other customary closing conditions.

  Marquette

        Our Marquette property, which we acquired in March 2000, is located in Marquette, Iowa, approximately 60 miles north of Dubuque, Iowa. The property consists of a dockside casino offering 572 slot machines and 8 table games, a marina and 475 parking spaces. The facility was rebranded as a Lady Luck casino in fiscal 2010 and includes a 136-seat buffet restaurant, a 22-seat Otis and Henry's Express food outlet and a 155-seat Lone Wolf restaurant and bar.

        Our Marquette property is the only gaming facility in the Marquette, Iowa market and generated casino revenues of approximately $30 million in fiscal 2013. We believe most of our Marquette customers are from northeast Iowa and Wisconsin, which includes approximately 490,000 people within 60 miles of our property, and we compete for those customers with other gaming facilities in Dubuque, Iowa and Native American casinos in southwestern Wisconsin.

  Waterloo

        Our Waterloo property opened on June 30, 2007 and is located adjacent to Highway 218 and US 20 in Waterloo, Iowa. The property consists of a single-level casino offering 963 slot machines, 23 table games and 4 poker tables. The property also offers a wide variety of non-gaming amenities, including a 118-seat Otis & Henry's restaurant, a 205-seat buffet, 55-seat Lone Wolf restaurant and bar, 5,000 square feet of meeting space, 1,500 parking spaces and a 195-room hotel, which includes 27 suites, as well as an indoor pool and hot tub area.

        Our Waterloo property is the only gaming facility in the Waterloo, Iowa market and approximately 680,000 people live within 60 miles of the property. We compete with other casinos in eastern Iowa. We generated casino revenues of approximately $86 million in fiscal 2013.

  Colorado

  Isle Casino Hotel-Black Hawk

        Isle Casino Hotel-Black Hawk commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino with 1,080 slot machines, 24 standard table games, an 11 table poker room, a 238-room hotel and 1,100 parking spaces in an attached parking garage. Isle Casino Hotel-Black Hawk also offers customers three restaurants, including a 128-seat Farraddays restaurant, a 270-seat Calypso's buffet and a 42-seat Tradewinds Marketplace. The property has also recently converted approximately 5,000 square feet of space to flex space that can be used for meetings and special events.

  Lady Luck Casino-Black Hawk

        Lady Luck Casino-Black Hawk, which we acquired in April 2003 and rebranded in June 2009, is located across the intersection of Main Street and Mill Street from the Isle Casino Hotel-Black Hawk. The property consists of a land-based casino with 501 slot machines, 9 standard table games, 6 poker tables, a 164-room hotel that opened in December 2005 and 1,200 parking spaces in our parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk. The property also offers guests dining in a 93-seat Otis & Henry's restaurant as well as a grab-and-go fast serve food cart that is located in the main level of the facility. The property also has approximately 2,250 square feet of flex space that can be used for meetings and special events. Our Black Hawk sites are connected via sky bridges.

        When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 24 gaming facilities (seven of which have more than 600 slot machines), which in aggregate, generated gaming revenues of approximately $628 million in the 12 months ended April 2013. Our Black Hawk properties generated casino revenues for fiscal 2013 of approximately $130 million. Black Hawk is the closest gaming market to the Denver, Colorado metropolitan area, which has a population of approximately 3.1 million and is located approximately 40 miles east of Black Hawk and serves as the primary feeder market for Black Hawk.

  Florida

  Pompano

        In 1995, we acquired Pompano Park, a harness racing track located in Pompano Beach, Florida. Pompano Park is located off of Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida.

        Our Pompano facility includes 1,435 slot machines, a 38-table poker room, a 120-seat Farraddays restaurant, a 110-seat Bragozzos Italian restaurant, a newly renovated 280-seat Farmer's Pick buffet, a 100-seat deli, a 60-seat express grab and go food outlet, a feature bar, a sports bar and 3,800 parking spaces.

        Approximately 2.7 million people reside within a 25-mile radius of our Pompano facility, which competes with four other racinos and three Native American gaming facilities in the market. While casino revenues are not available for all market competitors, we estimate that we operate approximately 11% of the slot machines in the market and generated approximately $153 million in casino revenues for fiscal 2013.

  Pennsylvania

  Nemacolin

        Lady Luck Nemacolin opened July 1, 2013. The property is located on the 2,000 acre Nemacolin Woodlands Resort in Western Pennsylvania. The casino property includes 600 slot machines, 28 table games, a 133-seat Otis & Henry's restaurant, a 103-seat Lone Wolf restaurant and bar and 757 parking spots. The Nemacolin Woodlands Resort includes over 300 rooms, suites, townhouses and luxury homes for the property guests.

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

        Specifically, our marketing programs and initiatives are tailored to support this corporate strategic plan and are generally focused on the following areas:

  •
  Customer Research:  Our marketing strategies have been developed and implemented to meet the needs and desires of our casino customers in each of our locations. In order to assess these needs and desires, we engage in significant customer research in each of our markets by conducting periodic surveys, focus groups and customer interviews. Upon receipt of these findings, we assess the attitudes of our customers and the customers of our competitors' properties towards the most important attributes of their experience in a regional and/or local gaming facility. We use the extensive information gathered from these research initiatives to make marketing, operating and development decisions that, we believe, will optimize the position of our properties relative to our competition and the customer experience.

  •
  Branding Initiatives:  Our strategic plan is designed to consolidate our property portfolio from four brands into two brands as the economy improves and we undertake significant new capital improvement programs. To date, our Lady Luck re-branding initiative includes our properties in Vicksburg, Mississippi, Caruthersville, Missouri and Marquette, Iowa. Additionally, we have converted Colorado Central Station in Black Hawk, Colorado to Lady Luck-Black Hawk.

    As a component of these re-branding programs, we have also implemented newly-branded customer outlets, including custom restaurants such as the Farmer's Pick Buffet, which features local purveyors providing fresh ingredients, the Otis & Henry's Bar and Grill, which combines the comfort of a neighborhood bar and grill with regional favorites, and our Lone Wolf bar featuring live entertainment in your hometown bar atmosphere, all of which we are expanding through our portfolio to other properties. We believe, over time, this approach will allow us to more effectively align and promote our properties based upon customer needs and desires and market our properties on a consolidated basis. Furthermore, we expect our approach will streamline the costs associated with marketing our portfolio.

  •
  Database Marketing:  We have streamlined our database marketing initiatives across the Company in order to focus our marketing efforts on profitable customers who have demonstrated a willingness to regularly visit our properties. Specifically, we have focused on eliminating from our database customers who have historically been included in significant marketing efforts but have proven costly either as a result of excessive marketing expenditures on the part of the Company, or because these customers have become relatively dormant in terms of customer activity. These efforts will focus around customer life time engagement and allow us maximum reward for our most loyal customers.

  •
  Fan Club®:  During fiscal 2012, we began implementation of a new customer loyalty program, Fan Club, which allows customers greater choice in how to use their points for cash, free play or food. The five-tier program provides for clear customer understanding of how points are earned, how points can be utilized and the benefits offered at each tier. Fan Club has been implemented at nine of our properties to date and our goal is to have full implementation by the end of fiscal 2014.

  •
  Segmentation:  We have compiled an extensive database of customer information over time. Among our most important marketing initiatives, we have introduced database segmentation to our properties and at the corporate level in order to adjust investment rates to a level at which we expect to meet a reasonable level of customer profit contribution.

  •
  Retail Development:  We believe that we must more effectively attract new, non-database customers to our properties in order to increase profitability and free cash flow. These customers are generally less expensive to attract and retain and, therefore, currently represent a significant opportunity for our operations. We are focused on driving growth in our retail player segment using a mix of promotions and new dining and entertainment options that offer fun and value. We will use traditional and new media marketing channels to reach our non-database segment and to continue to build awareness of our brands.

  Employees

        As of April 28, 2013, we employed approximately 7,500 full and part-time people. We have a collective bargaining agreement with UNITE HERE covering approximately 480 employees at our Pompano property which was renewed in May 2012 and expires in May 2015. We believe that our relationship with our employees is satisfactory.

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

        Legalized gaming is currently permitted in various forms throughout the United States. Certain states have recently legalized, and other states are currently considering legalizing gaming. Our existing gaming facilities compete directly with other gaming properties in the states in which we operate. Our existing casinos attract a significant number of their customers from Houston, Texas; Mobile, Alabama; Kansas City, Kansas; Southern Florida; Little Rock, Arkansas; and Denver, Colorado. Legalization of gaming in jurisdictions closer to these geographic markets other than the jurisdictions in which our facilities are located would have a material adverse effect on our operating results. Other jurisdictions, including states in close proximity to jurisdictions where we currently have operations, have considered and may consider legalizing casino gaming and other forms of competition. In addition, there is no limit on the number of gaming licenses that may be granted in several of the markets in which we operate. As a result, new gaming licenses could be awarded in these markets, which could allow new gaming operators to enter our markets that could have an adverse effect on our operating results. For example, a new casino opened in Natchez, Mississippi during December 2012 that competes with our Natchez property, which was previously the only casino in the Natchez area. A new casino is under construction in Lake Charles, Louisiana which, will compete with our existing Lake Charles property.

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

        Effective July 1, 2011, the Colorado Limited Gaming Control Commission reduced all gaming tax tiers by 5%, which resulted in a reduction of the top rate tier from 20% to 19%. The Commission restored the rates to their previous levels effective July 1, 2012.

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

        We have a significant amount of indebtedness. As of April 28, 2013, we had approximately $1.2 billion of total debt outstanding.

        Our significant indebtedness could have important consequences to our financial condition, such as:

  •
  limiting our ability to use operating cash flow or obtain additional financing to fund working capital, capital expenditures, expansion and other important areas of our business because we must dedicate a significant portion of our cash flow to make principal and interest payments on our indebtedness;

  •
  causing an event of default if we fail to satisfy the financial and restrictive covenants contained in the indentures and agreements governing our senior secured credit facility, our 7.75% senior notes, our 5.875% senior notes, our 8.875% senior subordinated notes and our other indebtedness, which could result in all of our debt becoming immediately due and payable, could permit our secured lenders to foreclose on the assets securing our secured debt and have other adverse consequences, any of which, if not cured or waived, could have a material adverse effect on us;

  •
  if the indebtedness under our 7.75% senior notes, our 5.875% senior notes, our 8.875% senior subordinated notes, our senior secured credit facility, or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full;

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

        A portion of our outstanding debt bears interest at variable rates. If short-term interest rates rise, our interest cost will increase on our variable rate indebtedness, which will adversely affect our results of operations and available cash.

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

        The terms of the indentures and agreements governing our senior secured credit facility, our 7.75% senior notes, our 5.875% senior notes, our 8.875% senior subordinated notes and our other indebtedness limit, but do not prohibit, us or our subsidiaries from incurring significant additional indebtedness in the future.

        As of April 28, 2013, we had the capacity to incur additional indebtedness, including the ability to incur additional indebtedness under our line of credit, of approximately $90 million. Approximately $55 million of capacity under our senior secured credit facility was used to support letters of credit and surety bonds. Our capacity to issue additional indebtedness is subject to the limitations imposed by the covenants in our senior secured credit facility, the indenture governing our 7.75% senior notes, the indenture governing our 5.875% senior notes and the indenture governing our 8.875% senior subordinated notes. The indenture governing our 7.75% senior notes, the indenture governing our 5.875% senior notes, the indenture governing our 8.875% senior subordinated notes and our senior secured credit facility contain financial and other restrictive covenants, but will not fully prohibit us from incurring additional debt. If new debt is added to our current level of indebtedness, the related risks that we now face could intensify.

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

        Many of these factors are beyond our control. Additionally, from time to time there are significant disruptions in the global capital markets that may adversely impacted the ability of borrowers like us to access capital. Accordingly, it is likely that we are dependent on free cash flow from operations and remaining borrowing capacity under our senior secured credit facility to implement our near-term expansion plans and fund our planned capital expenditures. As a result of these and other considerations, we cannot be sure that we will be able to recover our investments in any new gaming development or management opportunities or acquired facilities, or successfully expand to additional locations.

         We may experience construction delays during our expansion or development projects that could adversely affect our operations.

        From time to time we may commence construction projects on new properties or at our current properties. We also evaluate other expansion opportunities as they become available and we may in the future engage in additional construction projects The anticipated costs and construction periods for our construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

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

        Robert S. Goldstein, our Vice Chairman of the Board, and Jeffrey D. Goldstein and Richard A. Goldstein, two of our directors, and various family trusts associated with members of the Goldstein family and entities associated with certain members of the Goldstein family, (collectively the "Goldstein Parties") directly and indirectly collectively own and control approximately 41.7% of our common stock as of April 28, 2013.

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

        We sustained a (loss) from continuing operations of $(46.0) million and $(17.4) million in fiscal 2013 and 2012, respectively, and earned income from continuing operations of $3.7 million in fiscal 2011. Companies with fluctuations in income (loss) from continuing operations often find it more challenging to raise capital to finance improvements in their businesses and to undertake other activities that return value to their stockholders. In addition, companies with operating results that fluctuate significantly on a quarterly or annual basis experience increased volatility in their stock prices in addition to difficulties in raising capital. We cannot assure you that we will not have fluctuations in our income (losses) from continuing operations in the future, and should that occur, that we would not suffer adverse consequences to our business as a result, which could decrease the value of our common stock.

         Inclement weather and other conditions could seriously disrupt our business and have a material, adverse effect on our financial condition and results of operations.

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions and other disasters. For example, flooding along the Mississippi River resulted in five of our properties being closed for differing periods of time in fiscal 2012 and our property in Davenport, Iowa to be closed for eight days in fiscal 2013. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado. We cannot be sure that the proceeds from any future insurance claim will be sufficient to compensate us if one or more of our casinos experience a closure.

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

         Failure to maintain the integrity of internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

        We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States. Non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

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

  Cape Girardeau

        We own approximately 22 acres in Cape Girardeau, Missouri which are used in connection with the operations of our Cape Girardeau property.

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

  Nemacolin

        We operate under a long-term lease with the Nemacolin Woodlands Resort for 30 acres of land and building in which we will operate our casino. The lease is for an initial term of 10 years commencing with the opening of the casino, on July 1, 2013. The lease includes options to renew for four additional terms of five years each with the final option period concluding June 2043. Future minimum lease payments associated with this space will be $150,000 annually, plus 2.0% of the preceding fiscal year's gross gaming revenue that exceeded $30 million.

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

ITEM 3.    LEGAL PROCEEDINGS

        We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi—Vicksburg, are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of approximately $2 million, which we accrued. We filed a notice of appeal in November 2011 and oral arguments were held in January 2013. In June 2013, the court of appeals reversed the trial court and ruled in our favor. Silver Land may request a rehearing and thereafter may appeal to the state supreme court. While the ultimate outcome of this matter is still in doubt and cannot be predicted with any degree of certainty, we intend to put forth a vigorous and appropriate defense of the favorable June 2013 ruling of the court of appeals if Silver Land continues to pursue its claim.

        We have been named as a defendant in a complaint filed in the Circuit Court for Broward County, Florida. The complaint alleges we sent unsolicited fax advertisements in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the "TCPA"), and seeks to certify a class action. The complaint seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunction relief. In April 2013, we entered into a settlement agreement with the plaintiff and on May 22, 2013, the Court issued an order granting preliminary approval of the settlement. The settlement is subject to further consideration by the Court at the final settlement hearing, which is expected to occur in late calendar 2013. While the ultimate outcome is unknown, we have accrued $1 million as our current estimate of the most probable outcome of this matter.

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

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 28, 2013 we have accrued an estimated liability, including interest, of $14 million. Our accrual is based upon management's estimate of the original claim by the plaintiffs for lost payments. We continue to accrue interest on the asserted claim. We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

        In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor has filed a mechanics' lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied, however the general contractor has refused to do so and asserted that a portion of the subcontractor's claim results from additional work directly requested by us. The general contractor is attempting to resolve the subcontractor's claim. While we are not a direct party in the dispute, in the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, would be capitalized as additional construction costs.

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

	High	Low
First Quarter (through June 28, 2013)	$8.69	$7.16
Fiscal Year Ending April 28, 2013
Fourth Quarter	$7.53	$6.03
Third Quarter	6.54	4.91
Second Quarter	7.39	5.66
First Quarter	6.83	4.84
Fiscal Year Ending April 29, 2012
Fourth Quarter	$7.48	$4.84
Third Quarter	5.68	3.90
Second Quarter	9.37	4.46
First Quarter	9.86	7.67
  ii.
  Holders of Common Stock.    As of June 28, 2013, there were approximately 1,308 holders of record of our common stock.

  iii.
  Dividends.    We have never declared or paid any dividends with respect to our common stock and the current policy of our board of directors is to retain earnings to provide for the growth of our company. In addition, our senior secured credit facility and the indentures governing our 7.75% senior notes, 5.875% senior notes and our 8.875% senior subordinated notes limit our ability to pay dividends. See "Item 8—Financial Statements and Supplementary Data—Isle of Capri Casinos, Inc.—Notes to Consolidated Financial Statements—Note 6." Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Further, there can be no assurance that our current and proposed operations would generate the funds needed to declare a cash dividend or that we would have legally available funds to pay dividends. In addition, we may fund part of our operations in the future from indebtedness, the terms of which may further prohibit or restrict the payment of cash dividends. If a holder of common stock is disqualified by the regulatory authorities from owning such shares, such holder will not be permitted to receive any dividends with respect to such stock. See "Item 1—Business—Governmental Regulations."

(b)
Issuance of Unregistered Securities

        None.

(c)
Purchases of our Common Stock

        We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares. To date we have purchased 4,895,792 shares of common stock under these programs. These programs have no approved dollar amount, nor expiration dates. No purchases were made during the fiscal year ended April 28, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Isle of Capri Casinos, Inc., the NASDAQ Composite Index,
and the Dow Jones US Gambling Index

*
$100 invested on 4/27/08 in stock or 4/30/08 index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2013 Dow Jones & Co. All rights reserved.

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

	Fiscal Year Ended(1)
	April 28, 2013	April 29, 2012	April 24, 2011	April 25, 2010	April 26, 2009
	(dollars in millions, except per share data)
Statement of Operations
Revenues:
Casino	$1,016.0	$1,006.5	$968.4	$943.2	$977.4
Rooms	31.8	32.4	32.1	33.5	35.6
Food, beverage, pari-mutuel and other	133.4	128.6	122.0	122.2	124.6
Insurance recoveries	—	9.6	—	—	2.9

Gross revenues	1,181.2	1,177.1	1,122.5	1,098.9	1,140.5
Less promotional allowances	(216.0)	(199.7)	(185.9)	(171.7)	(176.4)

Net revenues	965.2	977.4	936.6	927.2	964.1
Operating expenses:
Casino	156.2	153.7	142.6	137.3	135.1
Gaming taxes	255.1	251.8	243.0	254.7	261.5
Rooms	6.7	7.1	7.3	8.0	8.4
Food, beverage, pari-mutuel and other	42.5	41.3	40.6	40.1	45.5
Marine and facilities	56.4	57.2	55.2	55.5	58.0
Marketing and administrative	236.1	234.5	225.7	223.8	222.6
Corporate and development	34.0	40.2	42.7	46.8	41.3
Valuation charges and expense recoveries, net	50.1	30.6	—	(6.8)	24.3
Insurance recoveries	—	—	—	—	(0.1)
Preopening	5.8	0.6	—	—	—
Depreciation and amortization	73.4	76.0	77.6	95.5	105.4

Total operating expenses	916.3	893.0	834.7	854.9	902.0

Operating income	48.9	84.4	101.9	72.3	62.1
Interest expense	(89.5)	(87.9)	(91.9)	(75.4)	(92.9)
Interest income	0.5	0.8	1.9	1.8	2.1
Derivative income (expense)	0.8	0.4	(1.2)	(0.3)	—
Gain on early extinguishment of debt	—	—	—	—	57.7

Income (loss) from continuing operations before income taxes and including noncontolling interest	(39.3)	(2.3)	10.7	(1.6)	29.0
Income tax benefit (provision)	(6.7)	(15.1)	(7.0)	6.6	(14.3)

Income (loss) from continuing operations including noncontrolling interest	(46.0)	(17.4)	3.7	5.0	14.7
Income (loss) from discontinued operations, net of income taxes	(1.6)	(112.4)	0.8	(8.3)	28.9

Net income (loss) attributable to common stockholders	$(47.6)	$(129.8)	$4.5	$(3.3)	$43.6

	Fiscal Year Ended(1)
	April 28, 2013	April 29, 2012	April 24, 2011	April 25, 2010	April 26, 2009
	(dollars in millions, except per share data)
Statement of Operations Data (continued):
Income (loss) per common share attributable to common stockholders
Basic
Income (loss) from continuing operations	$(1.17)	$(0.45)	$0.11	$0.15	$0.47
Income (loss) from discontinued operations	(0.04)	(2.90)	0.02	(0.25)	0.92

Net Income (loss)	$(1.21)	$(3.35)	$0.13	$(0.10)	$1.39

Diluted
Income (loss) from continuing operations	$(1.17)	$(0.45)	$0.11	$0.15	$0.47
Income (loss) from discontinued operations	(0.04)	(2.90)	0.02	(0.25)	0.92

Net Income (loss)	$(1.21)	$(3.35)	$0.13	$(0.10)	$1.39

Other Data:
Net cash provided by (used in):
Operating activities	$116.0	$118.1	$123.7	$106.4	$190.6
Investing activities	(123.4)	(60.0)	(144.6)	(31.0)	(27.9)
Financing activities	(18.6)	(38.7)	28.1	(104.0)	(157.2)
Capital expenditures	(153.2)	(75.2)	(58.6)	(27.7)	(58.6)
Balance Sheet Data:
Cash and cash equivalents	$68.5	$94.5	$75.2	$68.1	$96.7
Total assets	1,553.6	1,575.0	1,733.9	1,674.8	1,782.7
Long-term debt, including current portion	1,156.9	1,154.4	1,192.6	1,200.9	1,301.1
Stockholders' equity	142.4	183.6	309.0	240.2	228.4
Operating Data:
Number of slot machines	13,344	13,784	14,947	14,579	15,373
Number of table games	313	336	375	368	369
Number of hotel rooms	2,370	3,079	3,078	3,079	3,104
Number of parking spaces	21,680	21,944	21,782	20,696	22,290

(1)
Our fiscal year ended April 29, 2012 includes 53 weeks while other fiscal years presented include 52 weeks. The results of our previously owned Biloxi, Lucaya, Blue Chip and Coventry casinos are presented as discontinued operations. We opened new casino operations in Cape Girardeau, Missouri in October 2012. We acquired our current casino operations in Vicksburg, Mississippi in June 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Annual Report on Form 10-K.

  Executive Overview

        We are a leading developer, owner and operator of branded gaming facilities and related dining, lodging and entertainment facilities in regional markets in the United States. We have sought and established geographic diversity to limit the risks caused by weather, regional economic difficulties, gaming tax rates and regulations of local gaming authorities. We currently operate casinos in Louisiana, Mississippi, Missouri, Iowa, Colorado and Florida. We also operate a harness racing track at our casino in Florida.

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

        Items Impacting Income (Loss) from Continuing Operations—Significant items impacting our income (loss) from continuing operations during the fiscal years ended April 28, 2013, April 29, 2012 and April 24, 2011 are as follows:

          New Casinos— We opened our new casino in Cape Girardeau, Missouri on October 30, 2012 and opened our new casino at the Nemacolin Woodlands Resort on July 1, 2013. We incurred preopening expenses of $5.8 million in fiscal 2013 related to both our Cape Girardeau property prior to its opening in October 2012 and related to our Nemacolin Woodlands Resort casino. Preopening expenses include payroll, outside services, insurance, utilities, travel and various other expenses related to these new operations. Fiscal 2012 include preopening expenses of $0.6 million related to our Cape Girardeau property.

          Impairment and Other Valuation Charges— During fiscal 2013, as a result of our annual impairment tests of goodwill and long-lived intangible assets, we recorded impairment charges of $34.1 million and $16.0 million related to goodwill at our Lula and Natchez properties, respectively.

          In connection with the sale of Grand Palais Riverboat, Inc., including its gaming license, a riverboat gaming vessel and certain other equipment, we recorded a valuation charge of $16.1 million to reduce the carrying value of the net assets sold to the net proceeds realized upon sale during fiscal 2012. During fiscal 2012, we recorded a goodwill impairment charge of $14.4 million related to our Lula property.

          Increased Competition— From time to time, new or expanded facilities by our competitors impact our results. For example, competition from a new casino in Natchez, which opened at the end of December 2012, has negatively impacted our Natchez casino. Competition from a new casino in Kansas, which opened during February 2012, has negatively impacted our Kansas City casino and expansion by a competitor in February 2012 has negatively impacted our Pompano casino. Expansions by Arkansas based competitors have negatively impacted our Lula property.

          Construction Disruption— During fiscal 2013, we undertook significant renovation projects at our Lake Charles and Vicksburg properties. In Lake Charles we renovated our main hotel tower which resulted in approximately one-third of the rooms being out of service at any given time from May 2012 through January 2013. In Vicksburg we completely rebranded the property into a Lady Luck property. Both projects were completed prior to the end of the fiscal year; however certain areas of these properties were not easily accessible to our customers during the construction periods which had a negative impact on our operating results.

          53rd Week in Fiscal 2012— Our fiscal year ends on the last Sunday in April. This fiscal year convention creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this convention necessitates a 53-week year. The fiscal year ending April 28, 2013 was a 52-week year, fiscal year ending April 29, 2012 was a 53-week year, with the extra week in the fourth fiscal quarter, and fiscal year ending April 24, 2011 was 52-week year.

          Flooding and Insurance Recoveries— Our fiscal 2013 operating results were impacted by the closing of our Davenport property for eight days during April 2013. The business interruption and property damage incurred was below our insurance deductibles.

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

          Related to the flooding, we filed and settled flood insurance claims resulting in the recognition of $9.6 million business interruption recoveries in our statement of operations in fiscal 2012.

          Income Tax Provision(Benefit)— As a result of evaluating the expected net realizable value of our deferred tax assets, including our net operating loss carry forwards, we recorded tax valuation allowances. Our fiscal 2013 and fiscal 2012 tax provisions of $6.7 million and $15.1 million, respectively include valuation charges as well as the impact of permanent items and other items.

          Items Impacting Current and Future Operations— During the fiscal years ended April 28, 2013, April 29, 2012 and April 24, 2011, we have entered into agreements or completed transactions as follows:

  Discontinued Operations

          Sale of Biloxi Casino— On November 29, 2012, we completed the sale of our Biloxi, Mississippi casino operations. Our fiscal 2013 results include a loss from Biloxi's discontinued operations of $1.6 million which included a $1.5 million valuation allowance reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement. In fiscal 2012, our loss from discontinued operations included a noncash valuation charge of $112.5 million to reduce the carrying value of Biloxi's net assets held for sale to the expected net realizable value.

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

  Development Activities

          Nemacolin— We have a development and management agreement with the Nemacolin Woodlands Resort and completed the construction of our casino with 600 slot machines and 28 table games in June 2013. Our casino opened July 1, 2013 and the total cost of the project was approximately $60 million, including licensing fees.

          Philadelphia— On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the "Tower JV"), if the project is selected by the Pennsylvania Gaming Control Board. The Tower JV is one of six applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we loaned $25 million to the Tower JV in the form of a stand-by letter of credit issued for the purpose of securing the Pennsylvania gaming license fee relating to the project. The $25 million letter of credit can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing or 2) convert the $25 million loan into a minority investment in the Tower JV.

  Capital Transactions

          Long-term Debt— During April 2013, proceeds from our 5.875% senior notes and borrowings under our credit facility were used to fully repay and cancel the term loan borrowings under our credit facility.

          During August 2012, we issued $350 million of 8.875% senior subordinated notes due 2020. Proceeds from these notes were used to repay our 7% senior subordinated notes.

          As a result of these transactions, we wrote-off $3.2 million in deferred finance costs and incurred fees of $1.5 million.

          During March 2011, we issued $300 million of 7.75% senior notes due 2019. Proceeds from this debt issuance were used to repay borrowings under our senior secured credit facility.

          Equity Offering— During January 2011, we completed the sale of 5.3 million shares of common stock generating net proceeds of $51.2 million. Proceeds from our equity offering were used to repay borrowings under our revolving line of credit.

  Results of Operations

        Our results of continuing operations for the fiscal years ended April 28, 2013, April 29, 2012 and April 24, 2011 reflect the consolidated operations of all of our subsidiaries. Our Biloxi and Blue Chip entities are presented as discontinued operations.

ISLE OF CAPRI CASINOS, INC.

	Net Revenues Fiscal Year Ended			Operating Income (Loss) Fiscal Year Ended
(in thousands)	April 28, 2013	April 29, 2012	April 24, 2011	April 28, 2013	April 29, 2012	April 24, 2011
Mississippi
Natchez	$25,378	$28,643	$30,787	$1,333	$6,478	$7,591
Lula	55,444	61,525	67,340	4,285	9,671	12,471
Vicksburg(1)	29,918	32,695	27,935	1,184	4,145	4,188

Mississippi Total	110,740	122,863	126,062	6,802	20,294	24,250
Louisiana
Lakes Charles	125,575	138,634	131,214	9,270	11,671	13,638
Missouri
Kansas City	73,538	80,703	77,710	13,275	13,902	14,619
Boonville	78,624	81,796	78,776	24,004	26,018	22,670
Cape Girardeau(2)	32,782	—	—	(1,085)	—	—
Caruthersville	32,282	35,039	33,696	2,832	4,497	3,909

Missouri Total	217,226	197,538	190,182	39,026	44,417	41,198
Iowa
Bettendorf	78,083	79,156	79,003	13,995	12,793	13,386
Davenport	41,794	44,426	43,651	6,492	8,261	8,171
Marquette	27,605	28,036	27,397	3,718	4,169	3,780
Waterloo	86,654	86,484	83,197	21,544	20,399	17,953

Iowa Total	234,136	238,102	233,248	45,749	45,622	43,290
Colorado
Black Hawk	122,135	124,051	115,482	20,109	17,468	10,993
Florida
Pompano	154,629	154,740	138,704	19,396	17,393	12,030
Valuation charges and expense recoveries	—	—	—	(50,100)	(30,549)	—
Corporate and other	758	1,443	1,769	(41,299)	(41,933)	(43,468)

From continuing operations	$965,199	$977,371	$936,661	$48,953	$84,383	$101,931

Note:
This table excludes our Biloxi and Blue Chip operations which have been classified as discontinued operations.

(1)
Reflects results since the June 2010 acquisition effective date.

(2)
Reflects results since opening on October 30, 2012.

Fiscal 2013 Compared to Fiscal 2012

  Revenues

        Revenues and operating expenses for the fiscal years 2013 and 2012 are as follows:

	Fiscal Year Ended
(in thousands)	April 28, 2013	April 29, 2012	Variance	Percentage Variance
Revenues:
Casino	$1,016,005	$1,006,523	$9,482	0.9%
Rooms	31,851	32,438	(587)	-1.8%
Food, beverage, pari-mutuel and other	133,377	128,560	4,817	3.7%
Insurance recoveries	—	9,637

Gross revenues	1,181,233	1,177,158	4,075	0.3%
Less promotional allowances	(216,034)	(199,787)	(16,247)	-8.1%

Net revenues	965,199	977,371	(12,172)	-1.2%
Operating expenses:
Casino	156,179	153,743	2,436	1.6%
Gaming taxes	255,105	251,780	3,325	1.3%
Rooms	6,686	7,027	(341)	-4.9%
Food, beverage, pari-mutuel and other	42,472	41,281	1,191	2.9%
Marine and facilities	56,421	57,225	(804)	-1.4%
Marketing and administrative	236,146	234,470	1,676	0.7%
Corporate and development	33,953	40,248	(6,295)	-15.6%
Valuation charges and expense recoveries	50,100	30,549	19,551	N/M
Preopening	5,765	615	5,150	N/M
Depreciation and amortization	73,419	76,050	(2,631)	-3.5%

Total operating expenses	$916,246	$892,988	23,258	2.6%

        Casino—Casino revenues increased $9.5 million, or 0.9%, in fiscal 2013 compared to fiscal 2012. Excluding casino revenues of $35.3 million at our Cape Girardeau property, casino revenues decreased $25.8 million, or 2.6%, due in part to the extra week in fiscal 2012 compared to fiscal 2013.

        The majority of our casino revenues are derived from slot machines (representing approximately 90.3% and 89.8% of our casino revenues in fiscal years 2013 and 2012, respectively) and, to a lesser extent, table games, which is highly depended upon the volume and spending limits of customers at our properties.

        Key performance indicators related to casino revenue are slot handle and table game drop (volume indicators) and "win" or "hold" percentage. Slot handle is the gross amount wagered for the period cited. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Our slot hold percentages have been extremely consistent over the past several years. Given the stability in our slot hold percentages, we have not experienced significant impacts to earnings from fluctuations in slot hold.

        Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs, for unredeemed gaming chips, and for accruals related to the anticipated payout of progressive jackpots. As we are focused on regional gaming markets, our table hold percentages are fairly stable as the majority of these markets do not regularly experience high-end play which can lead to volatility in win percentages.

Therefore, changes in table game win percentages do not typically have a material impact to our earnings.

        Our typical property slot hold percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 15% to 25% of table game drop.

        Casino operating expenses increased $2.4 million, or 1.6% for fiscal 2013 compared to fiscal 2012. Excluding casino operating expenses of $5.7 million at our Cape Girardeau property, casino operating expenses decreased $3.3 million, or 2.1%.

        Gaming Taxes—State and local gaming taxes increased $3.3 million, or 1.3%, for fiscal 2013 compared to fiscal 2012. Excluding gaming taxes of $10.2 million at our Cape Girardeau property, gaming taxes decreased $6.9 million, or 2.7%, commensurate with casino revenues.

        Rooms—Rooms revenue decreased $0.6 million, or 1.8%, in fiscal 2013 compared to fiscal 2012, primarily a result of construction disruption at our Lake Charles and Black Hawk properties during hotel renovations in fiscal 2013.

        Food, Beverage, Pari-Mutuel and Other—Food, beverage, pari-mutuel and other revenues increased $4.8 million, or 3.7%, in fiscal 2013 compared to fiscal 2012. Excluding food, beverage and other revenues of $4.8 million at our Cape Girardeau property, food, beverage, pari-mutuel and other revenues were flat.

        Food, Beverage, Pari-Mutuel and Other operating expenses increased $1.2 million, or 2.9%, in fiscal 2013 compared to fiscal 2012. Excluding food, beverage and other expenses of $1.9 million at our Cape Girardeau property, food, beverage, pari-mutuel and other expenses decreased $0.7 million, or 1.7%.

        Promotional Allowances—Promotional allowances increased $16.2 million, or 8.1%, in fiscal 2013 compared to fiscal 2012. Excluding promotional allowances of $7.3 million at our Cape Girardeau property, promotional allowances increased $8.9 million, or 4.5%.

        Marine and Facilities—Marine and facilities expenses decreased $0.8 million, or 1.4%, for fiscal 2013 compared to fiscal 2012. Excluding marine and facilities expenses of $1.8 million at our Cape Girardeau property, marine and facilities expenses decreased $2.6 million, or 4.5%, primarily reflecting cost savings from operating one vessel in Lake Charles.

        Marketing and Administrative—Marketing and administrative expenses increased $1.7 million, or 0.7%, for fiscal 2013 compared to fiscal 2012. Excluding marketing and administrative expenses of $8.8 million at our Cape Girardeau property, marketing and administrative expenses decreased $7.1 million, or 3.0%, reflecting reductions at our Lake Charles, Black Hawk and Kansas City properties.

        Corporate and Development—During fiscal 2013, our corporate and development expenses were $34.0 million compared to $40.2 million for fiscal 2012. The decrease is primarily a result of decreases in incentive compensation of $3.9 million, stock-based compensation expense of $2.5 million, and insurance costs of $1.3 million, offset by refinancing costs of $1.5 million.

        Depreciation and Amortization—Depreciation and amortization expense for fiscal 2013 compared to fiscal 2012 decreased $2.6 million, primarily due to certain assets becoming fully depreciated, offset by the Cape Girardeau depreciation of $5.6 million.

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative income, income tax provision and loss from discontinued operations, net of income taxes for the fiscal years 2013 and 2012 are as follows:

	Fiscal Year Ended
(in thousands)	April 28, 2013	April 29, 2012	Variance	Percentage Variance
Interest expense	$(89,461)	$(87,905)	$(1,556)	1.8%
Interest income	502	819	(317)	-38.7%
Derivative income	748	439	309	70.4%
Income tax provision	(6,732)	(15,119)	8,387	-55.5%
Loss from discontinued operations, net of income taxes	(1,579)	(112,370)	110,791	N/M

        Interest Expense—Interest expense increased $1.6 million, or 1.8%, in fiscal 2013 compared to fiscal 2012. The increase is primarily a result of the write-off of deferred financing costs during the year of $3.3 million, offset by capitalized interest of $2.6 million related to construction projects during fiscal 2013.

  Fiscal 2012 Compared to Fiscal 2011

  Revenues

        Revenues and operating expenses for the fiscal years 2012 and 2011 are as follows:

	Fiscal Year Ended
(in thousands)	April 29, 2012	April 24, 2011	Variance	Percentage Variance
Revenues:
Casino	$1,006,523	$968,423	$38,100	3.9%
Rooms	32,438	32,144	294	0.9%
Food, beverage, pari-mutuel and other	128,560	121,955	6,605	5.4%
Insurance recoveries	9,637	—

Gross revenues	1,177,158	1,122,522	54,636	4.9%
Less promotional allowances	(199,787)	(185,861)	(13,926)	-7.5%

Net revenues	977,371	936,661	40,710	4.3%
Operating expenses:
Casino	153,743	142,642	11,101	7.8%
Gaming taxes	251,780	242,949	8,831	3.6%
Rooms	7,027	7,290	(263)	-3.6%
Food, beverage, pari-mutuel and other	41,281	40,559	722	1.8%
Marine and facilities	57,225	55,211	2,014	3.6%
Marketing and administrative	234,470	225,756	8,714	3.9%
Corporate and development	40,248	42,709	(2,461)	-5.8%
Valuation charges and expense recoveries	30,549	—	30,549	N/M
Preopening	615	—	615	N/M
Depreciation and amortization	76,050	77,613	(1,563)	-2.0%

Total operating expenses	$892,988	$834,729	58,259	7.0%

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

        The majority of our casino revenues are derived from slot machines (representing approximately 89.8% and 90.3% of our casino revenues in fiscal years 2012 and 2011, respectively) and, to a lesser extent, table games, which is highly depended upon the volume and spending limits of customers at our properties.

        Key performance indicators related to casino revenue are slot handle and table game drop (volume indicators) and "win" or "hold" percentage. Slot handle is the gross amount wagered for the period cited. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Our slot hold percentages have been extremely consistent over the past several years. Given the stability in our slot hold percentages, we have not experienced significant impacts to earnings from fluctuations in slot hold.

        Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs, for unredeemed gaming chips, and for accruals related to the anticipated payout of progressive jackpots. As we are focused on regional gaming markets, our table hold percentages are fairly stable as the majority of these markets do not regularly experience high-end play which can lead to volatility in win percentages. Therefore, changes in table game win percentages do not typically have a material impact to our earnings.

        Our typical property slot hold percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 15% to 25% of table game drop.

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

  Other Income (Expense), Income Taxes and Discontinued Operations

        Interest expense, interest income, derivative expense, income tax (provision) benefit and income from discontinued operations, net of income taxes for the fiscal years 2012 and 2011 are as follows:

	Fiscal Year Ended
(in thousands)	April 29, 2012	April 24, 2011	Variance	Percentage Variance
Interest expense	$(87,905)	$(91,935)	$4,030	-4.4%
Interest income	819	1,903	(1,084)	-57.0%
Derivative income (expense)	439	(1,214)	1,653	N/M
Income tax provision	(15,119)	(6,950)	(8,169)	117.5%
Income (loss) from discontinued operations, net of income taxes	(112,370)	805	(113,175)	N/M

        Interest Expense—Interest expense decreased $4.0 million, or 4.4%, in fiscal 2012 compared to fiscal 2011. The decrease is primarily a result of interest rate swaps maturing in fiscal 2011 and fiscal 2012. We capitalized $1.1 million in interest related to construction projects during fiscal 2012.

  Liquidity and Capital Resources

        Cash Flows from Operating Activities—During fiscal 2013, we generated $116.0 million in cash flows from operating activities compared to generating $118.1 million during fiscal 2012 due to a reduction in operating income when adjusted for noncash items.

        Cash Flows used in Investing Activities—During fiscal 2013 we used $123.4 million for investing activities compared to using $60.0 million during fiscal 2012. Significant investing activities during fiscal 2013 included capital expenditures of $153.2 million, including $79.0 million relating to Cape Girardeau and $28.7 million relating to Nemacolin, offset by $33.2 million in net proceeds from the sale of our casino in Biloxi, Mississippi. Significant investing activities during fiscal 2012 included capital expenditures of $75.2 million, including $34.9 million relating to Cape Girardeau, offset by $14.8 million in net proceeds from the sale of Grand Palais Riverboat, Inc.

        Cash Flows used in Financing Activities—During fiscal 2013, we completed $700 million in issuances of new indebtedness. The net proceeds from these offerings, along with borrowings under our credit facility, were used to retire $357.3 million in subordinated notes and to repay and cancel $490.0 million in term loans under our credit facility. To complete these financing transactions, we incurred and capitalized $21.5 million in deferred financing costs.

        These financing transactions extended our major debt maturities to April 2018 and beyond. Prior to the completion of these transactions, our credit facility and $357.3 million of senior subordinated notes matured in fiscal 2014. In addition, we converted the variable interest rate term loan borrowings under our credit facility to fixed interest rate senior notes. The percentage of our indebtedness with fixed rates as a percentage of our total indebtedness increased to 86.6% at April 28, 2013 from 57.1% at April 29, 2012.

        During fiscal 2012, our financing activities primarily consisted of utilizing $38.7 million of cash to reduce borrowings under our credit facility.

        Availability of Cash and Additional Capital—At April 28, 2013, we had cash and cash equivalents of $68.5 million and marketable securities of $25.5 million. As of April 28, 2013, we had $154.9 million in outstanding revolving credit borrowings under our senior secured credit facility and our net line of credit availability was approximately $90 million, as limited by our senior secured leverage covenant. We amended the terms of our credit facility on July 2, 2013 to provide additional financial flexibility in future periods.

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

        In June 2013, we completed the construction of Lady Luck Nemacolin, a new casino at the Nemacolin Woodlands Resort in Western Pennsylvania and our casino opened July 1, 2013. The total cost of the project was approximately $60 million, including licensing fees. As of April 28, 2013, we had expended $29.7 million.

        On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the "Tower JV"), if the project is selected by the Pennsylvania Gaming Control Board. The Tower JV is one of six applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we loaned $25 million to the Tower JV in the form of a stand-by letter of credit issued for the purpose of securing the Pennsylvania gaming license fee relating to the project. The $25 million letter of credit can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing or 2) convert the $25 million loan into a minority investment in the Tower JV.

        Historically, we have made significant investments in property and equipment and expect that our operations will continue to demand ongoing investments to keep our properties competitive. For instance, during fiscal 2013, we incurred $50.5 million of capital expenditures at our existing properties including refreshing our hotel room inventory at our Black Hawk and Lake Charles properties, and rebranding our Vicksburg property to a Lady Luck. In fiscal 2014, we expect to make several other improvements to our properties including additional Farmer's Pick Buffets and other food and beverage outlets as well as ongoing maintenance capital totaling approximately $50 million to $53 million. The timing, completion and amount of additional capital projects will be subject to improvement of economic and local market conditions, cash flows from our continuing operations and borrowing availability under our Credit Facility. In addition, we expect to spend approximately $30 million to complete Lady Luck Nemacolin.

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

        Goodwill and Other Intangible Assets—At April 28, 2013, we had goodwill and other intangible assets of $341.6 million, representing 22.0% of total assets. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, if necessary, we perform an annual impairment test for goodwill and indefinite-lived intangible assets in the fourth fiscal quarter of each year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, this test requires the comparison of the implied fair value of each reporting unit to carrying value.

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

        While conducting our fiscal 2013 annual impairment testing, we noted our reporting units with goodwill and/or other long-lived intangibles had fair values which exceeded their carrying values by at least 10%, except for our Lula and Natchez reporting units. In conjunction with this impairment testing, we recorded an impairment charge related to goodwill at our Lula property of $34.1 million, resulting in a remaining goodwill balance of $42.6 million and at our Natchez property of $16.0 million, resulting in a remaining goodwill balance of $8.6 million.

        Property and Equipment—At April 28, 2013, we had property and equipment, net of accumulated depreciation of $1,034.0 million, representing 66.6% of our total assets. We capitalize the cost of property and equipment. Maintenance and repairs that neither materially add to the value of the property or equipment nor appreciably prolong its life are charged to expense as incurred. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition, changes in technology and new regulations could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets.

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

        Income Tax Assets and Liabilities—We account for income taxes in accordance with the guidance in ASC Topic 740, Income Taxes ("ASC Topic 740"). We are subject to income taxes in the United States and in several states in which we operate. We recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. Deferred tax assets recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable. At April 28, 2013 we have reduced our deferred tax assets by a valuation allowance of $56.4 million.

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

        Stock Based Compensation—We apply the guidance of ASC Topic 718, Compensation—Stock Compensation ("ASC Topic 718") in accounting for stock compensation. Generally, we are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. During fiscal 2013, we granted restricted stock units ("RSUs") containing market performance conditions which will determine the amount of shares to vest, if any. The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates. The estimate of the fair value of the stock options was calculated using the Black-Scholes-Merton option-pricing model. This model requires the use of various assumptions, including the historical volatility of our stock price, the risk free interest rate, estimated expected life of the grants, the estimated dividend yield and estimated rate of forfeitures. Stock based compensation expense is included in the expense category corresponding to the employees' regular compensation in the accompanying consolidated statements of operations.

        Contingencies—We are involved in various legal proceedings and have identified certain loss contingencies. We record liabilities related to these contingencies when it is determined that a loss is probable and reasonably estimable in accordance with the guidance of ASC Topic 450, Contingencies ("ASC Topic 450"). These assessments are based on our knowledge and experience as well as the advice of legal counsel regarding current and past events. Any such estimates are also subject to future events, court rulings, negotiations between the parties and other uncertainties. If an actual loss differs from our estimate, or the actual outcome of any of the legal proceedings differs from expectations, future operating results could be impacted.

  Contractual Obligations and Commercial Commitments

        The following table provides information as of the end of fiscal 2013, about our contractual obligations and commercial commitments. The table presents contractual obligations by due dates and related contractual commitments by expiration dates (in millions).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$1,158.6	$0.4	$0.6	$155.1	$1,002.5
Estimated interest payments on long-term debt(1)	557.7	81.3	161.6	165.5	149.3
Operating Leases	295.2	12.8	23.5	23.1	235.8
Long-Term Obligations and Other(2)	20.8	18.5	2.1	0.1	0.1
Construction Contractual Obligations(3)	22.5	22.5	—	—	—
Other Long-Term Obligations	20.4	1.1	3.5	3.2	12.6
Total Contractual Cash Obligations	$2,082.7	$144.1	$191.3	$347.0	$1,400.3

(1)
Estimated interest payment on long-term debt are based on principal amounts outstanding at our fiscal year end and forecasted LIBOR rates for our senior secured credit facility.

(2)
Long-term obligations and other include future purchase commitments, including the table games license fee of $7.5 million related to our pending Nemacolin casino operations, which was paid subsequent to year-end.

(3)
Construction contractual obligations represent the estimated remaining capital expenditures on the construction of our new casino at the Nemacolin Woodlands Resort.

Recently Issued Accounting Standards

        Recently Adopted Accounting Standards—In June 2011, the FASB issued Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which allows for the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity. During fiscal 2013, we adopted this standard, which impacted where we disclose the components of other comprehensive income in our consolidated financial statements.

        In July 2012, the FASB issued Update No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which amends ASC 350 "Intangibles—Goodwill and Other." This update permits entities to make a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. The outcome of this qualitative assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount of the asset. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. During fiscal 2013, we adopted this standard, which did not materially impact our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facility.

  Senior Secured Credit Facility

        During fiscal 2013, we maintained an interest rate swap agreement with an aggregate notional value of $50 million as of April 28, 2013. The swap agreement effectively converts portions of the senior secured credit facility variable debt to a fixed-rate basis until the swap agreement terminates, which occurs in fiscal 2014.

        The following table provides information at April 28, 2013 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

 Interest Rate Sensitivity
Principal (Notional) Amount by Expected Maturity
Average Interest (Swap) Rate

Fiscal year (dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value 4/28/2013
Liabilities
Long-term debt, including current portion
Fixed rate	$0.2	$0.2	$0.2	$0.1	$0.1	$1,002.5	$1,003.3	$1,050.7
Average interest rate	7.51%	7.52%	7.52%	7.52%	7.67%	7.67%
Variable rate	$0.2	$0.2	$—	$—	$154.9	$—	$155.3	$152.2
Average interest rate(1)	3.19%	3.32%	3.63%	4.15%	4.84%	0.00%
Interest Rate Derivative Financial Instruments Related to Debt
Interest rate swaps
Pay fixed/receive variable	$50.0	$—	$—	$—	$—	$—	$50.0
Average pay rate	4.00%	—	—	—	—	—
Average receive rate	0.28%	—	—	—	—	—

(1)
Represents the annual average LIBOR from the forward yield curve at April 28, 2013 plus the weighted average margin above LIBOR on all consolidated variable rate debt.

        As of April 28, 2013, our senior secured credit facility consisted of variable rate debt based on LIBOR. The following table depicts the estimated impact on our annual interest expense for the relative changes in interest rate based upon current debt levels:

Increase to variable rate	Increase/(decrease) (in millions)
1%	$1.3
2%	2.7
3%	4.0
4%	5.4
5%	6.8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Isle of Capri Casinos, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Isle of Capri Casinos, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 28, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Isle of Capri Casinos, Inc. as of April 28, 2013 and April 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fiscal years ended April 28, 2013, April 29, 2012, and April 24, 2011, and our report dated July 2, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
July 2, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Isle of Capri Casinos, Inc.

        We have audited the accompanying consolidated balance sheets of Isle of Capri Casinos, Inc. (the Company) as of April 28, 2013 and April 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the fiscal years ended April 28, 2013, April 29, 2012, and April 24, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isle of Capri Casinos, Inc. at April 28, 2013 and April 29, 2012, and the consolidated results of its operations and its cash flows for the years ended April 28, 2013, April 29, 2012, and April 24, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Isle of Capri Casinos, Inc.'s internal control over financial reporting as of April 28, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 2, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
July 2, 2013

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	April 28, 2013	April 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$68,469	$94,461
Marketable securities	25,520	24,943
Accounts receivable, net of allowance for doubtful accounts of $2,086 and $2,502, respectively	11,077	6,941
Insurance receivable	—	7,497
Income taxes receivable	4,789	2,161
Deferred income taxes	1,573	627
Prepaid expenses and other assets	20,872	18,950
Assets held for sale	—	46,703

Total current assets	132,300	202,283
Property and equipment, net	1,034,026	950,014
Other assets:
Goodwill	280,803	330,903
Other intangible assets, net	60,748	56,586
Deferred financing costs, net	27,230	13,205
Restricted cash and investments	11,417	12,551
Prepaid deposits and other	7,075	9,428

Total assets	$1,553,599	$1,574,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$415	$5,393
Accounts payable	34,533	23,536
Accrued liabilities:
Payroll and related	35,093	38,566
Property and other taxes	21,340	19,522
Interest	18,502	9,296
Progressive jackpots and slot club awards	16,579	14,892
Liabilities related to assets held for sale	—	4,362
Other	29,337	40,549

Total current liabilities	155,799	156,116
Long-term debt, less current maturities	1,156,469	1,149,038
Deferred income taxes	43,104	36,057
Other accrued liabilities	33,303	33,583
Other long-term liabilities	22,514	16,556
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at April 28, 2013 and April 29, 2012	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	246,214	247,855
Retained earnings (deficit)	(74,227)	(26,658)
Accumulated other comprehensive income (loss)	(247)	(855)

	172,161	220,763
Treasury stock, 2,470,128 shares at April 28, 2013 and 3,083,867 shares at April 29, 2012	(29,751)	(37,143)

Total stockholders' equity	142,410	183,620

Total liabilities and stockholders' equity	$1,553,599	$1,574,970

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 24, 2011
Revenues:
Casino	$1,016,005	$1,006,523	$968,423
Rooms	31,851	32,438	32,144
Food, beverage, pari-mutuel and other	133,377	128,560	121,955
Insurance recoveries	—	9,637	—

Gross revenues	1,181,233	1,177,158	1,122,522
Less promotional allowances	(216,034)	(199,787)	(185,861)

Net revenues	965,199	977,371	936,661
Operating expenses:
Casino	156,179	153,743	142,642
Gaming taxes	255,105	251,780	242,949
Rooms	6,686	7,027	7,290
Food, beverage, pari-mutuel and other	42,472	41,281	40,559
Marine and facilities	56,421	57,225	55,211
Marketing and administrative	236,146	234,470	225,757
Corporate and development	33,953	40,248	42,709
Valuation charges	50,100	30,549	—
Preopening expense	5,765	615	—
Depreciation and amortization	73,419	76,050	77,613

Total operating expenses	916,246	892,988	834,730

Operating income	48,953	84,383	101,931
Interest expense	(89,461)	(87,905)	(91,935)
Interest income	502	819	1,903
Derivative income (expense)	748	439	(1,214)

Income (loss) from continuing operations before income taxes	(39,258)	(2,264)	10,685
Income tax provision	(6,732)	(15,119)	(6,950)

Income (loss) from continuing operations	(45,990)	(17,383)	3,735
Income (loss) from discontinued operations, including loss on sale, net of income tax benefit of $0, $2,026 and $5,328 for the fiscal years ended 2013, 2012 and 2011, respectively	(1,579)	(112,370)	805

Net income (loss) attributable to common stockholders	$(47,569)	$(129,753)	$4,540

Earnings (loss) per common share attributable to common stockholders—basic:
Income (loss) from continuing operations	$(1.17)	$(0.45)	$0.11
Income (loss) from discontinued operations including gain on sale, net of income taxes	(0.04)	(2.90)	0.02

Net income (loss) attributable common stockholders	$(1.21)	$(3.35)	$0.13

Earnings (loss) per common share attributable to common stockholders—diluted
Income (loss) from continuing operations	$(1.17)	$(0.45)	$0.11
Income (loss) from discontinued operations including gain on sale, net of income taxes	(0.04)	(2.90)	0.02

Net income (loss) attributable common stockholders	$(1.21)	$(3.35)	$0.13

Weighted average basic shares	39,340,325	38,753,098	34,066,159
Weighted average diluted shares	39,340,325	38,753,098	34,174,717

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 24, 2011
Net income (loss)	$(47,569)	$(129,753)	$4,540
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $357, $789 and $3,408 for 2013, 2012 and 2011, respectively	594	1,312	5,724
Unrealized gain (loss) on interest rate cap contracts, net of income tax provision (benefit) of $8, $41 and ($19) for 2013, 2012 and 2011, respectively	14	68	(32)
Foreign currency translation adjustments	—	—	133

Other comprehensive income	608	1,380	5,825

Comprehensive income (loss)	$(46,961)	$(128,373)	$10,365

See accompanying notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, April 25, 2010	36,771,730	$367	$201,464	$98,555	$(8,060)	$(52,107)	$240,219
Net income	—	—	—	4,540	—	—	4,540
Other comprehensive income (loss), net of tax	—	—	—	—	5,825	—	5,825
Common stock offering	5,300,000	53	51,174	—	—	—	51,227
Exercise of stock options	1,500	—	(2)	—	—	25	23
Issuance of deferred bonus shares	11,641	1		—	—	—	1
Forfeitures and other	(21,302)	—	(402)	—	—	—	(402)
Issuance of restricted stock	—	—	(5,816)	—	—	5,816	—
Stock compensation expense	—	—	7,595	—	—	—	7,595

Balance, April 24, 2011	42,063,569	421	254,013	103,095	(2,235)	(46,266)	309,028
Net loss	—	—	—	(129,753)	—	—	(129,753)
Other comprehensive income (loss), net of tax	—	—	—	—	1,380	—	1,380
Exercise of stock options	2,000	—	13	—	—	—	13
Issuance of restricted stock	579	—	(9,123)	—	—	9,123	—
Reduction of tax benefit from vested and exercised stock based compensation	—	—	(4,758)	—	—	—	(4,758)
Stock compensation expense	—	—	7,710	—	—	—	7,710

Balance, April 29, 2012	42,066,148	421	247,855	(26,658)	(855)	(37,143)	183,620
Net loss	—	—	—	(47,569)	—	—	(47,569)
Other comprehensive income (loss), net of tax	—	—	—	—	608	—	608
Exercise of stock options	—	—	(536)	—	—	1,204	668
Issuance of restricted stock	—	—	(6,188)	—	—	6,188	—
Reduction of tax benefit from vested and exercised stock based compensation	—	—	(10)	—	—	—	(10)
Stock compensation expense	—	—	5,093	—	—	—	5,093

Balance, April 28, 2013	42,066,148	$421	$246,214	$(74,227)	$(247)	$(29,751)	$142,410

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 24, 2011
Operating activities:
Net income (loss)	$(47,569)	$(129,753)	$4,540
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,419	83,526	89,040
Amortization and write-off of deferred financing costs	7,461	6,072	6,266
Amortization of debt discount	220	211	23
Valuation charges	51,600	143,113	—
Deferred income taxes	5,728	11,176	2,508
Stock compensation expense	5,093	7,710	7,595
(Gain) loss on derivative instruments	(748)	(439)	1,214
Loss (gain) on disposal of assets	32	95	(296)
Changes in operating assets and liabilities:
(Purchases) sales of trading securities	(578)	(2,769)	753
Accounts receivable	(3,567)	2,012	(460)
Income taxes receivable	(2,628)	1,705	4,243
Insurance receivable	7,497	(7,263)	(234)
Prepaid expenses and other assets	(109)	8,468	7,426
Accounts payable and accrued liabilities	20,191	(5,805)	1,066

Net cash provided by operating activities	116,042	118,059	123,684

Investing activities:
Purchase of property and equipment	(153,192)	(75,177)	(58,600)
Proceeds from divestitures	33,200	14,784	—
Payments towards gaming license	(5,000)	—	—
Net cash paid for acquisitions	—	—	(76,167)
Restricted cash and investments	1,543	344	(9,870)

Net cash used in investing activities	(123,449)	(60,049)	(144,637)

Financing activities:
Proceeds from long-term debt borrowings	700,000	—	297,792
Net borrowings (repayments) on line of credit	154,900	(33,000)	11,500
Principal repayments on long-term debt	(852,667)	(5,374)	(317,609)
Payment of deferred financing costs	(21,486)	(366)	(14,823)
Proceeds from exercise of stock optionsa and issuance of common stock	668	13	51,250

Net cash (used in) provided by financing activities	(18,585)	(38,727)	28,110

Effect of foreign currency exchange rates on cash	—	—	(48)

Net increase (decrease) in cash and cash equivalents	(25,992)	19,283	7,109
Cash and cash equivalents at beginning of year	94,461	75,178	68,069

Cash and cash equivalents at end of year	$68,469	$94,461	$75,178

See accompanying notes to consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts)

1. Organization

        Organization—Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words "we," "us," "our" and similar terms, as well as "Company," refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a leading developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own and operate fourteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Natchez and Vicksburg, Mississippi; Kansas City, Boonville, Cape Girardeau and Caruthersville, Missouri; Bettendorf, Davenport, Marquette and Waterloo, Iowa; and Pompano Beach, Florida. We completed construction of our new gaming facility at the Nemacolin Woodlands Resort in western Pennsylvania which opened July 1, 2013.

2. Summary of Significant Accounting Policies

        Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. We view each property as an operating segment and all operating segments have been aggregated into one reporting segment.

        Discontinued operations include our Biloxi, Mississippi property sold in November 2012 and our former casinos in Dudley and Wolverhampton, England sold in November 2009. Prior to the sale, assets and liabilities related to our Biloxi operations were classified as assets held for sale and liabilities related to assets held for sale in our consolidated balance sheet as of April 29, 2012.

        Fiscal Year-End—Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year. Fiscal year 2013 is a 52-week year, which commenced on April 30, 2012, fiscal year 2012 was a 53-week year, which commenced on April 25, 2011, with the fourth quarter having 14 weeks, and fiscal year 2011 was a 52-week year, which commenced on April 26, 2010. Fiscal 2014 will be a 52-week year.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Cash also includes the minimum operating cash balances required by state regulatory bodies, which totaled $25,256 and $24,778 at April 28, 2013 and April 29, 2012, respectively.

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

        Certain property currently leased in Bettendorf, Iowa and at the Nemacolin Woodlands Resort in Pennsylvania is accounted for in accordance with Accounting Standards Codification ("ASC") Topic 840, Leases ("ASC 840").

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

        Capitalized Interest—The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended. Capitalized interest was $2,647, $1,105, and $125 for fiscal years 2013, 2012 and 2011, respectively.

        Restricted Cash and Investments—We classify cash and investments which are either statutorily or contractually restricted as to its withdrawal or usage as restricted cash short-term, included in prepaid expenses and other assets, or restricted cash and investments long-term based on the duration of the underlying restriction. Restricted cash primarily includes amounts related to state tax bonds and other gaming-related bonds, and amounts held in escrow related to leases. Restricted investments relate to trading securities pledged as insurance reserves by our captive insurance company.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of cost over the net identifiable tangible and intangible assets of acquired businesses and is stated at cost, net of impairments, if any. Other intangible assets include values attributable to acquired gaming licenses, customer lists, and trademarks. ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") requires these assets be reviewed for impairment at least annually or on an interim basis if indicators of

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

impairment exist. We perform our annual impairment test during our fourth quarter. If necessary, goodwill for relevant reporting units is tested for impairment using; 1) a discounted cash flow analysis based on forecasted future results discounted at the weighted average cost of capital and, 2) by using a market approach based upon public trading and recent transaction valuation multiples for similar companies. For intangible assets with indefinite lives not subject to amortization, we review, at least annually, the continued use of an indefinite useful life. If these intangible assets are determined to have a finite useful life, they are amortized over their estimated remaining useful lives.

        Deferred Financing Costs—The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

        Self-Insurance—We are self-funded up to a maximum amount per claim for employee-related health care benefits, workers' compensation and general liabilities. Claims in excess of this maximum are fully insured through stop-loss insurance policies. We accrue for workers' compensation and general liabilities on a discounted basis based on claims filed and estimates of claims incurred but not reported. The estimates have been discounted at 0.8% and 1.1% at April 28, 2013 and April 29, 2012, respectively, or a discount of $593 and $949, respectively. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. As of April 28, 2013 and April 29, 2012, we have accrued $28,609 and $33,514, respectively, for employee-related health care, workers' compensation and general liability claims. Accruals for employee health care and workers compensation are included in accrued liabilities—payroll and accruals for general liabilities are included in accrued liabilities—other in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management's opinion, recorded reserves are adequate to cover future claims payments.

        Derivative Instruments and Hedging Activities—ASC Topic 815, Derivatives and Hedging ("ASC 815") requires we recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value and disclose certain qualitative and quantitative information. We utilize derivative financial instruments to manage interest rate risk associated with a portion of our variable rate borrowings. Derivative financial instruments are intended to reduce our exposure to interest rate volatility. At April 28, 2013, we have one interest rate swap contract which is accounted for as an ineffective hedge.

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

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 24, 2011
Rooms	$8,979	$8,603	$8,043
Food and beverage	63,314	60,252	52,905
Other	653	987	991

Total cost of complimentary services	$72,946	$69,842	$61,939

        Players Club Awards—We provide patrons with rewards based on the amounts wagered on casino games. A liability has been established based on the estimated value of these outstanding rewards, considering the age of the points and prior redemption history.

        Advertising—Advertising costs are expensed the first time the related advertisement appears. Total advertising costs from continuing operations were $33,808, $33,207, and $32,033 in fiscal years 2013, 2012 and 2011, respectively.

        Operating Leases—We recognize rent expense for each lease on the straight line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals. Our liabilities include the aggregate difference between rent expense recorded on the straight-line basis and amounts paid under the leases.

        Development Costs—We pursue development opportunities for new gaming facilities in an ongoing effort to expand our business. In accordance with ASC Topic 720, Other Expenses ("ASC 720), costs related to projects in the development stage are recorded as a development expense, except for those costs capitalized in accordance with the guidance of ASC 720. Previously capitalized development costs are expensed when the development is deemed less than probable. Total development costs expensed from continuing operations were recorded in the consolidated statements of operations in corporate and development expenses.

        Pre-Opening Costs—We expense pre-opening costs as incurred. Pre-opening costs include payroll, outside services, advertising, insurance, utilities, travel and various other expenses related to new operations prior to opening.

        Income Taxes—We account for income taxes in accordance ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred income tax liabilities, and deferred income tax assets, net of valuation allowances related to net operating loss carry forwards and certain temporary differences. Recognizable future tax benefits are subject to a valuation allowance, unless such tax benefits are determined to be more likely than not realizable. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

        Earnings (Loss) Per Common Share—In accordance with the guidance of ASC 260, Earnings Per Share ("ASC 260"), basic earnings (loss) per share ("EPS") is computed by dividing net income (loss)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution related to all potentially dilutive securities such as stock options. Any potentially dilutive securities with an exercise price in excess of the average market price of our common stock during the periods presented are not considered when calculating diluted earnings per share calculations as they would be anti-dilutive.

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

          Marketable securities— The estimated fair values of our marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets, quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets, and represent the amounts we would expect to receive if we sold these marketable securities.

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

        Recently Adopted Accounting Standards—In June 2011, the FASB issued Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which allows for the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity. During fiscal 2013, we adopted this standard, which impacted where we disclose the components of other comprehensive income in our consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        In July 2012, the FASB issued Update No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which amends ASC 350 "Intangibles—Goodwill and Other." This update permits entities to make a qualitative assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. The outcome of this qualitative assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount of the asset. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. During fiscal 2013, we adopted this standard, which did not materially impact our consolidated financial statements.

3. Discontinued Operations

        Discontinued operations includes our casino in Biloxi, Mississippi, sold in November 2012, and our former casinos in Dudley and Wolverhampton, England ("Blue Chip") sold in November 2009.

        The results of our discontinued operations are summarized as follows:

	Discontinued Operatons Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 24, 2011
Net revenues	$36,107	$67,454	$68,334
Valuation charges	(1,500)	(112,564)	—
Pretax (loss) income from discontinued operations	(1,579)	(114,396)	(4,523)
Income tax benefit from discontinued operations	—	2,026	5,328
Income (loss) from discontinued operations	(1,579)	(112,370)	805

        We completed the sale of our Biloxi, Mississippi casino operations in November 2012. The balance sheet items related to Biloxi were classified as held for sale at April 29, 2012 and the results of operations are presented as discontinued operations for all periods presented. During fiscal 2012, we entered into a definitive purchase agreement to sell our Biloxi casino operations. As a result, we recorded a non-cash pretax valuation charge of $112,564 to reduce the carrying value of Biloxi's net assets held for sale to the expected net realizable value upon completion of the sale transaction. The income tax benefit of $2,026 recorded in discontinued operations for fiscal 2012 is net of a valuation allowance of $41,029. During fiscal 2013, we recorded a $1,500 valuation allowance reflecting a credit against the purchase price to satisfy our obligation to repair the property after Hurricane Isaac, as required by the purchase agreement.

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

        Interest income of $2, $5, and $13 for fiscal years 2013, 2012, and 2011, respectively, has been allocated to discontinued operations. No interest expense was allocated to our discontinued operations as no third-party debt was assumed by the purchaser.

4. Property and Equipment, Net

        Property and equipment, net consists of the following:

	April 28, 2013	April 29, 2012
Property and equipment:
Land and land improvements	$197,896	$177,524
Leasehold improvements	145,708	146,095
Buildings and improvements	709,133	632,137
Riverboats and floating pavilions	124,485	123,933
Furniture, fixtures and equipment	535,132	495,469
Construction in progress	46,413	68,000

Total property and equipment	1,758,767	1,643,158
Less accumulated depreciation and amortization	(724,741)	(693,144)

Property and equipment, net	$1,034,026	$950,014

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

4. Property and Equipment, Net (Continued)

        We recorded depreciation expense of $72,581, $72,213, and $72,892 for our continuing operations for the fiscal years ended 2013, 2012, and 2011, respectively.

5. Goodwill and Other Intangible Assets

        A roll forward of goodwill is as follows:

Balance, April 24, 2011	$345,303
Impairment charge	(14,400)

Balance, April 29, 2012	330,903
Impairment charge	(50,100)

Balance, April 28, 2013	$280,803

        Goodwill includes accumulated impairment losses of $79,301.

        Other intangible assets consist of the following:

	April 28, 2013			April 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets
Gaming licenses	$44,342	$—	$44,342	$44,342	$—	$44,342
Trademarks	7,149	—	7,149	7,149	—	7,149
Intangible assets—subject to amortization
Customer lists	15,393	(15,393)	—	15,393	(15,393)	—
Gaming licenses	5,000	—	5,000	—	—	—
Trade name	544	(544)	—	544	(544)	—
Customer relationships	6,700	(2,443)	4,257	6,700	(1,605)	5,095

Total	$79,128	$(18,380)	$60,748	$74,128	$(17,542)	$56,586

        Our indefinite-lived intangible assets consist primarily of gaming licenses and trademarks for which it is reasonably assured that we will continue to renew indefinitely. Our finite-lived assets consist of customer lists amortized over 2 to 4 years, a trade name amortized over 1.5 years, and customer relationships amortized over 8 years. The weighted average remaining life of our customer relationships is approximately 5.1 years. During 2013 we expended $5,000 for a slot license related to our gaming operations at the Nemacolin Woodlands Resort. Subsequent to year-end, we expended an additional $7,500 for a table license for our Nemacolin gaming operations. Upon commencement of gaming operations at Nemacolin on July 1, 2013, we began amortizing these licenses over 30 years, which is the term of our Nemacolin management agreement including all extensions.

        We recorded amortization expense of $838, $3,837, and $4,721 for our intangible assets subject to amortization related to our continuing operations for the fiscal years ended 2013, 2012, and 2011, respectively.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

5. Goodwill and Other Intangible Assets (Continued)

        Future amortization expense of our amortizable intangible assets, including the $12,500 in gaming licenses for Nemacolin, is as follows:

2014	$1,185
2015	1,254
2016	1,254
2017	1,254
2018	1,254
Thereafter	10,556

Total	$16,757

6. Long-Term Debt

        Long-term debt consists of the following:

	April 28, 2013	April 29, 2012
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$154,900	$—
Variable rate term loans, mature November 1, 2013, principal and interest payments due quarterly at either LIBOR and/or prime plus a margin	—	495,000
5.875% Senior Notes, interest payable semi-annually March 15 and September 15	350,000	—
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,246	298,026
8.875% Senior Subordinated Notes, interest payable semi-annually June 15 and December 15	350,000	—
7% Senior Subordinated Notes, interest payable semi-annually March 1 and September 1	—	357,275
Other	3,738	4,130

	1,156,884	1,154,431
Less current maturities	415	5,393

Long-term debt	$1,156,469	$1,149,038

        Senior Secured Credit Facility, as amended and restated—Our Credit Facility as amended and restated ("Credit Facility") consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries. During Fiscal 2013 and on July 2, 2013, we entered into agreements amending our Credit Facility to 1) extend the maturity date to April 19, 2018 and fully repay and cancel our outstanding term loan of $490,000 with proceeds from our 5.875% Senior Notes issuance and borrowings under the revolving line of our Credit Facility; 2) give us more flexibility to incur additional indebtedness, in certain circumstances; 3) increase our flexibility to incur asset sales; 4) allow for the annualization of EBITDA during the first year of operations on new build projects; and 5) modify our maximum allowed leverage and minimum interest coverage ratio covenants.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Long-Term Debt (Continued)

        Our net revolving line of credit availability at April 28, 2013, as limited by our maximum consolidated total leverage ratio, was approximately $90,000, after consideration of $55,000 in outstanding surety bonds and letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.5% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for fiscal years 2013 and 2012 were 5.21% and 5.46%, respectively.

        The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of April 28, 2013.

        We accounted for our fiscal 2013 amendments in accordance with ASC 470-50, Debt Modifications and Extinguishments. We incurred non-cash charges, included in the statement of operations for the year ended April 28, 2013, of $2,236 related to the write-off of certain unamortized deferred financing costs. In addition, we capitalized new deferred financing costs of $6,288.

        In connection with a previous amendment, we incurred expenses, included in the statement of operations for the year ended April 24, 2011, of approximately $6,155 related to fees and the write-off of certain unamortized deferred financing costs, of which approximately $3,167 was non-cash, and capitalized deferred financing costs of $9,477.

        5.875% Senior Notes—In March 2013 we issued $350,000 of 5.875% Senior Notes due 2021 ("5.875% Senior Notes"). The net proceeds from the issuance were used to repay term loans under our Credit Facility. The 5.875% Senior Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 20. All of the guarantor subsidiaries are wholly owned by us. The 5.875% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 5.875% Senior Notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2016, with call premiums as defined in the indenture governing the 5.875% Senior Notes. We received net proceeds of $343,400 for this issuance after deducting underwriting fees. As a result of the issuance, we capitalized deferred financing costs of $7,060 in fiscal 2013.

        As required by the terms of a registration rights agreement related to the 5.875% Senior Notes, we filed a registration statement for an exchange offer of these 5.875% Senior Notes with the Securities and Exchange Commission on March 22, 2013, which was declared effective on April 30, 2013. In June 2013, pursuant to the exchange offer declared effective on April 30, 2013, we exchanged all of the unregistered 5.875% Senior Notes for identical new 5.875% Senior Notes registered under the Securities Act of 1933, as amended.

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

6. Long-Term Debt (Continued)

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

        The indentures governing the 5.875% and 7.75% Senior Notes limit, among other things, our ability and our restricted subsidiaries ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, pay dividends, or repurchase stock. The indentures also limit our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

        8.875% Senior Subordinated Notes—On August 7, 2012, we completed the issuance and sale of $350,000 of 8.875% Senior Subordinated Notes due 2020 ("8.875% Senior Subordinated Notes"). We received net proceeds of $343,000 for this issuance after deducting underwriting fees. We repurchased and retired all of our $357,275, 7% Senior Subordinated Notes with proceeds from the issuance of the 8.875% Senior Subordinated Notes and cash on hand.

        As a result of the issuance and retirement, we incurred expenses related to the write-off of deferred financing costs, issuance costs and other related fees of approximately $2,500, including $1,000 in non-cash charges, and capitalized deferred financing costs of $8,137 in fiscal 2013.

        The 8.875% Senior Subordinated Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 20. All of the guarantor subsidiaries are wholly owned by us. The 8.875% Senior Subordinated Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 8.875% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2016, with call premiums as defined in the indenture governing the 8.875% Senior Subordinated Notes.

        The indenture governing the 8.875% Senior Subordinated Notes limits, among other things, our ability and our restricted subsidiaries ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, pay dividends, or repurchase stock. The indenture also limits our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

6. Long-Term Debt (Continued)

        Future Principal Payments of Long-term Debt—The aggregate principal payments due on long-term debt as of April 28, 2013 over the next five years and thereafter, are as follows:

Fiscal Years Ending:
2014	$414
2015	440
2016	170
2017	112
2018	155,016
Thereafter	1,002,486

1,158,638
Unamortized debt discount	(1,754)

$1,156,884

7. Other Long-Term Obligations

        Nemacolin Woodlands Resort—We entered into agreements to construct and manage a casino at the Nemacolin Woodland Resort ("Resort") in Pennsylvania. Under terms of the agreements, the Resort has provided land, land improvements and a building for development into a casino property. The Company was deemed, for accounting purposes only, to be the owner of these assets provided by the Resort during the construction period. As of April 28, 2013, we have recorded $6,100 as an asset of property, plant and equipment and a liability of other long-term obligations under ASC 840 related to the agreement.

        Quad-Cities Waterfront Convention Center—We entered into agreements with the City of Bettendorf, Iowa under which the City constructed a convention center which opened in January 2009, adjacent to our hotel. We lease, manage, and provide financial and operating support for the convention center. The Company was deemed, for accounting purposes only, to be the owner of the convention center during the construction period. Upon completion of the convention center we were precluded from accounting for the transaction as a sale and leaseback due to our continuing involvement. Therefore, we are accounting for the transaction using the direct financing method. As of April 28, 2013, we have recorded in other long-term obligations $16,414 related to our liability under ASC 840 related to the convention center. Under the terms of our agreements for the convention center, we have guaranteed certain obligations related to $13,815 of notes issued by the City of Bettendorf, Iowa for the convention center.

        The other long term obligations will be reflected in our consolidated balance sheets until completion of the applicable management or lease agreement terms, at which time the related fixed assets, net of accumulated depreciation, will be removed from our consolidated financial statements and the net remaining obligation over the net carrying value of the associated fixed asset will be recognized as a gain (loss) on sale of the facility.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

7. Other Long-Term Obligations (Continued)

        Future minimum payments due under other long-term obligations, including interest, as of April 28, 2013 as follows:

Fiscal Years Ending:
2014	$1,140
2015	1,729
2016	1,767
2017	1,767
2018	1,433
Thereafter	12,570

Total minimum payments	$20,406

8. Valuation Charges

        We recorded pretax valuation charges and expense recoveries from continuing operations as follows:

        Fiscal 2013—Impairment charges of $16,000 and $34,100 related to goodwill was recorded at our Natchez and Lula, Mississippi properties, respectively, as a result of our annual impairment test required under ASC 350. The fair values used in our determination of the impairment charges considered discounted cash flows and market based valuation multiple methods. The Natchez goodwill impairment was a result of an expected decrease in future cash flows resulting from competition in the market during fiscal 2013 and the unfavorable economic conditions in the area. The Lula goodwill impairment was the result of an expected decrease in future cash flows as a result of the continued realignment of the gaming market and unfavorable economic conditions.

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

        During fiscal 2012 we settled all of our insurance claims with our insurance carrier and recognized $9,637 of revenue, included in insurance recoveries in the consolidated statement of operations, as reimbursement under our business interruption insurance policies. We collected the insurance receivable recorded at April 29, 2012 during fiscal 2013.

10. Acquisition

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

        The pro forma results of operations, as if the acquisition of Rainbow had occurred on the first day of fiscal 2011 is as follows:

Fiscal Year Ended
April 24, 2011
Pro forma
Net revenues	$940,689
Income from continuing operations before income taxes	10,981
Net income from continuing operations	3,820
Basic earnings per share from continuing operations	0.11
Diluted earnings per share from continuing operations	0.11

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Income Taxes

        Income tax (benefit) provision from continuing operations consists of the following:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 24, 2011
Current:
Federal	$—	$(415)	$(725)
State	1,005	2,333	(483)

	1,005	1,918	(1,208)
Deferred:
Federal	3,888	15,628	4,818
State	1,839	(2,427)	3,340

	5,727	13,201	8,158

Income tax (benefit) provision	$6,732	$15,119	$6,950

        A reconciliation of income taxes from continuing operations at the statutory corporate federal tax rate of 35% to the income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 24, 2011
Statutory tax (benefit) provision	$(13,740)	$(792)	$3,740
Effects of:
State taxes, net of valuation allowance	733	(731)	2,303
Reduction of unrecognized tax benefits	—	(270)	—
Other
Lobbying	754	595	745
Employment tax credits	(681)	(1,095)	(588)
Fines & Penalties	205	58	81
Meals & Entertainment	73	64	74
Various permanent differences	62	(8)	28
Interest	161	(286)	423
Bahamas stock loss	—	(727)	—
Debt basis differential	—	4,529	—
Goodwill impairment	17,535	5,040	—
Valuation allowance	1,450	8,742	—
Other	180	—	144

Income tax (benefit) provision	$6,732	$15,119	$6,950

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        Significant components of our domestic net deferred income tax asset (liability) are as follows:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012
Deferred tax liabilities:
Property and equipment	$(50,835)	$(51,713)
Goodwill and intangibles	(33,622)	(26,740)
Gain on early extinguishment of debt	(22,131)	(21,641)
Other	(1,161)	(2,859)

Total deferred tax liabilities	(107,749)	(102,953)

Deferred tax assets:
Net operating losses	80,370	36,244
Asset impairment	—	42,262
Employment tax credits	20,318	19,171
Accrued expenses	6,871	6,952
Alternative minimum tax credit	1,338	1,338
Other	13,750	15,771

Total deferred tax assets	122,647	121,738
Valuation allowance on deferred tax assets	(56,429)	(54,215)

Net deferred tax asset	66,218	67,523

Net deferred tax asset/(liability)	$(41,531)	$(35,430)

        Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. During fiscal year April 28, 2013, we evaluated the realizability of our deferred tax assets and performed an analysis of all available evidence, both positive and negative, consistent with the provisions of ASC 740-10-30-17. The three-year cumulative loss is a significant piece of negative evidence and while it is primarily the result of the fiscal year April 28, 2013 sale of the Isle Casino Hotel in Biloxi, Mississippi assets and not an indication of continuing operations, we are required to give objective historical evidence significantly more weight than subjective evidence, such as forecasts of future income. Accordingly, in the fiscal 2012 fourth quarter, the Company recorded a $49,519 valuation allowance on its deferred tax assets. During fiscal year April, 28, 2013, an additional valuation allowance of $2,214 was recorded. This allowance does not preclude us from utilizing the deferred tax assets in the future, nor does it reflect a change in our long-term outlook.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of valuation allowance is as follows:

	Federal	State	Total
Balance, April 24, 2011	$—	$4,696	$4,696
Provision, April 29, 2012	46,805	2,714	49,519

Balance, April 29, 2012	$46,805	$7,410	$54,215
Current year (reduction) provision	(4,114)	6,328	2,214

Balance, April 28, 2013	$42,691	$13,738	$56,429

        We have determined that it is more likely than not that we will not be able to utilize $42,691 of the federal deferred tax assets and $13,738 of the state deferred tax assets and have established valuation allowances accordingly. We allocated the income tax provision and valuation allowance between continuing operations and discontinued operations consistent with the provisions of ASC 740.

        At April 28, 2013, we have federal net operating loss carryforwards of $176,157 for income tax purposes, with expiration dates from fiscal 2025 to 2033. Approximately $53,165 of these net operating losses are attributable to IC Holdings Colorado, Inc. and its wholly-owned subsidiary CCSC/Blackhawk, Inc. ("IC Holdings, Inc. & Sub") and can only be used to offset income earned by these entities. The remaining federal net operating losses are subject to limitations under the internal revenue code and underlying treasury regulations, which may limit the amount ultimately utilized. We also have various state income tax net operating loss carryforwards totaling $291,010 with expiration dates from fiscal 2022 to 2033.This includes both consolidated and separate company net operating loss carryforwards. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of April 28, 2013 will be accounted for as a reduction of income tax expense. We also have a federal general business and AMT credit carryforwards of $21,656 for income tax purposes, with expiration dates from fiscal 2022 to 2033. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

        We account for unrecognized tax benefits in accordance with ASC 740. A reconciliation of the beginning and ending amounts of unrecognized tax benefits as follows:

	April 28, 2013	April 29, 2012	April 24, 2011
Beginning Balance	$4,072	$11,491	$12,126
Gross increases—tax positions in current period	—	—	—
Gross increases—tax positions in prior periods	—	—	144
Gross decreases—tax positions in prior periods	—	—	(779)
Settlements	—	—	—
Lapse of statute of limitations	—	(7,419)	—

Ending Balance	$4,072	$4,072	$11,491

        Included in the balance of unrecognized tax benefits at April 28, 2013and April 29, 2012 are $2,647 of tax benefits that, if recognized, would affect the effective tax rate. There are no tax benefits in the balance of unrecognized tax benefits at April 28, 2013 that, if recognized, would result in adjustments to deferred taxes.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

11. Income Taxes (Continued)

        We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Related to the unrecognized tax benefits noted above, we recorded interest expense of $303, $310 and $460 in fiscal 2013, fiscal 2012 and fiscal 2011 respectively, related to prior periods. We accrued no penalties during the fiscal year ended 2013. In total, as of April 28, 2013 and April 29, 2012, we have recognized a liability of $2,363 and $2,060 respectively, for interest and no amount for penalties.

        We believe that an increase in unrecognized tax benefits related to federal and state exposures in the coming year, though possible, cannot be reasonably estimated and will not be significant. In addition, we believe that it is reasonably possible that an amount between $0 and $2,647 of our currently remaining unrecognized tax positions may be recognized by the end of the fiscal year ending April 27, 2014. These amounts relate to positions taken on Mississippi income tax returns for the fiscal years ending April 2002 through April 2008. The Mississippi Department of Revenue has completed its examination of the income tax returns for these years and has issued its assessment. We have appealed the assessment and the court ruled in our favor at the motion for summary judgment hearing held during the fiscal year ended April 28, 2013. The Mississippi Department of Revenue has appealed this ruling. We expect to resolve this issue during the next twelve months.

        On April 30, 2011, the Federal statute of limitation for the fiscal years ending April 30, 2006 and April 29, 2007 lapsed. Consequently, we recognized approximately $6,704 of Federal and $475 of state tax benefits and interest income of $404 related to prior periods during the fiscal year ended April 29, 2012.

        We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. Our unrecognized state tax benefits are related to state tax returns open from tax years 2004 through 2013 depending on each state's statute of limitations.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

12. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

	Fiscal Year Ended
	April 28, 2013	April 29, 2012	April 24, 2011
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations attributable to common stockholders	$(45,990)	$(17,383)	$3,735
Income (loss) from discontinued operations	(1,579)	(112,370)	805

Net income (loss) attributable to the common stockholders	$(47,569)	$(129,753)	$4,540

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	39,340,325	38,753,098	34,066,159
Effect of dilutive securities
Employee stock options	—	—	108,558

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	39,340,325	38,753,098	34,174,717

Basic earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$(1.17)	$(0.45)	$0.11
Income (loss) from discontinued operations	(0.04)	(2.90)	0.02

Net income (loss) attributable to common stockholders	$(1.21)	$(3.35)	$0.13

Diluted earnings (loss) per share attributable to common stockholders
Income (loss) from continuing operations	$(1.17)	$(0.45)	$0.11
Income (loss) from discontinued operations	(0.04)	(2.90)	0.02

Net income (loss) attributable to common stockholders	$(1.21)	$(3.35)	$0.13

        During January 2011, we completed the sale of 5,300,000 shares of common stock generating net proceeds of $51,227. Proceeds from our equity offering were used to repay long-term debt.

        Due to the loss from continuing operations, stock options representing 25,367 shares, which are potentially dilutive and 904,660 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2013. Due to the loss from continuing operations, stock options representing 21,845 shares, which are potentially dilutive and 1,161,710 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2012. Stock options representing 469,710 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for fiscal 2011. As the minimum market performance conditions related to our restricted stock units have not been achieved as of

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

12. Earnings Per Share (Continued)

April 28, 2013, 1,714,286 units have been excluded from the calculation of diluted earnings per share for fiscal 2013.

13. Stock Based Compensation

        Under our amended and restated Long Term Incentive Plan, we have issued restricted stock units, restricted stock and stock options.

        Restricted Stock Units—During fiscal 2013 we granted restricted stock units ("RSUs") containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,714,286 units. Any RSUs earned will vest 50% on April 26, 2015 and 50% on April 24, 2016. The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates. The aggregate compensation cost related to these RSUs is $4,932 to be recognized over the vesting periods. Our current estimate of forfeitures is 0% and as of April 28, 2013, our unrecognized compensation cost for these RSUs is $3,817.

        Restricted Stock—We issue shares of restricted common stock to employees and directors under our Long Term Incentive Plan. Restricted stock awarded to employees primarily vests one-third on each anniversary of the grant date and for directors' vests one-half on the grant date and one-half on the first anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 10% and 0%, respectively.

        Stock Options—We have issued incentive stock options and nonqualified stock options which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. There were no stock options granted in fiscal 2013, 2012 or 2011.

        Stock Compensation Expense—Total stock compensation expense from continuing operations in the accompanying consolidated statements of operations was $5,079, $7,642, and $7,442 for the fiscal years 2013, 2012, and 2011, respectively. We recognize compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13. Stock Based Compensation (Continued)

        Activity Under Our Share Based Plans—A summary of restricted stock and option activity for fiscal 2013 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value	Options	Weighted Average Exercise Price
Outstanding at April 29, 2012	890,525	$8.99	1,271,710	$11.33
Granted	541,712	6.18	—	—
Exercised	—	—	(100,000)	6.69
Vested	(599,566)	8.79	—	—
Forfeited and expired	(27,973)	6.83	(157,050)	18.30

Outstanding at April 28, 2013	804,698	$7.32	1,014,660	$10.71

As of April 28, 2013:
Outstanding exercisable options	n/a		952,660	$10.83
Weighted average remaining contractual term	0.9 years		4.5
Aggregate intrinsic value:
Outstanding exercisable	n/a		$213
Outstanding	$5,669		$267
Nonvested:
Unrecognized compensation cost	$1,934		$59
Weighted average remaining vesting period	0.9 years		1.0 years

        Additional information relating to our share based plans is as follows:

	April 28, 2013	April 29, 2012	April 24, 2011
Restricted Stock:
Fair value of restricted stock vested during the year	$5,272	$7,317	$4,457
Stock Options:
Intrinsic value of stock options exercised	41	5	11
Proceeds from stock option exercises	668	13	23

        We have 822,271, shares available for future issuance under our equity compensation plan as of April 28, 2013, assuming the maximum number of RSUs is awarded upon vesting. Upon issuance of restricted shares or exercise of stock options, shares may be issued from available treasury or common shares.

        Tax effect of Stock Based Compensation—Upon the exercise of certain stock options, vested restricted stock and vested RSUs, the tax benefit (provision) related to stock compensation, subject to certain limitations, is recognized as an addition to or deduction from additional paid in capital. During fiscal year 2013, we reduced our additional paid in capital by $10, reflecting a tax provision related to the impact of restricted stock vesting. At April 28, 2013, we have deferred $1,433 of tax benefits associated with stock exercises and restricted stock vesting due to our net operating loss position.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

13. Stock Based Compensation (Continued)

        Stock Repurchase—Our Board of Directors has approved a stock repurchase program, as amended, allowing up to 6,000,000 shares of our common stock to be repurchased. As of April 28, 2013, we have repurchased 4,895,792 shares of common stock, and retired 553,800 shares of common stock under this stock repurchase program. No shares were repurchased in fiscal years 2013, 2012 or 2011.

14. Deferred Compensation Plans

        2005 Deferred Compensation Plan—Our 2005 Deferred Compensation Plan (the "Plan"), as amended and restated, is an unfunded deferred compensation arrangement for the benefit of key management officers and employees of the Company and its subsidiaries. The terms of the Plan include the ability of the participants to defer, on a pre-tax basis, salary, and bonus payments in excess of the amount permitted under IRS Code Section 401(k). The terms also allow for a discretionary annual matching contribution by the Company. The Plan allows for the aggregation and investment of deferred amounts in notional investment alternatives, including units representing shares of our common stock. The liability related to the Plan as of April 28, 2013 and April 29, 2012 was $3,545 and $2,796, respectively, and is included in long-term other accrued liabilities in the consolidated balance sheets. Expense from continuing operations for our contributions related to the Plan was $100, $69 and $53 in fiscal years 2013, 2012 and 2011, respectively.

15. Supplemental Disclosure of Cash Flow Information

        For the fiscal years 2013, 2012 and 2011 we made cash payments for interest, net of capitalized interest of $76,235, $83,004, and $84,506, respectively. We made income tax payments, net of refunds, of $3,293 and $1,547 for fiscal years 2013 and 2012, respectively, and collected an income tax refund, net of payments, of $5,599 for fiscal year 2011.

        For fiscal 2013, 2012 and 2011, the change in accrued purchase of property and equipment in accounts payable decreased by $2,667 and increased by $8,315 and $1,642, respectively.

        For fiscal 2013, 2012 and 2011, we capitalized interest of $2,647, $1,105 and $125, respectively, primarily related to construction of our casino in Cape Girardeau, Missouri.

16. Employee Benefit Plan

        401(k) Plan—We have a 401(k) plan covering substantially all of our employees who have completed 90 days of service. Expense for our contributions for continuing operations related to the 401(k) plan was $1,495, $1,485, and $1,242 in fiscal years 2013, 2012, and 2011, respectively. Our contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

17. Interest Rate Derivatives

        We have an interest rate derivative agreement in order to manage market risk on variable rate loans outstanding. We have an interest rate swap agreement with an aggregate notional value of $50,000 with a maturity date in September 2013. Previously we had additionally entered into interest rate cap contracts, which matured prior to April 28, 2013.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

17. Interest Rate Derivatives (Continued)

        The fair values of derivatives included in our consolidated balance sheet are as follows:

Type of Derivative Instrument	Balance Sheet Location	April 28, 2013	April 29, 2012
Interest rate swap contracts	Accrued interest	794	—
Interest rate swap contracts	Other long-term liabilities	—	2,493

        The interest rate cap agreements met the criteria for hedge accounting for cash flow hedges. As a result, there was no impact on our consolidated statement of operations from changes in fair value of the interest rate cap agreements. The loss recorded in accumulated other comprehensive income (loss) for our interest rate cap contracts was recorded net of deferred income tax benefits of $8 as of April 29, 2012. The change in unrealized gain (loss) on our derivatives qualifying for hedge accounting was $14 and $68 for fiscal years 2013 and 2012, respectively.

        Our interest rate swaps no longer meet the criteria for hedge effectiveness, and therefore changes in the fair value of the swaps subsequent to the date of ineffectiveness in February 2010, are recorded in derivative income in the consolidated statements of operations. The cumulative loss recorded in other comprehensive income (loss) through the date of ineffectiveness is being amortized into derivative expense over the remaining term of the individual interest rate swap agreements or when the underlying transaction is no longer expected to occur. As of April 28, 2013, the weighted average fixed LIBOR interest rate of our interest rate swap agreements was 3.995%.

        The loss recorded in accumulated other comprehensive income (loss) of our interest rate swap contracts is recorded net of deferred income tax benefits of $149 and $506, as of April 28, 2013 and April 29, 2012, respectively.

        Derivative income (expense) related to the change in fair value of interest rate swap contracts is as follows:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012
Derivative income (expense)	$1,699	$2,540

        Derivative income (expense) realized associated with the amortization of cumulative loss recorded in other comprehensive income (loss) for the interest rate swaps through the date of ineffectiveness is as follows:

	Fiscal Year Ended
	April 28, 2013	April 29, 2012
Accumulated OCI amortization	$594	$1,312
Change in deferred taxes	357	789
Derivative income (expense)	(951)	(2,101)

        The amount of accumulated other comprehensive income (loss) related to the interest rate swap contract maturing within the next twelve months was $247, net of tax of $149, as of April 28, 2013.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Fair Value

        The fair value of our interest swap and cap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based yield curve as of the date of the valuation.

        The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the fiscal years ended April 28, 2013 and April 29, 2012:

	Fiscal Year Ended
Interest Rate Derivatives	April 28, 2013	April 29, 2012
Beginning balance	$(2,493)	$(5,004)
Realized gain	1,699	2,540
Unrealized (loss) gain	—	(29)

Ending balance	$(794)	$(2,493)

        Financial Instruments—The estimated carrying amounts and fair values of our other financial instruments are as follows:

	April 28, 2013		April 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$68,469	$68,469	$94,461	$94,461
Marketable securities	25,520	25,520	24,943	24,943
Accounts receivable	11,077	11,077	6,941	6,941
Restricted cash and investments	11,417	11,417	12,551	12,551
Notes receivable	56	56	1,293	1,293
Financial liabilities:
Revolving line of credit	$154,900	$151,802	$—	$—
Variable rate term loans	—	—	495,000	498,713
7.75% Senior notes	298,246	327,698	298,026	308,829
5.875% Senior notes	350,000	357,000
8.875% Senior subordinated notes	350,000	381,535
7% Senior subordinated notes	—	—	357,275	358,168
Other long-term debt	3,738	3,738	4,130	4,130
Other long-term obligations	22,514	22,514	16,556	16,556

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and cash equivalents, accounts receivable and notes receivable are carried at cost, which approximates fair value due to their short-term maturities.

          Marketable securities include investments of $9,256 based upon Level 1 inputs obtained from quoted prices available in active markets and investments of $16,164 based upon Level 2 inputs obtained from quoted prices of identical assets in inactive markets or quoted prices for similar

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

18. Fair Value (Continued)

  assets in active and inactive markets. There were no transfers between Level 1 and Level 2 inputs during the year.

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

19. Accumulated Other Comprehensive Income (Loss)

        A detail of accumulated other comprehensive income (loss) is as follows:

	April 28, 2013	April 29, 2012
Interest rate cap contracts	$—	$(14)
Interest rate swap contracts	(247)	(841)

	$(247)	$(855)

        The amount of change in the gain (loss) recognized in accumulated other comprehensive income (loss) related to derivative instruments is as follows:

	Fiscal Year Ended
Type of Derivative Instrument	April 28, 2013	April 29, 2012
Interest rate cap contracts	$14	$68
Interest rate swap contracts	594	1,312

	$608	$1,380

20. Consolidating Condensed Financial Information

        Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7.75% Senior Notes, 5.875% Senior Notes, and 8.875% Senior Subordinated Notes.

        The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7.75% Senior Notes, 5.875% Senior Notes and 8.875% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; CCSC/Blackhawk, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC-PA, L.L.C.; IOC-Black Hawk County, Inc.; IOC-Davenport, Inc.; IOC Holdings, L.L.C.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Cape Girardeau, LLC; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; PPI, Inc.; and St. Charles Gaming Company, Inc. Each of the subsidiaries' guarantees is joint and several with the guarantees of the other subsidiaries.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed balance sheets as of April 28, 2013 and April 29, 2012 are as follows:

	As of April 28, 2013
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$19,176	$84,163	$29,010	$(49)	$132,300
Intercompany receivables	626,444	(156,427)	14,909	(484,926)	—
Investments in subsidiaries	643,257	(29,794)	—	(613,463)	—
Property and equipment, net	7,831	1,014,067	12,128	—	1,034,026
Other assets	50,958	324,168	17,587	(5,440)	387,273

Total assets	$1,347,666	$1,236,177	$73,634	$(1,103,878)	$1,553,599

Current liabilities	$43,139	$88,223	$24,486	$(49)	$155,799
Intercompany payables	—	484,926	—	(484,926)	—
Long-term debt, less current maturities	1,155,939	210	320	—	1,156,469
Other accrued liabilities	6,178	82,660	15,523	(5,440)	98,921
Stockholders' equity	142,410	580,158	33,305	(613,463)	142,410

Total liabilities and stockholders' equity	$1,347,666	$1,236,177	$73,634	$(1,103,878)	$1,553,599

	As of April 29, 2012
Balance Sheet	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Current assets	$52,533	$120,711	$29,323	$(284)	$202,283
Intercompany receivables	673,850	(228,619)	794	(446,025)	—
Investments in subsidiaries	644,423	(29,794)	—	(614,629)	—
Property and equipment, net	9,194	909,727	31,093	—	950,014
Other assets	(5,524)	384,498	17,180	26,519	422,673

Total assets	$1,374,476	$1,156,523	$78,390	$(1,034,419)	$1,574,970

Current liabilities	$37,510	$89,711	$29,191	$(296)	$156,116
Intercompany payables	—	446,025	—	(446,025)	—
Long-term debt, less current maturities	1,145,301	3,264	473	—	1,149,038
Other accrued liabilities	8,045	34,726	16,894	26,531	86,196
Stockholders' equity	183,620	582,797	31,832	(614,629)	183,620

Total liabilities and stockholders' equity	$1,374,476	$1,156,523	$78,390	$(1,034,419)	$1,574,970

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of operations for the fiscal years ended April 28, 2013, April 29, 2012 and April 24, 2011 are as follows:

	For the Fiscal Year Ended April 28, 2013
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,016,005	$—	$—	$1,016,005
Rooms, food, beverage, pari-mutuel and other	735	164,470	8,978	(8,955)	165,228

Gross revenues	735	1,180,475	8,978	(8,955)	1,181,233
Less promotional allowances	—	(216,034)	—	—	(216,034)

Net revenues	735	964,441	8,978	(8,955)	965,199
Operating expenses:
Casino	—	156,179	—	—	156,179
Gaming taxes	—	255,105	—	—	255,105
Rooms, food, beverage, pari-mutuel and other	37,768	347,561	5,069	(8,955)	381,443
Valuation allowance	—	50,100	—	—	50,100
Management fee expense (revenue)	(34,068)	34,068	—	—	—
Depreciation and amortization	2,020	71,080	319	—	73,419

Total operating expenses	5,720	914,093	5,388	(8,955)	916,246

Operating income (loss)	(4,985)	50,348	3,590	—	48,953
Interest expense, net	(51,811)	(36,089)	(1,059)	—	(88,959)
Gain on extinguishment of debt	—	—	—	—	—
Derivative income	748	—	—	—	748
Equity in income (loss) of subsidiaries	(9,918)	—	—	9,918	—

Income (loss) from continuing operations before income taxes and noncontolling interest	(65,966)	14,259	2,531	9,918	(39,258)
Income tax (provision) benefit	19,976	(25,649)	(1,059)	—	(6,732)

Income (loss) from continuining operations	(45,990)	(11,390)	1,472	9,918	(45,990)
Income (loss) of discontinued operations	(1,579)	(2,502)	—	2,502	(1,579)

Net income (loss)	$(47,569)	$(13,892)	$1,472	$12,420	$(47,569)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 29, 2012
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$1,006,523	$—	$—	$1,006,523
Rooms, food, beverage, pari-mutuel and other	1,088	169,192	9,645	(9,290)	170,635

Gross revenues	1,088	1,175,715	9,645	(9,290)	1,177,158
Less promotional allowances	—	(199,787)	—	—	(199,787)

Net revenues	1,088	975,928	9,645	(9,290)	977,371
Operating expenses:
Casino	—	153,743	—	—	153,743
Gaming taxes	—	251,780	—	—	251,780
Rooms, food, beverage, pari-mutuel and other	41,502	340,980	7,674	(9,290)	380,866
Valuation allowance	—	30,549	—	—	30,549
Management fee expense (revenue)	(34,751)	34,751	—	—	—
Depreciation and amortization	1,960	73,538	552	—	76,050

Total operating expenses	8,711	885,341	8,226	(9,290)	892,988

Operating income (loss)	(7,623)	90,587	1,419	—	84,383
Interest expense, net	(28,385)	(58,006)	(695)	—	(87,086)
Gain on extinguishment of debt	—	—	—	—	—
Derivative income	439	—	—	—	439
Equity in income (loss) of subsidiaries	54,462	—	—	(54,462)	—

Income (loss) from continuing operations before income taxes and noncontolling interest	18,893	32,581	724	(54,462)	(2,264)
Income tax (provision) benefit	(36,276)	21,419	(262)	—	(15,119)

Income (loss) from continuining operations	(17,383)	54,000	462	(54,462)	(17,383)
Income (loss) of discontinued operations	(112,370)	(114,125)	—	114,125	(112,370)

Net income (loss)	$(129,753)	$(60,125)	$462	$59,663	$(129,753)

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

	For the Fiscal Year Ended April 24, 2011
Statement of Operations	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Revenues:
Casino	$—	$968,423	$—	$—	$968,423
Rooms, food, beverage, pari-mutuel and other	1,670	152,331	9,626	(9,528)	154,099

Gross revenues	1,670	1,120,754	9,626	(9,528)	1,122,522
Less promotional allowances	—	(185,861)	—	—	(185,861)

Net revenues	1,670	934,893	9,626	(9,528)	936,661
Operating expenses:
Casino	—	142,642	—	—	142,642
Gaming taxes	—	242,949	—	—	242,949
Rooms, food, beverage, pari-mutuel and other	42,837	329,999	8,218	(9,528)	371,526
Management fee expense (revenue)	(33,259)	33,259	—	—	—
Depreciation and amortization	1,955	75,086	572	—	77,613

Total operating expenses	11,533	823,935	8,790	(9,528)	834,730

Operating income (loss)	(9,863)	110,958	836	—	101,931
Interest expense, net	(29,634)	(61,046)	648	—	(90,032)
Gain on extinguishment of debt	—	—	—	—	—
Derivative income (expense)	(1,214)	—	—	—	(1,214)
Equity in income (loss) of subsidiaries	36,389	23	—	(36,412)	—

Income (loss) from continuing operations before income taxes and noncontolling interest	(4,322)	49,935	1,484	(36,412)	10,685
Income tax (provision) benefit	8,057	(13,171)	(1,836)	—	(6,950)

Income (loss) from continuining operations	3,735	36,764	(352)	(36,412)	3,735
Income (loss) of discontinued operations	805	(4,827)	1,475	3,352	805

Net income (loss)	$4,540	$31,937	$1,123	$(33,060)	$4,540

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

20. Consolidating Condensed Financial Information (Continued)

        Consolidating condensed statements of cash flows for the fiscal years ended April 28, 2013, April 29, 2012 and April 24, 2011 are as follows:

	For the Fiscal Year Ended April 28, 2013
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$(48,218)	$168,576	$(4,316)	$—	$116,042
Net cash provided by (used in) investing activities	33,974	(123,245)	(106)	(34,072)	(123,449)
Net cash provided by (used in) financing activities	(18,207)	(38,906)	4,456	34,072	(18,585)

Net increase (decrease) in cash and cash equivalents	(32,451)	6,425	34	—	(25,992)
Cash and cash equivalents at beginning of the period	39,365	50,749	4,347	—	94,461

Cash and cash equivalents at end of the period	$6,914	$57,174	$4,381	$—	$68,469

	For the Fiscal Year Ended April 29, 2012
Statement of Cash Flows	Isle of Capri Casinos, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating and Eliminating Entries	Isle of Capri Casinos, Inc. Consolidated
Net cash provided by (used in) operating activities	$12,960	$101,801	$3,298	$—	$118,059
Net cash provided by (used in) investing activities	60,806	(57,955)	(1,036)	(61,864)	(60,049)
Net cash provided by (used in) financing activities	(38,353)	(55,202)	(7,036)	61,864	(38,727)

Net increase (decrease) in cash and cash equivalents	35,413	(11,356)	(4,774)	—	19,283
Cash and cash equivalents at beginning of the period	3,952	62,105	9,121	—	75,178

Cash and cash equivalents at end of the period	$39,365	$50,749	$4,347	$—	$94,461

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

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

21. Selected Quarterly Financial Information (unaudited)

        Our selected quarterly financial information has included reclassifications for amounts shown in our previously filed reports on Forms 10-Q to reflect the discontinued operations presentation for our Biloxi, Mississippi property.

	Fiscal Quarters Ended
	July 29, 2012	October 28, 2012	January 27, 2013	April 28, 2013
Net revenues	$235,823	$223,207	$238,095	$268,074
Operating income	26,184	16,155	20,383	(13,769)
Income (loss) from continuing operations	4,744	(4,341)	(1,002)	(45,391)
Income (loss) from discontinued operations, net of income taxes	1,917	(2,312)	(1,184)	—
Net income (loss)	6,661	(6,653)	(2,186)	(45,391)
Earnings (loss) per common share basic:
Income (loss) from continuing operations	$0.12	$(0.11)	$(0.03)	$(1.15)
Income (loss) from discontinued operations, net of income taxes	0.05	(0.06)	(0.03)	—

Net income (loss)	$0.17	$(0.17)	$(0.06)	$(1.15)

Earnings (loss) per common share diluted:
Income (loss) from continuing operations	$0.12	$(0.11)	$(0.03)	$(1.15)
Income (loss) from discontinued operations, net of income taxes	0.05	(0.06)	(0.03)	—

Net income (loss)	$0.17	$(0.17)	$(0.06)	$(1.15)

Weighted average basic shares	39,018,281	39,336,134	39,488,480	39,518,406
Weighted average dilutive shares	39,035,280	39,336,134	39,488,480	39,518,406

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

        A summary of certain revenues and expenses from our continuing operations impacting our quarterly financial results is as follows:

  (1)
  During the fourth quarter of fiscal 2013, we recorded goodwill impairment charges of $16,000 related to our Natchez property and $34,100 related to our Lula property.

  (2)
  The fourth quarter of fiscal 2013 contained thirteen weeks as compared to the fourth quarter of fiscal 2012 which contained fourteen weeks.

  (3)
  During the fourth quarter of fiscal 2012, we recorded a goodwill impairment charge of $14,400 related to our Lula property and a valuation charge of $16,149 at our Lake Charles property associated with the sale of Grand Palais Riverboat, Inc.

  (4)
  During the first and second quarters of fiscal 2012, five of our properties were temporarily closed for flooding along the Mississippi River.

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

22. Commitments and Contingencies

        Operating Leases—The Company leases real estate and various equipment under operating lease agreements. Future minimum payments over the lease term of non-cancelable operating leases with initial terms of one year or more consisted of the following at April 28, 2013:

Fiscal Years Ending:
2014	$12,820
2015	11,798
2016	11,710
2017	11,609
2018	11,467
Therafter	235,825

Total minimum lease payments	$295,229

        Rent expense related to continuing operations was $28,385, $28,557, and $27,411 in fiscal years 2013, 2012, and 2011, respectively. Such amounts include contingent rentals of $3,315, $3,655, and $4,129 in fiscal years 2013, 2012 and 2011, respectively. Contingent rent is based upon casino revenues or other metrics as defined in our lease agreements. Certain of our leases are subject to renewals and may contain escalation clauses.

        Development Projects—The Pennsylvania Gaming Control Board ("PGCB") has selected the Nemacolin Woodlands Resort in Pennsylvania to be awarded a Category 3 resort gaming license. We have a development and management agreement with the Nemacolin Woodlands Resort and completed the construction in June 2013. Our casino opened July 1, 2013 and the total cost of the project was approximately $60,000, including licensing fees. As of April 28, 2013, we have expended approximately $29,700.

        On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the "Tower JV"), if the project is selected by the PGCB. The Tower JV is one of six applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we loaned $25,000 to the Tower JV in the form of a stand-by letter of credit issued for the purpose of securing the Pennsylvania gaming license fee relating to the project. The $25,000 letter of credit can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing, or 2) convert the $25,000 loan into a minority investment in the Tower JV.

        Legal and Regulatory Proceedings—We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi—Vicksburg, are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of approximately $2,000, which we accrued. We filed a notice of appeal in November 2011 and oral arguments were held in January 2013. In June 2013, the court of appeals reversed the trial court and ruled in our favor. Silver Land may request a rehearing and thereafter may appeal to the state supreme court. While the ultimate outcome of this

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

22. Commitments and Contingencies (Continued)

matter is still in doubt and cannot be predicted with any degree of certainty, we intend to put forth a vigorous and appropriate defense of the favorable June 2013 ruling of the court of appeals if Silver Land continues to pursue its claim.

        We have been named as a defendant in a complaint filed in the Circuit Court for Broward County, Florida. The complaint alleges we sent unsolicited fax advertisements in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the "TCPA"), and seeks to certify a class action. The complaint seeks statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunction relief. In April 2013, we entered into a settlement agreement with the plaintiff and on May 22, 2013, the Court issued an order granting preliminary approval of the settlement. The settlement is subject to further consideration by the Court at the final settlement hearing, which is expected to occur in late calendar 2013. While the ultimate outcome is unknown, we have accrued $1,000 as our current estimate of the most probable outcome of this matter.

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

        The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through April 28, 2013 we have accrued an estimated liability, including interest, of $14,075. Our accrual is based upon management's estimate of the original claim by the plaintiffs for lost payments. We continue to accrue interest on the asserted claim. We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

        In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor has filed a mechanics' lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied, however the general contractor has refused to do so and asserted that

ISLE OF CAPRI CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(amounts in thousands, except share and per share amounts)

22. Commitments and Contingencies (Continued)

a portion of the subcontractor's claim results from additional work directly requested by us. The general contractor is attempting to resolve the subcontractor's claim. While we are not a direct party in the dispute, in the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, would be capitalized as additional construction costs.

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

        Subsequent event—On June 17, 2013, we entered into an option agreement for a third party to purchase from us substantially all of the assets and assume certain liabilities related to our Rhythm City Casino located in Davenport, Iowa, for approximately $51,000, subject to a working capital adjustment and certain other purchase price adjustments. Subject to satisfying certain conditions, the third party may exercise the option at any time through September 15, 2013 and may extend the exercise period to October 15, 2013. If the option is exercised, the completion of the transaction will be subject to the third party obtaining applicable gaming licenses and approvals and other customary closing conditions.

ISLE OF CAPRI CASINOS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Accounts Receivable Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 28, 2013	$2,502	$522	$(938)	$2,086
Year Ended April 29, 2012	1,010	1,711	(219)	2,502
Year Ended April 24, 2011	1,955	151	(1,096)	1,010

Other Receivables Reserve
Period	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
Year Ended April 28, 2013	$1,882	$—	$—	$1,882
Year Ended April 29, 2012	1,882	—	—	1,882
Year Ended April 24, 2011	2,882	—	(1,000)	1,882

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of April 28, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Annual Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

        Management's Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 28, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management has concluded that, as of April 28, 2013, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which is included in Item 8.

        Changes in Internal Controls over Financial Reporting—There have been no changes in our internal controls over financial reporting during the quarter ended April 28, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

        Equity Compensation Plans.    The following table provides information about securities authorized for issuance under our 2009 Long-Term Stock Incentive Plan for fiscal 2013.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,728,948	$10.71	822,271
Equity compensation plans not approved by security holders	—	—	—
Total	2,728,948	$10.71	822,271

(1)
As of April 28, 2013, we had 1,714,286 performance-based restricted stock units outstanding that do not have an exercise price; therefore the weighted-average per share exercise price only relates to outstanding stock options. The amount included in the securities outstanding above for performance-based restricted share units assumes the the performance conditions will be achieved.

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

ISLE OF CAPRI CASINOS, INC.
Dated: July 2, 2013	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer, President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 2, 2013	/s/ VIRGINIA M. MCDOWELL Virginia M. McDowell, Chief Executive Officer, President and Director (Principal Executive Officer)
Dated: July 2, 2013	/s/ DALE R. BLACK Dale R. Black, Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: July 2, 2013	/s/ JAMES B. PERRY James B. Perry, Executive Chairman of the Board
Dated: July 2, 2013	/s/ ROBERT S. GOLDSTEIN Robert S. Goldstein, Vice Chairman of the Board
Dated: July 2, 2013	/s/ BONNIE BIUMI Bonnie Biumi, Director
Dated: July 2, 2013	/s/ ALAN J. GLAZER Alan J. Glazer, Director

Dated: July 2, 2013	/s/ JEFFREY D. GOLDSTEIN Jeffrey D. Goldstein, Director
Dated: July 2, 2013	/s/ RICHARD A. GOLDSTEIN Richard A. Goldstein, Director
Dated: July 2, 2013	/s/ GREGORY J. KOZICZ Gregory J. Kozicz, Director
Dated: July 2, 2013	/s/ SCOTT E. SCHUBERT Scott E. Schubert, Director
Dated: July 2, 2013	/s/ LEE S. WIELANSKY Lee S. Wielansky, Director

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION
3.1		Amended and Restated Certificate of Incorporation of Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on June 16, 2011)

3.2		Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 25, 2010)

4.1		Indenture, dated as of March 7, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 8, 2011)

4.2		Indenture, dated as of August 7, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 9, 2012)

4.3		Indenture, dated as of March 5, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 6, 2013)

4.4		Registration Rights Agreement, dated March 5, 2013, among the Company, the guarantors named therein and Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the several initial purchasers named therein (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 6, 2013)

4.5		Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2013)

4.6		Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 24, 2013)

4.7		Supplemental Indenture, dated as of April 19, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 24, 2013)

10.1		Agreement, dated January 19, 2011, by and among Isle of Capri Casinos, Inc., and Mr. Jeffrey D. Goldstein, Mr. Robert S. Goldstein, Richard A. Goldstein and GFIL Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed on January 19, 2011)

10.2		Amendment Number One to Governance Agreement, dated February 23, 2011, by and among Isle of Capri Casinos, Inc., GFIL Holdings, LLC, Jeffrey D. Goldstein, Robert S. Goldstein and Richard A. Goldstein (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 28, 2011)

10.3	†	Isle of Capri Casinos, Inc. Amended and Restated 2009 Long-Term Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2012)

10.4	†	Isle of Capri Casinos, Inc. Corporate Level Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

EXHIBIT NUMBER		DESCRIPTION
10.5	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan (Incorporated by reference to the Proxy Statement filed on August 15, 2000)

10.6	†	Isle of Capri Casinos, Inc. Deferred Bonus Plan Code Section 409A Compliance Amendment (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on June 25, 2009)

10.7	†	Isle of Capri Casinos, Inc.'s Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on June 25, 2009)

10.8	†	Isle of Capri Casino, Inc. Amended and Restated Deferred Compensation Plan Adoption Agreement (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on June 25, 2009)

10.9	†	Isle of Capri Casinos, Inc.'s 2005 Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.33 to the Quarterly Report Form 10-Q filed on March 1, 2005)

10.10	†	Isle of Capri Casinos, Inc. Non-employee Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on June 25, 2009)

10.11	†	Isle of Capri Casinos, Inc. Medical Expense Reimbursement Plan (MERP) (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on June 25, 2009)

10.12	†	Amended and Restated Employment Agreement, dated January 18, 2011, between Virginia M. McDowell and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 18, 2011)

10.13	†	Employment Agreement dated as of December 3, 2007, between Isle of Capri Casinos, Inc. and Dale R. Black (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2007)

10.14	†	Amended and Restated Employment Agreement, dated January 18, 2011, between James B. Perry and Isle of Capri Casinos, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 18, 2011)

10.15	†	Employment Agreement, dated as of July 1, 2008, between Isle of Capri Casinos, Inc. and Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on July 11, 2008)

10.16	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Dale R. Black (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.17	†	Isle of Capri Casinos, Inc. Employment Agreement Compliance Addendum—Edmund L. Quatmann, Jr. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on March 6, 2009)

10.18	†	Employment Agreement dated as of August 6, 2009, between Isle of Capri Casinos, Inc. and Eric Hausler (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K/A filed on June 8, 2010)

EXHIBIT NUMBER		DESCRIPTION
10.19	†	First Amendment to Employment Agreement, dated as of June 18, 2011, between Isle of Capri Casinos, Inc. and Arnold Block (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2011)

10.20	†	Employment Agreement, dated as of January 7, 2013, between Isle of Capri Casinos, Inc. and John Wilson (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 20, 2013)

10.21	†*	Form Employment Agreement for Senior Vice Presidents of Isle of Capri Casinos, Inc.

10.22	†	Form Stock Option Award Agreement (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on July 11, 2008)

10.23	†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed on June 25, 2009)

10.24	†	Form of Performance Based Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on June 14, 2012)

10.25		Credit Agreement, dated as of July 26, 2007 among Isle of Capri Casinos, Inc., the Lenders listed herein, Credit Suisse, Cayman Island Branch, as administrative agent, issuing bank and swing line lender, Credit Suisse Securities (USA) LLC, as lead arranger and bookrunner, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as co-syndication agents and U.S. Bank, N.A. and Wachovia Bank, National Association, as co-documentation agents (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.26		Security Agreement, dated as of July 26, 2007, among Isle of Capri Casinos, Inc., its material subsidiaries party thereto, and Credit Suisse, Cayman Islands Branch, as Administrative Agent for and representative of the financial institutions party to the Credit Agreement and any Hedge Providers (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007)

10.27		First Amendment to Credit Agreement, dated as of February 17, 2010, among the Company, as borrower, the financial institutions listed therein, as lenders, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the other agents referred to therein among Isle of Capri Casinos, Inc., the Lenders listed therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 29, 2010)

10.28		Second Amendment to Credit Agreement, dated as of March, 25, 2011, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2011)

10.29		Third Amendment to Credit Agreement, dated as of November 21, 2012, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of isle of Capri casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2012)

EXHIBIT NUMBER	DESCRIPTION
10.30	Fourth Amendment Documents to Credit Agreement and Amendments to Loan Documents, dated as of April 19, 2013 among the Company, the financial institutions listed therein as Lenders and Wells Fargo Bank, National Association (as successor to Credit Suisse AG, Cayman Islands Branch (f/k/a Credit Suisse, Cayman Islands Branch)), as administrative agent to the Lenders, Issuing Bank and Swing Line Lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2013)

10.31	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on July 02, 1999)

10.32	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to the Registration Statement on Form S-4/A filed June 19, 2002)

10.33	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on July 28, 2000)

10.34	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on July 28, 2000)

10.35	Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997. (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed on July 11, 2008)

10.36	Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999. (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed on July 11, 2008)

10.37	Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001. (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed on July 11, 2008)

10.38	Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed on July 11, 2008)

10.39	Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of August 21, 1995 (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed June 25, 2009)

10.40	First Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of October 31, 1995 (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed June 25, 2009)

10.41	Second Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of June 10, 1996 (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed June 25, 2009)

EXHIBIT NUMBER		DESCRIPTION
10.42		Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000. (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed on July 11, 2008)

10.43		Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of August 15, 1995. (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on July 11, 2008)

10.44		Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 4, 1996. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on July 11, 2008)

10.45		Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of March 21, 2003.(Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on July 11, 2008)

10.46		Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, LLC. dated as of April 22, 2003. (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed on July 11, 2008)

10.47		Development Agreement by and between IOC-Cape Girardeau, LLC and the City of Cape Girardeau, Missouri dated as of October 4, 2010 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 3, 2010)

21.1	*	Significant Subsidiaries of Isle of Capri Casinos, Inc.

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	*	Description of Governmental Regulation.

101	*	The following financial statements and notes from the Isle of Capri Casinos, Inc. Annual Report on Form 10-K for the year ended April 28, 2013, filed on July 2, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement.