Form 10-Q
period 2013-07-28
ISLE OF CAPRI CASINOS INC
filed 2013-09-06
CIK 863015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2013

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

As of September 6, 2013, the Company had a total of 39,644,832 shares of Common Stock outstanding (which excludes 2,421,316 shares held by us in treasury).

PART I—FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	July 28,	April 28,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,560	$68,469
Marketable securities	27,320	25,520
Accounts receivable, net	10,688	11,077
Income taxes receivable	4,263	4,789
Deferred income taxes	2,096	1,573
Prepaid expenses and other assets	30,486	20,872
Total current assets	141,413	132,300
Property and equipment, net	1,033,438	1,034,026
Other assets:
Goodwill	280,803	280,803
Other intangible assets, net	68,004	60,748
Deferred financing costs, net	26,784	27,230
Restricted cash and investments	9,757	11,417
Prepaid deposits and other	7,034	7,075
Total assets	$1,567,233	$1,553,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$429	$415
Accounts payable	24,487	34,533
Accrued liabilities:
Payroll and related	36,581	35,093
Property and other taxes	23,012	21,340
Interest	21,516	18,502
Progressive jackpots and slot club awards	17,263	16,579
Other	33,157	29,337
Total current liabilities	156,445	155,799
Long-term debt, less current maturities	1,171,162	1,156,469
Deferred income taxes	44,379	43,104
Other accrued liabilities	33,661	33,303
Other long-term liabilities	22,756	22,514
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; shares issued: 42,066,148 at July 28, 2013 and April 28, 2013	421	421
Class B common stock, $.01 par value; 3,000,000 shares authorized; none issued	—	—
Additional paid-in capital	246,760	246,214
Retained earnings (deficit)	(79,089)	(74,227)
Accumulated other comprehensive (loss) income	(99)	(247)
	167,993	172,161
Treasury stock, 2,421,316 shares at July 28, 2013 and 2,470,128 at April 28, 2013	(29,163)	(29,751)
Total stockholders’ equity	138,830	142,410
Total liabilities and stockholders’ equity	$1,567,233	$1,553,599

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	July 28,	July 29,
	2013	2012
Revenues:
Casino	$262,142	$250,269
Rooms	8,915	8,630
Food, beverage, pari-mutuel and other	35,216	32,806
Gross revenues	306,273	291,705
Less promotional allowances	(58,544)	(55,882)
Net revenues	247,729	235,823
Operating expenses:
Casino	41,743	38,496
Gaming taxes	65,976	61,628
Rooms	1,909	1,773
Food, beverage, pari-mutuel and other	11,069	10,104
Marine and facilities	15,048	13,700
Marketing and administrative	62,106	57,956
Corporate and development	6,698	8,473
Preopening expense	3,898	687
Depreciation and amortization	20,395	16,822
Total operating expenses	228,842	209,639
Operating income	18,887	26,184
Interest expense	(22,658)	(20,431)
Interest income	90	175
Derivative income	230	134

Income (loss) from continuing operations before income taxes	(3,451)	6,062
Income tax provision	(1,411)	(1,318)
Income (loss) from continuing operations	(4,862)	4,744
Income from discontinued operations, net of income taxes	—	1,917
Net income (loss)	$(4,862)	$6,661

Income (loss) per common share-basic and dilutive:
Income (loss) from continuing operations	$(0.12)	$0.12
Income from discontinued operations, net of income taxes	—	0.05
Net income (loss)	$(0.12)	$0.17

Weighted average basic shares	39,582,928	39,018,281
Weighted average diluted shares	39,582,928	39,035,280

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended
	July 28, 2013	July 29, 2012
Net income (loss)	$(4,862)	$6,661
Other comprehensive income, net of tax:
Deferred hedge adjustment, net of income tax provision of $90 for the three months ended July 28, 2013 and July 29, 2012	148	148
Unrealized gain on interest rate cap contracts, net of income tax provision of $8 for the three months ended July 29, 2012	—	14
Other comprehensive income	148	162
Comprehensive income (loss)	$(4,714)	$6,823

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accum.
					Other
					Compre-
	Shares of		Additional	Retained	hensive		Total
	Common	Common	Paid-in	Earnings	Income	Treasury	Stockholders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Stock	Equity
Balance, April 28, 2013	42,066,148	$421	$246,214	$(74,227)	$(247)	$(29,751)	$142,410
Net income (loss)	—	—	—	(4,862)	—	—	(4,862)
Other comprehensive income (loss), net of tax	—	—	—	—	148	—	148
Issuance of restricted stock from treasury stock, net of forfeitures	—	—	(588)	—	—	588	—
Stock compensation expense	—	—	1,134	—	—	—	1,134
Balance, July 28, 2013	42,066,148	$421	$246,760	$(79,089)	$(99)	$(29,163)	$138,830

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	July 28,	July 29,
	2013	2012
Operating activities:
Net income (loss)	$(4,862)	$6,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,395	16,822
Amortization and write-off of deferred financing costs	1,105	1,492
Amortization of debt discount	59	52
Deferred income taxes	662	960
Stock compensation expense	1,134	1,323
Gain on derivative instruments	(230)	(134)
Gain on disposal of assets	(1,027)	(46)
Changes in operating assets and liabilities:
Sales (purchases) of trading securities	(1,800)	368
Accounts receivable	390	1,173
Insurance receivable	—	7,417
Income tax receivable	526	(2,650)
Prepaid expenses and other assets	(9,758)	(12,143)
Accrued interest	3,480	11,914
Accounts payable and accrued liabilities	809	6,934
Net cash provided by operating activities	10,883	40,143

Investing activities:
Purchase of property and equipment	(22,271)	(43,020)
Proceeds from sale of property and equipment	1,145	65
Payments towards gaming license	(7,500)	—
Restricted cash and investments	1,846	(524)
Net cash used in investing activities	(26,780)	(43,479)

Financing activities:
Principal payments on debt	(253)	(1,493)
Net borrowings on line of credit	14,900	—
Payment of deferred financing costs	(659)	(223)
Net cash provided by (used in) financing activities	13,988	(1,716)

Net decrease in cash and cash equivalents	(1,909)	(5,052)
Cash and cash equivalents, beginning of period	68,469	94,461
Cash and cash equivalents, end of the period	$66,560	$89,409

See notes to the consolidated financial statements.

ISLE OF CAPRI CASINOS, INC.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(Unaudited)

1.  Nature of Operations

Isle of Capri Casinos, Inc., a Delaware corporation, was incorporated in February 1990. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to Isle of Capri Casinos, Inc. and all of its subsidiaries. We are a developer, owner and operator of branded gaming facilities and related lodging and entertainment facilities in markets throughout the United States. Our wholly owned subsidiaries own or operate sixteen casino gaming facilities in the United States located in Black Hawk, Colorado; Lake Charles, Louisiana; Lula, Natchez and Vicksburg, Mississippi; Kansas City, Boonville, Cape Girardeau and Caruthersville, Missouri; Bettendorf, Davenport, Marquette and Waterloo, Iowa; Pompano Beach, Florida; and Nemacolin, Pennsylvania.

2.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. In managements’ opinion, the accompanying interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results presented. The accompanying interim condensed consolidated financial statements have been prepared without audit. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 28, 2013 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.islecorp.com.

Our fiscal year ends on the last Sunday in April. Periodically, this system necessitates a 53-week year.  Fiscal 2014 and 2013 are both 52-week years, which commenced on April 29, 2013 and April 30, 2012, respectively.

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

Discontinued operations include our former Biloxi, Mississippi casino operations sold in November 2012.  The results of our discontinued operations for the three months ended July 29, 2012 are summarized as follows:

Net revenues	$17,567
Pretax income from discontinued operations	1,917
Income tax provision from discontinued operations	—
Income from discontinued operations	1,917

We evaluated all subsequent events through the date of the issuance of the consolidated financial statements. No material subsequent events have occurred that required recognition in the condensed consolidated financial statements.

3.  Long-Term Debt

Long-term debt consists of the following:

	July 28,	April 28,
	2013	2013
Senior Secured Credit Facility:
Revolving line of credit, expires April 19, 2018, interest payable at least quarterly at either LIBOR and/or prime plus a margin	$169,800	$154,900
5.875% Senior Notes, interest payable semi-annually March 15 and September 15	350,000	350,000
7.75% Senior Notes, interest payable semi-annually March 15 and September 15, net of discount	298,305	298,246
8.875% Senior Subordinated Notes, interest payable Semi-annually June 15 and December 15	350,000	350,000
Other	3,486	3,738
	1,171,591	1,156,884
Less current maturities	429	415
Long-term debt	$1,171,162	$1,156,469

Senior Secured Credit Facility—Our Senior Secured Credit Facility as amended and restated (“Credit Facility”) consists of a $300,000 revolving line of credit. The Credit Facility is secured on a first priority basis by substantially all of our assets and guaranteed by substantially all of our significant subsidiaries. On July 2, 2013, we entered into an agreement amending our Credit Facility to, among other things, modify our maximum allowed leverage and minimum interest coverage ratio covenants.  As a result, we capitalized new deferred financing costs of $600 during the three months ended July 28, 2013.

Our net revolving line of credit availability at July 28, 2013, as limited by our borrowings, was approximately $95,000, after consideration of approximately $35,000 in outstanding letters of credit. We have an annual commitment fee related to the unused portion of the Credit Facility of up to 0.5% which is included in interest expense in the accompanying consolidated statements of operations. The weighted average effective interest rates of the Credit Facility for the three months ended July 28, 2013 was 4.40%.

The Credit Facility includes a number of affirmative and negative covenants. Additionally, we must comply with certain financial covenants including maintenance of a total leverage ratio, senior secured leverage ratio and minimum interest coverage ratio. The Credit Facility also restricts our ability to make certain investments or distributions. We were in compliance with the covenants as of July 28, 2013.

5.875% Senior Notes—In March 2013, we issued $350,000 of 5.875% Senior Notes due 2021 (“5.875% Senior Notes”). The net proceeds from the issuance were used to repay term loans under our Credit Facility. The 5.875% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 5.875% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2016, with call premiums as defined in the indenture governing the 5.875% Senior Notes.

7.75% Senior Notes—In March 2011, we issued $300,000 of 7.75% Senior Notes due 2019 at a price of 99.264% (“7.75% Senior Notes”).  The 7.75% Senior Notes are general unsecured obligations and rank junior to all of our senior secured indebtedness and senior to our senior subordinated indebtedness. The 7.75% Senior Notes are redeemable, in whole or in part, at our option at any time on or after March 15, 2015, with call premiums as defined in the indenture governing the 7.75% Senior Notes.

8.875% Senior Subordinated Notes — In August 2012, we completed the issuance and sale of $350,000 of 8.875% Senior Subordinated Notes due 2020 (“8.875% Senior Subordinated Notes”).  The 8.875% Senior Subordinated

Notes are general unsecured obligations and rank junior to all of our senior indebtedness. The 8.875% Senior Subordinated Notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2016, with call premiums as defined in the indenture governing the 8.875% Senior Subordinated Notes.

The 5.875% Senior Notes, 7.75% Senior Notes and 8.875% Senior Subordinated Notes are guaranteed, on a joint and several basis, by substantially all of our significant subsidiaries and certain other subsidiaries as described in Note 9. All of the guarantor subsidiaries are wholly owned by us.

The indentures governing the 5.875% Senior Notes, 7.75% Senior Notes and 8.875% Senior Subordinated Notes limits, among other things, our ability and our restricted subsidiaries’ ability to borrow money, make restricted payments, use assets as security in other transactions, enter into transactions with affiliates, pay dividends, or repurchase stock. The indentures also limit our ability to issue and sell capital stock of subsidiaries, sell assets in excess of specified amounts or merge with or into other companies.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	July 28,	July 29,
	2013	2012
Numerator:
Income (loss) applicable to common shares:
Income (loss) from continuing operations	$(4,862)	$4,744
Income from discontinued operations	—	1,917

Net income (loss)	$(4,862)	$6,661

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares	39,582,928	39,018,281
Effect of dilutive securities
Employee stock options	—	16,999
Denominator for diluted earnings (loss) per share - adjusted weighted average shares and assumed conversions	39,582,928	39,035,280

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.12
Income from discontinued operations	—	0.05
Net income (loss)	$(0.12)	$0.17

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.12
Income from discontinued operations	—	0.05
Net income (loss)	$(0.12)	$0.17

Due to the loss from continuing operations, stock options representing 66,145 shares, which are potentially dilutive, and 961,710 shares, which were anti-dilutive, were excluded from the calculation of common shares for diluted earnings per share for the three months ended July 28, 2013. Stock options representing 1,161,710 shares, which are anti-dilutive, were excluded from the calculation of common shares for diluted income per share for the three months ended July 29, 2012.  As the minimum market performance conditions related to our restricted stock units have not been achieved as of July 28, 2013 or July 29, 2012, 1,714,286 and 728,570 units have been excluded from the calculation of diluted earnings per share for the respective periods.

5.  Stock Based Compensation

Under our 2009 Long Term Incentive Plan we have issued restricted stock units, restricted stock and stock options.

Restricted Stock Units—During fiscal 2013, we granted restricted stock units (“RSUs”) containing market performance conditions which will determine the ultimate amount of RSUs, if any, to be awarded up to 1,714,286 shares.  Any RSUs earned will vest 50% on April 26, 2015 and 50% on April 26, 2016.  The fair value of these RSUs is determined utilizing a lattice pricing model which considers a range of assumptions including volatility and risk-free interest rates.  The aggregate compensation cost related to these RSUs is $4,932 to be recognized over the vesting periods. As of July 28, 2013, our unrecognized compensation cost for these RSUs is $3,423.

Restricted Stock —During the first quarter ended July 28, 2013, we issued 88,094 shares of restricted stock with a weighted average grant-date fair value of $7.83 to employees.  Restricted stock awarded to employees under annual long-term incentive grants primarily vests one-third on each anniversary of the grant date. Our aggregate estimate of forfeitures for restricted stock for employees and directors is 10% and 0%, respectively. As of July 28, 2013, our unrecognized compensation cost for unvested restricted stock is $1,838 with a remaining weighted average vesting period of 1.24 years.

6.  Fair Value

The fair value of our interest rate swap contracts are recorded using Level 3 inputs at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis:

	Three Months Ended
	July 28,	July 29,
Interest Rate Hedges	2013	2013
Beginning Balance	$(794)	$(2,493)
Realized gains/(losses)	468	372
Ending Balance	$(326)	$(2,121)

Financial Instruments - The estimated carrying amounts and fair values of our other financial instruments are as follows:

	July 28, 2013		April 28, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$66,560	$66,560	$68,469	$68,469
Marketable securities	27,320	27,320	25,520	25,520
Accounts receivable	10,688	10,688	11,077	11,077
Restricted cash and investments	9,757	9,757	11,417	11,417
Notes receivable	56	56	56	56

Financial liabilities:
Revolving line of credit	$169,800	$166,404	$154,900	$151,802
5.875% Senior notes	350,000	341,250	350,000	357,000
7.75% Senior notes	298,305	313,220	298,246	327,698
8.875% Senior subordinated notes	350,000	375,375	350,000	381,535
Other long-term debt	3,486	3,486	3,738	3,738
Other long-term obligations	22,756	22,756	22,514	22,514

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, accounts receivable and notes receivable are carried at cost, which approximates fair value due to their short-term maturities.

Marketable securities include investments of $8,465 and $9,433, as of July 28, 2013 and April 28, 2013, respectively, based upon Level 1 inputs obtained from quoted prices available in active markets and investments of $18,855 and $16,087, as of July 28, 2013 and April 28, 2013, respectively, based upon Level 2 inputs obtained from quoted prices of identical assets in inactive markets or quoted prices for similar assets in active and inactive markets.  There were no transfers between Level 1 and Level 2 inputs during the year.

Restricted cash and investments include restricted cash and investments of $3,663 and $3,979, as of July 28, 2013 and April 28, 2013, respectively, based upon Level 1 inputs obtained from quoted prices available in active markets and investments of $6,094 and $7,438, as of July 28, 2013 and April 28, 2013, respectively, based upon Level 2 inputs obtained from quoted prices of identical assets in inactive markets or quoted prices for similar assets in active and inactive markets.  There were no transfers between Level 1 and Level 2 inputs during the year.

The fair value of our long-term debt or other long-term obligations is estimated based on the quoted market price of the underlying debt issue (Level 1 inputs) or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to us for debt of similar remaining maturities (Level 3 inputs). Debt obligations with a short remaining maturity have a carrying amount that approximates fair value.

7.  Income Taxes

Income tax expense of $1,411 and $1,318 was recognized from continuing operations during the three months ended July 28, 2013 and July 29, 2012, respectively.  Our income tax provision consists of 1) changes in the deferred tax liability attributable to indefinite lived intangibles, 2) fluctuations in the valuation allowance placed upon our federal and state deferred tax assets including net operating loss carry forwards and tax credits, 3) expense for state jurisdictions where taxable income is generated without net operating loss carry forwards available, and 4) expense for unrecognized tax positions.

We recorded a valuation allowance during the three months ended July 28, 2013, as we do not currently expect to be able to utilize our interim period tax benefit during the current fiscal year.

A summary of our effective income tax rate is as follows:

	Three Months Ended
	July 28, 2013	July 29, 2012
Federal taxes at the statutory rate	$(1,208)	$2,122
State taxes	283	247
Permanent differences	259	256
Tax credits	(262)	(355)
Other	52	114
Valuation allowance	2,287	(1,066)
Income tax provision	$1,411	$1,318

8.  Supplemental Disclosures

Cash Flow — For the three months ended July 28, 2013 and July 29, 2012, we made net cash interest payments of $18,253 and $7,796, respectively. Additionally, we made income tax payments of $106 and $2,892 during the three months ended July 28, 2013 and July 29, 2012, respectively.

The change in accrued purchases of property and equipment in accounts payable decreased by $2,590 and increased by $4,563, for the three months ended July 28, 2013 and July 29, 2012, respectively.

9.  Consolidating Condensed Financial Information

Certain of our wholly owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7.75% Senior Notes, 5.875% Senior Notes, and 8.875% Senior Subordinated Notes.

The following wholly owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7.75% Senior Notes, 5.875% Senior Notes and 8.875% Senior Subordinated Notes: Black Hawk Holdings, L.L.C.; CCSC/Blackhawk, Inc.; IC Holdings Colorado, Inc.; IOC-Black Hawk Distribution Company, L.L.C.; IOC-Boonville, Inc.; IOC-Caruthersville, L.L.C.; IOC-Kansas City, Inc.; IOC-Lula, Inc.; IOC-Natchez, Inc.; IOC-PA, L.L.C.; IOC-Black Hawk County, Inc.; IOC-Davenport, Inc.; IOC Holdings, L.L.C.; IOC-Vicksburg, Inc.; IOC-Vicksburg, LLC; Rainbow Casino- Vicksburg Partnership, L.P.; IOC Cape Girardeau, LLC; Isle of Capri Bettendorf, L.C; Isle of Capri Black Hawk, L.L.C.; Isle of Capri Marquette, Inc.; PPI, Inc.; and St. Charles Gaming Company, Inc. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

Consolidating condensed balance sheets as of July 28, 2013 and April 28, 2013 are as follows:

	As of July 28, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$34,270	$85,975	$28,128	$(6,960)	$141,413
Intercompany receivables	627,760	—	26,642	(654,402)	—
Investments in subsidiaries	646,586	(29,793)	—	(616,793)	—
Property and equipment, net	7,297	1,014,087	12,054	—	1,033,438
Other assets	49,744	332,320	14,930	(4,612)	392,382
Total assets	$1,365,657	$1,402,589	$81,754	$(1,282,767)	$1,567,233

Current liabilities	$49,808	$81,950	$31,647	$(6,960)	$156,445
Intercompany payables	—	654,402	—	(654,402)	—
Long-term debt, less current maturities	1,170,881	—	281	—	1,171,162
Other accrued liabilities	6,138	83,462	15,808	(4,612)	100,796
Stockholders’ equity	138,830	582,775	34,018	(616,793)	138,830
Total liabilities and stockholders’ equity	$1,365,657	$1,402,589	$81,754	$(1,282,767)	$1,567,233

	As of April 28, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Balance Sheet
Current assets	$19,176	$84,163	$29,010	$(49)	$132,300
Intercompany receivables	626,444	—	14,909	(641,353)	—
Investments in subsidiaries	643,257	(29,794)	—	(613,463)	—
Property and equipment, net	7,831	1,014,067	12,128	—	1,034,026
Other assets	50,958	324,168	17,587	(5,440)	387,273
Total assets	$1,347,666	$1,392,604	$73,634	$(1,260,305)	$1,553,599

Current liabilities	$43,139	$88,223	$24,486	$(49)	$155,799
Intercompany payables	—	641,353	—	(641,353)	—
Long-term debt, less current maturities	1,155,939	210	320	—	1,156,469
Other accrued liabilities	6,178	82,660	15,523	(5,440)	98,921
Stockholders’ equity	142,410	580,158	33,305	(613,463)	142,410
Total liabilities and stockholders’ equity	$1,347,666	$1,392,604	$73,634	$(1,260,305)	$1,553,599

Consolidating condensed statements of operations for the three months ended July 28, 2013 and July 28, 2012 are as follows:

	For the Three Months Ended July 28, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$262,142	$—	$—	$262,142
Rooms, food, beverage, pari-mutuel and other	179	43,947	2,354	(2,349)	44,131
Management fee revenue	8,559	—	—	(8,559)	—
Gross revenues	8,738	306,089	2,354	(10,908)	306,273
Less promotional allowances	—	(58,544)	—	—	(58,544)
Net revenues	8,738	247,545	2,354	(10,908)	247,729

Operating expenses:
Casino	—	41,743	—	—	41,743
Gaming taxes	—	65,976	—	—	65,976
Rooms, food, beverage, pari-mutuel and other	8,133	94,032	912	(2,349)	100,728
Management fee expense	—	8,559	—	(8,559)	—
Depreciation and amortization	403	19,991	1	—	20,395
Total operating expenses	8,536	230,301	913	(10,908)	228,842

Operating income (loss)	202	17,244	1,441	—	18,887
Interest expense, net	(11,762)	(10,504)	(302)	—	(22,568)
Gain on extinguishment of debt	—	—	—	—	—
Derivative income	230	—	—	—	230
Equity in income (loss) of subsidiaries	3,254	—	—	(3,254)	—
Income (loss) from continuing operations before income taxes and noncontolling interest	(8,076)	6,740	1,139	(3,254)	(3,451)
Income tax (provision) benefit	3,214	(4,198)	(427)	—	(1,411)
Income (loss) from continuining operations	(4,862)	2,542	712	(3,254)	(4,862)
Income (loss) of discontinued operations	—	—	—	—	—
Net income (loss)	$(4,862)	$2,542	$712	$(3,254)	$(4,862)

	For the Three Months Ended July 29, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Operations
Revenues:
Casino	$—	$250,269	$—	$—	$250,269
Rooms, food, beverage, pari-mutuel and other	176	41,254	2,452	(2,446)	41,436
Management fee revenue	8,437	—	—	(8,437)	—
Gross revenues	8,613	291,523	2,452	(10,883)	291,705
Less promotional allowances	—	(55,882)	—	—	(55,882)
Net revenues	8,613	235,641	2,452	(10,883)	235,823

Operating expenses:
Casino	—	38,496	—	—	38,496
Gaming taxes	—	61,628	—	—	61,628
Rooms, food, beverage, pari-mutuel and other	9,462	84,264	1,413	(2,446)	92,693
Management fee expense	—	8,437	—	(8,437)	—
Depreciation and amortization	489	16,195	138	—	16,822
Total operating expenses	9,951	209,020	1,551	(10,883)	209,639

Operating income (loss)	(1,338)	26,621	901	—	26,184
Interest expense, net	(11,071)	(8,955)	(230)	—	(20,256)
Gain on extinguishment of debt	—	—	—	—	—
Derivative income	134	—	—	—	134
Equity in income (loss) of subsidiaries	10,896	—	—	(10,896)	—
Income (loss) from continuing operations before income taxes and noncontolling interest	(1,379)	17,666	671	(10,896)	6,062
Income tax (provision) benefit	6,123	(7,183)	(258)	—	(1,318)
Income (loss) from continuining operations	4,744	10,483	413	(10,896)	4,744
Income (loss) of discontinued operations	1,917	1,292	—	(1,292)	1,917
Net income (loss)	$6,661	$11,775	$413	$(12,188)	$6,661

Consolidating condensed statements of cash flows for the three months ended July 28, 2013 and July 29, 2012 are as follows:

	Three Months Ended July 28, 2013
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(14,815)	$19,750	$5,948	$—	$10,883

Investing Activities:
Purchases of property and equipment, net of proceeds	72	(22,290)	1,092	—	(21,126)
Purchases towards gaming license	—	(7,500)	—	—	(7,500)
Restricted cash and investments	—	(1,000)	2,846	—	1,846
Parent company investment in subsidiaries	(1,315)	—	—	1,315	—
Net cash provided by (used in) investing activities	(1,243)	(30,790)	3,938	1,315	(26,780)

Financing Activities:
Principal payments on debt	(16)	(200)	(37)	—	(253)
Net borrowings on line of credit	14,900	—	—	—	14,900
Payments of deferred financing costs	(659)	—	—	—	(659)
Net proceeds from (payments to) related parties	—	13,047	(11,732)	(1,315)	—
Net cash provided by (used in) financing activities	14,225	12,847	(11,769)	(1,315)	13,988

Net increase (decrease) in cash and cash equivalents	(1,833)	1,807	(1,883)	—	(1,909)
Cash and cash equivalents at beginning of period	6,914	57,174	4,381	—	68,469
Cash and cash equivalents at end of the period	$5,081	$58,981	$2,498	—	$66,560

	Three Months Ended July 29, 2012
	Isle of Capri			Consolidating
	Casinos, Inc.		Non-	and	Isle of Capri
	(Parent	Guarantor	Guarantor	Eliminating	Casinos, Inc.
	Obligor)	Subsidiaries	Subsidiaries	Entries	Consolidated
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(12,276)	$43,305	$9,114	$—	$40,143

Investing Activities:
Purchases of property and equipment, net of proceeds	(257)	(42,698)		—	(42,955)
Restricted cash and investments	—	21	(545)	—	(524)
Parent company investment in subsidiaries	3,918	—	—	(3,918)	—
Net cash provided by (used in) investing activities	3,661	(42,677)	(545)	(3,918)	(43,479)

Financing Activities:
Principal payments on debt	(1,250)	(209)	(34)	—	(1,493)
Payments of deferred financing costs	(223)	—	—	—	(223)
Net proceeds from (payments to) related parties	—	5,842	(9,760)	3,918	—
Net cash provided by (used in) financing activities	(1,473)	5,633	(9,794)	3,918	(1,716)

Net increase (decrease) in cash and cash equivalents	(10,088)	6,261	(1,225)	—	(5,052)
Cash and cash equivalents at beginning of period	39,365	50,749	4,347	—	94,461
Cash and cash equivalents at end of the period	$29,277	$57,010	$3,122	$—	$89,409

10.  Commitments and Contingencies

Development Projects— On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project is selected by the PGCB. The Tower JV is one of six applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we loaned $25,000 to the Tower JV in the form of a stand-by letter of credit issued for the purpose of securing the Pennsylvania gaming license fee relating to the project. The $25,000 letter of credit can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing, or 2) convert the $25,000 loan into a minority investment in the Tower JV.

Option Agreements — On June 17, 2013, we entered into an option agreement for a third party to purchase from us substantially all of the assets and assume certain liabilities related to our Rhythm City Casino located in Davenport, Iowa, for approximately $51,000, subject to working capital and certain other customary purchase price adjustments. Subject to satisfying certain conditions, the third party may exercise the option at any time through September 15, 2013 and may extend the exercise period to October 15, 2013. If the option is exercised, the completion of the transaction will be subject to the third party obtaining applicable gaming licenses and approvals and other customary closing conditions.

Legal and Regulatory Proceedings— We and our wholly-owned subsidiary, Riverboat Corporation of Mississippi - Vicksburg, are defendants in a lawsuit filed in the Circuit Court of Adams County, Mississippi by Silver Land, Inc., alleging breach of contract in connection with our 2006 sale of casino operations in Vicksburg, Mississippi, to a third party. In January 2011, the court ruled in favor of Silver Land and in September 2011 the court awarded damages of approximately $2,000, which we accrued.  We filed a notice of appeal in November 2011 and oral arguments were held in January 2013. In June 2013, the court of appeals reversed the trial court and ruled in our favor.  Silver Land filed a motion for a rehearing in July 2013, and we are awaiting a ruling on that motion. Depending on the outcome of that motion, Silver Land may appeal to the state supreme court. While the ultimate outcome of this matter is still in doubt and cannot be predicted with any degree of certainty, we intend to put forth a vigorous and appropriate defense of the favorable June 2013 ruling of the court of appeals as Silver Land continues to pursue its claim.

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

Our wholly owned subsidiary, PPI, Inc., d/b/a Isle Casino Racing Pompano Park, has been named as a defendant in two collective action Fair Labor Standards Act (FLSA) claims in the U.S. District Court — Southern District of Florida.  The claims allege violations of tipping and tip-credit practices for certain employees.  The outcome of these matters is still in doubt and cannot be predicted.  We intend to put forth a vigorous defense against the claims asserted in this matter.

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

The outcome of this matter is still in doubt and cannot be predicted with any degree of certainty. We intend to continue a vigorous and appropriate defense to the claims asserted in this matter. Through July 28, 2013 we have accrued an estimated liability, including interest, of $14,399. Our accrual is based upon management’s estimate of the original claim by the plaintiffs for lost payments. We continue to accrue interest on the asserted claim. We are unable to estimate a total possible loss as information as to possible additional claims, if any, have not been asserted or quantified by the plaintiffs at this time.

In October 2012, we opened our new casino in Cape Girardeau, Missouri. A subcontractor has filed a mechanics’ lien against our property resulting from a dispute between the subcontractor and our general contractor for the construction project. We demanded that the general contractor cause the lien to be bonded against or satisfied, however the general contractor has refused to do so and asserted that a portion of the subcontractor’s claim results from additional work directly requested by us. The general contractor is attempting to resolve the subcontractor’s claim. While we are not a direct party in the dispute, in the event that we incur any costs in connection with this matter, we do not believe that any such costs would be material, and if incurred, would be capitalized as additional construction costs.

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

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended April 28, 2013.

Executive Overview

We are a leading developer, owner and operator of branded gaming facilities and related dining, lodging and entertainment facilities in regional markets in the United States. We have sought and established geographic diversity to limit the risks caused by weather, regional economic difficulties, gaming tax rates and regulations of local gaming authorities. We currently operate casinos in Louisiana, Mississippi, Missouri, Iowa, Colorado, Florida and Pennsylvania. We also operate a harness racing track at our casino in Florida.

Our operating results for the periods presented have been affected, both positively and negatively, by current economic conditions and several other factors discussed in detail below. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended April 28, 2013 and by giving consideration to the following:

Items Impacting Income (Loss) from Continuing Operations— Significant items impacting our income (loss) from continuing operations during the fiscal quarters ended July 28, 2013, and July 29, 2012 are as follows:

Casino Openings — We opened our Lady Luck Casino on the Nemacolin Woodlands Resort in Farmington, Pennsylvania on July 1, 2013 and our new Isle Casino in Cape Girardeau, Missouri on October 30, 2012.

Disruption — Our Davenport property closed due to flooding during fiscal 2014 from the night of June 28, 2013 to the afternoon of July 3, 2013. Our Boonville property was affected by power outages and forced to close three times during the three months ended July 28, 2013 for approximately 40 hours, of which two periods were over the key holidays of Father’s Day weekend and on the 4th of July. These disruptive events have had a negative impact on our operating results.

Increased Competition — From time to time, new or expanded facilities by our competitors impact our results. For example, competition from a new casino in Natchez opened at the end of December 2012 has negatively impacted our Natchez casino. Expansions by Arkansas based competitors have negatively impacted our Lula property.

Income Tax Provision — Our income tax provision from continuing operations was impacted by our estimate of annual taxable income for financial statement purposes, changes in the deferred tax liability attributable to indefinate lived intangibles, our percentage of permanent and other items in relation to such estimated income or loss, as well as changes in valuation allowances. We recorded a valuation allowance during the three months ended July 28, 2013. As a result, our tax provision was $1.4 million for the three months ended July 28, 2013.

Results of Operations

Revenues and operating expenses for the three months ended July 28, 2013 and July 29, 2012 are as follows:

	Three Months Ended
	July 28,	July 29,		Percentage
(in thousands)	2013	2012	Variance	Variance
Revenues:
Casino	$262,142	$250,269	$11,873	4.7%
Rooms	8,915	8,630	285	3.3%
Food, beverage, pari-mutuel and other	35,216	32,806	2,410	7.3%
Gross revenues	306,273	291,705	14,568	5.0%
Less promotional allowances	(58,544)	(55,882)	(2,662)	4.8%
Net revenues	247,729	235,823	11,906	5.0%

Operating expenses:
Casino	41,743	38,496	3,247	8.4%
Gaming taxes	65,976	61,628	4,348	7.1%
Rooms	1,909	1,773	136	7.7%
Food, beverage, pari-mutuel and other	11,069	10,104	965	9.6%
Marine and facilities	15,048	13,700	1,348	9.8%
Marketing and administrative	62,106	57,956	4,150	7.2%
Corporate and development	6,698	8,473	(1,775)	-20.9%
Preopening expense	3,898	687	3,211	N/M
Depreciation and amortization	20,395	16,822	3,573	21.2%
Total operating expenses	$228,842	$209,639	19,203	9.2%

Casino — Casino revenues increased $11.9 million, or 4.7%, for the three months ended July 28, 2013, as compared to the same period in fiscal 2013. Excluding casino revenues of $14.3 million and $2.5 million at our Cape Girardeau and Nemacolin properties, respectively, casino revenues decreased $4.9 million, or 1.9%, primarily due to decreases at our Davenport and Boonville properties of $1.5 million and $1.4 million, respectively, as a result of the closures caused by flooding and electrical outages, and decreases at our Lula and Natchez properties of $2.5 million and $1.4 million, respectively, as a result of increased competition.  These decreases were offset by increases of $3.7 million and $1.2 million at our Pompano and Black Hawk properties as the Company has been able to increase market share through effective advertising.

Casino operating expenses increased $3.2 million, or 8.4%, for the three months ended July 28, 2013, as compared to the same period in the prior fiscal year. Excluding casino operating expenses of $3.1 million at our Cape Girardeau and Nemacolin properties, casino expenses decreased $0.1 million or 0.5%.

Gaming Taxes — State and local gaming taxes increased $4.3 million, or 7.1%, for the three months ended July 28, 2013, as compared to the same period in the prior fiscal year.  Excluding gaming taxes of $5.2 million at our Cape

Girardeau and Nemacolin properties, gaming taxes decreased $0.9 million, or 1.4%, commensurate with casino revenues.

Rooms — Rooms revenue increased $0.3 million, or 3.3%, for the three months ended July 28, 2013, as compared to the same period in the prior fiscal year, primarily as a result of the increase of Lake Charles revenue of $0.3 million due to the completion of the hotel renovation during fiscal 2013.

Food, Beverage, Pari-Mutuel and Other — Food, beverage, pari-mutuel and other revenues increased $2.4 million, or 7.3%, and food, beverage, pari-mutuel and other expenses increased $1.0 million, or 9.6%.  The majority of the increase occurred at our Cape Girardeau and Nemacolin properties.

Promotional Allowances — Promotional allowances increased $2.7 million, or 4.8%, for the three months ended July 28, 2013 which included promotional allowances of $2.5 million at our Cape Girardeau and Nemacolin properties.

Marine and Facilities —  Marine and facilities expenses increased $1.3 million, or 9.8%, for the three months ended July 28, 2013 as compared to the same period in the prior fiscal year. Excluding marine and facilities expense for our Cape Girardeau and Nemacolin properties of $1.0 million, marine and facilities expense increased by $0.3 million or 2.3%.

Marketing and Administrative —  Marketing and administrative expenses increased $4.2 million, or 7.2%, for the three months ended July 28, 2013 as compared to the same period in the prior fiscal year. Excluding marketing and administrative expenses of $4.8 million at our Cape Girardeau and Nemacolin properties, marketing and administrative expenses decreased $0.6 million, or 1%.

Corporate and Development — During the three months ended July 28, 2013, our corporate and development expenses were $6.7 million compared to $8.5 million for the three months ended July 29, 2012.  The three months ended July 28, 2013 includes a gain of $1.0 million from the sale of our corporate aircraft.  In addition, corporate expenses decreased during the first quarter of fiscal 2014 due to reduced incentive compensation expense of $0.4 million compared to the same period of fiscal 2013.

Depreciation and Amortization — Depreciation and amortization expense for the three months ended July 28, 2013 increased $3.6 million, primarily as a result of $3.3 million of depreciation and amortization at our Cape Girardeau and Nemacolin properties.

Other Income (Expense) and Income Taxes

Interest expense, interest income, derivative expense and income tax provision for the three months ended July 28, 2013 and July 29, 2012 are as follows:

	July 28,	July 29,		Percentage
(in thousands)	2013	2012	Variance	Variance

Interest expense	$(22,658)	$(20,431)	$(2,227)	10.9%
Interest income	90	175	(85)	-48.6%
Derivative income	230	134	96	71.6%
Income tax provision	(1,411)	(1,318)	(93)	7.1%

Interest Expense — Interest expense increased $2.2 million for the three months ended July 28, 2013, as compared to the same period in the prior fiscal year. This increase primarily reflects the interest associated with the senior notes issued in August 2012 and March 2013 as well as the reduction of capitalized interest during fiscal 2014 compared to fiscal 2013.

Liquidity and Capital Resources

Cash Flows from Operating Activities - During the three months ended July 28, 2013, we generated $10.9 million in cash flows from operating activities compared to generating $40.1 million during the three months ended July 28, 2012. The year over year decrease in cash flows from operating activities is primarily the result of the decrease in operating income and changes in the timing of cash payments for interest.  Additionally, the cash flows from operating activities for the first quarter of fiscal 2013 includes the collection of $7.4 million of insurance receivables related to flooding during fiscal 2012.

Cash Flows used in Investing Activities - During the three months ended July 28, 2013, we used $26.8 million for investing activities compared to using $43.5 million during the three months ended July 29, 2012. Significant investing activities for the three months ended July 28, 2013 included capital expenditures of $22.3 million, of which $13.8 million related to Nemacolin, as well as an additional $7.5 million toward a Nemacolin gaming license.  These outflows were offset by $1.8 million of cash inflows from the change in restricted cash and investments and $1.1 million in proceeds from the sale of property and equipment, primarily the sale of the corporate aircraft. Significant investing activities for the three months ended July 29, 2012 included capital expenditures of $43.0 million, of which $27.7 million related to Cape Girardeau.

Cash Flows from Financing Activities — During the three months ended July 28, 2013, our net cash flows provided from financing activities were primarily from $14.9 million in borrowings under our Credit Facility.  During the three months ended July 29, 2012, our net cash flows used in financing activities were used primarily to repay our outstanding long-term debt of $1.5 million.

Availability of Cash and Additional Capital - At July 28, 2013, we had cash and cash equivalents of $66.6 million and marketable securities of $27.3 million. As of July 28, 2013, we had $169.8 million in outstanding revolving credit borrowings under our Credit Facility and our net line of credit availability was approximately $95.0 million, as limited by our borrowings.

Capital Expenditures and Development Activities— As part of our business development activities, historically we have entered into agreements which have resulted in the acquisition or development of businesses or assets. These business development efforts and related agreements typically require the expenditure of cash, which may be significant. The amount and timing of our cash expenditures relating to development activities may vary based upon our evaluation of current and future development opportunities, our financial condition and the condition of the financing markets. Our development activities are subject to a variety of factors including but not limited to: obtaining permits, licenses and approvals from appropriate regulatory and other agencies, legislative changes and, in certain circumstances, negotiating acceptable leases.

In June 2013, we completed the construction of Lady Luck Nemacolin, a new casino at the Nemacolin Woodlands Resort in Western Pennsylvania and our casino opened July 1, 2013. To date, we have expended $51.0 million, and expect final costs of approximately $58 million, including licensing fees of $12.5 million.

On February 1, 2013, we signed an agreement with Tower Investments, Inc. to manage The Provence, the resort and casino on North Broad Street, Philadelphia, proposed by Tower Entertainment, LLC (the “Tower JV”), if the project is selected by the Pennsylvania Gaming Control Board.  The Tower JV is one of six applicants for the final gaming license in Philadelphia. As part of our agreement with the Tower JV, we loaned $25 million to the Tower JV in the form of a stand-by letter of credit issued for the purpose of securing the Pennsylvania gaming license fee relating to the project.  The $25 million letter of credit can only be drawn upon if the Tower JV is awarded the license. If the Tower JV is selected, we have the option to either 1) be repaid from the proceeds of permanent financing or 2) convert the $25 million loan into a minority investment in the Tower JV.

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

For a discussion of our significant accounting policies and estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements presented in our 2013 Annual Report on Form 10-K. There were no newly identified significant accounting estimates in the first quarter of fiscal year 2014, nor were there any material changes to the critical accounting policies and estimates set forth in our 2013 Annual Report.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Facility.

We have an interest rate swap agreement with a notional value of $50.0 million as of July 28, 2013. The swap agreement effectively converts portions of the Credit Facility variable debt to a fixed-rate basis until the swap agreement terminates, which occurs in September 2013.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 28, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 28, 2013, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended July 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

A reference is made to the information contained in Footnote 11 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.                RISK FACTORS

We are not aware of any material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have purchased our common stock under stock repurchase programs. These programs allow for the repurchase of up to 6,000,000 shares.  To date, we have purchased 4,895,792 shares of our common stock under these programs.  These programs have no approved dollar amount, nor expiration dates.  No purchases have been made under the program since September 2007.

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

ISLE OF CAPRI CASINOS, INC.

Dated: September 6, 2013	/s/ DALE R. BLACK
Dale R. Black
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT NUMBER	DESCRIPTION
10.1	Option Agreement, dated as of June 17, 2013, by and among Isle of Capri Casinos, Inc., IOC Davenport, Inc. and Kehl Development-Scott County, LLC.

10.2

Fifth Amendment to Credit Agreement, dated as of July 2, 2013, among Isle of Capri Casinos, Inc., as borrower, certain subsidiaries of Isle of Capri Casinos, Inc., the financial institutions listed therein, as lenders, Wells Fargo Bank, National Association, as administrative agent, and the other agents referred to therein (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2013).

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

101

The following financial statements and notes from the Isle of Capri Casinos, Inc. Quarterly Report on Form 10-Q for the quarter ended July 28, 2013, filed on September 6, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.